Form 10-Q
period 1993-11-30
COMMERCIAL METALS CO
filed 1994-01-14
CIK 22444

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                       ----------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  -------------------------------------------


For quarter ended November 30, 1993
Commission File Number  1-4304


                             COMMERCIAL METALS COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 75-0725338
  --------------------------------              ---------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)               Identification Number)


                             7800 Stemmons Freeway
                    P. O. Box 1046    Dallas, Texas   75221
             ------------------------------------------------------
                   ( Address of principal executive offices )
                                  ( Zip Code )


                               (214)  689-4300
            ------------------------------------------------------
            ( Registrant's telephone number, including area code )


             ------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes   X     No
                                                          -----      -----

  As of November 30, 1993  there were  11,082,159  (pre-split)  14,775,542
  (post-split) shares of the Company's Common Stock issued and outstanding excluding 1,017,905 (pre-split) 1,357,041 (post-split) shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                     INDEX



                                                            Page No.
                                                           ---------
  PART I  -  Financial Statements:

      Consolidated Balance Sheets -
         November 30, 1993 and August 31, 1993                2 - 3

      Consolidated Statements of Earnings -
         Three Months ended November 30, 1993                     4
           and November 30, 1992

      Consolidated Statements of Cash Flows -
         Three months ended November 30, 1993
           and November 30, 1992                                  5

      Consolidated Statement of Stockholders'
         Equity -  November 30, 1993                              6

      Notes to Consolidated Financial Statements                  7

      Management's Discussion and Analysis of
         Consolidated Financial Statements                   8 - 12

  PART II - Other Information and Signatures                13 - 14

      Exhibit 11 (a) - Calculation of Primary and
         Fully Diluted Earnings per Share                        15

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                     ASSETS
                                     ------
                        (In thousands except share data)

                                                            Nov. 30,                  August 31,
                                                              1993                       1993
                                                           ----------                 ---------
CURRENT ASSETS:

  Cash and temporary investments                             $ 33,843                  $ 47,439
  Accounts receivable (less allowance for
     collection losses of $3,142 and $3,217)                  171,492                   163,387
  Financial services loans and advances                        44,538                    35,768
  Inventories                                                 112,596                   136,601
  Other                                                        14,163                    15,300
                                                             --------                  --------
              TOTAL CURRENT ASSETS                            376,632                   398,495

OTHER ASSETS                                                    3,780                     4,143

PROPERTY, PLANT, AND EQUIPMENT, at cost:

  Land                                                         10,163                    10,165
  Buildings                                                    30,700                    30,695
  Equipment                                                   259,281                   257,537
  Leasehold improvements                                       13,351                    13,252
  Construction in process                                      27,267                    15,517
                                                             --------                  --------
                                                              340,762                   327,166
  Less accumulated depreciation
       and amortization                                      (194,533)                 (187,843)
                                                             --------                  --------
                                                              146,229                   139,323

                                                             --------                  --------
                                                             $526,641                  $541,961
                                                             ========                  ========


                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                       ( In thousands except share data )



                                                            Nov. 30,               August 31,
                                                              1993                    1993
                                                           ----------              ---------
CURRENT LIABILITIES:
  Commercial paper                                          $                       $
  Financial services notes payable                            59,554                  41,003
  Accounts payable                                            70,566                 100,587
  Other payables and accrued expenses                         56,374                  64,507
  Income taxes payable                                         5,901                   4,109
  Current maturities of long-term debt                         4,821                   4,824
                                                            --------                --------
              TOTAL CURRENT LIABILITIES                      197,216                 215,030

DEFERRED INCOME TAXES                                         14,773                  14,773

LONG-TERM DEBT                                                74,565                  76,737

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
       Preferred stock                                            --                      --

       Common stock, par value $5.00 a share;
         authorized 20,000,000 shares; issued
         12,100,064 shares pre-split and 16,132,583
         post-split:  outstanding 11,082,159 pre-split,
         14,775,542 post-split and 11,060,613 shares          80,663                  60,500

  Additional paid-in capital                                      --                   3,919

  Retained earnings                                          177,895                 189,865
                                                            --------                --------
                                                             258,558                 254,284

  Less treasury stock,
         1,017,905 pre-split, 1,357,041 post-split
         and 1,039,451 shares at cost                        (18,471)                (18,863)
                                                            --------                --------
                                                             240,087                 235,421
                                                            --------                --------
                                                            $526,641                $541,961
                                                            ========                ========

                See notes to consolidated financial statements.
                                    Page  3

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS


                       (In thousands except share data)



                                                 Three Months ended
                                           Nov. 30,              Nov. 30,
                                             1993                  1992
                                           --------              --------
REVENUES:
  Net sales                                 $380,016             $324,380
  Other revenues                               1,744                1,838
                                          ----------           ----------
                                             381,760              326,218

COSTS AND EXPENSES:
  Cost of goods sold                         343,410              293,909
  Selling, general and
    administrative expenses                   25,409               23,307
  Interest expense                             1,835                2,795
  Employees' pension and
    profit sharing plans                       1,875                1,604
                                          ----------           ----------
                                             372,529              321,615


EARNINGS BEFORE INCOME TAXES                   9,231                4,603

INCOME TAXES                                   3,508                1,749
                                          ----------           ----------
NET EARNINGS                                $  5,723             $  2,854
                                          ==========           ==========

Net earnings per share                         $0.38                $0.20

Cash dividends per share                       $0.10                $0.10

Average shares outstanding                15,254,412           14,520,760





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                  Three months ended
                                                                  ------------------
                                                             Nov. 30,             Nov. 30,
                                                               1993                  1992
                                                             --------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                $ 5,723              $ 2,854
  Adjustments to earnings not requiring cash:
      Depreciation and amortization                             7,186                6,809
      Provision for losses on receivables                         372                  285
      Deferred income taxes                                        -                    -
      Other                                                       (31)                 (22)

                                                              -------              -------
  Cash flows from operations before changes in
    operating assets and liabilities                           13,250                9,926

  Changes in operating assets and liabilities:
      Decrease (increase) in receivables                       (8,478)              (4,124)
      Decrease (increase) in financial
         services loans and advances                           (8,770)              (3,281)
      Decrease (increase) in inventories                       24,005                1,036
      Decrease (increase) in other assets                       1,500               (3,154)
      Increase (decrease) in accounts payable,
         accrued expenses and income taxes                    (36,362)              (3,672)

                                                              -------              -------
  Net Cash Flows (Used) in Operating Activities               (14,855)              (3,269)

    CASH FLOWS FROM INVESTING ACTIVITIES:

     Temporary investments                                      9,888               17,814
     Purchase of property, plant and equipment                (14,092)              (6,319)
     Sales of property, plant and equipment                        31                   22

                                                              -------              -------
  Net Cash Provided (Used) by Investing Activities             (4,173)              11,517

CASH FLOWS FROM FINANCING ACTIVITIES:

     Financial services notes payable                          18,551               (3,695)
     Payments on long-term debt                                (2,175)              (1,657)
     Stock issued under bonus plans                               384                  443
     Dividends paid                                            (1,440)              (1,387)

                                                              -------              -------
  Net Cash Provided (Used) by Financing Activities             15,320               (6,296)

    Increase (Decrease) in Cash and Cash Equivalents           (3,708)               1,952

Cash and Cash Equivalents at Beginning of Year                 18,780               11,460
                                                              -------              -------
Cash and Cash Equivalents at End of Period                    $15,072              $13,412
                                                              =======              =======

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       ( In thousands except share data )




                                               Common Stock                                 Treasury Stock
                                          ----------------------     Add'l                ------------------
                                           Number of                Paid-In   Retained    Number of
                                            Shares       Amount     Capital   Earnings     Shares         Amount
                                          -----------  ---------   --------  ----------   ---------      --------
  Balance September 1, 1993               12,100,064    $60,500     $3,919    $189,864     (1,039,451)   ($18,863)

     Net earnings for three months
       ended November 30, 1993                                                   5,723

     Cash dividends - $.10 a share
       ( restated for stock split )                                             (1,440)

     Stock split (four-for-three)
       Payable 12/27/93                    4,032,519     20,163     (3,911)    (16,252)      (339,136)

     Stock issued under stock option,
       purchase and bonus plans                                         (8)                    21,546         392

                                          ----------    -------     ------    --------     ----------    --------
  Balance, November 30, 1993
                                          16,132,583    $80,663     $    0    $177,895     (1,357,041)   ($18,471)
                                          ==========    =======     ======    ========     ==========    ========





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE A  -  LONG-TERM DEBT (in thousands):

                                      Amount      Current    Long-Term
                                    Outstanding  Maturities    Debt
                                    -----------  ----------  ---------
   8.49%  notes due 2001              $50,000      $          $50,000
   8.75%  note  due 1999               25,714       4,286      21,428
   8.15%  note  due 1996                3,334         417       2,917

   Other                                  338         118         220
                                     --------    --------    --------
                                      $79,386      $4,821     $74,565
                                     ========    ========    ========

NOTE B  -  TAXES ON INCOME:

       Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C  -  STOCK DIVIDEND:

       On November 22, 1993 the Board of Directors declared a four-for-three stock split in the form of a 33 1/3% stock dividend on the Company's common stock payable December 27, 1993 to shareholders of record December 6,
1993.   Earnings  per share, average shares out- standing and dividends per share have been adjusted for the four-for- three stock split.

NOTE D  -  QUARTERLY FINANCIAL DATA:

       In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1993, the results of operations for the three months then ended and cash flows for the same periods. The results of operations for the three month periods are not necessarily indicative of the results to be expected for a full year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS




CONSOLIDATED RESULTS OF OPERATIONS


                                           ( In millions )
                                    1ST QTR                1st Qtr
                                    FY 1994                FY 1993
                                    -------                -------
     Revenues                     $   382                  $   326

     Net earnings                     5.7                      2.9

     Cash flow                       13.3                      9.9

     LIFO reserve                    12.7                     11.8


SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

  -    Net earnings doubled over the previous year.

  - Strong earnings increase in the CMC Steel Group as shipments continued to increase.

  - Recycling segment was profitable for the fourth consecutive quarter.

  - Board of Directors declared a four-for-three stock split in the form of a 33 1/3% stock dividend.

  -    Board of Directors increased the quarterly cash dividend
       23% to 12 cents per share on the post-split shares.

LIFO

         The LIFO method of inventory valuation decreased net earnings for the quarter $647 thousand (4 cents per share) compared to an increase in net earnings of $97 thousand (1 cent per share) for the comparable period last year.

SEGMENT OPERATING DATA

         Revenues and operating profit by business segment are shown in the following table:


                                  Three months ended November 30,
                                  -------------------------------
                                        1993           1992
                                        ----           ----
REVENUES:

   Manufacturing                      $136,741       $114,967
   Marketing and Trading               183,207        146,744
   Recycling                            68,945         72,079
   Financial Services                      712          1,196
   Corporate and Eliminations           (7,845)        (8,768)
                                      --------       --------

                                      $381,760       $326,218
                                      ========       ========


OPERATING PROFIT:

   Manufacturing                      $  9,382       $  7,966
   Marketing and Trading                 3,286          1,400
   Recycling                               414         (1,308)
   Financial Services                      399            377
   Corporate and Eliminations           (2,819)        (1,774)
                                      --------       --------

                                      $ 10,662       $  6,661
                                      ========       ========


MANUFACTURING -

         Manufacturing segment revenues for the quarter were up 19% over last year as a result of strong demand primarily due to the modestly improved U.S.A. economy. Operating profits were 18% higher than a year ago.

         CMC Steel Group sales for the quarter were up 23% over last year on a
17% increase in shipping tonnage.   Operating profit increased 34% from last
year's first quarter.

         Steel mill shipments for the quarter were up 12% from a year ago and operating profits were 49% higher. Average selling prices for the mills increased 8% over last year but the increase was partially offset by escalating ferrous scrap prices.

         Steel Fabrication division results for the quarter were slightly below last year's quarter as average selling prices dropped 10% from last year. In September concrete related products operations expanded with the purchase of six Shepler warehousing operations in Texas. These acquisitions were not significant to the consolidated company.

         Copper Tube shipments for the quarter were up 18% over last year as housing starts continued strong. However, the sharp decline in the copper market caused lower selling prices and margins compared to the very strong first quarter last year. Operating profit was 43% below the same period last year.

MARKETING AND TRADING -

         Revenues for the quarter were up 25% due primarily to high levels of steel shipments by the International Division. Operating profits were more than double last year's results.

RECYCLING -

         Operations in the Recycling segment were slightly profitable for the quarter compared to last year's operating loss. Revenues for the quarter were 4% lower than last year on a 5% increase in volume. Ferrous volume was 10% higher than last year and average prices were 41% higher due to strong demand and tight supplies. Aluminum and copper volume was off 12% and prices fell 19%.

FINANCIAL SERVICES -

         Revenues for the quarter were lower than last year and operating profit was about even with last year. Trade financing activity associated with our international marketing and trading business increased but net interest income was slightly lower.


ENVIRONMENTAL ACTIVITIES

         The Company is subject to federal, state and local pollution control laws and regulations in all locations where it has operating facilities. It anticipates that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.

         In the ordinary course of conducting its business, the Company becomes involved in environmental litigation, administrative proceedings and governmental investigations. Certain of these environmental matters or other proceedings may result in fines, penalties or judgments against the Company which may have a material impact on earnings for a particular quarter. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with such matters, it makes timely accruals as warranted. It is the opinion of the Company's management that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.

OTHER

         On November 30, 1993, the Federal Energy Regulatory Commission entered an order that imposes liability upon a subsidiary of the Company for alleged overcharges for crude oil during the period December 1977 to January 1979. The alleged overcharges plus applicable interest through January 1993 total approximately $6,600,000. CMC Oil Company intends to vigorously contest any liability under the FERC order and will seek review of the FERC order in federal district court. At this time management of CMC Oil Company cannot reasonably estimate what, if any, liability may ultimately be incurred.

OUTLOOK

         We expect the recovery in the U.S.A. to broaden at a moderate pace with the housing, motor vehicle and capital goods sectors performing well. There is an improvement in low-rise commercial construction. The Chinese government now is attempting to ease China's austerity program. There are some indications that Europe's economy is bottoming, however, in Japan we see no reversal yet of the decline in consumption. Infrastructure spending is increasing around the world, and steel prices should firm further. Nonferrous metals most likely will remain depressed for several more quarters but we now see evidence of a cyclical low. We believe that the passage of the North American Free Trade Agreement is a major long-term positive factor for our Company.

LIQUIDITY

         Cash flow from operations before changes in operating assets and liabilities for the quarter was $13 million compared to $10 million last year. Depreciation expense was $7 million, the same as a year ago. The Company's effective tax rate was 38% for this year and last year.

         Net working capital was $179 million at November 30, 1993 compared to $183 at August 31, 1993. The current ratio was 1.9 at November 30, 1993 and August 31, 1993.

         Capital expenditures for the first quarter were $14 million. Capital spending for fiscal 1994 is projected at about $54 million. These expenditures are expected to be funded from internally generated funds and from cash and temporary investments.

         Long-term debt as a percent of total capitalization was 23% at November 30, 1993 compared to 24% at August 31, 1993. In November 1993, the Company renewed its $30 million unsecured revolving credit facility with a group of five banks.

         On November 22, 1993 the Board of Directors declared a dividend on the Company's common stock payable December 27, 1993. Subsequently the Board of Directors increased the quarterly cash dividend 23% to 12 cents per share on the post split shares.

         Stockholders' equity at November 30, 1993 was $240 million or $16.25 per share (post-split basis). At November 30, 1993 there were 11,082,159 (pre-split), 16,132,583 (post-split) shares issued and outstanding net of 1,017,905 (pre-split), 1,357,041 (post-split) shares held in the Company's treasury.

PART II  OTHER INFORMATION



         ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the information incorporated under Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1993 filed November 26, 1993, with the Securities and Exchange Commission.

         On November 30, 1993, the Federal Energy Regulatory Commission ("FERC") entered an Order (the "FERC Order") affirming in part and reversing in part the 1989 decision and proposed order of a administrative law judge affirming in part, reversing in part and remanding a Remedial Order issued in 1986 by the Office of Hearings and Appeals of the Department of Energy to RFB Petroleum, Inc. (RFB) and CMC Oil Company (CMC Oil) (FERC Docket No. RO87-2-000, RFB Petroleum, Inc.). The FERC Order finds CMC Oil liable for alleged overcharges constituting violations of crude oil reseller regulations arising from the purchase and sale of crude oil in joint ventures between CMC Oil and RFB totaling approximately $1,400,000 plus interest from their occurrence (December, 1977, to January, 1979) to present as calculated under the Department of Energy's interest rate policy. Utilizing that interest calculation, interest accrued to January, 1993, is estimated to be approximately $5,200,000. CMC Oil Company intends to vigorously contest its liability under the FERC Order and will seek review of the FERC Order in federal district court.




         ITEM 2. CHANGES IN SECURITIES

                 Not Applicable



         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 Not Applicable



         ITEM 4. SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS

                 Not Applicable

         ITEM 5. OTHER INFORMATION

                 On November 22, 1993, the Board of Directors of the Company
              declared a four-for-three stock split in the form of a stock dividend which was paid on December 27, 1993, to stockholders of record December 6, 1993. The Company also announced that the cash dividend rate on the shares outstanding after the stock dividend would be established at twelve cents a share resulting in a 23% increase in the cash dividend. In December, 1993 the Board of Directors declared a twelve cent per share cash dividend to be paid January 27, 1994 to stockholders of record January 7, 1994.



         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              A. Exhibits required by Item 601 of Regulation S-K.

                 Exhibit No.

                      11. Computation of Per Share Earnings

                          (a)     Calculation of Primary and Fully
                                  Diluted Earnings Per Share

              B. The Corporation did not file a Form 8-K report during the quarter ended November 30, 1993.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  COMMERCIAL METALS COMPANY


                                                  /s/
January 13, 1994                                  Lawrence A. Engels
                                                  Vice President, Treasurer
                                                  & Chief Financial Officer


                                                  /s/
January 13, 1994                                  Jack T. Mulos
                                                  Controller