Form 10-Q
period 1994-02-28
COMMERCIAL METALS CO
filed 1994-04-12
CIK 22444

                                  FORM 1O-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 2O549

                             --------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                             --------------------


  For quarter ended February 28, 1994
  Commission File Number  1-4304

                          COMMERCIAL METALS COMPANY
  ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                     75-0725338
  --------------------------------                   ---------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)


                             7800 Stemmons Freeway
                      P. O. Box 1046 Dallas, Texas 75221
  ------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                               (214)  689-4300
  ------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



  ------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report

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

  As of February 28, 1994 there were 14,911,003 shares of the Company's Common Stock issued and outstanding excluding 1,221,580 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                     INDEX


                                                               Page No.
                                                              ---------
PART I  -  Financial Statements:

    Consolidated Balance Sheets -
       February 28, 1994 and August 31, 1993                     2 - 3


    Consolidated Statements of Earnings -
       Three months and six months ended                             4
         February 28, 1994 and February 28, 1993


    Consolidated Statements of Cash Flows -
       Six Months ended February 28, 1994
         and February 28, 1993                                       5


    Consolidated Statement of Stockholders'
       Equity -  February 28, 1994                                   6


    Notes to Consolidated Financial Statements                       7


    Management's Discussion and Analysis of
       Consolidated Financial Statements                        8 - 12


PART II - Other Information and Signatures                     13 - 15

    Exhibit 11 (a) - Calculation of Primary and
       Fully Diluted Earnings per Share                             16

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                       (In thousands except share data)


                                                    February 28,  August 31,
                                                        1994         1993
                                                    ------------  ----------
CURRENT ASSETS:

  Cash and temporary investments                       $31,093      $47,439
  Accounts receivable (less allowance for
     collection losses of $3,542 and $3,217)           200,857      163,387
  Financial services loans and advances                 40,688       35,768
  Inventories                                          124,429      136,601
  Other                                                 18,132       15,300
                                                     ---------    ---------
              TOTAL CURRENT ASSETS                     415,199      398,495


OTHER ASSETS                                             2,514        4,143


PROPERTY, PLANT, AND EQUIPMENT, at cost:

  Land                                                  10,331       10,165
  Buildings                                             30,890       30,695
  Equipment                                            262,882      257,537
  Leasehold improvements                                14,575       13,252
  Construction in process                               31,595       15,517
                                                     ---------    ---------
                                                       350,273      327,166
  Less accumulated depreciation
       and amortization                               (201,122)    (187,843)
                                                     ---------    ---------
                                                       149,151      139,323


                                                     ---------    ---------
                                                      $566,864     $541,961
                                                     =========    =========





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                       (In thousands except share data)


                                                    February 28,  August 31,
                                                        1994         1993
                                                    ------------  ----------
CURRENT LIABILITIES:
  Commercial paper                                     $22,000     $
  Financial services notes payable                      65,478       41,003
  Accounts payable                                      73,810      100,587
  Other payables and accrued expenses                   63,122       64,507
  Income taxes payable                                   3,595        4,109
  Current maturities of long-term debt                   4,819        4,824
                                                     ---------    ---------
              TOTAL CURRENT LIABILITIES                232,824      215,030

DEFERRED INCOME TAXES                                   14,773       14,773

LONG-TERM DEBT                                          74,329       76,737

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
       Preferred stock                                    --           --


       Common stock, par value $5.00 a share;
         authorized 20,000,000 shares; issued
         16,132,583;  outstanding 14,911,003
         and 11,060,613 (pre-split) shares.             80,663       60,500


  Additional paid-in capital                               625        3,919

  Retained earnings                                    180,313      189,865
                                                     ---------    ---------
                                                       261,601      254,284
  Less treasury stock,
        1,221,580 and 1,039,451 (pre-split)
        shares at cost                                 (16,663)     (18,863)
                                                     ---------    ---------
                                                       244,938      235,421

                                                     ---------    ---------
                                                      $566,864     $541,961
                                                     =========    =========



                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                       (In thousands except share data)



                                  Three months ended       Six months ended
                                     February 28,             February 28,
                               ----------------------    ---------------------
                                   1994        1993         1994        1993
                               ----------  ----------    ---------   ---------
REVENUES:
   Net sales                     $389,913    $411,712     $769,929    $736,092
   Other revenues                   2,311       1,646        4,055       3,484
                               ----------  ----------    ---------   ---------
                                  392,224     413,358      773,984     739,576

COSTS AND EXPENSES:
   Cost of goods sold             357,083     378,084      700,493     671,993
   Selling, general and
     administrative expenses       24,632      23,396       50,041      46,703
   Interest expense                 1,976       2,453        3,811       5,248
   Employees' pension and
     profit sharing plans           1,836       1,608        3,711       3,212
                               ----------  ----------    ---------   ---------
                                  385,527     405,541      758,056     727,156


EARNINGS BEFORE INCOME TAXES        6,697       7,817       15,928      12,420

INCOME TAXES                        2,425       2,971        5,933       4,720
                               ----------  ----------    ---------   ---------
NET EARNINGS                       $4,272      $4,846       $9,995      $7,700
                               ==========  ==========    =========   =========


Net earnings per share              $0.28       $0.33        $0.66       $0.53

Cash dividends per share            $0.12       $0.10        $0.22       $0.20

Average shares outstanding     15,129,537  14,689,709   15,191,975  14,605,235





                See notes to consolidated financial statements.

                  COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                         Six months ended
                                                           February 28,
                                                    ------------------------
                                                        1994         1993
                                                    -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                          $9,995       $7,700
  Adjustments to earnings not requiring cash:
      Depreciation and amortization                     14,491       13,732
      Provision for losses on receivables                  756          807
      Deferred income taxes
      Other                                               (117)         (52)
                                                      --------     --------
  Cash flows from operations before changes in
    operating assets and liabilities                    25,125       22,187

  Changes in operating assets and liabilities:
      Decrease (increase) in receivables               (38,226)     (19,266)
      Decrease (increase) in financial
         services loans and advances                    (4,920)       8,345
      Decrease (increase) in inventories                12,172       (3,615)
      Decrease (increase) in other assets               (1,203)      (3,878)
      Increase (decrease) in accounts payable,
         accrued expenses and income taxes             (28,677)      (2,275)
                                                      --------     --------
  Net Cash Flows from (used by) Operating Activities   (35,729)       1,498

CASH FLOWS FROM INVESTING ACTIVITIES:
     Temporary investments                               9,828       17,544
     Purchase of property, plant and equipment         (24,319)     (13,319)
     Sales of property, plant and equipment                117           52
                                                      --------     --------
  Net Cash Provided (used) by Investing Activities     (14,374)       4,277


CASH FLOWS FROM FINANCING ACTIVITIES:
     Commercial paper - net change                      22,000       10,000
     Financial services notes payable                   24,475      (11,664)
     Payments on long-term debt                         (2,413)      (3,155)
     Stock issued under employee plans                   2,737        3,776
     Dividends paid                                     (3,214)      (2,785)
                                                      --------     --------
  Net Cash Provided (Used) by Financing Activities      43,585       (3,828)


Increase (Decrease) in Cash and Cash Equivalents        (6,518)       1,947

Cash and Cash Equivalents at Beginning of Year          18,780       11,460
                                                      --------     --------
Cash and Cash Equivalents at End of Period             $12,262      $13,407
                                                      ========     ========



                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (In thousands except share data)


                                              Common Stock                                  Treasury Stock
                                        -----------------------     Add'l                ---------------------
                                         Number of                 Paid-In   Retained    Number of
                                          Shares        Amount     Capital   Earnings     Shares       Amount
                                        -----------   ---------   --------  ----------   ---------    --------
Balance September 1, 1993               12,100,064     $60,500     $ 3,919    $189,864  (1,039,451)   ($18,863)

   Net earnings for six months
     ended February 28, 1994                                                     9,995


   Cash dividends - $.22 a share
     (restated for stock split)                                                 (3,214)


   Stock split (four-for-three)
     Paid 12/27/93                       4,032,519      20,163      (3,831)    (16,332)   (346,318)


   Stock issued under stock option,
     purchase and bonus plans                                          537                 164,189       2,200
                                        ----------     -------     -------    --------  ----------     -------
Balance, February 28, 1994              16,132,583     $80,663     $   625    $180,313  (1,221,580)   ($16,663)
                                        ==========     =======     =======    ========  ==========     =======





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A  -  LONG-TERM DEBT (in thousands):


                                    Amount      Current    Long-Term
                                  Outstanding  Maturities     Debt
                                  -----------  ----------  ---------
 8.49%  notes due 2001               $50,000      $          $50,000
 8.75%  note  due 1999                25,714       4,286      21,428
 8.15%  note  due 1996                 3,125         417       2,708

 Other                                   309         116         193
                                    --------    --------    --------
                                     $79,148      $4,819     $74,329
                                    ========    ========    ========


NOTE B  -  TAXES ON INCOME:

     Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.


NOTE C  -  STOCK DIVIDEND:

     The Company paid a four-for-three stock split in the form of a 33 1/3% stock dividend on the Company's common stock to shareholders on December 27, 1993. Prior year's earnings per share, average shares outstanding and dividends per share have been adjusted for the four-for-three stock split.



NOTE D  -  QUARTERLY FINANCIAL DATA:

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals ) necessary to present fairly the financial position as of February 28, 1994, the results of operations for the six months then ended and cash flows for the same periods. The results of operations for the six month periods are not necessarily indicative of the results to be expected for a full year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS



CONSOLIDATED RESULTS OF OPERATIONS

                                                   (in millions)

                                              2nd Qtr           2nd Qtr
                                              FY 1994           FY 1993
                                              -------           -------
       Revenues                               $   392           $   413

       Net earnings                               4.3               4.8

       Cash flow                                 11.9              12.3

       LIFO reserve                              14.2              12.8



                                             Six Months        Six Months
                                               FY 1994           FY 1993
                                             ----------        ----------
       Revenues                               $   774           $   740

       Net earnings                              10.0               7.7

       Cash Flow                                 25.1              22.2



SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

         - Net earnings for the quarter were 10% lower than last year's second quarter, but year to date earnings were 30% higher.

         - Construction of the new $28 million melt shop at Birmingham nears completion.

         - Severe winter weather caused disruptions in several divisions and specifically affected production at our steel mill in Alabama and the copper tube mill in Virginia. The weather impacted customers in various regions of the country.

         - The U.S. economic recovery is continuing. Other major economies generally remain weak.

         - Ferrous scrap prices were near record highs. Nonferrous prices were weak but are up slightly from the bottom last fall.


The LIFO method of inventory valuation decreased net earnings for the quarter $915 thousand (six cents per share) compared to a decrease of $618 thousand (four cents per share) last year. For the six months net earnings were $1.6 million lower (ten cents per share) compared to a decrease of $521 thousand (four cents per share) last year.


SEGMENT OPERATING DATA

         Revenues and operating profit by business segment are shown in the following table:


                                Three months ended    Six months ended
                                     February 28          February 28
                                -------------------   ------------------
                                  1994       1993       1994       1993
                                --------   --------   --------   -------
REVENUES:
     Manufacturing              $131,608   $110,598    $268,349  $225,565
     Recycling                    73,884     67,722     142,829   139,801
     Marketing and
          Trading                194,175    239,880     377,382   386,624
     Financial
          Services                   833        912       1,545     2,108
     Corporate and
          Eliminations            (8,276)    (5,754)    (16,121)  (14,522)
                                --------   --------    --------  --------
                                $392,224   $413,358    $773,984  $739,576
                                ========   ========    ========  ========

OPERATING PROFIT:
     Manufacturing              $  6,331   $  5,992    $ 15,713  $ 13,958
     Recycling                     1,228        363       1,642      (945)
     Marketing and
          Trading                  2,954      5,158       6,240     6,558
     Financial
          Services                   486        510         885       887
     Corporate and
          Eliminations            (2,786)    (2,196)     (5,605)   (3,970)
                                --------   --------    --------  --------
                                $  8,213   $  9,827    $ 18,875  $ 16,488
                                ========   ========    ========  ========

MANUFACTURING -

Manufacturing segment revenues for the quarter were up 19% over last year's same quarter, while operating profit was 6% higher (despite the severe winter weather). For the six months revenues were up 19% and operating profit was 13% higher.

CMC Steel Group sales for the quarter were up 22% over last year's same quarter on a 10% increase in shipping tonnage. Average selling prices were 12% higher than a year ago. For the six months sales were up 23% on a 14% increase in shipping tonnage. Average selling prices for the six months were 5% higher than a year ago.

Steel mill shipments for the quarter were up 3% over the same quarter last year. Operating profits were 15% lower than last year due to rising scrap costs and the recent winter-weather related difficulties particularly at the SMI-Alabama mill.

Steel Fabrication division sales and operating profits were up sharply over last year's quarter. For the six months sales and operating profits were well ahead of a year ago.

Copper Tube division shipments for the quarter were slightly lower compared to last year. Owing to a 13% decline in selling prices for the quarter, sales were lower compared to last year. Operating profit was lower for the quarter and the six months compared to last year. The weaker quarter this year was due principally to the severe winter weather which impacted costs as well as shipments.


RECYCLING -

Operations in the Recycling segment during the six months improved significantly over last year. Shipments were up 9% and sales were up 4%. For the quarter shipments were up 12% and sales were up 9% compared to the same quarter last year. While the second quarter last year was profitable, this year's second quarter was significantly higher. Steel scrap prices were 40% higher than last year coupled with strong domestic demand and moderate export demand. During this year's second quarter scrap aluminum and copper prices were firmer than the first quarter due to increased demand from robust new car sales, housing starts and production curtailments here and abroad. Current conditions for the Recycling segment are the most favorable in the past three years.

MARKETING AND TRADING -

Sales revenues for the quarter were 20% lower than the same quarter a year ago due principally to the high level of steel shipments into China during last year's second quarter, a level which was not sustainable. For the six months however, sales revenues were only 3% lower on a 22% lower shipping volume. Operating profits for the quarter were 44% lower but were only 5% lower for the six month period.

FINANCIAL SERVICES -

Revenues for the quarter and the six months were lower than a year ago due to lower interest rates and reduced margins on financing transactions. Operating profits for the quarter were slightly lower but were even with last year for the six month period.

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

OTHER

On November 30, 1993 the Federal Energy Regulatory Commission entered an order that imposes liability upon a subsidiary of the Company for alleged overcharges for crude oil during the period December 1977 to January 1979. The alleged overcharges are $1.4 million plus interest approximating $5.4 million. CMC Oil Company intends to vigorously contest any liability under the FERC order and has filed a lawsuit in the United States District Court for judicial review of the FERC order. At this time management of CMC Oil Company cannot reasonably estimate what, if any, liability may ultimately be incurred.

OUTLOOK


We expect the recovery in the U.S.A. to proceed at a moderate rate with the housing, automotive and capital goods sectors performing well, which also bodes well for steel consumption. Most of the lost production and shipments due to the recent severe winter weather should be recovered in the third quarter. China has returned as a modest buyer but continues to be constrained by tight credit conditions. Infrastructure spending is exhibiting signs of acceleration here and abroad. Steel prices are expected to firm and nonferrous metals are likely to improve contingent upon some recovery in the economies of Europe and Japan.

LIQUIDITY

Cash flow from operations before changes in operating assets and liabilities was $25 million for the six months compared to $22 million last year. Depreciation expense was $14 million, about the same as a year ago. The Company's effective tax rate was 37.25% for this year compared to 38% a year ago. Net working capital was $182 million at February 28,1994 compared to $183 million at August 31, 1993. The current ratio was 1.8 at February 28,1994 compared to 1.9 at August 31, 1993.

Capital expenditures for the six months ended February 28, 1994 were $24 million. Capital spending for fiscal 1994 is projected at approximately $54 million.

Long-term debt as a percent of total capitalization was 22% at February 28, 1994 compared to 24% at August 31, 1993.

Stockholder's equity at February 28, 1994 was $245 million or $16.43 per share. At February 28, 1994 there were 14,911,003 shares issued and outstanding net of 1,221,580 shares held in the Company's treasury.

PART II  OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the information incorporated under Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1993 filed November 26, 1993, with the Securities and Exchange Commission. On March 31, 1994 the Court approved the settlement agreement in the State of Texas, et al vs. Leslie Simon, Jr., et al litigation providing for the payment of $60,300 by the Company in resolution of that lawsuit.

         Reference is made to the information incorporated under Part II, Item
1. Legal Proceedings in the Company's quarterly report on Form 10-Q for the quarter ended November 30, 1993, filed January 14, 1994, with the Securities and Exchange Commission. The Company's subsidiary, CMC Oil Company, filed a complaint for judicial review of the November 30, 1993, Federal Energy Regulatory Commission Order (the "FERC Order") finding CMC Oil Company liable for alleged over charges arising from violations of crude oil reseller regulations in connection with alleged joint ventures between CMC Oil Company and RFB Petroleum, Inc. during the period December, 1977 to January, 1979. The Complaint, which was filed January 27, 1994, in United States District for the Southern District of Texas (CMC Oil Company v. Federal Energy Regulatory Commission and Department of Energy. CA No. H-94-0297) seeks to have the FERC Order reviewed and remanded or enforcement enjoined. The FERC Order finds CMC Oil Company liable for approximately $1,400,000 plus interest from the dates of the transactions (December, 1977 to January, 1979), currently estimated to be approximately $5,400,000.



         ITEM 2. CHANGES IN SECURITIES

                 Not Applicable



         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 Not Applicable

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the registrant's annual meeting of stockholders held January 27, 1994, a total of 9,649,453 shares of common stock or approximately 87% percent of those outstanding and entitled to vote were present in person or by proxy. There was no solicitation in opposition to management's nominees and all such nominees were elected as set forth in the following tabulation:

Nominee                           Votes For                    Votes Withheld
- -------                           ---------                    --------------
Albert A. Eisenstat               9,221,558                         427,895
Walter F. Kammann                 9,240,119                         409,334
C. B. Peterson                    9,201,944                         447,509


         The stockholders also approved a proposal to amend Article Seventeenth of the Company's Restated Certificate of Incorporation to extend for five years until January 28, 1999, a provision that contains a minimum price or higher voting requirements for certain business transactions.

For                       Against          Abstentions and Broker Non-Votes
- ---                       -------          --------------------------------
5,951,802                 2,965,764                   731,887


         The stockholders approved the ratification of the appointment of Deloitte & Touche as auditors of the registrant for the fiscal year ending August 31, 1994, by the following vote:

For                       Against          Abstentions and Broker Non-Votes
- ---                       -------          --------------------------------
9,612,040                 13,487                         23,926


         ITEM 5. OTHER INFORMATION

                 Not Applicable


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              A. Exhibits required by Item 601 of Regulation S-K.

                 Exhibit No.

                 11.      Computation of Per Share Earnings

                          (a)     Calculation of Primary and Fully
                                  Diluted Earnings Per Share

              B. The Corporation did not file a Form 8-K report during
                 the quarter ended February 28, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMERCIAL METALS COMPANY



April 12, 1994                          Lawrence A. Engels
                                        Vice President, Treasurer & Chief
                                        Financial Officer




April 12, 1994                          Jack T. Mulos
                                        Controller