Form 10-Q
period 1994-05-31
COMMERCIAL METALS CO
filed 1994-07-13
CIK 22444

                                   FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


  For quarter ended May 31, 1994
  Commission File Number  1-4304

                          COMMERCIAL METALS COMPANY
             (Exact name of registrant as specified in its charter)


           Delaware                                    75-0725338
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)


                            7800 Stemmons Freeway
                   P. O. Box 1046    Dallas, Texas   75221
                  ( Address of principal executive offices )
                                 ( Zip Code )


                               (214)  689-4300
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

  As of May 31, 1994 there were 14,180,417 shares of the Company's Common Stock issued and outstanding excluding 1,952,166 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                     INDEX


                                                                                       Page No.
                                                                                       ---------
  PART I  -  Financial Statements:

      Consolidated Balance Sheets -
         May 31, 1994 and August 31, 1993                                                2 - 3

      Consolidated Statements of Earnings -
         Three months and nine months ended                                                4
           May 31, 1994 and May 31, 1993

      Consolidated Statements of Cash Flows -
         Nine months ended May 31, 1994
           and May 31, 1993                                                                5

      Consolidated Statement of Stockholders'
         Equity -  May 31, 1994                                                            6

      Notes to Consolidated Financial Statements                                           7

      Management's Discussion and Analysis of
         Consolidated Financial Statements                                              8 - 12

  PART II - Other Information and Signatures                                           13 - 14

      Exhibit 11 (a) - Calculation of Primary and
         Fully Diluted Earnings per Share                                                 15

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                       ( In thousands except share data )


                                                                  May 31,         August 31,
                                                                   1994              1993
                                                                 --------          --------
CURRENT ASSETS:

  Cash and temporary investments                                  $32,263           $47,439
  Accounts receivable (less allowance for
     collection losses of $3,805 and $3,217)                      222,261           163,387
  Financial services loans and advances                            28,271            35,768
  Inventories                                                     131,484           136,601
  Other                                                            17,721            15,300
                                                                 --------          --------
              TOTAL CURRENT ASSETS                                432,000           398,495


OTHER ASSETS                                                        2,242             4,143

PROPERTY, PLANT, AND EQUIPMENT, at cost:

  Land                                                             10,558            10,165
  Buildings                                                        31,343            30,695
  Equipment                                                       294,321           257,537
  Leasehold improvements                                           14,626            13,252
  Construction in process                                          11,449            15,517
                                                                 --------          --------
                                                                  362,297           327,166
  Less accumulated depreciation
       and amortization                                          (208,136)         (187,843)
                                                                 --------          --------
                                                                  154,161           139,323

                                                                 --------          --------
                                                                 $588,403          $541,961
                                                                 ========          ========





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                       ( In thousands except share data )


                                                            May 31,             August 31,
                                                             1994                 1993
                                                             ----                 ----
CURRENT LIABILITIES:
  Commercial paper                                          $25,000             $
  Notes payable banks                                        21,000
  Financial services notes payable                           58,867                41,003
  Accounts payable                                           78,555               100,587
  Other payables and accrued expenses                        75,125                64,506
  Income taxes payable                                        4,642                 4,109
  Current maturities of long-term debt                        4,821                 4,824
                                                           --------              --------
          TOTAL CURRENT LIABILITIES                         268,010               215,029

DEFERRED INCOME TAXES                                        14,773                14,773

LONG-TERM DEBT                                               72,201                76,738

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
       Preferred stock                                          --                    --

       Common stock, par value $5.00 a share;
         authorized 20,000,000 shares; issued
         16,132,583;  outstanding 14,180,417
         and 11,060,613 (pre-split) shares.                  80,663                60,500


  Additional paid-in capital                                    610                 3,919

  Retained earnings                                         185,679               189,865
                                                           --------              --------
                                                            266,952               254,284
  Less treasury stock,
        1,952,166 and 1,039,451 (pre-split)
        shares at cost                                      (33,533)              (18,863)
                                                           --------              --------
                                                            233,419               235,421

                                                           --------              --------
                                                           $588,403              $541,961
                                                           ========              ========




                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands except share data)



                                Three months ended       Nine months ended
                                     May 31,                  May 31,
                              --------------------    ---------------------
                                1994        1993         1994        1993
                              --------    --------    ---------   ---------
REVENUES:
   Net sales                  $440,649    $435,041   $1,210,578  $1,171,133
   Other revenues                2,170       3,405        6,225       6,889
                              --------    --------    ---------   ---------
                               442,819     438,446    1,216,803   1,178,022

COST AND EXPENSES:
   Cost of goods sold          399,733     399,422    1,100,226   1,071,415
   Selling, general and
     administrative expenses    27,115      24,323       77,156      71,026
   Interest expense              2,713       2,248        6,524       7,496
   Employees' pension and
     profit sharing plans        2,011       2,047        5,722       5,259
                              --------    --------    ---------   ---------
                               431,572     428,040    1,189,628   1,155,196


EARNINGS BEFORE INCOME TAXES    11,247      10,406       27,175      22,826

INCOME TAXES                     4,102       3,954       10,035       8,674
                              --------    --------    ---------   ---------
NET EARNINGS                    $7,145      $6,452      $17,140     $14,152
                              ========    ========    =========   =========


Net earnings per share           $0.48       $0.43        $1.13       $0.96

Cash dividends per share         $0.12       $0.10        $0.34       $0.29

Average shares outstanding  15,026,215  14,950,380   15,136,721  14,720,283





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                 Nine months ended
                                                                      May 31,
                                                            --------------------------
                                                             1994                1993
                                                            -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                              $17,140            $14,152
  Adjustments to earnings not requiring cash:
      Depreciation and amortization                          22,374             20,454
      Provision for losses on receivables                     1,211              1,313
      Deferred income taxes
      Other                                                    (129)              (251)
                                                            -------            -------
  Cash flows from operations before changes in
      operating assets and liabilities                       40,596             35,668

  Changes in operating assets and liabilities:
      Decrease (increase) in receivables                    (60,085)           (20,722)
      Decrease (increase) in financial
         services loans and advances                          7,497               (771)
      Decrease (increase) in inventories                      5,117             (2,852)
      Decrease (increase) in other assets                      (520)               959
      Increase (decrease) in accounts payable,
         accrued expenses and income taxes                  (10,881)            12,957
                                                            -------            -------
  Net Cash Flows from (used by) Operating Activities        (18,276)            25,239

CASH FLOWS FROM INVESTING ACTIVITIES:
     Temporary investments                                    9,690             17,440
     Purchase of property, plant and equipment              (37,212)           (22,196)
     Sales of property, plant and equipment                     129                251
                                                            -------            -------
  Net Cash provided (used) by Investing Activities          (27,393)            (4,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Commercial paper - net change                           25,000
     Notes payable banks - net change                        21,000
     Financial services notes payable                        17,864            (12,141)
     Payments on long-term debt                              (4,539)            (6,459)
     Stock issued under employee plans                        2,972              4,247
     Treasury stock acquired                                (17,120)
     Dividends paid                                          (4,994)            (4,204)
                                                            -------            -------
  Net Cash provided (used) by Financing Activities           40,183            (18,557)

Increase (Decrease) in Cash and Cash Equivalents             (5,486)             2,177

Cash and Cash Equivalents at Beginning of Year               18,780             11,460
                                                            -------            -------
Cash and Cash Equivalents at End of Period                  $13,294            $13,637
                                                            =======            =======

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (In thousands except share data)


                                                Common Stock                                                 Treasury Stock
                                         ---------------------------        Add'l                        -----------------------
                                          Number of                        Paid-In        Retained       Number of
                                           Shares           Amount         Capital        Earnings        Shares         Amount
                                         -----------       ---------       --------       ----------     ---------      --------
  Balance September 1, 1993              12,100,064         $60,500         $3,919        $189,865       (1,039,451)    ($18,863)

     Net earnings for nine months
       ended May 31, 1994                                                                   17,140

     Cash dividends - $.34 a share
       ( restated for stock split )                                                         (4,994)

     Stock split (four-for-three)
       Paid 12/27/93                      4,032,519          20,163         (3,831)        (16,332)        (346,318)

     Treasury stock acquired                                                                               (748,100)     (17,120)

     Stock issued under stock option,
       purchase and bonus plans                                                522                          181,703        2,450
                                         ----------         -------         ------        --------       ----------     --------
  Balance, May 31, 1994                  16,132,583         $80,663           $610        $185,679       (1,952,166)    ($33,533)
                                         ==========         =======         ======        ========       ==========     ========





                See notes to consolidated financial statements.

             COMMERCIAL METALS COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A  -  LONG-TERM DEBT (in thousands):


                                                     Amount        Current        Long-Term
                                                   Outstanding    Maturities         Debt
                                                   -----------    ----------      ---------
   8.49%  notes due 2001                            $50,000       $                $50,000
   8.75%  note  due 1999                             23,571         4,286           19,285
   8.15%  note  due 1996                              3,125           417            2,708

   Other                                                326           118              208
                                                    -------       -------          -------
                                                    $77,022       $ 4,821          $72,201
                                                    -------       -------          -------


NOTE B  -  TAXES ON INCOME:

       Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.


NOTE C  -  STOCK DIVIDEND:

       The Company paid a four-for-three stock split in the form of a 33 1/3% stock dividend on the Company's common stock to shareholders on December 27, 1993. Prior year's earnings per share, average shares outstanding and dividends per share have been adjusted for the four-for-three stock split.



NOTE D  -  QUARTERLY FINANCIAL DATA:

       In  the  opinion  of  Management,  the  accompanying   unaudited
consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1994, the results of operations for the nine months then ended and cash flows for the same periods. The results of operations for the nine month periods are not necessarily indicative of the results to be expected for a full year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED RESULTS OF OPERATIONS

                                             (in millions)

                                        3RD QTR           3rd Qtr
                                        FY 1994           FY 1993
                                        -------           -------
         Revenues                     $   443           $   438

         Net earnings                     7.1               6.5

         Cash flow                       15.5              13.5

         LIFO reserve                    16.6              12.7



                                     NINE MONTHS        Nine Months
                                       FY 1994            FY 1993
                                    -----------         -----------
       Revenues                       $ 1,217            $ 1,178

       Net earnings                      17.1               14.2

       Cash flow                         40.6               35.7


SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

     - Net earnings for the quarter were 11% higher than last year's third quarter, and year to date earnings were 21% higher.

     -   Startup of the new $28 million Direct Current melt shop at Birmingham.

     -   LIFO effect impacted net earnings $1.6 million.

     - Acquisition of substantially all the assets of Proler International Corp.'s Vinton (El Paso), Texas scrap metal processing facility.

     - After quarter end acquisition of the assets of CS&W of Utah, Inc in Brigham City, Utah, a steel fence post manufacturing and marketing operation.

     - Ferrous scrap prices fell sharply while nonferrous prices, particularly copper, moved higher.

     - Steel demand and prices for our product lines in the U.S. edged upward whereas prices abroad declined.

     - The Company repurchased 748,100 shares of its common stock.

The LIFO method of inventory valuation decreased net earnings for the quarter $1.6 million (ten cents per share) compared to an increase of $55 thousand (one cent per share) last year. For the nine months LIFO reduced net earnings by $3.1 million (twenty-one cents per share) compared to a decrease of $467 thousand (three cents per share) last year.

The aforementioned acquisitions, either individually or in the aggregate, are not material relative to the total consolidated assets of the Company.

SEGMENT OPERATING DATA

     Revenues and operating profit by business segment are shown in the following table:


                                Three months ended    Nine months ended
                                       May 31               May 31
                                -------------------  ---------------------
                                  1994       1993       1994        1993
                                --------   --------  ----------   --------
Revenues:
     Manufacturing              $152,546   $127,731  $  420,895  $ 353,296
     Recycling                    96,095     75,351     238,924    215,152
     Marketing and
          Trading                203,033    242,470     580,415    629,094
     Financial
          Services                   581        793       2,126      2,901
     Corporate and
          Eliminations            (9,436)    (7,899)    (25,557)   (22,421)
                                --------   --------  ---------- -----------
                                $442,819   $438,446  $1,216,803 $1,178,022
                                ========   ========  ========== ==========

Operating profit:
     Manufacturing              $  8,794   $  9,281  $   24,507  $  23,239
     Recycling                     2,140        212       3,782       (733)
     Marketing and
          Trading                  4,022      4,615      10,262     11,173
     Financial
          Services                   415        436       1,300      1,323
     Corporate and
          Eliminations            (1,913)    (2,197)     (7,518)    (6,167)
                                --------   --------  ----------  ---------
                                $ 13,458   $ 12,347  $   32,333  $  28,835
                                ========   ========  ========== ==========

MANUFACTURING -

Manufacturing segment revenues for the quarter were up 19% over last year's same quarter, while operating profit was 5% lower. LIFO reduced operating profit for the quarter by approximately $2.1 million. For the nine months revenues were up 19% and operating profit was 5% higher (including the reduction in operating profit of approximately $4.0 million for LIFO).

CMC Steel Group sales for the quarter were up 25% over last year's same quarter on a 14% increase in shipping tonnage propelled by private nonresidential and infrastructure spending. Average selling prices were 10% higher than a year ago. For the nine months sales were up 24% on a 14% increase in shipping tonnage. Average selling prices for the nine months were 9% higher than a year ago.

Steel mill shipments for the quarter were up 9% over the same quarter last year. Operating profits increased only 2% over last year due to the impact of rising scrap costs in inventory and approximately $2 million of expenses and costs associated with the startup of the new melt shop at the Alabama mill.

Steel Fabrication division sales and operating profits were up significantly over last year's quarter. For the nine months sales and operating profits were well ahead of a year ago.

Copper Tube division shipments for the quarter were 8% lower than last year. Sales were 16% lower than the same quarter last year and selling prices were 8% lower. Operating profits were lower for the quarter and the nine months compared to the robust third quarter a year ago. Weaker markets narrowed margins as rising interest rates impacted residential construction.

RECYCLING -

Operations in the Recycling segment during the nine months improved significantly over last year; shipments were up 14% and sales were up 11%. For the quarter shipments were up 22% and sales were up 28% compared to the same quarter last year. While the third quarter last year was profitable, this year's third quarter was significantly better. Ferrous scrap prices fell dramatically during the quarter as overseas demand dropped and domestic scrap supplies increased. Aluminum scrap prices showed continued strength during the quarter due to exceptional demand and tighter supply sources. Copper scrap prices moved significantly higher. Generally, demand for nonferrous scrap remained good as the U.S. economy continued to improve and the German and Japanese economies showed bottoming signs.

MARKETING AND TRADING -

Sales revenues for the quarter were 16% lower than the same quarter a year ago due principally to the high level of steel shipments into China and other Pacific Rim markets during last year's third quarter, a level which was not sustainable. For the nine months sales revenues were 8% lower on a 20% lower shipping volume. Operating profits for the quarter were 13% lower and were 8% lower for the nine month period.


FINANCIAL SERVICES -

Revenues for the quarter and the nine months were lower than a year ago due to reduced margins on financing transactions. Operating profits for the quarter were slightly lower but were about even with last year for the nine month period.


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


OUTLOOK

Our order flow is good. Although the economic recovery in the U.S.A. appears to be moderating as a result of the increase in interest rates, most of our markets, especially the capital goods sector, are behaving satisfactorily. Private nonresidential and public construction spending have picked up in recent months. We see signs of a turnaround in Japan led by housing construction. Western European economies are benefiting from higher auto sales and exports. We expect China and the rest of the Pacific region to perk up again later this calendar year. Steel prices should remain firm and nonferrous metals supply/demand fundamentals are improving. Progress will continue with the startup of the Birmingham melt shop through the fourth quarter, and we expect improved performance in the first quarter of next fiscal year.

LIQUIDITY

Cash flow from operations before changes in operating assets and liabilities was $41 million for the nine months compared to $36 million last year. Depreciation expense was $22 million compared to $20 million a year ago. The Company's effective tax rate was 36.9% for this year compared to 38% a year ago.

Net working capital was $164 million at May 31, 1994 compared to $183 million at August 31, 1993. Short-term borrowings increased to finance expansion of accounts receivable. The current ratio was 1.6 at May 31, 1994 compared to 1.9 at August 31, 1993.

Capital expenditures for the nine months ended May 31, 1994 were $37 million, highlighted by our melt shop addition in Birmingham. Capital spending for fiscal 1994 is projected at approximately $54 million.

Long-term debt as a percent of total capitalization was 23% at May 31, 1994 compared to 24% at August 31, 1993.

Stockholders' equity at May 31, 1994 was $233 million or $16.46 per share. At May 31, 1994 there were 14,180,417 shares issued and outstanding net of 1,952,166 shares held in the Company's treasury. During the quarter the Company repurchased 748,100 shares of its common stock for approximately $17 million.

PART II  OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the information incorporated under Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1993 filed November 26, 1993, with the Securities and Exchange Commission, and to the information incorporated under Part II, Item 1. Legal Proceedings in the Company's quarterly report on Form 10-Q for the quarter ended November 30, 1993, filed January 14, 1994, and for the quarter ended February 28, 1994, filed April 12, 1994, with the Securities and Exchange Commission.

         On May 17, 1994, the Company was served in a lawsuit filed on behalf of the State of Florida Department of Environmental Protection (State of Florida, Department of Environmental Protection v. Allied Scrap Processors, Inc., et al, No. 94-464-CA, 14th Judicial Circuit Court, Jackson County, Florida). Plaintiff seeks recovery of approximately $1,900,000 for alleged unreimbursed removal or remedial expense at the Sapp Battery Superfund Site near Cottondale, in Jackson County, Florida. The Company and the eight other corporations named as defendants are alleged to have arranged for the disposal of hazardous substances at the site by having sold used batteries to the Sapp Battery Salvage Company, the operator of the site who reclaimed lead. The Company had previously been named as a Potentially Responsible Party (PRP) at the site by the E.P.A. and has joined along with approximately twenty six other PRPs in an agreement providing for cost sharing of certain remedial actions being undertaken at the site pursuant to a consent decree. That same group of PRPs have tentatively agreed to share defense costs and any liability resulting from the State of Florida litigation under the terms of the amended PRP allocation agreement among the twenty six parties. The Company and the other defendants who are parties to the PRP agreement have filed a joint Answer asserting various defenses to the Complaint.

         While the Company is unable to estimate the ultimate dollar amount of exposure to loss in connection with the above described litigation, it is the opinion of the Company's management that this litigation will not have a material adverse effect on the business or the consolidated financial position of the Company.


         ITEM 2. CHANGES IN SECURITIES

                 Not Applicable


         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 Not Applicable

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not Applicable


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

                 A.       Exhibits required by Item 601 of Regulation S-K.

                          Exhibit No.

                                  11.      Computation of Per Share Earnings

                                           (a)  Calculation of Primary and
                                                Fully Diluted Earnings Per Share

                 B. The Corporation did not file a Form 8-K report during the quarter ended May 31, 1994.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMMERCIAL METALS COMPANY



                                        /s/ LAWRENCE A. ENGELS
July 12, 1994                           Lawrence A. Engels
                                        Vice President, Treasurer
                                        & Chief Financial Officer




                                        /s/ JACK T. MULOS
July 12, 1994                           Jack T. Mulos
                                        Controller

                              INDEX TO EXHIBITS


Exhibit
Number                             Exhibit
- - -------                            -------

 11(a)       Calculation of Primary and Fully Diluted Earnings Per Share