Form 10-K
period 1994-08-31
COMMERCIAL METALS CO
filed 1994-11-28
CIK 22444

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
    (MARK
     ONE)

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  ---     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1994

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  ---     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          FOR THE TRANSITION PERIOD FROM __________ TO __________

          COMMISSION FILE NO. 1-4304

                          COMMERCIAL METALS COMPANY
            (Exact name of registrant as specified in its Charter)

                   DELAWARE                                      75-0725338
         (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization)                     Identification No.)
     7800 STEMMONS FREEWAY, DALLAS, TEXAS                           75247
   (Address of principal executive offices)                      (Zip Code)

     (Registrant's telephone number, including area code) (214) 689-4300

          Securities registered pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                            ON WHICH REGISTERED
- - --------------------------------------------   --------------------------------------------
          Common Stock, $5 par value                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                         YES  X    NO
                                                               ---      ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.  [     ]

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK ON NOVEMBER 15, 1994, HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE OF $26.00 PER SHARE ON NOVEMBER 15, 1994, ON THE NEW YORK STOCK EXCHANGE WAS $394,466,098.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 15, 1994: COMMON STOCK, $5.00 PAR -- 15,171,773.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE INTO THE LISTED PART OF FORM 10-K:

REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 26, 1995 -- PART III.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

         Commercial Metals Company was incorporated in 1946 in Delaware as a successor to a secondary metals recycling business in existence since approximately 1915. The Company maintains executive offices at 7800 Stemmons Freeway, Dallas, Texas 75247 (telephone 214/689-4300). The terms "Company" or "registrant" as used herein include Commercial Metals Company and its consolidated subsidiaries.

         The Company considers its businesses to be organized into four segments - (i) Manufacturing, (ii) Recycling, (iii) Marketing and Trading, and
(iv) Financial Services. With the exception of the Financial Services segment, the Company's activities are primarily concerned with metals related
activities.   Financial information for the last three fiscal years concerning the segments is incorporated herein by reference from "Note 14 Business Segments," of the Notes to Consolidated Financial Statements at Part II, Item 8.


THE MANUFACTURING SEGMENT

         The manufacturing segment is the registrant's dominant and most rapidly expanding segment in terms of assets employed, capital expenditures, operating profit and number of employees. It consists of two entities, the CMC Steel Group and the Howell Metal Company subsidiary, a manufacturer of copper tubing. The Steel Group is by far the more significant entity in this segment with subsidiaries operating three steel minimills, twelve steel fabricating plants, one steel joist manufacturing facility, three fence post manufacturing plants, three metals recycling plants, two railcar rebuilding facilities and six warehouse stores which sell supplies and equipment to the concrete installation trade.

         The Company endeavors to operate all three minimills at full capacity in order to minimize product costs. Increases in capacity and productivity are continuously emphasized through both operating and capital improvements. The steel minimill business is capital intensive with substantial capital expenditures required on a regular basis to remain competitive as a low cost producer. Over the past three fiscal years, approximately $70.5 million or 64% of the Company's total capital expenditures have been for minimill projects. This emphasis on productivity improvements is reflected in increases in tons of steel melted, rolled and shipped from the minimills during each of the last three years as follows:

                        Fiscal 1992               Fiscal 1993              Fiscal 1994
                        -----------               -----------              -----------
Tons Melted                935,000                  1,001,000                1,122,000

Tons Rolled                953,000                  1,009,000                1,207,000

Tons Shipped             1,033,000                  1,138,000                1.247,000


         The Company's largest steel minimill, operated by Structural Metals, Inc. ("SMI Texas") is located at Seguin, Texas, near San Antonio. SMI Texas manufactures steel reinforcing bars, angles, rounds, channels, flats, and special sections used primarily in highways, reinforced concrete structures and manufacturing. SMI Texas sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. Its primary markets are located in Texas, Louisiana,

Arkansas and Oklahoma although products were shipped to approximately 29 states and Mexico. Record tonnages were melted at SMI Texas during fiscal 1994 as a result of continuing productivity gains from a new bottom tap alternating current electric arc furnace placed in service in late fiscal 1992. The new furnace increased capacity from 95 to 120 tons per heat and additional operating experience during 1994 resulted in shortened processing time per heat. The late fiscal 1993 start up of a new transformer and related electrical equipment also improved melt shop productivity during 1994.

         SMI Steel, Inc. ("SMI Alabama"), a steel minimill in Birmingham, Alabama, was acquired in 1983. A substantial program to modernize and improve productivity at SMI Alabama has followed with over $105 million of capital expenditures from acquisition through 1994. Installation and start up of a new direct current electric furnace melt shop was substantially complete by late fiscal 1994. This project is the largest single capital expense in the registrant's history with a cost of approximately $30 million. SMI Alabama manufactures primarily larger size products than SMI Texas such as mid-size structural including angles, channels, up to eight inch wide flange beams and special bar quality rounds and flats. Customers include the construction, manufacturing, steel warehousing, original equipment manufacturing and fabricating industries in the primary market areas of Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.

         The primary raw material for both SMI Texas and SMI Alabama is secondary (scrap) ferrous metal purchased primarily from suppliers generally within a 300 mile radius of each mill. A portion of the ferrous raw material, generally less than half, is supplied from Company owned recycling plants. The supply of scrap is believed to be adequate to meet future needs but has historically been subject to significant price fluctuations. SMI Texas and SMI Alabama also consume large amounts of electricity and natural gas, both of which are believed to be readily available at competitive prices.

         Both the SMI Texas and SMI Alabama mills consist of melt shops with electric arc furnaces that melt the steel scrap, continuous casting facilities to shape the molten metal into billets, reheating furnaces, rolling mills, mechanical cooling beds, finishing facilities and supporting facilities. The mills utilize both a Company-owned fleet of trucks and private haulers to transport finished products to customers and Company-owned fabricating shops. Mill capacity at SMI Texas is approximately 750,000 tons per year. SMI Alabama's annual capacity is approximately 500,000 tons following start up of the new melt shop.

         Operations began in 1987 at a third, much smaller mill located near Magnolia, Arkansas, ("SMI Arkansas"). No melting facilities are located at SMI Arkansas since this mill utilizes as its raw material rail salvaged from abandoned railroads for rerolling and, on occasion, billets from Company minimills or other suppliers. The rail or billets are heated in a reheat furnace and processed on a rolling mill and finished at facilities similar to, but on a smaller scale, the other two mills. SMI Arkansas' finished product is primarily metal fence post stock, small diameter reinforcing bar and sign posts with some high quality round and flat products being rolled. Fence post stock is fabricated into metal fence posts at Company owned facilities at the Magnolia mill site, San Marcos, Texas, and a third location acquired in fiscal 1994 at Brigham City, Utah. Because of this mill's lack of melting capacity, it is dependent on an adequate supply of competitively priced billets or used rail, the availability of which fluctuates with the pace of railroad abandonments, rate of rail replacement by railroads and demand for used rail from domestic and foreign rail rerolling mills. Capacity at SMI Arkansas is approximately 150,000 tons per year.

         The Steel Group's processing facilities are engaged in the fabrication of reinforcing and structural steel, steel warehousing, joist manufacturing, fence post manufacturing and railcar repair and rebuilding. Steel for fabrication may be obtained from unrelated vendors as well as Company owned mills, primarily SMI Texas. Activities are conducted at various locations in Texas in the cities of Beaumont, Buda (near Austin), Corpus Christi, Dallas, Houston, San Marcos, Seguin, Victoria, and

Waco, as well as Baton Rouge and Slidell, Louisiana and Magnolia and Hope, Arkansas. Fabricated products are used primarily in the construction of commercial and non-commercial buildings, industrial plants, power plants, highways and dams. Sales of fabricated steel are generally to construction contractors on a competitive bid basis. Safety Railway Service, with locations in Victoria, Texas, and Tulsa, Oklahoma, repairs, rebuilds and provides custom maintenance with some manufacturing of railroad freight cars owned by railroad companies and private industry. That work is obtained primarily on a bid and contract basis and may include maintenance of the cars. A secondary metals recycling plant in Austin, Texas with smaller feeder facilities in nearby Round Rock and Seguin, Texas is operated as part of the Steel Group due to the predominance of secondary ferrous metals sales to the nearby SMI Texas minimill. The joist manufacturing facility, SMI Joist Company, located in Hope, Arkansas, manufactures steel joists and decking for roof supports using steel obtained primarily from the Steel Group's minimills. Joist consumers are construction contractors. Joists are generally made to order and sales, which may include custom design and fabrication, are primarily obtained on a competitive bid basis.

         In early fiscal 1994 the Company consummated a purchase of assets from a seller of concrete related supplies in Texas. The purchase expanded the Company's position in the sale of supplies and sale or rental of equipment to the concrete installation trade in Texas. This business operates under the Shepler's name with warehouse locations in Austin, Beaumont, Houston, San Antonio and Waco, Texas.

         Subsequent to fiscal 1994 year end, on September 27, the Company announced that it had entered into an Agreement to acquire Owen Steel Company, Inc. and affiliated companies headquartered in Columbia, South Carolina. This transaction was completed November 15, 1994. The Company paid approximately $50 million, one-half in cash and the balance by issuance of 932,301 shares of the Company's Common Stock to certain selling shareholders. The Company also provided funds for the retirement of approximately $32 million of Owen debt at the Closing. The purchase price may be subject to further post-closing adjustments. Owen's successor company, SMI-Owen Steel Company, Inc., will operate as a part of the Steel Group. The acquisition includes a minimill at Cayce, near Columbia, South Carolina, with facilities similar to the SMI Texas minimill. The SMI-Owen minimill has an annual melting capacity of about 350,000 tons and rolling capacity of approximately 250,000 tons. Additionally the Company acquired six rebar fabricating shops, five structural fabrication shops, two joist manufacturing plants, three scrap metal processing facilities, and one construction supply company operation, located in South Carolina, North Carolina, Virginia, Georgia and Florida. The acquisition expands the Steel Group's manufacturing and fabrication network into the southeastern United States and will increase the Company's annual steel production capacity to approximately 1.7 million tons and steel fabrication capacity to over 500,000 tons. The related scrap metal processing operations which will operate as a part of the Steel Group are expected to process approximately 155,000 tons per year of scrap metal, primarily for melting at the nearby SMI-Owen minimill.

         The copper tube minimill operated by Howell Metal Company is located in New Market, Virginia. It manufactures copper water, air conditioning and refrigeration tubing in straight lengths and coils for use in commercial, industrial and residential construction. Its customers, largely equipment manufacturers and wholesale plumbing supply firms, are located primarily east of the Mississippi river. High quality copper scrap supplemented occasionally by virgin copper ingot, is the raw material used in the melting and casting of billets. The scrap is readily available subject to rapid price fluctuations generally related to the price or supply of virgin copper. A small portion of the scrap is supplied by the Company's metal recycling yards. Howell's facilities include melting, casting, piercing, extruding, drawing, finishing and other departments. Capacity is approximately 45,000,000 pounds per year. Demand for copper tube is dependent mainly on the level of new residential construction and renovation.

         No single customer purchases ten percent or more of the Steel Group or Howell's production. The nature of the products sold in the manufacturing segment are, with the exception of the joist and some fabrication jobs, not characteristic of a long lead time order cycle. Orders are generally filled promptly and as a result the Company does not believe backlog levels are a significant or reliable factor in evaluating the operations.


THE RECYCLING SEGMENT

         The recycling segment is engaged in processing secondary (scrap) metals for further recycling into new metal products. This segment consists of the Company's 27 metal recycling plants (excluding three such facilities operated by the CMC Steel Group as a part of the manufacturing segment) and Commercial Metals Railroad Salvage Company which dismantles and recovers steel rail, track components and other materials from obsolete or abandoned railroads.

         The Company's metal recycling plants purchase ferrous and nonferrous secondary or scrap metals, processed and unprocessed, in a variety of forms. Sources of metals for recycling include manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, railroads, refineries, shipyards, ordinance depots, demolition businesses, automobile salvage and wrecking firms. Numerous small secondary metals collection firms are also, in the aggregate, major suppliers.

         These plants processed and shipped approximately 1,160,000 tons of scrap metal during fiscal 1994. Ferrous metals comprised the largest tonnage of metals recycled at just over 1,000,000 tons, an increase from 919,000 the prior year, followed by approximately 158,000 tons of non-ferrous metals, primarily aluminum, copper and stainless steel, up from 145,000 the prior year. The Company also purchased and sold an additional 200,000 tons of metals processed by other metal recycling facilities. With the exception of precious metals, practically all metals capable of being recycled are processed by these plants.

         The metal recycling plants generally consist of an office and warehouse building equipped with specialized equipment for processing both ferrous and nonferrous metal. Most of the larger plants are equipped with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators. Two locations have extensive equipment for mechanically processing large quantities of insulated wire to segregate metallic content. All ferrous processing centers are equipped with either presses, shredders or hydraulic shears, locomotive and crawler cranes and railway tracks to facilitate shipping and receiving. The segment operates four large shredding machines capable of pulverizing obsolete automobiles or other ferrous metal scrap. One additional shredder is operated by the manufacturing segment. A typical recycling plant includes several acres of land used for segregating, processing and storage of metals. Several recycling plants devote a small portion of their site or a nearby location for display and sales of metal products considered reusable for their original purpose.

         Recycled metals are sold to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Sales of material processed through the Company's recycling plants are coordinated through the recycling segment's office in Dallas. Export sales are negotiated through the Company's network of foreign offices as well as the Dallas office.

         During 1994 this segment acquired the assets of two scrap metal processing facilities. The first in Vinton, a suburb of El Paso, Texas included the fifth shredder operated by the Company and a 105 acre site. The second purchase was of equipment and machinery only from a Jacksonville, Florida operation. The Jacksonville assets will be primarily utilized at the Company's existing Jacksonville facility. A small facility which handled only non-ferrous metals and was located on leased premises in Albuquerque, New Mexico was closed during the year.

         Railroad materials, primarily steel rail, are obtained by Commercial Metals Railroad Salvage Company from dismantling work it performs on abandoned rail lines acquired from railroads. Business is largely dependent on the pace of Interstate Commerce Commission approval of railroad abandonments. Used rail may be sold for relaying as usable track, rerolling, primarily by the Steel Group's SMI Arkansas operation, or melting by steel mills.

         No single source of material or customer of the recycling segment represents a material part of purchases or revenues. The recycling segment competes with other secondary processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals often have the capability to utilize primary or "virgin" ingot processed by mining companies interchangeably with secondary metals. The prices for nonferrous scrap metals are normally closely related to but generally less than, the prices of the primary or "virgin" metal producers. Ferrous scrap is the primary raw material for electric arc furnaces
such as those operated by the Company's steel minimills.   Relatively high
prices have recently caused some minimills to supplement purchases of scrap with direct reduced iron and pig iron.


THE MARKETING AND TRADING SEGMENT

         The marketing and trading segment buys and sells primary and secondary metals and other commodities and products through a network of trading offices located around the globe. Steel, nonferrous metals, specialty metals, chemicals, industrial minerals, ores, concentrates, ferroalloys, and other basic industrial materials are purchased primarily from producers in domestic and foreign markets. On occasion these materials are purchased from trading companies or industrial consumers with surplus supplies. Long-term contracts, spot market purchases and trading or barter transactions are all utilized to obtain materials. A large portion of these transactions involve fabricated semi-finished or finished product.

         Customers for these materials include industrial concerns such as the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation sectors. Sales are generally made directly to consumers through and with coordination of offices in Dallas; New York; Englewood Cliffs, New Jersey; Great Neck, New York; Los Angeles; Hurstville near Sydney, Australia; Singapore; Zug, Switzerland; Hong Kong and Tokyo. The Company also maintains representative offices in Bangkok, Sao Paulo, Seoul, and Beijing, as well as agents in other significant international markets. These offices form a network for the exchange of information on the materials marketed by the Company as well as servicing sources of supply and purchasers. In most transactions the Company acts as principal and often as a marketing representative. The Company utilizes agents when appropriate and occasionally acts as broker. The Company participates in transactions in practically all major markets of the world where trade by American-owned companies is permitted.

         This segment focuses on the marketing of physical products as contrasted to traders of commodity futures contracts who frequently do not take delivery of the commodity. Sophisticated global communications and the development of easily accessible, although not always accurate, quoted market prices for many commodity related products has resulted in the Company emphasizing creative service functions for both sellers and buyers. Actual physical market pricing and trend information, as contrasted with sometimes more speculative metal exchange market information, technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions are examples of the services offered. The Company attempts to limit its exposure to price fluctuations by offsetting purchases with concurrent sales and entering into foreign exchange contracts as hedges of trade receivables and payables denominated in foreign currencies. The Company does not, as a matter of policy, speculate on changes in the commodity markets and hedges only firm commitments not anticipated transactions. During the past fiscal year over 1.7 million tons of steel products were sold by the marketing and trading segment despite a slow down in demand from China, a major buyer during the 1993 fiscal year. Continuing economic weakness and instability in eastern Europe and the Commonwealth of Independent States restricted sales activity in those markets but increased the availability of steel and other metal products. The 1994 year saw sales continue to increase in Australia, South Korea and parts of Southeast Asia.
The Australian operation opened a just-in-time steel warehousing business for steel imports.


THE FINANCIAL SERVICES SEGMENT

         This segment is comprised of CMC Finanz AG ("Finanz"), a wholly owned foreign financial services subsidiary and also includes activities involving short term, temporary investments of the Company. Finanz, located in Zug, Switzerland, was established with approval of the Swiss Federal Banking commission in accordance with the applicable provisions regarding financial institutions subject to the Swiss banking law in 1984. Finanz is permitted to conduct most activities customarily carried on by commercial banks in Switzerland except that it cannot solicit and accept deposits, with limited exceptions, from individuals. Finanz emphasizes commercial banking services related to financing international transactions, particularly those activities of CMC Trading AG. Import and export financing, trade and project financing of commodity-related transactions, discounting of trade receivables and drafts, opening letters of credit and providing direct loans are typical activities.

         Although Finanz is believed to be one of the larger foreign controlled bank-like institutions operating under the applicable Swiss regulatory framework with approximately $23,535,000 of stockholders' equity, it is small compared to most other banks and some financial services companies offering all or more of the same or similar services. The ability of Finanz to successfully compete depends on referral of business opportunities from the Company's marketing and trading operations. Finanz has approximately $200,000,000 in credit facilities under formal and informal arrangements with major international banks, primarily in Europe. A portion of this borrowing capacity may also be periodically utilized by CMC Trading AG and other foreign affiliates in conjunction with their marketing and trading functions. Periodic fluctuations in prevailing interest rates will impact the profitability of the segment. Most loans are matched as to currency and maturity with offsetting borrowings. Some loans provide recourse to third parties such as major banks under guarantees or standby letters of credit. In addition, CMC Finanz AG has established policies to limit exposure to potential loan losses both geographically and by individual borrowers. No single source of borrowing or loans to or by the entity is considered material to the consolidated financial statements as a whole. The loan loss reserve at year ended August 31, 1994 of $940,000 may be considered small when compared to the average loan amount but the entity has never experienced a loan loss. At year ended August 31, 1994 Finanz borrowings amounted to $50,912,000, all due within one year.


                                  COMPETITION

         The Company's steel manufacturing, steel fabricating, and copper tube manufacturing businesses compete with regional, national and foreign manufacturers and fabricators of steel and copper. Price, quality and service are the primary methods of competition. The Company does not produce a significant percentage of the total national output of these products compared with its competitors but is considered a substantial supplier in the markets near its facilities.

         The Company believes the recycling segment is among the largest entities recycling nonferrous secondary metals and is also a major regional
processor of ferrous scrap.   The secondary metals business is subject to
cyclical fluctuations depending upon the availability and price of unprocessed scrap metal and the demand in steel and nonferrous metals consuming industries.

         All phases of the Company's marketing and trading business are highly competitive. Many of the marketing and trading segment's products are standard commodity items. The principal elements of competition are price, quality, reliability, financial strength, and additional services. This segment competes with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources or be able to pursue business without regard for the laws and regulations governing the conduct of corporations subject to the jurisdiction of the United States. The Company also competes with industrial consumers who purchase directly from suppliers and importers and manufacturers of semi-finished ferrous and nonferrous products.

         As described in the narrative on the Financial Services segment, that segment is not considered a significant factor in its market and is subject to worldwide competition from sources with much greater access to capital and customer base.


                             ENVIRONMENTAL MATTERS

         Compliance with environmental laws and regulations is a significant factor in the Company's business. The Company is subject to local, state, federal and supranational environmental laws and regulations concerning, among other matters, solid waste disposal, air emissions, waste and stormwater effluent and disposal and employee health. The Company's manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, the electric arc furnace ("EAF") dust generated by the Company's minimills is classified as a hazardous waste by the Environmental Protection Agency (EPA) because of lead, cadmium and chromium content and requires special handling and recycling for recovery of zinc or disposal. Additionally the Company's scrap metal recycling facilities operate five shredders for which the primary feed materials are automobile hulks and obsolete household appliances. Approximately twenty percent (20%) of the weight of an automobile hulk consists of material (shredder fluff) which remains after the segregation of ferrous and saleable non-ferrous metals. Federal environmental regulations require shredder fluff to pass a toxic leaching test to avoid classification as a hazardous waste.
The Company endeavors to have hazardous contaminants removed from the feed material prior to shredding and as a result the Company believes the shredder fluff generated is properly not considered a hazardous waste. Should the laws, regulations or testing methods change with regard to EAF dust processing or shredder fluff disposal, the Company may incur additional significant expenditures. To date, the Company has not experienced difficulty in contracting for recycling of EAF dust or disposing of shredder fluff in municipal or private landfills.

         The Company may also be required from time to time to clean up or take certain remediation action with regard to sites formerly used in connection with its operations. Furthermore, the Company may be required to pay for a portion of the costs of clean up or remediation at sites the Company never owned or on which it never operated if it is found to have arranged for treatment or disposal of hazardous substances on the sites. See Item 3. Legal Proceedings. The Company has been named a potentially responsible party (PRP) at several Superfund sites because the EPA contends that the Company and other PRP scrap dealers are liable for the cleanup of those sites solely as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. The Company's position is that an arms length sale of valuable scrap metal for use as a raw material in a manufacturing process over which the Company exercises no control cannot, contrary to EPA's assertion, constitute "an arrangement for disposal or treatment of hazardous substances" within the meaning of federal law. If the EPA's position is consistently upheld by the courts and no clarification or amendment of the law is provided by legislative bodies, the Company believes the possible liability arising from the sale of secondary metals would reduce recycling rates for metals and other recyclable materials in general. In particular, the Company believes that sellers of secondary or recycled metals could be at material disadvantage compared to sellers of "virgin" ingot from mining operations because the EPA's position apparently excludes suppliers of virgin metals from liability for sales of those materials to the same manufacturers for use, often interchangeably, in the same manufacturing process. The Company believes this result is contrary to public policy objectives and federal and state legislation encouraging recycling and promoting the use of recycled materials.

         New federal, state and local laws, regulations and changing interpretations, together with uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors which impact the Company's future expenditures to comply with environmental requirements. It is not possible to predict the total amount of capital expenditures or increases in operating costs or other expenses or whether such costs can be passed on to customers through product price increases. During fiscal year 1994, the Company incurred environmental costs of $1,451,000 all of which was expensed. The Company believes that it is in material compliance with currently applicable environmental laws and regulations and does not anticipate material capital expenditures for new environmental control facilities during fiscal 1995.


                                   EMPLOYEES

         As of October, 1994, the Company had 4,353 employees. Approximately 3,064 were employed by the manufacturing segment, 997 by the recycling segment, 231 by the marketing and trading segment, 3 by the financial services segment, 36 in general corporate management and administration with 22 employees providing service functions for divisions and subsidiaries. Production employees at one metals recycling plant are represented by a union for collective bargaining. The Company believes that its labor relations are generally good. The Owen acquisition, completed after 1994 fiscal year end, will add approximately 1,200 employees in the manufacturing segment.


ITEM 2.  PROPERTIES

         The SMI Texas steel minimill is located on approximately 554 acres of land owned by the Company. Facilities including buildings occupying approximately 650,000 square feet, are used for manufacturing, storage, office and related uses. SMI Alabama's steel mill in Birmingham is located on approximately 35 acres with buildings occupying approximately 435,000 square feet used for manufacturing, storage, office and related use. The SMI Arkansas facility at Magnolia is located on approximately 104 acres with buildings occupying approximately 130,000 square feet. Approximately 30 acres of the Alabama mill property and all Arkansas mill property is leased in conjunction with revenue bond financing and may be purchased by the Company at the termination of the leases for a nominal sum. The steel fabricating operations including the fence post and joist operations own approximately 325 acres of land and lease approximately 50 acres of land at various locations in Texas,

Louisiana, Arkansas, and Utah. Howell Metal owns approximately 18 acres of land with buildings occupying about 200,000 square feet in New Market, Virginia.

         The Company's recycling plants occupy in the aggregate approximately 355 acres owned by the Company located at Austin, Beaumont, Dallas, Galveston, Houston, Lubbock, Odessa, Victoria and Vinton, all in Texas; as well as the Jacksonville, Lake City, Orlando, and Tampa, Florida; Chattanooga, Tennessee; Springfield, Missouri; and Burlington, North Carolina plants. It leases the real estate at Clute, Corpus Christi and Midland, Texas; Ocala, and Port Sutton (Tampa) Florida; and Shreveport, Louisiana. The smaller of two locations at Beaumont and Victoria, Texas, are leased. The Fort Worth recycling plant is partially owned and partially leased.

         The corporate headquarters, all domestic marketing and trading offices and all foreign offices occupy leased premises.

         The leases on the leased properties described above will expire on various dates within the next ten years. Several of the leases have renewal options and the Company has had little difficulty in renewing such leases as they expire. The minimum annual rental obligation of the Company for real estate operating leases in effect at August 31, 1994, to be paid during fiscal 1995, is approximately $2,518,000. The Company also leases a portion of the equipment used in its plants. The minimum annual rental obligation of the Company for equipment operating leases in effect at August 31, 1994, to be paid during fiscal 1995, is approximately $1,831,000.


ITEM 3.  LEGAL PROCEEDINGS

         As of August 31, 1994, the Company or its affiliates has received notices from the United States Environmental Protection Agency (EPA) and an agency of the State of Texas (TNRCC) with similar responsibility that the Company and numerous other parties are considered potentially responsible parties (a PRP) and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at eight EPA and one TNRCC designated locations. The Company is contesting or intends to contest its designation as a PRP with regard to several of the sites. The locations, none of which involve real estate ever owned or on which operations were conducted by the Company, are commonly referred to by the EPA as the Peak Oil Site (Tampa, FL), the Metcoa Site (Pulaski, PA), the NL Industries/Taracorp Site (Granite City, IL), the 62nd Street Site (Tampa, FL), the Sapp Battery Site (Cottondale, Florida), the Interstate Lead Company ("ILCO") Site (Leeds, Alabama), the Poly-Cycle Industries Site (Techula, Texas) and the Taylor Road Site (Tampa, Florida), and by the TNRCC as the Jensen Drive Site (Houston, TX). The Company has periodically received information requests with regard to other sites which are apparently under consideration by the EPA as existing or potential CERCLA clean-up sites. It is not known if any demand will ultimately be made against the Company as a result of those inquiries.

         The EPA has notified the Company and other alleged PRPs that under Sec. 106 of CERCLA it could be subject to a maximum penalty fine of $25,000 per day and the imposition of treble damages if they refused to clean up the Peak Oil, Metcoa, Sapp Battery, and NL/Taracorp sites as ordered by the EPA. The Company is presently participating in a PRP organization at the Peak Oil and Sapp Battery sites and, although reserving the right to contest its PRP status does not believe that the EPA will pursue any fine against it so long as it continues to participate in the PRP groups. The Company is contesting its designation as a PRP at the Metcoa and NL/Taracorp sites and believes it has adequate defenses to any attempt by the EPA to impose fines in those matters. In addition, the Company and 25 other defendants were sued in April, 1990, (United States of America v. Marvin Pesses, et al., U.S.

District Court, W. Dist. Penn.) by the EPA under Sec. 107 of CERCLA to recover past and future response costs incurred by the EPA at the Metcoa Site. The EPA contends that the Company and other PRP scrap dealers are liable for the cleanup because they sold scrap metal for raw material in the manufacture of new products. The manufacturing process employed by the buyer of the scrap metals resulted in the release of contaminants at the site of the buyer's operation. The Company's position is that arms-length sales of valuable scrap metal for use as a raw material in a manufacturing process over which the Company exercises no control cannot, contrary to the EPA's assertion, constitute "an arrangement for disposal or treatment of hazardous substances" within the meaning of CERCLA. The District Court has granted EPA's Motion for Partial Summary Judgment on the issue and ruled that Defendants are deemed to be "responsible parties" within the meaning of 42 U.S.C. Sec. 9607(a). The Company and defendants are considering options to appeal the ruling. On July 20, 1993, EPA issued a second order under Sec. 106 of CERCLA for the excavation, removal and treatment, or disposal of dust, soil and debris containing hazardous substances at the Metcoa Site. The Company, along with other recipients of the letter, agreed to do some but not all of the work requested by the order. In particular, the Company along with other recipients of the letter, declined to handle any cleanup of radioactive materials at the Site. The Company's position is that it has no obligation to clean up any of the radioactive material under the Third Circuit law set forth in United States
v. Alcan Aluminum Corp., 964 F.2d 252 (3d Cir. 1992) because it did not send any radioactive materials to the Site. The district court has scheduled the case for trial on the issues of joint and several liability and allocation of damages in early 1996.

         An adverse ruling in the Metcoa Site litigation and similar cases, if ultimately upheld, could have a significant adverse effect on companies, such as the Company, that have historically recycled materials by purchasing and preparing scrap metals and other materials for resale to manufactures for use as a supplement to or in lieu of virgin materials in manufacturing processes. The impact of an adverse ruling would, in the opinion of the Company, result in a reduction of recycling rates for metals and other recyclable materials and be contrary to public policy objectives in federal and state legislation encouraging recycling and the use of recycled materials.

         In November, 1993, the Federal Energy Regulatory Commission ("FERC") entered an Order (the "FERC Order") affirming in part and reversing in part a 1989 decision and proposed order of a administrative law judge affirming in part, reversing in part and remanding for further consideration a Remedial order issued in 1986 by the Office of Hearings and Appeals of the Department of Energy to RFB Petroleum, Inc. (RFB) and CMC Oil Company, a wholly-owned subsidiary (CMC Oil). The FERC Order finds CMC Oil liable for alleged overcharges constituting violations of crude oil reseller regulations arising from the purchase and sale of crude oil in alleged joint ventures between CMC Oil and RFB totaling approximately $1,330,000 plus interest from their occurrence (December, 1977, to January, 1979) to present as calculated under the Department of Energy's interest rate policy. Utilizing that interest calculation, interest accrued through August, 1994, is estimated to be approximately $5,600,000. In January, 1994, CMC Oil filed a complaint in United States District for the Southern District of Texas seeking judicial review to have enforcement of the FERC Order enjoined. The government filed a counterclaim seeking enforcement of the FERC Order. Motions for summary judgment have been filed by both parties.

         While the Company is unable to estimate the ultimate dollar amount of exposure to loss in connection with the above-described environmental litigation, government proceedings, and disputes that could result in additional litigation, some of which may have a material impact on earnings and cash flows for a particular quarter, it is the opinion of the Company's management that the outcome of the suits and proceedings mentioned, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the business or the consolidated financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The table below summarizes the high and low sales prices reported on the New York Stock Exchange for the Company's common stock and cash dividends paid for the past two fiscal years.



                                                Price Range
         1994                                 of Common Stock
         Fiscal                            ----------------------                      Cash
         Quarter                           High               Low                    Dividends
- - ---------------------------------------------------------------------------------------------------
         1st                            $  30            $  25 7/8                      10c.
         2nd                               28 3/4           26                          12c.
         3rd                               29               21                          12c.
         4th                               27               21                          12c.




                                                Price Range
         1993                                 of Common Stock
         Fiscal                            ----------------------                      Cash
         Quarter                           High               Low                    Dividends
- - ---------------------------------------------------------------------------------------------------
         1st                            $  19 7/8        $  16 3/4                       9c.
         2nd                               21 5/8           18 1/4                      10c.
         3rd                               23 1/4           20                          10c.
         4th                               28 1/2           23                          10c.


         On November 22, 1993, the Company declared a four-for-three stock split in the form of a 33 1/3% stock dividend on the Company's common stock payable December 27, 1993 to shareholders of record December 6, 1993. All share and per share data have been adjusted for the stock split.

         Since August 3, 1982 the Company's common stock has been listed and traded on the New York Stock Exchange. Prior to that date and since 1959 the Company's common stock was traded on the American Stock Exchange. The number of shareholders of record of the registrant's common stock at November 15, 1994, was approximately 2,210.



ITEM 6.  SELECTED FINANCIAL DATA

         The table below sets forth a summary of selected consolidated financial information of the Company for the periods indicated:

                                                          FOR THE YEARS ENDED AUGUST 31,
                                    1994             1993             1992             1991             1990
                                  --------         ---------        ---------        ---------        ---------
                                                (Dollars in thousands except per share amounts)
Net Sales                         1,657,810        1,558,349        1,156,203        1,150,075        1,124,126

Net Earnings                         26,170           21,661           12,510           12,015           25,920

Net Income Per Share                   1.75             1.46              .87              .84             1.70

Total Assets                        604,877          541,961          515,738          460,757          415,746

Long-term Debt                       72,061           76,737           87,221           45,547           54,380

Cash Dividend Per Share                 .46              .39              .39              .39              .38


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED RESULTS
(in millions except share data)

                                     Year ended August 31,
- - ---------------------------------------------------------------
                                1994         1993          1992
                             ----------------------------------
Revenues                      $ 1,666      $ 1,569      $ 1,166
Net earnings                     26.2         21.7         12.5
Cash flow                        61.7         53.6         39.8
International sales               587          694          377
       As % of total               35%          45%          33%
LIFO effect on net earnings      (6.2)          .1          1.1
       Per share                 (.42)         .01          .08
LIFO reserve                     21.3         11.7         12.0
       % of inventory on LIFO      78%          65%          88%


Significant events affecting the Company this year:
o Startup costs of $3 million (pre-tax) for the new $30 million Direct Current electric furnace melt shop at the Birmingham minimill.
o   LIFO effect decreased net earnings $6.2 million.
o   Cash flow from operations was a record $61.7 million.
o   Company repurchased 748,100 shares of its common stock.
o Board of Directors declared a four-for-three stock split in the form of a 33 1/3% stock dividend.
o Board of Directors increased the quarterly cash dividend 23% to 12 cents per share on the post split shares.
o   Acquisitions:
    - Acquired assets of two scrap metal processing facilities at the following locations:
      Vinton (El Paso), Texas
      Jacksonville, Florida
    - Acquired assets of a steel fence post manufacturing and marketing operation in Brigham City, Utah.
    - Acquired the assets of Shepler's, expanding our presence in the concrete related products business.
    - Shortly after the year closed the Company announced a significant expansion in its steel manufacturing and fabrication operations with the signing of an agreement and plan of merger to acquire Owen Steel Company, Inc. and related entities headquartered in Columbia, South Carolina.

SEGMENTS

Revenues and operating profit by business segment are shown in the following table:

(in millions)                        Year ended August 31,
- - ---------------------------------------------------------------
                                1994         1993          1992
                             ----------------------------------
Revenues:
       Manufacturing            $ 598        $ 487        $ 452
       Recycling                  342          290          236
       Marketing and Trading      758          818          497
       Financial Services           3            4            4

Operating profit (loss):
       Manufacturing             37.7         32.5         33.0
       Recycling                  5.0           .6         (8.1)
       Marketing and Trading     13.5         14.3          8.0
       Financial Services         1.7          1.8          1.8

MANUFACTURING

The Manufacturing segment includes the CMC Steel Group and Howell Metal
Company.

       Steel Group revenues for 1994 were a record $545 million, 27% higher than last year. Tons shipped were up 15%. The record revenues were fueled by strong demand and a 10% increase in selling prices. Operating profits for 1994 were $34 million, up 33% over a year ago despite the Birmingham melt shop startup, higher raw material inventory costs and a pre-tax LIFO charge of $6.1 million.

       Steel mill shipments were 1.25 million tons, an increase of nearly 10% over last year. Operating profits were up 28% over last year due to the strong performance of SMI-Texas and SMI-Arkansas. SMI-Birmingham operating profits were lower because of the startup of the new melt shop.

       Steel fabrication revenues and shipments were up over last year by 48% and 23%, respectively. Operating profits increased 70% compared to a year ago. In September 1993 we acquired the assets of Shepler's, gaining additional locations to complement our concrete related product warehouse business. In June 1994, the division purchased substantially all the assets of CS&W of Utah, Inc. in Brigham City, Utah, a small steel fence post manufacturing and marketing operation.

       On September 27, 1994 the Company announced the signing of an agreement and plan of merger with Owen Steel Company, Inc. and related entities headquartered in Columbia, South Carolina. The purchase price is approximately $50 million (payable one half each in cash and common stock), subject to adjustments based upon the net worth of Owen at closing. The Company will also provide funds for the retirement of $32 million of Owen debt at closing. The transaction is subject to, among other things, customary closing conditions and certain regulatory approvals. The acquisition will be accounted for under the purchase method of accounting.

       Owen operates a minimill and associated steel fabrication, joist and recycling plants in the southeast United States. The Owen minimill has 350,000 tons per year melting capacity and 250,000 tons rolling capacity. Owen fabrication operations include six rebar fabrication shops, five structural fabrication shops, two joist plants and one construction supply company. Owen also processes approximately 155,000 tons per year of scrap metals at three locations.

       Copper Tube Division shipments were 4% higher than a year ago, however, selling prices declined 9% from last year due to slower residential housing starts and some overproduction in the copper water tube industry. Operating profit was lower than a year ago.

RECYCLING

Operations in the Recycling segment improved significantly over last year's modest results. Revenues for fiscal 1994 were up 18% over last year and tonnage processed and shipped was up 15%. Operating profits for fiscal 1994 were $5 million despite a LIFO charge of $2.4 million (pre-tax). Last year operating profits were $600 thousand.

       Demand for steel scrap was strong during most of the fiscal year. Prices were strong during the first half of the year, but fell dramatically during the third quarter before rebounding in the fourth quarter to near the year's high. Tonnage processed and shipped was up 17% over last year.

       Nonferrous prices were weak during the first half of the year, but moved steadily higher during the last half due to brisk demand and generally tight supplies. Tonnage processed and shipped was 9% higher than a year ago.

       In April 1994, the Secondary Metals Processing Division purchased substantially all the operating assets of Proler International Corp.'s scrap processing facility at Vinton, Texas near El Paso. The Vinton facility shredder is the fifth shredder CMC operates in its thirty recycling facilities. In August 1994, the Secondary Metals Processing Division purchased the working assets of Tri-State Recycling Corp.'s scrap metal processing facility in Jacksonville, Florida. These transactions, either individually or in the aggregate were not significant to the consolidated company.

MARKETING AND TRADING

Operating profit for the Marketing and Trading segment was 6% lower than last year, primarily attributable to a 24% decline in our global steel shipments. Revenues from steel products were 19% lower. The International Division's record steel shipments in fiscal 1993, the major portion of which went to China, was not sustained in fiscal 1994 due to weaker steel markets overseas. Shipments and revenues from nonferrous semis improved significantly, however, including imports into North America. Industrial raw materials shipments and revenues were relatively unchanged.

FINANCIAL SERVICES

Revenues were 25% lower than last year, but operating profit was only 3% lower. There was a further shifting in emphasis toward bolstering intercompany transaction financing and away from third party financings. Profits were aided by increasing U.S. dollar interest rates. Letter of credit commission income declined, reflecting lower business volume in the Marketing and Trading segment, as well as a decrease in fee income from the closure of our portfolio management department. Operating expenses were lower due to a reduction in personnel.

CORPORATE

The increase in corporate administrative expenses during fiscal 1994 was due primarily to increased legal expenses and to lower inter-division allocations. In addition, there was a $1.3 million credit for interest income last year which did not recur in fiscal 1994.

OUTLOOK

The favorable outlook for fiscal 1995 is predicated on moderate growth in the U.S., some strengthening in Mexico, a broadening of the European recovery, a slight turnaround in Japan, another year of slower growth in China and good demand in the rest of the Pacific Rim. Metal exports from the C.I.S. will continue to be a major market factor. Worldwide steel consumption should grow in 1995. The American manufacturing sector remains vibrant and business investment is healthy. Single family housing looks weaker but apartment building is picking up. Commercial and industrial construction are strong and spending on highways and bridges appears to be accelerating. Regionally, we expect the Southwest and Southeast to maintain a good business level. Our order flow is good and steel prices and volume in our major markets should be firm as well as ferrous scrap demand. Nonferrous metals supply/demand fundamentals are stronger. Progress will continue with the startup of the Birmingham melt shop, and we expect improved performance in the next fiscal year. The major risk appears to be that increasing interest rates could thwart economic growth, but business conditions are generally positive.

1993 COMPARED TO 1992

SEGMENTS

MANUFACTURING

Steel Group revenues for 1993 were $428 million, 8% higher than last year. Tons shipped were up 6%. Operating profits for 1993 were over $25 million compared to $24 million, up 6% over a year ago. Strong shipments, increased productivity and a 1% increase in average prices were partially offset by rising steel scrap prices.

       Steel mill shipments increased 10% over last year. Melt shop and rolling mill production exceeded one million tons. Operating profit for the mills, however, was down 5% from a year ago.

       Steel fabrication operations generally improved as prices appeared to have bottomed. Revenues and tons shipped increased about 7% compared to last year. Operating profit was 17% higher. Concrete related products operations expanded with the purchase of six Shepler warehousing operations in Texas in September 1993. These acquisitions were not significant to the consolidated company.

       Copper Tube Division shipments were up 16% over last year and reached record levels as a result of the additional production from the new casting facility and draw bay. Net sales, however, were up only 5% as average selling prices declined 10%. Gross margins and operating profits were also lower than last year; however, last year was a near record year for the division.

RECYCLING

Revenues for 1993 were up 23% for the year. Tonnage shipped from our own facilities was up 17% over last year and exceeded one million tons for the first time. The segment ended the year with a modest profit, but it was a significant improvement over the $8.1 million loss last year. Ferrous prices have been robust and by year-end were at the highest levels in four years. Nonferrous prices, however, at year-end were nearing six-year lows due to the surplus of supply. No relief is expected until perhaps 1995. More stringent compliance requirements in environmental, operations and engineering areas increased costs.

       During the fourth quarter of fiscal 1993 a small feeder plant in Altus, Oklahoma, was closed. At Ocala, Florida, the municipal recycling operations were reacquired by the former owners, thus ending our participation in this activity. Our metal processing capability was increased at Lubbock, Texas, with the addition of a ferrous shear.

MARKETING AND TRADING

Revenues and operating profits in 1993 were significantly higher than last year due to the increased new steel trading activity in the Pacific Rim. Revenues increased 65% and operating profits were up nearly 80%. Our International Division achieved a record in new steel tonnage shipped during the year, a major portion of which went to China.

       Cometals, Inc., headquartered in New York, opened a second representative office in Beijing during the second quarter of fiscal 1993. Cost reduction initiatives resulted in a decision at year-end to close the trading office in Brussels. Customers of the Brussels office will now be served through the office in Zug with the goal of improved relationships and customer service.

       The International Division opened a trading office in Berkshire, England, during the third quarter that will concentrate on new steel products distribution.

FINANCIAL SERVICES

Revenues for fiscal 1993 were slightly lower than last year, but operating income was about even with last year. However, net interest income was slightly higher compared to last year due to lower interest expense. CMC Finanz recorded more letter of credit commissions from increased trade financing from CMC Marketing Divisions but this was partially offset by significantly lower fees from portfolio and asset management.

OTHER

During 1993 the Company resolved several significant tax issues with the Internal Revenue Service. The settlement resulted in net interest income of $1.3 million accrued in other revenues, and a refund of $1 million credited to the tax liability account.

LIQUIDITY AND CAPITAL RESOURCES

The increased cash flow from operations (before changes in operating assets and liabilities) for fiscal 1994 resulted from higher net earnings, particularly in the Manufacturing and Recycling segments and higher depreciation and amortization.

       Cash flows from operating activities in fiscal 1994 were generated by decreases in financial services loans and advances and inventories and by increases in accounts payable, accrued expenses and income taxes payable. Cash flows were used for increases in accounts receivable and other assets. The increase in accounts receivable was primarily due to the higher level of business activity in the Manufacturing and Recycling segments. The increase in other assets was due primarily to an increase in current deferred income tax assets.

       Cash used in 1994 by investing activities consisted of $48 million invested in property, plant and equipment including the new melt shop in the Birmingham minimill. Cash was generated by reductions of $9.5 million in temporary investments and from the proceeds of sales of property, plant and equipment.

       Cash provided in 1994 by financing activities was generated by borrowings from commercial paper and notes payable and from stock issued under option plans. Cash was used in the acquisition of 748,100 shares of treasury stock, payments on long-term debt and for the payment of cash dividends.

       Net working capital was $175 million at the end of fiscal 1994 compared to $183 million last year. The current ratio was 1.6 compared to 1.9 last year.

       The Company's sources of short-term funds include a commercial paper program of $30 million. The Company's commercial paper is rated in the second highest category by both Standard & Poor's Corporation (A-2) and Fitch Investors Service, Inc. (F-2). Formal bank credit lines are maintained equal to 100% of the amount of all commercial paper outstanding.

       The Company has a two year, $30 million unsecured revolving credit and term loan facility with a group of five banks. The final maturity date of this credit facility can be extended annually for successive additional one-year periods by mutual agreement.

       The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at banker's acceptance rates or on a cost of funds basis.

       Management believes it has adequate capital resources available from internally generated funds, treasury shares and from short-term and long-term capital markets to meet anticipated working capital needs, planned capital expenditures, dividend payments to shareholders and to take advantage of new opportunities requiring capital.

       Capital investments in property, plant and equipment were $48 million in 1994 compared to $38 million the prior year. Capital spending for fiscal 1995 is projected at $38 million of which $25 million will be invested in steel manufacturing, $2 million in copper tubing, $9 million in recycling and $2 million in other operations. The projections do not include the Owen Steel acquisition. These expenditures are expected to be funded from internally generated funds and from cash and temporary investments. The Owen Steel acquisition will be funded by treasury shares and utilization of existing credit facilities. Depreciation expense increased to $30 million from $27 million last year. Capital expenditures have exceeded depreciation expense in each of the past five years except for 1992 when expenditures and depreciation expense were about even.

       Total capitalization was $334 million at the end of fiscal 1994. The ratio of long-term debt to capitalization decreased to 22% from 24% last year as a result of payments of $5 million on long-term debt during the year. Stockholders' equity was $243 million or $17.01 per share. During the past five years stockholders' equity increased $52 million or 27%. Equity per share increased 34%. There were 14.3 million shares outstanding on August 31, 1994. The Board of Directors has authorized the repurchase of the Company's common stock and during fiscal 1994, 748,100 shares were repurchased. On August 31, 1994, 1.9 million treasury shares were held by the Company.

CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

       The Company's origin and one of its core businesses for over three quarters of a century has been metals recycling. In the present era of conservation of natural resources and ecological concerns, the Company has a continuing commitment to sound ecological and business conduct. Certain governmental regulations regarding environmental concerns, however well intentioned, are presently at odds with goals of greater recycling and expose the Company and the industry to potentially significant risks. Such exposures are causing the industry to shrink, leaving fewer but more well financed operators as survivors to face the challenge.

       The Company believes that materials that are recycled are commodities that are neither discarded nor disposed. They are diverted by recyclers from the solid waste streams because of their inherent value. Commodities are materials that are purchased and sold in public and private markets and commodities exchanges every day around the world. They are identified, purchased, sorted, processed and sold in accordance with carefully established industry specifications.

       Environmental agencies at various federal and state levels would classify certain recycled materials as hazardous substances and subject recyclers to material remediation costs, fines and penalties. Taken to extremes, such actions could cripple the recycling industry and undermine any national goal of material conservation. Enforcement, interpretation, and litigation involving these regulations are not well developed.

       The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at nine sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its PRP designation. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

       Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have a material impact on earnings and cash flows for a particular quarter. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with the above-referenced matters, it makes accruals as warranted. It is the opinion of the Company's management that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.

       In fiscal 1994, the Company incurred environmental costs of $1,451,000, all of which were expensed. The nature and timing of these incremental environmental costs is such that it is not practical for the Company to estimate their magnitude in future periods. It is known that forms of storm water runoff permits will be required which will impact future periods.

       In November 1993 the Federal Energy Regulatory Commission entered an order finding a subsidiary of the Company liable for issues originally arising from a 1986 order of the Department of Energy. The order finds the subsidiary, CMC Oil Company, liable for alleged overcharges constituting violations of crude oil reseller regulations. The alleged overcharges total $1,330,000 plus interest through August 31, 1994 of $5,600,000. Both the subsidiary and the government have filed motions for summary judgment. Management cannot reasonably estimate a financial exposure for this issue but believes that the eventual outcome will not have a material effect on the consolidated financial position of the Company.

DIVIDENDS

Quarterly cash dividends have been paid in each of the past 30 consecutive years. The annual dividend in 1994 was 46 cents a share paid at the rate of 10 cents in the first quarter and 12 cents in each of the second, third and fourth quarters.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share data)

                                                                        Year ended August 31,
- - --------------------------------------------------------------------------------------------------------------
                                                             1994               1993                  1992
                                                         -----------------------------------------------------
Revenues:
   Net sales                                             $ 1,657,810         $ 1,558,349           $ 1,156,203
   Other, primarily interest income                            8,424              10,157                 9,589
- - --------------------------------------------------------------------------------------------------------------
                                                           1,666,234           1,568,506             1,165,792

Costs and expenses:
   Cost of goods sold                                      1,504,566           1,424,707             1,043,428
   Selling, general and administrative expenses              103,547              92,679                87,083
   Interest expense                                            9,271               9,397                 9,951
   Employees' pension and profit sharing plans                 7,943               6,662                 5,033
- - --------------------------------------------------------------------------------------------------------------
                                                           1,625,327           1,533,445             1,145,495
- - --------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                  40,907              35,061                20,297

Income taxes                                                  14,737              13,400                 7,787
- - --------------------------------------------------------------------------------------------------------------
Net earnings                                             $    26,170         $    21,661           $    12,510
==============================================================================================================
Net earnings per share                                         $1.75              $ 1.46                 $ .87
==============================================================================================================

See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                          August 31,
- - --------------------------------------------------------------------------------------------------------------
                                                                                 1994                  1993
                                                                             ---------------------------------
ASSETS

Current assets:

   Cash and temporary investments                                            $    38,269           $    47,439
   Accounts receivable (less allowance for collection losses of
     $3,528 and $3,217)                                                          228,035               163,387
   Financial services loans and advances                                          19,560                35,768
   Inventories                                                                   133,748               136,601
   Other                                                                          26,473                15,300
- - --------------------------------------------------------------------------------------------------------------
      Total current assets                                                       446,085               398,495


Other assets                                                                       1,984                 4,143


Property, plant and equipment:
   Land                                                                           10,747                10,165
   Buildings                                                                      32,367                30,695
   Equipment                                                                     304,977               257,537
   Leasehold improvements                                                         15,585                13,252
   Construction in process                                                         6,880                15,517
- - --------------------------------------------------------------------------------------------------------------
                                                                                 370,556               327,166

   Less accumulated depreciation and amortization                               (213,748)             (187,843)
- - --------------------------------------------------------------------------------------------------------------
                                                                                 156,808               139,323
                                                                             ---------------------------------
                                                                             $   604,877           $   541,961
==============================================================================================================

                                                                                          August 31,
- - --------------------------------------------------------------------------------------------------------------
                                                                                  1994                 1993
                                                                               -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Commercial paper                                                            $  20,000             $      --
   Notes payable                                                                  21,000                    --
   Financial services notes payable                                               50,912                41,003
   Accounts payable                                                               84,644               100,587
   Other payables and accrued expenses                                            85,220                64,507
   Income taxes payable                                                            4,338                 4,109
   Current maturities of long-term debt                                            4,852                 4,824
- - --------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                 270,966               215,030

Deferred income taxes                                                             19,077                14,773

Long-term debt                                                                    72,061                76,737

Commitments and contingencies

Stockholders' equity:
   Capital stock:
       Preferred stock
       Common stock, par value $5.00 per share: authorized 20,000,000 shares;
            issued 16,132,583 shares; outstanding 14,275,007 and 11,060,613
            (pre-split) shares                                                    80,663                60,500
   Additional paid-in capital                                                      1,019                 3,919
   Retained earnings                                                             192,997               189,865
- - --------------------------------------------------------------------------------------------------------------
                                                                                 274,679               254,284

       Less treasury stock 1,857,576 and 1,039,451 (pre-split) shares at cost    (31,906)              (18,863)
- - --------------------------------------------------------------------------------------------------------------
                                                                                 242,773               235,421
                                                                               -------------------------------
                                                                               $ 604,877             $ 541,961
==============================================================================================================

See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                       August 31,
- - --------------------------------------------------------------------------------------------------------------
                                                                            1994          1993          1992
                                                                        --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                         $   26,170     $  21,661    $   12,510
       Adjustments to earnings not requiring cash:
          Depreciation and amortization                                     30,143        27,361        25,628
          Provision for losses on receivables                                1,258         1,998         1,988
          Deferred income taxes                                              4,304         2,281          (302)
          Other                                                               (209)          331          (106)
- - --------------------------------------------------------------------------------------------------------------
   Cash flows from operations before changes in
       operating assets and liabilities                                     61,666        53,632        39,718

   Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                       (65,906)       (1,259)      (33,648)
          Decrease (increase) in financial services loans and advances      16,208         9,400          (209)
          Decrease (increase) in inventories                                 2,853       (30,388)      (12,291)
          Decrease (increase) in other assets                               (9,014)        2,672         1,358
          Increase (decrease) in accounts payable,
            accrued expenses,  and income taxes                              4,998        24,431         9,978
- - --------------------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities                                    10,805        58,488         4,906

CASH FLOWS FROM INVESTING ACTIVITIES:
   Temporary investments                                                     9,485         7,307       (14,413)
   Purchases of property, plant and equipment                              (48,152)      (37,613)      (24,503)
   Sales of property, plant and equipment                                      733         1,288           906
- - --------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                      (37,934)      (29,018)      (38,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Commercial paper-net change                                              20,000            --       (20,000)
   Notes payable - net change                                               21,000            --            --
   Financial services notes payable                                          9,909       (10,895)       16,125
   New long-term debt                                                           --            --        50,000
   Payments on long-term debt                                               (4,648)       (7,000)       (8,812)
   Prepayments on long-term debt                                                --        (5,911)         (656)
   Stock issued under stock option, purchase, and bonus plans                4,347         5,630         2,541
   Tax benefits related to stock option plan                                   661         1,661           107
   Treasury stock acquired                                                 (17,120)           --          (888)
   Dividends paid                                                           (6,705)       (5,635)       (5,515)
- - --------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                            27,444       (22,150)       32,902

Increase (Decrease) in Cash and Cash Equivalents                               315         7,320          (202)

Cash and Cash Equivalents at Beginning of Year                              18,780        11,460        11,662
- - --------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $   19,095     $  18,780    $   11,460
==============================================================================================================

See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                                      Common stock                                    Treasury stock
                                                  --------------------  Additional               -----------------------
                                                  Number of              paid-in     Retained     Number of
                                                   shares      Amount    capital     earnings      shares        Amount
- - ------------------------------------------------------------------------------------------------------------------------
Balance, September 1, 1991                        12,100,064  $ 60,500  $   2,515  $  166,844    (1,522,445)  $ (26,296)

   Net earnings                                                                        12,510
   Cash dividends - $.39 per share                                                     (5,515)
   Treasury stock acquired                                                                          (49,700)       (888)
   Stock issued under stock option, purchase
       and bonus plans                                                        (62)                  138,087       2,389
   Tax benefits related to stock option plan                                  107
- - ------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1992                          12,100,064    60,500      2,560     173,839    (1,434,058)    (24,795)

   Net earnings                                                                        21,661
   Cash dividends - $.39 per share                                                     (5,635)
   Treasury stock acquired                                                                               --          --
   Stock issued under stock option, purchase
       and bonus plans                                                       (302)                  394,607       5,932
   Tax benefits related to stock option plan                                1,661
- - ------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1993                          12,100,064    60,500      3,919     189,865    (1,039,451)    (18,863)

   Net earnings                                                                        26,170
   Cash dividends - $.46 per share                                                     (6,705)
   Stock split, four-for-three                     4,032,519    20,163     (3,830)    (16,333)     (346,318)         --
   Treasury stock acquired                                                                         (748,100)    (17,120)
   Stock issued under stock option, purchase
       and bonus plans                                                        269                   276,293       4,077
   Tax benefits related to stock option plan                                  661
- - ------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1994                          16,132,583  $ 80,663  $   1,019  $  192,997    (1,857,576)  $ (31,906)
========================================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1994

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances are eliminated in consolidation.

REVENUE RECOGNITION

Sales are recognized when title to inventory passes to the customer based on customary shipping terms.

LOANS AND ADVANCES

Loans and advances of the Financial Services segment are stated at the amount of unpaid principal reduced by unearned discount and an allowance for losses where applicable. Interest is calculated using the simple interest method on the principal outstanding at the beginning of the interest period.

INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost for almost all domestic inventories is determined by the last-in, first-out (LIFO) method; cost of international and other domestic inventories is determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost and is depreciated at annual rates based upon the estimated useful lives of the assets using substantially the straight-line method. Provision for amortization of leasehold improvements is made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter.

STARTUP COSTS

Startup costs associated with the acquisition and expansion of manufacturing and recycling facilities are expensed as incurred.

INCOME TAXES

Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in Note 5. Benefits from tax credits are reflected currently in earnings.

FOREIGN CURRENCY

The functional and the reporting currency of a majority of the Company's international subsidiaries is the United States dollar. There are no significant translation adjustments to be reported as a separate component of stockholders' equity.

    Gain or loss on foreign currency exchange contracts designated as hedges is deferred and recognized upon settlement of the related trade receivable or payable.

CASH FLOWS

For purposes of the statements of cash flows, the Company considers investments that are short-term (generally with original maturities of three months or less) and highly liquid to be cash equivalents. Temporary investments include highly liquid instruments with longer original maturity dates.

    Cash and cash equivalents and temporary investments at August 31 were as follows (in thousands):

                                         1994        1993        1992
- - ----------------------------------------------------------------------
Cash and cash equivalents              $ 19,095    $ 18,780   $ 11,460
Temporary investments
  (at lower of cost or market)           19,174      28,659     35,966
- - ----------------------------------------------------------------------
                                       $ 38,269    $ 47,439   $ 47,426
======================================================================

RECLASSIFICATIONS

Certain reclassifications have been made in the 1993 and 1992 financial statements to conform to the classifications used in the current year.

OTHER

SFAS No. 112 "Employers Accounting for Postemployment Benefits" will be adopted in 1995. The Company's historical costs for these items have not been significant.

2.  INVENTORIES

Before reduction of LIFO reserves of $21,298,000 and $11,746,000 at August 31, 1994 and 1993, respectively, inventories valued under the first-in, first-out method approximated replacement cost.

    Reduced charges to cost of goods sold as a result of reductions of inventory quantities did not increase net earnings in 1994 or 1993 but were approximately $619,000 in 1992.

    At August 31, 1994 and 1993, 78% and 65%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consist mainly of international back-to-back sales, in-transit to customers.

3.  CREDIT ARRANGEMENTS

Periodically, the Company is active in the commercial paper market with a commercial paper program which permits borrowings up to $30,000,000. It is the Company's policy to maintain formal bank credit lines equal to 100% of the amount of all commercial paper outstanding.

    The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at banker's acceptance rates or on a cost of funds basis. No compensating balances or commitment fees are required under these credit facilities.

    On November 23, 1993, the Company arranged a 2 year, $30 million unsecured revolving credit loan facility with a group of five banks. The final maturity date of this credit facility can be extended annually for successive additional one year periods by mutual agreement. The agreement provides for borrowing in United States dollars indexed to the prime rate, to the United States certificate of deposit rate, or to the offshore dollar interbank market rate. A commitment fee of .225% per annum is payable on the unused credit line. No compensating balances are required.

    Long-term debt and amounts due within one year as of August 31, 1994, are as follows (in thousands):

                                        Amount     Current   Long-term
                                     outstanding  maturities    debt
- - ----------------------------------------------------------------------
8.49% notes due 2001                   $ 50,000   $      --   $ 50,000
8.75% note due 1999                      23,571       4,286     19,285
8.15% note due 1996                       2,917         417      2,500
Other                                       425         149        276
- - ----------------------------------------------------------------------
                                       $ 76,913    $  4,852   $ 72,061
======================================================================

All interest is payable semiannually. The 8.49% notes provide for annual principal repayments beginning on December 1, 1995; all other notes are payable semiannually; the 8.15% note has a final payment of $2,500,000 on December 1, 1995.

    Certain of the note agreements include various covenants. The most restrictive of these requires maintenance of consolidated net current assets of $75,000,000 and net worth (as defined) of $150,000,000. At August 31, 1994, approximately $90,000,000 of retained earnings was available for cash dividends under these covenants.

    The aggregate amounts of all long-term debt maturities for the five years following August 31, 1994, are (in thousands): 1995 - $4,852; 1996 - $14,063;
1997 - $11,490; 1998 - $11,479; 1999 - $11,461.

    Interest expense is comprised of the following (in thousands):

                                            Year ended August 31,
- - ----------------------------------------------------------------------
                                         1994        1993        1992
- - ----------------------------------------------------------------------
Long-term debt                         $  5,521    $  7,259   $  7,185
Financial services debt                   1,953       1,799      1,924
Commercial paper                            321         178        154
Notes payable                             1,476         161        688
- - ----------------------------------------------------------------------
                                       $  9,271    $  9,397   $  9,951
======================================================================

Interest of $1,176,000, $411,000 and $113,000 was capitalized in the cost of property, plant and equipment constructed in 1994, 1993 and 1992, respectively. Interest of $10,453,000, $10,524,000 and $8,931,000 was paid in 1994, 1993 and
1992, respectively.

4.  FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK

Management believes that the historical financial statement presentation is the most useful for displaying the Company's financial position. However, SFAS No. 107 "Disclosure About Fair Value of Financial Instruments" requires disclosure of an estimate of the fair value of the Company's financial instruments as of year end. These estimated fair values disregard management intentions concerning these instruments and do not represent liquidation proceeds or settlement amounts currently available to the Company. Differences between historical presentation and estimated fair values can occur for many reasons including taxes, commissions, prepayment penalties, make-whole provisions and other restrictions as well as the inherent limitations in any estimation technique. Because of this management believes that this information may be of limited usefulness in understanding the Company and minimal value in comparability between companies.

    Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments' carrying amounts are considered equivalent to fair value:

    -- Cash and temporary investments
    -- Financial services loans and advances
    -- Commercial paper
    -- Notes payable
    -- Financial services notes payable

The Company's long-term debt is privately placed with unique terms and no active market. Fair value was determined by discounting future cash flows at current market yields.

(in thousands)
- - ------------------------------------------------------------
                                       Carrying   Estimated
Long-Term Debt                          Amount    Fair Value
- - ------------------------------------------------------------
1994                                   $ 76,913    $ 80,606
1993                                   $ 81,561    $ 90,703
============================================================

The notional amount of foreign currency exchange contracts outstanding at year end was $33,800,000. The fair value of these contracts effective as hedges is not significant. The Company's finance subsidiary issues letters of credit predominantly on behalf of other members of the consolidated group. Commission charges are eliminated in consolidation; the fair value of all outstanding letters of credit is not meaningful.

    The Company does not have significant off-balance-sheet risk from financial instruments. It enters into foreign exchange contracts as hedges of trade receivables and payables denominated in currencies other than the functional currency. Effects of changes in currency rates are therefore minimized. As a matter of Company policy, foreign exchange contracts are used only to hedge firm commitments, not anticipated transactions.

    The Company maintains both corporate and divisional credit departments. Limits are set for customers and countries. Letters of credit issued or confirmed through sound financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required. At August 31, 1994, $50,818,000 of accounts receivable were backed by these bankers acceptances.

    In the normal course of its marketing activities, the Company transacts business with substantially all sectors of the metals industry. Customers are internationally dispersed, cover the spectrum of manufacturing and distribution, deal with various types and grades of metal, and have a variety of end markets in which they sell. The Company's finance subsidiary routinely loans and advances funds up to specified loan limits. No single loan or advance is material to the Company's consolidated equity. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable and loans and advances.

5.  INCOME TAXES

The provisions for income taxes include the following
(in thousands):

                                            Year ended August 31,
- - ----------------------------------------------------------------------
                                         1994        1993        1992
                                       -------------------------------
Current:
  United States                        $  8,165    $  8,827   $  5,970
  Foreign                                   402       1,028        165
  State and local                         1,866       1,264      1,954
- - ----------------------------------------------------------------------
                                         10,433      11,119      8,089

Deferred                                  4,304       2,281       (302)
- - ----------------------------------------------------------------------
                                       $ 14,737    $ 13,400   $  7,787
======================================================================

Taxes of $14,736,000, $7,511,000 and $8,576,000 were paid in 1994, 1993 and
1992, respectively.

    Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The sources and tax effects of these differences are (in thousands):

                                                         August 31,
- - ----------------------------------------------------------------------
                                                      1994       1993
                                                   -------------------
U.S. taxes provided on foreign income
  and foreign taxes                                $ 10,589  $   9,495
Tax on difference between tax
  and book depreciation                               9,228      6,655
Other                                                  (740)    (1,377)
- - ----------------------------------------------------------------------
Total                                              $ 19,077   $ 14,773
======================================================================

As noted above the Company provides United States taxes on unremitted foreign earnings. Such earnings have been reinvested in the foreign operations except for dividends of $6,062,000.

    The Company's effective tax rates were 36% in 1994, 38.2% in 1993, and 38.4% in 1992. Reconciliations of the United States statutory rates to the effective rates are as follows:

                                             Year ended August 31,
- - ---------------------------------------------------------------------
                                          1994        1993       1992
                                          ---------------------------
Statutory rate                            35.0%       35.0%      34.0%
Tax credits                                (.5)        (.5)       (.6)
State and local taxes                      2.9         2.1        6.1
Other                                     (1.4)        1.6       (1.1)
- - ---------------------------------------------------------------------
Effective tax rate                        36.0%       38.2%      38.4%
=====================================================================

During 1993, the Company resolved several significant tax issues with the Internal Revenue Service. The settlement resulted in net interest income of $1,318,000 accrued in other revenues and a refund of $1 million credited to the tax liability account. During the current year, the Company resolved all issues for its returns for 1985 through 1990. The settlement amount was negligible.

6.  CAPITAL STOCK

COMMON STOCK

On November 22, 1993, the Board of Directors declared a four-for-three stock split in the form of a 33-1/3% stock dividend on the Company's common stock payable December 27, 1993, to shareholders of record on December 6, 1993. All applicable share and per share data have been adjusted for the stock split.

STOCK PURCHASE PLAN

Substantially all employees may participate in the Company's employee stock purchase plan. The Directors have authorized the annual purchase of up to 200 shares at a discount of 25% from the stock's price. Annual activity of the stock purchase plan was as follows:

                                         1994        1993        1992
- - ----------------------------------------------------------------------
Shares available                        567,841
Shares outstanding                      112,330
  Price per share                        $19.94
Shares purchased                        122,607     133,053    129,066
  Price per share                        $14.06      $13.42     $10.00

STOCK OPTION PLANS

In 1979, the Board of Directors of the Company approved the Key Employees Restricted Stock Bonus Plan (the Plan), under which shares of common stock were awarded to certain key employees of the Company. Under the terms of the Plan, the shares are issued in the name of the employee and placed in escrow for a five-year vesting period, with the employee receiving all cash dividends and having the right to vote such shares held in escrow. In October 1989, the Company awarded 260,337 shares and recorded deferred noncash compensation of $4,029,000, representing the fair market value of the common stock at the date of the stock award. The deferred compensation is being amortized over the five-year vesting period, with $654,000, $488,000 and $697,000 in 1994, 1993 and 1992, respectively, charged to operations. Employees with 1,232, 7,265 and 2,007 nonvested shares forfeited their shares during 1994, 1993 and 1992, respectively. These shares were returned to the Company. The Plan terminated on January 30, 1990, except as to awards outstanding.

    The 1986 Stock Incentive Plan (Incentive Plan) was approved in November 1986 by the Board of Directors. Under the Incentive Plan, stock options and stock appreciation rights may be awarded to full-time salaried employees, including directors, of the Company. The option price for both the stock options and the stock rights will not be less than the fair market value of the Company's stock at the date of grant and are exercisable two to three years from date of grant. The Incentive Plan also provides for issuance of common stock to eligible employees as performance awards for achievement of specified objectives.

    Annual activity of the stock incentive plan is as follows:

                                         1994        1993        1992
                                  ------------------------------------
Shares available                        193,854
Shares outstanding                    1,273,065
  Price per share                 $8.72 - 27.61
Shares exercisable                      635,329
Shares granted                          287,369     372,595    355,480
  Price per share                        $27.61      $20.21     $18.42
Shares exercised                        160,497     494,365     58,520
  Average price per share                $13.72      $12.47     $11.28
Shares forfeited                         12,319      24,812      5,600

PREFERRED STOCK

Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

7.  EMPLOYEES' PENSION AND PROFIT SHARING PLANS

Substantially all employees of the Company and its subsidiaries are covered by profit sharing or savings plans. Effective May 1, 1994, the Company's two profit sharing plans were amended to add 401(k) deferred compensation options. Contributions, which are discretionary, to all plans were $6,999,000, $6,097,000 and $4,946,000 for 1994, 1993 and 1992, respectively. One subsidiary maintains a defined benefit pension plan that covers substantially all its employees. Benefits are based on an employee's average monthly earnings and years of service. At August 31, 1994, the plan was fully funded under Internal Revenue Code regulations and no contributions were required nor allowed. Financial statement pension expense (income) and related balance sheet and funded status are not significant.

8.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company has no significant postretirement obligations other than pensions (see note 7).

9.  COMMITMENTS AND CONTINGENCIES

Minimum rental commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 1994, are as follows for the fiscal periods specified (in thousands):

                                                     Real
                                       Equipment    Estate
- - -----------------------------------------------------------
1995                                   $  1,831   $   2,518
1996                                        746       2,077
1997                                        511       1,891
1998                                         95       1,731
1999 and thereafter                          20       4,972
- - -----------------------------------------------------------
                                       $  3,203    $ 13,189
===========================================================

Total rental expense was $6,086,000, $5,994,000 and $5,692,000 in 1994, 1993
and 1992, respectively.

    In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

    The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at nine sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its PRP designation. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

    Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have a material impact on earnings for a particular quarter. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with the above-referenced matters, it makes accruals as warranted. It is the opinion of the Company's management that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.

    In November 1993 the Federal Energy Regulatory Commission entered an order finding a subsidiary of the Company liable for issues originally arising from a 1986 order of the Department of Energy. The order finds the subsidiary, CMC Oil Company, liable for alleged overcharges constituting violations of crude oil reseller regulations. The alleged overcharges total $1,330,000 plus interest through August 31, 1994 of $5,600,000. Both the subsidiary and the government have filed motions for summary judgment. Management cannot reasonably estimate a financial exposure for this issue but believes that the eventual outcome will not have a material effect on the consolidated financial position of the Company.

10. EARNINGS PER SHARE

Earnings per share are computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents resulting from the stock option and purchase plans do not cause a significant dilutive effect. The shares used in the calculation of earnings per share were 14,956,479, 14,820,832 and 14,437,403 in 1994, 1993 and 1992, respectively.

11. OTHER PAYABLES AND ACCRUED EXPENSES

(in thousands)                                          August 31,
- - ----------------------------------------------------------------------
                                                     1994        1993
                                                   -------------------
Salaries, wages and commissions                    $ 18,882   $ 14,876
Pension and profit sharing                            7,988      6,215
Environmental                                         3,955      4,581
Taxes other than income taxes                         3,430      3,237
Interest                                              2,733      3,531
Insurance                                             6,843      5,426
Freight                                               4,849      1,725
Other accrued expenses                               36,540     24,916
- - ----------------------------------------------------------------------
                                                   $ 85,220   $ 64,507
======================================================================

12. INVESTMENT IN SUBSIDIARY

CMC Finanz AG is a wholly-owned foreign finance subsidiary. In response to requests from investors, security analysts, rating agencies and others, the following disaggregated information is presented. In accordance with SFAS No. 94, information regarding CMC Finanz AG, a formerly unconsolidated subsidiary, is included below, accompanied by additional information considered useful in understanding the various business activities. Certain reclassifications and elimination of intercompany items are not shown.

    Commercial Metals Company - This column includes the accounts of the Company and all subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

    CMC - This column includes the accounts of the Company and all its subsidiaries except CMC Finanz AG, which is carried on the equity method. Such presentation is not intended to represent financial information in accordance with generally accepted accounting principles.

    CMC Finanz AG - This column of financial information includes only the accounts of CMC Finanz AG.

STATEMENTS OF EARNINGS

(in thousands)
                                                 Year ended August 31, 1994
- - ----------------------------------------------------------------------------------
                                         Commercial
                                           Metals                           CMC
                                           Company           CMC         Finanz AG
                                      --------------------------------------------
Revenues:
  Net sales                             $ 1,657,810     $ 1,657,810    $
  Other, primarily
     interest income                          8,424           4,565          3,859
  Earnings of CMC Finanz AG                                   1,431
- - ----------------------------------------------------------------------------------
                                          1,666,234       1,663,806          3,859

Costs and expenses:
  Cost of goods sold                      1,504,566       1,504,566
  Selling, general and
     administrative expenses                103,547         102,864            683
  Interest expense                            9,271           7,318          1,953
  Employees' pension
     and profit sharing plans                 7,943           7,923             20
- - ----------------------------------------------------------------------------------
                                          1,625,327       1,622,671          2,656

Earnings before income taxes                 40,907          41,135          1,203
Income taxes                                 14,737          14,965           (228)
- - ----------------------------------------------------------------------------------
Net earnings                          $      26,170   $      26,170    $     1,431
==================================================================================


STATEMENTS OF EARNINGS

(in thousands)
                                                Year ended August 31, 1993
- - ----------------------------------------------------------------------------------
                                         Commercial
                                           Metals                           CMC
                                           Company           CMC         Finanz AG
                                      --------------------------------------------
Revenues:
  Net sales                             $ 1,558,349     $ 1,558,349       $
  Other, primarily
     interest income                         10,157           6,206          3,951
  Earnings of CMC Finanz AG                                     894
- - ----------------------------------------------------------------------------------
                                          1,568,506       1,565,449          3,951

Costs and expenses:
  Cost of goods sold                      1,424,707       1,424,707
  Selling, general and
     administrative expenses                 92,679          91,783            896
  Interest expense                            9,397           7,598          1,799
  Employees' pension
     and profit sharing plans                 6,662           6,633             29
- - ----------------------------------------------------------------------------------
                                          1,533,445       1,530,721          2,724

Earnings before income taxes                 35,061          34,728          1,227
Income taxes                                 13,400          13,067            333
- - ----------------------------------------------------------------------------------
Net earnings                          $      21,661   $      21,661    $       894
==================================================================================


STATEMENTS OF EARNINGS

(in thousands)
                                                  Year ended August 31, 1992
- - ----------------------------------------------------------------------------------
                                         Commercial
                                           Metals                           CMC
                                           Company           CMC         Finanz AG
                                      --------------------------------------------
Revenues:
  Net sales                             $ 1,156,203     $ 1,156,203       $
  Other, primarily
     interest income                          9,589           5,800          3,789
  Earnings of CMC Finanz AG                                   1,117
- - ----------------------------------------------------------------------------------
                                          1,165,792       1,163,120          3,789

Costs and expenses:
  Cost of goods sold                      1,043,428       1,043,428
  Selling, general and
     administrative expenses                 87,083          86,195            888
  Interest expense                            9,951           8,027          1,924
  Employees' pension
     and profit sharing plans                 5,033           5,000             33
- - ----------------------------------------------------------------------------------
                                          1,145,495       1,142,650          2,845

Earnings before income taxes                 20,297          20,470            944
Income taxes                                  7,787           7,960           (173)
- - ----------------------------------------------------------------------------------
Net earnings                          $      12,510    $     12,510    $     1,117
==================================================================================

BALANCE SHEETS AS OF AUGUST 31, 1994

(in thousands)
- - ----------------------------------------------------------------------------------
                                         Commercial
                                           Metals                           CMC
                                           Company           CMC         Finanz AG
                                         -----------------------------------------
ASSETS
Current assets:
  Cash and temporary
     investments                          $  38,269      $   38,064    $       205
  Accounts receivable                       228,035         205,111         22,924
  Accounts receivable - affiliate                                           32,159
  Financial services loans
     and advances                            19,560                         19,560
  Inventories                               133,748         133,748
  Other                                      26,473          26,209            264
                                          -------------------------
Total current assets                        446,085         403,132
Investment in unconsolidated
  subsidiary                                                 23,535
Other assets                                  1,984           1,984

Property, plant and equipment:
  Land                                       10,747          10,747
  Buildings                                  32,367          32,367
  Equipment                                 304,977         304,977
  Leasehold improvements                     15,585          15,585
  Construction in process                     6,880           6,880
                                          -------------------------
                                            370,556         370,556
  Less accumulated depreciation
     and amortization                      (213,748)       (213,748)
                                          -------------------------
                                            156,808         156,808
- - ----------------------------------------------------------------------------------
                                          $ 604,877       $ 585,459      $  75,112
==================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Commercial paper                        $  20,000      $   20,000      $      --
  Notes payable                              21,000          21,000
  Financial services notes payable           50,912                         50,912
  Accounts payable                           84,644          84,608             36
  Accounts payable - affiliate                               32,159
  Other payables and accrued
     expenses                                85,220          84,832            388
  Income taxes payable                        4,338           4,134            204
  Current maturities
     of long-term debt                        4,852           4,852
                                          -------------------------
     Total current liabilities              270,966         251,585

Deferred income taxes                        19,077          19,040             37
Long-term debt                               72,061          72,061
Stockholders' equity:
  Capital stock:
     Preferred stock
     Common stock                            80,663          80,663         13,298
  Additional paid-in capital                  1,019           1,019
  Retained earnings                         192,997         192,997         10,237
                                          ----------------------------------------
                                            274,679         274,679         23,535
  Less treasury stock                       (31,906)        (31,906)
                                          ----------------------------------------
                                            242,773         242,773         23,535
- - ----------------------------------------------------------------------------------
                                          $ 604,877       $ 585,459      $  75,112
==================================================================================


BALANCE SHEETS AS OF AUGUST 31, 1993

(in thousands)
- - ----------------------------------------------------------------------------------
                                         Commercial
                                           Metals                           CMC
                                           Company           CMC         Finanz AG
                                         -----------------------------------------
ASSETS
Current assets:
  Cash and temporary
     investments                          $  47,439     $    47,039   $        400
  Accounts receivable                       163,387         155,129          8,258
  Accounts receivable - affiliate                                           18,308
  Financial services loans
     and advances                            35,768                         35,768
  Inventories                               136,601         136,601
  Other                                      15,300          15,179            121
                                          -------------------------
     Total current assets                   398,495         353,948
Investment in unconsolidated
  subsidiary                                                 22,104
Other assets                                  4,143           3,243            900

Property, plant and equipment:
  Land                                       10,165          10,165
  Buildings                                  30,695          30,695
  Equipment                                 257,537         257,537
  Leasehold improvements                     13,252          13,252
  Construction in process                    15,517          15,517
                                          -------------------------
                                            327,166         327,166
  Less accumulated depreciation
     and amortization                      (187,843)       (187,843)
                                          -------------------------
                                            139,323         139,323
- - ----------------------------------------------------------------------------------
                                          $ 541,961      $  518,618     $   63,755
==================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Commercial paper                        $      --       $      --      $      --
  Notes payable
  Financial services notes payable           41,003                         41,003
  Accounts payable                          100,587         100,587
  Accounts payable - affiliate                               18,308
  Other payables and accrued
     expenses                                64,507          64,009            498
  Income taxes payable                        4,109           4,109
  Current maturities
     of long-term debt                        4,824           4,824
                                          -------------------------
     Total current liabilities              215,030         191,837

Deferred income taxes                        14,773          14,623            150
Long-term debt                               76,737          76,737
Stockholders' equity:
  Capital stock:
     Preferred stock
     Common stock                            60,500          60,500         13,298
  Additional paid-in capital                  3,919           3,919
  Retained earnings                         189,865         189,865          8,806
                                          ----------------------------------------
                                            254,284         254,284         22,104
  Less treasury stock                       (18,863)        (18,863)
                                          ----------------------------------------
                                            235,421         235,421         22,104
- - ----------------------------------------------------------------------------------
                                          $ 541,961      $  518,618     $   63,755
==================================================================================

STATEMENTS OF CASH FLOWS

(in thousands)
                                                  Year ended August 31, 1994
- - ----------------------------------------------------------------------------------
                                         Commercial
                                           Metals                           CMC
                                           Company           CMC         Finanz AG
                                         -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                            $  26,170       $  26,170      $   1,431
  Adjustments to earnings not
     requiring cash:
  Depreciation and amortization              30,143          30,143
  Equity in earnings of affiliates                           (1,431)
  Provision for losses on receivables         1,258           1,258
  Deferred income taxes                       4,304           4,417           (113)
     Other                                     (209)           (329)           120
- - ----------------------------------------------------------------------------------
Cash flows from operations before changes
  in operating assets and liabilities        61,666          60,228          1,438
Changes in operating assets and liabilities:
  Decrease (increase) in receivables        (65,906)        (51,240)       (14,666)
  Decrease (increase) in accounts
     receivable-affiliates                                   13,851        (13,851)
  Decrease (increase) in financial
     services loans and advances             16,208             120         16,088
  Decrease (increase) in inventories          2,853           2,853
  Decrease (increase) in other assets        (9,014)         (9,771)           757
  Increase (decrease) in accounts payable,
     accrued expenses and income taxes        4,998           4,868            130
- - ----------------------------------------------------------------------------------
Net cash flows from operating activities     10,805          20,909        (10,104)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Temporary investments                       9,485           9,485
  Purchases of property,
     plant and equipment                    (48,152)        (48,152)
  Sales of property,
     plant and equipment                        733             733
- - ----------------------------------------------------------------------------------
Net cash used by investing activities       (37,934)        (37,934)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Commercial paper-net change                20,000          20,000
  Notes payable - net change                 21,000          21,000
  Financial services notes payable            9,909                          9,909
  New long-term debt
  Payments on long-term debt                 (4,648)         (4,648)
  Prepayments on long-term debt
  Stock issued under stock option,
     purchase and bonus plan                  4,347           4,347
  Tax benefits related to
     purchase and bonus plans                   661             661
  Treasury stock acquired                   (17,120)        (17,120)
  Dividends paid                             (6,705)         (6,705)
- - ----------------------------------------------------------------------------------
Net cash provided by financing activities    27,444          17,535          9,909
- - ----------------------------------------------------------------------------------
Increase (decrease) in cash and
  cash equivalents                              315             510           (195)

Cash and cash equivalents
  at beginning of year                       18,780          18,380            400
- - ----------------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                          $  19,095       $  18,890     $      205
==================================================================================


STATEMENTS OF CASH FLOWS

(in thousands)
                                                  Year ended August 31, 1993
- - ----------------------------------------------------------------------------------
                                         Commercial
                                           Metals                            CMC
                                           Company           CMC          Finanz AG
                                         -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                            $  21,661       $  21,661       $    894
  Adjustments to earnings not
     requiring cash:
  Depreciation and amortization              27,361          27,361
  Equity in earnings of affiliates                             (894)
  Provision for losses on receivables         1,998           1,998
  Deferred income taxes                       2,281           2,131            150
  Other                                         331             211            120
- - ----------------------------------------------------------------------------------
Cash flows from operations before changes
  in operating assets and liabilities        53,632          52,468          1,164
Changes in operating assets and liabilities:
  Decrease (increase) in receivables         (1,259)         (5,524)         4,265
  Decrease (increase) in accounts
     receivable-affiliates                                    6,511         (6,511)
  Decrease (increase) in financial
     services loans and advances              9,400              61          9,339
  Decrease (increase) in inventories        (30,388)        (30,388)
  Decrease (increase) in other assets         2,672           2,336            336
  Increase (decrease) in accounts payable,
     accrued expenses and income taxes       24,431          24,368             63
- - ----------------------------------------------------------------------------------
Net cash flows from operating activities     58,488          49,832          8,656

CASH FLOWS FROM INVESTING ACTIVITIES:

  Temporary investments                       7,307           7,307
  Purchases of property,
     plant and equipment                    (37,613)        (37,613)
  Sales of property,
     plant and equipment                      1,288           1,288
- - ----------------------------------------------------------------------------------
Net cash used by investing activities       (29,018)        (29,018)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Commercial paper-net change
  Notes payable - net change
  Financial services notes payable          (10,895)                       (10,895)
  New long-term debt
  Payments on long-term debt                 (7,000)         (5,267)        (1,733)
  Prepayments on long-term debt              (5,911)         (5,911)
  Stock issued under stock option,
     purchase and bonus plan                  5,630           5,630
  Tax benefits related to
     purchase and bonus plans                 1,661           1,661
  Treasury stock acquired
  Dividends paid                             (5,635)         (5,635)
- - ----------------------------------------------------------------------------------
Net cash provided by financing activities   (22,150)         (9,522)       (12,628)
- - ----------------------------------------------------------------------------------
Increase (decrease) in cash and
  cash equivalents                            7,320          11,292         (3,972)

Cash and cash equivalents
  at beginning of year                       11,460           7,088          4,372
- - ----------------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                          $  18,780       $  18,380       $    400
==================================================================================

STATEMENTS OF CASH FLOWS

(in thousands)
                                                  Year ended August 31, 1992
- - ----------------------------------------------------------------------------------
                                         Commercial
                                           Metals                           CMC
                                           Company           CMC         Finanz AG
                                         -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                            $  12,510       $  12,510      $   1,117
  Adjustments to earnings not
     requiring cash:
  Depreciation and amortization              25,628          25,628
  Equity in earnings of affiliates                           (1,117)
     Less dividend - affiliates                               1,362
  Provision for losses on receivables         1,988           1,988
  Deferred income taxes                        (302)           (302)
  Other                                        (106)           (226)           120
- - ----------------------------------------------------------------------------------
Cash flows from operations before changes
  in operating assets and liabilities        39,718          39,843          1,237

Changes in operating assets and liabilities:
  Decrease (increase) in receivables        (33,648)        (34,530)         1,002
  Decrease (increase) in accounts
     receivable - affiliates                                 11,798        (11,798)
  Decrease (increase) in financial
     services loans and advances               (209)                          (329)
  Decrease (increase) in inventories        (12,291)        (12,291)
  Decrease (increase) in other assets         1,358             (60)         1,418
  Increase (decrease) in accounts payable,
     accrued expenses and income taxes        9,978          10,841           (863)
- - ----------------------------------------------------------------------------------
Net cash flows from operating activities      4,906          15,601         (9,333)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Temporary investments                     (14,413)        (14,413)
  Purchases of property,
     plant and equipment                    (24,503)        (24,503)
  Sales of property,
     plant and equipment                        906             906
- - ----------------------------------------------------------------------------------
Net cash used by investing activities       (38,010)        (38,010)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Commercial paper-net change               (20,000)        (20,000)
  Financial services notes payable           16,125                         16,125
  New long-term debt                         50,000          50,000
  Payments on long-term debt                 (8,812)         (7,079)        (1,733)
  Prepayments on long-term debt                (656)           (656)
  Stock issued under stock option,
     purchase and bonus plans                 2,541           2,541
  Tax benefits related to
     purchase and bonus plans                   107             107
  Treasury stock acquired                      (888)           (888)
  Dividends paid                             (5,515)         (5,515)        (1,362)
- - ----------------------------------------------------------------------------------
Net cash provided by financing activities    32,902          18,510         13,030
- - ----------------------------------------------------------------------------------
 Increase (decrease) in cash and
  cash equivalents                             (202)         (3,899)         3,697

Cash and cash equivalents
  at beginning of year                       11,662          10,987            675
- - ----------------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                          $  11,460      $    7,088      $   4,372
==================================================================================


13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1994, 1993 and 1992 are as follows (in thousands except per share data):

                                    Three Months Ended 1994
                          --------------------------------------------
                          Nov. 30     Feb. 28      May 31     Aug. 31
                          --------------------------------------------
Net sales                 $ 380,016   $ 389,913   $ 440,649  $ 447,232
Gross profit                 36,606      32,830      40,916     42,892
Net earnings                  5,723       4,272       7,145      9,030
Net earnings per share          .38         .28         .48        .63

                                    Three Months Ended 1993
                          --------------------------------------------
                          Nov. 30     Feb. 28      May 31     Aug. 31
                          --------------------------------------------
Net sales                 $ 324,380   $ 411,712   $ 435,041  $ 387,216
Gross profit                 30,471      33,628      35,619     33,924
Net earnings                  2,854       4,846       6,452      7,509
Net earnings per share          .20         .33         .43        .50

                                    Three Months Ended 1992
                          --------------------------------------------
                          Nov. 30     Feb. 29      May 31     Aug. 31
                          --------------------------------------------
Net sales                 $ 258,169   $ 263,136   $ 288,593  $ 346,305
Gross profit                 26,459      22,709      28,086     35,521
Net earnings                  2,819         438       2,759      6,494
Net earnings per share          .20         .03         .19        .45

The quantities and costs used in calculating cost of goods sold on a quarterly basis include estimates of the annual LIFO effect. The actual effect cannot be known until the year-end physical inventory is completed and quantity and price indices are developed. The quarterly cost of goods sold above includes such estimates. Fourth quarter 1994 earnings decreased $3,084 after the final determination of quantities and prices was made.

14. BUSINESS SEGMENTS

Summarized data for the Company's international operations (principally in Europe and the Far East) are as follows (in thousands):

                                            Year ended August 31,
- - ----------------------------------------------------------------------
                                         1994        1993        1992
                                      --------------------------------
Revenues-unaffiliated customers       $ 478,012   $ 591,681  $ 282,888
======================================================================
Operating profit                      $   8,683   $  11,003  $   3,137
======================================================================
Identifiable assets                   $ 139,668   $ 132,417  $ 123,590
======================================================================

Export sales from the Company's United States operations are as follows (in thousands):

                                            Year ended August 31,
- - ----------------------------------------------------------------------
                                         1994        1993        1992
                                      --------------------------------
Far East                              $  36,686   $  21,805  $  36,896
Canada and Mexico                        34,621      42,086     32,490
Other                                     6,660       4,208      8,050
- - ----------------------------------------------------------------------
Total                                 $  77,967   $  68,099  $  77,436
======================================================================

The Company operates in four business segments, as indicated below. Intersegment sales generally are priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense.

                                                                                                 Adjustments
                                                                  Marketing   Financial              and
1994 (in thousands)                  Manufacturing   Recycling   and Trading  Services Corporate elimination Consolidated
- - -------------------------------------------------------------------------------------------------------------------------
Revenues - unaffiliated customers       $ 592,958    $ 319,468    $ 751,027   $  2,747  $    34  $     --    $ 1,666,234
Intersegment revenues                       5,317       22,782        6,895                       (34,994)
- - -------------------------------------------------------------------------------------------------------------------------
   Total revenues                         598,275      342,250      757,922      2,747       34   (34,994)     1,666,234
========================================================================================================================
Operating profit (loss)                    37,670        4,998       13,507      1,731*  (9,681)                  48,225
Interest expense                                                                                                  (7,318)*
   Earnings before income taxes                                                                                   40,907
========================================================================================================================
Depreciation and amortization              22,382        7,003          655                 103                   30,143
========================================================================================================================
Capital expenditures                       37,203       10,181          519                 249                   48,152
========================================================================================================================
Identifiable assets                     $ 281,471    $  97,924    $ 154,102   $ 62,003  $ 9,377  $     --    $   604,877
========================================================================================================================


1993 (in thousands)
- - -------------------------------------------------------------------------------------------------------------------------
Revenues - unaffiliated customers       $ 482,076    $ 264,580    $ 816,901   $  3,661  $ 1,288  $     --    $ 1,568,506
Intersegment revenues                       5,334       25,592        1,018                       (31,944)
- - -------------------------------------------------------------------------------------------------------------------------
   Total revenues                         487,410      290,172      817,919      3,661    1,288   (31,944)     1,568,506
========================================================================================================================
Operating profit (loss)                    32,536          603       14,271      1,790*  (6,541)                  42,659

Interest expense                                                                                                  (7,598)*

   Earnings before income taxes                                                                                   35,061
========================================================================================================================
Depreciation and amortization              19,193        7,392          688                  88                   27,361
========================================================================================================================
Capital expenditures                       31,945        4,798          577                 293                   37,613
========================================================================================================================
Identifiable assets                     $ 234,005    $  77,723    $ 140,760   $ 64,174  $25,299  $     --    $   541,961
========================================================================================================================


1992 (in thousands)
- - -------------------------------------------------------------------------------------------------------------------------
Revenues - unaffiliated customers       $ 446,321    $ 218,412    $ 495,509   $  4,101  $ 1,449  $     --    $ 1,165,792
Intersegment revenues                       5,289       17,428        1,002                       (23,719)
- - -------------------------------------------------------------------------------------------------------------------------
   Total revenues                         451,610      235,840      496,511      4,101    1,449   (23,719)     1,165,792
========================================================================================================================
Operating profit (loss)                    33,024       (8,120)       7,975      1,819*  (6,374)                  28,324

Interest expense                                                                                                  (8,027)*

   Earnings before income taxes                                                                                   20,297
========================================================================================================================
Depreciation and amortization              17,521        7,336          676                  95                   25,628
========================================================================================================================
Capital expenditures                       15,915        8,038          442                 108                   24,503
========================================================================================================================
Identifiable assets                     $ 228,855    $  83,147    $ 102,936   $ 81,638  $19,162  $     --    $   515,738
========================================================================================================================

*Interest expense of the financial services segment has been included in operating profit in the amounts of $1,953 in 1994, $1,799 in 1993 and $1,924 in 1992.

15.  SUBSEQUENT EVENT

On September 27, 1994 the Company announced an agreement and plan of merger with Owen Steel Company, Inc. and related entities (Owen). Owen operates a minimill and associated steel fabrication, joist and recycling plants in the southeast United States.

    The purchase price is approximately $50 million (payable one half each in cash and common stock), subject to adjustments based upon the net worth of Owen at closing. The Company will also provide funds for the retirement of $32 million of Owen debt at closing. The transaction is subject to, among other things, customary closing conditions and certain regulatory approvals.

    The acquisition will be accounted for under the purchase method of accounting.


INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Commercial Metals Company
Dallas, Texas

We have audited the consolidated balance sheets of Commercial Metals Company and subsidiaries at August 31, 1994 and 1993 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31,1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1994, in conformity with generally accepted accounting principles.





/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Dallas, Texas
October 19, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No event reportable herein took place.





                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain of the information required in response to this Item with regard to directors is incorporated herein by reference from the registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 26, 1995, which will be filed no later than 120 days after the close of the Registrant's fiscal year. The following is a listing of employees believed to be considered "Executive Officers" of the registrant as defined under Rule 3b-7 as of August 31, 1994:


NAME                              CURRENT TITLE & POSITION                           AGE          OFFICER SINCE
- - ----                              ------------------------                           ---          -------------
Lawrence A. Engels               Vice President, Treasurer and                       61               1977
                                 Chief Financial Officer


Hugh M. Ghormley                 Executive Vice President                            65               1981
                                 CMC Steel Group


Harry J. Heinkele                President, Secondary Metals                         62               1981
                                 Processing Division


A. Leo Howell                    Vice President; President and                       73               1977
                                 Treasurer - Howell Metal Company;
                                 Director and Chairman of the
                                 Executive Committee


Jack T. Mulos                    Controller                                          70               1981


Stanley A. Rabin                 President and Chief Executive                       56               1974
                                 Officer; Director


Bert Romberg                     Senior Vice President                               64               1968

Marvin Selig                     President, CMC Steel Group;                         71               1968
                                 Director


Clyde Selig                      Executive Vice President,                           62               1981
                                 CMC Steel Group


David M. Sudbury                 Vice President, Secretary and                       49               1976
                                 General Counsel


         The Executive Officers are employed by the Board of Directors of the registrant or the respective subsidiary usually at its first meeting after the registrant's Annual Shareholders Meeting and continue to serve for terms set from time to time by the registrant's Board of Directors in its discretion.

         All of the Executive Officers of the Company have served in the positions indicated above or in positions of similar responsibility for more than five years. Director and Executive Officer Marvin Selig is the brother of Executive Officer Clyde Selig. There are no other family relationships among the officers of the registrant or among the Executive Officers and Directors.




ITEM 11. EXECUTIVE COMPENSATION

         Information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 26, 1995, which will be filed no later than 120 days after the close of the Registrant's fiscal year.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 26, 1995, which will be filed no later than 120 days after the close of the Registrant's fiscal year.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the extent applicable, information required in response to this
Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 26, 1995, which will be filed no later than 120 days after the close of the Registrant's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     The following documents are filed as a part of this report:


2. Commercial Metals Company and Subsidiaries Consolidated Financial Statement Schedules

  Independent Auditors' Report as to Schedules
  Property, Plant and Equipment (Schedule V)
  Reserve For Depreciation (Schedule VI)
  Valuation and qualifying accounts (Schedule VIII)
  Short term borrowings (Schedule IX)
  Maintenance and repairs (Schedule X)
  All other schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or notes thereto.


3.  The following is a list of the Exhibits and Index required to be filed by
    Item 601 of Regulation S-K:

  (3)(i) Restated Certificate of Incorporation (Filed as Exhibit (3)(i)
               to the Company's Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

  (3)(ii) By-Laws (Filed as Exhibit (3)(ii) to the Company's
               Form 10-K for the fiscal year ended August 31, 1993 and incorporated hereby by reference).

  (11)   Calculation of primary and fully diluted earnings per share

  (21)   Subsidiaries of Registrant

  (23) Independent Auditors' consent to incorporation by reference into previously filed Registration Statements No. 2-56026 and No. 33-32066 on Form S-8 of report dated October 19, 1994 accompanying the consolidated financial statements of Commercial Metals Company and Subsidiaries for the year ended August 31, 1994

  (27)   Financial Data Schedule


   (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter covered by this report.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Commercial Metals Company
Dallas, Texas

We have audited the consolidated financial statements of Commercial Metals Company as of August 31, 1994 and 1993, and for each of the three years in the period ended August 31, 1994, and have issued our report thereon dated October 19, 1994; such financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Commercial Metals Company listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
October 19, 1994

                                  SCHEDULE  V

                    COMMERCIAL METALS COMPANY & SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                                ( in thousands )

                  YEARS ENDED AUGUST 31, 1994, 1993, AND 1992

                                                                           LEASEHOLD    CONSTRUCTION
                              TOTAL       LAND     BUILDINGS   EQUIPMENT  IMPROVEMENTS   IN PROCESS
                            --------     -------   ---------   ---------  ------------  ------------
Balance September 1, 1991    289,690       9,378      27,824     235,670       11,606        5,212

ADDITIONS                     24,503         141         742      18,068          907        4,645

RETIREMENTS OR SALES         (16,879)        (11)        (51)    (16,322)        (346)        (149)

TRANSFERS                                     60         561       4,805          350       (5,776)
                            --------     -------   ---------   ---------  ------------  ------------
Balance August 31, 1992      297,314       9,568      29,076     242,221       12,517        3,932


ADDITIONS                     37,613         595       1,517      18,676          944       15,882

RETIREMENTS OR SALES          (7,761)                    (48)     (7,392)        (251)         (70)

TRANSFERS                         (0)          2         150       4,032           42       (4,227)
                            --------     -------   ---------   ---------  ------------  ------------
Balance August 31, 1993      327,166      10,165      30,695     257,537       13,252       15,517


ADDITIONS                     48,152         512       1,482      36,916        2,017        7,225

RETIREMENTS OR SALES          (4,762)                     (9)     (4,429)        (189)        (135)

TRANSFERS                                     70         199      14,953          505      (15,727)
                            --------     -------   ---------   ---------  ------------  ------------
Balance August 31, 1994     $370,556     $10,747     $32,367    $304,977      $15,585       $6,880
                            ========     =======   =========   =========  ============  ============

Useful lives of substantially all property, plant,
  and equipment are as follows:
                         Buildings   15 to 31 years
                         Equipment    5 to  7 years

                                  SCHEDULE  VI

                    COMMERCIAL METALS COMPANY & SUBSIDIARIES
                            RESERVE FOR DEPRECIATION
                         PROPERTY, PLANT AND EQUIPMENT

                                ( in thousands )

                  YEARS ENDED AUGUST 31, 1994, 1993, AND 1992

                                                                           LEASEHOLD    CONSTRUCTION
                              TOTAL       LAND     BUILDINGS   EQUIPMENT  IMPROVEMENTS   IN PROCESS
                            --------     -------   ---------   ---------  ------------  ------------
BALANCE SEPTEMBER 1, 1991   $156,968                 $10,469    $140,414       $6,085

ADDITIONS                     25,628                   1,183      23,345        1,100

RETIREMENTS OR SALES         (15,972)                    (20)    (15,736)        (216)

TRANSFERS
                            --------     -------   ---------   ---------  ------------  ------------
BALANCE AUGUST 31, 1992      166,624                  11,632     148,023        6,969



ADDITIONS                     27,361                   1,144      25,108        1,109

RETIREMENTS OR SALES          (6,142)                    (45)     (5,958)        (139)

TRANSFERS                                                              2           (2)
                            --------     -------   ---------   ---------  ------------  ------------
BALANCE AUGUST 31, 1993      187,843                  12,731     167,175        7,937



ADDITIONS                     30,143                   1,102      27,817        1,224

RETIREMENTS OR SALES          (4,238)                     (9)     (4,091)        (138)

TRANSFERS
                            --------     -------   ---------   ---------  ------------  ------------
BALANCE AUGUST 31, 1994     $213,748                 $13,824    $190,901       $9,023
                            ========     =======   =========   =========  ============  ============

                                 SCHEDULE  VIII


                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED AUGUST 31, 1994, 1993 AND 1992

                                ( In thousands )


Allowance for collection
losses deducted from notes
and accounts receivable:

                               Charged to     Charged      Deductions
                  Balance,     profit and     to other       from         Balance
                 beginning       loss or      accounts      reserves        end
    Year          of year        income        ( A )         ( B )        of year
  --------       ----------    ----------    ----------    ----------    ----------
    1992           $2,100        $1,988           $69        $1,657        $2,500

    1993            2,500         1,998           192         1,473         3,217

    1994           $3,217        $1,258          $275        $1,222        $3,528


( A )  Recoveries of accounts written off.

( B )  Write-off of uncollectible accounts.

                                                                    SCHEDULE  IX

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS

                                ( In thousands )

                  YEARS ENDED AUGUST 31, 1994, 1993 AND 1992

                                            Maximum amount  Average amount      Weighted
                                Weighted      outstanding     outstanding   average interest
             Balance at         average       during the      during the      rate during
            end of period    interest rate      period          period         the period
            -------------    -------------  --------------  -------------   ----------------
1992             $51,898            4.81%        $65,631         $42,355          5.43%


1993             $41,003            3.00%        $73,844         $51,125          3.88%


1994             $91,912            4.44%       $105,976         $80,218          3.82%

                                                                      SCHEDULE X

                  COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           MAINTENANCE AND REPAIRS

                               ( In thousands )

                  YEARS ENDED AUGUST 31, 1994, 1993 AND 1992


                                          Charged
                                         to costs
                           Year        and expenses
                           ----        ------------
                           1994           $27,505

                           1993            23,204

                           1992            21,266

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COMMERCIAL METALS COMPANY

                                                /s/ Stanley A. Rabin
                                        --------------------------------------
                                        By:     Stanley A. Rabin
                                                President and
                                                Chief Executive Officer

                                                Date:    November 21, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Albert A. Eisenstat                 /s/ Charles B. Peterson
- - --------------------------------------  --------------------------------------
Albert A. Eisenstat, November 21,1994   Charles B. Peterson, November 21, 1994
Director                                Director

/s/ Moses Feldman                       /s/ Stanley A. Rabin
- - --------------------------------------  --------------------------------------
Moses Feldman, November 21, 1994        Stanley A. Rabin, November 21, 1994
Director                                President, Chief Executive Officer
                                        and Director

- - --------------------------------------  /s/ Marvin Selig
Laurence E. Hirsch, November ___, 1994  --------------------------------------
Director                                Marvin Selig, November 21, 1994
                                        President - Steel Group
/s/ A. Leo Howell                       and Director
- - --------------------------------------
A. Leo Howell, November 21, 1994        /s/ Lawrence A. Engels
Vice President and Director             --------------------------------------
                                        Lawrence A. Engels, November 21, 1994
/s/ Walter F. Kammann                   Vice President and
- - --------------------------------------  Chief Financial Officer
Walter F. Kammann, November 21, 1994
Director                                /s/ Jack T. Mulos
                                        --------------------------------------
/s/ Ralph E. Loewenberg                 Jack T. Mulos, November 21, 1994
- - --------------------------------------  Controller
Ralph E. Loewenberg, November 21, 1994
Director

                              INDEX TO EXHIBITS



                                                                                                   SEQUENTIALLY
EXHIBIT                                                                                              NUMBERED
NUMBER                      DESCRIPTION                                                                PAGE
- - -------                     -----------                                                            ------------

  (3)(i) Restated Certificate of Incorporation (Filed as Exhibit (3)(i)
               to the Company's Form 10-K for the fiscal year ended
               August 31, 1993 and incorporated herein by reference).

  (3)(ii) By-Laws (Filed as Exhibit (3)(ii) to the Company's
               Form 10-K for the fiscal year ended August 31, 1993 and incorporated hereby by reference).

  (11)   Calculation of primary and fully diluted earnings per share

  (21)   Subsidiaries of Registrant

  (23) Independent Auditors' consent to incorporation by reference into previously filed Registration Statements No. 2-56026 and No. 33-32066 on
  Form S-8 of report dated October 19, 1994 accompanying the consolidated financial statements of Commercial Metals Company and Subsidiaries for the year ended August 31, 1994

  (27)   Financial Data Schedule
