Form 10-Q
period 1994-11-30
COMMERCIAL METALS CO
filed 1995-01-13
CIK 22444

                                   FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549
                       ----------------------------------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  -------------------------------------------


For quarter ended November 30, 1994
Commission File Number  1-4304

                              COMMERCIAL METALS COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                         75-0725338
- -------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


                            7800 Stemmons Freeway
                   P. O. Box 1046    Dallas, Texas   75221
            ------------------------------------------------------
                  ( Address of principal executive offices )
                                 ( Zip Code )


                               (214)  689-4300
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

As of November 30, 1994 there were 15,172,706 shares of the Company's Common Stock issued and outstanding excluding 959,877 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                     INDEX


                                                               Page No.
                                                              ---------
PART I  -  Financial Statements:

    Consolidated Balance Sheets -
       November 30, 1994 and August 31, 1994                     2 - 3


    Consolidated Statements of Earnings -
       Three Months ended November 30, 1994                          4
         and November 30, 1993


    Consolidated Statements of Cash Flows -
       Three months ended November 30, 1994
         and November 30, 1993                                       5


    Consolidated Statement of Stockholders'
       Equity -  November 30, 1994                                   6


    Notes to Consolidated Financial Statements                       7


    Management's Discussion and Analysis of
       Consolidated Financial Statements                        8 - 12


PART II - Other Information and Signatures                     13 - 14

    Index to Exhibits                                               15

    Exhibit 11 (a) - Calculation of Primary and
       Fully Diluted Earnings per Share

    Exhibit 27 - Financial Data Schedule

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                       ( In thousands except share data )


                                                      Nov. 30,    August 31,
                                                        1994         1994
                                                     ----------   ---------
CURRENT ASSETS:

  Cash and temporary investments                       $22,385      $38,269
  Accounts receivable (less allowance for
     collection losses of $3,937 and $3,528)           239,239      228,035
  Financial services loans and advances                    500       19,560
  Inventories                                          138,635      133,748
  Net working capital - SMI Owen Steel                  20,065
  Other                                                 31,980       26,473
                                                     ---------    ---------
              TOTAL CURRENT ASSETS                     452,804      446,085


OTHER ASSETS                                             2,229        1,984


PROPERTY, PLANT, AND EQUIPMENT, at cost:

  Land                                                  10,747       10,747
  Buildings                                             32,367       32,367
  Equipment                                            361,521      304,977
  Leasehold improvements                                15,730       15,585
  Construction in process                                9,124        6,880
                                                     ---------    ---------
                                                       429,489      370,556
  Less accumulated depreciation
       and amortization                               (220,620)    (213,748)
                                                     ---------    ---------
                                                       208,869      156,808


                                                     ---------    ---------
                                                      $663,902     $604,877
                                                     =========    =========





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                       ( In thousands except share data )


                                                      Nov. 30,    August 31,
                                                        1994         1994
                                                     ----------   ---------
CURRENT LIABILITIES:
  Commercial paper                                     $10,000      $20,000
  Notes payable                                         40,000       21,000
  Financial services notes payable                      25,659       50,912
  Accounts payable                                      83,584       84,644
  Other payables and accrued expenses                   74,850       85,220
  Income taxes payable                                   3,498        4,338
  Current maturities of long-term debt                   4,855        4,852
                                                     ---------    ---------
              TOTAL CURRENT LIABILITIES                242,446      270,966

DEFERRED INCOME TAXES                                   19,077       19,077

LONG-TERM DEBT                                         129,877       72,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
       Preferred stock                                    --           --

       Common stock, par value $5.00 a share;
         authorized 20,000,000 shares; issued
         16,132,583 shares, outstanding 15,172,706
         and 14,275,007 shares                          80,663       80,663


  Additional paid-in capital                            11,016        1,019

  Retained earnings                                    197,654      192,997
                                                     ---------    ---------
                                                       289,333      274,679
  Less treasury stock,
         959,877 and  1,857,576 at cost                (16,831)     (31,906)
                                                     ---------    ---------
                                                       272,502      242,773

                                                     ---------    ---------
                                                      $663,902     $604,877
                                                     =========    =========


                See notes to consolidated financial statements.
                                    Page  3

                  COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS


                     (  In thousands except share data  )



                                           Three Months ended
                                              November 30,
                                         ----------------------
                                            1994         1993
REVENUES:
   Net sales                              $411,434     $380,016
   Other, primarily interest income          2,304        1,744
                                         ---------    ---------
                                           413,738      381,760

COSTS AND EXPENSES:
   Cost of goods sold                      365,683      343,410
   Selling, general and
      administrative expenses               27,324       25,409
   Interest expense                          3,029        1,835
   Employees' pension and
      profit sharing plans                   2,354        1,875
   Litigation accrual                        6,650
                                         ---------    ---------
                                           405,040      372,529


EARNINGS BEFORE INCOME TAXES                 8,698        9,231

INCOME TAXES                                 2,326        3,508
                                         ---------    ---------
NET EARNINGS                                $6,372       $5,723
                                         =========    =========


Net earnings per share                       $0.44        $0.38

Cash dividends per share                     $0.12        $0.10

Average shares outstanding              14,537,716   15,254,412





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (In thousands)                Three months ended
                                                           November 30,
                                                    ------------------------
                                                        1994         1993
- ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                          $6,372       $5,723
  Adjustments to earnings not requiring cash:
      Depreciation and amortization                      8,202        7,186
      Provision for losses on receivables                  331          372
      Other                                               (188)         (31)
                                                      --------     --------
  Cash flows from operations before changes in
    operating assets and liabilities                    14,717       13,250

  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable       (11,535)      (8,478)
      Decrease (increase) in financial
         services loans and advances                    19,060       (8,770)
      Decrease (increase) in inventories                (4,887)      24,005
      Decrease (increase) in other assets                  987        1,500
      Increase (decrease) in accounts payable,
         accrued expenses and income taxes             (12,271)     (36,362)
                                                      --------     --------
  Net Cash Flows from (Used by) Operating Activities     6,071      (14,855)

- ----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquistion of Owen Steel:
        Net working capital                            (26,804)
        Property, plant and equipment                  (55,245)
     Temporary investments                              13,168        9,888
     Purchase of property, plant and equipment          (5,018)     (14,092)
     Sales of property, plant and equipment                188           31
                                                      --------     --------
  Net Cash Used by Investing Activities                (73,711)      (4,173)

- ----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Commercial paper - net change                     (10,000)
     Notes payable - net change                         19,000
     Financial services notes payable                  (25,253)      18,551
     New long-term debt:                                     0
        Acquisition of Owen Steel                       25,055
        Refinance Owen Steel long-term debt             31,938
        Other                                            3,007
     Treasury stock used to acquire Owen Steel          25,055
     Payments on long-term debt                         (2,181)      (2,175)
     Stock issued under option/bonus plans              (1,315)         384
     Tax benefits related to stock option plans          1,332
     Dividends paid                                     (1,714)      (1,440)
                                                      --------     --------
  Net Cash Provided by Financing Activities             64,924       15,320

- ----------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents        (2,716)      (3,708)

Cash and Cash Equivalents at Beginning of Year          19,095       18,780
                                                      --------     --------
Cash and Cash Equivalents at End of Period             $16,379      $15,072
                                                      ========     ========

                See notes to consolidated financial statements.
                                     Page 5

                  COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      ( In thousands except share data )


                                             Common Stock                                  Treasury Stock
                                        ----------------------      Add'l                ------------------
                                         Number of                 Paid-In   Retained    Number of
                                          Shares        Amount     Capital   Earnings     Shares       Amount
                                        -----------   ---------   --------  ----------   ---------    --------
Balance September 1, 1994               16,132,583     $80,663      $1,019    $192,996  (1,857,576)   ($31,906)

   Net earnings for three months
     ended November 30, 1994                                                     6,372


   Cash dividends - $.12 a share                                                (1,714)


   Treasury stock issued in connection
     with acquisition of Owen Steel                                  8,710                 932,301      16,345


   Stock issued under stock option,
     purchase and bonus plans                                        1,287                 (34,602)     (1,270)


                                        ----------     -------     -------    --------   ---------     -------
Balance, November 30, 1994              16,132,583     $80,663     $11,016    $197,654    (959,877)   ($16,831)
                                        ==========     =======     =======    ========   =========     =======






                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A  -  LONG-TERM DEBT (in thousands):

                                    Amount      Current    Long-Term
                                  Outstanding  Maturities     Debt
                                 -----------   ----------  ---------

 8.49%  notes due 2001               $50,000      $          $50,000
 8.75%  note  due 1999                21,428       4,286      17,142
 8.15%  note  due 1996                 2,917         417       2,500
 Notes due 1997                       60,000                  60,000
 Other                                   387         152         235
                                    --------    --------    --------
                                    $134,732      $4,855    $129,877
                                    ========    ========    ========

     New long-term debt in the form of $60 million notes due 1997 was used principally to finance the acquisition of Owen Steel Company.


NOTE B  -  TAXES ON INCOME:

     Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.


NOTE C  -  QUARTERLY FINANCIAL DATA:

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals except for the item discussed in Note D ) necessary to present fairly the financial position as of November 30, 1994, the results of operations for the three months then ended and cash flows for the same periods. The results of operations for the three month periods are not necessarily indicative of the results to be expected for a full year.


Note D  -  LITIGATION

     On November 22, 1994, the United States District Court for the Southern District of Texas granted the federal government's motion for summary judgment and entered a Final Order in the principal amount of $1.3 million against CMC Oil Company, a subsidiary of the Company. The allegation involves overcharges for crude oil sales during the late 1970's. With interest, the total judgment is approximately $6.7 million and has been accrued in the financial statements.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                      CONSOLIDATED FINANCIAL STATEMENTS




CONSOLIDATED RESULTS OF OPERATIONS

                                   (in millions)

                              1ST QTR           1st Qtr
                              FY 1995           FY 1994
                              -------           -------
       Revenues               $   414           $   382

       Net earnings               6.4               5.7

       Cash flow                 14.7              13.3

       LIFO reserve              21.4              12.7





SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

     - A record first quarter operating profit, an increase of 65% over the same period last year.

     - Steel Group posts record first quarter shipments and profits.

     - Cash flow from operations was $14.7 million compared to $13.3 million last year.

     - The Company added $60 million in new long-term debt.

     - Acquisition of Owen Steel Company completed.

     - U.S. District Court enters final order denying CMC Oil
       Company's motion for summary judgement.

     - Income tax provision reduced by resolution of tax issues.

CONSOLIDATED DATA

     The LIFO method of inventory valuation reduced net earnings for the quarter $73 thousand (1 cent per share) compared to a decrease in net earnings of $647 thousand (4 cents per share) last year.

     On November 15, 1994 Commercial Metals Company completed its previously announced acquisition of Owen Steel Company, Columbia, S.C. and its affiliated companies. The acquisition will increase CMC's annual steel production capacity to about 1.7 million tons and steel fabrication capacity to more than 500,000 tons. The purchase price was $50 million, paid in the form of $25 million in cash and 932,301 shares of CMC common stock issued from treasury shares. CMC also provided funds for the retirement of $32 million of Owen debt at the closing.

     Approximately $9 million of the acquisition price is presently maintained in a third party escrow account, subject to resolution of the net worth of Owen Steel at the purchase date and certain contingencies. The escrow account has a maximum life of two years past the purchase date.

     On November 22, 1994, the United States District Court entered a Final Order denying CMC Oil Company's motion for summary judgement and affirming the previously reported November, 1993 Remedial Order issued by the Federal Energy Regulatory Commission alleging that CMC Oil Company overcharged for crude oil sales during the period December 1977 to January 1979. Judgment was entered in favor of the government in the principal sum of $1.3 million plus interest estimated to be approximately $5.4 million. CMC Oil Company is evaluating its options, including appeal.

     Due to the District Court Ruling, a nonrecurring charge for the litigation reduced net earnings for the quarter by $4.1 million. This was partially offset by a credit to income tax expense of $1.0 million resulting from the favorable resolution of tax issues with the Internal Revenue Service for years audited.

SEGMENT OPERATING DATA

     Revenues and operating profit by business segment are shown in the following table:

                            Three months ended November 30,
                            -------------------------------
                                 1994            1993
                               --------        --------
REVENUES:

     Manufacturing             $ 161,738      $ 136,741
     Recycling                   100,821         68,945
     Marketing and Trading       161,986        183,207
     Financial Services              477            712
     Corporate and
          Eliminations           (11,284)        (7,845)
                               ---------      ---------
                               $ 413,738      $ 381,760
                               =========      =========

OPERATING PROFIT:

     Manufacturing             $  13,822      $   9,382
     Recycling                     2,269            414
     Marketing and Trading         3,025          3,286
     Financial Services              353            399
     Corporate and
     Eliminations                 (8,190)        (2,819)
                               ---------      ---------
                               $  11,279      $  10,662
                               =========      =========


MANUFACTURING -

     Manufacturing segment revenues for the quarter were up 18% over last year as steel markets continued strong and prices improved. Operating profits were 47% higher than a year ago.

     CMC Steel Group sales for the quarter were 16% above last year on an 8%
increase in shipping tonnage.   Operating profit increased 50% over last year's
first quarter.

     Steel mill shipments for the quarter were higher than a year ago and operating profits were over 30% higher. Average selling prices for the mills increased 8% over last year.

     Steel Fabrication division results for the quarter were double last year's quarter. Sales were up 8% and average selling prices increased 10% over last year. Tonnage shipped increased 7%.

     Copper Tube results were slightly lower than last year. Average selling prices were up 20% and shipments were 10% higher, however, margins were squeezed by the surge in scrap copper prices during the quarter.

RECYCLING -

   Revenues were 46% higher than a year ago due to higher volume and prices principally in the nonferrous group. Ferrous volume was 11% higher and average prices were up 5%. Copper and aluminum volume was up 32% over a year ago and average prices were 51% higher. Our markets continued to be strong. Scrap availability was good while demand was considerably better than last year.

MARKETING AND TRADING -

   Revenues for the quarter were 12% lower and operating profit was 8% lower due primarily to a decline in our global steel shipments. Steel volume was 26% lower than a year ago. Steel Sales to the Far East were lower mainly on account of continued weakness in the Chinese market and pricing pressures from high levels of shipments by the C.I.S.

FINANCIAL SERVICES -

   Net interest income for the quarter was slightly higher than a year ago while operating profit was slightly lower.


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

OUTLOOK

The outlook near term is favorable and our order flow continues at a healthy level. The only major end market which has slowed thus far in the U.S.A. is single family residential housing, but apartment construction is sharply higher and demand for building materials still is strong. The manufacturing sector, especially capital goods, remains robust. Highway spending has picked up in recent months. Private nonresidential construction is steady and activity in the Southwest has risen. The turnaround in Japan appears to be taking hold and the European economies are improving. Most of the balance of the Pacific Rim is being affected by the near term problems in China, but Australia is strong. Overall, consumption of steel and nonferrous metals should remain strong and our product prices firm.


LIQUIDITY

   Net working capital was $210 million at November 30, 1994 compared to $175 million at August 31, 1994. The current ratio was 1.9 at November 30, 1994 and
1.6 at August 31, 1994.

   Cash flow from operations before changes in operating assets and liabilities for the quarter was $14.7 million compared to $13.3 million last year. Depreciation expense was $8 million compared to $7 million a year ago. The Company's effective tax rate for the quarter was 27% this year compared to 38% last year. This quarter's lower rate was due to a credit to income tax expense of $1 million due to the favorable resolution of tax issues with the Internal Revenue Service for the years audited.

   Capital expenditures for the first quarter were $5 million, excluding the Owen Steel acquisition. Capital spending for fiscal 1995 excluding Owen Steel is projected at about $38 million.

   Long-term debt as a percent of total capitalization was 31% at November 30, 1994 compared to 22% at August 31, 1994. During the quarter long-term debt increased $60 million to $130 million as a result of new long-term agreements that were concluded with the Company's banking group. The proceeds were used to finance the acquisition of Owen Steel Company, Inc. and for other corporate purposes.

   Stockholders' equity at November 30, 1994 was $273 million or $17.96 per share. At November 30, 1994 there were 15,172,706 shares issued and outstanding net of 959,877 shares held in the Company's treasury.

PART II          OTHER INFORMATION


         ITEM 1.          LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1994 filed November 28, 1994, with the Securities and Exchange Commission and to the information incorporated by reference from Item
5. Other Events in the Company's Report on Form 8- K filed November 30, 1994, with the Securities and Exchange Commission.



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

                 A.       Exhibits required by Item 601 of Regulation S-K.

                          Exhibit No.

                                  11.      Computation of Per Share Earnings

                                           (a)  Calculation of Primary and
                                                Fully Diluted Earnings Per Share

                                  27.      Financial Data Schedule


                 B. The Company filed a Report on Form 8-K November 30, 1994, dated November 15, 1994, reporting under Item
                          2. the acquisition of Owen Steel Company, Inc. and affiliates and under Item 5. the United States District Court's action granting the government's Motion for Summary Judgment against the Company's subsidiary, CMC Oil Company and the Court's entry of judgment against CMC Oil Company in the sum of $1,330,399 plus interest estimated to be approximately $5,400,000.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMERCIAL METALS COMPANY



January 13, 1995                   /s/  Lawrence A. Engels
                                        Lawrence A. Engels
                                        Vice President, Treasurer
                                        & Chief Financial Officer



January 13, 1995                   /s/  Jack T. Mulos
                                        Jack T. Mulos
                                        Controller

                       INDEX TO EXHIBITS


      Exhibit No.                         Description
      -----------                         -----------


         11.                Computation of Per Share Earnings

                            (a) Calculation of Primary and
                                Fully Diluted Earnings Per Share


         27.                Financial Data Schedule