Form 10-Q
period 1995-02-28
COMMERCIAL METALS CO
filed 1995-04-12
CIK 22444

                                   FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549

                             --------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                             --------------------

For quarter ended February 28, 1995
Commission File Number  1-4304

                              COMMERCIAL METALS COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                     75-0725338
- --------------------------------                   ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)


                            7800 Stemmons Freeway
                   P. O. Box 1046    Dallas, Texas   75221
         ------------------------------------------------------------
                  ( Address of principal executive offices )
                                 ( Zip Code )


                               (214)  689-4300
         ------------------------------------------------------------
            ( Registrant's telephone number, including area code )



         ------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report

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

As of February 28, 1995 there were 15,291,090 shares of the Company's Common Stock issued and outstanding excluding 841,493 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                     INDEX
                                     -----


                                                               Page No.
                                                              ---------
PART I  -  Financial Statements:

    Consolidated Balance Sheets -
       February 28, 1995 and August 31, 1994                     2 - 3


    Consolidated Statements of Earnings -
       Three Months and Six Months ended                             4
         February 28, 1995 and February 28, 1994


    Consolidated Statements of Cash Flows -
       Six Months ended February 28, 1995 and
         February 28, 1994                                           5


    Consolidated Statement of Stockholders'
       Equity -  February 28, 1995                                   6


    Notes to Consolidated Financial Statements                       7


    Management's Discussion and Analysis of the
       Consolidated Financial Statements                        8 - 13


PART II - Other Information and Signatures                     14 - 16

    Exhibit 11 (a) - Calculation of Primary and
       Fully Diluted Earnings per Share                             17

    Exhibit 27 - Financial Data Schedule                            18

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                       ( In thousands except share data )


                                                       Feb. 28,   August 31,
                                                         1995        1994
                                                     ----------   ---------
CURRENT ASSETS:

  Cash and temporary investments                       $13,853      $38,269
  Accounts receivable (less allowance for
     collection losses of $5,288 and $3,528)           297,328      228,035
  Financial services loans and advances                  9,060       19,560
  Inventories                                          191,334      133,748
  Other                                                 38,357       26,473
                                                     ---------    ---------
              TOTAL CURRENT ASSETS                     549,932      446,085


OTHER ASSETS                                             3,616        1,984


PROPERTY, PLANT, AND EQUIPMENT, at cost:

  Land                                                  17,093       10,747
  Buildings                                             41,707       32,367
  Equipment                                            345,083      304,977
  Leasehold improvements                                15,788       15,585
  Construction in process                                7,654        6,880
                                                     ---------    ---------
                                                       427,325      370,556
  Less accumulated depreciation
       and amortization                               (230,859)    (213,748)
                                                     ---------    ---------
                                                       196,466      156,808


                                                     ---------    ---------
                                                      $750,014     $604,877
                                                     =========    =========





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                       ( In thousands except share data )


                                                       Feb. 28,   August 31,
                                                         1995        1994
                                                     ----------   ---------
CURRENT LIABILITIES:
  Commercial paper                                     $10,000      $20,000
  Notes payable                                         45,000       21,000
  Financial services notes payable                      32,276       50,912
  Accounts payable                                     114,133       84,644
  Other payables and accrued expenses                  107,213       85,220
  Income taxes payable                                   3,782        4,338
  Current maturities of long-term debt                  14,312        4,852
                                                     ---------    ---------
              TOTAL CURRENT LIABILITIES                326,716      270,966

DEFERRED INCOME TAXES                                   19,077       19,077

LONG-TERM DEBT                                         120,249       72,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
       Preferred stock                                    --           --

       Common stock, par value $5.00 a share;
         authorized 40,000,000 shares; issued
         16,132,583 shares, outstanding
         15,291,090 and 14,275,007 shares               80,663       80,663


  Additional paid-in capital                            11,963        1,019

  Retained earnings                                    206,110      192,997
                                                     ---------    ---------
                                                       298,736      274,679
  Less treasury stock,
  841,493 and 1,857,576 shares at cost                 (14,764)     (31,906)
                                                     ---------    ---------
                                                       283,972      242,773

                                                     ---------    ---------
                                                      $750,014     $604,877
                                                     =========    =========

                See notes to consolidated financial statements.

                  COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                  ------------------------------------------

                     CONSOLIDATED STATEMENTS OF EARNINGS
                     -----------------------------------

                     (  In thousands except share data  )



                             Three Months ended         Six Months ended
                                February  28,             February  28,
                           -----------------------    ----------------------
                               1995         1994         1995         1994
                             -------      -------      -------      -------
REVENUES:

  Net sales                  $530,907     $389,913     $942,341     $769,929
  Other revenue                 2,060        2,311        4,364        4,055
                            ---------    ---------    ---------    ---------
                              532,967      392,224      946,705      773,984

COSTS AND EXPENSES:

  Cost of goods sold          472,703      357,083      838,386      700,493
  Selling, general and
   administrative expenses     37,280       24,632       64,604       50,041
  Interest expense              4,168        1,976        7,197        3,811
  Employees' pension and
   profit sharing plans         2,698        1,836        5,052        3,711
  Litigation accrual                                      6,650
                            ---------    ---------    ---------    ---------
                              516,849      385,527      921,889      758,056


EARNINGS BEFORE INCOME TAX     16,118        6,697       24,816       15,928

INCOME TAXES                    5,841        2,425        8,167        5,933
                            ---------    ---------    ---------    ---------
NET EARNINGS                  $10,277       $4,272      $16,649       $9,995
                            =========    =========    =========    =========


Net earnings per share          $0.67        $0.28        $1.11        $0.66

Cash dividends per share        $0.12        $0.12        $0.24        $0.22

Average shares outstanding 15,451,182   15,129,537   14,994,449   15,191,975





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)

                                                         Six months ended
                                                           February 28,
                                                    ------------------------
                                                        1995         1994
- ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                         $16,649       $9,995
  Adjustments to earnings not requiring cash:
      Depreciation and amortization                     19,045       14,491
      Provision for losses on receivables                1,149          756
      Other                                               (220)        (117)
                                                      --------     --------
  Cash flows from operations before changes in
    operating assets and liabilities                    36,623       25,125

  Changes in operating assets and liabilities
    net of effect of Owen acquisition:
      Decrease (increase) in accounts receivable       (21,178)     (38,226)
      Decrease (increase) in financial
         services loans and advances                    10,500       (4,920)
      Decrease (increase) in inventories               (22,222)      12,172
      Decrease (increase) in other assets               (9,640)      (1,203)
      Increase (decrease) in accounts payable,
         accrued expenses and income taxes              (2,982)     (28,677)
                                                      --------     --------
  Net Cash Flows used by Operating Activities           (8,899)     (35,729)
- ----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Owen Steel, net of cash acquired      (24,485)
  Temporary investments                                 19,174        9,828
  Purchase of property, plant and equipment            (11,759)     (24,319)
  Sales of property, plant and equipment                   220          117
                                                      --------     --------
  Net Cash Used by Investing Activities                (16,850)     (14,374)
- ----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Commercial paper - net change                        (10,000)      22,000
  Notes payable - net change                            24,000
  Financial services notes payable                     (18,636)      24,475
  New long-term debt used for acquisition               60,000
  Refinance long-term debt of acquisition              (32,000)
  Payments on long-term debt                            (2,352)      (2,413)
  Stock issued under option/bonus plans                  1,580        2,737
  Tax benefits related to stock option plans             1,451
  Dividends paid                                        (3,536)      (3,214)
                                                      --------     --------
  Net Cash Provided by Financing Activities             20,507       43,585
- ----------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                   (5,242)      (6,518)

Cash and Cash Equivalents at Beginning of Year          19,095       18,780
                                                      --------     --------
Cash and Cash Equivalents at End of Period             $13,853      $12,262
                                                      ========     ========

                See notes to consolidated financial statements.

                  COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                  ------------------------------------------

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------

                      ( In thousands except share data )


                                             Common Stock                                  Treasury Stock
                                        ----------------------      Add'l                ------------------
                                         Number of                 Paid-In   Retained    Number of
                                          Shares        Amount     Capital   Earnings     Shares       Amount
                                        -----------   ---------   --------  ----------   ---------    --------
Balance September 1, 1994               16,132,583     $80,663      $1,019    $192,997  (1,857,576)   ($31,906)

   Net earnings for six months
     ended February 28, 1995                                                    16,649


   Cash dividends - $.24 a share                                                (3,536)


   Treasury stock issued in connection
     with acquisition of Owen Steel                                  8,710                 932,301      16,345


   Stock issued under stock option,
     purchase and bonus plans                                        2,234                  83,782         797


                                        ----------     -------     -------    --------   ---------     -------
Balance, February 28, 1995              16,132,583     $80,663     $11,963    $206,110    (841,493)   ($14,764)
                                        ==========     =======     =======    ========   =========     =======





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                                    Amount      Current    Long-Term
                                  Outstanding  Maturities     Debt
                                 -----------   ----------  ---------
 8.49%  notes due 2001               $50,000      $7,143     $42,857
 8.75%  note  due 1999                21,428       4,286      17,142
 8.15%  note  due 1996                 2,708       2,708           0
 Notes due 1997                       60,000                  60,000
 Other                                   425         175         250
                                    --------    --------    --------
                                    $134,561     $14,312    $120,249
                                    ========    ========    ========

     New long-term debt in the form of $60 million notes due 1997 was used principally to finance the acquisition of Owen Steel Company. In addition, $25 million of treasury stock (a non-cash item) was used in the acquistion.

NOTE B  -  TAXES ON INCOME:

     Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C  -  QUARTERLY FINANCIAL DATA:

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals except for the item discussed in Note D ) necessary to present fairly the financial position as of February 28, 1995, the results of operations for the six months then ended and cash flows for the same periods. The results of operations for the six month periods are not necessarily indicative of the results to be expected for a full year.


Note D  -  LITIGATION

     On November 22, 1994, the United States District Court for the Southern District of Texas granted the federal government's motion for summary judgment and entered a Final Order in the principal amount of $1.3 million against CMC Oil Company, a subsidiary of the Company. The allegation involves overcharges for crude oil sales during the late 1970's. With interest, the total judgment is approximately $6.7 million and this has been accrued in the financial statements. CMC Oil Company has appealed the judgment.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS



CONSOLIDATED RESULTS OF OPERATIONS

                                      (in millions)

                                 2ND QTR         2nd Qtr
                                 FY 1995         FY 1994
                                ---------       ---------
     Revenues                     $ 533          $ 392
     Net earnings                  10.3            4.3
     Cash flow                     21.9           11.9
     LIFO reserve                  23.5           14.2


                                SIX MONTHS      Six Months
                                 FY 1995         FY 1994
                                ----------      ----------
     Revenues                     $ 947          $ 774
     Net earnings                  16.6           10.0
     Cash flow                     36.6           25.1


SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

     - Best second quarter net earnings in CMC's history and the second best quarter ever.

     - Steel Group achieved record steel mill tons melted, rolled, and shipped.

     - Recycling operating profits increased over 400% on strong demand and higher prices.

     - SMI-Owen Steel companies completed first quarter under CMC management.

     - CMC Oil Company appealed judgment.

The LIFO method of inventory valuation reduced net earnings for the quarter $1.3 million (9 cents per share) compared to a decrease of $915 thousand (6 cents per share) last year. For the six months net earnings were $1.4 million lower (9 cents per share) compared to a decrease of $1.6 million (10 cents per share) last year.

SEGMENT OPERATING DATA

     Revenues and operating profit by business segment are shown in the following table:

                      Three months ended      Six months ended
                         February 28             February 28
                      ------------------     ------------------
                        1995      1994         1995      1994
                      --------  --------     --------  --------
REVENUES:
     Manufacturing    $243,396  $131,608     $405,134  $268,349
     Recycling         133,785    73,884      234,606   142,829
     Marketing and
       Trading         167,904   194,175      329,890   377,382
     Financial
       Services            347       833          824     1,545
     Corporate and
       Eliminations    (12,465)   (8,276)     (23,749)  (16,121)
                      --------  --------     --------  --------
                      $532,967  $392,224     $946,705  $773,984


OPERATING PROFIT:
     Manufacturing    $ 11,247  $  6,331     $ 25,069  $ 15,713
     Recycling           6,351     1,228        8,620     1,642
     Marketing and
       Trading           3,060     2,954        6,085     6,240
     Financial
       Services            297       486          650       885
     Corporate and
       Eliminations     (1,064)   (2,786)      (9,254)   (5,605)
                      --------  --------     --------  --------
                      $ 19,891  $  8,213     $ 31,170  $ 18,875



MANUFACTURING -

Boosted by a good construction market including firm highway construction, the Manufacturing segment (excluding sales of newly acquired SMI-Owen Steel) recorded a 32% increase in revenues and a 78% increase in operating profit over the same quarter last year. Operating profit was 19% lower than the first quarter due to increased LIFO charges and divisional transition costs for SMI-Owen Steel.

The CMC Steel Group (excluding the SMI-Owen Steel companies) sales for the quarter were up 26% over the comparable period last year. The three mills produced record shipments of 309,000 tons, a 16% increase over last year. The steel fabrication companies shipments of 91,000 tons were 20% higher than last year. Coupled with an increase of 7% in average selling prices, operating profit for the group increased 93%. Shipments, revenues and operating profit year to date were well ahead of last year.

In addition, SMI Steel South Carolina shipped 62,000 tons this quarter; its related steel fabrication companies shipped 52,000 tons. The new SMI-Owen Steel companies operating results were close to breakeven.

Copper tube second quarter shipments were 19% higher and operating profit substantially improved over the same period last year. For the six months, both shipments and operating profits increased about 15%.

RECYCLING -

The Recycling segment had a resounding quarter with revenues up over 80% and operating profit increasing over 400% compared to last year. At mid-quarter many product prices were at their highest levels since the robust period of the late 1980's although there were some price declines in February. Export prices are reaching competitive levels with sales to the Pacific Rim particularly encouraging. Volume of ferrous scrap shipped increased 16% to 301,000 tons; nonferrous shipments were up 57% to 53,000 tons.


MARKETING AND TRADING -

Revenues for the quarter were 14% below last year, however operating profit was comparable. Demand for nonferrous semis, primary metals, secondary metals and industrial raw materials remained buoyant, offsetting lower steel sales volume mainly due to the continued weak Chinese market. During the quarter the Company began merging the operations of Enterprise Metal Corporation with its other two New York area marketing and trading companies. The impact on consolidated sales and operating profit will not be significant.

FINANCIAL SERVICES -

Revenues and operating profit were lower this quarter and for the six months due to moderately lower trade financing activity and lower temporary investments.

ENVIRONMENTAL ACTIVITIES

The Company is subject to federal, state and local pollution control laws and regulations in all locations where it has operating facilities. It anticipates that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.

In the ordinary course of conducting its business, the Company becomes involved in environmental litigation, administrative proceedings, and governmental investigations. Certain of these environmental matters or other proceedings may result in fines, penalties or judgments against the Company which may have a material impact on earnings for a particular quarter. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to losses in connection with such matters, it makes timely accruals as warranted. It is the opinion of the Company's management that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.

OTHER

The February 28, 1995 balance sheet reflects the initial detailed allocation of the acquisition cost of Owen Steel Company to the fair values of identifiable assets acquired and liabilities assumed under the purchase method of accounting. The allocation is based on a cost of $47.6 million for Owen's equity (as adjusted) and is subject to possible material change as more information becomes available with which to resolve outstanding contingencies. Approximately $9 million of the acquisition price is presently maintained in an escrow account, subject to final determination of the net worth of Owen at the closing date and certain other post-closing adjustments.

On January 20, 1995, CMC Oil Company filed Notice of Appeal of the November 22, 1994, District Court Order granting the Government's Motion for Summary Judgment.

Notice of Appeal was filed in the United States Court of Appeals for the Fifth Circuit and for the Federal Circuit with respect to issues over which each Court of Appeals has jurisdiction. CMC Oil Company has previously fully accrued for the judgment.


OUTLOOK

The near term outlook on balance is favorable and business remains at a healthy level although interest rate sensitive end markets in the U.S.A. are moderating. Conditions in the construction sector generally are good, with private nonresidential construction and apartment building stronger. Highway construction is firm. The manufacturing sector, especially capital goods, remains robust. Growth in the western European economies is better than previously anticipated. Japan continues to improve slowly. Most of the balance of the Pacific Rim except for China is showing higher demand. Exports from the CIS appear to have declined which is beneficial. On the negative side Mexico has suffered a severe economic reversal. Overall, global inventories have dropped, consumption of steel and nonferrous metals should remain strong and our product prices firm. We will continue to focus on improving the profitability of SMI-Owen Steel; long term we are confident it will increase significantly our earnings and cash flow.

LIQUIDITY

Net working capital was $223 million at February 28, 1995 compared to $175 million at August 31, 1994. The current ratio was 1.7 at February 28, 1995 compared to 1.6 at August 31, 1994.

Cash flow from operations before changes in operating assets and liabilities for the six months was $37 million compared to $25 million last year. Due to the SMI-Owen Steel acquisition and the new melt shop at our Birmingham mill, depreciation expense increased for the six months from $14.5 million to $19 million.

The Company's effective tax rate for the second quarter was 36%; for the six months it was 33% due to a credit to income tax expense for $1 million from the favorable resolution of tax issues with the Internal Revenue Service for years audited.

Capital expenditures for the six months ended February 28, 1995 were $12 million, excluding the SMI-Owen Steel acquisition. Capital spending for fiscal 1995 excluding this acquisition is projected at about $38 million.

Long-term debt as a percent of total capitalization was 22% at August 31, 1994, 31% at November 30, 1994, and 28% at February 28, 1995. The proceeds of $60 million of new long-term debt were used to finance the acquisition of SMI-Owen Steel and for other corporate purposes. Based on original maturity dates, approximately $10 million of long-term debt was reclassified as current maturities at February 28, 1995. Stockholders' equity at February 28, 1995 was $284 million or $18.57 per share. At February 28, 1995 there were 15,291,090 shares issued and outstanding net of 841,493 shares held in the Company's treasury.

PART II  OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1994 filed November 28, 1994, with the Securities and Exchange Commission and to the information incorporated by reference from Item
5. Other Events in the Company's Report on Form 8-K filed November 30, 1994, and Form 8-K filed January 27, 1995, with the Securities and Exchange Commission.


         ITEM 2. CHANGES IN SECURITIES

                 Not Applicable



         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 Not Applicable


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the registrant's annual meeting of stockholders held January 26, 1995, a total of 15,172,706 shares of common stock or approximately 91% percent of those outstanding and entitled to vote were present in person or by proxy. There was no solicitation in opposition to management's nominees and all such nominees were elected as set forth in the following tabulation:

Nominee                           Votes For                 Votes Withheld
- -------                           ---------                 --------------
Moses Feldman                     13,250,424                595,672
Ralph E. Loewenberg               13,265,426                580,670
Stanley A. Rabin                  13,251,498                594,598
Marvin Selig                      13,240,640                605,456


         The stockholders also approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 20,000,000 to 40,000,000 by the following vote:

For              Against          Abstentions and Broker Non-Votes
- ---              -------          --------------------------------
12,160,390       1,422,597                 263,109

         The stockholders also approved amendments to the Company's 1986 Stock Incentive Plan to increse by 750,000 the maximum number of shares that may be available for issuance pursuant to the Plan and to establish a maximum number of 50,000 shares which may be subject to grants of options to any individual during a single fiscal year of the Company:

For              Against          Abstentions and Broker Non-Votes
- ---              -------          --------------------------------
11,806,772       1,736,055                 303,269


         The stockholders approved the ratification of the appointment of Deloitte & Touche as auditors of the registrant for the fiscal year ending August 31, 1995, by the following vote:

For              Against          Abstentions and Broker Non-Votes
- ---              -------          --------------------------------
13,541,801       56,430                    247,865



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

                 A.       Exhibits required by Item 601 of Regulation S-K.

                          Exhibit No.

                              11.      Computation of Per Share Earnings

                                       (a)  Calculation of Primary and Fully
                                            Diluted Earnings Per Share

                 B. The Corporation filed a Form 8-K on January 27, 1995, to report under Item 2. Acquisition of Assets, the financial statements required in connection with the acquisition, by merger, of Owen Steel Company, Inc., and two affiliated corporations and to report, under
                          Item 5. Other Events, the filing of a Notice of Appeal by CMC Oil Company in connection with the Federal Energy Regulatory Commission litigation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   COMMERCIAL METALS COMPANY



April 12, 1995                                     Lawrence A. Engels
                                                   Vice President, Treasurer
                                                   & Chief Financial Officer




April 12, 1995                                     William B. Larson
                                                   Controller

                                EXHIBIT INDEX




Exhibit No.                Description
- -----------                -----------

   11(a)      -- Computation of Per Share Earnings

   27         -- Financial Data Schedule