Form 10-Q
period 1995-05-31
COMMERCIAL METALS CO
filed 1995-06-30
CIK 22444

                                   FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended May 31, 1995
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

As of May 31, 1995 there were 15,318,990 shares of the Company's common Stock issued and outstanding excluding 813,593 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                     INDEX


                                                               Page No.
                                                              ---------
PART I  -  Financial Statements:

    Consolidated Balance Sheets -
       May 31, 1995 and August 31, 1994                          2 - 3


    Consolidated Statements of Earnings -
       Three Months and Nine Months ended                            4
         May 31, 1995 and May 31, 1994


    Consolidated Statements of Cash Flows -
       Nine Months ended May 31, 1995
         and May 31, 1994                                            5


    Consolidated Statement of Stockholders'
       Equity -  May 31, 1995                                        6


    Notes to Consolidated Financial Statements                       7


    Management's Discussion and Analysis of the
       Consolidated Financial Statements                        8 - 13


PART II - Other Information and Signatures                      14- 16

    Exhibit 11 (a) - Calculation of Primary and
       Fully Diluted Earnings per Share                             17

    Exhibit 27 - FDS                                                20

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                        (In thousands except share data)


                                                       May 31,    August 31,
                                                         1995        1994
                                                     ----------   ---------
CURRENT ASSETS:

  Cash and temporary investments                       $11,650      $38,269
  Accounts receivable (less allowance for
     collection losses of $5,538 and $3,528)           275,407      228,035
  Financial services loans and advances                 14,055       19,560
  Inventories                                          209,805      133,748
  Other                                                 31,420       26,473
                                                     ---------    ---------
              TOTAL CURRENT ASSETS                     542,337      446,085


OTHER ASSETS                                             3,557        1,984


PROPERTY, PLANT, AND EQUIPMENT, at cost:

  Land                                                  15,852       10,747
  Buildings                                             37,974       32,367
  Equipment                                            355,379      304,977
  Leasehold improvements                                16,073       15,585
  Construction in process                               11,690        6,880
                                                     ---------    ---------
                                                       436,968      370,556
  Less accumulated depreciation
       and amortization                               (238,744)    (213,748)
                                                     ---------    ---------
                                                       198,224      156,808


                                                     ---------    ---------
                                                      $744,118     $604,877
                                                     =========    =========

               See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands except share data)


                                                       May 31,    August 31,
                                                         1995        1994
                                                     ----------   ---------
CURRENT LIABILITIES:
  Commercial paper                                     $10,000      $20,000
  Notes payable                                         29,000       21,000
  Financial services notes payable                      20,460       50,912
  Accounts payable                                     114,469       84,644
  Other payables and accrued expenses                  123,057       85,220
  Income taxes payable                                   1,703        4,338
  Current maturities of long-term debt                  14,303        4,852
                                                     ---------    ---------
              TOTAL CURRENT LIABILITIES                312,992      270,966

DEFERRED INCOME TAXES                                   19,077       19,077

LONG-TERM DEBT                                         118,069       72,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
       Preferred stock                                    --           --

       Common stock, par value $5.00 a share;
         authorized 40,000,000 shares; issued
         16,132,583 shares, outstanding
         15,318,990 and 14,275,007 shares               80,663       80,663


  Additional paid-in capital                            11,961        1,019

  Retained earnings                                    215,645      192,997
                                                     ---------    ---------
                                                       308,269      274,679
  Less treasury stock,
  813,593 and 1,857,576 shares at cost                 (14,289)     (31,906)
                                                     ---------    ---------
                                                       293,980      242,773

                                                     ---------    ---------
                                                      $744,118     $604,877
                                                     =========    =========

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS


                        (In thousands except share data)



                                   Three Months ended        Nine Months ended
                                        May  31,                  May  31,
                                -----------------------    ----------------------
                                    1995         1994         1995         1994
                                  -------      -------      -------      -------
     REVENUES:

       Net sales                  $572,520     $440,649   $1,514,861   $1,210,578
       Other revenue                 1,632        2,170        5,996        6,225
                                 ---------    ---------    ---------    ---------
                                   574,152      442,819    1,520,857    1,216,803

     COSTS AND EXPENSES:

       Cost of goods sold          512,150      399,733    1,350,536    1,100,226
       Selling, general and
        administrative expenses     36,685       27,115      101,289       77,156
       Interest expense              4,197        2,713       11,394        6,524
       Employees' pension and
        profit sharing plans         3,024        2,011        8,076        5,722
       Litigation accrual                                      6,650
                                 ---------    ---------    ---------    ---------
                                   556,056      431,572    1,477,945    1,189,628


     EARNINGS BEFORE INCOME TAX     18,096       11,247       42,912       27,175

     INCOME TAXES                    6,725        4,102       14,892       10,035
                                 ---------    ---------    ---------    ---------
     NET EARNINGS                  $11,371       $7,145      $28,020      $17,140
                                 =========    =========    =========    =========


     Net earnings per share          $0.73        $0.48        $1.85        $1.13

     Cash dividends per share        $0.12        $0.12        $0.36        $0.34

     Average shares outstanding 15,533,894   15,026,215   15,174,264   15,136,721





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                        Nine months ended
                                                              May 31,
                                                    ------------------------
                                                        1995         1994
- ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                         $28,020      $17,140
  Adjustments to earnings not requiring cash:
      Depreciation and amortization                     27,940       22,374
      Provision for losses on receivables                1,509        1,211
      Other                                               (321)        (129)
                                                      --------     --------
  Cash flows from operations before changes in
    operating assets and liabilities                    57,148       40,596

  Changes in operating assets and liabilities
    net of effect of Owen acquisition:
      Decrease (increase) in accounts receivable           383      (60,085)
      Decrease (increase) in financial
         services loans and advances                     5,505        7,497
      Decrease (increase) in inventories               (40,693)       5,117
      Decrease (increase) in other assets               (2,644)        (520)
      Increase (decrease) in accounts payable,
         accrued expenses and income taxes              11,119      (10,881)
                                                      --------     --------
  Net Cash Flows Provided (Used by)
         Operating Activities                           30,818      (18,276)
- ----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Owen Steel, net of cash acquired      (24,485)
  Temporary investments                                 19,174        9,690
  Purchase of property, plant and equipment            (22,412)     (37,212)
  Sales of property, plant and equipment                   321          129
                                                      --------     --------
  Net Cash Used by Investing Activities                (27,402)     (27,393)
- ----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Commercial paper - net change                        (10,000)      25,000
  Notes payable - net change                             8,000       21,000
  Financial services notes payable                     (30,452)      17,864
  New long-term debt used for acquisition               60,000
  Refinance long-term debt of acquisition              (32,000)
  Payments on long-term debt                            (4,541)      (4,539)
  Stock issued under option/bonus plans                  1,911        2,972
  Treasury stock acquired                                           (17,120)
  Tax benefits related to stock option plans             1,593
  Dividends paid                                        (5,372)      (4,994)
                                                      --------     --------
  Net Cash Provided (Used by) Financing Activities     (10,861)      40,183
- ----------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                   (7,445)      (5,486)

Cash and Cash Equivalents at Beginning of Year          19,095       18,780
                                                      --------     --------
Cash and Cash Equivalents at End of Period             $11,650      $13,294
                                                      ========     ========

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                        (In thousands except share data)


                                             Common Stock                                   Treasury Stock
                                        ----------------------      Add'l                ---------------------
                                         Number of                 Paid-In   Retained    Number of
                                          Shares        Amount     Capital   Earnings     Shares       Amount
                                        -----------   ---------   --------  ----------   ---------    --------
Balance September 1, 1994               16,132,583     $80,663      $1,019    $192,997  (1,857,576)    ($31,906)

   Net earnings for nine months
     ended May 31, 1995                                                         28,020


   Cash dividends - $.36 a share                                                (5,372)


   Treasury stock issued in connection
     with acquisition of Owen Steel                                  8,710                 932,301       16,345


   Stock issued under stock option,
     purchase and bonus plans                                        2,232                 111,682        1,272


                                        ----------     -------     -------    --------   ---------     --------
Balance, May 31, 1995                   16,132,583     $80,663     $11,961    $215,645    (813,593)    ($14,289)
                                        ==========     =======     =======    ========   =========     ========





                See notes to consolidated financial statements.

                  COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                                    Amount      Current    Long-Term
                                  Outstanding  Maturities     Debt
                                 -----------   ----------  ---------
 8.49%  notes due 2001               $50,000      $7,143     $42,857
 8.75%  note  due 1999                19,285       4,286      14,999
 8.15%  note  due 1996                 2,708       2,708           0
 Notes due 1997                       60,000                  60,000
 Other                                   379         166         213
                                    --------    --------    --------
                                    $132,372     $14,303    $118,069
                                    ========    ========    ========

    New long-term debt issued in the first quarter in the form of $60 million notes due 1997 was used primarily to finance the acquisition of Owen Steel Company. In addition, $25 million of treasury stock (a non-cash item) was used in the acquisition.

NOTE B  -  TAXES ON INCOME:

    Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C  -  QUARTERLY FINANCIAL DATA:

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals except for the item discussed in Note D ) necessary to present fairly the financial position as of May 31, 1995, the results of operations for the nine months then ended and cash flows for the same periods. The results of operations for the nine month periods are not necessarily indicative of the results to be expected for a full year.


Note D  -  LITIGATION

     On November 22, 1994, the United States District Court for the Southern District of Texas granted the federal government's motion for summary judgment and entered a Final Order in the principal amount of $1.3 million against CMC Oil Company, a subsidiary of the Company. The allegation involves overcharges for crude oil sales during the late 1970's. With interest, the total judgment is approx-imately $6.7 million and this has been accrued in the financial statements. CMC Oil Company has appealed the judgment.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED RESULTS OF OPERATIONS


                                     (in millions)

                                 3RD QTR       3rd Qtr
                                 FY 1995       FY 1994
                                 -------       -------
     Revenues                     $ 574          $ 443

     Net earnings                  11.4            7.1

     Cash flow                     20.5           15.5

     LIFO reserve                  26.3           16.6


                               NINE MONTHS  Nine Months
                                FY 1995       FY 1994
                                -------       -------
     Revenues                   $ 1,521        $ 1,217

     Net earnings                  28.0           17.1

     Cash flow                     57.1           40.6


SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

     - All time record quarterly revenues, earnings and earnings per share.

     - Another Steel Group quarterly record for steel mill tons melted, rolled, and shipped.

     - Recycling operating profits increased over prior year period but off from the outstanding second quarter.

The LIFO method of inventory valuation reduced net earnings for the quarter $1.8 million (12 cents per share) compared to a decrease of $1.6 million (10 cents per share) last year. For the nine months net earnings were $3.2 million lower (21 cents per share) compared to a decrease of $3.1 million (21 cents per share) last year.


SEGMENT OPERATING DATA

     Revenues and operating profit by business segment are shown in the following table: (in thousands)

                     Three months ended     Nine months ended
                            May 31                May 31
                            ------                ------
                       1995       1994      1995       1994
                      ------     -----      -----      -----
REVENUES:
     Manufacturing   $249,017  $152,546   $654,151   $420,895
     Recycling        138,386    96,095    372,992    238,924
     Marketing and
      Trading         200,327   203,033    530,217    580,415
     Financial
         Services         367       581      1,191      2,126
     Corporate and
         Eliminations (13,945)   (9,436)   (37,694)   (25,557)
                     --------  -------- ---------- ----------
                     $574,152  $442,819 $1,520,857 $1,216,803

OPERATING PROFIT:
     Manufacturing   $ 16,464  $  8,794 $   41,533 $   24,507
     Recycling          2,393     2,140     11,013      3,782
     Marketing and
         Trading        3,795     4,022      9,880     10,262
     Financial
         Services         283       415        933      1,300
     Corporate and
         Eliminations    (993)   (1,913)   (10,247)    (7,518)
                     --------  -------- ----------   --------
                     $ 21,942  $ 13,458 $   53,112 $   32,333

MANUFACTURING -

Propelled by nonresidential private construction and public construction, the Manufacturing segment (including the SMI- Owen companies) achieved record quarterly results by posting a 63% increase in revenues and an 87% increase in operating profit over the same quarter last year. This sustained the momentum of earnings for the year, as the nine month period recorded record revenues (55% increase over the prior year) and operating profit (a 69% increase).

The CMC Steel Group (excluding the SMI Owen companies) sales for the quarter were up 7% over the comparable period last year and 11% year to date. The three mills, excluding SMI South Carolina, produced shipments of 337,000 tons, a 3% increase over last year. Record tonnage of 956,000 tons, a 7% increase, was shipped during the nine months. The steel fabrication companies, led by SMI Joist's 51% increase in tonnage, shipped 110,000 tons this quarter representing a 24% increase over last year. Their 294,000 tons year to date represents a 19% increase over the prior period. Combined with stronger pricing and excellent performance from SMI Birmingham's new melt shop, operating profits for the Steel Group rose 71% over the prior year's quarter and 64% over the prior nine months.

The SMI Owen companies shipped 125,000 tons (74,000 from the mill), an increase of 9% from the prior quarter. Coupled with better pricing, the SMI Owen companies were profitable for the quarter and since the acquisition.

Copper tube operating profit was 41% above last year's third quarter although demand for plumbing tube weakened early in the quarter and spreads were under pressure. Shipments were 23% higher than the third quarter last year. For the nine months operating profit was up 22% on 17% higher shipments.

RECYCLING -

The Recycling segment reported a 12% increase in operating profit compared to the same period last year but well below the resounding second quarter this year. Operating profit year to date is 191% above last year. Volume shipped rose 13% over the prior year with a comparable increase for the nine months. While prices were above levels in the prior year, steel scrap and aluminum scrap prices declined during the quarter, while copper and stainless steel were relatively flat.

MARKETING AND TRADING -

Operating profit for the quarter and nine months was down slightly from the same periods last year on lower revenue. Demand for nonferrous semis, primary metals, secondary metals and industrial raw materials remained buoyant, offsetting lower steel sales volume mainly due to the continued weak China import market. Inter-Asia trading was active including exports from China. The weak U.S. dollar and strengthening local demand made sourcing in parts of Europe difficult and caused an increase in local general and administrative expenses. The operations of Enterprise Metal Corporation were consolidated into Commonwealth Metal Corporation.

FINANCIAL SERVICES -

Revenues and operating profit were lower this quarter and year to date than the comparable periods last year due to the reduction of domestic temporary investments and lower trade financing activity.

OTHER -

On November 22, 1994, the United States District Court entered a Final Order denying CMC Oil Company's motion for summary judgment and affirming the November, 1993 Remedial Order issued by the Federal Energy Regulatory Commission alleging that CMC Oil Company overcharged for crude oil sales during the period December 1977 to January 1979. Judgment was entered in favor of the government in the principal sum of $1.3 million plus interest of approximately $5.4 million. On January 20, 1995, CMC Oil Company filed Notice of Appeal of the November 22, 1994 District Court Order.

Due to the District Court Ruling, a nonrecurring charge for the litigation reduced net earnings for the nine months by $4.1 million.

On November 15, 1994 Commercial Metals Company completed its acquisition of Owen Steel Company, Columbia, S.C. and its affiliated companies. The purchase price was approximately $50 million, paid in the form of $25 million in cash and 932,301 shares of CMC common stock issued from treasury shares. CMC also provided funds for the retirement of $32 million of Owen debt at the closing.

The May 31, 1995 balance sheet reflects the initial detailed allocation of the acquisition cost of Owen Steel Company to the fair values of identifiable assets acquired and liabilities assumed under the purchase method of accounting. The allocation is based on a cost of approximately $50 million for Owen's equity (as adjusted) and is subject to possible material change as more information becomes available with which to resolve outstanding contingencies. Approximately $9 million of the acquisition price is presently maintained in an escrow account, subject to final determination of the net worth of Owen at the closing date and certain other post-closing adjustments.

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

OUTLOOK

Last year's short-term interest rate increases have finally had their effect and the U.S. economy has cooled with marked slowdown in automotive and housing sales. Inventory level corrections are underway, and there is some expectation that with moderating interest rates general levels of business activity will increase. The economies in Europe and Asia should improve after the current pause.

During the balance of this year we will continue to focus on improving the profitability of the SMI-Owen Steel companies.

LIQUIDITY

Net working capital was $229 million at May 31, 1995 compared to $175 million at August 31, 1994. The current ratio was 1.7 at May 31, 1995 compared to 1.6 at August 31, 1994.

Cash flow from operations before changes in operating assets and liabilities for the nine months was $57 million compared to $41 million last year. Due to the SMI Owen Steel acquisition and the new melt shop at our Birmingham mill, depreciation expense increased for the nine months from $22.4 million to $27.9 million. Inventory levels in the manufacturing segment increased mainly due to increased tonnages in the Steel Group.

The Company's effective tax rate for the third quarter was 37%; for the nine months it was 35% due to a credit to income tax expense in the first quarter for $1 million from the favorable resolution of tax issues with the Internal Revenue Service for years audited.

Capital expenditures for the nine months ended May 31, 1995 were $22 million, excluding the SMI Owen Steel acquisition. Capital spending for fiscal 1995 excluding this acquisition is projected at about $38 million.

Long-term debt as a percent of total capitalization was 27% at May 31, 1995 and 22% at August 31, 1994. The proceeds of $60 million of new long-term debt were used to fund the acquisition of SMI Owen Steel and for other corporate purposes.

Stockholders' equity at May 31, 1995 was $294 million or $19.19 per share. At May 31, 1995 there were 15,318,990 shares issued and outstanding net of 813,593 shares held in the Company's treasury.

On June 30, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission for $150 million of debt securities. Of the $150 million of debt securities being registered, the Company intends to issue and sell $100 million of its notes (the "Notes") in the fourth fiscal quarter of 1995 and intends to issue and sell the remaining $50 million of medium-term notes in the future as additional funds are needed. The Notes mature in 10 years, are unsecured, noncallable and do not provide for a sinking fund. The Company intends to use $60 million of the anticipated net proceeds from the sale of Notes to repay long-term debt incurred in connection with the acquisition in November 1994 of Owen Steel Company, Inc. and related entities and to use the remainder of the anticipated net proceeds to repay short-term commercial paper and bank borrowings.

PART II    OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1994 filed November 28, 1994, with the Securities and Exchange Commission and to the information incorporated by reference from Item
5. Other Events in the Company's Report on Form 8- K filed November 30, 1994, and Form 8-K filed January 27, 1995, with the Securities and Exchange Commission.

         With regard to the litigation involving the Company's subsidiary, CMC Oil Company, and the Federal Energy Regulatory Commission of the United States Department of Energy, on March 27, 1995, the Fifth Circuit Court of Appeals granted the Motion to Dismiss the Appeal of CMC Oil Company from the decision of the United States District Court for the Southern District of Texas. The appeal of CMC Oil Company of that same decision remains pending before the Federal Circuit Court of Appeals.

         In November, 1994, the Company acquired Owen Steel Company and affiliated companies including the subsidiary which operates the steel minimill
in Cayce, South Carolina (SMI South Carolina).   As a result of unrelated
parties' alleged improper use or disposal of electric arc furnace (EAF) dust obtained from various sources, SMI South Carolina has been identified as a potentially responsible party (PRP) by the United States Environmental Protection Agency (EPA) and the agency of the State of Georgia with similar responsibility (GA-EPD) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or similar Georgia state statute. SMI South Carolina along with several other steel minimill PRPs have been ordered by the EPA to perform investigation and remediation of alleged environmental damage caused by the EAF dust at the Parramore Fertilizer Site (Tifton, GA), the Stoller Site (Jericho, SC) and have entered into a consent order with the GA-EPD pertaining to the SoGreen Site (Tifton, GA). SMI South Carolina and the other minimill PRPs have caused investigation or remediation work to commence at the Stoller Site, the SoGreen Site and are nearing conclusion of remediation work at the Parramore Site. Additional locations near the Parramore and SoGreen Sites may also require future investigation or possible remediation. Based on the relative percentages of EAF dust originating from SMI South Carolina and alleged to have been transported to these sites compared to the amounts shipped from the other steel minimill PRPs which have to date been generally used as the basis for allocation of expense among the participating PRPs, it is the opinion of the Company's management that these proceedings will not have a material adverse effect on the business or the consolidated financial position of the Company.

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


                                               COMMERCIAL METALS COMPANY




June 30, 1995                                  Lawrence A. Engels
                                               Vice President, Treasurer & Chief
                                               Financial Officer




June 30, 1995                                  William B. Larson
                                               Controller

                                   Exhibit Index
              Exhibit No.           Description
              -----------         --------------
                   11.      Computation of Per Share Earnings

                            (a)     Calculation of Primary and Fully Diluted
                                     Earnings Per Share

                   27.      Financial Data Schedule