Form 10-K
period 1995-08-31
COMMERCIAL METALS CO
filed 1995-11-27
CIK 22444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
 (MARK
  ONE)

  /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1995

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        FOR THE TRANSITION PERIOD FROM __________ TO __________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                            ON WHICH REGISTERED
-----------------------------------------    --------------------------------------------------
          Common Stock, $5 par value                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.      YES   X     NO
                                            -----      -----
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.  [     ]

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK ON NOVEMBER 15, 1995, HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE OF $25.00 PER SHARE ON NOVEMBER 15, 1995, ON THE NEW YORK STOCK EXCHANGE WAS $384,708,775.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 15, 1995: COMMON STOCK, $5.00 PAR -- 15,388,351.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE INTO THE LISTED PART OF FORM 10-K:

REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 25, 1996 -- PART III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

         Commercial Metals Company was incorporated in 1946 in Delaware as a successor to a secondary metals recycling business in existence since approximately 1915. The Company maintains executive offices at 7800 Stemmons Freeway, Dallas, Texas 75247 (telephone 214/689-4300). The terms "Company" or "registrant" as used herein include Commercial Metals Company and its consolidated subsidiaries. The Company's fiscal year ends August 31 and all references to years refer to the fiscal year ended August 31 of that year unless otherwise noted.

         The Company considers its businesses to be organized into three segments - (i) Manufacturing, (ii) Recycling and (iii) Marketing and Trading. For several years prior to 1995, the Company considered a much smaller Financial Services group to be a fourth business segment. During 1995 the activities of this segment were merged into the Marketing and Trading segment in view of the increased emphasis on supporting the Marketing and Trading segment's financial functions and cessation of financial services, including loans, to unrelated third parties. The Company's activities are primarily
concerned with metals related activities.   Financial information for the last
three fiscal years concerning the segments is incorporated herein by reference from "Note 13 Business Segments," of the Notes to Consolidated Financial Statements at Part II, Item 8.

         On September 27, 1994, the Company announced that it had entered into an Agreement to acquire Owen Steel Company, Inc. and affiliated companies (collectively "Owen") headquartered in Columbia, South Carolina. This transaction was completed November 15, 1994. The Company paid approximately $50 million, one-half in cash and the balance by issuance of 932,301 shares of the Company's Common Stock to certain selling shareholders. The Company also provided funds for the retirement of approximately $32 million of Owen debt at the Closing. The purchase price was increased by approximately $3.2 million, paid one-half in cash and one-half with 59,410 shares of the Company's Common Stock in October, 1995, as a result of a post closing net worth adjustment and may be subject to further post-closing adjustments. Owen's successor company, SMI-Owen Steel Company, Inc. and the Owen affiliates, will operate as a part of the Manufacturing Segment's CMC Steel Group.


THE MANUFACTURING SEGMENT

         The manufacturing segment is the registrant's dominant and most rapidly expanding segment in terms of assets employed, capital expenditures, operating profit and number of employees. It consists of two entities, the CMC Steel Group and the Howell Metal Company subsidiary, a manufacturer of copper tubing. The Steel Group is by far the more significant entity in this segment with subsidiaries operating four steel minimills, nineteen steel fabricating plants, three steel joist manufacturing facilities, three steel fence post manufacturing plants, six metals recycling plants, two railcar rebuilding facilities and eight warehouse stores which sell supplies and equipment to the concrete installation and construction trade.

         The Company endeavors to operate all four minimills at full capacity in order to minimize product costs. Increases in capacity and productivity are continuously emphasized through both operating and capital improvements. The steel minimill business is capital intensive with substantial capital expenditures required on a regular basis to remain competitive as a low cost producer. Over the past three fiscal years, approximately $72 million or 57% of the Company's total capital expenditures have been for minimill projects, not including the Owen acquisition cost. This emphasis on productivity improvements is reflected in increases in tons of steel melted, rolled and shipped from the minimills during each of the last three years as follows:

                                     1993                     1994                     1995(1)
                                  ----------                ---------                ---------
         Tons Melted               1,001,000                1,122,000                1,532,000

         Tons Rolled               1,009,000                1,207,000                1,487,000

         Tons Shipped              1,138,000                1,247,000                1,531,000

(1) 1995 includes 283,000 tons melted, 213,000 tons rolled and 225,000 tons shipped following the Owen minimill acquisition in November, 1994.

         The Company's largest steel minimill, operated by Structural Metals, Inc. ("SMI Texas") is located at Seguin, Texas, near San Antonio. SMI Texas manufactures steel reinforcing bars, angles, rounds, channels, flats, and special sections used primarily in highways, reinforced concrete structures and manufacturing. SMI Texas sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. Its primary markets are located in Texas, Louisiana, Arkansas and Oklahoma although products are shipped to approximately 30 states and Mexico. A record 778,000 tons were melted at SMI Texas during 1995. SMI Texas' rolling mill also set a new production record of 695,000 tons.

         SMI Steel, Inc. ("SMI Alabama"), a steel minimill in Birmingham, Alabama, was acquired in 1983. A substantial program to modernize and improve productivity at SMI Alabama has followed with approximately $107 million of capital expenditures from acquisition through 1995. Installation and start up of a new direct current electric furnace melt shop was substantially complete by the beginning of 1995 and resulted in record melt shop production of 470,000 tons. This project was the largest single capital expenditure in the registrant's history with a cost of approximately $30 million. SMI Alabama manufactures primarily larger size products than SMI Texas such as mid-size structural including angles, channels, up to eight inch wide flange beams and special bar quality rounds and flats. Customers include the construction, manufacturing, steel warehousing, original equipment manufacturing and fabricating industries in the primary market areas of Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.

         The steel minimill acquired in the Owen acquisition in November, 1994 is located at Cayce, near Columbia, South Carolina. This mill is now known as SMI Steel South Carolina (SMI South Carolina). Facilities at SMI South Carolina are similar but on a generally smaller capacity scale than the SMI Texas and SMI Alabama mills. Following the acquisition, several key employees from the Company's other mill operations assumed management responsibility for SMI South Carolina, with the bulk of the former Owen work force being retained. SMI South Carolina manufactures primarily steel reinforcing bars with limited but increasing production of angles, rounds and squares. Its primary market area includes the Southeast and mid-Atlantic area south through Florida and north into New England. With the Owen acquisition, the Company also acquired six rebar and five structural steel fabrication plants and two joist shops discussed below, which provide an outlet for a portion of SMI South Carolina's production.

         The SMI Texas, Alabama, and South Carolina mills consist of melt shops with electric arc furnaces that melt the steel scrap, continuous casting facilities to shape the molten metal into billets, reheating furnaces, rolling mills, mechanical cooling beds, finishing facilities and supporting facilities. The mills utilize both a Company-owned fleet of trucks and private haulers to transport finished products to customers and Company-owned fabricating shops. Mill capacity at SMI Texas is approximately 800,000 tons per year. SMI Alabama's annual capacity is approximately 500,000 tons and SMI South Carolina annual capacity is approximately 300,000 tons.

         The primary raw material for SMI Texas, Alabama and South Carolina is secondary (scrap) ferrous metal purchased primarily from suppliers generally within a 300 mile radius of each mill. A portion of the ferrous raw material, generally less than half, is supplied from Company owned recycling plants. The supply of scrap is believed to be adequate to meet future needs but has historically been subject to significant price fluctuations. All three minimills also consume large amounts of electricity and natural gas, both of which are believed to be readily available at competitive prices.

         A fourth, much smaller mill has been in operation since 1987 and is located near Magnolia, Arkansas, ("SMI Arkansas"). No melting facilities are located at SMI Arkansas since this mill utilizes as its raw material rail salvaged from abandoned railroads for rerolling and, on occasion, billets from Company minimills or other suppliers. The rail or billets are heated in a reheat furnace and processed on a rolling mill and finished at facilities similar to, but on a smaller scale, the other mills. SMI Arkansas' finished product is primarily metal fence post stock, small diameter reinforcing bar and sign posts with some high quality round and flat products being rolled. Fence post stock is fabricated into metal fence posts at Company owned facilities at the Magnolia mill site, San Marcos, Texas, and Brigham City, Utah. Because of this mill's lack of melting capacity, it is dependent on an adequate supply of competitively priced billets or used rail, the availability of which fluctuates with the pace of railroad abandonments, rate of rail replacement by railroads and demand for used rail from domestic and foreign rail rerolling mills. Capacity at SMI Arkansas is approximately 150,000 tons per year.

         The Steel Group's processing facilities are engaged in the fabrication of reinforcing and structural steel, steel warehousing, joist manufacturing, fence post manufacturing and railcar repair and rebuilding. Steel fabrication capacity now exceeds 600,000 tons. Steel for fabrication may be obtained from unrelated vendors as well as Company owned mills. Historically, fabrication activities have been conducted at various locations in Texas in the cities of Beaumont, Buda (near Austin), Corpus Christi, Dallas, Houston, San Marcos, Seguin, Victoria, and Waco, as well as Baton Rouge and Slidell, Louisiana and Magnolia and Hope, Arkansas. The Owen acquisition included fabrication facilities in Cayce, Columbia, and Taylors, South Carolina; Whitehouse, Florida; Lawrenceville, Georgia; Gastonia, North Carolina and Fredericksburg, Virginia. Fabricated steel products are used primarily in the construction of commercial and non- commercial buildings, industrial plants, power plants, highways, arenas, stadiums, and dams. Sales of fabricated steel are generally made in response to bid solicitation from construction contractors or owners on a competitive bid basis and less frequently on a negotiated basis. The former Owen structural steel operations have historically been active in large projects such as high rise office towers, stadiums, convention centers, hospitals and other large jobs.

         Safety Railway Service, with locations in Victoria, Texas, and Tulsa, Oklahoma, repairs, rebuilds and provides custom maintenance with some manufacturing of railroad freight cars owned by railroad companies and private industry. That work is obtained primarily on a bid and contract basis and may include maintenance of the cars. Secondary metals recycling plants in Austin, Texas, and Cayce, South Carolina, each with two smaller feeder facilities nearby operate as part of the Steel Group due to the predominance of secondary ferrous metals sales to the nearby SMI minimills. These recycling plants have an aggregate capacity of approximately 350,000 tons. The joist manufacturing facility, SMI Joist Company, headquartered in Hope, Arkansas, manufactures steel joists and decking for roof supports using steel obtained primarily from the Steel Group's minimills. SMI Joist expanded operations with the Owen acquisition, obtaining smaller joist plants in Starke, Florida and Cayce, South Carolina. Joist consumers are construction contractors. Joists are generally made to order and sales, which may include custom design and fabrication, are primarily obtained on a competitive bid basis.

         In 1994 the Company consummated a purchase of assets from a seller of concrete related supplies in Texas. The purchase expanded the Company's position in the sale of supplies and sale or rental of equipment to the concrete installation trade in Texas. This business operates under the Shepler's name with warehouse locations in Austin, Beaumont, Conroe, Houston
(2), Pharr, San Antonio and Waco, Texas. The Owen acquisition added a similar but smaller operation which emphasizes a broader industrial product supply in Columbia, South Carolina.

         The copper tube minimill operated by Howell Metal Company is located in New Market, Virginia.

It manufactures copper water, air conditioning and refrigeration tubing in straight lengths and coils for use in commercial, industrial and residential construction. Its customers, largely equipment manufacturers and wholesale plumbing supply firms, are located primarily east of the Mississippi river. High quality copper scrap supplemented occasionally by virgin copper ingot, is the raw material used in the melting and casting of billets. The scrap is readily available subject to rapid price fluctuations generally related to the price or supply of virgin copper. A small portion of the scrap is supplied by the Company's metal recycling yards. Howell's facilities include melting, casting, piercing, extruding, drawing, finishing and other departments. Capacity is approximately 50,000,000 pounds per year. Demand for copper tube is dependent mainly on the level of new residential construction and renovation.

         No single customer purchases ten percent or more of the manufacturing segment's production. The nature of certain stock products sold in the manufacturing segment are, with the exception of the steel fabrication and joist jobs, not characteristic of a long lead time order cycle. Orders for other stock products are generally filled promptly from inventory or near term production. As a result the Company does not believe backlog levels are a significant factor in evaluating most operations. Backlog at 1995 year-end was approximately $229,000,000. Backlog at 1994 is not comparable due to the significance of the Owen acquisition during 1995.


THE RECYCLING SEGMENT

         The recycling segment is engaged in processing secondary (scrap) metals for further recycling into new metal products. This segment consists of the Company's 28 metal recycling plants (excluding six such facilities operated by the CMC Steel Group as a part of the manufacturing segment) and Commercial Metals Railroad Salvage Company which dismantles and recovers steel rail, track components and other materials from obsolete or abandoned railroads.

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

         These plants processed and shipped approximately 1,408,000 tons of scrap metal during 1995. Ferrous metals comprised the largest tonnage of metals recycled at approximately 1,200,000 tons, an increase from 1,000,000 the prior year, followed by approximately 208,000 tons of non-ferrous metals, primarily aluminum, copper and stainless steel, up from 158,000 the prior year. The Company also purchased and sold an additional 185,000 tons of metals processed by other metal recycling facilities. With the exception of precious metals, practically all metals capable of being recycled are processed by these plants.

         The metal recycling plants generally consist of an office and warehouse building equipped with specialized equipment for processing both ferrous and nonferrous metal. Most of the larger plants are equipped with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators. Two locations have extensive equipment for mechanically processing large quantities of insulated wire to segregate metallic content. All ferrous processing centers are equipped with either presses, shredders or hydraulic shears, locomotive and crawler cranes and railway tracks to facilitate shipping and receiving. The segment operates four large shredding machines capable of pulverizing obsolete automobiles or other ferrous metal scrap. Two additional shredders are operated by the manufacturing segment. A typical recycling plant includes several acres of land used for receiving, sorting, processing and storage of metals. Several recycling plants devote a small portion of their site or a nearby location for display and sales of metal products considered reusable for their original purpose.

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

         No single source of material or customer of the recycling segment represents a material part of purchases or revenues. The recycling segment competes with other secondary processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals often have the capability to utilize primary or "virgin" ingot processed by mining companies interchangeably with secondary metals. The prices for nonferrous scrap metals are normally closely related to but generally less than, the prices of the primary or "virgin" metal producers. Ferrous scrap is the primary raw material for electric arc furnaces
such as those operated by the Company's steel minimills.   Relatively high
prices and the need for low residual elements in the melting process have recently caused some minimills to supplement purchases of scrap metal with direct reduced iron and pig iron for certain product lines.



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

         Customers for these materials include industrial concerns such as the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation sectors. Sales are generally made directly to consumers through and with coordination of offices in Dallas; New York; Englewood Cliffs, New Jersey; Los Angeles; Hurstville near Sydney, Australia; Singapore; Zug, Switzerland; Hong Kong and Tokyo. During the year the Company combined its Enterprise Metal Corporation operations in Great Neck, New York, with Commonwealth Metal Corporation and closed Enterprise. The Company also maintains representative offices in Bangkok, Sao Paulo, Seoul, and Beijing, as well as agents in other significant international markets. These offices form a network for the exchange of information on the materials marketed by the Company as well as servicing sources of supply and purchasers. In most transactions the Company acts as principal and often as a marketing representative. The Company utilizes agents when appropriate and occasionally acts as broker. The Company participates in transactions in practically all major markets of the world where trade by American-owned companies is permitted.

         This segment focuses on the marketing of physical products as contrasted to traders of commodity futures contracts who frequently do not take delivery of the commodity. Sophisticated global communications and the development of easily accessible, although not always accurate, quoted market prices for many commodity related products has resulted in the Company emphasizing creative service functions for both sellers and buyers. Actual physical market pricing and trend information, as contrasted with sometimes more speculative metal exchange market information, technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions are examples of the services offered. The Company attempts to limit its exposure to price fluctuations by offsetting purchases with concurrent sales and entering into foreign exchange contracts as hedges of trade receivables and payables denominated in foreign currencies. The Company does not, as a matter of policy, speculate on changes in the commodity markets and hedges only firm commitments not anticipated transactions. During the past year over 1.1 million tons of steel products were sold by the marketing and trading segment. Continuing economic weakness and instability in eastern Europe and the Commonwealth of Independent States restricted sales activity in those markets but increased the availability of steel and other metal products. The 1995 year saw sales continue to increase in Australia, Japan, South Korea and parts of Southeast Asia. The Australian operations just-in-time steel warehousing business for steel imports continued to expand.

         During the year CMC Finanz AG ("Finanz"), a wholly owned foreign financial services subsidiary terminated offering loans and other financial services to third parties unrelated to the marketing and trading segment's activities. Finanz, located in Zug, Switzerland, was established subject to the Swiss banking law in 1984 and had previously been the core of the Company's financial services segment. With the termination of third party loans the Company has eliminated this activity as a business segment. In the future, Finanz will emphasize services related to financing international transactions for the Company's international operations.


                                  COMPETITION

         The Company's steel manufacturing, steel fabricating, and copper tube manufacturing businesses compete with regional, national and foreign manufacturers and fabricators of steel and copper. Price, quality and service are the primary methods of competition. The Company does not produce a significant percentage of the total national output of these products compared with its competitors but is considered a substantial supplier in the markets near its facilities. The large job structural steel capacity and expertise obtained in the Owen acquisition should enable the Company to compete throughout the United States for large structural steel projects.

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

                             ENVIRONMENTAL MATTERS

         Compliance with environmental laws and regulations is a significant factor in the Company's business. The Company is subject to local, state, federal and supranational environmental laws and regulations concerning, among other matters, solid waste disposal, air emissions, waste and stormwater effluent and disposal and employee health. The Company's manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, the electric arc furnace ("EAF") dust generated by the Company's minimills is classified as a hazardous waste by the Environmental Protection Agency (EPA) because of lead, cadmium and chromium content and requires special handling and recycling for recovery of zinc or disposal. Additionally the Company's scrap metal recycling facilities operate six shredders for which the primary feed materials are automobile hulks and obsolete household appliances. Approximately twenty percent (20%) of the weight of an automobile hulk consists of material (shredder fluff) which remains after the segregation of ferrous and saleable non-ferrous metals. Federal environmental regulations require shredder fluff to pass a toxic leaching test to avoid classification as a hazardous waste.
The Company endeavors to have hazardous contaminants removed from the feed material prior to shredding and as a result the Company believes the shredder fluff generated is properly not considered a hazardous waste. Should the laws, regulations or testing methods change with regard to EAF dust processing or shredder fluff disposal, the Company may incur additional significant expenditures. To date, the Company has not experienced difficulty in contracting for recycling of EAF dust or disposing of shredder fluff in municipal or private landfills.

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

         New federal, state and local laws, regulations and changing interpretations, together with uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors which impact the Company's future expenditures to comply with environmental requirements. It is not possible to predict the total amount of capital expenditures or increases in operating costs or other expenses or whether such costs can be passed on to customers through product price increases. During 1995, the Company incurred environmental costs including disposal, permit, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $9.3 million. The Company believes that it is in material compliance with currently applicable environmental laws and regulations and does not anticipate material capital expenditures for new environmental control facilities during 1996.

                                   EMPLOYEES

         As of October, 1995, the Company had approximately 6,400 employees. Approximately 5,000 were employed by the manufacturing segment, 1,100 by the recycling segment, 230 by the marketing and trading segment, 36 in general corporate management and administration with 25 employees providing service functions for divisions and subsidiaries. Production employees at one metals recycling plant are represented by a union for collective bargaining. The Company believes that its labor relations are generally good.




ITEM 2.  PROPERTIES

         The SMI Texas steel minimill is located on approximately 554 acres of land owned by the Company. Facilities including buildings occupying approximately 663,000 square feet, are used for manufacturing, storage, office and related uses. SMI Alabama's steel mill in Birmingham is located on approximately 35 acres with buildings occupying approximately 435,000 square feet used for manufacturing, storage, office and related use. The SMI South Carolina mill in Cayce, South Carolina is located on approximately 112 acres, all owned, with building occupying approximately 350,000 square feet. The SMI Arkansas facility at Magnolia is located on approximately 104 acres with buildings occupying approximately 136,000 square feet. Approximately 30 acres of the Alabama mill property and all Arkansas mill property is leased in conjunction with revenue bond financing and may be purchased by the Company at the termination of the leases for a nominal sum. The steel fabricating operations including the fabrication plants, fence post and joist operations own approximately 740 acres of land and lease approximately 50 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia and North Carolina. Howell Metal owns approximately 21 acres of land with buildings occupying about 228,000 square feet in New Market, Virginia.

         The Company's recycling plants occupy in the aggregate approximately 355 acres owned by the Company located at Austin, Beaumont, Dallas, Galveston, Houston, Lubbock, Odessa, Victoria and Vinton, all in Texas; as well as the Jacksonville, Lake City, Orlando, and Tampa, Florida; Chattanooga, Tennessee; Springfield, Missouri; and Burlington, North Carolina plants. It leases the real estate at Clute, Corpus Christi, Laredo and Midland, Texas; Ocala, Port Sutton (Tampa) and Casselberry, Florida; Shreveport, Louisiana, and East Ridge, Tennessee. The smaller of two locations at Beaumont and Victoria, Texas, are leased. The Fort Worth recycling plant is partially owned and partially leased.

         The corporate headquarters, all domestic marketing and trading offices and all foreign offices occupy leased premises.

         The leases on the leased properties described above will expire on various dates within the next ten years. Several of the leases have renewal options and the Company has had little difficulty in renewing such leases as they expire. The minimum annual rental obligation of the Company for real estate operating leases in effect at August 31, 1995, to be paid during fiscal 1996 is approximately $2,883,000. The Company also leases a portion of the equipment used in its plants. The minimum annual rental obligation of the Company for equipment operating leases in effect at August 31, 1995, to be paid during fiscal 1996, is approximately $1,514,000.


ITEM 3.  LEGAL PROCEEDINGS

         As of August 31, 1995, the Company or its affiliates has received notices from the United States Environmental Protection Agency (EPA) or state agency with similar responsibility that the Company and numerous other parties are considered potentially responsible parties (a PRP) and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at eleven locations. The Company is contesting or intends to contest its designation as a PRP with regard to several of the sites. The locations, none of which involve real estate ever owned or on which operations were conducted by the Company, are commonly referred to by the EPA or state agency as the Peak Oil Site (Tampa, FL), the Metcoa Site (Pulaski, PA), the NL Industries/Taracorp Site (Granite City, IL), the Sapp Battery Site (Cottondale, Florida), the Interstate Lead Company ("ILCO") Site (Leeds, Alabama), the Poly-Cycle Industries Site (Techula, Texas) and the Taylor Road Site (Tampa, Florida), the Jensen Drive Site (Houston, TX), the Houston Lead Site (Houston, TX), the SoGreen/Parramore Site (Tifton, GA) and the Stoller Site (Jericho, SC). The Company has periodically received information requests with regard to other sites which are apparently under consideration by the EPA as existing or potential CERCLA clean-up sites. It is not known if any demand will ultimately be made against the Company as a result of those inquiries.

         The EPA has notified the Company and other alleged PRPs that under Sec. 106 of CERCLA it could be subject to a maximum penalty fine of $25,000 per day and the imposition of treble damages if they refused to clean up the Peak Oil, Metcoa, Sapp Battery, NL/Taracorp, Parramore and Stoller sites as ordered by the EPA. The Company is presently participating in a PRP organization at the Peak Oil, Sapp Battery, SoGreen/Parramore and Stoller sites, although reserving the right to contest its PRP status, and does not believe that the EPA will pursue any fine against it so long as it continues to participate in the PRP groups. The Company is contesting its designation as a PRP at the Metcoa and NL/Taracorp sites and believes it has adequate defenses to any attempt by the EPA to impose fines in those matters. In addition, the Company and 25 other defendants were sued in April, 1990, (United States of America v. Marvin Pesses, et al., U.S. District Court, W. Dist. Penn.) by the EPA under Sec. 107 of CERCLA to recover past and future response costs incurred by the EPA at the Metcoa Site. The EPA contends that the Company and other PRP scrap dealers are liable for the cleanup because they sold scrap metal for raw material in the manufacture of new products. The manufacturing process employed by the buyer of the scrap metals resulted in the release of contaminants at the site of the buyer's operation. The Company's position is that arms-length sales of valuable scrap metal for use as a raw material in a manufacturing process over which the Company exercises no control cannot, contrary to the EPA's assertion, constitute "an arrangement for disposal or treatment of hazardous substances" within the meaning of CERCLA. The District Court has granted EPA's Motion for Partial Summary Judgment on the issue and ruled that Defendants are deemed to be "responsible parties" within the meaning of 42 U.S.C. Sec. 9607(a). The Company and defendants are considering options to appeal the ruling. On July 20, 1993, EPA issued a second order under Sec. 106 of CERCLA for the excavation, removal and treatment, or disposal of dust, soil and debris containing hazardous substances at the Metcoa Site. The Company, along with other recipients of the letter, agreed to do some but not all of the work requested by the order. In particular, the Company along with other recipients of the letter, declined to handle any cleanup of radioactive materials at the Site. The Company's position is that it has no obligation to clean up any of the radioactive material under the Third Circuit law set forth in United States v. Alcan Aluminum Corp., 964 F.2d 252 (3d Cir. 1992) because it did not send any radioactive materials to the Site. The district court has scheduled the case for trial on the issues of joint and several liability and allocation of damages in calendar year 1996.

         An adverse ruling in the Metcoa Site litigation and similar cases, if ultimately upheld, could have a significant adverse effect on companies, such as the Company, that have historically recycled metals by purchasing and preparing scrap metals for resale to manufactures for use as a supplement to or in lieu of virgin metals in manufacturing processes. The impact of an adverse ruling would, in the opinion of the Company, result in a reduction of recycling rates for metals and other recyclable materials and be contrary to public policy objectives in federal and state legislation encouraging recycling and the use of recycled materials.

         In November, 1993, the Federal Energy Regulatory Commission ("FERC") entered an Order (the

"FERC Order") affirming in part and reversing in part a 1989 decision and proposed order of a administrative law judge affirming in part, reversing in part and remanding for further consideration a Remedial order issued in 1986 by the Office of Hearings and Appeals of the Department of Energy to RFB Petroleum, Inc. (RFB) and CMC Oil Company (CMC Oil), a wholly-owned subsidiary of the Company. The FERC Order finds CMC Oil liable for alleged overcharges constituting violations of crude oil reseller regulations arising from the purchase and sale of crude oil in alleged joint ventures between CMC Oil and RFB totaling approximately $1,330,000 plus interest from their occurrence (December, 1977, to January, 1979) to present as calculated under the Department of Energy's interest rate policy. Utilizing that interest calculation, interest accrued through August, 1995, is estimated to be approximately $5,700,000. In January, 1994, CMC Oil filed a complaint in United States District for the Southern District of Texas seeking judicial review to have enforcement of the FERC Order enjoined. The government filed a counterclaim seeking enforcement of the FERC Order. Motions for Summary Judgment were filed by both parties. On November 21, 1994, the District Court denied CMC Oil's Motion and granted government's cross motion. On November 22, 1994, the Court entered a Final Order for restitution by CMC Oil of $1,330,399.17 plus interest to date of judgment as provided in the Order and post judgment interest thereafter at 6.48% per annum. CMC Oil appealed the judgment to the United States Court of Appeals for the Federal Circuit. On November 3, 1995, the Court of Appeals entered Judgment affirming the District Court's decision. CMC Oil is evaluating its options, including the possibility of a petition for rehearing or certiorari. CMC Oil, which has been inactive since 1985, accrued the liability for the judgment on its books during 1995. CMC Oil does not have sufficient assets to satisfy the judgment. No claim has been asserted against the Company in connection with the CMC Oil litigation. The Company will vigorously contest liability should any such claim be asserted.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not Applicable.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

         The table below summarizes the high and low sales prices reported on the New York Stock Exchange for the Company's common stock and cash dividends paid for the past two fiscal years.


                                       Price Range
         1995                        of Common Stock
         Fiscal                   ----------------------                 Cash
         Quarter                  High               Low               Dividends
---------------------------------------------------------------------------------------------
         1st                      29 1/8           24 3/8                   12c.
         2nd                      27               23 3/8                   12c.
         3rd                      27 3/4           24 1/2                   12c.
         4th                      29               26 1/4                   12c.


                                       Price Range
         1994                        of Common Stock
         Fiscal                   ----------------------                 Cash
         Quarter                  High               Low               Dividends
----------------------------------------------------------------------------------------------
         1st                      $  30            $  25 7/8                   10c.
         2nd                         28 3/4           26                       12c.
         3rd                         29               21                       12c.
         4th                         27               21                       12c.


         On November 22, 1993, the Company declared a four-for-three stock split in the form of a 33 1/3% stock dividend on the Company's common stock payable December 27, 1993 to shareholders of record December 6, 1993. All share and per share data have been adjusted for the stock split.


         Since August 3, 1982 the Company's common stock has been listed and traded on the New York Stock Exchange. Prior to that date and since 1959 the Company's common stock was traded on the American Stock Exchange. The number of shareholders of record of the registrant's common stock at November 15, 1995, was approximately 2,217.

ITEM 6.  SELECTED FINANCIAL DATA

         The table below sets forth a summary of selected consolidated financial information of the Company for the periods indicated:



                                                  FOR THE YEARS ENDED AUGUST 31,
                                    1995        1994        1993        1992             1991
                                  --------     ------     -------     -------          --------
                                      (Dollars in thousands except per share amounts)

Net Sales                       2,107,426   1,657,810   1,558,349     1,156,203      1,150,075

Net Earnings                       38,208      26,170      21,661        12,510         12,015

Net Income Per Share                 2.52        1.75        1.46           .87            .84

Total Assets                      748,103     604,877     541,961       515,738        460,757

Long-term Debt                    158,004      72,061      76,737        87,221         45,547

Cash Dividend Per Share               .48         .46         .39           .39            .39

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED RESULTS
(in millions except share data)

                                                   Year ended August 31,
-----------------------------------------------------------------------------------
                                          1995             1994             1993
                                         ------------------------------------------
Revenues                                 $ 2,117         $ 1,666          $ 1,569

Net earnings                                38.2            26.2             21.7
Cash flow                                   76.6            61.7             53.6
International sales                          508             587              694
      As % of total                           24%             35%              45%
LIFO effect on net earnings                 (8.4)           (6.2)              .1
      Per share                             (.56)           (.42)             .01
LIFO reserve                                34.3            21.3             11.7
      % of inventory on LIFO                  86%             78%              65%

Significant events affecting the Company this year:

- All time record annual revenues, earnings, earnings per share and cash flow.

- Steel Group reported record tons melted, rolled and shipped and Recycling had its second best earnings year ever.

-        LIFO effect decreased net earnings $8.4 million.

- Acquisition of Owen Steel Company in November 1994 expanded our presence in the Southeast.

- Sold $100 million of investment grade notes in the initial entry into the long-term public debt market.

-        Judgment against CMC Oil Company rendered, accrued and appealed.

SEGMENTS

Revenues and operating profit by business segment are shown in the following table:

(in millions)                                      Year ended August 31,
-------------------------------------------------------------------------------
                                      1995             1994             1993
                                     ------------------------------------------
Revenues:
  Manufacturing                      $ 913            $ 598            $ 487
  Recycling                            511              342              290
  Marketing and Trading                749              758              818
  Financial Services                     -                3                4
Operating profit (loss):
  Manufacturing                       54.4             37.7             32.5
  Recycling                           11.3              5.0               .6
  Marketing and Trading               17.8             13.5             14.3
  Financial Services                     -              1.7              1.8

Manufacturing

The Manufacturing segment includes the CMC Steel Group and Howell Metal Company.

         On November 15, 1994, the Company completed its acquisition of Owen Steel Company, Inc. and related entities (SMI-Owen) headquartered in Columbia, South Carolina. The purchase price was approximately $50 million (payable one-half each in cash and common stock), subject to adjustments based upon the net worth of SMI-Owen and other factors. The Company also retired $32 million of Owen Steel Company, Inc. debt at closing. The acquisition was accounted for under the purchase method of accounting.

         SMI-Owen operates a minimill and associated steel fabrication, joist and recycling plants in the southeastern United States. The SMI-Owen minimill (SMI South Carolina) has 350,000 tons per year melting capacity and 300,000 tons of rolling capacity. The SMI-Owen fabrication operations include six rebar fabrication shops, five structural fabrication shops, two joist plants and one construction supply company. SMI-Owen also processes approximately 155,000 tons per year of scrap metals at three locations.

         Propelled by nonresidential private construction and public construction, particularly highway work, the Manufacturing segment achieved record revenues and record operating profit.

         Steel Group revenues were $840 million, an increase of 54% over last year. Operating profits increased 47% to $49.9 million with a 29% increase in tonnage shipped and a 19% increase in average prices. These record results were realized in spite of startup costs and initial losses at SMI-Owen and a pre-tax LIFO charge of $4.8 million.

         The four mills produced record shipments of 1.5 million tons and operating profits increased 43%. SMI Texas had a record year and SMI Birmingham achieved excellent performance from its new melt shop. SMI Arkansas also had a good year. SMI South Carolina incurred a slight loss before allocation of intercompany interest.

         The steel fabrication companies shipped 564,000 tons representing a 62% increase. Operating profits rose notwithstanding a combined first year loss at the SMI-Owen fabricating plants.

         Copper Tube Division operating profit increased 18% even though business was impacted by weaker single family housing construction and some industry overproduction of copper water tube. Shipments were up 9% approaching 50 million pounds.

Recycling

The Recycling segment (excludes six recycling plants in the CMC Steel Group), buoyed by a resounding second quarter, reported a 127% increase in operating profit compared to last year. At mid-year many product prices were at their highest levels since the robust period of the late 1980's. The second half of the year saw price declines but demand for steel scrap, copper, brass and aluminum remained strong with the usual volatility. The overall rise in prices resulted in a pre-tax LIFO charge of $3.8 million.

         Ferrous shipments were about 1.2 million tons, an increase of 10% over the previous year. Nonferrous tonnage processed and shipped was 208,000 tons, up 32%. Good export demand augmented the domestic markets.

         In August 1995, the Company acquired the operating assets of a small secondary metals operation in South Texas with two locations in Corpus Christi and one in Laredo. The Corpus Christi equipment will be combined with the Company's present location in Corpus Christi and the Company will continue operations at the Laredo location. The acquisition was not significant to the consolidated Company.

Marketing and Trading

Operating profit (excluding financial services income) increased 8% on constant revenue with the prior year. Demand for nonferrous semis, primary metals, secondary metals and industrial raw materials remained strong, offsetting lower steel sales volume mainly due to the continued weak Chinese import market. Inter-Asia trading was active including exports from China. The weak U.S. dollar and strengthening local demand made sourcing in parts of Europe difficult and caused an increase in local general and administrative expenses. The segment had a pre-tax LIFO charge of $3.0 million. The operations of Enterprise Metal Corporation were consolidated into Commonwealth Metal Corporation.

Financial Services

During 1995 the Financial Services segment was merged with the Marketing and Trading segment in recognition of its greater emphasis on supporting internal Treasury activities instead of third party lending.

Corporate

Interest expense increased from $9.3 million in 1994 to $15.2 million in 1995. The principal cause was increased borrowing related to the financing of the Owen Steel Company acquisition.

         As more fully discussed under Contingencies, CMC Oil Company, a subsidiary of the Company, incurred a litigation accrual in connection with alleged overcharges for crude oil sales dating back to the 1970's.

OUTLOOK

The favorable operating outlook for fiscal 1996 is based on a continuation of internal operating improvements, particularly at the SMI-Owen companies.

         The market outlook is predicated on moderate growth in the U.S., a deep recession in Mexico, a sluggish European economy, a slight improvement in Japan, some pickup in China and fair demand in the rest of the Pacific Rim.
The global decline in interest rates since May should be beneficial. The U.S. manufacturing sector appears to be rebounding again while business investment is healthy. Residential construction may be weaker over the next year although apartment building will probably take up some of the slack. Commercial and industrial construction should continue to improve and public construction will be steady. Regionally the Southwest and Southeast should achieve a good business level.

         The steel market will be relatively firm. Nonferrous metals always are volatile but are expected to trend toward the lower end of recent trading ranges. A key will be steel and nonferrous metal consumption in Japan. Ferrous scrap prices should gyrate at high levels. The second half of fiscal 1996 should be stronger than the first.

1994 COMPARED TO 1993

SEGMENTS

Manufacturing

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations (before changes in operating assets and liabilities) for fiscal 1995 was an all time high for the Company. Record Company earnings and increased depreciation expense in the Manufacturing and Recycling segments generated record cash flow with some offset due to higher interest expense at the Corporate level.

         Cash flow from operating activities was used to fund increases in inventory levels primarily in the Steel Group and at Cometals, Inc. With the phasing out of third party loans from CMC Finanz, the decrease in financial services loans and advances also provided cash flow. Accruals for litigation and general increases in business activity caused increases in accounts payable, accrued expenses and income taxes.

         The acquisition of Owen Steel Company, Inc. consumed approximately $25 million of cash. Investments in property, plant and equipment (net of Owen) were approximately $39.3 million.

         The proceeds from the sale of $100 million of unsecured long-term notes in conjunction with a decrease in temporary investments funded the Owen acquisition and allowed the Company to retire its commercial paper and short-term notes payable. The long-term notes also refinanced $60 million of interim acquisition financing. With the winding down of activities of CMC Finanz, most financial services notes payable were paid.

         Net working capital was $266 million as of August 31, 1995 compared to $175 million last year. The current ratio was 2.0 compared to 1.6 last year.

         The Company's sources of short-term funds include a commercial paper program of $30 million. The Company's commercial paper is rated in the second highest category by both Standard & Poor's Corporation (A-2) and Fitch Investors Service, Inc. (F-2). Formal bank credit lines are maintained equal to 100% of the amount of all commercial paper outstanding.

         The Company has a shelf registration on file with the Securities and Exchange Commission for an additional $50 million of medium term notes. The notes can be issued over the next two years. The Company's $100 million long-term notes issued in July 1995 are rated investment grade by Standard
& Poor's Corporation and Fitch Investors Service, Inc. (BBB+) and by Moody's Investors Service (Baa2).

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

         Management believes it has adequate capital resources available from internally generated funds, treasury shares and from the short-term and long-term capital markets to meet anticipated working capital needs, planned capital expenditures, dividend payments to shareholders and to take advantage of new opportunities requiring capital.

         Capital investments in property, plant and equipment were $39 million in 1995 compared to $48 million the prior year. This excludes the property, plant and equipment valued at $52 million acquired from Owen Steel Company,Inc. Capital spending for fiscal 1996 is projected at $61 million of which $44 million will be invested in steel manufacturing, $2 million in copper tube, $13 million in recycling and $2 million in other operations. These expenditures are expected to be funded from internally generated funds.

         Total capitalization was $480 million at the end of fiscal 1995. The ratio of long-term debt to capitalization was 33%, up from 22% last year as a result of the $100 million long-term notes. Stockholders' equity was $303 million or $19.72 per share. The Board of Directors has authorized the repurchase of the Company's common stock although none was purchased during 1995. On August 31, 1995, 763,000 treasury shares were held by the Company. There were 15.4 million shares outstanding at year end.

CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

         The Company's origin and one of its core businesses for over three quarters of a century has been metals recycling. In the present era of conservation of natural resources and ecological concerns, the Company has a continuing commitment to sound ecological and business conduct. Certain laws and governmental regulations regarding environmental concerns, however well intentioned, are presently at odds with goals of greater recycling and expose the Company and the secondary metals recycling industry to potentially significant risks. Such exposures are causing the industry to shrink, leaving fewer but more well financed operators as survivors to face the challenge.

         The Company believes that secondary metals that are recycled are commodities that are neither discarded nor disposed. They are diverted from the solid waste streams because of their inherent value. These materials are purchased and sold in public and private markets and commodities exchanges every day around the world. They have been identified, purchased, sorted, processed and sold in accordance with carefully established industry specifications.

         Environmental agencies at various federal and state levels would classify certain secondary metals as hazardous substances and confuse the sale of valuable secondary metals with arrangements to treat or dispose of hazardous substances, thereby subjecting recyclers to material remediation costs for sites contaminated by unrelated and now defunct manufacturers. Taken to extreme, such liability schemes could cripple the recycling industry and undermine any national goal of material conservation. Enforcement, interpretation and litigation involving these laws and regulations are not well developed.

         The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at eleven sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest its PRP designation. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

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

         In fiscal 1995, the Company incurred environmental expenses of approximately $9.3 million. This included costs of offsite disposal, staff environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessment and remediation, consultant fees and various other expenses. The Company estimates that more than $1.4 million of its capital expenditures for fiscal 1995 are related to costs associated with environmental compliance. The nature and timing of these environmental costs is such that it is not practical for the Company to estimate their magnitude in future periods.

         On November 22, 1994, the United States District Court for the
Southern District of Texas granted the federal government's motion for summary judgment and entered a Final Order in the principal amount of $1.3 million against CMC Oil Company, a subsidiary of the Company. The claim involves liability for overcharges by an alleged partner of CMC Oil Company for crude oil sales during the late 1970's. With interest, the judgment is approximately $7.0 million and this has been fully accrued in the financial statements of CMC Oil Company. CMC Oil Company has appealed the Order.

DIVIDENDS

Quarterly cash dividends have been paid in each of the past 31 consecutive years. The annual dividend in 1995 was 48 cents a share paid at the rate of 12 cents each quarter.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share data)

                                                    Year ended August 31,
------------------------------------------------------------------------------------------------
                                         1995                1994                     1993
                                     -----------------------------------------------------------
Revenues:
  Net sales                          $ 2,107,426         $ 1,657,810             $   1,558,349
  Other revenues                           9,353               8,424                    10,157
------------------------------------------------------------------------------------------------
                                       2,116,779           1,666,234                 1,568,506
Costs and expenses:
  Cost of goods sold                   1,892,540           1,504,566                 1,424,707
  Selling, general and
   administrative expenses               133,058             103,547                    92,679
  Interest expense                        15,246               9,271                     9,397
  Employees' pension and profit
   sharing plans                          11,277               7,943                     6,662
  Litigation accrual                       6,650                   -                         -
------------------------------------------------------------------------------------------------
                                       2,058,771           1,625,327                 1,533,445
Earnings before income taxes              58,008              40,907                    35,061
Income taxes                              19,800              14,737                    13,400
------------------------------------------------------------------------------------------------
Net earnings                         $    38,208         $    26,170             $      21,661
================================================================================================
Net earnings per share                     $2.52               $1.75                     $1.46
================================================================================================

See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                  August 31,
----------------------------------------------------------------------------------------
                                                           1995                 1994
                                                       ---------------------------------
ASSETS

Current assets:

     Cash and temporary investments                    $    21,018          $    38,269
     Accounts receivable (less allowance for
      collection losses of $4,743 and $3,528)              268,657              228,035
     Financial services loans and advances                       -               19,560
     Inventories                                           208,114              133,748
     Other                                                  36,316               26,473
----------------------------------------------------------------------------------------
        Total current assets                               534,105              446,085

Other assets                                                 4,259                1,984

Property, plant and equipment:
     Land                                                   16,629               10,747
     Buildings                                              40,178               32,367
     Equipment                                             372,644              304,977
     Leasehold improvements                                 16,972               15,585
     Construction in process                                10,282                6,880
----------------------------------------------------------------------------------------
                                                           456,705              370,556
     Less accumulated depreciation and amortization       (246,966)            (213,748)
----------------------------------------------------------------------------------------
                                                           209,739              156,808
                                                       ---------------------------------
                                                       $   748,103          $   604,877
========================================================================================

                                                                     August 31,
-----------------------------------------------------------------------------------------
                                                            1995                  1994
                                                      -----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Commercial paper                                 $          -           $   20,000
     Notes payable                                               -               21,000
     Financial services notes payable                        5,189               50,912
     Accounts payable                                      107,906               84,644
     Other payables and accrued expenses                   137,933               85,220
     Income taxes payable                                    3,246                4,338
     Current maturities of long-term debt                   14,108                4,852
-----------------------------------------------------------------------------------------
           Total current liabilities                       268,382              270,966
Deferred income taxes                                       18,553               19,077
Long-term debt                                             158,004               72,061
Commitments and contingencies
Stockholders' equity:
     Capital stock:
           Preferred stock
           Common stock, par value $5.00 per share:
               authorized 40,000,000 shares;
               issued 16,132,583 shares; outstanding
               15,369,592 and 14,275,007 shares             80,663               80,663
Additional paid-in capital                                  11,946                1,019
     Retained earnings                                     223,994              192,997
-----------------------------------------------------------------------------------------
                                                           316,603              274,679
     Less treasury stock 762,991 and 1,857,576
      shares at cost                                       (13,439)             (31,906)
-----------------------------------------------------------------------------------------
                                                           303,164              242,773
                                                      -----------------------------------
                                                      $    748,103           $  604,877
=========================================================================================

See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                  August 31,
-----------------------------------------------------------------------------------------------------------
                                                                      1995          1994            1993
                                                                   ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                  $  38,208      $ 26,170       $  21,661
           Adjustments to earnings not requiring cash:
                  Depreciation and amortization                       38,134        30,143          27,361
                  Provision for losses on receivables                  1,084         1,258           1,998
                  Deferred income taxes                                 (524)        4,304           2,281
                  Other                                                 (268)         (209)            331
-----------------------------------------------------------------------------------------------------------
     Cash flows from operations before changes in
           operating assets and liabilities                           76,634        61,666          53,632
     Changes in operating assets and liabilities net of
      effect of Owen acquisition:
                  Decrease (increase) in accounts receivable           6,652       (65,906)         (1,259)
                  Decrease (increase) in financial services
                   loans and advances                                 19,560        16,208           9,400
                  Decrease (increase) in inventories                 (39,804)        2,853         (30,388)
                  Decrease (increase) in other assets                 (5,635)       (9,014)          2,672
                  Increase (decrease) in accounts payable,
                        accrued expenses,  and income taxes           15,472         4,998          24,431
-----------------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities                              72,879        10,805          58,488

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Owen net of cash acquired                        (24,769)            -               -
     Temporary investments                                            19,174         9,485           7,307
     Purchases of property, plant and equipment                      (39,311)      (48,152)        (37,613)
     Sales of property, plant and equipment                              993           733           1,288
-----------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                (43,913)      (37,934)        (29,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Commercial paper - net change                                   (20,000)       20,000               -
     Notes payable - net change                                      (21,000)       21,000               -
     Financial services notes payable                                (45,723)        9,909         (10,895)
     New long-term debt                                              160,000             -               -
     Refinance long-term debt of acquisition                         (32,000)            -               -
     Payments on long-term debt                                      (64,801)       (4,648)        (12,911)
     Stock issued under stock option, purchase, and
      bonus plans                                                      2,337         4,347           5,630
     Tax benefits related to stock option plan                         1,355           661           1,661
     Treasury stock acquired                                               -       (17,120)              -
     Dividends paid                                                   (7,211)       (6,705)         (5,635)
-----------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                     (27,043)       27,444         (22,150)
Increase in Cash and Cash Equivalents                                  1,923           315           7,320
 Cash and Cash Equivalents at Beginning of Year                       19,095        18,780          11,460
-----------------------------------------------------------------------------------------------------------
 Cash and Cash Equivalents at End of Year                          $  21,018      $ 19,095       $  18,780
===========================================================================================================

See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                                    Common stock                                     Treasury stock
                                              ----------------------   Additional              ---------------------------
                                              Number of                 paid-in    Retained     Number of
                                               shares       Amount      capital    earnings      shares          Amount
--------------------------------------------------------------------------------------------------------------------------
Balance, September 1, 1992                    12,100,064  $  60,500  $  2,560   $ 173,839      (1,434,058)    $  (24,795)
     Net earnings                                                                  21,661
     Cash dividends -  $.39 per share                                              (5,635)
     Treasury stock acquired                                                                            -              -
     Stock issued under stock option,
           purchase and bonus plans                                      (302)                    394,607          5,932
     Tax benefits related to stock
      option plan                                                       1,661
--------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1993                      12,100,064     60,500     3,919     189,865      (1,039,451)       (18,863)
     Net earnings                                                                  26,170
     Cash dividends -  $.46 per share                                              (6,705)
     Stock split, four-for-three               4,032,519     20,163    (3,830)    (16,333)       (346,318)             -
     Treasury stock acquired                                                                     (748,100)       (17,120)
     Stock issued under stock option,
           purchase and bonus plans                                       269                     276,293          4,077
     Tax benefits related to stock
      option plan                                                         661
--------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1994                      16,132,583     80,663     1,019     192,997      (1,857,576)       (31,906)
Net earnings                                                                       38,208
     Cash dividends -  $.48 per share                                              (7,211)
     Treasury stock acquired                                                                            -              -
     Treasury stock issued for
           acquisition of Owen                                          8,710                     932,301         16,345
     Stock issued under stock option,
           purchase and bonus plans                                       862                     162,284          2,122
Tax benefits related to stock option plan                               1,355
--------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1995                      16,132,583  $  80,663  $ 11,946    $223,994        (762,991)    $  (13,439)
==========================================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AUGUST 31, 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

Sales are recognized when title to inventory passes to the customer based on customary industry practice.

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

Income Taxes

Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in Note 6. Benefits from tax credits are reflected currently in earnings.

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

         Cash and cash equivalents and temporary investments at August 31 were as follows (in thousands):

                                         1995             1994           1993
--------------------------------------------------------------------------------
Cash and cash equivalents             $ 21,018        $ 19,095        $ 18,780
Temporary investments
   (at lower of cost or market)              -          19,174          28,659
--------------------------------------------------------------------------------
                                      $ 21,018        $ 38,269        $ 47,439
================================================================================

Reclassifications

Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the classifications used in the current year.

2.       ACQUISITION

On November 15, 1994, the Company acquired all the outstanding common stock of three privately owned companies Owen Steel Company, Inc. and two affiliated corporations, Owen Miscellaneous Metals,Inc. and South Carolina Steel Corporation (all three combined referred to as "Owen"). Owen operated a steel minimill in Columbia, South Carolina and related fabrication plants in Florida, Georgia, North Carolina, South Carolina and Virginia.

         The Company paid approximately $50 million consisting of $25 million in cash and the issuance of 932,301 shares of treasury stock, valued at $26.875 per share. The Company also provided funds for the retirement of approximately $32 million of Owen debt at the closing. The transaction is accounted for by the purchase method of accounting and resulted in no goodwill. Results of operations of Owen are included in the statement of earnings since acquisition date.

         At August 31, 1995, approximately $9 million of the acquisition price was maintained in an escrow account, subject to final determination of the net worth of Owen at the closing date and certain other post-closing adjustments. These adjustments may affect the ultimate purchase price and the allocation of fair value to assets and liabilities.

         The following unaudited pro forma statements of earnings have been derived from historical financial statements of the Company and Owen. The information is adjusted to give effect to the acquisition of Owen by the Company as if it had occurred at the beginning of the period presented. These supplemental statements of earnings are presented for informational purposes only and do not purport to be indicative of the results of operations that actually would have occurred if the acquisition had been consummated as of those dates.

Proforma information (unaudited):

(in thousands except share data)

                                         1995                 1994
----------------------------------------------------------------------
Revenues                           $   2,194,055        $   1,924,635
Net income                                38,594               10,565
----------------------------------------------------------------------
Earnings per share                 $        2.55        $        0.67
======================================================================

3.       INVENTORIES

Before reduction of LIFO reserves of $34,255,000 and $21,298,000 at August 31, 1995 and 1994, respectively, inventories valued under the first-in, first-out method approximated replacement cost.

         At August 31, 1995 and 1994, 86% and 78%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consist mainly of international back-to-back sales, in-transit to customers.

4.       CREDIT ARRANGEMENTS

Periodically, the Company is active in the commercial paper market with a program which permits borrowings up to $30,000,000. It is the Company's policy to maintain formal bank credit lines equal to 100% of the amount of all commercial paper outstanding.

         The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at banker's acceptance rates or on a cost of funds basis. No compensating balances or commitment fees are required under these credit facilities.

         On July 26, 1995 the Company sold $100 million of investment grade, unsecured notes with a coupon rate of 7.20% in its initial entry into the long-term public debt market. After netting the proceeds of an interest rate hedge closed simultaneously with the pricing of the bonds, the effective interest rate is 7.04%. The shelf registration also included $50 million of securities in the form of medium term notes that can be issued over the next two years.

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

         Long-term debt and amounts due within one year as of August 31, 1995, are as follows (in thousands):

                                Amount            Current        Long-term
                              outstanding        maturities        debt
---------------------------------------------------------------------------
7.20% notes due 2005           $100,000           $     -       $100,000
8.49% notes due 2001             42,857             7,143         50,000
8.75% note due 1999              14,999             4,286         19,285
Other                               148             2,679          2,827
---------------------------------------------------------------------------
                               $158,004          $ 14,108       $172,112
===========================================================================

All interest is payable semiannually. The 7.20% notes are due in July 2005. The 8.49% notes provide for annual principal repayments beginning on December 1, 1995; all other notes are payable semiannually.

         Certain of the note agreements include various covenants. The most restrictive of these requires maintenance of consolidated net current assets of $75,000,000 and net worth (as defined) of $150,000,000. At August 31, 1995, approximately $144,000,000 of retained earnings was available for cash dividends under these covenants.

         The aggregate amounts of all long-term debt maturities for the five years following August 31, 1995, are (in thousands): 1996 - $14,108; 1997 - $11,498; 1998 - $11,480; 1999 - $11,457; 2000 - $9,284.

         Interest expense is comprised of the following (in thousands):

                                       Year ended August 31,
-------------------------------------------------------------------------
                              1995             1994               1993
-------------------------------------------------------------------------
Long-term debt              $  9,105        $  5,521           $  7,259
Financial services debt        1,364           1,953              1,799
Commercial paper                 516             321                178
Notes payable                  4,261           1,476                161
-------------------------------------------------------------------------
                            $ 15,246        $  9,271           $  9,397
=========================================================================

Interest of $149,000, $1,176,000, and $411,000 was capitalized in the cost of property, plant and equipment constructed in 1995, 1994 and 1993, respectively. Interest of $12,641,000, $10,453,000, and $10,524,000 was paid in 1995, 1994 and 1993 respectively.

5.       FINANCIAL INSTRUMENTS, MARKET AND CREDIT
         RISK

Management believes that the historical financial statement presentation is the most useful for displaying the Company's financial position. However, generally accepted accounting principles require disclosure of an estimate of the fair value of the Company's financial instruments as of year end. These estimated fair values disregard management intentions concerning these instruments and do not represent liquidation proceeds or settlement amounts currently available to the Company. Differences between historical presentation and estimated fair values can occur for many reasons including taxes, commissions, prepayment penalties, make-whole provisions and other restrictions as well as the inherent limitations in any estimation technique. Because of this management believes that this information may be of limited usefulness in understanding the Company and minimal value in comparability between companies.

         Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments' carrying amounts are considered equivalent to fair value:

         - Cash and temporary investments

         - Financial services loans and advances

         - Commercial paper

         - Notes payable

         - Financial services notes payable

The Company's long-term debt is both publicly and privately held. Fair value was determined for private debt by discounting future cash flows at current market yields and for public debt at indicated market values.

(in thousands)
-------------------------------------------------------
Long-Term Debt                1995              1994
-------------------------------------------------------
Carrying Amount            $  172,112         $ 76,913
Estimated Fair Value       $  174,950         $ 80,606
=======================================================

The notional amount of foreign currency exchange contracts outstanding at year end was $42,600,000. The fair value of these contracts effective as hedges is not significant. The fair value of all outstanding letters of credit is not meaningful.

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

         The Company maintains both corporate and divisional credit departments. Limits are set for customers and countries. Letters of credit issued or confirmed through sound financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required. At August 31, 1995, $30,049,000 of accounts receivable were backed by these bankers acceptances.

         In the normal course of its marketing activities, the Company transacts business with substantially all sectors of the metals industry. Customers are internationally dispersed, cover the spectrum of manufacturing and distribution, deal with various types and grades of metal, and have a variety of end markets in which they sell. The Company's historical experience in collection of accounts receivable falls within the recorded allowances. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable.

6.       INCOME TAXES

The provisions for income taxes include the following
(in thousands):

                                           Year ended August 31,
------------------------------------------------------------------------------
                             1995                  1994                1993
                           --------------------------------------------------
Current:
    United States          $ 17,816              $  8,165           $  8,827
    Foreign                     615                   402              1,028
    State and local           1,893                 1,866              1,264
------------------------------------------------------------------------------
                             20,324                10,433             11,119
Deferred                       (524)                4,304              2,281
------------------------------------------------------------------------------
                           $ 19,800              $ 14,737          $  13,400
==============================================================================

Taxes of $21,000,000, $14,736,000, and $7,511,000 were paid in 1995, 1994 and
1993, respectively.

         Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The sources and tax effects of these differences are (in thousands):


                                              August 31,
---------------------------------------------------------------
                                        1995            1994
                                     --------------------------
U.S. taxes provided on foreign
  income and foreign taxes           $ 11,532       $   10,589
Tax on difference between tax
  and book depreciation                17,260            9,228
Net operating losses                   (6,692)              --
Alternative minimum tax credit         (1,713)              --
Other accruals                         (1,606)              --
Other                                    (228)            (740)
---------------------------------------------------------------
Total                                $ 18,553       $   19,077
===============================================================

As noted above the Company provides United States taxes on unremitted foreign earnings. Such earnings have been reinvested in the foreign operations except for dividends of $6,062,000.

         The Company's effective tax rates were 34.1% in 1995, 36% in 1994, and 38.2% in 1993. Reconciliations of the United States statutory rates to the effective rates are as follows:

                                  Year ended August 31,
-----------------------------------------------------------
                              1995        1994        1993
                             ------------------------------
Statutory rate               35.0%       35.0%       35.0%
Tax credits                   (.5)        (.5)        (.5)
State and local taxes         2.1         2.9         2.1
Other                        (2.5)       (1.4)        1.6
-----------------------------------------------------------
Effective tax rate           34.1%       36.0%       38.2%
===========================================================

During 1995, the Company resolved all issues for its returns through 1992. The settlement amount was negligible and as a result the Company credited income tax expense $1,350,000 during 1995. This is reflected in Other in the table above. The Company acquired Owen Steel Company,Inc. and subsidiaries in a tax free merger transaction during 1995. As a result of this transaction, there are $19 million of net operating losses and $1.7 million of alternative minimum tax credits that were recorded as deferred tax assets under purchase accounting. These assets will be reduced as tax expense is recognized in future periods. The net operating losses consist of $4 million and $15 million that are due to expire in 2008 and 2009, respectively. The $1.7 million alternative minimum tax credit is available indefinitely.

7.       CAPITAL STOCK

Stock Purchase Plan

Substantially all employees may participate in the Company's employee stock purchase plan. The Directors have authorized the annual purchase of up to 200 shares at a discount of 25% from the stock's price. Annual activity of the stock purchase plan was as follows:

                                    1995        1994       1993
-------------------------------------------------------------------
Shares available                   426,021
Shares outstanding                 146,710
     Price per share                $18.41
Shares purchased                   107,110     122,607     133,053
     Price per share              $  19.94    $  14.06    $  13.42

Stock Option Plans

In 1979, the Board of Directors of the Company approved the Key Employees Restricted Stock Bonus Plan (the Plan), under which shares of common stock were awarded to certain key employees of the Company. Under the terms of the Plan, the shares are issued in the name of the employee and placed in escrow for a five-year vesting period, with the employee receiving all cash dividends and having the right to vote such shares held in escrow. In October 1989, the Company awarded 260,337 shares and recorded deferred noncash compensation of $4,029,000, representing the fair market value of the common stock at the date of the stock award. The deferred compensation is being amortized over the five-year vesting period, with $96,848, $654,000, and $488,000 in 1995, 1994 and 1993, respectively, charged to operations. Employees with 1,232 and 7,265 nonvested shares forfeited their shares during 1994 and 1993, respectively. These shares were returned to the Company. In October, 1994 230,505 shares were issued under the Plan. The Plan terminated on January 30, 1990, except as to awards outstanding .

         The 1986 Stock Incentive Plan (Incentive Plan) was approved in November 1986 by the Board of Directors. Under the Incentive Plan, stock options and stock appreciation rights may be awarded to full-time salaried employees, including directors, of the Company. The option price for both the stock options and the stock rights will not be less than the fair market value of the Company's stock at the date of grant and are exercisable two years from date of grant. The Incentive Plan also provides for issuance of common stock to eligible employees as performance awards for achievement of specified objectives.

         Annual activity of the stock incentive plan is as follows:

                                                    1995          1994       1993
                                             ----------------------------------------
Shares available                                    667,697
Shares outstanding                                1,430,293
     Price per share                          $8.72 - 27.61
Shares exercisable                                  860,253
Shares granted                                      293,000     287,369     372,595
     Price per share                                 $24.50      $27.61      $20.21
Shares exercised                                    126,843     160,497     494,365
     Average price per share                         $16.61      $13.72      $12.47
Shares forfeited                                      8,646      12,319      24,812

Preferred Stock

Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

8.       EMPLOYEES' PENSION AND PROFIT SHARING
         PLANS

Substantially all employees of the Company and its subsidiaries are covered by profit sharing or savings plans. Effective May 1, 1994, the Company's two profit sharing plans were amended to add 401(k) deferred compensation options. Contributions, which are discretionary, to all plans were $10,801,000, $6,999,000, and $6,097,000 for 1995, 1994 and 1993, respectively. One subsidiary maintains a defined benefit pension plan that covers substantially all its employees. Benefits are based on an employee's average monthly earnings and years of service. The contribution required for 1995 is not significant. Financial statement pension expense (income) and related balance sheet and funded status are not significant.

9.       POSTRETIREMENT BENEFITS OTHER THAN
         PENSIONS/POSTEMPLOYMENT BENEFITS

The Company has no significant postretirement obligations other than pensions (see note 8). The Company's historical costs for postemployment benefits have not been significant and are not expected to be in the future.

10.      COMMITMENTS AND CONTINGENCIES

Minimum rental commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 1995, are as follows for the fiscal periods specified (in thousands):

                                                      Real
                            Equipment                Estate
------------------------------------------------------------
1996                       $   1,514              $   2,883
1997                             917                  2,237
1998                             686                  1,904
1999                             257                  1,773
2000 and thereafter               96                  3,532
------------------------------------------------------------
                           $   3,470              $  12,329
============================================================

Total rental expense was $7,953,000, $6,086,000, and $5,994,000 in 1995, 1994
and 1993, respectively.

         In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

         The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at eleven sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its PRP designation. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

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

         On November 22, 1994, the United States District Court for the Southern District of Texas granted the federal government's motion for summary judgment and entered a Final Order in the principal amount of $1.3 million against CMC Oil Company, a subsidiary of the Company. The claim involves liability for overcharges by an alleged partner of CMC Oil Company for crude oil sales during the late 1970's. With interest, the judgment is approximately $7.0 million and this has been fully accrued in the financial statements of CMC Oil Company. CMC Oil Company has appealed the Order.

11.      EARNINGS PER SHARE

Earnings per share are computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents resulting from the stock option and purchase plans do not cause a significant dilutive effect. The shares used in the calculation of earnings per share were 15,151,072, 14,956,479, and 14,820,832 in 1995, 1994 and 1993 respectively.

12.      OTHER PAYABLES AND ACCRUED EXPENSES

(in thousands)                                          August 31,
-----------------------------------------------------------------------------
                                              1995                     1994
                                           ----------------------------------
Salaries, wages and commissions            $ 30,213                 $ 18,882
Advance billings on contracts                13,590                        -
Pension and profit sharing                    9,758                    7,988
Insurance                                     9,193                    6,843
Accrual for contract losses                   8,066                        -
Environmental                                 7,634                    3,955
Litigation accrual                            6,650                        -
Freight                                       5,625                    4,849
Taxes other than income taxes                 5,335                    3,430
Interest                                      3,592                    2,733
Other accrued expenses                       38,277                   36,540
-----------------------------------------------------------------------------
                                           $137,933                 $ 85,220
=============================================================================

13.      BUSINESS SEGMENTS

Summarized data for the Company's international operations (principally in Europe and the Far East) are as follows (in thousands):

                                                     Year ended August 31,
------------------------------------------------------------------------------------
                                             1995            1994            1993
                                         -------------------------------------------
Revenues-unaffiliated customers          $  376,332       $ 478,012       $ 591,681
====================================================================================
Operating profit                         $   10,051       $   8,683       $  11,003
====================================================================================
Identifiable assets                      $   88,711       $ 139,668       $ 132,417
====================================================================================

Export sales from the Company's United States operations are as follows (in thousands):



                                    Year ended August 31,
----------------------------------------------------------------------
                       1995                  1994               1993
                   ---------------------------------------------------
Far East           $   42,439            $   36,686        $   21,805
Canada and Mexico      42,698                34,621            42,086
Other                   6,074                 6,660             4,208
----------------------------------------------------------------------
Total              $   91,211            $   77,967        $   68,099
======================================================================

The Company operates in three business segments, as indicated below. During 1995 the Financial Services segment was merged with the Marketing and Trading segment in recognition of its greater emphasis on supporting internal treasury activities instead of third party lending.

Intersegment sales generally are priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense.

                                                                                                             Adjustments
                                                                   Marketing       Financial                    and
1995 (in thousands)                  Manufacturing    Recycling    and Trading     Services    Corporate     eliminations
---------------------------------------------------------------------------------------------------------------------------
Revenues - unaffiliated customers     $   900,922   $   483,428   $   732,419                $        10     $        -
Intersegment revenues                      11,817        27,707        16,806                                   (56,330)
---------------------------------------------------------------------------------------------------------------------------
              Total revenues              912,739       511,135       749,225                         10        (56,330)
===========================================================================================================================
Operating profit (loss)                    54,417        11,337        17,751                    (10,251)

Interest expense
    Earnings before income taxes
===========================================================================================================================
Depreciation and amortization              28,847         8,524           635                        128
===========================================================================================================================
Capital expenditures                       24,689        14,103           431                         88
===========================================================================================================================
Identifiable assets                   $   452,145   $   111,119   $   165,692                $    19,147     $        -
===========================================================================================================================

1994 (in thousands)
---------------------------------------------------------------------------------------------------------------------------
Revenues - unaffiliated customers     $   592,958   $   319,468   $   751,027  $     2,747   $        34     $        -
Intersegment revenues                       5,317        22,782         6,895                                   (34,994)
---------------------------------------------------------------------------------------------------------------------------
    Total revenues                        598,275       342,250       757,922        2,747            34        (34,994)
===========================================================================================================================
Operating profit (loss)                    37,670         4,998        13,507        1,731*       (9,681)

Interest expense
    Earnings before income taxes
===========================================================================================================================
Depreciation and amortization              22,382         7,003           655                        103
===========================================================================================================================
Capital expenditures                       37,203        10,181           519                        249
===========================================================================================================================
Identifiable assets                   $   281,471   $    97,924   $   154,102  $    62,003   $     9,377     $        -
===========================================================================================================================

1993 (in thousands)
---------------------------------------------------------------------------------------------------------------------------
Revenues - unaffiliated customers     $   482,076   $   264,580   $   816,901  $     3,661   $     1,288     $        -
Intersegment revenues                       5,334        25,592         1,018                                   (31,944)
---------------------------------------------------------------------------------------------------------------------------
              Total revenues              487,410       290,172       817,919        3,661         1,288        (31,944)
===========================================================================================================================
Operating profit (loss)                    32,536           603        14,271        1,790*       (6,541)

Interest expense
    Earnings before income taxes
===========================================================================================================================
Depreciation and amortization              19,193         7,392           688                         88
===========================================================================================================================
Capital expenditures                       31,945         4,798           577                        293
===========================================================================================================================
Identifiable assets                   $   234,005   $    77,723   $   140,760  $    64,174   $    25,299     $        -
============================================================================================================================

                                                            Consolidated
-------------------------------------------------------------------------
Revenues - unaffiliated customers                            $ 2,116,779
Intersegment revenues
-------------------------------------------------------------------------
              Total revenues                                   2,116,779
=========================================================================

Operating profit (loss)                                           73,254

Interest expense                                                 (15,246)

    Earnings before income taxes                                  58,008
=========================================================================
Depreciation and amortization                                     38,134
=========================================================================
Capital expenditures                                              39,311
=========================================================================
Identifiable assets                                          $   748,103
=========================================================================

1994 (in thousands)
-------------------------------------------------------------------------
Revenues - unaffiliated customers                            $ 1,666,234
Intersegment revenues
-------------------------------------------------------------------------
    Total revenues                                             1,666,234
=========================================================================
Operating profit (loss)                                           48,225

Interest expense                                                  (7,318)*

    Earnings before income taxes                                  40,907
=========================================================================
Depreciation and amortization                                     30,143
=========================================================================
Capital expenditures                                              48,152
=========================================================================
Identifiable assets                                          $   604,877
=========================================================================

1993 (in thousands)
-------------------------------------------------------------------------
Revenues - unaffiliated customers                            $ 1,568,506
Intersegment revenues
-------------------------------------------------------------------------
              Total revenues                                   1,568,506
=========================================================================
Operating profit (loss)                                           42,659

Interest expense                                                  (7,598)*

    Earnings before income taxes                                  35,061
=========================================================================
Depreciation and amortization                                     27,361
=========================================================================
Capital expenditures                                              37,613
=========================================================================
Identifiable assets                                          $   541,961
=========================================================================

* Interest expense of the financial services segment has been included in operating profit in the amounts of $1,953 in 1994, and $1,799 in 1993.

 14.     QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1995, 1994 and 1993 are as follows (in thousands except per share data):

                                      Three Months Ended 1995
                     -------------------------------------------------------
                      Nov. 30         Feb. 28       May 31          Aug. 31
                     -------------------------------------------------------
Net sales            $ 411,434      $ 530,907     $ 572,520       $ 592,565
Gross profit            45,751         58,204        60,370          50,561
Net earnings             6,372         10,277        11,371          10,188
Net earnings per share     .44            .67           .73             .66


                                     Three Months Ended 1994
                     -------------------------------------------------------
                       Nov. 30       Feb. 28        May 31         Aug. 31
                     -------------------------------------------------------
Net sales            $ 380,016      $ 389,913     $ 440,649       $ 447,232
Gross profit            36,606         32,830        40,916          42,892
Net earnings             5,723          4,272         7,145           9,030
Net earnings per share     .38            .28           .48             .63

                                     Three Months Ended 1993
                     -------------------------------------------------------
                       Nov. 30       Feb. 28        May 31        Aug. 31
                     -------------------------------------------------------
Net sales            $ 324,380      $ 411,712     $ 435,041       $ 387,216
Gross profit            30,471         33,628        35,619          33,924
Net earnings             2,854          4,846         6,452           7,509
Net earnings per share     .20            .33           .43             .50

The quantities and costs used in calculating cost of goods sold on a quarterly basis include estimates of the annual LIFO effect. The actual effect cannot be known until the year-end physical inventory is completed and quantity and price indices are developed. The quarterly cost of goods sold above includes such estimates. Fourth quarter 1995 and 1994 net earnings decreased $5,195,000 and $3,084,000, respectively, after the final determination of quantities and prices was made.

         As discussed in footnote 6, there are credits to income tax expense of $1,350,000 ($1,000,000 in the first quarter and $350,000 in the fourth quarter) resulting from the favorable resolution of tax issues with the Internal Revenue Service for years audited.

         As discussed in footnote 10, CMC Oil Company recorded a nonrecurring net charge of $4.1 million in the first quarter as a litigation accrual.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Commercial Metals Company
Dallas, Texas

We have audited the consolidated balance sheets of Commercial Metals Company and subsidiaries at August 31, 1995 and 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31,1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
October 18, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No event reportable herein took place.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain of the information required in response to this Item with regard to directors is incorporated herein by reference from the registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 25, 1996, which will be filed no later than 120 days after the close of the Registrant's fiscal year. The following is a listing of employees believed to be considered "Executive Officers" of the registrant as defined under Rule 3b-7 as of August 31, 1995:


NAME                              CURRENT TITLE & POSITION                   AGE               OFFICER SINCE
----                              ------------------------                   ---               -------------
Lawrence A. Engels               Vice President, Treasurer and                62                    1977
                                 Chief Financial Officer


Hugh M. Ghormley                 Executive Vice President                     66                    1981
                                 CMC Steel Group


Harry J. Heinkele                President, Secondary Metals                  63                    1981
                                 Processing Division


A. Leo Howell                    Vice President; President and                74                    1977
                                 Treasurer - Howell Metal Company;
                                 Director and Chairman of the
                                 Executive Committee


William B. Larson                Controller                                   42                    1995


Murray R. McClean                Vice President and                           47                    1995
                                 President, International Division


Stanley A. Rabin                 President and Chief Executive                57                    1974
                                 Officer; Director

Bert Romberg                     Senior Vice President                        65                    1968


Marvin Selig                     President, CMC Steel Group;                  72                    1968
                                 Director


Clyde P. Selig                   Executive Vice President,                    63                    1981
                                 CMC Steel Group


David M. Sudbury                 Vice President, Secretary and                50                    1976
                                 General Counsel


         The Executive Officers are employed by the Board of Directors of the registrant or the respective subsidiary usually at its first meeting after the registrant's Annual Shareholders Meeting and continue to serve for terms set from time to time by the registrant's Board of Directors in its discretion.

         All of the Executive Officers of the Company have served in the positions indicated above or in positions of similar responsibility for more than five years except for Messrs. Larson and McClean. Mr. Larson was employed by the Company in June, 1991 as Assistant Controller. For five years prior to June, 1991, he had been employed by and was a partner when he left Deloitte & Touche LLP. Mr. McClean has been employed by the Company's subsidiary CMC (Australia) Pty. Limited since 1984. In September, 1993, he assumed the function of President of the International Division of the Company. Director and Executive Officer Marvin Selig is the brother of Executive Officer Clyde P. Selig. There are no other family relationships among the officers of the registrant or among the Executive Officers and Directors.



ITEM 11.         EXECUTIVE COMPENSATION

         Information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 25, 1996, which will be filed no later than 120 days after the close of the Registrant's fiscal year.



ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 25, 1996, which will be filed no later than 120 days after the close of the Registrant's fiscal year.



ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the extent applicable, information required in response to this
Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 25, 1996, which will be filed no later than 120 days after the close of the Registrant's fiscal year.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K


         (a)     The following documents are filed as a part of this report:

2. Commercial Metals Company and Subsidiaries Consolidated Financial Statement Schedules

  Independent Auditors' Report as to Schedules
  Valuation and qualifying accounts (Schedule VIII)

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

  (3)(i)a - Certificate of Amendment of Restated Certificate of Incorporation
               dated February 1, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E1

  (3)(i)b - Certificate of Amendment of Restated Certificate of Incorporation
               dated February 17, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E2

  (3)(ii) By-Laws (Filed as Exhibit (3)(ii) to the Company's
               Form 10-K for the fiscal year ended August 31, 1993 and incorporated hereby by reference).

  (4) Indenture between the Company and Chase Manhattan Bank dated as of July 31, 1995 (Filed as Exhibit 4.1 to the Company's
  Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

  (11)   Calculation of primary and fully diluted earnings per share  . . . . . . . . . . . . . . . .   E3

  (21)   Subsidiaries of Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E4

  (23)   Independent Auditors' consent to incorporation by reference into previously filed Registration Statements No. 033-61073 and No. 033-61075 on
  Form S-8 of report dated October 18, 1995 accompanying the consolidated financial statements of Commercial Metals Company and
  Subsidiaries for the year ended August 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . .   E5

  (27)   Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E6

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


                                                     COMMERCIAL METALS COMPANY

                                                   /s/ Stanley A. Rabin
                                           -----------------------------------
                                           By:     Stanley A. Rabin
                                                   President and
                                                   Chief Executive Officer

                                                   Date:    November 20, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Albert A. Eisenstat                                     /s/ Dorothy G. Owen
--------------------------------------                      --------------------------------------
Albert A. Eisenstat, November 20, 1995                      Dorothy G. Owen, Novemer 20, 1995
Director                                                    Director

/s/ Moses Feldman                                           /s/ Charles B. Peterson
--------------------------------------                      --------------------------------------
Moses Feldman, November 20, 1995                            Charles B. Peterson, November 20, 1995
Director                                                    Director

/s/ Laurence E. Hirsch                                      /s/ Stanley A. Rabin
--------------------------------------                      --------------------------------------
Laurence E. Hirsch, November 20, 1995                       Stanley A. Rabin, November 20, 1995
Director                                                    President, Chief Executive Officer
                                                            and Director
/s/ A. Leo Howell
--------------------------------------                      /s/ Marvin Selig
A. Leo Howell, November 20, 1995                            --------------------------------------
Vice President and Director                                 Marvin Selig, November 20, 1995
                                                            President - Steel Group
/s/ Walter F. Kammann                                       and Director
--------------------------------------
Walter F. Kammann, November 20, 1995                        /s/ Lawrence A. Engels
Director                                                    --------------------------------------
                                                            Lawrence A. Engels, November 20, 1995
/s/ Ralph E. Loewenberg                                     Vice President and
--------------------------------------                      Chief Financial Officer
Ralph E. Loewenberg, November 20, 1995
Director                                                    /s/ William B. Larson
                                                            --------------------------------------
                                                            William B. Larson November 20, 1995
                                                            Controller


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
 Commercial Metals Company
Dallas, Texas


We have audited the consolidated financial statements of Commercial Metals Company as of August 31, 1995 and 1994, and for each of the three years in the period ended August 31, 1995, and have issued our report thereon dated October 18, 1995 which is included herein. Our audits also included the consolidated financial statement schedule of Commercial Metals Company listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Dallas, Texas
October 18, 1995

                                 SCHEDULE  VIII


                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

                                ( In thousands )


Allowance for collection
losses deducted from notes
and accounts receivable:

                          Charged to    Charged    Deductions
                Balance,  profit and   to other      from      Balance
               beginning   loss or     accounts    reserves      end
    Year        of year     income      ( A )       ( B )      of year
  --------    ----------  ----------  ----------  ----------  ----------
    1993        $2,500      $1,998       $192       $1,473      $3,217

    1994         3,217       1,258        275        1,222       3,528

    1995*       $3,724      $1,084       $611         $676      $4,743


* Includes opening balance of $196 from the acquisition of the Owen Companies in November 1994.


( A )  Recoveries of accounts written off.

( B )  Write-off of uncollectible accounts.

                              INDEX TO EXHIBITS


Exhibit No.                        Description
-----------                       -------------
  (3)(i) Restated Certificate of Incorporation (Filed as Exhibit (3)(i)
               to the Company's Form 10-K for the fiscal year ended
               August 31, 1993 and incorporated herein by reference).

  (3)(i)a - Certificate of Amendment of Restated Certificate of Incorporation
               dated February 1, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E1

  (3)(i)b - Certificate of Amendment of Restated Certificate of Incorporation
               dated February 17, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E2

  (3)(ii) By-Laws (Filed as Exhibit (3)(ii) to the Company's
               Form 10-K for the fiscal year ended August 31, 1993 and incorporated hereby by reference).

  (4) Indenture between the Company and Chase Manhattan Bank dated as of July 31, 1995 (Filed as Exhibit 4.1 to the Company's
  Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

  (11)   Calculation of primary and fully diluted earnings per share  . . . . . . . . . . . . . . . .   E3

  (21)   Subsidiaries of Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E4

  (23)   Independent Auditors' consent to incorporation by reference into previously filed Registration Statements No. 033-61073 and No. 033-61075 on
  Form S-8 of report dated October 18, 1995 accompanying the consolidated financial statements of Commercial Metals Company and
  Subsidiaries for the year ended August 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . .   E5

  (27)   Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E6

