Form 10-Q
period 1995-11-30
COMMERCIAL METALS CO
filed 1996-01-11
CIK 22444

                                   FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549
                       ----------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  -------------------------------------------

For quarter ended November 30, 1995
Commission File Number  1-4304

                              COMMERCIAL METALS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                     75-0725338
--------------------------------                   ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)


                             7800 Stemmons Freeway
                  P. O. Box 1046    Dallas, Texas   75221
          -----------------------------------------------------------
                   ( Address of principal executive offices )
                                  ( Zip Code )


                             (214)  689-4300
          -----------------------------------------------------------
             ( Registrant's telephone number, including area code )



          -----------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

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

As of November 30, 1995 there were 14,902,247 shares of the Company's common Stock issued and outstanding excluding 1,230,336 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                     INDEX


                                                                Page No.
                                                               ---------
PART I  -  Financial Statements:

    Consolidated Balance Sheets -
       November 30, 1995 and August 31, 1995                     2 - 3


    Consolidated Statements of Earnings -
       Three Months ended November 30, 1995                          4
         and November 30, 1994


    Consolidated Statements of Cash Flows -
       Three Months ended November 30, 1995
         and November 30, 1994                                       5


    Consolidated Statement of Stockholders'
       Equity -  November 30, 1995                                   6


    Notes to Consolidated Financial Statements                       7


    Management's Discussion and Analysis of the
       Consolidated Financial Statements                        8 - 12


PART II - Other Information and Signatures                      13- 14

    Exhibit 11 (a) - Calculation of Primary and
       Fully Diluted Earnings per Share                             15

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                       ( In thousands except share data )


                                             November 30,     August 31,
                                                 1995           1995
                                              ----------      ---------
CURRENT ASSETS:

  Cash                                         $10,872         $21,018
  Accounts receivable (less allowance for
     collection losses of $4,965 and $4,743)   284,342         268,657
  Inventories                                  200,813         208,114
  Other                                         33,809          36,316
                                              --------        --------
              TOTAL CURRENT ASSETS             529,836         534,105


OTHER ASSETS                                     4,217           4,259


PROPERTY, PLANT, AND EQUIPMENT, at cost:

  Land                                          16,637          16,629
  Buildings                                     40,366          40,178
  Equipment                                    386,677         372,644
  Leasehold improvements                        17,746          16,972
  Construction in process                       12,718          10,282
                                              --------        --------
                                               474,144         456,705
  Less accumulated depreciation
       and amortization                       (257,124)       (246,966)
                                              --------        --------
                                               217,020         209,739


                                              --------        --------
                                              $751,073        $748,103
                                              ========        ========





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                       ( In thousands except share data )


                                             November 30,      August 31
                                                 1995            1995
                                             ------------      ---------
CURRENT LIABILITIES:
  Commercial paper                             $   --           $   --
  Notes payable                                  5,848            5,189
  Accounts payable                             112,592          107,906
  Other payables and accrued expenses          135,213          137,933
  Income taxes payable                           5,299            3,246
  Current maturities of long-term debt          14,084           14,108
                                              --------         --------
              TOTAL CURRENT LIABILITIES        273,036          268,382

DEFERRED INCOME TAXES                           21,393           18,553

LONG-TERM DEBT                                 155,840          158,004

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
       Preferred stock                             --               --

       Common stock, par value $5.00 a share;
         authorized 40,000,000 shares; issued
         16,132,583 shares, outstanding
         14,902,247 and 15,369,592 shares       80,663           80,663


  Additional paid-in capital                    12,476           11,946

  Retained earnings                            232,980          223,994
                                              --------         --------
                                               326,119          316,603
  Less treasury stock,
  1,230,336 and 762,991 shares at cost         (25,315)         (13,439)
                                              --------         --------
                                               300,804          303,164
                                              --------         --------
                                              $751,073         $748,103
                                              ========         ========



                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS


                      (  In thousands except share data  )



                                           Three Months ended
                                              November  30,
                                         ----------------------
                                            1995         1994
                                         ---------   ----------
REVENUES:

  Net sales                               $588,238     $411,434
  Other revenue                              1,981        2,304
                                         ---------   ----------
                                           590,219      413,738

COSTS AND EXPENSES:

  Cost of goods sold                       530,282      365,683
  Selling, general and
   administrative expenses                  35,712       27,324
  Interest expense                           3,697        3,029
  Employees' pension and
   profit sharing plans                      3,402        2,354
  Litigation accrual                          --          6,650
                                         ---------   ----------
                                           573,093      405,040


EARNINGS BEFORE INCOME TAX                  17,126        8,698

INCOME TAXES                                 6,294        2,326
                                         ---------   ----------
NET EARNINGS                               $10,832       $6,372
                                         =========   ==========


Net earnings per share                       $0.70        $0.44

Cash dividends per share                     $0.12        $0.12

Average shares outstanding              15,571,619   14,537,716





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (In thousands)               Three months ended
                                                         November 30,
                                                     ---------------------
                                                        1995        1994
--------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                        $10,832      $6,372
  Adjustments to earnings not requiring cash:
      Depreciation and amortization                    10,563       8,202
      Provision for losses on receivables                 256         331
      Other                                               (82)       (188)
                                                      -------     -------
  Cash flows from operations before changes in
    operating assets and liabilities                   21,569      14,717

  Changes in operating assets and liabilities
    net of effect of Owen acquisition:
      Decrease (increase) in accounts receivable      (17,090)      7,525
      Decrease (increase) in inventories                7,301      (4,887)
      Decrease (increase) in other assets               2,549         987
      Increase (decrease) in accounts payable,
         accrued expenses and income taxes              2,779     (12,271)
                                                      -------     -------

  Net Cash Flows from Operating Activities             17,108       6,071
--------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Owen Steel, net of cash acquired      (2,232)    (24,994)
  Temporary investments                                    --      13,168
  Purchase of property, plant and equipment            (9,359)     (5,018)
  Sales of property, plant and equipment                   82         188
                                                      -------     -------
  Net Cash Used by Investing Activities               (11,509)    (16,656)
--------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Commercial paper - net change                            --     (10,000)
  Notes payable - net change                              659      (6,253)
  New long-term debt                                       --      60,000
  Refinance long-term debt of acquisition                  --     (32,000)
  Payments on long-term debt                           (2,188)     (2,181)
  Stock issued under stock option/bonus plans             389      (1,315)
  Treasury stock acquired                             (12,759)         --
  Tax benefits related to stock option plan                --       1,332
  Dividends paid                                       (1,846)     (1,714)
                                                      -------     -------
  Net Cash Provided (Used by) Financing Activities    (15,745)      7,869
--------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                 (10,146)     (2,716)

Cash and Cash Equivalents at Beginning of Year         21,018      19,095
                                                      -------     -------
Cash and Cash Equivalents at End of Period            $10,872     $16,379
                                                      =======     =======

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                       ( In thousands except share data )


                                             Common Stock                                  Treasury Stock
                                        -----------------------     Add'l                ---------------------
                                         Number of                 Paid-In   Retained    Number of
                                          Shares        Amount     Capital   Earnings     Shares       Amount
                                        -----------   ---------   --------  ----------   ---------    --------
Balance September 1, 1995               16,132,583     $80,663     $11,946    $223,994    (762,991)   ($13,439)

   Net earnings for three months
     ended November 30, 1995                                                    10,832


   Cash dividends - $.12 a share                                                (1,846)


   Treasury stock acquired                                                                (527,600)    (12,759)


   Additonal treasury stock
     issued for Owen acquisition                                       550                  37,196         472


   Stock issued under stock option,
     purchase and bonus plans                                          (20)                 23,059         411


                                        ----------     -------     -------    --------   ---------     -------
Balance, November 30, 1995              16,132,583     $80,663     $12,476    $232,980  (1,230,336)   ($25,315)
                                        ==========     =======     =======    ========   =========     =======





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                                    Amount        Current   Long-Term
                                  Outstanding   Maturities     Debt
                                  -----------   ----------  ---------
 7.20%  notes due 2005              $100,000     $  --      $100,000
 8.49%  notes due 2001                42,857       7,143      50,000
 8.75%  note  due 1999                12,856       4,286      17,142
 8.15%  note  due 1996                             2,500       2,500
 Other                                   127         155         282

                                    --------    --------    --------
                                    $155,840     $14,084    $169,924
                                    ========    ========    ========


NOTE B  -  TAXES ON INCOME:

    Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C  -  QUARTERLY FINANCIAL DATA:

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1995, the results of operations for the three months then ended and cash flows for the same periods. The results of operations for the three month periods are not necessarily indicative of the results to be expected for a full year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED RESULTS OF OPERATIONS


                                               (in millions)

                                    1ST QTR                    1st Qtr
                                    FY 1996                    FY 1995
                                    -------                    -------
          Revenues                   $ 590                      $ 414

          Net earnings                10.8                        6.4

          Cash flow                   21.6                       14.7

          LIFO reserve                34.0                       21.4



SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

- Record first quarter net earnings, an increase of 70% over the same period last year.

- Record cash flow from operations, an increase of 47%.

- Steel Group achieved record sales, shipments, and profit for a first quarter.

- Marketing and Trading had a strong quarter.


CONSOLIDATED DATA

          The LIFO method of inventory valuation had the effect of increasing net earnings for the quarter $146 thousand (1 cent per share) compared to a decrease in net earnings of $73 thousand (1 cent per share) last year.

          In connection with its November 15,1994 acquisition of Owen Steel Company, Inc. and affiliates (Owen), the Company settled contingencies related to the net worth purchase price calculation and certain uncollected accounts receivable of Owen. The net worth adjustment resulted in the Company paying the former shareholders $3.2 million, half in cash and half in the Company's common stock as a purchase price adjustment. Conversely, the Company assigned certain uncollected accounts receivable to the former shareholders and was reimbursed $1.1 million. Under the acquisition agreement, the Company has until November 15,1996 to present certain claims against the portion of the purchase price remaining in escrow which was $4.4 million at November 30,1995.

          The first quarter of last year included a nonrecurring charge for litigation which reduced net earnings by $4.1 million. This was partially offset by a credit to income tax expense of $1.0 million resulting from the favorable resolution of tax issues with the Internal Revenue Service.


SEGMENT OPERATING DATA

          Revenues and operating profit by business segment are shown in the following table:

                                        Three months ended November 30,
                                        -------------------------------
                                              1995         1994
                                            --------     --------
REVENUES:
     Manufacturing                          $244,740     $161,738
     Recycling                               122,628      100,821
     Marketing and Trading                   236,107      162,463
     Corporate and Eliminations              (13,256)     (11,284)
                                            --------     --------
                                            $590,219     $413,738
                                            ========     ========

OPERATING PROFIT:
     Manufacturing                          $ 15,188     $ 13,822
     Recycling                                 1,514        2,269
     Marketing and Trading                     4,500        3,715
     Corporate and Eliminations                 (379)      (8,079)
                                            --------     --------
                                            $ 20,823     $ 11,727
                                            ========     ========

MANUFACTURING -

   Led by record Steel Group sales, shipments, and profits for a first quarter, the segment achieved a 51% increase in revenues and a 10% increase in operating profits. The SMI Owen companies were profitable for the quarter.

   First quarter records were set for steel mill tons melted, rolled and shipped. Shipments by the four mills totaled 409,000 tons or 31% higher than last year's first quarter (which excluded SMI South Carolina). SMI Birmingham's operating profits tripled. SMI Texas had a solid quarter despite a week's melt shop downtime due to an electrical fire. Estimated loss expenses were accrued without consideration of insurance recovery which is still pending.

   Results in our steel fabrication businesses were excellent with operating profits about two-thirds above last year. Fabricated shipments were 149,000 tons for the quarter versus 95,000 tons and the average selling price increased 8%.

   Copper Tube operating profits were down a third from last year; demand for plumbing tube weakened early in the quarter and spreads were under pressure. Shipments were 6% lower than the first quarter last year.

RECYCLING -

   The Recycling segment operating profit declined 33% compared with the same period last year, reflecting lower percentage gross margins on scrap processed. Prices for steel scrap, aluminum, copper and brass all declined during the quarter; however, scrap prices were mixed compared with 1995's first quarter. Scrap flow remained fairly good; the volume of ferrous scrap shipped increased 9% to 300,000 tons while nonferrous shipments increased 15% to 50,000 tons.

MARKETING AND TRADING -

   Operating income was 21% above last year on significantly higher revenues. In September, Dallas Trading exported the largest known single cargo shipment of steel scrap, 85,000 metric tons. For the quarter Intra-Asia steel trading was strong and steel marketing and distribution in Australia reported good results. Demand for nonferrous semis remained good. The global markets generally have an oversupply imbalance leading to intense competition and lower prices.

ENVIRONMENTAL ACTIVITIES

The Company is subject to federal, state and local pollution control laws and regulations in all locations where it has operating facilities. It anticipates that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.

In the ordinary course of conducting its business, the Company becomes involved in environmental litigation, administrative proceedings, and governmental investigations. Certain of these environmental matters or other proceedings may result in fines, penalties or judgments against the Company which may have a material impact on earnings for a particular quarter. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to losses in connection with such matters, it makes timely accruals as warranted. It is the opinion of the Company's management that the outcome of such proceedings, individually or in the aggregate, are not expected to have a material adverse effect on the business or consolidated financial position of the Company.

OUTLOOK

   It appears that markets will remain weaker during the second quarter but consumption in the U.S. should reaccelerate once inventory levels are corrected and the drop in interest rates begins to work its way through the economy. Underlying construction markets are firm, however, the manufacturing sector is sluggish. The Southwest and Southeast U.S. markets are expected to continue to do well. The economies in Asia should pick up after the current pause. Europe is weaker but interest rate cuts should help.

LIQUIDITY

   Cash flow from operations before changes in operating assets and liabilities was $21.6 million, a record first quarter. Depreciation expense increased from $8.2 million to $10.6 million due mainly to the SMI Owen acquisition. Accounts receivable increased $17.1 million since August 31 due to increased business activity. The Company invested $9.4 million in capital expenditures as part of its anticipated $61 million annual capital program.

   During the quarter the Company repurchased 527,600 shares of common stock at an average cost of $24.19 per share including 350,000 shares at $24 per share from former Owen shareholders. At November 30,1995 there were 14,902,247 shares issued and outstanding with 1,230,336 shares held in the Company's treasury. Stockholders' equity at November 30,1995 was $301 million or $20.19 per share.

   Net working capital was $257 million at November 30,1995 compared to $266 million at August 31,1995. The current ratio was 1.9 compared to 2.0 at August 31,1995. The Company's effective tax rate for the first quarter was 36.8%; the rate for the comparable quarter last year was 26.7% due to a credit of $1 million to income tax expense from the favorable resolution of tax issues with the Internal Revenue Service.

Long-term debt as a percent of total capitalization was 32.6% at November 30,1995 compared to 32.9% at August 31,1995. The ratio of total debt to total capitalization plus short-term debt stood at 35%.

PART II      OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1995 filed November 27, 1995, with the Securities and Exchange Commission.


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


                                        COMMERCIAL METALS COMPANY



                                        /s/ Lawrence A. Engels
January 11, 1996                        Lawrence A. Engels
                                        Vice President, Treasurer
                                        & Chief Financial Officer



                                        /s/ William B. Larson
January 11, 1996                        William B. Larson
                                        Controller

                              INDEX TO EXHIBITS


Exhibit No.     Description
-----------     -----------

    11.         Computation of Per Share Earnings

                (a)  Calculation of Primary and Fully
                     Diluted Earnings Per Share

    27.         Financial Data Schedule