Form 10-Q
period 1996-02-29
COMMERCIAL METALS CO
filed 1996-04-12
CIK 22444

                                   FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549

                  -------------------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  -------------------------------------------

For quarter ended February 29, 1996
Commission File Number  1-4304

                          COMMERCIAL METALS COMPANY
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                                               75-0725338
- -------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                             7800 Stemmons Freeway
                  P. O. Box 1046    Dallas, Texas   75221
             ------------------------------------------------------
                   ( Address of principal executive offices )
                                  ( Zip Code )


                                 (214)  689-4300
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

As of February 29, 1996 there were 15,023,111 shares of the Company's common stock issued and outstanding excluding 1,109,472 shares held in the Company's treasury.

                 COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                     INDEX


                                                                Page No.
                                                                --------
PART I  -  Financial Statements:

    Consolidated Balance Sheets -
       February 29, 1996 and August 31, 1995                     2 - 3


    Consolidated Statements of Earnings -
       Three months and six months ended
         February 29, 1996 and February 28, 1995                     4


    Consolidated Statements of Cash Flows -
       Six months ended February 29, 1996
         and February 28, 1995                                       5


    Consolidated Statement of Stockholders'
       Equity -  February 29, 1996                                   6


    Notes to Consolidated Financial Statements                       7


    Management's Discussion and Analysis of the
       Consolidated Financial Statements                        8 - 12


PART II - Other Information and Signatures                      13- 15

    Exhibit 11 (a) - Calculation of Primary and
       Fully Diluted Earnings per Share                             16

                 COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                       ( In thousands except share data )


                                                    February 29,  August 31,
                                                        1996         1995
                                                    ------------  ----------
CURRENT ASSETS:

  Cash                                                 $10,978      $21,018
  Accounts receivable (less allowance for
     collection losses of $5,221 and $4,743)           294,108      268,657
  Inventories                                          215,539      208,114
  Other                                                 31,866       36,316
                                                      --------     --------
              TOTAL CURRENT ASSETS                     552,491      534,105


OTHER ASSETS                                             4,878        4,259


PROPERTY, PLANT, AND EQUIPMENT, at cost:

  Land                                                  16,637       16,629
  Buildings                                             42,206       40,178
  Equipment                                            389,993      372,644
  Leasehold improvements                                17,821       16,972
  Construction in process                               17,334       10,282
                                                      --------     --------
                                                       483,991      456,705
  Less accumulated depreciation
       and amortization                               (265,974)    (246,966)
                                                      --------     --------
                                                       218,017      209,739

                                                      --------     --------
                                                      $775,386     $748,103
                                                      ========     ========





               See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                       ( In thousands except share data )


                                                    February 29,  August 31,
                                                        1996         1995
                                                    ------------  ----------
CURRENT LIABILITIES:
  Commercial paper                                     $30,000     $   --
  Notes payable                                         30,142        5,189
  Accounts payable                                     105,166      107,906
  Other payables and accrued expenses                  110,403      137,933
  Income taxes payable                                   6,176        3,246
  Current maturities of long-term debt                  11,557       14,108
                                                      --------     --------
              TOTAL CURRENT LIABILITIES                293,444      268,382

DEFERRED INCOME TAXES                                   21,393       18,553

LONG-TERM DEBT                                         148,676      158,004

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
       Preferred stock                                    --           --

       Common stock, par value $5.00 a share;
         authorized 40,000,000 shares; issued
         16,132,583 shares, outstanding
         15,023,111 and 15,369,592 shares               80,663       80,663


  Additional paid-in capital                            12,959       11,946

  Retained earnings                                    241,205      223,994
                                                      --------     --------
                                                       334,827      316,603
  Less treasury stock,
  1,109,472 and 762,991 shares at cost                 (22,954)     (13,439)
                                                      --------     --------
                                                       311,873      303,164

                                                      --------     --------
                                                      $775,386     $748,103
                                                      ========     ========

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                      (  In thousands except share data  )


                               Three months ended         Six months ended
                              February     February     February      February
                                 29,         28,           29,          28,
                              ---------------------     ----------------------
                                1996         1995         1996         1995
                              --------     --------     --------     ---------
REVENUES:

  Net sales                   $514,855     $530,907   $1,103,093     $942,341
  Other revenue                  3,326        2,060        5,307        4,364
                            ----------   ----------   ----------   ----------
                               518,181      532,967    1,108,400      946,705
COSTS AND EXPENSES:

  Cost of goods sold           457,227      472,703      987,509      838,386
  Selling, general and
   administrative expenses      37,700       37,280       73,412       64,604
  Interest expense               4,160        4,168        7,857        7,197
  Employees' pension and
   profit sharing plans          3,269        2,698        6,671        5,052
  Litigation accrual              --           --           --          6,650
                            ----------   ----------   ----------   ----------
                               502,356      516,849    1,075,449      921,889

EARNINGS BEFORE INCOME TAX      15,825       16,118       32,951       24,816

INCOME TAXES                     5,815        5,841       12,109        8,167
                            ----------   ----------   ----------   ----------
NET EARNINGS                   $10,010      $10,277      $20,842      $16,649
                            ==========   ==========   ==========   ==========

Net earnings per share           $0.67        $0.67        $1.36        $1.11

Cash dividends per share         $0.12        $0.12        $0.24        $0.24

Average shares outstanding  15,025,543   15,451,182   15,298,581   14,994,449





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (In thousands)            Six months ended
                                                      Feb. 29,     Feb. 28,
                                                    ------------------------
                                                        1996         1995
- ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                         $20,842      $16,649
  Adjustments to earnings not requiring cash:
      Depreciation and amortization                     21,056       19,045
      Provision for losses on receivables                  882        1,149
      Other                                               (156)        (220)
                                                       -------      -------
  Cash flows from operations before changes in
    operating assets and liabilities                    42,624       36,623

  Changes in operating assets and liabilities
    (net of effect of Owen acquisition):
      Decrease (increase) in receivables               (27,482)     (11,991)
      Decrease (increase) in inventories                (7,425)     (23,024)
      Decrease (increase) in other assets                3,831       (1,498)
      Increase (decrease) in accounts payable,
         accrued expenses and income taxes             (28,580)      (8,500)
                                                       -------      -------

  Net Cash Used by Operating Activities                (17,032)      (8,390)
- ----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Owen Steel, net of cash acquired       (2,232)     (24,994)
  Temporary investments                                    --        19,174
  Purchase of property, plant and equipment            (20,849)     (11,759)
  Sales of property, plant and equipment                   156          220
                                                       -------      -------
  Net Cash Used by Investing Activities                (22,925)     (17,359)
- ----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Commercial paper - net change                         30,000      (10,000)
  Notes payable - net change                            24,953        5,364
  New long-term debt                                       --        60,000
  Refinance long-term debt of acquisition                  --       (32,000)
  Payments on long-term debt                           (11,879)      (2,352)
  Stock issued under stock option/bonus plans            3,939        1,580
  Treasury stock acquired                              (13,465)         --
  Tax benefits related to stock option plan                --         1,451
  Dividends paid                                        (3,631)      (3,536)
                                                       -------      -------
  Net Cash Provided by Financing Activities             29,917       20,507
- ----------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                  (10,040)      (5,242)

Cash and Cash Equivalents at Beginning of Year          21,018       19,095
                                                       -------      -------
Cash and Cash Equivalents at End of Period             $10,978      $13,853
                                                       =======      =======

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                       ( In thousands except share data )


                                             Common Stock                                   Treasury Stock
                                        -----------------------     Add'l                ---------------------
                                         Number of                 Paid-In   Retained    Number of
                                          Shares        Amount     Capital   Earnings     Shares       Amount
                                        -----------   ---------   --------  ----------   ---------    --------
Balance September 1, 1995               16,132,583     $80,663     $11,946    $223,994    (762,991)   ($13,439)

   Net earnings for six months
     ended February 29, 1996                                                    20,842


   Cash dividends - $.24 a share                                                (3,631)


   Treasury stock acquired                                                                (557,600)    (13,465)


   Additonal treasury stock
     issued for Owen acquisition                                       552                  37,196         472


   Stock issued under stock option,
     purchase and bonus plans                                          461                 173,923       3,478


                                        ----------     -------     -------    --------   ---------     -------
Balance, February 29, 1996              16,132,583     $80,663     $12,959    $241,205  (1,109,472)   ($22,954)
                                        ==========     =======     =======    ========   =========     =======





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                                    Long-Term    Current      Amount
                                      Debt      Maturities  Outstanding
                                    ---------   ----------  -----------
 7.20%  notes due 2005              $100,000     $  --      $100,000
 8.49%  notes due 2001                35,715       7,143      42,858
 8.75%  note  due 1999                12,856       4,286      17,142

 Other                                   105         128         233

                                    --------    --------    --------
                                    $148,676     $11,557    $160,233
                                    ========    ========    ========


NOTE B  -  TAXES ON INCOME:

    Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C  -  QUARTERLY FINANCIAL DATA:

     In  the  opinion  of  Management,  the  accompanying   unaudited
consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial
position  as  of  February  29, 1996,  the results of operations for the   six
months then ended and cash flows for the same periods. The results of operations for the six month periods are not necessarily indicative of the results to be expected for a full year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED RESULTS OF OPERATIONS

                                      (in millions)

                                 2ND QTR        2nd Qtr
                                 FY 1996        FY 1995
                                 -------        -------
     Revenues                     $ 518          $ 533

     Net earnings                  10.0           10.3

     Cash flow                     21.1           21.9

     LIFO reserve                  32.9           23.5


                               SIX MONTHS      Six Months
                                 FY 1996         FY 1995
                               ----------      ----------
     Revenues                   $ 1,108          $ 947

     Net earnings                  20.8           16.6

     Cash flow                     42.6           36.6


SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

- - Earnings per share matched the prior year record second quarter resulting in record first half net earnings

- - Steel Group attained record second quarter sales and profits despite weaker markets and poor weather

- - Recycling segment had a respectable but lower quarter than the prior year

- - Marketing and trading operating profit up despite intense competition and global oversupply

The LIFO method of inventory valuation increased net earnings for the quarter $722 thousand (5 cents per share) compared to a decrease of $1.3 million (9 cents per share) last year.

For the six months net earnings were $868 thousand higher (6 cents per share) compared to a decrease of $1.4 million (9 cents per share) last year.

SEGMENT OPERATING DATA

     Revenues and operating profit by business segment are shown in the following table:

                                 Three months ended       Six months ended
                                  Feb 29    Feb 28       Feb 29      Feb 28
                                   1996      1995         1996        1995
                                --------   --------    ----------   --------
REVENUES:
     Manufacturing              $239,803   $243,396      $484,543   $405,134
     Recycling                   109,774    133,785       232,402    234,606
     Marketing and
         Trading                 177,648    168,251       413,755    330,714
     Corporate and
         Eliminations             (9,044)   (12,465)      (22,300)   (23,749)
                                --------   --------    ----------   --------
                                $518,181   $532,967    $1,108,400   $946,705

OPERATING PROFIT:
     Manufacturing              $ 13,603   $ 11,247    $   28,791   $ 25,069
     Recycling                     2,644      6,351         4,158      8,620
     Marketing and
         Trading                   4,211      3,752         8,711      7,466
     Corporate and
         Eliminations               (473)    (1,064)         (852)    (9,142)
                                --------   --------    ----------   --------
                                $ 19,985   $ 20,286    $   40,808   $ 32,013


MANUFACTURING -

     Led by record Steel Group sales and profits, the segment achieved a 21% increase in operating profit above last year's comparable quarter. Tons melted and rolled were down 8% and 13%, respectively, versus the second quarter last year as three of the four mills were affected by adverse weather and steel markets were seasonally weaker. Shipments by the four minimills totaled 386,000 tons or 4% higher, whereas average selling prices decreased 3%.

     SMI-Texas, SMI-Birmingham, and SMI-Arkansas all had increased operating profits compared to the prior year quarter. SMI-Texas shipments were 4% above last year. Insurance claims for the first quarter electrical fire are still pending. SMI-Birmingham tonnages were consistent with last year despite losing almost a week of production due to adverse weather. SMI-Arkansas shipments were lower. SMI- South Carolina operated at a lower level of production; coupled with higher shipments than the prior year, it was able to reduce inventories.

     The steel fabrication businesses recorded significantly higher profits on improved selling prices and shipments increased 6% to 154,000 tons for the quarter. The SMI Owen companies are profitable for the year to date.

     Copper Tube operating profits remained down compared with last year. Shipments were flat but prices remained under pressure causing margins to shrink.

RECYCLING -

     Demand for scrap remains steady but with weaker prices, operating profits for the segment were well below last year's outstanding second quarter. The volume of scrap processed and shipped within the segment decreased 4% to 341,000 tons. Revenues were down 18% with average steel scrap prices historically high but about $9 per ton below last year's very strong second quarter. Margins were lower than last year, with virtually all product lines showing declines especially aluminum.

MARKETING AND TRADING -

     Operating income for the segment was 12% higher than last year on a revenue increase of 6%. Demand for nonferrous semis, primary metals, secondary metals and industrial raw materials remained good although excessive customer inventories impacted sales and margins. Global steel sales were modestly higher but margins were significantly lower because of intense competition and the global oversupply. Regional trade picked up and marketing and distribution is increasing. The Company is expanding its distribution capacity in Australia which should come on line by fiscal year end.

OTHER REVENUES -

     Other revenues increased primarily due to interest recovered on a loss in a prior year.

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


OUTLOOK

      Shipments should accelerate in the second half with an increase in steel prices. The direction of nonferrous markets is uncertain. The inventory correction is running its course and the underlying end use markets are sound. Conditions in the construction sector are mostly positive; private nonresidential construction and housing sales are stronger while highway and public building construction is firm. The Southwest and Southeast should continue to outperform the nation. The manufacturing sector is sluggish both here and abroad but industrial activity appears to be increasing again. The steel market in Mexico is showing some recovery. Europe remains weak, but there are signs of a modest improvement in Japan and activity in the Pacific Rim is at a decent level.

LIQUIDITY

      Cash flow from operations before changes in operating assets and liabilities for the six months was $43 million compared to $37 million last year. Depreciation expense increased from $19 million to $21 million due to the SMI Owen acquisition and increases in capital assets in the Recycling segment. Accounts receivable increased $27.5 million since August 31 due to increased business activity. Accounts payable and accrued expenses have decreased $28.6 million with a consequent increase in short term borrowings. The Company invested $20.8 million in capital expenditures as part of its anticipated $61 million annual capital program.

      During the quarter the Company repurchased 30,000 shares of common stock at an average cost of $23.52. This brought year to date repurchases to 557,600 shares at an average cost of $24.15. At February 29,1996 there were 15,023,111 shares issued and outstanding with 1,109,472 shares held in the Company's treasury. Stockholders' equity was $312 million or $20.76 per share.

      Net working capital was $259 million at February 29,1996 compared to $266 million at August 31,1995. The current ratio was 1.9 compared to 2.0 at August 31,1995. The Company's effective tax rate for the six months was 36.7%; the rate for the comparable period last year was 32.9% due to a credit of $1 million to income tax expense from the favorable resolution of tax issues with the Internal Revenue Service.

      Long-term debt as a percent of total capitalization was 30.8% at February 29,1996 compared to 32.9% at August 31,1995. The ratio of total debt to total capitalization plus short-term debt stood at 39.8%.

PART II          OTHER INFORMATION


         ITEM 1.   LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1995 filed November 27, 1995, with the Securities and Exchange Commission. With regard to the litigation described in that Form 10-K involving CMC Oil Company, a wholly-owned subsidiary of the Company, the November 3, 1995, Judgment of the United States Court of Appeals for the Federal Circuit is a final, non-appealable order. CMC Oil Company did not appeal the Judgment. CMC Oil does not have sufficient assets to satisfy the judgment. No claim has been asserted against Commercial Metals Company in connection with this litigation. Commercial Metals Company will vigorously contest liability should any such claim be asserted.



         ITEM 2.   CHANGES IN SECURITIES

                   Not Applicable



         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                   Not Applicable



         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the registrant's annual meeting of stockholders held January 25, 1996, a total of 13,599,057 shares of common stock or approximately 88% percent of those outstanding and entitled to vote were present in person or by proxy. There was no solicitation in opposition to management's nominees and all such nominees were elected as set forth in the following tabulation:


Nominee                        Votes For               Votes Withheld
- -------                        ---------               --------------
Laurence E. Hirsch             13,517,580                  81,477
A. Leo Howell                  13,438,290                 160,767
Dorothy G. Owen                13,445,670                 153,387

         The stockholders approved the ratification of the appointment of Deloitte & Touche as auditors of the registrant for the fiscal year ending August 31, 1996, by the following vote:

         For              Against          Abstentions and Broker Non-Votes
         ---              -------          --------------------------------
    13,558,915            20,974                  19,168



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

                         27.1     Restated Financial Data

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMMERCIAL METALS COMPANY



April 12, 1996                          /s/ LAWRENCE A. ENGELS
                                        ----------------------
                                        Lawrence A. Engels
                                        Vice President, Treasurer
                                        & Chief Financial Officer




April 12, 1996                          /s/ WILLIAM B. LARSON
                                        ---------------------
                                        William B. Larson
                                        Controller

                              INDEX TO EXHIBITS
                              -----------------


EXHIBIT
  NO.                   DESCRIPTION
- -------                 -----------

 11             Computation of Per Share Earnings

                (a)     Calculation of Primary and Fully
                        Diluted Earnings Per Share

 27             Financial Data Schedule

 27.1           Restated Financial Data