Form 10-Q
period 1996-05-31
COMMERCIAL METALS CO
filed 1996-07-12
CIK 22444

                                   FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 2O549
                      ____________________________________


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  ___________________________________________


For quarter ended May 31, 1996
Commission File Number  1-4304

                           COMMERCIAL METALS COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       75-0725338
- --------------------------------                --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)


                             7800 Stemmons Freeway
                       P. O. Box 1046 Dallas, Texas 75221
- --------------------------------------------------------------------------------
                   ( Address of principal executive offices )
                                  ( Zip Code )


                                 (214) 689-4300
- --------------------------------------------------------------------------------
             ( Registrant's telephone number, including area code )



- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   X    No
                                                           -------   -------

As of May 31, 1996 there were 15,069,251 shares of the Company's common stock issued and outstanding excluding 1,063,332 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   __________________________________________

                                     INDEX
                                     _____


                                                                   Page No.
                                                                   ________
PART I  -  Financial Statements:

    Consolidated Balance Sheets -
       May 31, 1996 and August 31, 1995                             2 - 3


    Consolidated Statements of Earnings -
       Three months and nine months ended                               4
         May 31, 1996 and 1995


    Consolidated Statements of Cash Flows -
       Nine months ended May 31, 1996 and 1995
                                                                        5


    Consolidated Statement of Stockholders'
       Equity -  May 31, 1996                                           6


    Notes to Consolidated Financial Statements                          7


    Management's Discussion and Analysis of the
       Consolidated Financial Statements                           8 - 12


PART II - Other Information and Signatures                         13- 15

    Exhibit 11 (a) - Calculation of Primary and
       Fully Diluted Earnings per Share                                16

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   __________________________________________

                          CONSOLIDATED BALANCE SHEETS
                          ___________________________

                                     ASSETS
                                     ______

                       ( In thousands except share data )


                                                    May 31,     August 31,
                                                     1996         1995
                                                  ----------   ----------
CURRENT ASSETS:

     Cash                                         $   19,055   $   21,018
     Accounts receivable (less allowance for
        collection losses of $5,395 and $4,743)      310,839      268,657
     Inventories                                     192,584      208,114
     Other                                            31,940       36,316
                                                  ----------   ----------
                          TOTAL CURRENT ASSETS       554,418      534,105


OTHER ASSETS                                           4,811        4,259


PROPERTY, PLANT, AND EQUIPMENT, at cost:

     Land                                             16,665       16,629
     Buildings                                        42,761       40,178
     Equipment                                       400,293      372,644
     Leasehold improvements                           18,836       16,972
     Construction in process                          16,370       10,282
                                                  ----------   ----------
                                                     494,925      456,705
     Less accumulated depreciation
          and amortization                          (275,773)    (246,966)
                                                  ----------   ----------
                                                     219,152      209,739


                                                  ----------   ----------
                                                  $  778,381   $  748,103
                                                  ==========   ==========



                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   __________________________________________

                          CONSOLIDATED BALANCE SHEETS
                          ___________________________

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ____________________________________

                       ( In thousands except share data )


                                                        May 31,    August 31,
                                                         1996         1995
                                                      ----------   ----------
CURRENT LIABILITIES:
     Commercial paper                                 $    5,000   $     --
     Notes payable                                        37,480        5,189
     Accounts payable                                    104,813      107,906
     Other payables and accrued expenses                 121,220      137,933
     Income taxes payable                                  7,518        3,246
     Current maturities of long-term debt                 11,526       14,108
                                                      ----------   ----------
                          TOTAL CURRENT LIABILITIES      287,557      268,382

DEFERRED INCOME TAXES                                     21,393       18,553

LONG-TERM DEBT                                           146,519      158,004

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Capital stock:
          Preferred stock                                   --           --

          Common stock, par value $5.00 a share;
            authorized 40,000,000 shares; issued
            16,132,583 shares, outstanding
            15,069,251 and 15,369,592 shares              80,663       80,663


     Additional paid-in capital                           12,837       11,946

     Retained earnings                                   251,412      223,994
                                                      ----------   ----------
                                                         344,912      316,603
     Less treasury stock,
     1,063,332 and 762,991 shares at cost                (22,000)     (13,439)
                                                      ----------   ----------
                                                         322,912      303,164

                                                      ----------   ----------
                                                      $  778,381   $  748,103
                                                      ==========   ==========


                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   __________________________________________

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      ___________________________________


                       ( In thousands except share data )


                                  Three months ended           Nine months ended
                                        May 31,                     May 31,
                               -------------------------   -------------------------
                                   1996          1995         1996          1995
                               -----------   -----------   -----------   -----------
REVENUES:

    Net sales                  $   634,569   $   572,520   $ 1,737,662   $ 1,514,861
    Other revenue                    4,575         1,632         9,882         5,996
                               -----------   -----------   -----------   -----------
                                   639,144       574,152     1,747,544     1,520,857

COSTS AND EXPENSES:

    Cost of goods sold             572,906       512,150     1,560,415     1,350,536
    Selling, general and
     administrative expenses        39,817        36,685       113,229       101,289
    Interest expense                 4,215         4,197        12,072        11,394
    Employees' pension and
     profit sharing plans            3,423         3,024        10,094         8,076
    Litigation accrual                --            --            --           6,650
                               -----------   -----------   -----------   -----------
                                   620,361       556,056     1,695,810     1,477,945


EARNINGS BEFORE INCOME TAXES        18,783        18,096        51,734        42,912

INCOME TAXES                         6,771         6,725        18,880        14,892
                               -----------   -----------   -----------   -----------
NET EARNINGS                   $    12,012   $    11,371   $    32,854   $    28,020
                               ===========   ===========   ===========   ===========


Net earnings per share         $      0.79   $      0.73   $      2.15   $      1.85

Cash dividends per share       $      0.12   $      0.12   $      0.36   $      0.36

Average shares outstanding      15,231,431    15,533,894    15,276,198    15,174,264





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   __________________________________________
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     _____________________________________
                                 (In thousands)

                                                        Nine months ended
                                                              May 31,
                                                   -----------------------------
                                                         1996        1995
- --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                      $ 32,854    $ 28,020
     Adjustments to earnings not requiring cash:
         Depreciation and amortization                   31,330      27,940
         Provision for losses on receivables              1,414       1,509
         Other                                             (286)       (321)
                                                       --------    --------
     Cash flows from operations before changes in
       operating assets and liabilities                  65,312      57,148

     Changes in operating assets and liabilities
       (net of effect of Owen acquisition):
         Decrease (increase) in receivables             (44,745)      4,559
         Decrease (increase) in inventories              15,530     (41,495)
         Decrease (increase) in other assets              3,824       5,498
         Increase (decrease) in accounts payable,
            accrued expenses and income taxes           (16,774)      5,617
                                                       --------    --------

     Net Cash Provided by Operating Activities           23,147      31,327
- -------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Owen Steel, net of cash acquired     (2,232)    (24,994)
     Temporary investments                                           19,174
     Purchase of property, plant and equipment          (32,258)    (22,412)
     Sales of property, plant and equipment                 286         321
                                                       --------    --------
     Net Cash Used by Investing Activities              (34,204)    (27,911)
- -------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Commercial paper - net change                        5,000     (10,000)
     Notes payable - net change                          32,291     (22,452)
     New long-term debt                                              60,000
     Refinance long-term debt of acquisition                        (32,000)
     Payments on long-term debt                         (14,067)     (4,541)
     Stock issued under stock option/bonus plans          4,771       1,911
     Treasury stock acquired                            (13,465)
     Tax benefits related to stock option plan                        1,593
     Dividends paid                                      (5,436)     (5,372)
                                                       --------    --------
     Net Cash Provided by Financing Activities            9,094     (10,861)
- -------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                    (1,963)     (7,445)

Cash and Cash Equivalents at Beginning of Year           21,018      19,095
                                                       --------    --------
Cash and Cash Equivalents at End of Period             $ 19,055    $ 11,650
                                                       ========    ========

                See notes to consolidated financial statements.
                                     Page 5

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                 ______________________________________________

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ______________________________________________



                       ( In thousands except share data )


                                              Common Stock                                             Treasury Stock
                                       --------------------------       Add'l                       ---------------------
                                        Number of                      Paid-In         Retained     Number of
                                         Shares          Amount        Capital         Earnings      Shares       Amount
                                       -----------      ---------      --------       ----------    ---------    --------
Balance September 1, 1995              16,132,583    $    80,663    $    11,946   $   223,994      (762,991)   ($   13,439)

   Net earnings for nine months
     ended May 31, 1996                                                                32,854


   Cash dividends - $.36 a share                                                       (5,436)


   Treasury stock acquired                                                                         (557,600)       (13,465)


   Additonal treasury stock
     issued for Owen acquisition                                            552                      37,196            472


   Stock issued under stock option,
     purchase and bonus plans                                               339                     220,063          4,432


                                      -----------    -----------    -----------   -----------   -----------    -----------
Balance, May 31, 1996                  16,132,583    $    80,663    $    12,837   $   251,412    (1,063,332)   ($   22,000)
                                      ===========    ===========    ===========   ===========   ===========    ===========









                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   __________________________________________

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   __________________________________________



NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                                  Long-Term       Current        Amount
                                     Debt        Maturities    Outstanding
                                 ------------   ------------   ------------

        7.20% notes due 2005     $    100,000   $       --     $    100,000
        8.49% notes due 2001           35,714          7,143         42,857
        8.75% note due 1999            10,713          4,286         14,999

              Other                        92             97            189

                                 ------------   ------------   ------------
                                 $    146,519   $     11,526   $    158,045
                                 ============   ============   ============


NOTE B  -  TAXES ON INCOME:

     Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C  -  QUARTERLY FINANCIAL DATA:

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1996, the results of operations for the nine months then ended and cash flows for the same periods. The results of operations for the nine month periods are not necessarily indicative of the results to be expected for a full year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

                                 3RD QTR         3rd Qtr
                                 FY 1996         FY 1995
                                 -------         -------
     Revenues                     $ 639          $ 574

     Net earnings                  12.0           11.4

     Cash flow                     22.6           20.5

     LIFO reserve                  32.8           26.3

                              NINE MONTHS     Nine Months
                                FY 1996         FY 1995
                                -------         -------
     Revenues                   $ 1,748         $1,521

     Net earnings                  32.9           28.0

     Cash flow                     65.3           57.1


SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

- - Record earnings and cash flow for the quarter and the nine months

- - Best third quarter for the CMC Steel Group

- - Partial settlement on fire loss at SMI Texas

- - Improved operating profit for the Recycling segment

- - Consistent quarter for the Marketing and Trading segment

The Lifo method of inventory valuation increased net earnings for the quarter $91 thousand (1 cent per share) compared to a decrease of $1.8 million (12 cents per share) last year. For the nine months net earnings were $959 thousand higher (6 cents per share) compared to a decrease of $3.2 million (21 cents per share) last year.

SEGMENT OPERATING DATA

     Revenues and operating profit by business segment are shown in the following table:

                         Three months ended                Nine months ended
                        May 31          May 31          May 31          May 31
                         1996            1995            1996            1995
                     ------------    ------------    ------------    ------------
REVENUES:
     Manufacturing   $    266,462    $    249,017    $    751,005    $    654,151
     Recycling            122,297         138,386         354,699         372,992
     Marketing and
      Trading             264,215         200,694         677,970         531,278
     Corporate and
      Eliminations        (13,830)        (13,945)        (36,130)        (37,564)
                     ------------    ------------    ------------    ------------
                     $    639,144    $    574,152    $  1,747,544    $  1,520,857


OPERATING PROFIT:
     Manufacturing   $     16,804    $     16,464    $     45,595    $     41,533
     Recycling              2,638           2,393           6,796          11,013
     Marketing and
      Trading               4,391           4,429          13,102          11,877
     Corporate and
      Eliminations           (835)           (993)         (1,687)        (10,117)
                     ------------    ------------    ------------    ------------
                     $     22,998    $     22,293    $     63,806    $     54,306


MANUFACTURING -

With record shipments overcoming generally weaker prices, the Manufacturing segment's operating profits were 2% higher than last year's comparable quarter and significantly ahead of the previous quarter. The CMC Steel Group achieved record revenues, shipments, and profits for a third quarter with results moderately better than the excellent third quarter last year.

Shipments by the four minimills totaled a record 474,000 tons or 16% higher than last year's comparable quarter whereas average selling prices decreased 5% and scrap costs were relatively flat. Mill operating profits were well ahead of the previous quarter but slightly behind last year's third quarter. Results included $1.8 million of other income from an insurance recovery for property damage at SMI-Texas last October. A related claim for losses due to business interruption is still outstanding.

The steel fabrication businesses shipped 173,000 tons, 7% higher than last year's third quarter and 12% above the previous quarter. Operating profits were ahead of last year's third quarter, aided by a slight increase in selling prices. The SMI-Owen group was profitable for the quarter and for the year to date.

Copper Tube operating profits were up 9% over last year although gross margins remained under pressure. Copper tube shipments were 10% lower than the third quarter last year but encouraging in light of the volatility of the copper market. Demand for plumbing tube is good and sales and spreads have improved recently.

RECYCLING -

The Recycling segment recorded a 10% increase in operating profit compared with last year's period, reflecting improved gross margins on scrap processed. Domestic demand for scrap was good, but not as strong as last year, and exports were weaker except for Mexico. Intake was below last year. Steel scrap prices were slightly lower than the third quarter of last year but very steady with prices in the previous quarter. Shipments were down 22,000 tons to 303,000 tons. Nonferrous prices gyrated dramatically; aluminum scrap prices declined 16% and copper prices were about 6% lower. Overall nonferrous shipments were down 3% to 53,000 tons.

MARKETING AND TRADING -

Competition was especially severe in the Marketing and Trading segment. Although revenues and shipments were significantly higher, operating income was unchanged compared to the prior year's third quarter. Unit margins declined as customers continue to reduce inventories in a period of general over supply. The marketing and distribution business continued to be good. Revenues from nonferrous metals and products decreased but profits were about the same. Profits from secondary metals improved. Results for other raw materials including minerals, refractories and building materials were steady.

OTHER

On April 30,1996 the Company filed suit against the four representatives (one of whom is a current director of the Company) of the former Owen Steel Company stockholders for failure to release from escrow funds for claims totaling approximately $2,400,000 paid subsequent to acquisition on exposures that existed at the acquisition date. The stockholder representatives have filed a response and counterclaims.

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

OUTLOOK

The outlook remains favorable. The underlying economic conditions appear to be improving, including some recovery in Japan. The necessary inventory correction has been accomplished in the U.S.A. and is underway in most other key markets. Most importantly, during the quarter we began to implement modest price increases in the U.S. on reinforcing bar and merchant shapes. Steel fabrication markets generally are firm, margins on copper tube have widened and ferrous scrap markets are steady. Nonferrous metal prices are weaker and continue to be extremely volatile, particularly copper, but demand is satisfactory.

LIQUIDITY

     Cash flow from operations before changes in operating assets and liabilities for the nine months was $65 million compared to $57 million last year. Depreciation expense increased from $28 million to $31 million due to the SMI Owen acquisition and current year capital expenditures. Accounts receivable increased $44.7 million since August 31 principally due to increased third quarter activity in the Marketing and Trading segment. Inventories have declined $15.5 million since year end based on strong shipments in the third quarter. Accounts payable and accrued expenses have decreased $16.8 million but short term borrowings increased $37.3 million to fund working capital requirements. The Company invested $32.3 million in capital expenditures as part of its annual capital program which is now estimated to be $45-50 million for this year.

     At May 31,1996, there were 15,069,251 common shares issued and outstanding with 1,063,332 shares held in the Company's treasury. Stockholders' equity was $323 million or $21.43 per share.

     Net working capital was $267 million at May 31,1996 compared to $266 million at August 31,1995. The current ratio was 1.9 compared to 2.0 at August 31,1995. The Company's effective tax rate for the nine months was 36.5%; the rate for the comparable period last year was 34.7% due to a credit of $1 million to income tax expense from the favorable resolution of tax issues with the Internal Revenue Service.

     Long-term debt as a percent of total capitalization was 29.9% at May 31,1996 compared to 32.9% at August 31,1995. The ratio of total debt to total capitalization plus shortterm debt stood at 36.8%.

PART II   OTHER INFORMATION



     ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the information incorporated by reference from Item
3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended August 31, 1995 filed November 27, 1995, with the Securities and Exchange Commission and the Company's Quarterly Report on Form 10-Q, Part II Item I. Legal Proceedings for the quarter ended February 29, 1996, filed April 12, 1996 with the Securities and Exchange Commission.

     On April 30, 1996, the Company and its subsidiary SMI - Owen Steel Company, Inc. (SMI-Owen) filed a lawsuit seeking to recover approximately $2.4 million from an escrow fund created with a portion of the purchase price in connection with the Company's November, 1994 acquisition of Owen Steel Company, Inc. and affiliates (Owen Steel). The lawsuit seeks recovery of part of a payment made by SMI-Owen to settle a claim in connection with a steel supply and erection contract entered into prior to the acquisition by the predecessor of SMI-Owen. The Company contends the claim was based on events which occurred prior to the acquisition, and the Company is entitled to reimbursement from the former Owen Steel stockholders for the claim settlement under the terms of the escrow agreement. The Complaint alleges breach of contract, breach of the covenant of good faith and fair dealing and seeks a declaratory judgment and damages. Dorothy G. Owen, a director of the Company and former stockholder of Owen Steel is one of four designated representatives of former Owen Steel stockholders. The four representatives have filed an Answer and Counterclaim denying the material allegations of the Complaint, alleging various defenses and setting forth counterclaims for specific performance, breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and seeking a declaratory judgment and unspecified actual and punitive damages. It is the opinion of the Company's management that this litigation will not have a material effect on the business or the consolidated financial position of the Company.


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

                                         COMMERCIAL METALS COMPANY



                                         /s/ Lawrence A. Engels
                                         -----------------------------------
July 12, 1996                            Lawrence A. Engels
                                         Vice President, Treasurer
                                         & Chief Financial Officer




                                         /s/ William B. Larson
                                         ------------------------------------
July 12, 1996                            William B. Larson
                                         Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  11          -  Computation of Per Share Earnings

                 (a) Calculation of Primary and Fully
                     Diluted Earnings Per Share

  27          -  Financial Data Schedule
