Form 10-K
period 1996-08-31
COMMERCIAL METALS CO
filed 1996-11-27
CIK 22444

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -----    EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -----    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


            FOR THE TRANSITION PERIOD FROM                TO
                                           ---------------  ---------------



                          COMMISSION FILE NO. 1-4304

                           COMMERCIAL METALS COMPANY
             (Exact name of registrant as specified in its Charter)



                  DELAWARE                                   75-0725338
        (State or other jurisdiction                      (I.R.S. Employer
      of incorporation or organization)                  Identification No.)


     7800 STEMMONS FREEWAY, DALLAS, TEXAS                        75247
   (Address of principal executive offices)                   (Zip Code)


     (Registrant's telephone number, including area code) (214) 689-4300


         Securities registered pursuant to Section 12(b) of the Act:


                                                        NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                            ON WHICH REGISTERED
       --------------------------                      -----------------------
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

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK ON NOVEMBER 15, 1996, HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE OF $32.00 PER SHARE ON NOVEMBER 15, 1996, ON THE NEW YORK STOCK EXCHANGE WAS $483,647,872.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 15, 1996: COMMON STOCK, $5.00 PAR -- 15,113,996.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE INTO THE LISTED PART OF FORM 10-K:

REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 23, 1997 -- PART III.

================================================================================

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

         The Company considers its businesses to be organized into three segments - (i) Manufacturing, (ii) Recycling and (iii) Marketing and Trading. For several years prior to 1995, the Company considered a much smaller Financial Services group to be a fourth business segment. During 1995 some of the activities of this segment were merged into the Marketing and Trading segment in view of the increased emphasis on supporting the Marketing and Trading segment's financial functions and cessation of financial services, including loans, to unrelated third parties. The Company's activities are
primarily concerned with metals related activities.   Financial information for
the last three fiscal years concerning the segments is incorporated herein by reference from "Note 13 Business Segments," of the Notes to Consolidated Financial Statements at Part II, Item 8.

         In November, 1994, the Company acquired Owen Steel Company, Inc. and affiliated companies (collectively "Owen") headquartered in Columbia, South Carolina. The Company paid approximately $50 million, one-half in cash and the balance by issuance of 932,301 shares of the Company's Common Stock to certain selling shareholders. The Company also provided funds for the retirement of approximately $32 million of Owen debt at the Closing. The purchase price was increased by approximately $3.2 million, paid one-half in cash and one-half with 59,410 shares of the Company's Common Stock in October, 1995, as a result of a post closing net worth adjustment and may be subject to further post-closing adjustments (See Item 3. Legal Proceedings). Owen's successor company, SMI-Owen Steel Company, Inc. and the former Owen affiliates operate as a part of the Manufacturing Segment's CMC Steel Group.


THE MANUFACTURING SEGMENT

         The manufacturing segment is the registrant's dominant and most rapidly expanding segment in terms of assets employed, capital expenditures, operating profit and number of employees. It consists of two entities, the CMC Steel Group and the Howell Metal Company subsidiary, a manufacturer of copper tubing. The Steel Group is by far the more significant entity in this segment with subsidiaries operating four steel minimills, nineteen steel fabricating plants, three steel joist manufacturing facilities, four steel fence post manufacturing plants, six metals recycling plants, two railcar rebuilding facilities and twelve warehouse stores which sell supplies and equipment to the concrete installation and construction trade.

         The Company endeavors to operate all four minimills at full capacity in order to minimize product costs. Increases in capacity and productivity are continuously emphasized through both operating and capital improvements. The steel minimill business is capital intensive with substantial capital expenditures required on a regular basis to remain competitive as a low cost producer. Over the past three fiscal years, approximately $94 million or 69% of the Company's total capital expenditures have been for minimill projects, not including the Owen acquisition cost. This emphasis on productivity improvements is reflected in a generally increased number of tons of steel melted, rolled and shipped from the minimills during each of the last three years as follows:

                              1994           1995 (1)        1996
                           ---------       ---------       ---------
         Tons Melted       1,122,000       1,532,000       1,561,000

         Tons Rolled       1,207,000       1,487,000       1,477,000

         Tons Shipped      1,247,000       1,531,000       1,730,000

(1) 1995 includes 283,000 tons melted, 213,000 tons rolled and 225,000 tons shipped following the Owen minimill acquisition in November, 1994.

         The Company's largest steel minimill, operated by Structural Metals, Inc. ("SMI Texas") is located at Seguin, Texas, near San Antonio. SMI Texas manufactures steel reinforcing bars, angles, rounds, channels, flats, and special sections used primarily in highways, reinforced concrete structures and manufacturing. SMI Texas sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. Its primary markets are located in Texas, Louisiana, Arkansas and Oklahoma although products are shipped to approximately 30 states and Mexico. In October, 1995, a fire destroyed key electrical equipment at SMI Texas resulting in an almost week long shut down of the melt shop and restricted capacity thereafter. Despite this condition, 764,000 tons were melted during 1996 compared to 778,000 the prior year. A record 700,000 tons were rolled, up 5,000 from 1995.

         SMI Steel, Inc. ("SMI Alabama"), a steel minimill in Birmingham, Alabama, was acquired in 1983. A substantial program to modernize and improve productivity at SMI Alabama has followed with approximately $111 million of capital expenditures from acquisition through 1996. Installation and start up of a new approximately $30 million direct current electric furnace melt shop was substantially complete by the beginning of 1995. During 1996 the melt shop recorded record production of 495,000 tons. SMI Alabama manufactures primarily larger size products than SMI Texas such as mid-size structural including angles, channels, up to eight inch wide flange beams and special bar quality rounds and flats and rolled 409,000 tons in 1996. Customers include primarily service centers as well as the construction, manufacturing, and fabricating industries in the primary market areas of Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.

         The steel minimill acquired in the Owen acquisition is located at Cayce, South Carolina. This mill is now known as SMI Steel South Carolina (SMI South Carolina). Facilities at SMI South Carolina are similar but on a generally smaller capacity scale than the SMI Texas and SMI Alabama mills. SMI South Carolina manufactures primarily steel reinforcing bars with limited but increasing production of angles, rounds and squares. Its primary market area includes the Southeast and mid-Atlantic area south through Florida and north into New England. During 1996 SMI South Carolina melted 302,000 tons and rolled 243,000 tons.

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

         A fourth, much smaller mill has been in operation since 1987 and is located near Magnolia, Arkansas, ("SMI Arkansas"). No melting facilities are located at SMI Arkansas since this mill utilizes as its raw material rail salvaged from abandoned railroads for rerolling and, on occasion, billets from Company minimills or other suppliers. The rail or billets are heated in a reheat furnace and processed on a rolling mill and finished at facilities similar to, but on a smaller scale, the other mills. SMI Arkansas' finished product is primarily metal fence post stock, small diameter reinforcing bar and sign posts with some high quality round and flat products being rolled. Fence post stock is fabricated into metal fence posts at Company owned facilities at the Magnolia mill site, San Marcos, Texas, Brigham City, Utah, and West Columbia, South Carolina, which started production during 1996. Because of this mill's lack of melting capacity, it is dependent on an adequate supply of competitively priced billets or used rail, the availability of which fluctuates with the pace of railroad abandonments, rate of rail replacement by railroads and demand for used rail from domestic and foreign rail rerolling mills. Capacity at SMI Arkansas is approximately 150,000 tons per year.

         The Steel Group's processing facilities are engaged in the fabrication of reinforcing and structural steel, steel warehousing, joist manufacturing, fence post manufacturing and railcar repair and rebuilding. Steel fabrication capacity now exceeds 650,000 tons. Steel for fabrication may be obtained from
unrelated vendors as well as Company owned mills.   Fabrication activities are
conducted at various locations in Texas in the cities of Beaumont, Buda (near Austin), Corpus Christi, Dallas, Houston, San Marcos, Seguin, Victoria, and Waco, as well as Baton Rouge and Slidell, Louisiana and Magnolia and Hope, Arkansas. The Owen acquisition added fabrication facilities in Cayce, Columbia, and Taylors, South Carolina; Whitehouse, Florida; Lawrenceville, Georgia; Gastonia, North Carolina and Fredericksburg, Virginia. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, industrial plants, power plants, highways, arenas, stadiums, and dams. Sales of fabricated steel are generally made in response to bid solicitation from construction contractors or owners on a competitive bid basis and less frequently on a negotiated basis. The former Owen structural steel operations have historically been active in large projects such as high rise office towers, stadiums, convention centers, hospitals and other large jobs.

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

         The Company sells concrete related supplies including the sale or rental of equipment to the concrete installation trade at ten warehouse locations in Texas. This business operates under the Shepler's name. The Owen acquisition added a similar but smaller operation which emphasizes a broader industrial product supply in Columbia, South Carolina and a second location opened in Cayce, South Carolina during 1996.

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

         No single customer purchases ten percent or more of the manufacturing segment's production. The nature of certain stock products sold in the manufacturing segment are, with the exception of the steel fabrication and joist jobs, not characteristic of a long lead time order cycle. Orders for other stock products are generally filled promptly from inventory or near term production. As a result the Company does not believe backlog levels are a significant factor in evaluating most operations. Backlog in the CMC Steel Group at 1996 year-end was approximately $195,779,000. Backlog at 1995 year-end was approximately $229,000,000.


THE RECYCLING SEGMENT

         The recycling segment is engaged in processing secondary (scrap) metals for further recycling into new metal products. This segment consists of the Company's 31 metal recycling plants (excluding six such facilities operated by the CMC Steel Group as a part of the manufacturing segment) and Commercial Metals Railroad Salvage Company which dismantles and recovers steel rail, track components and other materials from obsolete or abandoned railroads.

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

         These plants processed and shipped approximately 1,397,000 tons of scrap metal during 1996. Ferrous metals comprised the largest tonnage of metals recycled at approximately 1,199,000 tons approximately the same as the prior year, followed by approximately 199,000 tons compared to 208,000 in 1995, of non-ferrous metals, primarily aluminum, copper and stainless steel. The Company also purchased and sold an additional 182,000 tons of metals processed by other metal recycling facilities. With the exception of precious metals, practically all metals capable of being recycled are processed by these plants.

         The metal recycling plants generally consist of an office and warehouse building equipped with specialized equipment for processing both ferrous and nonferrous metal. Most of the larger plants are equipped with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators. Two locations have extensive equipment for mechanically processing large quantities of insulated wire to segregate metallic content. All ferrous processing centers are equipped with either presses, shredders or hydraulic shears, locomotive and crawler cranes and railway tracks to facilitate shipping and receiving. The segment operates five large shredding machines capable of pulverizing obsolete automobiles or other ferrous metal scrap. Two additional shredders are operated by the manufacturing segment. A typical recycling plant includes several acres of land used for receiving, sorting, processing and storage of metals. Several recycling plants devote a small portion of their site or a nearby location for display and sales of metal products considered reusable for their original purpose.

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

         Railroad materials, primarily steel rail, are obtained by Commercial Metals Railroad Salvage Company from dismantling work it performs on abandoned rail lines acquired from railroads. Business is largely dependent on the pace of railroad abandonments. Used rail may be sold for relaying as usable track, rerolling, primarily by the Steel Group's SMI Arkansas operation, or melting by steel mills.

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

         Customers for these materials include industrial concerns such as the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation sectors. Sales are generally made directly to consumers through and with coordination of offices in Dallas; New York; Englewood Cliffs, New Jersey; Los Angeles; Hurstville near Sydney, Australia; Singapore; Zug, Switzerland; Hong Kong, Tokyo, and Surrey, England. The Company also maintains representative offices in Bangkok, Sao Paulo, Seoul, and Beijing, as well as agents in other significant international markets. These offices form a network for the exchange of information on the materials marketed by the Company as well as servicing sources of supply and purchasers. In most transactions the Company acts as principal and often as a marketing representative. The Company utilizes agents when appropriate and occasionally acts as broker. The Company participates in transactions in practically all major markets of the world where trade by American-owned companies is permitted.

         This segment focuses on the marketing of physical products as contrasted to traders of commodity futures contracts who frequently do not take delivery of the commodity. Sophisticated global communications and the development of easily accessible, although not always accurate, quoted market prices for many commodity related products has resulted in the Company emphasizing creative service functions for both sellers and buyers. Actual physical market pricing and trend information, as contrasted with sometimes more speculative metal exchange market information, technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just in time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions are examples of the services offered. The Company attempts to limit its exposure to price fluctuations by offsetting purchases with concurrent sales and entering into foreign exchange contracts as hedges of trade receivables and payables denominated in foreign currencies. The Company does not, as a matter of policy, speculate on changes in the commodity markets and hedges only firm commitments not anticipated transactions. During the past year over 1.4 million tons of steel products were sold by the marketing and trading segment. The Australian operations just-in-time steel warehousing business for steel imports continued to expand during 1996.




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





                             ENVIRONMENTAL MATTERS

         Compliance with environmental laws and regulations is a significant factor in the Company's business. The Company is subject to local, state, federal and supranational environmental laws and regulations concerning, among other matters, solid waste disposal, air emissions, waste and stormwater effluent and disposal and employee health. The Company's manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, the electric arc furnace ("EAF") dust generated by the Company's minimills is classified as a hazardous waste by the Environmental Protection Agency (EPA) because of lead, cadmium and chromium content and requires special handling and recycling for recovery of zinc or disposal. Additionally the Company's scrap metal recycling facilities operate seven shredders for which the primary feed materials are automobile hulks and obsolete household appliances. Approximately twenty percent (20%) of the weight of an automobile hulk consists of material (shredder fluff) which remains after the segregation of ferrous and saleable non-ferrous metals. Federal environmental regulations require shredder fluff to pass a toxic leaching test to avoid classification as a hazardous waste.
The Company endeavors to have hazardous contaminants removed from the feed material prior to shredding and as a result the Company believes the shredder fluff generated is properly not considered a hazardous waste. Should the laws, regulations or testing methods change with regard to EAF dust processing or shredder fluff disposal, the Company may incur additional significant expenditures. To date, the Company has not experienced difficulty in contracting for recycling of EAF dust or disposing of shredder fluff in municipal or private landfills.

         The Company may also be required from time to time to clean up or take certain remediation action with regard to sites formerly used in connection with its operations. Furthermore, the Company may be required to pay for a portion of the costs of clean up or remediation at sites the Company never owned or on which it never operated if it is found to have arranged for treatment or disposal of hazardous substances on the sites. (See Item 3. Legal Proceedings). The Company has been named a potentially responsible party (PRP) at several Superfund sites because the EPA contends that the Company and other PRP scrap dealers are liable for the cleanup of those sites solely as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. The Company's position is that an arms length sale of valuable scrap metal for use as a raw material in a manufacturing process over which the Company exercises no control cannot, contrary to EPA's assertion, constitute "an arrangement for disposal or treatment of hazardous substances" within the meaning of federal law. If the EPA's position is consistently upheld by the courts and no clarification or amendment of the law is provided by legislative bodies, the Company believes the possible liability arising from the sale of secondary metals would reduce recycling rates for metals and other recyclable materials in general. In particular, the Company believes that sellers of secondary or recycled metals could be at material disadvantage compared to sellers of "virgin" ingot from mining operations because the EPA's position apparently excludes suppliers of virgin metals from liability for sales of those materials to the same manufacturers for use, often interchangeably, in the same manufacturing process. The Company believes this result is contrary to public policy objectives and federal and state legislation encouraging recycling and promoting the use of recycled materials.

         New federal, state and local laws, regulations and changing interpretations, together with uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors which impact the Company's future expenditures to comply with environmental requirements. It is not possible to predict the total amount of capital expenditures or increases in operating costs or other expenses or whether such costs can be passed on to customers through product price increases. During 1996, the Company incurred environmental costs including disposal, permit, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $10.4 million. The Company believes that it is in material compliance with currently applicable environmental laws and regulations and does not anticipate material capital expenditures for new environmental control facilities during 1997.

                                   EMPLOYEES

         As of October, 1996, the Company had approximately 6,700 employees. Approximately 5,360 were employed by the manufacturing segment, 1,030 by the recycling segment, 250 by the marketing and trading segment, 35 in general corporate management and administration with 26 employees providing service functions for divisions and subsidiaries. Production employees at one metals recycling plant are represented by a union for collective bargaining. The Company believes that its labor relations are generally good.




ITEM 2.  PROPERTIES

         The SMI Texas steel minimill is located on approximately 571 acres of land owned by the Company. Facilities including buildings occupying approximately 688,000 square feet, are used for manufacturing, storage, office and related uses. SMI Alabama's steel mill in Birmingham is located on approximately 35 acres with buildings occupying approximately 435,000 square feet used for manufacturing, storage, office and related use. The SMI South Carolina mill in Cayce, South Carolina is located on approximately 112 acres, all owned, with buildings occupying approximately 350,000 square feet. The SMI Arkansas facility at Magnolia is located on approximately 104 acres with buildings occupying approximately 136,000 square feet. Approximately 30 acres of the Alabama mill property and all Arkansas mill property is leased in conjunction with revenue bond financing and may be purchased by the Company at the termination of the leases for a nominal sum. The steel fabricating operations including the fabrication plants, fence post and joist operations own approximately 750 acres of land and lease approximately 50 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia and North Carolina. Howell Metal owns approximately 21 acres of land with buildings occupying about 228,000 square feet in New Market, Virginia.

         The Company's recycling plants occupy in the aggregate approximately 355 acres owned by the Company located at Austin, Beaumont, Dallas, Galveston, Houston, Lubbock, Odessa, Victoria and Vinton, all in Texas; as well as the Jacksonville, Lake City, Orlando, and Tampa, Florida; Chattanooga, Tennessee; Springfield, Missouri; and Burlington, North Carolina plants. It leases the real estate at Clute, Corpus Christi, Edinburg, Laredo and Midland, Texas; Ocala, Port Sutton (Tampa) and Casselberry, Florida; Shreveport, Louisiana, and East Ridge, Tennessee. The smaller of two locations at Beaumont and Victoria, Texas, are leased. The Fort Worth recycling plant is partially owned and
partially leased.   Several small
feeder yard locations are leased.

         The corporate headquarters, all domestic marketing and trading offices and all foreign offices occupy leased premises.

         The leases on the leased properties described above will expire on various dates within the next ten years. Several of the leases have renewal options and the Company has had little difficulty in renewing such leases as they expire. The minimum annual rental obligation of the Company for real estate operating leases in effect at August 31, 1996, to be paid during fiscal 1997 is approximately $3,380,000. The Company also leases a portion of the equipment used in its plants. The minimum annual rental obligation of the Company for equipment operating leases in effect at August 31, 1996, to be paid during fiscal 1997, is approximately $3,275,000.


ITEM 3.  LEGAL PROCEEDINGS

         As of August 31, 1996, the Company or its affiliates has received notices from the United States Environmental Protection Agency (EPA) or state agency with similar responsibility that the Company and numerous other parties are considered potentially responsible parties (a PRP) and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at thirteen locations. The Company is contesting or intends to contest its designation as a PRP with regard to several sites, while at other sites the Company is participating with other named PRPs in agreements or negotiations expected to result in agreements to remediate the sites. The locations, none of which involve real estate ever owned or on which operations were conducted by the Company, are commonly referred to by the EPA or state agency as the Peak Oil Site (Tampa, FL), the Metcoa Site (Pulaski, PA), the NL Industries/Taracorp Site (Granite City, IL), the Sapp Battery Site (Cottondale, Florida), the Interstate Lead Company ("ILCO") Site (Leeds, Alabama), the Poly-Cycle Industries Site (Techula, Texas), the Taylor Road Site (Tampa, Florida), the Jensen Drive Site (Houston,
TX), the Houston Lead Site (Houston, TX), the SoGreen/Parramore Site (Tifton,
GA), the Stoller Site (Jericho, SC), the RSR Corporation Site (Dallas, TX), and the Sandoval Zinc Company Site (Marion County, IL). The Company has periodically received information requests with regard to other sites which are apparently under consideration by the EPA as existing or potential CERCLA clean-up sites. It is not known if any demand will ultimately be made against the Company as a result of those inquiries.

         The EPA has notified the Company and other alleged PRPs that under Sec. 106 of CERCLA it could be subject to a maximum penalty fine of $25,000 per day and the imposition of treble damages if they refused to clean up the Peak Oil, Metcoa, Sapp Battery, NL/Taracorp, SoGreen/Parramore and Stoller sites as ordered by the EPA. The Company is presently participating in a PRP organization at the Peak Oil, Sapp Battery, SoGreen/Parramore and Stoller sites, although reserving the right to contest its PRP status, and does not believe that the EPA will pursue any fine against it so long as it continues to participate in the PRP groups. The Company and approximately 200 other PRPs recently agreed to a consent decree which, pending court approval, will provide for remediation of the Metcoa Site with no penalty and estimated cost to the Company of approximately $115,000. The Company is contesting its designation as a PRP at NL/Taracorp Site and believes it has adequate defenses to any attempt by the EPA to impose fines in those matters.

         In 1993, the Federal Energy Regulatory Commission entered an Order (the "FERC Order") affirming in part and reversing in part a 1989 decision and proposed order of a administrative law judge affirming in part, reversing in part and remanding for further consideration a Remedial order issued in 1986 by the Department of Energy to RFB Petroleum, Inc. (RFB) and CMC Oil Company (CMC Oil), a wholly-owned subsidiary of Commercial Metals Company. The FERC Order finds CMC Oil liable for alleged overcharges constituting violations of crude oil reseller regulations arising from the purchase and sale of crude oil in alleged joint ventures between CMC Oil and RFB totaling approximately $1,330,000 plus interest from their occurrence (December, 1977, to January, 1979) as calculated under the Department of Energy's interest rate policy. Utilizing that interest calculation, interest accrued through August, 1996, is estimated to be approximately $6,000,000. CMC Oil filed a complaint in United States District Court seeking judicial review to have enforcement of the FERC Order enjoined and the government filed a counterclaim seeking enforcement. In November, 1994, the District Court entered a Final Order for restitution by CMC Oil of $1,330,399 plus interest to date of judgment as provided in the Order and post judgment interest thereafter at 6.48% per annum. CMC Oil appealed the judgment to the United States Court of Appeals for the Federal Circuit. In November, 1995, the Court of Appeals entered Judgment affirming the District Court's decision. That Judgment is now
final and non-appealable.   CMC Oil, which has been inactive since 1985,
accrued the liability for the judgment on its books during 1995. CMC Oil does not have sufficient assets to satisfy the judgment. No claim has been asserted against Commercial Metals Company in connection with the CMC Oil litigation. Commercial Metals Company will vigorously contest liability should any such claim be asserted.

         On April 30, 1996, the Company and its subsidiary SMI - Owen Steel Company, Inc. (SMI-Owen) filed a lawsuit seeking to recover approximately $2.4 million from an escrow fund created with a portion of the purchase price in connection with the Company's November, 1994, acquisition of Owen Steel Company, Inc. and affiliates (Owen Steel). The lawsuit seeks recovery of part of a payment made by SMI-Owen to settle a claim in connection with a steel supply and erection contract entered into prior to the acquisition by the predecessor of SMI-Owen. The Company contends the claim was based on events which occurred prior to the acquisition, and the Company is entitled to reimbursement from the former Owen Steel stockholders for the claim settlement under the terms of the escrow agreement. The Complaint alleges breach of contract, breach of the covenant of good faith and fair dealing and seeks a declaratory judgment and damages. Dorothy G. Owen, a director of the Company and former stockholder of Owen Steel is one of four designated representatives of former Owen Steel stockholders. The four representatives have filed an Answer and Counterclaim denying the material allegations of the Company, alleging various defenses and setting forth counterclaims for specific performance, breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and seeking a declaratory judgment and unspecified actual and punitive damages. The Company has notified the representatives of the former Owen Steel stockholders and the escrow agent of additional claims against the escrow fund totaling approximately $3 million. Based on responses received to date, the Company believes the representatives of the former Owen Steel stockholders intend to dispute liability as to most or all of these claims.

         While the Company is unable to estimate the ultimate dollar amount of exposure to loss in connection with the above-described environmental matters, government proceedings, and disputes that could result in additional litigation, some of which may have a material impact on earnings and cash flows for a particular quarter, it is the opinion of the Company's management that the outcome of the suits and proceedings mentioned, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the business or the consolidated financial position of the Company.

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



                                Price Range
         1996                 of Common Stock
         Fiscal             --------------------              Cash
         Quarter            High             Low            Dividends
-------------------------------------------------------------------------------
         1ST             $  28 5/8        $  23 1/2           12c.
         2ND                27 1/4           23               12c.
         3RD                32 3/8           26 1/2           12c.
         4TH                33 1/4           29 7/8           12c.




                                Price Range
          1995                of Common Stock
         Fiscal             --------------------             Cash
         Quarter            High             Low           Dividends
--------------------------------------------------------------------------------
         1ST             $  29 1/8        $  24 3/8          12c.
         2ND                27               23 3/8          12c.
         3RD                27 3/4           24 1/2          12c.
         4TH                29               26 1/4          12c.




         Since August 3, 1982 the Company's common stock has been listed and traded on the New York Stock Exchange. Prior to that date and since 1959 the Company's common stock was traded on the American Stock Exchange. The number of shareholders of record of the registrant's common stock at November 15, 1996, was approximately 2,542.

ITEM 6.  SELECTED FINANCIAL DATA

         The table below sets forth a summary of selected consolidated financial information of the Company for the periods indicated:


                                                 FOR THE YEARS ENDED AUGUST 31,
                                   1996        1995        1994          1993           1992
                                   ----        ----        ----          ----           ----

                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net Sales                       2,310,213   2,107,426   1,657,810     1,558,349      1,156,203

Net Earnings                       46,024      38,208      26,170        21,661         12,510

Net Income Per Share                 3.01        2.52        1.75          1.46            .87

Total Assets                      766,756     748,103     604,877       541,961        515,738

Stockholders' Equity              335,133     303,164     242,773       235,421        212,104

Long-term Debt                    146,506     158,004      72,061        76,737         87,221

Cash Dividend Per Share               .48         .48         .46           .39            .39

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED RESULTS
(in millions except share data)

                                  Year ended August 31,
---------------------------------------------------------------
                             1996          1995          1994
                           ------------------------------------
Revenues                    $2,322       $ 2,117      $ 1,666
Net earnings                  46.0          38.2         26.2
Cash flow                     89.9          76.6         61.7
International sales            892           746          764
   As % of total                39%           35%          46%
LIFO effect on net earnings    2.9          (8.4)        (6.2)
   Per share                   .19          (.56)        (.42)
LIFO reserve                  29.8          34.3         21.3
   % of inventory on LIFO       79%           86%          78%

Significant events affecting the Company this year:

o  Record revenues, earnings, earnings per share and cash flow.

o  Steel Group reports record earnings and record tons melted and shipped.

o Secondary Metals has solid year completing the best three year period of operating profits.

o Marketing and trading operating profit up despite intense competition and global oversupply.

SEGMENTS

Revenues and operating profit by business segment are shown in the following table:

(in millions)                     Year ended August 31,
--------------------------------------------------------------
                              1996          1995        1994
                            ----------------------------------
Revenues:
   Manufacturing            $1,018         $ 913        $ 598
   Recycling                   464           511          342
   Marketing and Trading       890           749          761

Operating profit:
   Manufacturing              61.8          54.4         37.7
   Recycling                  12.1          11.3          5.0
   Marketing and Trading      17.7          17.6         15.2

Manufacturing

The Manufacturing segment includes the CMC Steel Group and Howell Metal
Company.

   Despite generally weaker pricing, record tonnage levels propelled the Manufacturing segment to record revenues and operating profit.

   Steel Group revenues were $949 million, an increase of 13% over last year. Operating profit rose 15% to $57.4 million on the strength of an 11% increase in tonnage shipped. Mill prices declined 3% while average prices for fabricated material increased modestly.

   Steel mill tonnage shipped was 13% higher at a record 1.73 million tons. Record steel mill tons were melted while rolled tons were comparable to last year. Despite a fire at SMI-Texas and a weak performance at SMI-South Carolina, Mill operating profits were in line with last year.

   In October 1995 a fire put SMI-Texas' Melt Shop offline for 166 hours. Notwithstanding operating under less efficient conditions for the remainder of the year, the Mill had its second best year ever. Included in other revenues is $1.8 million from an insurance recovery for property damage. Settlement of business interruption claims did not occur until after fiscal year end. SMI-Alabama shipped record tonnage and produced record profits. SMI-Arkansas also achieved a new higher profitability level. SMI-South Carolina cut inventories in half and restructured its management team, but suffered an operating loss while our capital investment and employee efficiency programs were being implemented.

   Steel fabrication profits increased 40% as tonnage was up 15% to 650 thousand tons. Both the Steel Group East and West fabrication branches were profitable.

   Operating profit in the Copper Tube Division was down only slightly from last year. Attractive interest rates continue to drive a strong housing market. Pricing was unstable as the market was still trying to shake the effect of the Sumitomo copper scandal.

Recycling

With a continuing strong ferrous market and receding LIFO reserves due to falling prices and inventory levels, the Recycling segment completed a good year. Shipments amounted to 1.2 million tons of ferrous scrap and 208 thousand tons of nonferrous scrap, both comparable with the prior year.

   Ferrous scrap has had stable pricing for the last two fiscal years. Nonferrous scrap prices, particularly copper, have been more volatile. The Sumitomo copper scandal resulted in a dramatic decline in the price of copper. Aluminum declined on account of a global buildup in inventories. Rapid inventory turnover protected the Secondary Metals Recycling Division from the full effect of falling prices.

Marketing and Trading

Facing difficult global markets, the Marketing and Trading segment still increased revenues 19% and reported operating profits slightly above last year. The markets for steel, aluminum and nonferrous products turned down sharply during the first two quarters. Customers were left with high inventories and many countries in which the Company operates experienced slower growth. The highlights for the segment were trading in the Americas and marketing and distribution in Australia. Imports of semi-fabricated metals, minerals, chemicals and new steel products sustained earnings. Just-in-Time delivery and other warehousing programs in Australia provided solid results. The segment was adversely impacted in the United Kingdom where a sharp market downturn caused renegotiated or canceled contracts.

OUTLOOK

The positive operating outlook for fiscal 1997 is based on a continuation of internal improvements in all segments of CMC, although the inventory correction in steel and metals continues in Europe and the Pacific Rim.

   In the United States construction markets are good, capital spending has softened but remains at a healthy level, and industrial output is steady. Moderate economic expansion should occur in most of the world, and there are signs of recovery in Japan and some further improvement in Mexico. European economies continue to struggle. Another challenge is that it appears new steel production capacity in Asia has been brought on stream too rapidly.

   Over three-quarters of the Company's business is steel related; therefore, steel markets have a major effect on results, especially those in the U.S. On balance the Company's key steel markets should be relatively firm. Prices of nonferrous metals always are volatile and are expected to remain under pressure. A key will be steel and nonferrous metal consumption in the Pacific Rim. Ferrous scrap volume and prices should retain their underlying strength on account of the new electric furnaces requiring scrap. Domestic markets should continue to be stronger than those abroad.

   The Steel Group is undertaking a three year computer technology migration that will touch every aspect of its business. At its conclusion, the Steel Group will have state of the art information systems. During fiscal 1997 an estimated $6.4 million will be incurred as the initial sites are brought onstream.

1995 COMPARED TO 1994

SEGMENTS

Manufacturing

   On November 15, 1994, the Company completed its acquisition of Owen Steel Company, Inc. and related entities (SMI-Owen) headquartered in Columbia, SouthCarolina. The purchase price was approximately $50 million (payable one-half each in cash and common stock), subject to adjustments based upon the net worth of SMI-Owen and other factors. The Company also retired $32 million of Owen Steel Company, Inc. debt at closing. The acquisition was accounted for under the purchase method of accounting.

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

   The four mills produced record shipments of 1.5 million tons and operating profits increased 43%. SMI-Texas had a record year and SMI-Alabama achieved excellent performance from its new melt shop. SMI-Arkansas also had a good year. SMI-South Carolina incurred a slight loss before allocation of intercompany interest.

   The steel fabrication companies shipped 564,000 tons representing a 62% increase. Operating profits rose not-withstanding a combined first year loss at the SMI-Owen fabricating plants.

   Copper Tube Division operating profit increased 18% even though business was impacted by weaker single family housing construction and some industry overproduction of copper water tube. Shipments were up 9% approaching 50 million pounds.

Recycling

The Recycling segment (excludes six recycling plants in the CMCSteel Group), buoyed by a resounding second quarter, reported a 127% increase in operating profit compared to last year. At mid-year many product prices were at their highest levels since the robust period of the late 1980's. The second half of the year saw price declines but demand for steel scrap, copper, brass and aluminum remained strong with the usual volatility. The overall rise in prices resulted in a pre-tax LIFO charge of $3.8 million.

   Ferrous shipments were about 1.2 million tons, an increase of 10% over the previous year. Nonferrous tonnage processed and shipped was 208,000 tons, up 32%. Good export demand augmented the domestic markets.

   In August 1995, the Company acquired the operating assets of a small secondary metals operation in South Texas with two locations in Corpus Christi and one in Laredo. The

Corpus Christi equipment was combined with the Company's location in Corpus Christi and the Company continued operations at the Laredo location. The acquisition was not significant to the consolidated Company.

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

Corporate

Interest expense increased from$9.3 million in 1994 to $15.2 million in 1995. The principal cause was increased borrowing related to the financing of the Owen Steel Company acquisition.

   As more fully discussed under Contingencies, CMCOil Company, a subsidiary of the Company, incurred a litigation accrual in connection with alleged overcharges for crude oil sales dating back to the 1970's.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations (before changes in operating assets and liabilities) for fiscal 1996 was an all time high for the Company. Record Company earnings and depreciation expense generated the cash flow.

   Cash flow from operating activities was used to fund increases in accounts receivable primarily in the Marketing and Trading segment. Cash flow was provided by a decrease in inventories in all segments. Strong cash flow at year end enabled the Company to retire all short-term borrowings.

   The Company settled contingencies related to the net worth purchase price calculation of Owen Steel Company, Inc. during fiscal 1996. The net worth adjustment resulted in the Company paying the former shareholders $3.2 million, half in cash and half in the Company's common stock.

   Net working capital was $275 million as of August 31,1996 compared to $266 million last year. The current ratio was maintained at 2.0.

   The Company's sources of short-term funds include a commercial paper program of $40 million. The Company's commercial paper is rated in the second highest category by both Standard & Poor's Corporation (A-2) and Fitch Investors Service, Inc. (F-2). Formal bank credit lines equal to 100% of the amount of all commercial paper outstanding were renegotiated during the year. The new revolving credit agreement is less restrictive than the former covenants.

   The Company's $100 million long-term notes issued in July 1995 are rated investment grade by Standard & Poor's Corporation and Fitch Investors Service, Inc. (BBB+) and by Moody's Investors Service (Baa2). As part of that issue, the Company has a shelf registration on file with the Securities and Exchange Commission for an additional $50 million of notes.

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

   Capital investments in property, plant and equipment were $48 million in 1996 compared to $39 million the prior year. Capital spending for fiscal 1997 is projected at $70 million of which $48 million will be invested in steel manufacturing, $1 million in copper tube, $15 million in recycling, and $6 million in marketing and trading. These expenditures are expected to be funded from internally generated funds.

   Total capitalization was $503 million at the end of fiscal 1996. The ratio of long-term debt to capitalization was 29%, down from 33% last year. Stockholders' equity was $335 million or $22.20 per share. The Board of Directors has authorized the repurchase of the Company's common stock and at

August 31,1996, 710,074 shares remain authorized. During the fiscal year, the Company repurchased 557,600 shares of Company stock at an average cost of $24.15 per share. On August 31,1996, 1,037,000 treasury shares were held by the Company. There were 15.1 million shares outstanding at year end.

CONTINGENCIES

In the ordinary course of conducting its business the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

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

   Environmental agencies at various federal and state levels would classify certain recycled materials as hazardous substances and subject recyclers to material remediation costs, fines and penalties. Taken to extremes, such actions could cripple the recycling industry and undermine any national goal of material conservation. Enforcement, interpretation and litigation involving these regulations are not well developed.

   The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at 13 sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its PRP designation. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

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

   In fiscal 1996, the Company incurred environmental expense of $10.4 million. This included the cost to staff environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessment, remediation, consultant fees, baghouse dust removal and various other expenses. The Company estimates that approximately $1.8 million of its capital expenditures for fiscal 1996 related to costs associated with environmental compliance. The nature and timing of these environmental costs is such that it is not practical for the Company to estimate their magnitude in future periods. At August 31,1996 $8.4 million remained in accrued expenses for environmental liabilities.

   The November 22,1994 Final Order of the United States District Court for the Southern District of Texas against CMC Oil Company, a subsidiary of the Company, is now a final, non-appealable order. The judgment and interest have been accrued in the financial statements of CMC Oil Company. CMC Oil (the subsidiary) does not have sufficient assets to satisfy the judgment. No claim has been asserted against Commercial Metals Company (the parent) in connection with this litigation. Commercial Metals Company will vigorously contest liability should any such claim be asserted.

DIVIDENDS

Quarterly cash dividends have been paid in each of the past 32 consecutive years. The annual dividend in 1996 was 48 cents a share paid at the rate of 12 cents each quarter. On September 16,1996 the Board of Directors increased the Company's regular quarterly cash dividend 8% to 13 cents per share.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTAL DATA
(in thousands, except share data)


                                                            Year ended August 31,
-----------------------------------------------------------------------------------------
                                                      1996        1995          1994
                                                  ---------------------------------------
Revenues:
   Net sales                                      $2,310,213   $2,107,426   $1,657,810
   Other revenues                                     12,150        9,353        8,424
-----------------------------------------------------------------------------------------
                                                   2,322,363    2,116,779    1,666,234

Costs and expenses:
   Cost of goods sold                              2,068,534    1,892,540    1,504,566
   Selling, general and administrative expenses      151,171      133,058      103,547
   Interest expense                                   15,822       15,246        9,271
   Employees' pension and profit sharing plans        13,915       11,277        7,943
   Litigation accrual                                    --         6,650          --
-----------------------------------------------------------------------------------------
                                                   2,249,442    2,058,771    1,625,327
-----------------------------------------------------------------------------------------
Earnings before income taxes                          72,921       58,008       40,907

Income taxes                                          26,897       19,800       14,737
-----------------------------------------------------------------------------------------
Net earnings                                      $   46,024   $   38,208   $   26,170
=========================================================================================
Net earnings per share                            $     3.01   $     2.52   $     1.75
=========================================================================================


See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)



                                                                                            August 31,
--------------------------------------------------------------------------------------------------------------
                                                                                       1996           1995
                                                                                     -------------------------
ASSETS

Current assets:

   Cash                                                                              $  24,260    $  21,018
   Accounts receivable (less allowance for collection losses of $5,501 and $4,743)     294,611      268,657
   Inventories                                                                         186,201      208,114
   Other                                                                                34,411       36,316
--------------------------------------------------------------------------------------------------------------
      Total current assets                                                             539,483      534,105


Other assets                                                                             4,563        4,259

Property, plant and equipment:
   Land                                                                                 17,272       16,629
   Buildings                                                                            45,902       40,178
   Equipment                                                                           407,286      372,644
   Leasehold improvements                                                               19,761       16,972
   Construction in process                                                              16,748       10,282
--------------------------------------------------------------------------------------------------------------
                                                                                       506,969      456,705

   Less accumulated depreciation and amortization                                     (284,259)    (246,966)
--------------------------------------------------------------------------------------------------------------
                                                                                       222,710      209,739
                                                                                     -------------------------
                                                                                     $ 766,756    $ 748,103
==============================================================================================================


                                                                                          August 31,
--------------------------------------------------------------------------------------------------------------
                                                                                      1996         1995
                                                                                   ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Commercial paper                                                                 $    --      $    --
   Notes payable                                                                         --           --
   Accounts payable                                                                   116,971      113,095
   Other payables and accrued expenses                                                128,879      137,933
   Income taxes payable                                                                 6,729        3,246
   Current maturities of long-term debt                                                11,494       14,108
--------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                      264,073      268,382

Deferred income taxes                                                                  21,044       18,553

Long-term debt                                                                        146,506      158,004

Commitments and contingencies

Stockholders' equity:
   Capital stock:
      Preferred stock                                                                    --           --
      Common stock, par value $5.00 per share: authorized 40,000,000 shares;
           issued 16,132,583 shares; outstanding 15,095,964 and 15,369,592 shares      80,663       80,663
   Additional paid-in capital                                                          13,193       11,946
   Retained earnings                                                                  262,772      223,994
--------------------------------------------------------------------------------------------------------------
                                                                                      356,628      316,603

   Less treasury stock 1,036,619 and 762,991 shares at cost                           (21,495)     (13,439)
--------------------------------------------------------------------------------------------------------------
                                                                                      335,133      303,164
                                                                                    --------------------------
                                                                                    $ 766,756    $ 748,103
==============================================================================================================

See notes to consolidated financial statements

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                      August 31,
--------------------------------------------------------------------------------------------------------------
                                                                            1996        1995       1994
                                                                       ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                        $  46,024    $  38,208    $  26,170
      Adjustments to earnings not requiring cash:
        Depreciation and amortization                                     41,599       38,134       30,143
        Provision for losses on receivables                                2,535        1,084        1,258
        Deferred income taxes                                                 (6)        (524)       4,304
        Other                                                               (258)        (268)        (209)
--------------------------------------------------------------------------------------------------------------
   Cash Flows From Operations Before Changes in
      Operating Assets and Liabilities                                    89,894       76,634       61,666

   Changes in operating assets and liabilities net of effect of Owen acquisition:
        Decrease (increase) in accounts receivable                       (29,063)       6,652      (65,906)
        Decrease (increase) in financial services loans and advances        --         19,560       16,208
        Decrease (increase) in inventories                                21,913      (39,804)       2,853
        Decrease (increase) in other assets                                1,601       (5,635)      (9,014)
        Increase (decrease) in accounts payable,
          accrued expenses,  and income taxes                              2,253       15,472        4,998
--------------------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities                                  86,598       72,879       10,805


CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Owen net of cash acquired                               (2,799)     (24,769)        --
   Temporary investments                                                    --         19,174        9,485
   Purchases of property, plant and equipment                            (47,982)     (39,311)     (48,152)
   Sales of property, plant and equipment                                  1,805          993          733
--------------------------------------------------------------------------------------------------------------

Net Cash Used by Investing Activities                                    (48,976)     (43,913)     (37,934)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Commercial paper - net change                                            --        (20,000)      20,000
   Notes payable - net change                                               --        (21,000)      21,000
   Financial services notes payable                                       (5,189)     (45,723)       9,909
   New long-term debt                                                       --        160,000         --
   Refinance long-term debt of acquisition                                  --        (32,000)        --
   Payments on long-term debt                                            (14,112)     (64,801)      (4,648)
   Stock issued under stock option, purchase, and bonus plans              5,225        2,337        4,347
   Tax benefits related to stock option plan                                 407        1,355          661
   Treasury stock acquired                                               (13,465)        --        (17,120)
   Dividends paid                                                         (7,246)      (7,211)      (6,705)
--------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                         (34,380)     (27,043)      27,444

Increase in Cash and Cash Equivalents                                      3,242        1,923          315

Cash and Cash Equivalents at Beginning of Year                            21,018       19,095       18,780
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                               $  24,260    $  21,018    $  19,095
==============================================================================================================


See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                                          Common stock                                           Treasury stock
                                                   -------------------------    Additional               ---------------------------
                                                    Number of                    paid-in      Retained    Number of
                                                     shares        Amount        capital      earnings     shares            Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 1, 1993                         12,100,064   $    60,500  $     3,919    $  189,865    (1,039,451)   $ (18,863)

   Net earnings                                                                                 26,170
   Cash dividends - $.46 per share                                                              (6,705)
   Stock split, four-for-three                      4,032,519        20,163       (3,830)      (16,333)     (346,318)        --
   Treasury stock acquired                                                                                  (748,100)     (17,120)
   Stock issued under stock option, purchase
      and bonus plans                                                                269                     276,293        4,077
   Tax benefits related to stock option plan                                         661
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1994                           16,132,583        80,663        1,019       192,997    (1,857,576)     (31,906)

   Net earnings                                                                                 38,208
   Cash dividends -  $.48 per share                                                             (7,211)
   Treasury stock acquired                                                                                       --          --
   Treasury stock issued for
      acquisition of Owen                                                          8,710                     932,301       16,345
   Stock issued under stock option, purchase
      and bonus plans                                                                862                     162,284        2,122
   Tax benefits related to stock option plan                                       1,355
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1995                           16,132,583        80,663       11,946       223,994      (762,991)     (13,439)

   Net earnings                                                                                 46,024
   Cash dividends -  $.48 per share                                                             (7,246)
   Treasury stock acquired                                                                                  (557,600)     (13,465)
   Additional treasury stock issued
      for Owen acquisition                                                           552                      37,196          472
   Stock issued under stock option, purchase
      and bonus plans                                                                288                     246,776        4,937
   Tax benefits related to stock option plan                                         407
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1996                           16,132,583   $    80,663  $    13,193    $  262,772    (1,036,619)   $ (21,495)
===================================================================================================================================


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AUGUST 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company manufactures, recycles and markets steel and metal products and related materials. Its manufacturing and recycling facilities and primary markets are located in the Sunbelt from the mid-Atlantic area through the Southwest. Through its global marketing offices, the Company trades primary and secondary metals and other commodities worldwide. As more fully discussed in footnote 13, the Manufacturing segment is the most dominant in terms of capital assets and operating profit.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

Sales are recognized when title to inventory passes to the customer based on customary industry practice.

Inventories

Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out (LIFO) method; cost of international and remaining inventories is determined by the first-in, first-out (FIFO) method.

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

Income Taxes

Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in footnote 6. Benefits from tax credits are reflected currently in earnings.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates regarding assets and liabilities and associated revenues and expenses. Management believes these estimates to be reasonable, however, actual results may vary.

Cash Flows

For purposes of the statements of cash flows, the Company considers investments that are short-term (generally with original maturities of three months or less) and highly liquid to be cash equivalents. Temporary investments include highly liquid instruments with longer original maturity dates.

Cash and cash equivalents and temporary investments at August 31 were as follows (in thousands):

                                    1996      1995       1994
-----------------------------------------------------------------
Cash and cash equivalents        $ 24,260   $ 21,018   $ 19,095
Temporary investments
   (at lower of cost or market)       --         --      19,174
-----------------------------------------------------------------
                                  $ 24,260  $ 21,018   $ 38,269
=================================================================

The Company will adopt Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during fiscal 1997. Presently there are no known asset impairments and management, therefore, believes the statement should not have any significant impact.

Reclassifications

Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the classifications used in the current year.

2.  ACQUISITION

After the November 15, 1994 acquisition of Owen Steel Company, Inc. and affiliates (Owen), the Company settled contingencies related to the net worth purchase price calculation and certain uncollected accounts receivable of Owen during fiscal 1996. The net worth adjustment resulted in the company paying the former shareholders $3.2 million, half in cash and half in the Company's # common stock, as a purchase price adjustment. The Company assigned certain uncollected accounts receivable to the former shareholders and was reimbursed $1.1 million. Under the acquisition agreement, the Company has until November 15, 1996 to present certain claims against the portion of the purchase price remaining in escrow which was approximately $4.4 million at August 31, 1996.

   On April 30, 1996 the Company filed suit against the four representatives (one of whom is a current director of the Company) of the former Owen stockholders. The lawsuit alleges failure to release from escrow, funds for claims totaling approximately $2.4 million paid subsequent to acquisition on exposures that existed at the acquisition date. The stockholder representatives have filed a response and counterclaims.

3.  INVENTORIES

Before reduction of LIFO reserves of $29,844,000 and $34,255,000 at August 31, 1996 and 1995, respectively, inventories valued under the first-in, first-out method approximated replacement cost.

   At August 31, 1996 and 1995, 79% and 86%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consist mainly of material dedicated to international business.

4.  CREDIT ARRANGEMENTS

Periodically, the Company is active in the commercial paper market with a program which permits borrowings up to $40,000,000. It is the Company's policy to maintain formal bank credit lines equal to 100% of the amount of all commercial paper outstanding.

   The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at banker's acceptance rates or on a cost of funds basis. No compensating balances or commitment fees are required under these credit facilities.

   On July 26, 1995 the Company sold $100 million of investment grade, unsecured notes with a coupon rate of 7.20% in its initial entry into the long-term public debt market. After netting the proceeds of an interest rate hedge closed simultaneously with the pricing of the bonds, the effective interest rate is 7.04%. The shelf registration filed for the $100 million of notes also makes available an additional $50 million of securities which may be issued in the form of medium term notes.

   On August 15, 1996, the Company arranged a 5 year, $40 million unsecured revolving credit loan facility with a group of four banks. The agreement provides for borrowing in United States dollars indexed to the reference rate or to the offshore dollar interbank market rate. A commitment fee of .1125% per annum is payable on the credit line. No compensating balances are required.

   Long-term debt and amounts due within one year as of August 31, 1996, are as follows (in thousands):

                        Long-term       Current
                          debt         maturities      Total
------------------------------------------------------------------
7.20% notes due 2005     $100,000       $     --      $100,000
8.49% notes due 2001       35,714          7,143        42,857
8.75% note due 1999        10,713          4,286        14,999
Other                          79             65           144
------------------------------------------------------------------
                         $146,506       $ 11,494      $158,000
==================================================================



All interest is payable semiannually. The 7.20% notes are due in July 2005. The 8.49% notes provide for annual principal repayments beginning on December 1, 1995; all other notes are payable semiannually.

   Certain of the note agreements include various covenants. The most restrictive of these requires maintenance of consolidated net current assets of $75,000,000 and net worth (as defined) of $150,000,000. At August 31, 1996, approximately $177,000,000 of retained earnings was available for cash dividends under these covenants.

   The aggregate amounts of all long-term debt maturities for the five years following August 31, 1996 are (in thousands): 1997 - $11,494; 1998 - $11,480;
1999 - $11,457; 2000 - $9,284; 2001 - $7,143.

   Interest expense is comprised of the following (in thousands):

                                  Year ended August 31,
---------------------------------------------------------------------
                               1996         1995         1994
---------------------------------------------------------------------
Long-term debt              $ 11,903     $  9,105      $  5,521
Financial services debt           --        1,364         1,953
Commercial paper                 360          516           321
Notes payable                  3,559        4,261         1,476
---------------------------------------------------------------------
                            $ 15,822     $ 15,246      $  9,271
=====================================================================


Interest of $320,000, $149,000 and $1,176,000 was capitalized in the cost of property, plant and equipment constructed in 1996, 1995 and 1994, respectively. Interest of $16,467,000, $12,641,000, and $10,453,000 was paid in 1996, 1995 and 1994, respectively.

5.  FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK

Management believes that the historical financial statement presentation is the most useful for displaying the Company's financial position. However, generally accepted accounting principles require disclosure of an estimate of the fair value of the Company's financial instruments as of year end. These estimated fair values disregard management intentions concerning these instruments and do not represent liquidation proceeds or settlement amounts currently available to the Company. Differences between historical presentation and estimated fair values can occur for many reasons including taxes, commissions, prepayment penalties, make-whole provisions and other restrictions as well as the inherent limitations in any estimation technique. Because of this management believes that this information may be of limited usefulness in understanding the Company and minimal value in making comparisons between companies.

   Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments' carrying amounts are considered equivalent to fair value:

   o Cash and temporary investments

   o Commercial paper

   o Notes payable

The Company's long-term debt is both publicly and privately held. Fair value was determined for private debt by discounting future cash flows at current market yields and for public debt at indicated market values.


(in thousands)
--------------------------------------------------------------------
Long-Term Debt                       1996             1995
--------------------------------------------------------------------
Carrying Amount                  $  158,000        $  172,112
Estimated Fair Value             $  159,162        $  174,950
====================================================================


The notional amount of foreign currency exchange contracts outstanding at year end was $50,389,000. The fair value of these contracts effective as hedges is not significant. The fair value of all outstanding letters of credit is not meaningful.

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

   The Company maintains both corporate and divisional credit departments. Limits are set for customers and countries. Letters of credit issued or confirmed through sound financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required. At August 31, 1996, $34,719,000 of bankers acceptances were included in accounts receivable.

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


6.  INCOME TAXES

The provisions for income taxes include the following (in thousands):


                                  Year ended August 31,
-----------------------------------------------------------------
                               1996         1995        1994
                             ------------------------------------
Current:
   United States             $ 22,356    $ 17,816     $  8,165
   Foreign                      1,364         615          402
   State and local              2,880       1,893        1,866
-----------------------------------------------------------------
                               26,600      20,324       10,433
Deferred                          297        (524)       4,304
-----------------------------------------------------------------
                             $ 26,897    $ 19,800     $ 14,737
=================================================================


Taxes of $16,537,000, $21,000,000 and $14,736,000 were paid in 1996, 1995 and
1994, respectively.

   Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The sources and tax effects of these differences are (in thousands):

                                               August 31,
-----------------------------------------------------------------
                                            1996        1995
                                        -------------------------
U.S. taxes provided on foreign income
   and foreign taxes                     $ 11,670     $ 11,532
Tax on difference between tax
   and book depreciation                   20,071       17,260
Net operating losses                       (6,692)      (6,692)
Alternative minimum tax credit             (1,713)      (1,713)
Other accruals                             (1,917)      (1,606)
Other                                        (375)        (228)
-----------------------------------------------------------------
Total                                    $ 21,044     $ 18,553
=================================================================


The Company uses substantially the same depreciable lives for tax and book purposes. Changes in deferred taxes relating to depreciation are mainly attributable to differences in the basis of underlying assets recorded under the purchase method of accounting. As noted above the Company provides United States taxes on unremitted foreign earnings. Such earnings have been reinvested in the foreign operations except for dividends of $6,062,000.

   The Company's effective tax rates were 36.9% in 1996, 34.1% in 1995, and 36% in 1994. Reconciliations of the United States statutory rates to the effective rates are as follows:

                                     Year ended August 31,
-------------------------------------------------------------------
                                 1996        1995        1994
                              -------------------------------------
Statutory rate                 35.0%        35.0%       35.0%
Tax credits                     (.5)         (.5)        (.5)
State and local taxes           2.6          2.1         2.9
Other                           (.2)        (2.5)       (1.4)
-------------------------------------------------------------------
Effective tax rate             36.9%        34.1%       36.0%
===================================================================


During 1995, the Company resolved all issues for its returns through 1992. The settlement amount was negligible and as a result the Company credited income tax expense $1,350,000 during 1995. This is reflected in Other in the table above. The Company acquired Owen Steel Company,Inc. and sub-sidiaries in a tax free merger transaction during 1995. As a result of this transaction, there are $19 million of net operating losses and $1.7 million of alternative minimum tax credits that were recorded as deferred tax assets under purchase accounting. These assets will be reduced as tax expense is recognized in future periods. The net operating losses consist of $4 million and $15 million that are due to expire in 2008 and 2009, respectively. The $1.7 million alternative minimum tax credit is available indefinitely.

7.  CAPITAL STOCK

Stock Purchase Plan

Substantially all employees may participate in the Company's employee stock purchase plan. The Directors have authorized the annual purchase of up to 200 shares at a discount of 25% from the stock's price. Annual activity of the stock purchase plan was as follows:

                                1996          1995       1994
-------------------------------------------------------------------
Shares available               276,061
Shares subscribed              158,490
   Price per share              $17.80
Shares purchased               138,180      107,110    122,607
   Price per share              $18.41       $19.94     $14.06


Stock Option Plans

The 1986 Stock Incentive Plan (Incentive Plan) was approved in November 1986 by the Board of Directors. Under the Incentive Plan, stock options and stock appreciation rights may be awarded to full-time salaried employees, including directors, of the Company. The option price for both the stock options and the stock rights will not be less than the fair market value of the Company's stock at the date of grant, and the options are exercisable two years from date of grant. The Incentive Plan also provides for issuance of common stock to eligible employees as performance awards for achievement of specified objectives. The Incentive Plan will terminate November 23, 1996, except as to awards outstanding. Annual activity of the Incentive Plan is as follows:

                               1996              1995         1994
---------------------------------------------------------------------
Shares available                  274,903
Shares outstanding              1,714,495
   Price per share          $8.72 - 27.61
Shares exercisable              1,003,670
Shares granted                    435,050        293,000     287,369
   Price per share         $26.25 - 27.31         $24.50      $27.61
Shares exercised                  119,362        126,843     160,497
   Average price per share         $17.92         $16.61      $13.72
Shares forfeited                   31,490          8,646      12,319



Preferred Stock

Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

8.  EMPLOYEES' PENSION AND PROFIT SHARING PLANS

Substantially all employees of the Company and its subsidiaries are covered by profit sharing or savings plans. Company contributions, which are discretionary, to all plans were $13,394,000, $10,801,000, and $6,999,000, for
1996, 1995 and 1994, respectively.

   One subsidiary maintains a defined benefit pension plan that covers substantially all its employees. Benefits are based on an employee's average monthly earnings and years of service. The contribution required for 1996 is not significant. Financial statement pension expense and related balance sheet and funded status are not significant.

9.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS/POSTEMPLOYMENT BENEFITS

The Company has no significant postretirement obligations other than pensions (see footnote 8). The Company's historical costs for postemployment benefits have not been significant and are not expected to be in the future.

10. COMMITMENTS AND CONTINGENCIES

Minimum rental commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 1996, are as follows for the fiscal periods specified (in thousands):


                                                        Real
                                     Equipment         Estate
--------------------------------------------------------------------
1997                                  $  3,275        $  3,380
1998                                     2,366           2,500
1999                                     2,079           2,162
2000                                     1,491           2,005
2001 and thereafter                        702           2,118
--------------------------------------------------------------------
                                      $  9,913        $ 12,165
====================================================================


Total rental expense was $7,834,000, $7,953,000 and $6,086,000 in 1996, 1995
and 1994, respectively.

   In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

   The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at thirteen sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its PRP designation. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

   Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have a material impact on earnings for a particular quarter. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with the above-referenced matters, it makes accruals as warranted. Due to evolving remediation technology, changing regulations, possible third party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Accordingly, it is not possible to estimate a meaningful range of possible exposure. It is the opinion of the Company's management that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.

   The November 22, 1994 Final Order of the United States District Court for the Southern District of Texas against CMC Oil Company, a subsidiary of the Company, is now a final, non-appealable order. The judgment and interest have been accrued in the financial statements of CMC Oil Company. CMC Oil (the subsidiary) does not have sufficient assets to satisfy the judgment. No claim has been asserted against Commercial Metals Company (the parent) in connection with this litigation.

11. EARNINGS PER SHARE

Earnings per share are computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The shares used in the calculation of earnings per share were 15,306,413, 15,151,072 and 14,956,479 in 1996, 1995 and 1994, respectively.

12.  OTHER PAYABLES AND ACCRUED EXPENSES



(in thousands)                                 August 31,
--------------------------------------------------------------------
                                           1996          1995
                                        ----------------------------
Salaries, wages and commissions         $ 29,570      $ 30,213
Advance billings on contracts              8,801        13,590
Pension and profit sharing                13,747         9,758
Insurance                                  8,864         9,193
Accrual for contract losses                1,406         8,066
Environmental                              8,434         7,634
Litigation accrual                         6,650         6,650
Freight                                    4,263         5,625
Taxes other than income taxes              5,518         5,335
Interest                                   3,543         3,592
Other accrued expenses                    38,083        38,277
--------------------------------------------------------------------
                                        $128,879      $137,933
====================================================================


13. BUSINESS SEGMENTS

Summarized data for the Company's international operations located outside of the United States (principally in Europe, Australia and the Far East) are as follows (in thousands):

                                             Year ended August 31,
----------------------------------------------------------------------------
                                         1996         1995         1994
                                      --------------------------------------
Revenues-unaffiliated customers       $ 505,255    $ 376,332    $ 478,012
============================================================================
Operating profit                      $   6,731    $  10,051    $   8,683
============================================================================
Identifiable assets                   $ 108,492    $  88,711    $ 139,668
============================================================================


Export sales from the Company's United States operations are as follows (in thousands):


                                    Year ended August 31,
-----------------------------------------------------------------------
                                    1996        1995         1994
                               ----------------------------------------
>S>
Far East                       $  60,008     $  42,439     $ 36,686
Canada and Mexico                 40,565        42,698       34,621
Other                              3,414         6,074        6,660
-----------------------------------------------------------------------
Total                          $ 103,987     $  91,211     $ 77,967
=======================================================================


The Company operates in three business segments, as indicated below. During 1995 the Financial Services segment was discontinued and its assets were merged with the Marketing and Trading segment. Intersegment sales generally are priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense.

                                                                                                        Adjustments
                                                                Marketing    Financial                      and
1996 (in thousands)                Manufacturing   Recycling   and Trading    Services    Corporate    eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues - unaffiliated customers  $ 1,008,231    $   443,825   $  869,646                 $      661    $     --      $ 2,322,363
Intersegment revenues                    9,625         20,348       20,394                                  (50,367)
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                    1,017,856        464,173      890,040                        661       (50,367)     2,322,363
====================================================================================================================================
Operating profit (loss)                 61,818         12,091       17,680                     (2,846)                      88,743

Interest expense                                                                                                           (15,822)

   Earnings before income taxes                                                                                             72,921
====================================================================================================================================
Depreciation and amortization           31,319          9,410          614                        256                       41,599
====================================================================================================================================
Capital expenditures                    37,315          8,727        1,611                        329                       47,982
====================================================================================================================================
Identifiable assets                $   457,939    $    91,885   $  195,042                 $   21,890    $      --     $   766,756
====================================================================================================================================



1995 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

Revenues - unaffiliated customers  $   900,922    $   483,428   $  732,419                 $      10     $     --      $ 2,116,779
Intersegment revenues                   11,817         27,707       16,806                                  (56,330)
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                      912,739        511,135      749,225                        10        (56,330)     2,116,779
====================================================================================================================================
Operating profit (loss)                 54,417         11,337       17,621                   (10,121)                       73,254

Interest expense                                                                                                           (15,246)

   Earnings before income taxes                                                                                             58,008
====================================================================================================================================
Depreciation and amortization           28,847          8,524          635                       128                        38,134
====================================================================================================================================
Capital expenditures                    24,689         14,103          431                        88                        39,311
====================================================================================================================================
Identifiable assets                $   452,145    $   111,119   $  165,692                 $  19,147     $     --      $   748,103
====================================================================================================================================



1994 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

Revenues - unaffiliated customers  $   592,958    $   319,468   $  751,027    $    2,747   $       34    $     --      $ 1,666,234
Intersegment revenues                    5,317         22,782        6,895                                  (34,994)
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                      598,275        342,250      757,922         2,747           34       (34,994)     1,666,234
====================================================================================================================================
Operating profit (loss)                 37,670          4,998       13,507         1,731*      (9,681)                      48,225
Interest expense                                                                                                            (7,318)*
   Earnings before income taxes                                                                                             40,907
====================================================================================================================================
Depreciation and amortization           22,382          7,003          655                        103                       30,143
====================================================================================================================================
Capital expenditures                    37,203         10,181          519                        249                       48,152
====================================================================================================================================
Identifiable assets                $   281,471    $    97,924   $  154,102    $   62,003   $    9,377    $     --      $   604,877
====================================================================================================================================



*Interest expense of the Financial Services segment has been included in operating profit in the amount of $1,953 in 1994.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1996, 1995 and 1994 are as follows (in thousands except per share data):


                                Three Months Ended 1996
----------------------------------------------------------------------
                       Nov. 30     Feb. 29    May 31   Aug. 31
----------------------------------------------------------------------
Net sales             $ 588,238  $ 514,855  $ 634,569 $ 572,551
Gross profit             57,956     57,628     61,663    64,432
Net earnings             10,832     10,010     12,012    13,170
Net earnings per share      .70        .67        .79       .86

                                Three Months Ended 1995
----------------------------------------------------------------------
                       Nov. 30     Feb. 28    May 31   Aug. 31
----------------------------------------------------------------------

Net sales             $ 411,434  $ 530,907 $ 572,520  $ 592,565
Gross profit             45,751     58,204    60,370     50,561
Net earnings              6,372     10,277    11,371     10,188
Net earnings per share      .44        .67       .73        .66

                                Three Months Ended 1994
----------------------------------------------------------------------
                       Nov. 30     Feb. 28    May 31   Aug. 31
----------------------------------------------------------------------

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

   As discussed in footnote 6, there are credits to income tax expense of $1,350,000 ($1,000,000 in the first quarter and $350,000 in the fourth quarter) in 1995 resulting from the favorable resolution of tax issues with the Internal Revenue Service for years audited.

   As discussed in footnote 10, CMC Oil Company recorded a nonrecurring net charge of $4.1 million in the first quarter of 1995 as a litigation accrual.


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Commercial Metals Company
Dallas, Texas

We have audited the consolidated balance sheets of Commercial Metals Company and subsidiaries at August 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Dallas, Texas
October 16, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No event reportable herein took place.



                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain of the information required in response to this Item with regard to directors is incorporated herein by reference from the registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 23, 1997, which will be filed no later than 120 days after the close of the Registrant's fiscal year. The following is a listing of employees believed to be considered "Executive Officers" of the registrant as defined under Rule 3b-7 as of August 31, 1996:


NAME                              CURRENT TITLE & POSITION                   AGE         OFFICER SINCE
----                              ------------------------                   ---         -------------
Lawrence A. Engels               Vice President, Treasurer and                63               1977
                                 Chief Financial Officer


Hugh M. Ghormley                 Executive Vice President                     67               1981
                                 CMC Steel Group


Harry J. Heinkele                President, Secondary Metals                  64               1981
                                 Processing Division


A. Leo Howell                    Vice President; President and                75               1977
                                 Treasurer - Howell Metal Company;
                                 Director and Chairman of the
                                 Executive Committee


William B. Larson                Controller                                   43               1995


Murray R. McClean                Vice President and                           48               1995
                                 President, International Division


Stanley A. Rabin                 President and Chief Executive                58               1974
                                 Officer; Director

Bert Romberg                     Senior Vice President                               66               1968


Marvin Selig                     President, CMC Steel Group;                         73               1968
                                 Director


Clyde P. Selig                   Executive Vice President,                           64               1981
                                 CMC Steel Group


David M. Sudbury                 Vice President, Secretary and                       51               1976
                                 General Counsel


         The Executive Officers are employed by the Board of Directors of the registrant or the respective subsidiary usually at its first meeting after the registrant's Annual Shareholders Meeting and continue to serve for terms set from time to time by the registrant's Board of Directors in its discretion.

         All of the Executive Officers of the Company have served in the positions indicated above or in positions of similar responsibility for more than five years except for Messrs. Larson and McClean. Mr. Larson was employed by the Company in June, 1991 as Assistant Controller and was named Controller
in March 1995.   For five years prior to June, 1991, he had been employed by and was a partner when he left Deloitte & Touche LLP. Mr. McClean has been employed by the Company's subsidiary CMC (Australia) Pty. Limited since 1984. In September, 1993, he assumed the function of President of the International Division of the Company. Director and Executive Officer Marvin Selig is the brother of Executive Officer Clyde P. Selig. There are no other family relationships among the officers of the registrant or among the Executive Officers and Directors.


ITEM 11.   EXECUTIVE COMPENSATION

         Information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 23, 1997, which will be filed no later than 120 days after the close of the Registrant's fiscal year.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 23, 1997, which will be filed no later than 120 days after the close of the Registrant's fiscal year.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the extent applicable, information required in response to this
Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held

January 23, 1997, which will be filed no later than 120 days after the close of the Registrant's fiscal year.


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

  (3)(i)a - Certificate of Amendment of Restated Certificate of Incorporation
               dated February 1, 1994 (Filed as Exhibit 3(i)a to the Company's
               Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

  (3)(i)b - Certificate of Amendment of Restated Certificate of Incorporation
               dated February 17, 1995 (Filed as Exhibit 3(i)b to the Company's
               Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

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

  (11)   Calculation of primary and fully diluted earnings per share  . . . . . . . . . . . . . . . .   E1

  (21)   Subsidiaries of Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E2

  (23) Independent Auditors' consent to incorporation by reference into previously filed Registration Statements No. 033-61073 and No. 033-61075 on
  Form S-8 of report dated October 16, 1996 accompanying the consolidated financial statements of Commercial Metals Company and Subsidiaries
         for the year ended August 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E3


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


                                     COMMERCIAL METALS COMPANY

                                             /s/ Stanley A. Rabin
                                     ----------------------------------
                                     By:     Stanley A. Rabin
                                             President and
                                             Chief Executive Officer

                                             Date:    November 26, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Albert A. Eisenstat                       /s/ Charles B. Peterson
--------------------------------------        --------------------------------------
Albert A. Eisenstat, November 26, 1996        Charles B. Peterson, November 26, 1996
Director                                      Director

/s/ Moses Feldman                             /s/ Stanley A. Rabin
--------------------------------------        --------------------------------------
Moses Feldman, November 26, 1996              Stanley A. Rabin, November 26, 1996
Director                                      President, Chief Executive Officer
                                              and Director
/s/ Laurence E. Hirsch
--------------------------------------        /s/ Marvin Selig
Laurence E. Hirsch, November 26, 1996         --------------------------------------
Director                                      Marvin Selig, November 26, 1996
                                              President - Steel Group
/s/ A. Leo Howell                             and Director
--------------------------------------
A. Leo Howell, November 26, 1996              /s/ Lawrence A. Engels
Vice President and Director                   --------------------------------------
                                              Lawrence A. Engels, November 26, 1996
/s/ Walter F. Kammann                         Vice President and
--------------------------------------        Chief Financial Officer
Walter F. Kammann, November 26, 1996
Director                                      /s/ William B. Larson
                                              --------------------------------------
/s/ Ralph E. Loewenberg                       William B. Larson November 26, 1996
--------------------------------------        Controller
Ralph E. Loewenberg, November 26, 1996
Director

/s/ Dorothy G. Owen
--------------------------------------
Dorothy G. Owen, November 26, 1996
Director



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
   Commercial Metals Company
Dallas, Texas

We have audited the consolidated financial statements of Commercial Metals Company as of August 31, 1996 and 1995, and for each of the three years in the period ended August 31, 1996, and have issued our report thereon dated October 16, 1996; such financial statements and report are included in your 1996 Annual Report to Stockholders which is included herein. Our audits also included the consolidated financial statement schedule of Commercial Metals Company listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP

/s/ DELOITTE & TOUCHE LLP


Dallas, Texas
October 16, 1996

                               SCHEDULE  VIII


                 COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

                              ( In thousands )



Allowance for collection
losses deducted from notes
and accounts receivable:


                           Charged to    Charged      Deductions
              Balance,     profit and    to other        from        Balance
              beginning     loss or      accounts      reserves        end
 Year          of year      income        ( A )         ( B )        of year
--------      ----------   ----------   ----------    ----------     --------
  1994         3,217         1,258          275          1,222         3,528

  1995*        3,724         1,084          611            676         4,743

  1996         4,743         2,535          269          2,046         5,501


* Includes opening balance of $196 from the acquisition of the Owen Companies in November 1994.


( A )  Recoveries of accounts written off.

( B )  Write-off of uncollectible accounts.

                              INDEX TO EXHIBITS



EXHIBIT
NO.                        DESCRIPTION
-------                    -----------
11      Calculation of primary and fully diluted earnings per share  . . . E1

21      Subsidiaries of Registrant . . . . . . . . . . . . . . . . . . . . E2

23      Independent Auditors' consent to incorporation by reference into previously filed Registration Statements No. 033-61073 and No. 033-61075 on Form S-8 of report dated
        October 16, 1996 accompanying the consolidated financial
        statements of Commercial Metals Company and Subsidiaries
        for the year ended August 31, 1996 . . . . . . . . . . . . . . . . E3

27      Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . E4

