Form 10-Q
period 1996-11-30
COMMERCIAL METALS CO
filed 1997-01-13
CIK 22444

                                   FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 2O549
                      ------------------------------------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  -------------------------------------------


For quarter ended November 30, 1996
Commission File Number  1-4304

                           COMMERCIAL METALS COMPANY
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                           75-0725338
--------------------------------                       ---------------------
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

As of November 30, 1996 there were 15,116,662 shares of the Company's common stock issued and outstanding excluding 1,015,921 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                     INDEX
                                     -----

                                                                     Page No.
                                                                     --------
PART I - Financial Statements:

    Consolidated Balance Sheets -
       November 30, 1996 and August 31, 1996                           2 - 3


    Consolidated Statements of Earnings -
       Three months ended                                                   4
         November 30, 1996 and 1995


    Consolidated Statements of Cash Flows -
       Three months ended
         November 30, 1996 and 1995                                         5


    Consolidated Statement of Stockholders'
       Equity -  November 30, 1996                                          6


    Notes to Consolidated Financial Statements                              7


    Management's Discussion and Analysis of the
       Consolidated Financial Statements                               8 - 12


PART II - Other Information and Signatures                            13 - 14

    Exhibit 11 (a) - Calculation of Primary and
       Fully Diluted Earnings per Share                                    15

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                       ( In thousands except share data )

                                                           NOV. 30,     August 31,
                                                             1996          1996
                                                          ----------    ----------
CURRENT ASSETS:

     Cash                                                 $   11,986    $   24,260
     Accounts receivable (less allowance for
        collection losses of $5,803 and $5,501)              302,453       294,611
     Inventories                                             191,194       186,201
     Other                                                    34,973        34,411
                                                          ----------    ----------
                          TOTAL CURRENT ASSETS               540,606       539,483


OTHER ASSETS                                                   6,478         4,563


PROPERTY, PLANT, AND EQUIPMENT, at cost:

     Land                                                     17,371        17,272
     Buildings                                                47,904        45,902
     Equipment                                               415,733       407,286
     Leasehold improvements                                   19,940        19,761
     Construction in process                                  22,693        16,748
                                                          ----------    ----------
                                                             523,641       506,969
     Less accumulated depreciation
          and amortization                                  (294,641)     (284,259)
                                                          ----------    ----------
                                                             229,000       222,710


                                                          ----------    ----------
                                                          $  776,084    $  766,756
                                                          ==========    ==========





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                       ( In thousands except share data )

                                                             NOV. 30,     August 31,
                                                              1996          1996
                                                            ---------    ---------
CURRENT LIABILITIES:
     Commercial paper                                       $    --      $    --
     Notes payable                                             35,000
     Accounts payable                                         105,978      116,971
     Other payables and accrued expenses                      108,755      128,879
     Income taxes payable                                       6,720        6,729
     Current maturities of long-term debt                      11,498       11,494
                                                            ---------    ---------
                          TOTAL CURRENT LIABILITIES           267,951      264,073

DEFERRED INCOME TAXES                                          21,044       21,044

LONG-TERM DEBT                                                144,415      146,506

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Capital stock:
          Preferred stock                                        --           --

          Common stock, par value $5.00 a share;
            authorized 40,000,000 shares;
            issued 16,132,583 shares, outstanding
            15,116,662 and 15,095,964 shares                   80,663       80,663


     Additional paid-in capital                                13,184       13,193

     Retained earnings                                        269,985      262,772
                                                            ---------    ---------
                                                              363,832      356,628
     Less treasury stock,
     1,015,921 and 1,036,619 shares at cost                   (21,158)     (21,495)
                                                            ---------    ---------
                                                              342,674      335,133

                                                            ---------    ---------
                                                            $ 776,084    $ 766,756
                                                            =========    =========


                See notes to consolidated financial statements.
                                     Page 3

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      -----------------------------------


                       ( In thousands except share data )


                                         Three months ended
                                            November 30,
                                      ------------------------
                                         1996          1995
                                      ----------    ----------
REVENUES:

    Net sales                         $  526,859    $  588,238
    Other revenue                          4,102         1,981
                                      ----------    ----------
                                         530,961       590,219

COSTS AND EXPENSES:

    Cost of goods sold                   469,307       530,282
    Selling, general and
     administrative expenses              40,000        35,712
    Interest expense                       3,471         3,697
    Employees' pension and
     profit sharing plans                  3,674         3,402

                                      ----------    ----------
                                         516,452       573,093


EARNINGS BEFORE INCOME TAXES              14,509        17,126

INCOME TAXES                               5,332         6,294
                                      ----------    ----------
NET EARNINGS                          $    9,177    $   10,832
                                      ==========    ==========


Net earnings per share                $     0.60    $     0.70

Cash dividends per share              $     0.13    $     0.12

Average shares outstanding            15,388,196    15,571,619





                See notes to consolidated financial statements.

                          COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                          ------------------------------------------
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -------------------------------------
                                (In thousands)

                                                                 Three months ended
                                                                     November 30,
                                                               ----------    ----------
                                                                  1996          1995

---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                              $    9,177    $   10,832
     Adjustments to earnings not requiring cash:
         Depreciation and amortization                             10,658        10,563
         Provision for losses on receivables                          268           256
         Other                                                        (67)          (82)
                                                               ----------    ----------
     Cash flows from operations before changes in
       operating assets and liabilities                            20,036        21,569


     Changes in operating assets and liabilities
         Decrease (increase) in receivables                        (8,110)      (16,515)
         Decrease (increase) in inventories                        (4,993)        7,301
         Decrease (increase) in other assets                       (2,477)        2,549
         Increase (decrease) in accounts payable,
            accrued expenses and income taxes                     (31,126)        2,771
                                                               ----------    ----------

     Net Cash Provided (Used) by Operating Activities             (26,670)       17,675
---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of Owen Steel                                       --          (2,799)
     Purchase of property, plant and equipment                    (16,948)       (9,359)
     Sales of property, plant and equipment                            67            82
                                                               ----------    ----------
     Net Cash Used by Investing Activities                        (16,881)      (12,076)
---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Commercial paper - net change                                   --            --
     Notes payable - net change                                    35,000           659
     Payments on long-term debt                                    (2,087)       (2,188)
     Stock issued under stock option/bonus plans                      328           389
     Treasury stock acquired                                         --         (12,759)
     Dividends paid                                                (1,964)       (1,846)

                                                               ----------    ----------
     Net Cash Provided (Used) by Financing Activities              31,277       (15,745)
---------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                             (12,274)      (10,146)

Cash and Cash Equivalents at Beginning of Year                     24,260        21,018
                                                               ----------    ----------
Cash and Cash Equivalents at End of Period                     $   11,986    $   10,872
                                                               ==========    ==========



                See notes to consolidated financial statements.

                  COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 ----------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 ----------------------------------------------



                       ( In thousands except share data )

                                                  Common Stock                                            Treasury Stock
                                           --------------------------      Add'l                    --------------------------
                                            Number of                     Paid-In      Retained      Number of
                                             Shares          Amount       Capital      Earnings       Shares         Amount
                                           -----------    -----------   -----------   -----------   -----------    -----------
Balance September 1, 1996                   16,132,583    $    80,663   $    13,193   $   262,772    (1,036,619)   ($   21,495)

   Net earnings for three months
     ended November 30, 1996                                                                9,177


   Cash dividends - $.13 a share                                                           (1,964)







   Stock issued under stock option,
     purchase and bonus plans                                                    (9)                     20,698            337


                                           -----------    -----------   -----------   -----------   -----------    -----------
Balance, November 30, 1996                  16,132,583    $    80,663   $    13,184   $   269,985    (1,015,921)   ($   21,158)
                                           ===========    ===========   ===========   ===========   ===========    ===========




                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
              ----------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              ----------------------------------------------------



NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                                                Long-Term  Current     Amount
                                                  Debt    Maturities Outstanding
                                                --------  ---------- -----------

7.20%notes due 2005                             $100,000   $   --     $100,000
8.49%notes due 2001                               35,714      7,143     42,857
8.75%note due 1999                                 8,570      4,286     12,856

     Other                                           131         69        200

                                                --------   --------   --------
                                                $144,415   $ 11,498   $155,913
                                                ========   ========   ========


NOTE B  -  TAXES ON INCOME:

    Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C  -  QUARTERLY FINANCIAL DATA:

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1996, the results of operations for the three months then ended and cash flows for the same periods. The results of operations for the three month periods are not necessarily indicative of the results to be expected for a full year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED RESULTS OF OPERATIONS



                                     (in millions)

                                 1ST QTR       1st Qtr
                                 FY 1997       FY 1996
                                 -- ----       -- ----
     Revenues                     $ 531          $ 590

     Net earnings                   9.2           10.8

     Cash flow                     20.0           21.6

     LIFO reserve                  29.3           34.0



SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:


- Second best first quarter ever, trailing only the record set in the previous year.

- Steel Group achieved record tons melted, rolled and shipped for a first quarter.

- Copper tube division strong.

- Steel and scrap selling prices lower than fourth quarter.

- Settlement of business interruption claim SMI Texas.

- Technology migration underway.


CONSOLIDATED DATA

   The LIFO method of inventory valuation had the effect of increasing net earnings for the quarter $348 thousand (2 cents per share) compared to an increase in net earnings of $146 thousand (1 cent per share) last year.

   During the quarter the Company acquired substantially all the operating assets of a metal recycling company with locations in Midland and Odessa, Texas. Subsequent to quarter end, the Company also announced it has entered into an agreement to acquire substantially all the operating assets of a steel heat treating facility located in Chicora, Pennsylvania. This transaction was effective January 1,1997. Neither of the acquisitions individually or combined were significant to the operations or assets of the Company.

SEGMENT OPERATING DATA

     Revenues and operating profit by business segment are shown in the following table:

                               Three months ended November 30,
                               -------------------------------
                                     1996         1995
                                     ----         ----
REVENUES:
     Manufacturing                 $257,959     $244,740
     Recycling                       96,074      122,628
     Marketing and Trading          194,557      236,107
     Corporate and Eliminations     (17,629)     (13,256)
                                   --------     --------
                                   $530,961     $590,219
                                   ========     ========

OPERATING PROFIT:
     Manufacturing                 $ 13,997     $ 15,188
     Recycling                          190        1,514
     Marketing and Trading            5,356        4,500
     Corporate and Eliminations      (1,563)        (379)
                                   --------     --------
                                   $ 17,980     $ 20,823
                                   ========     ========

MANUFACTURING -

       The segment's operating profit was 8% lower than the prior year. Strong volume was offset by weaker pricing in the Steel Group, but the Copper Tube Division benefitted from good production and widening margins. The Steel Group East companies were about breakeven for the quarter.

       First quarter records were set for steel mill tons melted, rolled and shipped. Shipments by the four mills totaled 428,000 tons or 5% higher than last year's first quarter. But with average higher scrap costs and slightly lower average selling prices, operating profit was 13% lower than the previous year. Results included $1.7 million of other income from an insurance recovery for business interruption losses sustained subsequent to the October 1995 fire at SMI-Texas.

       Results in the Company's steel fabrication businesses continued strong although operating profit was 12% behind last year. Fabricated shipments were a record 173,000 tons for the quarter versus 149,000 tons with mixed average selling prices.

       Computer migration costs during the quarter were tracking the expected annual expense of $6.4 million.

       Copper Tube results were excellent as interest rates continued to fuel the expansion in single family homes. Production increased 9% over the same period last year. Shipments rose 10% and coupled with declining raw material costs, produced a significant increase in operating profits.

RECYCLING -

       The Recycling segment showed only a small operating profit, reflecting lower revenues on scrap processed due to the weakest market conditions in over three years. Selling prices for steel scrap, stainless steel, aluminum, copper and brass all were significantly lower than 1996's first quarter primarily on account of much weaker export markets, which in turn impacted domestic prices. Steel scrap prices were weakened further because of delays in several new minimill startups. Consequently, scrap flow was impacted negatively and the volume of ferrous scrap shipped decreased 10% to 269,000 tons while nonferrous shipments declined 8% to 46,000 tons.

MARKETING AND TRADING -

       Operating income for the segment was 19% above last year. Lower international steel trading revenues were offset by excellent results in ores, minerals, and industrial materials. Steel marketing and distribution results were good including a solid improvement in operations in the United Kingdom. Outside of the U.S.A. many customers were still reducing excessive inventories amid intense competition and generally poor markets. The segment had pretax Lifo income of $674,000 compared to $166,000 of expense in the previous year's quarter.

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

OUTLOOK

   It appears that markets will remain soft during the second quarter but consumption in the U.S. should reaccelerate in the spring. Global markets should improve once inventory levels are further corrected. Underlying construction, manufacturing, and distributor markets in the U.S. are firm. Manufacturing margins should show some improvement because of the increased spread between product and raw materials, although some firming of scrap might occur. The Company will continue to focus on internal improvements.

LIQUIDITY

   Cash flow from operations before changes in operating assets and liabilities was $20.0 million, down 7% from the previous year due to lower earnings. Accounts receivable increased $8.1 million since August 31 due to increased domestic sales of ores, minerals, and industrial materials. Inventories rose $5.0 million with increased steel mill inventories offset by lower levels in Marketing and Trading. Accounts payable, accrued expenses, and income taxes decreased $31.0 million since year end with the payment of incentive compensation and funding of employee benefit plans.

The Company financed these working capital needs through internal cash flow and an increase in short term notes payable of $35 million. The Company invested $16.9 million in capital expenditures as part of its anticipated $70 million annual capital program.

   Net working capital was $273 million at November 30,1996 compared to $275 million at August 31,1996. The current ratio was maintained at 2.0. The Company's effective tax rate for the first quarter was 36.8% which was consistent with last year's comparable quarter as well as last fiscal year.

Long-term debt as a percent of total capitalization was 28.4% at November 30,1996 compared to 29.1% at August 31,1996. The ratio of total debt to total capitalization plus short-term debt stood at 34.4%. Stockholders' equity at November 30,1996 was $343 million or $22.67 per share.

PART II      OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1996 filed November 27, 1996, with the Securities and Exchange Commission.




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




                                                  COMMERCIAL METALS COMPANY



                                                  /s/Lawrence A. Engels
January 13, 1997                                  Lawrence A. Engels
                                                  Vice President, Treasurer
                                                  & Chief Financial Officer



                                                  /s/William B. Larson
January 13, 1997                                  William B. Larson
                                                  Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  11.       Computation of Per Share Earnings

            (a) Calculation of Primary and Fully Diluted Earnings
                Per Share

  27.       Financial Data Schedule