Form 10-Q
period 1997-02-28
COMMERCIAL METALS CO
filed 1997-04-10
CIK 22444

================================================================================

                                   FORM 1O-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 2O549

                             ---------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

FOR QUARTER ENDED FEBRUARY 28, 1997                COMMISSION FILE NUMBER 1-4304

                             ---------------------

                           COMMERCIAL METALS COMPANY
             (Exact name of registrant as specified in its charter)

                             ---------------------

                   DELAWARE                                      75-0725338
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

                             7800 STEMMONS FREEWAY
                      P. O. BOX 1046  DALLAS, TEXAS 75221
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (214) 689-4300
              (Registrant's telephone number, including area code)

              Former name, former address and former fiscal year,
                          if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 28, 1997 there were 15,293,330 shares of the Company's common stock issued and outstanding excluding 839,253 shares held in the Company's treasury.

================================================================================

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I -- Financial Statements:

  Consolidated Balance Sheets -- February 28, 1997 and
     August 31, 1996........................................     2-3

  Consolidated Statements of Earnings -- Six months and
     three months ended February 28, 1997 and February 29,
     1996...................................................       4

  Consolidated Statements of Cash Flows -- Six months ended
     February 28, 1997 and February 29, 1996................       5

  Consolidated Statement of Stockholders' Equity -- February
     28, 1997...............................................       6

  Notes to Consolidated Financial Statements................       7

  Management's Discussion and Analysis of the Consolidated
     Financial Statements...................................    8-11

PART II -- Other Information and Signatures.................      12

  Exhibit 11 (a) -- Calculation of Primary and Fully Diluted
     Earnings per Share.....................................      12

  Exhibit 27 -- Financial Data Schedule.....................      12

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              FEBRUARY 28,         AUGUST 31,
                                                                  1997                1996
                                                              -------------        -----------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
CURRENT ASSETS:
  Cash......................................................    $  15,331           $  24,260
  Accounts receivable (less allowance for collection losses
     of $5,786 and $5,501)..................................      308,045             294,611
  Inventories...............................................      205,229             186,201
  Other.....................................................       43,271              34,411
                                                                ---------           ---------
          TOTAL CURRENT ASSETS..............................      571,876             539,483

OTHER ASSETS................................................        6,856               4,563

PROPERTY, PLANT, AND EQUIPMENT, at cost:
  Land......................................................       17,150              17,272
  Buildings.................................................       50,619              45,902
  Equipment.................................................      423,185             407,286
  Leasehold improvements....................................       20,176              19,761
  Construction in process...................................       29,741              16,748
                                                                ---------           ---------
                                                                  540,871             506,969
  Less accumulated depreciation and amortization............     (304,830)           (284,259)
                                                                ---------           ---------
                                                                  236,041             222,710
                                                                ---------           ---------
                                                                $ 814,773           $ 766,756
                                                                =========           =========

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              FEBRUARY 28,         AUGUST 31,
                                                                  1997                1996
                                                              -------------        -----------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
CURRENT LIABILITIES:
  Commercial paper..........................................     $ 30,000           $      --
  Notes payable.............................................       35,110
  Accounts payable..........................................      116,280             116,971
  Other payables and accrued expenses.......................      110,070             128,879
  Income taxes payable......................................        1,422               6,729
  Current maturities of long-term debt......................       11,504              11,494
                                                                 --------           ---------
          TOTAL CURRENT LIABILITIES.........................      304,386             264,073
DEFERRED INCOME TAXES.......................................       21,044              21,044
LONG-TERM DEBT..............................................      137,389             146,506

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
     Preferred stock........................................           --                  --
     Common stock, par value $5.00 a share; authorized
      40,000,000 shares; issued 16,132,583 shares,
      outstanding 15,293,330 and 15,095,964 shares..........       80,663              80,663
  Additional paid-in capital................................       13,554              13,193
  Retained earnings.........................................      275,218             262,772
                                                                 --------           ---------
                                                                  369,435             356,628
  Less treasury stock, 839,253 and 1,036,619 shares at
     cost...................................................      (17,481)            (21,495)
                                                                 --------           ---------
                                                                  351,954             335,133
                                                                 --------           ---------
                                                                 $814,773           $ 766,756
                                                                 ========           =========

                 See notes to consolidated financial statements

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 FEBRUARY 28,                FEBRUARY 28,
                                           -------------------------   -------------------------
                                              1997          1996          1997          1996
                                           -----------   -----------   -----------   -----------
                                                     (IN THOUSANDS EXCEPT SHARE DATA)
REVENUES:
  Net sales..............................  $   523,463   $   514,855   $ 1,050,322   $ 1,103,093
  Other revenue..........................        2,292         3,326         6,394         5,307
                                           -----------   -----------   -----------   -----------
                                               525,755       518,181     1,056,716     1,108,400
COSTS AND EXPENSES:
  Cost of goods sold.....................      467,344       457,227       936,651       987,509
  Selling, general and administrative
     expenses............................       40,555        37,700        80,555        73,412
  Interest expense.......................        3,686         4,160         7,157         7,857
  Employees' pension and profit sharing
     plans...............................        2,724         3,269         6,398         6,671
                                           -----------   -----------   -----------   -----------
                                               514,309       502,356     1,030,761     1,075,449
EARNINGS BEFORE INCOME TAXES.............       11,446        15,825        25,955        32,951
INCOME TAXES.............................        4,245         5,815         9,577        12,109
                                           -----------   -----------   -----------   -----------
NET EARNINGS.............................  $     7,201   $    10,010   $    16,378   $    20,842
                                           ===========   ===========   ===========   ===========
Net earnings per share...................  $      0.47   $      0.67   $      1.06   $      1.36
Cash dividends per share.................  $      0.13   $      0.12   $      0.26   $      0.24
Average shares outstanding...............   15,413,273    15,025,543    15,400,735    15,298,581

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                  FEBRUARY 28,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 16,378    $ 20,842
  Adjustments to earnings not requiring cash:
     Depreciation and amortization..........................    21,556      21,056
     Provision for losses on receivables....................       616         882
     Other..................................................       (26)       (156)
                                                              --------    --------
  Cash flows from operations before changes in operating
     assets and liabilities.................................    38,524      42,624
  Changes in operating assets and liabilities
     Decrease (increase) in receivables.....................   (14,050)    (26,915)
     Decrease (increase) in inventories.....................   (19,028)     (7,425)
     Decrease (increase) in other assets....................   (11,153)      3,831
     Increase (decrease) in accounts payable, accrued
      expenses and
       income taxes.........................................   (24,807)    (28,580)
                                                              --------    --------
  Net Cash Used by Operating Activities.....................   (30,514)    (16,465)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Owen Steel.................................        --      (2,799)
  Purchase of property, plant and equipment.................   (34,887)    (20,849)
  Sales of property, plant and equipment....................        26         156
                                                              --------    --------
  Net Cash Used by Investing Activities.....................   (34,861)    (23,492)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Commercial paper -- net change............................    30,000      30,000
  Notes payable -- net change...............................    35,110      24,953
  Payments on long-term debt................................    (9,107)    (11,879)
  Stock issued under stock option/bonus plans...............     4,375       3,939
  Treasury stock acquired...................................               (13,465)
  Dividends paid............................................    (3,932)     (3,631)
                                                              --------    --------
  Net Cash Provided by Financing Activities.................    56,446      29,917
Decrease in Cash and Cash Equivalents.......................    (8,929)    (10,040)
Cash and Cash Equivalents at Beginning of Year..............    24,260      21,018
                                                              --------    --------
Cash and Cash Equivalents at End of Period..................  $ 15,331    $ 10,978
                                                              ========    ========

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                    COMMON STOCK                               TREASURY STOCK
                                --------------------    ADD'L               ---------------------
                                  NUMBER               PAID-IN   RETAINED     NUMBER
                                OF SHARES    AMOUNT    CAPITAL   EARNINGS   OF SHARES     AMOUNT
                                ----------   -------   -------   --------   ----------   --------
                                                (IN THOUSANDS EXCEPT SHARE DATA)
Balance September 1, 1996...... 16,132,583   $80,663   $13,193   $262,772   (1,036,619)  $(21,495)
  Net earnings for six months
     ended February 28, 1997...                                    16,378
  Cash dividends -- $.26 a
     share.....................                                    (3,932)
  Stock issued under stock
     option, purchase and bonus
     plans.....................                            361                 197,366      4,014
                                ----------   -------   -------   --------   ----------   --------
Balance, February 28, 1997..... 16,132,583   $80,663   $13,554   $275,218     (839,253)  $(17,481)
                                ==========   =======   =======   ========   ==========   ========

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- LONG-TERM DEBT AND EQUITY (IN THOUSANDS):

                                                             LONG-TERM     CURRENT        AMOUNT
                                                               DEBT       MATURITIES    OUTSTANDING
                                                             ---------    ----------    -----------
7.20% notes due 2005........................................ $100,000      $    --       $100,000
8.49% notes due 2001........................................   28,571        7,143         35,714
8.75% note due 1999.........................................    8,570        4,286         12,856
Other.......................................................      248           75            323
                                                             --------      -------       --------
                                                             $137,389      $11,504       $148,893
                                                             ========      =======       ========

NOTE B -- TAXES ON INCOME:

     Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C -- QUARTERLY FINANCIAL DATA:

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1997, the results of operations for the six months then ended and cash flows for the same periods. The results of operations for the six month periods are not necessarily indicative of the results to be expected for a full year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED RESULTS OF OPERATIONS

                                                                 2ND QTR        2ND QTR
                                                                 FY 1997        FY 1996
                                                              -------------    ----------
                                                                     (IN MILLIONS)
Revenues....................................................     $  526          $  518
Net earnings................................................        7.2            10.0
Cash flow...................................................       18.5            21.1
LIFO reserve................................................       30.1            32.9

                                                               SIX MONTHS      SIX MONTHS
                                                                 FY 1997        FY 1996
                                                              -------------    ----------
Revenues....................................................     $1,057          $1,108
Net earnings................................................       16.4            20.8
Cash flow...................................................       38.5            42.6

SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

     - Solid shipments but a continuing weak pricing environment resulted in earnings lower than last year's very strong second quarter.

     - Steel Group achieved record tons melted and shipped for a second quarter but lower operating profit.

     - Copper tube division's performance remained strong.

     - Aluminum and copper scrap prices showed some recovery, steel scrap still below last year.

     - Steel Group computer technology migration expense continues.

CONSOLIDATED DATA

     The LIFO method of inventory valuation decreased net earnings for the quarter $497 thousand (3 cents per share) compared to an increase of $722 thousand (5 cents per share) last year. For the six months net earnings were $149 thousand lower (1 cent per share) compared to an increase of $868 thousand (6 cents per share) last year.

SEGMENT OPERATING DATA

     Revenues and operating profit by business segment are shown in the following table:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  -------------------   -----------------------
                                                   FEB 28     FEB 29      FEB 28       FEB 29
                                                    1997       1996        1997         1996
                                                  --------   --------   ----------   ----------
REVENUES:
  Manufacturing.................................  $245,090   $239,803   $  503,049   $  484,543
  Recycling.....................................   115,207    109,774      211,281      232,402
  Marketing and Trading.........................   179,712    177,648      374,269      413,755
  Corporate and Eliminations....................   (14,254)    (9,044)     (31,883)     (22,300)
                                                  --------   --------   ----------   ----------
                                                  $525,755   $518,181   $1,056,716   $1,108,400
                                                  ========   ========   ==========   ==========

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  -------------------   -----------------------
                                                   FEB 28     FEB 29      FEB 28       FEB 29
                                                    1997       1996        1997         1996
                                                  --------   --------   ----------   ----------
OPERATING PROFIT:
  Manufacturing.................................  $ 10,707   $ 13,603   $   24,704   $   28,791
  Recycling.....................................     2,117      2,644        2,307        4,158
  Marketing and Trading.........................     3,653      4,211        9,009        8,711
  Corporate and Eliminations....................    (1,345)      (473)      (2,908)        (852)
                                                  --------   --------   ----------   ----------
                                                  $ 15,132   $ 19,985   $   33,112   $   40,808
                                                  ========   ========   ==========   ==========

MANUFACTURING -

     Operating profit for the segment was 21% below last year's comparable quarter. Record second quarter sales and shipments were offset by continued weak pricing and computer migration costs. The Copper Tube Division had continued strong performance. The Steel Group East companies were about breakeven.

     The Steel Group operating profit was down 32% from the prior year quarter. Second quarter records were achieved for steel mill tons melted and shipped, although billets accounted for most of the increase in shipments. Shipments by the mills totaled 443,000 tons or 15% higher than last year's comparable quarter, but the average selling price was $9/ton lower -- mainly due to product mix -- while average scrap costs were only slightly lower. Mill operating profits were higher led by SMI-Birmingham where sales were 24% higher and shipments were 36% higher than last year.

     Operating profits in the Company's steel fabrication businesses were down significantly compared with last year's very strong quarter. Despite consistent shipments of 152,000 tons, results were off in most product lines compared to last year's second quarter due to generally lower selling prices, product mix, and weather delays.

     Computer migration costs during the quarter were $1.4 million.

     On January 2, 1997 the Company acquired the assets of a heat treating plant in Pennsylvania. The purchase price was not significant to the Company and the purchase method of accounting was used. The operation has been profitable since the acquisition.

     The Copper Tube Division operating profit was sharply higher compared with last year; interest rates remained favorable for an expanding housing market. Spreads were favorable for most of the period with shipments 10% ahead of the second quarter last year.

RECYCLING -

     Second quarter operating profit in the Recycling segment recovered from the modest results of the first quarter. Results were below last year's relatively strong second quarter, primarily because of a LIFO credit last year. Scrap prices generally were down compared with last year although nonferrous prices improved during the quarter. Average steel scrap prices were about $7 per ton below last year, as weak export markets continued to impact domestic pricing. The volume of ferrous scrap shipped decreased 2% to 289,000 tons while nonferrous shipments increased 15% to 53,000 tons.

MARKETING AND TRADING -

     Operating income for the segment was 13% below last year. Steel marketing and distribution in Australia and the United Kingdom increased sales, margins, tonnage and strengthened their trading teams. Although steel trading tonnage increased, operating profits were down as severe competition squeezed margins. Results for nonferrous semis were solid with only marginal operating profit declines. Operating profits for primary metals, ores, minerals and industrial raw materials were mixed. For the second quarter, the segment had pretax Lifo income of $656,000 compared to $9,000 of expense in the previous year's quarter.

OTHER

     Subsequent to quarter end, the Steel Group moved to terminate the Company's only remaining defined benefit plan effective May 31, 1997. Payout of benefits to participants is expected to occur by May 31, 1998. An estimated curtailment loss of $540,000 will be accrued in the third quarter of fiscal 1997. The current annual financial statement pension expense of $1.2 million and cash contribution of $1.5 million will be reduced to an immaterial amount in fiscal 1998 and eliminated altogether thereafter. This expense reduction will be offset against a onetime settlement liability at time of payout presently estimated to be no greater than $2 million. This amount is subject to changes in benchmark interest rates before May 31, 1997.

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

OUTLOOK

     Financial performance should strengthen during the balance of the year although comparisons will be against record quarters. Mill shipments ought to accelerate in the second half with a moderate increase in steel prices. The company anticipates improved profits in steel fabrication. Demand for copper tube should remain good although margins are likely to be lower. Steel scrap markets are in an erratic phase while nonferrous markets are relatively strong. The underlying end use markets for metals are sound, especially in the United States. Conditions in the construction sector are mostly positive; private nonresidential construction and housing sales are strong while highway and public building construction is firm. Industrial output is healthy in the U.S. and demand overseas has shown a modest pickup. The Southwest and Southeast U.S.A. should continue to outperform the nation. In addition, demand in Mexico and South America is stronger.

     This report contains forward-looking statements regarding the outlook for the Company's short-term financial results including shipments, pricing, demand and general market conditions. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, metals pricing over which the Company exerts little influence, new capacity and product availability from competing steel minimills and other steel suppliers, currency fluctuations and decisions by governments impacting the pace of overall economic growth.

LIQUIDITY

     Cash flow from operations before changes in operating assets and liabilities for the six months was $39 million compared to $42 million last year. Lower net earnings were partially offset by an increase in depreciation expense. Accounts receivable increased $14 million due to strong quarterly sales by the Recycling segment and domestic sales of ores, minerals, and industrial materials. Steel mill inventories increased leading to higher overall inventories.

     Other assets increased due to funding of a non-qualified employee benefit plan, non-competition agreement, and an in transit sale. Accounts payable and accrued expenses have decreased $25 million with the payment of incentive compensation and funding of employee benefit plans. The Company financed these working capital needs as well as $9 million of payments on long-term debt through internal cash flow and an increase in short term borrowings of $65 million. The Company invested $35 million in capital expenditures as part of its anticipated $70 million annual capital program.

     Net working capital was $268 million at February 28, 1997 compared to $275 million at August 31, 1996. The current ratio was 1.9 compared to 2.0 at August 31, 1996. The Company's effective tax rate for the six months was 36.9%; the rate for the comparable period last year was 36.7%.

     Stockholders' equity was $352 million or $23.01 per share. Long-term debt as a percent of total capitalization was 26.9% at February 28, 1997 compared to 29.1% at August 31, 1996. The ratio of total debt to total capitalization plus short-term debt stood at 36.5%.

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

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the registrant's annual meeting of stockholders held January 23, 1997, a total of 13,282,894 shares of common stock or approximately 87% percent of those outstanding and entitled to vote were present in person or by proxy. There was no solicitation in opposition to management's nominees and all such nominees were elected as set forth in the following tabulation:

                     NOMINEE                        VOTES FOR     VOTES WITHHELD
                     -------                        ----------    --------------
Albert A. Eisenstat...............................  13,226,536        56,358
Walter F. Kammann.................................  13,225,206        57,688
Charles B. Peterson...............................  13,198,562        84,332

     Stockholders approved the adoption of the Company's 1996 Long-Term Incentive Plan by the following vote:

                                            PRESENT BUT
   FOR           AGAINST       ABSTAIN      NOT VOTING
----------      ---------      -------      -----------
10,643,573      1,081,964       70,475       1,486,882

     Stockholders also approved the ratification of the appointment of Deloitte & Touche as auditors of the registrant for the fiscal year ending August 31, 1997, by the following vote:

   FOR            AGAINST        ABSTAIN
----------        -------        -------
13,218,927         38,369         25,598

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits required by Item 601 of Regulation S-K.

      EXHIBIT NO.
      -----------
          11.            -- Computation of Per Share Earnings (a) Calculation of
                            Primary and Fully Diluted Earnings Per Share
          27.            -- Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COMMERCIAL METALS COMPANY

                                                 /s/ LAWRENCE A. ENGELS
                                            ------------------------------------
                                                     Lawrence A. Engels
                                                 Vice President, Treasurer
                                                 & Chief Financial Officer

April 10, 1997
                                                 /s/ WILLIAM B. LARSON
                                            ------------------------------------
                                                     William B. Larson
                                                         Controller

April 10, 1997

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
    11.      -- Computation of Per Share Earnings
                (a) Calculation of Primary and Fully Diluted Earnings Per
             Share
    27.      -- Financial Data Schedule