Form 10-Q
period 1997-05-31
COMMERCIAL METALS CO
filed 1997-07-10
CIK 22444

                                   FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549

             --------------------------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             --------------------------------------------------

For quarter ended May 31, 1997
Commission File Number  1-4304

                              COMMERCIAL METALS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                     75-0725338
--------------------------------                   ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)


                             7800 Stemmons Freeway
                  P. O. Box 1046    Dallas, Texas   75221
                ---------------------------------------------
                   ( Address of principal executive offices )
                                  ( Zip Code )


                             (214)  689-4300
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

                                                 Yes   X     No
                                                     -----      ------

As of May 31, 1997 there were 14,682,166 shares of the Company's common stock issued and outstanding excluding 1,450,417 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                     INDEX


                                                               Page No.
                                                              ---------
PART I  -  Financial Statements:

    Consolidated Balance Sheets -
       May 31, 1997 and August 31, 1996                          2 - 3


    Consolidated Statements of Earnings -
       Nine months and three months ended                            4
       May 31, 1997 and May 31, 1996


    Consolidated Statements of Cash Flows -
       Nine months ended May 31, 1997
       and May 31, 1996                                              5


    Consolidated Statement of Stockholders'
       Equity -  May 31, 1997                                        6


    Notes to Consolidated Financial Statements                       7


    Management's Discussion and Analysis of the
       Consolidated Financial Statements                        8 - 13


PART II - Other Information and Signatures                      14- 15

    Exhibit 11 (a) - Calculation of Primary and
       Fully Diluted Earnings per Share                             16

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                        (In thousands except share data)


                                                   May 31,     August 31,
                                                    1997         1996
                                                  ---------    ---------
CURRENT ASSETS:

     Cash                                         $  14,447    $  24,260
     Accounts receivable (less allowance for
        collection losses of $6,040 and $5,501)     304,216      294,611
     Inventories                                    211,603      186,201
     Other                                           46,864       34,411
                                                  ---------    ---------
                          TOTAL CURRENT ASSETS      577,130      539,483


OTHER ASSETS                                          6,603        4,563


PROPERTY, PLANT, AND EQUIPMENT, at cost:

     Land                                            17,352       17,272
     Buildings                                       52,659       45,902
     Equipment                                      435,603      407,286
     Leasehold improvements                          20,395       19,761
     Construction in process                         30,674       16,748
                                                  ---------    ---------
                                                    556,683      506,969
     Less accumulated depreciation
        and amortization                           (315,382)    (284,259)
                                                  ---------    ---------
                                                    241,301      222,710


                                                  ---------    ---------
                                                  $ 825,034    $ 766,756
                                                  =========    =========





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands except share data)


                                                                                  May 31,     August 31,
                                                                                   1997         1996
                                                                                 ---------    ---------
CURRENT LIABILITIES:
     Commercial paper                                                            $  30,000    $    --
     Notes payable                                                                  30,300
     Accounts payable                                                              132,427      116,971
     Other payables and accrued expenses                                           122,180      128,879
     Income taxes payable                                                              224        6,729
     Current maturities of long-term debt                                           11,502       11,494
                                                                                 ---------    ---------
                          TOTAL CURRENT LIABILITIES                                326,633      264,073

DEFERRED INCOME TAXES                                                               21,044       21,044

LONG-TERM DEBT                                                                     135,228      146,506

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Capital stock:
          Preferred stock                                                             --           --

          Common stock, par value $5.00 a share;
            authorized 40,000,000 shares;
            issued 16,132,583 shares, outstanding
            14,682,166 and 15,095,964 shares                                        80,663       80,663


     Additional paid-in capital                                                     13,496       13,193

     Retained earnings                                                             282,797      262,772
                                                                                 ---------    ---------
                                                                                   376,956      356,628
     Less treasury stock,
     1,450,417 and 1,036,619 shares at cost                                        (34,827)     (21,495)
                                                                                 ---------    ---------
                                                                                   342,129      335,133

                                                                                 ---------    ---------
                                                                                 $ 825,034    $ 766,756
                                                                                 =========    =========


                 See notes to consolidated financial statements

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS


                        (In thousands except share data)



                                   Three months ended          Nine months ended
                                        May 31,                     May 31,
                               -------------------------   -------------------------
                                  1997          1996          1997          1996
                               -----------   -----------   -----------   -----------
REVENUES:

Net sales                      $   586,141   $   634,569   $ 1,636,463   $ 1,737,662
Other revenue                        3,505         4,575         9,899         9,882
                               -----------   -----------   -----------   -----------
                                   589,646       639,144     1,646,362     1,747,544
COST AND EXPENSES:

Cost of goods sold                 523,637       572,906     1,460,288     1,560,415
Selling, general and
 administrative expenses            42,944        39,817       123,499       113,229
Interest expense                     3,898         4,215        11,055        12,072
Employees' pension and
 profit sharing plans                4,247         3,423        10,645        10,094

                               -----------   -----------   -----------   -----------
                                   574,726       620,361     1,605,487     1,695,810


EARNINGS BEFORE INCOME TAXES        14,920        18,783        40,875        51,734

INCOME TAXES                         5,410         6,771        14,987        18,880
                               -----------   -----------   -----------   -----------
NET EARNINGS                   $     9,510   $    12,012   $    25,888   $    32,854
                               ===========   ===========   ===========   ===========


Net earnings per share         $      0.63   $      0.79   $      1.69   $      2.15

Cash dividends per share       $      0.13   $      0.12   $      0.39   $      0.36

Average shares outstanding      15,177,065    15,231,431    15,326,178    15,276,198





                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                          Nine months ended
                                                               May 31,
                                                      --------------------------
                                                         1997           1996
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                     $    25,888    $    32,854
     Adjustments to earnings not requiring cash:
         Depreciation and amortization                     32,634         31,330
         Provision for losses on receivables                1,087          1,414
         Other                                               (182)          (286)
                                                      -----------    -----------
     Cash flows from operations before changes in
         operating assets and liabilities                  59,427         65,312

     Changes in operating assets and liabilities
         Decrease (increase) in receivables               (10,692)       (44,178)
         Decrease (increase) in inventories               (25,402)        15,530
         Decrease (increase) in other assets              (14,493)         3,824
         Increase (decrease) in accounts payable,
            accrued expenses and income taxes               2,252        (16,774)
                                                      -----------    -----------
     Net Cash Provided by Operating Activities             11,092         23,714
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of Owen Steel                               --           (2,799)
     Purchase of property, plant and equipment            (51,225)       (32,258)
     Sales of property, plant and equipment                   182            286
                                                      -----------    -----------
     Net Cash Used by Investing Activities                (51,043)       (34,771)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Commercial paper - net change                         30,000          5,000
     Notes payable - net change                            30,300         32,291
     Payments on long-term debt                           (11,270)       (14,067)
     Stock issued under stock option/purchase plans         4,698          4,771
     Treasury stock acquired                              (17,727)       (13,465)
     Dividends paid                                        (5,863)        (5,436)
                                                      -----------    -----------
     Net Cash Provided by Financing Activities             30,138          9,094
                                                      -----------    -----------
Decrease in Cash and Cash Equivalents                      (9,813)        (1,963)

Cash and Cash Equivalents at Beginning of Year             24,260         21,018
                                                      -----------    -----------
Cash and Cash Equivalents at End of Period            $    14,447    $    19,055
                                                      ===========    ===========


                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                       (In thousands except share data)


                                                Common Stock                                    Treasury Stock
                                           ------------------------    Add'l                  ---------------------
                                            Number of                 Paid-In    Retained     Number of
                                             Shares         Amount    Capital    Earnings      Shares       Amount
                                           -----------    ---------  --------   ----------    ---------    --------
Balance September 1, 1996                  16,132,583      $80,663    $13,193     $262,772   (1,036,619)   ($21,495)

   Net earnings for nine months
     ended May 31, 1997                                                             25,888


   Cash dividends - $.39 a share                                                    (5,863)


   Treasury stock acquired                                                                     (628,993)    (17,727)


   Stock issued under stock option,
     purchase and bonus plans                                             303                   215,195       4,395

                                           ----------      -------    -------     --------    ---------     -------
Balance, May 31, 1997                      16,132,583      $80,663    $13,496     $282,797   (1,450,417)   ($34,827)
                                           ==========      =======    =======     ========    =========     =======






                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                                Long-Term    Current       Amount
                                   Debt     Maturities   Outstanding
                                ---------   ----------   -----------
7.20% notes due 2005            $100,000     $   --       $100,000
8.49% notes due 2001              28,571        7,143       35,714
8.75% note due 1999                6,427        4,286       10,713

Other                                230           73          303

                                --------     --------     --------
                                $135,228     $ 11,502     $146,730
                                ========     ========     ========

NOTE B  -  TAXES ON INCOME:

    Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C  -  QUARTERLY FINANCIAL DATA:

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1997, the results of operations for the nine months then ended and cash flows for the same periods. The results of operations for the nine month periods are not necessarily indicative of the results to be expected for a full year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                         CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED RESULTS OF OPERATIONS

                                      (in millions)
                                  3RD QTR         3rd Qtr
                                  FY 1997         FY 1996
                                  -------         -------
      Revenues                     $ 590          $ 639

      Net earnings                   9.5           12.0

      Cash flow                     20.9           22.6

      LIFO reserve                  31.3           32.8


                                NINE MONTHS     Nine Months
                                  FY 1997         FY 1996
                                  -------         -------
      Revenues                   $ 1,646         $1,748

      Net earnings                  25.9           32.9

      Cash flow                     59.4           65.3



SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

- Strong shipments but an inconsistent pricing climate resulted in earnings lower than last year's record third quarter.

- Steel Group achieved record shipments for a quarter but lower operating profit due to lower selling prices and nonoperating expenses.

-   Copper tube division margins squeezed by imports.

-   Ferrous scrap prices declined while nonferrous metals were mixed.

-   Marketing and Trading consistent with last year.

The Lifo method of inventory valuation decreased net earnings for the quarter $803 thousand (5 cents per share) compared to an increase of $91 thousand (1 cent per share) last year. For the nine months net earnings were $952 thousand lower (6 cents per share) compared to a increase of $959 thousand (6 cents per share) last year.

SEGMENT OPERATING DATA

      Revenues and operating profit by business segment are shown in the following table:

                          Three months ended             Nine months ended
                          May 31         May 31        May 31         May 31
                           1997           1996          1997            1996
                       -----------    -----------    -----------    -----------
REVENUES:
      Manufacturing    $   277,871    $   266,462    $   780,920    $   751,005
      Recycling            129,414        122,297        340,695        354,699
      Marketing and
        Trading            198,669        264,215        572,938        677,970
      Corporate and
        Eliminations       (16,308)       (13,830)       (48,191)       (36,130)
                       -----------    -----------    -----------    -----------
                       $   589,646    $   639,144    $ 1,646,362    $ 1,747,544


OPERATING PROFIT:
      Manufacturing    $    13,421    $    16,804    $    38,125    $    45,595
      Recycling              1,255          2,638          3,562          6,796
      Marketing and
        Trading              4,745          4,391         13,754         13,102
      Corporate and
        Eliminations          (603)          (835)        (3,511)        (1,687)
                       -----------    -----------    -----------    -----------
                       $    18,818    $    22,998    $    51,930    $    63,806

MANUFACTURING -

     Operating profit for the segment was 20% below last year's record third quarter. Record shipments were offset by lower pricing and computer migration and pension expenses. The Copper Tube Division was adversely affected by a margin squeeze precipitated by imports.

                              3rd Qtr 1997     3rd Qtr 1996
                              ------------     ------------
Average mill selling price       $319.29          $320.87
Average fab selling price         632.12           632.92
Average scrap purchase price      113.60           112.73

     The Steel Group operating profit was down 20% from the prior year quarter. Shipments by the four minimills totaled 517,000 tons or 9% above last year's third quarter resulting in higher operating profits despite slightly lower pricing and minor increases in scrap costs. Especially notable is that SMI South Carolina achieved a record quarter for profitability.

     Delays on larger structural jobs and moderately lower fabricated rebar shipments resulted in lower operating profit for the Company's steel fabrication businesses. Profits declined in most product lines, including joists and fence posts. Fabricated steel shipments were up slightly, however, average prices were about even with the prior year.

     The Company's fourth joist manufacturing plant will start operations in June in Nevada. The recently acquired heat treating plant in Pennsylvania is doing well.

     Computer migration costs during the quarter were $1.7 million. During the quarter the Steel Group terminated the Company's only remaining defined benefit plan. Payment of benefits to participants is expected to occur by May 31,1998. A curtailment loss of $540,000 was accrued during the third quarter. The current annual financial statement pension expense of $1.2 million and cash contribution of $1.5 million will be reduced to an immaterial amount in fiscal 1998 and eliminated altogether thereafter. This expense reduction will be offset by a one time settlement liability at time of payout presently estimated to be no greater than $1.5 million. Therefore pension expense will be substantially equivalent in FY 1998 to the current year but will be eliminated thereafter.

     The Copper Tube Division operating profit was 28% below last year as gross margins came under pressure due to reduced housing starts and increased imports from Mexico. Shipments were up 6%, building market share and taking advantage of increased productivity.

RECYCLING -

     Although net sales increased modestly, the Recycling segment reported a 52% decrease in operating profit compared with last year's third quarter. The prior year period included a pretax Lifo credit of $522,000 versus a current period charge of $520,000. Gross margins on nonferrous scrap improved whereas ferrous margins were tighter. Total shipments declined slightly. Domestic demand for scrap was good, while exports were weaker except for Mexico. The average steel scrap price was $123 per ton compared with $125 per ton in the third quarter of last year and shipments were down 4,000 tons to 299,000 tons. Aluminum prices were 6% higher while copper prices were 6% lower and overall nonferrous shipments were up 5% to 56,000 tons.

MARKETING AND TRADING -

     Operating income for the Marketing and Trading segment increased 8% although revenues were 25% lower compared to the prior year. For the third quarter, the segment had pretax Lifo income of $611,000 compared to income of $31,000 in the previous year's quarter. Steel trading margins were pressured by intensely competitive global markets, diminished buying by China and continuing exports from the CIS. The Far East markets, in general, were weaker. The steel and nonferrous marketing and distribution businesses continued to be good on account of strong customer service. Results for other industrial material product lines including primary metals, secondary metals, mineral, refractories and building materials were steady. Toward the end of the quarter a steel supply contract was consummated with Essar Steel in India and CMC Trading AG will market over $100 million of steel products for Essar during the next three years. The Tokyo office was converted to an exclusive representative agency arrangement, and a small office was opened in Germany to facilitate steel imports.

OTHER

     The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share, as of the quarter ending February 28,1998. It is not expected to have a significant impact on reported amounts of earnings per share.

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

OUTLOOK

     The outlook generally remains favorable with a number of our markets showing some improvement. Most importantly, during the quarter we began to implement modest price increases in the U.S. on reinforcing bar and merchant shapes. Steel fabrication markets are mixed, margins on copper plumbing tube should improve and ferrous scrap markets are steady. The trends in nonferrous metal prices are diverse but demand should remain active. The continued economic pickup in Latin America should be beneficial.

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

LIQUIDITY

     Cash flow from operations before changes in operating assets and liabilities for the nine months was $59 million compared to $65 million last year. The decrease was attributable to lower net earnings. Accounts receivable increased $11 million since August 31 principally due to increased third quarter activity in the Recycling segment. Inventories have increased $25 million since year end principally due to seasonal buildups in the Manufacturing segment. Other assets increased due to funding of a non-qualified employee benefit plan, and advance payments for a salvage job and material purchase. The Company invested $51 million in capital expenditures as part of its anticipated $70 million annual capital program.

     Commercial paper and notes payable increased $60 million to supplement current cash flow to fund working capital, capital expenditures, and long-term debt payments.

     During the quarter, the Company repurchased 628,993 shares of Company stock at an average cost of $28.18 per share. May 31,1997, there were 14,682,166 common shares issued and outstanding with 1,450,417 shares held in the Company's treasury. Stockholders' equity was $342 million or $23.30 per share.

     Long-term debt as a percent of total capitalization was 27.1% at May 31,1997 compared to 29.1% at August 31,1996. The ratio of total debt to total capitalization plus short- term debt stood at 36.3%.

     Net working capital was $250 million at May 31,1997 compared to $275 million at August 31,1996. The current ratio was 1.8 compared to 2.0 at August 31,1996. The Company's effective tax rate for the nine months was 36.7%, comparable to the prior period.

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

            A.       Exhibits required by Item 601 of Regulation S-K.

                     Exhibit No.

                            11.    Computation of Per Share Earnings

                                   (a)     Calculation of Primary and Fully
                                           Diluted Earnings Per Share

                            27.    Financial Data Schedule

              B. No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  COMMERCIAL METALS COMPANY



July 10, 1997                                     Lawrence A. Engels
                                                  Vice President, Treasurer
                                                  & Chief Financial Officer




July 10, 1997                                     William B. Larson
                                                  Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11 (a)         Calculation of Primary and Fully Diluted Earnings Per Share

  27             Financial Data Schedule
