Form 10-K/A
period 1995-08-31
COMMERCIAL METALS CO
filed 1997-07-30
CIK 22444

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                             Commission File Number
      August 31, 1995                                        1-4304


                            COMMERCIAL METALS COMPANY
             (Exact name of registrant as specified in its charter)

Delaware                                                         75-0725338
(State of Incorporation)                                       (I.R.S. Employer
                                                             Identification No.)

                              7800 Stemmons Freeway
                              Dallas, Texas  75247
                            Telephone: (214) 684-4300


              (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock, par value $5.00 per share
                    ---------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 -------

The aggregate market value of the common stock on November, 15 1995, held by non-affiliates of the registrant based on the closing price of $25.00 per share on November 15, 1995, on the New York Stock Exchange was $384,708,775.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 15, 1995: Common Stock, $5.00 par -- 15,388,351.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference into the listed Part of Form 10-K:

Registrant's Proxy Statement for the annual meeting of shareholders to be held January 25, 1996 -- Part III.

                           COMMERCIAL METALS COMPANY
                     INDEX TO FORM 10-K/A, AMENDMENT NO. 1

                                                                                                      Page
                                                                                                     Number
 Part I.
 ------

 Item 1.        Business                                                                                *

 Item 2.        Properties                                                                              *

 Item 3.        Legal Proceedings                                                                       *

 Item 4.        Submission of Matters to a Vote of Security Holders                                     *

 Part II.                                                                                               *
 -------
 Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                   *

 Item 6.        Selected Financial Data                                                                 *

 Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                              *

 Item 8.        Financial Statements and Supplemental Data                                              *

 Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure                                                                              *
 Part III.                                                                                              *
 --------

 Item 10.       Directors and Executive Officers of the Registrant                                      *

 Item 11.       Executive Compensation                                                                  *

 Item 12.       Security Ownership of Certain Beneficial Owners and Management                          *

 Item 13.       Certain Relationships and Related Transactions                                          *

 Part IV.                                                                                               *
 -------

 Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                         3


---------------------
*  Not amended.

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)    The following documents are filed as a part of this report:

2. Commercial Metals Company and Subsidiaries Consolidated Financial Statement Schedules

    Independent Auditors' Report as to Schedules. (1)
    Valuation and qualifying accounts (Schedule VIII). (1)

    All other schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or notes thereto.

3. The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K:

       (3)(i)    Restated Certificate of Incorporation (Filed as Exhibit (3)(i)
                     to the Company's Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

       (3)(i)a-  Certificate of Amendment of Restated Certificate of
                     Incorporation dated February 1, 1994. (1)

       (3)(i)b-  Certificate of Amendment of Restated Certificate of
                     Incorporation dated February 17, 1995. (1)

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

       (11) Calculation of primary and fully diluted earnings per share. (1)

       (21)      Subsidiaries of Registrant. (1)

       (23) Independent Auditors' consent to incorporation by reference into previously filed Registration Statements No. 033-61073 and No. 033-61075 on Form S-8 and No. 033-60809 on Form S-3 of reports dated October 18, 1995 accompanying the consolidated financial statements of Commercial Metals Company and Subsidiaries for the year ended August 31, 1995.

       (27)      Financial Data Schedule. (1)

       (b)       Reports on Form 8-K.

                 No reports on Form 8-K were filed during the last quarter covered by this report.

--------------------

(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           COMMERCIAL METALS COMPANY



                                           By:   /s/ Lawrence A. Engels
                                                 -------------------------------
                                                 Lawrence A. Engels
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer


                                           Date: July 30, 1997

                                 EXHIBIT INDEX


EXHIBIT

23 Independent Auditors' consent to incorporation by reference into previously filed Registration Statements No. 033-61073 and No. 033-61075 on Form S-8 and No. 033-60809 on Form S-3 of reports dated October 18, 1995 accompanying the consolidated financial statements of Commercial Metals Company and Subsidiaries for the year ended August 31, 1995.