Form 10-K/A
period 1996-08-31
COMMERCIAL METALS CO
filed 1997-07-30
CIK 22444

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                              Commission File Number
      August 31, 1996                                        1-4304


                            COMMERCIAL METALS COMPANY
             (Exact name of registrant as specified in its charter)

Delaware                                                         75-0725338
(State of Incorporation)                                       (I.R.S. Employer
                                                             Identification No.)

                              7800 Stemmons Freeway
                              Dallas, Texas  75247
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 ------

The aggregate market value of the common stock on November, 15 1996, held by non-affiliates of the registrant based on the closing price of $32.00 per share on November 15, 1996, on the New York Stock Exchange was $483,647,872.

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

        (3)(i)a-  Certificate of Amendment of Restated Certificate of
                       Incorporation dated February 1, 1994 (Filed as Exhibit 3(i)a to the Company's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

        (3)(i)b-  Certificate of Amendment of Restated Certificate of
                       Incorporation dated February 17, 1995 (Filed as Exhibit 3(i)b to the Company's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

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


        (11) Calculation of primary and fully diluted earnings per share. (1)

        (21)      Subsidiaries of Registrant. (1)

        (23) Independent Auditors' consent to incorporation by reference into previously filed Registration Statements No. 033- 61073 and No. 033-61075 on Form S-8 and No. 033-60809 on Form S-3 of reports dated October 16, 1996 accompanying the consolidated financial statements of Commercial Metals Company and Subsidiaries for the year ended August 31, 1996.

       (27)   Financial Data Schedule. (1)

       (b)    Reports on Form 8-K.

              No reports on Form 8-K were filed during the last quarter covered by this report.


--------------------

(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COMMERCIAL METALS COMPANY



                                   By:     /s/ Lawrence A. Engels
                                           -------------------------------------
                                           Lawrence A. Engels
                                           Vice President, Treasurer and Chief
                                           Financial Officer

                                   Date: July 30, 1997

                                 EXHIBIT INDEX


EXHIBIT
23 Independent Auditors' consent to incorporation by reference into previously filed Registration Statements No. 033-61073 and No. 033-61075 on Form S-8 and No. 033-60809 on Form S-3 of reports dated October 16, 1996 accompanying the consolidated financial statements of Commercial Metals Company and Subsidiaries for the year ended August 31, 1996.