Form 10-K
period 1997-08-31
COMMERCIAL METALS CO
filed 1997-11-25
CIK 22444

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
    (MARK
     ONE)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
 ----   THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                 TO
                                       ---------------    ----------------

           COMMISSION FILE NO. 1-4304

                           COMMERCIAL METALS COMPANY

             (Exact name of registrant as specified in its Charter)

                        DELAWARE                                                75-0725338
              (State or other jurisdiction                                   (I.R.S. Employer
           of incorporation or organization)                               Identification No.)
          7800 STEMMONS FREEWAY, DALLAS, TEXAS                                    75247
        (Address of principal executive offices)                                (Zip Code)
                       (Registrant's telephone number, including area code) (214) 689-4300

          Securities registered pursuant to Section 12(b) of the Act:

                                                                          NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                      ON WHICH REGISTERED
                  -------------------                                     ---------------------
               Common Stock, $5 par value                                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                           YES   X     NO  ___

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.  [     ]

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK ON NOVEMBER 24, 1997, HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE OF $33.0625 PER SHARE ON NOVEMBER 24, 1997, ON THE NEW YORK STOCK EXCHANGE WAS APPROXIMATELY $449,000,000.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 24, 1997: COMMON STOCK, $5.00 PAR -- 14,826,324.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE INTO THE LISTED PART OF FORM 10-K:

REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 22, 1998 -- PART III.
================================================================================

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

         The Company considers its businesses to be organized into three segments - (i) Manufacturing, (ii) Recycling and (iii) Marketing and Trading. The Company's activities are primarily concerned with metals related activities. Financial information for the last three fiscal years concerning the segments is incorporated herein by reference from "Note 12 Business Segments," of the Notes to Consolidated Financial Statements at Part II, Item 8.

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


THE MANUFACTURING SEGMENT

         The Manufacturing segment is the registrant's dominant and most rapidly expanding segment in terms of assets employed, capital expenditures, operating profit and number of employees. It consists of two entities, the CMC Steel Group and the Howell Metal Company subsidiary, a manufacturer of copper tubing. The Steel Group is by far the more significant entity in this segment with subsidiaries operating four steel minimills, twenty steel fabrication plants, four steel joist manufacturing facilities, four steel fence post manufacturing plants, six metals recycling plants, two railcar rebuilding facilities and thirteen warehouse stores which sell supplies and equipment to the concrete installation and construction trade. At year end the operations of Commercial Metals Railroad Salvage Company, a purchaser and dismantler of abandoned rail lines were transferred from the Recycling segment to the Steel Group to improve coordination with the Steel Group's smallest mill which utilizes salvaged rail for rerolling.

         The Company endeavors to operate all four minimills at full capacity in order to minimize product costs. Increases in capacity and productivity are continuously emphasized through both operating and capital improvements. The steel minimill business is capital intensive with substantial capital expenditures required on a regular basis to remain competitive as a low cost producer. Over the past three fiscal years, approximately $108 million or 68% of the Company's total capital expenditures have been for minimill projects, not including the Owen acquisition cost. This emphasis on productivity improvements is reflected in a generally increased number of tons of steel melted, rolled and shipped from the minimills during each of the last three years as follows:

                                    1995   (1)                1996                     1997
                                  ---------                 --------                 --------
         Tons melted              1,532,000                 1,561,000                1,755,000

         Tons Rolled              1,487,000                 1,477,000                1,581,000

         Tons Shipped             1,531,000                 1,730,000                1,926,000

         (1) 1995 includes 283,000 tons melted, 213,000 tons rolled and 225,000 tons shipped following the Owen minimill acquisition in November, 1994.

         The Company's largest steel minimill, operated by Structural Metals, Inc. ("SMI Texas") is located at Seguin, Texas, near San Antonio. SMI Steel, Inc. ("SMI Alabama"), a steel minimill in Birmingham, Alabama, was acquired in 1983. The steel minimill acquired in the Owen acquisition is located at Cayce, South Carolina. This mill is now known as SMI Steel South Carolina ("SMI South Carolina"). A fourth, much smaller mill, has been in operation since 1987 and is located near Magnolia, Arkansas ("SMI Arkansas").

         The SMI Texas, Alabama, and South Carolina mills consist of melt shops with electric arc furnaces that melt the steel scrap, continuous casting facilities to shape the molten metal into billets, reheating furnaces, rolling mills, mechanical cooling beds, finishing facilities and supporting facilities. The mills utilize both a Company-owned fleet of trucks and private haulers to transport finished products to customers and Company-owned fabricating shops. Mill capacity at SMI Texas is approximately 800,000 tons per year melted and 750,000 rolled. SMI Alabama's annual capacity is approximately 550,000 tons melted and 450,000 rolled and SMI South Carolina's annual capacity is approximately 425,000 tons melted and 325,000 tons rolled.


         SMI Texas manufactures steel reinforcing bars, angles, rounds, channels, flats, and special sections used primarily in highways, reinforced concrete structures and manufacturing. SMI Texas sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. Its primary markets are located in Texas, Louisiana, Arkansas and Oklahoma although products are shipped to approximately 30 states and Mexico. An October, 1995, fire at SMI Texas destroyed key electrical equipment used in melt shop operations. Interim measures have enabled melting operations to continue with some restraints pending full replacement of the equipment in early fiscal 1998. Despite this condition, 802,000 tons were melted during 1997 compared to 764,000 the prior year. A record 707,000 tons were rolled, up 7,000 from 1996.

         A substantial program to modernize and improve productivity at SMI Alabama after its 1983 acquisition has resulted in approximately $113 million of capital expenditures through 1997. During 1997 the melt shop recorded record production of 532,000 tons. SMI Alabama manufactures primarily larger size products than SMI Texas such as mid-size structural including angles, channels, up to eight inch wide flange beams and special bar quality rounds and flats and rolled 418,000 tons in 1997. Customers include primarily service centers as well as the construction, manufacturing, and fabricating industries in the primary market areas of Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.

         Facilities at SMI South Carolina are similar but on a generally smaller capacity scale than the SMI Texas and SMI Alabama mills. SMI South Carolina manufactures primarily steel reinforcing bars with limited but increasing production of angles, rounds and squares. Its primary market area includes the Southeast and mid-Atlantic area south through Florida and north into New England. During 1997 SMI South Carolina melted 420,000 tons and rolled 316,000 tons. In July, 1997, the company announced a $70 million capital expenditure, the largest single project in the Company's history, to replace SMI South Carolina's existing rolling mill with a new state-of-the-art rolling mill. Construction began in July and is anticipated to be finished in February, 1999. The new rolling mill will have a capacity of approximately 700,000 tons with a substantially broader product line.

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

         No melting facilities are located at SMI Arkansas since this mill utilizes as its raw material rail salvaged from abandoned railroads for rerolling and, on occasion, billets from Company minimills or other suppliers. The rail or billets are heated in a reheat furnace and processed on a rolling mill and finished at facilities similar to, but on a smaller scale, the other mills. SMI Arkansas' finished product is primarily metal fence post stock, small diameter reinforcing bar and sign posts with some high quality round and flat products being rolled. Fence post stock is fabricated into metal fence posts at Company owned facilities at the Magnolia mill site, San Marcos, Texas, Brigham City, Utah, and West Columbia, South Carolina, which started production during 1996. Because of this mill's lack of melting capacity, it is dependent on an adequate supply of competitively priced billets or used rail, the availability of which fluctuates with the pace of railroad abandonments, rate of rail replacement by railroads and demand for used rail from domestic and foreign rail rerolling mills. Capacity at SMI Arkansas is approximately 150,000 tons rolled per year.

         The Steel Group's processing facilities are engaged in the fabrication of reinforcing and structural steel, steel warehousing, joist manufacturing, fence post manufacturing and railcar repair and rebuilding. Steel fabrication capacity now exceeds 700,000 tons. Steel for fabrication may be obtained from
unrelated vendors as well as Company owned mills.   Fabrication activities are
conducted at various locations in Texas in the cities of Beaumont, Buda (near Austin), Corpus Christi, Dallas, Houston, San Marcos, Seguin, Victoria, and Waco, as well as Baton Rouge; Slidell, Louisiana; Magnolia and Hope, Arkansas; Brigham City, Utah; Starke, Florida and Fallon, Nevada. The Owen acquisition added fabrication facilities in Cayce, Columbia, and Taylors, South Carolina; Whitehouse, Florida; Lawrenceville, Georgia; Gastonia, North Carolina and Fredericksburg, Virginia. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, industrial plants, power plants, highways, arenas, stadiums, and dams. Sales of fabricated steel are generally made in response to bid solicitation from construction contractors or owners on a competitive bid basis and less frequently on a negotiated basis. The SMI Owen structural steel operations have historically been active in large projects such as high rise office towers, stadiums, convention centers and hospitals.

         Safety Railway Service, with locations in Victoria, Texas, and Tulsa, Oklahoma, repairs, rebuilds and provides custom maintenance with some manufacturing of railroad freight cars owned by railroad companies and private industry. That work is obtained primarily on a bid and contract basis and may include maintenance of the cars. Secondary metals recycling plants in Austin, Texas, and Cayce, South Carolina, each with two smaller feeder facilities nearby operate as part of the Steel Group due to the predominance of secondary ferrous metals sales to the nearby SMI minimills. The Cayce recycling plant installed and began operating a new automobile shredder during 1997 at a cost of approximately $5 million. These recycling plants have an aggregate annual capacity of approximately 350,000 tons. The joist manufacturing facility, SMI Joist Company, headquartered in Hope, Arkansas, manufactures steel joists and decking for roof supports using steel obtained primarily from the Steel Group's minimills. SMI Joist expanded operations with the Owen acquisition, obtaining smaller joist plants in Starke, Florida and Cayce, South Carolina. During 1997 SMI Joist Nevada located in Fallon, Nevada, started production of joists to supply western markets. Joist consumers are typically construction contractors or large chain store owners. Joists are generally made to order and sales, which may include custom design and fabrication, are primarily obtained on a competitive bid basis.

         The Company sells concrete related supplies including the sale or rental of equipment to the concrete installation trade at eleven warehouse locations in Texas. This business operates under the Shepler's name. The Owen acquisition added a similar but smaller operation which emphasizes a broader industrial product supply in Columbia, South Carolina and a second location opened in Cayce, South Carolina during 1996.

         In January, 1997, the operating assets of Allegheny Heat Treating, Inc., of Chicora, Pennsylvania, were purchased. AHT, Inc. is the Steel Group's entry into the steel heat treating business. AHT works closely with SMI Alabama and other mills that sell specialized heat treated steel for customer specific use, primarily in original or special equipment manufacturing.

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

         No single customer purchases ten percent or more of the manufacturing segment's production. The nature of certain stock products sold in the manufacturing segment are, with the exception of the steel fabrication and joist jobs, not characteristic of a long lead time order cycle. Orders for other stock products are generally filled promptly from inventory or near term production. As a result the Company does not believe backlog levels are a significant factor in evaluating most operations. Backlog in the CMC Steel Group at 1997 year-end was approximately $261,506,000. Backlog at 1996 year-end was approximately $195,779,000.


THE RECYCLING SEGMENT

         The Recycling segment is engaged in processing secondary (scrap) metals for further recycling into new metal products. This segment consists of the Company's 33 secondary metals processing divisions's recycling plants (excluding six such facilities operated by the CMC Steel Group as a part of the Manufacturing segment). During the past year the secondary metals division purchased operating assets of a facility in Odessa, Texas, and two small feeder yards in Edinburg, Texas, and Palm Bay, Florida.

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

         These plants processed and shipped approximately 1,367,000 tons of scrap metal during 1997, down slightly from 1,397,000 the prior year. Ferrous metals comprised the largest tonnage of metals recycled at approximately 1,155,000 tons approximately 41,000 tons less than the prior year, followed by approximately 212,000 tons compared to 199,000 in 1996, of non-ferrous metals, primarily aluminum, copper and stainless steel. The Company also purchased and sold an additional 213,000 tons of metals processed by other metal recycling facilities. With the exception of precious metals, practically all metals capable of being recycled are processed by these plants. The CMC Steel Group's six metals recycling facilities processed and shipped an additional 344,000 tons of primarily ferrous scrap metal during 1997.

         The metal recycling plants generally consist of an office and warehouse building equipped with specialized equipment for processing both ferrous and nonferrous metal. Most of the larger plants are equipped with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators. Two locations have extensive equipment for mechanically processing large quantities of insulated wire to segregate metallic content. All ferrous processing centers are equipped with either presses, shredders or hydraulic shears, locomotive and crawler cranes and railway tracks to facilitate shipping and receiving. The segment operates five large shredding machines capable of pulverizing obsolete automobiles or other ferrous metal scrap and has commenced installation of a sixth shredder expected to be operational in 1998 in Jacksonville, Florida. Two additional shredders are operated by the Manufacturing segment's recycling facilities. A typical recycling plant includes several acres of land used for receiving, sorting, processing and storage of metals. Several recycling plants devote a small portion of their site or a nearby location for display and sales of metal products considered reusable for their original purpose.

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



THE MARKETING AND TRADING SEGMENT


         The Marketing and Trading segment buys and sells primary and secondary metals and other industrial products through a network of trading offices located around the globe. Steel, nonferrous metals, specialty metals, chemicals, industrial minerals, ores, concentrates, ferroalloys, and other basic industrial materials are purchased primarily from producers in domestic and foreign markets. On occasion these materials are purchased from trading companies or industrial consumers with surplus supplies. Long-term contracts, spot market purchases and trading or barter transactions are all utilized to obtain materials. A large portion of these transactions involve fabricated semi-finished or finished product.

         Customers for these materials include industrial concerns such as the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation sectors. Sales are generally made directly to consumers through and with coordination of offices in Dallas; New York City; Englewood Cliffs, New Jersey; Los Angeles; Hurstville near Sydney, Australia; Singapore; Zug, Switzerland; Hong Kong, and Surrey, United Kingdom. During 1997 the Company closed the Tokyo office, now utilizing an exclusive agent, and opened offices in Sandbach, United Kingdom and Bergisch Gladbach, Germany. The Company also maintains representative offices in Bangkok, Sao Paulo, Seoul, and Beijing, as well as agents in other significant international markets. These offices form a network for the exchange of information on the materials marketed by the Company as well as servicing sources of supply and purchasers. In most transactions the Company acts as principal and often as a marketing representative. The Company utilizes agents when appropriate and occasionally acts as broker. The Company participates in transactions in practically all major markets of the world where trade by American-owned companies is permitted.

         This segment focuses on the marketing of physical products as contrasted to traders of commodity futures contracts who frequently do not take delivery of the commodity. Sophisticated global communications and the development of easily accessible, although not always accurate, quoted market prices for many products has resulted in the Company emphasizing creative service functions for both sellers and buyers. Actual physical market pricing and trend information, as contrasted with sometimes more speculative metal exchange market information, technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just in time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions are examples of the services offered. The Company attempts to limit its exposure to price fluctuations by offsetting purchases with concurrent sales and entering into foreign exchange contracts as hedges of trade receivables and payables denominated in foreign currencies. The Company does not, as a matter of policy, speculate on changes in the markets and hedges only firm commitments not anticipated transactions. During the past year over 1.4 million tons of steel products were sold by the Marketing and Trading segment. The Zug office of CMC Trading AG consummated a trade financing steel supply contract with Essar Steel Ltd. of Hazira, India, to market over $100 million of steel products. The Australian operations maintain warehousing facilities for just in time delivery of steel and industrial products and expanded into heat treating services for certain steel products during 1997.



                                  COMPETITION

         The Company's steel manufacturing, steel fabricating, and copper tube manufacturing businesses compete with regional, national and foreign manufacturers and fabricators of steel and copper. Price, quality and service are the primary methods of competition. The Company does not produce a significant percentage of the total national output of these products compared with its competitors but is considered a substantial supplier in the markets near its facilities. The large job structural steel capacity and expertise of SMI Owen enables the Company to compete throughout the United States for large structural steel projects. SMI Joist is believed to be the second largest manufacturer of joist in the United States although significantly smaller than the largest joist supplier.

         The Company believes the Recycling segment is among the larger entities recycling nonferrous secondary metals and is also a major regional processor of ferrous scrap. The past year brought active consolidation in the scrap processing industry with aggressively priced acquisitions of significant operations by several relatively new industry members. The secondary metals business is subject to cyclical fluctuations depending upon the availability and price of unprocessed scrap metal and the demand in steel and nonferrous metals consuming industries. The Company will continue with selective acquisitions at prices consistent with the cyclical nature of the metals recycling industry.

         All phases of the Company's marketing and trading business are highly competitive. Many of the marketing and trading segment's products are standard commodity items. The principal elements of competition are price, quality, reliability, financing options, and additional services. This segment competes with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources or be able to pursue business without regard for the laws and regulations governing the conduct of corporations subject to the jurisdiction of the United States. The Company also competes with industrial consumers who purchase directly from suppliers and importers and manufacturers of semi-finished ferrous and nonferrous products.



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

         The Company may also be required from time to time to clean up or take certain remediation action with regard to sites formerly used in connection with its operations. Furthermore, the Company may be required to pay for a portion of the costs of clean up or remediation at sites the Company never owned or on which it never operated if it is found to have arranged for treatment or disposal of hazardous substances on the sites. (See Item 3. Legal Proceedings). The Company has been named a potentially responsible party (PRP) at several Superfund sites because the EPA contends that the Company and other PRP scrap dealers are liable for the cleanup of those sites solely as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. The Company's position is that an arms length sale of valuable scrap metal for use as a raw material in a manufacturing process over which the Company exercises no control should not, contrary to EPA's assertion, constitute "an arrangement for disposal or treatment of hazardous substances" within the meaning of federal law. If the EPA's position is consistently upheld by the courts and no clarification or amendment of the law is provided by legislative bodies, the Company believes the possible liability arising from the sale of secondary metals may reduce recycling rates for metals and other recyclable materials in general. In particular, the Company believes that sellers of secondary or recycled metals could be at material disadvantage compared to sellers of "virgin" ingot from mining operations because the EPA's position apparently excludes suppliers of virgin metals with the same levels of hazardous substances from liability for sales of those materials to the same manufacturers for use, often interchangeably with secondary metals, in the same manufacturing process. The Company believes this result is contrary to public policy objectives and federal and state legislation encouraging recycling and promoting the use of recycled materials.

         New federal, state and local laws, regulations and changing interpretations, together with uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors which impact the Company's future expenditures to comply with environmental requirements. It is not possible to predict the total amount of capital expenditures or increases in operating costs or other expenses or whether such costs can be passed on to customers through product price increases. During 1997, the Company incurred environmental costs including disposal, permit, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $10.1 million. In addition the Company estimates that approximately $4.6 million of 1997 capital expenditures were for environmental projects. The Company believes that it is in material compliance with currently applicable environmental laws and regulations and does not presently anticipate material capital expenditures for new environmental control facilities during 1998 other than the addition of a new baghouse at SMI Texas at an estimated cost of approximately $6 million.


                                   EMPLOYEES

         As of October, 1997, the Company had approximately 7,150 employees. Approximately 5,753 were employed by the manufacturing segment, 1,075 by the recycling segment, 259 by the marketing and trading segment, 37 in general corporate management and administration with 26 employees providing service functions for divisions and subsidiaries. Production employees at one metals recycling plant are represented by a union for collective bargaining. The Company believes that its labor relations are generally good to excellent and its work force highly motivated.




ITEM 2.  PROPERTIES

         The SMI Texas steel minimill is located on approximately 600 acres of land owned by the Company. Facilities including buildings occupying approximately 745,000 square feet, are used for manufacturing, storage, office and related uses. SMI Alabama's steel mill in Birmingham is located on approximately 35 acres with buildings occupying approximately 435,000 square feet used for manufacturing, storage, office and related use. The SMI South Carolina mill in Cayce, South Carolina is located on approximately 62 acres, all owned, with buildings occupying approximately 360,000 square feet. The SMI Arkansas facility at Magnolia is located on approximately 113 acres with buildings occupying approximately 187,000 square feet. Approximately 30 acres of the Alabama mill property and all Arkansas mill property is leased in conjunction with revenue bond financing and may be purchased by the Company at the termination of the leases for a nominal sum. The steel fabricating operations including the fabrication plants, fence post and joist operations own approximately 800 acres of land and lease approximately 50 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia, North Carolina and Nevada. Howell Metal owns approximately 21 acres of land with buildings occupying about 228,000 square feet in New Market, Virginia.

         The Company's recycling plants occupy in the aggregate approximately 400 acres owned by the Company located at Austin, Beaumont, Dallas, Galveston, Houston, Lubbock, Midland, Odessa, Victoria and Vinton, all in Texas; as well as the Jacksonville, Lake City, Orlando, and Tampa, Florida; and Shreveport, Louisiana; Chattanooga, Tennessee; Springfield, Missouri; and Burlington, North Carolina plants. It leases the real estate at Clute, Edinburg, and Laredo,Texas; Ocala, Port Sutton (Tampa) and Casselberry, Florida; East Ridge, Tennessee. The smaller of two locations at Beaumont and Victoria, Texas, and Shreveport, Louisiana, are leased. The Fort Worth and Corpus Christi recycling
plants are partially owned and partially leased.   Most small feeder yard
locations are leased.

         The corporate headquarters, all domestic marketing and trading offices and all foreign offices occupy leased premises.

         The leases on the leased properties described above will expire on various dates within the next ten years. Several of the leases have renewal options and the Company has had little difficulty in renewing such leases as they expire. The minimum annual rental obligation of the Company for real estate operating leases in effect at August 31, 1997, to be paid during fiscal 1998 is approximately $3,836,000. The Company also leases a portion of the equipment used in its plants. The minimum annual rental obligation of the Company for equipment operating leases in effect at August 31, 1997, to be paid during fiscal 1998, is approximately $3,225,000.


ITEM 3.  LEGAL PROCEEDINGS

         As of August 31, 1997, the Company or its affiliates has received notices from the United States Environmental Protection Agency (EPA) or state agency with similar responsibility that the Company and numerous other parties are considered potentially responsible parties (a PRP) and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at thirteen locations. The Company is contesting or intends to contest its designation as a PRP with regard to several sites, while at other sites the Company is participating with other named PRPs in agreements or negotiations expected to result in agreements to remediate the sites. The locations, none of which involve real estate ever owned or on which operations were conducted by the Company, are commonly referred to by the EPA or state agency as the Peak Oil Site (Tampa, FL), the Metcoa Site (Pulaski, PA), the NL Industries/Taracorp Site (Granite City, IL), the Sapp Battery Site (Cottondale, Florida), the Interstate Lead Company ("ILCO") Site (Leeds, Alabama), the Poly-Cycle Industries Site (Techula, Texas), the Taylor Road Site (Tampa, Florida), the

Jensen Drive Site (Houston, TX), the Houston Lead Site (Houston, TX), the SoGreen/Parramore Site (Tifton, GA), the Stoller Site (Jericho, SC), the RSR Corporation Site (Dallas, TX), and the Sandoval Zinc Company Site (Marion County, IL). The Company has periodically received information requests with regard to other sites which are apparently under consideration by the EPA as existing or potential CERCLA clean-up sites. It is not known if any demand will ultimately be made against the Company as a result of those inquiries.

         The EPA has notified the Company and other alleged PRPs that under Sec. 106 of CERCLA it could be subject to a maximum penalty fine of $25,000 per day and the imposition of treble damages if they refused to clean up the Peak Oil, Sapp Battery, NL/Taracorp, SoGreen/Parramore and Stoller sites as ordered by the EPA. The Company is presently participating in a PRP organization at the Peak Oil, Sapp Battery, SoGreen/Parramore and Stoller sites, although reserving the right to contest its PRP status, and does not believe that the EPA will pursue any fine against it so long as it continues to participate in the PRP groups. The Company is evaluating a de minimis settlement offer at the NL/Taracorp Site and believes it has adequate defenses to any attempt by the EPA to impose fines in that matter.

         CMC Oil Company (CMC Oil), a wholly-owned subsidiary which has been inactive since 1985, is subject to a final judgment resulting from an order entered in 1993 by the Federal Energy Regulatory Commission (the "FERC Order"). Judgment upholding the FERC Order was entered by Federal District Court in November, 1994 and affirmed by the Court of Appeals in November, 1995. The FERC Order found CMC Oil liable for overcharges constituting violations of crude oil reseller regulations from December, 1977 to January, 1979, in joint venture transactions with RFB Petroleum, Inc. The overcharges total approximately $1,330,000 plus interest from the transaction dates calculated under the Department of Energy's interest rate policy to the date of the District Court judgment with interest thereafter at 6.48% per annum. Although CMC Oil accrued a liability on its books during 1995 it does not have sufficient assets to satisfy the judgment, estimated, including interest, at approximately $6.4 million as of August 31, 1997. No claim has ever been asserted against Commercial Metals Company arising out of the CMC Oil litigation. Commercial Metals Company will vigorously contest liability should any such claim be asserted.

         On April 30, 1996, the Company and its subsidiary SMI - Owen Steel Company, Inc. (SMI-Owen) filed a lawsuit seeking to recover approximately $2.4 million from an escrow fund created with a portion of the purchase price in connection with the Company's November, 1994, acquisition of Owen Steel Company, Inc. and affiliates (Owen Steel). The lawsuit seeks recovery of part of a payment made by SMI-Owen to settle a claim in connection with a steel supply and erection contract entered into prior to the acquisition by the predecessor of SMI-Owen. The Company contends the claim was based on events which occurred prior to the acquisition, and the Company is entitled to reimbursement from the former Owen Steel stockholders for the claim settlement under the terms of the escrow agreement. The Complaint alleges breach of contract, breach of the covenant of good faith and fair dealing and seeks a declaratory judgment and damages. Dorothy G. Owen, a director of the Company and former stockholder of Owen Steel is one of four designated representatives of former Owen Steel stockholders. The four representatives have filed an Answer and Counterclaim denying the material allegations of the Company, alleging various defenses and setting forth counterclaims for specific performance, breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and seeking a declaratory judgment and unspecified actual and punitive damages. The Company has notified the representatives of the former Owen Steel stockholders and the escrow agent of additional claims against the escrow fund totaling approximately $3 million. Based on responses received to date, the Company believes the representatives of the former Owen Steel stockholders dispute liability as to all of these claims which the Company will pursue in the lawsuit.

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



                                               Price Range
         1997                                of Common Stock
         Fiscal                              ---------------                Cash
         Quarter                            High           Low            Dividends
-------------------------------------------------------------------------------------
         1ST                              $33  1/2        $29 5/8            13c.
         2ND                               30              28                13c.
         3RD                               30  3/8         27 1/8            13c.
         4TH                               32  1/2         28 3/4            13c.




                                                 Price Range
         1996                                  of Common Stock
         Fiscal                                ---------------            Cash
         Quarter                             High           Low           Dividends
---------------------------------------------------------------------------------------
         1ST                            $  28 5/8        $  23 1/2           12c.
         2ND                               27 1/4           23               12c.
         3RD                               32 3/8           26 1/2           12c.
         4TH                               33 1/4           29 7/8           12c.

         Since August 3, 1982, the Company's common stock has been listed and traded on the New York Stock Exchange. Prior to that date and since 1959 the Company's common stock was traded on the American Stock Exchange. The number of shareholders of record of the registrant's common stock at November 14, 1997, was approximately 2,591.



ITEM 6.  SELECTED FINANCIAL DATA

         The table below sets forth a summary of selected consolidated financial information of the Company for the periods indicated:


                                                FOR THE YEARS ENDED AUGUST 31,
                                 1997         1996           1995          1994        1993
                                 ----         ----           ----          ----        ----
                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net Sales                     2,248,267     2,310,213      2,107,426    1,657,810    1,558,349

Net Earnings                     38,605        46,024         38,208       26,170       21,661

Net Income Per Share               2.53          3.01           2.52         1.75         1.46

Total Assets                    839,061       766,756        748,103      604,877      541,961

Stockholders' Equity            354,872       335,133        303,164      242,773      235,421

Long-term Debt                  185,211       146,506        158,004       72,061       76,737

Cash Dividend Per Share             .52           .48            .48          .46          .39

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


CONSOLIDATED RESULTS
(in millions except share data)


                                  Year ended August 31,
-------------------------------------------------------------
                             1997          1996          1995
                            ---------------------------------

Revenues                    $2,258        $2,322       $2,117
Net earnings                  38.6          46.0         38.2
Cash flow                     83.2          89.9         76.6
International sales            737           892          746
   As % of total               33%           39%          35%
LIFO effect on net earnings    (.2)          2.9         (8.4)
   Per share                  (.01)          .19         (.56)
LIFO reserve                  30.1          29.8         34.3
   % of inventory on LIFO      72%           79%          86%


Significant events affecting the Company this year:
o Second best net earnings year ever; fourth quarter was the second best net earnings in history.
o Manufacturing segment achieved record shipments and sales, but operating profits were below last year's record, primarily because of higher nonoperating expenses.
o Recycling segment had another good year, completing a record four year period of operating profits.
o Marketing and Trading maintained operating profits despite weak markets and growing competition.

SEGMENTS
Revenues and operating profit by business segment are shown in the following table:

(in millions)                     Year ended August 31,
-------------------------------------------------------------
                              1997          1996        1995
                            ---------------------------------
Revenues:
   Manufacturing            $1,083        $1,018         $913
   Recycling                   485           464          511
   Marketing and Trading       758           890          749

Operating profit:
   Manufacturing              54.8          61.8         54.4
   Recycling                   7.6          12.1         11.3
   Marketing and Trading      17.6          17.7         17.6

Manufacturing
The Manufacturing segment includes the CMC Steel Group and Howell Metal
Company.
   The Steel Group achieved record sales and tons melted, rolled and shipped; however, operating profits were held back by computer migration costs, termination of a defined benefit plan, and the startup costs of a new joist facility.
   Shipments by the four minimills increased 11% to 1.93 million tons while fabricated shipments increased 6% to 690 thousand tons. A decrease of $4/ton to $321 for average mill prices combined with slightly higher fabrication prices of $656 per ton resulted in a 7% increase in revenues to over $1 billion.
   Steel Group revenues were $1.0 billion compared with $949 million in the prior year. Operating profit for the Steel Group was $48.6 million or 15% lower. Computer migration costs totalled $6 million and pension expense included a $541,000 curtailment loss for termination of the Company's last defined benefit plan. The Company's fourth joist plant which opened in Nevada in June 1997 had startup costs of $2.8 million all of which were expensed as incurred.
   SMI-Texas set new records for shipments and production and SMI Alabama had record profits. Most notable was SMI South Carolina's turnaround from a very weak performance last year to break even this year. Steel fabrication profits were only half of last year's strong results due to delays on larger structural jobs, generally lower margins, and the joist plant startup.
   In January 1997 the Company acquired the assets of a heat treating plant in Pennsylvania. The purchase price was not significant to the Company. The operation has been profitable since the acquisition.
   The Copper Tube Division operating profit was up 40% from last year based on 6% higher shipments and increased productivity. Late in the year margins came under pressure due to imports from Mexico and reduced housing starts.

Recycling
Although revenues increased 4%, the Recycling segment reported a 37% decrease in operating profit compared to last year. The largest single factor was a LIFO charge this year versus a credit the prior year resulting in a change in LIFO expense of $4.7 million. Gross margins on nonferrous scrap improved, but ferrous margins were less because of lower volume. Shipments amounted to 1.15 million tons of ferrous scrap and 212 thousand tons of nonferrous scrap, down 2% in total from last year (excludes scrap tons processed by the six Steel Group processing plants). Rail service disruption, especially in the Southwest, was a problem.
   Domestic demand for scrap was good, while exports were slack except for Mexico. Average steel scrap prices were down slightly from last year. Aluminum prices were a bit higher while copper prices were 9% lower.
   The consolidation within the scrap industry accelerated during the past year with major acquisitions pursued at what the Company believes are overvaluations. The Company made an acquisition in 1997 of a complementary processing facility in Midland/Odessa, Texas which was not significant to its overall operations. The synergism of the combined operations fueled a turnaround in profitability for the location.

Marketing and Trading
Operating income for the Marketing and Trading segment was consistent with last year although revenues were down 15%. For the year, the segment had pretax LIFO income of $2,006,000 compared to an expense of $324,000 last year.
   Steel trading margins were pressured by intensely competitive global markets, diminished buying by China and continuing exports from the CIS. The Southeast Asian markets, wracked in the latter stages of the year with severe financial downturns, were particularly weak. The steel and nonferrous marketing and distribution businesses achieved good results with just-in-time delivery and other warehousing programs especially in Australia. Similar programs in the

United Kingdom reversed the poor results of the prior year. Trading operations located in the U.S. which import substantial quantities into North America had excellent results. Semi-fabricated metals and minerals and chemicals had equivalent results to the prior year. New steel products surpassed last year.
   In the second half of the year a steel supply contract was consummated with Essar Steel in India, and CMC Trading AG will market over $100 million of steel products for Essar during the next three years. At year end, a similar but smaller arrangement was concluded with a mill in China for performance over the next year. The Tokyo office was converted to an exclusive representative agency arrangement, and a small office was opened in Germany to facilitate steel imports.

OUTLOOK
The outlook generally remains favorable although global markets remain mixed. Most importantly, during the fourth quarter the Company began to implement modest price increases in the United States on reinforcing bar and merchant shapes. Some improvement is being seen in overall pricing of fabricated steel. Construction markets in the U.S. are strong, margins on copper plumbing tube should improve and ferrous scrap markets are steady. The trends in nonferrous metal prices are diverse, but demand should remain active. Europe is improving, but most Asian economies have slowed because of the currency turmoil. The continued economic pickup in Latin America, especially Mexico, should be beneficial. The outlook for public construction remains positive and, longer term, infrastructure spending should increase.
   Expenses related to the Steel Group computer migration in fiscal 1998 should continue in the $6 million dollar range. In connection with the aforementioned termination of its last defined benefit plan, the Company estimates that total pension expense for 1998 will be $2.5 million which includes both normal pension costs and a one time settlement liability. Thereafter, pension expense will be eliminated altogether.
   The opening two paragraphs of this section contain forward-looking statements regarding the outlook for the Company's short-term financial results including estimated expenses, shipments, pricing, demand, and general market conditions. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, metals pricing over which the Company exerts little influence, new capacity and product availability from competing steel minimills and other steel suppliers, currency fluctuations and decisions by governments impacting the pace of overall economic growth.

1996 COMPARED TO 1995

SEGMENTS
Manufacturing
Despite generally weaker pricing, record tonnage levels propelled the Manufacturing segment to record revenues and operating profit.
   Steel Group revenues were $949 million, an increase of 13% over last year. Operating profit rose 15% to $57.4 million on the strength of an 11% increase in tonnage shipped. Mill prices declined 3% while average prices for fabricated material increased modestly.
   Steel mill tonnage shipped was 13% higher at a record 1.73 million tons. Record steel mill tons were melted while rolled tons were comparable to last year. Despite a fire at SMI-Texas and a weak performance at SMI-South Carolina, Mill operating profits were in line with last year.
   In October 1995 a fire put SMI-Texas' Melt Shop offline for 166 hours. Notwithstanding operating under less efficient conditions for the remainder of the year, the Mill had its second best year ever. Included in other revenues is $1.8 million from an insurance recovery for property damage. Settlement of business interruption claims did not occur until after fiscal year end. SMI-Alabama shipped record tonnage and produced record profits. SMI-Arkansas also achieved a new higher profitability level. SMI-South Carolina cut inventories in half and restructured its management team, but suffered an operating loss while our capital investment and employee efficiency programs were being implemented.
   Steel fabrication profits increased 40% as tonnage was up 15% to 650 thousand tons. Both the Steel Group East and West fabrication branches were profitable.
   Operating profit in the Copper Tube Division was down only slightly from last year. Attractive interest rates continue to drive a strong housing market. Pricing was unstable as the market was still trying to shake the effect of the Sumitomo copper scandal.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations (before changes in operating assets and liabilities) for fiscal 1997 was the second highest in the Company's history. Strong Company earnings and record depreciation expense generated the cash flow.
   Cash flow from operating activities was used to fund increases in inventories across all divisions, but particularly for large fabrication jobs, the new joist plant, and back-to-back marketing activities. Other assets increased due to rail salvage jobs in process and funding of the Company's nonqualified benefit plan. Accounts payable increased due to normal commercial activity. Strong cash flow enabled the Company to retire all short-term borrowings at year end.
   Net working capital was $307 million as of August 31, 1997, compared to $275 million last year. The current ratio was slightly higher at 2.1.
   The Company's sources of short-term funds include a commercial paper program of $40 million. The Company's commercial paper is rated in the second highest category by both Standard & Poor's Corporation (A-2) and Fitch Investors Service, Inc. (F-2). Formal bank credit lines equal to 100% of the amount of all commercial paper outstanding are maintained.
   The Company's $150 million long-term notes issued in July 1997 ($50 million) and July 1995 ($100 million) are rated investment grade by Standard & Poor's Corporation and Fitch Investors Service, Inc. (BBB+) and by Moody's Investors Service (Baa1 - upgraded from Baa2).
   The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at banker's acceptance rates or on a cost of funds basis.
   Management believes it has adequate capital resources available from internally generated funds and from short-term and long-term capital markets to meet anticipated working capital needs, planned capital expenditures, dividend payments to shareholders, stock repurchases and to take advantage of new opportunities requiring capital.
   Capital investments in property, plant and equipment were a record $71 million in 1997 compared to $48 million the prior year. The capital plan for fiscal 1998 will be the largest plan in Company history at $125 million. The single most important project to be undertaken is a new $70 million rolling mill at SMI South Carolina. These expenditures are expected to be funded from internally generated funds and existing credit facilities.
   Total capitalization was $561 million at the end of fiscal 1997. The ratio of long-term debt to capitalization was 33%, up from 29% last year. Stockholders' equity was $355 million or $24.04 per share. In 1997 the Board of Directors authorized an additional 500,000 shares for repurchase of the Company's common stock and at August 31, 1997, 581,081 shares remain authorized. During the fiscal year, the Company repurchased 628,993 shares of Company stock at an average cost of $28.18 per share. On August 31, 1997, 1,371,653 treasury shares were held by the Company. There were 14.8 million shares outstanding at year end.

CONTINGENCIES
In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.
   The Company's origin and one of its core businesses for over three quarters of a century has been metals recycling. In the present era of conservation of natural resources and ecological concerns, the Company has a continuing commitment to sound ecological and business conduct. Certain regulations regarding environmental concerns, however well intentioned, are presently at odds with goals of greater recycling and expose the Company and the industry to potentially significant risks. Such exposures are causing the industry to shrink, leaving fewer but more well financed operators as survivors to face the challenge.
   The Company believes that materials that are recycled are commodities that are neither discarded nor disposed. They are diverted by recyclers from the solid waste streams because of their inherent value. Commodities are materials that are purchased and sold in public and private markets and commodities exchanges every day around the world. They are identified, purchased, sorted, processed and sold in accordance with carefully established industry specifications.
   Environmental agencies at various federal and state levels would classify certain recycled materials as hazardous substances and subject recyclers to material remediation costs, fines and penalties. Taken to extremes, such actions could cripple the recycling industry and undermine any national goal of material conservation. Enforcement, interpretation, and litigation involving these regulations are not well developed.
   The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at thirteen sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its PRP designation. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.
   Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have a material impact on earnings and cash flows for a particular quarter. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with the above-referenced matters, it makes accruals as warranted. It is the opinion of the Company's management that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.
   In fiscal 1997, the Company incurred environmental expense of $10.1 million. This included the cost to staff environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessment, and remediation, consultant fees, baghouse dust removal and various other expenses. The Company estimates that approximately $4.6 million of its capital expenditures for fiscal 1997 related to costs associated with environmental compliance. The nature and timing of these environmental costs is such that it is not practical for the Company to estimate their magnitude in future periods. At August 31, 1997 $4.5 million remained in accrued expenses for environmental liabilities.
   The November 22, 1994 Final Order of the United States District Court for the Southern District of Texas against CMC Oil Company, a subsidiary of the Company, is now a final, non-appealable order. This liability has been accrued in the financial statements of CMC Oil Company. CMC Oil does not have sufficient assets to satisfy the judgment. No claim has been asserted against Commercial Metals Company in connection with this litigation. Commercial Metals Company will vigorously contest liability should any such claim be asserted.
   Under the terms of the acquisition agreement of Owen Steel Company, Inc. and affiliates (Owen), the Company has presented certain claims against the portion of the purchase price remaining in escrow, approximately $5.1 million at August 31, 1997. On April 30, 1996, the Company filed suit against four representatives (one of whom is a current director of the Company) of the former Owen stockholders. The lawsuit alleges failure to release from escrow, funds for claims paid subsequent to acquisition on exposures that existed at the acquisition date, and recovery of delinquent accounts receivable. The total amount of claims by the Company approximates the escrow balance. The stockholder representatives have filed a response and counterclaims; the lawsuit is in the discovery phase.

DIVIDENDS
Quarterly cash dividends have been paid in each of the past 33 consecutive years. The annual dividend in 1997 was 52 cents a share paid at the rate of 13 cents each quarter.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable for fiscal year ending August 31, 1997.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.



COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share data)


                                                                                               Year ended August 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       1997             1996             1995
                                                                                ------------------------------------------------
Revenues:
   Net sales                                                                    $   2,248,267     $   2,310,213    $   2,107,426
   Other revenues                                                                      10,121            12,150            9,353
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    2,258,388         2,322,363        2,116,779

Costs and expenses:
   Cost of goods sold                                                               2,004,155         2,068,534        1,892,540
   Selling, general and administrative expenses                                       164,173           151,171          133,058
   Interest expense                                                                    14,637            15,822           15,246
   Employees' pension and profit sharing plans                                         14,468            13,915           11,277
   Litigation accrual                                                                      --                --            6,650
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    2,197,433         2,249,442        2,058,771
--------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                           60,955            72,921           58,008

Income taxes                                                                           22,350            26,897           19,800
--------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                    $      38,605     $      46,024    $      38,208
================================================================================================================================
Net earnings per share                                                          $        2.53     $        3.01    $        2.52
================================================================================================================================

See notes to consolidated financial statements.

\

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)



                                                                                                           August 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      1997                 1996
                                                                                                  ------------------------------




ASSETS
Current assets:

   Cash                                                                                           $    32,998        $    24,260
   Accounts receivable (less allowance for collection losses of $6,116 and $5,501)                    289,735            294,611
   Inventories                                                                                        220,644            186,201
   Other                                                                                               41,899             34,411
--------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                            585,276            539,483




Other assets                                                                                            6,524              4,563



Property, plant and equipment:
   Land                                                                                                17,844             17,272
   Buildings                                                                                           55,700             45,902
   Equipment                                                                                          447,553            407,286
   Leasehold improvements                                                                              19,666             19,761
   Construction in process                                                                             29,841             16,748
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      570,604            506,969

   Less accumulated depreciation and amortization                                                    (323,343)          (284,259)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      247,261            222,710
                                                                                                  ------------------------------
                                                                                                  $   839,061        $   766,756
================================================================================================================================


                                                                                                             August 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     1997                 1996
                                                                                                -------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Commercial paper                                                                             $         --       $         --
   Notes payable                                                                                          --                 --
   Accounts payable                                                                                  136,988            116,971
   Other payables and accrued expenses                                                               129,036            128,879
   Income taxes payable                                                                                  618              6,729
   Current maturities of long-term debt                                                               11,502             11,494
-------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                     278,144            264,073

Deferred income taxes                                                                                 20,834             21,044

Long-term debt                                                                                       185,211            146,506

Commitments and contingencies

Stockholders' equity:
   Capital stock:
      Preferred stock                                                                                     --                 --
      Common stock, par value $5.00 per share: authorized 40,000,000 shares;
           issued 16,132,583 shares; outstanding 14,760,930 and 15,095,964 shares                     80,663             80,663
   Additional paid-in capital                                                                         13,627             13,193
   Retained earnings                                                                                 293,600            262,772
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     387,890            356,628

   Less treasury stock 1,371,653 and 1,036,619 shares at cost                                        (33,018)           (21,495)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     354,872            335,133
                                                                                                -------------------------------
                                                                                                $    839,061       $    766,756
===============================================================================================================================





See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)



                                                                                                             August 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    1997      1996         1995
                                                                                                 -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                                  $ 38,605   $ 46,024    $ 38,208
      Adjustments to earnings not requiring cash:
        Depreciation and amortization                                                              43,720     41,599      38,134
        Provision for losses on receivables                                                         1,433      2,535       1,084
        Deferred income taxes                                                                        (210)        (6)       (524)
        Other                                                                                        (353)      (258)       (268)
--------------------------------------------------------------------------------------------------------------------------------
   Cash Flows From Operations Before Changes in
      Operating Assets and Liabilities                                                             83,195     89,894      76,634

   Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                                                  3,443    (29,063)      6,652
        Decrease (increase) in financial services loans and advances                                   --         --      19,560
        Decrease (increase) in inventories                                                        (34,443)    21,913     (39,804)
        Decrease (increase) in other assets                                                        (9,449)     1,601      (5,635)
        Increase (decrease) in accounts payable,
          accrued expenses, and income taxes                                                       14,063      2,253      15,472
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities                                                           56,809     86,598      72,879


CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Owen net of cash acquired                                                            --     (2,799)    (24,769)
   Temporary investments                                                                               --         --      19,174
   Purchases of property, plant and equipment                                                     (70,955)   (47,982)    (39,311)
   Sales of property, plant and equipment                                                           3,037      1,805         993
--------------------------------------------------------------------------------------------------------------------------------

Net Cash Used by Investing Activities                                                             (67,918)   (48,976)    (43,913)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Commercial paper - net change                                                                       --         --     (20,000)
   Notes payable - net change                                                                          --         --     (21,000)
   Financial services notes payable                                                                    --     (5,189)    (45,723)
   New long-term debt                                                                              50,000         --     160,000
   Refinance long-term debt of acquisition                                                             --         --     (32,000)
   Payments on long-term debt                                                                     (11,287)   (14,112)    (64,801)
   Stock issued under stock option, purchase, and bonus plans                                       5,989      5,225       2,337
   Tax benefits related to stock option plan                                                          649        407       1,355
   Treasury stock acquired                                                                        (17,727)   (13,465)         --
   Dividends paid                                                                                  (7,777)    (7,246)     (7,211)
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                                                   19,847    (34,380)    (27,043)

Increase in Cash and Cash Equivalents                                                               8,738      3,242       1,923

Cash and Cash Equivalents at Beginning of Year                                                     24,260     21,018      19,095
--------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                                         $ 32,998   $ 24,260    $ 21,018
================================================================================================================================

See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                                          Common stock                                     Treasury stock
                                                  ------------------------     Additional            --------------------------
                                                    Number of                    paid-in    Retained      Number of
                                                     shares         Amount       capital    earnings       shares        Amount
-------------------------------------------------------------------------------------------------------------------------------

Balance, September 1, 1994                        16,132,583       $80,663     $ 1,019      $192,997     (1,857,576)    $(31,906)

   Net earnings                                                                               38,208
   Cash dividends -  $.48 per share                                                           (7,211)
   Treasury stock acquired                                                                                       --           --
   Treasury stock issued for
      acquisition of Owen                                                        8,710                      932,301       16,345
   Stock issued under stock option, purchase
      and bonus plans                                                              862                      162,284        2,122
   Tax benefits related to stock option plan                                     1,355
--------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1995                          16,132,583        80,663      11,946       223,994       (762,991)     (13,439)

   Net earnings                                                                               46,024
   Cash dividends -  $.48 per share                                                           (7,246)
   Treasury stock acquired                                                                                 (557,600)     (13,465)
   Additional treasury stock issued
      for Owen acquisition                                                         552                       37,196          472
   Stock issued under stock option, purchase
      and bonus plans                                                              288                      246,776        4,937
   Tax benefits related to stock option plan                                       407
--------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1996                          16,132,583        80,663      13,193       262,772     (1,036,619)     (21,495)

   Net earnings                                                                               38,605
   Cash dividends -  $.52 per share                                                           (7,777)
   Treasury stock acquired                                                                                 (628,993)     (17,727)
   Stock issued under stock option, purchase
      and bonus plans                                                             (215)                     293,959        6,204
   Tax benefits related to stock option plan                                       649
--------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1997                          16,132,583       $80,663     $13,627      $293,600     (1,371,653)    $(33,018)
================================================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AUGUST 31, 1997




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Company manufactures, recycles and markets steel and metal products and related materials. Its manufacturing and recycling facilities and primary markets are located in the Sunbelt from the mid-Atlantic area through the Southwest. Through its global marketing offices, the Company trades primary and secondary metals and other industrial products worldwide. As more fully discussed in footnote 12, the Manufacturing segment is the most dominant in terms of capital assets and operating profit.

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

Income Taxes
Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in footnote 5. Benefits from tax credits are reflected currently in earnings.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates regarding assets and liabilities and associated revenues and expenses. Management believes these estimates to be reasonable; however, actual results may vary.

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

                                    1997      1996       1995
---------------------------------------------------------------

Cash and cash equivalents         $32,998    $24,260    $21,018
Temporary investments
   (at lower of cost or market)        --         --         --
---------------------------------------------------------------
                                  $32,998    $24,260    $21,018
===============================================================


Other
The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share, as of the quarter ending February 28, 1998. It is not expected to have a significant impact on reported amounts of earnings per share.

Reclassifications
Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the classifications used in the current year.

2.  INVENTORIES
Before reduction of LIFO reserves of $30,131,000 and $29,844,000 at August 31, 1997 and 1996, respectively, inventories valued under the first-in, first-out method approximated replacement cost.
   At August 31, 1997 and 1996, 72% and 79%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consist mainly of material dedicated to international business.

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

The Company's $100 million investment grade, unsecured notes have a coupon rate of 7.20% which, after netting the proceeds of an interest rate hedge, results in an effective interest rate of 7.04%.
   On July 30, 1997, the Company sold the remaining $50 million of notes under its $150 million shelf registration. The notes have an effective yield of 6.8%.
   On August 15, 1996, the Company arranged a 5 year,
$40 million unsecured revolving credit loan facility with a group of four banks. The agreement provides for borrowing in United States dollars indexed to the reference rate or to the offshore dollar interbank market rate. A commitment fee of .1125% per annum is payable on the credit line. No compensating balances are required.
   Long-term debt and amounts due within one year as of August 31, 1997, are as follows (in thousands):

                        Long-term       Current
                          debt        maturities       Total
--------------------------------------------------------------

7.20% notes due 2005     $100,000      $      --      $100,000
6.80% notes due 2007       50,000             --        50,000
8.49% notes due 2001       28,571          7,143        35,714
8.75% note due 1999         6,427          4,286        10,713
Other                         213             73           286
--------------------------------------------------------------
                         $185,211      $  11,502      $196,713
==============================================================

All interest is payable semiannually. The 7.20% notes are due in July 2005; the 6.80% notes in August 2007. The 8.49% notes provide for annual principal repayments beginning on December 1, 1995; all other notes are payable semiannually.
   Certain of the note agreements include various covenants. The most restrictive of these requires maintenance of consolidated net current assets of $75,000,000 and net worth (as defined) of $150,000,000. At August 31, 1997, approximately $187,000,000 of retained earnings was available for cash dividends under these covenants.
   The aggregate amounts of all long-term debt maturities for the five years following August 31, 1997 are (in thousands): 1998 - $11,502; 1999 - $11,485;
2000 - $9,317; 2001 - $7,164; 2002 - $7,147.
   Interest expense is comprised of the following (in thousands):

                                  Year ended August 31,
---------------------------------------------------------------
                               1997         1996         1995
---------------------------------------------------------------

Long-term debt               $10,894      $11,903      $  9,105
Financial services debt           --           --         1,364
Commercial paper                 731          360           516
Notes payable                  3,012        3,559         4,261
---------------------------------------------------------------
                             $14,637      $15,822       $15,246
===============================================================

Interest of $804,000, $320,000 and $149,000 was capitalized in the cost of property, plant and equipment constructed in 1997, 1996, and 1995, respectively. Interest of $15,578,000, $16,467,000, and $12,641,000 was paid in
1997, 1996, and 1995, respectively.

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

(in thousands)
-------------------------------------------------------------
Long-Term Debt                       1997             1996
-------------------------------------------------------------

Carrying Amount                    $196,713          $158,000
Estimated Fair Value               $196,494          $159,162
=============================================================

The notional amount of foreign currency exchange contracts outstanding at year end was $49,656,000. The fair value of these contracts effective as hedges if settled at August 31, 1997 would result in a gain of $424,000. The fair value of all outstanding letters of credit is not meaningful.
   The Company does not have significant off-balance-sheet risk from financial instruments. It enters into foreign exchange contracts as hedges of trade receivables and payables denominated in currencies other than the functional currency. Effects of changes in currency rates are therefore minimized. As a matter of Company policy, foreign exchange contracts are used to hedge only firm commitments, not anticipated transactions.
   Pricing of certain firm sales and purchase commitments is fixed to forward metal commodity exchange quotes. The Company enters into metal commodity contracts (predominantly copper) as hedges of gross margins on these commitments. The hedges are closed when the underlying sales and purchase commitments are priced and gain or loss is recognized when the sale or purchase is recorded.

   The Company maintains both corporate and divisional credit departments. Limits are set for customers and countries. Letters of credit issued or confirmed through sound financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required. At August 31, 1997, $8,644,000 of bankers acceptances were included in accounts receivable.
   In the normal course of its marketing activities, the Company transacts business with substantially all sectors of the metals industry. Customers are internationally dispersed, cover the spectrum of manufacturing and distribution, deal with various types and grades of metal, and have a variety of end markets in which they sell. The Company's historical experience in collection of accounts receivable falls within the recorded allowances. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable.

5.  INCOME TAXES
The provisions for income taxes include the following (in thousands):

                                  Year ended August 31,
--------------------------------------------------------------
                               1997         1996        1995
                             ---------------------------------
Current:
   United States              $19,986     $22,356      $17,816
   Foreign                        680       1,364          615
   State and local              2,065       2,880        1,893
--------------------------------------------------------------
                               22,731      26,600       20,324
Deferred                         (381)        297         (524)
--------------------------------------------------------------
                              $22,350     $26,897      $19,800
==============================================================

Taxes of $25,506,000, $16,537,000 and $21,000,000 were paid in 1997, 1996 and
1995, respectively.
   Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The sources and tax effects of these differences are (in thousands):

                                               August 31,
--------------------------------------------------------------
                                            1997        1996
                                         ---------------------
U.S. taxes provided on foreign income
   and foreign taxes                      $11,524      $11,670
Tax on difference between tax
   and book depreciation                   19,294       20,071
Net operating losses                       (6,692)      (6,692)
Alternative minimum tax credit             (1,713)      (1,713)
Other accruals                               (754)      (1,917)
Other                                        (825)        (375)
--------------------------------------------------------------
Total                                     $20,834      $21,044
==============================================================

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

   The Company's effective tax rates were 36.7% in 1997, 36.9% in 1996, and 34.1% in 1995. Reconciliations of the United States statutory rates to the effective rates are as follows:

                                  Year ended August 31,
--------------------------------------------------------------
                                1997         1996        1995
                               -------------------------------
Statutory rate                   35.0%        35.0%       35.0%
Tax credits                       (.5)         (.5)        (.5)
State and local taxes             2.2          2.6         2.1
Other                              --          (.2)       (2.5)
--------------------------------------------------------------
Effective tax rate               36.7%        36.9%       34.1%
==============================================================

The Company acquired Owen Steel Company,Inc. and subsidiaries in a tax free merger transaction during 1995. As a result of this transaction, there are $16 million of federal net operating losses and $1.7 million of alternative minimum tax credits that were recorded as deferred tax assets under purchase accounting. These assets will be reduced as tax expense is recognized in future periods. The net operating losses consist of $4 million and $12 million that are due to expire in 2008 and 2009, respectively. The $1.7 million alternative minimum tax credit is available indefinitely.

6.  CAPITAL STOCK
Stock Purchase Plan
Substantially all employees may participate in the Company's employee stock purchase plan. The Directors have authorized the annual purchase of up to 200 shares at a discount of 25% from the stock's price. Annual activity of the stock purchase plan was as follows:

                                1997          1996       1995
--------------------------------------------------------------
Shares subscribed              165,300      158,490    146,710
   Price per share            $  23.80     $  17.80   $ 18.41
Shares purchased               152,260      138,180    107,110
   Price per share            $  17.80     $  18.41   $  19.94
Shares available               142,531

The Company recognized compensation expense for this plan of $906,000, $844,000 and $712,000 in 1997, 1996 and 1995, respectively.

Stock Option Plans
The 1986 Stock Incentive Plan (1986 Plan) terminated November 23, 1996, except as to awards outstanding. Under the 1986 Plan, stock options were awarded to full-time salaried employees. The option price was the fair market value of the Company's stock at the date of grant, and the options are exercisable two years from date of grant. The 1996 Long-Term Incentive Plan (1996 Plan) was approved in December 1996. Under the 1996 Plan, stock options, stock appreciation rights, and restricted stock may be awarded to employees. The option price for both the stock options and the stock rights will not be less than the fair market value of the Company's stock at the date of grant. Vesting periods are variable but no award may be exercised after ten years. The only outstanding award under the 1996 Plan vests 50% after one year and 50% after two years from date of grant and will expire seven years after grant.

Combined share information for the two plans is as follows:

                                         Weighted       Price
                                          Average       Range
                             Number   Exercise Price  Per Share
---------------------------------------------------------------
September 1, 1994
   Outstanding             1,272,782       $16.69   $8.72-27.61
   Granted                   293,000        24.50         24.50
   Exercised                (126,843)       16.61    8.72-20.20
   Forfeited                  (8,646)       23.74    8.72-27.61
   Exercisable               860,253        17.36    8.72-27.61
---------------------------------------------------------------
August 31, 1995
   Outstanding             1,430,293        20.81    8.72-27.61
   Granted                   435,050        27.29   26.25-27.31
   Exercised                (119,362)       17.92    8.72-27.61
   Forfeited                 (31,486)       24.57   12.61-27.61
   Exercisable             1,003,670        20.02    8.72-27.61
---------------------------------------------------------------
August 31, 1996
   Outstanding             1,714,495        22.58    8.72-27.61
   Granted                   390,251        28.00         28.00
   Exercised                (161,879)       18.60    8.72-27.61
   Forfeited                 (23,559)       26.46   18.42-28.00
   Exercisable             1,108,337        21.32    8.72-27.61
---------------------------------------------------------------
August 31, 1997
   Outstanding             1,919,308       $23.99   $8.72-28.00
Authorized
Shares Remaining             361,399
===============================================================


Share information for options at August 31, 1997:

                Outstanding                          Exercisable
----------------------------------------------  ----------------------
                          Weighted
                          Average     Weighted                Weighted
Range of                  Remaining   Average                 Average
Exercise      Number      Contractual Exercise   Number       Exercise
Price         Outstanding Life        Price      Outstanding  Price
----------------------------------------------------------------------

$8.72-18.42     367,591   3.3 years   $15.64     367,591        $15.64
20.20-28.00   1,551,717   7.1 years   $25.97     740,746        $24.14
----------------------------------------------------------------------
$8.72-28.00   1,919,308   6.3 years   $23.99   1,108,337        $21.32


The Company has maintained its historical method for accounting for stock options which recognizes no compensation expense for fixed options granted at current market values. Generally accepted accounting principles require disclosure of an estimate of the weighted-average grant date fair value of options granted during the year and pro forma disclosures of the effect on earnings if compensation expense had been recorded.
   The Black-Scholes option pricing model used requires the following weighted-average assumptions:

                                     1997             1996
-------------------------------------------------------------

Risk-free interest rate               6.22%             6.74%
Expected life                    4.85 years        4.85 years
Expected volatility                    .160              .160
Expected dividend yield                 1.7%             1.7%


Management believes that the resulting answer has narrow reliability as characteristics of the Company's options such as nontransferability, forfeiture provisions, and long lives are inconsistent with the option model's basic purpose of valuing traded options. For purposes of pro forma earnings disclosures, the assumed compensation expense is amortized over the option's vesting period. The 1996 pro forma information includes only options granted during 1996 and none previous. The 1997 pro forma information includes options granted in both 1996 and 1997.

                                     1997             1996
-------------------------------------------------------------
Net Earnings (in thousands)
   As reported                      $38,605           $46,024
   Pro Forma                         37,584            45,667
Net Earnings per share
   As reported                        $2.53             $3.01
   Pro Forma                           2.47              2.98

The weighted-average fair value of options granted in 1997 and 1996 was $6.27 and $6.44.

Preferred Stock
Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

7.  EMPLOYEES' PENSION AND PROFIT SHARING
    PLANS
Substantially all employees of the Company and its subsidiaries are covered by profit sharing or savings plans. Company contributions, which are discretionary, to all plans were $13,945,000, $13,394,000, and $10,801,000, for
1997, 1996 and 1995, respectively.
   During 1997 the Company terminated its only remaining defined benefit plan. Payment of benefits to participants is expected to occur by May 31, 1998. Pension expense for 1997 totaled $1,892,000 including a $541,000 curtailment loss. Estimated total pension expense for 1998 is $2.5 million which includes both normal pension costs and a one time settlement liability. Thereafter, pension expense will be eliminated altogether.

8.  POSTRETIREMENT BENEFITS OTHER THAN
    PENSIONS/POSTEMPLOYMENT BENEFITS
The Company has no significant postretirement obligations. The Company's historical costs for postemployment benefits have not been significant and are not expected to be in the future.

9.  COMMITMENTS AND CONTINGENCIES
Minimum rental commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 1997, are as follows for the fiscal periods specified (in thousands):

                                                        Real
                                     Equipment         Estate
--------------------------------------------------------------

1998                                    $3,225        $  3,836
1999                                     2,554           3,303
2000                                       809           3,163
2001                                     1,229           2,177
2002 and thereafter                         87           3,772
--------------------------------------------------------------
                                        $7,904         $16,251
==============================================================

Total rental expense was $8,621,000, $7,834,000 and $7,953,000 in 1997, 1996
and 1995, respectively.
   In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.
   The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at thirteen sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its PRP designation. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.
   Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have a material impact on earnings for a particular quarter. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with the above-referenced matters, it makes accruals as warranted. Due to evolving remediation technology, changing regulations, possible third party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Accordingly, it is not possible to estimate a meaningful range of possible exposure. It is the opinion of the Company's management that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.
   The November 22, 1994 Final Order of the United States District Court for the Southern District of Texas against CMCOil Company, a subsidiary of the Company, is now a final, non-appealable order. This liability has been accrued in the financial statements of CMCOil Company. CMCOil does not have sufficient assets to satisfy the judgment. No claim has been asserted against Commercial Metals Company in connection with this litigation.
   Under the terms of the acquisition agreement of Owen Steel Company, Inc. and affiliates (Owen), the Company presented certain claims against the portion of the purchase price remaining in escrow, approximately $5.1 million at August 31, 1997. On April 30, 1996, the Company filed suit against four representatives (one of whom is a current director of the Company) of the former Owen stockholders. The lawsuit alleges failure to release from escrow, funds for claims paid subsequent to acquisition on exposures that existed at the acquisition date, and recovery of delinquent accounts receivable. The total amount of claims by the Company approximate the escrow balance. The stockholder representatives have filed a response and counterclaims; the lawsuit is in the discovery phase.

10. EARNINGS PER SHARE
Earnings per share are computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The shares used in the calculation of earnings per share were 15,232,749, 15,306,413 and 15,151,072 in 1997, 1996 and 1995, respectively.

11. OTHER PAYABLES AND ACCRUED EXPENSES

(in thousands)                                 August 31,
--------------------------------------------------------------
                                           1997          1996
                                       -----------------------

Salaries, wages and commissions        $  29,330     $  29,570
Advance billings on contracts              5,306         8,801
Pension and profit sharing                17,028        13,747
Insurance                                  9,516         8,864
Accrual for contract losses                1,163         1,406
Environmental                              4,477         8,434
Litigation accrual                         6,650         6,650
Freight                                    5,593         4,263
Taxes other than income taxes              6,044         5,518
Interest                                   3,732         3,543
Other accrued expenses                    40,197        38,083
--------------------------------------------------------------
                                        $129,036      $128,879
==============================================================


12. BUSINESS SEGMENTS
Summarized data for the Company's international operations located outside of the United States (principally in Europe, Australia and the Far East) are as follows (in thousands):

                                      Year ended August 31,
---------------------------------------------------------------

                                    1997       1996       1995
                                -------------------------------

Revenues-unaffiliated customers $360,283   $ 505,255  $ 376,332
===============================================================
Operating profit                $  3,469   $   6,731  $  10,051
===============================================================
Identifiable assets             $ 95,358   $ 108,492  $  88,711
===============================================================

Export sales from the Company's United States operations are as follows (in thousands):

                                      Year ended August 31,
---------------------------------------------------------------
                                    1997       1996       1995
                               --------------------------------

Far East                       $  39,863  $   60,008 $   42,439
Canada and Mexico                 38,883      40,565     42,698
Other                              4,590       3,414      6,074
---------------------------------------------------------------
Total                          $  83,336   $ 103,987 $   91,211
===============================================================

The Company operates in three business segments, as indicated below. Intersegment sales generally are priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense.


                                                                                                    Adjustments
                                                                      Marketing                          and
1997 (in thousands)                Manufacturing       Recycling      and Trading     Corporate     eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------

Revenues - unaffiliated customers    $ 1,077,296   $   453,436      $   727,532   $       124       $       --     $ 2,258,388
Intersegment revenues                      5,703        31,182           30,672                        (67,557)
------------------------------------------------------------------------------------------------------------------------------
      Total revenues                   1,082,999       484,618          758,204           124          (67,557)      2,258,388
==============================================================================================================================
Operating profit (loss)                   54,782         7,615           17,636        (4,441)                          75,592

Interest expense                                                                                                       (14,637)

      Earnings before income taxes                                                                                      60,955
==============================================================================================================================
Depreciation and amortization             32,915         9,926              669           210                           43,720
==============================================================================================================================
Capital expenditures                      50,773        15,885            4,023           274                           70,955
==============================================================================================================================
Identifiable assets                  $   510,951   $   112,875      $   192,224   $    23,011       $       --     $   839,061
==============================================================================================================================



1996 (in thousands)
------------------------------------------------------------------------------------------------------------------------------

Revenues - unaffiliated customers    $ 1,008,231   $   443,825      $   869,646   $       661       $       --     $ 2,322,363
Intersegment revenues                      9,625        20,348           20,394                        (50,367)
------------------------------------------------------------------------------------------------------------------------------
      Total revenues                   1,017,856       464,173          890,040           661          (50,367)      2,322,363
==============================================================================================================================
Operating profit (loss)                   61,818        12,091           17,680        (2,846)                          88,743

Interest expense                                                                                                       (15,822)

      Earnings before income taxes                                                                                      72,921
==============================================================================================================================
Depreciation and amortization             31,319         9,410              614           256                           41,599
==============================================================================================================================
Capital expenditures                      37,315         8,727            1,611           329                           47,982
==============================================================================================================================
Identifiable assets                  $   457,939   $    91,885      $   195,042   $    21,890       $       --     $   766,756
==============================================================================================================================



1995 (in thousands)
------------------------------------------------------------------------------------------------------------------------------

Revenues - unaffiliated customers    $   900,922   $   483,428      $   732,419   $        10       $       --     $ 2,116,779
Intersegment revenues                     11,817        27,707           16,806                        (56,330)
------------------------------------------------------------------------------------------------------------------------------
      Total revenues                     912,739       511,135          749,225            10          (56,330)      2,116,779
==============================================================================================================================
Operating profit (loss)                   54,417        11,337           17,621       (10,121)                          73,254

Interest expense                                                                                                       (15,246)

      Earnings before income taxes                                                                                      58,008
==============================================================================================================================
Depreciation and amortization             28,847         8,524              635           128                           38,134
==============================================================================================================================
Capital expenditures                      24,689        14,103              431            88                           39,311
==============================================================================================================================
Identifiable assets                  $   452,145   $   111,119      $   165,692   $    19,147       $       --     $   748,103
==============================================================================================================================

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for 1997, 1996 and 1995 are as follows (in thousands except per share data):


                               Three Months Ended 1997
                       ----------------------------------------
                       Nov. 30    Feb. 28     May 31    Aug. 31
                       ----------------------------------------

Net sales              $526,859   $523,463   $586,141  $611,804
Gross profit             57,552     56,119     62,504    67,937
Net earnings              9,177      7,201      9,510    12,717
Net earnings per share      .60        .47        .63       .85

                               Three Months Ended 1996
                       ----------------------------------------
                         Nov. 30     Feb. 29    May 31  Aug. 31
                       ----------------------------------------

Net sales              $588,238   $514,855   $634,569  $572,551
Gross profit             57,956     57,628     61,663    64,432
Net earnings             10,832     10,010     12,012    13,170
Net earnings per share      .70        .67        .79       .86

                               Three Months Ended 1995
                       ----------------------------------------
                         Nov. 30     Feb. 28    May 31  Aug. 31
                       ----------------------------------------

Net sales              $411,434   $530,907   $572,520  $592,565
Gross profit             45,751     58,204     60,370    50,561
Net earnings              6,372     10,277     11,371    10,188
Net earnings per share      .44        .67        .73       .66

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



INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Commercial Metals Company
Dallas, Texas

We have audited the consolidated balance sheets of Commercial Metals Company and subsidiaries at August 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE, LLP

Deloitte &Touche, LLP
Dallas, Texas
October 15, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No event reportable herein took place.



                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain of the information required in response to this Item with regard to directors is incorporated herein by reference from the registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 22, 1998, which will be filed no later than 120 days after the close of the Registrant's fiscal year. The following is a listing of employees believed to be considered "Executive Officers" of the registrant as defined under Rule 3b-7 as of August 31, 1997:


NAME                              CURRENT TITLE & POSITION                    AGE              OFFICER SINCE
----                              ------------------------                    ---              -------------
Lawrence A. Engels               Vice President, Treasurer and                64                      1977
                                 Chief Financial Officer


Hugh M. Ghormley                 Vice President and                           68                      1981
                                 CMC Steel Group - President
                                 Fabrication Plants


Harry J. Heinkele                Vice President and Secondary Metals          65                      1981
                                 Processing Division - President


A. Leo Howell                    Vice President and                           76                      1977
                                 Howell Metal Company - President;
                                 Director and Chairman of the
                                 Executive Committee


William B. Larson                Controller                                   44                      1995


Murray R. McClean                Vice President and                           49                      1995
                                 International Division - President

Stanley A. Rabin                 President and Chief Executive                       59               1974
                                 Officer; Director


Bert Romberg                     Senior Vice President                               67               1968


Marvin Selig                     CMC Steel Group - Chairman                          74               1968
                                 and Chief Executive Officer; Director


Clyde P. Selig                   Vice President and                                  65               1981
                                 CMC Steel Group - President
                                 and Chief Operating Officer


David M. Sudbury                 Vice President, Secretary and                       52               1976
                                 General Counsel


         The Executive Officers are employed by the Board of Directors of the registrant or the respective subsidiary usually at its first meeting after the registrant's Annual Shareholders Meeting and continue to serve for terms set from time to time by the registrant's Board of Directors in its discretion.

         All of the Executive Officers of the Company have served in the positions indicated above or in positions of similar responsibility for more than five years except for Messrs. Larson and McClean. Mr. Larson was employed by the Company in June, 1991 as Assistant Controller and was named Controller
in March 1995.   Mr. McClean has been employed by the Company's subsidiary CMC
(Australia) Pty. Limited since 1984. In September, 1993, he assumed the function of President of the International Division of the Company. Marvin Selig is the brother of Clyde P. Selig. There are no other family relationships among the officers of the registrant or among the Executive Officers and Directors.


ITEM 11.         EXECUTIVE COMPENSATION

         Information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 22, 1998, which will be filed no later than 120 days after the close of the Registrant's fiscal year.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 22, 1998, which will be filed no later than 120 days after the close of the Registrant's fiscal year.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the extent applicable, information required in response to this
Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 22, 1998, which will be filed no later than 120 days after the close of the Registrant's fiscal year.


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

  (11)         Calculation of primary and fully diluted earnings per
               share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . E1

  (21)         Subsidiaries of Registrant . . . . . . . . . . . . . . . . . . E2

  (23) Independent Auditors' consent to incorporation by reference of report dated October 15, 1997 accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 1997 into previously filed Registration Statements No. 033-61073, No. 033-61075, and 333-27967 on Form S-8 and Registration Statement No. 33-60809 on
               Form S-3   . . . . . E3

  (27)         Financial Data Schedule  . . . . . . . . . . . . . . . . . .  E4


   (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

                                                      Date:    November 24, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/  ALBERT A. EISENSTAT
--------------------------------------
Albert A. Eisenstat, November 24, 1997
Director                                    /s/  CHARLES B. PETERSON
                                          --------------------------------------
  /s/  MOSES FELDMAN                      Charles B. Peterson, November 24, 1997
--------------------------------------    Director
Moses Feldman, November 24, 1997
Director                                    /s/  STANLEY A. RABIN
                                          --------------------------------------
                                          Stanley A. Rabin, November 24, 1997
--------------------------------------    President, Chief Executive Officer
Laurence E. Hirsch, November 24, 1997     and Director
Director
                                            /s/  MARVIN SELIG
                                          --------------------------------------
                                          Marvin Selig, November 24, 1997
--------------------------------------    Chairman and Chief Executive Officer
A. Leo Howell, November 24, 1997          CMC Steel Group and Director
Vice President and Director
                                            /s/  LAWRENCE A. ENGELS
                                          --------------------------------------
  /s/  WALTER F. KAMMANN                  Lawrence A. Engels, November 24, 1997
--------------------------------------    Vice President and
Walter F. Kammann, November 24, 1997      Chief Financial Officer
Director
                                            /s/  WILLIAM B. LARSON
                                          --------------------------------------
  /s/  RALPH E. LOEWENBERG                William B. Larson, November 24, 1997
--------------------------------------    Controller
Ralph E. Loewenberg, November 24, 1997
Director

  /s/  DOROTHY G. OWEN
--------------------------------------
Dorothy G. Owen, November 24, 1997
Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
  Commercial Metals Company
Dallas, Texas

We have audited the consolidated financial statements of Commercial Metals Company as of August 31, 1997 and 1996, and for each of the three years in the period ended August 31, 1997, and have issued our report thereon dated October 15, 1997; such financial statements and report are included in Item 8 herein. Our audits also included the consolidated financial statement schedule of Commercial Metals Company listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP


Dallas, Texas
October 15, 1997

                                 SCHEDULE VIII


                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------

                   YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                   ------------------------------------------

                                ( In thousands )



Allowance for collection losses deducted from notes and accounts receivable:

                                            Charged to             Charged         Deductions
                       Balance,             profit and             to other          from               Balance
                       beginning            loss or                accounts        reserves               end
         Year          of year              income                  ( A )            ( B )             of year
       --------        ----------           ----------           ----------        ----------         ----------

         1995*              3,724                1,084                  611               676              4,743

         1996               4,743                2,535                  269             2,046              5,501

         1997               5,501                1,433                  354             1,172              6,116


* Includes opening balance of $196 from the acquisition of the Owen Companies in November 1994.


( A )  Recoveries of accounts written off.

( B )  Write-off of uncollectible accounts.

                              INDEX TO EXHIBITS


Exhibit No.               Description
-----------               -----------

  (3)(i) Restated Certificate of Incorporation (Filed as Exhibit (3)(i) to the Company's Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

  (3)(i)a Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (Filed as Exhibit 3(i)a to the Company's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

  (3)(i)b Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (Filed as Exhibit 3(i)b to the Company's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

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

  (11)         Calculation of primary and fully diluted earnings per share  . E1

  (21)         Subsidiaries of Registrant . . . . . . . . . . . . . . . . . . E2

  (23) Independent Auditors' consent to incorporation by reference of report dated October 15, 1997 accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 1997 into previously filed Registration Statements No. 033-61073, No. 033-61075, and 333-27967 on Form S-8 and Registration Statement No. 33-60809
               on Form S-3   . . . . . . . . . . . . . . . . . . . . . . . .  E3

  (27)         Financial Data Schedule  . . . . . . . . . . . . . . . . . . . E4