Form 10-Q
period 1997-11-30
COMMERCIAL METALS CO
filed 1998-01-13
CIK 22444

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


     For quarter ended November 30, 1997
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

     As of November 30, 1997 there were 14,826,324 shares of the Company's common stock issued and outstanding excluding 1,306,259 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----


                                                                        Page No.
                                                                       ---------
     PART I - Financial Statements:

         Consolidated Balance Sheets -
            November 30, 1997 and August 31, 1997                        2 - 3


         Consolidated Statements of Earnings -
            Three months ended November 30, 1997 and                         4
              November 30, 1996


         Consolidated Statements of Cash Flows -
            Three months ended November 30,
              1997 and 1996
                                                                             5


         Consolidated Statement of Stockholders'
            Equity -  November 30, 1997                                      6


         Notes to Consolidated Financial Statements                          7


         Management's Discussion and Analysis of the
            Consolidated Financial Statements                           8 - 13


     PART II - Other Information and Signatures                        14 - 15

         Exhibit 11 (a) - Calculation of Primary and
            Fully Diluted Earnings per Share                                16

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                       (In thousands except share data)


                                                  Nov. 30,     August 31,
                                                    1997         1997
                                                  ---------    ---------
CURRENT ASSETS:

     Cash                                         $  19,603    $  32,998
     Accounts receivable (less allowance for
        collection losses of $6,534 and $6,116)     277,700      289,735
     Inventories                                    208,383      220,644
     Other                                           41,817       41,899
                                                  ---------    ---------
                          TOTAL CURRENT ASSETS      547,503      585,276


OTHER ASSETS                                          6,535        6,524


PROPERTY, PLANT, AND EQUIPMENT, at cost:

     Land                                            18,317       17,844
     Buildings                                       61,120       55,700
     Equipment                                      451,504      447,553
     Leasehold improvements                          21,405       19,666
     Construction in process                         39,890       29,841
                                                  ---------    ---------
                                                    592,236      570,604
     Less accumulated depreciation
          and amortization                         (334,045)    (323,343)
                                                  ---------    ---------
                                                    258,191      247,261


                                                  ---------    ---------
                                                  $ 812,229    $ 839,061
                                                  =========    =========





               See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                       (In thousands except share data)



                                                                                 Nov. 30,     August 31,
                                                                                   1997          1997
                                                                                 ---------    ---------
CURRENT LIABILITIES:
     Commercial paper                                                            $    --      $    --
     Notes payable                                                                  28,320         --
     Accounts payable                                                              103,006      136,988
     Other payables and accrued expenses                                            99,776      129,036
     Income taxes payable                                                            3,772          618
     Current maturities of long-term debt                                           11,500       11,502
                                                                                 ---------    ---------
                          TOTAL CURRENT LIABILITIES                                246,374      278,144

DEFERRED INCOME TAXES                                                               20,834       20,834

LONG-TERM DEBT                                                                     183,123      185,211

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Capital stock:
          Preferred stock                                                             --           --

          Common stock, par value $5.00 a share; authorized 40,000,000 shares;
            issued 16,132,583 shares, outstanding
            14,826,324 and 14,760,390 shares                                        80,663       80,663


     Additional paid-in capital                                                     12,970       13,627

     Retained earnings                                                             299,730      293,600
                                                                                 ---------    ---------
                                                                                   393,363      387,890
     Less treasury stock,
     1,306,259 and 1,371,653 shares at cost                                        (31,465)     (33,018)
                                                                                 ---------    ---------
                                                                                   361,898      354,872

                                                                                 ---------    ---------
                                                                                 $ 812,229    $ 839,061
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

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------


                       (In thousands except share data)



                                                      Three months ended
                                                         November 30,
                                                ---------------------------
                                                     1997           1996
                                                ------------   ------------
REVENUES:

     Net sales                                  $    547,099   $    526,859
     Other revenues                                    3,402          4,102
                                                ------------   ------------
                                                     550,501        530,961

COSTS AND EXPENSES:

     Cost of goods sold                              486,700        469,307
     Selling, general and
      administrative expenses                         42,157         40,000
     Interest expense                                  4,179          3,471
     Employees' pension and
      profit sharing plans                             4,743          3,674

                                                ------------   ------------
                                                     537,779        516,452


EARNINGS BEFORE INCOME TAXES                          12,722         14,509

INCOME TAXES                                           4,669          5,332
                                                ------------   ------------
NET EARNINGS                                    $      8,053   $      9,177
                                                ============   ============


Net earnings per share                          $       0.54   $       0.60

Cash dividends per share                        $       0.13   $       0.13

Average shares outstanding                        15,006,095     15,388,196



                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)


                                                                       Three months ended
                                                                          November 30,
                                                                    ------------------------
                                                                       1997          1996
                                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                   $    8,053    $    9,177
     Adjustments to earnings not requiring cash:
         Depreciation and amortization                                  11,278        10,658
         Provision for losses on receivables                               507           268
         Deferred income taxes
         Other                                                              25           (67)
                                                                    ----------    ----------
     Cash flows from operations before changes in
       operating assets and liabilities                                 19,863        20,036

     Changes in operating assets and liabilities:

         Decrease (increase) in receivables                             11,528        (8,110)
         Decrease (increase) in inventories                             12,261        (4,993)
         Decrease (increase) in other assets                                71        (2,477)
         Increase (decrease) in accounts payable,
            accrued expenses and income taxes                          (60,088)      (31,126)
                                                                    ----------    ----------

     Net Cash Used by Operating Activities                             (16,365)      (26,670)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and equipment                        (22,208)      (16,948)
     Sales of property, plant and equipment                                (25)           67
                                                                    ----------    ----------
     Net Cash Used by Investing Activities                             (22,233)      (16,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Commercial paper - net change                                         --            --
     Notes payable - net change                                         28,320        35,000
     Payments on long-term debt                                         (2,090)       (2,087)
     Stock issued under stock option/bonus plans                           895           328
     Dividends paid                                                     (1,922)       (1,964)
                                                                    ----------    ----------
     Net Cash Provided by Financing Activities                          25,203        31,277

Decrease in Cash and Cash Equivalents                                  (13,395)      (12,274)

Cash and Cash Equivalents at Beginning of Year                          32,998        24,260
                                                                    ----------    ----------
Cash and Cash Equivalents at End of Period                          $   19,603    $   11,986
                                                                    ==========    ==========

                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                 ----------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                       (In thousands except share data)


                                                  Common Stock                                            Treasury Stock
                                           --------------------------                               --------------------------
                                                                          Add'l
                                            Number of                    Paid-In       Retained      Number of
                                             Shares          Amount       Capital       Earnings       Shares        Amount
                                           -----------    -----------   -----------   -----------   -----------    -----------
Balance September 1, 1997                   16,132,583    $    80,663   $    13,627   $   293,599    (1,371,653)   ($   33,018)

   Net earnings for three months
     ended November 30, 1997                                                                8,053


   Cash dividends - $.13 a share                                                           (1,922)


   Treasury stock acquired




   Stock issued under stock option,
     purchase and bonus plans                                                  (657)                     65,394          1,553


   Tax benefits related to stock
     option plans

                                           -----------    -----------   -----------   -----------   -----------    -----------
Balance, November 30, 1997                  16,132,583    $    80,663   $    12,970   $   299,730    (1,306,259)   ($   31,465)
                                           ===========    ===========   ===========   ===========   ===========    ===========





                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                             Long-Term         Current          Amount
                               Debt          Maturities       Outstanding
                          --------------   --------------   --------------
    6.80% notes due 2007  $       50,000   $         --     $       50,000
    7.20% notes due 2005         100,000             --            100,000
    8.49% notes due 2001          28,571            7,143           35,714
    8.75% note  due 1999           4,284            4,286            8,570

    Other                            268               71              339

                          --------------   --------------   --------------
                          $      183,123   $       11,500   $      194,623
                          ==============   ==============   ==============


NOTE B  -  TAXES ON INCOME:

    Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.


NOTE C  - QUARTERLY FINANCIAL DATA

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1997, the results of operations for the three months then ended and cash flows for the same periods. The results of operations for the three month periods are not necessarily indicative of the results to be expected for a full year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED RESULTS OF OPERATIONS

                                 (in millions)

                             1st Qtr      1st Qtr
                             FY 1998      FY 1997
                            ----------   ----------
Revenues                    $      551   $      531
Net earnings                       8.1          9.2
Cash flow                         19.9         20.0
LIFO reserve                      29.3         29.3

SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

- Excluding a prior year nonrecurring insurance recovery, results were comparable to last year, but below expectations.

- Steel Group achieved record tons melted, rolled and shipped for a first quarter.

-    Record capital expenditure budget underway.

-    Recycling reported a disappointing loss.

- Intense competition and poor international markets lowered Marketing and Trading results.

CONSOLIDATED DATA

The Lifo method of inventory valuation increased net earnings for the quarter $521 thousand (3 cents per share) compared to an increase of $348 thousand (2 cents per share) last year.

SEGMENT OPERATING DATA

Revenues and operating profit by business segment are shown in the following table:

                                   Three months ended November 30,
                                   -------------------------------
                                         1997          1996
                                   -------------    --------------
REVENUES:
Manufacturing                         $  290,918    $  257,959
Recycling                                104,126        96,074
Marketing and Trading                    172,776       194,557
Corporate and Eliminations               (17,319)      (17,629)
                                      ----------    ----------
                                      $  550,501    $  530,961
                                      ==========    ==========

OPERATING PROFIT:
Manufacturing                         $   14,670    $   13,997
Recycling                                   (490)          190
Marketing and Trading                      3,388         5,356
Corporate and Eliminations                  (667)       (1,563)
                                      ----------    ----------
                                      $   16,901    $   17,980
                                      ==========    ==========

MANUFACTURING -

     Operating profit for the segment was 5% above the prior year quarter on 13% higher revenues. Shipments were strong but weaker prices in both steel as noted in the table below and copper tube markets moderated profits.

                              1st Qtr 1998      1st Qtr 1997
                              ------------      ------------
Average mill selling price        $315             $319
Average fab selling price          657              686
Average scrap purchase price       112              114


Nevertheless, the Steel Group's operating profit was 19% higher compared to last year's first quarter. First quarter records were set for steel mill tons melted, rolled and shipped. Shipments by the four mills totaled 527,000 tons or 23% higher than last year. The increase in profits was led by SMI Alabama which beat its previous earnings record by 30%. SMI Arkansas and SMI South Carolina were also substantially ahead of last year. SMI Texas exceeded last year's tons shipped; however, profitability was lower because of the $1.7 million nonrecurring insurance recovery in the prior year.

         Operating profit in the Company's steel fabrication businesses was slightly below last year's strong first quarter. Shipments were a record 196,000 tons but the average selling price declined.

         The Company has a record $125 million capital plan for fiscal 1998, primarily at the steel mills. Construction of the new rolling mill at SMI South Carolina is underway and preparations have begun for SMI Alabama's new finishing line including a cooling bed, straighteners and stackers.

         Copper tube production and shipments exceeded last year's first quarter but weak prices resulted in lower operating profits. Demand for plumbing tube was solid as mortgage interest rates remained favorable.

RECYCLING-

         The Recycling segment reported a disappointing loss. The volume of ferrous scrap shipped increased 11% to 299,000 while nonferrous shipments were unchanged at 46,000 tons. Steel scrap prices were higher than last year and margin percentages held level. Aluminum scrap countered lower margins with higher volume and profits remained steady. Copper and brass markets were weak with declining volumes and margins. Increases in processing costs associated with new capacity failed to bring in sufficient margin increases. The segment was also negatively impacted by rail service problems in the Southwest.

         Subsequent to quarter end the Company acquired two secondary processing facilities in Florida and one in Houston. The operations are neither individually nor combined significant to the financial position of the Company, however the Florida acquisition marks the Company's entry into the auto salvage business to enhance sourcing of scrap.

MARKETING AND TRADING-

         Revenues and operating income of the Marketing and Trading segment were significantly below last year's first quarter. Whereas our North American business remained good, intense competition and poor international markets exacerbated by Asian currency crises caused lower margins elsewhere. Most of the Asian markets did a complete reversal and induced a shift in trade flows. Many customers sharply curtailed their purchases; conversely, suppliers sought to increase exports. Steel trading was particularly negatively impacted. Steel marketing and distribution and nonferrous metal products remained steady. Results from ores, minerals and industrial materials were down.

OTHER

         Since August 1996 various divisions of the Company have been upgrading both hardware and software to meet commercial requirements. As part of these enterprise wide solutions, year 2000 considerations are being addressed. The Company has not separately considered the cost of the millennium solution as it is only a byproduct of the larger project.

         The Steel Group computer migration effort incurred expenses of $1.65 million during the first quarter. The Marketing and Trading segment in conjunction with the Corporate office has been involved with implementation of new financial and management information systems. Estimates of costs are still soft but total capital expenditures for computer hardware and period expenses for software are not anticipated to exceed $2 million incurred over three fiscal years.

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

OUTLOOK

         The Company's domestic steel markets are firm and margins should widen during the balance of the year despite the Asian situation and its effect on all markets. The underlying construction, manufacturing and distributor markets in North America are strong. Some improvement in copper tube and recycling profits is expected, although scrap markets remain uncertain. Global demand and prices for steel and nonferrous metals are likely to be weaker near term. Management continues to focus on internal improvements and remains cautiously optimistic about this fiscal year and very positive for the future on account of the Company's inherent strengths and strategic plan.

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

LIQUIDITY

         Cash flow from operations before changes in operating assets and liabilities for the three months was approximately $20 million, comparable to the prior year period. Increased depreciation offset lower net earnings. Accounts receivable decreased $12 million principally in the Recycling segment and domestic trading units. Inventories decreased $12 million partially offset by an increase in the new SMI Rail division of $8 million with declines at several international trading divisions. Accounts payable, accrued expenses and income taxes decreased $60 million spread across all the Company's segments. Part of the decrease is due to timing of vendor payments in the Marketing and Trading segment and to the payment of incentive compensation and funding of employee benefit plans. The Company invested $22 million in capital projects as part of its anticipated $125 million annual capital program.

         Notes payable increased $28 million to supplement current cash flow to fund working capital and capital expenditures.

         At November 30,1997 there were 14,826,324 common shares issued and outstanding with 1,306,259 held in the Company's treasury. Stockholders' equity was $362 million or $24.41 per share.

         Long-term debt as a percent of total capitalization was 32.4% at November 30,1997 compared to 33% at August 31,1997.The ratio of total debt to total capitalization plus short-term debt stood at 36.8%, an increase from year end due to seasonal borrowing requirements.

         Net working capital was $301 million at November 30,1997 compared to $307 million at August 31,1997. The current ratio was 2.2 compared to 2.1 at August 31,1997. The Company's effective tax rate for the three months was 36.7%, comparable to the prior period.

PART II  OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1997 filed November 25, 1997, with the Securities and Exchange Commission.

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


                                           COMMERCIAL METALS COMPANY




January 13, 1998                        /s/   Lawrence A. Engels
                                       ------------------------------
                                           Vice President, Treasurer
                                           & Chief Financial Officer




January 13, 1998                           William B. Larson
                                           Controller

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                 DESCRIPTION
-------               -----------
   11.     Computation of Per Share Earnings

           (a)      Calculation of Primary and Fully Diluted Earnings
                    Per Share

   27.     Financial Data Schedule