Form 10-Q
period 1998-02-28
COMMERCIAL METALS CO
filed 1998-04-13
CIK 22444

                                    FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549
                      ------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   -------------------------------------------

For quarter ended February 28, 1998
Commission File Number  1-4304

                            COMMERCIAL METALS COMPANY
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       75-0725338
-----------------------------------              -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


                              7800 Stemmons Freeway
                       P. O. Box 1046 Dallas, Texas 75221
              -----------------------------------------------------
                   ( Address of principal executive offices )
                                  ( Zip Code )


                                 (214) 689-4300
              -----------------------------------------------------
             ( Registrant's telephone number, including area code )

              -----------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

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

As of February 28, 1998 there were 14,902,200 shares of the Company's common stock issued and outstanding excluding 1,230,383 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - Financial Statements:

    Consolidated Balance Sheets -
       February 28, 1998 and August 31, 1997                             2 - 3


    Consolidated Statements of Earnings -
       Six months and three months ended
         February 28, 1998 and 1997                                          4


    Consolidated Statements of Cash Flows -
       Six months ended February 28, 1998 and 1997                           5



    Consolidated Statement of Stockholders'  Equity
       For the six months ended February 28, 1998                            6


    Notes to Consolidated Financial Statements                               7


    Management's Discussion and Analysis of the
       Consolidated Financial Statements                                 8 - 13


PART II - Other Information and Signatures                              14 - 16

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                       ( In thousands except share data )

                                                       Feb 28,          August 31,
                                                        1998               1997
                                                    ------------       ------------
CURRENT ASSETS:

  Cash                                               $  25,856          $  32,998
  Accounts receivable (less allowance for
     collection losses of $6,730 and $6,116)           302,561            289,735
  Inventories                                          240,509            220,644
  Other                                                 47,511             41,899
                                                     ---------          ---------
                 TOTAL CURRENT ASSETS                  616,437            585,276


OTHER ASSETS                                             6,964              6,524


PROPERTY, PLANT, AND EQUIPMENT, at cost:

  Land                                                  19,679             17,844
  Buildings                                             62,091             55,700
  Equipment                                            460,605            447,553
  Leasehold improvements                                21,955             19,666
  Construction in process                               49,588             29,841
                                                     ---------          ---------
                                                       613,918            570,604
  Less accumulated depreciation
      and amortization                                (343,021)          (323,343)
                                                     ---------          ---------
                                                       270,897            247,261


                                                     ---------          ---------
                                                     $ 894,298          $ 839,061
                                                     =========          =========




                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                       ( In thousands except share data )

                                                      Feb 28,          August 31,
                                                       1998               1997
                                                     ---------        ------------
CURRENT LIABILITIES:
   Commercial paper                                  $  30,000          $    --
   Notes payable                                        40,900               --
   Accounts payable                                    137,980            136,988
   Other payables and accrued expenses                 106,769            129,036
   Income taxes payable                                     56                618
   Current maturities of long-term debt                 11,492             11,502
                                                     ---------          ---------
                  TOTAL CURRENT LIABILITIES            327,197            278,144

DEFERRED INCOME TAXES                                   20,834             20,834

LONG-TERM DEBT                                         175,960            185,211

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Capital stock:
      Preferred stock                                     --                 --

      Common stock, par value $5.00 a share;
        authorized 40,000,000 shares; issued
        16,132,583 shares, outstanding
        14,902,200 and 14,760,930 shares                80,663             80,663

   Additional paid-in capital                           13,822             13,627
   Cumulative translation adjustment                      (125)
   Retained earnings                                   306,149            293,600
                                                     ---------          ---------
                                                       400,509            387,890
   Less treasury stock,
   1,230,383 and 1,371,653 shares at cost              (30,202)           (33,018)
                                                     ---------          ---------
                                                       370,307            354,872
                                                     ---------          ---------
                                                     $ 894,298          $ 839,061
                                                     =========          =========




                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                       ( In thousands except share data )

                                                 Three months ended                       Six months ended
                                                     February 28,                           February 28,
                                           -------------------------------         -------------------------------
                                               1998                1997                1998                1997
                                           -----------         -----------         -----------         -----------
REVENUES:

   Net sales                               $   563,950         $   523,463         $ 1,111,049         $ 1,050,322
   Other revenues                                4,228               2,292               7,630               6,394
                                           -----------         -----------         -----------         -----------
                                               568,178             525,755           1,118,679           1,056,716

COSTS AND EXPENSES:

   Cost of goods sold                          501,894             467,344             988,594             936,651
   Selling, general and
      administrative expenses                   44,215              40,555              86,372              80,555
   Interest expense                              4,218               3,686               8,397               7,157
   Employees' pension and
     profit sharing plans                        4,663               2,724               9,406               6,398

                                           -----------         -----------         -----------         -----------
                                               554,990             514,309           1,092,769           1,030,761


EARNINGS BEFORE INCOME TAXES                    13,188              11,446              25,910              25,955

INCOME TAXES                                     4,840               4,245               9,509               9,577
                                           -----------         -----------         -----------         -----------
NET EARNINGS                               $     8,348         $     7,201         $    16,401         $    16,378
                                           ===========         ===========         ===========         ===========


Net earnings per share basic               $      0.57         $      0.48         $      1.11         $      1.09

Net earnings per share diluted             $      0.56         $      0.47         $      1.09         $      1.07

Cash dividends per share                   $      0.13         $      0.13         $      0.26         $      0.26

Average shares outstanding basic            14,774,164          15,114,327          14,744,931          15,070,473

Average shares outstanding diluted          15,019,864          15,359,570          15,013,918          15,372,675

                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                             Six months ended
                                                                February 28,
                                                         --------------------------
                                                            1998             1997
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $ 16,401          $ 16,378
  Adjustments to earnings not requiring cash:
    Depreciation and amortization                          22,961            21,556
    Provision for losses on receivables                     1,011               616
    Deferred income taxes
    Other                                                     (33)              (26)
                                                         --------          --------
  Cash flows from operations before changes in
    operating assets and liabilities                       40,340            38,524

  Changes in operating assets and liabilities:

    Decrease (increase) in receivables                    (13,837)          (14,050)
    Decrease (increase) in inventories                    (19,865)          (19,028)
    Decrease (increase) in other assets                    (6,177)          (11,153)
    Increase (decrease) in accounts payable,
      accrued expenses and income taxes                   (21,837)          (24,807)
                                                         --------          --------

  Net Cash Used by Operating Activities                   (21,376)          (30,514)

-----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property, plant and equipment               (46,597)          (34,887)
  Sales of property, plant and equipment                       33                26
                                                         --------          --------
  Net Cash Used by Investing Activities                   (46,564)          (34,861)

-----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Commercial paper - net change                            30,000            30,000
  Notes payable - net change                               40,900            35,110
  Payments on long-term debt                               (9,261)           (9,107)
  Stock issued under stock option/purchase plans            5,868             4,375
  Treasury stock acquired                                  (2,857)
  Dividends paid                                           (3,852)           (3,932)
                                                         --------          --------
  Net Cash Provided by Financing Activities                60,798            56,446

-----------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                      (7,142)           (8,929)

Cash and Cash Equivalents at Beginning of Year             32,998            24,260
                                                         --------          --------
Cash and Cash Equivalents at End of Period               $ 25,856          $ 15,331
                                                         ========          ========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                       ( In thousands except share data )


                                                        Common Stock                                             Treasury Stock
                                                   ----------------------  Cumulative   Add'l              ------------------------
                                                   Number of               Translation  Paid-In  Retained   Number of
                                                   Shares         Amount   Adjustment   Capital  Earnings   Shares          Amount
                                                   ----------    --------  -----------  -------  --------   ---------     ----------

Balance September 1, 1997                          16,132,583    $80,663                $13,627  $293,600  (1,371,653)     $(33,018)

   Net earnings for  six months
     ended February 28, 1998                                                                       16,401


   Cash dividends - $.26 a share                                                                   (3,852)


   Treasury stock acquired                                                                                    (95,000)       (2,857)


    Translation adjustment                                                    (125)



    Stock issued under stock option,
     purchase and bonus plans                                                                         195     236,270         5,673





                                                   ----------    -------     -----      -------  --------    ----------    --------
Balance,  February 28, 1998                        16,132,583    $80,663     $(125)     $13,822  $306,149    (1,230,383)   $(30,202)
                                                   ==========    =======     =====      =======  ========    ==========    ========




                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                                            Long-Term        Current           Amount
                                              Debt          Maturities      Outstanding
                                            ---------       ----------      -----------

7.20% notes due 2005                        $100,000         $   --           $100,000
6.80% notes due 2007                          50,000             --             50,000
8.49% notes due 2001                          21,428            7,143           28,571
8.75% note due 1999                            4,284            4,286            8,570

Other                                            248               63              311
                                            --------         --------         --------
                                            $175,960         $ 11,492         $187,452
                                            ========         ========         ========

NOTE B  -  TAXES ON INCOME:

     Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C  - QUARTERLY FINANCIAL DATA

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accurals) necessary to present fairly the financial position as of February 28, 1998, the results of operations for the three months and six months then ended and cash flows for the six months. The results of operations for the six month periods are not necessarily indicative of the results to be expected for a full year.

NOTE D - EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, is effective for the Company for the quarter ended February 28, 1998. It requires a reconciliation of both the numerator and denominator of the earnings per share calculations and restatement of previous periods. There are no adjustments to net earnings to arrive at income for either per share calculation. Reconciliation of share amounts is as follows:

                                                                Three months ended                       Six months ended
                                                                    February 28,                           February 28,
                                                              1998               1997               1998               1997
                                                              ----               ----               ----               ----

Shares outstanding for basic earnings per share            14,774,164         15,114,327         14,744,931         15,070,473
Effect of dilutive securities:
  Stock options/purchase plans                                245,700            245,243            268,987            302,202
Shares outstanding for dilutive earnings per share         15,019,864         15,359,570         15,013,918         15,372,675

There were no securities that have anti-dilutive effects. There was no effect of the restated earnings per share amount for the second quarter of last year compared to diluted earnings per share; for the six months ended February 28, 1997 restated earnings per share were one cent higher.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                 (in millions)

                                          2ND QTR               2nd Qtr
                                          FY 1998               FY 1997
                                          -------               -------
    Revenues                               $ 568                $   526
    Net earnings                             8.3                    7.2
    Cash flow                               20.5                   18.5
    LIFO reserve                            28.9                   30.1

                                         SIX MONTHS           Six Months
                                          FY 1998               FY 1997
                                          -------               -------
    Revenues                              $ 1,119               $ 1,057
    Net earnings                             16.4                  16.4
    Cash flow                                40.3                  38.5

SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

-  Net earnings increased 16% over the prior year period.

-  Steel Group achieved record second quarter sales and shipments.

- Despite volatile and weakening markets, the Recycling segment reported a modest profit.

- Marketing and Trading overcame Asian market turmoil and posted higher operating income than the prior year period.

CONSOLIDATED DATA

The LIFO method of inventory valuation increased net earnings for the quarter $270 thousand (2 cents per share diluted) compared to a decrease of $497 thousand (3 cents per share diluted) last year. For the six months net earnings were $792 thousand higher (5 cents per share diluted) compared to a decrease of $149 thousand (1 cent per share diluted) last year.

                             SEGMENT OPERATING DATA


  Revenues and operating profit by business segment are shown in the following table:

                               Three months ended                      Six months ended
                             -----------------------               -------------------------
                             Feb 28           Feb 28               Feb 28             Feb 28
                              1998             1997                 1998               1997
                             ------           ------               ------             ------
REVENUES:
  Manufacturing             $ 279,120        $ 245,090         $   570,038         $  503,049
  Recycling                   104,894          115,207             209,020            211,281
  Marketing and
      Trading                 198,113          179,712             370,889            374,269
  Corporate and
      Eliminations            (13,949)         (14,254)            (31,268)           (31,883)
                           ----------       ----------          ----------         ----------
                            $ 568,178        $ 525,755         $ 1,118,679         $1,056,716

OPERATING PROFIT:
    Manufacturing           $  13,986        $  10,707         $    28,656         $   24,704
    Recycling                     500            2,117                  10              2,307
    Marketing and
      Trading                   4,288            3,653               7,676              9,009
    Corporate and
      Eliminations             (1,368)          (1,345)             (2,035)            (2,908)
                           ----------       ----------          ----------         ----------
                            $  17,406        $  15,132         $    34,307         $   33,112

MANUFACTURING

     Operating profit for the segment was 31% ahead of last year's comparable quarter. Record second quarter steel mill sales and shipments were complemented by strong results from the steel fabrication businesses. Copper Tube Division operating results were hampered by lower margins and an equipment failure.

     Steel prices were generally higher as reflected in the table below:

                                                        2nd Qtr 1998                     2nd Qtr 1997
                                                        ------------                     ------------
Average mill selling price                                  $322                             $308
Average fab selling price                                    672                              650
Average scrap purchase price                                 119                              110

     With higher prices and increased shipments, the Steel Group's operating profit was nearly 50% higher than last year's second quarter. Shipments by the four mills totaled 466,000 tons or 5% higher than last year.

Mill operating profits increased; particularly notable is the turnaround in profitability of SMI South Carolina which has now been profitable thirteen months in a row. Construction is underway at the new rolling mill at SMI South Carolina and SMI Alabama's new finishing line.

     Operating profit in the Company's steel fabrication businesses rose almost two hundred percent with improvement in all product areas. Fabricated shipments were a record 185,000 tons for a second quarter versus 151,000 tons in the prior year.

     The Steel Group computer migration project expense for the quarter was $2.1 million compared to the previous year of $1.4 million. Pension settlement expense was $885,000.

     The Copper Tube Division operating profit declined compared with last year. Demand for plumbing tube was good, but increased supply resulted indirectly because of soft markets for air conditioning tube. Copper tube shipments increased 6% over the second quarter last year. Production for the quarter was off slightly from the prior year due to an equipment failure at the number two extrusion press but is still 5% ahead of last year-to-date's production rate.

RECYCLING --

     The Recycling segment reported a modest profit for the quarter but well below that of last year. Total tonnage was up but revenues and gross margins declined because of a sharply reduced average sales price. Nonferrous markets, especially copper and brass, were considerably weaker, and the intake of scrap dropped. The Asian economic troubles are the driving force; global prices were lower than otherwise and reduced demand for American origin scrap products is creating more raw material supply for the domestic markets. Compared with last year the volume of ferrous scrap shipped increased 11% to 318,000 tons; however nonferrous shipments declined 13% to 46,000 tons mainly because copper volume was significantly lower. Total volume of scrap processed including the Steel Group processing plants reached 480,000 tons.

MARKETING AND TRADING --

     Operating income for the Marketing and Trading segment was 17% higher than last year's second quarter while revenues increased 10%. Sales into North America remained at a healthy level and business in Europe was stronger, but the turmoil in Asia was a negative for the entire Pacific Rim.

Trade flow in the Far East reversed dramatically and our sales and shipments to Asian countries were sharply curbed, which was only partly offset by increased purchases from the area. Operating profits from steel trading were down significantly, affected by nonperformance by several customers. However, profitability in steel marketing and distribution was maintained. Results for nonferrous metal products remained buoyant on account of a substantial increase in aluminum semis volume and growing business in copper and copper alloy products. Activity for ores, minerals and industrial materials continued to be solid. The Company continues to diversify sourcing in all product lines.

OTHER

     Statement of Financial Accounting Standards No. 128, Earnings per Share, was effective for the quarter ended February 28,1998. There was no effect on the restated earnings per share amount for the second quarter of last year compared to diluted earnings per share; for the six months ended February 28,1997 restated earnings per share were one cent higher.

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

OUTLOOK

     Domestic markets are firm and manufacturing margins should continue to widen during the balance of the year despite the Asian situation and its widespread effect. Construction in the United States, including nonresidential, public and residential, is strong. Manufacturing sector and distributor markets also remain firm. Relatively low priced steel imports into North America will occur, but quantities should be restrained on account of production limitations in the Far East and possible anti-dumping actions; consequently, the main effect will be to temper price increases. Some improvement in recycling profits is anticipated, although scrap markets are sloppy. Global demand and prices for steel and nonferrous metals are very likely to remain under pressure, especially if the prolonged economic slump in Japan is not turned around. However, it is likely that further new marketing opportunities will arise in response to the dislocations in the Far East. The Company remains optimistic about the balance of this fiscal year and very positive for the future on account of its fundamental strengths and sound strategic plan.

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

LIQUIDITY

     Cash flow from operations before changes in operating assets and liabilities for the six months was $40 million compared to $39 million last year, the increase coming by way of higher depreciation expense. Accounts receivable increased $14 million due to strong quarterly results of the steel fabrication businesses and international trading activity. Steel inventories increased at the Company's joist plants and its rail salvage business. other assets increased due to advance payments on contracts. Accounts payable and accrued expenses decreased $22 million, about the same as the comparable period last year. The Company financed these working capital needs as well as $9 million of payments on long-term debt through internal cash flow and an increase in short term borrowings of $71 million. The Company invested $47 million in capital expenditures as part of its anticipated $125 million annual capital program.

     During the quarter, the Company repurchased 95,000 shares of Company stock at an average cost of $30.07 per share. At February 28,1998, there were 14,902,200 common shares issued and outstanding with 1,230,383 shares held in the Company's treasury. Stockholders' equity was $370 million or $24.85 per share.

     Net working capital was $289 million at February 28,1998 compared to $307 million at August 31,1997. The current ratio was 1.9 compared to 2.1 at August 31,1997. The Company's effective tax rate for the six months was 36.7%; the rate for the comparable period last year was 36.9%.

     Long-term debt as a percent of total capitalization was 31% at February 28, 1998 compared to 33% at August 31,1997. The ratio of total debt to total capitalization plus short-term debt stood at 39.8% compared with 34.4% at year end due to seasonal borrowing requirements.

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

                          Not Applicable



         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                          Not Applicable



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the registrant's annual meeting of stockholders held January 22, 1998, a total of 13,378,824 shares of common stock or approximately 90% percent of those outstanding and entitled to vote were present in person or by proxy. There was no solicitation in opposition to management's nominees and all such nominees were elected as set forth in the following tabulation:


           Nominee                  Votes For                  Votes Withheld
           -------                  ---------                  --------------
Moses Feldman                       13,266,997                     111,827
Ralph E. Loewenberg                 13,259,782                     119,042
Stanley A. Rabin                    13,265,375                     113,449
Marvin Selig                        13,240,735                     138,090

         Stockholders approved the proposed amendment to the Company's General Employees Stock Purchase Plan by the following vote:

             For                    Against                    Abstain
             ---                    -------                    -------
         12,984,104                 369,101                    25,619


         Stockholders also approved the ratification of the appointment of Deloitte & Touche LLP as auditors of the registrant for the fiscal year ending August 31, 1998, by the following vote:

            For                     Against                     Abstain
            ----                    -------                     -------
         13,306,747                 53,142                      18,935



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

                                                  COMMERCIAL METALS COMPANY



April 10, 1998                                    Lawrence A. Engels
                                                  Vice President, Treasurer &
                                                  Chief Financial Officer




April 10, 1998                                    William B. Larson
                                                  Controller

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

  27                    Financial Data Schedule