Form 10-Q
period 1998-05-31
COMMERCIAL METALS CO
filed 1998-07-13
CIK 22444

                                    FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549
                      ------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   -------------------------------------------

For quarter ended May 31, 1998
Commission File Number  1-4304

                            COMMERCIAL METALS COMPANY
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            75-0725338
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


                              7800 Stemmons Freeway
                       P.O. Box 1046  Dallas, Texas 75221
                    ----------------------------------------
                    (Address of principal executive offices)
                                  (Zip Code)


                                 (214) 689-4300
                                 --------------
              (Registrant's telephone number, including area code)


               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


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


As of May 31, 1998 there were 14,976,904 shares of the Company's common stock issued and outstanding excluding 1,155,679 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----

                                                                       Page No.
                                                                       --------
PART I - Financial Statements:

    Consolidated Balance Sheets -
       May 31, 1998 and August 31, 1997                                  2 - 3


    Consolidated Statements of Earnings -
       Nine months and three months ended
         May 31, 1998 and 1997                                               4


    Consolidated Statements of Cash Flows -
       Nine months ended May 31, 1998 and 1997                               5


    Consolidated Statement of Stockholders' Equity
       For the nine months ended May 31, 1998                                6


    Notes to Consolidated Financial Statements                               7


    Management's Discussion and Analysis of the
       Consolidated Financial Statements                                8 - 13


PART II - Other Information and Signatures                             14 - 15

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                        (In thousands except share data)

                                                                 May 31,      August 31,
                                                                  1998           1997
                                                                ---------     ----------
CURRENT ASSETS:
  Cash                                                          $  29,793     $  32,998
  Accounts receivable (less allowance for
    collection losses of $7,507 and $6,116)                       342,378       289,735
  Inventories                                                     256,668       220,644
  Other                                                            44,211        41,899
                                                                ---------     ---------
               TOTAL CURRENT ASSETS                               673,050       585,276


OTHER ASSETS                                                       11,857         6,524



PROPERTY, PLANT, AND EQUIPMENT, at cost:
  Land                                                             21,198        17,844
  Buildings                                                        64,130        55,700
  Equipment                                                       475,631       447,553
  Leasehold improvements                                           22,906        19,666
  Construction in process                                          70,573        29,841
                                                                ---------     ---------
                                                                  654,438       570,604
  Less accumulated depreciation
    and amortization                                             (354,230)     (323,343)
                                                                ---------     ---------
                                                                  300,208       247,261
                                                                ---------     ---------
                                                                $ 985,115     $ 839,061
                                                                =========     =========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
                        (In thousands except share data)

                                                                 May 31,      August 31,
                                                                  1998           1997
                                                                ---------     ----------
CURRENT LIABILITIES:
  Commercial paper                                              $  40,000     $    --
  Notes payable                                                    58,000          --
  Accounts payable                                                149,904       136,988
  Other payables and accrued expenses                             148,979       129,036
  Income taxes payable                                              1,058           618
  Current maturities of long-term debt                             11,487        11,502
                                                                ---------     ---------
              TOTAL CURRENT LIABILITIES                           409,428       278,144

DEFERRED INCOME TAXES                                              20,834        20,834

LONG-TERM DEBT                                                    173,798       185,211

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
    Preferred stock                                                  --            --

    Common stock, par value $5.00 a share;
      authorized 40,000,000 shares; issued
      16,132,583 shares, outstanding
      14,976,904 and 14,760,930 shares                             80,663        80,663

  Additional paid-in capital                                       13,691        13,627
  Cumulative translation adjustment                                  (455)
  Retained earnings                                               315,595       293,600
                                                                ---------     ---------
                                                                  409,494       387,890
  Less treasury stock, 1,155,679 and 1,371,653 shares
      at cost                                                     (28,439)      (33,018)
                                                                ---------     ---------
                                                                  381,055       354,872
                                                                ---------     ---------
                                                                $ 985,115     $ 839,061
                                                                =========     =========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------
                        (In thousands except share data)

                                               Three months ended              Nine months ended
                                                     May 31,                         May 31,
                                           -------------------------       -------------------------
                                               1998          1997              1998         1997
                                           -----------   -----------       -----------   -----------
REVENUES:
  Net sales                                $   603,798   $   586,141       $ 1,714,847   $ 1,636,463
  Other revenues                                 2,301         3,505             9,931         9,899
                                           -----------   -----------       -----------   -----------
                                               606,099       589,646         1,724,778     1,646,362

COSTS AND EXPENSES:
  Cost of goods sold                           532,263       523,637         1,520,857     1,460,288
  Selling, general and
    administrative expenses                     46,213        42,944           132,585       123,499
  Interest expense                               4,720         3,898            13,117        11,055
  Employees' pension and
    profit sharing plans                         4,908         4,247            14,314        10,645
                                           -----------   -----------       -----------   -----------
                                               588,104       574,726         1,680,873     1,605,487

EARNINGS BEFORE INCOME TAXES                    17,995        14,920            43,905        40,875

INCOME TAXES                                     6,604         5,410            16,113        14,987
                                           -----------   -----------       -----------   -----------
NET EARNINGS                               $    11,391   $     9,510       $    27,792   $    25,888
                                           ===========   ===========       ===========   ===========

Net earnings per share basic               $      0.77   $      0.64       $      1.88   $      1.73

Net earnings per share diluted             $      0.75   $      0.63       $      1.84   $      1.69

Cash dividends per share                   $      0.13   $      0.13       $      0.39   $      0.39

Average shares outstanding basic            14,870,346    14,862,929        14,786,736    15,001,292

Average shares outstanding diluted          15,254,211    15,100,609        15,112,299    15,291,667

                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)

                                                                    Nine months ended
                                                                         May 31,
                                                                -----------------------
                                                                    1998        1997
---------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                               $  27,792     $  25,888
     Adjustments to earnings not requiring cash:
       Depreciation and amortization                               34,722        32,634
       Provision for losses on receivables                          1,957         1,087
       Deferred income taxes
       Other                                                          (95)         (182)
                                                                ---------     ---------
     Cash flows from operations before changes in
       operating assets and liabilities                            64,376        59,427

     Changes in operating assets and liabilities:

       Decrease (increase) in receivables                         (54,600)      (10,692)
       Decrease (increase) in inventories                         (36,024)      (25,402)
       Decrease (increase) in other assets                         (8,100)      (14,493)
       Increase (decrease) in accounts payable,
         accrued expenses and income taxes                         33,299         2,252
                                                                ---------     ---------

     Net Cash Provided (Used) by Operating Activities              (1,049)       11,092

---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of property, plant and equipment                  (87,669)      (51,225)
       Sales of property, plant and equipment                          95           182
                                                                ---------     ---------
       Net Cash Used by Investing Activities                      (87,574)      (51,043)

---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Commercial paper - net change                               40,000        30,000
       Notes payable - net change                                  58,000        30,300
       Payments on long-term debt                                 (11,428)      (11,270)
       Stock issued under stock option/purchase plans               7,500         4,698
       Treasury stock acquired                                     (2,857)      (17,727)
       Dividends paid                                              (5,797)       (5,863)
                                                                ---------     ---------
       Net Cash Provided by Financing Activities                   85,418        30,138

---------------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                              (3,205)       (9,813)

Cash and Cash Equivalents at Beginning of Year                     32,998        24,260
                                                                ---------     ---------
Cash and Cash Equivalents at End of Period                      $  29,793     $  14,447
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

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                        (In thousands except share data)


                                                Common Stock                                                    Treasury Stock
                                           -----------------------   Cumulative      Add'l                 -----------------------
                                            Number of                Translation    Paid-In    Retained     Number of
                                             Shares        Amount    Adjustment     Capital    Earnings      Shares        Amount
                                           -----------    --------   -----------   ---------   ---------   -----------    --------
Balance September 1, 1997                    16,132,583    $ 80,663                $ 13,627    $ 293,600   (1,371,653)  $(33,018)

   Net earnings for  nine months
     ended May 31, 1998                                                                           27,792


   Cash dividends - $.39 a share                                                                  (5,797)


   Treasury stock acquired                                                                                    (95,000)     (2,857)


    Translation adjustment                                            $   (455)


    Stock issued under stock option,
     purchase and bonus plans                                                            64                   310,974       7,436



                                           -----------    --------    --------    ---------   ---------   -----------    --------
Balance,  May 31, 1998                      16,132,583    $ 80,663    $   (455)   $  13,691   $ 315,595    (1,155,679)   $(28,439)
                                           ===========    ========    ========    =========   =========   ===========    ========


                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                                       Long-Term         Current            Amount
                                         Debt           Maturities       Outstanding
                                      ----------------------------------------------
7.20%  notes due 2005                  $100,000          $   --           $100,000
6.80%  notes due 2007                    50,000              --             50,000
8.49%  notes due 2001                    21,428             7,143           28,571
8.75%  note  due 1999                     2,141             4,286            6,427

Other                                       229                58              287
                                       --------          --------         --------
                                       $173,798          $ 11,487         $185,285
                                       ========          ========         ========


NOTE B  -  TAXES ON INCOME:

    Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C  - QUARTERLY FINANCIAL DATA

    In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accurals) necessary to present fairly the financial position as of May 31, 1998, the results of operations for the three months and nine months then ended and cash flows for the nine months. The results of operations for the nine month periods are not necessarily indicative of the results to be expected for a full year.

NOTE D - EARNINGS PER SHARE

    Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, requires a reconciliation of both the numerator and denominator of the earnings per share calculations. There are no adjustments to net earnings to arrive at income for either per share calculation. Reconciliation of share amounts is as follows:

                                                                 Three months ended                      Nine months ended
                                                                      May 31,                                May 31,
                                                              1998                1997                1998               1997
                                                           ----------          ----------          ----------         ----------
Shares outstanding for basic earnings per share            14,870,346          14,862,929          14,786,736         15,001,292
Effect of dilutive securities:
       Stock options/purchase plans                           383,865             237,680             325,563            290,375

Shares outstanding for dilutive earnings per share         15,254,211          15,100,609          15,112,299         15,291,667

    There were no securities that have anti-dilutive effects. There was no effect of the restated diluted per share amount for the third quarter or nine months of last year compared to earnings per share as originally reported.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED RESULTS OF OPERATIONS



                                          (in millions)

                                 3RD QTR                   3RD QTR
                                 FY 1998                   FY 1997
                                 -------                   -------
Revenues                         $  606                    $  590

Net earnings                       11.4                       9.5

Cash flow                          24.0                      20.9

LIFO reserve                       28.5                      31.3



                               NINE MONTHS                NINE MONTHS
                                 FY 1998                    FY 1997
                               -----------                -----------
Revenues                         $ 1,725                    $ 1,646

Net earnings                        27.8                       25.9

Cash flow                           64.4                       59.4

SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

- 20% increase in earnings; second best third quarter ever

- Cash flow from operations; second best quarter in history

- Best quarter in history for CMC Steel Group

- Sharply reduced sales prices led to modest Recycling loss

- Consistent performance from Marketing and Trading in spite of Far East market collapse

CONSOLIDATED DATA

The Lifo method of inventory valuation increased net earnings for the quarter $280 thousand (2 cents per share) compared to a decrease of $803 thousand (5 cents per share) last year. For the nine months net earnings were $1.1 million higher

(7 cents per share) compared to a decrease of $952 thousand (6 cents per share) last year.

SEGMENT OPERATING DATA

       Revenues and operating profit by business segment are shown in the following table:

                                     Three months ended            Nine months ended
                                    May 31         May 31        May 31          May 31
                                     1998           1997          1998            1997
                                 -----------    -----------    -----------    -----------
REVENUES:
 Manufacturing                   $   313,719    $   277,871    $   883,757    $   780,920
 Recycling                           109,087        129,414        318,107        340,695
 Marketing and Trading               199,866        198,669        570,755        572,938
 Corporate and Eliminations          (16,573)       (16,308)       (47,841)       (48,191)
                                 -----------    -----------    -----------    -----------
                                 $   606,099    $   589,646    $ 1,724,778    $ 1,646,362

OPERATING PROFIT:
 Manufacturing                   $    19,683    $    13,421    $    48,339    $    38,125
 Recycling                              (420)         1,255           (410)         3,562
 Marketing and Trading                 4,962          4,745         12,638         13,754
 Corporate and Eliminations           (1,510)          (603)        (3,545)        (3,511)
                                 -----------    -----------    -----------    -----------
                                 $    22,715    $    18,818    $    57,022    $    51,930

MANUFACTURING -

       Revenues and operating profit for the segment were significantly ahead of last year's comparable quarter. The quarter was the best in history for the Steel Group with record sales for any quarter and record shipments for a third quarter. The Copper Tube Division operating profit also was well above last year.

                                         3rd Qtr 1998     3rd Qtr 1997
                                         ------------     ------------
Average mill selling price                  $325.80          $311.91
Average fab selling price                    648.67           626.30
Average scrap purchase price                 112.87           113.60

       With higher prices and record shipments, the Steel Group's operating profit was 41% higher than last year's third quarter. Third quarter records were set for steel mill production. Mill tonnage shipped at 490,000 tons was 5% below last year's third quarter but included lower billet shipments.

         The four mills showed a 7% increase in operating profit led by SMI Alabama and SMI Arkansas both with 24% increases. SMI Texas and SMI South Carolina had particularly strong production increases. Construction of the new rolling mill and ancillary equipment at SMI South Carolina is on schedule.

         Operating profit in the Company's steel fabrication businesses rose over three hundred percent with strong results in virtually all product areas. The Company's structural fabrication units as well as the joist plants and concrete related products warehouses had especially good results. Fabricated shipments of 222,000 tons were a record for any quarter and compare favorably with 175,000 tons in the prior year.

         The Steel Group computer migration project tax effected expense was $1.6 million compared with $1.2 million in the same period last year. The increase was due mainly to higher consulting costs. The project is scheduled to be completed in mid-1999; quarterly costs are anticipated to drop to $1 million net after taxes in future quarters. Pension settlement costs of $650 thousand net were incurred during the quarter and will conclude with a lesser amount in the fiscal fourth quarter.

         Strong residential construction markets have maintained demand for plumbing tube. Margins were better than the second quarter of this year. Copper tube shipments increased 19% over the third quarter last year. Production is 4% ahead of last year's rate.

RECYCLING -

         The Recycling segment's revenues and gross margins declined significantly because of a sharply reduced average sales price. This resulted in a modest loss compared with a profit in the year ago quarter. Nonferrous markets were notably weaker. Average copper and brass scrap prices fell 28% with shipments down 23%. Aluminum scrap prices fell 11% with shipments down 11%. Ferrous prices held against last year's third quarter but fell during the quarter due to the very weak Asian markets. Ferrous scrap shipped increased 8% to 323,000 tons but nonferrous shipments declined 16% to 42,000 tons. Total volume of scrap processed including the Steel Group processing plants reached 483,000 tons.

         During the quarter the Company acquired the assets of several scrap processing facilities in Missouri, Oklahoma, and Kansas. The operations are neither individually nor combined significant to the financial position of the Company. The new shredder in Jacksonville, Florida and a new shear in Odessa, Texas will come online next quarter. During the quarter the Division restructured its management into five regions to improve the effectiveness in scrap sourcing, asset utilization and processing operations.

MARKETING AND TRADING -

         Operating income for the Marketing and Trading segment was 5% higher than last year's third quarter, remarkable considering the collapse of traditional Far East markets. Purchases from the Far East increased significantly and resulted in steel trading incurring only a marginal decrease in operating profits. Business in Europe increased but sales to customary Asian markets continued at a sharply reduced rate. Profitability in steel marketing and distribution increased. Nonferrous metal product tonnage increased particularly in aluminum. At quarter end the Company acquired the assets of a ferro alloys trading unit in Australia; the acquisition was not significant in size to the segment.

OTHER -

         The Marketing and Trading segment in conjunction with the Corporate office has begun the implementation of updated financial and management information systems. Among other system improvements year 2000 considerations are being addressed. Project completion is anticipated in the summer of 1999. Current estimates of total costs range between $3.5 to $4 million pretax which will be amortized over five years.

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

OUTLOOK

         Domestic steel markets are firm and manufacturing margins should remain at a good level despite the effects of the turmoil in Asia. The outlook for fabricated steel also is favorable. Construction in the United States including private nonresidential, public and residential is strong. Manufacturing sector and distributor demand continue to be firm. Relatively low priced steel is being shipped into North America, but it is likely that in long products, which are the Company's product lines, the market will absorb the quantities that will be imported and the main effect will be to limit price increases. Some improvement in recycling profits is anticipated, although scrap prices will remain weak. Global demand and prices for steel and nonferrous metals have fallen considerably, and it appears that any recovery in Asia will be slow, especially if the Japanese Yen continues to weaken because it will exert additional pressure on Asia. Nevertheless, it is probable that additional new marketing opportunities will arise as a result of the dislocations in the Far East. During the quarter, the US Congress passed a six year transportation bill to help restore the nation's infrastructure which will substantially boost highway spending and includes especially large increases for the states of Texas and South Carolina. It is anticipated that the Company will benefit from this program.

         This report contains forward-looking statements regarding the outlook for the Company's short-term financial results including shipments, pricing, demand and general market conditions. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, metals pricing over which the Company exerts little influence, new capacity and product availability from competing steel minimills and other steel suppliers, currency fluctuations, implementation of information systems, and decisions by governments impacting the pace of overall economic growth.

LIQUIDITY

         Cash flow from operations before changes in operating assets and liabilities for the nine months was $64 million compared to $59 million last year. The increase was due equally to higher earnings and depreciation. Accounts receivable increased $55 million since August 31 principally due to increases in structural steel activity and the Marketing and Trading segment. Inventories have increased $36 million since year end due to seasonal buildups in the Manufacturing segment. Accounts payable and accrued expenses have increased $33 million in conjunction with the Manufacturing segment's inventory increase. The Company financed these working capital needs as well as $11 million of payments on long-term debt through internal cash flow and an increase in short term borrowings of $98 million. The Company invested $88 million in capital expenditures as part of its anticipated $125 million annual capital program.

         At May 31,1998, there were 14,976,904 common shares issued and outstanding with 1,155,679 shares held in the Company's treasury. Stockholders' equity was $381 million or $25.44 per share.

         Net working capital was $264 million at May 31,1998 compared to $307 million at August 31,1997. The current ratio was 1.6 compared to 2.1 at August 31,1997. The Company's effective tax rate for the nine months was 36.7%, comparable to the prior period.

         Long-term debt as a percent of total capitalization was 30.2% at May 31,1998 compared to 33% at August 31,1997. The ratio of total debt to total capitalization plus short-term debt stood at 41.3%.

PART II     OTHER INFORMATION



       ITEM 1.    LEGAL PROCEEDINGS

       Reference is made to the information incorporated by reference from Item
3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1997, filed November 25, 1997, with the Securities and Exchange Commission.



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


       ITEM 5.    OTHER INFORMATION

                  Not Applicable


       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             A.   Exhibits required by Item 601 of Regulation S-K.

                 27.1 Restated Financial Data Schedule for year ended August 31, 1996

                 27.2 Restated Financial Data Schedule for year ended August 31, 1997

                 27.3 Restated Financial Data Schedule for periods ended November 30, 1997 and February 28, 1998

                 27.4     Financial Data Schedule for period ended May 31, 1998.

            B. No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMERCIAL METALS COMPANY



July 13, 1998                           Lawrence A. Engels
                                        Vice President, Treasurer
                                        & Chief Financial Officer




July 13, 1998                           William B. Larson
                                        Controller

                                 EXHIBIT INDEX


Exhibit                  Description

 27.1     Restated Financial Data Schedule for year ended
          August 31, 1996

 27.2     Restated Financial Data Schedule for year ended
          August 31, 1997

 27.3     Restated Financial Data Schedule for periods ended
          November 30, 1997 and February 28, 1998

 27.4     Financial Data Schedule for period ended May 31, 1998.