Form 10-K405
period 1998-08-31
COMMERCIAL METALS CO
filed 1998-11-24
CIK 22444

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
    (MARK
     ONE)

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _________ TO _________

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK ON NOVEMBER 19, 1998, HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE OF $25.625 PER SHARE ON NOVEMBER 19, 1998, ON THE NEW YORK STOCK EXCHANGE WAS APPROXIMATELY $373,000,000.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 19, 1998: COMMON STOCK, $5.00 PAR -- 14,584,816.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE INTO THE LISTED PART OF FORM 10-K:

REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 28, 1999 -- PART III.

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


THE MANUFACTURING SEGMENT

         The Manufacturing segment is the registrant's dominant and most rapidly expanding segment in terms of assets employed, capital expenditures, operating profit and number of employees. It consists of two entities, the CMC Steel Group and the Howell Metal Company subsidiary, a manufacturer of copper tubing. The Steel Group is by far the more significant entity in this segment with subsidiaries operating four steel minimills, twenty steel fabrication plants, four steel joist manufacturing facilities, four steel fence post manufacturing plants, a heat treating plant, eight metals recycling plants, a railcar rebuilding facility, twelve concrete related product warehouses, two industrial products supply facilities and a railroad salvage company.

         The Company endeavors to operate all four minimills at full capacity in order to minimize product costs. Increases in capacity and productivity are continuously emphasized through both operating and capital improvements. The steel minimill business is capital intensive with substantial capital expenditures required on a regular basis to remain competitive as a low cost producer. Over the past three fiscal years, approximately $173 million or 72% of the Company's total capital expenditures have been for minimill projects. This emphasis on productivity improvements is reflected in a generally increased number of tons of steel melted, rolled and shipped from the minimills during each of the last three years as follows:

                                      1996                      1997                       1998
                                    ---------                 ---------                 ---------

         Tons Melted                1,561,000                 1,755,000                 1,932,000

         Tons Rolled                1,477,000                 1,581,000                 1,693,000

         Tons Shipped               1,730,000                 1,926,000                 2,008,000


         The Company's largest steel minimill, operated by Structural Metals, Inc. ("SMI Texas") is located at Seguin, Texas, near San Antonio. SMI Steel, Inc. ("SMI Alabama"), a steel minimill in Birmingham,

Alabama, was acquired in 1983. This mill now known as SMI Steel South Carolina ("SMI South Carolina"), located in Cayce, South Carolina, was acquired in November, 1994 as part of the acquisition of Owen Steel Company, Inc., and affiliates. A fourth, much smaller mill, has been in operation since 1987 and is located near Magnolia, Arkansas ("SMI Arkansas").

         The SMI Texas, Alabama, and South Carolina mills consist of melt shops with electric arc furnaces that melt the steel scrap, continuous casting facilities to shape the molten metal into billets, reheating furnaces, rolling mills, mechanical cooling beds, finishing facilities and supporting facilities. The mills utilize both a Company-owned fleet of trucks and private haulers to transport finished products to customers and Company-owned fabricating shops. Mill capacity at SMI Texas is approximately 900,000 tons per year melted and 800,000 rolled. SMI Alabama's annual capacity is approximately 600,000 tons melted and 500,000 rolled and SMI South Carolina's annual capacity is approximately 550,000 tons melted and, before full operation of the new rolling mill, approximately 350,000 tons rolled. The new rolling mill at SMI South Carolina should increase capacity to approximately 700,000 tons when fully operational.

         SMI Texas manufactures steel reinforcing bars, angles, rounds, channels, flats, and special sections used primarily in highways, reinforced concrete structures and manufacturing. SMI Texas sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. Its primary markets are located in Texas, Louisiana, Arkansas and Oklahoma although products are shipped to approximately 30 states and Mexico. SMI Texas melted 847,000 tons during 1998 compared to 802,000 tons the prior year and rolled 757,000 tons, up 50,000 tons from 1997. Both were production records.

         A substantial program to modernize and improve productivity at SMI Alabama following its 1983 acquisition has resulted in approximately $121 million of capital expenditures through 1998. During 1998 work on improvements to the mill finishing area including a new cooling bed, straighteners and stackers commenced with completion scheduled for the first calendar quarter of 1999. During 1998 the melt shop recorded record production of 570,000 and 456,000 tons were rolled. SMI Alabama manufactures primarily larger size products than the other three Steel Group mills such as mid-size structural including angles, channels, up to eight inch wide flange beams and special bar quality rounds and flats. Customers include primarily service centers as well as the construction, manufacturing, and fabricating industries in the primary market areas of Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.

         Facilities at SMI South Carolina are similar but on a generally smaller capacity scale than the SMI Texas and SMI Alabama mills. SMI South Carolina manufactures primarily steel reinforcing bars with limited but increasing production of angles, rounds and squares. Its primary market area includes the Southeast and mid-Atlantic area south through Florida and north into southern New England. During 1998 SMI South Carolina melted 515,000 tons and rolled 346,000 tons. The largest single expenditure project in the Company's history, in excess of $100 million, will replace SMI South Carolina's existing rolling mill with a new state-of-the-art rolling mill. Construction began in July, 1997, and is anticipated to be finished in the first calendar quarter of 1999 with start up beginning upon completion. When fully operational the new rolling mill will have a capacity of at least 700,000 tons with a substantially broader product line than SMI South Carolina is presently capable of rolling.

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

         No melting facilities are located at SMI Arkansas since this mill utilizes as its raw material rail salvaged from abandoned railroads for rerolling and, on occasion, billets from Company minimills or other suppliers. The rail or billets are heated in a reheat furnace and processed on a rolling mill and finished at facilities similar to, but on a smaller scale, the other mills. SMI Arkansas' finished product is primarily metal fence post stock, small diameter reinforcing bar and sign posts with some high quality round and flat products being rolled. Fence post stock is fabricated into studded "T" metal fence posts at Company owned facilities at the Magnolia mill site, San Marcos, Texas, Brigham City, Utah, and West Columbia, South Carolina. Because of this mill's lack of melting capacity, it is dependent on an adequate supply of competitively priced billets or used rail, the availability of which fluctuates with the pace of railroad abandonments, rate of rail replacement by railroads and demand for used rail from domestic and foreign rail rerolling mills. Capacity at SMI Arkansas is approximately 150,000 tons rolled per year.

         The Steel Group's downstream processing facilities are engaged in the fabrication of reinforcing and structural steel, steel warehousing, joist manufacturing, fence post manufacturing and railcar repair and rebuilding. Steel fabrication capacity now exceeds 850,000 tons with a record 839,000 tons of fabricated steel shipped in 1998. Steel for fabrication may be obtained from unrelated vendors as well as Company owned mills. Fabrication activities are conducted at various locations in Texas in the cities of Beaumont, Buda (near Austin), Corpus Christi, Dallas, Houston, San Marcos, Seguin, Victoria, and Waco; Baton Rouge and Slidell, Louisiana; Magnolia and Hope, Arkansas; Brigham City, Utah; Starke and Whitehouse, Florida; Fallon, Nevada; Cayce, Columbia, and Taylors, South Carolina; Lawrenceville, Georgia; Gastonia, North Carolina and Fredericksburg, Virginia. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, including high-rise office or hotel towers, hospitals, convention centers, industrial plants, power plants, highways, arenas, stadiums, and dams. Sales of fabricated steel are generally made in response to bid solicitation from construction contractors or owners on a competitive bid basis and less frequently on a negotiated basis.

         Safety Railway Service in Victoria, Texas, repairs, rebuilds and provides custom maintenance with some manufacturing of railroad freight cars owned by railroad companies and private industry. That work is obtained primarily on a bid and contract basis and may include maintenance of the cars. During 1998 a second location operated by Safety Railway Service in Tulsa, Oklahoma was closed. Secondary metals recycling plants in Austin and at the SMI Texas mill in Seguin, Texas, and Cayce, South Carolina, together with five smaller feeder facilities nearby operate as part of the Steel Group due to the predominance of secondary ferrous metals sales to the nearby SMI minimills. The Cayce recycling plant installed and began operating a new automobile shredder during 1997 at a cost of approximately $5 million and the Seguin recycling facility began operating a new automobile shredder in late 1998 at a cost of approximately $9 million. SMI Joist Company, headquartered in Hope, Arkansas, manufactures steel joists and decking for roof supports using steel obtained primarily from the Steel Group's minimills at locations in Hope, Starke, Florida, Cayce, South Carolina, and Fallon, Nevada. Joist consumers are typically construction contractors or large chain store owners. Joists are generally made to order and sales, which may include custom design and fabrication, are primarily obtained on a competitive bid basis.

         The Company sells concrete related supplies including the sale or rental of equipment to the concrete installation trade at eleven warehouse locations in Texas and one location opened in 1998 in Atlanta, Georgia. Two smaller operations which emphasize a broader industrial product supply are located in Columbia and Cayce, South Carolina.

         The operating assets of Allegheny Heat Treating, Inc., of Chicora, Pennsylvania, were purchased in January, 1997. AHT, Inc. is the Steel Group's entry into the steel heat treating business. AHT works closely with SMI Alabama and other steel mills that sell specialized heat treated steel for customer specific use, primarily in original or special equipment manufacturing. AHT's operating capacity is approximately 30,000 tons per year.

         The copper tube minimill operated by Howell Metal Company is located in New Market, Virginia. It manufactures primarily copper water tube as well as air conditioning and refrigeration tubing in straight lengths and coils for use in commercial, industrial and residential construction. Its customers, largely equipment manufacturers and wholesale plumbing supply firms, are located primarily east of the Mississippi river. High quality copper scrap supplemented occasionally by virgin copper ingot, is the raw material used in the melting and casting of billets. Copper scrap is readily available subject to rapid price fluctuations generally related to the price or supply of virgin copper. A small portion of the scrap is supplied by the Company's metal recycling yards. Howell's facilities include melting, casting, piercing, extruding, drawing, finishing and other departments. Capacity is approximately 55,000,000 pounds per year. Demand for copper tube is dependent mainly on the level of new residential construction and renovation.

         No single customer purchases ten percent or more of the manufacturing segment's production. The nature of certain stock products sold in the manufacturing segment are, with the exception of the steel fabrication and joist jobs, not characteristic of a long lead time order cycle. Orders for other stock products are generally filled promptly from inventory or near term production. As a result the Company does not believe backlog levels are a significant factor in evaluating most operations. Backlog in the CMC Steel Group at 1998 year-end was approximately $300,221,000. Backlog at 1997 year-end was approximately $261,506,000. Because most of the segment's sales are to consumers located in the sunbelt where construction activity generally continues throughout the year, demand for the Company's products is not considered seasonal although adverse weather can slow shipments.


THE RECYCLING SEGMENT

         The Recycling segment is engaged in processing secondary (scrap) metals for further recycling into new metal products. This segment consists of the Company's 40 secondary metals processing divisions's recycling plants (excluding eight such facilities operated by the CMC Steel Group as a part of the Manufacturing segment). During the past year the secondary metals division purchased operating assets of recycling facilities in Houston, Texas; Joplin, Missouri; Miami, Oklahoma and Frontenac and Independence, Kansas. In addition the operating assets and inventory of three automobile salvage yards located in Ocala, Leesburg and Gainesville, Florida, were purchased in 1998 and constitute the recycling division's entry into the automobile salvage business.

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

         These plants processed and shipped approximately 1,469,000 tons of scrap metal during 1998, up from 1,367,000 the prior year. Ferrous metals comprised the largest tonnage of metals recycled at approximately 1,280,940 tons
- approximately 126,000 tons more than the prior year - followed by approximately 188,055 tons compared to 212,000 in 1997, of non-ferrous metals, primarily aluminum, copper and stainless steel. The Company also purchased and sold an additional 187,000 tons of metals processed by other metal recycling facilities. With the exception of precious metals, practically all metals capable of being recycled are processed by these plants. The CMC Steel Group's eight metals recycling facilities processed and shipped an additional 360,000 tons of primarily ferrous scrap metal during 1998.

         The metal recycling plants generally consist of an office and warehouse building equipped with specialized equipment for processing both ferrous and nonferrous metal. Most of the larger plants are equipped with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators. Two locations have extensive equipment for mechanically processing large quantities of insulated wire to segregate metallic content. All ferrous processing centers are equipped with either presses, shredders or hydraulic shears, locomotive and crawler cranes and railway tracks to facilitate shipping and receiving. The segment operates six large shredding machines capable of pulverizing obsolete automobiles or other ferrous metal scrap with the addition in 1998 of a new shredder in Jacksonville, Florida. Two additional shredders are operated by the Manufacturing segment's recycling facilities. A typical recycling plant includes several acres of land used for receiving, sorting, processing and storage of metals. Several recycling plants devote a small portion of their site or a nearby location for display and sales of metal products considered reusable for their original purpose.

         The auto salvage operations in Gainesville, Ocala and Leesburg, Florida, assist in the supply of crushed auto bodies, an important feed stock, to the new Jacksonville shredder. These operations purchase wrecked or inoperable motor vehicles at prices related to estimated recovery value of usable parts prior to ultimate sale to scrap metal processors, usually shredding facilities. The operating assets of scrap processing facilities in Joplin, Missouri, Miami, Oklahoma and Independence and Frontenac, Kansas, acquired during 1998 extend the geographic area served by the Company's Springfield, Missouri facility.

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

         Customers for these materials include industrial concerns such as the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation sectors. Sales are generally made directly to consumers through and with coordination of offices in Dallas; New York City; Englewood Cliffs, New Jersey; Los Angeles; Hurstville near Sydney, Australia; Singapore; Zug, Switzerland; Hong Kong, and Surrey, and Sandbach, United Kingdom and Bergisch Gladbach, Germany. The Company also maintains representative offices in Moscow, Seoul, and Beijing, as well as agents in other significant international markets. These offices form a network for the exchange of information on the materials marketed by the Company as well as servicing sources of supply and purchasers. In most transactions the Company acts as principal and often as a marketing representative. The Company utilizes agents when appropriate and occasionally acts as broker. The Company participates in transactions in practically all major markets of the world where trade by American-owned companies is permitted.

         This segment focuses on the marketing of physical products as contrasted to traders of commodity futures contracts who frequently do not take delivery of the commodity. Sophisticated global communications and the development of easily accessible, although not always accurate, quoted market prices for many products has resulted in the Company emphasizing creative service functions for both sellers and buyers. Actual physical market pricing and trend information, as contrasted with sometimes more speculative metal exchange market information, technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just in time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions are examples of the services offered. The Company attempts to limit its exposure to price fluctuations by offsetting purchases with concurrent sales and entering into foreign exchange contracts as hedges of trade receivables and payables denominated in foreign currencies. The Company does not, as a matter of policy, speculate on changes in the markets and hedges only firm commitments not anticipated transactions. During the past year over 1.4 million tons of steel products were sold by the Marketing and Trading segment. The Australian operations maintain three warehousing facilities for just in time delivery of steel and industrial products and operate a heat treating facility for special steel products.



                                   COMPETITION

         The Company's steel manufacturing, steel fabricating, and copper tube manufacturing businesses compete with regional, national and foreign manufacturers and fabricators of steel and copper. Price, quality and service are the primary methods of competition. The Company does not produce a significant percentage of the total national output of most of its products but is considered a substantial supplier in the markets near its facilities. The large job structural steel capacity and expertise resulting from the acquisition of Owen Steel Company, Inc. enables the Company to compete throughout the United States for large structural steel projects. SMI Joist is believed to be the second largest manufacturer of joist in the United States although significantly smaller than the largest joist supplier. The Company's Southern Post operations are believed to be the largest manufacturer of steel fence posts in the United States.

         The Company believes the Recycling segment is among the larger entities recycling nonferrous secondary metals and is also a major regional processor of ferrous scrap. The past two years have brought active consolidation in the scrap processing industry with aggressively priced acquisitions of significant operations by several relatively new industry members. Poor markets for secondary metals and poor results for many scrap processors in late 1998 resulted in an abrupt halt to acquisitions by most of these competitors and attempts to sell some recently acquired facilities. The secondary metals business is subject to cyclical fluctuations depending upon the availability and price of unprocessed scrap metal and the demand in steel and nonferrous metals consuming industries. The Company will continue with selective acquisitions at prices consistent with the cyclical nature of the metals recycling industry.

         All phases of the Company's marketing and trading business are highly competitive. Many of the marketing and trading segment's products are standard commodity items. The principal elements of competition are price, quality, reliability, financing alternatives, and additional services. This segment competes with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources or be able to pursue business without regard for the laws and regulations governing the conduct of corporations subject to the jurisdiction of the United States. The Company also competes with industrial consumers who purchase directly from suppliers and importers and manufacturers of semi-finished ferrous and nonferrous products.



                              ENVIRONMENTAL MATTERS

         Compliance with environmental laws and regulations is a significant factor in the Company's business. The Company is subject to local, state, federal and supranational environmental laws and regulations concerning, among other matters, solid waste disposal, air emissions, waste and storm water effluent and disposal and employee health. The Company's manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, the electric arc furnace ("EAF") dust generated by the Company's minimills is classified as a hazardous waste by the Environmental Protection Agency (EPA) because of lead, cadmium and chromium content and requires special handling and recycling for recovery of zinc or disposal. Additionally the Company's scrap metal recycling facilities operate eight shredders for which the primary feed materials are automobile hulks and obsolete household appliances. Approximately twenty percent (20%) of the weight of an automobile hulk consists of material (shredder fluff) which remains after the segregation of ferrous and saleable non-ferrous metals. Federal environmental regulations require shredder fluff to pass a toxic leaching test to avoid classification as a hazardous waste. The Company endeavors to have hazardous contaminants removed from the feed material prior to shredding and as a result the Company believes the shredder fluff generated is properly not considered a hazardous waste. Should the laws, regulations or testing methods change with regard to EAF dust processing or shredder fluff disposal, the Company may incur additional significant expenditures. To date, the Company has not experienced difficulty in contracting for recycling of EAF dust or disposing of shredder fluff in municipal or private landfills.

         The Company may also be required from time to time to clean up or take certain remediation action with regard to sites formerly used in connection with its operations. Furthermore, the Company may be required to pay for a portion of the costs of clean up or remediation at sites the Company never owned or on which it never operated if it is found to have arranged for treatment or disposal of hazardous substances on the sites. (See Item 3. Legal Proceedings). The Company has been named a potentially responsible party (PRP) at several Superfund sites because the EPA contends that the Company and other PRP scrap metal suppliers are liable for the cleanup of those sites solely as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. The

Company's position is that an arms length sale of valuable scrap metal for use as a raw material in a manufacturing process over which the Company exercises no control should not, contrary to EPA's assertion, constitute "an arrangement for disposal or treatment of hazardous substances" within the meaning of federal law. If the EPA's position is consistently upheld by the courts and no clarification or amendment of the law is provided by legislative bodies, the Company believes the possible liability arising from the sale of secondary metals may reduce recycling rates for metals and other recyclable materials in general. In particular, the Company believes that sellers of secondary or recycled metals could be at material disadvantage compared to sellers of "virgin" ingot from mining operations because the EPA's position apparently excludes suppliers of virgin metals with the same levels of hazardous substances from liability for sales of those materials to the same manufacturers for use, often interchangeably with secondary metals, in the same manufacturing process. The Company believes this result is contrary to public policy objectives and federal and state legislation encouraging recycling and promoting the use of recycled materials.

         New federal, state and local laws, regulations and changing interpretations, together with uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors which impact the Company's future expenditures to comply with environmental requirements. It is not possible to predict the total amount of capital expenditures or increases in operating costs or other expenses or whether such costs can be passed on to customers through product price increases. During 1998, the Company incurred environmental costs including disposal, permit, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $10.9 million. In addition the Company estimates that approximately $1.4 million of capital expenditures put in service during 1998 were for environmental projects. The Company believes that it is in material compliance with currently applicable environmental laws and regulations and does not presently anticipate material capital expenditures for new environmental control facilities during 1999 other than a new baghouse at SMI Texas which will be put in service during 1999 at an estimated cost of approximately $6 million, of which $1.3 million remains to be spent in 1999.


                                    EMPLOYEES

         As of October, 1998, the Company had approximately 7,350 employees. Approximately 5,993 were employed by the manufacturing segment, 1,019 by the recycling segment, 270 by the marketing and trading segment, 38 in general corporate management and administration with 30 employees providing service functions for divisions and subsidiaries. Production employees at one metals recycling plant are represented by a union for collective bargaining. The Company believes that its labor relations are generally good to excellent and its work force highly motivated.


ITEM 2.   PROPERTIES

         The SMI Texas steel minimill is located on approximately 600 acres of land owned by the Company. Facilities including buildings occupying approximately 760,000 square feet, are used for manufacturing, storage, office and related uses. SMI Alabama's steel mill in Birmingham is located on approximately 36 acres with buildings occupying approximately 435,000 square feet used for manufacturing, storage, office and related use. The SMI South Carolina mill in Cayce, South Carolina is located on approximately 81 acres, all owned, with buildings occupying approximately 372,000 square feet. The SMI Arkansas facility at Magnolia is located on approximately 113 acres with buildings occupying approximately 194,000 square feet. Approximately 30 acres of the Alabama mill property and all Arkansas mill property is leased in conjunction with revenue bond financing and may be purchased by the Company at the termination of the leases for a nominal sum. The steel fabricating operations including the fabrication plants, fence post and joist operations own approximately 929 acres of land and lease approximately 44 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia, North Carolina and Nevada. Howell Metal owns approximately 21 acres of land with buildings occupying about 228,000 square feet in New Market, Virginia.

         The Company's recycling plants occupy in the aggregate approximately 450 acres owned by the Company located at Austin, Beaumont, Dallas, Galveston, Houston, Lubbock, Midland, Odessa, Victoria and Vinton, all in Texas; as well as the Jacksonville, Ocala, Leesburg, Gainesville, Lake City, Orlando, and Tampa, Florida; and Shreveport, Louisiana; Chattanooga, Tennessee; Springfield and Joplin, Missouri; Burlington, North Carolina and Frontenac, Kansas plants. It leases the real estate at Clute, Edinburg, and Laredo,Texas; Ocala, Port Sutton (Tampa) and Casselberry, Florida; East Ridge, Tennessee. The smaller of two locations at Beaumont and Victoria, Texas, and Shreveport, Louisiana, are leased. The Fort Worth, Corpus Christi, and smaller Houston, Texas, Miami, Oklahoma and Independence, Kansas, recycling plants are partially owned and partially leased. Most small feeder yard locations are leased.

         The corporate headquarters, all domestic marketing and trading offices and all foreign offices occupy leased premises.

         The leases on the leased properties described above will expire on various dates within the next ten years. Several of the leases have renewal options and the Company has had little difficulty in renewing such leases as they expire. The minimum annual rental obligation of the Company for real estate operating leases in effect at August 31, 1998, to be paid during fiscal 1999 is approximately $4,272,000. The Company also leases a portion of the equipment used in its plants. The minimum annual rental obligation of the Company for equipment operating leases in effect at August 31, 1998, to be paid during fiscal 1999, is approximately $4,684,000.


ITEM 3.   LEGAL PROCEEDINGS

         As of August 31, 1998, the Company or its affiliates has received notices from the United States Environmental Protection Agency (EPA) or state agency with similar responsibility that the Company and numerous other parties are considered potentially responsible parties (a PRP) and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at approximately thirteen locations. The Company is contesting or intends to contest its designation as a PRP with regard to several sites, while at other sites the Company is participating with other named PRPs in agreements or negotiations expected to result in agreements to remediate the sites. The locations, none of which involve real estate ever owned or on which operations were conducted by the Company, are commonly referred to by the EPA or state agency as the Peak Oil Site (Tampa, FL), the Metcoa Site (Pulaski, PA), the NL Industries/Taracorp Site (Granite City, IL), the Sapp Battery Site (Cottondale, Florida), the Interstate Lead Company ("ILCO") Site (Leeds, Alabama), the Poly-Cycle Industries Site (Techula, Texas), the Taylor Road Site (Tampa, Florida), the Jensen Drive Site (Houston, TX), the Houston Lead Site (Houston, TX), the SoGreen/Parramore Site (Tifton, GA), the Stoller Site (Jericho, SC), the RSR Corporation Site (Dallas, TX), the Sandoval Zinc Company Site (Marion County, IL) and the Ross Metals Site (Rossville, TN). The Company has periodically received information requests with regard to other sites which are apparently under consideration by the EPA as existing or potential CERCLA clean-up sites. It is not known if any demand will ultimately be made against the Company as a result of those inquiries.

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

         CMC Oil Company (CMC Oil), a wholly-owned subsidiary which has been inactive since 1985, is subject to a final judgment resulting from an order entered in 1993 by the Federal Energy Regulatory Commission (the "FERC Order"). Judgment upholding the FERC Order was entered by Federal District Court in November, 1994 and affirmed by the Court of Appeals in November, 1995. The FERC Order found CMC Oil liable for overcharges constituting violations of crude oil reseller regulations from December, 1977 to January, 1979, in joint venture transactions with RFB Petroleum, Inc. The overcharges total approximately $1,330,000 plus interest from the transaction dates calculated under the Department of Energy's interest rate policy to the date of the District Court judgment with interest thereafter at 6.48% per annum. Although CMC Oil accrued a liability on its books during 1995 it does not have sufficient assets to satisfy the judgment. No claim has ever been asserted against Commercial Metals Company arising out of the CMC Oil litigation. Commercial Metals Company will vigorously contest liability should any such claim be asserted.

         In August, 1998, the Company and former stockholders of Owen Steel Company, Inc. ("Owen Steel") and affiliates settled litigation with regard to the Company's claims against a portion of the purchase price held in escrow following the Company's November, 1994, acquisition of Owen Steel. The Company received approximately $3,000,000 of the $5,000,000 escrow balance with the former Owen Steel stockholders receiving the remainder. Dorothy G. Owen, a director of the Company and former stockholder of Owen Steel was one of four designated representatives of former Owen Steel stockholders and received a portion of the escrowed funds equivalent to her pro rata ownership interest of Owen Steel. The settlement terminates all disputes related to the acquisition.

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



         1998                                        Price Range
         Fiscal                                    of Common Stock               Cash
         Quarter                                   ---------------             Dividends
                                                High             Low
         -------------------------------------------------------------------------------


         1ST                                  $33 9/16         $30 1/16         13(cent)
         2ND                                   33 13/16         29 3/8          13(cent)
         3RD                                   36               30 1/2          13(cent)
         4TH                                   32 11/16         24 1/8          13(cent)





         1997                                        Price Range
         Fiscal                                    of Common Stock               Cash
         Quarter                                   ---------------             Dividends
                                                 High            Low
         -------------------------------------------------------------------------------


         1ST                                    $33 1/2         $29 5/8         13(cent)
         2ND                                     30              28             13(cent)
         3RD                                     30 3/8          27 1/8         13(cent)
         4TH                                     32 1/2          28 3/4         13(cent)



         Since August 3, 1982, the Company's common stock has been listed and traded on the New York Stock Exchange. Prior to that date and since 1959 the Company's common stock was traded on the American Stock Exchange. The number of shareholders of record of the registrant's common stock at November 17, 1998, was approximately 2,634.

ITEM 6.           SELECTED FINANCIAL DATA

         The table below sets forth a summary of selected consolidated financial information of the Company for the periods indicated:


                                                  FOR THE YEARS ENDED AUGUST 31,

                                   1998          1997           1996         1995        1994
                                   ----          ----           ----         ----        ----

                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Net Sales                       2,367,569      2,258,388      2,322,363    2,116,779     1,666,234


Net Earnings                       42,714         38,605         46,024       38,208        26,170


Net Income Per                       2.82           2.54           3.01         2.51          1.75
      Diluted Share


Total Assets                    1,002,617        839,061        766,756      748,103       604,877


Stockholders' Equity              381,389        354,872        335,133      303,164       242,773


Long-term Debt                    173,789        185,211        146,506      158,004        72,061


Cash Dividend Per Share               .52            .52            .48          .48           .46

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Results
(in millions except share data)      Year ended August 31,
------------------------------------------------------------------
                                   1998         1997        1996
                                 ---------------------------------
Net sales                        $2,368       $2,258      $2,322
Net earnings                       42.7         38.6        46.0
Cash flow                          93.5         83.2        89.9
International sales                 752          739         892
   As % of total                     32%          33%         39%
LIFO effect on net earnings         5.0          (.2)        2.9
   Per share                        .33         (.01)        .19
LIFO reserve                       22.5         30.1        29.8
   % of inventory on LIFO            72%          72%         79%

SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS YEAR:

/ Second-best net earnings year ever; fourth quarter
  was the highest quarterly earnings in history.
/ Manufacturing segment achieved record profits,
  sales, and shipments.
/ Recycling segment's record four-year period of operating profits came to an abrupt end.
/ Marketing and Trading performed remarkably in spite of demise of Far East markets.

Segments

Net sales and operating profit by business segment are shown in the following table:

(in millions)                         Year ended August 31,
--------------------------------------------------------------
                                 1998        1997        1996
                               -------------------------------
Net sales:
   Manufacturing               $1,234       $1,083      $1,018
   Recycling                      415          485         464
   Marketing and Trading          788          758         890

Operating profit:
   Manufacturing                 74.8         54.8        61.8
   Recycling                     (1.4)         7.6        12.1
   Marketing and Trading         20.6         17.6        17.7


MANUFACTURING

The Manufacturing segment includes the CMC Steel Group and Howell Metal Company.

   With revenues up 14% and operating profit increasing 36%, the segment set all-time records for the year. The Steel Group led the way ending the fourth quarter with all-time record quarterly sales and record fourth quarter shipments. The Copper Tube Division's annual operating profit was down slightly from last year.

                                                 August 31,
                                           ----------------------
                                              1998        1997
                                           ----------------------
Average mill selling price                  $  322      $  314
Average fab selling price                      660         650
Average scrap purchase price                   113         114


Selling prices were lower at the beginning of the year but recovered, and combined with record shipments produced a 42% increase in annual operating profit for the Steel Group. Mill tonnage shipped at 2,008,000 was 4% ahead of last year.

   The four mills showed a 22% increase in operating profit led by SMI-Alabama and SMI-Arkansas, each with increases in excess of 24%; particularly notable is the turnaround in profitability of SMI-South Carolina which was profitable all fiscal year. Its results were all the more noteworthy as they were attained in the midst of construction of a new rolling mill. SMI-Texas operating profit was 7% ahead of the prior year, a strong performance as last year's results included a $1.7 million nonrecurring insurance recovery. By year end the Company's newest and largest shredder was in successful operation at SMI-Texas.

   Operating profit in the Company's steel fabrication businesses more than doubled with record results in virtually all product areas. Fabricated shipments of 839,000 tons were well ahead of the previous year of 690,000 tons. SMI Owen Steel, the large structural fabrication facility in Columbia, South Carolina, had operating profit $4.4 million ahead of the prior year. A similar gain was accomplished by the combined joist plants. As of August 31, 1998, the Company ceased operations at its railcar rebuilding facility in Tulsa, Oklahoma. Substantially all employees were released and accruals raised for liabilities including severance, warranties, and facility costs.

   Steel Group computer migration project expense totaled $8.6 million compared with $6 million last year. Final pension settlement cost of $3.3 million was incurred as the Company's only major defined benefit plan was terminated.

   The Company had a record $120 million in capital spending for fiscal 1998, primarily at the steel mills. Construction of the new rolling mill and ancillary equipment at SMI-South Carolina will ultimately double capacity, reduce costs, and broaden the product line. The finishing upgrade at SMI-Alabama (replacement of the mill cooling bed, straighteners and stackers) will improve quality, enhance efficiency and also broaden the product line. Start up of both projects is scheduled to begin during the first calendar quarter of 1999.

   Attractive interest rates continue to strengthen residential construction markets, maintaining demand for plumbing tube. Margins were weak in the early months of the year, but improved to moderate proportions by the fourth quarter. Copper tube shipments increased 11% over the prior year to 51 million pounds. Annual production was 4% ahead of last year's rate.

RECYCLING

The Asian economic crisis brought the Recycling segment's four-year period of record operating profits to an abrupt end. Scrap normally exported by competitors was diverted for domestic consumption. Selling prices were decimated, falling to their lowest levels in many years. Margins eroded while total processing costs increased due to acquisitions;

however, the new capacity failed to bring in sufficient margin increases. All of these factors resulted in a moderate operating loss - the first in six years in this cyclical industry.

   The fourth quarter saw ferrous scrap markets in full retreat with scrap sales especially difficult. Nonferrous markets had weakened earlier and remained soft. For the year the average copper and brass scrap price dropped 22%, aluminum fell 6%, and steel scrap was unchanged; at year end this left prices 20% below the previous year. Ferrous scrap shipped increased 11% to 1.28 million tons; however, nonferrous shipments declined 11% to 188,000 tons, due to a drop in copper and brass shipments. Total volume of scrap processed, including the Steel Group processing plants, reached 1,948,000 tons.

   During the year the Company made several small acquisitions within existing geographic areas, none of which were significant to the overall operations of the Company. In the fourth quarter a new shredder in Jacksonville, Florida and a new shear in Odessa, Texas came online. The Division restructured its management into five autonomous profit centers, which should provide better coordination of processing equipment, personnel, marketing strength, sourcing and management.

MARKETING AND TRADING

Revenues for the Marketing and Trading segment increased 4%, and operating income rose 17% over the prior year. This was a remarkable performance given the demise of traditional Far East markets and a higher LIFO credit in the previous year. Most of the Asian markets did a complete reversal and induced a shift in trade flows. Purchases from new sources in the Far East increased significantly while sales were sharply reduced. Shipments into North America were brisk for most product lines and business in Europe increased.

   Operating profits from steel marketing and distribution increased; however, profitability in steel trading decreased because of reduced volume and margins. Nonferrous metal product tonnage increased particularly in semi-finished aluminum products. Activity for ores, minerals and industrial materials continued solid; meanwhile, new marketing channels were added.

Near-Term Outlook

Despite the global weakness and import surge of low-priced steel into the U.S.A., the Company's domestic steel markets are relatively firm and manufacturing margins should remain at a good level. It is likely that in the long products that the Company produces the market can better absorb the quantities that will be imported and the effect on prices will be more limited while raw material costs decline further. The outlook for steel fabrication also is favorable. Demand for copper tube is good, but the supply is adequate. Activity in the Company's important end-use construction markets in the U.S., including private nonresidential, public, and residential, is robust, although it has diminished from the frenzied pace earlier in the year. Manufacturing sector and distributor demand are somewhat softer as service centers continue to reduce inventories.

   Ferrous scrap prices have continued to fall and nonferrous prices remain very weak; consequently, the first part of fiscal 1999 will be very difficult for the Recycling segment. Nevertheless, some improvement in Recycling profits should be expected in the second half of the year with some restoration of margins beginning in the second quarter.

   Marketing and Trading anticipates reasonably good sales in North America, Western Europe, and Australia. The sharply lower global demand and prices for steel and nonferrous metals will persist, and it appears that any recovery in Asia will be slow; however, the Company plans to continue to capitalize on new marketing opportunities as a result of the dislocations throughout the world.

   Profitability in fiscal 1999 will be affected by the major project start ups in the Steel Group, higher depreciation, and increased interest expense. Conversely, some recoveries from the graphite electrode anti-trust litigation settlements are anticipated. Computer migration costs will be lower, and the Company's only major pension plan was terminated.

   This year the $217 billion six-year transportation bill, known as The Transportation Equity Act for the 21st Century, was enacted. This legislation will help restore the nation's infrastructure and will substantially increase highway spending. Additionally, it includes especially large increases for the states of Texas and South Carolina. The Company should benefit considerably from this program.

Long-Term Outlook

Near term the Asian crisis has altered the nature of U.S. economic growth away from capital investment, manufacturing and exports toward personal consumption, housing, and services. Commodity-based industries have been impacted significantly in the short run.

   The Company's long-term prospects remain encouraging. Some of the reasons for optimism include: first-class capable people are spread throughout the Company; expected continued high growth rates in the Sunbelt; capital projects that will contribute significant incremental profits; major computer migration costs will be completed by the end of fiscal 1999; high-cost producers will be compelled to reduce output on account of the prevailing low prices; a number of planned capacity increases around the world in steel and metal production will be canceled or delayed; European economies appear set to grow more strongly while Asia will recover and contribute to higher consumption; there is likely to be a concerted effort by the industrialized countries to tackle the global economic and financial problems and to combat deflation; the new transportation act will boost demand for steel long products in the U.S.

   The sections regarding near- and long-term outlook contain forward-looking statements regarding the outlook for the Company's financial results including estimated expenses, shipments, pricing, demand and general market conditions. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, unanticipated start-up expenses and delays, metals pricing, over which the Company exerts little influence, new capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing, global factors including credit availability, currency fluctuations, timing of litigation settlements and decisions by governments impacting the level and pace of overall economic activity.


1997 Compared to 1996

SEGMENTS

MANUFACTURING

The Steel Group achieved record sales and tons melted, rolled and shipped; however, operating profits were held back by computer migration costs, termination of a defined benefit plan, and the start-up costs of a new joist facility.

   Shipments by the four minimills increased 11% to 1.93 million tons while fabricated shipments increased 6% to 690 thousand tons. A decrease of $4 per ton to $321 for average mill prices combined with slightly higher fabrication prices of $656 per ton resulted in a 7% increase in revenues to over $1 billion.

   Steel Group revenues were $1.0 billion compared with $949 million in the prior year. Operating profit for the Steel Group was $48.6 million or 15% lower. Computer migration costs totalled $6 million, and pension expense included a $541,000 curtailment loss for termination of the Company's last defined benefit plan. The Company's fourth joist plant, which opened in Nevada in June 1997, had start-up costs of $2.8 million, all of which were expensed as incurred.

   SMI-Texas set new records for shipments and production, and SMI Alabama had record profits. Most notable was SMI South Carolina's turnaround from a very weak performance last year to break even this year. Steel fabrication profits were only half of last year's strong results due to delays on larger structural jobs, generally lower margins, and the joist plant start up.

   In January 1997 the Company acquired the assets of a heat treating plant in Pennsylvania. The purchase price was not significant to the Company. The operation has been profitable since the acquisition.

   The Copper Tube Division operating profit was up 40% from last year based on 6% higher shipments and increased productivity. Late in the year, margins came under pressure due to imports from Mexico and reduced housing starts.

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

The consolidation within the scrap industry accelerated during the past year with major acquisitions pursued at what the Company believes are overvaluations. The Company made an acquisition in 1997 of a complementary processing facility in Midland/Odessa, Texas, which was not significant to its overall operations. The synergism of the combined operations fueled a turnaround in profitability for the location.

MARKETING AND TRADING

Operating income for the Marketing and Trading segment was consistent with last year although revenues were down 15%. For the year, the segment had pretax LIFO income of $2,006,000 compared to an expense of $324,000 last year.

   Steel trading margins were pressured by intensely competitive global markets, diminished buying by China and continuing exports from the CIS. The Southeast Asian markets, wracked in the latter stages of the year with severe financial downturns, were particularly weak. The steel and nonferrous marketing and distribution businesses achieved good results with just-in-time delivery and other warehousing programs, especially in Australia. Similar programs in the United Kingdom reversed the poor results of the prior year. Trading operations located in the U.S., which import substantial quantities into North America, had excellent results. Semi-fabricated metals and minerals and chemicals had equivalent results to the prior year. New steel products surpassed last year.

   In the second half of the year, a steel supply contract was consummated with Essar Steel in India, and CMC Trading AG will market over $100 million of steel products for Essar during the next three years. At year end, a similar but smaller arrangement was concluded with a mill in China for performance over the next year. The Tokyo office was converted to an exclusive representative agency arrangement, and a small office was opened in Germany to facilitate steel imports.

Liquidity and Capital Resources

Cash flow from operations (before changes in operating assets and liabilities) for fiscal 1998 was the highest in the Company's history. Strong Company earnings and record depreciation expense generated the cash flow.

   Cash flow from operating activities was used to fund increases in accounts receivable in the Manufacturing segment (particularly fabrication operations) and Marketing and Trading. The Recycling segment had a significant decrease in accounts receivable. Inventories increased in all segments. Other assets increased due to almost $22 million in advances to suppliers for inventory commitments. Accounts payable increased due to normal seasonal commercial activity in the Manufacturing segment.

   Due to expanded operations, strong sales activity in the fourth quarter, and a record capital expenditure program, short-term borrowings increased $101 million over the prior year.

   Net working capital was $247 million as of August 31, 1998, compared to $307 million last year. The current ratio was lower at 1.6.

   The Company's sources of short-term funds include a commercial paper program of $40 million. The Company's commercial paper is rated in the second highest category by both Standard & Poor's Corporation (A-2) and Fitch IBCA, Inc. (F-2). Formal bank credit lines equal to 100% of the amount of all commercial paper outstanding are maintained.

   The Company's $150 million long-term notes issued in July 1997 ($50 million) and July 1995 ($100 million) are rated investment grade by Standard & Poor's Corporation and Fitch IBCA, Inc. (BBB+) and by Moody's Investors Service (Baa1).

   The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at banker's acceptance rates or on a cost of funds basis.

   At August 31, 1998, the Company had filed a shelf registration of $200 million of long- and medium-term notes, of which $100 million is expected to be drawn in fiscal 1999.

   Management believes it has adequate capital resources available from internally generated funds and from short-term and long-term capital markets to meet anticipated working capital needs, planned capital expenditures, dividend payments to shareholders, stock repurchases and to take advantage of new opportunities requiring capital.

   Capital investments in property, plant and equipment were a record $120 million in 1998 compared to $71 million the prior year. Capital spending for fiscal 1999 is projected to be the largest plan in Company history at $150 million. The most important projects to be completed are the rolling mill at SMI-South Carolina and the finishing upgrade at SMI-Alabama. These expenditures are expected to be funded from internally generated funds and existing credit facilities.

   Total capitalization was $577 million at the end of fiscal 1998. The ratio of long-term debt to capitalization was 30%, down from 33% last year. Stockholders' equity was $381 million or $26.18 per share. During the fiscal year, the Company repurchased 496,000 shares of Company stock at an average cost of $29.70 per share. The Company has authorized an additional 585,081 for repurchase. On August 31, 1998, 1,562,972 treasury shares were held by the Company. There were 14,569,611 million shares outstanding at year end.

Contingencies

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

   The Company's origin and one of its core businesses for over three quarters of a century has been metals recycling. In the present era of conservation of natural resources and ecological concerns, the Company has a continuing commitment to sound ecological and business conduct. Certain governmental regulations regarding environmental concerns, however well intentioned, are presently at odds with goals of greater recycling and expose the Company and the industry to potentially significant risks. Such exposures are causing the industry to shrink, leaving fewer but more well-financed operators as survivors to face the challenge.

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

   In fiscal 1998, the Company incurred environmental expense of $10.9 million. This included the cost to staff environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessment, and remediation, consultant fees, baghouse dust removal and various other expenses. The Company estimates that approximately $1.4 million of its capital expenditures for fiscal 1998 related to costs directly associated with environmental compliance. The nature and timing of these environmental costs is such that it is not practical for the Company to estimate their magnitude in future periods. At August 31, 1998, $5.7 million remained in accrued expenses for environmental liabilities.

   The November 22, 1994 Final Order of the United States District Court for the Southern District of Texas against CMC Oil Company, a subsidiary of the Company, is a final, non-appealable order. This liability has been accrued in the financial statements of CMC Oil Company. CMC Oil does not have sufficient assets to satisfy the judgment. No claim has been asserted against Commercial Metals Company in connection with this litigation. Commercial Metals Company will vigorously contest liability should any such claim be asserted.

   During 1998, the Company and former stockholders of Owen Steel Company, Inc. and affiliates settled litigation with regard to the Company's claims against a portion of the purchase price held in escrow since the November 1994 acquisition. The Company received approximately $3 million of the approximately $5 million escrow balance. The proceeds were substantially offset against claim payments paid and deferred pending settlement.

Dividends

Quarterly cash dividends have been paid in each of the past 34 consecutive years. The annual dividend in 1998 was 52 cents a share paid at the rate of 13 cents each quarter.

Year 2000

The Company's three operating segments, Manufacturing, Recycling, and Marketing and Trading (combined with Corporate), have undertaken management information system initiatives that address a broad spectrum of functionalities including the Year 2000 issue, the ability of computer software to correctly interpret dates at the turn of the century. The following is a discussion by segment of the status of each of these initiatives.

MANUFACTURING

Since fiscal year 1995, the Steel Group has been in preparation and implementation of a Year 2000 compliant enterprise resource planning system. This system will cover all traditional financial systems and, in addition, cover sales, raw material usage, transportation management, purchasing, maintenance and other functional areas. Each of the four mills in the Steel Group, SMI-Texas, SMI-Alabama, SMI-South Carolina, and SMI-Arkansas, have Year 2000 task teams that meet periodically. Non-mill operations have less formalized structures as the effect is significantly reduced. Each of these teams is charged with identifying, analyzing, implementing, and validating a plan that will address the impact of the Year 2000 on the following areas:

   1. State of readiness of key suppliers and vendors.

   2. Conversion or changes necessary to any programs developed by the internal information systems.

   3. Verifying and validating the embedded electronic control systems in equipment.

An infrastructure migration completed in July 1998 upgraded all personal computer hardware and software to common compliant platforms. Major modules of the enterprise system, e.g., general ledger, have been successfully rolled out at every location. Remaining modules are being phased in so that the complete system will be functioning by August 1999.

   There are other niche software programs in use at various rebar and structural fabrication operations, scrap yards, and concrete related products locations. Some software vendors have already issued written letters of compliance; the rest will be sought before the end of calendar 1998. Systems in place at the Steel Group scrap yards, a relatively small portion of the Steel Group, will need to be upgraded to a current release.

RECYCLING

The Recycling segment is completing a multi-year transition of its systems for Year 2000 compliance. The segment is evaluating, determining alternatives, implementing solutions, and testing the applications in each of the following categories:

   1. Mainframe computer hardware - All current computers have been certified by the manufacturer as compliant. Outside of Year 2000 issues, some older machines are being retired and replaced by certified compliant hardware.

   2. Workstation hardware - Personal computer testing software has been acquired and based on random sampling, perhaps 50% of the installed base of 200 PC's will require chip replacements; of those, 20% may be more cost effective to replace. All PC's should be compliant by April 1999.

   3. Business application software - Core applications developed in-house have had conversion processes completed and are fully compliant. Outside package software (general ledger, payroll, and fixed assets), is being upgraded with completion expected by March 1999.

   4. Systems software - The mainframe replacements discussed in point 1 above will bring all operating systems up to a certified compliant version. It is believed that all PC's have had Year 2000 patches installed; however, this will be confirmed by the audit discussed in point 2.

   5. User level software and applications - Standard spreadsheet and word processing software has been upgraded to current versions. There may remain pockets of applications that will be discovered during the audit process, which will be addressed as uncovered.

   6. Communication equipment and software - The segment-wide communications equipment will be compliant by December 1998. Individual branches will then need to assess local phone and messaging systems.

   7. Non-computer automated systems - Although considered a minor risk, processing equipment, security systems, and other equipment will be evaluated on a branch-by- branch basis.

MARKETING AND TRADING, INCLUDING CORPORATE

The Marketing and Trading segment, combined with the Corporate functions, represent the most geographically dispersed operations of the Company. Several systems were in place to address both financial applications and marketing information needs. Compliance evaluations begun two years ago indicated that generally the international divisions were compliant but reaching capacity constraints and that the domestic operations had sufficient size but were not compliant. Therefore, a joint program was developed to address both the functional marketing requirements and the financial systems with the goal to have the entire segment on a common platform with Corporate.

   Separate teams have been established for completing the upgrade process for both marketing and financials. To date, the committees have evaluated and purchased software. Training is in process concurrently with implementation. Both systems are expected to be rolled out, tested, and online by May 1999. A common PC hardware and software platform has been established. All locations are in substantial compliance with these requirements; however, there may be some remaining individual PC's requiring upgrade.

SUMMARY

The area of greatest risk is the readiness of the Company's suppliers and vendors. A letter requesting notice of their plans will be circulated in November 1998 requesting a response before year end. Regardless of the response, there will be a factor of the unknown until January 1, 2000.

   The Company has implemented the program described above with the use of internal personnel and outside consultants. Resources are considered available and adequate to meet the Company's goals. If necessary, contingency plans will be developed by the end of March 1999 to address any anticipated shortfall.

   The Steel Group's migration project has a remaining estimated expense of $6 million, all to be incurred in fiscal 1999. The Recycling segment should have minimal costs (less than $100,000) to meet its plans. The Marketing and Trading plus Corporate project has an estimated budget of $4 million, which will be capitalized and amortized over five years.

   The section titled "Year 2000" contains forward-looking statements regarding the Company's expectations regarding addressing the Year 2000 computer problem. These plans among other factors include the timing of implementation phases, reallocation of in-house resources, use of outside personnel, third-party hardware and software, and reliance on representations of third parties. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and could be materially different from management's current opinion. Developments that could impact the Company's expectations include the availability of Company personnel, malfunctions of third-party software and hardware, over which the Company has no control, availability of outside consultants, and the inability to fully assess the readiness of key vendors and suppliers.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


Market Risk

APPROACH TO MINIMIZING MARKET RISK

   The Company's product lines and its worldwide operations expose it to risks associated with fluctuations, sometimes volatile, in exchange and interest rates and commodity prices. It employs various strategies to mitigate the effects of this volatility. None of the instruments used are entered into for trading purposes or speculation; all are effected as hedges of underlying physical transactions. The accompanying information mandated by the Securities and Exchange Commission should be read in conjunction with footnotes 1 and 4 to the annual financial statements with particular attention to the limitations on its usefulness.

Foreign Exchange

The Company enters into foreign exchange contracts as hedges of trade receivables and payables denominated in currencies other than the functional currency. Effects of changes in currency rates are therefore minimized. No single currency poses a primary risk to the Company; fluctuations that cause temporary disruptions in one market segment tend to open opportunities in other segments. As a matter of Company policy, foreign exchange contracts are used to hedge only firm commitments, not anticipated transactions. Certain information in the accompanying chart assumes that the foreign exchange contracts were settled at August 31, 1998; this would defeat their purpose as hedges on transactions that will not occur for some period after year end. Due to customary weight and quality settlements on physical transactions, small gains and losses do occur upon close of the foreign exchange contracts.

Interest Rates

Substantially all of the Company's short- and long-term debt is denominated in United States dollars. The Company's financial results as affected by interest rates are most vulnerable to swings in short-term commercial borrowing rates. At August 31, 1998, approximately $7 million Australian dollars notional amount of debt was covered by an interest rate swap. The swap is variable to fixed, terminating June 2, 2003, intending to match physical asset lives with debt provisions in one foreign subsidiary. The variable rate at year end was 5.6% and the fixed rate 5.5%. At August 31, 1998, it had a fair value of $112,000.

Commodity Prices

Pricing of certain firm sales and purchase commitments is fixed to forward metal commodity exchange quotes. The Company enters into metal commodity contracts for copper, aluminum, and zinc as hedges of gross margins on these commitments. Of these, copper is the most predominant. The hedges are closed when the underlying sales and purchase commitments are priced, and gain or loss is recognized when the sale or purchase is recorded. In general the Company is most affected in periods of declining commodity prices as spreads narrow and sources withhold recycled metals from the market. The settlement values expressed in the accompanying chart as of August 31, 1998, should be read with caution as the offsetting physical transactions for which the commodity futures are effective as hedges are not quantified. Physical transaction quantities will not match exactly with standard commodity lot sizes, leading to small gains and losses at settlement.

   The following table provides certain information regarding the financial instruments discussed above.

FOREIGN CURRENCY EXCHANGE CONTRACT COMMITMENTS AS OF AUGUST 31, 1998

                                          Range of           U.S. $
      Amount       Currency             Hedge Rates        Equivalent
-------------     ----------------     -------------     -------------
   27,886,000     German mark          1.829 - 1.757     $  15,634,000
      681,000     ECU                          1.086           739,000
1,276,953,000     Italian lira               1749.25           730,000
    5,950,000     Swiss franc          1.516 - 1.441         4,093,000
      300,000     Singapore dollar             1.642           168,000
    9,485,000     British pound         .620 -  .602        15,520,000
   34,966,539     Australian dollar    .6696 - .5662        21,399,000
    3,642,000     Swedish krona        8.230 - 8.026           446,000
-------------     ----------------     -------------     -------------
                                                            58,729,000
Revaluation as of August 31, 1998, at quoted market         57,398,000
                                                         -------------
Settlement gain (loss)                                   $   1,331,000

/  All foreign currency exchange contracts mature within one year.
/ Foreign currency exchange contracts effective as hedges have no book carrying value until maturity; they are considered reductions in otherwise available bank credit lines.

METAL COMMODITY CONTRACT COMMITMENTS AS OF AUGUST 31, 1998

                                                                                               Range of      Total Contract
                                            Long/     # of     Standard          Total         Hedge Rates      Value at
Terminal Exchange              Metal        Short     Lots     Lot Size          Weight          Per MT         Inception
--------------------         --------       -----      ---    -----------     -----------    --------------  --------------
London Metal
Exchange (LME)                 Copper        Long       62         25 MT         1550 MT     $   1617-2180    $  2,676,000
                                 Zinc        Long       23         25 MT          575 MT         1069-1320         641,000
                             Aluminum        Long        7         25 MT          175 MT         1349-1375         238,000
                             Aluminum       Short       24         25 MT          600 MT        (1360-1345)       (813,000)

New York Mercantile                                                                             Per 100/wt.
Exchange                       Copper        Long      221    25,000 lbs.     5.5 MM lbs.       88.25-72.15      4,526,000
Commodities Division
(Comex)                        Copper       Short      165    25,000 lbs.     4.1 MM lbs.      (80.80-71.10)    (3,081,000)
--------------------         --------       -----      ---    -----------     -----------    --------------   ------------
                                                                                                                 4,187,000
Revaluation as of August 31, 1998, at quoted market                                                              3,577,000
                                                                                                              ------------
Settlement gain (loss)                                                                                        $   (610,000)

/  Thirty-four lots mature after one year
/  MT = Metric Tons
/ Metal commodity contracts effective as hedges have no book carrying value until maturity; a two million dollar letter of credit stands as margin requirement for Comex transactions.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share data)                                      Year ended August 31,
---------------------------------                           ----------------------------------------
                                                              1998           1997            1996
                                                            ----------------------------------------
Net sales                                                   $2,367,569     $2,258,388     $2,322,363

Costs and expenses:
   Cost of goods sold                                        2,083,036      2,004,155      2,068,534
   Selling, general and administrative expenses                178,961        164,173        151,171
   Interest expense                                             18,055         14,637         15,822
   Employees' pension and profit sharing plans (Note 7)         19,448         14,468         13,915
                                                            ----------     ----------     ----------
                                                             2,299,500      2,197,433      2,249,442
                                                            ----------     ----------     ----------
Earnings before income taxes                                    68,069         60,955         72,921

Income taxes                                                    25,355         22,350         26,897
                                                            ----------     ----------     ----------
Net earnings                                                $   42,714     $   38,605     $   46,024
                                                            ==========     ==========     ==========
Net earnings per share basic                                $     2.88     $     2.59     $     3.06
                                                            ==========     ==========     ==========
Net earnings per share diluted                              $     2.82     $     2.54     $     3.01
                                                            ==========     ==========     ==========

See notes to consolidated financial statements

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                                August 31,
---------------------------------                                                      ----------------------------
                                                                                            1998             1997
                                                                                       -----------      -----------
Assets
Current assets:
   Cash                                                                                $    30,985      $    32,998
   Accounts receivable (less allowance for collection losses of $8,120 and $6,116)         318,655          289,735
   Inventories                                                                             257,231          220,644
   Other                                                                                    66,629           41,899
                                                                                       -----------      -----------
      Total current assets                                                                 673,500          585,276

Other assets                                                                                10,655            6,524

Property, plant and equipment:
   Land                                                                                     24,967           17,844
   Buildings                                                                                67,505           55,700
   Equipment                                                                               499,899          447,553
   Leasehold improvements                                                                   26,084           19,666
   Construction in process                                                                  61,946           29,841
                                                                                       -----------      -----------
                                                                                           680,401          570,604

   Less accumulated depreciation and amortization                                         (361,939)        (323,343)
                                                                                       -----------      -----------
                                                                                           318,462          247,261
                                                                                       -----------      -----------
                                                                                       $ 1,002,617      $   839,061
                                                                                       ===========      ===========

                                                                                                August 31,
                                                                                      ----------------------------
                                                                                           1998           1997
                                                                                      -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Commercial paper                                                                   $    40,000      $      --
   Notes payable                                                                           60,809             --
   Accounts payable                                                                       156,389          136,988
   Other payables and accrued expenses                                                    150,512          129,036
   Income taxes payable                                                                     6,870              618
   Current maturities of long-term debt                                                    11,483           11,502
                                                                                      -----------      -----------

      Total current liabilities                                                           426,063          278,144

Deferred income taxes                                                                      21,376           20,834

Long-term debt                                                                            173,789          185,211

Commitments and contingencies

Stockholders' equity:
   Capital stock:
      Preferred stock                                                                          --               --
      Common stock, par value $5.00 per share: authorized 40,000,000 shares;
           issued 16,132,583 shares; outstanding 14,569,611 and 14,760,930 shares          80,663           80,663
   Additional paid-in capital                                                              14,285           13,627
   Cumulative translation adjustment                                                       (1,596)            --
   Retained earnings                                                                      328,597          293,600
                                                                                      -----------      -----------
                                                                                          421,949          387,890

   Less treasury stock 1,562,972 and 1,371,653 shares at cost                             (40,560)         (33,018)
                                                                                      -----------      -----------
                                                                                          381,389          354,872
                                                                                      -----------      -----------
                                                                                      $ 1,002,617      $   839,061
                                                                                      ===========      ===========

See notes to consolidated financial statements

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                                   August 31,
--------------                                                    ---------------------------------------
                                                                     1998           1997           1996
                                                                  ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                                   $  42,714      $  38,605      $  46,024
      Adjustments to earnings not requiring cash:
         Depreciation and amortization                               47,460         43,720         41,599
         Provision for losses on receivables                          2,898          1,433          2,535
         Deferred income taxes                                          542           (210)            (6)
         Other                                                         (164)          (353)          (258)
                                                                  ---------      ---------      ---------
   Cash Flows from Operations Before Changes in
      Current Assets and Liabilities                                 93,450         83,195         89,894

   Changes in Current Assets and Liabilities:
        Decrease (increase) in accounts receivable                  (33,104)         3,443        (29,063)
        Decrease (increase) in inventories                          (36,587)       (34,443)        21,913
        Decrease (increase) in other assets                         (30,457)        (9,449)         1,601
        Increase (decrease) in accounts payable,
          accrued expenses, and income taxes                         47,129         14,063          2,253
                                                                  ---------      ---------      ---------
Net Cash Flows from Operating Activities                             40,431         56,809         86,598

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                      (119,915)       (70,955)       (50,781)
   Sales of property, plant and equipment                             1,418          3,037          1,805
                                                                  ---------      ---------      ---------
Net Cash Used by Investing Activities                              (118,497)       (67,918)       (48,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Commercial paper - net change                                     40,000             --             --
   Notes payable - net change                                        60,809             --             --
   Financial services notes payable                                      --             --         (5,189)
   New long-term debt                                                    --         50,000             --
   Payments on long-term debt                                       (11,441)       (11,287)       (14,112)
   Stock issued under stock option, purchase, and bonus plans         8,239          5,989          5,225
   Tax benefits related to stock option plan                            895            649            407
   Treasury stock acquired                                          (14,732)       (17,727)       (13,465)
   Dividends paid                                                    (7,717)        (7,777)        (7,246)
                                                                  ---------      ---------      ---------
Net Cash Provided (Used) by Financing Activities                     76,053         19,847        (34,380)

Increase (Decrease) in Cash and Cash Equivalents                     (2,013)         8,738          3,242

Cash and Cash Equivalents at Beginning of Year                       32,998         24,260         21,018
                                                                  ---------      ---------      ---------
Cash and Cash Equivalents at End of Year                          $  30,985      $  32,998      $  24,260
                                                                  =========      =========      =========

See notes to consolidated financial statements

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Common Stock                                                      Treasury Stock
                                           --------------------     Additional   Cumulative                  ----------------------
                                           Number of                 Paid-In     Translation   Retained      Number of
(in thousands, except share data)           Shares       Amount      Capital     Adjustment    Earnings        Shares      Amount
---------------------------------         ----------   ---------   -----------   -----------  ---------      ----------   ---------
Balance, September 1, 1995                16,132,583   $  80,663   $  11,946                  $ 223,994       (762,991)   $ (13,439)

   Net earnings                                                                                  46,024
   Cash dividends -  $.48 per share                                                              (7,246)
   Treasury stock acquired                                                                                    (557,600)     (13,465)
   Additional treasury stock issued
      for Owen acquisition                                               552                                    37,196          472
   Stock issued under stock option, purchase
      and bonus plans                                                    288                                   246,776        4,937
   Tax benefits related to stock option plan                             407
                                          ----------   ---------   ---------     --------     ---------     ----------    ---------
Balance, August 31, 1996                  16,132,583      80,663      13,193                    262,772     (1,036,619)     (21,495)

   Net earnings                                                                                  38,605
   Cash dividends -  $.52 per share                                                              (7,777)
   Treasury stock acquired                                                                                    (628,993)     (17,727)
   Stock issued under stock option, purchase
      and bonus plans                                                   (215)                                  293,959        6,204
   Tax benefits related to stock option plan                             649
                                          ----------   ---------   ---------     --------     ---------     ----------    ---------
Balance, August 31, 1997                  16,132,583      80,663      13,627                    293,600     (1,371,653)     (33,018)

   Net earnings                                                                                  42,714
   Cash dividends -  $.52 per share                                                              (7,717)
   Treasury stock acquired                                                                                    (496,000)     (14,732)
   Stock received from escrow upon
      settlement of Owen lawsuit                                                                               (47,316)      (1,286)
   Stock issued under stock option, purchase
      and bonus plans                                                   (237)                                  351,997        8,476
   Tax benefits related to stock option plan                             895
   Translation adjustment                                                          (1,596)
                                          ----------   ---------   ---------     --------     ---------     ----------    ---------
Balance, August 31, 1998                  16,132,583   $  80,663   $  14,285     $ (1,596)    $ 328,597     (1,562,972)   $ (40,560)
                                          ==========   =========   =========     ========     =========     ==========    =========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AUGUST 31, 1998

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

START-UP COSTS

Start-up costs associated with the acquisition and expansion of manufacturing and recycling facilities are expensed as incurred.

INCOME TAXES

Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in footnote 5. Benefits from tax credits are reflected currently in earnings.

FOREIGN CURRENCY

The functional currency of the Company's international subsidiaries in Australia, the United Kingdom, and Germany is the local currency. The remaining international subsidiaries' functional currency is the United States dollar. Translation adjustments are reported as a separate component of stockholders' equity.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the classifications used in the current year.

OTHER

The Company will adopt Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, and Standard No. 131, Disclosures About Segments of an Enterprise and Related Information, as of the quarter ending November 30, 1998. It will adopt Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as of the quarter ending November 30, 1999. Standards No. 130 and 131 are disclosure oriented and will not have an impact on reported operations. The Company has not evaluated the impact of Standard No. 133.

2. Inventories

Before reduction of LIFO reserves of $22,450,000 and $30,131,000 at August 31, 1998 and 1997, respectively, inventories valued under the first-in, first-out method approximated replacement cost.

   At August 31, 1998 and 1997, 72% of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consist mainly of material dedicated to international business.

3. Credit Arrangements

Periodically, the Company is active in the commercial paper market with a program that permits borrowings up to $40,000,000. It is the Company's policy to maintain formal bank credit lines equal to 100% of the amount of all commercial paper outstanding.

   The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at banker's acceptance rates or on a cost of funds basis. No compensating balances or commitment fees are required under these credit facilities.

   At August 31, 1998, the Company had filed a shelf registration for $200 million of long- and medium-term notes, of which $100 million is expected to be drawn in fiscal 1999.

   The Company's $100 million investment grade, unsecured notes have a coupon rate of 7.20%, which, after netting the proceeds of an interest rate hedge, results in an effective interest rate of 7.04%.

   On July 30, 1997, the Company sold the remaining $50 million of notes under its $150 million shelf registration. The notes have an effective yield of 6.8%.

   On August 15, 1996, the Company arranged a five-year, $40 million unsecured revolving credit loan facility with a group of four banks. The agreement provides for borrowing in United States dollars indexed to the reference rate or to the offshore dollar interbank market rate. A commitment fee of .1125% per annum is payable on the credit line. No compensating balances are required.

   Long-term debt and amounts due within one year as of August 31, 1998, are as follows:

                            Long-Term      Current
(in thousands)                Debt       Maturities     Total
--------------------        ---------    ----------    --------
7.20% notes due 2005         $100,000     $     --     $100,000
6.80% notes due 2007           50,000           --       50,000
8.49% notes due 2001           21,428        7,143       28,571
8.75% note due 1999             2,141        4,286        6,427
Other                             220           54          274
                             --------     --------     --------
                             $173,789     $ 11,483     $185,272
                             ========     ========     ========

All interest is payable semiannually. The 7.20% notes are due in July 2005; the 6.80% notes in August 2007. The 8.49% notes provide for annual principal repayments beginning on December 1, 1995; all other notes are payable semiannually.

   Certain of the note agreements include various covenants. The most restrictive of these requires maintenance of consolidated net current assets of $75,000,000 and net worth (as defined) of $150,000,000. At August 31, 1998, approximately $205,000,000 of retained earnings was available for cash dividends under these covenants.

   The aggregate amounts of all long-term debt maturities for the five years following August 31, 1998 are (in thousands): 1999 - $11,483; 2000 - $9,332;
2001 - $7,179; 2002 - $7,163; 2003 - $21.

   Interest expense is comprised of the following:

(in thousands)              Year ended August 31,
--------------       ----------------------------------
                        1998        1997          1996
                     --------     --------     --------
Long-term debt        $11,568     $10,894       $11,903
Commercial paper        1,547         731           360
Notes payable           4,940       3,012         3,559
                     --------     --------     --------
                      $18,055     $14,637       $15,822
                     ========     ========     ========

Interest of $2,290,000, $804,000 and $320,000 was capitalized in the cost of property, plant and equipment constructed in 1998, 1997, and 1996, respectively. Interest of $20,691,000, $15,578,000, and $16,467,000 was paid in 1998, 1997, and 1996, respectively.

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

(in thousands)
-----------------------------------------------
Long-Term Debt              1998         1997
--------------            --------     --------
Carrying Amount           $185,272     $196,713
Estimated Fair Value      $186,796     $196,494
                          ========     ========

The notional amount of foreign currency exchange contracts outstanding at year end was $58,730,000. The fair value of these contracts effective as hedges if settled at August 31, 1998 would result in a gain of $1,332,000. The fair value of all outstanding letters of credit is not meaningful.

   In 1998, the Company entered into an interest rate swap (variable to fixed) effective as a hedge for certain debt outstanding of its Australian subsidiary. The instrument's notional amount is seven million Australian dollars and terminates June 2, 2003. The variable rate at year end was 5.6% and the fixed rate 5.5%. At August 31, 1998, it had a fair value of $112,000.

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

   Pricing of certain firm sales and purchase commitments is fixed to forward metal commodity exchange quotes. The Company enters into metal commodity contracts (predominantly copper) as hedges of gross margins on these commitments. The hedges are closed when the underlying sales and purchase commitments are priced, and gain or loss is recognized when the sale or purchase is recorded.

   The Company maintains both corporate and divisional credit departments. Limits are set for customers and countries. Letters of credit issued or confirmed through sound financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required. At August 31, 1998, $6,751,000 of bankers acceptances were included in accounts receivable.

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

5. Income Taxes

The provisions for income taxes include the following:

(in thousands)                    Year ended August 31,
--------------              ----------------------------------
                              1998          1997        1996
                            -------       -------      -------
Current:
   United States            $21,651       $19,986      $22,356
   Foreign                      782           680        1,364
   State and local            2,558         2,065        2,880
                            -------       -------      -------
                             24,991        22,731       26,600

Deferred                        364          (381)         297
                            -------       -------      -------
                            $25,355       $22,350      $26,897
                            =======       =======      =======

Taxes of $21,444,000, $25,506,000 and $16,537,000 were paid in 1998, 1997 and
1996, respectively.

   Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The sources and tax effects of these differences are:

(in thousands)                                 August 31,
--------------                            --------------------
                                            1998         1997
                                          -------      -------
U.S. taxes provided on foreign income
   and foreign taxes                      $11,595      $11,524
Tax on difference between tax
   and book depreciation                   19,165       19,294
Net operating losses                       (2,660)      (6,692)
Alternative minimum tax credit             (1,713)      (1,713)
Other accruals                             (2,030)        (754)
Other                                      (2,981)        (825)
                                          -------      -------
Total                                     $21,376      $20,834
                                          =======      =======

The Company uses substantially the same depreciable lives for tax and book purposes. Changes in deferred taxes relating to depreciation are mainly attributable to differences in the basis of underlying assets recorded under the purchase method of accounting. As noted above, the Company provides United States taxes on unremitted foreign earnings. Such earnings have been reinvested in the foreign operations except for dividends of $6,062,000.

The Company's effective tax rates were 37.2% in 1998, 36.7% in 1997, and 36.9% in 1996. Reconciliations of the United States statutory rates to the effective rates are as follows:

                             Year ended August 31,
                           --------------------------
                            1998      1997      1996
                           ------    ------    ------
Statutory rate              35.0%     35.0%     35.0%
Tax credits                  (.5)      (.5)      (.5)
State and local taxes        2.6       2.2       2.6
Other                         .1        --       (.2)
                           -----     -----     -----
Effective tax rate          37.2%     36.7%     36.9%
                           =====     =====     =====

Net operating losses reflected as deferred tax assets consist of $4.5 million that are due to expire in 2009. These assets will be reduced as tax expense is recognized in future periods. The $1.7 million alternative minimum tax credit is available indefinitely.

6. Capital Stock

Stock Purchase Plan

Substantially all employees may participate in the Company's employee stock purchase plan. The Directors have authorized the annual purchase of up to 200 shares at a discount of 25% from the stock's price. Annual activity of the stock purchase plan was as follows:

                        1998          1997       1996
                       -------      -------    -------
Shares subscribed      161,130      165,300    158,490
   Price per share    $  24.59     $  23.80   $  17.80
Shares purchased       138,640      152,260    138,180
   Price per share    $  23.80     $  17.80   $  18.41
Shares available       501,191

The Company recognized compensation expense for this plan of $1,053,000, $906,000 and $844,000 in 1998, 1997 and 1996, respectively.

Stock Option Plans

The 1986 Stock IncentivePlan (1986Plan) terminated November 23, 1996, except as to awards outstanding. Under the 1986 Plan, stock options were awarded to full-time salaried employees. The option price was the fair market value of the Company's stock at the date of grant, and the options are exercisable two years from date of grant.

   The 1996 Long-Term Incentive Plan (1996 Plan) was approved in December 1996. Under the 1996 Plan, stock options, stock appreciation rights, and restricted stock may be awarded to employees. The option price for both the stock options and the stock rights will not be less than the fair market value of the Company's stock at the date of grant. Vesting periods are variable but no award may be exercised after ten years. The outstanding awards under the 1996 Plan vest 50% after one year and 50% after two years from date of grant and will expire seven years after grant.

Combined share information for the two plans is as follows:

                                          Weighted         Price
                                           Average         Range
                             Number    Exercise Price    Per Share
                           ---------   --------------  -------------
September 1, 1995
   Outstanding             1,430,293       $20.81      $  8.72-27.61
   Granted                   435,050        27.29        26.25-27.31
   Exercised                (119,362)       17.92         8.72-27.61
   Forfeited                 (31,486)       24.57        12.61-27.61
   Exercisable             1,003,670        20.02         8.72-27.61
                           ---------       ------      -------------
August 31, 1996
   Outstanding             1,714,495       $22.58      $  8.72-27.61
   Granted                   390,251        28.00              28.00
   Exercised                (161,879)       18.60         8.72-27.61
   Forfeited                 (23,559)       26.46        18.42-28.00
   Exercisable             1,108,337        21.32         8.72-27.61
                           ---------       ------      -------------

August 31, 1997
   Outstanding             1,919,308       $23.99      $  8.72-28.00
   Granted                   364,841        29.81              29.81
   Exercised                (229,277)       19.05         8.72-28.00
   Forfeited                  (9,859)       27.35         8.72-29.81
   Exercisable             1,454,626        24.14        12.61-28.00
                           ---------       ------      -------------

August 31, 1998
   Outstanding             2,045,013       $25.56      $ 12.61-29.81

Authorized
Shares Remaining               3,052
                           =========       ======      =============

Share information for options at August 31, 1998:

                Outstanding                             Exercisable
-------------------------------------------------------------------------
                              Weighted
                               Average    Weighted               Weighted
  Range of                   Remaining    Average                Average
  Exercise         Number    Contractual  Exercise    Number     Exercise
    Price       Outstanding     Life       Price    Outstanding    Price
------------    -----------  -----------  --------  -----------  --------
$12.61-18.42        257,027    2.8 years    $16.48      257,027    $16.48
$20.20-24.50        420,526    5.5 years    $22.51      420,526    $22.51
$26.25-29.81      1,367,460    6.5 years    $28.21      777,073    $27.55
------------    -----------  -----------  --------  -----------  --------
$12.61-29.81      2,045,013    5.8 years    $25.56    1,454,626    $24.14

The Company has maintained its historical method for accounting for stock options, which recognizes no compensation expense for fixed options granted at current market values. Generally accepted accounting principles require disclosure of an estimate of the weighted-average grant date fair value of options granted during the year and pro forma disclosures of the effect on earnings if compensation expense had been recorded.

   The Black-Scholes option pricing model used requires the following weighted-average assumptions:

                              1998         1997         1996
                           ----------   ----------   ----------
Risk-free interest rate       5.44%        6.22%        6.74%
Expected life              4.60 YEARS   4.85 years   4.85 years
Expected volatility           .170         .160         .160
Expected dividend yield       1.8%         1.7%         1.7%

Management believes that the resulting answer has narrow reliability as characteristics of the Company's options such as nontransferability, forfeiture provisions, and long lives are inconsistent with the option model's basic purpose of valuing traded options. For purposes of pro forma earnings disclosures, the assumed compensation expense is amortized over the option's vesting period. The 1998 pro forma information includes options granted in 1996, 1997, and 1998. The 1997 pro forma information includes options granted in 1996 and 1997.

                                1998        1997        1996
                                ----        ----        ----
Net Earnings (in thousands)
   As reported                $42,714     $38,605     $46,024
   Pro Forma                   41,120      37,584      45,667
Net Earnings per share
   As reported                $  2.82     $  2.53     $  3.01
   Pro Forma                     2.72        2.47     $  2.98

The weighted-average fair value of options granted in 1998, 1997 and 1996 was $6.06, $6.27 and $6.44, respectively.

Preferred Stock

Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

7. Employees' Pension and Profit Sharing Plans

Substantially all employees of the Company and its subsidiaries are covered by profit sharing or savings plans. Company contributions, which are discretionary, to all plans were $19,448,000, $14,468,000, and $13,915,000, for 1998, 1997 and
1996, respectively.

   During 1998 the Company settled its only remaining defined benefit plan, which it had terminated in 1997. Included in 1998 is pension expense of $3,310,000, substantially all of which was a settlement liability. There will be no future pension expense.

8. Postretirement Benefits Other Than

    Pensions/Postemployment Benefits

The Company has no significant postretirement obligations. The Company's historical costs for postemployment benefits have not been significant and are not expected to be in the future.

9. Commitments and Contingencies

Minimum rental commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 1998, are as follows for the fiscal periods specified:

                                        Real
(in thousands)          Equipment      Estate
------------------      ---------     --------
1999                    $  4,684      $  4,272
2000                       2,996         4,109
2001                       3,212         2,394
2002                       2,122         1,638
2003 and thereafter        1,415         2,721
                        --------      --------
                        $ 14,429      $ 15,134
                        ========      ========

Total rental expense was $9,634,000, $8,621,000 and $7,834,000 in 1998, 1997 and
1996, respectively.

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

   Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company, which, from time to time, may have a material impact on earnings for a particular quarter. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with the above-referenced matters, it makes accruals as warranted. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Accordingly, it is not possible to estimate a meaningful range of possible exposure. It is the opinion of the Company's management that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.

   During 1998 the Company and former stockholders of Owen Steel Company, Inc. and affiliates settled litigation with regard to the Company's claims against a portion of the purchase price held in escrow since the November 1994 acquisition. The Company received approximately $3 million of the approximately $5 million escrow balance. The proceeds were substantially offset against claim payments paid and deferred pending settlement.

10. Earnings Per Share

Statement of Financial Accounting Standards No. 128, Earnings per Share, requires a reconciliation of both the numerator and denominator of the earnings per share calculations. There are no adjustments to net earnings to arrive at income for any years presented. The stock options granted June 11, 1998, with total outstanding share commitments of 364,141 at year end is antidilutive. All share data has been restated in accordance with the Standard.

                                                August 31,
                                 --------------------------------------
                                    1998          1997          1996
                                 ----------    ----------    ----------
Shares outstanding for
  basic earnings per share       14,829,515    14,910,771    15,032,343
Effect of dilutive securities:
  Stock options/purchase
  plans                             291,271       308,956       243,815
Shares outstanding for
  dilutive earnings per
  share                          15,120,786    15,219,727    15,276,158

11. Other Payables and Accrued Expenses

(in thousands)                                August 31,
--------------                         -----------------------
                                          1998          1997
                                       ---------     ---------
Salaries, wages and commissions        $  32,685     $  29,330
Advance billings on contracts             15,585         5,306
Pension and profit sharing                21,882        17,028
Insurance                                 11,202         9,516
Accrual for contract losses                2,379         1,163
Environmental                              5,718         4,477
Litigation accrual                         6,650         6,650
Freight                                    4,936         5,593
Taxes other than income taxes              7,558         6,044
Interest                                   3,348         3,732
Other accrued expenses                    38,569        40,197
                                       ---------     ---------
                                       $ 150,512     $ 129,036
                                       =========     =========

12. Business Segments

Summarized data for the Company's international operations located outside of the United States (principally in Europe, Australia and the Far East) are as follows:

(in thousands)                           Year ended August 31,
--------------                     ----------------------------------
                                      1998         1997        1996
                                   ---------    ---------   ---------
Revenues-unaffiliated customers    $ 335,036    $ 360,283   $ 505,255
                                   =========    =========   =========
Operating profit                   $   4,491    $   3,469   $   6,731
                                   =========    =========   =========
Identifiable assets                $ 107,422    $  95,358   $ 108,492
                                   =========    =========   =========

Export sales from the Company's United States operations are as follows:

(in thousands)                           Year ended August 31,
--------------                     ----------------------------------
                                      1998         1997        1996
                                   ---------    ---------   ---------
Far East                           $  19,627    $  39,863   $  60,008
Canada and Mexico                     40,330       38,883      40,565
Other                                  3,014        4,590       3,414
                                   ---------    ---------   ---------
Total                              $  62,971    $  83,336   $ 103,987
                                   =========    =========   =========

The Company operates in three business segments, as indicated below. Intersegment sales generally are priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense.

                                                                                                        Adjustments
                                                                          Marketing                        and
1998 (in thousands)                    Manufacturing      Recycling      and Trading    Corporate      Eliminations   Consolidated
----------------------------------     -------------      ---------      -----------    ---------      ------------   ------------
Net sales - unaffiliated customers     $   1,229,016      $ 386,002      $   752,501    $      50      $         --   $  2,367,569
Intersegment sales                             4,925         28,884           35,991                        (69,800)
                                       -------------      ---------      -----------    ---------      ------------   ------------
      Total sales                          1,233,941        414,886          788,492           50           (69,800)     2,367,569
                                       =============      =========      ===========    =========      ============   ============
Operating profit (loss)                       74,766         (1,354)          20,582       (7,870)                          86,124

Interest expense                                                                                                           (18,055)

      Earnings before income taxes                                                                                          68,069
                                       =============      =========      ===========    =========      ============   ============
Depreciation and amortization                 35,364         10,925              939          232                           47,460
                                       =============      =========      ===========    =========      ============   ============
Capital expenditures                          90,036         27,391            1,360        1,128                          119,915
                                       =============      =========      ===========    =========      ============   ============
Identifiable assets                    $     622,694      $ 118,905      $   236,968    $  24,050      $         --   $  1,002,617
                                       =============      =========      ===========    =========      ============   ============



1997 (in thousands)
-------------------

Net sales - unaffiliated customers     $   1,077,296      $ 453,436      $   727,532    $     124      $         --   $  2,258,388
Intersegment sales                             5,703         31,182           30,672                        (67,557)
                                       -------------      ---------      -----------    ---------      ------------   ------------
      Total sales                          1,082,999        484,618          758,204          124           (67,557)     2,258,388
                                       =============      =========      ===========    =========      ============   ============
Operating profit (loss)                       54,782          7,615           17,636       (4,441)                          75,592

Interest expense                                                                                                           (14,637)

      Earnings before income taxes                                                                                          60,955
                                       =============      =========      ===========    =========      ============   ============
Depreciation and amortization                 32,915          9,926              669          210                           43,720
                                       =============      =========      ===========    =========      ============   ============
Capital expenditures                          50,773         15,885            4,023          274                           70,955
                                       =============      =========      ===========    =========      ============   ============
Identifiable assets                    $     510,951      $ 112,875      $   192,224    $  23,011      $         --   $    839,061
                                       =============      =========      ===========    =========      ============   ============

1996 (in thousands)
-------------------

Net sales - unaffiliated customers    $    1,008,231      $ 443,825      $   869,646    $     661      $         --   $  2,322,363
Intersegment sales                             9,625         20,348           20,394                        (50,367)
                                       -------------      ---------      -----------    ---------      ------------   ------------
      Total sales                          1,017,856        464,173          890,040          661           (50,367)     2,322,363
                                       =============      =========      ===========    =========      ============   ============
Operating profit (loss)                       61,818         12,091           17,680       (2,846)                          88,743

Interest expense                                                                                                           (15,822)

      Earnings before income taxes                                                                                          72,921
                                       =============      =========      ===========    =========      ============   ============
Depreciation and amortization                 31,319          9,410              614          256                           41,599
                                       =============      =========      ===========    =========      ============   ============
Capital expenditures                          37,315          8,727            1,611          329                           47,982
                                       =============      =========      ===========    =========      ============   ============
Identifiable assets                    $     457,939      $  91,885      $   195,042    $  21,890      $         --   $    766,756
                                       =============      =========      ===========    =========      ============   ============

13. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1998, 1997 and 1996 are as follows (in thousands except per share data):

                             Three Months Ended 1998
                 ----------------------------------------------
                 Nov. 30      Feb. 28      May 31       Aug. 31
                 ----------------------------------------------
Net sales        $550,501    $568,178     $606,099     $642,791
Gross profit       63,801      66,284       73,836       80,375
Net earnings        8,053       8,348       11,391       14,922
EPS basic             .55         .57          .77         1.01
EPS diluted           .54         .56          .75         1.00

                             Three Months Ended 1997
                 ----------------------------------------------
                 Nov. 30      Feb. 28      May 31       Aug. 31
                 ----------------------------------------------
Net sales        $530,961    $525,755     $589,646     $612,026
Gross profit       61,654      58,411       66,009       68,159
Net earnings        9,177       7,201        9,510       12,717
EPS basic             .61         .48          .64          .87
EPS diluted           .60         .47          .63          .85

                             Three Months Ended 1996
                 ----------------------------------------------
                 Nov. 30      Feb. 28      May 31       Aug. 31
                 ----------------------------------------------
Net sales        $590,219    $518,181     $639,144     $574,819
Gross profit       59,937      60,954       66,238       66,700
Net earnings       10,832      10,010       12,012       13,170
EPS basic             .71         .67          .80          .88
EPS diluted           .70         .67          .79          .86

The quantities and costs used in calculating cost of goods sold on a quarterly basis include estimates of the annual LIFO effect. The actual effect cannot be known until the year-end physical inventory is completed and quantity and price indices are developed. The quarterly cost of goods sold above includes such estimates. Fourth quarter 1998 net earnings increased $3,920,000 after the final determination of quantities and prices was made.

   The net earnings per share (EPS) is on a diluted basis calculated in accordance with Financial Accounting Standards No. 128.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Commercial Metals Company
Dallas, Texas

We have audited the consolidated balance sheets of Commercial Metals Company and subsidiaries at August 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE, LLP

Dallas, Texas
October 14, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No event reportable herein took place.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain of the information required in response to this Item with regard to directors is incorporated herein by reference from the registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 28, 1999, which will be filed no later than 120 days after the close of the Registrant's fiscal year. The following is a listing of employees believed to be considered "Executive Officers" of the registrant as defined under Rule 3b-7 as of August 31, 1998:


NAME                                CURRENT TITLE & POSITION                            AGE               OFFICER SINCE
----                                ------------------------                            ---               -------------

Lawrence A. Engels                 Vice President, Treasurer and                        65                    1977
                                   Chief Financial Officer


Hugh M. Ghormley                   Vice President and                                   69                    1981
                                   CMC Steel Group - President
                                   Fabrication Plants


Harry J. Heinkele                  Vice President and Secondary Metals                  66                    1981
                                   Processing Division - President


A. Leo Howell                      Vice President and                                   77                    1977
                                   Howell Metal Company - President;
                                   Director and Chairman of the
                                   Executive Committee


William B. Larson                  Controller                                           45                    1995


Murray R. McClean                  Vice President and                                   50                    1995
                                   International Division - President


Stanley A. Rabin                   President and Chief Executive                        60                    1974
                                   Officer; Director

Bert Romberg                       Senior Vice President                                68                    1968


Marvin Selig                       CMC Steel Group - Chairman                           75                    1968
                                   and Chief Executive Officer; Director


Clyde P. Selig                     Vice President and                                   66                    1981
                                   CMC Steel Group - President
                                   and Chief Operating Officer


David M. Sudbury                   Vice President, Secretary and                        53                    1976
                                   General Counsel


         The Executive Officers are employed by the Board of Directors of the registrant or the respective subsidiary usually at its first meeting after the registrant's Annual Shareholders Meeting and continue to serve for terms set from time to time by the registrant's Board of Directors in its discretion.

         All of the Executive Officers of the Company have served in the positions indicated above or in positions of similar responsibility for more than five years except for Mr. Larson. Mr. Larson was employed by the Company in June, 1991 as Assistant Controller and was named Controller in March, 1995. Marvin Selig is the brother of Clyde P. Selig. There are no other family relationships among the officers of the registrant or among the Executive Officers and Directors.



ITEM 11.  EXECUTIVE COMPENSATION

         Information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 28, 1999, which will be filed no later than 120 days after the close of the Registrant's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 28, 1999, which will be filed no later than 120 days after the close of the Registrant's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the extent applicable, information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held January 28, 1999, which will be filed no later than 120 days after the close of the Registrant's fiscal year.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

     1.  All financial statements are included at Item 8 above.

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


         (21)   Subsidiaries of Registrant...................................E1

         (23) Independent Auditors' consent to incorporation by reference of report dated October 14, 1998 accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 1997 into previously filed Registration Statements No. 033-61073, No. 033-61075, and 333-27967
         on Form S-8 and Registration Statements No. 33-60809 and 333-61379 on
         Form S-3............................................................E2

         (27)   Financial Data Schedules......................................E3


   (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

                                                  Date:   November 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Albert A. Eisenstat                  /s/ Dorothy G. Owen
--------------------------------------   --------------------------------------
Albert A. Eisenstat, November 23, 1998   Dorothy G. Owen, November 23, 1998
Director                                 Director

/s/ Moses Feldman                        /s/ Charles B. Peterson
--------------------------------------   --------------------------------------
Moses Feldman, November 23, 1998         Charles B. Peterson, November 23, 1998
Director                                 Director

                                         /s/ Stanley A. Rabin
--------------------------------------   --------------------------------------
Laurence E. Hirsch, November 23, 1998    Stanley A. Rabin, November 23, 1998
Director                                 President, Chief Executive Officer
                                         and Director

/s/ A. Leo Howell                        /s/ Marvin Selig
--------------------------------------   --------------------------------------
A. Leo Howell, November 23, 1998         Marvin Selig, November 23, 1998
Vice President and Director              Chairman and Chief Executive Officer
                                         Steel Group and Director

/s/ Walter F. Kammann                    /s/ Lawrence A. Engels
--------------------------------------   --------------------------------------
Walter F. Kammann, November 23, 1998     Lawrence A. Engels, November 23, 1998
Director                                 Vice President and
   Chief Financial Officer

/s/ Ralph E. Loewenberg                  /s/ William B. Larson
--------------------------------------   --------------------------------------
Ralph E. Loewenberg, November 23, 1998   William B. Larson November 23, 1998
Director                                 Controller

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Commercial Metals Company
Dallas, Texas

We have audited the consolidated financial statements of Commercial Metals Company and subsidiaries as of August 31, 1998 and 1997, and for each of the three years in the period ended August 31, 1998, and have issued our report thereon dated October 14, 1998; such financial statements and report are included in Item 8 herein. Our audits also included the consolidated financial statement schedule of Commercial Metals Company listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE, LLP

Dallas, Texas
October 14, 1998

                                  SCHEDULE VIII

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

                                 (In thousands)


Allowance for collection
losses deducted from notes
and accounts receivable:

                        Charged to      Charged    Deductions
           Balance,     profit and     to other       from        Balance
          beginning      loss or       accounts     reserves        end
Year       of year       income          (A)          (B)        of year
-----     ---------     ----------     --------    ----------     -------
1996        4,743         2,535          269         2,046         5,501

1997        5,501         1,433          354         1,172         6,116

1998        6,116         2,898          261         1,155         8,120

(A)  Recoveries of accounts written off.

(B)  Write-off of uncollectible accounts.

                                 EXHIBIT INDEX

EXHIBIT NUMBER                   DESCRIPTION
--------------                   -----------
    (3)(i)      Restated Certificate of Incorporation (Filed as Exhibit (3)(i)
                to the Company's Form 10-K for the fiscal year ended August 31,
                1993 and incorporated herein by reference).

    (3)(i)a --  Certificate of Amendment of Restated Certificate of
                Incorporation dated February 1, 1994 (Filed as Exhibit 3(i)a to the Company's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

    (3)(i)b --  Certificate of Amendment of Restated Certificate of
                Incorporation dated February 17, 1995 (Filed as Exhibit 3(i)b to the Company's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

    (3)(ii) By-Laws (Filed as Exhibit (3)(ii) to the Company's Form 10-K for the fiscal year ended August 31, 1993 and incorporated hereby by reference).

    (4) Indenture between the Company and Chase Manhattan Bank dated as of July 31, 1995 (Filed as Exhibit 4.1 to the Company's
                Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

   (21)         Subsidiaries of Registrant ........................................E1

   (23)         Independent Auditors' consent to incorporation by reference of report dated October 14, 1998 accompanying the consolidated financial statements of Commercial Metals Company and
                subsidiaries for the year ended August 31, 1997 into previously filed Registration Statements No. 033-61073, No. 033-61075, and
                333-27967 on Form S-8 and Registration Statements No. 33-60809
                and 333-61379 on Form S-3 .........................................E2

   (27)         Financial Data Schedules ..........................................E3