Form 10-Q
period 1998-11-30
COMMERCIAL METALS CO
filed 1999-01-12
CIK 22444

                                    FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549

                      ------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   -------------------------------------------

For quarter ended November 30, 1998
Commission File Number  1-4304

                            COMMERCIAL METALS COMPANY

                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           75-0725338

 ------------------------------                         ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


                              7800 Stemmons Freeway
                       P. O. Box 1046 Dallas, Texas 75221

                    ----------------------------------------
                   ( Address of principal executive offices )
                                  ( Zip Code )


                                 (214) 689-4300

                                  -------------
             ( Registrant's telephone number, including area code )

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

As of November 30, 1998 there were 14,584,816 shares of the Company's common stock issued and outstanding excluding 1,547,767 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                  ---------------------------------------------

                                      INDEX

                                      ------

                                                                     Page No.

                                                                     --------
PART I - Financial Statements:

    Consolidated Balance Sheets -
     November 30, 1998 and August 31, 1998                             2 - 3


    Consolidated Statements of Earnings -
     Three months ended  November 30, 1998 and 1997                      4


    Consolidated Statements of Cash Flows -
     Three months ended November 30, 1998 and 1997                       5



    Consolidated Statement of Stockholders'  Equity
     For the three months ended November 30, 1998                        6


    Notes to Consolidated Financial Statements                           7


    Management's Discussion and Analysis of the
     Consolidated Financial Statements                                 8 - 14


PART II - Other Information and Signatures                            15 - 16

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS

                         ------------------------------

                                     ASSETS

                                   -----------
                       ( In thousands except share data )


                                                    Nov. 30,       August 31,
                                                     1998            1998
                                                 -----------      -----------
CURRENT ASSETS:
 Cash                                            $    13,842      $    30,985
 Accounts receivable (less allowance for
  collection losses of $7,809 and $8,120)            311,002          318,655
 Inventories                                         275,635          257,231
 Other                                                58,279           66,629
                                                 -----------      -----------
                 TOTAL CURRENT ASSETS                658,758          673,500


OTHER ASSETS                                          11,891           10,655



PROPERTY, PLANT, AND EQUIPMENT, at cost:
 Land                                                 25,125           24,967
 Buildings                                            68,025           67,505
 Equipment                                           503,189          499,899
 Leasehold improvements                               27,386           26,084
 Construction in process                             105,739           61,946
                                                 -----------      -----------
                                                     729,464          680,401
 Less accumulated depreciation
   and amortization                                 (371,054)        (361,939)
                                                 -----------      -----------
                                                     358,410          318,462


                                                 -----------      -----------
                                                 $ 1,029,059      $ 1,002,617
                                                 ===========      ===========


                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS

                         ------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                      ------------------------------------

                       ( In thousands except share data )

                                                  Nov. 30,        August 31,
                                                   1998             1998
                                                -----------      -----------
CURRENT LIABILITIES:
 Commercial paper                              $    50,000      $    40,000
 Notes payable                                      99,099           60,809
 Accounts payable                                  143,773          156,389
 Other payables and accrued expenses               134,379          150,512
 Income taxes payable                                5,134            6,870
 Current maturities of long-term debt               11,865           11,483
                                               -----------      -----------
                 TOTAL CURRENT LIABILITIES         444,250          426,063

DEFERRED INCOME TAXES                               21,376           21,376

LONG-TERM DEBT                                     172,023          173,789

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Capital stock:
   Preferred stock                                      --               --

   Common stock, par value $5.00 a share;
    authorized 40,000,000 shares; issued
    16,132,583 shares, outstanding
    14,584,816 and 14,569,611 shares                80,663           80,663

 Additional paid-in capital                         14,073           14,285
 Cumulative translation adjustment                    (874)          (1,596)
 Retained earnings                                 337,714          328,597
                                               -----------      -----------
                                                   431,576          421,949
 Less treasury stock,
 1,547,767 and 1,562,972 shares at cost            (40,166)         (40,560)
                                               -----------      -----------
                                                   391,410          381,389
                                               -----------      -----------
                                               $ 1,029,059      $ 1,002,617
                                               ===========      ===========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                  ---------------------------------------------

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     ---------------------------------------

                       ( In thousands except share data )

                                             Three months ended
                                                  Nov 30,
                                        -------------------------
                                           1998            1997
                                        ---------       ---------
REVENUES:
 Net sales                             $   549,376     $   550,501




COSTS AND EXPENSES:
 Cost of goods sold                        475,256         486,700
 Selling, general and
 administrative expenses                    46,863          42,157
 Interest expense                            4,911           4,179
 Employees' pension and
 profit sharing plans                        4,798           4,743

                                       -----------     -----------
                                           531,828         537,779

EARNINGS BEFORE INCOME TAXES                17,548          12,722

INCOME TAXES                                 6,537           4,669
                                       -----------     -----------
NET EARNINGS                           $    11,011     $     8,053
                                       ===========     ===========


Net earnings per share basic           $      0.76     $      0.55

Net earnings per share diluted         $      0.75     $      0.54

Cash dividends per share               $      0.13     $      0.13

Average shares outstanding basic        14,578,065      14,715,697

Average shares outstanding diluted      14,660,851      15,045,138


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                  ---------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    -----------------------------------------
                                 (In thousands)

                                                          Three months ended
                                                               Nov 30,
                                                       ------------------------
                                                          1998           1997
                                                       ---------      ---------
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                       $ 11,011      $  8,053
     Adjustments to earnings not requiring cash:
       Depreciation and amortization                      11,853        11,278
       Provision for losses on receivables                   378           507
       Other                                                 (26)           25

                                                        --------      --------
     Cash flows from operations before changes in
      operating assets and liabilities                    23,216        19,863

     Changes in operating assets and liabilities:

      Decrease (increase) in receivables                   7,275        11,528
      Decrease (increase) in inventories                 (18,404)       12,261
      Decrease (increase) in other assets                  7,836            71
      Increase (decrease) in accounts payable,
       accrued expenses and income taxes                 (30,485)      (60,088)
                                                        --------      --------

     Net Cash Used by Operating Activities               (10,562)      (16,365)
------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, plant and equipment           (51,801)      (22,208)
     Sales of property, plant and equipment                   26           (25)
                                                        --------      --------
     Net Cash Used by Investing Activities               (51,775)      (22,233)
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Commercial paper - net change                        10,000            --
     Notes payable - net change                           38,290        28,320
     Payments on long-term debt                           (1,384)       (2,090)
     Stock issued under stock option/purchase plans          182           895
     Dividends paid                                       (1,894)       (1,922)

                                                        --------      --------
     Net Cash Provided by Financing Activities            45,194        25,203
------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                    (17,143)      (13,395)

Cash and Cash Equivalents at Beginning of Year            30,985        32,998
                                                        --------      --------
Cash and Cash Equivalents at End of Period              $ 13,842      $ 19,603
                                                        ========      ========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                  --------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                ------------------------------------------------

                       ( In thousands except share data )


                                             Common Stock                                                        Treasury Stock
                                      --------------------------   Cumulative     Add'l                      ----------------------
                                        Number of                  Translation    Paid-In       Retained     Number of
                                         Shares         Amount     Adjustment     Capital       Earnings      Shares       Amount
                                      ----------       ---------   -----------   ----------     ----------   ----------  ----------
Balance September 1, 1998             16,132,583         $80,663      ($1,596)      $14,285      $328,597    (1,562,972)  ($40,560)

Net earnings for three months
 ended November 30, 1998                                                                           11,011

Cash dividends - $.13 per share                                                                    (1,894)



Translation adjustment                                                    722


Stock issued under stock option,
purchase and bonus plan                                                                (212)                     15,205        394





                                      ----------      ----------   ----------    ----------    ----------   -----------   ---------
Balance, November 30, 1998            16,132,583         $80,663        ($874)      $14,073      $337,714    (1,547,767)  ($40,166)



                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  --------------------------------------------

NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                          Long-Term     Current      Amount
                            Debt       Maturities  Outstanding
                          ------------------------------------
7.20%  notes due 2005     $100,000     $     --     $100,000
6.80%  notes due 2007       50,000           --       50,000
8.49%  notes due 2001       21,428        7,143       28,571
8.75%  note due 1999            --        4,284        4,284
Other                          595          438        1,033
                          --------     --------     --------
                          $172,023     $ 11,865     $183,888
                          ========     ========     ========

NOTE B  -  TAXES ON INCOME:

     Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C  - QUARTERLY FINANCIAL DATA

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accurals) necessary to present fairly the financial position as of November 30, 1998, the results of operations for the three months then ended and the cash flows for the three months. The results of operations for the three month periods are not necessarily indicative of the results to be expected for a full year.

NOTE D - EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, requires a reconciliation of both the numerator and denominator of the earnings per share calculations. There are no adjustments to net earnings to arrive at income for either period. Reconciliation of share amounts is as follows:

                                                      Three months ended Nov. 30,
                                                        1998               1997
                                                      ---------         ----------
Shares outstanding for basic earnings per share       14,578,065       14,715,697
Effect of dilutive securities:
       Stock options/purchase plans                       82,786          329,441
Shares outstanding for dilutive earnings per share    14,660,851       15,045,138

     Stock options with total share commitments of 1,369,812 at November 30, 1998 were anti-dilutive based on an average share price of $24.83 for the quarter and exercise prices between $26.25 and $29.81. The options expire at various dates between 2003 and 2006.

NOTE  E - OTHER  COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, was effective for the Company September 1, 1998. The Standard requires disclosure of changes in stockholders' equity from nonowner sources, which in the Company's instance is limited to foreign currency translation adjustments. Such adjustments totaled $722,000 in the quarter ended November 30, 1998 and zero for the prior period.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED RESULTS OF OPERATIONS


                                   (in millions)

                           1st Qtr                   1st Qtr
                           FY 1999                   FY 1998
                           -------                   -------

Revenues                   $ 549                     $ 551

Net earnings                11.0                       8.1

Cash flow                   23.2                      19.9

EBITDA                      34.3                      28.2

LIFO reserve                19.4                      29.3


SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

- Record first quarter earnings

- Steel Group achieved record first quarter sales and earnings

- $1.8 million after-tax litigation settlement

- Recycling contributed positive cash flow in horrific market

- Amid collapsing world markets, Marketing and Trading bettered prior year

CONSOLIDATED DATA

The Lifo method of inventory valuation increased net earnings for the quarter $2.0 million (14 cents per share) compared to an increase of $521 thousand (3 cents per share) last year.

SEGMENT OPERATING DATA

     Revenues and operating profit by business segment are shown in the following table:


                                                                 Three months ended November 30,
                                                                 ----- ------ ----- -------- ---
                                                                      1998             1997
                                                                      ----             ----
REVENUES:
  Manufacturing                                                    $ 304,086        $ 290,918
  Recycling                                                           78,575          104,126
  Marketing and Trading                                              184,164          172,776
  Corporate and Eliminations                                         (17,449)         (17,319)
                                                                   ---------        ---------
                                                                   $ 549,376        $ 550,501
                                                                   =========        =========

OPERATING PROFIT:
  Manufacturing                                                    $  23,593        $  14,670
  Recycling                                                           (4,123)            (490)
  Marketing and Trading                                                4,649            3,388
  Corporate and Eliminations                                          (1,660)            (667)
                                                                   ---------        ---------
                                                                   $  22,459        $  16,901
                                                                   =========        =========

MANUFACTURING -

     Operating profit for the segment was 61% above the prior year quarter on 5% higher revenues. Lower raw material costs resulted in excellent margins, overcoming weaker mill pricing.

                                                                 1st Qtr 1999     1st Qtr 1998
                                                                 --- --- ----     --- --- ----

Average mill selling price                                          $311             $315
Average fab selling price                                            675              657
Average scrap purchase price                                          81              112


     With strong performances in downstream fabrication businesses, lower raw material costs, and a $1.8 million graphite electrode litigation settlement, the Steel Group achieved a record first quarter operating profit. Bolstered by a $31 per ton lower average scrap purchase cost which sustained margins, the four minimills recorded a 34% increase in operating profit despite a 20% decline in shipments to 419,000 tons. SMI Texas, SMI Alabama, and SMI South Carolina all had impressive increases in profit over the prior year.

SMI Arkansas, although profitable, was impacted more by the effect of cheaper imported steel. Installation of the new rolling mill and ancillary equipment at SMI South Carolina is on schedule as is the new finishing line at SMI Alabama.

     Operating profit in steel fabrication rose 80% above last year's first quarter with strong performance in most product lines. Average fab selling price rose $18 per ton, partially because of product mix, while the cost of steel purchased generally fell. Fabricated steel shipments totaled 205,000 tons (196,000 tons in the prior year) and were a record for a first quarter.

     The Copper Tube Division operating profit was over 50% ahead of the comparable quarter last year. Favorable interest rates kept demand for plumbing tube strong from the housing sector. Lower copper prices held sales dollars down but metal spreads increased. Copper tube shipments and production decreased 3% versus the first quarter last year.

RECYCLING -

     The Recycling segment reported a significant loss compared with a marginal loss in the year ago quarter due to substantially lower global demand and terrible prices coupled with less availability of unprepared scrap. Cash flow from operations, nonetheless, was positive. Gross margins fell more rapidly than operating costs. Steel scrap markets were the worst in 25 years. Ferrous scrap tonnage shipped was up 4%, but ferrous sales prices dropped precipitously by an average of $40 per ton. Nonferrous markets weakened further to the poorest levels in many years, and the intake of scrap remained depressed, although nonferrous margins were steady. Total volume of scrap processed, including Steel Group processing plants, was 496,000 tons against 449,000 tons last year. During the quarter the Company acquired the assets of a nonferrous scrap processor in the Houston area which was not significant to the financial position of the Company.

MARKETING AND TRADING -

     Amid the lowest international steel prices over the last 20 years and the collapse of global markets, the Marketing and Trading segment achieved a significant 37% increase in operating profit. Purchases from the Far East continued at a higher level, shipments into North America were steady for most product lines and business in Europe increased. However, gross margins in steel marketing and distribution as well as steel trading were under tremendous pressure. The Company achieved further market penetration for nonferrous metal products including aluminum, copper and copper alloy semis and maintained profitability. It was another profitable quarter in ores, minerals, ferrous raw materials, primary metals and industrial products although results were below last year's.

YEAR 2000

     The Company as disclosed in its Form 10K for the year ended August 31,1998 has a comprehensive program to meet anticipated Year 2000 concerns. It continues on schedule with this program. Steel Group computer migration pre-tax expense this quarter was $1.7 million, equivalent to last year. The Recycling segment's cost was minimal; Marketing and Trading and the Corporate office continued to capitalize their project costs.

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

OUTLOOK

     The outlook for nonresidential construction generally is good, whereas some further softening in the industrial sector of the U.S. economy could occur. Customer inventories of steel are too high and are being drawn down. Steel mill prices will be lower to varying degrees in forthcoming months, but manufacturing margins should remain at satisfactory levels, primarily because lower cost raw material and supplies will continue to work their way through the Manufacturing segment's inventory costs. A critical issue is the level of steel imports. The outlook for steel fabrication remains favorable, and downstream operations should benefit from reduced mill prices. Residential construction is strong, consequently demand for copper tube is expected to remain good.

     Recycling segment volume and margins will continue to be hurt by the dismal ferrous and nonferrous scrap prices; accordingly, the second quarter of fiscal 1999 still will be very difficult in this segment. Lower operating costs will help. Despite the current very weak markets, the Company sees an improvement in Recycling profits in the second half of the year with some restoration of margins beginning during the second quarter.

     In Marketing and Trading, antidumping complaints and unsustainably low prices are resulting in some production cutbacks, although more meaningful reductions are required to achieve global price stability. At the same time many customers are concentrating on reducing inventories. The relatively weak worldwide demand and prices for steel and nonferrous metals will persist for several quarters and it appears that any recovery in Asia will be slow. The Company anticipates some reduction in volume, but more stable prices should enhance unit margins.

     The Company's profitability will be affected by the two major project startups in the Steel Group with higher depreciation and startup costs. The increase in earnings power from these projects should become evident in the year 2000. On the other hand, subsequent to quarter end the Company received a second settlement recovery from the graphite electrode anti-trust litigation. Cash flow from operations will, of course, gain from the increase in depreciation.

     The new $217 billion six-year transportation bill known as The Transportation Equity Act for the 21st Century is very positive for CMC. This legislation will help restore the nation's infrastructure and substantially increase spending for highways and bridges. Additionally, it includes especially large increases for Texas and South Carolina and contiguous states. In general, steel bar consumption should swing more toward the public sector during the next few years.

This outlook section contains forward-looking statements regarding the outlook for the Company's short-term financial results including shipments, pricing, demand and general market conditions. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, unanticipated startup expenses and delays, metals pricing over which the Company exerts little influence, new capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing, global factors including credit availability, currency fluctuations, timing of litigation settlements, and decisions by governments impacting the pace of overall economic growth.

LIQUIDITY

     Cash flow from operations before changes in operating assets and liabilities for the three months was approximately $23 million, over three million higher than the comparable prior year period, attributable to higher earnings. Accounts receivable decreased $7 million principally in the Recycling segment and steel mills. Inventories increased $18 million with expansion in the domestic trading operations and steel mills offset partially by decreases at the international trading operations. Accounts payable, accrued expenses and income taxes decreased $30 million spread across all the Company's segments. Part of the decrease is due to the payment of incentive compensation and funding of employee benefit plans accrued at August 31,1998. The Company invested $52 million in capital projects as part of its anticipated $150 million annual capital program.

     Notes payable and commercial paper increased $48 million to supplement current cash flow to fund working capital and capital expenditures. The Company has filed a shelf registration of $200 million of long-term notes, of which $100 million are expected to be issued in fiscal 1999.

     At November 30,1998 there were 14,584,816 common shares issued and outstanding with 1,547,767 held in the Company's treasury. Stockholders' equity was $391 million or $26.84 per share.

     Long-term debt as a percent of total capitalization was 29.4% at November 30,1998 compared to 30.1% at August 31,1998. The ratio of total debt to total capitalization plus short-term debt stood at 44.6%, an increase from year end due to capital expenditure and working capital requirements.

     Net working capital was $215 million at November 30,1998 compared to $247 million at August 31,1998. The current ratio was 1.5 compared to 1.6 at August 31,1998. The Company's effective tax rate for the three months was 37.3%, comparable to the prior year.

PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1998 filed November 24, 1998, with the Securities and Exchange Commission.

         During the quarter ended November 30, 1998, the Company received a settlement payment of $2.9 million before taxes from one of several defendants in litigation brought by the Company and other purchasers of graphite electrodes. The lawsuit alleges illegal price-fixing and other anti-competition acts by manufacturers of graphite electrodes. Subsequent to the end of the quarter the Company received a settlement payment from a second defendant in the litigation.




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

         ITEM 5.  OTHER INFORMATION

                  Not Applicable




         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              A.  Exhibits required by Item 601 of Regulation S-K.

                  Exhibit No.

                  27. Financial Data Schedule for the period ended
                      November 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMMERCIAL METALS COMPANY


                                        /s/ Lawrence A. Engels
                                            -------------------------
January 12, 1999                            Lawrence A. Engels
                                            Vice President, Treasurer
                                            & Chief Financial Officer


                                        /s/ William B. Larson
                                            -------------------------
January 12, 1999                            William B. Larson
                                            Controller

                  INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                   DESCRIPTION
     -------                  -----------
       27                     Financial Data Schedule For Period
                              Ended November 30, 1998