Form 10-Q
period 1999-02-28
COMMERCIAL METALS CO
filed 1999-04-09
CIK 22444

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

For quarter ended February 28, 1999
Commission File Number 1-4304

                           COMMERCIAL METALS COMPANY
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     75-0725338
--------------------------------                 ----------------------
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


                                 (214) 689-4300
                                 -------------
              (Registrant's telephone number, including area code)

                   -----------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report


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

     As of February 28, 1999 there were 14,626,676 shares of the Company's common stock issued and outstanding excluding 1,505,907 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                 ---------------------------------------------

                                     INDEX
                                     ------

                                                                         Page No.
                                                                         ---------
      PART I - Financial Statements:

          Consolidated Balance Sheets -
             February  28, 1999 and August 31, 1998                        2 - 3


          Consolidated Statements of Earnings -
             Three months and six months ended
              February 28, 1999 and 1998                                       4


          Consolidated Statements of Cash Flows -
             Six months ended February 28, 1999 and 1998                       5



          Consolidated Statement of Stockholders' Equity
             For the six months ended February 28, 1999                        6


          Notes to Consolidated Financial Statements                           7


          Management's Discussion and Analysis of the
             Consolidated Financial Statements                            8 - 12


      PART II - Other Information and Signatures                         13 - 15

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                 ---------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                         ------------------------------

                                     ASSETS
                                  -----------
                        (In thousands except share data)

                                                             February 28,          August 31,
                                                                 1999                 1998
                                                           ---------------     ----------------

CURRENT ASSETS:
      Cash                                                 $        17,548     $        30,985
      Accounts receivable (less allowance for
         collection losses of $7,918 and $8,120)                   310,783             318,655
      Inventories                                                  265,025             257,231
      Other                                                         55,832              66,629
                                                           ---------------     ----------------
                           TOTAL CURRENT ASSETS                    649,188             673,500

OTHER ASSETS                                                        11,950              10,655


PROPERTY, PLANT, AND EQUIPMENT, at cost:
      Land                                                          24,872              24,967
      Buildings                                                     68,153              67,505
      Equipment                                                    507,001             499,899
      Leasehold improvements                                        27,337              26,084
      Construction in process                                      133,042              61,946
                                                           ---------------     ----------------
                                                                   760,405             680,401
      Less accumulated depreciation
           and amortization                                       (381,230)           (361,939)
                                                           ---------------     ----------------
                                                                   379,175             318,462

                                                           ---------------     ----------------
                                                           $     1,040,313     $     1,002,617
                                                           ===============     ================

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                         ------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                        (In thousands except share data)

                                                                February 28,      August 31,
                                                                    1999             1998
                                                                ------------     ------------
CURRENT LIABILITIES:
      Commercial paper                                          $     25,000     $     40,000
      Notes payable                                                   25,003           60,809
      Accounts payable                                               161,663          156,389
      Other payables and accrued expenses                            131,323          150,512
      Income taxes payable                                                92            6,870
      Current maturities of long-term debt                            11,856           11,483
                                                                ------------     ------------
                           TOTAL CURRENT LIABILITIES                 354,937          426,063

DEFERRED INCOME TAXES                                                 21,376           21,376

LONG-TERM DEBT                                                       264,872          173,789

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Capital stock:
           Preferred stock                                                --               --

           Common stock, par value $5.00 a share;
             authorized 40,000,000 shares; issued
             16,132,583 shares, outstanding
             14,626,676 and 14,569,611 shares                         80,663           80,663

      Additional paid-in capital                                      14,326           14,285
      Cumulative translation adjustment                                 (985)          (1,596)
      Retained earnings                                              344,204          328,597
                                                                ------------     ------------
                                                                     438,208          421,949
      Less treasury stock,
      1,505,907 and 1,562,972 shares at cost                         (39,080)         (40,560)
                                                                ------------     ------------
                                                                     399,128          381,389
                                                                ------------     ------------
                                                                $  1,040,313     $  1,002,617
                                                                ============     ============


                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                 ---------------------------------------------
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    ---------------------------------------

                        (In thousands except share data)

                                                   Three months ended               Six  months ended
                                                      February 28,                     February 28,
                                            ------------------------------    ------------------------------
                                                  1999            1998             1999            1998
                                            -------------    -------------    -------------    -------------
REVENUES:
      Net sales                             $     550,537    $     568,178    $   1,099,913    $   1,118,679

COSTS AND EXPENSES:

      Cost of goods sold                          480,374          501,894          955,630          988,594

      Selling, general and
       administrative expenses                     48,103           44,215           94,966           86,372

      Interest expense                              4,633            4,218            9,544            8,397


      Employees retirement plans                    4,063            4,663            8,861            9,406
                                            -------------    -------------    -------------    -------------
                                                  537,173          554,990        1,069,001        1,092,769

EARNINGS BEFORE INCOME TAXES                       13,364           13,188           30,912           25,910

INCOME TAXES                                        4,978            4,840           11,515            9,509
                                            -------------    -------------    -------------    -------------
NET EARNINGS                                $       8,386    $       8,348    $      19,397    $      16,401
                                            =============    =============    =============    =============


Net basic earnings per share                $        0.57    $        0.57    $        1.33    $        1.11

Net diluted earnings per share              $        0.57    $        0.56    $        1.32    $        1.09

Cash dividends per share                    $        0.13    $        0.13    $        0.26    $        0.26

Average basic shares outstanding               14,607,065       14,774,164       14,592,565       14,744,931

Average diluted shares outstanding             14,768,862       15,019,864       14,714,856       15,013,918

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -----------------------------------------
                                 (In thousands)

                                                                         Six months ended
                                                                            February 28,
                                                                     -------------------------
                                                                        1999           1998
                                                                     ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
             Net earnings                                            $   19,397     $   16,401
             Adjustments to earnings not requiring cash:
                 Depreciation and amortization                           23,485         22,961
                 Provision for losses on receivables                      1,087          1,011
                 Other                                                     (100)           (33)

                                                                     ----------     ----------
             Cash flows from operations before changes in
               current assets and liabilities                            43,869         40,340

             Changes in current assets and liabilities:

                 Decrease (increase) in receivables                       6,784        (13,837)
                 Decrease (increase) in inventories                      (7,794)       (19,865)
                 Decrease (increase) in other assets                     10,113         (6,177)
                 Increase (decrease) in accounts payable,
                    accrued expenses and income taxes                   (20,692)       (21,837)

                                                                     ----------     ----------
             Net Cash Provided (Used) by Operating Activities            32,280        (21,376)
                                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

             Purchase of property, plant and equipment                  (84,198)       (46,597)
             Sales of property, plant and equipment                         100             33
                                                                     ----------     ----------
             Net Cash Used by Investing Activities                      (84,098)       (46,564)
                                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Commercial paper - net change                              (15,000)        30,000
             Notes payable - net change                                 (35,806)        40,900
             New long-term debt                                         100,000             --
             Payments on long-term debt                                  (8,544)        (9,261)
             Stock issued under stock option/purchase plans               1,521          5,868
             Treasury stock acquired                                         --         (2,857)
             Dividends paid                                              (3,790)        (3,852)
                                                                     ----------     ----------
             Net Cash Provided by Financing Activities                   38,381         60,798
                                                                     ----------     ----------
Decrease in Cash and Cash Equivalents                                   (13,437)        (7,142)

Cash and Cash Equivalents at Beginning of Year                           30,985         32,998
                                                                     ----------     ----------
Cash and Cash Equivalents at End of Period                           $   17,548     $   25,856
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

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                  --------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ------------------------------------------------

                        (In thousands except share data)

                                       Common Stock                                                           Treasury Stock
                                  ------------------------    Cumulative       Add'l                     -------------------------
                                   Number of                  Translation     Paid-In       Retained     Number of
                                    Shares        Amount      Adjustment      Capital       Earnings       Shares         Amount
                                  ----------    ----------    ----------     ----------    ----------    ----------     ----------

Balance September 1, 1998         16,132,583    $   80,663    $   (1,596)    $   14,285    $  328,597    (1,562,972)    $  (40,560)

 Net earnings for  six  months
   ended February 28, 1999                                                                     19,397


 Cash dividends - $.26 a share                                                                 (3,790)





  Translation adjustment                                             611



  Stock issued under stock option,
  purchase and bonus plans                                                           41                      57,065          1,480





                                  ----------    ----------    ----------     ----------    ----------    ----------     ----------
Balance,  February 28, 1999       16,132,583    $   80,663    $     (985)    $   14,326    $  344,204    (1,505,907)    $  (39,080)
                                  ==========    ==========    ==========     ==========    ==========    ==========     ==========


                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                  --------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  --------------------------------------------

NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                                                                               Total
                                   Long-Term              Current             Amount
                                     Debt                Maturities         Outstanding
                                  -----------------------------------------------------
 6.75%  notes due 2009            $  100,000             $       --         $  100,000
 7.20%  notes due 2005               100,000                     --            100,000
 6.80%  notes due 2007                50,000                     --             50,000
 8.49%  notes due 2001                14,285                  7,143             21,428
 8.75%  note  due 1999                                        4,284              4,284
 Other                                   587                    429              1,016
                                  ----------             ----------         ----------
                                  $  264,872             $   11,856         $  276,728
                                  ==========             ==========         ==========

On February 18, 1999, the Company sold $100 million of investment grade, unsecured notes with a coupon rate of 6.75%. The proceeds from the notes were used to retire short-term borrowings. The note agreements contain similar restrictive covenants to the 7.20% and 6.80% notes. The shelf registration for the $100 million notes provides for an additional $100 million of debt securities which may be issued in the future.

NOTE B  -  TAXES ON INCOME:

     Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C  - QUARTERLY FINANCIAL DATA:

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1999, the results of operations for the three months and six months then ended and the cash flows for the six months. The results of operations for the six month periods are not necessarily indicative of the results to be expected for a full year.

NOTE D - EARNINGS PER SHARE:

     There were no adjustments to net earnings to arrive at net income for either the three months or six months ended February 28, 1998. The reconciliation of the denominators of the earnings per share calculations are as follows:

                                                                     Three months                    Six months
                                                                   ended February 28,             ended February 28,
                                                                1999             1998           1999               1998
                                                             ----------       ----------      ----------        ----------
Shares outstanding for basic earnings per share              14,607,065       14,774,164      14,592,565        14,744,931
Effect of dilutive securities:
          Stock options/purchase plans                          161,797          245,700         122,291           268,987
Shares outstanding for dilutive earnings per share           14,768,862       15,019,864      14,714,856        15,013,918

     Stock options with total share commitments of 1,365,962 at February 28, 1999 were anti-dilutive based on an average share price of $25.13 for the quarter and exercise prices between $26.25 and $29.81. The options expire at various dates between 2003 and 2006.

NOTE E - OTHER COMPREHENSIVE INCOME:

The Company's required disclosure is limited to foreign currency translation adjustments. Such adjustments totaled $(111,000) and $611,000 in the quarter and six months ended February 28, 1999, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE

                       CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                 (in millions)

                 2ND QTR        2nd Qtr     SIX MONTHS    Six Months
                 FY 1999        FY 1998      FY 1999       FY 1998
                ----------    ----------    ----------    ----------

Revenues        $      551    $      568    $    1,100    $    1,119

Net earnings           8.4           8.3          19.4          16.4

Cash flow             20.7          20.5          43.9          40.3

EBITDA                29.6          29.1          63.9          57.3

LIFO reserve          17.6          28.9

SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER

- Net earnings comparable with the prior year period.

- Fabrication operations propel Steel Group earnings above last year.

- A second litigation settlement received, $1.5 million, after tax.

- Recycling segment recorded a modest loss in poor markets.

- Marketing and Trading segment remains profitable in a chaotic market.

CONSOLIDATED DATA

The LIFO method of inventory valuation increased net earnings for the quarter $1.2 million (8 cents per share diluted) compared to an increase of $270 thousand (2 cents per share diluted) last year. For the six months net earnings were $3.2 million higher (22 cents per share diluted) compared to an increase of $792 thousand (5 cents per share diluted) last year.

SEGMENT OPERATING DATA

     Revenues and operating profit by business segment are shown in the following table:

                                  Three months ended                Six  months  ended
                             -----------------------------     -----------------------------
                                Feb 28           Feb 28           Feb 28           Feb 28
                                 1999             1998             1999             1998
                             ------------     ------------     ------------     ------------

REVENUES:
   Manufacturing             $    289,165     $    279,120     $    593,251     $    570,038
   Recycling                       76,561          104,894          155,136          209,020
   Marketing and
    Trading                       202,824          198,113          386,988          370,889
   Corporate and
    Eliminations                  (18,013)         (13,949)         (35,462)         (31,268)
                             ------------     ------------     ------------     ------------
                             $    550,537     $    568,178     $  1,099,913     $  1,118,679


OPERATING PROFIT:
   Manufacturing             $     16,716     $     13,986     $     40,309     $     28,656
   Recycling                       (1,731)             500           (5,854)              10
   Marketing and
    Trading                         4,693            4,288            9,342            7,676
   Corporate and
    Eliminations                   (1,681)          (1,368)          (3,341)          (2,035)
                             ------------     ------------     ------------     ------------
                             $     17,997     $     17,406     $     40,456     $     34,307


MANUFACTURING -

     Operating profit for the segment was 20% ahead of last year's comparable quarter on 4% higher revenues. Steel mill results were level with last year, but the steel fabrication businesses had a strong quarter. Copper Tube Division operating results were well ahead of last year.

     Steel prices were mixed as reflected in the table below:

                                   2nd Qtr 1999     2nd Qtr 1998
                                   ------------     ------------
Average mill selling price          $      302       $      322
Average fab selling price                  687              672
Average scrap purchase price                74              119

     With continued strong performances in downstream fabrication businesses, lower material costs, and a second graphite electrode litigation settlement ($1.5 million net after tax), the Steel Group operating profit was 20% ahead of last year. The flood of steel imports into the United States depressed mill selling prices and was the principal cause of a decline in mill shipments to 391,000 tons from 466,000 in the comparable period last year. The mills absorbed an after-tax charge of $1.5 million relating to construction interference with operations and start-up costs associated with major mill construction projects at SMI South Carolina and SMI Alabama. Steel mill margins were aided by the continuing descent of scrap prices with resulting mill operating profits being equal to last year.

     At quarter end, hot commissioning was underway at the new rolling mill and ancillary equipment at SMI South Carolina. The new finishing line at SMI Alabama is scheduled to be completed by the end of April. Start-up costs should be incurred through the end of April with depreciation of the projects to begin in May.

     Operating profits in the steel fabrication businesses continued strong with a 33% increase over last year's second quarter. All areas reported excellent results except for some large structural steel projects. Fabricated steel shipments totaled 199,000 tons and were a record for a second quarter; this compared with 185,000 tons in the prior year. The average fab selling price rose $15 per ton, partially because of product mix, while the cost of steel purchased declined.

     The Copper Tube Division operating profit rose 32% above the same period last year due to better metal spreads on flat revenues. Demand for plumbing tube was buoyed by the strong housing sector. Shipments increased 5% versus the second quarter last year and production also was higher.

RECYCLING -

     The Recycling segment reported a moderate loss compared with a modest profit in the year ago quarter. Market conditions remained poor as pricing continued downward resulting in a 27% reduction in sales dollars. However, profitability for the quarter was better than the first quarter of this year as operating cost reduction efforts took effect. Cash flow from operations was positive. Ferrous scrap tonnage shipped was down 11% and ferrous sales prices were an average $41 per ton or 32% below last year. Nonferrous prices weakened further, over 20% lower than a year ago, and the intake of scrap remained depressed; yet, nonferrous margins were slightly higher. Total volume of scrap processed including the Steel Group processing plants was 474,000 tons against 480,000 tons last year.

MARKETING AND TRADING -

     International metal markets continued in tremendous oversupply coupled with extraordinary price declines. Steel prices were lower by $55 to $75 per metric ton compared with the second quarter of fiscal 1998, which also led to more extensive claims than is normal. Gross margins in steel marketing and distribution as well as steel trading remained under pressure because of the difficult market conditions. In this environment the segment's 9% operating profit improvement over the prior year's second quarter on revenue increases of only 2% was a remarkable continuing accomplishment. The segment achieved further market penetration in tough markets for nonferrous metal products and maintained profitability. It was another profitable quarter in other product lines including ores, minerals, ferrous raw materials, primary metals and industrial products.

YEAR 2000

     As described in its Form 10K report for the year ended August 31,1998, the Company has a comprehensive program to meet anticipated Year 2000 concerns. It continues on schedule with this program. Steel Group computer migration after-tax expense this quarter was $2.0 million, compared with $1.3 million last year. The Recycling segment's cost was minimal; Marketing and Trading and the Corporate office continued to capitalize their project costs.

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

OUTLOOK

     The outlook is mixed. Construction markets are strong and there is evidence of a pickup in the manufacturing sector of the U.S. economy. Customer inventories of steel and nonferrous metal products have been reduced. Japan might finally be hitting bottom. Overall, though, global markets likely will continue in the doldrums for the next few quarters.

     Steel mill prices appear to be stabilizing and manufacturing margins should hold at satisfactory levels, primarily because the costs of raw material and supplies will remain depressed. Steel shipments should pick up. The level of steel imports continues to be a critical matter. Another key issue is how quickly the two mill start ups progress. These two major projects will affect profitability this year through start-up costs, higher depreciation, and increased interest expense. Cash flow from operations will gain from the increase in depreciation.

     The outlook for steel fabrication is positive, and downstream operations should benefit from the lower mill prices coupled with firm fab prices. The Company's strong presence in fabrication is providing price and margin stability. Residential construction is very firm; consequently, good demand for copper tube is expected to continue. Indications are that the Federal transportation bill is leading to greater spending for highways and bridges. In general, steel bar and structural steel consumption should shift toward the public sector during the next few years.

     At quarter's close ferrous scrap prices again were weakening and nonferrous scrap prices were touching recent lows; accordingly, the third quarter of fiscal 1999 will be at least as difficult as the second quarter for the Recycling segment.

     In Marketing and Trading, some firming of steel prices in world markets is anticipated, but it may be several more quarters before there is a sustained recovery in those markets. Steel imports into the U.S.A. are forecast to decline. The relatively weak worldwide demand and prices for nonferrous metals will persist for several quarters and it appears that any recovery abroad will be slow. More stable prices, though, should enhance unit margins. Meanwhile, the Company will continue to capitalize on supply opportunities which have resulted from the financial and market dislocations throughout the world.

     The Company's capital projects should increase earnings power and sustainable growth, more notably beginning fiscal year 2000. The Company's vertical integration and unique business mix will continue to benefit operations. The production cutbacks, plant closures and cancellation of new projects by metals companies around the world, albeit insufficient thus far, coupled with the stimulus from various economic packages, are setting the stage for the elimination of excess capacity and a recovery in pricing.

     This outlook section and fifth paragraph under the Manufacturing commentary above contain forward-looking statements regarding the outlook for the Company's short-term financial results including shipments, pricing, demand, general market conditions, and anticipated construction project completion and start-up. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, unanticipated start-up expenses and delays, metals pricing over which the Company exerts little influence, new capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing, global factors including credit availability, currency fluctuations, timing of litigation settlements and decisions by governments impacting the level and pace of overall economic growth.

LIQUIDITY

     Cash flow from operations before changes in operating assets and liabilities for the six months was $44 million compared to $40 million last year, the increase coming by way of higher net earnings. Accounts receivable decreased $7 million due to decreases in the manufacturing segment offset by increases in marketing and trading. Inventories increased in the Company's domestic trading operations. Other assets decreased due to repayment of advances for materials. Accounts payable and accrued expenses decreased $21 million, about the same as the comparable period last year.

       The Company financed working capital, capital expenditure requirements, and paid down short term debt with a second quarter public offering of $100 million investment grade, unsecured 6.75% ten year notes. The offering also included a shelf registration of $100 million. Short term borrowings were reduced $50 million and long-term debt was reduced $9 million. The Company invested $84 million in capital expenditures as part of its anticipated $150 million annual capital program.

     At February 28,1999, there were 14,626,676 common shares issued and outstanding with 1,505,907 held in the Company's treasury. Stockholders' equity was $399 million or $27.29 per share.

     Net working capital was $294 million at February 28,1999 compared to $247 million at August 31,1998. The current ratio was 1.8 compared to 1.6 at August 31,1998. The Company's effective tax rate for the six months was 37.3%, compared to 36.7% last year.

     Long-term debt as a percent of total capitalization was 38.6% at February 28,1999 compared to 30.1% at August 31,1998. The ratio of total debt to total capitalization plus short-term debt stood at 43.7%, lower than the first quarter but an increase from year end due to capital expenditure and working capital requirements.

PART II OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the information incorporated by reference from Item
3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1998 filed November 24, 1998, with the Securities and Exchange Commission.

     During the quarter ended February 28, 1999, the Company received a settlement payment of $2.3 million before taxes from one of several defendants in litigation brought by the Company and other purchasers of graphite electrodes. The lawsuit alleges illegal price-fixing and other anti-competition acts by manufacturers of graphite electrodes.


     ITEM 2. CHANGES IN SECURITIES

             Not Applicable


     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             Not Applicable


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the registrant's annual meeting of stockholders held January 28, 1999, a total of 13,236,250 shares of common stock or approximately 90% percent of those outstanding and entitled to vote were present in person or by proxy. There was no solicitation in opposition to management's nominees and all such nominees were elected as set forth in the following tabulation:


    Nominee                     Votes For           Votes Withheld
    -------                     ---------           --------------
A. Leo Howell                   12,500,814              735,436
Dorothy G. Owen                 12,530,563              705,687

     Stockholders approved the proposed amendment to the Company's 1996 Long-Term Incentive Plan by the following vote:

                For                Against            Abstain
            ----------            ---------           -------
            11,889,339            1,293,088            53,823

     Stockholders also approved the ratification of the appointment of Deloitte & Touche LLP as auditors of the registrant for the fiscal year ending August 31, 1999, by the following vote:

               For                 Against            Abstain
            ----------            ---------           -------
            13,159,340             63,238              13,672

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

                                      COMMERCIAL METALS COMPANY



April 8, 1999                         /s/ WILLIAM B. LARSON
                                         -------------------------
                                         William B. Larson
                                         Vice President
                                         & Chief Financial Officer




April 8, 1999                         /s/ MALINDA G. SULLIVAN
                                         -------------------------
                                         Malinda G. Sullivan
                                         Controller

                               INDEX TO EXHIBIT

Exhibit
  No.              Description
-------            -----------
  27               Financial Data Schedule
