Form 10-Q
period 1999-05-31
COMMERCIAL METALS CO
filed 1999-07-01
CIK 22444

                                    FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                      ------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   -------------------------------------------

For quarter ended May 31, 1999
Commission File Number 1-4304

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

                        --------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

As of May 31, 1999 there were 14,332,692 shares of the Company's common stock issued and outstanding excluding 1,799,891 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I - Financial Statements:

    Consolidated Balance Sheets -
       May 31, 1999 and August 31, 1998                                    2-3

    Consolidated Statements of Earnings -
       Three months and nine months ended
        May 31, 1999 and 1998                                                4

    Consolidated Statements of Cash Flows -
       Nine months ended May 31, 1999 and 1998                               5

    Consolidated Statement of Stockholders' Equity
       For the nine months ended May 31, 1999                                6

    Notes to Consolidated Financial Statements                               7

    Management's Discussion and Analysis of the
       Consolidated Financial Statements                                  8-14

PART II - Other Information and Signatures                               15-16

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                        (In thousands except share data)

                                                          May 31,             August 31,
                                                           1999                  1998
                                                       -----------           -----------

CURRENT ASSETS:
     Cash                                              $    32,520           $    30,985
     Accounts receivable (less allowance for
        collection losses of $8,019 and $8,120)            318,149               318,655
     Inventories                                           233,803               257,231
     Other                                                  54,251                66,629
                                                       -----------           -----------
               TOTAL CURRENT ASSETS                        638,723               673,500

OTHER ASSETS                                                13,569                10,655

PROPERTY, PLANT, AND EQUIPMENT, at cost:
     Land                                                   25,394                24,967
     Buildings                                              84,805                67,505
     Equipment                                             597,635               499,899
     Leasehold improvements                                 28,956                26,084
     Construction in process                                58,880                61,946

                                                       -----------           -----------
                                                           795,670               680,401
     Less accumulated depreciation
        and amortization                                  (395,192)             (361,939)
                                                       -----------           -----------
                                                           400,478               318,462

                                                       -----------           -----------
                                                       $ 1,052,770           $ 1,002,617

                                                       ===========           ===========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                       ( In thousands except share data )

                                                            May 31,       August 31,
                                                             1999            1998
                                                          -----------    -----------

CURRENT LIABILITIES:
     Commercial paper                                     $    25,000    $    40,000
     Notes payable                                              9,644         60,809
     Accounts payable                                         164,584        156,389
     Other payables and accrued expenses                      154,863        150,512
     Income taxes payable                                         725          6,870
     Current maturities of long-term debt                       9,704         11,483
                                                          -----------    -----------
               TOTAL CURRENT LIABILITIES                      364,520        426,063

DEFERRED INCOME TAXES                                          21,376         21,376

LONG-TERM DEBT                                                264,863        173,789

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Capital stock:
          Preferred stock                                          --             --

          Common stock, par value $5.00 a share;
            authorized 40,000,000 shares; issued
            16,132,583 shares, outstanding
            14,332,692 and 14,569,611 shares                   80,663         80,663

     Additional paid-in capital                                14,262         14,285
     Cumulative translation adjustment                           (650)        (1,596)
     Retained earnings                                        353,320        328,597

                                                          -----------    -----------
                                                              447,595        421,949
     Less treasury stock,
     1,799,891 and 1,562,972 shares at cost                   (45,584)       (40,560)

                                                          -----------    -----------
                                                              402,011        381,389

                                                          -----------    -----------
                                                          $ 1,052,770    $ 1,002,617

                                                          ===========    ===========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF EARNINGS


                        (In thousands except share data)


                                              Three months ended               Nine months ended
                                                   May 31,                          May 31,
                                        ----------------------------      ----------------------------
                                            1999            1998             1999            1998
                                        -----------      -----------      -----------      -----------

NET SALES                               $   582,154      $   606,099      $ 1,682,067      $ 1,724,778

COSTS AND EXPENSES:

     Cost of goods sold                     506,015          532,263        1,461,645        1,520,857

     Selling, general and
      administrative expenses                50,601           46,213          145,567          132,585

     Interest expense                         4,088            4,720           13,632           13,117

     Employees' retirement plans              3,917            4,908           12,778           14,314
                                        -----------      -----------      -----------      -----------
                                            564,621          588,104        1,633,622        1,680,873

EARNINGS BEFORE INCOME TAXES                 17,533           17,995           48,445           43,905

INCOME TAXES                                  6,531            6,604           18,046           16,113

                                        -----------      -----------      -----------      -----------
NET EARNINGS                            $    11,002      $    11,391      $    30,399      $    27,792

                                        ===========      ===========      ===========      ===========


Basic earnings per share                $      0.76      $      0.77      $      2.09      $      1.88

Diluted earnings per share              $      0.76      $      0.75      $      2.07      $      1.84

Cash dividends per share                $      0.13      $      0.13      $      0.39      $      0.39

Average basic shares outstanding         14,493,180       14,870,346       14,559,437       14,786,736

Average diluted shares outstanding       14,562,281       15,254,211       14,663,998       15,112,299


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                          Nine months ended
                                                                               May 31,
                                                                     -------------------------
                                                                        1999            1998
----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                     $  30,399       $  27,792
    Adjustments to earnings not requiring cash:
        Depreciation and amortization                                   36,621          34,722
        Provision for losses on receivables                              1,789           1,957
        Other                                                             (125)            (95)

                                                                     ---------       ---------
    Cash flows from operations before changes in
      current assets and liabilities                                    68,684          64,376

    Changes in current assets and liabilities:

        Decrease (increase) in receivables                              (1,283)        (54,600)
        Decrease (increase) in inventories                              23,428         (36,024)
        Decrease (increase) in other assets                             10,410          (8,100)
        Increase (decrease) in accounts payable,
           accrued expenses and income taxes                             6,401          33,299

                                                                     ---------       ---------
    Net Cash Provided (Used) by Operating Activities                   107,640          (1,049)

----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property, plant and equipment                         (118,637)        (87,669)
    Sales of property, plant and equipment                                 125              95

                                                                     ---------       ---------
    Net Cash Used by Investing Activities                             (118,512)        (87,574)

----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Commercial paper - net change                                      (15,000)         40,000
    Notes payable - net change                                         (51,165)         58,000
    New long-term debt                                                 100,000            --
    Payments on long-term debt                                         (10,705)        (11,428)
    Stock issued under stock option and purchase plans                   1,614           7,500
    Treasury stock acquired                                             (6,661)         (2,857)
    Dividends paid                                                      (5,676)         (5,797)

                                                                     ---------       ---------
    Net Cash Provided by Financing Activities                           12,407          85,418

----------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                         1,535          (3,205)

Cash and Cash Equivalents at Beginning of Year                          30,985          32,998

                                                                     ---------       ---------
Cash and Cash Equivalents at End of Period                           $  32,520       $  29,793

                                                                     =========       =========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (In thousands except share data)


                                               Common Stock                                                    Treasury Stock
                                          ---------------------                                            -----------------------
                                                                   Cumulative    Add'l
                                          Number of                Translation  Paid-In       Retained     Number of
                                            Shares      Amount    Adjustment    Capital       Earnings       Shares      Amount
                                          ----------    -------   ------------  --------     ----------    ----------   ----------

Balance September 1, 1998                 16,132,583    $80,663     ($1,596)     $14,285     $  328,597    (1,562,972)  ($  40,560)

   Net earnings for  nine  months
     ended May 31, 1999                                                                          30,399


   Cash dividends - $.39 a share                                                                 (5,676)


    Treasury stock acquired                                                                                  (300,000)      (6,661)


    Translation adjustment                                              946



    Stock issued under stock option,
     purchase and bonus plans                                                        (23)                      63,081        1,637


                                          ----------    -------     -------      -------     ----------    ----------   ----------
Balance,  May 31, 1999                    16,132,583    $80,663     ($  650)     $14,262     $  353,320    (1,799,891)  ($  45,584)

                                          ==========    =======     =======      =======     ==========    ==========   ==========


                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - LONG-TERM DEBT AND EQUITY (in thousands):

                                                                     Total
                                   Long-Term        Current          Amount
                                      Debt        Maturities      Outstanding
                                   ---------      ----------      -----------
6.75% notes due 2009               $ 100,000         $    --         $100,000
7.20% notes due 2005                 100,000              --          100,000
6.80% notes due 2007                  50,000              --           50,000
8.49% notes due 2001                  14,285           7,143           21,428
8.75% note due 1999                                    2,141            2,141
Other                                    578             420              998

                                   ---------      ----------      -----------
                                   $ 264,863         $ 9,704         $274,567

                                   =========      ==========      ===========

NOTE B - TAXES ON INCOME:
     Provision for taxes on income includes estimated United States taxes on undistributed earnings of subsidiaries outside the United States.

NOTE C - QUARTERLY FINANCIAL DATA:
     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1999, the results of operations for the three months and nine months then ended and the cash flows for the nine months. The results of operations for the nine month periods are not necessarily indicative of the results to be expected for a full year.

NOTE D - EARNINGS PER SHARE:
     There were no adjustments to net earnings to arrive at net income for either the three months or nine months ended May 31, 1999 and 1998. The reconciliation of the denominators of the earnings per share calculations are as follows:


                                                           Three months                 Nine months
                                                          ended  May 31,               ended May 31,
                                                        1999          1998          1999          1998

                                                     ----------    ----------    ----------    ----------
Shares outstanding for basic earnings per share      14,493,180    14,870,346    14,559,437    14,786,736
Effect of dilutive securities:
      Stock options/purchase plans                       69,101       383,865       104,561       325,563
Shares outstanding for dilutive earnings per share   14,562,281    15,254,211    14,663,998    15,112,299

     Stock options with total share commitments of 1,584,437 at May 31, 1999 were anti-dilutive based on an average share price of $22.45 for the quarter and exercise prices between $24.50 and $29.81. The options expire at various dates between 2003 and 2006.

NOTE E - OTHER COMPREHENSIVE INCOME:
     The Company's foreign currency translation adjustments totaled $335,000 and $946,000 in the quarter and nine months ended May 31, 1999, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS


                       CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

                                                            Nine months ended
                          Third Quarter                          May 31,
                      ----------------------             -----------------------
                      1999             1998               1999            1998
                      -----            -----             ------          ------

Net sales             $ 582            $ 606             $1,682          $1,725

Net earnings           11.0             11.4               30.4            27.8

Cash flow              24.8             24.0               68.7            64.4

EBITDA                 34.8             34.4               98.7            91.7

LIFO reserve           12.2             28.5


SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

- Net earnings including start up costs were comparable to the prior year period.

- Higher steel fabrication and copper tube profitability sustained the Manufacturing Segment.

- Steel minimill operating profit declined from the prior year period due to construction interference, an import surge at very low prices, and a transformer problem at the Texas mill.

- The Company acquired Construction Materials, Inc., expanding its concrete - related products business.

- The Recycling segment recorded a smaller loss than the prior year period in continuing poor market conditions.

- The Marketing and Trading segment continued to be profitable despite global oversupply and depressed prices.

CONSOLIDATED DATA

The LIFO method of inventory valuation increased net earnings for the quarter $3.5 million (24 cents per diluted share) compared to an increase of $280 thousand (2 cents per diluted share) last year. For the nine months, net earnings were $6.7 million higher (45 cents per diluted share) compared to an increase of $1.1 million (7 cents per diluted share) last year.

SEGMENT OPERATING DATA
(in thousands)

Net sales and operating profit by business segment are shown in the following table:

                                              Three  months ended                  Nine months ended
                                                    May 31,                               May 31,
                                         ----------------------------         ------------------------------
                                            1999              1998                1999              1998
                                         ---------          ---------         -----------        -----------

NET SALES:
   Manufacturing                         $ 306,316          $ 313,719         $   899,567        $   883,757
   Recycling                                81,591            109,087             236,727            318,107
   Marketing and Trading                   202,486            199,866             589,474            570,755
   Corporate and Elimination                (8,239)           (16,573)            (43,701)           (47,841)
                                         ---------          ---------         -----------        -----------
                                         $ 582,154          $ 606,099          $1,682,067        $ 1,724,778
                                         =========          =========          ==========        ===========

OPERATING PROFIT (LOSS):
   Manufacturing                         $  19,608          $  19,683         $    59,917        $    48,339
   Recycling                                  (255)              (420)             (6,109)              (410)
   Marketing and Trading                     4,825              4,962              14,167             12,638
   Corporate and Elimination                (2,557)            (1,510)             (5,898)            (3,545)
                                         ---------          ---------         -----------        -----------
                                         $  21,621          $  22,715         $    62,077        $    57,022
                                         =========          =========         ===========        ===========

MANUFACTURING -

The Company's Manufacturing segment consists of the Steel Group and the Copper Tube Division. Operating profit for the segment was comparable to last year's third quarter while revenues decreased 2%. Operating profit for the Company's four steel minimills was 42% below the prior year period. This was offset by higher earnings of the steel fabrication businesses and significantly better operating profit for the Copper Tube Division. Segment net sales decreased due to lower steel mill production levels and selling prices. However, margins were aided by lower raw material costs.

Steel prices were mixed as reflected in the table below:

                                                  Three months ended
                                                       May 31,
                                                 --------------------
                                                 1999            1998
                                                 ----            ----

          Average mill selling price             $290            $326
          Average fab selling price               667             649
          Average scrap purchase price             73             113

The Steel Group operating profit was 8% below last year's third quarter. Mill shipments declined 8% to 449,000 tons from 490,000 tons while production levels were significantly down from last year because of major construction projects at the SMI Alabama and SMI South Carolina mills, the impact of imports and a transformer failure at the SMI Texas mill. However, margins were aided by lower scrap prices. While the average mill selling price was $36 per ton below last year, average scrap purchase costs were lower by $40 per ton. The mills absorbed an after-tax charge $1.8 million relating to construction interference with operations and start-up costs associated with the construction projects.

The new 800,000 tons per year rolling mill in South Carolina was commissioned in April, and in May, the Company began commissioning the new automated finishing line at the Alabama mill. Additional depreciation and amortization expense of $
1.2 million was incurred in May for the South Carolina mill, and depreciation will begin in June for the Alabama project.

Net sales and operating profit in the fabrication businesses were significantly above the prior year's third quarter in spite of losses on several large structural steel jobs. Fabricated steel shipments totaled 222,000 tons, and were identical to the prior year period. The average fab selling price rose $18 per ton, partially because of product mix, while the cost of steel purchased declined. During the quarter, the Steel Group acquired substantially all of the assets of Construction Materials, Inc., expanding its concrete-related products business into Louisiana.

The Steel Group computer migration project after-tax expense for the third quarter 1999 was $2.3 million compared with $ 1.6 million last year.

The Copper Tube Division operating profit almost doubled the same period last year due to better material spreads, while net sales increased 4%. Demand for plumbing and refrigeration tube was buoyed by the strong housing sector in the third quarter 1999. Copper tube shipments increased 2% versus the third quarter last year and production was 8% higher.

RECYCLING -

The Recycling segment reported an operating loss of $255,000 for the third quarter 1999, which represented a 39% improvement from the prior year period loss of $420,000. Market conditions remained poor which resulted in a 25% decrease in net sales. However, results were better than the second quarter due to cost reductions at the processing plants. Cash flow from operations was positive. Ferrous scrap tonnage shipped decreased 1% and ferrous sales prices were an average $80 per ton or 30% lower than a year ago. The intake of scrap remained depressed. Nonferrous shipments increased 6%, and margins were higher. Total volume of scrap processed, including the Steel Group processing plants, was 528,000 tons, an increase of 9% from the 483,000 tons processed during the prior year period.

MARKETING AND TRADING -

Operating income for the Marketing and Trading segment was 3% lower than the prior year's third quarter, while net sales increased 1%. International metal markets continued to be oversupplied, and world prices remained depressed. Steel prices were substantially below last year and gross margins in steel marketing and distribution as well as steel trading consequently remained tight. The Company achieved further penetration in highly competitive, low priced markets for nonferrous metal products and maintained profitability through product line expansion. The industrial raw materials and products including ores, minerals, ferrous raw materials and primary metals remained profitable despite the pricing pressures.

YEAR 2000 -

As described in its Form 10K report for the year ended August 31, 1998, the Company has a comprehensive program to meet anticipated Year 2000 concerns. It continues to be substantially on schedule with this program. Steel Group computer migration after-tax expense this quarter was $2.3 million. Recycling, Marketing and Trading, and Corporate costs were minimal.

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

OUTLOOK -

The outlook is mixed. Demand from the construction and manufacturing sectors of the U.S. economy remains strong whereas global markets still are weak. Low inventory levels for steel and nonferrous metal products in certain markets have stimulated orders, and international steel prices have had some recovery, albeit from depressed levels.

Improved realized prices for the Company's steel bar products are anticipated, and manufacturing margins should remain consistent, primarily because any increases in the costs of raw material and supplies also should be modest. Steel mill production and shipments are expected to increase as the new mill projects are commissioned and become operational. The outlook for steel fabrication remains favorable, and the Company's downstream operations should benefit from the lower mill prices coupled with steady fab prices. Residential construction remains robust; consequently, the demand for copper tube is expected to remain strong. Indications are that the Federal transportation bill is leading to greater spending for highways and bridges. In general, steel bar and structural steel consumption should shift towards the public sector during the next few years.

Ferrous scrap prices were somewhat firmer at the end of the quarter while nonferrous prices were weaker. Domestic demand is good, but export markets still are shaky. The fourth quarter of fiscal 1999 is likely to be comparable to the third quarter for the Recycling segment.

In Marketing and Trading, most steel prices have marginally improved. Steel imports into the U.S. are forecast to decline, primarily due to anti-dumping and competitive domestic prices. The weak worldwide demand and prices for nonferrous metals will persist for the near future. The relatively more stable prices, though, should improve profit margins. The Company will continue to capitalize on opportunities that arise from the financial and market dislocations around the globe.

The Company's capital investments should generate additional net sales and earnings, especially beginning in the year 2000. The Company's vertical integration and unique business mix will continue to benefit operations, and a more favorable pricing environment is anticipated.

This outlook section and third paragraph under the Manufacturing commentary above contain forward-looking statements regarding the outlook for the Company's short-term financial results including shipments, pricing, demand, production rates, general market conditions, and anticipated construction project completion and start-up. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, unanticipated start-up expenses and delays, metals pricing over which the Company exerts little influence, new capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing, global factors including credit availability, currency fluctuations, timing of litigation settlements and decisions by governments impacting the level and pace of overall economic growth.

LIQUIDITY

Cash flows from operations before changes in operating assets and liabilities for the nine months were $68.7 million compared to $64.4 million last year, due to higher net earnings, and depreciation and amortization. Inventories decreased $23.4 million with decreases in all segments due to decreased purchase prices and the Company's efforts to reduce its working capital requirements. Other assets decreased $10.4 million due to lower advances for materials. Accounts payable and accrued expenses increased $6.4 million, primarily due to provisions for employee benefit plans.

The Company paid down short term debt with a second quarter public offering of $100 million investment grade, unsecured 6.75% ten year notes. The offering also included a shelf registration of $100 million. The Company also reduced its long-term debt by $10.7 million. The Company invested $118.6 million in capital expenditures, primarily for its South Carolina and Alabama mill projects, as part of its anticipated $150 million annual capital program.

At May 31, 1999, there were 14,322,692 common shares issued and outstanding with 1,799,891 held in the Company's treasury. Stockholders' equity was $402 million or $28.05 per share. During the third quarter, the Company repurchased 300,000 shares of common stock at an average price of $22.20.

Net working capital was $274 million at May 31, 1999 compared to $247 million at August 31,1998. The current ratio was 1.8 compared to 1.6 at August 31,1998. The Company's effective tax rate for the nine months was 37.3%, compared to 36.7% last year.

Long-term debt as a percent of total capitalization was 38.5% at May 31, 1999 compared to 30.1% at August 31, 1998. The ratio of total debt to total capitalization plus short-term debt stood at 42.2%, lower than the second quarter but an increase from year end due to capital expenditures and working capital requirements.

PART II   OTHER INFORMATION



     ITEM 1.   LEGAL PROCEEDINGS

     Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1998, filed November 24, 1998, with the Securities and Exchange Commission.


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

               27. Financial Data Schedule for the period ended May 31, 1999.

          B. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMMERCIAL METALS COMPANY


                                             /s/ WILLIAM B. LARSON
July 1, 1999                                 William B. Larson
                                             Vice President
                                             & Chief Financial Officer



                                             /s/ MALINDA G. SULLIVAN
July 1, 1999                                 Malinda G. Sullivan
                                             Controller

                               INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION
-----------    -----------
   27          Financial Data Schedule