Form 10-K
period 1999-08-31
COMMERCIAL METALS CO
filed 1999-11-24
CIK 22444

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

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM -------- TO --------

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                                          NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                      ON WHICH REGISTERED
                  -------------------                                     ---------------------
               Common Stock, $5 par value                                New York Stock Exchange
      Rights to Purchase Series A Preferred Stock                        New York Stock Exchange

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

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK ON NOVEMBER 19, 1999, HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE OF $33.375 PER SHARE ON NOVEMBER 19, 1999, ON THE NEW YORK STOCK EXCHANGE WAS APPROXIMATELY $441,840,978. (FOR PURPOSES OF DETERMINATION OF THIS AMOUNT, ONLY DIRECTORS, EXECUTIVE OFFICERS AND 10% OR GREATER STOCKHOLDERS HAVE BEEN DEEMED AFFILIATES).

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 19, 1999: COMMON STOCK, $5.00 PAR -- 14,384,695.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE INTO THE LISTED PART OF FORM 10-K:

REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 27, 2000 -- PART III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


ITEM 1.  BUSINESS

         Commercial Metals Company was incorporated in 1946 in Delaware as a successor to a secondary metals recycling business in existence since approximately 1915. Commercial Metals maintains executive offices at 7800 Stemmons Freeway, Dallas, Texas 75247, telephone 214/689-4300. The terms "Commercial Metals," "we," "us," "our," or "Company" as used in this annual report include Commercial Metals Company and its consolidated subsidiaries. Our fiscal year ends August 31 and all references to years refer to the fiscal year ended August 31 of that year unless otherwise noted.

         We consider our businesses to be organized into three segments - (i) manufacturing, (ii) recycling and (iii) marketing and trading. Our activities are primarily concerned with metals related activities. Financial information for the last three fiscal years concerning the segments is incorporated herein by reference from "Note 12 Business Segments," of the notes to consolidated financial statements at Part II, Item 8.


THE MANUFACTURING SEGMENT

         The manufacturing segment is our dominant and most rapidly expanding segment in terms of assets employed, capital expenditures, operating profit and number of employees. It consists of two entities, the CMC steel group and the Howell Metal Company subsidiary, a manufacturer of copper tubing. The steel group is by far the more significant entity in this segment, with subsidiaries operating four steel minimills, nineteen steel fabrication plants, four steel joist manufacturing facilities, four steel fence post manufacturing plants, a heat treating plant, eight metals recycling plants, a railcar rebuilding facility, eighteen concrete related product warehouses, an industrial products supply facility and a railroad salvage company.

         We endeavor to operate all four minimills at full capacity to minimize product costs. We emphasize increases in capacity, productivity and enhancements in product mix through both operating and capital improvements. The steel minimill business is capital intensive, with substantial capital expenditures required on a regular basis to remain competitive as a low cost producer. Over the past three fiscal years, approximately $212 million, or 64% of our total capital expenditures, have been for minimill projects. Our historical emphasis on productivity improvements has been reflected in a generally increasing number of tons of steel melted, rolled and shipped from the minimills. During 1999, major capital improvement projects included the completion of the new rolling mill and ancillary equipment at our South Carolina minimill and a new finishing line at our Alabama minimill. As a result of construction interference and equipment start-up related to these projects along with unprecedented levels of steel imports, minimill production and shipments declined in 1999.


                                      1997                      1998                      1999
                                    ---------                 ---------                 ---------
         Tons Melted                1,755,000                 1,932,000                 1,582,000

         Tons Rolled                1,581,000                 1,693,000                 1,410,000

         Tons Shipped               1,926,000                 2,008,000                 1,685,000

         Our largest steel minimill, is located at Seguin, Texas, near San Antonio. Our steel minimill in Birmingham, Alabama, was acquired in 1983. Our South Carolina minimill, located in Cayce, South Carolina, was acquired in November 1994 as part of the acquisition of Owen Steel Company, Inc. and affiliates. A fourth, much smaller mill, has been in operation since 1987 and is located near Magnolia, Arkansas.

         The Texas, Alabama and South Carolina mills consist of melt shops with electric arc furnaces that melt steel scrap, continuous casting facilities to shape the molten metal into billets, reheating furnaces, rolling mills, mechanical cooling beds, finishing facilities and supporting facilities. The mills utilize both a fleet of trucks we own and private haulers to transport finished products to customers and our fabricating shops. The capacity of our Texas minimill is approximately 900,000 tons per year melted and 800,000 rolled. Our Alabama mill's annual capacity is approximately 600,000 tons melted and 575,000 rolled. Our South Carolina mill's annual capacity is approximately 700,000 tons melted, and the new rolling mill which commenced start up in 1999 should increase rolling capacity to approximately 800,000 tons rolled when fully operational.

         Our Texas minimill manufactures steel reinforcing bars, angles, rounds, channels, flats, and special sections used primarily in highways, reinforced concrete structures and manufacturing. Our Texas minimill sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. Its primary markets are located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico, although products are shipped to approximately 30 states and Mexico. Our Texas minimill melted 670,000 tons during 1999, compared to 847,000 tons during the prior year, and rolled 638,000 tons, down 119,000 tons from 1998. The decreases in production and shipments were caused by competition from imports and transformer failures.

         During 1999, work on improvements to the Alabama mill finishing area included a new cooling bed, straighteners and stackers which were commissioned in June, 1999. The melt shop at the Alabama mill recorded 1999 production of 428,000 tons, and 292,000 tons were rolled. Our Alabama minimill primarily manufactures products that are larger in size than our other three minimills, such as mid-size structural steel products including angles, channels, up to eight-inch wide flange beams and special bar quality rounds and flats. Customers include primarily service centers, as well as the construction, manufacturing, and fabricating industries in the primary market areas of Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.

         Our South Carolina minimill manufactures primarily steel reinforcing bars with limited but increasing production of angles, rounds, squares, fence post sections and flats. Its primary market area includes the Southeast and mid-Atlantic area south through Florida and north into southern New England. During 1999, our South Carolina minimill melted 484,000 tons and rolled 363,000 tons. The largest single expenditure project in our history, approximately $100 million, replaced our South Carolina facility's existing rolling mill with a new state-of-the-art rolling mill which was commissioned in April 1999. When fully operational, the new rolling mill will have a capacity of approximately 800,000 tons and a substantially broader product line than previously rolled.

         The primary raw material for our Texas, Alabama and South Carolina minimills is secondary, or scrap, ferrous metal purchased primarily from suppliers generally within a 300 mile radius of each mill. A portion of the ferrous raw material, generally less than half, is supplied from recycling plants we own. The supply of scrap is believed to be adequate to meet future needs but has historically been subject to significant price fluctuations. All three minimills also consume large amounts of electricity and natural gas, both of which are believed to be readily available at competitive prices.

         No melting facilities are located at our Arkansas minimill since this mill utilizes rail salvaged from abandoned railroads for rerolling and, on occasion, billets from Company minimills or other suppliers as its raw materials. The rail or billets are heated in a reheat furnace and processed on a rolling mill and finished at facilities similar to, but on a smaller scale, than the other mills. Our Arkansas minimill's finished product is primarily metal fence post stock, small diameter reinforcing bar and sign posts with some high quality bar products being rolled. Fence post stock is fabricated into studded "T" metal fence posts at our facilities at the Arkansas mill site, San Marcos, Texas, Brigham City, Utah, and West Columbia, South Carolina. Because of this mill's lack of melting capacity, it is dependent on an adequate supply of competitively priced billets or used rail, the availability of which fluctuates with the pace of railroad abandonments, rate of rail replacement by railroads and demand for used rail from domestic and foreign rail rerolling mills. Capacity at our Arkansas minimill is approximately 150,000 tons rolled per year.

         Our steel group's downstream processing facilities engage in the fabrication of reinforcing and structural steel, steel warehousing, joist manufacturing, fence post manufacturing and railcar repair and rebuilding. Steel fabrication capacity now exceeds 850,000 tons, with a record 841,000 tons of fabricated steel shipped in 1999. Steel for fabrication may be obtained from unrelated vendors as well as our own mills. Fabrication activities are conducted at various locations in Texas in the cities of Beaumont, Buda (near Austin), Corpus Christi, Dallas, Houston, San Marcos, Seguin, Victoria, and Waco; Baton Rouge and Slidell, Louisiana; Magnolia and Hope, Arkansas; Brigham City, Utah; Starke and Whitehouse, Florida; Fallon, Nevada; Cayce, Columbia, and Taylors, South Carolina; Lawrenceville, Georgia; Gastonia, North Carolina and Fredericksburg, Virginia. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, including high-rise office or hotel towers, hospitals, convention centers, industrial plants, power plants, highways, arenas, stadiums, and dams. Sales of fabricated steel are generally made in response to bid solicitation from construction contractors or owners on a competitive bid basis and less frequently on a negotiated basis.

         Secondary metals recycling plants in Austin and at our minimills in Texas and South Carolina, together with five smaller feeder facilities nearby, operate as part of the steel group due to the predominance of secondary ferrous metals sales to the nearby SMI minimills. The South Carolina and Texas recycling facilities each operate automobile shredders.

         Our joist manufacturing operation headquartered in Hope, Arkansas, manufactures steel joists for roof supports using steel obtained primarily from the steel group's minimills at locations in Hope, Starke, Florida, Cayce, South Carolina, and Fallon, Nevada. Joist consumers are typically construction contractors or large chain store owners. Joists are generally made to order and sales, which may include custom design and fabrication, are primarily obtained on a competitive bid basis. During 1999, we began production and sales of castellated and cellular steel beams. These beams, recognizable by their hexagonal or circular pattern of voids, permit greater design flexibility in steel construction, especially floor structures. Our facility in Victoria, Texas repairs, rebuilds and provides custom maintenance with some manufacturing of railroad freight cars owned by railroad companies and private industry. That work is obtained primarily on a bid and contract basis and may include maintenance of the cars.

         We sell concrete related supplies, including the sale or rental of equipment to the concrete installation trade, at eleven warehouse locations in Texas, five Louisiana locations, and one location each in Mississippi and Georgia. The Louisiana and Mississippi locations were acquired during 1999 with the purchase of the operating assets of Construction Materials, Inc. Two smaller operations which emphasize a broader industrial product supply are located in Columbia and Cayce, South Carolina.

         Our subsidiary, Allegheny Heat Treating, Inc., of Chicora, Pennsylvania, which we purchased in January 1997, was the steel group's entry into the steel heat treating business. Allegheny Heat Treating works closely with our Alabama minimill and other steel mills that sell specialized heat-treated steel for customer specific use, primarily in original or special equipment manufacturing. Our operating capacity in this business is approximately 30,000 tons per year.

         The copper tube minimill operated by our Howell Metal Company subsidiary is located in New Market, Virginia. It manufactures primarily copper water tube as well as air conditioning and refrigeration tubing in straight lengths and coils for use in commercial, industrial and residential construction. Its customers, largely equipment manufacturers and wholesale plumbing supply firms, are located primarily east of the Mississippi River. Demand for copper tube is dependent mainly on the level of new residential construction and renovation. High quality copper scrap supplemented occasionally by virgin copper ingot is the raw material used in the melting and casting of billets. Copper scrap is readily available, subject to rapid price fluctuations generally related to the price or supply of virgin copper. A small portion of the scrap is supplied by our metal recycling yards. Howell's facilities include melting, casting, piercing, extruding, drawing, finishing and other departments. Capacity is approximately 55,000,000 pounds per year. During 1999, Howell began construction of an enlarged facility as part of a two-year expansion project which, when complete, should increase production capacity by approximately fifty percent.

         No single customer purchases ten percent or more of the manufacturing segment's production. The nature of certain stock products sold in the manufacturing segment are, with the exception of the steel fabrication and joist jobs, not characteristic of a long lead time order cycle. Orders for other stock products are generally filled promptly from inventory or near term production. As a result, we do not believe backlog levels are a significant factor in evaluating most operations. Backlog in our steel group at 1999 year-end was approximately $287,164,000. Backlog at 1998 year-end was approximately $300,221,000. Because most of the segment's sales are to consumers located in the sunbelt where construction activity generally continues throughout the year, demand for our products is not considered seasonal, although adverse weather can slow shipments.


THE RECYCLING SEGMENT


         Our recycling segment is engaged in processing secondary, or scrap, metals for further recycling into new metal products. This segment consists of our thirty three secondary metals processing divisions' recycling plants, which excludes eight such facilities operated by our steel group as a part of the manufacturing segment, and three automobile salvage yards located in Florida purchased in 1998, which constitute the recycling division's entry into the automobile salvage business.

         Our metal recycling plants purchase ferrous and nonferrous secondary or scrap metals, processed and unprocessed, in a variety of forms. Sources of metals for recycling include manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, railroads, refineries, shipyards, ordinance depots, demolition businesses, automobile salvage and wrecking firms. Numerous small secondary metals collection firms are also, in the aggregate, major suppliers.

         These plants processed and shipped approximately 1,439,000 tons of scrap metal during 1999 and 1,469,000 tons during the prior year. Ferrous metals comprised the largest tonnage of metals recycled at approximately 1,243,000 tons, which was approximately 38,000 tons less than the prior year. Shipments of non-ferrous metals, primarily aluminum, copper and stainless steel, were approximately 196,000 tons, compared to 188,000 in 1998. We also purchased and sold an additional 123,000 tons of metals processed by other metal recycling facilities. With the exception of precious metals, practically all metals capable of being recycled are processed by these plants. Our steel group's eight metals recycling facilities processed and shipped an additional 485,000 tons of primarily ferrous scrap metal during 1999.

         The metal recycling plants generally consist of an office and warehouse building equipped with specialized equipment for processing both ferrous and nonferrous metal. Most of the larger plants are equipped with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators. Two locations have extensive equipment for mechanically processing large quantities of insulated wire to segregate metallic content. All ferrous processing centers are equipped with either presses, shredders or hydraulic shears, locomotive and crawler cranes and railway tracks to facilitate shipping and receiving. The segment operates six large shredding machines capable of pulverizing obsolete automobiles or other ferrous metal scrap. Two additional shredders operated by the manufacturing segment's recycling facilities are located at or near two steel minimills in that segment. A typical recycling plant includes several acres of land used for receiving, sorting, processing and storage of metals. Several recycling plants devote a small portion of their site or a nearby location for display and sales of metal products considered reusable for their original purpose.

         Our auto salvage operations in Gainesville, Ocala and Leesburg, Florida, assist in the supply of crushed auto bodies, an important feed stock for shredders. These operations purchase wrecked or inoperable motor vehicles at prices related to estimated recovery value of usable parts prior to ultimate sale to scrap metal processors.

         Recycled metals are sold to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Sales of material processed through our recycling plants are coordinated through the recycling segment's office in Dallas. Export sales are negotiated through our network of foreign offices as well as the Dallas office.

         No single source of material or customer of the recycling segment represents a material part of purchases or revenues. The recycling segment competes with other secondary processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals often have the capability to utilize primary or "virgin" ingot processed by mining companies interchangeably with secondary metals. The prices for nonferrous scrap metals are normally closely related to but generally less than, the prices of the primary or "virgin" metal producers. Ferrous scrap is the primary raw material for electric arc furnaces such as those operated by our steel minimills. Some minimills supplement purchases of scrap metal with direct reduced iron and pig iron for certain product lines.


THE MARKETING AND TRADING SEGMENT

         The marketing and trading segment buys and sells primary and secondary metals, fabricated metals and other industrial products through a network of trading offices located around the globe. Steel, nonferrous metals, specialty metals, chemicals, industrial minerals, ores, concentrates, ferroalloys, and other basic industrial materials are purchased primarily from producers in domestic and foreign markets. On occasion these materials are purchased from trading companies or industrial consumers with surplus supplies. Long-term contracts, spot market purchases and trading or barter transactions are all utilized to obtain materials. A large portion of these transactions involve fabricated semi-finished or finished product.

         Customers for these materials include industrial concerns such as the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation sectors. Sales are generally made directly to consumers through and with coordination of offices in Dallas; New York City; Englewood Cliffs, New Jersey; Los Angeles; Hurstville near Sydney, Australia; Singapore; Zug, Switzerland; Hong Kong, and Surrey, and Sandbach, United Kingdom and Bergisch Gladbach, Germany. We also maintain representative offices in Moscow, Seoul, and Beijing, as well as agents in other significant international markets. These offices form a network for the exchange of information on the materials we market, as well as servicing sources of supply and purchasers. In most transactions we act as principal and often as a marketing representative. We utilize agents when appropriate and occasionally act as broker. We participate in transactions in practically all major markets of the world where trade by American-owned companies is permitted.

         This segment focuses on the marketing of physical products as contrasted to traders of commodity futures contracts who frequently do not take delivery of the commodity. Sophisticated global communications and the development of easily accessible, although not always accurate, quoted market prices for many products has resulted in our emphasis on creative service functions for both sellers and buyers. Actual physical market pricing and trend information, as contrasted with sometimes more speculative metal exchange market information, technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just in time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions are examples of the services we offer. We attempt to limit exposure to price fluctuations by offsetting purchases with concurrent sales and entering into foreign exchange contracts as hedges of trade receivables and payables denominated in foreign currencies. We do not, as a matter of policy, speculate on changes in the markets and hedge only firm commitments, not anticipated transactions. During the past year, our marketing and trading segment sold over 1.7 million tons of steel products. The Australian operations maintain three warehousing facilities for just in time delivery of steel and industrial products and operate a heat treating facility for special steel products.


                                   COMPETITION


         Our steel manufacturing, steel fabricating, and copper tube manufacturing businesses compete with regional, national and foreign manufacturers and fabricators of steel and copper. Price, quality and service are the primary methods of competition. We do not produce a significant percentage of the total national output of most of our products but are considered a substantial supplier in the markets near our facilities. The large job structural steel capacity and expertise resulting from our acquisition of Owen Steel Company, Inc. enables us to compete throughout the United States for large structural steel projects. We believe that our joist facilities are the second largest manufacturer of joists in the United States, although significantly smaller than the largest joist supplier. We believe that we are the largest manufacturer of steel fence posts in the United States.

         We believe the recycling segment is among the larger entities that recycle nonferrous secondary metals and is also a major regional processor of ferrous scrap. Active consolidation occurred in the scrap processing industry in 1997 and 1998, with aggressively priced acquisitions of significant operations by several relatively new industry members. Poor markets for secondary metals and poor results for many scrap processors commencing in 1998 and continuing in 1999 resulted in an abrupt halt to acquisitions by most of these competitors, with bankruptcy proceedings by two consolidators and attempts to sell some recently acquired facilities. The secondary metals business is subject to cyclical fluctuations depending upon the availability and price of unprocessed scrap metal and the demand in steel and nonferrous metals consuming industries.

         All phases of our marketing and trading business are highly competitive. Many of the marketing and trading segment's products are standard commodity items. The principal elements of competition are price, quality, reliability, financing alternatives, and additional services. This segment competes with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources or be able to pursue business without regard for the laws and regulations governing the conduct of corporations subject to the jurisdiction of the United States. We also compete with industrial consumers who purchase directly from suppliers and importers and manufacturers of semi-finished ferrous and nonferrous products.


                              ENVIRONMENTAL MATTERS


         Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state, federal and supranational environmental laws and regulations concerning, among other matters, solid waste disposal, air emissions, waste and storm water effluent and disposal and employee health. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, the electric arc furnace, or EAF dust generated by our minimills is classified as a hazardous waste by the

Environmental Protection Agency because of lead, cadmium and chromium content and requires special handling and recycling for recovery of zinc or disposal. Additionally, our scrap metal recycling facilities operate eight shredders for which the primary feed materials are automobile hulks and obsolete household appliances. Approximately twenty percent of the weight of an automobile hulk consists of material, known as shredder fluff, which remains after the segregation of ferrous and saleable non-ferrous metals. Federal environmental regulations require shredder fluff to pass a toxic leaching test to avoid classification as a hazardous waste. We endeavor to have hazardous contaminants removed from the feed material prior to shredding and as a result we believe the shredder fluff generated is properly not considered a hazardous waste. Should the laws, regulations or testing methods change with regard to EAF dust processing or shredder fluff disposal, we may incur additional significant expenditures. To date, we have not experienced difficulty in contracting for recycling of EAF dust or disposing of shredder fluff in municipal or private landfills.

         We may also be required from time to time to clean up or take certain remediation action with regard to sites formerly used in connection with our operations. Furthermore, we may be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have arranged for treatment or disposal of hazardous substances on the sites. We have been named a potentially responsible party, or PRP, at several Superfund sites because the EPA contends that we and other PRP scrap metal suppliers are liable for the cleanup of those sites solely as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. Our position is that an arms length sale of valuable scrap metal for use as a raw material in a manufacturing process over which we exercise no control should not, contrary to the EPA's assertion, constitute "an arrangement for disposal or treatment of hazardous substances" within the meaning of federal law. If the EPA's position is consistently upheld by the courts and no clarification or amendment of the law is provided by legislative bodies, we believe the possible liability arising from the sale of secondary metals may reduce recycling rates for metals and other recyclable materials in general. In particular, we believe that sellers of secondary or recycled metals could be at material disadvantage compared to sellers of "virgin" ingot from mining operations because the EPA's position apparently excludes suppliers of virgin metals with the same levels of hazardous substances from liability for sales of those materials to the same manufacturers for use, often interchangeably with secondary metals, in the same manufacturing process. We believe this result is contrary to public policy objectives and federal and state legislation encouraging recycling and promoting the use of recycled materials.

         New federal, state and local laws, regulations and changing interpretations, together with uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors which impact our future expenditures to comply with environmental requirements. It is not possible to predict the total amount of capital expenditures or increases in operating costs or other expenses or whether such costs can be passed on to customers through product price increases. During 1999, we incurred environmental costs including disposal, permit, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $8.8 million. In addition, we estimate that approximately $9.8 million of capital expenditures put in service during 1999, primarily a new baghouse system at our Texas facility melt shop, were for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations and do not presently anticipate material capital expenditures for new environmental control facilities during 2000.


                                    EMPLOYEES

         As of October 1999, we had approximately 7,581 employees. Approximately 6,242 were employed by the manufacturing segment, 989 by the recycling segment, 283 by the marketing and trading segment, 34 in general corporate management and administration, with 33 employees providing service functions for divisions and subsidiaries. Production employees at one metals recycling plant are represented by a union for collective bargaining. We believe that our labor relations are generally good to excellent and our work force is highly motivated.


ITEM 2.  PROPERTIES

         Our Texas steel minimill is located on approximately 600 acres of land we own. Facilities including buildings occupying approximately 760,000 square feet, are used for manufacturing, storage, office and related uses. Our Alabama steel mill is located on approximately 36 acres, with buildings occupying approximately 435,000 square feet used for manufacturing, storage, office and related use. Our South Carolina minimill is located on approximately 82 acres, with buildings occupying approximately 635,000 square feet. Our Magnolia, Arkansas facility is located on approximately 124 acres, with buildings occupying approximately 200,000 square feet. Approximately 30 acres of the Alabama mill property and all Arkansas and South Carolina mill property are leased in conjunction with revenue bond financing or property tax incentives and may be purchased by us at the termination of the leases or earlier for a nominal sum. The steel fabricating operations, including the fabrication plants, fence post and joist operations, own approximately 924 acres of land and lease approximately 10 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia, North Carolina and Nevada. Our Howell Metal subsidiary owns approximately 21 acres of land, with buildings occupying about 228,000 square feet in New Market, Virginia.

         Our recycling plants occupy in the aggregate approximately 450 acres we own in Austin, Beaumont, Dallas, Galveston, Houston, Lubbock, Midland, Odessa, Victoria and Vinton, all in Texas; as well as the Jacksonville, Ocala, Leesburg, Gainesville, Lake City, Orlando, and Tampa, Florida; and Shreveport, Louisiana; Chattanooga, Tennessee; Springfield and Joplin, Missouri; Burlington, North Carolina and Frontenac, Kansas plants. It leases the real estate at Clute, Edinburg, and Laredo,Texas; Ocala, Port Sutton (Tampa) and Casselberry, Florida; East Ridge, Tennessee. The smaller of two locations at Beaumont and Victoria, Texas, and Shreveport, Louisiana, are leased. The Fort Worth, Corpus Christi, and smaller Houston, Texas, Miami, Oklahoma and Independence, Kansas, recycling plants are partially owned and partially leased. Most small feeder yard locations are leased.

         The corporate headquarters, all domestic marketing and trading offices and all foreign offices occupy leased premises.

         The leases on the leased properties described above will expire on various dates within the next ten years. Several of the leases have renewal options and we have had little difficulty in renewing such leases as they expire. Our minimum annual rental obligation for real estate operating leases in effect at August 31, 1999, to be paid during fiscal 2000 is approximately $3,006,000. We also lease a portion of the equipment used in our plants. Our minimum annual rental obligation for equipment operating leases in effect at August 31, 1999, to be paid during fiscal 2000, is approximately $3,622,000.


ITEM 3.  LEGAL PROCEEDINGS

         As of August 31, 1999, we have received notices from the EPA or state agency with similar responsibility that we and numerous other parties are considered potentially responsible parties, or PRPs, and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980, or CERCLA, or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at approximately thirteen locations. We may contest our designation as a PRP with regard to several sites, while at other sites we are participating with other named PRPs in agreements or negotiations that we expect will result in agreements to remediate the sites. The locations, none of which involve real estate we ever owned or conducted operations upon, are commonly referred to by the EPA or state agency as the Peak Oil Site (Tampa, FL), the NL Industries/Taracorp Site (Granite City, IL), the Sapp Battery Site (Cottondale,

Florida), the Interstate Lead Company ("ILCO") Site (Leeds, Alabama), the Poly-Cycle Industries Site (Techula, Texas), the Jensen Drive Site (Houston,
TX), the SoGreen/Parramore Site (Tifton, GA), the Stoller Site (Jericho, SC), the RSR Corporation Site (Dallas, TX), the Sandoval Zinc Company Site (Marion County, IL), the Ross Metals Site (Rossville, TN), the Li Tungsten Site (Glen Cove, NY) and the NL Industries Site (Pedricktown, NJ. We have periodically received information requests with regard to other sites which are apparently under consideration for recommendation under CERCLA or similar state statutes. We do not know if any demand will ultimately be made against us as a result of those inquiries.

         The EPA has notified us and other alleged PRPs that under Sec. 106 of CERCLA the PRPs could be subject to a maximum penalty fine of $25,000 per day and the imposition of treble damages if the PRPs refused to clean up the Peak Oil, Sapp Battery, NL/Taracorp, SoGreen/Parramore and Stoller sites as ordered by the EPA. We are presently participating in a PRP organization at the Peak Oil, Sapp Battery, SoGreen/Parramore and Stoller sites and do not believe that the EPA will pursue any fine against us so long as we continue to participate in the PRP groups or have adequate defenses to any attempt by the EPA to impose fines in these matters.

         CMC Oil Company (CMC Oil), a wholly-owned subsidiary which has been inactive since 1985, is subject to a final judgment resulting from an order entered in 1993 by the Federal Energy Regulatory Commission (the "FERC Order"). Judgment upholding the FERC Order was entered by Federal District Court in November 1994 and affirmed by the Court of Appeals in November 1995. The FERC Order found CMC Oil liable for overcharges constituting violations of crude oil reseller regulations from December 1977 to January 1979, in joint venture transactions with RFB Petroleum, Inc. The overcharges total approximately $1,330,000 plus interest from the transaction dates calculated under the Department of Energy's interest rate policy to the date of the District Court judgment with interest thereafter at 6.48% per annum. Although CMC Oil accrued a liability on its books during 1995, it does not have sufficient assets to satisfy the judgment. No claim has ever been asserted against Commercial Metals company arising out of the CMC Oil litigation. Commercial Metals Company will vigorously contest liability should any such claim be asserted.

         While we are unable to estimate the ultimate dollar amount of exposure to loss in connection with the above-described environmental matters, government proceedings, and disputes that could result in additional litigation, some of which may have a material impact on earnings and cash flows for a particular quarter, it is the opinion of our management that the outcome of the suits and proceedings mentioned, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on our business or consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not Applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The table below summarizes the high and low sales prices reported on the New York Stock Exchange for Commercial Metals' common stock and cash dividends paid for the past two fiscal years.

                                          Price Range
1999                                    of Common Stock
Fiscal                           ----------------------------               Cash
Quarter                             High               Low                Dividends
-------                          ---------         ----------             ---------

1st                              $ 28 1/2          $ 21 9/16                 13c.
2nd                                27 3/4            22 9/16                 13c.
3rd                                25 7/16           19 11/16                13c.
4th                                34 3/16           23 1/2                  13c.



                                          Price Range
1998                                    of Common Stock
Fiscal                           ----------------------------               Cash
Quarter                             High               Low                Dividends
-------                          ---------         ----------             ---------

1st                              $ 33 9/16         $ 30 1/16                 13c.
2nd                                33 7/8            29 3/8                  13c.
3rd                                36                30 1/2                  13c.
4th                                32 11/16          24 1/8                  13c.



         Since 1982, Commercial Metals' common stock has been listed and traded on the New York Stock Exchange. Prior and since 1959 Commercial Metals' common stock was traded on the American Stock Exchange. The number of shareholders of record of Commercial Metals' common stock at November 15, 1999, was approximately 2,479.

ITEM 6.  SELECTED FINANCIAL DATA

         The table below sets forth a summary of selected consolidated financial information of Commercial Metals for the periods indicated:


                         FOR THE YEARS ENDED AUGUST 31,

                                   1999         1998           1997           1996         1995
                                   ----         ----           ----           ----         ----

                                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net Sales                       2,251,442      2,367,569      2,258,388    2,322,363     2,116,779

Net Earnings                       47,120         42,714         38,605       46,024        38,208

Diluted Earnings                     3.22           2.82           2.54         3.01          2.51
   Per Share

Total Assets                    1,078,988      1,002,617        839,061      766,756       748,103

Stockholders' Equity              418,458        381,389        354,872      335,133       303,164

Long-term Debt                    265,590        173,789        185,211      146,506       158,004

Cash Dividend Per Share               .52            .52            .52          .48           .48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Commercial Metals Company and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL STATEMENTS




CONSOLIDATED RESULTS


                                          Year ended August 31,
                                  --------------------------------------
(in millions except share data)      1999           1998          1997
-------------------------------   ---------      ---------      --------
Net sales                         $   2,251      $   2,368      $  2,258
Net earnings                           47.1           42.7          38.6
Cash flows*                           102.9           93.5          83.2
International sales                     760            752           739
  As % of total                          34%            32%           33%
LIFO effect on net earnings            12.6            5.0           (.2)
  Per diluted share                     .86            .33          (.01)
LIFO reserve                            3.0           22.5          30.1
 % of inventory on LIFO                  72%            72%           72%

*before changes in current assets and liabilities

Significant events affecting the Company this year:

1. Best net earnings and earnings per share ever. 2. Record steel fabrication and copper tube profitability sustained the Manufacturing segment in spite of significant losses incurred on several large structural fabrication contracts.
3. Steel mill shipments, prices, and operating profits declined due to construction interference, imports, and equipment outages. 4. Significant LIFO income due to substantial decrease in prices. 5. New rolling mill in South Carolina and finishing end at the Alabama mill were completed. 6. Litigation settlements received, $5.2 million, after-tax. 7. Continuing poor market conditions resulted in Recycling segment loss; however, the fourth quarter was profitable. 8. The Marketing and Trading segment continued profitable performance.

SEGMENTS

         Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Using this approach, the Company has three reportable segments: Manufacturing, Recycling, and Marketing and~Trading. Net sales and operating profit (loss) by business segment are shown in the following table:



                                      Year ended August 31,
                               ------------------------------------
(in millions)                    1999          1998          1997
--------------                 --------      --------      --------
Net sales:
  Manufacturing                $  1,206      $  1,234      $  1,083
  Recycling                         302           415           485
  Marketing and Trading             802           788           758
Operating profit (loss):
  Manufacturing                    83.8          74.8          54.8
  Recycling                        (5.0)         (1.4)          7.6
  Marketing and Trading            22.6          20.6          17.6

1999 COMPARED TO 1998


[MANUFACTURING] The Manufacturing segment includes the CMC Steel Group and Howell Metal Company.

         Although net sales decreased 2%, operating profit increased 12% for the year ended August 31, 1999. These were record earnings despite weaker steel mill prices stemming from low-priced steel imports. Shipments by the four minimills totaled 1.7 million tons versus 2.0 million tons the prior year. 1999 was another record year in the downstream steel fabrication businesses with 841,000 tons shipped, a slight increase from fiscal year 1998. Copper tube results were outstanding as the strong housing market and lower copper scrap prices doubled operating profit. Copper tube annual shipments were comparable at 51 million pounds. Lower prices in the Manufacturing segment resulted in pre-tax LIFO income of $15.9 million, a substantial increase from the $3.2 million reported in the prior year.


                                  August 31,
                               ---------------
                                1999     1998
                               ------   ------
Average mill selling price     $  299   $  322
Average fab selling price         677      660
Average scrap purchase price       76      113

         Operating profit for the four steel minimills combined was 13% below the record year of 1998. Although underlying demand was strong, shipments declined 16% to 1.7 million tons while production levels were down comparably because of construction interference caused by the capital projects and the unprecedented import levels. Conversely, margins were aided by lower scrap purchase prices. While the average mill selling price was $23 per ton (7%) below last year, average scrap purchase costs were lower by $37 per ton (33%). The Company received pre-tax $8.1 million in settlements from graphite electrode antitrust litigation. Primarily as a result of the decline in shipments, operating profit at SMI-Arkansas, SMI-Alabama, and SMI-South Carolina decreased by 20%, 59% and 38%, respectively. In spite of transformer downtime, strong results continued at SMI-Texas, with a 17% increase in operating profit from the prior year.

         Computer migration costs were $10.9 million compared to $8.6 million in the prior year.

         The Company had a record $142 million in capital spending for fiscal 1999, primarily at the steel minimills. The major capital projects for 1999 were the completion of the new rolling mill and ancillary equipment at SMI-South Carolina and a new finishing line (replacement of the mill cooling bed, straighteners and stackers) at SMI-Alabama. Commissioning was in April and June 1999, respectively. The South Carolina project ultimately will more than double capacity to 800,000 tons, reduce costs and broaden significantly the product range. The Alabama improvements will improve quality, enhance efficiency, and extend the product line.

         Fiscal year 1999 was another record year in the CMC Steel Group's downstream fabrication businesses. Net sales increased by 8% from 1998, and operating profits increased 39%. This strong performance was in spite of $13.1 million in operating losses sustained on some large and complex structural steel jobs. While fabricated steel shipments totaled 841,000 tons, only marginally increased from the prior year, the average fab selling price rose $17 per ton (3%), partially due to product mix. Additionally, a new castellated beam and cellular beam product line was developed as an adjunct to the steel joist business.

         During the third quarter 1999, the Company acquired substantially all of the assets of Construction Materials, Inc., headquartered in Baton Rouge, Louisiana, which complements the Shepler's group concrete-related products business. The purchase price was not significant to the Company. The operation has been profitable since acquisition.

         Production increased by 3%, and earnings more than doubled for the Company's copper tube mill for 1999. Spreads increased by 34% and shipments increased by 1%, benefiting from lower copper scrap prices. The principal economic driver remains housing starts and renovation, as residential construction remained strong during fiscal year 1999. A significant planned expansion of the plant will increase copper tube output by approximately 50%, increase automation, reduce finished goods purchases, improve productivity and increase sales for HVAC applications as well as water tube.

[RECYCLING] The Recycling segment continued to be hampered by difficult market conditions. The Secondary Metals Processing Division reported an operating loss of $5.0 million for the fiscal year ended August 31, 1999, compared with an operating loss of $1.4 million for the prior year. However, the Division was profitable for the fourth quarter 1999, and cash flows from operations (before changes in current assets and liabilities) was positive for the year. Together with very weak market conditions for ferrous and nonferrous scrap, the failed consolidation of the industry had a major negative influence on profitability in 1999. The poor markets were reflected in a 27% drop in net sales, from $415 million for 1998 to $302 million for 1999. Processing costs also decreased, but margins fell even further.

         The average price of steel scrap fell by $33 per ton to $90, and ferrous scrap volume was 3% lower. Consequently, ferrous scrap operations were unprofitable even though costs were reduced. Nonferrous prices, on the other hand, stabilized in a trading range, shipments increased by 4% and nonferrous operations were slightly profitable. The Division's regional management restructuring which occurred in the prior year resulted in lower operating costs and inventories. Prices have recently increased (especially nonferrous scrap) after sharp declines over the past 12-18 months.

         In fiscal year 1999, a number of operational improvements continued to be made including installation of a new shear in Houston which started up during late August 1999.

         The total volume of scrap processed in 1999, including the CMC Steel Group operations, increased 5% to 2.0 million tons.


[MARKETING AND TRADING] The Marketing and Trading segment continued its remarkable performance in the face of crises in Asia, Russia and Latin America. Net sales increased by 2% to $802 million, and operating profit was 10% higher for 1999 than the prior year. Steel prices were substantially lower in 1999 than the prior year, and gross margins in steel marketing and distribution as well as steel trading remained tight. Anti-dumping activity and other forms of protectionism around the world continued to affect the flow of products. Nevertheless, sales into the United States and Europe increased and compensated for the decreased sales into Asia. The segment achieved further market penetration in highly competitive markets for nonferrous metal products and maintained profitability through product line expansion. Profits were moderately lower for industrial raw materials and products, but shipments generally were higher. Participation in the marketing of ferrous raw materials continued to grow.

         During 1999, the segment continued to diversify and build business in new product and geographic areas, and added key personnel. The Marketing and Trading segment's international division reaped the rewards from a 1998 joint venture with a large European mill giving the Company exclusive rights to sell steel to the German market. Resulting net sales from this endeavor were significantly more than anticipated. This segment's business encompasses marketing and distribution including expanded just-in-time services. Regional trade continued to grow, as well as increased presence in the processing of the materials and products which are bought and sold.

NEAR-TERM OUTLOOK

         Despite the continued high level of low-priced steel imports into the United States, which will continue to affect prices of mill products, demand for steel remains strong and manufacturing margins should be good. The new mill in South Carolina will ultimately double capacity, reduce costs and broaden the product range. Our new finishing end in Alabama will improve quality, enhance efficiency and also broaden the product line. Higher sales, production and shipments are anticipated for the CMC Steel Group for fiscal year 2000. However, mill profits are likely to be down because of a weaker first half due to continued ramping up at South Carolina and Alabama, weaker pricing from a less favorable product mix and continued high imports. Mill output should increase as new production lines are added, and the average selling price should benefit from the broadened product lines. Increased profits in steel fabrication should result in the second half of the upcoming year from turn arounds at several operations that performed poorly in fiscal year 1999. Increased infrastructure spending under The Transportation Equity Act for the 21st Century (TEA-21) should be very beneficial. The copper tube market remains robust, and production and shipments should climb. The CMC Steel Group computer migration project is substantially complete, and costs will decline to maintenance levels.

         Both ferrous and nonferrous operations in the Recycling segment should be profitable in fiscal year 2000. Operating profit for the fourth quarter of 1999 was substantially improved from the corresponding period in 1998. Scrap prices appear to be relatively firm at prevailing levels, and demand is expected to increase with both international and domestic consumers of scrap. The Company is poised to capitalize on better markets and to continue to turn around underperforming facilities. Recycling should benefit from plant and equipment improvements made during the past several years including shredders, shears and balers.

         The pickup in global trade, resulting from improving Asian and European economies, should be positive for the Marketing and Trading segment, in spite of the decreased supply from a large financially-troubled international supplier. The Company will continue to diversify and build business in new products and geographic areas. The segment will build further on strategic alliances among suppliers and customers.

         Overall, the outlook is challenging but positive, with the second half of fiscal year 2000 expected to be better than the first half.

LONG-TERM OUTLOOK

         The Company is well positioned to exploit long-term opportunities. Net sales and net income should increase substantially at the steel minimills. The mills are versatile, flexible, highly productive and high quality. Finished product capacity at the combined mills has increased to 2.3 million tons. Steel fabrication will continue to be an essential element of the Company's vertical integration strategy and a growing part of the business. The Company's strong regional position in the copper tube industry is a solid building block for further market penetration.

         Long-term demand for scrap will continue to grow, and volume will increase at existing operations. Capital expenditures over the past five years have enhanced significantly the capability to process high quality scrap in an efficient manner.

         The organizational setup for the Marketing and Trading segment was revised as of the beginning of fiscal year 2000, including the addition of the position of president. Among other benefits, the new structure should lead to more unity and synergies and better risk management while maintaining entrepreneurial spirit. The segment will continue its evolution toward more marketing and distribution, while maintaining a strong presence in the trading side of the business. The Company will also further its efforts on value-added businesses whereby it will broaden its product range and provide more services to the customer and the supplier.

         The sections regarding segments and near- and long-term outlook contain forward-looking statements regarding the outlook for the Company's financial results including product pricing and demand, capacity increases, efficiency improvements and general market conditions. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, unanticipated start-up expenses and delays, metals pricing, over which the Company exerts little influence, increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing, global factors including credit availability, currency fluctuations and decisions by governments impacting the level and pace of overall economic activity.

1998 COMPARED TO 1997

SEGMENTS

[MANUFACTURING] Net sales for the Manufacturing segment increased 14% and operating profit increased 36%. The CMC Steel Group accounted for these increases. The Copper Tube Division's annual operating profit was down slightly.

         Selling prices were lower at the beginning of 1998 but recovered, and combined with record shipments produced a 42% increase in annual operating profit for the CMC Steel Group. Mill tonnage shipped at 2,008,000 was 4% ahead of last year.

         The four mills showed a 22% increase in operating profit led by SMI-Alabama and SMI-Arkansas, each with increases in excess of 24%; particularly notable was the turnaround in profitability of SMI-South Carolina which was profitable all fiscal year. Its results were all the more noteworthy as they were attained in the midst of construction of a new rolling mill. SMI-Texas' operating profit was 7% ahead of the prior year.

         Operating profit in the Company's steel fabrication businesses more than doubled. Fabricated shipments of 839,000 tons were well ahead of the previous year of 690,000 tons. SMI Owen Steel, the large structural fabrication facility in Columbia, South Carolina, had operating profit $4.4 million ahead of the prior year. A similar gain was accomplished by the combined joist plants. As of August 31, 1998, the Company ceased operations at its railcar rebuilding facility in Tulsa, Oklahoma.

         CMC Steel Group computer migration project expenses totaled $8.6 million compared with $6 million in 1997. Final pension settlement cost of $3.3 million was incurred as the Company's only major defined benefit plan was terminated.

         The Company spent $120 million for capital improvements for fiscal 1998, primarily at the steel mills. Construction of the new rolling mill and ancillary equipment at SMI-South Carolina will ultimately double capacity, reduce costs, and broaden the product line. The finishing upgrade at SMI-Alabama (replacement of the mill cooling bed, straighteners and stackers) will improve quality, enhance efficiency and also broaden the product line.

         Attractive interest rates continue to strengthen residential construction markets, maintaining demand for plumbing tube. Margins were weak in the early months of 1998, but improved to moderate proportions by the fourth quarter. Copper tube shipments increased 11% over the prior year to 51 million pounds. Annual production was 4% above 1997's rate.

[RECYCLING] The Asian economic crisis brought the Recycling segment's four-year period of record operating profits to an abrupt end. Scrap normally exported by competitors was diverted for domestic consumption. Selling prices were decimated, falling to their lowest levels in many years. Margins eroded while total processing costs increased due to acquisitions; however, the new capacity failed to bring in sufficient margin increases. All of these factors resulted in a moderate operating loss--the first in six years in this cyclical industry.

         For 1998, the average copper and brass scrap price dropped 22%, aluminum fell 6%, and steel scrap was unchanged; at year end this left prices 20% below the previous year. Ferrous scrap shipped increased 11% to 1.28 million tons; however, nonferrous shipments declined 11% to 188,000 tons, due to a drop in copper and brass shipments. Total volume of scrap processed, including the CMC Steel Group processing plants, reached 1,948,000 tons.

         During 1998 the Company made several small acquisitions within existing geographic areas, none of which were significant to the overall operations of the Company.

[MARKETING AND TRADING] Net sales for the Marketing and Trading segment increased 4%, and operating income rose 17% over the prior year. Purchases from new sources in the Far East increased significantly while sales were sharply reduced. Shipments into North America were brisk for most product lines and business in Europe increased.

         Operating profits from steel marketing and distribution increased; however, profitability in steel trading decreased because of reduced volume and margins. Nonferrous metal product tonnage increased particularly in semi-finished aluminum products. Activity for ores, minerals and industrial materials continued solid; meanwhile, new marketing channels were added.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations (before changes in current assets and liabilities) for the year ended August 31, 1999, were a record $103 million compared to $93 million for fiscal year 1998. Also, net cash flows from operating activities for fiscal 1999 were the highest in the Company's history. Strong earnings and working capital reduction initiatives generated the cash flows from operating activities. Accounts receivable and inventories significantly decreased in the CMC Steel Group as a result of working capital reduction efforts and from the effect of falling prices. Decreased advances to suppliers for material purchases in the Marketing and Trading segment resulted in a net decrease in other assets. This was partially offset on a consolidated basis by the CMC Steel Group's investments in mill rolls and guides for the new mill at South Carolina. Also depreciation and amortization expense increased primarily due to the capital projects at South Carolina and Alabama.

         Cash flows from operating activities were invested in new equipment, primarily in the Manufacturing segment (particularly at the South Carolina and Alabama mills). Accounts payable increased primarily in the Marketing and Trading segment due to more shipments in transit at year end and more extended payment terms from suppliers than in the prior year.

         Net working capital was $291 million as of August 31, 1999, compared to $247 million last year. The current ratio was improved at 1.8 versus 1.6 at the prior year end.

         The Company's sources of short-term funds include a commercial paper program of $100 million, an increase of $60 million from the prior year. The Company's commercial paper is rated in the second highest category by Moody's Investors Service (P-2), Standard & Poor's Corporation (A-2) and Fitch IBCA, Inc. (F-2). Formal bank credit lines equal to 100% of the amount of all commercial paper outstanding are maintained.

         The Company filed a shelf registration of $200 million of long- and medium-term notes, of which $100 million were sold in February 1999. The proceeds were used to retire short-term borrowings.

         The Company's $250 million long-term notes issued in February 1999 ($100 million), July 1997 ($50 million) and July 1995 ($100 million) are rated investment grade by Standard & Poor's Corporation and Fitch IBCA, Inc. (BBB+) and by Moody's Investors Service (Baa1).

         The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at bankers' acceptance rates or on a cost of funds basis.

         Management believes it has adequate capital resources available from internally generated funds and from short-term and long-term capital markets to meet anticipated working capital needs, planned capital expenditures, dividend payments to shareholders, stock repurchases and to take advantage of new opportunities requiring capital.

         Capital investments in property, plant and equipment were a record $142 million in 1999 compared to $120 million the prior year. Capital spending for fiscal 2000 is projected to be substantially reduced at $76 million. The most important projects to be undertaken are the expansion of the Howell Metal Company's copper tube manufacturing facility and growth in steel fabrication.

         Total capitalization was $707 million at the end of fiscal 1999, a 23% increase from the prior year. The ratio of long-term debt to capitalization was 37.5%, up from 30.1% last year due to the issuance of the $100 million long-term notes. Stockholders' equity was $418 million or $29.05 per share. During the fiscal year, the Company repurchased 314,400 shares of Company stock at an average cost of $22.30 per share. The Company has authorized an additional 270,681 shares for repurchase. On August 31, 1999, 1,726,323 treasury shares were held by the Company. There were 14,406,260 shares outstanding at year end.

CONTINGENCIES

         In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

         The Company's origin and one of its core businesses for over eight decades has been metals recycling. In the present era of conservation of natural resources and ecological concerns, the Company has a continuing commitment to sound ecological and business conduct. Certain governmental regulations regarding environmental concerns, however well intentioned, are presently at odds with goals of greater recycling and expose the Company and the industry to potentially significant risks. Such exposures are causing the industry to shrink, leaving fewer operators as survivors to face the challenge.

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

         In fiscal 1999, the Company incurred environmental expense of $8.8 million. This included the cost to staff environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessment, remediation, consultant fees, baghouse dust removal and various other expenses. The Company estimates that approximately $9.8 million of its capital expenditures for fiscal 1999 related to costs directly associated with environmental compliance. The nature and timing of these environmental costs is such that it is not practical for the Company to estimate their magnitude in future periods. At August 31, 1999, $5.3 million remained in accrued expenses for environmental liabilities.

DIVIDENDS

         Quarterly cash dividends have been paid in each of the past 35 consecutive years. The annual dividend in 1999 was 52 cents a share paid at the rate of 13 cents each quarter.

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

[MANUFACTURING] The CMC Steel Group and the Howell Metal Company have assessed their key financial and operational systems, and detail plans have been implemented to address modifications required by December 31, 1999. Since fiscal year 1995, the CMC Steel Group has been in preparation and implementation of a Year 2000 compliant enterprise resource planning system. This system covers all traditional financial systems and, in addition, covers sales, raw material usage, transportation management, purchasing, maintenance and other functional areas. Each of the four mills in the CMC Steel Group, SMI-Texas, SMI-Alabama, SMI-South Carolina, and SMI-Arkansas, have Year 2000 task teams that meet periodically. As of August 31, 1999, the mills' systems implementation was more than 90% complete with final completion scheduled by December 31, 1999. As of August 31, 1999, the mill task teams were well into verifying, validating and testing these systems as well as coordinating final contingency plans. Non-mill operations have less formalized structures as the effect is significantly reduced. As of August 31, 1999, letters of compliance have been received for all non-mill systems, or upgrades are scheduled for completion by December 1999. All critical suppliers and vendors for both mill and non-mill operations have submitted readiness letters or alternatives have been surveyed.

         An infrastructure migration completed in July 1998 upgraded all personal computer hardware and software to common compliant platforms. Systems in place at the CMC Steel Group scrap yards, a relatively small portion of the CMC Steel Group, will be upgraded to a current release by December 1999.

[RECYCLING] The Recycling segment has substantially completed a multi-year transition plan of its systems for Year 2000 compliance in each of the following categories:

         1. Mainframe computer hardware--All current computers have been certified by the manufacturer as compliant. Outside of Year 2000 issues, some older machines have been retired and replaced by certified compliant hardware.

         2. Workstation hardware--Personal computers have had chip replacements or been replaced where more cost effective.

         3. Business application software--Core applications developed in-house have had conversion processes completed and are fully compliant. Outside package software for general ledger and payroll has been upgraded. The fixed asset package is scheduled to be completed by the end of calendar year 1999.

         4. Systems software--The mainframe replacements discussed in point 1 above have brought all operating systems up to a certified compliant version. All PC's have had Year 2000 patches installed, where required.

         5. User level software and applications--Standard spreadsheet and word processing software has been upgraded to current versions. There may remain pockets of applications that will still be discovered during the ordinary course of business, which will be addressed as uncovered.

         6. Communication equipment and software--The segment-wide communications equipment is now compliant.

         7. Non-computer automated systems--This is considered a minor risk and is 80% completed with 100% completion anticipated by the end of December 1999.

[MARKETING AND TRADING, INCLUDING CORPORATE] The Marketing and Trading segment, combined with the Corporate functions, represent the most geographically dispersed operations of the Company. Several systems were in place to address both financial applications and marketing information needs. Compliance evaluations begun two years ago indicated that generally the international divisions were compliant but reaching capacity constraints and that the domestic operations had sufficient size but were not compliant. Therefore, a joint program was developed to address both the functional marketing requirements and the financial systems with the goal to have the entire segment on a common platform with Corporate.

         Separate teams were established for completing the upgrade process for both marketing and financials. A common PC hardware and software platform has been established. Financial systems for domestic operations were rolled out, tested, and online in May 1999. Alternatives for the joint marketing program are still being researched. In the meantime, the existing trading management system has been reviewed and issues identified and corrected. All operating systems will be updated and compliant by December 1999.

[SUMMARY] The area of greatest risk is the readiness of the Company's suppliers and vendors. Although appropriate inquiries have been made, there will be a factor of the unknown until January 1, 2000.

         The Company has implemented the program described above with the use of internal personnel and outside consultants. Resources are considered available and adequate to meet the Company's goals. Where necessary, contingency plans have been developed to address any anticipated shortfall. Minimal additional costs will be required to implement the remaining Year 2000 compliance activities.

         The section titled "Year 2000" contains forward-looking statements regarding the Company's expectations regarding addressing the Year 2000 computer problem. These plans among other factors include the timing of implementation phases, reallocation of in-house resources, use of outside personnel, third-party hardware and software, and reliance on representations of third parties. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and could be materially different from management's current "opinion. Developments that could impact the Company's expectations include the availability of Company personnel, malfunctions of third-party software and hardware, over which the Company has no control, availability of outside consultants, and the inability to fully assess the readiness of key vendors and suppliers.

EURO

         Effective January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The existing sovereign currencies remain legal tender in the participating countries during the transition period ending on January 1, 2002. The Company has adequate information systems for compliance with the requirements of this new currency. The Company does not anticipate that the adoption of the Euro will have a material impact on its results of operations, financial position or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


MARKET RISK

[APPROACH TO MINIMIZING MARKET RISK] The Company's product lines and its worldwide operations expose it to risks associated with fluctuations, sometimes volatile, in exchange and interest rates and commodity prices. It employs various strategies to mitigate the effects of this volatility. None of the instruments used are entered into for trading purposes or speculation; all are effected as hedges of underlying physical transactions. The accompanying information mandated by the Securities and Exchange Commission should be read in conjunction with footnotes 1 and 4 to the annual financial statements.

[FOREIGN EXCHANGE] The Company enters into foreign exchange contracts as hedges of trade receivables and payables denominated in currencies other than the functional currency. Effects of changes in currency rates are therefore minimized. No single currency poses a primary risk to the Company; fluctuations that cause temporary disruptions in one market segment tend to open opportunities in other segments. As a matter of Company policy, foreign exchange contracts are used to hedge only firm commitments, not anticipated transactions. Certain information in the accompanying chart assumes that the foreign exchange contracts were settled at August 31, 1999; this would defeat their purpose as hedges on transactions that will not occur for some period after year end. Due to customary weight and quality settlements on physical transactions, small gains and losses do occur upon close of the foreign exchange contracts.

[INTEREST RATES] Substantially all of the Company's short- and long-term debt is denominated in United States dollars. The Company's financial results as affected by interest rates are most vulnerable to swings in short-term commercial borrowing rates. At August 31, 1999, approximately $7 million Australian dollars notional amount of debt was covered by an interest rate swap. The swap is variable to fixed, terminating June 2, 2003, intending to match physical asset lives with debt provisions in one foreign subsidiary. The variable rate at year end was 5.2% and the fixed rate 5.5%. At August 31, 1999, it had a fair value of $115,000.

[COMMODITY PRICES] Pricing of certain firm sales and purchase commitments is fixed to forward metal commodity exchange quotes. The Company enters into metal commodity contracts for copper, aluminum, and zinc as hedges of gross margins on these commitments. Of these, copper is the most predominant. The hedges are closed when the underlying sales and purchase commitments are priced, and gain or loss is recognized when the sale or purchase is recorded. In general the Company is most affected in periods of declining commodity prices as spreads narrow and sources withhold recycled metals from the market. The settlement values expressed in the accompanying chart as of August 31, 1999, should be read with caution as the offsetting physical transactions for which the commodity futures are effective as hedges are not quantified. Physical transaction quantities will not match exactly with standard commodity lot sizes, leading to small gains and losses at settlement.

     The following table provides certain information regarding the financial instruments discussed above.

FOREIGN CURRENCY EXCHANGE CONTRACT COMMITMENTS AS OF AUGUST 31, 1999:


                                                                Range of                      U.S. $
     Amount                     Currency                       Hedge Rates                  Equivalent
 -------------             ------------------              ------------------           -----------------
     8,376,000                    German mark                   1.6137-1.8740            $    4,748,000
    12,915,000                            ECU                   .92907-.95822                13,636,000
     5,500,000                    Swiss franc                    1.385-1.5395                 3,684,000
     3,350,000               Singapore dollar                     1.68-1.6977                 1,987,000
     6,013,000                  British pound                   .61816-.63088                 9,641,000
    49,305,000              Australian dollar                   1.5041-1.5713                31,784,000
     1,850,000                Norwegian krone                   7.4914-7.5642                   246,000
        39,000             Netherlands gilder                          2.1164                    18,000
--------------             ------------------              ------------------            --------------
                                                                                             65,744,000
Revaluation as of August 31, 1999, at quoted market                                          65,388,000
                                                                                         --------------
Settlement gain                                                                          $      356,000


o    All foreign currency exchange contracts mature within one year.
o Foreign currency exchange contracts effective as hedges have no book carrying value until maturity; they are considered reductions in otherwise available bank credit lines.



AS OF AUGUST 31, 1998:
Revaluation at quoted market                            $   57,398,000
Settlement gain                                         $    1,332,000




METAL COMMODITY CONTRACT COMMITMENTS AS OF AUGUST 31, 1999:

                                                                                                 Range of      Total Contract
                                         Long/         # of          Standard        Total      Hedge Rates       Value at
Terminal Exchange        Metal           Short         Lots          Lot Size        Weight       Per MT          Inception
----------------     --------------  ------------- -------------  -------------  ------------- --------------  --------------
London Metal
Exchange (LME)            Copper         Long           61             25 MT        1525 MT    $    1422-1757   $   2,369,000
                            Zinc         Long           23             25 MT         575 MT          995-1151         605,000
                        Aluminum         Long            4             25 MT         100 MT              1375         138,000
                        Aluminum         Short           2             25 MT          50 MT              1478          74,000

New York Mercantile                                                                               Per 100/wt.
Exchange                  Copper         Long          125         25,000 lbs.      3.1 MM lbs.   64.65-81.00       2,346,000
Commodities Division
(Comex)                   Copper         Short         251         25,000 lbs.      6.3 MM lbs.   75.05-79.30       4,857,000
----------------     --------------  ------------- -------------  -------------  ------------- --------------  --------------
                                                                                                                   10,389,000
Revaluation as of August 31, 1999, at quoted market                                                                10,101,000
                                                                                                                -------------
Settlement gain                                                                                                 $     288,000

o    Eighteen lots mature after one year

o    MT = Metric Tons

o    MM = Millions

o Metal commodity contracts effective as hedges have no book carrying value until maturity; a two million dollar letter of credit stands as margin requirement for Comex transactions.


AS OF AUGUST 31, 1998:
Revaluation at quoted market                             $  3,577,000
Settlement (loss)                                        $   (610,000)

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS


                                                                    Year ended August 31,
                                                       --------------------------------------------
(in thousands, except share data)                         1999             1998             1997
----------------------------------                     ----------       ----------       ----------
Net sales                                              $2,251,442       $2,367,569       $2,258,388
Costs and expenses:
    Cost of goods sold                                  1,948,596        2,083,036        2,004,155
    Selling, general and administrative expenses          192,233          178,961          164,173
    Interest expense                                       19,650           18,055           14,637
    Employees' retirement plans                            15,933           19,448           14,468
                                                       ----------       ----------       ----------
                                                        2,176,412        2,299,500        2,197,433
                                                       ----------       ----------       ----------
Earnings before income taxes                               75,030           68,069           60,955

Income taxes                                               27,910           25,355           22,350
                                                       ----------       ----------       ----------
Net earnings                                           $   47,120       $   42,714       $   38,605
                                                       ==========       ==========       ==========
Basic earnings per share                               $     3.25       $     2.88       $     2.59
                                                       ==========       ==========       ==========
Diluted earnings per share                             $     3.22       $     2.82       $     2.54
                                                       ==========       ==========       ==========

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS




                                                                      August 31,
                                                             ------------------------------
(in thousands, except share data)                               1999                1998
----------------------------------                           -----------        -----------
ASSETS
Current assets:
  Cash                                                       $    44,665        $    30,985
  Accounts receivable (less allowance for collection
       losses of $7,714 and $8,120)                              304,318            318,655
  Inventories                                                    249,688            257,231
  Other                                                           63,666             66,629
                                                             -----------        -----------

           Total current assets                                  662,337            673,500

Property, plant and equipment:
  Land                                                            25,927             24,967
  Buildings                                                       87,796             67,505
  Equipment                                                      635,054            499,899
  Leasehold improvements                                          30,119             26,084
  Construction in process                                         25,351             61,946
                                                             -----------        -----------

                                                                 804,247            680,401
  Less accumulated depreciation and amortization                (401,975)          (361,939)
                                                             -----------        -----------

                                                                 402,272            318,462
  Other assets                                                    14,379             10,655
                                                             -----------        -----------
                                                             $ 1,078,988        $ 1,002,617
                                                             ===========        ===========

                                 See notes to consolidated financial statements.


                                                                            August 31,
                                                                  ------------------------------
(in thousands, except share data)                                    1999               1998
----------------------------------                                -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Commercial paper                                                $    10,000        $    40,000
  Notes payable                                                         4,382             60,809
  Accounts payable                                                    191,508            163,507
  Other payables and accrued expenses                                 153,889            143,394
  Income taxes payable                                                  2,025              6,870
  Current maturities of long-term debt                                  9,873             11,483
                                                                  -----------        -----------
      Total current liabilities                                       371,677            426,063

Deferred income taxes                                                  23,263             21,376

Long-term debt                                                        265,590            173,789

Commitments and contingencies

Stockholders' equity:
  Capital stock:
    Preferred stock                                                        --                 --
    Common stock, par value $5.00 per share:
    authorized 40,000,000 shares; issued 16,132,583 shares;
    outstanding 14,406,260 and 14,569,611 shares                       80,663             80,663
  Additional paid-in capital                                           14,131             14,285
  Accumulated other comprehensive loss                                   (774)            (1,596)
  Retained earnings                                                   368,177            328,597
                                                                  -----------        -----------
                                                                      462,197            421,949
 Less treasury stock 1,726,323 and 1,562,972 shares at cost           (43,739)           (40,560)
                                                                  -----------        -----------
                                                                      418,458            381,389
                                                                  -----------        -----------
                                                                  $ 1,078,988        $ 1,002,617
                                                                  ===========        ===========

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     August 31,
                                                     ---------------------------------------
(in thousands)                                          1999           1998           1997
---------------                                      ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                       $  47,120      $  42,714      $  38,605
    Adjustments to earnings not requiring cash:
      Depreciation and amortization                     52,054         47,460         43,720
         Provision for losses on receivables             1,877          2,898          1,433
         Deferred income taxes                           1,887            542           (210)
         Other                                             (68)          (164)          (353)
                                                     ---------      ---------      ---------

  Cash Flows from Operations Before Changes in
    Current Assets and Liabilities                     102,870         93,450         83,195

  Changes in Current Assets and Liabilities:
    Decrease (increase) in accounts receivable          12,460        (33,104)         3,443
    Decrease (increase) in inventories                   7,543        (36,587)       (34,443)
    Decrease (increase) in other assets                  1,009        (30,457)        (9,449)
    Increase in accounts payable,
      accrued expenses, and income taxes                34,412         47,129         14,063
                                                     ---------      ---------      ---------
Net Cash Flows from Operating Activities               158,294         40,431         56,809

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment          (141,752)      (119,915)       (70,955)
  Sales of property, plant and equipment                 4,247          1,418          3,037
                                                     ---------      ---------      ---------
Net Cash Used by Investing Activities                 (137,505)      (118,497)       (67,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Commercial paper--net change                         (30,000)        40,000             --
  Notes payable--net change                            (56,427)        60,809             --
  New long-term debt                                   100,000             --         50,000
  Payments on long-term debt                            (9,809)       (11,441)       (11,287)
  Stock issued under stock option,
    purchase, and bonus plans                            3,273          8,239          5,989
  Tax benefits related to stock option plan                406            895            649
  Treasury stock acquired                               (7,012)       (14,732)       (17,727)
  Dividends paid                                        (7,540)        (7,717)        (7,777)
                                                     ---------      ---------      ---------
Net Cash (Used) Provided by Financing Activities        (7,109)        76,053         19,847
                                                     ---------      ---------      ---------
Increase (Decrease) in Cash and Cash Equivalents        13,680         (2,013)         8,738
Cash and Cash Equivalents at Beginning of Year          30,985         32,998         24,260
                                                     ---------      ---------      ---------
Cash and Cash Equivalents at End of Year             $  44,665      $  30,985      $  32,998
                                                     =========      =========      =========

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                                         Common Stock                 Accumulated                  Treasury Stock
                                         ------------     Additional   Other Comp-                 --------------
                                     Number of              Paid-In    rehensive   Retained    Number of
(in thousands, except share data)      Shares    Amount     Capital       Loss     Earnings      Shares     Amount       Total
---------------------------------    ---------  --------- ----------  ------------ ---------   ---------   ---------   ---------
Balance, September 1, 1996           16,132,583 $  80,663  $  13,193               $ 262,772   (1,036,619) $ (21,495)  $ 335,133

   Comprehensive Income:
     Net earnings                                                                     38,605                              38,605
   Cash dividends--$.52 per share                                                     (7,777)                             (7,777)
   Treasury stock acquired                                                                       (628,993)   (17,727)    (17,727)
   Stock issued under stock option,
     purchase and bonus plans                                   (215)                             293,959      6,204       5,989
   Tax benefits related to stock
     option plan                                                 649                                                         649
                                     ---------- ---------  ---------   ---------   ---------   ----------  ---------   ---------
Balance, August 31, 1997             16,132,583    80,663     13,627                 293,600   (1,371,653)   (33,018)    354,872
                                     ---------- ---------  ---------   ---------   ---------   ----------  ---------   ---------
   Comprehensive Income:
     Net earnings                                                                     42,714                              42,714
     Other comprehensive loss -
     Foreign currency translation
        adjustment, net of taxes
        of $859                                                        $  (1,596)                                         (1,596)
                                     ---------- ---------  ---------   ---------   ---------   ----------  ---------   ---------
   Comprehensive income                                                                                                   41,118
   Cash dividends--$.52 per share                                                     (7,717)                             (7,717)
   Treasury stock acquired                                                                       (496,000)   (14,732)    (14,732)
   Stock received from
     escrow upon settlement
     of Owen lawsuit                                                                              (47,316)    (1,286)     (1,286)
   Stock issued under stock option,
     purchase and bonus plans                                   (237)                             351,997      8,476       8,239
   Tax benefits related to stock
     option plan                                                 895                                                         895
                                     ---------- ---------  ---------   ---------   ---------   ----------  ---------   ---------
Balance, August 31, 1998             16,132,583    80,663     14,285      (1,596)    328,597   (1,562,972)   (40,560)    381,389
                                     ---------- ---------  ---------   ---------   ---------   ----------  ---------   ---------
   Comprehensive Income:
      Net earnings                                                                    47,120                              47,120
      Other comprehensive income-
      Foreign currency translation
        adjustment, net of taxes
        of $442                                                              822                                             822
                                     ---------- ---------  ---------   ---------   ---------   ----------  ---------   ---------
   Comprehensive income                                                                                                   47,942
   Cash dividends--$.52 per share                                                     (7,540)                             (7,540)
   Treasury stock acquired                                                                       (314,400)    (7,012)     (7,012)
   Stock issued under stock option,
      purchase and bonus plans                                  (560)                             151,049      3,833       3,273
   Tax benefits related to stock
      option plan                                                406                                                         406
                                     ---------- ---------  ---------   ---------   ---------   ----------  ---------   ---------
Balance, August 31, 1999             16,132,583 $  80,663  $  14,131   $    (774)  $ 368,177   (1,726,323) $ (43,739)  $ 418,458
                                     ========== =========  =========   =========   =========   ==========  =========   =========

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


[NATURE OF OPERATIONS] The Company manufactures, recycles and markets steel and metal products and related materials. Its manufacturing and recycling facilities and primary markets are located in the Sunbelt from the mid-Atlantic area through the West. Through its global marketing offices, the Company trades primary and secondary metals and other industrial products worldwide. As more fully discussed in footnote 12, the Manufacturing segment is the most dominant in terms of capital assets and operating profit.

[CONSOLIDATION] The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances are eliminated in consolidation.

[REVENUE RECOGNITION] Generally, sales are recognized when title passes to the customer based on customary industry practice. Certain revenues related to the steel fabrication operations are recognized on the percentage of completion method. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs for certain projects will be further revised in the near-term.

[INVENTORIES] Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out
(LIFO) method; cost of international and remaining inventories is determined by the first-in, first-out (FIFO) method.

[PROPERTY, PLANT AND EQUIPMENT] Property, plant and equipment is recorded at cost and is depreciated at annual rates based upon the estimated useful lives of the assets using substantially the straight-line method. Provision for amortization of leasehold improvements is made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter.

[ASSETS HELD FOR SALE] Included within other assets is equipment which is no longer used for Manufacturing operations and is being held for sale. The assets are recorded at management's best estimate of the amounts expected to be realized upon sale. The amounts the Company will ultimately realize could differ substantially from management's estimates.

[START-UP COSTS] Start-up costs associated with the acquisition and expansion of manufacturing and recycling facilities are expensed as incurred.

[INCOME TAXES] Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in footnote 5. Benefits from tax credits are reflected currently in earnings.

[FOREIGN CURRENCY] The functional currency of the Company's international subsidiaries in Australia, the United Kingdom, and Germany is the local currency. The remaining international subsidiaries' functional currency is the United States dollar. Translation adjustments are reported as a component of accumulated other comprehensive income.

     Gain or loss on foreign currency exchange contracts designated as hedges is deferred and recognized upon settlement of the related trade receivable or payable.

[USE OF ESTIMATES] The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates regarding assets and liabilities and associated revenues and expenses. Management believes these estimates to be reasonable; however, actual results may vary.

[CASH FLOWS] For purposes of the statements of cash flows, the Company considers investments that are short-term (generally with original maturities of three months or less) and highly liquid to be cash equivalents.

[RECLASSIFICATIONS] Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the classifications used in the current year.

[ACCOUNTING STANDARDS] The Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income", effective September 1, 1998. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption had no impact on the Company's net income or stockholders' equity. Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     Effective for the year ended August 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the method for determining and reporting certain financial information at segment levels. Prior year segment disclosures have been modified to reflect these new requirements.

     The Company will adopt the American Institute of Certified Public Accountants' (AICPA) Accounting Standards Executive Committee Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," on September 1, 1999. This SOP requires that entities capitalize certain internal-use software costs once specific criteria are met. Management does not anticipate this SOP will have a significant impact on the Company's consolidated financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's year ending August 31, 2001. This statement requires all derivatives to be recognized as either assets or liabilities in the balance sheet, measured at fair value. Gains or losses resulting from changes in the values of these derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of this statement on the consolidated financial statements.


NOTE 2.       INVENTORIES


     Before reduction of LIFO reserves of $2,993,000 and $22,459,000 at August 31, 1999 and 1998, respectively, inventories valued under the first-in, first-out method approximated replacement cost.

     At both August 31, 1999 and 1998, 72% of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to international business.

NOTE 3.       CREDIT ARRANGEMENTS


     The Company is active in the commercial paper market with a program that permits borrowings up to $100,000,000. It is the Company's policy to maintain formal bank credit lines equal to 100% of the amount of all commercial paper outstanding.

     The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at bankers' acceptance rates or on a cost of funds basis. No compensating balances or commitment fees are required under these credit facilities.

     The Company filed a shelf registration for $200 million of long- and medium-term notes, of which $100 million of investment grade, unsecured notes were sold in February 1999 with a coupon rate of 6.75%, and an effective rate of 6.76% due in February 2009. The proceeds from the notes were used to retire short-term borrowings. The remaining $100 million securities included in the shelf registration can be issued over the next two years.

     The Company's $100 million investment grade, unsecured notes due in 2005 have a coupon rate of 7.20%, which, after netting the proceeds of an interest rate hedge, results in an effective interest rate of 7.04%.

     On August 15, 1996, the Company arranged a five-year, $40 million unsecured revolving credit loan facility with a group of four banks. On October 29, 1998, an additional five year $60 million facility was finalized with three banks. The agreements provide for borrowing in United States dollars indexed to the reference rate or to the offshore dollar interbank market rate. Commitment fees of .1125% and .1800% per annum are payable on the 1996 and 1998 credit lines, respectively. No compensating balances are required.

Long-term debt and amounts due within one year as of August 31, 1999, are as follows:


                         Long-Term       Current
(in thousands)              Debt        Maturities        Total
--------------           ----------     ----------     ----------
6.75% notes due 2009     $  100,000     $       --     $  100,000
7.20% notes due 2005        100,000             --        100,000
6.80% notes due 2007         50,000             --         50,000
8.49% notes due 2001         14,285          7,143         21,428
8.75% note due 1999              --          2,141          2,141
Other                         1,305            589          1,894
                         ----------     ----------     ----------
                         $  265,590     $    9,873     $  275,463
                         ==========     ==========     ==========

     All interest is payable semiannually. The 6.75% notes are due in February 2009; the 7.20% notes are due in July 2005; the 6.80% notes in August 2007. The 8.49% notes provide for annual principal repayments beginning on December 1, 1995; other notes are payable semiannually or annually.

     Certain of the note agreements include various covenants. The most restrictive of these requires maintenance of consolidated net current assets of $75,000,000 and net worth (as defined) of $150,000,000. At August 31, 1999, approximately $229,000,000 of retained earnings was available for cash dividends under these covenants.

     The aggregate amounts of all long-term debt maturities for the five years following August 31, 1999 are (in thousands): 2000-$9,873; 2001-$7,729;
2002-$7,764; 2003-$4; 2004 and thereafter-$250,093.

Interest expense is comprised of the following:

                    Year ended August 31,
                ------------------------------
(in thousands)     1999       1998      1997
--------------  --------   --------   --------
Long-term debt   $12,013    $11,568    $10,894
Commercial paper   2,257      1,547        731
Notes payable      5,380      4,940      3,012
                 -------    -------    -------
                 $19,650    $18,055    $14,637
                 =======    =======    =======

         Interest of $4,547,000, $2,290,000, and $804,000 was capitalized in the cost of property, plant and equipment constructed in 1999, 1998 and 1997, respectively. Interest of $24,334,000, $20,691,000, and $15,578,000 was paid in 1999, 1998, and 1997, respectively.

NOTE 4.  FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK

         Management believes that the historical financial statement presentation is the most useful for displaying the Company's financial position. However, generally accepted accounting principles require disclosure of an estimate of the fair value of the Company's financial instruments as of year end. These estimated fair values disregard management intentions concerning these instruments and do not represent liquidation proceeds or settlement amounts currently available to the Company. Differences between historical presentation and estimated fair values can occur for many reasons including taxes, commissions, prepayment penalties, make-whole provisions and other restrictions as well as the inherent limitations in any estimation technique. Because of this, management believes this information may be of limited usefulness in understanding the Company and minimal value in making comparisons between companies.

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


(in thousands)                1999      1998
--------------              --------  --------
Long-Term Debt:
  Carrying amount           $275,463  $185,272
  Estimated fair value      $264,715  $186,796
                            ========  ========

         The fair value of all outstanding letters of credit is not meaningful.

         In 1998, the Company entered into an interest rate swap (variable to fixed) effective as a hedge for certain debt outstanding of its Australian subsidiary. The instrument's notional amount is seven million Australian dollars and terminates June 2, 2003. The variable rate at year end was 5.2% and the fixed rate 5.5%. At August 31, 1999, it had a fair value of $115,000.

         The Company does not have significant off-balance-sheet risk from financial instruments. It enters into foreign exchange and commodity contracts as hedges when trade receivables and payables are denominated in currencies other than the functional currency. Effects of changes in currency rates are therefore minimized. The notional amount of foreign currency exchange contracts outstanding at year end was $65,744,000. The fair value of these contracts effective as hedges if settled at August 31, 1999 would result in a gain of $356,000. As a matter of Company policy, foreign exchange contracts are used to hedge only firm commitments, not anticipated transactions. The Company does not hold financial instruments for trading purposes.

         Pricing of certain firm sales and purchase commitments is fixed to forward metal commodity exchange quotes. The Company enters into metal commodity contracts (predominantly copper) as hedges of gross margins on these commitments. The hedges are closed when the underlying sales and purchase commitments are priced, and gain or loss is recognized when the sale or purchase is recorded. The notional amount of forward commodity contracts outstanding at year-end was $10,388,000. The fair value of these contracts effective as hedges if settled at August 31, 1999 would result in a gain of $288,000.

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

NOTE 5.      INCOME TAXES

The provisions for income taxes include the following:

                    Year ended August 31,
                ------------------------------
(in thousands)     1999       1998      1997
--------------  --------   --------   --------
Current:
  United States   $22,443   $21,651    $19,986
  Foreign             672       782        680
  State and local   2,689     2,558      2,065
                  -------   -------    -------
                   25,804    24,991     22,731
                  -------   -------    -------
Deferred            2,106       364       (381)
                  -------   -------    -------
                  $27,910   $25,355    $22,350
                  =======   =======    =======

         Taxes of $32,515,000, $21,444,000 and $25,506,000 were paid in 1999,
1998 and 1997, respectively.

         Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The sources and deferred tax liabilities (assets) associated with these differences are:

                                     August 31,
                                 ------------------
(in thousands)                     1999      1998
--------------                   --------  --------
Tax on difference between tax
  and book depreciation          $23,388    $19,165
U.S. taxes provided on foreign
  income and foreign taxes        11,497     11,595
Net operating losses              (2,671)    (2,660)
Alternative minimum tax credit    (1,713)    (1,713)
Other accruals                    (2,878)    (2,030)
Other                             (4,360)    (2,981)
                                 -------   --------
Total                            $23,263   $ 21,376
                                 =======   ========

         The Company uses substantially the same depreciable lives for tax and book purposes. Changes in deferred taxes relating to depreciation are mainly attributable to differences in the basis of underlying assets recorded under the purchase method of accounting. As noted above, the Company provides United States taxes on unremitted foreign earnings. Net operating losses consist of $4.5 million of federal net operating losses that are due to expire in 2009 and $51 million of state net operating losses that expire during the tax years ending from 2006 to 2019. These assets will be reduced as tax expense is recognized in future periods. The $1.7 million alternative minimum tax credit is available indefinitely.

         The Company's effective tax rates were 37.2% for both 1999 and 1998, and 36.7% in 1997. Reconciliations of the United States statutory rates to the effective rates are as follows:

                           Year ended August 31,
                       ------------------------------
                         1999       1998       1997
                       --------   --------   --------
Statutory rate           35.0%       35.0%      35.0%
State and local taxes     2.3         2.6        2.2
Other                     (.1)        (.4)       (.5)
                      -------     -------    -------
Effective tax rate       37.2%       37.2%      36.7%
                      =======     =======    =======

NOTE 6.      CAPITAL STOCK

[STOCK PURCHASE PLAN] Substantially all employees may participate in the Company's employee stock purchase plan. The Directors have authorized the annual purchase of up to 200 shares at a discount of 25% from the stock's price. Annual activity of the stock purchase plan was as follows:

                         1999       1998     1997
                       --------   -------- ---------
Shares subscribed       187,460    161,130   165,300
 Price per share       $  19.50   $  24.59  $  23.80
Shares purchased         39,810    138,640   152,260
 Price per share       $  24.59   $  23.80  $  17.80
Shares available        455,161

         The Company recognized compensation expense for this plan of $326,000, $1,053,000 and $906,000 in 1999, 1998 and 1997, respectively.

[STOCK OPTION PLANS] The 1986 Stock Incentive Plan (1986 Plan) terminated November 23, 1996, except as to awards outstanding. Under the 1986 Plan, stock options were awarded to full-time salaried employees. The option price was the fair market value of the Company's stock at the date of grant, and the options are exercisable two years from date of grant.

         The 1996 Long-Term Incentive Plan (1996 Plan) was approved in December 1996. Under the 1996 Plan, stock options, stock appreciation rights, and restricted stock may be awarded to employees. The option price for both the stock options and the stock rights will not be less than the fair market value of the Company's stock at the date of grant. Vesting periods are variable but no award may be exercised after ten years. The outstanding awards under the 1996 Plan vest 50% after one year and 50% after two years from date of grant and will expire seven years after grant. In 1999, the shareholders of the Company authorized an amendment to the 1996 Plan resulting in additional authorized shares of 743,994.

Combined share information for the two plans is as follows:

                                      Weighted
                                      Average            Price
                                      Exercise           Range
                        Number         Price           Per Share
                      -----------    ----------       -----------

September 1, 1996
 Outstanding           1,714,495     $   22.58        $ 8.72-27.61
 Granted                 390,251         28.00               28.00
 Exercised              (161,879)        18.60          8.72-27.61
 Forfeited               (23,559)        26.46         18.42-28.00
 Exercisable           1,108,337         21.32          8.72-27.61
                      ----------     ---------        ------------

August 31, 1997
 Outstanding           1,919,308     $   23.99        $ 8.72-28.00
 Granted                 364,841         29.81               29.81
 Exercised              (229,277)        19.05          8.72-28.00
 Forfeited                (9,859)        27.35          8.72-29.81
 Exercisable           1,454,626         24.14         12.61-28.00
                      ----------     ---------        ------------

August 31, 1998
 Outstanding           2,045,013     $   25.56        $12.61-29.81
 Granted                   7,000         24.01         21.94-26.69
 Exercised              (118,587)        18.44         12.61-29.81
 Forfeited               (22,665)        28.59         13.64-29.81
 Exercisable           1,712,318         25.56         12.61-29.81
 Increased Authorized    743,994
                      ----------     ---------        ------------

August 31, 1999
 Outstanding           1,910,761     $   25.96        $12.61-29.81
 Authorized
 Shares Remaining        762,058
                      ----------     ---------        ------------

Share information for options at August 31, 1999:

               Outstanding                           Exercisable
 ----------------------------------------   ----------------------------------
                               Weighted
                                Average
                                Remain-     Weighted                Weighted
  Range of                     ing Con-     Average                 Average
  Exercise        Number       tractual     Exercise     Number     Exercise
   Price       Outstanding    Life (Yrs)     Price    Outstanding    Price
------------   -----------    ----------    --------  -----------  -----------
$12.61-18.42     178,380         2.3         $17.15      178,380     $17.15
$20.20-24.50     406,678         4.5         $22.53      402,730     $22.54
$26.25-29.81   1,325,703         5.5         $28.20    1,131,208     $27.97
------------   ---------       -----         ------    ---------     ------
$12.61-29.81   1,910,761         5.0         $25.96    1,712,318     $25.56

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

The Black-Scholes option pricing model used requires the following weighted-average assumptions:

                               1999        1998        1997
                              ------      ------     -------
Risk-free interest rate         4.80%      5.44%      6.22%
Expected life               4.15 years  4.60 years  4.85 years
Expected volatility             .214       .170       .160
Expected dividend yield          1.7%       1.8%       1.7%

         Management believes that the resulting answer has narrow reliability as characteristics of the Company's options such as nontransferability, forfeiture provisions, and long lives are inconsistent with the option model's basic purpose of valuing traded options. For purposes of pro forma earnings disclosures, the assumed compensation expense is amortized over the option's vesting period. The 1999 pro forma information includes options granted in 1997, 1998, and 1999. The 1998 pro forma information includes options granted in 1997 and 1998.

                               1999        1998       1997
                              ------      ------     ------
Net Earnings (in thousands)
 As reported                  $47,120    $42,714     $38,605
 Pro Forma                     45,598     41,120      37,584
Net Earnings per share
 As reported                  $  3.22    $  2.82     $  2.54
 Pro Forma                    $  3.12       2.72        2.47

         The weighted-average fair value of options granted in 1999, 1998 and 1997 was $5.07, $6.06 and $6.27, respectively.

[PREFERRED STOCK] Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

[STOCKHOLDER RIGHTS PLAN] On July 28, 1999, the Company's Board of Directors adopted a stockholder rights plan pursuant to which stockholders were granted preferred stock rights (Rights) to purchase one one-thousandth of a share of the Company's Series A Preferred Stock for each share of common stock held. In connection with the adoption of such plan, the Company designated and reserved 100,000 shares of preferred stock as Series A Preferred Stock and declared a dividend of one Right on each outstanding share of the Company's common stock. Rights were distributed to stockholders of record as of August 9, 1999.

         The Rights are represented by and traded with the Company's common stock. The Rights do not become exercisable or trade separately from the common stock unless at least one of the following conditions are met: a public announcement that a person has acquired 15% or more of the common stock of the Company, or a tender or exchange offer is made for 15% or more of the common stock of the Company. Should either of these conditions be met and the Rights become exercisable, each Right will entitle the holder (other than the acquiring person or group) to buy one one-thousandth of a share of the Series A Preferred Stock at an exercise price of $150.00. Each fractional share of the Series A Preferred Stock will essentially be the economic equivalent of one share of common stock. Under certain circumstances, each Right would entitle its holder to purchase the Company's stock or shares of the acquirer's stock at a 50% discount. The Company's Board of Directors may choose to redeem the Rights (before they become exercisable) at $0.001 per Right. The Rights expire July 28, 2009.

NOTE 7.  EMPLOYEES' PENSION AND PROFIT SHARING PLANS

         Substantially all employees of the Company and its subsidiaries are covered by defined contribution profit sharing and savings plans. Company contributions, which are discretionary, to all plans were $15,933,000, $19,448,000, and $14,468,000, for 1999, 1998 and 1997, respectively.

         During 1998 the Company settled its only remaining defined benefit plan, which it had terminated in 1997. Included in 1998 is pension expense of $3,310,000, substantially all of which was a settlement liability.

NOTE 8.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS/POSTEMPLOYMENT BENEFITS

         The Company has no significant postretirement obligations. The Company's historical costs for postemployment benefits have not been significant and are not expected to be in the future.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

         Minimum rental commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 1999, are as follows for the fiscal periods specified:


                                                        Real
(in thousands)                   Equipment             Estate
--------------                   ---------           ----------
2000                             $  3,622             $  3,006
2001                                3,235                1,985
2002                                2,517                1,064
2003                                1,464                  740
2004 and thereafter                   368                1,707
                                 --------             --------
                                 $ 11,206             $  8,502
                                 ========             ========

         Total rental expense was $9,100,000, $9,634,000 and $8,621,000 in
1999, 1998 and 1997, respectively.

         In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provision has been made in the financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company although they may have a material impact on earnings for a particular quarter.

         The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at thirteen sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is "contesting, or at the appropriate time may contest, its PRP designation. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

         Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with the above-referenced matters, it makes accruals as warranted. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Accordingly, it is not possible to estimate a meaningful range of possible exposure. It is the opinion of the Company's management that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.

NOTE 10. EARNINGS PER SHARE

         There were no adjustments to net earnings to arrive at income for any years presented. The stock options granted June 11, 1998, with total outstanding share commitments of 351,002 at year end, are antidilutive.

                                              August 31,
                                --------------------------------------
                                   1999          1998          1997
                                ----------    ----------    ----------
Shares outstanding for          14,510,882    14,829,515    14,910,771
  basic earnings per share
Effect of dilutive securities:
  Stock options/
  purchase plans                   115,658       291,271       308,956
                                ----------    ----------    ----------
Shares outstanding for
  dilutive earnings
  per share                     14,626,540    15,120,786    15,219,727

NOTE 11. OTHER PAYABLES AND
         ACCRUED EXPENSES


                                     August 31,
                                 ------------------
(in thousands)                     1999      1998
--------------                   --------  --------
Salaries, wages and commissions  $ 29,240  $ 32,685
Employees' retirement plans        27,588    21,882
Advance billings on contracts      15,130    15,585
Insurance                          10,755    11,202
Accrual for contract losses         7,132     2,379
Environmental                       5,339     5,718
Litigation accrual                  6,650     6,650
Freight                             6,381     4,936
Taxes other than income taxes       7,704     7,558
Interest                            3,412     3,348
Other accrued expenses             34,558    31,451
                                 --------  --------
                                 $153,889  $143,394
                                 ========  ========

NOTE 12. BUSINESS SEGMENTS

         The Company's reportable segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.

         The Company has three reportable segments consisting of Manufacturing, Recycling, and Marketing and Trading. Manufacturing consists of the CMC~Steel Group's minimills, steel and joist fabrication operations, fence post manufacturing plants, heat treating, railcar rebuilding and concrete-related products, as well as the Howell Metal Company's copper tube manufacturing facility. The Manufacturing segment's business operates primarily in the southern United States. Recycling consists of the Secondary Metals Processing Division's scrap processing and sales operations primarily in Texas, Florida and the southern United States. Marketing and Trading includes both domestic and international operations for the sales and distribution of both ferrous and nonferrous metals and other industrial products. The segment's activities consist only of physical transactions and not speculation.

         The company uses operating profit and profit before tax to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following presents information regarding the Company's domestic and operations outside of the United States:

                           External Revenues for the
                             Year ended August 31,
                    -----------------------------------
(in thousands)          1999        1998        1997
-------------       -----------  ----------  ----------
United States       $1,491,371   $1,615,893  $1,519,538
Non United States      760,071      751,676     738,850
                    ----------   ----------  ----------
Total               $2,251,442   $2,367,569  $2,258,388
                    ==========   ==========  ==========

                             Long-Lived Assets
                             as of August 31,
                    -----------------------------------
(in thousands)          1999        1998        1997
-------------       -----------  ----------  ----------
United States        $409,886     $322,620    $246,560
Non United States       6,765        6,497       7,225
                     --------     --------    --------
Total                $416,651     $329,117    $253,785
                     ========     ========    ========

Summarized data for the Company's international operations located outside of the United States (principally in Europe, Australia and the Far East) are as follows:

                           Year ended August 31,
                       ------------------------------
(in thousands)           1999       1998       1997
--------------         --------   --------   --------
Revenues-unaffiliated
customers              $306,279   $330,772   $358,483
                       ========   ========   ========
Operating profit       $  5,521   $  4,491   $  3,469
                       ========   ========   ========
Total assets           $101,434   $107,422   $ 95,358
                       ========   ========   ========

The following is a summary of certain financial information by reportable segment:

                                                                                         Adjustments
                                                                 Marketing                   and
1999 (in thousands)                Manufacturing   Recycling    and Trading  Corporate  Eliminations  Consolidated
-------------------                -------------   ---------    -----------  ---------  ------------  ------------
Net sales-unaffiliated
 customers                          $1,202,057   $  283,635    $  765,673    $       77    $       --    $2,251,442
Intersegment sales                       3,948       18,300        35,941            --       (58,189)           --
                                    ----------   ----------    ----------    ----------    ----------    ----------
 Net sales                           1,206,005      301,935       801,614            77       (58,189)    2,251,442
                                    ==========   ==========    ==========    ==========    ==========    ==========
Operating profit (loss)                 83,796       (5,024)       22,606        (6,698)                     94,680
                                    ==========   ==========    ==========    ==========    ==========    ==========
Profit (loss) before income taxes       83,710       (5,074)       19,956       (23,562)                     75,030
                                    ==========   ==========    ==========    ==========    ==========    ==========
Interest expense                         4,068        2,373         2,115        15,641        (4,547)       19,650
                                    ==========   ==========    ==========    ==========    ==========    ==========
Capital expenditures                   130,098        6,468         1,291         3,895                     141,752
                                    ==========   ==========    ==========    ==========    ==========    ==========
Depreciation and amortization           38,841       11,767         1,050           396                      52,054
                                    ==========   ==========    ==========    ==========    ==========    ==========
Total assets                        $  683,561   $  114,807    $  242,547    $   38,073    $       --    $1,078,988
                                    ==========   ==========    ==========    ==========    ==========    ==========


1998 (in thousands)
-------------------
Net sales-unaffiliated
 customers                          $1,229,016   $  386,002    $  752,501    $       50    $       --    $2,367,569
Intersegment sales                       4,925       28,884        35,991                     (69,800)
                                    ----------   ----------    ----------    ----------    ----------    ----------
 Net sales                           1,233,941      414,886       788,492            50       (69,800)    2,367,569
                                    ==========   ==========    ==========    ==========    ==========    ==========
Operating profit (loss)                 74,766       (1,354)       20,582        (7,870)                     86,124
                                    ==========   ==========    ==========    ==========    ==========    ==========
Profit (loss) before income taxes       74,753       (1,358)       17,660       (22,986)                     68,069
                                    ==========   ==========    ==========    ==========    ==========    ==========
Interest expense                         5,375        1,614         1,688        11,668        (2,290)       18,055
                                    ==========   ==========    ==========    ==========    ==========    ==========
Capital expenditures                    90,036       27,391         1,360         1,128                     119,915
                                    ==========   ==========    ==========    ==========    ==========    ==========
Depreciation and amortization           35,364       10,925           939           232                      47,460
                                    ==========   ==========    ==========    ==========    ==========    ==========
Total assets                        $  622,694   $  118,905    $  236,968    $   24,050    $       --    $1,002,617
                                    ==========   ==========    ==========    ==========    ==========    ==========


1997 (in thousands)
-------------------
Net sales-unaffiliated
 customers                          $1,077,296   $  453,436   $  727,532   $      124    $       --    $2,258,388
Intersegment sales                       5,703       31,182       30,672                    (67,557)
                                    ----------   ----------   ----------   ----------    ----------    ----------
 Net sales                           1,082,999      484,618      758,204          124       (67,557)    2,258,388
                                    ==========   ==========   ==========   ==========    ==========    ==========
Operating profit (loss)                 54,782        7,615       17,636       (4,441)                     75,592
                                    ==========   ==========   ==========   ==========    ==========    ==========
Profit (loss) before income taxes       54,770        7,608       15,947      (17,370)                     60,955
                                    ==========   ==========   ==========   ==========    ==========    ==========
Interest expense                         4,378        1,880          516        8,667          (804)       14,637
                                    ==========   ==========   ==========   ==========    ==========    ==========
Capital expenditures                    50,773       15,885        4,023          274                      70,955
                                    ==========   ==========   ==========   ==========    ==========    ==========
Depreciation and amortization           32,915        9,926          669          210                      43,720
                                    ==========   ==========   ==========   ==========    ==========    ==========
Total assets                        $  510,951   $  112,875   $  192,224   $   23,011    $       --    $  839,061
                                    ==========   ==========   ==========   ==========    ==========    ==========

NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1999, 1998 and 1997 are as follows (in thousands except per share data):

                                     Three Months Ended 1999
                            ----------------------------------------
                              Nov. 30   Feb. 28    May 31   Aug. 31
                            ---------- --------- --------- ---------
Net sales                   $549,376  $550,537   $582,154  $569,375
Gross profit                  74,120    70,163     76,139    82,424
Net earnings                  11,011     8,386     11,002    16,721
EPS basic                        .76       .57        .76      1.16
EPS diluted                      .75       .57        .76      1.15

                                     Three Months Ended 1998
                            ----------------------------------------
                              Nov. 30   Feb. 28    May 31   Aug. 31
                            ---------- --------- --------- ---------
Net sales                   $550,501  $568,178   $606,099  $642,791
Gross profit                  63,801    66,284     73,836    80,375
Net earnings                   8,053     8,348     11,391    14,922
EPS basic                        .55       .57        .77      1.01
EPS diluted                      .54       .56        .75      1.00

                                     Three Months Ended 1997
                            ----------------------------------------
                              Nov. 30   Feb. 28    May 31   Aug. 31
                            ---------- --------- --------- ---------
Net sales                   $530,961  $525,755   $589,646  $612,026
Gross profit                  61,654    58,411     66,009    68,159
Net earnings                   9,177     7,201      9,510    12,717
EPS basic                        .61       .48        .64       .87
EPS diluted                      .60       .47        .63       .85

         The quantities and costs used in calculating cost of goods sold on a quarterly basis include estimates of the annual LIFO effect. The actual effect cannot be known until the year end physical inventory is completed and quantity and price indices are developed. The quarterly cost of goods sold above includes such estimates. Fourth quarter 1999 net earnings increased $5,986,000 after the final determination of quantities and prices was made.

         During 1999, the Company received $8.1 million in settlements for antitrust litigation included in net sales, of which $3.0 million was received in the fourth quarter.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Commercial Metals Company
Dallas, Texas


         We have audited the consolidated balance sheets of Commercial Metals Company and subsidiaries at August 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE, LLP

Dallas, Texas
October 13, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reportable event took place.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Some of the information required in response to this item with regard to directors is incorporated by reference into this annual report from Commercial Metals' definitive proxy statement for the annual meeting of shareholders to be held January 27, 2000, which will be filed no later than 120 days after the close of Commercial Metals' fiscal year. The following is a listing of employees believed to be considered "Executive Officers" of Commercial Metals as of August 31, 1999, as defined under Rule 3b-7:



NAME                               CURRENT TITLE & POSITION                            AGE           OFFICER SINCE
----                               ------------------------                            ---           -------------
Louis A. Federle                   Treasurer                                            50               1979


Hugh M. Ghormley                   Vice President and                                   70               1981
                                   CMC Steel Group - President
                                   Fabrication Plants


Harry J. Heinkele                  Vice President and Secondary Metals                  67               1981
                                   Processing Division - President


A. Leo Howell                      Vice President and                                   78               1977
                                   Howell Metal Company - President;
                                   Director and Chairman of the
                                   Executive Committee


William B. Larson                  Vice President and                                   46               1995
                                   Chief Financial Officer


Murray R. McClean                  Vice President and Marketing and                     51               1995
                                   Trading Segment - President


Malinda G. Passmore                Controller                                           40               1999


Stanley A. Rabin                   Chairman of the Board,                               61               1974
                                   President and Chief Executive
                                   Officer; Director


Bert Romberg                       Senior Vice President                                69               1968


Marvin Selig                       CMC Steel Group - Chairman                           76               1968
                                   and Chief Executive Officer; Director


Clyde P. Selig                     Vice President and                                   67               1981
                                   CMC Steel Group - President
                                   and Chief Operating Officer


David M. Sudbury                   Vice President, Secretary and                        54               1976
                                   General Counsel


         The executive officers are employed by the board of directors of Commercial Metals or a subsidiary, usually at its first meeting after Commercial Metals' annual stockholders meeting, and continue to serve for terms set from time to time by the board of directors in its discretion.

         All of the executive officers of Commercial Metals have been employed by Commercial Metals in the positions indicated above or in positions of similar responsibility for more than five years, except for Ms. Passmore. Ms. Passmore was employed in April 1999 as Controller, having formerly been President and CEO of System Health Providers, Inc. since January 1998, and Chief Financial Officer from January 1997, until January 1998. Prior to 1997, Ms. Passmore was a consultant and employed as Executive Director of Financial Services and Controller with Kaiser Foundation Health Plan of Texas from 1991 to September 1996. Mr. Federle was named Treasurer in April 1999, having been employed since 1977 and Assistant Treasurer since 1979. Mr. Larson was employed in June 1991 as Assistant Controller, named Controller in March 1995, and elected Vice President and Chief Financial Officer in April 1999. Mr. McClean was elected to the newly created position of President of the Marketing and Trading Segment as of September 1, 1999, having been employed since 1985 and President of the International Division of that segment since 1995. Mr. Rabin was elected to the additional position of Chairman of the Board in March 1999. Marvin Selig is the brother of Clyde P. Selig. There are no other family relationships among the officers of the registrant or among the executive officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

         Information required in response to this Item is incorporated by reference into this annual report from Commercial Metals' definitive proxy statement for the annual meeting of shareholders to be held January 27, 2000, which will be filed no later than 120 days after the close of Commercial Metals' fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this item is incorporated by reference from Commercial Metals' definitive proxy statement for the annual meeting of shareholders to be held January 27, 2000, which will be filed no later than 120 days after the close of Commercial Metals' fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the extent applicable, information required in response to this item is incorporated by reference into this annual report from Commercial Metals' definitive proxy statement for the annual meeting of shareholders to be held January 27, 2000, which will be filed no later than 120 days after the close of Commercial Metals' fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

     1. All financial statements are included at Item 8 above.
     2. Commercial Metals Company and Subsidiaries Consolidated Financial
        Statement Schedule

         Independent Auditors' Report as to Schedule
         Valuation and qualifying accounts (Schedule VIII)

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

         (3)(i)c- Certificate of Designation, Preferences and Rights of Series A
                Preferred Stock (Filed as Exhibit 2 to the Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

         (3)(ii)By-Laws (Filed as Exhibit (3)(ii) to the Company's Form 10-K for the fiscal year ended August 31, 1993 and incorporated hereby by reference).

         (4)(i)a- Indenture between Commercial Metals and Chase Manhattan Bank dated as of July 31, 1995 (Filed as Exhibit 4.1 to Commercial
                Metals' Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

         (4)(i)b- Rights Agreement dated July 28, 1999 by and between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (Filed as Exhibit 1 to the Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

         (21)   Subsidiaries of Registrant..................................................................E1

         (23) Independent Auditors' consent to incorporation by reference of report dated October 13, 1999 accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 1999 into previously
                filed Registration Statements No. 033-61073, No. 033-61075, and
                333-27967 on Form S-8 and Registration Statements No. 33-60809
                and 333-61379 on Form S-3...................................................................E2

         (27)   Financial Data Schedule.....................................................................E3

   (b) Reports on Form 8-K.

         On August 3, 1999 a Form 8-K was filed to report under Item 5. Other
         Events, the July 28, 1999 adoption of a shareholder rights plan.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMMERCIAL METALS COMPANY

                                    /s/ Stanley A. Rabin
                                    -------------------------------------------
                                    By: Stanley A. Rabin
                                        Chairman of the Board, President
                                        and Chief Executive Officer

                                        Date:    November 22, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Albert A. Eisenstat                                             /s/ Charles B. Peterson
-----------------------------------------                           -----------------------------------------
Albert A. Eisenstat, November 22, 1999                              Charles B. Peterson, November 22, 1999
Director                                                            Director

/s/ Moses Feldman                                                   /s/ Stanley A Rabin
-----------------------------------------                           -----------------------------------------
Moses Feldman, November 22, 1999                                    Stanley A. Rabin, November 22, 1999
Director                                                            Chairman of the Board, President,
                                                                    And Chief Executive Officer
/s/ A. Leo Howell
----------------------------------------                            /s/ Marvin Selig
A. Leo Howell, November 22, 1999                                    -----------------------------------------
Vice President and Director                                         Marvin Selig, November 22, 1999
                                                                    Chairman and Chief Executive Officer
/s/ Walter F. Kammann                                               CMC Steel Group and Director
--------------------------------------
Walter F. Kammann, November 22, 1999                                /s/ Robert R. Womack
Director                                                            -----------------------------------------
                                                                    Robert R. Womack, November 22, 1999
/s/ Ralph E. Loewenberg                                             Director
--------------------------------------
Ralph E. Loewenberg, November 22, 1999
Director

/s/ Anthony A. Massaro                                              /s/ William B. Larson
-----------------------------------------                           -----------------------------------------
Anthony A. Massaro, November 22, 1999                               William B. Larson, November 22, 1999
Director                                                            Vice President and
                                                                    Chief Financial Officer
/s/ Dorothy G. Owen
----------------------------------------                            /s/ Malinda G. Passmore
Dorothy G. Owen, November 22, 1999                                  -----------------------------------------
Director                                                            Malinda G. Passmore, November 22, 1999
                                                                    Controller


INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders of
Commercial Metals Company
Dallas, Texas

We have audited the consolidated financial statements of Commercial Metals Company and subsidiaries as of August 31, 1999 and 1998, and for each of the three years in the period ended August 31, 1999, and have issued our report thereon dated October 13, 1999; such financial statements and report are included in Item 8 herein. Our audits also included the consolidated financial statement schedule of Commercial Metals Company listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
October 13, 1999

                                  SCHEDULE VIII


                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED AUGUST 31, 1999, 1998 AND 1997

                                (In thousands)


Allowance for collection losses deducted from notes and accounts receivable:

                                               Charged to            Charged             Deductions
                           Balance,            profit and            to other               from               Balance
                          beginning             loss or              accounts             reserves               end
        Year               of year               income                (A)                  (B)                of year
        ----             ----------            ---------             --------            ----------            -------
        1997                5,501                1,433                 354                 1,172                6,116

        1998                6,116                2,898                 261                 1,155                8,120

        1999                8,120                1,877                 332                 2,615                7,714




(A)  Recoveries of accounts written off.

(B)  Write-off of uncollectible accounts.

                               INDEX TO EXHIBITS

EXHIBIT
NO.                                    DESCRIPTION
-------                                -----------
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

(3)(i)c         Certificate of Designation, Preferences and Rights of Series A
                Preferred Stock (Filed as Exhibit 2 to the Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

(3)(ii) By-Laws (Filed as Exhibit (3)(ii) to the Company's Form 10-K for the fiscal year ended August 31, 1993 and incorporated hereby by reference).

(4)(i)a Indenture between Commercial Metals and Chase Manhattan Bank dated as of July 31, 1995 (Filed as Exhibit 4.1 to Commercial
                Metals' Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

(4)(i)b Rights Agreement dated July 28, 1999 by and between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (Filed as Exhibit 1 to the Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

(21)            Subsidiaries of Registrant..................................................................E1

(23) Independent Auditors' consent to incorporation by reference of report dated October 13, 1999 accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 1999 into previously
                filed Registration Statements No. 033-61073, No. 033-61075, and
                333-27967 on Form S-8 and Registration Statements No. 33-60809
                and 333-61379 on Form S-3...................................................................E2

(27)            Financial Data Schedule.....................................................................E3
