Form 10-Q
period 1999-11-30
COMMERCIAL METALS CO
filed 2000-01-12
CIK 22444

                                    FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549

                      ------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   -------------------------------------------

For quarter ended November 30, 1999
Commission File Number  1-4304

                            COMMERCIAL METALS COMPANY
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        75-0725338
------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)


                              7800 Stemmons Freeway
                               Dallas, Texas 75247
                    ----------------------------------------
                   ( Address of principal executive offices )
                                  ( Zip Code )


                                 (214) 689-4300
              ----------------------------------------------------
             ( Registrant's telephone number, including area code )

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

As of November 30, 1999 there were 14,374,095 shares of the Company's common stock issued and outstanding excluding 1,758,488 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----


                                                                  Page No.
                                                                  --------
PART I - Financial Statements:

    Consolidated Balance Sheets -
       November  30, 1999 and August 31, 1999                        2 - 3


    Consolidated Statements of Earnings -
       Three months  ended
        November  30, 1999 and 1998                                      4


    Consolidated Statements of Cash Flows -
       Three  months ended November 30, 1999 and 1998                    5



    Consolidated Statement of Stockholders'  Equity
       For the three months ended  November  30, 1999                    6


    Notes to Consolidated Financial Statements                       7 - 8


    Management's Discussion and Analysis of the
       Consolidated Financial Statements                            9 - 15


PART II - Other Information and Signatures                         16 - 17


                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                        (In thousands except share data)


                                             November 30,    August 31,
                                                1999           1999
                                             ------------   ------------
CURRENT ASSETS:
  Cash                                       $    17,594    $    44,665
  Accounts receivable (less allowance for
   collection losses of $7,939 and $7,714)       331,963        304,318
  Inventories                                    245,595        249,688
  Other                                           64,894         63,666
                                             -----------    -----------
  TOTAL CURRENT ASSETS                           660,046        662,337



PROPERTY, PLANT, AND EQUIPMENT, at cost:
  Land                                            26,098         25,927
  Buildings                                       89,377         87,796
  Equipment                                      642,942        635,054
  Leasehold improvements                          30,340         30,119
  Construction in process                         21,625         25,351
                                             -----------    -----------
                                                 810,382        804,247
  Less accumulated depreciation
   and amortization                             (411,335)      (401,975)
                                             -----------    -----------
                                                 399,047        402,272


OTHER ASSETS                                      15,694         14,379


                                             -----------    -----------
                                             $ 1,074,787    $ 1,078,988
                                             ===========    ===========

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                        (In thousands except share data)



                                            November 30,    August 31,
                                               1999           1999
                                            ------------   ------------
CURRENT LIABILITIES:
  Commercial paper                           $    15,000    $    10,000
  Notes payable                                   17,453          4,382
  Accounts payable                               186,742        191,508
  Other payables and accrued expenses            131,232        153,889
  Income taxes payable                             2,775          2,025
  Current maturities of long-term debt             7,726          9,873
                                             -----------    -----------
  TOTAL CURRENT LIABILITIES                      360,928        371,677

DEFERRED INCOME TAXES                             23,263         23,263

LONG-TERM DEBT                                   265,181        265,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
    Preferred stock                                   --             --

    Common stock, par value $5.00 a share;
    authorized 40,000,000 shares; issued
    16,132,583 shares, outstanding
    14,374,095 and 14,406,260 shares              80,663         80,663

  Additional paid-in capital                      14,087         14,131
  Cumulative translation adjustment                 (889)          (774)
  Retained earnings                              376,538        368,177
                                             -----------    -----------
                                                 470,399        462,197
  Less treasury stock,
  1,758,488 and 1,726,323 shares at cost         (44,984)       (43,739)
                                             -----------    -----------
                                                 425,415        418,458
                                             -----------    -----------
                                             $ 1,074,787    $ 1,078,988
                                             ===========    ===========

                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------

                        (In thousands except share data)


                                          Three months ended
                                              November 30,
                                       -----------------------
                                         1999          1998
                                       ---------    ----------
NET SALES                            $   612,427   $   548,831

COSTS AND EXPENSES:
  Cost of goods sold                     534,993       475,056

  Selling, general and
  administrative expenses                 51,132        46,518

  Interest expense                         5,824         4,911

  Employees' retirement plans              4,170         4,798
                                     -----------   -----------
                                         596,119       531,283
                                     -----------   -----------
EARNINGS BEFORE INCOME TAXES              16,308        17,548

INCOME TAXES                               6,075         6,537
                                     -----------   -----------
NET EARNINGS                         $    10,233   $    11,011
                                     ===========   ===========

Basic earnings per share             $      0.71   $      0.76

Diluted earnings per share           $      0.70   $      0.75

Cash dividends per share             $      0.13   $      0.13

Average basic shares outstanding      14,388,037    14,578,065

Average diluted shares outstanding    14,638,104    14,660,851


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                 (In thousands)

                                                                        Three months ended
                                                                            November 30,
                                                                     -----------------------
                                                                        1999        1998
                                                                     ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                     $ 10,233    $ 11,011
     Adjustments to earnings not requiring cash:
      Depreciation and amortization                                     16,345      11,853
      Provision for losses on receivables                                  134         378
      Other                                                               (394)        (26)

                                                                      --------    --------
     Cash flows from operations before changes in
      current assets and liabilities                                    26,318      23,216

     Changes in current assets and liabilities:

      Decrease (increase) in receivables                               (27,779)      7,275
      Decrease (increase) in inventories                                 4,093     (18,404)
      Decrease (increase) in other assets                               (4,092)      7,836
      Increase (decrease) in accounts payable,
      accrued expenses and income taxes                                (26,673)    (30,485)

                                                                      --------    --------
     Net Cash Used by Operating Activities                             (28,133)    (10,562)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, plant and equipment                         (11,686)    (51,801)
     Sales of property, plant and equipment                                394          26
                                                                      --------    --------
     Net Cash Used by Investing Activities                             (11,292)    (51,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Commercial paper - net change                                       5,000      10,000
     Notes payable - net change                                         13,071      38,290
     Payments on long-term debt                                         (2,556)     (1,384)
     Stock issued under stock option and purchase plans                  1,002         182
     Treasury stock acquired                                            (2,291)
     Dividends paid                                                     (1,872)     (1,894)
                                                                      --------    --------
     Net Cash Provided by Financing Activities                          12,354      45,194

Increase (Decrease) in Cash and Cash Equivalents                       (27,071)    (17,143)

Cash and Cash Equivalents at Beginning of Year                          44,665      30,985
                                                                      --------    --------
Cash and Cash Equivalents at End of Period                            $ 17,594    $ 13,842
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

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                        (In thousands except share data)


                                                               Common Stock             Accumulated
                                                  ----------------------------------       Other           Add'l
                                                    Number of                          Comprehensive      Paid-In       Retained
                                                     Shares                 Amount         Loss           Capital       Earnings
                                                  --------------         -----------   --------------    ----------     ----------

Balance September 1, 1999                            16,132,583              $80,663           ($774)       $14,131       $368,177

Comprehensive Income:
   Net earnings for  three  months
     ended November  30, 1999                                                                                               10,233
   Other comprehensive income-
        Foreign currency translation adjustment
          net of taxes of $68                                                                   (115)
   Comprehensive income



   Cash dividends - $.13 a share                                                                                            (1,872)

    Treasury stock acquired

    Stock issued under stock option,
     purchase and bonus plans                                                                                   (44)





                                                     ----------           ----------      ----------     ----------     ----------
Balance,  November 30, 1999                          16,132,583              $80,663           ($889)       $14,087       $376,538
                                                     ==========           ==========      ==========     ==========     ==========


                                                              Treasury Stock
                                                     --------------------------------
                                                      Number of
                                                       Shares                Amount       Total
                                                     -----------           ----------   ----------

Balance September 1, 1999                             (1,726,323)            ($43,739)    $418,458

Comprehensive Income:
   Net earnings for  three  months
     ended November  30, 1999                                                               10,233
   Other comprehensive income-
        Foreign currency translation adjustment
          net of taxes of $68                                                                 (115)
                                                                                        ----------
   Comprehensive income                                                                     10,118



   Cash dividends - $.13 a share                                                            (1,872)

    Treasury stock acquired                              (73,800)              (2,291)      (2,291)

    Stock issued under stock option,
     purchase and bonus plans                             41,635                1,046        1,002





                                                      ----------            ---------    ---------
Balance,  November 30, 1999                           (1,758,488)            ($44,984)    $425,415
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

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE A - LONG-TERM DEBT AND EQUITY (in thousands):

                                                         Total
                                 Long-Term   Current     Amount
                                   Debt     Maturities Outstanding
                                 ---------  ---------- -----------
          6.75% notes due 2009   $100,000   $     --   $100,000
          7.20% notes due 2005    100,000         --    100,000
          6.80% notes due 2007     50,000         --     50,000
          8.49% notes due 2001     14,285      7,143     21,428
                Other                 896        583      1,479
                                 --------   --------   --------
                                 $265,181   $  7,726   $272,907
                                 ========   ========   ========

NOTE B - QUARTERLY FINANCIAL DATA:

          In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1999, the results of operations for the three months then ended and the cash flows for the three months. The results of operations for the three month periods are not necessarily indicative of the results to be expected for a full year.

NOTE C - RECLASSIFICATIONS:

          Certain reclassifications have been made in the 1999 financial statements to conform to the classifications used in the current year.

NOTE D - EARNINGS PER SHARE:

        There were no adjustments to net earnings to arrive at net income for either the three months ended November 30, 1999 or 1998. The reconciliation of the denominators of the earnings per share calculations are as follows:


                                                                   Three months ended November 30,
                                                                        1999            1998
                                                                   ---------------------------------
Shares outstanding for basic earnings per share                       14,388,037      14,578,065
Effect of dilutive securities - Stock options/purchase plans             250,067          82,786
Shares outstanding for dilutive earnings per share                    14,638,104      14,660,851

       There were no stock options at November 30, 1999 which were anti-dilutive based on the average share price for the quarter of $31.00 per share.

NOTE E - ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE:

          Effective September 1, 1999, the Company adopted Statement of Position
(SOP) No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". This SOP requires capitalization of certain internal-use software costs once specific criteria are met. The adoption of this SOP did not have a significant impact on the Company's consolidated financial position or results of operations.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




NOTE F - BUSINESS SEGMENTS (in thousands):

          The following is a summary of certain financial information by reportable segment:


                                                  Three months ended November 30, 1999
                                      ----------------------------------------------------------------
                                        MANU-                   MARKETING        CORP         CONSOL-
                                      FACTURING     RECYCLING   & TRADING       & ELIM        IDATED
                                      ----------   ----------   ----------    ----------    ----------
Net sales-unaffiliated customers      $  311,730   $   97,855   $  202,834    $        8    $  612,427
Intersegment sales                         1,143        4,307        5,248       (10,698)
                                      ----------   ----------   ----------    ----------    ----------
                                         312,873      102,162      208,082       (10,690)      612,427

Earnings (Loss) before income taxes       17,700          585        3,831        (5,808)       16,308
Total assets                             712,651      116,957      215,183        29,996     1,074,787

                                                  Three months ended November 30, 1998
                                      ----------------------------------------------------------------
                                        MANU-                   MARKETING        CORP         CONSOL-
                                      FACTURING     RECYCLING   & TRADING       & ELIM        IDATED
                                      ----------   ----------   ----------    ----------    ----------
Net sales-unaffiliated customers      $  303,224   $   73,144    $  172,454    $        9    $  548,831
Intersegment sales                           862        5,431        11,710       (18,003)
                                      ----------   ----------    ----------    ----------    ----------
                                         304,086       78,575       184,164       (17,994)      548,831

Earnings (Loss) before income taxes       23,591       (4,129)        3,856        (5,770)       17,548
Total assets                             663,309      110,540       235,873        19,943     1,029,665

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                 (in millions)

                                                   First Quarter
                                              -----------------------
                                              2000               1999
                                              ----               ----
           Net sales                         $ 612              $ 549
           Net earnings                       10.2               11.0
           Cash flows                         26.3               23.2
           EBITDA                             38.5               34.3
           LIFO reserve                        3.6               19.4

SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

-   Strong first quarter against prior year record.

- Last year's first quarter included after-tax income of $1.8 million from a graphite electrode litigation settlement.

- Strong steel fabrication and record copper tube profitability sustained the Manufacturing Segment in spite of significant losses incurred on several large structural fabrication contracts.

- Steel minimill operating profits declined from the prior year period due to ramp up of new production lines and equipment, steel imports and installation of a new ladle metallurgical station at the South Carolina mill.

- SMI Texas received insurance proceeds of $1.2 million, after-tax, for transformer downtime.

- The Recycling segment was profitable (compared with a substantial loss the prior year period) on much improved market conditions.

- The Marketing and Trading segment operating income was modestly lower than the prior year period, on higher sales.

CONSOLIDATED DATA

The LIFO method of inventory valuation decreased net earnings for the quarter $385 thousand (3 cents per diluted share) compared to an increase of $2.0 million (14 cents per diluted share) last year.

SEGMENT OPERATING DATA
(in thousands)

Net sales and operating profit (loss) by business segment are shown in the following table:

                                             Three months ended
                                                November 30,
                                         ---------------------------
                                            1999             1998
                                         ---------         ---------
    NET SALES:

        Manufacturing                    $ 312,873         $ 304,086
        Recycling                          102,162            78,575
        Marketing and Trading              208,082           184,164
        Corporate and Elimination          (10,690)          (17,994)
                                         ---------         ---------
                                         $ 612,427         $ 548,831
                                         =========         =========

    OPERATING PROFIT (LOSS):

        Manufacturing                    $  17,720         $  23,593
        Recycling                              595            (4,123)
        Marketing and Trading                4,335             4,649
        Corporate and Elimination             (518)           (1,660)
                                         ---------         ---------
                                         $  22,132         $  22,459
                                         =========         =========

MANUFACTURING -

The Company's Manufacturing segment consists of the Steel Group and the Copper Tube Division. Operating profit for the segment decreased 25% from last year's first quarter while net sales increased 3%. The Steel Group's operating profit was 38% below last year's first quarter. This was partially offset by significantly better operating profit for the Copper Tube Division. Continuing historically high levels of low-priced steel imports resulted in lower mill selling prices in major product lines, although the underlying demand for steel products was healthy. Also, margins were pressured by higher raw material costs.

Steel and scrap prices are as reflected in the table below:

                                                     Three months ended
                                                         November 30,
                                                     ------------------
                                                     1999          1998
                                                     ----          ----
          Average mill selling price                 $303          $311
          Average fab selling price                   668           675
          Average scrap purchase price                 85            81

Operating profit for the Company's four steel minimills was 51% below the prior year period. Mill shipments declined 1% to 416,000 tons from 419,000 tons while tons rolled were up 3% from last year because of the new rolling mill at SMI South Carolina. Tons melted, however, significantly decreased due to imports and equipment outages at SMI South Carolina. During October 1999, the South Carolina mill installed a new ladle metallurgical station in the melt shop which resulted in downtime. Margins were lower due to higher scrap prices. While the average mill selling price was $8 per ton below last year, average scrap purchase costs were higher by $4 per ton. The SMI Texas mill recovered $1.2 million after-tax for insurance relating to previously incurred transformer problems.

Net sales and operating profit in the fabrication businesses were comparable with the prior year's strong first quarter in spite of losses on several large structural steel jobs and the adverse outcome of $800,000 for litigation relating to a large structural job. Fabricated steel shipments totaled 216,000 tons, a 5% increase from the prior year period. The average fab selling price decreased $7 per ton, partially because of product mix.

Depreciation and amortization expense for the Steel Group increased by $4.1 million pretax from the prior year first quarter due to the new rolling mill in South Carolina and new finishing line at SMI Alabama. The Company's interest expense increased by $913,000 from the prior year primarily because the completion of these two projects by fiscal year end 1999 substantially ended capitalization.

The Copper Tube Division's operating profit more than doubled from the same period last year due to better material spreads. Net sales increased by 38%. Demand for plumbing and refrigeration tube continued to be buoyed by the strong housing sector in the first quarter 2000. Copper tube shipments increased 15% versus the first quarter last year, and production was 14% higher.

RECYCLING -

The Recycling segment reported an operating profit of $595,000 for the first quarter 2000, which represented its second consecutive profitable quarter and a substantial improvement from the prior year period loss of $4,123,000. Market conditions continued to improve, with sales up 30% to $102 million. Ferrous scrap tonnage processed and shipped increased 8%, and ferrous sales prices were an average $103 per ton or 18% higher than a year ago. Nonferrous shipments increased 17%, and the average nonferrous scrap price was 13% higher than the prior year period. Total volume of scrap processed, including the Steel Group processing plants, was 557,000 tons, an increase of 12% from the 496,000 tons processed during the prior year period.

MARKETING AND TRADING -

Operating income for the Marketing and Trading segment was 7% lower than the prior year's first quarter, while net sales increased 13%. Global demand and prices began to recover, but were still relatively weak during the first quarter 2000. Gross margins in steel marketing and distribution as well as steel trading remained tight, and tonnage was affected by anti-dumping measures around the world. The Company achieved further penetration in highly competitive markets for nonferrous metal products and maintained profitability through product line expansion. The industrial raw materials and products including ores, minerals, ferrous raw materials and primary metals remained profitable despite the pricing pressures. The segment continued to broaden in new product and geographic areas.

In September 1999, a subsidiary of the Company acquired a 25% ownership interest in EuroPickling NV, a new pickling and oiling operation to be built in Belgium.

YEAR 2000 -

As described in its Form 10K report for the year ended August 31, 1999, the Company had a comprehensive program to meet anticipated Year 2000 concerns. This program was substantially completed by December 31, 1999. The Company has not encountered any significant year 2000 problems. System conversion/modification costs were minimal for the quarter ended November 30, 1999.

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

OUTLOOK -

Management continues to believe that the second half fiscal year 2000 will be stronger than the first half, due to both internal and external factors. The Company's operating performance should improve during the year, and markets should strengthen.

Demand from the construction, manufacturing and distribution sectors of the U.S. economy generally remains strong, and markets in Europe and Asia are gaining momentum. The Company's biggest challenge continues to be the adverse effect on the pricing of steel bar products stemming from the unprecedented imports into the U.S.

Because of the global pickup and potential, additional anti-dumping action in the U.S., management anticipates modestly higher realized prices for steel mill products, and improved manufacturing margins. Steel mill production and shipments are expected to increase. The outlook for the Company's downstream steel fabrication and related operations remains favorable, and its strong presence in fabrication continues to provide profit stability. The new castellated beam product line has good potential. Residential construction remains robust; consequently, strong demand for copper tube is expected to continue.

As the second quarter began, ferrous scrap prices were firming further while nonferrous scrap prices were relatively stable. Domestic demand for scrap has strengthened and export markets have improved. The remainder of fiscal year 2000 is likely to show even better results for the Recycling segment.

In Marketing and Trading, steel prices generally have rebounded off the bottom with most of the improvement in flat rolled products. The segment's steel sales into the U.S. are likely to decline, but sales elsewhere are rising. Sales of other products should increase. The better worldwide demand and prices for steel and nonferrous metals should be beneficial. Meanwhile, the segment continues to capitalize on opportunities that have arisen from the dislocations around the globe.

Longer term, good demand for construction related products and services is expected to continue, and the added funding from the $217 billion Federal transportation program has begun to materialize. The Company anticipates relatively high consumption of steel bar and structural steel in the public sector during the next few years.

The Company's historically high capital investments over the past two years should result in a meaningful increase in revenue growth and earnings power, especially beginning in fiscal year 2001. The Company will continue to profit from its vertical integration and unique business mix, and should be in a more favorable pricing environment.

This outlook section contains forward-looking statements regarding the outlook for the Company's financial results including shipments, pricing, demand, production rates, and general market conditions. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, metals pricing over which the Company exerts little influence, new capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing, global factors including credit availability, currency fluctuations, timing of litigation settlements and decisions by governments impacting the level and pace of overall economic growth.

LIQUIDITY

Cash flows from operations before changes in current assets and liabilities for the three months ended November 30, 1999 were $26.3 million compared to $23.2 million last year. Also, net cash flows used by operating activities increased to $28.1 million from $10.6 million in the prior year period.

Depreciation and amortization increased during the first quarter of 2000 primarily due to the capital projects at South Carolina and Alabama. Accounts receivable increased partially due to higher sales in the first quarter 2000 than in the fourth quarter 1999 for the Steel Group and the Recycling segment. The remainder of the increase was primarily due to slower collection of retention and billings for large structural jobs. Accrued expenses decreased $22.7 million due to the payment of incentive compensation and the funding of employee benefit plans accrued at August 31, 1999.

Notes payable and commercial paper increased $18.1 million to supplement current cash flows for funding working capital and capital expenditures. The Company invested $11.7 million in property and equipment primarily in the Steel Group at the Alabama and South Carolina mills, and in its fabrication operations. This was substantially less than the $51.8 million spent during the prior year first quarter.

At November 30, 1999, there were 14,374,095 common shares issued and outstanding with 1,758,488 held in the Company's treasury. Stockholders' equity was $425 million or $29.60 per share. During the first quarter, the Company repurchased 73,800 shares of common stock at an average price of $31.05.

Net working capital was $299 million at November 30, 1999 compared to $291 million at August 31,1999. The current ratio was 1.8, unchanged from August 31, 1999. The Company's effective tax rate for the three months was 37.3%, the same as the first quarter last year.

Long-term debt as a percent of total capitalization was 37.1% at November 30, 1999 compared to 37.5% at August 31, 1999. The ratio of total debt to total capitalization plus short-term debt stood at 40.5%, slightly higher than 1999 year end due to capital expenditures and working capital requirements.

PART II           OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1999, filed November 24, 1999, with the Securities and Exchange Commission.

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

                           27. Financial Data Schedule for the period ended November 30, 1999.

                  B. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COMMERCIAL METALS COMPANY



January 7, 2000                       William B. Larson
                                      Vice President
                                      & Chief Financial Officer




January 7, 2000                       Malinda G. Passmore
                                      Controller

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
EX 27        Financial Data Schedule