Form 10-Q
period 2000-02-29
COMMERCIAL METALS CO
filed 2000-03-24
CIK 22444

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549

                      ------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   -------------------------------------------

For quarter ended February 29, 2000
Commission File Number  1-4304

                            COMMERCIAL METALS COMPANY
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             75-0725338
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                              7800 Stemmons Freeway
                               Dallas, Texas 75247
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

As of February 29, 2000 there were 14,216,019 shares of the Company's common stock issued and outstanding excluding 1,916,564 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                  Page No.
                                                                 ---------
PART I - Financial Statements:

    Consolidated Balance Sheets -
       February 29, 2000 and August 31, 1999                         2 - 3


    Consolidated Statements of Earnings -
       Six  months ended February 29, 2000 and
        February 28, 1999                                               4


    Consolidated Statements of Cash Flows -
       Six  months ended February 29, 2000 and
        February 28, 1999                                               5


    Consolidated Statement of Stockholders'  Equity
       For the six months ended  February 29, 2000                      6


    Notes to Consolidated Financial Statements                      7 - 8


    Management's Discussion and Analysis of the
       Consolidated Financial Statements                            9 - 15


PART II - Other Information and Signatures                         16 - 18

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                       (In thousands except share data)

                                                   February 29,     August 31,
                                                      2000            1999
                                                   ------------    -----------
CURRENT ASSETS:
      Cash                                         $     17,709    $    44,665
      Accounts receivable (less allowance for
         collection losses of $8,164 and $7,714)        362,971        304,318
      Inventories                                       280,536        249,688
      Other                                              69,835         63,666
                                                   ------------    -----------
                    TOTAL CURRENT ASSETS                731,051        662,337



PROPERTY, PLANT, AND EQUIPMENT, at cost:
      Land                                               26,397         25,927
      Buildings                                          90,250         87,796
      Equipment                                         650,096        635,054
      Leasehold improvements                             30,712         30,119
      Construction in process                            25,807         25,351
                                                   ------------    -----------
                                                        823,262        804,247
      Less accumulated depreciation
           and amortization                            (424,761)      (401,975)
                                                   ------------    -----------
                                                        398,501        402,272


OTHER ASSETS                                             15,479         14,379


                                                   ------------    -----------
                                                   $  1,145,031    $ 1,078,988
                                                   ============    ===========

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands except share data)


                                                   February 29,     August 31,
                                                      2000            1999
                                                   ------------    -----------
CURRENT LIABILITIES:
      Commercial paper                             $     75,000    $    10,000
      Notes payable                                      38,428          4,382
      Accounts payable                                  185,597        191,508
      Other payables and accrued expenses               126,076        153,889
      Income taxes payable                                2,949          2,025
      Current maturities of long-term debt                7,741          9,873
                                                   ------------    -----------
                    TOTAL CURRENT LIABILITIES           435,791        371,677

DEFERRED INCOME TAXES                                    23,263         23,263

LONG-TERM DEBT                                          258,058        265,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Capital stock:
           Preferred stock                                   --             --
           Common stock, par value $5.00 a share;
             authorized 40,000,000 shares; issued
             16,132,583 shares, outstanding
             14,216,019 and 14,406,260 shares            80,663         80,663

      Additional paid-in capital                         14,132         14,131
      Cumulative translation adjustment                  (1,065)          (774)
      Retained earnings                                 385,032        368,177
                                                   ------------    -----------
                                                        478,762        462,197
      Less treasury stock,
      1,916,564 and 1,726,323 shares at cost            (50,843)       (43,739)
                                                   ------------    -----------
                                                        427,919        418,458
                                                   ------------    -----------
                                                   $  1,145,031    $ 1,078,988
                                                   ============    ===========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands except share data)

                                         Three months ended           Six months ended
                                     February 29,  February 28,  February 29,  February 28,
                                     --------------------------  --------------------------
                                        2000          1999          2000          1999
                                     ------------  ------------  ------------  ------------
NET SALES                            $    637,624  $    550,065  $  1,250,051  $  1,098,896

COSTS AND EXPENSES:
      Cost of goods sold                  558,492       480,266     1,093,485       955,322

      Selling, general and
       administrative expenses             51,179        47,739       102,311        94,257

      Interest expense                      6,848         4,633        12,672         9,544

      Employees' retirement plans           4,598         4,063         8,768         8,861
                                     ------------  ------------  ------------  ------------
                                          621,117       536,701     1,217,236     1,067,984
                                     ------------  ------------  ------------  ------------
EARNINGS BEFORE INCOME TAXES               16,507        13,364        32,815        30,912

INCOME TAXES                                6,149         4,978        12,224        11,515
                                     ------------  ------------  ------------  ------------
NET EARNINGS                         $     10,358  $      8,386  $     20,591  $     19,397
                                     ============  ============  ============  ============

Basic earnings per share             $       0.72  $       0.57  $       1.43  $       1.33

Diluted earnings per share           $       0.70  $       0.57  $       1.40  $       1.32

Cash dividends per share             $       0.13  $       0.13  $       0.26  $       0.26

Average basic shares outstanding       14,349,209    14,607,065    14,368,623    14,592,565

Average diluted shares outstanding     14,780,772    14,768,862    14,709,438    14,714,856


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                  Six months ended
                                                                ----------------------
                                                                 Feb. 29,     Feb. 28,
                                                                  2000          1999
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net earnings                                         $  20,591    $  19,397
           Adjustments to earnings not requiring cash:
               Depreciation and amortization                       32,770       23,485
               Provision for losses on receivables                    490        1,087
               Other                                                 (325)        (100)

                                                                ---------    ---------
           Cash flows from operations before changes in
             current assets and liabilities                        53,526       43,869

           Changes in current assets and liabilities:

               Decrease (increase) in receivables                 (59,143)       6,784
               Decrease (increase) in inventories                 (30,848)      (7,794)
               Decrease (increase) in other assets                 (9,239)      10,113
               Increase (decrease) in accounts payable,
                  accrued expenses and income taxes               (32,800)     (20,692)

                                                                ---------    ---------
           Net Cash (Used) Provided by Operating Activities       (78,504)      32,280
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

           Purchase of property, plant and equipment              (26,104)     (84,198)
           Sales of property, plant and equipment                     325          100
           Investment in joint venture                             (1,216)
                                                                ---------    ---------
           Net Cash Used by Investing Activities                  (26,995)     (84,098)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Commercial paper - net change                           65,000      (15,000)
           Notes payable - net change                              34,046      (35,806)
           New long-term notes                                                 100,000
           Payments on long-term debt                              (9,664)      (8,544)
           Stock issued under stock option and purchase plans       5,506        1,521
           Treasury stock acquired                                (12,609)
           Dividends paid                                          (3,736)      (3,790)
                                                                ---------    ---------
           Net Cash Provided by Financing Activities               78,543       38,381
                                                                ---------    ---------
Decrease in Cash and Cash Equivalents                             (26,956)     (13,437)

Cash and Cash Equivalents at Beginning of Year                     44,665       30,985
                                                                ---------    ---------
Cash and Cash Equivalents at End of Period                      $  17,709    $  17,548
                                                                =========    =========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (In thousands except share data)



                                            Common Stock        Accumulated                             Treasury Stock
                                      ----------------------      Other        Add'l                ---------------------
                                       Number of               Comprehensive  Paid-In    Retained   Number of
                                        Shares      Amount        Loss        Capital    Earnings     Shares     Amount      Total
                                      ----------- ----------  -------------   --------  ----------  ----------  ---------  ---------
Balance September 1, 1999              16,132,583 $   80,663          $(774)  $ 14,131  $  368,177  (1,726,323) $ (43,739) $418,458

Comprehensive Income:
   Net earnings for six months
     ended February 29, 2000                                                                20,591                           20,591
   Other comprehensive income-
        Foreign currency translation
          adjustment net of taxes of
          $157                                                         (291)                                                   (291)
                                                                                                                           --------
   Comprehensive income                                                                                                      20,300



   Cash dividends - $.26 a share                                                            (3,736)                          (3,736)

   Treasury stock acquired                                                                            (408,400)   (12,609)  (12,609)

   Stock issued under stock option,
     purchase and bonus plans                                                        1                 218,159      5,505     5,506





                                      ----------- ----------  -------------   --------  ----------  ----------  ---------  --------
Balance,  February 29, 2000            16,132,583 $   80,663        $(1,065)  $ 14,132  $  385,032  (1,916,564) $ (50,843) $427,919
                                      =========== ==========  =============   ========  ==========  ==========  =========  ========



                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                                                                        Total
                                            Long-Term    Current        Amount
                                               Debt     Maturities   Outstanding
                                            ---------   ----------   -----------
          6.75% notes due 2009              $ 100,000   $       --   $   100,000

          7.20% notes due 2005                100,000           --       100,000

          6.80% notes due 2007                 50,000           --        50,000

          8.49% notes due 2001                  7,142        7,143        14,285

          Other                                   916          598         1,514
                                            ---------   ----------   -----------
                                            $ 258,058   $    7,741   $   265,799
                                            =========   ==========   ===========

NOTE B -  QUARTERLY FINANCIAL DATA:

          In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 29, 2000 the results of operations for the six months then ended and the cash flows for the six months. The results of operations for the six month periods are not necessarily indicative of the results to be expected for a full year.

NOTE C -  RECLASSIFICATIONS

          Certain reclassifications have been made in the 1999 financial statements to conform to the classifications used in the current year.

NOTE D -  EARNINGS PER SHARE:

          There were no adjustments to net earnings to arrive at net income for either the six months ended February 29, 2000 or February 28, 1999. The reconciliation of the denominators of the earnings per share calculations are as follows:

                                                                     Three months ended             Six months ended
                                                               Feb. 29, 2000  Feb. 28, 1999   Feb. 29, 2000   Feb. 28, 1999
                                                               -------------  -------------   -------------   -------------
Shares outstanding for basic earnings per share                   14,349,209     14,607,065     14,368,623      14,592,565
Effect of dilutive securities-stock options/purchase plans           431,563        161,797        340,815         122,291
Shares outstanding for dilutive earnings per share                14,780,772     14,768,862     14,709,438      14,714,856



       Stock options with total share commitments of 9,000 at February 29, 2000 were anti-dilutive based on the average share price for the quarter of $31.32 per share, and exercise prices of $31.94 per share. The options expire in 2007.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  E  -  BUSINESS SEGMENTS  (in thousands):

         The following is a summary of certain financial information by reportable segment:

                                                      Three months ended February 29, 2000
                                                    -----------------------------------------
                                         MANU-                      MARKETING        CORP          CONSOL-
                                       FACTURING     RECYCLING      & TRADING       & ELIM         IDATED
                                      -----------   -----------    -----------    -----------    -----------
Net sales-unaffiliated customers      $   321,857   $   110,360    $   205,500    $       (93)   $   637,624
Intersegment sales                          1,709         6,817          8,325        (16,851)
                                      -----------   -----------    -----------    -----------    -----------
                                          323,566       117,177        213,825        (16,944)       637,624
Earnings (Loss) before income taxes        15,597         2,270          4,729         (6,089)        16,507

                                                      Three months ended February 28, 1999
                                                    -----------------------------------------
                                         MANU-                      MARKETING        CORP          CONSOL-
                                       FACTURING     RECYCLING      & TRADING       & ELIM         IDATED
                                      -----------   -----------    -----------    -----------    -----------
Net sales-unaffiliated customers      $   287,646   $    71,042    $   191,329    $        48    $   550,065
Intersegment sales                          1,047         5,519         11,495        (18,061)
                                      -----------   -----------    -----------    -----------    -----------
                                          288,693        76,561        202,824        (18,013)       550,065
Earnings (Loss) before income taxes        16,712        (1,745)         4,034         (5,637)        13,364

                                                       Six months ended February 29, 2000
                                                    ----------------------------------------
                                         MANU-                     MARKETING        CORP          CONSOL-
                                       FACTURING     RECYCLING     & TRADING       & ELIM         IDATED
                                      -----------   -----------   -----------    -----------    -----------
Net sales-unaffiliated customers      $   633,587   $   208,215   $   408,334    $       (85)   $ 1,250,051
Intersegment sales                          2,852        11,124        13,573        (27,549)             0
                                      -----------   -----------   -----------    -----------    -----------
                                          636,439       219,339       421,907        (27,634)     1,250,051
Earnings (Loss) before income taxes        33,297         2,855         8,560        (11,897)        32,815
Total assets                              738,059       120,342       255,762         30,868      1,145,031

                                                        Six months ended February 28, 1999
                                                    -----------------------------------------
                                         MANU-                      MARKETING        CORP          CONSOL-
                                       FACTURING     RECYCLING      & TRADING       & ELIM         IDATED
                                      -----------   -----------    -----------    -----------    -----------
Net sales-unaffiliated customers      $   590,325   $   144,186    $   364,328    $        57    $ 1,098,896
Intersegment sales                          1,909        10,950         22,660        (35,519)             0
                                      -----------   -----------    -----------    -----------    -----------
                                          592,234       155,136        386,988        (35,462)     1,098,896

Earnings (Loss) before income taxes        40,303        (5,874)         7,890        (11,407)        30,912
Total assets                              665,825       111,386        239,225         25,066      1,041,502

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

                   Second quarter      Six months ended
                 -----------------   -------------------

                                     Feb. 29,   Feb. 28,
                  2000      1999       2000       1999
                 -------   -------   --------   --------
Net sales        $   638   $   550   $  1,250   $  1,099

Net earnings        10.4       8.4       20.6       19.4

Cash flows          27.2      20.7       53.5       43.9

EBITDA              39.8      29.6       78.3       63.9

LIFO reserve         5.4      17.6

SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

-   Net earnings increased 24% compared to the prior year period.

- Higher steel shipments and outstanding copper tube profitability sustained the Manufacturing Segment, in spite of a slower ramp up in South Carolina and significant losses on several large structural fabrication contracts.

- Steel minimill operating profits declined from the prior year period due to higher scrap purchase costs and increased depreciation, amortization, and interest.

- The Company acquired the operating assets of Suncoast Steel Corp. of Naples, Florida expanding its rebar fabrication business.

- The Recycling segment sustained a broad turnaround from the prior year's losses.

-   Operations improved for the Marketing and Trading segment.

CONSOLIDATED DATA

The LIFO method of inventory valuation decreased net earnings for the quarter $1.2 million (8 cents per diluted share) compared to an increase of $1.2 million (8 cents per diluted share) last year. For the six months, net earnings were $1.6 million lower (11 cents per diluted share) compared to an increase of $3.2 million (22 cents per diluted share) last year.

SEGMENT OPERATING DATA
(in thousands)

Net sales and operating profit (loss) by business segment are shown in the following table:

                                 Three  months ended             Six months ended
                              --------------------------    --------------------------

                                Feb. 29,      Feb. 28,       Feb. 29,        Feb. 28,
                                 2000           1999           2000           1999
                              -----------    -----------    -----------    -----------
NET SALES:
   Manufacturing              $   323,566    $   288,693    $   636,439    $   592,234
   Recycling                      117,177         76,561        219,339        155,136
   Marketing & Trading            213,825        202,824        421,907        386,988
   Corporate & Eliminations       (16,944)       (18,013)       (27,634)       (35,462)
                              -----------    -----------    -----------    -----------

                              $   637,624    $   550,065    $ 1,250,051    $ 1,098,896
                              ===========    ===========    ===========    ===========

OPERATING PROFIT (LOSS):

   Manufacturing              $    15,616    $    16,716    $    33,336    $    40,309
   Recycling                        2,277         (1,731)         2,872         (5,854)
   Marketing & Trading              5,299          4,693          9,634          9,342
   Corporate & Eliminations           163         (1,681)          (355)        (3,341)
                              -----------    -----------    -----------    -----------

                              $    23,355    $    17,997    $    45,487    $    40,456
                              ===========    ===========    ===========    ===========

MANUFACTURING -

The Company's Manufacturing segment consists of the Steel Group and the Copper Tube Division. Operating profit for the segment decreased 7% from last year's second quarter while net sales increased 12%. The Steel Group's operating profit was 31% below last year's second quarter. This was partially offset by significantly better operating profit for the Copper Tube Division. Continuing high levels of low-priced steel imports resulted in relatively low steel mill selling prices. Also, margins were pressured by higher raw material costs as well as lower profits in steel fabrication. Conversely, steel shipments increased over the same period last year.

Steel and scrap prices are as reflected in the table below:


                                              Second Quarter
                                              --------------
                                              2000      1999
                                              ----      ----
          Average mill selling price          $307      $302
          Average fabrication selling price    633       687
          Average scrap purchase price          97        74

Operating profit for the Company's four steel minimills was 20% below the prior year. Mill shipments increased 16% to 455,000 from 391,000 tons, and tons rolled were up 38% from last year because of the new rolling mill at SMI South Carolina and stronger demand for steel products. Tons melted also significantly increased. Margins were lower due to higher scrap prices. While the average mill selling price was $5 per ton above last year, average scrap purchase costs were higher by $23 per ton. Start up of the new automatic finishing line at the Alabama minimill went well, whereas results at the new SMI South Carolina rolling mill were weaker than anticipated.

Net sales in the fabrication businesses were comparable with the prior year's second quarter. Operating profit, however, decreased due to lower average selling prices (partially a function of product mix), and losses on some large, complex structural steel projects. Fabricated steel shipments totaled 216,000 tons, a 9% increase from the prior year period. The average fab selling price decreased $54 per ton.

In December 1999, the Company acquired substantially all of the assets of Suncoast Steel Corp. of Naples, Florida, a rebar fabricator strategically located to serve the metropolitan Tampa Bay and Miami markets. Also, the Company continued to progress with its new castellated beam facility and product line as an adjunct to its steel joist business.

Depreciation and amortization expense for the Steel Group increased by $4.6 million pretax from the prior year second quarter due to the new rolling mill in South Carolina and new finishing line at SMI Alabama. The Company's interest expense increased by $2.2 million from the prior year primarily because the completion of these two projects by fiscal year end 1999 substantially ended capitalization of interest expense, and short term rates have edged up.

The Copper Tube Division's operating profit more than doubled from the same period last year due to better material spreads. Net sales increased by 47%. Demand for plumbing and refrigeration tube continued to be buoyed by the strong housing sector in the second quarter 2000. Copper tube shipments increased 20% versus the second quarter last year, and production was 24% higher.

RECYCLING -

The Recycling segment reported an operating profit of $2.3 million for the second quarter 2000, which represented its third consecutive profitable quarter and a substantial improvement from the prior year period loss of $1.7 million. Domestic demand was stronger because of higher capacity utilization by scrap consumers. Prices were significantly better than the corresponding period last year, although they were tempered by relatively high imports of ferrous raw materials into the U.S. Consequently net sales increased 53% to $117 million. Ferrous scrap tonnage processed and shipped increased 28%, and ferrous sales prices were an average $105 per ton or 33% higher than a year ago. Nonferrous shipments increased 18%, and the average nonferrous scrap price was 29% higher than the prior year period. Total volume of scrap processed, including the Steel Group processing plants, was 592,000 tons, an increase of 25% from the 474,000 tons processed during the prior year period.

MARKETING AND TRADING -

Operating income for the Marketing and Trading segment was 13% higher than the prior year's second quarter, while net sales increased 5%. Global demand and prices generally continued to recover, but were still mixed during the second quarter 2000. Gross margins in steel marketing and distribution as well as steel trading showed some improvement, however, tonnage was affected by anti-dumping measures around the world. Markets for nonferrous metal products remained highly competitive, but profitability was maintained due to the Company's diverse product lines. Sales of industrial raw materials and products including ores, minerals, ferrous raw materials and primary metals remained steady and profitable despite continued margin pressures. The segment continued to broaden in new product and geographic areas.

YEAR 2000 -

As described in its Form 10K report for the year ended August 31, 1999, the Company had a comprehensive program to meet anticipated Year 2000 concerns. This program was substantially completed by December 31, 1999. The Company has not encountered any significant year 2000 problems.

CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings, governmental investigations, including environmental matters, and contractual disputes. Some of these matters may result in settlements, fines, penalties or judgments being assessed against the Company. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with the above-referenced matters, it makes accruals as warranted.

Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors, amounts accrued could vary significantly from amounts paid. Accordingly, it is not possible to estimate a meaningful range of possible exposure. Management believes that adequate provision has been made in the financial statements for the estimable potential impact of these contingencies, and that the outcomes will not significantly impact the long-term results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular period.

The Company is subject to federal, state and local pollution control laws and regulations in all locations where it has operating facilities. It anticipates that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.

OUTLOOK -

Management continues to believe that the second half fiscal year 2000 will be stronger than the first half, due to both internal and external factors. The Company's biggest challenge is to improve profit performance at the South Carolina mill and the large structural fabrication business. Markets, generally should strengthen. Demand from the construction, manufacturing and distribution sectors of the U.S. economy remains strong, and markets in Europe and Asia are gaining momentum.

Because of the global market improvement, potential anti-dumping action on some of the Company's steel mill products, and the seasonal increase in construction, management anticipates steel mill pricing improvements and wider manufacturing margins. Steel mill production and shipments are also expected to increase. The outlook for the Company's downstream steel fabrication and related operations remains favorable, and its strong presence in fabrication continues to provide profit stability. Copper tube consumption in residential construction remains robust; consequently, good demand is expected to continue.

As the third quarter began, ferrous and nonferrous scrap prices had declined 5-10% from recent highs, but appear to have stabilized. Domestic demand for scrap should remain good. Export markets are sluggish, but ferrous scrap imports apparently have declined. Competition for unprepared scrap will remain intense but the Recycling segment should continue to produce solid results for the second half of fiscal year 2000.

In Marketing and Trading, steel prices have rebounded off the bottom with most of the improvement in flat rolled products. The overall global steel outlook (including nonferrous semis), as well as markets for industrial products should improve. The Company will continue to expand into new product and geographic areas.

Longer term, good demand for construction related products and services is expected to continue. Added spending for the nation's infrastructure (including highways, bridges and airports, as well as schools) has begun to materialize. The Company anticipates relatively high consumption of steel bar and structural steel in the public sector during the next few years. The outlook for private construction also is favorable.

The Company's historically high capital investments over the past two years should result in a meaningful increase in revenue growth and earnings power, especially beginning in fiscal year 2001. The Company will continue to profit from its vertical integration and unique business mix, and should be in a more favorable pricing environment.

This outlook section contains forward-looking statements regarding the outlook for the Company's financial results including shipments, pricing, demand, production rates, and general market conditions. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, metals pricing over which the Company exerts little influence, new capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing, global factors including credit availability, currency fluctuations, and decisions by governments impacting the level and pace of overall economic growth.

LIQUIDITY

Cash flows from operations before changes in current assets and liabilities for the six months ended February 29, 2000 were $53.5 million compared to $43.9 million last year. Net cash flows used by operating activities was $78.5 million compared with $32.3 million provided by operating activities in the prior year period.

Depreciation and amortization increased during the first half of 2000 primarily due to the capital projects at South Carolina and Alabama. Accounts receivable increased partially due to higher sales in the first half of fiscal year 2000 than in the last half of fiscal 1999. The remainder of the increase was primarily due to slower collection of retention and billings for large structural jobs. Accrued expenses decreased $32.8 million primarily due to the payment of incentive compensation and the funding of employee benefit plans accrued at August 31, 1999.

Notes payable and commercial paper increased $99.0 million to supplement current cash flows for funding working capital, capital expenditures and treasury stock repurchases. The Company invested $26.1 million in property and equipment primarily in the Steel Group at the South Carolina mill, and in its fabrication operations. This was substantially less than the $84.2 million spent during the prior year first half.

At February 29, 2000, there were 14,216,019 common shares issued and outstanding with 1,916,564 held in the Company's treasury. Stockholders' equity was $428 million or $30.10 per share. During the first half of fiscal 2000, the Company repurchased 408,400 shares of common stock at an average price of $30.87.

Net working capital was $295 million at February 29, 2000 compared to $291 million at August 31,1999. The current ratio was 1.7, slightly below August 31,1999. The Company's effective tax rate for the three months was 37.3%, the same as the first half last year.

Long-term debt as a percent of total capitalization was 36.4% at February 29, 2000 compared to 37.5% at August 31, 1999. The ratio of total debt to total capitalization plus short-term debt stood at 45.7%, higher than the 39.6% at fiscal 1999 year end due to working capital requirements, capital expenditures and treasury share repurchases.

PART II  OTHER INFORMATION



         ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 1999 filed November 24, 1999, with the Securities and Exchange Commission.



         ITEM 2.  CHANGES IN SECURITIES

                  Not Applicable



         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable



         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         At the registrant's annual meeting of stockholders held January 27, 2000, a total of 12,578,770 shares of common stock or approximately 87% percent of those outstanding and entitled to vote were present in person or by proxy. There was no solicitation in opposition to management's nominees and all such nominees were elected as set forth in the following tabulation:


      Nominee                  Votes For                 Votes Withheld
      -------                  ---------                 --------------
Albert A. Eisenstat            12,218,959                    359,811
Anthony A. Massaro             12,215,619                    363,151

         Stockholders approved the proposal to adopt the Company's 1999 Non-Employee Director Stock Option Plan by the following vote:

                For                               Against                                Abstain
                ---                               -------                                -------
             9,056,632                           3,424,191                               97,947


         Stockholders also approved the ratification of the appointment of Deloitte & Touche LLP as auditors of the registrant for the fiscal year ending August 31, 2000, by the following vote:

               For                                Against                                 Abstain
               ---                                -------                                 -------
            12,518,489                            50,204                                  10,077



         ITEM 5.  OTHER INFORMATION

                  Not Applicable



         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               A. Exhibits required by Item 601 of Regulation S-K.

                  27. Financial Data Schedule

               B. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMMERCIAL METALS COMPANY



March 24, 2000                        /s/ William B. Larson
                                      Vice President
                                      & Chief Financial Officer




March 24, 2000                        /s/ Malinda G. Passmore
                                      Controller

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
   27                      Financial Data Schedule