Form 10-Q
period 2000-05-31
COMMERCIAL METALS CO
filed 2000-06-23
CIK 22444

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                      ------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      ------------------------------------

                         For quarter ended May 31, 2000
                         Commission File Number 1-4304

                            COMMERCIAL METALS COMPANY

              ----------------------------------------------------
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

                    --------------------------------------
                   (Address of principal executive offices)
                                  ( Zip Code )


                                 (214) 689-4300

              --------------------------------------------------
             (Registrant's telephone number, including area code)

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

As of May 31, 2000 there were 13,638,504 shares of the Company's common stock issued and outstanding excluding 2,494,079 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES


                                      INDEX


                                                                      Page No.
                                                                      ---------
PART I - Financial Statements:

    Consolidated Balance Sheets -
       May 31, 2000 and August 31, 1999                                   2 - 3


    Consolidated Statements of Earnings -
       Nine  months ended May 31, 2000 and
        May 31, 1999                                                          4


    Consolidated Statements of Cash Flows -
       Nine  months ended May 31, 2000 and
        May 31, 1999                                                          5


    Consolidated Statement of Stockholders'  Equity-
       Nine months ended  May 31, 2000                                        6


    Notes to Consolidated Financial Statements                            7 - 8


    Management's Discussion and Analysis of the
       Consolidated Financial Statements                                 9 - 16


PART II - Other Information and Signatures                              17 - 18

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                        (In thousands except share data)


                                                        May 31,      August 31,
                                                         2000           1999
                                                     -----------    -----------
CURRENT ASSETS:
       Cash                                          $    17,656    $    44,665
       Accounts receivable (less allowance for
          collection losses of $8,200 and $7,714)        367,538        304,318
       Inventories                                       282,829        249,688
       Other                                              74,757         63,666
                                                     -----------    -----------
                 TOTAL CURRENT ASSETS                    742,780        662,337



PROPERTY, PLANT, AND EQUIPMENT, at cost:
       Land                                               27,716         25,927
       Buildings                                          97,611         87,796
       Equipment                                         670,783        635,054
       Leasehold improvements                             31,100         30,119
       Construction in process                            15,063         25,351
                                                     -----------    -----------
                                                         842,273        804,247
       Less accumulated depreciation
            and amortization                            (438,391)      (401,975)
                                                     -----------    -----------
                                                         403,882        402,272


OTHER ASSETS                                              20,926         14,379


                                                     -----------    -----------
                                                     $ 1,167,588    $ 1,078,988
                                                     ===========    ===========


                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands except share data)


                                                             May 31,      August 31,
                                                              2000           1999
                                                          -----------    -----------
CURRENT LIABILITIES:
       Commercial paper                                   $    70,000    $    10,000
       Notes payable                                           44,692          4,382
       Accounts payable                                       180,492        191,508
       Other payables and accrued expenses                    152,983        153,889
       Income taxes payable                                     3,221          2,025
       Current maturities of long-term debt                     8,773          9,873
                                                          -----------    -----------
                 TOTAL CURRENT LIABILITIES                    460,161        371,677

DEFERRED INCOME TAXES                                          23,263         23,263

LONG-TERM DEBT                                                261,925        265,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Capital stock:
            Preferred stock                                        --             --
            Common stock, par value $5.00 per share;
              authorized 40,000,000 shares; issued
              16,132,583 shares; outstanding
              13,638,504 and 14,406,260 shares                 80,663         80,663

       Additional paid-in capital                              14,103         14,131
       Accumulated other comprehensive loss                    (1,713)          (774)
       Retained earnings                                      396,168        368,177
                                                          -----------    -----------
                                                              489,221        462,197
       Less treasury stock,
       2,494,079 and 1,726,323 shares at cost                 (66,982)       (43,739)
                                                          -----------    -----------
                                                              422,239        418,458
                                                          -----------    -----------
                                                          $ 1,167,588    $ 1,078,988
                                                          ===========    ===========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands except share data)


                                         Three months ended          Nine months ended
                                        May 31,      May 31,       May 31,        May 31,
                                     -----------   -----------   -----------   -----------
                                        2000          1999          2000           1999
                                     -----------   -----------   -----------   -----------
NET SALES                            $   701,209   $   583,171   $ 1,951,260   $ 1,682,067

COSTS AND EXPENSES:
       Cost of goods sold                614,133       506,323     1,707,618     1,461,645

       Selling, general and
        administrative expenses           54,758        51,310       157,069       145,567

       Interest expense                    7,265         4,088        19,937        13,632

       Employees' retirement plans         4,398         3,917        13,166        12,778
                                     -----------   -----------   -----------   -----------
                                         680,554       565,638     1,897,790     1,633,622
                                     -----------   -----------   -----------   -----------
EARNINGS BEFORE INCOME TAXES              20,655        17,533        53,470        48,445

INCOME TAXES                               7,694         6,531        19,918        18,046
                                     -----------   -----------   -----------   -----------
NET EARNINGS                         $    12,961   $    11,002   $    33,552   $    30,399
                                     ===========   ===========   ===========   ===========

Basic earnings per share             $      0.93   $      0.76   $      2.36   $      2.09

Diluted earnings per share           $      0.92   $      0.76   $      2.31   $      2.07

Cash dividends per share             $      0.13   $      0.13   $      0.39   $      0.39

Average basic shares outstanding      13,986,418    14,493,180    14,241,221    14,559,437

Average diluted shares outstanding    14,120,823    14,562,281    14,513,233    14,663,998


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                      Nine months ended
                                                                    May 31,       May 31,
                                                                  -----------   -----------
                                                                     2000          1999
                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
              Net earnings                                         $  33,552    $  30,399
              Adjustments to earnings not requiring cash:
                  Depreciation and amortization                       49,579       36,621
                  Provision for losses on receivables                    820        1,789
                  Gain on sale of property and other                  (5,847)        (125)

                                                                   ---------    ---------
              Cash flows from operations before changes in
                current assets and liabilities                        78,104       68,684

              Changes in current assets and liabilities:

                  Decrease (increase) in receivables                 (64,040)      (1,283)
                  Decrease (increase) in inventories                 (33,141)      23,428
                  Decrease (increase) in other assets                (21,684)      10,410
                  Increase (decrease) in accounts payable,
                     accrued expenses and income taxes               (10,726)       6,401

                                                                   ---------    ---------
              Net Cash (Used) Provided by Operating Activities       (51,487)     107,640

CASH FLOWS FROM INVESTING ACTIVITIES:

              Purchase of property, plant and equipment, net         (48,885)    (118,637)
              Sales of property, plant and equipment                   7,866          125
              Investment in joint venture                             (1,216)
                                                                   ---------    ---------
              Net Cash Used by Investing Activities                  (42,235)    (118,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
              Commercial paper - net change                           60,000      (15,000)
              Notes payable - net change                              40,310      (51,165)
              New long-term notes                                         --      100,000
              Payments on long-term debt                              (4,765)     (10,705)
              Stock issued under stock option and purchase plans       5,545        1,614
              Treasury stock acquired                                (28,816)      (6,661)
              Dividends paid                                          (5,561)      (5,676)
                                                                   ---------    ---------
              Net Cash Provided by Financing Activities               66,713       12,407

Increase (decrease) in Cash and Cash Equivalents                     (27,009)       1,535

Cash and Cash Equivalents at Beginning of Year                        44,665       30,985
                                                                   ---------    ---------
Cash and Cash Equivalents at End of Period                         $  17,656    $  32,520
                                                                   =========    =========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (In thousands except share data)

                                                       Common Stock          Accumulated
                                                  -----------------------      Other        Add'l
                                                   Number of                Comprehensive  Paid-In     Retained
                                                    Shares       Amount         Loss       Capital     Earnings
                                                  ----------   ----------   ------------- ----------  ----------
Balance September 1, 1999                         16,132,583   $   80,663   $    (774)    $  14,131   $ 368,177

Comprehensive Income:
   Net earnings for  nine  months
     ended May 31, 2000                                                                                  33,552
   Other comprehensive loss-
        Foreign currency translation adjustment
          net of taxes of $506                                                   (939)

   Comprehensive income



   Cash dividends - $.39 a share                                                                         (5,561)

    Treasury stock acquired

    Stock issued under stock option,
     purchase and bonus plans                                                                   (28)





                                                  ----------   ----------   ---------     ---------   ---------
Balance  May 31, 2000                             16,132,583   $   80,663   $  (1,713)    $  14,103   $ 396,168
                                                  ==========   ==========   =========     =========   =========


                                                       Treasury Stock
                                                   ------------------------
                                                   Number of
                                                     Shares        Amount        Total
                                                   ----------    -----------   ----------
Balance September 1, 1999                          (1,726,323)   $  (43,739)   $ 418,458

Comprehensive Income:
   Net earnings for  nine  months
     ended May 31, 2000                                                           33,552
   Other comprehensive loss-
        Foreign currency translation adjustment
          net of taxes of $506                                                      (939)
                                                                               ---------
   Comprehensive income                                                           32,613



   Cash dividends - $.39 a share                                                  (5,561)

    Treasury stock acquired                          (988,500)      (28,816)     (28,816)

    Stock issued under stock option,
     purchase and bonus plans                         220,744         5,573        5,545





                                                   ----------    ----------    ---------
Balance  May 31, 2000                              (2,494,079)   $  (66,982)   $ 422,239
                                                   ==========    ==========    =========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  -  LONG-TERM DEBT AND EQUITY (in thousands):

                                                       Total
                                Long-Term  Current     Amount
                                  Debt    Maturities Outstanding
                                --------- ---------- -----------
          6.75% notes due 2009  $100,000   $     --   $100,000
          7.20% notes due 2005   100,000         --    100,000
          6.80% notes due 2007    50,000         --     50,000
          8.49% notes due 2001     7,142      7,143     14,285
          Other                    4,783      1,630      6,413
                                --------   --------   --------
                                $261,925   $  8,773   $270,698
                                ========   ========   ========

NOTE B  - QUARTERLY FINANCIAL DATA:

          In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 2000, the results of operations for the nine months then ended and the cash flows for the nine months. The results of operations for the nine month periods are not necessarily indicative of the results to be expected for a full year.

NOTE C - Reclassifications:

          Certain reclassifications have been made in the 1999 financial statements to conform to the classifications used in the current year.

NOTE D - EARNINGS PER SHARE:

        There were no adjustments to net earnings to arrive at net income for either the nine months ended May 31, 2000 or 1999. The reconciliation of the denominators of the earnings per share calculations are as follows:

                                                                Three months ended          Nine months ended
                                                            May 31, 2000 May 31, 1999  May 31, 2000  May 31, 1999
                                                            ------------ ------------  ------------  ------------
Shares outstanding for basic earnings per share              13,986,418   14,493,180    14,241,221    14,559,437
Effect of dilutive securities-stock options/purchase plans      134,405       69,101       272,012       104,561
Shares outstanding for dilutive earnings per share           14,120,823   14,562,281    14,513,233    14,663,998

       Stock options with total share committments of 1,073,253 at May 31, 2000 were anti-dilutive based on the average share price for the quarter of $27.73 per share, and exercise prices of $28.00 - 31.94 per share. The options expire in 2007.

       During the third quarter, the Board of Directors of the Company authorized the purchase of up to 500,000 additional shares of the Company's common stock.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  E  -  BUSINESS SEGMENTS    (in thousands):

          The following is a summary of certain financial information by reportable segment:

                                                   Three months ended May 31, 2000
                                                  ----------------------------------
                                        MANU-                 MARKETING       CORP       CONSOL-
                                      FACTURING   RECYCLING   & TRADING      & ELIM      IDATED
                                      ---------   ---------   ---------    ----------  ----------
Net sales-unaffiliated customers      $ 343,850   $ 114,837   $ 242,700    $    (178)   $ 701,209
Intersegment sales                        1,439       6,320       7,957      (15,716)           0
                                      ---------   ---------   ---------    ---------    ---------
                                        345,289     121,157     250,657      (15,894)     701,209
Earnings (Loss) before income taxes      20,014       1,569       4,704       (5,632)      20,655

                                                   Three months ended May 31, 1999
                                                  ----------------------------------
                                        MANU-                 MARKETING       CORP       CONSOL-
                                      FACTURING   RECYCLING   & TRADING      & ELIM      IDATED
                                      ---------   ---------   ---------    ----------  ----------
Net sales-unaffiliated customers      $ 306,437   $  78,476    $ 198,238    $      20    $ 583,171
Intersegment sales                          896       3,115        4,248       (8,259)           0
                                      ---------   ---------    ---------    ---------    ---------
                                        307,333      81,591      202,486       (8,239)     583,171
Earnings (Loss) before income taxes      19,596        (270)       4,331       (6,124)      17,533

                                                        Nine months ended May 31, 2000
                                                    ---------------------------------------
                                          MANU-                    MARKETING        CORP          CONSOL-
                                       FACTURING     RECYCLING     & TRADING       & ELIM         IDATED
                                      -----------   ----------    -----------    -----------    -----------
Net sales-unaffiliated customers      $   977,437   $   323,052   $   651,034    $      (263)   $ 1,951,260
Intersegment sales                          4,291        17,444        21,530        (43,265)             0
                                      -----------   -----------   -----------    -----------    -----------
                                          981,728       340,496       672,564        (43,528)     1,951,260

Earnings (Loss) before income taxes        53,311         4,424        13,264        (17,529)        53,470
Total assets                              771,888       117,198       248,157         30,345      1,167,588

                                                         Nine months ended May 31, 1999
                                                    ----------------------------------------
                                          MANU-                     MARKETING        CORP          CONSOL-
                                       FACTURING     RECYCLING      & TRADING       & ELIM         IDATED
                                      -----------   ----------     -----------    -----------    -----------
Net sales-unaffiliated customers      $   896,762   $   222,662    $   562,566    $        77    $ 1,682,067
Intersegment sales                          2,805        14,065         26,908        (43,778)             0
                                      -----------   -----------    -----------    -----------    -----------
                                          899,567       236,727        589,474        (43,701)     1,682,067

Earnings (Loss) before income taxes        59,899        (6,144)        12,221        (17,531)        48,445
Total assets                              693,483       109,346        226,956         22,985      1,052,770

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

                                      Nine months ended
                  Third quarter           May 31,
                  -------------       ----------------

                  2000     1999       2000       1999
                  ----     ----       ----       ----
Net sales        $  701   $  583   $  1,951   $  1,682

Net earnings       13.0     11.0       33.6       30.4

Cash flows         24.6     24.8       78.1       68.7

EBITDA             44.7     34.8      123.0       98.7

LIFO reserve        6.4     12.2

SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

-   Net earnings increased 18% compared to the prior year period.

- Higher steel shipments, outstanding copper tube profitability and a property sale net gain ($3.5 million after-tax) sustained the Manufacturing Segment, in spite of higher depreciation and interest expenses and accruals ($3.3 million after-tax) for estimated settlements on large structural steel fabrication jobs.

- $1.5 million (after-tax) was recovered from graphite electrode anti-trust litigation.

- Steel minimill operating profits improved from the prior year period, in spite of a $500,000 (after-tax) write-down of retired mill equipment held for sale.

- The Company acquired the assets of two profitable southern California rebar fabricators and a concrete related products business in Houston, Texas.

- The Recycling segment was profitable, as compared with the prior year's loss.

- The Marketing and Trading segment continued its profitability and expansion into new markets and products.

CONSOLIDATED DATA

The LIFO method of inventory valuation decreased net earnings for the quarter $626,000 (4 cents per diluted share) compared to an increase of $3.5 million (24 cents per diluted share) last year. For the nine months, net earnings were $2.2 million lower (15 cents per diluted share) compared to an increase of $6.7 million (45 cents per diluted share) last year.

SEGMENT OPERATING DATA
(in thousands)

Net sales and operating profit (loss) by business segment are shown in the following table:

                                 Three months ended        Nine months ended
                                      May 31,                   May 31,
                               ---------------------    -----------------------

                                 2000          1999        2000          1999
                                 ----          ----        ----          ----
NET SALES:
   Manufacturing              $ 345,289    $ 307,333    $  981,728    $  899,567
   Recycling                    121,157       81,591       340,496       236,727
   Marketing & Trading          250,657      202,486       672,564       589,474
   Corporate & Eliminations     (15,894)      (8,239)      (43,528)      (43,701)
                              ---------    ---------    ----------    ----------

                              $ 701,209    $ 583,171    $1,951,260    $1,682,067
                              =========    =========    ==========    ==========

OPERATING PROFIT (LOSS):

Manufacturing                 $  20,085    $  19,608    $   53,421    $   59,917
Recycling                         1,578         (255)        4,450        (6,109)
Marketing & Trading               5,327        4,825        14,961        14,167
Corporate & Eliminations            930       (2,557)          575        (5,898)
                              ---------    ---------    ----------    ----------

                              $  27,920    $  21,621    $   73,407    $   62,077
                              =========    =========    ==========    ==========

MANUFACTURING -

The Company's Manufacturing segment consists of the Steel Group and the Copper Tube Division. Operating profit for the segment increased 2% from last year's third quarter while net sales increased 12%. The Steel Group's operating profit was 5% below last year's third quarter. Underlying demand for steel long products was good, and steel shipments increased. However, an historically high level of low-priced steel imports continued to pressure steel mill prices. Also, margins were pressured by lower profits in steel fabrication because of losses on structural steel projects. Significantly better operating profit for the Copper Tube Division more than offset the Steel Group's decline in operating profit.

Steel and scrap prices are as reflected in the table below:

                                                       Third Quarter
                                                       -------------

                                                  2000              1999
                                                  ----              ----
          Average mill selling price              $312              $290
          Average fabrication selling price        616               667
          Average scrap purchase price              96                73

Operating profit for the Company's four steel minimills was 9% above the prior year. Mill shipments increased 9% to 491,000 from 449,000 tons, and tons rolled were up 41% from last year primarily because of higher production from the new rolling mill at SMI South Carolina and stronger demand. Tons melted also significantly increased. The prior year's production was down due to construction interference associated with major capital projects at SMI Alabama and SMI South Carolina. Margins in fiscal 2000 were slightly lower due to higher scrap prices. While the average mill selling price was $22 per ton above last year, average scrap purchase costs were higher by $23 per ton. Although production at the new SMI South Carolina rolling mill was at record levels, profits were lower than anticipated because of lower selling prices and a product mix not yet balanced with higher value added products. The 2000 quarterly results included a $1.5 million (after-tax) graphite electrode anti-trust recovery and a $500,000 (after- tax) write-down of the old mill equipment held for sale at SMI South Carolina. During the prior year quarter, the mills absorbed an after-tax charge of $1.8 million for start up costs associated with the construction projects.

Net sales in the fabrication businesses increased 4% from the prior year's third quarter. Accruals of $3.3 million (after-tax) for estimated settlements on large steel structural jobs were more than offset by a property sale gain. The sale of land and improvements grossed $8.4 million which after costs related to the sale and escrows resulted in a net gain of $5.5 million ($3.5 million after-tax). Fabricated steel shipments totaled 238,000 tons, a 7% increase from the prior year period. The average fab selling price decreased 8% ($51) per ton.

In May 2000 the Company acquired substantially all of the assets of two profitable rebar fabrication companies in southern California: Fontana Steel, Inc. with operations in Rancho Cucamonga and San Marcos, and C & M Steel, Inc. in Fontana. These acquisitions expanded the Company's market penetration to the largest rebar market in the United States. Also, in March 2000 the Company purchased substantially all of the operating assets of Bell - Barcelona Concrete Accessories, further expanding its concrete related products business in the Houston, Texas area. The Company continued to progress with its new castellated beam facility and product line as an adjunct to its steel joist business.

Depreciation and amortization expense for the Steel Group increased by $3.6 million pretax from the prior year third quarter due to the new rolling mill in South Carolina and new finishing line at SMI Alabama. The Company's interest expense increased by $3.2 million from the prior year because the completion of these two projects by fiscal year end 1999 substantially ended capitalization of interest expense, short term rates have edged up and overall borrowings have increased primarily due to working capital needs.

The Copper Tube Division's operating profit increased 48% from the same period last year due to better material spreads on net sales that were 30% higher. Demand for plumbing and refrigeration tube continued to be buoyed by the strong residential construction sector in the third quarter 2000. Copper tube shipments increased 11% versus the third quarter last year, and production was 8% higher.

RECYCLING -

The Recycling segment reported an operating profit of $1.6 million for the third quarter 2000, compared with the prior year period loss of $255,000. Prices were significantly better than the corresponding period last year, although they were lower than in the second quarter of the current fiscal year for both ferrous and nonferrous scrap. The supply of scrap was plentiful and more than kept up with demand, including continued imports of ferrous raw materials. Net sales increased 48% to $121 million. Ferrous scrap tonnage processed and shipped increased 19%, and ferrous sales prices were an average $100 per ton or 25% higher than a year ago. Nonferrous shipments increased 20%, and the average nonferrous scrap price was 22% higher than the prior year period. Total volume of scrap processed, including the Steel Group processing plants, was 629,000 tons, an increase of 19% from the 528,000 tons processed during the prior year period.

MARKETING AND TRADING -

Operating profit for the Marketing and Trading segment was 10% higher than the prior year's third quarter, while net sales increased 24% to $251 million. The recovery in global steel prices generally reached a plateau during the quarter and decreased in some cases. Margins in steel marketing and distribution held up better than those in steel trading. Tonnage was steady. The strong United States dollar had a significant influence on regional supply flows. The segment's operating results improved because of product diversification, stronger regional business and solid execution. Markets in nonferrous metal products remained highly competitive, but profitability was improved due to increased sales from the Company's diverse product lines, further market penetration and progress in extending the range of products. Sales of industrial raw materials and products including ores, minerals, ferrous raw materials and primary metals increased and remained profitable despite continued margin pressures.

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

During fiscal year 2000, the Company incurred substantial costs primarily as a result of a subcontractor default on a large structural steel fabrication contract. The Company has subcontractor default protection insurance for this work. Although, the upper limit of the expense to the Company as a result of the subcontractor default has not yet been calculated, the Company had recorded amounts due of approximately $3.5 million pretax as of May 31, 2000 as a portion of the claim against the insurance company. The Company has initiated legal action under the insurance policy to collect this amount as well as other damages the Company has, or may in the future incur. The insurance carrier apparently disputes coverage and liability. Management believes that the Company has a valid claim under the policy and that the recorded amounts, at a minimum, will ultimately be collected.

The Company is subject to federal, state and local pollution control laws and regulations in all locations where it has operating facilities. It anticipates that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.

OUTLOOK -

Management continues to believe that the fourth quarter of fiscal year 2000 will be stronger than the third quarter, due to both internal and external factors. The Company's biggest challenge remains to continue improving profit performance at the South Carolina mill and stabilize the large structural fabrication business. Markets, generally should be relatively steady. Although the United States economy is decelerating, demand from the construction, manufacturing and distribution sectors remains healthy, and markets in Europe and Asia (other than Japan) have been gaining momentum. Earnings per share will be further enhanced by the Company's accelerated share repurchases.

Because of the global market improvement, potential anti-dumping action on some of the Company's steel mill products, the seasonal increase in construction, and the recent softening of the United States dollar, management expects that steel mill production and shipments will increase. The mills' operating profits will also benefit from the recent decline in raw material costs. Conversely, customers continue to reduce inventories. The outlook for the Company's downstream steel fabrication and related operations remains favorable, and its strong presence in fabrication continues to provide profit stability. Residential construction is down from its peak, but remains relatively brisk; consequently, demand for copper tube is expected to continue to be good. The planned expansion of the copper tube facility is underway with completion anticipated in fiscal year 2001.

As the fourth quarter began, ferrous and nonferrous scrap prices had declined significantly from recent highs, but appear to have stabilized. However, management does not anticipate much recovery of near-term prices for the main product lines in the Recycling segment. Demand for ferrous scrap remains good but is weaker than expected considering relatively high steel mill operating rates. Management anticipates some decline in ferrous scrap imports which would strengthen prices. Nonferrous markets are relatively stronger.

In Marketing and Trading, the overall global steel outlook is mixed. Demand for nonferrous semi-finished and industrial products should remain solid. Management does not expect firmer prices, however, and volume could decline temporarily. The recently weaker United States currency will alter material flow. The Company will continue its expansion into new product and geographic areas.

Longer term, the Company expects good markets to continue for construction related products and services. Added spending for the nation's infrastructure (including highways, bridges and airports, as well as schools) has begun to materialize, albeit unevenly. The Company anticipates relatively high consumption of steel bar and structural steel in the public sector during the next few years. The outlook for private construction also is favorable. Global prospects for metal consumption in the engineering and manufacturing sectors are similarly encouraging as the world focuses on productivity and technological improvements.

The Company's historically high capital investments in fiscal years 1999 and 1998 should result in a meaningful increase in revenue growth and earnings power, with the major benefit beginning in fiscal year 2001. The Company will continue to profit from its vertical integration and unique business mix, and should be in a more favorable pricing environment.

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

LIQUIDITY

Cash flows from operations before changes in current assets and liabilities for the nine months ended May 31, 2000 were $78.1 million compared to $68.7 million last year. Net cash flows used by operating activities was $51.5 million compared with $107.6 million provided by operating activities in the prior year period.

Depreciation and amortization increased during fiscal year 2000 primarily due to the capital projects at South Carolina and Alabama which were commissioned during the second half of the prior year. Accounts receivable increased partially due to higher sales in fiscal year 2000 than in the last part of fiscal 1999. The remainder of the increase was primarily due to slower collection of retention and billings for large steel structural jobs. The Company has increased its inventories since August 31, 1999 because of higher prices and increased volume. The Company's other assets increased from the fiscal 1999 year end primarily due to more dealer advances, prepaid expenses, and goodwill. Accounts payable decreased $11.0 million because of timing differences in international sales.

Notes payable and commercial paper increased $100.3 million to supplement current cash flows for funding working capital, capital expenditures and treasury stock repurchases. The Company invested $48.9 million in property, plant and equipment primarily in the Steel Group at the steel minimills, and in its fabrication operations including acquisitions. The company also invested in the expansion of its copper tube facility. These capital expenditures were substantially less than the $118.6 million spent during the prior year period.

At May 31, 2000, there were 13,638,504 common shares issued and outstanding with 2,494,079 held in the Company's treasury. Stockholders' equity was $422 million or $30.96 per share. During fiscal 2000, the Company repurchased 988,500 shares of common stock at an average price of $29.15.

Net working capital was $283 million at May 31, 2000 compared to $291 million at August 31,1999. The current ratio was 1.6, slightly below August 31,1999. The Company's effective tax rate for the nine months was 37.3%, the same as the prior year period.

Long-term debt as a percent of total capitalization was 37.0% at May 31, 2000 compared to 37.5% at August 31, 1999. The ratio of total debt to total capitalization plus short-term debt stood at 46.4%, higher than the 39.6% at fiscal 1999 year end due to working capital requirements, capital expenditures and treasury share repurchases.

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

         ITEM 5.  OTHER INFORMATION

                  Not Applicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              A.  Exhibits required by Item 601 of Regulation S-K.

                  27.      Financial Data Schedule for the period ended
                           May 31, 2000.

              B. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COMMERCIAL METALS COMPANY



June 22, 2000                         /s/ William B. Larson
                                      Vice President
                                      & Chief Financial Officer




June 22, 2000                         /s/ Malinda G. Passmore
                                      Controller

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27                 Financial Data Schedule