Form 10-K405
period 2000-08-31
COMMERCIAL METALS CO
filed 2000-11-21
CIK 22444

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

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

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

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK ON NOVEMBER 13, 2000, HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE OF $25.1875 PER SHARE ON NOVEMBER 13, 2000, ON THE NEW YORK STOCK EXCHANGE WAS APPROXIMATELY $301,827,807. (FOR PURPOSES OF DETERMINATION OF THIS AMOUNT, ONLY DIRECTORS, EXECUTIVE OFFICERS AND 10% OR GREATER STOCKHOLDERS HAVE BEEN DEEMED AFFILIATES).

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 13, 2000: COMMON STOCK, $5.00 PAR -- 13,025,272.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE INTO THE LISTED PART OF FORM 10-K:

REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 25, 2001 -- PART III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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



THE MANUFACTURING SEGMENT

         The manufacturing segment is our dominant and most rapidly expanding segment in terms of assets employed, capital expenditures, operating profit and number of employees. It consists of two entities, the CMC steel group and the Howell Metal Company subsidiary, a manufacturer of copper tubing. The steel group is by far the more significant entity in this segment, with subsidiaries operating four steel minimills, twenty-six steel fabrication plants, four steel joist and two castellated and cellular beam manufacturing facilities, four steel fence post manufacturing plants, a heat treating plant, eight metals recycling plants, a railcar rebuilding facility, twenty-two concrete related product warehouses, an industrial products supply facility and a railroad salvage company.

         Subject to market conditions, we endeavor to operate all four minimills at full capacity to minimize product costs. We emphasize increases in capacity, productivity and enhancements in product mix through both operating and capital improvements. The steel minimill business is capital intensive, with substantial capital expenditures required on a regular basis to remain competitive as a low cost producer. Over the past three fiscal years, approximately $207 million, or 62% of our total capital expenditures, have been for minimill projects. Construction interference and equipment start-up related to major capital improvement projects at two minimills together with unprecedented levels of steel imports resulted in decreased minimill production and shipments in 1999, but the general increase in productivity resumed during 2000.

                               1998                1999             2000
                           ------------       -------------      ---------

         Tons Melted       1,932,000          1,582,000          1,848,000

         Tons Rolled       1,693,000          1,410,000          1,765,000

         Tons Shipped      2,008,000          1,685,000          1,853,000


         Our largest steel minimill, acquired in 1963, is located at Seguin, Texas, near San Antonio. Our steel minimill in Birmingham, Alabama, was acquired in 1983. Our South Carolina minimill, located in Cayce, South Carolina, was acquired in November 1994 as part of the acquisition of Owen Steel

Company, Inc. and affiliates. A fourth, much smaller mill, has been in operation since 1987 and is located near Magnolia, Arkansas.

         The Texas, Alabama and South Carolina mills consist of melt shops with electric arc furnaces that melt steel scrap, continuous casting facilities to shape the molten metal into billets, reheating furnaces, rolling mills, mechanical cooling beds, finishing facilities and supporting facilities. The mills utilize both a fleet of trucks we own and private haulers to transport finished products to customers and our fabricating shops. The capacity of our Texas minimill is approximately 900,000 tons per year melted and 800,000 rolled. Our Alabama mill's annual capacity is approximately 600,000 tons melted and 575,000 rolled. Our South Carolina mill's annual capacity is approximately 700,000 tons melted and 800,000 tons rolled.

         Our Texas minimill manufactures steel reinforcing bars, angles, rounds, channels, flats, and special sections used primarily in highways, reinforced concrete structures and manufacturing. Our Texas minimill sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. Its primary markets are located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico, although products are shipped to approximately 30 states and Mexico. Our Texas minimill melted 769,000 tons during 2000, compared to 670,000 tons during the prior year, and rolled 687,000 tons, an increase of 49,000 tons from 1999.

         The Alabama mill recorded 2000 melt shop production of 523,000 tons up 95,000 from the prior year with 414,000 tons rolled, an increase of 122,000 tons from 1999. Our Alabama minimill primarily manufactures products that are larger in size than our other three minimills, such as mid-size structural steel products including angles, channels, up to eight-inch wide flange beams and special bar quality rounds and flats. Customers include primarily service centers, as well as the construction, manufacturing, and fabricating industries in the primary market areas of Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.

         Our South Carolina minimill manufactures primarily steel reinforcing bars along with angles, rounds, squares, fence post sections and flats. Its primary market area includes the Southeast and mid-Atlantic area south through Florida and north into southern New England. During 2000, the South Carolina minimill melted 556,000 tons and rolled 532,000 tons compared to 484,000 and 363,000 tons, respectively, during 1999.

         The primary raw material for our Texas, Alabama and South Carolina minimills is secondary, or scrap, ferrous metal purchased primarily from suppliers generally within a 300 mile radius of each mill. A portion of the ferrous raw material, generally less than half, is supplied from recycling plants we own. The supply of scrap is believed to be adequate to meet future needs but has historically been subject to significant price fluctuations. All three minimills also consume large amounts of electricity and natural gas, both of which are believed to be readily available although subject to fluctuating prices based on overall energy supply and demand.

         No melting facilities are located at our Arkansas minimill since this mill utilizes rail salvaged from abandoned railroads for rerolling and, on occasion, billets from Company minimills or other suppliers as its raw materials. The rail or billets are heated in a reheat furnace and processed on a rolling mill and finished at facilities similar to, but on a smaller scale, than the other mills. Our Arkansas minimill's finished product is primarily metal fence post stock, small diameter reinforcing bar, sign posts and bed frame angles with some high quality bar products being rolled. Fence post stock is fabricated into studded "T" metal fence posts at our facilities at the Arkansas mill site, San Marcos, Texas, Brigham City, Utah, and West Columbia, South Carolina. Because of this mill's lack of melting capacity, it is dependent on an adequate supply of competitively priced billets or used rail, the availability of which fluctuates with the pace of railroad abandonments, rail replacement by railroads and demand for used rail from domestic and foreign rail rerolling mills. Capacity at our Arkansas minimill is approximately 150,000 tons rolled per year.

         Our steel group's downstream processing facilities engage in the fabrication of reinforcing and structural steel, steel warehousing, joist manufacturing, fence post manufacturing and railcar repair and rebuilding. Steel fabrication capacity now exceeds 1.1 million tons, with a record 955,000 tons of fabricated steel shipped in 2000, an increase of 114,000 tons from 1999. During 2000 we purchased three additional rebar fabrication facilities, two in Southern California with operations in Rancho Cucamonga, San Marcos, Stockton and Fontana and one facility in Naples, Florida. In addition to these new locations, fabrication activities are also conducted at various locations in Texas in the cities of Beaumont, Buda (near Austin), Corpus Christi, Dallas, Houston, San Marcos, Seguin, Victoria, and Waco; Baton Rouge and Slidell, Louisiana; Magnolia and Hope, Arkansas; Brigham City, Utah; Starke and Whitehouse, Florida; Fallon, Nevada; Cayce, Columbia, and Taylors, South Carolina; Lawrenceville, Georgia; Gastonia, North Carolina and Fredericksburg, Virginia. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, including high-rise office or hotel towers, hospitals, convention centers, industrial plants, power plants, highways, arenas, stadiums, and dams. Sales of fabricated steel are generally made in response to bid solicitation from construction contractors or owners on a competitive bid basis and less frequently on a negotiated basis. Steel for fabrication may be obtained from unrelated vendors as well as our own mills.

         Secondary metals recycling plants near our minimills in Texas and South Carolina and in Austin, together with five smaller feeder facilities nearby, operate as part of the steel group due to the predominance of secondary ferrous metals sales to the nearby SMI minimills. The South Carolina and Texas recycling facilities each operate automobile shredders.

         Our joist manufacturing operation headquartered in Hope, Arkansas, manufactures steel joists for roof supports using steel obtained primarily from the steel group's minimills at locations in Hope, Starke, Florida, Cayce, South Carolina, and Fallon, Nevada. A new facility located at Iowa Falls, Iowa, purchased subsequent to fiscal 2000 is being prepared for additional joist manufacturing capacity. Joist consumers are typically construction contractors or large chain store owners. Joists are generally made to order and sales, which may include custom design and fabrication, are primarily obtained on a competitive bid basis. During 1999, we began limited production and sales of castellated and cellular steel beams. Two new facilities specifically dedicated to this product line, one located adjacent to the Hope joist facility and a second at Farmville, Virginia are being prepared for increased capacity. These beams, recognizable by their hexagonal or circular pattern of voids, permit greater design flexibility in steel construction, especially floor structures. Our facility in Victoria, Texas repairs, rebuilds and provides custom maintenance with some manufacturing of railroad freight cars owned by railroad companies and private industry. That work is obtained primarily on a bid and contract basis and may include maintenance of the cars.

         We sell concrete related supplies, including the sale or rental of equipment to the concrete installation trade, at fourteen warehouse locations in Texas, six Louisiana locations, and one location each in Mississippi and Georgia. During 2000 we expanded the Houston, Texas, area operation by purchasing substantially all of the operating assets of Bell-Barcelona Accessories, Inc. A smaller operation which emphasizes a broader industrial product supply is located in Columbia, South Carolina.

         Allegheny Heat Treating, Inc., of Chicora, Pennsylvania, is the steel group's heat treating operation. Allegheny Heat Treating works closely with our Alabama minimill and other steel mills that sell specialized heat-treated steel for customer specific use, primarily in original or special equipment manufacturing. Our operating capacity in this business is approximately 30,000 tons per year.

         The copper tube minimill operated by our Howell Metal Company subsidiary is located in New Market, Virginia. It manufactures primarily copper water tube as well as air conditioning and refrigeration tubing in straight lengths and coils for use in commercial, industrial and residential construction. Its customers, largely equipment manufacturers and wholesale plumbing supply firms, are located primarily east of the Mississippi River. Demand for copper tube is dependent mainly on the level of new residential construction and renovation. High quality copper scrap supplemented occasionally by virgin copper ingot is the raw material used in the melting and casting of billets. Copper scrap is readily available, subject to rapid price fluctuations generally related to the price or supply of virgin copper. A small portion of the scrap is supplied by our metal recycling yards. Howell's facilities include melting, casting, piercing, extruding, drawing, finishing and other departments. Capacity is approximately 55,000,000 pounds per year. During 2000, Howell continued construction of an enlarged facility as part of a two-year expansion project which, when complete in 2001, should increase capacity by approximately fifty percent.

         No single customer purchases ten percent or more of the manufacturing segment's production. The nature of certain stock products sold in the manufacturing segment are, with the exception of the steel fabrication and joist jobs, not characteristic of a long lead time order cycle. Orders for other stock products are generally filled promptly from inventory or near term production. As a result, we do not believe backlog levels are a significant factor in evaluating most operations. Backlog in our steel group at 2000 year-end was approximately $312,389,000. Backlog at 1999 year-end was approximately $287,164,000. Because most of the segment's sales are to consumers located in the sunbelt where construction activity generally continues throughout the year, demand for our products is not considered seasonal, although adverse weather can slow shipments.



THE RECYCLING SEGMENT

         Our recycling segment is engaged in processing secondary, or scrap, metals for further recycling into new metal products. This segment consists of thirty three secondary metals processing divisions' recycling plants, which excludes eight such facilities operated by our steel group as a part of the manufacturing segment, and two automobile salvage yards located in Florida.

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

         These plants processed and shipped approximately 1,670,000 tons of scrap metal during 2000 and 1,439,000 tons during the prior year. Ferrous metals comprised the largest tonnage of metals recycled at approximately 1,438,000 tons, which was approximately 195,000 more than the prior year. Shipments of non-ferrous metals, primarily aluminum, copper and stainless steel, were approximately 233,000 tons, compared to 196,000 in 1999. We also purchased and sold an additional 156,000 tons of metals processed by other metal recycling facilities. With the exception of precious metals, practically all metals capable of being recycled are processed by these plants. Our steel group's eight metals recycling facilities processed and shipped an additional 640,000 tons of primarily ferrous scrap metal during 2000.

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

         No single source of material or customer of the recycling segment represents a material part of purchases or revenues of the Company but one customer of the recycling segment made purchases aggregating approximately 11% of segment revenues. The recycling segment competes with other secondary processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals often have the capability to utilize primary or "virgin" ingot processed by mining companies interchangeably with secondary metals. The prices for nonferrous scrap metals are normally closely related to but generally less than, the prices of the primary or "virgin" metal producers. Ferrous scrap is the primary raw material for electric arc furnaces such as those operated by our steel minimills. Some minimills supplement purchases of scrap metal with direct reduced iron and pig iron for certain product lines.



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

         Customers for these materials include industrial concerns such as the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation sectors. Sales are generally made directly to consumers through and with coordination of offices in Dallas; Fort Lee and Englewood Cliffs, New Jersey; Los Angeles; Hurstville near Sydney, Australia; Singapore; Zug, Switzerland; Hong Kong, and Surrey, and Sandbach, United Kingdom and Bergisch Gladbach, Germany. We also maintain representative offices in Moscow, Seoul, and Beijing, as well as agents in other significant international markets. These offices form a network for the exchange of information on the materials we market, as well as servicing sources of supply and purchasers. In most transactions we act as principal and often as a marketing representative. We utilize agents when appropriate and occasionally act as broker. We participate in transactions in practically all major markets of the world where trade by American-owned companies is permitted.

         This segment focuses on the marketing of physical products as contrasted to traders of commodity futures contracts who frequently do not take delivery of the commodity. Sophisticated global communications and the development of easily accessible, although not always accurate, quoted market prices for many products has resulted in our emphasis on creative service functions for both sellers and buyers. Actual physical market pricing and trend information, as contrasted with sometimes more speculative metal exchange market information, technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just in time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions are examples of the services we offer. We attempt to limit exposure to price fluctuations by offsetting purchases with concurrent sales and entering into foreign exchange contracts as economic hedges of sales and purchase commitments denominated in foreign currencies. We do not, as a matter of policy, speculate on changes in the markets.

         During 2000 the segment made investments to acquire approximately eleven percent of the outstanding stock of a Czech Republic steel mill and twenty four percent of a Belgium greenfield venture being built to process and pickle hot rolled steel coil. Both investments have related marketing activities. During the past year, our marketing and trading segment sold approximately 1.7 million tons of steel products. The Australian office maintains three warehousing facilities for just in time delivery of steel and industrial products and operates a heat treating facility for steel products.

                                  COMPETITION

         Our steel manufacturing, steel fabricating, and copper tube manufacturing businesses compete with regional, national and foreign manufacturers and fabricators of steel and copper. Price, quality and service are the primary methods of competition. During 2000 imports to the United States of certain steel products, including steel concrete reinforcing bars, increased substantially. In June, 2000, our minimills joined other steel manufacturers in an antidumping petition filed with the United States International Trade Commission (ITC) seeking the imposition of duties on rebar imported from several countries and sold at less than fair value. In August the ITC determined that there is a reasonable indication of material or threatened injury to rebar manufacturers within the United States as a result of unfairly priced imports of rebar from eight of the countries. The investigation is still pending with no final determination of what, if any, duties may be imposed.

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

         We believe the recycling segment is among the larger entities that recycle nonferrous secondary metals and is also a major regional processor of ferrous scrap. Active consolidation occurred in the scrap processing industry in 1997 and 1998, with aggressively priced acquisitions of significant operations by several relatively new industry members. Poor markets for secondary metals and poor results for many scrap processors commencing in 1998 and continuing into 2000 resulted in an abrupt halt to acquisitions by most of these competitors, with bankruptcy proceedings by three consolidators and attempts to sell some recently acquired facilities. The secondary metals business is subject to cyclical fluctuations depending upon the availability and price of unprocessed scrap metal and the demand in steel and nonferrous metals consuming industries.

         All phases of our marketing and trading business are highly competitive. Many of the marketing and trading segment's products are standard commodity items. The principal elements of competition are price, quality, reliability, financing alternatives, and additional services. This segment competes with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources or be able to pursue business without regard for the laws and regulations governing the conduct of corporations subject to the jurisdiction of the United States. We also compete with industrial consumers who purchase directly from suppliers and importers and manufacturers of semi-finished ferrous and nonferrous products. The impact of competition from internet ecommerce sites specializing in metals is not yet believed to be significant although we are reviewing opportunities for participation in this rapidly developing area.



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

         We may also be required from time to time to clean up or take certain remediation action with regard to sites formerly used in connection with our operations. Furthermore, we may be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have arranged for treatment or disposal of hazardous substances on the sites. We have been named a potentially responsible party, or PRP, at several federal Superfund sites because the Environmental Protection Agency, or EPA, contends that we and other PRP scrap metal suppliers are liable for the cleanup of those sites solely as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. Our position is that an arms length sale of valuable scrap metal for use as a raw material in a manufacturing process over which we exercise no control should not, contrary to the EPA's assertion, constitute "an arrangement for disposal or treatment of hazardous substances" within the meaning of federal law. During 2000 the Superfund Recycling Equity Act was approved by Congress and signed into law. This new statute should, subject to satisfaction of certain conditions, provide some relief from Superfund liability at the federal level for legitimate sellers of scrap metal for recycling. Despite this clarification of the intent of the law by Congress various state environmental agencies may still interpret state law and regulations to impose such liability. We believe this result is contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials.

         New federal, state and local laws, regulations and changing interpretations, together with uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors which impact our future expenditures to comply with environmental requirements. It is not possible to predict the total amount of capital expenditures or increases in operating costs or other expenses or whether such costs can be passed on to customers through product price increases. During 2000, we incurred environmental costs including disposal, permit, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $11.5 million. In addition, we estimate that approximately $600,000 of capital expenditures put in service during 2000 were for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations and do not presently anticipate material capital expenditures for new environmental control facilities during 2001.


                                   EMPLOYEES

         As of October, 2000, we had approximately 8,378 employees. Approximately 6,972 were employed by the manufacturing segment, 1,016 by the recycling segment, 319 by the marketing and trading segment, 36 in general corporate management and administration, with 35 employees providing service functions for divisions and subsidiaries. Production employees at one metals recycling plant and one fabrication operation are represented by unions for collective bargaining. We believe that our labor relations are generally good to excellent and our work force is highly motivated.

ITEM 2.  PROPERTIES

         Our Texas steel minimill is located on approximately 600 acres of land we own. Facilities including buildings occupying approximately 760,000 square feet, are used for manufacturing, storage, office and related uses. Our Alabama steel mill is located on approximately 36 acres, with buildings occupying approximately 445,000 square feet used for manufacturing, storage, office and related use. Our South Carolina minimill is located on approximately 82 acres, with buildings occupying approximately 660,000 square feet. Our Magnolia, Arkansas facility is located on approximately 124 acres, with buildings occupying approximately 200,000 square feet. Approximately 30 acres of the Alabama mill property and all Arkansas and South Carolina mill property are leased in conjunction with revenue bond financing or property tax incentives and may be purchased by us at the termination of the leases or earlier for a nominal sum. The steel fabricating operations, including the fabrication plants, fence post and joist operations, own approximately 1,038 acres of land and lease approximately 16 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia, North Carolina, Nevada, Iowa and California. Our Howell Metal subsidiary owns approximately 30 acres of land, with buildings occupying about 325,000 square feet, including construction in process, in New Market, Virginia.

         Our recycling plants occupy in the aggregate approximately 450 acres we own in Austin, Beaumont, Dallas, Galveston, Houston, Lubbock, Midland, Odessa, Victoria and Vinton, all in Texas; as well as the Jacksonville, Ocala, Leesburg, Gainesville, Lake City, Orlando, and Tampa, Florida; and Shreveport, Louisiana; Chattanooga, Tennessee; Springfield and Joplin, Missouri; Burlington, North Carolina and Frontenac, Kansas plants. It leases the real estate at Clute and Laredo,Texas; and Ocala, Florida. The smaller of two locations at Beaumont and Victoria, Texas, are leased. The Fort Worth, Corpus Christi, and smaller Houston, Texas, Miami, Oklahoma and Independence, Kansas, recycling plants are partially owned and partially leased. Most small feeder yard locations are leased.

         The corporate headquarters, all domestic marketing and trading offices and all foreign offices occupy leased premises. One warehouse building in Australia is owned but located on leased real estate with the other Australian warehouses being leased.

         The leases on the leased properties described above will expire on various dates within the next ten years. Several of the leases have renewal options and we have had little difficulty in renewing such leases as they expire. Our minimum annual rental obligation for real estate operating leases in effect at August 31, 2000, to be paid during fiscal 2001 is approximately $5,236,000. We also lease a portion of the equipment used in our plants. Our minimum annual rental obligation for equipment operating leases in effect at August 31, 2000, to be paid during fiscal 2001, is approximately $5,736,000.


ITEM 3.  LEGAL PROCEEDINGS

         Our structural steel fabrication subsidiary, SMI - Owen Steel Company, Inc., or SMI - Owen, frequently works on large and complex construction projects, some of which generate significant disputes. SMI - Owen entered into a fixed price contract with Fluor Daniel, Inc., or F/D, as design/builder general contractor to furnish, erect and install structural steel, hollow core pre-cast concrete planks, fireproofing, and certain concrete slabs along with related design and engineering work for the construction of a large hotel and casino complex owned by Aladdin Gaming, LLC, or Aladdin. In connection with the contract, F/D secured insurance from St. Paul Fire & Marine Insurance Company under a subcontractor/vendor default protection policy which named SMI - Owen as an insured in lieu of performance and payment bonds. A large subcontractor to SMI - Owen defaulted, and SMI - Owen incurred unanticipated costs to complete the work. We have made a claim under the policy for all losses, costs, and expenses incurred by SMI - Owen arising from or related to the default. Although St. Paul paid or escrowed partial payment of certain claims resulting from the default, it has terminated such payments and reserved all rights to contest the nature and extent of the policy's coverage and may take the position that the policy is void due to misrepresentations and omissions by F/D, the insurance broker, J & H Marsh McClennan, Inc. or others. We filed suit against St. Paul and J & H Marsh McClennan in March, 2000 (C.A. No. G-00-149 United

States District Court Southern District of Texas). Management intends to vigorously pursue recovery of all damages we incur resulting from the default as well as damages arising from the insurance company's breaches of duties owed to us under the policy. The project is complete and no material additional construction costs are anticipated.

         Other disputes concerning the Aladdin project have been submitted to binding arbitration. In August 2000, we filed a claim for $27.4 million against F/D. The claim seeks recovery of damages to the extent coverage is denied under the insurance policy discussed above, unpaid contract receivables, amounts for delay claims and change orders all of which have not been paid by F/D. F/D has not disputed certain amounts owed under the contract, but contends that other deductive items reduce the contract balance by approximately $6.3 million which together with other F/D claims (discussed below) exceed the unpaid contract balance. We dispute the deductive items and intend to vigorously pursue recovery of the contract balance in addition to all amounts, if any, not recovered under the insurance policy as a result of misrepresentations or omissions by F/D.

         Aladdin as project owner and F/D have filed joint claims in the arbitration proceeding against us, primarily for alleged delay damages, in the amount of $127 million which includes alleged delay damages in construction of a retail area adjacent to the project. Management believes the claims are generally unsubstantiated, we have valid legal defenses against such claims and intends to vigorously defend these claims.

         As of August 31, 2000, we have received notices from the EPA or state agency with similar responsibility that we and numerous other parties are considered potentially responsible parties, or PRPs, and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980, or CERCLA, or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at approximately fourteen locations. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that we expect will result in agreements to remediate the sites. The locations, none of which involve real estate we ever owned or conducted operations upon, are commonly referred to by the EPA or state agency as the Peak Oil Site (Tampa, FL), the NL Industries/Taracorp Site (Granite City, IL), the Sapp Battery Site (Cottondale, Florida), the Interstate Lead Company ("ILCO") Site (Leeds, Alabama), the Poly-Cycle Industries Site (Techula, Texas), the Jensen Drive Site (Houston, TX), the SoGreen/Parramore Site (Tifton, GA), the Stoller Site (Jericho, SC), the RSR Corporation Site (Dallas,
TX), the Sandoval Zinc Company Site (Marion County, IL), the Ross Metals Site (Rossville, TN), the Li Tungsten Site (Glen Cove, NY), the NL Industries Site (Pedricktown, NJ) and the Danmark Site (Tampa, FL). We have periodically received information requests with regard to other sites which are apparently under consideration for recommendation under CERCLA or similar state statutes. We do not know if any demand will ultimately be made against us as a result of those inquiries.

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

         CMC Oil Company (CMC Oil), a wholly-owned subsidiary which has been inactive since 1985, is subject to a final judgment resulting from an order entered in 1993 by the Federal Energy Regulatory Commission (the "FERC Order"). Judgment upholding the FERC Order was entered by Federal District Court in November 1994 and affirmed by the Court of Appeals in November 1995. The FERC Order found CMC Oil liable for overcharges constituting violations of crude oil reseller regulations from December 1977 to January 1979, in joint venture transactions with RFB Petroleum, Inc. The overcharges total approximately $1,330,000 plus interest from the transaction dates calculated under the Department of

Energy's interest rate policy to the date of the District Court judgment with interest thereafter at 6.48% per annum. Although CMC Oil accrued a liability on its books during 1995, it does not have sufficient assets to satisfy the judgment. No claim has ever been asserted against Commercial Metals Company arising out of the CMC Oil litigation. We will vigorously contest liability should any such claim be asserted.

         While we are unable to estimate the ultimate dollar amount of exposure to loss in connection with the above-described legal proceedings, environmental matters, government proceedings, and disputes that could result in additional litigation, some of which may have a material impact on earnings and cash flows for a particular quarter, it is the opinion of our management that the outcome of the suits and proceedings mentioned, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on our business or consolidated financial position.


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

                                    Price Range
         2000                    of Common Stock
         Fiscal             -------------------------              Cash
         Quarter              High              Low              Dividends
         -------              ----              ---              ---------
         1st                $ 33.50           $ 26.56               13c.
         2nd                  33.94             27.13               13c.
         3rd                  31.13             22.13               13c.
         4th                  29.38             24.38               13c.


                                    Price Range
         1999                    of Common Stock
         Fiscal             -------------------------              Cash
         Quarter              High              Low              Dividends
         -------              ----              ---              ---------
         1st                $ 28.50           $ 21.56               13c.
         2nd                  27.75             22.56               13c.
         3rd                  25.44             19.69               13c.
         4th                  34.19             23.50               13c.


         Since 1982, Commercial Metals' common stock has been listed and traded on the New York Stock Exchange. From 1959 until the NYSE listing in 1981, the common stock was traded on the American Stock Exchange. The number of shareholders of record of Commercial Metals' common stock at November 10, 2000, was approximately 2,646.

ITEM 6.  SELECTED FINANCIAL DATA

         The table below sets forth a summary of selected consolidated financial information of Commercial Metals for the periods indicated:

                                                  FOR THE YEARS ENDED AUGUST 31,

                                   2000         1999           1998           1997         1996
                                   ----         ----           ----           ----         ----
                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales                       2,661,420      2,251,442      2,367,569    2,258,388     2,322,363

Net Earnings                       46,255         47,120         42,714       38,605        46,024

Diluted Earnings                     3.25           3.22           2.82         2.54          3.01
   Per Share

Total Assets                    1,172,862      1,079,337      1,002,617      839,061       766,756

Stockholders' Equity              420,616        418,458        381,389      354,872       335,133

Long-term Debt                    261,884        265,590        173,789      185,211       146,506

Cash Dividends Per Share              .52            .52            .52          .52           .48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     CONSOLIDATED RESULTS

                                          Year ended August 31,
                                  -------------------------------------
(in millions except share data)      2000          1999         1998
-------------------------------   ----------    ----------   ----------
Net sales                         $   2,661     $   2,251    $   2,368
Net earnings                           46.3          47.1         42.7
Cash flows*                           116.1         102.9         93.5
International sales                     879           760          752
  As % of total                          33%           34%          32%
LIFO effect on net earnings            (3.4)         12.6          5.0
  Per diluted share                    (.24)          .86          .33
LIFO reserve                            8.2           3.0         22.5
  % of inventory on LIFO                 71%           72%          72%

     *before changes in operating assets and liabilities

     Significant events affecting the Company this year:

     1. Best net sales, cash flows and diluted earnings per share ever. 2. Share repurchase program resulted in 9% decrease in shares issued and outstanding. 3. Outstanding copper tube profitability, solid steel fabrication operations, as well as record shipments at SMI-Alabama and SMI-Arkansas, sustained the manufacturing segment in spite of significant losses on large structural fabrication contracts and a slower marketing ramp-up in South Carolina. 4. LIFO expense was $3.4 million after tax, compared to 1999 LIFO income of $12.6 million. 5. The recycling segment was profitable each quarter, a major turnaround from the prior year. 6. The marketing and trading segment continued its profitable performance in spite of challenging global market conditions, including a strong U.S. dollar.

     SEGMENTS

          Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Using this approach, the Company has three reportable segments:manufacturing, recycling, and marketing and trading. Net sales and operating profit (loss) by business segment are shown in the following table:

                                          Year ended August 31,
                                  -------------------------------------
(in millions)                        2000          1999         1998
-------------                     ----------    ----------   ----------
Net sales:
  Manufacturing                    $  1,357      $  1,206     $  1,234
  Recycling                             463           302          415
  Marketing and Trading                 903           802          788
Operating profit (loss):
  Manufacturing                        74.7          83.8         74.8
  Recycling                             5.8          (5.0)        (1.4)
  Marketing and Trading                19.2          22.6         20.6

2000 COMPARED TO 1999

MANUFACTURING The manufacturing segment includes the CMC steel group and Howell Metal Company.

     Net sales for the fiscal year ended August 31, 2000, for the manufacturing segment increased by 13% from the prior year. This increase was primarily due to increased tons shipped. Operating profit for the segment decreased by 11% from the prior year's record earnings. This decrease was caused by an increase in scrap costs for the steel mills (which was only partially mitigated by year-to-year mill total sales price increases) and a decline in fabrication sales prices. Also, losses were sustained at the South Carolina mill and on several large, complex structural steel fabrication jobs at SMI-Owen. These factors were partially offset by record earnings at the copper tube mill. The Company incurred pre-tax LIFO expense of $5.2 million, a substantial difference from the $15.9 million LIFO income reported in the prior year.

                                          August 31,
                                         -----------
                                         2000   1999
                                         ----   ----
Average mill selling price-total sales   $306   $299
Average mill selling price-
  finished goods only                     314    317
Average fab selling price                 647    677
Average scrap purchase price               91     76

     Operating profit for the four steel mills was 26% below fiscal 1999 primarily due to a loss at the South Carolina mill, difficult markets, and increased depreciation, amortization and interest expenses. Tons melted and rolled increased 17% and 25%, respectively, while shipments rose by 10% to 1.9 million tons. Production increased substantially at both SMI-Alabama and SMI-South Carolina, benefiting from the significant capital investments made in the prior year. For the year ended August 31, 2000, the average mill selling price for finished goods decreased $3 per ton (1%), and in the fourth quarter declined by $19 per ton from the third quarter to end the year at an average of $314. Margins were squeezed as the average scrap purchase cost for the mills increased $15 per ton (20%) in the current year to $91 per ton. Sales prices were impacted negatively by unprecedented import levels in some of the major product lines. Also, higher energy costs impacted mill operating results. The Company received $2.3 million pre-tax in fiscal 2000 versus $8.1 million in 1999 from graphite electrode antitrust litigation settlements. Excluding the graphite electrode settlements, operating profit at SMI-Alabama increased 55% from the prior year and was substantially the same at SMI-Texas. Also, operating profit at SMI-Arkansas improved 32% from the prior year. Although production at the new SMI-South Carolina rolling mill was at record levels, marketing was slower than anticipated while depreciation and amortization expenses increased by $8.9 million. Intercompany interest costs increased by $6.3 million as little interest was capitalized. The net result was a $9.7 million operating loss at this location.

     The computer migration project was substantially completed during the first half of fiscal 2000. Computer migration costs were $3.7 million pre-tax, substantially less than the $10.9 million incurred in the prior year.

     Fiscal 2000 was another good year in the Company's downstream steel fabrication businesses. Net sales increased by 9% from 1999, but operating profits (excluding the large steel fabrication jobs at SMI-Owen) decreased 7%. Fabricated steel shipments totaled 955,000, 14% more than the previous record setting year. This was offset by a decrease in prices of $30 per ton (4%) caused by competitive pressures, and $21 million of operating losses from some large, older and complex structural steel jobs fabricated by SMI-Owen. SMI-Owen realized a net pre-tax gain of $5.5 million from the sale of land and improvements. In May 2000, the Company acquired substantially all of the assets of two rebar fabrication operations in Southern California: Fontana Steel, Inc., with operations in Rancho Cucamonga, San Marcos and Stockton, and C&M Steel, Inc. in Fontana. These acquisitions expanded the Company's market penetration to the largest rebar market in the United States. Also, in March 2000, the Company purchased substantially all of the operating assets of Bell-Barcelona Concrete Accessories, further expanding its concrete-related products business in the Houston, Texas, area. The purchase prices for these acquisitions were not significant to the Company. The new cellular beam facility in Arkansas continued to progress as an adjunct to the steel joist business.

     Fiscal 2000 was a record year for Howell Metal Company, the Company's copper tube mill in Virginia. Production increased by 12%, and operating profit increased by nearly 50% from the prior year. Shipments increased by 13% to a record 58 million pounds. Metal spreads improved by 19%. Residential construction, the principal economic driver, remained strong during fiscal 2000.

     Capital improvements for the Company decreased significantly to $70 million from the record $142 million spent in 1999, primarily in the manufacturing segment. The prior year's amount included the completion of the new rolling mill and ancillary equipment at SMI-South Carolina and a new finishing line at SMI-Alabama. During fiscal year 2000, significant projects included the planned expansion in progress at the copper tube mill and the installation of a ladle metallurgical station at SMI-South Carolina. The copper tube mill expansion will ultimately increase production by approximately 50%, improve productivity and expand the product lines.

RECYCLING The recycling segment generated operating profit of $5.8 million for the year ended August 31, 2000, compared to a $5.0 million operating loss in the prior year. Fiscal 2000 was a record year for tons processed and shipped, which increased 16%. With an increase in selling prices of $15 per ton above the previous depressed period, net sales increased 53%. Ferrous prices, however, fell consistently during the second half of fiscal 2000. The supply of scrap, including continued high imports of ferrous raw materials, was plentiful and more than met demand. Nonferrous markets were relatively firm and supply was more balanced; consequently, prices were steadier. Nonferrous prices and volumes were up approximately 19% and 18%, respectively. Processing costs for the segment decreased from 16.4% of sales in 1999 to 13.2% in fiscal 2000 as a result of the regional organizational restructuring implemented in 1999.

     The total volume of scrap processed and shipped in 2000, including the CMC steel group operations, increased 17% to 2.4 million tons.

MARKETING AND TRADING The marketing and trading segment's performance was consistent despite unstable and relatively poor global conditions in many of its product lines. Net sales increased in fiscal 2000 by 13% to $903 million. Operating profits were 15% lower than the prior year because most steel prices denominated in U.S. dollars fell during the latter part of the year, and gross margins in steel marketing and distribution as well as steel trading were tight. Anti-dumping activity and other forms of protectionism around the world, as well as the strong U.S. dollar and weak Euro, continued to affect the regional flow of products. The Company achieved further market penetration in highly competitive markets for nonferrous metal products and maintained profitability through product line expansion. Profits were lower for industrial raw materials and products although shipments generally were higher. The Company continued to build its business in the marketing of ferrous raw materials.

     During fiscal 2000, the Company added and developed quality people in sales and administration to provide for long-term growth. This was achieved by continuing to diversify and build the business in added product and geographic areas and expanding regional trade. The Company continued to increase its presence in the processing of the materials and products, which it buys and sells. As marketing and trading functions constantly evolve, the Company has been a leader in instituting changes. During the fourth quarter, the Company acquired an 11% stake and executed a long-term marketing and trading agreement with a Czechoslovakian steel mill, Trinecke Zelezarny, one of its key European suppliers.

NEAR-TERM OUTLOOK

     Despite currently poor market conditions for many of the Company's products, management anticipates that fiscal year 2001 will be more profitable than the current year, primarily based on internal improvements. The second half of the new year should be better than the first half, as the earlier part of the year will be impacted by the strong U.S. dollar, customer inventory reductions, high energy prices and a slowing of the global economy. Management expects some easing of these conditions by mid-year fiscal 2001. Construction markets should remain firm, especially spending for highways and bridges, institutional buildings and power plants. Highway construction should accelerate because projects have been behind schedule. The Company's successes of recent years and strong financial condition leave it in an excellent position for further growth.

     Overall, the Company anticipates higher sales, production and shipments from its steel mills in fiscal 2001. Although several price decreases that were announced during the fourth quarter 2000 will pressure margins for the first half of fiscal 2001, a favorable development occurred on August 14, 2000, when the U.S. International Trade Commission continued the rebar dumping trade cases against eight of the offending countries which comprise about 80% of rebar imports. As the new year progresses, rebar and merchant bar prices should increase moderately, and shipments should accelerate. Management anticipates that the operating results at SMI-South Carolina will improve with better market conditions and a product mix balanced with higher value-added products. Also, the CMC steel group plans to continue its growth in rebar fabrication, joists, specialty beams, niche applications of structural steel, fence posts, concrete-related products, heat treating of steel and other related fabricated steel products and components. For example, the Company is expanding its new cellular beam product line with a new facility in Virginia. During the latter part of fiscal 2000, the Company began to show progress in improving the operations at SMI-Owen. Management expects that this improvement will continue into the new fiscal year.

     Production and shipments are expected to increase during fiscal 2001 with the commissioning of the 50% expansion of the Company's copper tube mill. Also, the product line will be broader with this addition.

     Both ferrous and nonferrous operations in the recycling segment should be profitable for fiscal 2001, although the first half of the year will be difficult because of the poor steel scrap market. The Company is poised to capitalize on better markets and to continue its turnaround and rationalization at underperforming facilities.

     The marketing and trading segment began the new year with continued penetration in marketing and distribution while maintaining a strong presence in the trading or indent side of the business. During 2001, management will further its focus on value-added businesses whereby the product range is broadened and more services are provided to both the customer and the supplier.

     Following two years of record levels of capital expenditures, spending was reduced to $70 million in fiscal 2000. The Company plans to increase capital expenditures by 19% to $83 million for fiscal 2001. The increase is partially due to several projects that were deferred and carried over from the prior year. There are no major projects planned at the steel mills for fiscal 2001, rather smaller enhancements and maintenance expenditures. The Company plans to continue its expansion in downstream businesses, both acquisitions and greenfield operations. All segments will also focus on improving or disposing of underperforming operations, especially if they no longer fit the Company's strategic direction. The Company's business plan also provides for repurchases of the Company's undervalued shares.

     Overall, pricing and volume in the Company's segments should improve as supply and demand come into better balance in the second half of fiscal 2001. Additionally, the share repurchases will have an even greater impact on earnings per share than they did for fiscal 2000.

LONG-TERM OUTLOOK

     The Company is poised to move to the next level in net sales and net income at its steel minimills. The mills are versatile, flexible, highly productive and produce high quality products. Finished product capacity at the combined mills has increased to 2.3 million tons. Steel fabrication will continue to be an essential element of the Company's vertical integration strategy and a growing part of its overall business. Infrastructure growth in the U.S. and elsewhere will be a catalyst for increased demand for the Company's steel products. The Company's strong regional presence in the copper tube industry is a solid building block for further profitability and expansion. Management believes that the long-term demand for scrap will continue to grow and that the Company's regional volume will increase. In the marketing and trading segment, the Company will continue to diversify and build business in new products and geographic areas. The segment will build further on strategic alliances among suppliers and customers.

     To achieve profits and return on capital employed, management believes that consolidation within the steel industry is imperative. The reasons are compelling, the foremost of which are the depressed equity valuations in the entire metals sector, the fact that very few companies in the industry earn their cost of capital, the necessity for the rationalization of non-competitive capacity and more effective marketing.

     The Company is committed to creating long-term growth and building earnings through continuous internal improvements, a focus on cash flows, strong regional positions and outstanding people.

     The sections regarding segments and near- and long-term outlook contain forward-looking statements regarding the outlook for the Company's financial results including product pricing and demand, capacity increases, efficiency improvements and general market conditions. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes, metals pricing over which the Company exerts little influence, increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing, global factors including credit availability, currency fluctuations, energy prices, and decisions by governments impacting the level and pace of overall economic activity.

1999 COMPARED TO 1998

SEGMENTS

MANUFACTURING Although net sales decreased 2%, operating profit increased 12% for the year ended August 31, 1999. These were record earnings despite weaker steel mill prices stemming from low-priced steel imports. Shipments by the four minimills totaled 1.7 million tons versus 2.0 million tons the prior year. 1999 was another record year in the downstream steel fabrication businesses with 841,000 tons shipped, a slight increase from fiscal year 1998. Copper tube results were outstanding as the strong housing market and lower copper scrap prices doubled operating profit. Copper tube annual shipments were comparable at 51 million pounds. Lower prices in the manufacturing segment resulted in pre-tax LIFO income of $15.9 million, a substantial increase from the $3.2 million reported in 1998.

                                August 31,
                               -----------
                               1999   1998
                               ----   ----
Average mill selling price     $299   $322
Average fab selling price       677    660
Average scrap purchase price     76    113

     Operating profit for the four steel minimills combined was 13% below 1998. Although underlying demand was strong, shipments declined 16% to 1.7 million tons while production levels were down comparably because of construction interference caused by capital projects in South Carolina and Alabama and the unprecedented import levels. Conversely, margins were aided by lower scrap purchase prices. While the average mill selling price was $23 per ton (7%) below the prior year, average scrap purchase costs were lower by $37 per ton (33%). The Company received pre-tax $8.1 million in settlements from graphite electrode antitrust litigation. Primarily as a result of the decline in shipments, operating profit at SMI-Arkansas, SMI-Alabama, and SMI-South Carolina decreased by 20%, 59% and 38%, respectively. In spite of transformer downtime, strong results continued at SMI-Texas, with a 17% increase in operating profit from the prior year.

     Computer migration costs were $10.9 million in 1999 compared to $8.6 million in 1998.

     The Company had a record $142 million in capital spending for fiscal 1999, primarily at the steel minimills. The major capital projects for 1999 were the completion of the new rolling mill and ancillary equipment at SMI-South Carolina and a new finishing line at SMI-Alabama. Commissioning was in April and June 1999, respectively.

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

     Production increased by 3%, and earnings more than doubled for the Company's copper tube mill for 1999. Although shipments only increased by 1%, spreads increased by 34% benefiting from lower copper scrap prices. The principal economic driver remained housing starts and renovation, as residential construction remained strong during fiscal year 1999.

RECYCLING The recycling segment continued to be hampered by difficult market conditions during 1999. The secondary metals processing division reported an operating loss of $5.0 million compared with an operating loss of $1.4 million for the prior year. However, cash flows from operations (before changes in operating assets and liabilities) were positive for the year. Together with very weak market conditions for ferrous and nonferrous scrap, the failed consolidation of the industry had a major negative influence on profitability in 1999. The poor markets were reflected in a 27% drop in net sales, from $415 million for 1998 to $302 million for 1999. Processing costs also decreased, but margins fell even further.

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

MARKETING AND TRADING During 1999, the marketing and trading segment continued its remarkable performance in the face of crises in Asia, Russia and Latin America. Net sales increased by 2% to $802 million, and operating profit was 10% higher for 1999 than the prior year. Steel prices were substantially lower in 1999 than the prior year, and gross margins in steel marketing and distribution as well as steel trading remained tight. Anti-dumping activity and other forms of protectionism around the world continued to affect the flow of products. Nevertheless, sales into the United States and Europe increased and compensated for the decreased sales into Asia. The segment achieved further market penetration in highly competitive markets for nonferrous metal products and maintained profitability through product line expansion. Profits were moderately lower for industrial raw materials and products, but shipments generally were higher. Participation in the marketing of ferrous raw materials continued to grow.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operations (before changes in operating assets and liabilities) for the year ended August 31, 2000, were a record $116 million compared to $103 million for fiscal year 1999. However, increases in operating assets reduced the cash flows from operating activities from the prior year's record levels. Accounts receivable significantly increased in all segments mostly due to increased sales volumes and prices. Also, accounts receivable in the steel group was higher due to acquisitions during fiscal 2000. Inventories increased in the steel group due to higher scrap purchase prices as well as the new operations acquired in fiscal 2000. Other assets increased due to refundable federal income taxes, increased funding for the Company's nonqualified employee benefits plan, and increased claims receivable on a large structural steel job in the steel group. Also depreciation and amortization expenses increased primarily due to the fiscal 1999 capital projects at South Carolina and Alabama.

     Cash flows from operating activities were invested in new equipment, primarily in the manufacturing segment (particularly at the South Carolina mill for a new ladle metallurgical station and at Howell Metal Company's plant expansion). During fiscal 2000, the steel group sold land and improvements grossing $8.4 million after which costs related to the sale and escrows resulted in a net gain of $5.5 million (pre-tax).

     Net working capital was $276 million as of August 31, 2000, compared to $288 million last year. The current ratio decreased slightly to 1.6 versus 1.8 at the prior year end.

     The Company's sources of short-term funds include a commercial paper program of $200 million, an increase of $100 million from the prior year. The Company's commercial paper is rated in the second highest category by Moody's Investors Service (P-2), Standard & Poor's Corporation (A-2) and Fitch (F-2). Formal bank credit lines equal to 100% of the amount of all commercial paper outstanding are maintained.

     In 1999 the Company filed a shelf registration of $200 million of long- and medium-term notes, of which $100 million were sold in February 1999. The proceeds were then used to retire short-term borrowings.

     The Company's $250 million long-term notes issued in February 1999 ($100 million), July 1997 ($50 million) and July 1995 ($100 million) are rated investment grade by Standard & Poor's Corporation and Fitch (BBB+) and by Moody's Investors Service (Baa1).

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

     Capital investments in property, plant and equipment were $70 million in 2000 compared to a record $142 million the prior year. Capital spending for fiscal 2001 is projected to be $83 million. The most important planned projects are the expansion of the downstream businesses in steel fabrication, both through acquisition and greenfield operations.

     Total capitalization was $714 million at the end of fiscal 2000, slightly up from the prior year. The ratio of long-term debt to capitalization was 36.7%, down from 37.5% last year. Stockholders' equity was $421 million or $31.93 per share. During the fiscal year, the Company repurchased 1,465,100 shares of Company stock at an average cost of $28.62 per share. At year end, the Company had remaining an additional 305,281 shares authorized for repurchase. On August 31, 2000, 2,959,908 treasury shares were held by the Company. There were 13,172,675 shares outstanding at year end.

CONTINGENCIES

CONSTRUCTION CONTRACT DISPUTES A subsidiary of the Company entered into a fixed price contract with the design/builder general contractor (D/B) to furnish, erect and install structural steel, hollow core pre-cast concrete planks, fireproofing, and certain concrete slabs along with related design and engineering work for the construction of a large hotel and casino complex (Project). In connection with the contract, the D/B secured insurance under a subcontractor/vendor default protection policy (Policy) which named the Company as an insured in lieu of performance and payment bonds. A large subcontractor to the Company defaulted, and the Company incurred unanticipated costs to complete the work. The Company has made a claim under the Policy for all losses, costs, and expenses incurred by the Company arising from or related to the default, of which $6.6 million was recorded in other assets at August 31, 2000. Although the insurance company paid or escrowed partial payment of certain claims resulting from the default, it is now contesting the nature and extent of the Policy's coverage and may take the position that the Policy is void due to misrepresentations and omissions by the D/B and the insurance broker. The Company filed suit against the insurance company and broker in March 2000. Management intends to vigorously pursue recovery of all damages incurred by the Company resulting from the default as well as damages arising from the insurance company's breaches of duties owed to the Company under the Policy. The Project is complete and no material additional construction costs are anticipated.

     Disputes between the Company and the D/B have been submitted to binding arbitration. In August 2000, the Company filed a claim for $27.4 million against the D/B. The claim seeks recovery of damages to the extent coverage is denied under the Policy discussed above, unpaid contract receivables, amounts for delay claims and change orders all of which have not been paid by the D/B. At August 31, 2000 and 1999, the Company maintained contract receivables of $7.2 million and $6.4 million, respectively, from the D/B. Such amounts are included within other assets on the accompanying balance sheets. The D/B has not disputed certain amounts owed under the contract, but contends that other deductive items, disputed by the Company, reduce the contract balance by approximately $6.3 million which together with other D/B claims (discussed below) exceed the unpaid contract balance. The Company disputes the deductive items in the D/B's claim and intends to vigorously pursue recovery of the contract balance in addition to all amounts, if any, not recovered under the Policy as a result of misrepresentations or omissions of the D/B.

     The owner of the Project and the D/B have filed joint claims in the arbitration proceeding against the Company, primarily for alleged delay damages, in the amount of $127 million which includes alleged delay damages in construction of a retail area adjacent to the Project. Management believes the claims are generally unsubstantiated, and the Company has valid legal defenses against such claims and intends to vigorously defend these claims. Management is unable to determine a range of potential loss related to such claims, and therefore no losses have been accrued; however, it believes the ultimate resolution will not have a material effect on the Company's consolidated financial statements. Due to the uncertainties inherent in the estimating process, it is at least reasonably possible that a change in the Company's estimate of its collection of accounts receivable and possible liability could occur in the near term.

     The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the results of operations or the financial position of the Company.

ENVIRONMENTAL AND OTHER MATTERS In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

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

     The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at fourteen sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

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

     In fiscal 2000, the Company incurred environmental expense of $11.5 million. This included the cost to staff environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessment, remediation, consultant fees, baghouse dust removal and various other expenses. The Company estimates that approximately $600 thousand of its capital expenditures for fiscal 2000 related to costs directly associated with environmental compliance. At August 31, 2000, $5.0 million remained accrued for environmental liabilities, of which $2.0 million was in other long-term liabilities.

DIVIDENDS

     Quarterly cash dividends have been paid in each of the past 36 consecutive years. The annual dividend in 2000 was 52 cents a share paid at the rate of 13 cents each quarter.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, (as amended) is effective for the Company as of September 1, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards will result in cumulative after-tax increases in net earnings of $315 thousand and other comprehensive income of $126 thousand in the first quarter of fiscal 2001. The adoption will also impact associated assets and liabilities. Certain of the Company's derivative instruments will not be designated as hedges for accounting purposes. Management believes that the changes in fair value of these instruments will not significantly impact the results of operations or financial position of the Company.

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December, 1999, and it is effective for the Company beginning in the first quarter of fiscal 2001. The SAB (as amended) summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that its revenue recognition policies are in substantial compliance with the SAB and the effect of implementation will not be material.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET RISK

     APPROACH TO MINIMIZING MARKET RISK The Company's product lines and its worldwide operations expose it to risks associated with fluctuations, sometimes volatile, in exchange and interest rates and commodity prices. It employs various strategies to mitigate the effects of this volatility. None of the instruments used are entered into for trading purposes or speculation; all are economically effective as hedges of underlying physical transactions. The accompanying information mandated by the Securities and Exchange Commission should be read in conjunction with footnotes 1 and 4 to the annual financial statements.

     FOREIGN EXCHANGE The Company enters into foreign exchange contracts as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency. Effects of changes in currency rates are therefore minimized. No single currency poses a primary risk to the Company; fluctuations that cause temporary disruptions in one market segment tend to open opportunities in other segments. Certain information in the accompanying chart assumes that the foreign exchange contracts were settled at August 31, 2000; this would defeat their purpose as economic hedges on transactions that will not occur for some period after year-end. Due to customary weight and quality settlements on physical transactions, small gains and losses do occur upon close of the foreign exchange contracts.

     INTEREST RATES Substantially all of the Company's short- and long-term debt is denominated in United States dollars. The Company's financial results as affected by interest rates are most vulnerable to swings in short-term commercial borrowing rates. At August 31, 2000, $7 million Australian dollars notional amount of debt was covered by an interest rate swap. The swap is variable to fixed, terminating June 2, 2003, intending to match physical asset lives with debt provisions in one foreign subsidiary. The variable rate at year end was 6.59% and the fixed rate 5.5%. At August 31, 2000, it had a fair value of $128,000.

     COMMODITY PRICES Pricing of certain sales and purchase commitments is fixed to forward metal commodity exchange quotes. The Company enters into metal commodity contracts for copper, aluminum, and zinc to mitigate the risk of unanticipated declines in gross margins on these commitments due to the volatility of the metal commodity indexes. Of these, copper is the most predominant. The derivative instruments are closed when the underlying sales and purchase commitments are priced, and gain or loss is recognized when the sale or purchase is recorded. In general the Company is most affected in periods of declining commodity prices as spreads narrow and sources withhold recycled metals from the market. Physical transaction quantities will not match exactly with standard commodity lot sizes, leading to small gains and losses at settlement.

          The following table provides certain information regarding the financial instruments discussed above.

FOREIGN CURRENCY EXCHANGE CONTRACT COMMITMENTS AS OF AUGUST 31, 2000:

                                                                Range of                      U.S. $
  Amount                           Currency                    Hedge Rates                  Equivalent
----------                    -----------------               -------------                ------------
 6,519,000                          German mark               1.8601-2.2105                $  3,134,000
15,011,000                                  ECU                  .944-1.111                  13,823,000
 5,500,000                          Swiss franc                 1.646-1.718                   3,381,000
 1,300,000                     Singapore dollar               1.7155-1.7225                     757,000
 4,631,000                        British pound                 .6592-.6910                   6,846,000
29,235,000                    Australian dollar                 .5698-.6666                  17,429,000
 1,140,000                      Canadian dollar                 .6727-.6917                     776,000
----------                    -----------------               -------------                ------------
                                                                                             46,146,000
Revaluation as of August 31, 2000, at quoted market                                          44,727,000
---------------------------------------------------                                        ------------
Settlement gain                                                                            $  1,419,000

o Substantially all foreign currency exchange contracts mature within one year.

o As of August 31, 2000, foreign currency exchange contracts had no book carrying value until maturity. They were considered reductions in otherwise available bank credit lines.


AS OF AUGUST 31, 1999:
Revaluation at quoted market                                                               $ 65,388,000
Settlement gain                                                                            $    356,000


METAL COMMODITY CONTRACT COMMITMENTS AS OF AUGUST 31, 2000:

                                                                             Range of     Total Contract
                                    Long/  # of     Standard       Total    Hedge Rates      Value at
Terminal Exchange         Metal     Short  Lots     Lot Size      Weight      Per MT         Inception
-----------------         -----     -----  ----     --------      ------    -----------   --------------
London Metal
Exchange (LME)           Copper     Long     55        25 MT      1375 MT    $ 1540-1885   $ 2,424,000
                         Copper     Short    65        25 MT      1625 MT      1582-1876     2,863,000
                         Zinc       Long     10        25 MT       250 MT      1077-1135       278,000
                         Aluminum   Long     16        25 MT       400 MT      1517-1586       619,000
                         Aluminum   Short    27        25 MT       675 MT      1555-1617     1,075,000

New York Mercantile                                                           Per 100/wt.
Exchange                 Copper     Long    208  25,000 lbs.  5.2 MM lbs.     69.10-89.50    4,451,000
Commodities Division
(Comex)                  Copper     Short   178  25,000 lbs.  4.5 MM lbs.     86.25-89.70    3,915,000
--------------------     ------     -----  ----  -----------  -----------     -----------  -----------
                                                                                            15,625,000
Revaluation as of August 31, 2000, at quoted market                                         15,491,000
---------------------------------------------------                                        -----------
Settlement gain                                                                            $   134,000

o Three lots mature after one year

o MT = Metric Tons

o MM = Millions

o As of August 31, 2000, metal commodity contracts had no book carrying value until maturity. A two million dollar letter of credit stands as margin requirement for Comex transactions.


AS OF AUGUST 31, 1999:
Revaluation at quoted market                                                               $10,101,000
Settlement gain                                                                            $   288,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS


                                                    Year ended August 31,
                                            ------------------------------------
(in thousands, except share data)              2000         1999         1998
---------------------------------           ----------   ----------   ----------
Net sales                                   $2,661,420   $2,251,442   $2,367,569
Costs and expenses:
 Cost of goods sold                          2,333,930    1,948,596    2,083,036
 Selling, general and administrative
   expenses                                    208,808      192,233      178,961
 Interest expense                               27,319       19,650       18,055
 Employees' retirement plans                    18,108       15,933       19,448
                                            ----------   ----------   ----------
                                             2,588,165    2,176,412    2,299,500
                                            ----------   ----------   ----------
Earnings before income taxes                    73,255       75,030       68,069
Income taxes                                    27,000       27,910       25,355
                                            ----------   ----------   ----------
Net earnings                                $   46,255   $   47,120   $   42,714
                                            ==========   ==========   ==========
Basic earnings per share                    $     3.30   $     3.25   $     2.88
                                            ==========   ==========   ==========
Diluted earnings per share                  $     3.25   $     3.22   $     2.82
                                            ==========   ==========   ==========

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS


                                                              August 31,
                                                       ------------------------
(in thousands, except share data)                         2000          1999
---------------------------------                      ----------    ----------
ASSETS
Current assets:
  Cash                                                 $   20,067    $   44,665
  Accounts receivable (less allowance for collection
   losses of $7,868 and $7,714)                           357,719       297,849
  Inventories                                             277,455       249,688
  Other                                                    59,777        53,894
                                                       ----------    ----------
    Total current assets                                  715,018       646,096

Property, plant and equipment:
  Land                                                     27,984        25,927
  Buildings                                                97,566        87,796
  Equipment                                               676,369       635,054
  Leasehold improvements                                   31,507        30,119
  Construction in process                                  22,702        25,351
                                                       ----------    ----------
                                                          856,128       804,247
  Less accumulated depreciation and amortization         (448,616)     (401,975)
                                                       ----------    ----------
                                                          407,512       402,272

Other assets                                               50,332        30,969
                                                       ----------    ----------
                                                       $1,172,862    $1,079,337
                                                       ==========    ==========

                                 See notes to consolidated financial statements.

                                                                August 31,
                                                       ---------------------------
(in thousands, except share data)                          2000           1999
---------------------------------                      ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Commercial paper                                     $    79,000    $    10,000
  Notes payable                                             13,466          4,382
  Accounts payable                                         194,538        191,508
  Other payables and accrued expenses                      142,680        139,977
  Income taxes payable                                         678          2,025
  Current maturities of long-term debt                       8,828          9,873
                                                       -----------    -----------
    Total current liabilities                              439,190        357,765

Deferred income taxes                                       31,131         23,263

Other long-term liabilities                                 20,041         14,261

Long-term debt                                             261,884        265,590

Commitments and contingencies

Stockholders' equity:
  Capital stock:
    Preferred stock                                             --             --
    Common stock, par value $5.00 per share:
    authorized 40,000,000 shares; issued 16,132,583
    shares; outstanding 13,172,675 and 14,406,260
    shares                                                  80,663         80,663
  Additional paid-in capital                                14,231         14,131
  Accumulated other comprehensive loss                      (1,591)          (774)
  Retained earnings                                        407,128        368,177
                                                       -----------    -----------
                                                           500,431        462,197
  Less treasury stock 2,959,908 and 1,726,323 shares
    at cost                                                (79,815)       (43,739)
                                                       -----------    -----------
                                                           420,616        418,458
                                                       -----------    -----------
                                                       $ 1,172,862    $ 1,079,337
                                                       ===========    ===========

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 August 31,
                                                    ------------------------------------
(in thousands)                                         2000         1999         1998
--------------                                      ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                      $  46,255    $  47,120    $  42,714
    Adjustments to earnings not requiring cash:
      Depreciation and amortization                    66,583       52,054       47,460
      Provision for losses on receivables                 948        1,877        2,898
      Deferred income taxes                             7,868        1,887          542
      Gain on sale of property and other               (5,570)         (68)        (164)
                                                    ---------    ---------    ---------
  Cash Flows from Operations Before Changes in
    Operating Assets and Liabilities                  116,084      102,870       93,450

  Changes in Operating Assets and Liabilities:
      Decrease (increase) in accounts receivable      (60,818)      18,929      (33,104)
      Decrease (increase) in inventories              (27,767)       7,543      (36,587)
      Decrease (increase) in other assets             (29,046)      (5,809)     (30,457)
      Increase (decrease) in accounts payable,
        accrued expenses, and income taxes              4,385       29,155       42,968
      Increase (decrease) in other long-term
        liabilities                                     5,780        5,606        4,161
                                                    ---------    ---------    ---------
Net Cash Flows from Operating Activities                8,618      158,294       40,431

CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net     (69,627)    (141,752)    (119,915)
  Sales of property, plant and equipment                9,323        4,247        1,418
  Other investments                                    (2,966)          --           --
                                                    ---------    ---------    ---------
Net Cash Used by Investing Activities                 (63,270)    (137,505)    (118,497)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
  Commercial paper-net change                          69,000      (30,000)      40,000
  Notes payable-net change                              9,084      (56,427)      60,809
  New long-term debt                                       --      100,000           --
  Payments on long-term debt                           (4,750)      (9,809)     (11,441)
  Stock issued under stock option,
    purchase, and bonus plans                           5,958        3,679        9,134
  Treasury stock acquired                             (41,934)      (7,012)     (14,732)
  Dividends paid                                       (7,304)      (7,540)      (7,717)
                                                    ---------    ---------    ---------
Net Cash Provided (Used) by Financing Activities       30,054       (7,109)      76,053
                                                    ---------    ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents      (24,598)      13,680       (2,013)

Cash and Cash Equivalents at Beginning of Year         44,665       30,985       32,998
                                                    ---------    ---------    ---------
Cash and Cash Equivalents at End of Year            $  20,067    $  44,665    $  30,985
                                                    =========    =========    =========

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Common Stock                                        Accumulated
                                                ------------------------------           Additional             Other
                                                 Number of                                Paid-In          Comprehensive
(in thousands, except share data)                 Shares              Amount              Capital               Loss
---------------------------------               ----------          ----------          -----------        -------------
Balance, September 1, 1997                      16,132,583          $   80,663          $   13,627
  Comprehensive Income:
     Net earnings
     Other comprehensive loss--
       Foreign currency translation
         adjustment, net of taxes of $859                                                                   $   (1,596)

  Comprehensive Income

  Cash dividends--$.52 per share
  Treasury stock acquired
  Stock received from
    escrow upon settlement
    of Owen lawsuit
  Stock issued under stock option,
    purchase and bonus plans                                                                  (237)
  Tax benefits related to stock
    option plan                                                                                895
                                                ----------          ----------          ----------          ----------
Balance, August 31, 1998                        16,132,583              80,663              14,285              (1,596)
                                                ----------          ----------          ----------          ----------

  Comprehensive Income:
    Net earnings
    Other comprehensive income--
      Foreign currency translation
        adjustment, net of taxes of $442                                                                           822

  Comprehensive Income

  Cash dividends--$.52 per share
  Treasury stock acquired
  Stock issued under stock option,
    purchase and bonus plans                                                                  (560)
  Tax benefits related to stock
    option plan                                                                                406
                                                ----------          ----------          ----------          ----------
Balance, August 31, 1999                        16,132,583              80,663              14,131                (774)
                                                ----------          ----------          ----------          ----------
  Comprehensive Income:
    Net earnings
    Other comprehensive loss--
      Foreign currency translation
        adjustment, net of taxes of $440                                                                          (817)

  Comprehensive Income

  Cash dividends--$.52 per share
  Treasury stock acquired
  Stock issued under stock option,
    purchase and bonus plans                                                                  (174)
  Tax benefits related to stock
    option plan                                                                                274
                                                ----------          ----------          ----------          ----------
Balance, August 31, 2000                        16,132,583          $   80,663          $   14,231          $   (1,591)
                                                ==========          ==========          ==========          ==========

                                                                            Treasury Stock
                                                                    --------------------------------
                                                 Retained            Number of
(in thousands, except share data)                Earnings             Shares               Amount               Total
---------------------------------               ----------          -----------          -----------          ----------
Balance, September 1, 1997                      $  293,600          (1,371,653)          $  (33,018)          $ 354,872
  Comprehensive Income:
     Net earnings                                   42,714                                                       42,714
     Other comprehensive loss--
       Foreign currency translation
         adjustment, net of taxes of $859                                                                        (1,596)
                                                                                                              ---------
  Comprehensive Income                                                                                           41,118

  Cash dividends--$.52 per share                    (7,717)                                                      (7,717)
  Treasury stock acquired                                             (496,000)             (14,732)            (14,732)
  Stock received from
    escrow upon settlement
    of Owen lawsuit                                                    (47,316)              (1,286)             (1,286)
  Stock issued under stock option,
    purchase and bonus plans                                           351,997                8,476               8,239
  Tax benefits related to stock
    option plan                                                                                                     895
                                                ----------          ----------           ----------           ---------
Balance, August 31, 1998                           328,597          (1,562,972)             (40,560)            381,389
                                                ----------          ----------           ----------           ---------

  Comprehensive Income:

    Net earnings                                    47,120                                                       47,120
    Other comprehensive income--
      Foreign currency translation
        adjustment, net of taxes of $442                                                                            822
                                                                                                              ---------
  Comprehensive Income                                                                                           47,942

  Cash dividends--$.52 per share                    (7,540)                                                      (7,540)
  Treasury stock acquired                                             (314,400)              (7,012)             (7,012)
  Stock issued under stock option,
    purchase and bonus plans                                           151,049                3,833               3,273
  Tax benefits related to stock
    option plan                                                                                                     406
                                                ----------          ----------           ----------           ---------
Balance, August 31, 1999                           368,177          (1,726,323)             (43,739)            418,458
                                                ----------          ----------           ----------           ---------
  Comprehensive Income:

    Net earnings                                    46,255                                                       46,255
    Other comprehensive loss--
      Foreign currency translation
        adjustment, net of taxes of $440                                                                           (817)
                                                                                                              ---------
  Comprehensive Income                                                                                           45,438

  Cash dividends--$.52 per share                    (7,304)                                                      (7,304)
  Treasury stock acquired                                           (1,465,100)             (41,934)            (41,934)
  Stock issued under stock option,
    purchase and bonus plans                                           231,515                5,858               5,684
  Tax benefits related to stock
    option plan                                                                                                     274
                                                ----------          ----------           ----------           ---------
Balance, August 31, 2000                        $  407,128          (2,959,908)          $  (79,815)          $ 420,616
                                                ==========          ==========           ==========           =========

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS The Company manufactures, recycles and markets steel and metal products and related materials. Its manufacturing and recycling facilities and primary markets are located in the Sunbelt from the mid-Atlantic area through the West. Through its global marketing offices, the Company trades steel and nonferrous metal products and other industrial products worldwide. As more fully discussed in footnote 12, the manufacturing segment is the most dominant in terms of capital assets and operating profit.

     CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances are eliminated in consolidation.

     REVENUE RECOGNITION Generally, sales are recognized when title passes to the customer based on customary industry practice. Certain revenues related to the steel fabrication operations are recognized on the percentage of completion method. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs for certain projects will be further revised in the near-term.

     INVENTORIES Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out (LIFO) method; cost of international and remaining inventories is determined by the first-in, first-out (FIFO) method.

     PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment is recorded at cost and is depreciated at annual rates based upon the estimated useful lives of the assets. Substantially all depreciation is calculated using the straight-line method. Provision for amortization of leasehold improvements is made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter.

     ASSETS HELD FOR SALE Included within other assets is equipment which is no longer used for manufacturing operations and is being held for sale. The assets are recorded at management's best estimate of the amounts expected to be realized upon sale. The amounts the Company will ultimately realize could differ substantially from management's estimates.

     START-UP COSTS Start-up costs associated with the acquisition and expansion of manufacturing and recycling facilities are expensed as incurred.

     INCOME TAXES Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in footnote 5. Benefits from tax credits are reflected currently in earnings.

     FOREIGN CURRENCY The functional currency of the Company's international subsidiaries in Australia, the United Kingdom, and Germany is the local currency. The remaining international subsidiaries' functional currency is the United States dollar. Translation adjustments are reported as a component of accumulated other comprehensive loss.

          Gain or loss on foreign currency exchange contracts designated as economic hedges is deferred and recognized upon settlement of the related trade receivable or payable.

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

RECLASSIFICATIONS Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the classifications used in the current year.

ACCOUNTING STANDARDS The Company adopted the American Institute of Certified Public Accountants' (AICPA)Accounting Standards Executive Committee Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," on September 1, 1999. This SOP requires that entities capitalize certain internal-use software costs once specific criteria are met. The adoption of this SOP did not have a significant impact on the Company's consolidated financial position or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended) is effective for the Company as of September 1, 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards will result in cumulative after-tax increases in net earnings of $315 thousand and other comprehensive income of $126 thousand in the first quarter of fiscal 2001. The adoption will also impact associated assets and liabilities. Certain of the Company's derivative instruments will not be designated as hedges for accounting purposes. Management believes that the changes in fair value of these instruments will not significantly impact the results of operations or financial position of the Company.

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, in December, 1999, and is effective for the Company beginning in the first quarter of fiscal 2001. The SAB (as amended) summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that its revenue recognition policies are in substantial conformity with the SAB and the effect of implementation will not be material.

NOTE 2. INVENTORIES

     Before deduction of LIFO reserves of $8,218,000 and $2,993,000 at August 31, 2000 and 1999, respectively, inventories valued under the first-in, first-out method approximated replacement cost.

     At August 31, 2000 and 1999, 71% and 72%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to international business.

NOTE 3. CREDIT ARRANGEMENTS

     The Company is active in the commercial paper market with a program that permits borrowings up to $200 million. It is the Company's policy to maintain formal bank credit lines equal to 100% of the amount of all commercial paper outstanding.

     On August 15, 1996, the Company arranged a five-year, $40 million unsecured revolving credit loan facility with a group of four banks. On October 29, 1998, an additional five-year, $60 million facility was finalized with three banks. On July 14, 2000, the Company arranged an additional 364 day, $100 million unsecured revolving credit loan facility with a group of four banks. The agreements provide for borrowing in United States dollars indexed to the reference rate or to the offshore dollar interbank market rate. Commitment fees of 0.1125%, 0.1800% and 0.1000% per annum are payable on the 1996, 1998 and 2000 credit lines, respectively. No compensating balances are required.

     The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at bankers' acceptance rates or on a cost of funds basis. No compensating balances or commitment fees are required under these credit facilities.

     The Company filed a shelf registration for $200 million of long- and medium-term notes, of which $100 million of investment grade, unsecured notes were sold in February 1999 with a coupon rate of 6.75%, and an effective rate of 6.76% due in February 2009. The proceeds from the notes were used to retire short-term borrowings. The remaining $100 million securities included in the shelf registration can be issued until February 2001.

     Long-term debt and amounts due within one year as of August 31, are as follows:

(in thousands)                      2000        1999
--------------                   ---------   ---------
6.75% notes due 2009             $ 100,000   $ 100,000
7.20% notes due 2005               100,000     100,000
6.80% notes due 2007                50,000      50,000
8.49% notes due 2001                14,285      21,428
8.75% notes due 1999                    --       2,141
Other                                6,427       1,894
                                 ---------   ---------
                                   270,712     275,463
Less current maturities              8,828       9,873
                                 ---------   ---------
                                 $ 261,884   $ 265,590
                                 =========   =========

     All interest on these notes is payable semiannually. The 6.75% notes are due in February 2009; the 7.20% notes are due in July 2005; the 6.80% notes in August 2007. The 8.49% notes provide for annual principal repayments that began in December 1995.

     Certain of the note agreements include various covenants. The most restrictive of these requires maintenance of consolidated net current assets of $75 million and net worth (as defined) of $150 million. At August 31, 2000, approximately $221 million of retained earnings was available for cash dividends under these covenants.

     The aggregate amounts of all long-term debt maturities for the five years following August 31, 2000 are (in thousands): 2001 -- $8,828; 2002 -- $9,028;
2003 -- $882; 2004 -- $879; 2005 and thereafter -- $251,095.

     Interest expense is comprised of the following:

                             Year ended August 31,
                       --------------------------------
(in thousands)           2000        1999        1998
--------------         --------    --------    --------
Long-term debt         $ 18,419    $ 12,013    $ 11,568
Commercial paper          4,816       2,257       1,547
Notes payable             4,084       5,380       4,940
                       --------    --------    --------
                       $ 27,319    $ 19,650    $ 18,055

     Interest of $808,000, $4,547,000, and $2,290,000 was capitalized in the cost of property, plant and equipment constructed in 2000, 1999, and 1998, respectively. Interest of $27,536,000, $24,334,000, and $20,691,000 was paid in
2000, 1999, and 1998, respectively.

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

    o Accounts receivable/payable

    o Commercial paper

    o Notes payable

     The Company's long-term debt is both publicly and privately held. Fair value was determined for private debt by discounting future cash flows at current market yields and for public debt at indicated market values.

(in thousands)             2000         1999
--------------           --------     --------
Long-Term Debt:
  Carrying amount        $270,712     $275,463
  Estimated fair value   $248,208     $264,715
                         ========     ========

     In 1998, the Company entered into an interest rate swap (variable to fixed) effective as a hedge for certain debt outstanding of its Australian subsidiary. The instrument's notional amount is seven million Australian dollars and terminates June 2, 2003. The variable rate at year end was 6.59% and the fixed rate 5.5%. At August 31, 2000, it had a fair value of $128,000.

     The Company does not have significant risk from off-balance-sheet financial instruments. It enters into foreign exchange and commodity contracts to mitigate risk when trade commitments or anticipated commitments are denominated in currencies other than the functional currency. Effects of changes in currency rates are therefore minimized. The notional amount of foreign currency exchange contracts outstanding at year end was $46,146,000. The fair value of these contracts effective as hedges if settled at August 31, 2000, would result in a gain of $1,419,000. The Company does not hold financial instruments for trading purposes.

     Pricing of certain sales and purchase commitments is fixed to forward metal commodity exchange quotes. The Company enters into metal commodity contracts (predominantly copper) to mitigate the risk of unanticipated declines in gross margins on these commitments due to the volatility of the metal commodity indices. The derivative instruments are generally closed when the underlying sales and purchase commitments are priced, and gain or loss is recognized when the sale or purchase is recorded. The notional amount of forward commodity contracts outstanding at year-end was $15,625,000. The fair value of these contracts effective as hedges if settled at August 31, 2000 would result in a gain of $134,000.

     The Company maintains both corporate and divisional credit departments. Limits are set for customers and countries. Credit insurance is used for a number of the Company's divisions. Letters of credit issued or confirmed through sound financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required.

     In the normal course of its marketing activities, the Company transacts business with substantially all sectors of the metals industry. Customers are internationally dispersed, cover the spectrum "of manufacturing and distribution, deal with various types and grades of metal, and have a variety of end markets in which they sell. The Company's historical experience in collection of accounts receivable falls within the recorded allowances. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable.

NOTE 5. INCOME TAXES

The provisions for income taxes include the following:

                       Year ended August 31,
                    ---------------------------
(in thousands)       2000      1999      1998
--------------      -------   -------   -------
Current:
  United States     $15,661   $22,443   $21,651
  Foreign               573       672       782
  State and local     2,637     2,689     2,558
                    -------   -------   -------
                     18,871    25,804    24,991
Deferred              8,129     2,106       364
                    -------   -------   -------
                    $27,000   $27,910   $25,355
                    =======   =======   =======

     Taxes of $26,363,000, $32,515,000 and $21,444,000 were paid in 2000, 1999 and 1998, respectively.

     Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The sources and deferred tax liabilities (assets) associated with these differences are:

                                         August 31,
                                    --------------------
(in thousands)                        2000        1999
--------------                      --------    --------
Tax on difference between tax
  and book depreciation             $ 30,665    $ 23,388
U.S. taxes provided on foreign
  income and foreign taxes            11,542      11,497
Net operating losses (less allow-
  ances of $1,200 and $660)           (1,090)     (2,671)
Alternative minimum tax credit        (1,713)     (1,713)
Other accruals                        (2,559)     (2,878)
Other                                 (5,714)     (4,360)
                                    --------    --------
Total                               $ 31,131    $ 23,263
                                    ========    ========

     The Company uses substantially the same depreciable lives for tax and book purposes. Changes in deferred taxes relating to depreciation are mainly attributable to differences in the basis of underlying assets recorded under the purchase method of accounting. As noted above, the Company provides United States taxes on unremitted foreign earnings. Net operating losses consist of $63 million of state net operating losses that expire during the tax years ending from 2006 to 2020. These assets will be reduced as tax expense is recognized in future periods. The $1.7 million alternative minimum tax credit is available indefinitely.

     The Company's effective tax rates were 36.9% for 2000, and 37.2% for both 1999 and 1998. Reconciliations of the United States statutory rates to the effective rates are as follows:

                            Year ended August 31,
                         --------------------------
                         2000       1999      1998
                         -----      -----     -----
Statutory rate           35.0%      35.0%     35.0%
State and local taxes     2.3        2.3       2.6
Other                     (.4)       (.1)      (.4)
                         ----       ----      ----
Effective tax rate       36.9%      37.2%     37.2%
                         ====       ====      ====

NOTE 6. CAPITAL STOCK

STOCK PURCHASE PLAN Substantially all employees may participate in the Company's employee stock purchase plan. The Directors have authorized the annual purchase of up to 200 shares per employee at a discount of 25% from the stock's price. Annual activity of the stock purchase plan was as follows:

                      2000       1999       1998
                    --------   --------   --------
Shares subscribed    165,000    187,460    161,130
  Price per share   $  23.49   $  19.50   $  24.59
Shares purchased     136,990     39,810    138,640
  Price per share   $  19.50   $  24.59   $  23.80
Shares available     337,891

     The Company recognized compensation expense for this plan of $890,000, $326,000 and $1,053,000 in 2000, 1999 and 1998, respectively.

STOCK OPTION PLANS The 1986 Stock Incentive Plan (1986 Plan) terminated November 23, 1996, except as to awards outstanding. Under the 1986 Plan, stock options were awarded to full-time salaried employees. The option price was the fair market value of the Company's stock at the date of grant, and the options are exercisable two years from date of grant. The outstanding awards under this Plan are 100% vested and expire through 2006.

     The 1996 Long-Term Incentive Plan (1996 Plan) was approved in December 1996. Under the 1996 Plan, stock options, stock appreciation rights, and restricted stock may be awarded to employees. The option price for both the stock options and the stock rights will not be less than the fair market value of the Company's stock at the date of grant. The outstanding awards under the 1996 Plan vest 50% after one year and 50% after two years from date of grant and will expire seven years after grant. In 1999, the shareholders of the Company authorized an amendment to the 1996 Plan resulting in additional authorized shares of 743,994 in 1999 and 26,063 in 2000.

     In January 2000, the Company's stockholders approved the 1999 Non-Employee Director Stock Option Plan and authorized 200,000 shares to be made available for grant. Under this Plan, each outside director of the Company will receive annually an option to purchase 1,500 shares of the Company's stock. In addition, any outside director may elect to receive all or part of fees otherwise payable in the form of a stock option. The price of these options is the fair market value of the Company's stock at the date of the grant. The options granted automatically vest 50% after one year and 50% after two years from the grant date. Options granted in lieu of fees are immediately vested. All options expire seven years from the date of grant.

     Combined share information for the three plans is as follows:

                                      Weighted
                                       Average      Price
                                      Exercise      Range
                           Number       Price     Per Share
                         ----------   --------   -----------
September 1, 1997
  Outstanding            1,919,308     $23.99    $8.72-28.00
  Exercisable            1,108,337      21.32     8.72-27.61
  Granted                  364,841      29.81          29.81
  Exercised               (229,277)     19.05     8.72-28.00
  Forfeited                 (9,859)     27.35     8.72-29.81
                         ---------
August 31, 1998
  Outstanding            2,045,013     $25.56   $12.61-29.81
  Exercisable            1,454,626      24.14    12.61-28.00
  Granted                    7,000      24.01    21.94-26.69
  Exercised               (118,587)     18.44    12.61-29.81
  Forfeited                (22,665)     28.59    13.64-29.81
  Increased Authorized     743,994
                         ---------
August 31, 1999
  Outstanding            1,910,761     $25.96   $12.61-29.81
  Exercisable            1,712,318      25.56    12.61-29.81
  Granted                  386,900      30.90    30.88-31.94
  Exercised               (100,866)     22.98    12.61-29.81
  Forfeited                (21,365)     29.69    24.50-30.88
  Increased Authorized     226,063
                         ---------
August 31, 2000
  Outstanding            2,175,430     $26.94   $12.61-31.94
  Exercisable            1,779,655      26.11    12.61-30.88
  Authorized
   Shares Remaining        619,386
                         =========

Share information for options at August 31, 2000:

             Outstanding                          Exercisable
--------------------------------------  -------------------------------
                            Weighted
                             Average    Weighted               Weighted
  Range of                  Remaining    Average                Average
  Exercise       Number    Contractual  Exercise    Number     Exercise
    Price     Outstanding   Life (Yrs)   Price    Outstanding   Price
--------------------------------------  -------------------------------
$12.61-18.42     150,697       1.5       $17.54      150,697    $17.54
 20.20-24.50     382,337       3.5        22.54      380,363     22.54
 26.25-29.81   1,265,021       4.5        28.21    1,248,495     28.22
 30.88-31.94     377,375       6.1        30.91          100     30.88
               ---------                           ---------
$12.61-31.94   2,175,430       4.4       $26.94    1,779,655    $26.11

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

     The Black-Scholes option pricing model used requires the following assumptions:

                             2000        1999        1998
                          ----------  ----------  ----------
Risk-free interest rate   6.34%       4.80%       5.44%
Expected life             4.06 years  4.15 years  4.60 years
Expected volatility       .248        .214        .170
Expected dividend yield    1.9%        1.7%        1.8%

     Management believes that the results have limited relevance as characteristics of the Company's options such as nontransferability, forfeiture provisions, and long lives are inconsistent with the option model's basic purpose of valuing traded options. For purposes of pro forma earnings disclosures, the assumed compensation expense is amortized over the option's vesting period. The 2000 pro forma information includes options granted in preceding years.

                                   2000       1999       1998
                                 -------    -------    -------
Net earnings (in thousands)
  As reported                    $46,255    $47,120    $42,714
  Pro forma                       44,762     45,598     41,120
Net earnings per diluted share
  As reported                    $  3.25    $  3.22    $  2.82
  Pro forma                         3.14       3.12       2.72

     The weighted-average fair value of options granted in 2000, 1999 and 1998 was $7.77, $5.07 and $6.06, respectively.

PREFERRED STOCK Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

STOCKHOLDER RIGHTS PLAN On July 28, 1999, the Company's Board of Directors adopted a stockholder rights plan pursuant to which stockholders were granted preferred stock rights (Rights) to purchase one one-thousandth of a share of the Company's Series A Preferred Stock for each share of common stock held. In connection with the adoption of such plan, the Company designated and reserved 100,000 shares of preferred stock as Series A Preferred Stock and declared a dividend of one Right on each outstanding share of the Company's common stock. Rights were distributed to stockholders of record as of August 9, 1999.

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

NOTE 7. EMPLOYEES' RETIREMENT PLANS

     Substantially all employees of the Company and its subsidiaries are covered by defined contribution profit sharing and savings plans. Company contributions, which are discretionary, to all plans were $18,108,000, $15,933,000, and $19,448,000, for 2000, 1999 and 1998, respectively.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

     Minimum rental commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 2000, are as follows for the fiscal periods specified:

                                            Real
(in thousands)                  Equipment  Estate
--------------                  --------- -------
2001                             $ 5,736  $ 5,236
2002                               3,786    4,101
2003                               2,534    3,522
2004                               1,192    1,706
2005 and thereafter                  517    1,635
                                 -------  -------
                                 $13,765  $16,200
                                 =======  =======

     Total rental expense was $10,664,000, $9,100,000 and $9,634,000 in 2000,
1999 and 1998, respectively.

CONSTRUCTION CONTRACT DISPUTES A subsidiary of the Company entered into a fixed price contract with the design/builder general contractor (D/B) to furnish, erect and install structural steel, hollow core pre-cast concrete planks, fireproofing, and certain concrete slabs along with related design and engineering work for the construction of a large hotel and casino complex (Project). In connection with the contract, the D/B secured insurance under a subcontractor/vendor default protection policy (Policy) which named the Company as an insured in lieu of performance and payment bonds. A large subcontractor to the Company defaulted, and the Company incurred unanticipated costs to complete the work. The Company has made a claim under the Policy for all losses, costs, and expenses incurred by the Company arising from or related to the default, of which $6.6 million was recorded in other assets at August 31, 2000. Although the insurance company paid or escrowed partial payment of certain claims resulting from the default, it is now contesting the nature and extent of the Policy's coverage and may take the position that the Policy is void due to misrepresentations and omissions by the D/B and the insurance broker. The Company filed suit against the insurance company and broker in March 2000. Management intends to vigorously pursue recovery of all damages incurred by the Company resulting from the default as well as damages arising from the insurance company's breaches of duties owed to the

Company under the Policy. The Project is complete and no material additional construction costs are anticipated.

     Disputes between the Company and the D/B have been submitted to binding arbitration. In August 2000, the Company filed a claim for $27.4 million against the D/B. The claim seeks recovery of damages to the extent coverage is denied under the Policy discussed above, unpaid contract receivables, amounts for delay claims and change orders all of which have not been paid by the D/B. At August 31, 2000 and 1999, the Company maintained contract receivables of $7.2 million and $6.4 million, respectively, from the D/B. Such amounts are included within other assets on the accompanying balance sheets. The D/B has not disputed certain amounts owed under the contract, but contends that other deductive items, disputed by the Company, reduce the contract balance by approximately $6.3 million which together with other D/B claims (discussed below) exceed the unpaid contract balance. The Company disputes the deductive items in the D/B's claim and intends to vigorously pursue recovery of the contract balance in addition to all amounts, if any, not recovered under the Policy as a result of misrepresentations or omissions of the D/B.

     The owner of the Project and the D/B have filed joint claims in the arbitration proceeding against the Company, primarily for alleged delay damages, in the amount of $127 million which includes alleged delay damages in construction of a retail area adjacent to the Project. Management believes the claims are generally unsubstantiated, and the Company has valid legal defenses against such claims and intends to vigorously defend these claims. Management is unable to determine a range of potential loss related to such claims, and therefore no losses have been accrued; however, it believes the ultimate resolution will not have a material effect on the Company's consolidated financial statements. Due to the uncertainties inherent in the estimating process, it is at least reasonably possible that a change in the Company's estimate of its collection of accounts receivable and possible liability could occur in the near term.

     The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the results of operations or the financial position of the Company.

ENVIRONMENTAL AND OTHER MATTERS In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provision has been made in the financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular quarter.

     The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at fourteen sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is "contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

     Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with the above-referenced matters, it makes accruals as warranted. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Accordingly, it is not possible to estimate a meaningful range of possible exposure. It is the opinion of the Company's management that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the results of operations or the financial position of the Company.

NOTE 10. EARNINGS PER SHARE

     In calculating earnings per share, there were no adjustments to net earnings to arrive at income for any years presented. The stock options granted May 12, 1997, June 11, 1998, October 22, 1999 and January 27, 2000, with total outstanding share commitments of 1,062,178 at year end, are antidilutive.

                                              August 31,
                                --------------------------------------
                                   2000          1999          1998
                                ----------    ----------    ----------
Shares outstanding
   for basic
   earnings per share           14,018,026    14,510,882    14,829,515
Effect of dilutive securities:
   Stock options/
   purchase plans                  232,059       115,658       291,271
                                ----------    ----------    ----------
Shares outstanding for
   dilutive earnings
   per share                    14,250,085    14,626,540    15,120,786

NOTE 11. OTHER PAYABLES AND ACCRUED EXPENSES

                                        August 31,
                                   --------------------
(in thousands)                       2000        1999
--------------                     --------    --------
Salaries, wages and commissions    $ 42,281    $ 33,609
Employees' retirement plans          18,741      15,327
Freight                              10,726      10,280
Insurance                             9,778      10,755
Taxes other than income taxes         9,413       7,704
Litigation accrual                    7,650       7,650
Accrual for contract losses           5,327       7,132
Advance billings on contracts         4,548      15,130
Environmental                         3,088       3,338
Interest                              2,830       3,412
Other accrued expenses               28,298      25,640
                                   --------    --------
                                   $142,680    $139,977
                                   ========    ========

NOTE 12. BUSINESS SEGMENTS

     The Company's reportable segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.

     The Company has three reportable segments consisting of manufacturing, recycling, and marketing and trading. Manufacturing consists of the CMC steel group's minimills, steel and joist fabrication operations, fence post manufacturing plants, heat treating, railcar rebuilding and concrete-related products, as well as Howell Metal Company's copper tube manufacturing facility. The manufacturing segment's business operates primarily in the southern and western United States. recycling consists of the secondary metals processing division's scrap processing and sales operations primarily in Texas, Florida and the southern United States. Marketing and trading includes both domestic and international operations for the sales and distribution of both ferrous and nonferrous metals and other industrial products. The segment's activities consist only of physical transactions and not speculation.

     The Company uses operating profit, profit before tax and return on net assets to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The following presents information regarding the Company's domestic operations and operations outside of the United States:

                         External Net Sales for the
                            Year ended August 31,
                    ------------------------------------
(in thousands)         2000         1999         1998
--------------      ----------   ----------   ----------
United States       $1,782,189   $1,491,371   $1,615,893
Non United States      879,231      760,071      751,676
                    ----------   ----------   ----------
Total               $2,661,420   $2,251,442   $2,367,569
                    ==========   ==========   ==========

                             Long-Lived Assets
                              as of August 31,
                     ---------------------------------
(in thousands)         2000         1999        1998
--------------       --------     --------    --------
United States        $447,580     $426,476    $322,620
Non United States      10,264        6,765       6,497
                     --------     --------    --------
Total                $457,844     $433,241    $329,117
                     ========     ========    ========

     Summarized data for the Company's international operations located outside of the United States (principally in Europe, Australia and the Far East) are as follows:

                                        Year ended August 31,
                                   ------------------------------
(in thousands)                       2000       1999       1998
--------------                     --------   --------   --------
Net sales-unaffiliated customers   $343,805   $306,279   $330,772
                                   ========   ========   ========
Operating profit                   $  5,627   $  5,521   $  4,491
                                   ========   ========   ========
Total assets                       $ 68,178   $101,434   $107,422
                                   ========   ========   ========

     The following is a summary of certain financial information by reportable segment:

                                                                                         Adjustments
                                                                  Marketing                  and
2000 (dollars in thousands)          Manufacturing   Recycling   and Trading  Corporate  Eliminations  Consolidated
---------------------------          -------------   ---------   -----------  ---------  ------------  ------------
Net sales-unaffiliated
  customers                            $1,348,994    $ 432,115    $ 881,238   $   (927)    $     --    $ 2,661,420

Intersegment sales                          7,732       30,496       22,055         --      (60,283)            --
                                       ----------    ---------    ---------   --------     --------    -----------
  Net sales                             1,356,726      462,611      903,293       (927)     (60,283)     2,661,420
                                       ==========    =========    =========   ========     ========    ===========
Operating profit                           74,731        5,841       19,244        758           --        100,574
                                       ==========    =========    =========   ========     ========    ===========
Profit (loss) before income taxes          74,525        5,806       17,017    (24,093)          --         73,255
                                       ==========    =========    =========   ========     ========    ===========
Interest expense                           11,007        2,811        1,741     12,568         (808)        27,319
                                       ==========    =========    =========   ========     ========    ===========
Capital expenditures                       61,538        6,220        1,260        609           --         69,627
                                       ==========    =========    =========   ========     ========    ===========
Depreciation and amortization              52,688       12,152        1,061        682           --         66,583
                                       ==========    =========    =========   ========     ========    ===========
Total assets                           $  772,306    $ 115,532    $ 242,568   $ 42,456     $     --    $ 1,172,862
                                       ==========    =========    =========   ========     ========    ===========
Operating profit return on net assets        13.1%        6.2%         14.9%        --           --           12.7%
                                       ==========    =========    =========   ========     ========    ===========

1999 (dollars in thousands)
---------------------------
Net sales-unaffiliated
  customers                            $1,202,057    $ 283,635    $ 765,673   $     77     $     --    $ 2,251,442

Intersegment sales                          3,948       18,300       35,941         --      (58,189)            --
                                       ----------    ---------    ---------   --------     --------    -----------
  Net sales                             1,206,005      301,935      801,614         77      (58,189)     2,251,442
                                       ==========    =========    =========   ========     ========    ===========
Operating profit (loss)                    83,796       (5,024)      22,606     (6,698)          --         94,680
                                       ==========    =========    =========   ========     ========    ===========
Profit (loss) before income taxes          83,710       (5,074)      19,956    (23,562)          --         75,030
                                       ==========    =========    =========   ========     ========    ===========
Interest expense                            4,068        2,373        2,115     15,641       (4,547)        19,650
                                       ==========    =========    =========   ========     ========    ===========
Capital expenditures                      130,098        6,468        1,291      3,895           --        141,752
                                       ==========    =========    =========   ========     ========    ===========
Depreciation and amortization              38,841       11,767        1,050        396           --         52,054
                                       ==========    =========    =========   ========     ========    ===========
Total assets                           $  683,910    $ 114,807    $ 242,547   $ 38,073     $     --    $ 1,079,337
                                       ==========    =========    =========   ========     ========    ===========
Operating profit return on net assets        16.7%          --         17.2%        --           --           14.1%
                                       ==========    =========    =========   ========     ========    ===========

1998 (dollars in thousands)
---------------------------
Net sales-unaffiliated
  customers                            $1,229,016    $ 386,002    $ 752,501   $     50     $     --    $ 2,367,569

Intersegment sales                          4,925       28,884       35,991         --      (69,800)            --
                                       ----------    ---------    ---------   --------     --------    -----------
  Net sales                             1,233,941      414,886      788,492         50      (69,800)     2,367,569
                                       ==========    =========    =========   ========     ========    ===========
Operating profit (loss)                    74,766       (1,354)      20,582     (7,870)          --         86,124
                                       ==========    =========    =========   ========     ========    ===========
Profit (loss) before income taxes          74,753       (1,358)      17,660    (22,986)          --         68,069
                                       ==========    =========    =========   ========     ========    ===========
Interest expense                            5,375        1,614        1,688     11,668       (2,290)        18,055
                                       ==========    =========    =========   ========     ========    ===========
Capital expenditures                       90,036       27,391        1,360      1,128           --        119,915
                                       ==========    =========    =========   ========     ========    ===========
Depreciation and amortization              35,364       10,925          939        232           --         47,460
                                       ==========    =========    =========   ========     ========    ===========
Total assets                           $  622,694    $ 118,905    $ 236,968   $ 24,050     $     --    $ 1,002,617
                                       ==========    =========    =========   ========     ========    ===========
Operating profit return on net assets        17.6%          --         18.0%        --           --           15.1%
                                       ==========    =========    =========   ========     ========    ===========

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 2000, 1999 and 1998 are as follows (in thousands except per share data):

                      Three Months Ended 2000
              ---------------------------------------
               Nov. 30    Feb. 29   May 31    Aug. 31
              --------   --------  --------  --------
Net sales     $612,427   $637,624  $701,209  $710,160
Gross profit    77,434     79,132    87,076    83,848
Net earnings    10,233     10,358    12,961    12,703
Basic EPS          .71        .72       .93       .95
Diluted EPS        .70        .70       .92       .94

                      Three Months Ended 1999
              ---------------------------------------
               Nov. 30    Feb. 29   May 31    Aug. 31
              --------   --------  --------  --------
Net sales    $548,831  $ 550,065  $583,171  $569,375
Gross profit   73,775     69,799    76,848    82,424
Net earnings   11,011      8,386    11,002    16,721
Basic EPS         .76        .57       .76      1.16
Diluted EPS       .75        .57       .76      1.15

                      Three Months Ended 1998
              ---------------------------------------
               Nov. 30    Feb. 29   May 31    Aug. 31
              --------   --------  --------  --------
Net sales     $550,501  $ 568,178  $606,099  $642,791
Gross profit    63,801     66,284    73,836    80,375
Net earnings     8,053      8,348    11,391    14,922
Basic EPS          .55        .57       .77      1.01
Diluted EPS        .54        .56       .75      1.00

     The quantities and costs used in calculating cost of goods sold on a quarterly basis include estimates of the annual LIFO effect. The actual effect cannot be known until the year end physical inventory is completed and quantity and price indices are developed. The quarterly cost of goods sold above includes such estimates. Fourth quarter 2000 net earnings decreased $1,203,000 after the final determination of inventory quantities and prices was made.

     In recording accruals for workers' compensation expense, management relies on prior year experience in making estimates. The actual amounts were not known until year end reports were received from the third party administrator. Actual results at the end of fiscal year 2000 indicated a decline in the number of claims from the prior year resulting in a $2.6 million reduction in the accrual during the fourth quarter of 2000.

     During 2000, the Company's Board of Directors authorized the purchase of up to 1,500,000 shares of the Company's common stock, 500,000 of which was authorized in the fourth quarter. As of August 31, 2000, 305,281 shares remained authorized for repurchase.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Commercial Metals Company
Dallas, Texas


     We have audited the consolidated balance sheets of Commercial Metals Company and subsidiaries at August 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
October 13, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reportable event took place.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Some of the information required in response to this item with regard to directors is incorporated by reference into this annual report from Commercial Metals' definitive proxy statement for the annual meeting of shareholders to be held January 25, 2001, which will be filed no later than 120 days after the close of Commercial Metals' fiscal year. The following is a listing of employees believed to be considered "Executive Officers" of Commercial Metals as of August 31, 2000, as defined under Rule 3b-7:


NAME                                CURRENT TITLE & POSITION                    AGE               OFFICER SINCE
----                                ------------------------                    ---               -------------
Louis A. Federle                   Treasurer                                    51                1979

Hugh M. Ghormley                   Vice President and                           71                1981
                                   CMC Steel Group - President
                                   Fabrication Plants

Harry J. Heinkele                  Vice President and Secondary Metals          68                1981
                                   Processing Division - President

A. Leo Howell                      Vice President and                           79                1977
                                   Howell Metal Company - President;
                                   Director and Chairman of the
                                   Executive Committee

William B. Larson                  Vice President and                           47                1995
                                   Chief Financial Officer

Murray R. McClean                  Vice President and Marketing and             52                1995
                                   Trading Segment - President

Malinda G. Passmore                Controller                                   41                1999

Stanley A. Rabin                   Chairman of the Board,                       62                1974
                                   President and Chief Executive
                                   Officer; Director


Marvin Selig                       CMC Steel Group - Chairman                           77                1968
                                   and Chief Executive Officer; Director


Clyde P. Selig                     Vice President and                                   68                1981
                                   CMC Steel Group - President
                                   and Chief Operating Officer


David M. Sudbury                   Vice President, Secretary and                        55                1976
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

ITEM 11. EXECUTIVE COMPENSATION

         Information required in response to this Item is incorporated by reference into this annual report from Commercial Metals' definitive proxy statement for the annual meeting of shareholders to be held January 25, 2001, which will be filed no later than 120 days after the close of Commercial Metals' fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this item is incorporated by reference from Commercial Metals' definitive proxy statement for the annual meeting of shareholders to be held January 25, 2001, which will be filed no later than 120 days after the close of Commercial Metals' fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the extent applicable, information required in response to this item is incorporated by reference into this annual report from Commercial Metals' definitive proxy statement for the annual meeting of shareholders to be held January 25, 2001, which will be filed no later than 120 days after the close of Commercial Metals' fiscal year.

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

         (10)(iii) Material Contracts - Employment Agreement of
                Murray R. McClean as amended..............................E1-E17

         (21)   Subsidiaries of Registrant..................................E-18

         (23) Independent Auditors' consent to incorporation by reference of report dated October 13, 2000, accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2000, into previously filed Registration Statements No. 033-61073, No. 033-61075, 333-27967 and 333-42648 on Form S-8 and Registration Statements No. 33-60809 and 333-61379
                on Form S-3................................................E-19

         (27)   Financial Data Schedule

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

                                             Date: November 20, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:





--------------------------------------
Albert A. Eisenstat, November 20, 2000
Director

/s/ Moses Feldman
--------------------------------------
Moses Feldman, November 20, 2000
Director

/s/ A. Leo Howell
--------------------------------------
A. Leo Howell, November 20, 2000
Vice President and Director

/s/ Ralph E. Loewenberg
--------------------------------------
Ralph E. Loewenberg, November 20, 2000
Director

/s/ Anthony A. Massaro
--------------------------------------
Anthony A. Massaro, November 20, 2000
Director

/s/ Dorothy G. Owen
--------------------------------------
Dorothy G. Owen, November 20, 2000
Director

/s/ Stanley A. Rabin
--------------------------------------
Stanley A. Rabin, November 20, 2000
Chairman of the Board, President,
And Chief Executive Officer

/s/ Marvin Selig
--------------------------------------
Marvin Selig, November 20, 2000
Chairman and Chief Executive Officer
CMC Steel Group and Director

/s/ Robert R. Womack
--------------------------------------
Robert R. Womack, November 20, 2000
Director

/s/ William B. Larson
--------------------------------------
William B. Larson, November 20, 2000
Vice President and
Chief Financial Officer


/s/ Malinda G. Passmore
--------------------------------------
Malinda G. Passmore, November 20, 2000
Controller

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders of
Commercial Metals Company
Dallas, Texas

We have audited the consolidated financial statements of Commercial Metals Company and subsidiaries as of August 31, 2000 and 1999, and for each of the three years in the period ended August 31, 2000, and have issued our report thereon dated October 13, 2000; such financial statements and report are included in Item 8 herein. Our audits also included the consolidated financial statement schedule of Commercial Metals Company listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
October 13, 2000

                                  SCHEDULE VIII


                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

                                 (In thousands)


Allowance for collection
losses deducted from notes
and accounts receivable:

                               Charged to      Charged      Deductions
                 Balance,      profit and      to other        from         Balance
                 beginning      loss or        accounts      reserves         end
     Year         of year        income          (A)           (B)          of year
     ----        ---------     ----------      --------     ----------      -------
     1998          6,116          2,898           261          1,155         8,120

     1999          8,120          1,877           332          2,615         7,714

     2000          7,714            948           567          1,361         7,868

(A) Recoveries of accounts written off.

(B) Write-off of uncollectible accounts.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
------   -----------
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

         (10)(iii)  Material Contracts - Employment Agreement of
                    Murray R. McClean as amended..............................E1-E17

         (21)       Subsidiaries of Registrant..................................E-18

         (23)   Independent Auditors' consent to incorporation by reference of report dated October 13, 2000, accompanying the consolidated financial statements of Commercial Metals Company and
                subsidiaries for the year ended August 31, 2000, into previously filed Registration Statements No. 033-61073, No. 033-61075,
                333-27967 and 333-42648 on Form S-8 and Registration Statements
                No. 33-60809 and 333-61379
                on Form S-3................................................E-19

         (27)   Financial Data Schedule