Form 10-Q
period 2000-11-30
COMMERCIAL METALS CO
filed 2001-01-12
CIK 22444

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For quarter ended November 30, 2000
Commission File Number 1-4304

                            COMMERCIAL METALS COMPANY
             ------------------------------------------------------
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


                                 (214) 689-4300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of November 30, 2000 there were 12,953,472 shares of the Company's common stock issued and outstanding excluding 3,179,111 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES


                                      INDEX

                                                                                Page No.
                                                                                --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
    Consolidated Balance Sheets -
       November 30, 2000 and August 31, 2000                                     2 - 3

    Consolidated Statements of Operations
       Three months ended November 30, 2000 and
        November 30, 1999                                                            4

    Consolidated Statements of Cash Flows -
       Three months ended November 30, 2000 and
        November 30, 1999                                                            5

    Consolidated Statement of Stockholders' Equity-
       Three months ended November 30, 2000                                          6

    Notes to Consolidated Financial Statements                                   7 - 9


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          10 - 17

Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                                             17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                          18

Item 6.  Exhibits and Reports on Form 8-K                                           19

SIGNATURES

PART I   FINANCIAL INFORMATION


         ITEM 1.  FINANCIAL STATEMENTS

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                        (In thousands except share data)

                                                       November 30,       August 31,
                                                           2000              2000
                                                       ------------      ------------

CURRENT ASSETS:
  Cash                                                 $     23,623      $     20,067
  Accounts receivable (less allowance for
     collection losses of $6,710 and $7,868)                335,571           357,719
  Inventories                                               293,036           277,455
  Other                                                      63,096            59,777
                                                       ------------      ------------
          TOTAL CURRENT ASSETS                              715,326           715,018


PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                       28,215            27,984
  Buildings                                                  97,511            97,566
  Equipment                                                 677,263           676,369
  Leasehold improvements                                     31,418            31,507
  Construction in process                                    34,819            22,702
                                                       ------------      ------------
                                                            869,226           856,128
  Less accumulated depreciation
       and amortization                                    (462,155)         (448,616)
                                                       ------------      ------------
                                                            407,071           407,512


OTHER ASSETS                                                 50,747            50,332


                                                       ------------      ------------
                                                       $  1,173,144      $  1,172,862
                                                       ============      ============


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands except share data)

                                                       November 30,       August 31,
                                                           2000              2000
                                                       ------------      ------------

CURRENT LIABILITIES:
  Commercial paper                                     $    141,000      $     79,000
  Notes payable                                              17,210            13,466
  Accounts payable                                          157,721           194,538
  Accrued expenses and other payables                       122,992           142,680
  Income taxes payable                                        1,032               678
  Current maturities of long-term debt                        8,347             8,828
                                                       ------------      ------------
       TOTAL CURRENT LIABILITIES                            448,302           439,190

DEFERRED INCOME TAXES                                        31,131            31,131

OTHER LONG-TERM LIABILITIES                                  21,458            20,041

LONG-TERM DEBT                                              261,884           261,884

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
    Preferred stock                                              --                --
    Common stock, par value $5.00 per share;
      authorized 40,000,000 shares; issued
      16,132,583 shares; outstanding
      12,953,472 and 13,172,675 shares                       80,663            80,663

  Additional paid-in capital                                 13,731            14,231
  Accumulated other comprehensive loss                       (2,053)           (1,591)
  Retained earnings                                         403,180           407,128
                                                       ------------      ------------
                                                            495,521           500,431
  Less treasury stock,
  3,179,111 and 2,959,908 shares at cost                    (85,152)          (79,815)
                                                       ------------      ------------
                                                            410,369           420,616
                                                       ------------      ------------
                                                       $  1,173,144      $  1,172,862
                                                       ============      ============


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (In thousands except share data)

                                                   Three months ended
                                                      November 30,
                                             ------------------------------
                                                 2000              1999
                                             ------------      ------------

NET SALES                                    $    594,540      $    612,427

COSTS AND EXPENSES:
  Cost of goods sold                              523,696           534,993

  Selling, general and
   administrative expenses                         51,112            51,132

  Employees' retirement plans                       4,560             4,170

  Interest expense                                  7,664             5,824

  Litigation accrual                               10,683                --
                                             ------------      ------------
                                                  597,715           596,119
                                             ------------      ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                (3,175)           16,308

INCOME TAXES (BENEFIT)                               (942)            6,075
                                             ------------      ------------
NET EARNINGS (LOSS)                          $     (2,233)     $     10,233
                                             ============      ============

Basic earnings (loss) per share              $      (0.17)     $       0.71

Diluted earnings (loss) per share            $      (0.17)     $       0.70

Cash dividends per share                     $       0.13      $       0.13

Average basic shares outstanding               13,130,257        14,388,037

Average diluted shares outstanding             13,226,680        14,638,104

                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                             Three months ended
                                                                                November 30,
                                                                       ------------------------------
                                                                           2000              1999
                                                                       ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                               $     (2,233)     $     10,233
     Adjustments to earnings not requiring cash:
         Depreciation and amortization                                       17,052            16,345
         Provision for losses on receivables                                    290               134
         Net gain on sale of property                                          (628)             (394)

                                                                       ------------      ------------
     Cash flows from operations before changes in
       operating assets and liabilities                                      14,481            26,318

     Changes in operating assets and liabilities:

         Decrease (increase) in accounts receivable                          21,858           (27,779)
         Decrease (increase) in inventories                                 (15,581)            4,093
         Decrease (increase) in other assets                                 (5,838)           (4,092)
         Increase (decrease) in accounts payable,
            accrued expenses, other payables and income taxes               (56,151)          (26,673)
         Increase (decrease) in other long-term liabilities                   1,417

                                                                       ------------      ------------
Net Cash Flows used by Operating Activities                                 (39,814)          (28,133)

CASH FLOWS USED BY INVESTING ACTIVITIES:

     Purchase of property, plant and equipment                              (14,969)          (11,686)
     Sales of property, plant and equipment                                     628               394

                                                                       ------------      ------------
Net Cash Used by Investing Activities                                       (14,341)          (11,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Commercial paper - net change                                           62,000             5,000
     Notes payable - net change                                               3,744            13,071
     Payments on long-term debt                                                (481)           (2,556)
     Stock issued under stock option, purchase and bonus plans                  675             1,002
     Treasury stock acquired                                                 (6,512)           (2,291)
     Dividends paid                                                          (1,715)           (1,872)

                                                                       ------------      ------------
Net Cash Provided by Financing Activities                                    57,711            12,354

Increase (Decrease) in Cash and Cash Equivalents                              3,556           (27,071)

Cash and Cash Equivalents at Beginning of Year                               20,067            44,665

                                                                       ------------      ------------
Cash and Cash Equivalents at End of Period                             $     23,623      $     17,594
                                                                       ============      ============


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (In thousands except share data)


                                                                Common Stock               Accumulated
                                                       ------------------------------         Other             Add'l
                                                        Number of                         Comprehensive        Paid-In
                                                          Shares            Amount             Loss            Capital
                                                       ------------      ------------     -------------      ------------

Balance September 1, 2000                                16,132,583      $     80,663      $     (1,591)     $     14,231

Comprehensive loss:
   Net loss for three months
     ended November 30, 2000
   Other comprehensive income (loss)
        Unrealized gain on derivatives
           net of taxes of $45                                                                       83
        Foreign currency translation adjustment
          net of taxes of $293                                                                     (545)

   Comprehensive loss



   Cash dividends - $.13 a share

   Treasury stock acquired

   Stock issued under stock option,
     purchase and bonus plans                                                                                        (500)



                                                       ------------      ------------      ------------      ------------
Balance November 30, 2000                                16,132,583      $     80,663      $     (2,053)     $     13,731
                                                       ============      ============      ============      ============

                                                                                  Treasury Stock
                                                                         ------------------------------
                                                          Retained        Number of
                                                          Earnings          Shares            Amount            Total
                                                        ------------     ------------      ------------      ------------

Balance September 1, 2000                               $    407,128       (2,959,908)     $    (79,815)     $    420,616

Comprehensive loss:
   Net loss for three months
     ended November 30, 2000                                  (2,233)                                              (2,233)
   Other comprehensive income (loss)
        Unrealized gain on derivatives
          net of taxes of $45                                                                                          83
        Foreign currency translation adjustment
          net of taxes of $293                                                                                       (545)
                                                                                                             ------------
   Comprehensive loss                                                                                              (2,695)



   Cash dividends - $.13 a share                              (1,715)                                              (1,715)

   Treasury stock acquired                                                   (262,400)           (6,512)           (6,512)

   Stock issued under stock option,
     purchase and bonus plans                                                  43,197             1,175               675



                                                        ------------     ------------      ------------      ------------
Balance November 30, 2000                               $    403,180       (3,179,111)     $    (85,152)     $    410,369
                                                        ============     ============      ============      ============




                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - QUARTERLY FINANCIAL DATA:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and, in addition, the litigation accrual discussed in Note E) necessary to present fairly the financial position as of November 30, 2000, the results of operations and the cash flows for the three months then ended. The results of operations for the three month periods are not necessarily indicative of the results to be expected for a full year.

NOTE B - LONG-TERM DEBT AND EQUITY (in thousands):

                                                                            Total
                                         Long-Term        Current           Amount
                                           Debt          Maturities      Outstanding
                                       ------------     ------------     ------------
          6.75%  notes due 2009        $    100,000     $         --     $    100,000
          7.20%  notes due 2005             100,000               --          100,000
          6.80%  notes due 2007              50,000               --           50,000
          8.49%  notes due 2001               7,142            7,143           14,285
          Other                               4,742            1,204            5,946
                                       ------------     ------------     ------------
                                       $    261,884     $      8,347     $    270,231
                                       ============     ============     ============

         In November 2000, the Company's Board of Directors authorized the purchase of up to 500,000 additional shares of the Company's common stock. As of November 30, 2000, 542,881 shares remained authorized for repurchase.

NOTE C - EARNINGS (LOSS) PER SHARE:

         In calculating earnings (loss) per share, there were no adjustments to net earnings (loss) to arrive at income (loss) for the three months ended November 30, 2000 or 1999. The reconciliation of the denominators of the earnings (loss) per share calculations are as follows:

                                                                           Three months ended
                                                                               November 30,
                                                                      -----------------------------
                                                                          2000             1999
                                                                      ------------     ------------
Shares outstanding for basic earnings (loss) per share                  13,130,257       14,388,037
Effect of dilutive securities-stock options/purchase plans                  96,423          250,067
Shares outstanding for diluted earnings (loss) per share                13,226,680       14,638,104

         Stock options with total share commitments of 1,627,344 at November 30, 2000 were anti-dilutive based on the average share price for the quarter of $26.30 per share, and exercise prices of $26.69 - $31.94 per share. The options expire by 2007.

NOTE D - DERIVATIVES AND RISK MANAGEMENT

         Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedges (as amended). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - DERIVATIVES AND RISK MANAGEMENT (continued)

         The Company's product lines and its worldwide operations expose it to risks associated with fluctuations in foreign currency exchange, interest rates and commodity prices. As part of the Company's risk management program, it uses or has used financial instruments, including commodity futures or forwards, foreign currency exchange forward contracts and interest rate swaps. The Company enters into the foreign currency exchange forwards as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency to mitigate the effects of changes in currency rates. Pricing of certain sales and purchases commitments is fixed to forward metal commodity exchange quotes. The Company enters into metal commodity forward contracts for copper, aluminum and zinc to mitigate the risk of unanticipated declines in gross margins on these commitments due to the volatility of the metal commodity indexes. Substantially all of the Company's debt is denominated in U.S. dollars. However, at November 30, 2000, $7 million Australian dollars notional amount of debt was covered by an interest rate swap. None of the instruments used are entered into for trading purposes or speculation, and management believes all are economically effective as hedges of underlying physical transactions. Certain of the Company's derivative instruments which management believes are economic hedges and mitigate exposure to fluctuations in exchange and interest rates and commodity prices, have not been designated as hedges for accounting purposes. The changes in fair value of these instruments caused a $205 thousand decrease in cost of goods sold for the quarter ended November 30, 2000.

         The Company, and some of its subsidiaries, use foreign currency exchange forward contracts to hedge against currency exchange risk when its purchase or sales agreements are denominated in a currency other than their functional currency. The Company accounts for these instruments as fair value hedges when they are hedging qualifying firm commitments. The Company also has designated some of its foreign currency forward contracts as cash flow hedges of anticipated purchases and sales. Such financial instruments are marked-to-market with the offset to other comprehensive income and subsequently recognized as a component of cost of goods sold when the underlying purchase or sales transaction is recognized. None of the cash flow hedges were outstanding as of November 30, 2000. Due to the close match for foreign currency hedges, there was substantially no ineffectiveness in cost of goods sold or net loss for the quarter ended November 30, 2000.

ACCUMULATED DERIVATIVE GAINS OR LOSSES:

The following table summarizes activities in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period of September 1 (the date of the Company's adoption of SFAS 133) through November 30, 2000 (in thousands):

                  Cumulative effect of adopting SFAS No. 133 as of September 1, 2000, net           $    126
                  (Gains) losses reclassified into net earnings, net                                     (43)
                                                                                                    --------
                                                                                                    $     83
                                                                                                    ========

The $83 thousand remaining in other comprehensive income related to the transition adjustment will be reclassified into earnings in the next quarter as the related debt matures.

         The adoption of SFAS No. 133 did not have a material impact on the Company's results of operations or financial position, but resulted in cumulative after tax increases in net earnings of $214 thousand and other comprehensive income of $83 thousand for the quarter ended November 30, 2000. The effect of the transition adjustment as of September 1, 2000 was an increase in net earnings of $315 thousand and other comprehensive income of $126 thousand. As of November 30, 2000, other current assets included $1.2 million representing the fair value of derivative instruments and $187 thousand of hedged firm commitments. Also, at November 30, 2000, $393 thousand and $503 thousand, respectively, were included in accrued expenses and other payables for derivative liabilities and hedged firm commitments.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - REVENUE RECOGNITION:

         Effective September 1, 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The Company's revenue recognition policies were in substantial conformity with the SAB, and therefore the effect of implementation had no material impact on the results of operations for the current quarter.

NOTE F - CONTINGENCIES:

         In late December 2000, the Company received a Court's unanticipated adverse rulings arising from a trial which concluded in October 1999, involving the Company and its subsidiary, CMC Steel Fabricators, Inc., in a contractural dispute with a customer. Accordingly, the Company increased its reserve for the litigation (included in accrued expenses and other payables) as of November 30, 2000 by $10.7 million. The Company intends to appeal the judgment, which management anticipates will be entered in January 2001, based on these rulings.

         There were no material developments relating to the Company's construction disputes or other contingencies since August 31, 2000. Refer to
Note 9, Commitments and Contingences included in the notes to the consolidated financial statements for the year ended August 31, 2000.

NOTE G - BUSINESS SEGMENTS (in thousands):

         The following is a summary of certain financial information by reportable segment:

                                                                   Three months ended November 30, 2000
                                             -----------------------------------------------------------------------------------

                                                MANU-                            MARKETING            CORP             CONSOL-
                                              FACTURING        RECYCLING         & TRADING           & ELIM            IDATED
                                             ------------     ------------      ------------      ------------      ------------
Net sales--unaffiliated customers            $    308,900     $     97,503      $    187,508      $        629      $    594,540
Intersegment sales                                  1,561            5,744            28,339           (35,644)               --
                                             ------------     ------------      ------------      ------------      ------------
                                                  310,461          103,247           215,847           (35,015)          594,540

Earnings (Loss) before income taxes                 3,288           (2,035)            1,223            (5,651)           (3,175)

Total assets                                      775,072          107,518           249,318            41,236         1,173,144


                                                                   Three months ended November 30, 1999
                                             -----------------------------------------------------------------------------------

                                                MANU-                            MARKETING            CORP             CONSOL-
                                              FACTURING        RECYCLING         & TRADING           & ELIM            IDATED
                                             ------------     ------------      ------------      ------------      ------------
Net sales--unaffiliated customers            $    311,730     $     97,855      $    202,834      $          8      $    612,427
Intersegment sales                                  1,143            4,307             5,248           (10,698)               --
                                             ------------     ------------      ------------      ------------      ------------
                                                  312,873          102,162           208,082           (10,690)          612,427

Earnings (Loss) before income taxes                17,700              585             3,831            (5,808)           16,308

Total assets                                      712,651          116,957           215,183            29,996         1,074,787

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

                                                     First Quarter
                                               -------------------------

                                                  2001           2000
                                               ----------     ----------

                  Net sales                    $      595     $      612

                  Net earnings (loss)                (2.2)          10.2

                  Cash flows                         14.5           26.3

                  EBITDA                             21.5           38.5

                  LIFO reserve                        7.5            3.6


SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

-    Adverse court rulings resulted in first quarter 2001 loss.

- Profitability in copper tube and solid downstream fabrication operations in the manufacturing segment were not enough to offset the impact of significantly reduced mill profit margins.

- Steel minimills' sales prices and operating profits declined from the prior year period due to continuing, historically high levels of low-priced steel imports, aggressive domestic competition and higher utility costs ($2.8 million after-tax increase).

- Last year's first quarter included after-tax income of $1.2 million for insurance proceeds from transformer downtime at SMI Texas.

- Plummeting ferrous scrap sales prices led to an unprofitable quarter for the recycling segment.

- Hampered by the strong U.S. dollar, the marketing and trading segment's operating profit was considerably lower than the prior year period.

CONSOLIDATED DATA -

The LIFO method of inventory valuation increased net earnings for the quarter $437 thousand (3 cents per diluted share) compared to a decrease of $385 thousand (3 cents per diluted share) last year.

SEGMENT OPERATING DATA -
(in thousands)

Net sales and operating profit (loss) by business segment are shown in the following table:

                                                                Three months ended
                                                                   November 30,
                                                          ------------------------------
                                                              2000              1999
                                                          ------------      ------------
                  NET SALES:
                      Manufacturing                       $    310,461      $    312,873
                      Recycling                                103,247           102,162
                      Marketing and Trading                    215,847           208,082
                      Corporate and Eliminations               (35,015)          (10,690)
                                                          ------------      ------------

                                                          $    594,540      $    612,427
                                                          ============      ============

                  OPERATING PROFIT (LOSS):
                      Manufacturing                       $      3,385      $     17,720
                      Recycling                                 (2,027)              595
                      Marketing and Trading                      1,618             4,335
                      Corporate and Eliminations                 1,513              (518)
                                                          ------------      ------------

                                                          $      4,489      $     22,132
                                                          ============      ============

MANUFACTURING -

The Company's manufacturing segment consists of the steel group and the copper tube division. Operating profit for the segment decreased $14.3 million (81%) from last year's first quarter, and net sales decreased 1%. $10.7 million, 75% of the decrease in operating profit, was due to an increase in the steel group's litigation reserve for an adverse court ruling. Excluding this item, the steel group's operating profit was 25% below last year's first quarter. Operating profit for the copper tube division was 5% below last year's record. Continuing historically high levels of low-priced steel imports and aggressive domestic competition resulted in lower mill selling prices in major product lines, although the underlying demand for steel products resulted in increased tonnage shipped. Also, margins were pressured by higher utility costs which offset the benefit of lower steel scrap prices.

Steel and scrap prices per ton are as reflected in the table below:

                                                                  Three months ended
                                                                     November 30,
                                                                ---------------------
                                                                  2000         1999
                                                                --------     --------

         Average mill selling price (total sales)               $    293     $    303
         Average mill selling price (finished goods)                 299          312
         Average fab selling price                                   655          668
         Average scrap purchase price                                 77           85

Operating profit for the Company's four steel minimills was 51% below the prior year period. Mill shipments increased 1% to 422,000 tons from 416,000 tons, and tons rolled were up 6% from last year. Tons melted increased 16% as the new ladle metallurgical station at SMI South Carolina enabled increased production. During the quarter, particularly at SMI Alabama, output began to be reduced to control inventories. The average total mill selling price was $10 per ton below last year, and the average selling price for finished goods dropped $13 per ton. Merchant bar prices were particularly affected. Average scrap purchase costs were lower by $8 per ton. However, utility costs increased by approximately $10 per ton resulting in a net increase in expense of $2.8 million (after-tax) over the prior year quarter. In the prior year's first quarter, the SMI Texas mill recovered $1.2 million (after-tax) for insurance relating to previously incurred transformer losses. Net losses at SMI South Carolina decreased significantly from $2.7 million in the first quarter last year to $900 thousand in the current year period.

As more fully discussed under Contingencies, the Company increased its litigation reserve by $10.7 million for the quarter ended November 30, 2000 for unanticipated adverse rulings against the Company and its subsidiary, CMC Steel Fabricators, Inc. Excluding this item, operating profit in the fabrication businesses was 33% lower than the prior year's strong first quarter, while net sales were 4% more. The biggest decline in profits occurred in steel joist manufacturing, which was impacted by startup costs of new production lines and a second cellular beam facility. Fabricated steel shipments totaled 238,000 tons, a 10% increase due to new capacity from the prior year period. However, same store shipments were down from the prior year, largely due to wet weather in November 2000. The average fab selling price decreased $13 per ton. These conditions more than offset the improvement in performance for large complex structural jobs at SMI Owen, which lost $1.1 million (after-tax) versus $2.1 million (after-tax) in the prior year's first quarter.

Depreciation and amortization expense for the steel group increased by $753 thousand from the prior year first quarter due partially to the new ladle metallurgical station at the mill in South Carolina and new fabrication operations. The Company's interest expense increased by $1.8 million from the prior year primarily because of increased short-term borrowings.

The copper tube division's operating profit decreased 5% from the same period last year, while net sales increased by 2%. Demand for plumbing and refrigeration tube continued to be buoyed by the strong housing sector in the first quarter 2001. Copper tube production and shipments were about the same as the first quarter last year. Metal spreads were nearly identical, but other production costs increased slightly.

RECYCLING -

The recycling segment reported an operating loss of $2 million versus a profit of $595 thousand for the first quarter last year, while net sales increased by 1% to $103 million. Nonferrous prices were relatively steady, but ferrous scrap prices plummeted, resulting in a $3 million decrease in gross material margin compared with the previous year period. Although ferrous scrap tonnage processed and shipped was unchanged, ferrous sales prices were on average $79 per ton or 16% lower than a year ago. Ferrous demand decreased due to reduced steel output, and scrap prices were adversely affected by imports of steel scrap and virgin iron into the U.S. Nonferrous shipments increased 9%, and the average nonferrous scrap price was 4% higher than the prior year period. Total volume of scrap processed, including the steel group processing plants, was 574,000 tons, an increase of 3% from the 557,000 tons processed during the prior year period. Bankruptcies of three competitors resulted in increased flow of scrap into several of the segment's plants. Additionally, the Company began to increase purchasing of industrial scrap through national account programs.

MARKETING AND TRADING -

Operating profit of $1.6 million for the marketing and trading segment was 63% lower than the prior year's first quarter, while net sales increased 4%.The combination of slowing demand and oversupply caused the prices of numerous of the company's products to drop sharply to low levels, resulting in reduced gross margins. The strong U.S. dollar valuation continued to influence regional flows, particularly in Australia, but also in Europe and Asia. Margins were notably affected for most steel products, for commodity nonferrous metal products, and industrial raw materials and products.

OTHER -

During the current year quarter, the Company sold land which was no longer being utilized, recognizing a gain of $600 thousand in the corporate segment. Net book value was minimal.

CONTINGENCIES -

In late December 2000, the Company received a Court's unanticipated adverse rulings arising from a trial which concluded in October 1999 involving the Company and its subsidiary, CMC Steel Fabricators Inc., in a contractual dispute with a customer. Accordingly, the Company increased its reserve for the litigation (included in accrued expenses and other payables) as of November 30, 2000 by $10.7 million. The Company intends to appeal the judgment, which management anticipates will be entered in January 2001, based on these rulings. Additional information regarding this matter is presented on page 18 at Part II
- Item 1. Legal Proceedings.

There were no material developments relating to the Company's construction disputes or other contingencies since August 31, 2000. Refer to Note 9, Commitments and Contingencies included in the notes to the consolidated financial statements for the year ended August 31, 2000.

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings, governmental investigations, including environmental matters, and contract disputes. Some of these matters may result in settlements, fines, penalties or judgments being assessed against the Company. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with the above-referenced matters, it makes accruals as warranted. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors, amounts accrued could vary significantly from amounts paid. Accordingly, it is not possible to estimate a meaningful range of possible exposure. Management believes that adequate provision has been made in the financial statements for the estimable potential impact of these contingencies, and that the outcomes will not significantly impact the long-term results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular period.

The Company is subject to federal, state and local pollution control laws and regulations in all locations where it has operating facilities. It anticipates that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.

OUTLOOK -

Management believes that the second quarter also will be weak. However, the second half of fiscal year 2001 is expected to be considerably stronger than the first half, due to both internal and external factors. The Company's operating performance should improve during the year, and markets should strengthen. Although the economic slowdown appears to be gathering force, management anticipates that interest rates and energy costs will decline, and that the U.S. dollar has peaked. If so, these factors as well as reduced inventories, should mitigate much of the caution currently being exercised by purchasers. In the U.S., nonresidential construction continues to be strong, and contracting for new construction remains at high levels. New home sales have declined, but remain strong.

The manufacturing sector of the economy has been harder hit but should improve when inventories correct. Momentum in Europe and Asia has slowed, but economic growth continues except for in Japan. On the supply side, given the prevailing price levels, management expects to see more production cuts by primary producers and mills, accelerated by the currently high power prices and shortages in some regions of the U.S. and world. Consequently, global supply and demand in the steel and nonferrous markets should become better balanced, positively affecting both the Company's prices and shipments. Finally, the U.S. Department of Commerce is scheduled to make its preliminary dumping determination on rebar in mid-January 2001.

Longer term, the Company expects stronger demand for construction related products and services. Authorized funding under the Federal Transportation Program increased 16% for the U.S. government's fiscal 2001. Consequently, management anticipates relatively high consumption of steel bar and structural steel in the public sector during the next few years. Also, various end use markets around the world should improve steel, and nonferrous metal consumption should continue to grow.

Strategically, management's focus remains on participating in industry consolidation, forming strategic alliances, growing added value businesses, redeploying assets and increasing the Company's earnings and cash flows.

This outlook section contains forward-looking statements regarding the outlook for the Company's financial results including product, pricing and demand, production rates, energy expenses, interest rates, inventory levels, and general market conditions. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes, metals pricing over which the Company exerts little influence, increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing, global factors including credit availability, currency fluctuations, energy prices, and decisions by governments impacting the level and pace of overall economic growth.

LIQUIDITY -

Cash flows from operations before changes in operating assets and liabilities for the three months ended November 30, 2000 were $14.5 million compared to $26.3 million last year due to lower earnings. Depreciation and amortization increased during the first quarter of 2001 primarily due to the capital projects at South Carolina and investments in new fabrication operations and facilities.

Net cash flows used by operating activities increased to $39.8 million from $28.1 million in the prior year period due primarily to more inventories and payments of operating liabilities, net of more cash from accounts receivable. Accounts receivable decreased primarily due to lower sales in the first quarter 2001 than in the fourth quarter 2000. Inventories increased from prior year-end in the steel group due to reduced shipments from the fourth quarter 2000, without a requisite decrease in production. Accounts payable decreased $36.8 million due primarily to timing of shipments in the marketing and trading segment. Accrued expenses and other payables and taxes decreased $19.3 million due to the payment of incentive compensation and the funding of employee benefit plans accrued at August 31, 2000, net of the litigation accrual.

Notes payable and commercial paper increased $65.7 million to supplement current cash flows for funding working capital and capital expenditures. The Company invested $15.0 million in property and equipment primarily in the steel group to further expand its joist operations and at the minimills.

At November 30, 2000, there were 12,953,472 common shares issued and outstanding with 3,179,111 held in the Company's treasury. Stockholders' equity was $410 million or $31.68 per share. During the first quarter, the Company repurchased 262,400 shares of common stock at an average price of $24.82.

Net working capital was $267 million at November 30, 2000 compared to $276 million at August 31, 2000. The decrease was primarily due to the litigation accrual. The current ratio was 1.6, unchanged from August 31, 2000. The Company reported a tax benefit for the three months ended November 30, 2000, which it believes is substantially recoverable based on its long-term history of consistent profitability. The Company's effective tax rate for the current period was a 29.7% benefit versus a

37.3% expense for the first quarter last year. The rate varied due to a different tax rate applied to the current period litigation accrual.

Long-term debt as a percent of total capitalization was 37.2% at November 30, 2000, up from 36.7% at August 31, 2000. The ratio of total debt to total capitalization plus short-term debt stood at 49.2%, higher than the 2000 year end ratio of 44.6%. These ratios increased primarily due to capital expenditures and working capital requirements.


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required hereunder for the Company is not significantly different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures About Market Risk included in the Company's Annual Report on Form 10-K for the year ended August 31, 2000, filed November 21, 2000, with the Securities and Exchange Commission, and is therefore not presented herein.

PART II  OTHER INFORMATION


         ITEM 1.  LEGAL PROCEEDINGS

         On December 22, 2000, the Company was advised that a United States District Court Judge entered findings of fact and conclusions of law adverse to the Company resulting from a trial that concluded in October, 1999. The lawsuit was filed in January, 1996 by the subsidiary against a contractor for failure to pay for steel supplied to three construction jobs. (United States of America For The Use And Benefit of CMC Steel Fabricators, Inc., d/b/a Safety Steel Service, Inc., vs. Harrop Construction Company, Inc., and The Glens Falls Insurance Company Case No. C-96-38 United States District Court, Southern District of Texas, Corpus Christi Division) This lawsuit involved a former customer ("Harrop") that contracted with CMC Steel Fabricators' Safety Steel Service division ("Safety Steel"), located in Victoria, Texas for supply and fabrication of structural and reinforcement steel on three jobs. The Court ruled that Safety Steel was owed approximately $333,000 by Harrop, but also found that Harrop was entitled to recover compensatory damages for breach of contract delays related to the jobs and loss of value of the business totaling approximately $2.2 million. The Court found that prejudgment interest should be awarded on both amounts. The Court further awarded Harrop exemplary damages of approximately $6.6 million based on tort claims of fraud and violations of the Texas Deceptive Trade Practices Act. The judgment, when entered, will apply to CMC Steel Fabricators, Inc. and Commercial Metals Company. CMC Steel Fabricators, Inc., and Commercial Metals Company have announced their intent to appeal the judgment.

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 2000, filed November 21, 2000, with the Securities and Exchange Commission.

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

         ITEM 5.  OTHER INFORMATION

                  Not Applicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits required by Item 601 of Regulation S-K.

                           None

                  B. The Registrant did not file any report on Form 8-K during the three-month period ended November 30, 2000. A report on Form 8-K was filed December 27, 2000, to report Item 5. Other Information.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMMERCIAL METALS COMPANY


                                             /s/ WILLIAM B. LARSON
                                             -----------------------------------
January 12, 2001                             William B. Larson
                                             Vice President
                                             & Chief Financial Officer


                                             /s/ MALINDA G. PASSMORE
                                             -----------------------------------
January 12, 2001                             Malinda G. Passmore
                                             Controller