Form 10-Q
period 2001-02-28
COMMERCIAL METALS CO
filed 2001-04-10
CIK 22444

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                       ----------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   ------------------------------------------

For quarter ended February 28, 2001
Commission File Number 1-4304

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
                                                Yes      No
                                                 x
                                              -------  -------

As of February 28, 2001 there were 12,982,051 shares of the Company's common stock issued and outstanding excluding 3,150,532 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements
   Consolidated Balance Sheets -
    February 28, 2001 and August 31, 2000                                2-3

   Consolidated Statements of Operations
    Three months and six months ended February 28, 2001 and
    February 29, 2000                                                     4

   Consolidated Statements of Cash Flows -
    Six months ended February 28, 2001 and
    February 29, 2000                                                     5

    Consolidated Statement of Stockholders' Equity -
     Six months ended February 28, 2001                                   6

    Notes to Consolidated Financial Statements                           7-9


Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10-16

Item 3. Quantitative and Qualitative Disclosures about
         Market Risk                                                     16

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                17

Item 4. Submission of Matters to A Vote of Security Holders              17

Item 6. Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                               19

ITEM 1 FINANCIAL STATEMENTS
                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                        (In thousands except share data)

                                                                    February 28,     August 31,
                                                                        2001            2000
                                                                    ------------    ------------

CURRENT ASSETS:

  Cash                                                              $     18,948    $     20,067
  Accounts receivable (less allowance for
     collection losses of $6,500 and $7,868)                             346,840         357,719
  Inventories                                                            299,623         277,455
  Other                                                                   64,800          59,777
                                                                    ------------    ------------
                 TOTAL CURRENT ASSETS                                    730,211         715,018


PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                    28,215          27,984
  Buildings                                                               97,936          97,566
  Equipment                                                              682,985         676,369
  Leasehold improvements                                                  31,337          31,507
  Construction in process                                                 41,013          22,702
                                                                    ------------    ------------
                                                                         881,486         856,128
  Less accumulated depreciation
       and amortization                                                 (474,945)       (448,616)
                                                                    ------------    ------------
                                                                         406,541         407,512


OTHER ASSETS                                                              47,529          50,332
                                                                    ------------    ------------

                                                                    $  1,184,281    $  1,172,862
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
                      ------------------------------------

                        (In thousands except share data)

                                                          February 28,     August 31,
                                                              2001            2000
                                                          ------------    ------------
CURRENT LIABILITIES:
  Commercial paper                                        $    135,000    $     79,000
  Notes payable                                                 47,889          13,466
  Accounts payable                                             155,176         194,538
  Accrued expenses and other payables                          117,517         142,680
  Income taxes payable                                           1,490             678
  Current maturities of long-term debt                           8,329           8,828
                                                          ------------    ------------
              TOTAL CURRENT LIABILITIES                        465,401         439,190

DEFERRED INCOME TAXES                                           31,131          31,131

OTHER LONG-TERM LIABILITIES                                     21,696          20,041

LONG-TERM DEBT                                                 254,737         261,884

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
     Preferred stock                                                --              --
     Common stock, par value $5.00 per share;
       authorized 40,000,000 shares; issued
       16,132,583 shares; outstanding
       12,982,051 and 13,172,675 shares                         80,663          80,663

  Additional paid-in capital                                    13,894          14,231
  Accumulated other comprehensive loss                          (2,053)         (1,591)
  Retained earnings                                            403,159         407,128
                                                          ------------    ------------
                                                               495,663         500,431
  Less treasury stock,
  3,150,532 and 2,959,908 shares at cost                       (84,347)        (79,815)
                                                          ------------    ------------
                                                               411,316         420,616
                                                          ------------    ------------
                                                          $  1,184,281    $  1,172,862
                                                          ============    ============


                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                        (In thousands except share data)

                                               Three months ended              Six months ended
                                           February 28,   February 29,   February 28,    February 29,
                                           ------------   ------------   ------------    ------------
                                               2001           2000           2001            2000
                                           ------------   ------------   ------------    ------------

NET SALES                                  $    578,330   $    637,624   $  1,172,870    $  1,250,051

COSTS AND EXPENSES:
  Cost of goods sold                            520,077        558,492      1,043,773       1,093,485

  Selling, general and
   administrative expenses                       47,211         51,179         98,323         102,311

  Employees' retirement plans                       739          4,598          5,299           8,768

  Interest expense                                8,038          6,848         15,702          12,672

  Litigation accrual                                 --             --         10,683              --
                                           ------------   ------------   ------------    ------------
                                                576,065        621,117      1,173,780       1,217,236
                                           ------------   ------------   ------------    ------------
EARNINGS (LOSS) BEFORE INCOME TAXES               2,265         16,507           (910)         32,815

INCOME TAXES (BENEFIT)                              603          6,149           (339)         12,224
                                           ------------   ------------   ------------    ------------
NET EARNINGS (LOSS)                        $      1,662   $     10,358   $       (571)   $     20,591
                                           ============   ============   ============    ============

Basic earnings (loss) per share            $       0.13   $       0.72   $      (0.04)   $       1.43

Diluted earnings (loss) per share          $       0.13   $       0.70   $      (0.04)   $       1.40

Cash dividends per share                   $       0.13   $       0.13   $       0.26    $       0.26

Average basic shares outstanding             12,970,020     14,349,209     13,050,139      14,368,623

Average diluted shares outstanding           13,038,803     14,780,772     13,050,139      14,709,438


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)

                                                                         Six months ended
                                                                    February 28,  February 29,
                                                                    ------------  ------------
                                                                        2001          2000
                                                                    ------------  ------------
CASH FLOWS USED BY OPERATING ACTIVITIES:
     Net earnings (loss)                                             $      (571)   $   20,591
     Adjustments to earnings not requiring cash:
       Depreciation and amortization                                      34,061        32,770
       Provision for losses on receivables                                   581           490
       Net gain on sale of property                                         (173)         (325)
                                                                      ----------    ----------

     Cash flows from operations before changes in
       operating assets and liabilities                                  33,898        53,526

     Changes in operating assets and liabilities:

       Decrease (increase) in accounts receivable                        10,298       (59,143)
       Decrease (increase) in inventories                               (22,168)      (30,848)
       Decrease (increase) in other assets                               (5,900)       (9,239)
       Increase (decrease) in accounts payable,
         accrued expenses, other payables and income taxes              (63,712)      (32,800)
       Increase (decrease) in other long-term liabilities                 1,655            --
                                                                     ----------    ----------

Net Cash Used by Operating Activities                                   (45,929)      (78,504)

CASH FLOWS USED BY INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                          (29,873)      (26,104)
     Sales of property, plant and equipment                                 173           325
     Investment in joint venture                                             --        (1,216)
                                                                     ----------    ----------

Net Cash Used by Investing Activities                                   (29,700)      (26,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Commercial paper - net change                                       56,000        65,000
     Notes payable - net change                                          34,423        34,046
     Payments on long-term debt                                          (7,646)       (9,664)
     Stock issued under stock option, purchase and bonus plans            1,847         5,506
     Treasury stock acquired                                             (6,716)      (12,609)
     Dividends paid                                                      (3,398)       (3,736)
                                                                     ----------    ----------

Net Cash Provided by Financing Activities                                74,510        78,543
                                                                     ----------    ----------

Increase (Decrease) in Cash and Cash Equivalents                         (1,119)      (26,956)

Cash and Cash Equivalents at Beginning of Year                           20,067        44,665
                                                                     ----------    ----------
Cash and Cash Equivalents at End of Period                           $   18,948    $   17,709
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

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                        (In thousands except share data)


                                                             Common Stock             Accumulated
                                                     ----------------------------         Other            Add'l
                                                       Number of                     Comprehensive       Paid-In
                                                        Shares          Amount            Loss           Capital
                                                     ------------    ------------    -------------    ------------

Balance September 1, 2000                              16,132,583    $     80,663    $     (1,591)   $     14,231

Comprehensive loss:
   Net loss for six months
     ended February 28, 2001
   Other comprehensive income (loss)
        Unrealized (loss) on derivatives
              net of taxes of $50                                                             (93)
        Foreign currency translation adjustment
          net of taxes of $199                                                               (369)
   Comprehensive loss


   Cash dividends - $.26 a share

    Treasury stock acquired

    Stock issued under stock option,
     purchase and bonus plans                                                                                (337)


                                                     ------------    ------------    ------------    ------------
Balance  February 28, 2001                             16,132,583    $     80,663    $     (2,053)   $     13,894
                                                     ============    ============    ============    ============



                                                                            Treasury Stock
                                                                     ----------------------------
                                                        Retained      Number of
                                                        Earnings        Shares          Amount          Total
                                                      ------------   ------------    ------------    ------------

Balance September 1, 2000                             $    407,128     (2,959,908)   $    (79,815)   $    420,616

Comprehensive loss:
   Net loss for six months
     ended February 28, 2001                                  (571)                                          (571)
   Other comprehensive income (loss)
        Unrealized (loss) on derivatives
              net of taxes of $50                                                                             (93)
        Foreign currency translation adjustment
          net of taxes of $199                                                                               (369)
                                                                                                     ------------
   Comprehensive loss                                                                                      (1,033)


   Cash dividends - $.26 a share                            (3,398)                                        (3,398)

    Treasury stock acquired                                              (271,500)         (6,716)         (6,716)

    Stock issued under stock option,
     purchase and bonus plans                                              80,876           2,184           1,847


                                                      ------------   ------------    ------------    ------------
Balance  February 28, 2001                            $    403,159     (3,150,532)   $    (84,347)   $    411,316
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

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE A - QUARTERLY FINANCIAL DATA:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2001, the results of operations and the cash flows for the six months then ended. The results of operations for the six month periods are not necessarily indicative of the results to be expected for a full year.

NOTE B - LONG-TERM DEBT (in thousands):

                                                                          Total
                                           Long-Term       Current        Amount
                                             Debt        Maturities     Outstanding
                                         ------------   ------------   ------------
6.75% notes due 2009                     $    100,000   $         --   $    100,000
6.80% notes due 2007                           50,000             --         50,000
7.20% notes due 2005                          100,000             --        100,000
8.49% notes due 2001                                           7,143          7,143
Other                                           4,737          1,186          5,923
                                         ------------   ------------   ------------
                                         $    254,737   $      8,329   $    263,066
                                         ============   ============   ============



NOTE C - EARNINGS (LOSS) PER SHARE:
         In calculating earnings (loss) per share, there were no adjustments to net earnings (loss) to arrive at earnings (loss) for the six months ended February 28, 2001 or February 29, 2000. The reconciliation of the denominators of the earnings (loss) per share calculations are as follows:

                                                                       Three months ended             Six months ended
                                                                   February 28,   February 29,   February 28,   February 29,
                                                                   ------------   ------------   ------------   ------------
                                                                       2001           2000           2001           2000
                                                                    ----------     ----------     ----------     ----------
Shares outstanding for basic earnings (loss) per share              12,970,020     14,349,209     13,050,139     14,368,623
Effect of dilutive securities-stock options/purchase plans              68,783        431,563             --        340,815
Shares outstanding for diluted earnings (loss) per share            13,038,803     14,780,772     13,050,139     14,709,438

         Shares outstanding are the same for both basic and diluted loss per share for the six months ended February 28, 2001 as the assumed exercise of outstanding stock options or purchase plans would have an antidilutive effect due to the net loss. Stock options with total share commitments of 1,839,930 at February 28, 2001 were anti-dilutive based on the average share price for the quarter of $23.83 per share, and exercise prices of $24.50 - $31.94 per share. The options expire by 2008.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE D - DERIVATIVES AND RISK MANAGEMENT
         The Company enters into foreign currency exchange forwards as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency to mitigate the effects of changes in currency rates. Due to the close match for foreign currency hedges, there was substantially no ineffectiveness in cost of goods sold or net earnings for the quarter ended February 28, 2001. Pricing of certain sales and purchase commitments is fixed to forward metal commodity exchange quotes. The Company enters into metal commodity forward contracts for copper, aluminum and zinc to mitigate the risk of unanticipated declines in gross margins on these commitments due to the volatility of the metal commodity indexes. Substantially all of the Company's instruments hedge firm commitments and are accounted for as fair value hedges, resulting in no material adjustments to comprehensive loss. As of February 28, 2001, other current assets included $979 thousand representing the fair value of derivative instruments and $381 thousand of hedged firm commitments. Also, at February 28, 2001, $829 thousand and $626 thousand, respectively, were included in accrued expenses and other payables for derivative liabilities and hedged firm commitments. Certain of the Company's derivative instruments which management believes are economic hedges and mitigate exposure to fluctuations in exchange and commodity prices, have not been designated as hedges for accounting purposes. The changes in fair value of these instruments caused a $285 thousand increase in cost of goods sold for the quarter ended February 28, 2001.


NOTE E - CONTINGENCIES:
         There were no material developments relating to the Company's construction disputes since August 31, 2000. Refer to Note 9, Commitments and Contingences included in the notes to the consolidated financial statements for the year ended August 31, 2000.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE F - BUSINESS SEGMENTS (in thousands):
         The following is a summary of certain financial information by reportable segment:

                                                              Three months ended February 28, 2001
                                            ---------------------------------------------------------------------------
                                                MANU-                        MARKETING         CORP          CONSOL-
                                              FACTURING      RECYCLING       & TRADING       & ELIM          IDATED
                                            ------------   ------------    ------------    ------------    ------------
Net sales-unaffiliated customers            $    291,877   $     90,730    $    195,195    $        528    $    578,330
Intersegment sales                                 1,313          5,159           3,932         (10,404)
                                            ------------   ------------    ------------    ------------    ------------
                                                 293,190         95,889         199,127          (9,876)        578,330

Earnings (Loss) before income taxes                5,732           (931)          2,019          (4,555)          2,265


                                                              Three months ended February 29, 2000
                                            ---------------------------------------------------------------------------
                                                MANU-                        MARKETING         CORP          CONSOL-
                                              FACTURING      RECYCLING       & TRADING       & ELIM          IDATED
                                            ------------   ------------    ------------    ------------    ------------
Net sales-unaffiliated customers            $    321,857   $    110,360    $    205,500    $        (93)   $    637,624
Intersegment sales                                 1,709          6,817           8,325         (16,851)
                                            ------------   ------------    ------------    ------------    ------------
                                                 323,566        117,177         213,825         (16,944)        637,624

Earnings (Loss) before income taxes               15,597          2,270           4,729          (6,089)         16,507


                                                               Six months ended February 28, 2001
                                            ---------------------------------------------------------------------------
                                                MANU-                        MARKETING         CORP          CONSOL-
                                              FACTURING      RECYCLING       & TRADING       & ELIM          IDATED
                                            ------------   ------------    ------------    ------------    ------------
Net sales-unaffiliated customers            $    600,777   $    188,233    $    382,703    $      1,157    $  1,172,870
Intersegment sales                                 2,874         10,903           8,491         (22,268)
                                            ------------   ------------    ------------    ------------    ------------
                                                 603,651        199,136         391,194         (21,111)      1,172,870

Earnings (Loss) before income taxes                9,020         (2,966)          3,242         (10,206)           (910)

Total assets                                     780,064        107,860         246,268          50,089       1,184,281


                                                               Six months ended February 29, 2000
                                            ---------------------------------------------------------------------------
                                                MANU-                        MARKETING         CORP          CONSOL-
                                              FACTURING      RECYCLING       & TRADING       & ELIM          IDATED
                                            ------------   ------------    ------------    ------------    ------------
Net sales-unaffiliated customers            $    633,587   $    208,215    $    408,334    $        (85)   $  1,250,051
Intersegment sales                                 2,852         11,124          13,573         (27,549)
                                            ------------   ------------    ------------    ------------    ------------
                                                 636,439        219,339         421,907         (27,634)      1,250,051

Earnings (Loss) before income taxes               33,297          2,855           8,560         (11,897)         32,815

Total assets                                     738,059        120,342         255,762          30,868       1,145,031

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

                                 Three Months Ended          Six Months Ended
                               -----------------------   ------------------------
                                Feb. 28,     Feb. 29,     Feb. 28,      Feb. 29,
                                  2001         2000         2001          2000
                               ----------   ----------   ----------    ----------

Net sales                      $      578   $      638   $    1,173    $    1,250

Net earnings (loss)                   1.7         10.4         (0.6)         20.6

Cash flows                           19.4         27.2         33.9          53.5

EBITDA                               27.3         39.8         48.9          78.3

LIFO reserve                          7.3          5.4

SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

- The worst market conditions in nearly a decade resulted in a difficult second quarter.

- Manufacturing segment operating profit was substantially lower, primarily due to a sharp drop in steel group profitability.

- Continuing high inventories of low-priced steel imports, aggressive domestic competition, reduced demand in major product lines, higher fixed costs and higher utility costs drove down the steel minimills' selling prices and profit margins.

- Steel fabrication and copper tube continued to produce good results, with a turnaround in structural steel fabrication offsetting joist and cellular beam startup costs.

- A plunge in ferrous scrap sales prices and weaker nonferrous markets resulted in losses in the recycling segment.

- The marketing and trading segment's sales prices and profitability dropped significantly due to slowing global demand and oversupply.

CONSOLIDATED DATA -

The LIFO method of inventory valuation increased net earnings for the quarter $160 thousand (1 cent per diluted share) compared to a decrease of $1.2 million (8 cents per diluted share) last year. For the six months ended February 28, 2001, net earnings were $597 thousand (5 cents per diluted share) higher compared to a decrease of $1.6 million (11 cents per diluted share) for the prior year period.

SEGMENT OPERATING DATA -
(in thousands)

Net sales and operating profit (loss) by business segment are shown in the following table:

                                       Three months ended               Six months ended
                                   ----------------------------    ----------------------------
                                      Feb. 28,       Feb. 29,        Feb. 28,        Feb. 29,
                                        2001           2000            2001            2000
                                   ------------    ------------    ------------    ------------
NET SALES:

Manufacturing                      $    293,190    $    323,566    $    603,651    $    636,439
Recycling                                95,889         117,177         199,136         219,339
Marketing and Trading                   199,127         213,825         391,194         421,907
Corporate and Eliminations               (9,876)        (16,944)        (21,111)        (27,634)
                                   ------------    ------------    ------------    ------------

                                   $    578,330    $    637,624    $  1,172,870    $  1,250,051
                                   ============    ============    ============    ============

OPERATING PROFIT (LOSS):

Manufacturing                      $      5,828    $     15,616    $      9,213    $     33,336
Recycling                                  (930)          2,277          (2,957)          2,872
Marketing and Trading                     2,445           5,299           4,063           9,634
Corporate and Eliminations                2,960             163           4,473            (355)
                                   ------------    ------------    ------------    ------------
                                   $     10,303    $     23,355    $     14,792    $     45,487
                                   ============    ============    ============    ============


MANUFACTURING -

The Company's manufacturing segment consists of the steel group and the copper tube division. Operating profit for the segment decreased $9.8 million (63%) from last year's second quarter on a $30.4 million (9%) decrease in net sales. The steel group's operating profit was 73% below last year's second quarter. Operating profit for the copper tube division was 40% below last year's excellent level. Continuing high inventories of low-priced steel imports, aggressive domestic competition, and reduced demand in major product lines drove down steel minimill selling prices and profit margins. Margins were pressured by higher utility costs, which partially offset the benefit of lower steel scrap prices. In addition, results from certain downstream operations faltered, and depreciation and interest expenses were higher.

Steel and scrap prices per ton are as reflected in the table below:

                                                         Three months ended
                                                        -------------------
                                                        Feb. 28,   Feb. 29,
                                                          2001       2000
                                                        --------   --------

Average mill selling price (total sales)                $    285   $    307
Average mill selling price (finished goods)                  290        316
Average fab selling price                                    656        633
Average scrap purchase price                                  73         97

The Company's four steel minimills incurred an operating loss of $1.3 million compared with a $8.4 million operating profit for the prior year period. Mill shipments decreased 8% to 417,000 tons from 455,000 tons. Production during the quarter was reduced to compensate for lower demand and to decrease inventories. As a result, tons melted and rolled decreased 25% and 21%, respectively. The average total mill selling price was $22 per ton below last year, and the average selling price for finished goods dropped $26 per ton. Merchant bar and light structural prices were especially affected. Lower steel scrap prices were a partial offset in maintaining mill product margins, with the average scrap purchase costs down by $24 per ton. However, mill utility costs increased by 55% per ton rolled ($2.5 million) over the prior year quarter. In spite of these adverse market and operating conditions, net operating losses at SMI South Carolina decreased 13% from the prior year second quarter. Also, in a favorable development, on January 17, 2001, the U.S. Department of Commerce issued a preliminary ruling on rebar imports from eight countries that established preliminary dumping margins of 17-278%.

Net sales and operating profit for the fabrication businesses improved modestly from the prior year's second quarter. Markets generally were softer, and shipments were also impacted by wet weather. However, rebar fabrication, concrete related products, and the post plants continued to generate good results. Overall fabricated steel shipments totaled 220,000 tons (including new capacity), a slight increase from the prior year period. The average fab selling price increased $23 per ton. SMI Owen's operating losses declined 81% from the prior year period. Its current year continuing losses are attributable to legal fees and idle capacity costs, which resulted when management declined overly complex and high risk large structural steel fabrication contracts. The improvement at SMI Owen more than offset reduced profits in steel joist manufacturing due to startup costs ($3.0 million) related to new production lines and a second cellular beam facility, and lower selling prices. The Company continued to expand its concrete-related operations by its February 2001 acquisition of substantially all of the operating assets and trade name of Allform, Inc., a supplier of concrete-related forms and supplies servicing Central Florida.

Depreciation and amortization expenses for the steel group increased by $749 thousand from the prior year second quarter due partially to new and expanded fabrication operations and the ladle metallurgical station at SMI South Carolina. The Company's interest expense increased by $1.2 million from the prior year's second quarter primarily because of increased short-term borrowings.

The copper tube division's operating profit decreased 40% from the very robust period last year, while net sales decreased by 17%. Although the housing sector remained strong, demand for plumbing and refrigeration tube was affected by cautious buyers in the second quarter 2001. Copper tube shipments decreased 10% from the second quarter last year, and metal spreads were down 17%. However, production decreased by only 4% to allow for anticipated stronger demand. The capital project to expand production capability by 50% should be complete by the end of fiscal year 2001.

RECYCLING -

The recycling segment reported an operating loss of $930 thousand versus a profit of $2.3 million for the second quarter last year. Net sales decreased by 18% to $96 million. The principal factor was the plunge in ferrous scrap markets which, coupled with weaker nonferrous markets, resulted in a $6 million decrease in gross material margins compared with the previous year period. The average ferrous scrap sales price plummeted by $29 per ton (28%) to $76, and shipments fell by 12% to 321,000 tons. Nonferrous shipments increased 3%, but the average nonferrous scrap price was 6% lower than the prior year period. Total volume of scrap processed, including the steel group's processing plants, was 540,000 tons, a decrease of 9% from the 592,000 tons processed during the prior year period. Bankruptcies of competitors resulted in increased flow of scrap into several of the segment's plants. Additionally, the segment increased sourcing of industrial scrap through continued growth of its national account programs.

MARKETING AND TRADING -

Operating profit of $2.4 million for the marketing and trading segment was 54% lower than the prior year's second quarter, on 7% lower net sales. The combination of slowing global demand and oversupply caused the prices of numerous of the segment's products to drop further to dismal levels, continuing the pressure on gross margins. The strong U.S. dollar valuation continued to influence regional flows, particularly in Australia, but also in Europe and Asia. Margins were notably affected for most steel products, for commodity nonferrous metal products, and industrial raw materials and products.

OTHER -

During the current year quarter, the Company sold interests acquired in the demutualization of an insurance carrier, recognizing a gain of $520 thousand in the corporate segment.

The Company's selling, general and administrative as well as employees' retirement plans expenses were lower in the current year due to discretionary items consistent with current year to date operating profitability.

CONTINGENCIES -

There were no material developments relating to the Company's construction disputes since August 31, 2000. Refer to Note 9, Commitments and Contingencies included in the notes to the consolidated financial statements for the year ended August 31, 2000.

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

OUTLOOK -

Management believes that the second half of fiscal year 2001 will be considerably better than the first half. The Company's operating performance should improve during the year, and markets should strengthen. Seasonally, shipments to the construction industry should accelerate, and the ongoing inventory adjustments by the Company's customers should progress. Steel imports should continue to trend downward. Management expects production and shipments at the Company's steel minimills and fabrication operations to increase and prices to stabilize. Copper tube margins are expected to remain good. Recycling results should improve because of a limited increase in ferrous scrap prices, although the outlook for nonferrous is mixed. The marketing and trading segment's order intake shows some improvement, but global markets remain extremely competitive.

Further improvement is expected in fiscal 2002, because of both internal and external factors. Management anticipates an upturn in volume and prices, and that utility costs will abate, although remain at historically higher levels.

Longer term, the Company expects stronger demand for construction related products and services, and increased spending under the Federal Transportation Program. Consequently, management anticipates relatively high consumption of steel bar and structural steel in the public sector during the next few years. Also, various end use markets around the world should improve. Steel and nonferrous metal consumption should continue to grow globally.

Strategically, management's focus remains on participating in industry consolidation, forming strategic alliances, growing value added businesses, redeploying assets and increasing the Company's earnings and cash flows.

This outlook section and the last paragraph under the manufacturing section contain forward-looking statements regarding the outlook for the Company's financial results including product pricing and demand, production rates, energy expenses, interest rates, inventory levels, and general market conditions. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes, metals pricing over which the Company exerts little influence, increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing, global factors including credit availability, currency fluctuations, energy prices, and decisions by governments impacting the level and pace of overall economic growth.

LIQUIDITY -

Cash flows from operations before changes in operating assets and liabilities for the six months ended February 28, 2001 were $33.9 million compared to $53.5 million last year due to lower earnings. Depreciation and amortization increased during the 2001 period primarily due to investments in new and expanded fabrication facilities and the ladle metallurgical station at SMI South Carolina.

Net cash flows used by operating activities decreased to $45.9 million from $78.5 million in the prior year period due primarily to decreases in accounts receivable and less of an increase in inventories, which were partially offset by more payments of operating liabilities. Accounts receivable at February 28, 2001 were lower than at the prior fiscal year end primarily due to lower sales. For the same reason, inventories increased from the prior fiscal year-end in the steel group as well as in marketing and trading. Accounts payable decreased $39.4 million due primarily to the decrease in purchases across all segments. Accrued expenses and other payables and taxes decreased $24.3 million due primarily to the payment of incentive compensation and the funding of employee benefit plans accrued at August 31, 2000, less the litigation accrual made in the first quarter.

Notes payable and commercial paper increased $90.4 million to supplement current cash flows for funding working capital and capital expenditures. The Company invested $29.9 million in property and equipment primarily in the steel group to further expand its joist operations and at the minimills.

At February 28, 2001, there were 12,982,051 common shares issued and outstanding with 3,150,532 held in the Company's treasury. Stockholders' equity was $411 million or $31.68 per share. During the first half of fiscal 2001, the Company repurchased 271,500 shares of common stock at an average price of $24.74.

Net working capital was $265 million at February 28, 2001 compared to $276 million at August 31, 2000. The decrease was primarily due to the first quarter litigation accrual. The current ratio was 1.6, unchanged from August 31, 2000. The Company's effective tax rate for the current year, first half, was a 37.3%, the same as the prior year period.

Long-term debt as a percent of total capitalization was 36.5% at February 28, 2001 slightly down from 36.7% at August 31, 2000. The ratio of total debt to total capitalization plus short-term debt stood at 50.2%, higher than the 2000 year end ratio of 44.6%. These ratios increased primarily due to capital expenditures and working capital requirements.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

         The information required hereunder for the Company is not significantly different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures About Market Risk included in the Company's Annual Report on Form 10-K for the year ended August 31, 2000, filed November 21, 2000 with the Securities Exchange Commission, and is therefore not presented herein.

PART II OTHER INFORMATION



         ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the information reported in prior filings with the Securities and Exchange Commission under Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended August 31, 2000, filed November 21, 2000, the Company's Form 8-K filed December 27, 2000, and under
Part II Item 1. Legal Proceedings in the Company's Form 10-Q for the quarter ended November 30, 2000, as filed January 12, 2001. As of the date of this filing, a judgment has not yet been entered by the trial Court in the Harrop litigation (United States of America for the Use and Benefit of CMC Steel Fabricators., d/b/a Safety Steel Service, Inc., v. Harrop Construction Company, Inc., and the Glenn Falls Insurance Company, Case No. C-96-38 United States District Court, Southern District of Texas, Corpus Christi Division). CMC Steel Fabricators, Inc., and Commercial Metals Company have announced their intent to appeal the judgment when entered based on the Findings Of Fact And Conclusions Of Law entered by the Court on December 22, 2000.


         ITEM 2. CHANGES IN SECURITIES

                 Not Applicable


         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 Not Applicable


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the registrant's annual meeting of stockholders held January 25, 2001, the four nominees named in the Company's Proxy Statement dated December 11, 2000, were elected to serve as directors until the 2004 annual meeting and the appointment of Deloitte & Touche, LLP, as auditors of the registrant for the fiscal year ending August 31, 2001 was ratified. There was no solicitation in opposition to management's nominees for directors.

        ITEM 5. OTHER INFORMATION

                Not Applicable



        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             A. Exhibits required by Item 601 of Regulation S-K.

                (10)(iii) Material Contracts - Third Amendment to Employment
                Agreement of Murray R. McClean ............................ E-1


             B. A report on Form 8-K was filed December 27, 2000, to report
                Item 5. Other Information.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMERCIAL METALS COMPANY


                                                /s/ WILLIAM B. LARSON
                                                -------------------------------
April 10, 2001                                  William B. Larson
                                                Vice President
                                                & Chief Financial Officer



                                                /s/ MALINDA G. PASSMORE
                                                -------------------------------
April 10, 2001                                  Malinda G. Passmore
                                                Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

   A.          Exhibits required by Item 601 of Regulation S-K.

               (10)(iii) Material Contracts - Third Amendment to Employment
               Agreement of Murray R. McClean ............................   E-1