Form 10-Q
period 2001-05-31
COMMERCIAL METALS CO
filed 2001-07-06
CIK 22444

                                    FORM 1O-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549

                      ------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   -------------------------------------------

For quarter ended May 31, 2001
Commission File Number  1-4304

                            COMMERCIAL METALS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             75-0725338
-------------------------------                          ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


                             7800 Stemmons Freeway
                              Dallas, Texas 75247

                    -----------------------------------------

                    (Address of principal executive offices )
                                  ( Zip Code )


                                 (214) 689-4300

                                 -------------

              (Registrant's telephone number, including area code )

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
                                                       Yes           No
                                                        X
                                                      ----          ---

As of May 31, 2001 there were 12,987,960 shares of the Company's common stock issued and outstanding excluding 3,144,623 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.
                                                                       --------
PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements
    Consolidated Balance Sheets -
       May 31, 2001 and August 31, 2000                                  2 - 3

    Consolidated Statements of Earnings
       Three months and nine months ended May 31, 2001
       and 2000.                                                           4

    Consolidated Statements of Cash Flows -
       Nine months ended May 31, 2001 and 2000                             5

    Consolidated Statement of Stockholders'  Equity-
       Nine months ended May 31, 2001                                      6

    Notes to Consolidated Financial Statements                           7 - 9

Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         10 - 17

Item 3.    Quantitative and Qualitative Disclosures about
                   Market Risk                                            17

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings                                                18
Item 6.  Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                20

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                  (In thousands except share data-unaudited)


                                                                  May 31,      August 31,
                                                                   2001          2000
                                                               -----------    -----------
CURRENT ASSETS:

       Cash                                                    $    19,180    $    20,067
       Accounts receivable (less allowance for
          collection losses of $6,916 and $7,868)                  351,745        357,719
       Inventories                                                 266,066        277,455
       Other                                                        59,583         59,777
                                                               -----------    -----------
                              TOTAL CURRENT ASSETS                 696,574        715,018


PROPERTY, PLANT, AND EQUIPMENT:
       Land                                                         29,295         27,984
       Buildings                                                   106,864         97,566
       Equipment                                                   696,088        676,369
       Leasehold improvements                                       32,763         31,507
       Construction in process                                      25,507         22,702
                                                               -----------    -----------
                                                                   890,517        856,128
       Less accumulated depreciation
            and amortization                                      (489,675)      (448,616)
                                                               -----------    -----------
                                                                   400,842        407,512


OTHER ASSETS                                                        46,975         50,332


                                                               -----------    -----------
                                                               $ 1,144,391    $ 1,172,862
                                                               ===========    ===========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                   (In thousands except share data-unaudited)

                                                                       May 31,      August 31,
                                                                        2001         2000
                                                                    -----------    -----------
CURRENT LIABILITIES:
       Commercial paper                                             $    51,675    $    79,000
       Notes payable                                                     49,225         13,466
       Accounts payable                                                 178,199        194,538
       Accrued expenses and other payables                              125,095        142,680
       Income taxes payable                                               4,136            678
       Current maturities of long-term debt                               8,790          8,828
                                                                    -----------    -----------
                              TOTAL CURRENT LIABILITIES                 417,120        439,190

DEFERRED INCOME TAXES                                                    31,131         31,131

OTHER LONG-TERM LIABILITIES                                              21,764         20,041

LONG-TERM DEBT                                                          253,967        261,884

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Capital stock:
            Preferred stock                                                --             --
            Common stock, par value $5.00 per share;
              authorized 40,000,000 shares; issued
              16,132,583 shares; outstanding
              12,987,960 and 13,172,675 shares                           80,663         80,663

       Additional paid-in capital                                        13,850         14,231
       Accumulated other comprehensive loss                              (2,106)        (1,591)
       Retained earnings                                                412,191        407,128
                                                                    -----------    -----------
                                                                        504,598        500,431
       Less treasury stock,
       3,144,623 and 2,959,908 shares at cost                           (84,189)       (79,815)
                                                                    -----------    -----------
                                                                        420,409        420,616
                                                                    -----------    -----------
                                                                    $ 1,144,391    $ 1,172,862
                                                                    ===========    ===========



                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  (In thousands except share data-unaudited)


                                                   Three months ended         Nine months ended
                                                         May 31,                    May 31,
                                               -------------------------   -------------------------
                                                   2001         2000          2001           2000
                                               -----------   -----------   -----------   -----------
NET SALES                                      $   622,090   $   701,209   $ 1,794,960   $ 1,951,260

COSTS AND EXPENSES:
       Cost of goods sold                          539,197       614,133     1,582,970     1,707,618

       Selling, general and
        administrative expenses                     55,396        54,758       153,719       157,069

       Employees' retirement plans                   3,073         4,398         8,372        13,166

       Interest expense                              7,338         7,265        23,040        19,937

       Litigation accrual                             --            --          10,683          --
                                               -----------   -----------   -----------   -----------
                                                   605,004       680,554     1,778,784     1,897,790
                                               -----------   -----------   -----------   -----------
EARNINGS BEFORE INCOME TAXES                        17,086        20,655        16,176        53,470

INCOME TAXES                                         6,365         7,694         6,026        19,918
                                               -----------   -----------   -----------   -----------
NET EARNINGS                                   $    10,721   $    12,961   $    10,150   $    33,552
                                               ===========   ===========   ===========   ===========


Basic earnings per share                       $      0.83   $      0.93   $      0.78   $      2.36

Diluted earnings per share                     $      0.82   $      0.92   $      0.77   $      2.31

Cash dividends per share                       $      0.13   $      0.13   $      0.39   $      0.39

Average basic shares outstanding                12,986,557    13,986,418    13,028,945    14,241,221

Average diluted shares outstanding              13,094,684    14,120,823    13,120,056    14,513,233


                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In thousands-unaudited)

                                                                                     Nine months ended
                                                                                     May 31,     May 31,
                                                                                    --------    --------
                                                                                      2001        2000
                                                                                    --------    --------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
              Net earnings                                                          $ 10,150    $ 33,552
              Adjustments to earnings not requiring cash:
                  Depreciation and amortization                                       51,264      49,579
                  Provision for losses on receivables                                  1,903         820
                  Net gain on sale of property                                          (192)     (5,847)
                                                                                    --------    --------
              Cash flows from operations before changes in
                operating assets and liabilities                                      63,125      78,104

              Changes in operating assets and liabilities:

                  Decrease (increase) in accounts receivable                           4,071     (64,040)
                  Decrease (increase) in inventories                                  11,389     (33,141)
                  Decrease (increase) in other assets                                 (1,458)    (21,684)
                  Increase (decrease) in accounts payable, accrued
                     expenses, other payables and income taxes                       (30,466)    (10,726)
                  Increase (decrease) in other long-term liabilities                   1,723          --
                                                                                    --------    --------
Net Cash Provided (Used) by Operating Activities                                      48,384     (51,487)

CASH FLOWS (USED) PROVIDED BY  INVESTING ACTIVITIES:
              Purchase of property, plant and equipment                              (40,100)    (48,885)
              Sales of property, plant and equipment                                     192       7,866
              Investment in joint venture                                               --        (1,216)
                                                                                    --------    --------
Net Cash (Used) Provided by Investing Activities                                     (39,908)    (42,235)

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
              Commercial paper - net change                                          (27,325)     60,000
              Notes payable - net change                                              35,759      40,310
              Payments on long-term debt                                              (7,955)     (4,765)
              Stock issued under stock option, purchase and bonus plans                1,961       5,545
              Treasury stock acquired                                                 (6,716)    (28,816)
              Dividends paid                                                          (5,087)     (5,561)
                                                                                    --------    --------
Net Cash (Used) Provided  by Financing Activities                                     (9,363)     66,713
                                                                                    --------    --------
(Decrease) Increase in Cash and Cash Equivalents                                        (887)    (27,009)

Cash and Cash Equivalents at Beginning of Year                                        20,067      44,665
                                                                                    --------    --------
Cash and Cash Equivalents at End of Period                                          $ 19,180    $ 17,656
                                                                                    ========    ========


See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   (In thousands except share data-unaudited)

                                                                                                                     Treasury
                                                        Common Stock         Accumulated                              Stock
                                                  ----------------------       Other        Add'l                   ----------
                                                   Number of               Comprehensive   Paid-In      Retained    Number of
                                                    Shares       Amount        Loss        Capital      Earnings      Shares
                                                  ----------   ---------   -------------  ----------   ----------   ----------
Balance September 1, 2000                         16,132,583   $   80,663   $   (1,591)   $   14,231   $  407,128   (2,959,908)

Comprehensive income:
   Net earnings for  nine  months
     ended May 31, 2001                                                                                    10,150
   Other comprehensive (loss):
        Unrealized (loss) on derivatives
              net of taxes of $1                                                    (3)
        Foreign currency translation adjustment
          net of taxes of $276                                                    (512)

   Comprehensive income



   Cash dividends - $.39 a share                                                                           (5,087)

    Treasury stock acquired                                                                                           (271,500)

    Stock issued under stock option,
     purchase and bonus plans                                                                   (381)                   86,785

                                                  ----------   ----------   ----------    ----------   ----------   ----------
Balance May 31, 2001                              16,132,583   $   80,663   $   (2,106)   $   13,850   $  412,191   (3,144,623)
                                                  ==========   ==========   ==========    ==========   ==========   ==========

                                                  Treasury
                                                    Stock
                                                  ----------

                                                    Amount        Total
                                                  ----------    ----------
Balance September 1, 2000                         $  (79,815)   $ 420,616

Comprehensive income:
   Net earnings for  nine  months
     ended May 31, 2001                                            10,150
   Other comprehensive (loss):
        Unrealized (loss) on derivatives
              net of taxes of $1                                       (3)
        Foreign currency translation adjustment
          net of taxes of $276                                       (512)
                                                                ---------
   Comprehensive income                                             9,635



   Cash dividends - $.39 a share                                   (5,087)

    Treasury stock acquired                           (6,716)      (6,716)

    Stock issued under stock option,
     purchase and bonus plans                          2,342        1,961

                                                  ----------    ---------
Balance May 31, 2001                              $  (84,189)   $ 420,409
                                                  ==========    =========


                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - QUARTERLY FINANCIAL DATA:

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 2001 and 2000, the results of operations and the cash flows for the nine months then ended. The results of operations for the nine month periods are not necessarily indicative of the results to be expected for a full year.

NOTE B - LONG-TERM DEBT (in thousands):

                                                                   Total
                                           Long-Term  Current     Amount
                                             Debt    Maturities Outstanding
                                           --------  ---------- -----------
6.75% notes due 2009                       $100,000   $   --     $100,000
6.80% notes due 2007                         50,000       --       50,000
7.20% notes due 2005                        100,000       --      100,000
8.49% notes due 2001                             --      7,142      7,142
Other                                         3,967      1,648      5,615
                                           --------   --------   --------
                                           $253,967   $  8,790   $262,757
                                           ========   ========   ========

NOTE C - EARNINGS PER SHARE:

       In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the nine months ended May 31, 2001 or 2000. The reconciliation of the denominators of the earnings per share calculations are as follows:

                                                                          Three months ended        Nine months ended
                                                                                May 31,                  May 31,
                                                                       -----------------------   -----------------------
                                                                          2001         2000         2001          2000
                                                                       ----------   ----------   ----------   ----------
Shares outstanding for basic earnings per share                        12,986,557   13,986,418   13,028,945   14,241,221
Effect of dilutive securities-stock options/purchase plans                108,127      134,405       91,111      272,012
Shares outstanding for diluted earnings per share                      13,094,684   14,120,823   13,120,056   14,513,233

Stock options with total share commitments of 1,619,188 at May 31, 2001 were anti-dilutive based on the average share price for the quarter of $25.48 per share, and exercise prices of $26.25 - $31.94 per share. The options expire by 2008.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - DERIVATIVES AND RISK MANAGEMENT

     The Company enters into foreign currency exchange forwards as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency to mitigate the effects of changes in currency rates. Due to the close match for foreign currency hedges, there was substantially no ineffectiveness in cost of goods sold or net earnings for the quarter ended May 31, 2001. Pricing of certain sales and purchase commitments is fixed to forward metal commodity exchange quotes. The Company enters into metal commodity forward contracts for copper, aluminum and zinc to mitigate the risk of unanticipated declines in gross margins on these commitments due to the volatility of the metal commodity indexes. Substantially all of the Company's instruments hedge firm commitments and are accounted for as fair value hedges, resulting in no material adjustments to comprehensive income. As of May 31, 2001, other current assets included $619 thousand representing the fair value of derivative instruments and $578 thousand of hedged firm commitments. Also, at May 31, 2001, $759 thousand and $381 thousand, respectively, were included in accrued expenses and other payables for derivative liabilities and hedged firm commitments. Certain of the Company's derivative instruments which management believes are economic hedges and mitigate exposure to fluctuations in exchange and commodity prices, have not been designated as hedges for accounting purposes. The changes in fair value of these instruments caused a $143 thousand decrease in cost of goods sold for the quarter ended May 31, 2001.

NOTE E - CONTINGENCIES:

          There were no material developments relating to the Company's construction disputes since August 31, 2000. Refer to Note 9, Commitments and Contingences included in the notes to the consolidated financial statements for the year ended August 31, 2000.

NOTE F -  SUBSEQUENT EVENT:
          Accounts Receivable Securitization - On June 20, 2001, the Company and several of its subsidiaries (the Originators) entered into a three year agreement to periodically sell certain trade accounts receivable to a special purpose subsidiary of the Company, CMC Receivables, Inc. (CMCRI). CMCRI in turn, sells participating interests in such accounts receivable to Three Rivers Funding Corporation (TRFCO), an entity associated with Mellon Bank. The Originators retain collection and administrative responsibilities for the accounts receivable. The maximum purchase commitment by TRFCO is $130,000,000. TRFCO receives a yield on its investment equal to the rate paid by TRFCO on commercial paper issued to fund the purchases from CMCRI and other non-related entities, plus other fees. On June 22, 2001 TRFCO purchased a participating interest for $113 million. The proceeds from the sales were used to reduce short-term notes payable and commercial paper and for other corporate uses.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - BUSINESS SEGMENTS (in thousands):

          The following is a summary of certain financial information by reportable segment:

                                                              Three months ended May 31, 2001
                                                            ----------------------------------
                                                  MANU-                 MARKETING       CORP        CONSOL-
                                                FACTURING   RECYCLING   & TRADING      & ELIM       IDATED
                                                ---------   ---------   ---------    ---------    ---------
Net sales-unaffiliated customers                $ 344,250   $  93,563   $ 184,270    $       7    $ 622,090
Intersegment sales                                  1,223       5,302       4,578      (11,103)           0
                                                ---------   ---------   ---------    ---------    ---------
                                                  345,473      98,865     188,848      (11,096)     622,090

Earnings (Loss) before income taxes                21,178         262       1,663       (6,017)      17,086

                                                              Three months ended May 31, 2000
                                                            ----------------------------------
                                                  MANU-                 MARKETING       CORP        CONSOL-
                                                FACTURING   RECYCLING   & TRADING      & ELIM       IDATED
                                                ---------   ---------   ---------    ---------    ---------
Net sales-unaffiliated customers                $ 343,850   $ 114,837   $ 242,700    $    (178)   $ 701,209
Intersegment sales                                  1,439       6,320       7,957      (15,716)           0
                                                ---------   ---------   ---------    ---------    ---------
                                                  345,289     121,157     250,657      (15,894)     701,209

Earnings (Loss) before income taxes                20,014       1,569       4,704       (5,632)      20,655

                                                                   Nine months ended May 31, 2001
                                                               --------------------------------------
                                                  MANU-                      MARKETING         CORP          CONSOL-
                                                FACTURING      RECYCLING     & TRADING        & ELIM         IDATED
                                                ---------      ---------     ---------       ---------      ---------
Net sales-unaffiliated customers                $   945,027   $   281,796    $   566,973    $     1,164    $ 1,794,960
Intersegment sales                                    4,097        16,205         13,069        (33,371)             0
                                                -----------   -----------    -----------    -----------    -----------
                                                    949,124       298,001        580,042        (32,207)     1,794,960

Earnings (Loss) before income taxes                  30,198        (2,704)         4,905        (16,223)        16,176

Total assets                                        775,728       104,060        218,102         46,501      1,144,391


                                                                   Nine months ended May 31, 2000
                                                               --------------------------------------
                                                  MANU-                      MARKETING         CORP          CONSOL-
                                                FACTURING      RECYCLING     & TRADING        & ELIM         IDATED
                                                ---------      ---------     ---------       ---------      ---------
Net sales-unaffiliated customers                $   977,437   $   323,052   $   651,034    $      (263)   $ 1,951,260
Intersegment sales                                    4,291        17,444        21,530        (43,265)             0
                                                -----------   -----------   -----------    -----------    -----------
                                                    981,728       340,496       672,564        (43,528)     1,951,260

Earnings (Loss) before income taxes                  53,311         4,424        13,264        (17,529)        53,470

Total assets                                        771,888       117,198       248,157         30,345      1,167,588

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

                         Three Months Ended     Nine Months Ended
                         ------------------     ------------------
                          May 31,   May 31,     May 31,     May 31,
                           2001      2000        2001        2000
                           ----      ----        ----        ----
Net sales                $    622   $    701   $  1,795   $  1,951

Net earnings                 10.7       13.0       10.2       33.6

Cash flows                   29.2       24.6       63.1       78.1

EBITDA                       41.6       44.7       90.5      123.0

LIFO reserve                  6.7        6.4

SIGNIFICANT EVENTS AFFECTING THE COMPANY THIS QUARTER:

- Despite a continuation of difficult market conditions, the Company reported its second highest third quarter diluted earnings per share.

- Manufacturing segment operating profit was modestly higher than last year and more than triple this year's second quarter.

- The steel group's profits increased on higher mill production and shipments, strong downstream operations, and a turnaround in large structural steel fabrication offsetting joist and cellular beam startup costs.

-    Copper tube continued to produce good (although lower) results.

-    The recycling segment was profitable, but less than last year.

- Marketing and trading segment volumes decreased largely due to depressed global economies.

- The Company reduced short-term debt by $82 million (45%) from the second quarter, through increased cash flows from operations and better management of working capital in the third quarter.

CONSOLIDATED DATA -

The LIFO method of inventory valuation increased net earnings for the quarter $377 thousand (3 cents per diluted share) compared to a decrease of $626 thousand (4 cents per diluted share) last year. For the nine months ended May 31, 2001, net earnings were $974 thousand (7 cents per diluted share) higher compared to a decrease of $2.2 million (15 cents per diluted share) for the prior year period.

SEGMENT OPERATING DATA -
(in thousands)

Net sales and operating profit (loss) by business segment are shown in the following table:

                                            Three months ended             Nine months ended
                                            ------------------             -----------------
                                           May 31,       May 31,          May 31,       May 31,
                                            2001          2000             2001          2000
                                            ----          ----             ----          ----
NET SALES:

        Manufacturing                    $   345,473    $   345,289    $   949,124    $   981,728
        Recycling                             98,865        121,157        298,001        340,496
        Marketing and Trading                188,848        250,657        580,042        672,564
        Corporate and Eliminations           (11,096)       (15,894)       (32,207)       (43,528)
                                         -----------    -----------    -----------    -----------
                                         $   622,090    $   701,209    $ 1,794,960    $ 1,951,260
                                         ===========    ===========    ===========    ===========

    OPERATING PROFIT (LOSS):

        Manufacturing                    $    21,262    $    20,085    $    30,475    $    53,421
        Recycling                                264          1,578         (2,693)         4,450
        Marketing and Trading                  2,135          5,327          6,198         14,961
        Corporate and Eliminations               763            930          5,236            575
                                         -----------    -----------    -----------    -----------
                                         $    24,424    $    27,920    $    39,216    $    73,407
                                         ===========    ===========    ===========    ===========

MANUFACTURING -

The Company's manufacturing segment consists of the steel group and the copper tube division. Operating profit for the segment increased $1.2 million (6%) from last year's third quarter on substantially the same net sales. The steel group's operating profit was 22% above last year's third quarter. Increased shipments more than offset a lower average selling price, and strong downstream operating performance continued. Steel scrap purchase costs were much lower, mitigating the impact of higher electricity and natural gas costs. Operating profit for the copper tube division was still historically good, although about half of last year's extremely robust third quarter.

Steel and scrap prices per ton are noted below:

                                                            Three months ended
                                                            ------------------
                                                            May 31,    May 31,
                                                             2001       2000
                                                             ----       ----
   Average mill selling price (total sales)                  $281       $312
   Average mill selling price (finished goods)                288        328
   Average fab selling price                                  627        616
   Average scrap purchase price                                73         96

The Company's four steel minimills reported an operating profit of $9.3 million compared with a $9.1 million operating profit for the prior year period in spite of much lower selling prices that stemmed from still excessive inventories of low-priced steel imports and aggressive domestic competition. Net sales decreased 6 % due to lower prices, partially offset by higher volumes. Mill shipments increased 6% to 523,000 tons from 491,000 tons on a year-to-year basis and were 25% higher than the current year second quarter. Tons rolled were up 2% from the prior year period due to increased production at SMI South Carolina. Tons melted decreased slightly from the prior year period. The average total mill selling price was $31 per ton (10%) below last year, and the average selling price for finished goods dropped $40 per ton (12%). Mill rebar, merchant bar and light structural prices were especially affected. Lower steel scrap prices were a significant offset in maintaining mill product margins, with the average scrap purchase costs down by $23 per ton (24%). However, mill utility costs increased by 32% per ton rolled ($3.8 million) over the prior year quarter. In spite of these adverse market and operating conditions, SMI South Carolina reported an operating profit of $2.3 million versus a $1 million operating loss in the prior year period. During the prior year third quarter, the minimills reported a $1.5 million (after-tax) graphite electrode antitrust recovery and a $500 thousand (after-tax) writedown of old mill equipment held for sale at SMI South Carolina.

Net sales and operating profits for the steel fabrication and related businesses improved considerably both sequentially and from the prior year. Compared to the second quarter, prices were mixed, but volume was up, aided by better weather. Rebar fabrication, concrete related products, and the post plants continued their relative strong performance. Overall fabricated steel shipments totaled 255,000 tons (including new capacity), a 7% increase from the prior year period, and the average fab selling price increased $11 per ton (2%). The continued improvement at SMI Owen more than offset reduced profits in steel joist and cellular beam manufacturing due to $1.4 million (after-tax) of startup costs and lower selling prices. In the prior year third quarter, accruals of $3.3 million (after-tax) for estimated settlements on large steel structural jobs were more than offset by a net gain of $3.5 million (after-tax) from the sale of property.

The copper tube division's operating profit decreased 55% from the very robust period last year, while net sales decreased by 14%. Although the housing sector remained relatively strong, demand for plumbing and refrigeration tube was weaker. Copper tube shipments decreased 4% from the third quarter last year, and metal spreads were down 21% due to lower selling prices. Production remained approximately flat. The capital project to expand production capability by 50% should be completed in the fourth quarter.

RECYCLING -

The recycling segment reported a third quarter operating profit of $264 thousand, a decrease from the $1.6 million reported in the prior year, but a substantial improvement from the losses experienced during the first half of the current year. Net sales decreased by 18% to $99 million on a year-to-year basis. The principal factor was the plunge in ferrous scrap markets which, coupled with slightly weaker nonferrous markets, resulted in a $4 million decrease in material margins compared with the previous year period. The average ferrous scrap sales price fell by $27 per ton (27%) to $73, and shipments fell by 10% to 345,000 tons. The average nonferrous scrap price was 6% lower than the prior year period on substantially the same volume of shipments. However, both ferrous and nonferrous shipments increased over the current year's second quarter. Total volume of scrap processed, including the steel group's processing plants, was 580,000 tons, a decrease of 8% from the 629,000 tons processed during the prior year period. The segment's national account programs, which were implemented to enhance the sourcing of scrap, continued to grow.

MARKETING AND TRADING -

Operating profit of $2.1 million for the marketing and trading segment was 60% lower than the prior year's third quarter. Net sales declined 25% to $189 million, resulting from reduced volume due to depressed economies, oversupply and intense competition from domestic suppliers in the respective markets. Additionally, selling prices declined further, extending the squeeze on gross margins. The strong U.S. dollar valuation continued to hamper results in various parts of the world. Margins were compressed for most steel products, nonferrous metal products, and industrial raw materials and products. However, the Company's regionally-oriented business strategy helped to mitigate the difficult market conditions.

OTHER -

The Company's employees' retirement plans' expenses were lower in the current year due to a reduction in discretionary items consistent with current year to date operating profitability.

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

OUTLOOK -

Management believes that the results for the fourth quarter of fiscal 2001 will be similar to the third quarter. The Company expects steel minimill operating levels to improve incrementally and prices to strengthen slightly. Shipments to the construction industry should be higher despite the recent severe flooding in the U.S Gulf region. Ongoing inventory adjustments by the Company's customers should continue to progress, counteracting poor demand in the industrial sector of the U.S economy. Steel imports should continue to trend downward although they currently remain relatively high. Management expects production and shipments at the Company's fabrication operations to increase. Copper tube operating profits are expected to remain at or near current levels. Recycling results (including the outlook for both ferrous and nonferrous scrap) should be comparable to the third quarter. The marketing and trading segment's order intake shows some improvement, but global markets continue to weaken and remain intensely competitive.

President Bush announced on June 5, 2001, that the U.S. International Trade Commission would conduct a Section 201 trade investigation to determine if steel imports are causing serious injury to the U.S. steel industry. A favorable resolution would be beneficial to the Company's steel business. In the interim, a successful antidumping trade case on steel rebar imports is beginning to provide modest benefit for rebar pricing.

The Company expects significant improvement in fiscal 2002, because of both internal and external factors, including some improvements in the U.S. economy. Management anticipates a moderate upturn in volume and selling prices in most of the Company's businesses, and that utility costs will decrease or at least stabilize. The Company has also reduced costs in other areas which should benefit the next fiscal year.

Longer term, the Company expects stronger demand for construction-related products and services, including increased spending under the Federal Transportation Program. Consequently, management anticipates relatively high consumption of steel bar and structural steel in the public sector during the next few years. Additionally, institutional building and power plant construction possibilities are promising. Also, various end use markets around the world should improve. Steel and nonferrous metal consumption should continue to grow globally and become more balanced with supply.

Strategically, management's focus remains on creating economic value by participating in industry consolidation, forming strategic alliances, growing value added businesses, redeploying assets and increasing the Company's earnings and cash flows.

This outlook section contains forward-looking statements regarding the outlook for the Company's financial results including product pricing and demand, production rates, energy expenses, interest rates, inventory levels, and general market conditions. These forward-looking statements generally can be identified by phrases such as the Company or its management "expects", "anticipates", "believe", "ought", "should", "likely" or other words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes, metals pricing over which the Company exerts little influence, increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing, global factors including credit availability, currency fluctuations, energy prices, and decisions by governments impacting the level of steel imports and pace of overall economic growth.

LIQUIDITY -

Cash flows from operations before changes in operating assets and liabilities for the nine months ended May 31, 2001 were $63.1 million compared to $78.1 million last year primarily due to lower net earnings. Depreciation and amortization increased during the 2001 period mostly due to investments in new and expanded fabrication facilities and the ladle metallurgical station at SMI South Carolina. Provisions for losses on receivables were up in the current year due to anticipated write-offs under adverse economic conditions.

Net cash flows of $48.4 million were provided by operating activities, compared to $51.5 million used in the prior year through the first nine months. This significant improvement was the result of working capital management initiatives implemented during the third quarter of fiscal year 2001. Accounts receivable at May 31, 2001 were lower than at the prior fiscal year-end primarily due to lower sales and increased collection efforts. Inventories decreased from the prior fiscal year-end primarily in marketing and trading. At May 31, 2001, inventories across all segments were substantially lower than at the second quarter end. Accounts payable decreased $16.3 million from August 31, 2000 due primarily to lower purchases in marketing and trading. However, accounts payable for all segments increased significantly during the current year's third quarter largely due to extended payment terms with suppliers. Accrued expenses and other payables decreased $17.6 million from the prior year end mostly because of the payment of incentive compensation and the funding of employee benefit plans accrued at August 31, 2000, less the litigation accrual made in the first quarter of 2001. Income taxes payable increased by $3.5 million from the prior year end because no estimated federal tax payment was required during the Company's third quarter.

Notes payable and commercial paper increased $8.4 million from August 31, 2000 to $100.9 million at May 31, 2001. The Company's operating activities during the nine months provided more than sufficient cash flows to fund capital expenditures of $40.1 million, which were primarily in the steel group to further expand its joist and cellular beam operations and at the minimills. Short-term debt at May 31, 2001 was $82 million (45%) less than the $183 million reported at the prior quarter end.

On June 20, 2001, the Company and several of its subsidiaries (the Originators) entered into an agreement to periodically sell certain trade accounts receivable to a special purpose subsidiary of the Company, CMC Receivables, Inc. (CMCRI). CMCRI, in turn, sells participating interests in such accounts receivable to Three Rivers Funding Corporation (TRFCO), an entity associated with Mellon Bank. The Originators retain collection and administrative responsibilities for the accounts receivable. The maximum purchase commitment by TRFCO is $130,000,000. TRFCO receives a yield on its investment equal to the rate paid by TRFCO on commercial paper issued to fund the purchases from CMCRI and other non-related entities, plus other fees. On June 22, 2001, TRFCO purchased a participating interest for $113 million. The proceeds from the sales were utilized to reduce short-term notes payable and commercial paper and for other corporate uses.

At May 31, 2001, there were 12,987,960 common shares issued and outstanding with 3,144,623 held in the Company's treasury. Stockholders' equity was $420 million or $32.37 per share. During the first half of fiscal 2001, the Company repurchased 271,500 shares of common stock at an average price of $24.74. No shares were repurchased during the third quarter.

Net working capital was $279 million at May 31, 2001, substantially the same as at August 31, 2000. The current ratio was 1.7, up from 1.6 at August 31, 2000. The Company's effective tax rate for the current nine months was 37.3%, the same as the prior year period.

Long-term debt as a percent of total capitalization was 36.0% at May 31, 2001, which was down slightly from 36.7% at August 31, 2000. The ratio of total debt to total capitalization plus short-term debt stood at 44.6%, the same as at the prior year end.

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

PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the information reported in prior filings with the Securities and Exchange Commission under Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended August 31, 2000, filed November 21, 2000, the Company's Form 8-K filed December 27, 2000, and under
Part II Item 1. Legal Proceedings in the Company's Form 10-Q for the quarter ended November 30, 2000, as filed January 12, 2001. As of the date of this filing, a judgment has not yet been entered by the trial Court in the Harrop litigation (United States of America for the Use and Benefit of CMC Steel Fabricators., d/b/a Safety Steel Service, Inc., v. Harrop Construction Company, Inc., and the Glenn Falls Insurance Company, Case No. C-96-38 United States District Court, Southern District of Texas, Corpus Christi Division). CMC Steel Fabricators, Inc. and Commercial Metals Company have announced their intent to appeal the judgment when entered based on the Findings Of Fact And Conclusions Of Law entered by the Court on December 22, 2000.

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

         ITEM 5.  OTHER INFORMATION

                  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits required by Item 601 of Regulation S-K.

                  (10) Material Contracts

                         (a) Purchase and Sale Agreement dated June 20, 2001,
                             between Various Entities Listed on Schedule I as Originators and CMC Receivables, Inc.

                         (b) Receivables Purchase Agreement dated June 20, 2001,
                             Among CMC Receivables, Inc. as Seller, Three Rivers Funding Corporation as Buyer and Commercial Metals Company as Servicer.

         B.       No reports on Form 8-K have been filed during the quarter
                           for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMERCIAL METALS COMPANY



July 6, 2001                            /s/ WILLIAM B. LARSON
                                        -----------------------------
                                        William B. Larson
                                        Vice President
                                        & Chief Financial Officer


July 6, 2001                            /s/ MALINDA G. PASSMORE
                                        -----------------------------
                                        Malinda G. Passmore
                                        Controller

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
 (10)               Material Contracts

    (a)                 Purchase and Sale Agreement dated June 20, 2001, between
                        Various Entities Listed on Schedule I as Originators and
                        CMC Receivables, Inc.

    (b)                 Receivables Purchase Agreement dated June 20, 2001,
                        Among CMC Receivables, Inc. as Seller, Three Rivers
                        Funding Corporation as Buyer and Commercial Metals
                        Company as Servicer.