Form 10-K405
period 2001-08-31
COMMERCIAL METALS CO
filed 2001-11-21
CIK 22444

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
  (MARK
   ONE)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 -----  THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 -----  THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    --------
           COMMISSION FILE NO. 1-4304

                           COMMERCIAL METALS COMPANY
              (Exact name of registrant as specified in its Charter)

                        DELAWARE                               75-0725338
              (State or other jurisdiction                  (I.R.S. Employer
           of incorporation or organization)              Identification No.)



          7800 STEMMONS FREEWAY, DALLAS, TEXAS                   75247
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
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK ON NOVEMBER 8, 2001, HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE OF $31.00 PER SHARE ON NOVEMBER 8, 2001, ON THE NEW YORK STOCK EXCHANGE WAS APPROXIMATELY $357,582,086. (FOR PURPOSES OF DETERMINATION OF THIS AMOUNT, ONLY DIRECTORS, EXECUTIVE OFFICERS AND 10% OR GREATER STOCKHOLDERS HAVE BEEN DEEMED AFFILIATES).

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 8, 2001: COMMON STOCK, $5.00 PAR -- 13,109,683.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE INTO THE LISTED PART OF FORM 10-K:

REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 24, 2002 -- PART III.


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



THE MANUFACTURING SEGMENT

         The manufacturing segment is our dominant and most rapidly expanding segment in terms of assets employed, capital expenditures, operating profit and number of employees. It consists of two entities, the CMC steel group and the Howell Metal Company subsidiary, a manufacturer of copper tubing. The steel group is by far the more significant entity in this segment, with subsidiaries operating four steel minimills, twenty-six steel fabrication plants, five steel joist and two castellated and cellular beam manufacturing facilities, four steel fence post manufacturing plants, a heat treating plant, eight metals recycling plants, a railcar rebuilding facility, twenty-four concrete related product warehouses, an industrial products supply facility and a railroad salvage company.

         Subject to market conditions, we endeavor to operate all four minimills at full capacity to minimize product costs. We emphasize increases in capacity, productivity and enhancements in product mix through both operating and capital improvements. The steel minimill business is capital intensive, with substantial capital expenditures required on a regular basis to remain competitive as a low cost producer. Over the past three fiscal years, approximately $144 million, or 55% of our total capital expenditures, have been for minimill projects. Increased competition, steel imports and inventory reduction initiatives resulted in decreased minimill production in 2001, but the general increase in shipments continued.

                        1999         2000         2001
                     ----------   ----------   ----------

Tons Melted           1,582,000    1,848,000    1,796,000

Tons Rolled           1,410,000    1,765,000    1,705,000

Tons Shipped          1,685,000    1,853,000    1,903,000

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

         Our Texas minimill manufactures a full line of bar size products including reinforcing bars, angles, rounds, channels, flats, and special sections used primarily in highways, reinforced concrete structures and manufacturing. Our Texas minimill sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. Its primary markets are located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico, although products are shipped to approximately 30 states and Mexico. Our Texas minimill melted 729,000 tons during 2001, compared to 769,000 tons during the prior year, and rolled 641,000 tons, a decrease of 46,000 tons from 2000.

         The Alabama mill recorded 2001 melt shop production of 457,000 tons down 66,000 from the prior year with 366,000 tons rolled, a decrease of 49,000 tons from 2000. Our Alabama minimill primarily manufactures products that are larger in size than our other three minimills, such as mid-size structural steel products including angles, channels, up to eight-inch wide flange beams and special bar quality rounds and flats. Customers include primarily service centers, as well as the construction, manufacturing, and fabricating industries in the primary market areas of Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.

         Our South Carolina minimill manufactures a full line of bar size products, primarily steel reinforcing bars along with angles, rounds, squares, fence post sections and flats. Its primary market area includes the Southeast and mid-Atlantic area south through Florida and north into southern New England. During 2001, the South Carolina minimill melted 610,000 tons and rolled 581,000 tons compared to 556,000 and 532,000 tons, respectively, during 2000.

         The primary raw material for our Texas, Alabama and South Carolina minimills is secondary, or scrap, ferrous metal purchased primarily from suppliers generally within a 300 mile radius of each mill. A portion of the ferrous raw material, generally less than half, is supplied from recycling plants we own. The supply of scrap is believed to be adequate to meet future needs but has historically been subject to significant price fluctuations. All three minimills also consume large amounts of electricity and natural gas, both of which have been readily available although subject to fluctuating prices based on regional and, more recently, national energy supply and demand levels.

         No melting facilities are located at our Arkansas minimill since this mill utilizes rail salvaged from abandoned railroads for rerolling and, on occasion, billets from Company minimills or other suppliers as its raw materials. The rail or billets are heated in a reheat furnace and processed on a rolling mill and finished at facilities similar to, but on a smaller scale, than the other mills. Our Arkansas minimill's finished product is primarily metal fence post stock, small diameter reinforcing bar, sign posts and bed frame angles with some flats, angles and squares being rolled. Fence post stock is fabricated into studded "T" metal fence posts at our facilities at the Arkansas mill site, San Marcos, Texas, Brigham City, Utah, and West Columbia, South Carolina. Because of this mill's lack of melting capacity, it is dependent on an adequate supply of competitively priced billets or used rail, the availability of which fluctuates with the pace of railroad abandonments, rail replacement by railroads and demand for used rail from domestic and foreign rail rerolling mills. Capacity at our Arkansas minimill is approximately 150,000 tons rolled per year.

         Our steel group's downstream processing facilities engage in the fabrication of reinforcing and structural steel, steel warehousing, joist manufacturing, fence post manufacturing and railcar repair and rebuilding. Steel fabrication capacity now exceeds 1.1 million tons, with a record 987,000 tons of fabricated steel shipped in 2001, an increase of 32,000 tons from 2000. Fabrication activities are conducted at various locations in Texas in the cities of Beaumont, Buda (near Austin), Corpus Christi, Dallas, Houston, San Marcos, Seguin, Victoria, and Waco; Baton Rouge and Slidell, Louisiana; Magnolia and Hope, Arkansas; Brigham City, Utah; Naples, Starke and Whitehouse, Florida; Fallon, Nevada; Cayce, Columbia, and Taylors, South Carolina; Lawrenceville, Georgia; Gastonia, North Carolina; Fredericksburg, Virginia; and Rancho Cucamonga, San Marcos, Stockton and Fontana, California. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, including high-rise office or hotel towers, hospitals, convention centers, industrial plants, power plants, highways, arenas, stadiums, and dams. Sales of fabricated steel are generally made in response to bid solicitation from construction contractors or owners on a competitive bid basis and less frequently on a negotiated basis. Steel for fabrication may be obtained from unrelated vendors as well as our own mills.

         Secondary metals recycling plants near our minimills in Texas and South Carolina and in Austin, together with five smaller feeder facilities nearby, operate as part of the steel group due to the predominance of secondary ferrous metals sales to the nearby SMI minimills. The South Carolina and Texas recycling facilities each operate automobile shredders.

         Our joist manufacturing operation headquartered in Hope, Arkansas, manufactures steel joists for roof supports using steel obtained primarily from the steel group's minimills at locations in Hope, Starke, Florida, Cayce, South Carolina, and Fallon, Nevada. A new facility located at Iowa Falls, Iowa, began joist fabrication in 2001. Joist consumers are typically construction contractors or large chain store owners. Joists are generally made to order and sales, which may include custom design and fabrication, are primarily obtained on a competitive bid basis. During 1999, we began limited production and sales of castellated and cellular steel beams which expanded during 2001 at two new facilities specifically dedicated to this product line, one located adjacent to the Hope joist facility and a second at Farmville, Virginia. These beams, recognizable by their hexagonal or circular pattern of voids, permit greater design flexibility in steel construction, especially floor structures. Our facility in Victoria, Texas repairs, rebuilds and provides custom maintenance with some manufacturing of railroad freight cars owned by railroad companies and private industry. That work is obtained primarily on a bid and contract basis and may include maintenance of the cars.

         We sell concrete related supplies, including the sale or rental of equipment to the concrete installation trade, at fifteen warehouse locations in Texas, six Louisiana locations, and one location each in Mississippi, Georgia and Florida. A smaller operation which emphasizes a broader industrial product supply is located in Columbia, South Carolina.

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

         The copper tube minimill operated by our Howell Metal Company subsidiary is located in New Market, Virginia. It manufactures primarily copper water tube as well as air conditioning and refrigeration tubing in straight lengths and coils for use in commercial, industrial and residential construction. Its customers, largely equipment manufacturers and wholesale plumbing supply firms, are located primarily east of the Mississippi River. Demand for copper tube is dependent mainly on the level of new residential construction and renovation. High quality copper scrap supplemented occasionally by virgin copper ingot is the raw material used in the melting and casting of billets. Copper scrap is readily available, subject to rapid price fluctuations generally related to the price or supply of virgin copper. A small portion of the scrap is supplied by our metal recycling yards. Howell's facilities include melting, casting, piercing, extruding, drawing, finishing and other departments. Capacity is approximately 55,000,000 pounds per year. During 2001, Howell completed construction of an enlarged facility as part of a two-year expansion project which, includes a three furnace melt shop, extrusion, drawing and finishing lines. When in full production the expansion should increase capacity by approximately fifty percent.

         No single customer purchases ten percent or more of the manufacturing segment's production. The nature of certain stock products sold in the manufacturing segment are, with the exception of the steel fabrication and joist jobs, not characteristic of a long lead time order cycle. Orders for other stock products are generally filled promptly from inventory or near term production. As a result, we do not believe backlog levels are a significant factor in evaluating most operations. Backlog in our steel group at 2001 year-end was approximately $340,684,000. Backlog at 2000 year-end was approximately $312,389,000. Because most of the segment's sales are to consumers located in the sunbelt where construction activity generally continues throughout the year, demand for our products is not considered seasonal, although adverse weather can slow shipments.



THE RECYCLING SEGMENT

         Our recycling segment is engaged in processing secondary, or scrap, metals for further recycling into new metal products. This segment consists of thirty four secondary metals processing divisions' recycling plants, which excludes eight such facilities operated by our steel group as a part of the manufacturing segment.

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

         These plants processed and shipped approximately 1,599,000 tons of scrap metal during 2001 and 1,670,000 tons during the prior year. Ferrous metals comprised the largest tonnage of metals recycled at approximately 1,363,000 tons, which was approximately 75,000 less than the prior year. Shipments of non-ferrous metals, primarily aluminum, copper and stainless steel, were approximately 237,000 tons, compared to 233,000 in 2000. We also purchased and sold an additional 46,000 tons of metals processed by other metal recycling facilities. With the exception of precious metals, practically all metals capable of being recycled are processed by these plants. Our steel group's eight metals recycling facilities processed and shipped an additional 635,000 tons of primarily ferrous scrap metal during 2001.

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

         No single source of material or customer of the recycling segment represents a material part of purchases or revenues of the Company but one customer of the recycling segment made purchases aggregating approximately 9% of segment revenues. The recycling segment competes with other secondary processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals often have the capability to utilize primary or "virgin" ingot processed by mining companies interchangeably with secondary metals. The prices for nonferrous scrap metals are normally closely related to but generally less than, the prices of the primary or "virgin" metal producers. Ferrous scrap is the primary raw material for electric arc furnaces such as those operated by our steel minimills. Some minimills supplement purchases of scrap metal with direct reduced iron and pig iron for certain product lines.


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

         Customers for these materials include industrial concerns such as the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation sectors. Sales are generally made directly to consumers through and with coordination of offices in Dallas; Fort Lee and Englewood Cliffs, New Jersey; Los Angeles; Hurstville near Sydney, Australia; Singapore; Zug, Switzerland; Hong Kong, and Sandbach, United Kingdom and Bergisch Gladbach, Germany. We also maintain representative offices in Moscow, Seoul, and Beijing, as well as agents or joint venture offices at twenty three locations in significant international markets. These offices form a network for the exchange of information on the materials we market, as well as servicing sources of supply and purchasers. In most transactions we act as principal and often as a marketing representative. We utilize agents when appropriate and occasionally act as broker. We participate in transactions in practically all major markets of the world where trade by American-owned companies is permitted.

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

         The segment has made investments to acquire approximately eleven percent of the outstanding stock of a Czech Republic steel mill and twenty four percent of a Belgium greenfield venture built to process and pickle hot rolled steel coil. At year end the Belgium venture was nearing start-up operations. Both investments have related marketing activities. During the past year, our marketing and trading segment sold approximately 1.2 million tons of steel products.

         The Australian operations maintain three warehousing facilities for just in time delivery of steel and industrial products and operates a heat treating facility for steel products. During 2001 our Australian operation contracted to acquire the remaining 78% interest we did not previously own in Coil Steels Group, the third largest distributor of steel sheet and coil products in Australia, with warehouse and processing facilities in Brisbane, Sydney, Melbourne and Perth. The acquisition was completed in early September, 2001.


                                   COMPETITION

         Our steel manufacturing, steel fabricating, and copper tube manufacturing businesses compete with regional, national and foreign manufacturers and fabricators of steel and copper. Price, quality and service are the primary methods of competition.

         During 2001 imports to the United States of certain steel products, including steel concrete reinforcing bars, continued at a high level, a trend that began in 2000. In June, 2000, our minimills joined other steel manufacturers in an antidumping petition filed with the United States International Trade Commission (ITC) seeking the imposition of duties on rebar imported from several countries and sold at less than fair value. In August, 2000, the ITC determined that there was a reasonable indication of material or threatened injury to rebar manufacturers within the United States as a result of unfairly priced imports of rebar from eight of the countries. In January, 2001, preliminary dumping margins of 17% to 277% were established with final duties on rebar from the eight countries of from 17% to 232% set in April and June, 2001.

         In June, 2001, President Bush instituted an investigation under Section 201 of the Trade Act of 1974 to determine if imports of certain steel products, including those products manufactured by the Company, are being imported into the United States in such increased quantities as to be a cause of serious injury to domestic manufacturers of steel products. Subsequent to fiscal 2001 year end, in October, 2001, the ITC determined that imports of 12 product categories caused serious injury to the U.S. industry, was evenly divided as to injury from 4 product categories and made negative findings with regard to 17 categories. President Bush may adopt either the affirmative or negative finding for the 4 product categories subject to the tie vote. The ITC has stated that the 16 product categories account for 27 million tons of steel (74 percent of the imports under investigation) valued at $10.7 billion during calendar year 2000. The categories encompass a majority of the steel products produced by our minimills including rebar, hot rolled bars and light shapes. As a result of this determination, the remedy phase of the investigation has begun which may ultimately result in quotas or tariffs on imports of a majority of steel products manufactured by the Company together with possible multi-lateral government agreements limiting steel imports and regulating production capacity. The timing, extent and nature of the ultimate relief, if any, is not certain but a favorable resolution would have a beneficial impact on the domestic steel industry, including the Company's steel manufacturing operations.

         Some members of the domestic steel industry, primarily integrated steel producers with significant legacy costs associated with retiree pension and medical plans have actively supported legislation that would subsidize their operations by relieving them of liability for most legacy costs and providing other government financial assistance. The Company would not benefit by such actions since we have no significant unfunded retirement or medical plan expenses and we are opposed to government subsidies benefiting only a few of the less financially viable and production cost competitive domestic steel producers.

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

         We believe the recycling segment is among the larger entities that recycle nonferrous secondary metals and is also a major regional processor of ferrous scrap. Active consolidation occurred in the scrap processing industry in 1997 and 1998, with aggressively priced acquisitions of significant operations by several relatively new industry members. Poor markets for secondary metals and poor results for many scrap processors commencing in 1998 which have continued into 2001 resulted in an abrupt halt to acquisitions by these competitors, subsequent bankruptcy proceedings by three consolidators and efforts to sell operating or closed facilities continuing through 2001. The secondary metals business is subject to cyclical fluctuations depending upon the availability and price of unprocessed scrap metal and the demand in steel and nonferrous metals consuming industries.

         All phases of our marketing and trading business are highly competitive. Many of the marketing and trading segment's products are standard commodity items. The principal elements of competition are price, quality, reliability, financing alternatives, and additional services. This segment competes with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources or be able to pursue business without regard for the laws and regulations governing the conduct of corporations subject to the jurisdiction of the United States. We also compete with industrial consumers who purchase directly from suppliers and importers and manufacturers of semi-finished ferrous and nonferrous products. The impact of competition from internet ecommerce sites specializing in metals is not believed to be significant with several such sites closing during 2001. We continue to review opportunities for participation should ecommerce sites develop into significant and reliable competition.


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

         New federal, state and local laws, regulations and changing interpretations, together with uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors which impact our future expenditures to comply with environmental requirements. It is not possible to predict the total amount of capital expenditures or increases in operating costs or other expenses or whether such costs can be passed on to customers through product price increases. During 2001, we incurred environmental costs including disposal, permit, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $10.8 million. In addition, we estimate that approximately $502,000 of capital expenditures put in service during 2001 were for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations and do not presently anticipate material capital expenditures for new environmental control facilities during 2002.


                                    EMPLOYEES

         As of October, 2001, we had approximately 7,998 employees. Approximately 6,564 were employed by the manufacturing segment, 964 by the recycling segment, 402 by the marketing and trading segment, 33 in general corporate management and administration, with 35 employees providing service functions for divisions and subsidiaries. Production employees at one metals recycling plant and one fabrication operation are represented by unions for collective bargaining. We believe that our labor relations are generally good to excellent and our work force is highly motivated.


ITEM 2. PROPERTIES

         Our Texas steel minimill is located on approximately 600 acres of land we own. Facilities including buildings occupying approximately 767,000 square feet, are used for manufacturing, storage, office and related uses. Our Alabama steel mill is located on approximately 38 acres, with buildings occupying approximately 497,000 square feet used for manufacturing, storage, office and related use. Our South Carolina minimill is located on approximately 84 acres, with buildings occupying approximately 660,000 square feet. Our Magnolia, Arkansas facility is located on approximately 135 acres, with buildings occupying approximately 202,000 square feet. Approximately 30 acres of the Alabama mill property and all Arkansas and South Carolina mill property are leased in conjunction with revenue bond financing or property tax incentives and may be purchased by us at the termination of the leases or earlier for a nominal sum. The steel fabricating operations, including the fabrication plants, fence post and joist operations, own approximately 1,100 acres of land and lease approximately 23 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia, North Carolina, Nevada, Iowa and California. Our Howell Metal subsidiary owns approximately 30 acres of land, with buildings occupying about 325,000 square feet in New Market, Virginia.

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

         The leases on the leased properties described above will expire on various dates within the next ten years. Several of the leases have renewal options and we have had little difficulty in renewing such leases as they expire. Our minimum annual rental obligation for real estate operating leases in effect at August 31, 2001, to be paid during fiscal 2002 is approximately $2,987,000. We also lease a portion of the equipment used in our plants. Our minimum annual rental obligation for equipment operating leases in effect at August 31, 2001, to be paid during fiscal 2002, is approximately $5,798,000.


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

         Other disputes concerning the Aladdin project have been submitted to binding arbitration. In August 2000, we filed a claim for approximately $23 million against F/D. The claim seeks recovery of damages to the extent coverage is denied under the insurance policy discussed above, unpaid contract receivables, amounts for delay claims and change orders all of which have not been paid by F/D. F/D has not disputed certain amounts owed under the contract, but contends that other deductive items reduce the contract balance by approximately $6.3 million which together with other F/D claims (discussed below) exceed the unpaid contract balance. We dispute the deductive items and intend to vigorously pursue recovery of the contract balance in addition to all amounts, if any, not recovered under the insurance policy as a result of misrepresentations or omissions by F/D.

         Aladdin as project owner and F/D have filed joint claims in the arbitration proceeding against us, primarily for alleged delay damages, in the amount of $144 million which includes alleged delay damages in construction of a retail area adjacent to the project. Management believes the claims are generally unsubstantiated, we have valid legal defenses against such claims and intend to vigorously defend these claims.

         As of August 31, 2001, we have received notices from the EPA or state agency with similar responsibility that we and numerous other parties are considered potentially responsible parties, or PRPs, and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980, or CERCLA, or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at approximately fourteen locations. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that we expect will result in agreements to remediate the sites. The locations, none of which involve real estate we ever owned or conducted operations upon, are commonly referred to by the EPA or state agency as the Peak Oil Site (Tampa, FL), the NL Industries/Taracorp Site (Granite City, IL), the Sapp Battery Site (Cottondale, Florida), the Interstate Lead Company ("ILCO") Site (Leeds, Alabama), the Poly-Cycle Industries Site (Techula, Texas), the Jensen Drive Site (Houston,
TX), the SoGreen/Parramore Site (Tifton, GA), the Stoller Site (Jericho, SC), the RSR Corporation Site (Dallas, TX), the Sandoval Zinc Company Site (Marion County, IL), the Ross Metals Site (Rossville, TN), the Li Tungsten Site (Glen Cove, NY), the NL Industries Site (Pedricktown, NJ), and the Danmark Site (Tampa, FL). We have periodically received information requests with regard to other sites which are apparently under consideration for recommendation under CERCLA or similar state statutes. We do not know if any demand will ultimately be made against us as a result of those inquiries.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not Applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The table below summarizes the high and low sales prices reported on the New York Stock Exchange for Commercial Metals' common stock and cash dividends paid for the past two fiscal years.

                Price Range
2000          of Common Stock
Fiscal        ---------------         Cash
Quarter        High     Low         Dividends
---------------------------------------------

1st          $ 33.50  $ 26.56       13(cent)
2nd            33.94    27.13       13(cent)
3rd            31.13    22.13       13(cent)
4th            29.38    24.38       13(cent)

                Price Range
2001          of Common Stock
Fiscal        ---------------         Cash
Quarter        High     Low         Dividends
---------------------------------------------

1st          $ 28.19  $ 22.13       13(cent)
2nd            25.75    19.75       13(cent)
3rd            27.01    23.80       13(cent)
4th            32.73    25.25       13(cent)


        Since 1982, Commercial Metals' common stock has been listed and traded on the New York Stock Exchange. From 1959 until the NYSE listing in 1982, the common stock was traded on the American Stock Exchange. The number of shareholders of record of Commercial Metals' common stock at November 8, 2001, was approximately 2,490.

ITEM 6. SELECTED FINANCIAL DATA

         The table below sets forth a summary of selected consolidated financial information of Commercial Metals for the periods indicated:

                                                 FOR THE YEARS ENDED AUGUST 31,

                                    2001         2000         1999         1998         1997
                                 ----------   ----------   ----------   ----------   ----------

                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net Sales                         2,441,216    2,661,420    2,251,442    2,367,569    2,258,388

Net Earnings                         24,340       46,255       47,120       42,714       38,605

Diluted Earnings                       1.85         3.25         3.22         2.82         2.54
Per Share

Total Assets                      1,084,800    1,172,862    1,079,337    1,002,617      839,061

Stockholders' Equity                435,473      420,616      418,458      381,389      354,872

Long-term Debt                      251,638      261,884      265,590      173,789      185,211

Cash Dividends Per Share                .52          .52          .52          .52          .52

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CONSOLIDATED RESULTS

                                              Year ended August 31,
                                    ----------------------------------------
(in millions except share data)        2001           2000            1999
-------------------------------     ---------      ---------       ---------
Net sales                           $   2,441      $   2,661       $   2,251
Net earnings                             24.3           46.3            47.1
Cash flows*                              95.1          116.1           102.9
International sales                       755            879             760
   As % of total                           31%            33%             34%
LIFO effect on net earnings               1.1           (3.4)           12.6
   Per diluted share                     0.08          (0.24)           0.86
LIFO reserve                              6.5            8.2             3.0
   % of inventory on LIFO                  70%            71%             72%

*before changes in operating assets and liabilities


   The Company's long-time strategy of vertical integration, product diversification and geographic dispersion enabled it to outperform most of its competitors in various industry sectors in spite of difficult 2001 market conditions. Significant events affecting the Company this year: 1. Second best ever third and fourth quarter per share earnings. 2. Short-term debt was significantly reduced during the year through aggressive working capital management. 3. An unanticipated adverse court ruling resulted in an $8.3 million litigation accrual (which is under appeal). 4. Despite high imports and intense domestic competition, the increased steel group shipments, strong downstream operations, a turnaround in large structural steel jobs and lower scrap purchase costs largely offset joist and cellular beam start-up costs and higher utility expense. 5. Copper tube continued to produce historically good profits. 6. High imports, weak customers and abysmal prices resulted in a recycling segment loss for the year, but the last half was profitable. 7. The marketing and trading segment's volumes and prices declined due to the persistent global economic slowdown.

SEGMENTS

   Financial results for the Company's reportable segments are consistent with the basis and manner in which management internally disaggregates financial information for making operating decisions. The Company has three reportable segments: manufacturing, recycling, and marketing and trading. Net sales and operating profit (loss) by business segment are shown in the following table:

                                    Year ended August 31,
                             -----------------------------------
(in millions)                  2001          2000         1999
-------------                --------      --------     --------
Net sales:
  Manufacturing              $  1,321      $  1,357     $  1,206
  Recycling                       394           463          302
  Marketing and trading           771           903          802
Operating profit (loss):
  Manufacturing                  57.6          74.7         83.8
  Recycling                      (2.3)          5.8         (5.0)
  Marketing and trading           7.8          19.2         22.6

2001 COMPARED TO 2000

MANUFACTURING The manufacturing segment includes the CMC steel group and Howell Metal Company.

   Net sales for the fiscal year ended August 31, 2001 for the manufacturing segment decreased by 3% from the prior year due to lower selling prices, although both mill and fabrication shipments increased. Operating profit for the segment decreased $17.1 million (23%) from the prior year. Almost half of this decrease directly resulted from the adverse charge for litigation of $8.3 million. Also, copper tube profits declined from record prior year levels. Steel group profits (excluding the litigation accrual) were marginally lower as well. The Company, primarily in manufacturing, recorded pre-tax LIFO income of $1.7 million compared to $5.2 million LIFO expense reported in the prior year.

                                                     August 31,
                                                   -------------
(dollars per ton)                                  2001     2000
-----------------                                  ----     ----
Average mill selling price-total sales             $284     $306
Average mill selling price-finished goods only      290      314
Average fab selling price                           646      647
Average ferrous scrap purchase price                 74       91

   The Company's steel minimills recovered in the second half of 2001 despite very weak markets throughout the year. Operating profit for the four steel mills was 27% below fiscal 2000 primarily because of an operating loss at the Alabama mill and lower profits in Texas and Arkansas, which were partially offset by significantly lower losses at South Carolina. Tons melted and rolled decreased 3% to 1.8 and 1.7 million tons, respectively, while shipments rose by 3% to 1.9 million tons. For the year ended August 31, 2001, the average mill selling price decreased $22 (7%), and the average selling price for finished goods decreased $24 per ton (8%). The average scrap purchase cost for the mills decreased $17 per ton (19%) in the current year, which offset the decreases in selling prices. However, utility costs rose $9.8 million (13%) compared with the previous year. Sales prices were impacted negatively by import levels and more aggressive competition. Excluding prior year graphite electrode settlements, fiscal 2001 operating profit at SMI-Texas decreased 16% and SMI-Arkansas declined 24% from the prior year. SMI-Alabama, which was profitable in fiscal 2000, reported an operating loss in 2001. This mill was especially hurt by the price drops. Record shipments at the SMI-South Carolina mill caused losses to decrease by $8.1 million to $1.6 million, and this mill was profitable in the second half of 2001. In the fourth quarter 2001, operating profit for the four mills combined was 21% higher than last year's fourth quarter due to a 10% increase in tonnage shipped. Although selling prices were still significantly lower, utility and scrap purchase costs were down as well.

   Fiscal 2001 was another solid year in the Company's downstream steel fabrication businesses. Excluding a net pre-tax gain of $5.5 million from the sale of land and improvements in the prior year, net sales were about the same in 2001, but operating profits decreased 12%. The 2001 decrease was due to the $8.3 million litigation accrual for an adverse court ruling. Fabricated steel shipments totaled 986,000 tons, 3% more than the previous record-setting year, although this included new capacity. Prices were mixed but the annual average fab selling price was substantially unchanged, although lower in the fourth quarter 2001, compared to the prior year periods. Steel joist and cellular beam manufacturing operations incurred $8.9 million in start-up costs for four projects. These costs were more than offset by a major turnaround in large structural steel jobs fabricated by SMI-Owen.

   Fiscal 2001 operating profit for Howell Metal Company, although still historically above average, decreased 29% from the prior year's record results. Shipments decreased less than 1% to 57.3 million pounds, but metal spreads declined 13%. Production at the plant decreased comparably to shipments. Although the housing sector of the U.S. economy remained relatively strong, demand for plumbing and refrigeration tube was softer than it had been in the prior year. In the second half of 2001, the division added line sets to its product mix, although shipments of this new product were not yet significant. The division continued to adapt to consolidation among its buyers in the marketplace.

   Capital improvements for the Company decreased significantly to $53 million from $70 million spent in 2000, primarily in the manufacturing segment. The prior year's amount included the expansion at the copper tube mill and the installation of a ladle metallurgical station at SMI-South Carolina. The copper tube mill expansion was almost complete at the end of fiscal 2001.

RECYCLING The recycling segment incurred an operating loss of $2.3 million for the year ended August 31, 2001, compared to a $5.8 million operating profit in the prior year. Tons processed and shipped decreased 4% from the record prior year level; however, net sales decreased 15%. Due to high scrap imports, weak domestic steel mills and the strong U.S. dollar, ferrous prices fell $21 per ton (22%) from fiscal 2000 to $75 per ton, and shipments fell 5%. Nonferrous margins were impacted as well by the sharp drop in terminal market values. The average nonferrous scrap price was 5% lower on volumes which were 2% higher. The effect of the very poor markets was mitigated by increased productivity, high asset turnover and reduced expenses.

   The total volume of scrap processed and shipped in 2001, including the CMC steel group operations, decreased slightly to 2.3 million tons from 2.4 million tons in fiscal 2000.

MARKETING AND TRADING The marketing and trading segment's net sales declined in fiscal 2001 by 15% to $771 million, and operating profits were 59% lower than the prior year. Depressed global economies, oversupply in most markets and intense competition from domestic suppliers in the respective markets were the key contributing factors. During the fourth quarter of 2001, prices softened further, extending the squeeze on gross margins and resulting in an abnormal incidence of claims. Also, the strong U.S. dollar continued to hamper the segment's results in various parts of the world. Margins were compressed for most steel products, nonferrous metal products and industrial raw materials and products. The Company's strategy in recent years to enhance its regional business tempered the difficult market and currency conditions.

   Most importantly, the segment was able to attain profitability even as it continued a major commitment to develop quality people in sales and administration to provide for long-term growth. It continued to diversify and build business by adding product and geographic areas. Regional trade expanded as well, and the Company continued to increase its presence in the processing of the materials and products it buys and sells.

OTHER

   The Company's employees' retirement plans' expense decreased in fiscal 2001 due to reductions in discretionary items consistent with year over year operating profitability.

NEAR-TERM OUTLOOK

   The U.S. and other major economies have slowed considerably, especially in the aftermath of the terrorist attacks on September 11, 2001. An economic recovery appears to be delayed to the middle of calendar year 2002, with sectors such as durable goods, private non-residential construction and housing likely to weaken in the short term. Other construction markets should remain firm, particularly spending for highways and bridges, institutional buildings and power plants. The U.S. Department of Transportation budget for its fiscal 2002 (October 1, 2001-September 30, 2002) includes a record $42.8 billion for transportation infrastructure, i.e, roads, bridges, airports and transit projects. More severe production cutbacks are anticipated for global steel and nonferrous metals, and pricing and volume in the Company's segments should improve as supply and demand come into better balance. The Company anticipates improved fiscal 2002 results based mainly on internal improvements including the absence of a litigation accrual, lower start-up expenses and lower interest expense. Management expects lower, or at least stable utility costs and has reduced costs in other areas, which should benefit next year. Also, the U.S.'s monetary and fiscal stimulus measures should benefit the second half of the Company's fiscal 2002 after consumer and business confidence is restored.

   Overall, the Company anticipates higher net sales and net earnings from its steel mills in fiscal 2002. Management anticipates that the operating results at SMI-South Carolina will continue to improve. President Bush announced on June 5, 2001, that the U.S. International Trade Commission would conduct a Section 201 trade investigation into whether steel imports are causing serious injury to the U.S. steel industry. A favorable resolution would be beneficial for the Company's steel business. Meanwhile, a successful antidumping trade case on steel rebar imports has provided modest relief for rebar although shifting of origins has occurred. The CMC steel group plans to continue its growth in rebar fabrication, niche applications of structural steel, fence posts, concrete-related products, heat treating of steel and other related fabricated steel products and components. The Company anticipates that progress in improving the operations at SMI-Owen will continue into the new fiscal year.

   Start up of the 50% addition to the Company's copper tube mill in Virginia has begun in stages, and production and shipments are expected to increase as the new year progresses. The planned product mix includes HVAC products and line sets.

   Both ferrous and nonferrous operations in the recycling segment should be profitable for fiscal 2002, although the first half of the year will be difficult because of prevailing market conditions. The Company is poised to capitalize on better markets and to continue its turnaround and rationalization at underperforming facilities. Additionally, the Company's national account program, which was created to enhance sourcing of industrial scrap, will continue its growth.

   The marketing and trading segment began the new year with continued penetration in marketing and distribution while maintaining a strong presence in the trading side of the business. During 2002, management will build further on strategic alliances with customers and suppliers. Also, the September 2001 acquisition of the remaining interest in Coil Steels Group, an Australian service center in which the Company already owned a 22% share, is expected to have a positive impact.

   During fiscal 2001, capital spending was reduced to $53 million from $70 million in 2000 as the Company focused on reducing short-term debt. As operating results improve, the Company plans to increase capital expenditures by 53% to $81 million for fiscal 2002, including the acquisition of Coil Steels Group. Over 30% of the fiscal 2002 capital expenditures will be for expansion in downstream fabrication operations in the steel group and the acquisition of the remaining shares of Coil Steels Group. The remaining increase is partially due to several projects that were deferred and carried over from the prior year. There are no major projects planned at the steel mills for fiscal 2002, rather smaller enhancements and maintenance expenditures. All segments will also focus on improving or disposing of underperforming operations, especially if they no longer fit the Company's strategic direction.

LONG-TERM OUTLOOK

   The Company is poised to move to the next level in net sales and net earnings at its steel minimills. The mills are versatile, flexible, highly productive and produce high quality products. Finished product capacity at the combined mills has increased to 2.3 million tons. Management anticipates relatively high public sector consumption of steel bar and structurals in the next several years. Steel fabrication will continue to be an essential element of the Company's vertical integration strategy and a growing part of its overall business. Infrastructure growth in the U.S. and elsewhere will be a catalyst for increased demand for the Company's steel products. The Company's strong regional presence in the copper tube industry is a solid building block for further growth and profitability. Management believes that the long-term demand for scrap will continue to grow and that the Company's regional volume will increase. The marketing and trading segment will further its efforts on value-added businesses to broaden its product range and provide more services to suppliers and customers.

   To achieve improved profits and return on capital employed, management believes that consolidation within the steel industry is imperative. The reasons are compelling, the foremost of which are the inadequate return on capital for most companies in the industry, numerous bankruptcies, a highly fragmented industry, the necessity for the rationalization of non-competitive capacity and more effective marketing.

   The Company is committed to creating long-term growth and building earnings through continuous internal improvements, selective acquisitions, a focus on cash flows, strong regional positions and outstanding people. The Company will participate in industry consolidation, form strategic alliances, grow value-added businesses, redeploy assets and increase its earnings and cash flows in order to create economic value and improve return on capital employed.

   The sections regarding near- and long-term outlook contain forward-looking statements regarding the outlook for the Company's financial results including net earnings, product pricing and demand, production rates, energy costs, interest rates, inventory levels, results of litigation and general market conditions. These forward-looking statements can generally be identified by phrases such as the Company or its management "expects," "anticipates," "believe," "plans to," "should," "likely," "appears," "projected," or other words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the Company's expectations include interest rate changes, construction activity, difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes, metals pricing over which the Company exerts little influence, increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing, court decisions, global factors including credit availability, currency fluctuations, energy prices, and decisions by governments impacting the level and pace of overall economic activity.

2000 COMPARED TO 1999

SEGMENTS

MANUFACTURING Net sales for the fiscal year ended August 31, 2000, for the manufacturing segment increased by 13% from the prior year, primarily due to increased tons shipped. Operating profit for the segment decreased by 11% from the prior year because of an increase in scrap costs for the steel mills (which was only partially mitigated by year-to-year mill total sales price increases) and a decline in fabrication sales prices. Also, losses sustained at the South Carolina mill and on several large, complex structural steel fabrication jobs at SMI-Owen were partially offset by record earnings at the copper tube mill. The Company, primarily in manufacturing, incurred pre-tax $5.2 million LIFO expense versus $15.9 million LIFO income reported in the prior year.

                                                    August 31,
                                                   -------------
(dollars per ton)                                  2000     1999
-----------------                                  ----     ----
Average mill selling price-total sales             $306     $299
Average mill selling price-finished goods only      314      317
Average fab selling price                           647      677
Average scrap purchase price                         91       76

   Operating profit for the four steel mills was 26% below fiscal 1999 primarily due to a $9.7 million operating loss at the South Carolina mill and difficult markets. Tons melted and rolled increased 17% and 25%, respectively. Shipments rose to 1.9 million tons (10%). Production increased substantially at both SMI-Alabama and SMI-South Carolina, benefiting from the significant capital investments made in the prior year. For the year ended August 31, 2000, the average mill selling price for finished goods decreased $3 per ton (1%), and in the fourth quarter declined by $19 per ton from the third quarter to end the year at an average of $314. Margins were squeezed as the average scrap purchase cost for the mills increased $15 per ton (20%) in the current year to $91 per ton. Sales prices were impacted negatively by imports in some of the major product lines. Also, higher energy costs impacted mill operating results. The Company received $2.3 million pre-tax in fiscal 2000 versus $8.1 million in 1999 from graphite electrode antitrust litigation settlements. Excluding the graphite electrode settlements, operating profit at SMI-Alabama increased 55% from the prior year and was substantially the same at SMI-Texas. Operating profit at SMI-Arkansas improved 32% from the prior year. Production at the SMI-South Carolina rolling mill was at record levels, but marketing was slower than anticipated while depreciation and amortization expenses increased by $8.9 million. Intercompany interest costs increased by $6.3 million as little interest was capitalized.

   The computer migration project was substantially completed during the first half of fiscal 2000. Computer migration costs were $3.7 million pre-tax, substantially less than the $10.9 million incurred in the prior year.

   Fiscal 2000 was another good year in the Company's downstream steel fabrication businesses. Net sales increased by 9% from 1999, but operating profits (excluding the large steel fabrication jobs at SMI-Owen) decreased 7%. Fabricated steel shipments totaled 955,000, 14% more than the previous year. This was offset by a decrease in prices of $30 per ton (4%) caused by competitive pressures, and $21 million of operating losses from some large, older and complex structural steel jobs fabricated by SMI-Owen. SMI-Owen realized a net pre-tax gain of $5.5 million from the sale of land and improvements. In 2000, the Company acquired substantially all of the assets of two rebar fabrication operations in California: Fontana Steel, Inc., with operations in Rancho Cucamonga, San Marcos and Stockton, and C&M Steel, Inc. in Fontana. Also, the Company purchased substantially all of the operating assets of Bell-Barcelona Concrete Accessories, further expanding its concrete-related products business in Texas. The purchase prices for these acquisitions were not significant to the Company.

   Fiscal 2000 was a record year for Howell Metal Company, the Company's copper tube mill in Virginia. Production increased by 12%, and operating profit increased by nearly 50% from the prior year. Shipments increased by 13%, and metal spreads improved by 19%. Residential construction, the principal economic driver, remained strong during 2000.

   Capital improvements for the Company decreased significantly to $70 million from the record $142 million spent in 1999, primarily in the manufacturing segment.

   RECYCLING The recycling segment generated operating profit of $5.8 million for the year ended August 31, 2000, compared to a $5.0 million operating loss in the prior year. Fiscal 2000 was a record year for tons processed and shipped, which increased 16%. With an increase in selling prices of $15 per ton, net sales increased 53%. Ferrous prices, however, fell during the second half of fiscal 2000. Nonferrous markets were relatively firm and supply was more balanced; consequently, prices were steadier. Nonferrous prices and volumes were up approximately 19% and 18%, respectively. Processing costs for the segment decreased in fiscal 2000 as a result of the regional organizational restructuring implemented in 1999.

   The total volume of scrap processed and shipped in 2000, including the steel group operations, increased 17% to 2.4 million tons.

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

   During fiscal 2000, the Company added and developed quality people in sales and administration to provide for long-term growth. This was achieved by continuing to diversify and build the business in added product and geographic areas and expanding regional trade. The Company continued to increase its presence in the processing of the materials and products, which it buys and sells. The Company acquired an 11% stake and executed a long-term marketing and trading agreement with a Czech steel mill, Trinecke Zelezarny, one of its key European suppliers.

2001 LIQUIDITY AND CAPITAL RESOURCES

   Cash flows from operations (before changes in operating assets and liabilities) for the year ended August 31, 2001, were $95 million compared to $116 million for fiscal year 2000. However, decreases in operating assets significantly increased the cash flows from operating activities. Accounts receivable, net of notes receivable from affiliate, significantly decreased in all segments partly due to the accounts receivable securitization program implemented in June 2001. The remaining decrease in accounts receivable was due to lower sales prices and faster collection. Due to weakness in the domestic and global economies, the Company recorded a $4.4 million provision for losses on receivables, up from $900 thousand in the prior year. Inventories decreased in all segments following management's emphasis on improving cash flows and consequently, reducing short-term debt. Other assets decreased mostly due to lower refundable federal income taxes and decreased funding for the Company's nonqualified employee benefits plan.

   Cash flows from operating activities in fiscal 2001 were invested in new plant and equipment, primarily in the manufacturing segment (including the expansion of the copper tube facility and new joist and cellular beam plants). During fiscal 2000, the steel group sold land and improvements grossing $8.4 million, which after costs related to the sale and escrows, resulted in a net gain of $5.5 million (pre-tax).

   Net working capital was $292 million as of August 31, 2001, compared to $272 million last year. The current ratio increased to 1.8 versus 1.6 at the prior year end.

   During fiscal 2001, the Company consummated several key financing arrangements. In June 2001, a new accounts receivable securitization program was implemented with an entity associated with Mellon Bank. This arrangement provides for funding up to $130 million. The proceeds from the sales of accounts receivable under this arrangement were used to reduce short-term notes payable and commercial paper and for other corporate uses. $40 million was utilized under this program at August 31, 2001, of which $23 million was temporarily invested. In August 2001, the Company renegotiated its unsecured revolving bank credit facilities. As a result, the Company reduced its commercial paper program to permit maximum borrowings of up to $135 million, down from the previous $200 million level. On a combined basis, these actions provided the Company increased short-term funding capacity and flexibility.

   The Company's commercial paper is rated in the second highest category by Moody's Investors Service (P-2), Standard & Poor's Corporation (A-2) and Fitch (F-2). Formal bank credit lines equal to 100% of the amount of all commercial paper outstanding are maintained. No commercial paper was outstanding at August 31, 2001.

   The Company's $250 million long-term notes issued in February 1999 ($100 million), July 1997 ($50 million) and July 1995 ($100 million) are rated investment grade by Standard & Poor's Corporation and Fitch (BBB) and by Moody's Investors Service (Baa1).

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

   Capital investments in property, plant and equipment were $53 million in 2001 compared to $70 million the prior year. Capital spending for fiscal 2002 is projected to be $81 million. The most important planned projects are the expansion of the downstream businesses in steel fabrication, both through acquisition and greenfield operations.

   Total capitalization was $718 million at the end of fiscal 2001, slightly up from the prior year. The ratio of long-term debt to total capitalization was 35.1%, down from 36.7% last year, and the ratio of total debt to total capitalization plus short-term debt was 36.3% down from 44.6%. Stockholders' equity was $435 million or $33.30 per share. During the fiscal year, the Company repurchased 271,500 shares of Company stock at an average cost of $24.74 per share. At year end, the Company had remaining an additional 533,781 shares authorized for repurchase. On August 31, 2001,

3,053,989 treasury shares were held by the Company. There were 13,078,594 shares outstanding at year end.

CONTINGENCIES

CONSTRUCTION CONTRACT DISPUTES In December 2000, the Company received a Court's unanticipated adverse findings of fact and conclusions of law from a trial which concluded in October 1999, arising from a contractual dispute with a customer. Accordingly, the Company increased its reserve for litigation by $10.7 million. In July 2001, the Court entered judgment against the Company in an amount which was $2.5 million less than originally accrued. The Company is appealing the judgment.

   A subsidiary of the Company entered into a fixed price contract with the design/builder general contractor (D/B) to furnish, erect and install structural steel, hollow core pre-cast concrete planks, fireproofing, and certain concrete slabs along with related design and engineering work for the construction of a large hotel and casino complex (Project). In connection with the contract, the D/B secured insurance under a subcontractor/vendor default protection policy (Policy) which named the Company as an insured in lieu of performance and payment bonds. A large subcontractor to the Company defaulted, and the Company incurred unanticipated costs to complete the work. The Company has made a claim under the Policy for all losses, costs, and expenses incurred by the Company arising from or related to the default, of which $6.6 million was recorded in other assets at August 31, 2001 and 2000. Although the insurance company paid or escrowed partial payment of certain claims resulting from the default, it is now contesting the nature and extent of the Policy's coverage and may take the position that the Policy is void due to misrepresentations and omissions by the D/B and the insurance broker. The Company filed suit against the insurance company and broker in March 2000. Management intends to vigorously pursue recovery of all damages incurred by the Company resulting from the default as well as damages arising from the insurance company's breaches of duties owed to the Company under the Policy.

   Disputes between the Company and the D/B have been submitted to binding arbitration. The Company has filed a claim for approximately $23 million against the D/B. The claim seeks recovery of damages to the extent coverage is denied under the Policy discussed above, unpaid contract receivables, amounts for delay claims and change orders all of which have not been paid by the D/B. At August 31, 2001 and 2000, the Company maintained contract receivables of $7.2 million from the D/B. The D/B has not disputed certain amounts owed under the contract, but contends that other deductive items, disputed by the Company, reduce the contract balance by approximately $6.3 million which together with other D/B claims (discussed below) exceed the unpaid contract balance. The Company disputes the deductive items in the D/B's claim and intends to vigorously pursue recovery of the contract balance in addition to all amounts, if any, not recovered under the Policy as a result of misrepresentations or omissions of the D/B.

   The owner of the Project and the D/B have filed joint claims in the arbitration proceeding against the Company, primarily for alleged delay damages, totaling approximately $144 million which includes alleged delay damages in construction of a retail area adjacent to the Project. Management believes the claims are generally unsubstantiated, and the Company has valid legal defenses against such claims and intends to vigorously defend these claims. Management is unable to determine a range of potential loss related to such claims, and therefore no losses have been accrued; however, it believes the ultimate resolution will not have a material effect on the Company's consolidated financial statements. Due to the uncertainties inherent in the estimating process, it is at least reasonably possible that a change in the Company's estimate of its collection of amounts receivable and possible liability could occur in the near term.

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

   The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at fifteen sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

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

   In fiscal 2001, the Company incurred environmental expense of $10.8 million. This included the cost to staff environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessment, remediation, consultant fees, baghouse dust removal and various other expenses. The Company estimates that approximately $502 thousand of its capital expenditures for fiscal 2001 related to costs directly associated with environmental compliance. At August 31, 2001, $4.4 million remained accrued for environmental liabilities, of which $1.9 million was in other long-term liabilities.

DIVIDENDS

   Quarterly cash dividends have been paid in each of the past 37 consecutive years. The annual dividend in 2001 was 52 cents a share paid at the rate of 13 cents each quarter.

RECENTLY ISSUED ACCOUNTING STANDARDS

   Recently issued accounting standards are described in note 1 to the consolidated financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

APPROACH TO MINIMIZING MARKET RISK The Company's product lines and its worldwide operations expose it to risks associated with fluctuations, sometimes volatile, in foreign exchange and interest rates and commodity prices. It employs various strategies to mitigate the effects of this volatility. None of the instruments used are entered into for trading purposes or speculation; all are economically effective as hedges of underlying physical transactions. The accompanying information mandated by the Securities and Exchange Commission should be read in conjunction with notes 1 and 5 to the annual financial statements.

FOREIGN EXCHANGE The Company enters into foreign exchange forward contracts as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency to mitigate the effects of changes in currency rates. No single currency poses a primary risk to the Company; fluctuations that cause temporary disruptions in one market segment tend to open opportunities in other segments.

INTEREST RATES Substantially all of the Company's short- and long-term debt is denominated in United States dollars. The Company's financial results as affected by interest rates are most vulnerable to swings in short-term commercial borrowing rates. At August 31, 2001, $7 million Australian dollars notional amount of debt was covered by an interest rate swap. The swap is variable to fixed, terminating June 2, 2003. The variable rate at year end was 4.9% and the fixed rate 5.5%. At August 31, 2001, the fair value of this derivative liability was minimal.

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

   Certain of the Company's derivative instruments which management believes are economic hedges and mitigate exposures to fluctuations in exchange rates and commodity prices, have not been designated as hedges for accounting purposes. The changes in fair value of these instruments resulted in a $452 thousand increase in cost of goods sold for the year ended August 31, 2001.

   The following table provides certain information regarding the financial instruments discussed above.

FOREIGN CURRENCY EXCHANGE CONTRACT COMMITMENTS AS OF AUGUST 31, 2001:

                                                Range of              U.S. $
       Amount              Currency            Hedge Rates          Equivalent
       ------              --------            -----------          ----------
       1,344,000            German mark       $.4735-.5137         $    655,000
      13,641,000                    ECU        .8577-.9164           12,292,000
   1,174,150,000           Japanese yen        .0085-.0090           10,227,000
      10,710,000          British pound        1.390-1.452           15,361,000
      54,776,000      Australian dollar        .5022-.5520           28,779,000
         850,000        Canadian dollar        .6383-.6385              543,000
                                                                   ------------
                                                                     67,857,000
Revaluation as of August 31, 2001, at quoted market
                                                                     69,184,000
                                                                   ------------
Settlement loss                                                    $  1,327,000

o Substantially all foreign currency exchange contracts mature within one year.

o Hedge rates reflect foreign currency conversion to U.S. dollar.

AS OF AUGUST 31, 2000:
Revaluation at quoted market                                       $ 44,727,000

Settlement gain                                                    $  1,419,000

METAL COMMODITY CONTRACT COMMITMENTS AS OF AUGUST 31, 2001:

                                                                                                Range of      Total Contract
                                    Long/       # of       Standard          Total            Hedge Rates       Value at
Terminal Exchange        Metal      Short       Lots       Lot Size         Weight              Per MT         Inception
-----------------        -----      -----       ----       --------         ------            -----------     --------------
London Metal
Exchange (LME)          Copper       Long        500           25 MT        12,500 MT       $    1,565-2,003   $   879,000
                        Copper      Short        100           25 MT         2,500 MT            1,438-1,994       158,000
                          Zinc       Long        100           25 MT         2,500 MT            1,030-1,192       109,000
                      Aluminum       Long        875           25 MT        21,875 MT            1,360-1,521     1,246,000
                      Aluminum      Short      1,725           25 MT        43,125 MT            1,424-1,463     2,503,000

New York Mercantile                                                                              Per 100/wt.
Exchange                Copper       Long        242     25,000 lbs.      6.1 MM lbs.            66.85-91.00     4,280,000
Commodities Division
(Comex)                 Copper      Short         99     25,000 lbs.      2.5 MM lbs.            67.15-70.40     1,716,000
                                                                                                               -----------
                                                                                                                10,891,000
Revaluation as of August 31, 2001, at quoted market                                                             10,733,000
                                                                                                               -----------
Settlement loss                                                                                                $   158,000

o Seven lots mature after one year

o MT = Metric Tons

o MM = Millions

AS OF AUGUST 31, 2000:
Revaluation at quoted market                                                                                   $15,491,000

Settlement gain                                                                                                $   134,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                   Commercial Metals Company and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                             Year ended August 31,
                                                   ----------------------------------------
(in thousands, except share data)                     2001           2000           1999
---------------------------------                  ----------     ----------     ----------
Net sales                                          $2,441,216     $2,661,420     $2,251,442

Costs and expenses:
  Cost of goods sold                                2,143,900      2,333,930      1,948,596
  Selling, general and administrative expenses        211,539        208,808        192,233
  Employees' retirement plans                          10,611         18,108         15,933
  Interest expense                                     27,608         27,319         19,650
  Litigation accrual                                    8,258             --             --
                                                   ----------     ----------     ----------
                                                    2,401,916      2,588,165      2,176,412
                                                   ----------     ----------     ----------
Earnings before income taxes                           39,300         73,255         75,030
Income taxes                                           14,960         27,000         27,910
                                                   ----------     ----------     ----------
Net earnings                                       $   24,340     $   46,255     $   47,120
                                                   ==========     ==========     ==========
Basic earnings per share                           $     1.87     $     3.30     $     3.25
                                                   ==========     ==========     ==========
Diluted earnings per share                         $     1.85     $     3.25     $     3.22
                                                   ==========     ==========     ==========

                                 See notes to consolidated financial statements.

                   Commercial Metals Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                   August 31,
                                                          ----------------------------
(in thousands, except share data)                             2001             2000
---------------------------------                         -----------      -----------
ASSETS

Current assets:
   Cash                                                   $    33,289      $    20,067
   Temporary investments                                       23,000               --
   Accounts receivable (less allowance for collection
     losses of $5,192 and $7,868)                             204,032          354,045
   Notes receivable from affiliate                             95,515               --
   Inventories                                                236,679          277,455
   Other                                                       49,662           59,777
                                                          -----------      -----------
     Total current assets                                     642,177          711,344

Property, plant and equipment:
   Land                                                        29,315           27,984
   Buildings                                                  109,549           97,566
   Equipment                                                  704,469          676,369
   Leasehold improvements                                      33,213           31,507
   Construction in process                                     20,350           22,702
                                                          -----------      -----------
                                                              896,896          856,128

   Less accumulated depreciation and amortization            (501,045)        (448,616)
                                                          -----------      -----------
                                                              395,851          407,512
Other assets                                                   46,772           54,006
                                                          -----------      -----------
                                                          $ 1,084,800      $ 1,172,862
                                                          ===========      ===========

                                 See notes to consolidated financial statements.

                                                                           August 31,
                                                                 ----------------------------
(in thousands, except share data)                                    2001             2000
---------------------------------                                -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Commercial paper                                               $        --      $    79,000
  Notes payable                                                        3,793           13,466
  Accounts payable                                                   201,292          194,538
  Accrued expenses and other payables                                133,464          142,680
  Income taxes payable                                                 1,105              678
  Current maturities of long-term debt                                10,288            8,828
                                                                 -----------      -----------
    Total current liabilities                                        349,942          439,190

Deferred income taxes                                                 30,405           31,131

Other long-term liabilities                                           17,342           20,041

Long-term debt                                                       251,638          261,884

Commitments and contingencies

Stockholders' equity:
  Capital stock:
    Preferred stock                                                       --               --
    Common stock, par value $5.00 per share:
    authorized 40,000,000 shares; issued 16,132,583 shares;
    outstanding 13,078,594 and 13,172,675 shares                      80,663           80,663
  Additional paid-in capital                                          13,930           14,231
  Accumulated other comprehensive loss                                (1,961)          (1,591)
  Retained earnings                                                  424,688          407,128
                                                                 -----------      -----------
                                                                     517,320          500,431
  Less treasury stock 3,053,989 and 2,959,908 shares at cost         (81,847)         (79,815)
                                                                 -----------      -----------
                                                                     435,473          420,616
                                                                 -----------      -----------
                                                                 $ 1,084,800      $ 1,172,862
                                                                 ===========      ===========

                                 See notes to consolidated financial statements.

                   Commercial Metals Company and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              August 31,
                                                               ---------------------------------------
(in thousands)                                                    2001           2000           1999
--------------                                                 ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Earnings                                                 $  24,340      $  46,255      $  47,120
  Adjustments to earnings not requiring cash:
    Depreciation and amortization                                 67,272         66,583         52,054
    Provision for losses on receivables                            4,371            948          1,877
    Deferred income taxes                                           (726)         7,868          1,887
    Gain on sale of property and other                              (148)        (5,570)           (68)
                                                               ---------      ---------      ---------
  Cash Flows from Operations Before Changes in
   Operating Assets and Liabilities                               95,109        116,084        102,870

  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable                   108,408        (57,144)        18,929
    Proceeds from sales of accounts receivable, net change        40,000             --             --
    Decrease (increase) in notes receivable from affiliate       (98,281)            --             --
    Decrease (increase) in inventories                            40,776        (27,767)         7,543
    Decrease (increase) in other assets                           11,837        (32,720)        (5,809)
    Increase (decrease) in accounts payable,
     accrued expenses, other payables and income taxes            (2,200)         4,385         29,155
    Increase (decrease) in other long-term
     liabilities                                                  (2,699)         5,780          5,606
                                                               ---------      ---------      ---------
Net Cash Flows from Operating Activities                         192,950          8,618        158,294

CASH FLOWS USED BY INVESTING ACTIVITIES:

  Purchases of property, plant and equipment, net                (53,022)       (69,627)      (141,752)
  Sales of property, plant and equipment                           2,866          9,323          4,247
  Temporary investments, net                                     (23,000)            --             --
  Other investments                                                   --         (2,966)            --
                                                               ---------      ---------      ---------
Net Cash Used by Investing Activities                            (73,156)       (63,270)      (137,505)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:

  Commercial paper-net change                                    (79,000)        69,000        (30,000)
  Notes payable-net change                                        (9,673)         9,084        (56,427)
  New long-term debt                                                  --             --        100,000
  Payments on long-term debt                                      (8,786)        (4,750)        (9,809)
  Stock issued under incentive and purchase plans                  4,383          5,958          3,679
  Treasury stock acquired                                         (6,716)       (41,934)        (7,012)
  Dividends paid                                                  (6,780)        (7,304)        (7,540)
                                                               ---------      ---------      ---------
Net Cash from (Used by) Financing Activities                    (106,572)        30,054         (7,109)
                                                               ---------      ---------      ---------
Increase (Decrease) in Cash                                       13,222        (24,598)        13,680

Cash at Beginning of Year                                         20,067         44,665         30,985
                                                               ---------      ---------      ---------
Cash at End of Year                                            $  33,289      $  20,067      $  44,665
                                                               =========      =========      =========

                                 See notes to consolidated financial statements.

                   Commercial Metals Company and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Common Stock                          Accumulated
                                              -------------------------     Additional       Other
                                               Number of                      Paid-In     Comprehensive
(in thousands, except share data)               Shares         Amount         Capital         Loss
---------------------------------             ----------     ----------     ----------    -------------
Balance, September 1, 1998                    16,132,583     $   80,663     $   14,285     $   (1,596)

   Comprehensive income:
     Net earnings
     Other comprehensive income-
       Foreign currency translation
         adjustment, net of taxes of $442                                                         822

   Comprehensive income
   Cash dividends-$.52 per share
   Treasury stock acquired
   Stock issued under incentive
     and purchase plans                                                           (154)
                                              ----------     ----------     ----------     ----------
Balance, August 31, 1999                      16,132,583         80,663         14,131           (774)
                                              ----------     ----------     ----------     ----------
   Comprehensive income:
     Net earnings
     Other comprehensive loss-
       Foreign currency translation
         adjustment, net of taxes of $440                                                        (817)

   Comprehensive income
   Cash dividends-$.52 per share
   Treasury stock acquired
   Stock issued under incentive
     and purchase plans                                                            100
                                              ----------     ----------     ----------     ----------
Balance, August 31, 2000                      16,132,583         80,663         14,231         (1,591)
                                              ----------     ----------     ----------     ----------
   Comprehensive income:
     Net earnings
     Other comprehensive loss-
     Unrealized loss on derivatives,
       net of taxes of $7                                                                         (14)
     Foreign currency translation
       adjustment, net of taxes of $192                                                          (356)

   Comprehensive income
   Cash dividends-$.52 per share
   Treasury stock acquired
   Stock issued under incentive
     and purchase plans                                                           (301)
                                              ----------     ----------     ----------     ----------
Balance, August 31, 2001                      16,132,583     $   80,663     $   13,930     $   (1,961)
                                              ==========     ==========     ==========     ==========


                                                                       Treasury Stock
                                                                 --------------------------
                                                   Retained      Number of
(in thousands, except share data)                  Earnings        Shares          Amount          Total
---------------------------------                 ----------     ----------      ----------      ---------
Balance, September 1, 1998                        $  328,597     (1,562,972)     $  (40,560)     $ 381,389

   Comprehensive income:
     Net earnings                                     47,120                                        47,120
     Other comprehensive income-
       Foreign currency translation
         adjustment, net of taxes of $442                                                              822
                                                                                                 ---------

   Comprehensive income                                                                             47,942
   Cash dividends-$.52 per share                      (7,540)                                       (7,540)
   Treasury stock acquired                                         (314,400)         (7,012)        (7,012)
   Stock issued under incentive
     and purchase plans                                             151,049           3,833          3,679
                                                  ----------     ----------      ----------      ---------
Balance, August 31, 1999                             368,177     (1,726,323)        (43,739)       418,458
                                                  ----------     ----------      ----------      ---------
   Comprehensive income:
     Net earnings                                     46,255                                        46,255
     Other comprehensive loss-
       Foreign currency translation
         adjustment, net of taxes of $440                                                             (817)
                                                                                                 ---------
   Comprehensive income                                                                             45,438
   Cash dividends-$.52 per share                      (7,304)                                       (7,304)
   Treasury stock acquired                                       (1,465,100)        (41,934)       (41,934)
   Stock issued under incentive
     and purchase plans                                             231,515           5,858          5,958
                                                  ----------     ----------      ----------      ---------
Balance, August 31, 2000                             407,128     (2,959,908)        (79,815)       420,616
                                                  ----------     ----------      ----------      ---------
   Comprehensive income:
     Net earnings                                     24,340                                        24,340
     Other comprehensive loss-
     Unrealized loss on derivatives,
       net of taxes of $7                                                                              (14)
     Foreign currency translation
       adjustment, net of taxes of $192                                                               (356)
                                                                                                 ---------

   Comprehensive income                                                                             23,970
   Cash dividends-$.52 per share                      (6,780)                                       (6,780)
   Treasury stock acquired                                         (271,500)         (6,716)        (6,716)
   Stock issued under incentive
     and purchase plans                                             177,419           4,684          4,383
                                                  ----------     ----------      ----------      ---------
Balance, August 31, 2001                          $  424,688     (3,053,989)     $  (81,847)     $ 435,473
                                                  ==========     ==========      ==========      =========

                See notes to consolidated financial statements.

                   Commercial Metals Company and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS The Company manufactures, recycles and markets steel and metal products and related materials. Its manufacturing and recycling facilities and primary markets are located in the Sunbelt from the mid-Atlantic area through the West. Through its global marketing offices, the Company trades steel and nonferrous metal products and other industrial products worldwide. As more fully discussed in note 13, the manufacturing segment is the most dominant in terms of capital assets and operating profit.

CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries except CMC Receivables, Inc. (CMCR). See note 2. All material intercompany transactions and balances are eliminated in consolidation.

REVENUE RECOGNITION Generally, sales are recognized when title passes to the customer. Certain revenues related to the steel fabrication operations are recognized on the percentage of completion method. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs for certain projects will be further revised in the near-term.

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

TEMPORARY INVESTMENTS The Company considers investments that are short-term (generally with original maturities of three months or less) and highly liquid to be temporary investments.

DERIVATIVES The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses from the changes in the values of the derivatives are recorded in the statement of earnings, or are deferred if they are highly effective in achieving offsetting changes in fair values or cash flows of the hedged items during the term of the hedge.

RECLASSIFICATIONS Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the classifications used in the current year.

ACCOUNTING STANDARDS The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedges (as amended) on September 1, 2000. Adoption of this new standard had no material impact on the financial position or results of operations of the Company (see note 5).

   On September 1, 2000, the Company adopted the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The Company's revenue recognition policies were in substantial conformity with the SAB.

   In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaced SFAS No. 125. The Company's sales of accounts receivable in 2001 were accounted for as true sales (see note 2).

   SFAS No. 141, Business Combinations, prohibiting the pooling-of-interests method, was effective for all business combinations initiated after June 30, 2001.

   SFAS No. 142, Goodwill and Other Intangible Assets, must be adopted by the Company in the first quarter of its fiscal year 2003, and will be applied to all goodwill and other intangible assets recognized on the balance sheet, regardless of when those assets were initially recognized. Goodwill must be tested for impairment as of the beginning of the fiscal year of adoption and annually thereafter. Goodwill acquired in a business combination completed after June 30, 2001 cannot be amortized.

   In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for the Company in fiscal 2003. This standard requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the assets. Management is still evaluating the impact of this Statement.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121 and certain provisions of Accounting Principles Board Opinion No. 30 relating to reporting of discontinued operations, effective for the Company's fiscal 2003.

   Management does not anticipate that the adoption of SFAS Nos. 141, 142 and 144 will significantly impact the results of operations or financial position of the Company.

2. SALE OF ACCOUNTS RECEIVABLE

   On June 20, 2001, the Company and several of its subsidiaries (the Originators) entered into three-year agreements to periodically sell certain trade accounts receivable through a special purpose subsidiary (CMCR), to a financial institution up to a maximum net proceeds of $130,000,000. Under the agreements among CMCR, the Originators and the financial institution, CMCR buys qualified receivables from the Originators and resells a portion of those receivables in an amount determined by the Company, subject to certain reserves, up to the $130 million maximum. The Company utilizes this arrangement as an alternative to borrowing under its commercial paper program and short-term notes. At August 31, 2001, the Originators sold accounts receivable of $138.2 million for $40 million cash and $98.2 million in notes receivable from CMCR. These notes receivable from affiliate were carried net of an allowance for collection losses of $2.7 million at August 31, 2001. Thus, the subordinated retained portion at year end was $95.5 million.

   When the accounts receivable are sold, the Company incurs discount expense. The discounts represent the financial institution's financing costs of issuing commercial paper backed by the receivables. These discounts (which aggregated $976 thousand in 2001) from the face amount are included in selling, general and administrative expenses in the Company's consolidated statement of earnings. The Originators retain collection and administrative responsibilities for the accounts receivable, and accordingly receive a market-based servicing fee. The financial institution has no recourse to the Company's other assets for failure of debtors to pay when due.

3. INVENTORIES

   Before deduction of LIFO reserves of $6,476,000 and $8,217,000 at August 31, 2001 and 2000, respectively, inventories valued under the first-in, first-out method approximated replacement cost.

   At August 31, 2001 and 2000, 70% and 71%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to international business.

4. CREDIT ARRANGEMENTS

   In August 2001, the Company reduced its commercial paper program to permit maximum borrowings of up to $135 million, down from the prior year $200 million level. It is the Company's policy to maintain formal bank credit lines equal to 100% of the amount of all commercial paper outstanding.

   On August 15, 2001, the Company arranged unsecured revolving credit agreements with a group of five banks consisting of a three-year, $45 million facility and a 364-day, $90 million facility. The agreements provide for borrowing in United States dollars indexed to LIBOR. Facility and other fees of 0.150% and 0.125% per annum, respectively, are payable "on the three-year and 364-day credit lines. No compensating balances are required.

   The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at bankers' acceptance rates or on a cost of funds basis. No compensating balances or commitment fees are required under these credit facilities.

Long-term debt and amounts due within one year as of August 31, are as follows:

(in thousands)                      2001         2000
--------------                    --------     --------
6.75% notes due February 2009     $100,000     $100,000
7.20% notes due July 2005          100,000      100,000
6.80% notes due August 2007         50,000       50,000
8.49% notes due December 2001        7,142       14,285
Other                                4,784        6,427
                                  --------     --------
                                   261,926      270,712
Less current maturities             10,288        8,828
                                  --------     --------
                                  $251,638     $261,884
                                  ========     ========

   Interest on these notes is payable semiannually.

   Certain of the note agreements include various covenants. The most restrictive of these requires maintenance of consolidated net worth of $150 million, an interest coverage ratio of greater than three times, and a debt/capitalization ratio of 55% (as defined). At August 31, 2001, under the most restrictive of these covenants, $230 million of retained earnings was free of restriction for dividends.

   The aggregate amounts of all long-term debt maturities for the five years following August 31, 2001 are (in thousands): 2002-$10,288; 2003-$521;
2004-$519; 2005-$100,510; 2006 and thereafter-$150,088.

   Interest expense is comprised of the following:

                           Year ended August 31,
                     -------------------------------
(in thousands)        2001        2000        1999
--------------       -------     -------     -------
Long-term debt       $17,532     $18,419     $12,013
Commercial paper       7,076       4,816       2,257
Notes payable          3,000       4,084       5,380
                     -------     -------     -------
                     $27,608     $27,319     $19,650
                     =======     =======     =======

   Interest of $1,111,000, $808,000, and $4,547,000 was capitalized in the cost of property, plant and equipment constructed in 2001, 2000, and 1999, respectively. Interest of $28,704,000, $27,536,000, and $24,334,000 was paid in
2001, 2000, and 1999, respectively.

5. FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK

   Management believes that the historical financial statement presentation is the most useful for displaying the Company's financial position. However, generally accepted accounting principles require disclosure of an estimate of the fair value of the Company's financial instruments as of year end. These estimated fair values disregard management" intentions concerning these instruments and do not represent liquidation proceeds or settlement amounts currently available to the Company. Differences between historical presentation and estimated fair values can occur for many reasons including taxes, commissions, prepayment penalties, make-whole provisions and other restrictions as well as the inherent limitations in any estimation technique. Because of this, management believes this information may be of limited usefulness in understanding the Company and minimal value in making comparisons between companies.

   Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments' carrying amounts are considered equivalent to fair value:

   o  Cash and temporary investments

   o  Accounts receivable/payable

   o  Commercial paper

   o  Notes receivable/payable

   The Company's long-term debt is both publicly and privately held. Fair value was determined for private debt by discounting future cash flows at current market yields and for public debt at indicated market values.

(in thousands)                2001         2000
--------------              --------     --------
Long-Term Debt:
   Carrying amount          $261,926     $270,712
   Estimated fair value     $252,531     $248,208
                            ========     ========

   The Company maintains both corporate and divisional credit departments. Limits are set for customers and countries. Credit insurance is used for a number of the Company's divisions. Letters of credit issued or confirmed by sound financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required.

   In the normal course of its marketing activities, the Company transacts business with substantially all sectors of the metals industry. Customers are internationally dispersed, cover the spectrum "of manufacturing and distribution, deal with various types and grades of metal and have a variety of end markets in which they sell. The Company's historical experience in collection of accounts receivable falls within the recorded allowances. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable.

   The Company's product lines and its worldwide operations expose it to risks associated with fluctuations in foreign currency exchange, commodity prices, and interest rates. As part of the Company's risk management program, it uses or has used financial instruments, including commodity futures or forwards, foreign currency exchange forward contracts and interest rate swaps. The Company enters into the foreign currency exchange forwards as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency to mitigate the effects of changes in currency rates. Due to the close match for foreign currency hedges, there was substantially no ineffectiveness in cost of goods sold or net earnings for the year ended August 31, 2001. Pricing of certain sales and purchase commitments is fixed to forward metal commodity exchange quotes. The Company enters into metal commodity forward contracts for copper, aluminum and zinc to mitigate the risk of unanticipated declines in gross margins on these commitments due to the volatility of the metal commodity indexes. Certain of the Company's derivative instruments, which management believes are economic hedges and mitigate exposure to fluctuations in exchange rates and commodity prices, have not been designated as hedges for accounting purposes. The changes in fair value of these instruments caused a $452 thousand increase in cost of goods sold for the year ended August 31, 2001. Substantially all of the Company's debt is denominated in U.S. dollars. However, at August 31, 2001, seven million Australian dollars notional amount of debt was covered by an interest rate swap. During 2001, the activities in other comprehensive loss related to the interest rate swap classified as a cash flow hedge at August 31, 2001. The $14 thousand in other comprehensive loss will be reclassified into earnings as the related debt matures.

   None of the instruments used are entered into for trading purposes or speculation, and management believes all are economically effective as hedges of underlying physical transactions.

   The adoption of SFAS No. 133 did not have a material impact on the Company's results of operations or financial position, but resulted in cumulative after tax decreases in net earnings of $294 thousand and other comprehensive loss of $14 thousand for the year ended August 31, 2001. The effect of the transition adjustment as of September 1, 2000, was an increase in net earnings of $315 thousand and other comprehensive income of $126 thousand. As of August 31, 2001, other current assets included $394 thousand representing the fair value of derivative instruments and $1.2 million of hedged firm commitments. Also, at August 31, 2001, $1.9 million and $175 thousand, respectively, were included in accrued expenses and other payables for derivative liabilities and hedged firm commitments.

6. INCOME TAXES

   The provisions for income taxes include the following:

                               Year ended August 31,
                      -----------------------------------
(in thousands)          2001          2000         1999
--------------        --------      --------     --------
Current:
  United States       $ 13,815      $ 15,661     $ 22,443
  Foreign                   80           573          672
  State and local        1,863         2,637        2,689
                      --------      --------     --------
                        15,758        18,871       25,804
Deferred                  (798)        8,129        2,106
                      --------      --------     --------
                      $ 14,960      $ 27,000     $ 27,910
                      ========      ========     ========

   Taxes of $8,691,000, $26,363,000 and $32,515,000 were paid in 2001, 2000 and
1999, respectively.

   Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The sources and deferred long-term tax liabilities (assets) associated with these differences are:

                                                   August 31,
                                             ----------------------
(in thousands)                                 2001          2000
--------------                               --------      --------
Tax on difference between tax
  and book depreciation                      $ 33,873      $ 30,665
U.S. taxes provided on foreign
  income and foreign taxes                     11,586        11,542
Net operating losses
  (less allowances of $1,500 and $1,200)       (1,090)       (1,090)
Alternative minimum tax credit                 (1,713)       (1,713)
Other accruals                                 (6,330)       (2,559)
Other                                          (5,921)       (5,714)
                                             --------      --------
Total                                        $ 30,405      $ 31,131
                                             ========      ========

   Current deferred tax assets of $11.0 and $16.1 million at August 31, 2001 and 2000, respectively, were included in other assets on the consolidated balance sheets. These deferred taxes were largely due to the different book and tax treatments of valuation allowances and accruals.

   The Company uses substantially the same depreciable lives for tax and book purposes. Changes in deferred taxes relating to depreciation are mainly attributable to differences in the basis of underlying assets recorded under the purchase method of accounting. As noted above, the Company provides United States taxes on unremitted foreign earnings. Net operating losses consist of $73 million of state net operating losses that expire during the tax years ending from 2006 to 2021. These assets will be reduced as tax expense is recognized in future periods. The $1.7 million alternative minimum tax credit is available indefinitely.

   The Company's effective tax rates were 38.1% for 2001, 36.9% for 2000 and 37.2% for 1999. Reconciliations of the United States statutory rates to the effective rates are as follows:

                               Year ended August 31,
                          -------------------------------
                           2001        2000         1999
                          ------      ------       ------
Statutory rate              35.0%       35.0%        35.0%
State and local taxes        3.1         2.3          2.3
Other                         --         (.4)         (.1)
                          ------      ------       ------
Effective tax rate          38.1%       36.9%        37.2%
                          ======      ======       ======

7. CAPITAL STOCK

STOCK PURCHASE PLAN Substantially all employees may participate in the Company's employee stock purchase plan. The Directors have authorized the annual purchase of up to 200 shares per employee at a discount of 25% from the stock's market price. Annual activity of the stock purchase plan was as follows:

                       2001          2000            1999
                      -------     -----------     -----------
Shares subscribed     173,820         165,000         187,460
  Price per share     $ 18.95     $     23.49     $     19.50
Shares purchased       37,240         136,990          39,810
  Price per share     $ 23.47     $     19.50     $     24.59
Shares available      287,701

   The Company recognized compensation expense for this plan of $291,000, $890,000 and $326,000 in 2001, 2000 and 1999, respectively.

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

   The 1996 Long-Term Incentive Plan (1996 Plan) was approved in December 1996. Under the 1996 Plan, stock options, stock appreciation rights, and restricted stock may be awarded to employees. The option price for both the stock options and the stock rights will not be less than the fair market value of the Company's stock at the date of grant. The outstanding awards under the 1996 Plan vest 50% after one year and 50% after two years from date of grant and will expire seven years after grant. In 1999, the shareholders of the Company authorized an amendment to the 1996 Plan resulting in additional authorized shares of 743,994 in 1999, 26,063 in 2000, and 33,635 in 2001.

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

   Combined share information for the three plans is as follows:

                                                Weighted
                                                Average            Price
                                                Exercise           Range
                                 Number           Price          Per Share
                               ---------      -----------      -------------
September 1, 1998
  Outstanding                  2,045,013      $     25.56      $ 12.61-29.81
  Exercisable                  1,454,626            24.14        12.61-28.00
  Granted                          7,000            24.01        21.94-26.69
  Exercised                     (118,587)           18.44        12.61-29.81
  Forfeited                      (22,665)           28.59        13.64-29.81
  Increase authorized            743,994

August 31, 1999
  Outstanding                  1,910,761      $     25.96      $ 12.61-29.81
  Exercisable                  1,712,318            25.56        12.61-29.81
  Granted                        386,900            30.90        30.88-31.94
  Exercised                     (100,866)           22.98        12.61-29.81
  Forfeited                      (21,365)           29.69        24.50-30.88
  Increase authorized            226,063

August 31, 2000
  Outstanding                  2,175,430      $     26.94      $ 12.61-31.94
  Exercisable                  1,779,655            26.11        12.61-30.88
  Granted                        401,836            23.42        21.97-26.45
  Exercised                     (160,211)           21.39        12.61-30.88
  Forfeited                      (49,966)           27.64        21.97-31.94
  Increase authorized             33,635

August 31, 2001
  Outstanding                  2,367,089      $     26.71       $18.42-31.94
  Exercisable                  1,804,026            26.94        18.42-31.94
  Authorized
    Shares remaining             298,831

Share information for options at August 31, 2001:

                      Outstanding                                 Exercisable
-------------------------------------------------------    ------------------------
                                  Weighted
                                   Average     Weighted                    Weighted
  Range of                        Remaining    Average                     Average
  Exercise           Number      Contractual   Exercise       Number       Exercise
   Price          Outstanding     Life (Yrs)     Price     Outstanding       Price
------------      -----------    -----------   --------    -----------     --------
$18.42-24.50         809,007        4.3         $22.60        442,307       $21.86
 26.25-29.81       1,195,998        3.5          28.21      1,179,567        28.23
 30.88-31.94         362,084        5.1          30.90        182,152        30.91
============       =========        ===         ======      =========       ======
$18.42-31.94       2,367,089        4.0         $26.71      1,804,026       $26.94

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

   The Black-Scholes option pricing model used requires the following assumptions as of August 31:

                                2001          2000          1999
                            ----------    ----------    ----------
Risk-free interest rate         4.84%         6.34%         4.80%
Expected life               4.60 years    4.06 years    4.15 years
Expected volatility             .232          .248          .214
Expected dividend yield          1.7%          1.9%          1.7%

   Management believes that the results have limited relevance as characteristics of the Company's options such as nontransferability, forfeiture provisions and long lives are inconsistent with the option model's basic purpose of valuing traded options. For purposes of pro forma earnings disclosures, the assumed compensation expense is amortized over the option's vesting period. The 2001 pro forma information includes options granted in preceding years.

                                   2001           2000           1999
                                ----------     ----------     ----------
Net earnings (in thousands)
  As reported                   $   24,340     $   46,255     $   47,120
  Pro forma                         23,145         44,762         45,598
Diluted earnings per share
  As reported                   $     1.85     $     3.25     $     3.22
  Pro forma                           1.76           3.14           3.12

   The weighted-average fair value of options granted in 2001, 2000 and 1999 was $5.54, $7.77 and $5.07, respectively.

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

   The Rights are represented by and traded with the Company's common stock. The Rights do not become exercisable or trade separately from the common stock unless at least one of the following conditions are met: a public announcement that a person has acquired 15% or more of the common stock of the Company or a tender or exchange offer is made for 15% or more of the common stock of the Company. Should either of these conditions be met and the Rights become exercisable, each Right will entitle the holder (other than the acquiring person or group) to buy one one-thousandth of a share of the Series A Preferred Stock at an exercise price of $150.00. Each fractional share of the Series A Preferred Stock will essentially be the economic equivalent of one share of common stock. Under certain circumstances, each Right would entitle its holder to purchase the Company's stock or shares of the acquirer's stock at a 50% discount. The Company's Board of Directors may choose to redeem the Rights (before they become exercisable) at $0.001 per Right. The Rights expire July 28, 2009.

8. EMPLOYEES' RETIREMENT PLANS

   Substantially all employees of the Company and its subsidiaries are covered by defined contribution profit sharing and savings plans. Company contributions, which are discretionary, to all plans were $10,611,000, $18,108,000, and $15,933,000, for 2001, 2000 and 1999, respectively.

9. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS/POSTEMPLOYMENT BENEFITS

   The Company has no significant postretirement obligations. The Company's historical costs for postemployment benefits have not been significant and are not expected to be in the future.

10. COMMITMENTS AND CONTINGENCIES

   Minimum lease commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 2001, are as follows for the fiscal periods specified:

                                                  Real
(in thousands)                    Equipment      Estate
--------------                    ---------     -------
2002                               $ 5,798      $ 2,987
2003                                 3,423        1,763
2004                                 1,695          873
2005                                 1,241          640
2006 and thereafter                  1,828          942
                                   -------      -------
                                   $13,985      $ 7,205
                                   =======      =======

   Total rental expense was $11,483,000, $10,664,000 and $9,100,000 in 2001,
2000 and 1999, respectively.

CONSTRUCTION CONTRACT DISPUTES In December 2000, the Company received a Court's unanticipated adverse findings of fact and conclusions of law from a trial which concluded in October 1999, arising from a contractual dispute with a customer. Accordingly, the Company increased its reserve for litigation (included in accrued expenses and other payables) by $10.7 million. In July 2001, the Court entered judgment against the Company relating to this case in an amount which was $2.5 million less than originally accrued. The litigation reserve was reduced to reflect this change in the fourth quarter of 2001.
The Company is appealing the judgment.

   A subsidiary of the Company entered into a fixed price contract with the design/builder general contractor (D/B) to furnish, erect and install structural steel, hollow core pre-cast concrete planks, fireproofing, and certain concrete slabs along with related design and engineering work for the construction of a large hotel and casino complex (Project). In connection with the contract, the D/B secured insurance under a subcontractor/vendor default protection policy (Policy) which named the Company as an insured in lieu of performance and payment bonds. A large subcontractor to the Company defaulted, and the Company incurred unanticipated costs to complete the work. The Company has made a claim under the Policy for all losses, costs, and expenses incurred by the Company arising from or related to the default, of which $6.6 million was recorded in other assets at August 31, 2001 and 2000. Although the insurance company paid or escrowed partial payment of certain claims resulting from the default, it is now contesting the nature and extent of the Policy's coverage and may take the position that the Policy is void due to misrepresentations and omissions by the D/B and the insurance broker. The Company filed suit against the insurance company and broker in March 2000. Management intends to vigorously pursue recovery of all damages incurred by the Company resulting from the default as well as damages arising from the insurance company's breaches of duties owed to the Company under the Policy.

   Disputes between the Company and the D/B have been submitted to binding arbitration. The Company has filed a claim for approximately $23 million against the D/B. The claim seeks recovery of damages to the extent coverage is denied under the Policy discussed above, unpaid contract receivables, amounts for delay claims and change orders all of which have not been paid by the D/B. At August 31, 2001 and 2000, the Company maintained contract receivables of $7.2 million from the D/B. Such amounts are included within other assets on the accompanying balance sheets. The D/B has not disputed certain amounts owed under the contract, but contends that other deductive items, disputed by the Company, reduce the contract balance by approximately $6.3 million which together with other D/B claims (discussed below) exceed the unpaid contract balance. The Company disputes the deductive items in the D/B's claim and intends to vigorously pursue recovery of the contract balance in addition to all amounts, if any, not recovered under the Policy as a result of misrepresentations or omissions of the D/B.

   The owner of the Project and the D/B have filed joint claims in the arbitration proceeding against the Company, primarily for alleged delay damages, totaling approximately $144 million which includes alleged delay damages in construction of a retail area adjacent to the Project. Management believes the claims are generally unsubstantiated, and the Company has valid legal defenses against such claims and intends to vigorously defend these claims. Management is unable to determine a range of potential loss related to such claims, and therefore no losses have been accrued; however, it believes the ultimate resolution will not have a material effect on the Company's consolidated financial statements. Due to the uncertainties inherent in the estimating process, it is at least reasonably possible that a change in the Company's estimate of its collection of amounts receivable and possible liability could occur in the near term.

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

   The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at fifteen sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is "contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

   Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. While the Company is unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with the above-referenced "matters, it makes accruals as warranted. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Accordingly, it is not possible to estimate a meaningful range of possible exposure. It is the opinion of the Company's management that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the results of operations or the financial position of the Company.

11. EARNINGS PER SHARE

   In calculating earnings per share, there were no adjustments to net earnings to arrive at income for any years presented. The stock options granted October 22, 1999 and January 27, 2000, with total outstanding share commitments of 362,084 at year end, are antidilutive.

                                                  August 31,
                                   ----------------------------------------
                                      2001           2000           1999
                                   ----------     ----------     ----------
Shares outstanding
  for basic
  earnings per share               13,029,561     14,018,026     14,510,882
Effect of dilutive securities:
  Stock options/
  purchase plans                      130,933        232,059        115,658
                                   ----------     ----------     ----------
Shares outstanding for
  diluted earnings
  per share                        13,160,494     14,250,085     14,626,540
                                   ==========     ==========     ==========

12. OTHER PAYABLES AND ACCRUED EXPENSES

                                         August 31,
                                    ---------------------
(in thousands)                        2001         2000
--------------                      --------     --------
Salaries, wages and commissions     $ 30,844     $ 42,281
Litigation accruals                   16,048        7,650
Advance billings on contracts         15,621        4,548
Employees' retirement plans           11,749       18,741
Insurance                             10,401        9,778
Taxes other than income taxes         10,110        9,413
Freight                                4,467       10,726
Accrual for contract losses            3,278        5,327
Environmental                          2,675        3,088
Interest                               2,491        2,830
Other                                 23,637       28,298
                                    --------     --------
                                    $131,321     $142,680
                                    ========     ========

13. BUSINESS SEGMENTS

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

   The following presents information regarding the Company's domestic operations and operations outside of the United States:

                              External Net Sales for the
                                Year ended August 31,
                      ----------------------------------------
(in thousands)           2001           2000           1999
--------------        ----------     ----------     ----------
United States         $1,685,981     $1,782,189     $1,491,371
Non United States        755,235        879,231        760,071
                      ----------     ----------     ----------
Total                 $2,441,216     $2,661,420     $2,251,442
                      ==========     ==========     ==========

                                 Long-Lived Assets
                                 as of August 31,
                      ----------------------------------
(in thousands)          2001         2000         1999
--------------        --------     --------     --------
United States         $432,995     $451,254     $426,476
Non United States        9,628       10,264        6,765
                      --------     --------     --------
Total                 $442,623     $461,518     $433,241
                      ========     ========     ========

Summarized data for the Company's international operations located outside of the United States (principally in Europe, Australia and the Far East) are as follows:

                                  Year ended August 31,
                           ----------------------------------
(in thousands)               2001         2000         1999
--------------             --------     --------     --------
Net sales-unaffiliated
  customers                $266,609     $343,805     $306,279
                           ========     ========     ========
Operating profit           $  1,936     $  5,627     $  5,521
                           ========     ========     ========
Total assets               $ 83,365     $ 68,178     $101,434
                           ========     ========     ========

The following is a summary of certain financial information by reportable segment:

13. BUSINESS SEGMENTS (Continued):

                                                                                                        ADJUSTMENTS
                                                                          MARKETING                         AND
2001 (DOLLARS IN THOUSANDS)             MANUFACTURING     RECYCLING      AND TRADING     CORPORATE      ELIMINATIONS    CONSOLIDATED
---------------------------             -------------     ----------     -----------     ----------     ------------    ------------
Net sales-unaffiliated
   customers                              $1,315,700      $  371,298     $  752,723      $    1,495      $       --      $2,441,216
Intersegment sales                             5,375          22,539         18,433              --         (46,347)             --
                                          ----------      ----------     ----------      ----------      ----------      ----------
   Net sales                               1,321,075         393,837        771,156           1,495         (46,347)      2,441,216
                                          ==========      ==========     ==========      ==========      ==========      ==========
Operating profit (loss)                       57,585          (2,324)         7,833           4,790              --          67,884
                                          ==========      ==========     ==========      ==========      ==========      ==========
Profit (loss) before income taxes             56,861          (2,482)         5,751         (20,830)             --          39,300
                                          ==========      ==========     ==========      ==========      ==========      ==========
Interest expense                              10,585           2,165          1,332          14,637          (1,111)         27,608
                                          ==========      ==========     ==========      ==========      ==========      ==========
Capital expenditures                          45,979           5,587          1,208             248              --          53,022
                                          ==========      ==========     ==========      ==========      ==========      ==========
Depreciation and amortization                 54,402          11,005          1,124             741              --          67,272
                                          ==========      ==========     ==========      ==========      ==========      ==========
Total assets                              $  742,754      $   93,268     $  188,405      $   60,373      $       --      $1,084,800
                                          ==========      ==========     ==========      ==========      ==========      ==========
Operating profit return on net assets            9.7%             --            5.7%             --              --             8.1%
                                          ==========      ==========     ==========      ==========      ==========      ==========


2000 (DOLLARS IN THOUSANDS)
---------------------------
Net sales-unaffiliated
   customers                              $1,348,994      $  432,115     $  881,238      $     (927)     $       --      $2,661,420
Intersegment sales                             7,732          30,496         22,055              --         (60,283)             --
                                          ----------      ----------     ----------      ----------      ----------      ----------
   Net sales                               1,356,726         462,611        903,293            (927)        (60,283)      2,661,420
                                          ==========      ==========     ==========      ==========      ==========      ==========
Operating profit                              74,731           5,841         19,244             758              --         100,574
                                          ==========      ==========     ==========      ==========      ==========      ==========
Profit (loss) before income taxes             74,525           5,806         17,017         (24,093)             --          73,255
                                          ==========      ==========     ==========      ==========      ==========      ==========
Interest expense                              11,007           2,811          1,741          12,568            (808)         27,319
                                          ==========      ==========     ==========      ==========      ==========      ==========
Capital expenditures                          61,538           6,220          1,260             609              --          69,627
                                          ==========      ==========     ==========      ==========      ==========      ==========
Depreciation and amortization                 52,688          12,152          1,061             682              --          66,583
                                          ==========      ==========     ==========      ==========      ==========      ==========
Total assets                              $  772,306      $  115,532     $  242,568      $   42,456      $       --      $1,172,862
                                          ==========      ==========     ==========      ==========      ==========      ==========
Operating profit return on net assets           13.1%            6.2%          14.9%             --              --            12.7%
                                          ==========      ==========     ==========      ==========      ==========      ==========


1999 (DOLLARS IN THOUSANDS)
---------------------------
Net sales-unaffiliated
   customers                              $1,202,057      $  283,635     $  765,673      $       77      $       --      $2,251,442
Intersegment sales                             3,948          18,300         35,941              --         (58,189)             --
                                          ----------      ----------     ----------      ----------      ----------      ----------
   Net sales                               1,206,005         301,935        801,614              77         (58,189)      2,251,442
                                          ==========      ==========     ==========      ==========      ==========      ==========
Operating profit (loss)                       83,796          (5,024)        22,606          (6,698)             --          94,680
                                          ==========      ==========     ==========      ==========      ==========      ==========
Profit (loss) before income taxes             83,710          (5,074)        19,956         (23,562)             --          75,030
                                          ==========      ==========     ==========      ==========      ==========      ==========
Interest expense                               4,068           2,373          2,115          15,641          (4,547)         19,650
                                          ==========      ==========     ==========      ==========      ==========      ==========
Capital expenditures                         130,098           6,468          1,291           3,895              --         141,752
                                          ==========      ==========     ==========      ==========      ==========      ==========
Depreciation and amortization                 38,841          11,767          1,050             396              --          52,054
                                          ==========      ==========     ==========      ==========      ==========      ==========
Total assets                              $  683,910      $  114,807     $  242,547      $   38,073      $       --      $1,079,337
                                          ==========      ==========     ==========      ==========      ==========      ==========
Operating profit return on net assets           16.7%             --           17.2%             --              --            14.1%
                                          ==========      ==========     ==========      ==========      ==========      ==========

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data for 2001, 2000 and 1999 are as follows (in thousands except per share data):

                                       Three Months Ended 2001
                        ----------------------------------------------------
                         Nov. 30        Feb. 28       May 31        Aug. 31
                        ---------      ---------     ---------     ---------
Net sales               $ 594,540      $ 578,330     $ 622,090     $ 646,256
Gross profit               70,844         58,253        82,893        85,326
Net earnings (loss)        (2,233)         1,662        10,721        14,190
Basic EPS (loss)            (0.17)          0.13          0.83          1.09
Diluted EPS (loss)          (0.17)          0.13          0.82          1.07

                                         Three Months Ended 2000
                        ----------------------------------------------------
                         Nov. 30        Feb. 29       May 31        Aug. 31
                        ---------      ---------     ---------     ---------
Net sales               $ 612,427      $ 637,624     $ 701,209     $ 710,160
Gross profit               77,434         79,132        87,076        83,848
Net earnings               10,233         10,358        12,961        12,703
Basic EPS                    0.71           0.72          0.93          0.95
Diluted EPS                  0.70           0.70          0.92          0.94

                                       Three Months Ended 1999
                        ----------------------------------------------------
                         Nov. 30        Feb. 28       May 31        Aug. 31
                        ---------      ---------     ---------     ---------
Net sales               $ 548,831      $ 550,065     $ 583,171     $ 569,375
Gross profit               73,775         69,799        76,848        82,424
Net earnings               11,011          8,386        11,002        16,721
Basic EPS                    0.76           0.57          0.76          1.16
Diluted EPS                  0.75           0.57          0.76          1.15

   The quantities and costs used in calculating cost of goods sold on a quarterly basis include estimates of the annual LIFO effect. The actual effect cannot be known until the year end physical inventory is completed and quantity and price indices are developed. The quarterly cost of goods sold above includes such estimates. The final determination of inventory quantities and prices did not significantly impact fourth quarter 2001 net earnings. Fourth quarter 2000 net earnings decreased $1.2 million, and 1999 increased $6.0 million after the final determination of quantities and prices was made.

   In recording accruals for workers' compensation expense, management relies on prior years' experience in making estimates. The actual amounts were not known until year end reports were received from the third party administrator. Actual results at the end of fiscal year 2001 and 2000 indicated a decline in the number of claims from the prior year resulting in a $2.1 million and $2.6 million reduction, respectively, in the accrual during the fourth quarter.

   During the fourth quarter 2001, the Company increased its property tax accrual by $1.1 million based on revised estimates from a local taxing authority.

   Following a revised Court ruling, the Company reduced its litigation accrual by $2.5 million during the fourth quarter 2001 (see note 10). In the fourth quarter 1999, the Company received $3.0 million in settlement for antitrust litigation.

                   Commercial Metals Company and Subsidiaries
                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Commercial Metals Company
Dallas, Texas


   We have audited the consolidated balance sheets of Commercial Metals Company and subsidiaries at August 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 2001 and 2000, and the results of their operations and their cash "flows for each of "the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
October 12, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reportable event took place.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Some of the information required in response to this item with regard to directors is incorporated by reference into this annual report from Commercial Metals' definitive proxy statement for the annual meeting of shareholders to be held January 24, 2002, which will be filed no later than 120 days after the close of Commercial Metals' fiscal year. The following is a listing of employees believed to be considered "Executive Officers" of Commercial Metals as of August 31, 2001, as defined under Rule 3b-7:

NAME                       CURRENT TITLE & POSITION                 AGE        OFFICER SINCE
----                       ------------------------                 ---        -------------

Louis A. Federle           Treasurer                                 52        1979


Hugh M. Ghormley           Vice President and                        72        1981
                           CMC Steel Group - President
                           Fabrication Plants


Harry J. Heinkele          Vice President and Secondary Metals       69        1981
                           Processing Division - President


A. Leo Howell              Vice President and                        80        1977
                           Howell Metal Company - President;
                           Director and Chairman of the
                           Executive Committee


William B. Larson          Vice President and                        48        1995
                           Chief Financial Officer


Murray R. McClean          Vice President and Marketing and          53        1995
                           Trading Segment - President


Malinda G. Passmore        Controller                                42        1999



Stanley A. Rabin           Chairman of the Board,                    63        1974
                           President and Chief Executive
                           Officer; Director

Marvin Selig               CMC Steel Group - Chairman                78        1968
                           and Chief Executive Officer; Director


Clyde P. Selig             Vice President and                        69        1981
                           CMC Steel Group - President
                           and Chief Operating Officer


David M. Sudbury           Vice President, Secretary and             56        1976
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

ITEM 11. EXECUTIVE COMPENSATION

         Information required in response to this Item is incorporated by reference into this annual report from Commercial Metals' definitive proxy statement for the annual meeting of shareholders to be held January 24, 2002, which will be filed no later than 120 days after the close of Commercial Metals' fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this item is incorporated by reference from Commercial Metals' definitive proxy statement for the annual meeting of shareholders to be held January 24, 2002, which will be filed no later than 120 days after the close of Commercial Metals' fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the extent applicable, information required in response to this item is incorporated by reference into this annual report from Commercial Metals' definitive proxy statement for the annual meeting of shareholders to be held January 24, 2002, which will be filed no later than 120 days after the close of Commercial Metals' fiscal year.

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

     3. The following is a list of the Exhibits and Index required to be filed by Item 601 of Regulation S-K:

          (3)(i) - Restated Certificate of Incorporation (Filed as Exhibit (3)(i) to the Company's Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

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

          (3)(i)c - Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Filed as Exhibit 2 to the Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

          (3)(ii) - By-Laws (Filed as Exhibit (3)(ii) to the Company's Form 10-K for the fiscal year ended August 31, 1993 and incorporated hereby by reference).

          (4)(i)a - Indenture between Commercial Metals and Chase
               Manhattan Bank dated as of July 31, 1995 (Filed as
               Exhibit 4.1 to Commercial Metals' Registration
               Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

          (4)(i)b - Rights Agreement dated July 28, 1999 by and between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (Filed as Exhibit 1 to the Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

          (10)(i)a - Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (Filed as Exhibit
               (10)(a) to the Company's Form 10-Q for the period ended May 31, 2001, and incorporated herein by reference).

          (10)(i)b - Receivables Purchase Agreement dated June 20, 2001, among CMC Receivables, Inc., as Seller, Three Rivers Funding Corporation as Buyer and Commercial Metals Company as Servicer (Filed as Exhibit (10)(b) to the Company's Form 10-Q for the period ended May 31, 2001, and incorporated herein by reference).

          (10)(i)c - $45,000,000 3 Year Revolving Credit Agreement
               dated as of August 15, 2001.................................E1-63

          (10)(i)d - $90,000,00 364-Day Revolving Credit Agreement
               dated as of August 15, 2001...............................E64-130

          (10)(iii)a- Employment Agreement of Murray R. McClean as amended through October 2, 2000 (Filed as Exhibit
               (10)(iii) to the Company's Form 10-K for the fiscal year ended August 31, 2000, and Incorporated herein by reference).

          (10)(iii)b - Amendment to Employment Agreement of Murray R.
               McClean dated March 28, 2001.............................E131-132

          (10)(iii)c - Key Employee Long-Term Performance Plan
               description..............................................E133-134

          (10)(iii)d - Key Employee Annual Incentive Plan description...E135-136


          (21) Subsidiaries of Registrant...................................E137

          (23) Independent Auditors' consent to incorporation by reference of report dated October 12, 2001, accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2001, into previously filed Registration Statements No. 033-61073, No. 033-61075, 333-27967 and 333-42648 on Form S-8 and Registration Statements
               No. 33-60809 and 333-61379 on Form S-3.......................E138

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

                                               Date:  November 19, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Moses Feldman                         /s/ Stanley A. Rabin
--------------------------------------    -------------------------------------
Moses Feldman, November 19, 2001          Stanley A. Rabin, November 19, 2001
Director                                  Chairman of the Board, President,
                                          And Chief Executive Officer
/s/ A. Leo Howell
--------------------------------------    /s/ Marvin Selig
A. Leo Howell, November 19, 2001          -------------------------------------
Director                                  Marvin Selig, November 19, 2001
                                          Director
/s/ Ralph E. Loewenberg
--------------------------------------    /s/ Robert R. Womack
Ralph E. Loewenberg, November 19, 2001    -------------------------------------
Director                                  Robert R. Womack, November 19, 2001
                                          Director
/s/ Anthony A. Massaro
--------------------------------------    /s/ William B. Larson
Anthony A. Massaro, November 19, 2001     -------------------------------------
Director                                  William B. Larson, November 19, 2001
                                          Vice President and
/s/ Robert D. Neary                       Chief Financial Officer
--------------------------------------
Robert D. Neary, November 19, 2001        /s/ Malinda G. Passmore
Director                                  -------------------------------------
                                          Malinda G. Passmore, November 19, 200
/s/ Dorothy G. Owen                       Controller
--------------------------------------
Dorothy G. Owen, November 19, 2001
Director

INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders of
Commercial Metals Company
Dallas, Texas

We have audited the consolidated financial statements of Commercial Metals Company and subsidiaries as of August 31, 2001 and 2000, and for each of the three years in the period ended August 31, 2001, and have issued our report thereon dated October 12, 2001; such financial statements and report are included in Item 8 herein. Our audits also included the consolidated financial statement schedule of Commercial Metals Company listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


Dallas, Texas
October 12, 2001

                                  SCHEDULE VIII


                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED AUGUST 31, 2001, 2000 AND 1999

                                ( In thousands )


Allowance for collection
losses deducted from notes
and accounts receivable:

                                          Charged to          Charged          Deductions
                          Balance,        profit and          to other           from             Balance
                         beginning         loss or            accounts          reserves             end
           Year           of year          income               ( A )            ( B )            of year
          ------         ---------        ----------         ----------        ---------         ---------
           1998            8,120             1,877              332             2,615              7,714

           1999            7,714               948              567             1,361              7,868

           2000            7,868             4,371              264             4,545              7,958



( A ) Recoveries of accounts written off.

( B ) Write-off of uncollectible accounts.

                                 EXHIBIT INDEX

EXHIBIT
NO.          DESCRIPTION
-------      -----------

(3)(i)       - Restated Certificate of Incorporation (Filed as Exhibit
               (3)(i) to the Company's Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference).

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

(3)(i)c      - Certificate of Designation, Preferences and Rights of
               Series A Preferred Stock (Filed as Exhibit 2 to the
               Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

(3)(ii)      - By-Laws (Filed as Exhibit (3)(ii) to the Company's Form
               10-K for the fiscal year ended August 31, 1993 and incorporated hereby by reference).

(4)(i)a      - Indenture between Commercial Metals and Chase
               Manhattan Bank dated as of July 31, 1995 (Filed as
               Exhibit 4.1 to Commercial Metals' Registration
               Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

(4)(i)b      - Rights Agreement dated July 28, 1999 by and between the
               Company and ChaseMellon Shareholder Services, LLC, as
               Rights Agent (Filed as Exhibit 1 to the Company's Form
               8-A filed August 3, 1999 and incorporated herein by reference).

(10)(i)a      - Purchase and Sale Agreement dated June 20, 2001,
               between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (Filed as Exhibit
               (10)(a) to the Company's Form 10-Q for the period ended
               May 31, 2001, and incorporated herein by reference).


(10)(i)b     - Receivables Purchase Agreement dated June 20,
               2001, among CMC Receivables, Inc., as Seller, Three
               Rivers Funding Corporation as Buyer and Commercial
               Metals Company as Servicer (Filed as Exhibit (10)(b) to the Company's Form 10-Q for the period ended May 31, 2001, and incorporated herein by reference).

(10)(i)c     - $45,000,000 3 Year Revolving Credit Agreement
               dated as of August 15, 2001.................................E1-63

(10)(i)d     - $90,000,00 364-Day Revolving Credit Agreement
               dated as of August 15, 2001...............................E64-130

(10)(iii)a   - Employment Agreement of Murray R. McClean as
               amended through October 2, 2000 (Filed as Exhibit
               (10)(iii) to the Company's Form 10-K for the fiscal year ended August 31, 2000, and Incorporated herein by reference).

(10)(iii)b   - Amendment to Employment Agreement of Murray R.
               McClean dated March 28, 2001.............................E131-132

(10)(iii)c   - Key Employee Long-Term Performance Plan
               description..............................................E133-134

(10)(iii)d   - Key Employee Annual Incentive Plan description...........E135-136


(21)           Subsidiaries of Registrant...................................E137

(23)           Independent Auditors' consent to incorporation by reference of report dated October 12, 2001, accompanying the consolidated financial statements of Commercial Metals Company and
               subsidiaries for the year ended August 31, 2001, into previously filed Registration Statements No. 033-61073, No. 033-61075,
               333-27967 and 333-42648 on Form S-8 and Registration Statements
               No. 33-60809 and 333-61379 on Form S-3.......................E138