Form 10-Q
period 2001-11-30
COMMERCIAL METALS CO
filed 2002-01-11
CIK 22444

                                    FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2O549

                                   ----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For quarter ended November 30, 2001
Commission File Number 1-4304

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

As of November 30, 2001 there were 13,137,474 shares of the Company's common stock issued and outstanding excluding 2,995,109 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                             Page No.
                                                                             --------

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Balance Sheets -
       November 30, 2001 and August 31, 2001                                  2 - 3

    Consolidated Statements of Operations -
       Three months ended November 30, 2001 and
        November 30, 2000                                                         4

    Consolidated Statements of Cash Flows -
       Three months ended November 30, 2001 and
        November 30, 2000                                                         5

    Consolidated Statement of Stockholders' Equity-
       Three months ended November 30, 2001                                       6

    Notes to Consolidated Financial Statements                                7 - 9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       10 - 16

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                                              17

PART II OTHER INFORMATION                                                        18

SIGNATURES                                                                       19

ITEM 1 FINANCIAL STATEMENTS

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                        (In thousands except share data)

                                                       November 30,        August 31,
                                                           2001               2001
                                                       (Unaudited)
                                                       -----------        -----------
CURRENT ASSETS:

      Cash                                             $    31,339        $    33,289
      Temporary investments                                  8,000             23,000
      Accounts receivable (less allowance for
         collection losses of $5,480 and $5,192)           206,852            204,032
      Notes receivable from affiliate                       98,068             95,515
      Inventories                                          265,793            236,679
      Other                                                 58,411             49,662
                                                       -----------        -----------
                           TOTAL CURRENT ASSETS            668,463            642,177

PROPERTY, PLANT, AND EQUIPMENT:
      Land                                                  29,315             29,315
      Buildings                                            114,265            109,549
      Equipment                                            706,622            704,469
      Leasehold improvements                                33,587             33,213
      Construction in process                               26,480             20,350
                                                       -----------        -----------
                                                           910,269            896,896
      Less accumulated depreciation
           and amortization                               (515,341)          (501,045)
                                                       -----------        -----------
                                                           394,928            395,851
OTHER ASSETS                                                43,403             46,772
                                                       -----------        -----------
                                                       $ 1,106,794        $ 1,084,800
                                                       ===========        ===========

                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands except share data)

                                                           November 30,        August 31,
                                                              2001               2001
                                                           (Unaudited)
                                                           -----------        -----------

CURRENT LIABILITIES:

      Commercial paper                                     $        --        $        --
      Notes payable                                              3,992              3,793
      Accounts payable                                         226,519            201,292
      Accrued expenses and other payables                      115,851            133,464
      Income taxes payable                                       6,113              1,105
      Current maturities of long-term debt                      10,291             10,288
                                                           -----------        -----------
                           TOTAL CURRENT LIABILITIES           362,766            349,942

DEFERRED INCOME TAXES                                           30,405             30,405

OTHER LONG-TERM LIABILITIES                                     18,020             17,342

LONG-TERM DEBT                                                 251,630            251,638

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Capital stock:
           Preferred stock                                          --                 --
           Common stock, par value $5.00 per share;
             authorized 40,000,000 shares; issued
             16,132,583 shares; outstanding
             13,137,474 and 13,078,594 shares                   80,663             80,663

      Additional paid-in capital                                13,777             13,930
      Accumulated other comprehensive loss                      (1,992)            (1,961)
      Retained earnings                                        431,817            424,688
                                                           -----------        -----------
                                                               524,265            517,320
      Less treasury stock,
      2,995,109 and 3,053,989 shares at cost                   (80,292)           (81,847)
                                                           -----------        -----------
                                                               443,973            435,473
                                                           -----------        -----------
                                                           $ 1,106,794        $ 1,084,800
                                                           ===========        ===========

                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                        (In thousands except share data)

                                                Three months ended
                                                   November 30,
                                          -------------------------------
                                              2001               2000
                                          ------------       ------------

NET SALES                                 $    564,880       $    594,540

COSTS AND EXPENSES:
      Cost of goods sold                       486,785            523,696

      Selling, general and
       administrative expenses                  55,082             51,112

      Employees' retirement plans                3,807              4,560

      Interest expense                           4,961              7,664

      Litigation accrual                            --             10,683
                                          ------------       ------------
                                               550,635            597,715
                                          ------------       ------------
EARNINGS (LOSS) BEFORE INCOME TAXES             14,245             (3,175)

INCOME TAXES (BENEFIT)                           5,413               (942)
                                          ------------       ------------
NET EARNINGS (LOSS)                       $      8,832       $     (2,233)
                                          ============       ============


Basic earnings (loss) per share           $       0.67       $      (0.17)

Diluted earnings (loss) per share         $       0.66       $      (0.17)

Cash dividends per share                  $       0.13       $       0.13

Average basic shares outstanding            13,103,513         13,130,257

Average diluted shares outstanding          13,324,331         13,130,257

                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                 (In thousands)

                                                                              Three  months ended
                                                                                 November 30,
                                                                            ------------------------
                                                                              2001            2000
                                                                            --------        --------

CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
             Net earnings (loss)                                            $  8,832        $ (2,233)
             Adjustments to earnings not requiring cash:
                 Depreciation and amortization                                15,765          17,052
                 Provision for losses on receivables                           1,094             290
                 Net gain on sale of property                                    (59)           (628)
                                                                            --------        --------
             Cash flows from operations before changes in
               operating assets and liabilities                               25,632          14,481

             Changes in operating assets and liabilities:

                 Decrease (increase) in accounts receivable                   10,832          21,358
                 Funding from accounts receivable sold, net change           (15,000)             --
                 Decrease (increase) in inventories                          (29,114)        (15,581)
                 Decrease (increase) in other assets                          (8,004)         (5,338)
                 Increase (decrease) in accounts payable,
                    accrued expenses, other payables and income taxes         12,622         (56,151)
                 Increase (decrease) in other liabilities                        678           1,417
                                                                            --------        --------
Net Cash Flows Used By Operating Activities                                   (2,354)        (39,814)

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:

             Purchase of property, plant and equipment                       (14,548)        (14,969)
             Sales of property, plant and equipment                               59             628
             Temporary investments                                            15,000              --
                                                                            --------        --------
Net Cash From (Used By) Investing Activities                                     511         (14,341)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
             Commercial paper - net change                                        --          62,000
             Notes payable - net change                                          199           3,744
             Payments on long-term debt                                           (5)           (481)
             Stock issued under incentive and purchase plans                   1,402             675
             Treasury stock acquired                                              --          (6,512)
             Dividends paid                                                   (1,703)         (1,715)
                                                                            --------        --------
Net Cash Provided (Used By) Financing Activities                                (107)         57,711
                                                                            --------        --------
Increase (Decrease) in Cash                                                   (1,950)          3,556

Cash at Beginning of Year                                                     33,289          20,067
                                                                            --------        --------
Cash at End of Period                                                       $ 31,339        $ 23,623
                                                                            ========        ========

                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                        (In thousands except share data)

                                                               Common Stock                 Accumulated
                                                      ------------------------------           Other              Add'l
                                                       Number of                           Comprehensive         Paid-In
                                                        Shares             Amount               Loss             Capital
                                                      -----------        -----------       -------------       -----------

Balance September 1, 2001                              16,132,583        $    80,663        $    (1,961)       $    13,930

Comprehensive income:
   Net income for three months
     ended November 30, 2001
   Other comprehensive loss:
        Foreign currency translation adjustment
            net of taxes of $16                                                                     (31)

Comprehensive income

Cash dividends - $.13 a share

Stock issued under stock option,
     purchase and bonus plans                                                                                         (153)
                                                      -----------        -----------        -----------        -----------
Balance  November 30, 2001                             16,132,583        $    80,663        $    (1,992)       $    13,777
                                                      ===========        ===========        ===========        ===========

                                                                               Treasury Stock
                                                                        ------------------------------
                                                       Retained         Number of
                                                       Earnings           Shares             Amount              Total
                                                      -----------       -----------        -----------        -----------

Balance September 1, 2001                             $   424,688        (3,053,989)       $   (81,847)       $   435,473

Comprehensive income:
   Net income for three months
     ended November 30, 2001                                8,832                                                   8,832
   Other comprehensive loss:
        Foreign currency translation adjustment
            net of taxes of $16                                                                                       (31)
                                                                                                              -----------
Comprehensive income                                                                                                8,801

Cash dividends - $.13 a share                              (1,703)                                                 (1,703)

Stock issued under stock option,
     purchase and bonus plans                                                58,880              1,555              1,402
                                                      -----------       -----------        -----------        -----------
Balance  November 30, 2001                            $   431,817        (2,995,109)       $   (80,292)       $   443,973
                                                      ===========       ===========        ===========        ===========

                See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - QUARTERLY FINANCIAL DATA:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals, and in addition, the prior year litigation accrual discussed in Note G) necessary to present fairly the financial position as of November 30, 2001 and 2000, the results of operations and the cash flows for the three months then ended. The results of operations for the three month periods are not necessarily indicative of the results to be expected for a full year.

NOTE B - SALES OF ACCOUNTS RECEIVABLE

     The Company and several of its subsidiaries (the Originators) have agreements to periodically sell certain trade accounts receivable through a wholly-owned, unconsolidated special purpose subsidiary (CMCR) to a third party financial institution up to a maximum net proceeds of $130 million. The key components of the transaction were as follows (in thousands):

                                                     November 30,    August 31,
                                                        2001           2001
                                                     ------------    ---------

Total accounts receivable sold                        $125,580       $138,200
Less notes receivable from affiliate (CMCR)            100,580         98,200
                                                      --------       --------
Program participation proceeds from third party       $ 25,000       $ 40,000

The notes receivable from affiliate are presented net of allowance of $2,512 and $2,700 at November 30, 2001 and August 31, 2001, respectively. Discounts (which aggregated $347 thousand in the quarter ended November 30, 2001) from the face amounts sold to the third party were included in selling, general, and administrative expenses.

NOTE C - LONG-TERM DEBT (in thousands) at November 30, was as follows:

                                           Less
                           Long-Term      Current
                             Debt        Maturities       Total
                           ---------     ----------      --------

6.75% notes due 2009       $100,000       $     --       $100,000
7.20% notes due 2005        100,000             --        100,000
6.80% notes due 2007         50,000             --         50,000
8.49% notes due 2001                         7,142          7,142
Other                         1,630          3,149          4,779
                           --------       --------       --------
                           $251,630       $ 10,291       $261,921
                           ========       ========       ========

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - EARNINGS (LOSS) PER SHARE:

     In calculating earnings (loss) per share, there were no adjustments to net earnings (loss) to arrive at income (loss) for the three months ended November 30, 2001 or 2000. The reconciliation of the denominators of the earnings (loss) per share calculations are as follows:

                                                                     Three months ended
                                                                        November 30,
                                                                 ---------------------------
                                                                    2001             2000
                                                                 ----------       ----------
Shares outstanding for basic earnings (loss) per share           13,103,513       13,130,257
Effect of dilutive securities-stock options/purchase plans          220,818               --
                                                                 ----------       ----------
Shares outstanding for diluted earnings (loss) per share         13,324,331       13,130,257

     Stock options with total share commitments of 355,819 at November 30, 2001 were anti-dilutive based on the average share price for the quarter of $30.613 per share, and exercise prices of $30.88 - $31.94 per share. The options expire by 2007.

NOTE E - DERIVATIVES AND RISK MANAGEMENT

     The Company's product lines and worldwide operations expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company's risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margins due to the volatility of the commodities' prices, and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. The Company designates only those contracts as hedges for accounting purposes which closely match the terms of the underlying transaction. These hedges resulted in substantially no ineffectiveness in the statements of operations for the quarters ended November 30, 2001 and 2000. During both quarters, certain of the foreign currency and all of the commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges. The changes in fair value of these instruments resulted in a $129 thousand increase and a $205 thousand decrease in costs of goods sold for the quarters ended November 30, 2001 and 2000, respectively. None of the instruments used are entered into for trading purposes or speculation.

     The adoption of Statement of Financial Accounting Standards No. 133, effective September 1, 2000, did not have a material impact on the prior year's first quarter.

NOTE F - RECLASSIFICATIONS

     Certain reclassifications have been made in the prior year financial statements to conform to the classifications used in the current year.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - CONTINGENCIES:

     In the prior year first quarter, the Company increased its reserve for litigation by $10.7 million due to unanticipated adverse findings of fact and conclusions of law from a trial. In the prior year fourth quarter, the Court entered judgment in an amount which was $2.5 million less than originally accrued. The Company has appealed the judgment.

     There were no material developments relating to the Company's construction disputes or other contingencies since August 31, 2001. Refer to Note 10, Commitments and Contingences included in the notes to the consolidated financial statements for the year ended August 31, 2001.

NOTE H - BUSINESS SEGMENTS (in thousands):

     The following is a summary of certain financial information by reportable segment:

                                                                Three months ended November 30, 2001
                                          ---------------------------------------------------------------------------------
                                             MANU-                           MARKETING            CORP             CONSOL-
                                           FACTURING       RECYCLING         & TRADING           & ELIM            IDATED
                                          ----------       ----------        ----------        ----------        ----------

Net sales-unaffiliated customers          $  330,504       $   77,881        $  156,405        $       90        $  564,880
Intersegment sales                               804            4,750             2,788            (8,342)               --
                                          ----------       ----------        ----------        ----------        ----------
                                             331,308           82,631           159,193            (8,252)          564,880

Earnings (Loss) before income taxes           20,479           (1,295)            1,653            (6,592)           14,245

Ending total assets                          741,178           88,213           225,487            51,916         1,106,794

                                                                 Three months ended November 30, 2000
                                          -----------------------------------------------------------------------------------
                                             MANU-                           MARKETING            CORP              CONSOL-
                                           FACTURING       RECYCLING         & TRADING           & ELIM             IDATED
                                          ----------       ----------        ----------        -----------        -----------

Net sales-unaffiliated customers          $  308,900       $   97,503        $  187,508        $      629        $  594,540
Intersegment sales                             1,561            5,744             4,559           (11,864)               --
                                          ----------       ----------        ----------        ----------        ----------
                                             310,461          103,247           192,067           (11,235)          594,540

Earnings (Loss) before income taxes            3,288           (2,035)            1,223            (5,651)           (3,175)

Ending total assets                          775,072          107,518           249,318            41,236         1,173,144

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

                                                              First Quarter
                                                          ---------------------
                                                           2002           2001
                                                          ------         ------

Net sales                                                 $  565         $  595

Net earnings (loss)                                          8.8           (2.2)

Cash flows                                                  25.6           14.5

EBITDA                                                      35.0           21.5

LIFO reserve                                                 5.9            7.5

The Company's long-term strategy of vertical integration, product diversification and geographic dispersion was again proven effective though difficult market conditions were exacerbated by the aftermath of September 11, 2001. Significant events that affected the Company's first quarter included:

- First quarter 2002 was significantly better than last year, even excluding the $10.7 million pre-tax litigation accrual recorded in the prior year in the manufacturing segment.

-    Prices generally remained at abysmal levels.

- Led by the steel group, the manufacturing segment had its second best first quarter ever.

- Increased steel group shipments, downstream operational improvements and lower utility costs at the steel mills more than offset lower selling prices and decreased profits from copper tube.

- The recycling segment was unprofitable, but better than the first quarter last year.

- Marketing and trading profits significantly improved, but were still historically lower than normal.

-    Interest expense was lower due to less debt and reduced rates.

- Maintained a strong allowance for collection losses after incurring $1.3 million in doubtful accounts receivable due to two large bankruptcies.

CONSOLIDATED DATA -

The LIFO method of inventory valuation increased net earnings by $368 thousand and $437 thousand for the three months ended November 30, 2001 and 2000, respectively, an increase in net earnings of 3 cents per diluted share for both quarters.

SEGMENT OPERATING DATA -
(in thousands)

Net sales and operating profit (loss) by business segment are shown in the following table. Operating profit (loss), as presented, is the sum of earnings
(loss) before income taxes, outside interest expense and discounts on the sales of accounts receivables.

                                                       Three months ended
                                                          November 30,
                                                 ------------------------------
                                                   2001                 2000
                                                 ---------            ---------

NET SALES:
Manufacturing                                    $ 331,308            $ 310,461
Recycling                                           82,631              103,247
Marketing and Trading                              159,193              192,067
Corporate and Eliminations                          (8,252)             (11,235)
                                                 ---------            ---------
                                                 $ 564,880            $ 594,540
                                                 =========            =========

OPERATING PROFIT (LOSS):
Manufacturing                                    $  20,745            $   3,385
Recycling                                           (1,222)              (2,027)
Marketing and Trading                                2,280                1,618
Corporate and Eliminations                          (2,251)               1,513
                                                 ---------            ---------
                                                 $  19,552            $   4,489
                                                 =========            =========

MANUFACTURING -

The Company's manufacturing segment consists of the steel group and the copper tube division. Operating profit for the segment increased $17.4 million to $20.7 million from $3.4 million during last year's first quarter on $20.8 million (7%) more net sales. $10.7 million of the increase in operating profit was due to the prior year litigation accrual. Excluding this item, the manufacturing segment's operating profit was 47% above last year's first quarter because of significantly improved steel group profitability. This strong performance in steel resulted from increased shipments which more than offset lower average selling prices, and continued significant contributions from downstream operations. Continuing low-priced steel imports into the United States and negative economic conditions resulted in yet lower selling prices, although the underlying demand for steel products resulted in increased tonnage shipped. Also, margins were benefited by lower utility and raw material costs. Operating profit for the copper tube division was 43% less than last year's historically strong first quarter.

Steel and scrap prices per ton are as reflected in the table below:

                                                              Three months ended
                                                                 November 30,
                                                              ------------------
                                                              2001          2000
                                                              ----          ----

Average mill selling price (total sales)                      $277          $293
Average mill selling price (finished goods)                    282           299
Average fab selling price                                      634           655
Average ferrous scrap purchase price                            73            77

Operating profit for the Company's four steel minimills was 150% more than the prior year period in spite of lower selling prices, which resulted from low-priced steel imports and aggressive domestic competition. SMI South Carolina contributed with a $1.2 million pre-tax profit versus a $1.4 million loss in the prior year. Profits at SMI Texas and SMI Alabama were also significantly better while Arkansas was down. The primary reason for the improved profitability was a 13% increase in mill shipments, which were up to 476,000 tons from 422,000. Tons rolled were up 12% from last year to 485,000, and tons melted increased 8% to 525,000. The average total mill selling price at $277 per ton was $16 (5%) below last year, and the average selling price for finished goods dropped $17 (6%) per ton to $282. Average scrap purchase costs were lower by $4 per ton providing a partial offset in maintaining mill product margins. Utility expenses declined by $1.3 million (pre-tax) from the prior year quarter due to lower natural gas costs.

Operating profit in the Company's steel fabrication and related businesses increased by 60%, excluding the prior year litigation accrual of $10.7 million. Net sales increased by 3%. Fabricated steel shipments totaled 256,000 tons, an 8% increase from the prior year period. The average fab selling price decreased $21 per ton (3%). The continued improvement in performance at SMI Owen resulted in $2.4 million (pre-tax) profit versus a $1.7 million loss in the prior year's first quarter. The Company's rebar fabrication, concrete related products and steel post plants continued to perform well. Also a turnaround in steel joist and cellular beam manufacturing was achieved through cost reduction efforts in spite of lower prices and shipments.

The copper tube division's operating profit decreased 43% from the same period last year, while net sales decreased 11%. Copper tube production was 6.5% higher at 13.5 million pounds, and shipments increased 7% from the first quarter last year to 15 million pounds. However, average sales prices decreased 17%, resulting in lower metal spreads. Commissioning of the new line and product expansion has begun.

RECYCLING -

The recycling segment reported an operating loss of $1.2 million, about 60% of the $2 million loss for the first quarter last year. Net sales decreased 20% to $82.6 million. The segment's markets were abysmal with low prices, and some customers deferred shipments while a number of others experienced financial difficulties. Nonferrous sales prices plummeted and, as a result, material margins for the segment decreased 4% compared with the previous year's first quarter. Ferrous scrap tonnage processed and shipped rose 3% to 347,000 tons, but ferrous sales prices were on average $71 per ton or 10% lower than a year ago. Nonferrous shipments declined 6%, and the average nonferrous scrap price was 20% lower than the prior year period. Total volume of scrap processed, including the steel group processing plants, was 584,000 tons, an increase of 2% from the 574,000 tons processed during the prior year period.

MARKETING AND TRADING -

Operating profit of $2.3 million for the marketing and trading segment was 41% higher than the prior year's first quarter, while net sales decreased 17% to $159 million. Sales declined significantly in the United States, with markets characterized by continued oversupply and intense competition from domestic suppliers. The influence of the strong U.S. dollar valuation continued to hamper the Company's results in most parts of the world. Margins were lower for most steel products, nonferrous metal products and industrial raw materials and products. In September 2001, the Company completed its acquisition of Coil Steels Group, an Australian service center in which the Company already owned a 22% share. This acquisition, as well as a turnaround in existing Australian operations, were major factors in the segment's improved profitability.

OTHER -

The Company's pre-tax interest expense decreased by $2.7 million (35%) from the prior year's first quarter due to lower interest rates and much lower short-term debt levels. During the prior year quarter, the Company sold land which was no longer being utilized, recognizing a gain of $600 thousand in the Corporate segment. Net book value was minimal.

CONTINGENCIES -

See footnote G, Contingencies, in the Company's consolidated financial statements.

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

OUTLOOK -

During the current year first quarter, the worldwide economic downturn widened and deepened, exacerbated by the aftermath of September 11, 2001, which in turn worsened already difficult market conditions. The recession in the Company's markets was especially severe for global industrial production, although residential activity was relatively stable and public construction remained strong. Service centers/distributors, an important customer group, remained focused on reducing inventories. Worldwide demand for steel and nonferrous metals continued to erode. Also, the high level of bankruptcies among the Company's customers and competitors remained a challenge. However, late in the quarter, production cutbacks by steel and metals suppliers accelerated on a global basis, a favorable development.

There is an abnormal degree of uncertainty in the near term, especially regarding consumer and business confidence. Nevertheless, management continues to believe that the Company's performance will improve further during the current year due to internal and external factors, including modest improvements in the economy during the latter part of the fiscal year. While the U.S. economy continues to contract, there are signs that the rate of decline has slowed, that inventories have been worked down significantly and that stimulative factors are helping. Commercial construction is likely to be softer, but public construction should remain firm. Both houses of Congress recently passed the 2002 Department of Transportation spending bill, which appropriates $59.6 billion in funding, an overall increase of 2.5%.

However, the Company's second quarter typically is its weakest, and it began with an even poorer near term pricing environment. Accordingly, management expects second quarter results to be below this year's first quarter, although substantially higher than last year's second quarter. The Company anticipates improved performance in the second half of its fiscal year due to increases in volume and prices in most of its businesses combined with generally low input costs. Lower import levels are also expected. Also, reduced costs in various areas have already begun to benefit the Company's earnings. Longer term, the Company expects stronger demand for construction related products and services. Management anticipates relatively high consumption of steel bar and structural steel in the public sector during the next few years. The outlook for institutional building and power plant construction continues to look promising. Also, various end use markets around the world, especially in manufacturing activity, should improve when the economic downturn reverses. Renewed growth in steel and nonferrous metal consumption should lead to a more favorable supply/demand balance.

The U.S. International Trade Commission announced in October 2001 (under the
Section 201 trade investigation instituted at the request of President George W.
Bush) that steel imports have caused serious injury to the U.S. steel industry including a number of the Company's product lines. The remedies recommended by the commissioners entail a range of tariffs or quotas on various steel products. A decision from the President as to what remedies to impose is anticipated toward the end of the Company's second quarter. Management believes that the ultimate resolution will be beneficial to the Company's steel manufacturing operations.

Strategically, management's focus remains on participating in industry consolidation, forming strategic alliances, growing added value businesses, redeploying assets and increasing the Company's earnings and cash flows.

This outlook section contains forward-looking statements regarding the outlook for the Company's financial results including net earnings, product pricing and demand, production rates, manufacturing costs, interest rates, inventory levels, results of litigation and general market conditions. These forward-looking statements can generally be identified by phrases such as the Company or management "expects", "anticipates", "believes", "plans to", "should", "likely", "appears", "projects", or other words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from management's current opinion. Developments that could impact the

Company's expectations include interest rate changes, construction activity, difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes, metals pricing over which the Company exerts little influence, increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing, global factors including credit availability, currency fluctuations, energy prices, and decisions by governments impacting the level and pace of overall economic activity.

LIQUIDITY -

Cash flows from operations before changes in operating assets and liabilities for the three months ended November 30, 2001 increased to $25.6 million from $14.5 million in the prior year due to higher earnings. Depreciation and amortization decreased during the first quarter of fiscal 2002 primarily because mill rolls and guides for SMI South Carolina were fully depreciated. Due to the high level of bankrupt and financially troubled customers, the Company's provision for losses on receivables increased $804 thousand from the prior year period.

Net cash flows used by operating activities decreased to $2.4 million from $39.8 million in the prior year first quarter due primarily to better earnings and working capital management. Accounts receivable decreased from August 31, 2001 in all segments primarily due to the decline in net sales. Also, the Company utilized $15 million less funding from sales of its accounts receivable. Inventories and accounts payable increased by $29.1 million and $25.2 million, respectively, from the prior year-end due mostly to the acquisition of Coil Steels Group and goods in transit in marketing and trading. Accrued expenses and other payables decreased $17.6 million due to the payment of incentive compensation and the funding of employee benefit plans accrued at August 31, 2001. Income taxes payable increased $5.0 million due to improved profitability during the current fiscal year.

The Company invested $14.5 million in property, plant and equipment during the quarter ended November 30, 2001, the majority of which was for Coil Steels Group and to replace an expiring leasehold in recycling. Short-term financing needs were dramatically lower during the current year's first quarter.

At November 30, 2001, there were 13,137,474 common shares issued and outstanding with 2,995,109 held in the Company's treasury. Stockholders' equity was $444 million or $33.79 per share.

Net working capital was $306 million at November 30, 2001 compared to $292 million at August 31, 2001. The increase was primarily due to the higher inventory levels. The current ratio was 1.8, unchanged from August 31, 2001. The Company's effective tax rate for the current period was 38.0% versus a 29.7% benefit for the first quarter last year. The rate varied due to a different tax rate applied to the prior period litigation accrual.

Long-term debt as a percent of total capitalization was 34.7% at November 30, 2001, slightly down from 35.1% at August 31, 2001. The ratio of total debt to total capitalization plus short-term debt stood at 35.9%, lower than the 2001 year end ratio of 36.3%. These ratios decreased due to more equity resulting from current first quarter net earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required hereunder for the Company is not significantly different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures About Market Risk included in the Company's Annual Report of Form 10-K for the year ended August 31, 2001, filed November 19, 2001 with the Securities Exchange Commission, and is therefore not presented herein.

PART II OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 2001, filed November 21, 2001, with the Securities and Exchange Commission.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             Not Applicable

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             Not Applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not Applicable

     ITEM 5. OTHER INFORMATION

             Not Applicable

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          A. Exhibits required by Item 601 of Regulation S-K.

             None

          B. The Registrant did not file a report on Form 8-K during the three-month period ended November 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMMERCIAL METALS COMPANY

                                       /s/ WILLIAM B. LARSON
                                       ------------------------------------
January 11, 2002                       William B. Larson
                                       Vice President
                                       & Chief Financial Officer


                                       /s/ MALINDA G. PASSMORE
                                       ------------------------------------
January 11, 2002                       Malinda G. Passmore
                                       Controller