Form 10-Q
period 2002-02-28
COMMERCIAL METALS CO
filed 2002-04-12
CIK 22444

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

For Quarter ended February 28, 2002
Commission File Number 1-4304

                            COMMERCIAL METALS COMPANY
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

           Delaware                                            75-0725338
-------------------------------                           ----------------------
(State or other Jurisdiction of                             (I.R.S. Employer
incorporation of organization)                            Identification Number)

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

                                                         Yes    No
                                                         [X]    [ ]

As of February 28, 2002 there were 13,666,994 shares of the Company's common stock issued and outstanding excluding 2,465,589 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                      PAGE NO.
                                                                    --------
Item 1.  Financial Statements

           Consolidated Balance Sheets -
                 February 28, 2002 and August 31, 2001               2 - 3


           Consolidated Statements of Operations -
                 Three and six months ended February 28,
                 2002 and 2001                                           4


           Consolidated Statements of Cash Flows -
                 Six months ended February 28, 2002 and 2001             5


           Consolidated Statement of Stockholders' Equity -
                 Six months ended February 28, 2002                      6


           Notes to Consolidated Financial Statements               7 - 10


Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations               11 - 20

Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                            20



PART II - OTHER INFORMATION                                        21 - 22


SIGNATURES                                                              23

ITEM 1 - FINANCIAL STATEMENTS

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                        (In thousands except share data)


                                                           February 28,
                                                              2002             August 31,
CURRENT ASSETS:                                            (unaudited)            2001
                                                           ------------       -----------
  Cash                                                     $    27,787        $    33,289
  Temporary investments                                         20,000             23,000
  Accounts receivable (less allowance for
    collection losses of $6,116 and $5,192)                    234,407            204,032
  Notes receivable from affiliate                               79,625             95,515
  Inventories                                                  277,439            236,679
  Other                                                         53,884             45,412
                                                           -----------        -----------
                                TOTAL CURRENT ASSETS           693,142            637,927

PROPERTY, PLANT, AND EQUIPMENT:
   Land                                                         29,751             29,315
   Buildings                                                   118,127            109,549
   Equipment                                                   716,646            704,469
   Leasehold improvements                                       33,965             33,213
   Construction in process                                      17,567             20,350
                                                           -----------        -----------
                                                               916,056            896,896
   Less accumulated depreciation
    and amortization                                          (526,186)          (501,045)
                                                           -----------        -----------
                                                               389,870            395,851

OTHER ASSETS                                                    52,645             51,022
                                                           -----------        -----------
                                                           $ 1,135,657        $ 1,084,800
                                                           ===========        ===========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                      February 28,
                                                         2002               August 31,
CURRENT LIABILITIES:                                  (unaudited)              2001
                                                      ------------       ---------------
  Commercial paper                                    $        --        $            --
  Notes payable                                             5,151                  3,793
  Accounts payable                                        241,470                201,292
  Accrued expenses and other payables                     119,106                133,464
  Income taxes payable                                      3,324                  1,105
  Current maturities of long-term debt                      2,388                 10,288
                                                      -----------        ---------------
              TOTAL CURRENT LIABILITIES                   371,439                349,942



DEFERRED INCOME TAXES                                      30,405                 30,405

OTHER LONG-TERM LIABILITIES                                18,512                 17,342

LONG-TERM DEBT                                            251,623                251,638

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital Stock:
     Preferred stock                                           --                     --
     Common Stock, par value $5.00 per share:
       authorized 40,000,000 shares; issued
       16,132,583 shares; outstanding
       13,666,994 and 13,078,594 shares                    80,663                 80,663
  Additional paid-in capital                               14,729                 13,930
  Accumulated other comprehensive loss                     (2,035)                (1,961)
  Retained earnings                                       436,666                424,688
                                                      -----------        ---------------
                                                          530,023                517,320
  Less treasury stock,
       2,465,589 and 3,053,989 shares at cost             (66,345)               (81,847)
                                                      -----------        ---------------
                                                          463,678                435,473
                                                      -----------        ---------------
                                                      $ 1,135,657        $     1,084,800
                                                      ===========        ===============


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands except share data)
                                   (Unaudited)


                                                           Three months ended                     Six months ended
                                                               February 28,                         February 28,
                                                     -------------------------------       -------------------------------
                                                         2002               2001               2002               2001
                                                     ------------       ------------       ------------       ------------
NET SALES                                            $    566,419       $    578,330       $  1,131,299       $  1,172,870

COSTS AND EXPENSES:
   Cost of goods sold                                     491,547            520,077            978,332          1,043,773

   Selling general and administrative expenses             56,078             47,211            111,160             98,323

   Employees' retirement plans                              3,125                739              6,932              5,299

   Interest expense                                         5,069              8,038             10,030             15,702

   Litigation accrual                                          --                 --                 --             10,683
                                                     ------------       ------------       ------------       ------------
                                                          555,819            576,065          1,106,454          1,173,780
                                                     ------------       ------------       ------------       ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                        10,600              2,265             24,845               (910)

INCOME TAXES  (BENEFIT)                                     4,028                603              9,441               (339)
                                                     ------------       ------------       ------------       ------------
NET EARNINGS  (LOSS)                                 $      6,572       $      1,662       $     15,404       $       (571)
                                                     ============       ============       ============       ============

Basic earnings (loss) per share                      $       0.49       $       0.13       $       1.16       $      (0.04)

Diluted earnings (loss) per share                    $       0.47       $       1.13       $       0.13       $      (0.04)

Cash dividends per share                             $       0.13       $       0.13       $       0.26       $       0.26

Average basic shares outstanding                       13,416,273         12,970,020         13,259,893         13,050,139

Average diluted shares outstanding                     13,966,498         13,038,803         13,645,414         13,050,139


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Six months ended
                                                                                        February 28,
                                                                                  ------------------------
                                                                                    2002            2001
                                                                                  --------        --------
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
   Net earnings  (loss)                                                           $ 15,404        $   (571)
   Adjustments to earnings (loss) not requiring cash:
      Depreciation and amortization                                                 31,231          34,061
      Provision for losses on receivables                                            2,562             581
      Tax benefits from stock plans                                                  1,544             120
      Other                                                                            194            (173)
                                                                                  --------        --------
  Cash flows from operations before changes in
      operating assets and liabilities                                              50,935          34,018

  Changes in operating assets and liabilities, net of effect of Coil Steels Group acquisition:
      Decrease (increase) in accounts receivable                                   (20,181)          9,678
      Increase in inventories                                                      (31,417)        (22,168)
      Decrease (increase) in other assets                                            2,724          (5,280)
      Increase (decrease) in accounts payable,
         accrued expenses, other payables and income taxes                          14,745         (63,832)
      Increase in other long-term liabilities                                        1,170           1,655
                                                                                  --------        --------
Net Cash From (Used by) Operating Activities                                        17,976         (45,929)

CASH FLOWS USED BY INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                      (18,486)        (29,873)
    Acquisition of Coil Steels Group, net of cash acquired                          (6,834)             --
    Sales of property, plant and equipment                                             256             173
    Temporary investments - net change                                               3,000              --
                                                                                  --------        --------
Net Cash Used by Investing Activities                                              (22,064)        (29,700)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
     Commercial paper - net change                                                      --          56,000
     Notes payable - net change                                                     (4,830)         34,423
     Payments on long-term debt                                                     (7,915)         (7,646)
     Stock issued under incentive and purchase plans                                14,757           1,847
     Treasury stock acquired                                                            --          (6,716)
     Dividends paid                                                                 (3,426)         (3,398)
                                                                                  --------        --------
Net Cash From (Used by) Financing Activities                                        (1,414)         74,510
                                                                                  --------        --------
Decrease in Cash                                                                    (5,502)         (1,119)

Cash at Beginning of Year                                                           33,289          20,067
                                                                                  --------        --------
Cash at End of Period                                                             $ 27,787        $ 18,948
                                                                                  ========        ========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)
                                   (Unaudited)

                                                  Common Stock                    Accumulated
                                             ------------------------   Add'l        Other
                                             Number of                 Paid-in   Comprehensive
                                               Shares        Amount    Capital        Loss
                                             ----------   -----------  -------   -------------
Balance September 1, 2001                    16,132,583   $    80,663  $13,930   $      (1,961)

Comprehensive income:
   Net earnings for six months
     ended February 28, 2002
   Other comprehensive loss
        Unrealized loss on derivatives,
          net of taxes of $(6)                                                             (12)
        Foreign currency translation
          adjustment, net of taxes of $(33)                                                (62)

   Comprehensive income

   Cash dividends - $.26 a share

   Stock issued under incentive and
      purchase plans                                                      (745)

    Tax benefits from stock plans                                        1,544
                                             ----------   -----------  -------   -------------
Balance February 28, 2002                    16,132,583   $    80,663  $14,729   $      (2,035)
                                             ==========   ===========  =======   =============


                                                            Treasury Stock
                                                         ---------------------
                                             Retained    Number of
                                             Earnings      Shares      Amount      Total
                                             ---------   ----------   --------   ---------
Balance September 1, 2001                    $ 424,688   (3,053,989)  $(81,847)  $ 435,473

Comprehensive income:
   Net earnings for six months
     ended February 28, 2002                    15,404                              15,404
   Other comprehensive loss
        Unrealized loss on derivatives,
          net of taxes of $(6)                                                         (12)
        Foreign currency translation
          adjustment, net of taxes of $(33)                                            (62)
                                                                                 ---------
   Comprehensive income                                                             15,330

   Cash dividends - $.26 a share                (3,426)                             (3,426)

   Stock issued under incentive and
      purchase plans                                        588,400     15,502      14,757

    Tax benefits from stock plans                                                    1,544
                                             ---------   ----------   --------   ---------
Balance February 28, 2002                    $ 436,666   (2,465,589)  $(66,345)  $ 463,678
                                             =========   ==========   ========   =========


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - QUARTERLY FINANCIAL DATA

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2002 and 2001, the results of operations and the cash flows for the six months then ended. The results of operations for the six month periods are not necessarily indicative of the results to be expected for a full year.

NOTE B - SALES OF ACCOUNTS RECEIVABLE

         As a cost effective short-term financing program, the Company and several of its subsidiaries periodically sell trade accounts receivable substantially to the Company's wholly-owned unconsolidated special purpose affiliate. Depending on the level of financing needs, the affiliate receives funds from third party financial institutions. The key components were as follows as of February 28, 2002 (in thousands):

Total accounts receivable sold               $133,376
Less notes receivable from affiliate           82,066
                                             --------

Net proceeds from financial institutions     $ 51,310
                                             ========

The notes receivable from affiliate are presented net of allowance of $2.4 million at February 28, 2002. These notes represent amounts withheld for credit and other reserves, as well as excess funding capacity not currently needed by the Company. Discounts (which aggregated $283 thousand and $630 thousand for the three and six months ended February 28, 2002, respectively) represented primarily the costs of funds and were included in selling, general and administrative expenses.

NOTE C - LONG-TERM DEBT

         Long-term debt (in thousands) was as follows:

                            February 28,     August 31,
                                2002           2001
                            ------------     ----------
8.49% notes due 2001          $     --       $  7,142
7.20% notes due 2005           100,000        100,000
6.80% notes due 2007            50,000         50,000
6.75% notes due 2009           100,000        100,000
Other                            4,011          4,784
                              --------       --------
                               254,011        261,926

Less current maturities          2,388         10,288
                              --------       --------
                              $251,623       $251,638
                              ========       ========

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE D - EARNINGS (LOSS) PER SHARE

         In calculating earnings (loss) per share, there were no adjustments to net earnings (loss) to arrive at income (loss) for the six months ended February 28, 2002 or 2001. The reconciliation of the denominators of earnings (loss) per share calculations are as follows:

                                                                     Three months ended                 Six months ended
                                                                        February 28,                        February 28,
                                                                 ---------------------------       ---------------------------
                                                                    2002             2001             2002             2001
                                                                 ----------       ----------       ----------       ----------
Shares outstanding for basic earnings (loss) per share           13,416,273       12,970,020       13,259,893       13,050,139
Effect of dilutive securities-stock options/purchase plans          550,225           68,783          385,521               --
                                                                 ----------       ----------       ----------       ----------
Shares outstanding for diluted earnings (loss) per share         13,966,498       13,038,803       13,645,414       13,050,139

Stock options with total share commitments of 30,345 at February 28, 2002 were anti-dilutive based on the average share price for the quarter of $35.20 and exercise prices of $36.10 per share. The options expire by 2009. Shares outstanding are the same for both basic and diluted loss per share for the six months ended February 28, 2001 as the assumed exercise of outstanding stock options or purchase plans would have an antidilutive effect due to the net loss.

NOTE E - DERIVATIVES AND RISK MANAGEMENT

         The Company's product lines and worldwide operations expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company's risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities' prices, and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. The Company designates only those contracts as hedges for accounting purposes which closely match the terms of the underlying transaction. These hedges resulted in substantially no ineffectiveness in the statements of operations for quarters or six months ended February 28, 2002 and 2001. Certain of the foreign currency and all of the commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges. The changes in fair value of these instruments resulted in a $180 thousand decrease and a $285 thousand increase in costs of goods sold for the quarters ended February 28, 2002 and 2001, respectively. Also, cost of goods sold decreased by $333 thousand and increased by $80 thousand for the six months ended February 28, 2002 and 2001, respectively, due to changes in fair value of these instruments. All of the instruments are highly liquid, and none are entered into for trading purposes or speculation.

NOTE F - RECLASSIFICATIONS

         Certain reclassifications have been made in prior year financial statements to conform to the classifications used in the current year.

NOTE G - CONTINGENCIES

         There were no material developments relating to the Company's construction disputes or other contingencies since August 31, 2001. Refer to
Note 10, Commitments and Contingencies included in the notes to the consolidated financial statements for the year ended August 31, 2001.

         During the six months ended February 28, 2001, the Company increased its litigation accrual by $10.7 million due to unanticipated adverse findings of fact and conclusions of law from a trial. In the prior year fourth quarter, the Court entered judgment in an amount which was $2.5 million less than originally accrued. The Company has appealed the judgment.

         In December 2001, the Company received $2.5 million for a graphite electrode antitrust litigation recovery. This amount was recorded in net sales for the current quarter.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE H - PENDING SALES OF ASSETS

         On February 14, 2002, the Company signed an agreement with a subsidiary of ADF Group, Inc. to sell substantially all of the assets of SMI Owen Steel Company's heavy structural steel fabrication and installation operations located in Columbia, South Carolina, contingent on the satisfaction by the parties of certain conditions. On March 28, 2002 the sale was completed resulting in cash proceeds of $19.7 million. The pre-tax gain from the sale of approximately $5 million will be recognized in the Company's third quarter.

         During the 2002 second quarter, the Company closed its recycling facility in Midland, Texas resulting in a writedown of $453 thousand on certain equipment, which may be sold. The writedown was included in selling, general and administrative expenses.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE I - BUSINESS SEGMENTS

The following is a summary of certain financial information by reportable segment (in thousands):

                                                                Three months ended February 28, 2002
                                       -------------------------------------------------------------------------------
                                                                         Marketing        Corp. &
                                       Manufacturing     Recycling       & Trading          Elim.         Consolidated
                                       -------------     ---------       ---------        ---------       ------------
Net sales - unaffiliated customers       $ 314,726       $  78,526       $ 173,126        $      41        $ 566,419
Inter-segments sales                           816           4,392           5,255          (10,463)              --
                                         ---------       ---------       ---------        ---------        ---------
                                           315,542          82,918         178,381          (10,422)         566,419

Earnings (loss) before income taxes         12,688             159           1,733           (3,980)          10,600

                                                                Three months ended February 28, 2001
                                       -------------------------------------------------------------------------------
                                                                          Marketing         Corp. &
                                       Manufacturing     Recycling        & Trading          Elim.        Consolidated
                                       -------------     ---------        ---------        ---------      ------------
Net sales - unaffiliated customers       $ 291,877       $  90,730        $ 195,195        $     528        $ 578,330
Inter-segments sales                         1,313           5,159            3,932          (10,404)              --
                                         ---------       ---------        ---------        ---------        ---------
                                           293,190          95,889          199,127           (9,876)         578,330

Earnings (loss) before income taxes          5,732            (931)           2,019           (4,555)           2,265

                                                                   Six months ended February 28, 2002
                                        ----------------------------------------------------------------------------------------
                                                                               Marketing           Corp. &
                                        Manufacturing       Recycling          & Trading            Elim.           Consolidated
                                        -------------      -----------        -----------        -----------        ------------
Net sales - unaffiliated customers       $   645,230       $   156,407        $   329,531        $       131        $ 1,131,299
Inter-segments sales                           1,620             9,142              8,043            (18,805)                --
                                         -----------       -----------        -----------        -----------        -----------
                                             646,850           165,549            337,574            (18,674)         1,131,299

Earnings(loss) before income taxes            33,167            (1,136)             3,386            (10,572)            24,845

Total assets - February 28, 2002             743,859            84,970            237,177             69,651          1,135,657

                                                                  Six months ended February 28, 2001
                                        ----------------------------------------------------------------------------------------
                                                                               Marketing           Corp. &
                                        Manufacturing       Recycling          & Trading            Elim.           Consolidated
                                        -------------      -----------        -----------        -----------        ------------
Net sales - unaffiliated customers       $   600,777       $   188,233        $   382,703        $     1,157        $ 1,172,870
Inter-segments sales                           2,874            10,903              8,491            (22,268)                --
                                         -----------       -----------        -----------        -----------        -----------
                                             603,651           199,136            391,194            (21,111)       $ 1,172,870

Earnings (loss) before income taxes            9,020            (2,966)             3,242            (10,206)              (910)

Total assets - February 28, 2001             780,064           107,860            246,268             50,089          1,184,281

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

                             Three Months Ended            Six Months Ended
                                 February 28,                 February 28,
                          -----------------------       -----------------------
                            2002           2001           2002           2001
                          --------       --------       --------       --------
Net sales                 $    566       $    578       $  1,131       $  1,173

Net earnings (loss)            6.6            1.7           15.4            (.6)

Cash flows                    25.3           19.5           50.9           34.0

EBITDA                        31.1           27.3           66.1           48.9

Ending LIFO reserve            6.5            7.3

The Company's long-term strategy of vertical integration, product diversification and geographic dispersion was again proven effective through difficult market conditions. Significant events that affected the Company's second quarter included:

- Second quarter 2002 was significantly better than last year, due to higher production and shipments, as well as lower energy prices.

- Selling prices generally remained severely depressed, but raw material costs were flat to lower.

- The manufacturing segment was significantly more profitable than last year's second quarter because of much better performance by the steel group.

- Increased steel minimill production and shipments, downstream operational improvements and lower utility costs at the steel mills more than offset lower margins and decreased profits from copper tube.

- During the current second quarter, the steel group received a nonrecurring graphite electrode litigation settlement of $2.5 million (pre-tax).

- The recycling segment was profitable, even after providing for a shredder closure, a major turnaround from this year's first quarter loss and the second quarter last year.

- Further gross margin compression in marketing and trading resulted in slightly lower profits than last year's second quarter.

- Financing costs decreased due to lower borrowing requirements and reduced interest rates.

- Exercising caution due to continuing financial weakness of selected customers resulted in a $1.5 million (pre- tax) provision for losses on accounts receivable during the current quarter.

CONSOLIDATED DATA -

The LIFO method of inventory valuation decreased net earnings by $404 thousand ($0.03 per diluted share) for the current quarter, compared to an increase of $160 thousand ($0.01 per diluted share) for the prior year. LIFO had substantially no impact on net earnings for the six months ended February 28, 2002. For the first six months in the prior year, LIFO increased net earnings by $597 thousand ($0.05 per diluted share).

SEGMENT OPERATING DATA -
(in thousands)

Net sales and operating profit (loss) by business segment are shown in the following table. Operating profit (loss), as presented, is the sum of earnings
(loss) before income taxes, outside interest expense and discounts on the sales of accounts receivables.

                                        Three months ended                    Six months ended
                                           February 28,                          February 28,
                                 ------------------------------        ------------------------------
                                     2002               2001               2002               2001
                                 -----------        -----------        -----------        -----------
NET SALES:
Manufacturing                    $   315,542        $   293,190        $   646,850        $   603,651
Recycling                             82,918             95,889            165,549            199,136
Marketing and Trading                178,381            199,127            337,574            391,194
Corporate and Eliminations           (10,422)            (9,876)           (18,674)           (21,111)
                                 -----------        -----------        -----------        -----------
                                 $   566,419        $   578,330        $ 1,131,299        $ 1,172,870
                                 ===========        ===========        ===========        ===========

OPERATING PROFIT (LOSS):
Manufacturing                    $    15,850        $     5,828        $    36,595        $     9,213
Recycling                                198               (930)            (1,024)            (2,957)
Marketing and Trading                  2,206              2,445              4,486              4,063
Corporate and Eliminations            (2,301)             2,960             (4,552)             4,473
                                 -----------        -----------        -----------        -----------
                                 $    15,953        $    10,303        $    35,505        $    14,792
                                 ===========        ===========        ===========        ===========

MANUFACTURING -

The Company's manufacturing segment consists of the steel group and the copper tube division. Operating profit for the segment increased $10.0 million from the second quarter last year on $22.4 million (8%) more net sales. $2.5 million of the increase in operating profit was due to a graphite electrode litigation settlement during this year's second quarter. Excluding this item, the manufacturing segment's operating profit was 129% above last year's second quarter because of the significant improvement in the steel group's profitability that more than offset lower copper tube earnings. The strong performance in steel resulted from increased output and shipments and significant cost improvements in downstream operations, which more than offset lower average selling prices. Continuing low-priced steel imports into the United States and negative economic conditions resulted in yet lower selling prices, although the underlying demand for steel products resulted in increased tonnage shipped. Also, lower utility and raw material costs contributed to better margins. Operating profit for the copper tube division, although still solid, was less than last year's strong second quarter.

Steel and scrap prices per ton are as reflected in the table below:

                                                  Six months ended
                                                    February 28,
                                                  ----------------
                                                  2002        2001
                                                  ----        ----
Average mill selling price (total sales)          $266        $285
Average mill selling price (finished goods)        270         290
Average fabrication selling price                  620         656
Average ferrous scrap purchase price                71          73

During this year's second quarter, the Company's four steel minimills were meaningfully profitable (versus an operating loss in the prior year) in spite of an 11% decrease in net sales due primarily to lower selling prices resulting from low-priced steel imports and aggressive domestic competition. SMI South Carolina's turnaround continued with a $1.9 million pre-tax profit versus a $2.6 million loss in the prior year. Earnings at SMI Texas, SMI Alabama and SMI Arkansas were also significantly better. The primary reason for the improved minimill profitability was a 20% increase in shipments, which were 501,000 tons in the current quarter compared to 417,000 last year. Mill production increased as well with tons rolled up 35% from last year to 476,000, and tons melted up 33% to 481,000. Even though demand was strong, the average total mill selling price at $266 per ton was $19 (7%) below last year. Average scrap purchase costs were lower by $2 per ton providing a partial offset in maintaining mill product margins. Utility expenses declined by $1.9 million (pre-tax) from their peak in the prior year second quarter due to lower natural gas costs. The mills' profitability in the current year second quarter was also enhanced by the receipt of $2.5 million (pre-tax) from a graphite electrode litigation settlement. This settlement is anticipated to be the last such recovery.

In March 2002, President George W. Bush announced three year tariffs for steel imports as a remedy under the Section 201 steel trade investigation. The tariffs cover the majority of the steel minimills' products and range from 15 - 30% the first year, declining over the next two years. These remedies will be further strengthened by an import licensing and monitoring system and an anti-surge mechanism. Also, the U.S. administration is working with other steel producing nations to remove excess global capacity and eliminate subsidies.

Operating profit in the steel group's steel fabrication and related businesses increased by 51%. In spite of higher volumes, net sales decreased by 4% due to lower selling prices. Fabricated steel shipments totaled 235,000 tons, a 7% increase from the prior year period. Better weather contributed to higher volumes except for the joist operations, which were negatively impacted by the U.S. economic conditions. The average fabrication selling price decreased $36 per ton (5%). Operational improvements at SMI Owen resulted in $400 thousand (pre-tax) profit this year versus a $1.2 million loss in the prior year's second quarter. In February 2002, the

Company signed a definitive agreement with a subsidiary of ADF Group, Inc. for the sale of substantially all of the assets at SMI Owen's heavy structural steel fabrication and installation operation located in Columbia, South Carolina. This sale was completed in March 2002. See footnote H, Pending Sales of Assets, to the consolidated financial statements. The rebar fabrication, concrete related products and steel post plants continued to perform well, in spite of recent losses on several rebar fabrication and placement jobs in California. These losses totaled $2.5 million for the quarter ended February 28, 2002, but were more than offset by profits in the other rebar fabrication operations. Steel joist and cellular beam manufacturing operations reported a $1.7 million (pre-tax) profit versus a $3.4 million loss in the prior year as a result of lower start-up and operating costs, even in the face of lower selling prices and shipments.

The copper tube division's operating profit decreased 62% from the same period last year, on 17% less net sales. Copper tube production was about the same at
13.3 million pounds, but shipments decreased 3% from the second quarter last year to 12.6 million pounds. Average sales prices dropped 14%, resulting in lower metal spreads. Housing starts declined, and hotel/motel construction fell significantly. Consequently, demand for plumbing and refrigeration tube was not as strong. The new production line and product expansion continued, but at a measured pace due to the softer market.

RECYCLING -

The recycling segment reported an operating profit of $198 in the 2002 second quarter, after incurring a $453 thousand (pre-tax) charge for the closure of its shredder operation in Midland, Texas. This compared with an operating loss of $930 thousand for the second quarter last year. Gross margins were below last year, but operating costs were down even more. Net sales decreased 14% to $82.9 million. The segment's markets were dismal with persistent low prices, however, inventory turnover remained rapid. Ferrous scrap tonnage processed and shipped rose 5% to 338,000 tons, but ferrous sales prices were on average $71 per ton or 7% lower than a year ago. Nonferrous shipments declined 2%, and the average nonferrous scrap price was 14% lower than the prior year period. However, both ferrous and non-ferrous selling prices increased as the second quarter progressed. Total volume of scrap processed, including the steel group processing plants, was 583,000 tons, an increase of 8% from the 540,000 tons processed during the prior year period.

MARKETING AND TRADING -

Net sales and operating profit for the marketing and trading segment decreased 10% from the prior year's second quarter, to $178 million and $2.2 million, respectively. Volumes were down significantly due to the global recession, oversupply in most areas and intense competition from domestic suppliers in the respective markets. The influence of the strong U.S. dollar valuation continued to hamper the segment's results in various parts of the world. Margins were lower for most steel products, nonferrous metal products and industrial raw materials and products. The Company's Australian operations, including the Coil Steels Group (remaining shares were acquired in the first quarter of 2002) contributed substantially to the segment's profitability. The increased Australian profits offset declines in U.S. operations. The Company's recent strategy of growing its downstream marketing and distribution business mitigated the very difficult trading conditions.

OTHER -

The Company's selling, general and administrative as well as employee's retirement plan expenses were higher in the current year second quarter due to discretionary items consistent with the improvement in operating profitability. The Company's pre-tax interest expense decreased by $3.0 million (37%) from the prior year's second quarter due to lower interest rates and much lower short-term debt levels. During the prior year quarter, the Company sold interests acquired in the demutualization of an insurance carrier, recognizing a gain of $520 thousand (pre-tax) in the corporate segment.

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

OUTLOOK -

Management believes that the second half of fiscal year 2002 will be significantly better than the first half, although not as strong as the prior year's near record second half.

The U.S. economy has shown signs of a recovery, although the rate and magnitude remain uncertain. The European and Asian economies (except for Japan) also appear to be turning the corner. Additionally, the Company's customers' inventories have been worked down significantly. As a result, the Company expects that demand for its products from the manufacturing sector of the economy will improve. Also, the Company expects that the recent Section 201 remedies announced by the President will result in lower steel imports, and will have a positive impact. Management anticipates that the steel minimill operating levels will rise further and prices strengthen moderately, with scrap prices also somewhat higher. Shipments to the construction industry should be higher despite the recent drop in private nonresidential construction. Management believes that output and shipments from the steel group's fabrication operations will increase incrementally, and profits in copper tube manufacturing will remain at recent levels. Recycling results should improve after the second quarter due to a modestly better outlook for the ferrous and nonferrous scrap markets. Order intake in the marketing and trading segment has improved, but world markets continue to be intensely competitive.

The Company anticipates further improvements in its performance in fiscal 2003 due to both internal and external factors, including a stronger global economy. Moderate increases in volume and prices in most of its businesses combined with controlled operating costs should benefit the Company's earnings. Longer term, management expects stronger demand for construction related products and services including strong spending under the Federal Transportation Program. Management anticipates relatively high consumption of steel bar and structural steel in the public sector during the next few years. The outlook for institutional building continues to look promising. Also, management is optimistic that manufacturing sector and commercial construction demand will improve.

Strategically, management's focus remains on creating economic value through internal growth, by participating in industry consolidation, forming strategic alliances, growing added value businesses, redeploying assets and increasing the Company's earnings, cash flows and return on capital.

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

LIQUIDITY AND CAPITAL RESOURCES -

The following discussion of liquidity and capital resources is on a consolidated basis, noting the sources and uses of the three operating segments. The Company provides a centralized treasury function and uses inter-company loans to efficiently manage the short-term cash needs of its operating divisions. Any excess funds are invested centrally in accordance with guidelines previously established by the Board of Directors.

The Company and its subsidiaries rely upon cash flows from operating activities, and to the extent necessary, external short-term financing sources including the issuance of commercial paper, sales of certain accounts receivable and bank credit facilities. Also, from time to time, the Company has issued long-term public debt, some of which is still outstanding. The Company's continuing cost-effective access to external financing is dependent on maintaining the Company's investment grade credit ratings, and general business conditions. Depending on the market valuation of its common stock, the Company may realize significant cash flows from the exercise of stock options.

The Company's $135 million commercial paper program is rated in the second highest category by Moody's Investors Service (P-2), Standard & Poor's Corporation (A-2) and Fitch (F-2). To back up its commercial paper program, the Company has unsecured revolving credit agreements with a group of five banks consisting of a $90 million facility expiring in August 2002 and a $45 million facility expiring in August 2004. The Company anticipates maintaining its commercial paper program supported by the revolving credit agreements in comparable amounts. For added flexibility, the Company has a program to provide financing through sales of customer accounts receivable allowing for funding of up to $130 million. Under these facilities, the Company continually sells accounts receivable on an ongoing basis to replace those receivables that have been collected. Because the Company's long-term public debt ($250 million at February 28, 2002) is investment grade rated by Standard & Poors' Corporation
(BBB), Fitch (BBB) and by Moody's Investors Services (Baa1), it has access to the public markets for potential refinancing and/or issuance of additional long-term debt.

Credit ratings impact the Company's ability to obtain short- and long-term financing and the cost of such financing. In determining the Company's credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These include earnings, fixed charges such as interest, cash flows, total debt outstanding, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. Also considered are predictability of cash flows, business strategy, industry condition and contingencies. Management is committed to maintaining the Company's investment grade ratings.

Certain of the Company's financing agreements include various covenants. The most restrictive of these requires maintenance of an interest coverage ratio of greater than three times and a debt to capitalization ratio of 55% (as defined). Some of the agreements contain cross-default provisions as well. As of, and for the six months ended February 28, 2002, the Company was in compliance with these requirements.

There is a ratings trigger within the Company's revolving credit agreements and one within its accounts receivable securitization agreement. The trigger in the revolving credit agreements is solely a means to reset pricing for facility fees and loans if a borrowing occurs. Within the accounts receivable securitization agreement, the ratings trigger is contained in a termination event, but one that has been targeted at catastrophe levels. It requires a combination of ratings actions on behalf of two independent rating agencies and is set at levels seven ratings categories below the Company's current rating.

The Company's businesses in the manufacturing and recycling segments are capital intensive. A significant amount of capital resources are used to fund these capital requirements, including construction, purchases of equipment and maintenance capital at existing facilities. The Company's business plan also calls for investments in new operations. Additionally, the Company must fund additional working capital requirements to support the growth of its businesses in all segments and maintain its ability to repay maturing long-term debt (earliest maturity in 2005) and pay dividends to its stockholders.

The Company continues to assess other alternative means of raising capital, including potential dispositions of under-performing or non-strategic assets. Any potential future major acquisitions could require additional external financing, including the issuance of common stock.

Cash Flows

The Company's cash flows from operating activities primarily result from sales of steel and related products, although all segments include sales of nonferrous metal products as well. The Company's customer base is diverse and generally stable. The Company uses futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metals commodity prices (see footnote E, Derivatives and Risk Management in the consolidated financial statements).

The Company's cash flows from operating activities are impacted by the volume and pricing of orders from its customers, who are primarily in the manufacturing and construction sectors of the United States, although international operations are growing. Product shipment volumes can be impacted by weather, and volumes and prices by the general economy, the strength of the U.S. dollar, governmental action, and various other factors. Periodic fluctuations in prices and volumes can result in variations in cash flows from operations, however these have historically been a reliable and steady source of cash.

Cash flows from operations before changes in operating assets and liabilities for the six months ended February 28, 2002 increased to $50.9 million from $34.0 million in the prior year due mostly to higher earnings. Depreciation and amortization decreased during fiscal 2002 primarily because mill rolls and guides for SMI South Carolina were fully depreciated. Due to the level of bankrupt and financially troubled customers, the Company's provision for losses on receivables increased $2 million during the six months ended February 28, 2002 from the prior year period. The Company also realized a $1.4 million increase in the tax benefits from stock issued under option and purchase plans during fiscal 2002.

Net cash flows of $18 million were provided by operating activities compared with $46 million used in the prior year period due primarily to better earnings and working capital management. However, net working capital increased to $321 million at February 28, 2002 from to $292 million at August 31, 2001. The increase was primarily due to the lower discretionary incentive accruals, as higher receivables and inventories were offset by higher accounts payable. The current ratio was 1.9, up from 1.8 at August 31, 2001. Accounts receivable at February 28, 2002 were more than at August 31, 2001 due to strong February sales in marketing and trading's international operations. Inventories and accounts payable increased by $31.4 million and $40.2 million, respectively, from the prior year-end. Inventories in the steel group were up $18 million largely in anticipation of stronger seasonal demand in the second half of 2002. Inventories at the Cometals division in marketing and trading were up due to goods in transit. Accounts payable increased primarily in marketing and trading due to extended terms with vendors and timing differences for goods in transit. Accounts payable in the steel group decreased mostly due to less activity on large structural steel jobs at SMI Owen. Accrued expenses and other payables decreased $14.4 million due to the payment in the current year of incentive compensation and the funding of employee benefit plans that were accrued at August 31, 2001.

The Company invested $18.5 million in property, plant and equipment during the six months ended February 28, 2002, which was $11.4 million less than the prior year. In addition, in fiscal 2002, the Company acquired the remaining shares of the Coil Steels Group (CSG) for $6.8 million (net of cash). Capital spending for fiscal 2002 is projected to be $81 million, including CSG and both greenfield and acquisitions to expand the downstream businesses in steel fabrication.

Short-term financing needs were dramatically lower during the first half of the current year than the prior year period due to better management of working capital and higher earnings. The Company made its final payment on the 8.49% long-term notes in the second quarter of fiscal 2002. At February 28, 2002, there were 13,666,994 common shares issued and outstanding with 2,465,589 held in the Company's treasury. Outstanding shares increased by 588,400 since August 31, 2001. An increased number of employee stock option exercises resulting from the significant increase in the Company's average market price per share (primarily in the second quarter of fiscal 2002) and issuance of shares pursuant to the Company's employee stock purchase plan account for the additional outstanding shares. All shares issued were from treasury shares previously purchased by the Company. This activity resulted in $14.8 million cash flows year to date 2002 versus $1.8 million from such activity in the prior year period. Dividends of $3.4 million were paid during the first six months of 2002 and 2001.

Contractual Obligations

The Company's contractual obligations as of February 28, 2002 are summarized in the table below (dollars in thousands):

                                                                  Payments Due Within*
                                                  -----------------------------------------------------
                                                                   1-3            4-5            After
                                    Total          1 Year         Years          Years          5 Years
                                   --------       --------       --------       --------       --------
Contractual Obligations:
      Commercial Paper(1)          $     --       $     --       $     --       $     --       $     --
      Notes Payable(2)                5,151          5,151             --             --             --
      Long-term Debt(2)             254,012          2,388        101,547         50,011        100,066
      Operating Leases(3)            26,105          9,239          8,664          3,579          4,623
      Unconditional Purchase
          Obligations(4)             37,661         16,893         19,376            821            571
                                   --------       --------       --------       --------       --------
Total Contractual Cash
      Obligations                  $322,929       $ 33,671       $129,587       $ 54,411       $105,260
                                   ========       ========       ========       ========       ========

*        Cash obligations herein are not discounted.

(1)      No amounts were outstanding as of February 28, 2002.

(2) Total amounts are included in the February 28, 2002 consolidated balance sheet.

(3) Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in effect as of the Company's prior fiscal year end and updated pursuant to the acquisition of Coil Steels Group.

(4) About 60% of these purchase obligations are for inventory items to be sold in the ordinary course of business; most of the remainder are for freight and supplies associated with normal revenue-producing activities.

At February 28, 2002, the Company had received $51,310,000 of net proceeds from the sales of accounts receivable, See Note B, Sales of Accounts Receivable, to the consolidated financial statements. If the program was terminated, the first $51,310,000 of collections from these accounts would be paid to the third party financial institution. At February 28, 2002, the Company had overall 47 days sales in accounts receivable (excluding its international division and retention on long-term contracts). The program expires on June 16, 2004. The Company was in compliance with the terms of this program as of and for the six months ended February 28, 2002.

Other Commercial Commitments

The Company maintains stand-by letters of credit to provide support for certain transactions as requested by third parties. At February 28, 2002, $15.5 million was committed under these arrangements, $6 million of which was collateralized by a cash deposit included in current other assets on the consolidated balance sheet. All of commitments expire within one year.



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

Also, see footnote E, Derivatives and Risk Management, to the Company's consolidated financial statements.

PART II  OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended August 31, 2001, filed November 21, 2001.

         ITEM 2. CHANGES IN SECURITIES

                 Not Applicable

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 Not Applicable

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the registrant's annual meeting of stockholders held January 24, 2002, the three nominees named in the Company's Proxy Statement dated December 10, 2001, were elected to serve as directors until the 2005 annual meeting, the proposal to amend the Company's 1996 Long-Term Incentive Plan to increase by 500,000 the number of shares available for issuance pursuant to the Plan was approved and the appointment of Deloitte & Touche, LLP, as auditors of the registrant for the fiscal year ending August 31, 2002 was ratified. There was no solicitation in opposition to management's nominees for directors.

         ITEM 5. OTHER INFORMATION

                 Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.   Exhibits required by Item 601 of Regulation S-K.

             None

        B. A report on Form 8-K was filed February 15, 2002, to report Item 5. Other Events and Regulation FD Disclosure.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMMERCIAL METALS COMPANY


                                     /s/ WILLIAM B. LARSON

April 9, 2002                        William B. Larson
                                     Vice President
                                     & Chief Financial Officer



                                     /s/ MALINDA G. PASSMORE

April 9, 2002                        Malinda G. Passmore
                                     Controller