Form 10-Q
period 2002-05-31
COMMERCIAL METALS CO
filed 2002-07-11
CIK 22444

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

For the quarterly period ended May 31, 2002
Commission File Number 1-4304

                            COMMERCIAL METALS COMPANY
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

          Delaware                                             75-0725338
-------------------------------                         ------------------------
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

As of July 1, 2002 there were 28,452,908 shares of the Company's common stock issued and outstanding excluding 3,812,258 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                           PAGE NO.
                                                                                         --------
Item 1.  Financial Statements

           Consolidated Balance Sheets -
                  May 31, 2002 and August 31, 2001                                          2 - 3


           Consolidated Statements of Earnings -
                  Three and nine months ended May 31, 2002 and 2001                             4



           Consolidated Statements of Cash Flows -
                  Nine months ended May 31, 2002 and 2001                                       5


           Consolidated Statement of Stockholders' Equity -
                  Nine months ended May 31, 2002                                                6


           Notes to Consolidated Financial Statements                                      7 - 11


Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                         12 - 20

Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                                                  20



PART II - OTHER INFORMATION                                                               21 - 22


SIGNATURES                                                                                     23

ITEM 1 - FINANCIAL STATEMENTS

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                        (In thousands except share data)


                                                                   May 31,        August 31,
                                                                    2002             2001
                                                               -------------    -------------
CURRENT ASSETS:                                                 (unaudited)
  Cash                                                         $      29,463    $      33,289
  Temporary investments                                               61,977           23,000
  Accounts receivable (less allowance for
    collection losses of $5,925 and $5,192)                          225,770          204,032
  Notes receivable from affiliate                                    122,400           95,515
  Inventories                                                        280,367          236,679
  Other                                                               49,708           45,412
                                                               -------------    -------------
                                TOTAL CURRENT ASSETS                 769,685          637,927

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                               29,005           29,315
   Buildings                                                         118,891          109,549
   Equipment                                                         714,132          704,469
   Leasehold improvements                                             34,059           33,213
   Construction in process                                            12,530           20,350
                                                               -------------    -------------
                                                                     908,617          896,896
   Less accumulated depreciation
    and amortization                                                (532,202)        (501,045)
                                                               -------------    -------------
                                                                     376,415          395,851

OTHER ASSETS                                                          42,759           51,022
                                                               -------------    -------------
                                                               $   1,188,859    $   1,084,800
                                                               =============    =============


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                             May 31,         August 31,
                                                              2002              2001
                                                          -------------    -------------
                                                           (unaudited)
CURRENT LIABILITIES:

  Short-term borrowings                                   $          --    $       3,793
  Accounts payable                                              244,148          201,292
  Accrued expenses and other payables                           128,857          133,464
  Income taxes payable                                           11,004            1,105
  Current maturities of long-term debt                            1,394           10,288
                                                          -------------    -------------
                      TOTAL CURRENT LIABILITIES                 385,403          349,942

DEFERRED INCOME TAXES                                            27,336           30,405

OTHER LONG-TERM LIABILITIES                                      27,003           17,342

LONG-TERM DEBT                                                  253,093          251,638

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital Stock:
     Preferred stock                                                 --               --
     Common Stock, par value $5.00 per share:
       Authorized 40,000,000 shares; issued
           32,265,166 and 16,132,583 shares;
           outstanding 28,437,910 and 13,078,594
           shares                                               161,326           80,663
       Additional paid-in capital                                    --           13,930
       Accumulated other comprehensive loss                      (1,452)          (1,961)
       Retained earnings                                        387,977          424,688
                                                          -------------    -------------
                                                                547,851          517,320
       Less treasury stock,
           3,827,256 and 3,053,989 shares at cost               (51,827)         (81,847)
                                                          -------------    -------------
                                                                496,024          435,473
                                                          -------------    -------------
                                                          $   1,188,859    $   1,084,800
                                                          =============    =============


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands except share data)
                                   (Unaudited)


                                                           Three months ended              Nine months ended
                                                                May 31,                         May 31,
                                                     -----------------------------   -----------------------------
                                                          2002            2001           2002             2001
                                                     -------------   -------------   -------------   -------------
NET SALES                                            $     642,908   $     622,090   $   1,774,207   $   1,794,960

COSTS AND EXPENSES:
   Cost of goods sold                                      550,792         539,197       1,529,124       1,582,970

   Selling, general and administrative expenses             58,133          55,396         169,293         153,719

   Employees' retirement plans                               4,509           3,073          11,441           8,372

   Interest expense                                          4,575           7,338          14,605          23,040

   Litigation accrual                                           --              --              --          10,683
                                                     -------------   -------------   -------------   -------------
                                                           618,009         605,004       1,724,463       1,778,784
                                                     -------------   -------------   -------------   -------------
EARNINGS BEFORE INCOME TAXES                                24,899          17,086          49,744          16,176

INCOME TAXES                                                 8,466           6,365          17,907           6,026
                                                     -------------   -------------   -------------   -------------
NET EARNINGS                                         $      16,433   $      10,721   $      31,837   $      10,150
                                                     =============   =============   =============   =============
Basic earnings per share                             $        0.59   $        0.41   $        1.18   $        0.39

Diluted earnings per share                           $        0.56   $        0.41   $        1.14   $        0.39

Cash dividends per share                             $       0.065   $       0.065   $       0.195   $       0.195

Average basic shares outstanding                        27,983,434      25,973,114      27,007,668      26,057,890

Average diluted shares outstanding                      29,131,438      26,189,368      27,904,366      26,240,112



                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Nine months ended
                                                                                              May 31,
                                                                                   ------------------------------
                                                                                       2002             2001
                                                                                   -------------    -------------
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
   Net earnings                                                                    $      31,837    $      10,150
   Adjustments to earnings not requiring cash:
      Depreciation and amortization                                                       46,507           51,264
      Provision for losses on receivables                                                  2,991            1,903
      Deferred income taxes                                                               (3,069)              --
      Tax benefits from stock plans                                                        4,316               59
      Gain on sale of SMI Owen                                                            (5,234)              --
      Other                                                                                   54             (192)
                                                                                   -------------    -------------
  Cash flows from operations before changes in
      operating assets and liabilities                                                    77,402           63,184

  Changes in operating assets and liabilities, net of effect of Coil Steels
    Group acquisition and sale of SMI Owen:
      Decrease (increase) in accounts receivable                                         (16,160)           3,149
      Funding from accounts receivable sold, net change                                  (30,000)              --
      Decrease (increase) in inventories                                                 (36,713)          11,389
      Decrease (increase) in other assets                                                  5,291             (536)
      Increase (decrease) in accounts payable,
         accrued expenses, other payables and income taxes                                35,679          (30,525)
      Increase in other long-term liabilities                                              9,661            1,723
                                                                                   -------------    -------------
Net Cash From Operating Activities                                                        45,160           48,384

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                           (28,153)         (40,100)
    Acquisition of Coil Steels Group, net of cash acquired                                (6,834)              --
    Sale of assets of SMI Owen                                                            19,705               --
    Sales of property, plant and equipment                                                   401              192
    Temporary investments - net change                                                   (38,977)              --
                                                                                   -------------    -------------
Net Cash Used by Investing Activities                                                    (53,858)         (39,908)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
     Short-term borrowings - net change                                                   (9,981)           8,434
     Payments on long-term debt                                                           (9,036)          (7,955)
     Stock issued under incentive and purchase plans                                      29,133            1,961
     Treasury stock acquired                                                                  --           (6,716)
     Dividends paid                                                                       (5,244)          (5,087)
                                                                                   -------------    -------------
Net Cash From (Used by) Financing Activities                                               4,872           (9,363)
                                                                                   -------------    -------------
Decrease in Cash                                                                          (3,826)            (887)

Cash at Beginning of Year                                                                 33,289           20,067
                                                                                   -------------    -------------
Cash at End of Period                                                              $      29,463    $      19,180
                                                                                   =============    =============


                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)
                                   (Unaudited)

                                                         Common Stock
                                                 ----------------------------                    Accumulated
                                                   Number                           Add'l           Other
                                                     of                            Paid-in      Comprehensive      Retained
                                                    Shares          Amount         Capital           Loss          Earnings
                                                 ------------    ------------    ------------    ------------    ------------
   Balance September 1, 2001:                      16,132,583    $     80,663    $     13,930    $     (1,961)   $    424,688

   Comprehensive income (loss):
      Net earnings for nine months
        ended May 31, 2002                                                                                             31,837
      Other comprehensive income (loss):
           Foreign currency translation
             adjustment, net of taxes of $274                                                             523
           Unrealized loss on derivatives,
             net of taxes of $(8)                                                                         (14)

   Comprehensive income

   Cash dividends                                                                                                      (5,244)

   Stock issued under incentive and                                                      (887)
         purchase plans

   Tax benefits from stock plans                                                        4,316

   2-for-1 stock split                             16,132,583          80,663         (17,359)                        (63,304)
                                                 ------------    ------------    ------------    ------------    ------------

   Balance  May 31, 2002                           32,265,166    $    161,326    $         --    $     (1,452)   $    387,977
                                                 ============    ============    ============    ============    ============




                                                       Treasury Stock
                                                 ---------------------------
                                                  Number of
                                                    Shares          Amount           Total
                                                 ------------    ------------    ------------
   Balance September 1, 2001:                      (3,053,989)   $    (81,847)   $    435,473

   Comprehensive income (loss):
      Net earnings for nine months
        ended May 31, 2002                                                             31,837
      Other comprehensive income (loss):
           Foreign currency translation
             adjustment, net of taxes of $274                                             523
           Unrealized loss on derivatives,
             net of taxes of $(8)                                                         (14)
                                                                                 ------------
   Comprehensive income                                                                32,346

   Cash dividends                                                                      (5,244)

   Stock issued under incentive and                 1,140,361          30,020          29,133
         purchase plans

   Tax benefits from stock plans                                                        4,316

   2-for-1 stock split                             (1,913,628)
                                                 ------------    ------------    ------------

   Balance  May 31, 2002                           (3,827,256)   $    (51,827)   $    496,024
                                                 ============    ============    ============



                 See notes to consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - QUARTERLY FINANCIAL DATA

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals, except for the tax provision reduction referred to in Note D, Income Taxes) necessary to present fairly the financial position as of May 31, 2002 and 2001, the results of operations for the three and nine months then ended, and the cash flows for the nine months then ended. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for a full year.

NOTE B - SALES OF ACCOUNTS RECEIVABLE

         As a cost effective short-term financing program, the Company and several of its subsidiaries periodically sell trade accounts receivable substantially to the Company's wholly-owned unconsolidated special purpose affiliate. Depending on the level of financing needs, the affiliate receives funds from third party financial institutions. The key components were as follows as of May 31, 2002 (in thousands):

Total accounts receivable sold                                         $ 142,261
Less notes receivable from affiliate                                     125,102
                                                                      ----------

Net proceeds from financial institutions                              $   17,159
                                                                      ==========

The notes receivable from affiliate are presented net of allowance of $2.7 million at May 31, 2002. These notes represent amounts withheld for credit and other reserves, as well as excess funding capacity not currently needed by the Company. Discounts (which aggregated $69 thousand and $699 thousand for the three and nine months ended May 31, 2002, respectively) represented primarily the costs of funds and were included in selling, general and administrative expenses.

NOTE C - LONG-TERM DEBT

       Long-term debt (in thousands) was as follows:

                                               May 31,      August 31,
                                                2002          2001
                                             -----------   -----------
       8.49% notes due 2001                  $        --   $     7,142
       7.20% notes due 2005                      101,597       100,000
       6.80% notes due 2007                       50,000        50,000
       6.75% notes due 2009                      100,000       100,000
       Other                                       2,890         4,784
                                             -----------   -----------

                                                 254,487       261,926

       Less current maturities                     1,394        10,288
                                             -----------   -----------
                                             $   253,093   $   251,638
                                             ===========   ===========

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

On April 9, 2002, the Company entered into two interest rate swaps to convert a portion of the fixed interest long-term debt commitment of the Company to a floating interest commitment. These arrangements adjust the Company's fixed to floating interest rate mix as well as reduce overall financing costs. The swaps effectively convert interest on the $100 million debt due July 2005 from a fixed rate of 7.20% to a six month LIBOR (determined in arrears) plus a spread of 2.02%. The total fair value of swaps was $1,597,000 at May 31, 2002 and is recorded in other long-term assets, with a corresponding increase in the 7.20% long-term notes, representing the change in fair value of the hedged debt.

NOTE D - INCOME TAXES

         During 2002, the Company favorably resolved all issues for its federal income tax returns through 1999. Due to the lack of any material adjustments, management has reevaluated the tax accruals and consequently has reduced the net tax provision $1,000,000 during the third quarter 2002.

NOTE E - EARNINGS PER SHARE

         On May 20, 2002, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on its common stock payable June 28, 2002 to its shareholders of record on June 7, 2002. This resulted at the record date in the issuance of 16,132,583 additional shares of common stock and a transfer of $17,354,000 from paid in capital and $63,309,000 from retained earnings. All per share and weighted average share amounts in the accompanying consolidated financial statements have been restated to reflect this stock split. The Company also announced its intent to institute a quarterly cash dividend of eight cents per share on the increased number of shares resulting from the stock dividend.

         In calculating earnings per share, there were no adjustments to net earnings to arrive at income for the three or nine months ended May 31, 2002 or 2001. The reconciliation of the denominators of earnings per share calculations are as follows:

                                                                    Three months ended                   Nine months ended
                                                                          May 31,                             May 31,
                                                             ---------------------------------   ---------------------------------
                                                                   2002              2001             2002                2001
                                                             ---------------   ---------------   ---------------   ---------------
Shares outstanding for basic earnings per share                   27,983,434        25,973,114        27,007,668        26,057,890
Effect of dilutive securities-stock options/purchase plans         1,148,004           216,254           896,698           182,222
                                                             ---------------   ---------------   ---------------   ---------------
Shares outstanding for diluted earnings per share                 29,131,438        26,189,368        27,904,366        26,240,112

All stock options at May 31, 2002 were dilutive based on the average share price for the quarter of $21.145. The options expire by 2009.

NOTE F - DERIVATIVES AND RISK MANAGEMENT

         The Company's worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company's risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities' prices, and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. The Company designates only those contracts as hedges for accounting purposes which closely match the terms of the underlying transaction. These hedges resulted in substantially no ineffectiveness in the statements of earnings for quarters or nine months ended May 31, 2002 and 2001. However, during the third quarter 2002, the Company incurred approximately $600 thousand in foreign exchange losses primary due to lack of performance by certain suppliers. Certain of the foreign currency and all of the commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges. The changes in fair value of these instruments resulted in a $199 thousand decrease and a $143 thousand decrease in cost of goods sold for the quarters ended May 31, 2002 and 2001, respectively. Also, cost of goods sold decreased by $546 thousand and decreased by $63 thousand for the nine months ended May 31, 2002 and 2001, respectively, due to changes in fair value of these instruments. All of the instruments are highly liquid, and none are entered into for trading purposes or speculation.

See Note C, Long-Term Debt, regarding the Company's interest rate risk management strategy.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE G - CONTINGENCIES

         As indicated in Note 10, Commitments and Contingencies, included in the notes to the consolidated financial statements for the year ended August 31, 2001, a subsidiary of the Company entered into a fixed price contract with a design/builder general contractor (D/B) to furnish, erect and install structural steel, hollow core pre-cast concrete planks, fireproofing and certain concrete slabs along with related design and engineering work for the construction of a large hotel and casino complex. In connection with the contract, the D/B secured insurance under a subcontractor/vendor default protection policy which named the Company as an insured in lieu of performance and payment bonds. A large subcontractor to the Company defaulted, and the Company incurred unanticipated costs to complete the work. The Company made a claim against the insurance company for all losses, costs and expenses incurred or arising from the default. A portion of the claim, $6.6 million, was included as a claim receivable in other assets at August 31, 2001. During May 2002, the Company and the insurance company settled litigation filed by the Company following the insurer's refusal to pay the claim. The settlement included the recovery of the $6.6 million claim receivable, receipt of an additional amount ($7.4 million) and, subject to certain contingencies, reimbursement of an additional amount (up to $3 million). The settlement proceeds in excess of the claim receivable were recorded as deferred insurance proceeds (in other long-term liabilities at May 31, 2002) pending final resolution of the Company's disputes with the D/B.

         During the nine months ended May 31, 2001, the Company increased its litigation accrual by $10.7 million due to unanticipated adverse findings of fact and conclusions of law from a trial. In the prior year fourth quarter, the Court entered judgment in an amount which was $2.5 million less than originally anticipated. At May 31, 2002 and August 31, 2001, $9.5 million and $9.4 million respectively, were accrued (including interest). The Company has appealed the judgment.

         There were no other material developments relating to the Company's construction disputes or other contingencies since August 31, 2001.

NOTE H - SALES OF ASSETS

         On March 28, 2002, the Company sold substantially all of the assets of SMI Owen Steel Company's heavy structural steel fabrication and installation operations located in Columbia, South Carolina, to a subsidiary of ADF Group, Inc. Cash proceeds of $19.7 million were received from the sale. The pre-tax gain from the sale of $5.2 million was included in net sales for the quarter ended May 31, 2002.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE I - BUSINESS  SEGMENTS

The following is a summary of certain financial information by reportable segment (in thousands):

                                                                        Three months ended May 31, 2002
                                           ------------------------------------------------------------------------------------
                                                                               Marketing           Corp. &
                                           Manufacturing       Recycling       & Trading            Elim.         Consolidated
                                           --------------   --------------   --------------    --------------    --------------
Net sales - unaffiliated customers         $      347,206   $       95,182   $      200,285    $          235    $      642,908
Inter-segments sales                                  974            7,061            2,382           (10,417)               --
                                           --------------   --------------   --------------    --------------    --------------
                                                  348,180          102,243          202,667           (10,182)          642,908

Earnings (loss) before income taxes                25,992            2,136            2,572            (5,801)           24,899


                                                                        Three months ended May 31, 2001
                                           ------------------------------------------------------------------------------------
                                                                               Marketing           Corp. &
                                           Manufacturing       Recycling       & Trading            Elim.         Consolidated
                                           --------------   --------------   --------------    --------------    --------------
Net sales - unaffiliated customers         $      344,250   $       93,563   $      184,270    $            7    $      622,090
Inter-segments sales                                1,223            5,302            4,578           (11,103)               --
                                           --------------   --------------   --------------    --------------    --------------
                                                  345,473           98,865          188,848           (11,096)          622,090

Earnings (loss) before income taxes                21,178              262            1,663            (6,017)           17,086


                                                                        Nine months ended May 31, 2002
                                           ------------------------------------------------------------------------------------
                                                                               Marketing           Corp. &
                                           Manufacturing       Recycling       & Trading            Elim.         Consolidated
                                           --------------   --------------   --------------    --------------    --------------
Net sales - unaffiliated customers         $      992,436   $      251,589   $      529,816    $          366    $    1,774,207
Inter-segments sales                                2,594           16,203           10,425           (29,222)               --
                                           --------------   --------------   --------------    --------------    --------------
                                                  995,030          267,792          540,241           (28,856)        1,774,207

Earnings (loss) before income taxes                62,159            1,000            5,958           (19,373)           49,744

Total assets - May 31, 2002                       720,460          100,488          253,885           114,026         1,188,859


                                                                        Nine months ended May 31, 2001
                                           ------------------------------------------------------------------------------------
                                                                               Marketing           Corp. &
                                           Manufacturing       Recycling       & Trading            Elim.         Consolidated
                                           --------------   --------------    --------------    --------------    --------------
Net sales - unaffiliated customers         $      945,027   $      281,796    $      566,973    $        1,164    $    1,794,960
Inter-segments sales                                4,097           16,205            13,069           (33,371)               --
                                           --------------   --------------    --------------    --------------    --------------
                                                  949,124          298,001           580,042           (32,207)        1,794,960

Earnings (loss) before income taxes                30,198           (2,704)            4,905           (16,223)           16,176

Total assets - May 31, 2001                       775,728          104,060           218,102            46,501         1,144,391

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE J - RECLASSIFICATIONS

         Certain reclassifications have been made in prior year financial statements to conform to the classifications used in the current year.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

                               Three Months Ended        Nine Months Ended
                                    May 31,                   May 31,
                            -----------------------   -----------------------
                               2002         2001         2002         2001
                            ----------   ----------   ----------   ----------
Net sales                   $      643   $      622   $    1,774   $    1,795

Net earnings                      16.4         10.7         31.8         10.2

Cash flows                        26.5         29.2         77.4         63.2

EBITDA                            44.8         41.6        110.9         90.5

Ending LIFO reserve                6.3          6.7


The Company's well-executed diversification strategy demonstrated its benefits again through challenging market conditions. Significant events that affected the Company's third quarter included:

- Ferrous scrap prices rose, prompting a recovery for the recycling segment, while creating a near-term squeeze in mill product margins.

- The manufacturing segment realized a $3.4 million (after-tax) gain from the sale of the assets of SMI-Owen Steel Company.

- Steel minimill earnings improved significantly due to higher production and shipments in spite of lower selling prices and higher scrap costs.

- Copper tube profits decreased due to softer market conditions and start up of the new production line.

- The recycling segment recorded its highest operating profit since the 2000 third quarter due to the improved ferrous scrap market.

- Marketing and trading's operating profit was higher than last year's third quarter, but some markets were still weak.

- Financing costs decreased due to lower borrowing requirements and reduced interest rates.

- A lower effective income tax rate due primarily to the favorable completion of IRS audits added $1.0 million to net earnings in the third quarter of 2002.

CONSOLIDATED DATA -


The LIFO method of inventory valuation increased net earnings by $137 thousand and $377 thousand (no effect and 1 cent per diluted share) for the 2002 and 2001 third quarters, respectively. LIFO increased net earnings by $101 thousand and $974 thousand (no effect and 4 cents per diluted share) for the nine months ended May 31, 2002 and 2001, respectively. The per share numbers have been restated to reflect the stock split referred to in Note E, Earnings per Share, in the consolidated financial statements.

SEGMENT OPERATING DATA -
(in thousands)

All dollars below are pre-tax, unless otherwise indicated.

Net sales and operating profit (loss) by business segment are shown in the following table. Operating profit (loss), as presented, is the sum of earnings
(loss) before income taxes, outside interest expense and discounts on the sales of accounts receivable.

                                        Three months ended                 Nine months ended
                                             May 31,                           May 31,
                                 ------------------------------    ------------------------------
                                      2002            2001              2002            2001
                                 -------------    -------------    -------------    -------------
NET SALES:
Manufacturing                    $     348,180    $     345,473    $     995,030    $     949,124
Recycling                              102,243           98,865          267,792          298,001
Marketing and Trading                  202,667          188,848          540,241          580,042
Corporate and Eliminations             (10,182)         (11,096)         (28,856)         (32,207)
                                 -------------    -------------    -------------    -------------
                                 $     642,908    $     622,090    $   1,774,207    $   1,794,960
                                 =============    =============    =============    =============

OPERATING PROFIT (LOSS):
Manufacturing                    $      26,139    $      21,262    $      62,734    $      30,475
Recycling                                2,169              264            1,145           (2,693)
Marketing and Trading                    3,254            2,135            7,740            6,198
Corporate and Eliminations              (2,019)             763           (6,571)           5,236
                                 -------------    -------------    -------------    -------------
                                 $      29,543    $      24,424    $      65,048    $      39,216
                                 =============    =============    =============    =============

MANUFACTURING -


The Company's manufacturing segment consists of the steel group and the copper tube division. Operating profit for the segment increased $4.9 million (23%) from the third quarter last year on $2.7 million (1%) more net sales. $5.2 million of the increase in operating profit was due to a gain from the sale of SMI-Owen (the steel group's heavy structural fabrication operation). Excluding this item, the manufacturing segment's operating profit was 2% below last year's third quarter. Increased production and shipments at the steel group's minimills significantly offset lower unit margins, lower selling prices, and lower copper tube earnings. The steel group's downstream operations continued to contribute as well, in spite of lower volumes and selling prices. Operating profit from the copper tube business, although still solid, was less than last year's third quarter.

 Steel and scrap prices per ton are as reflected in the table below:

                                                              Three months ended
                                                                   May 31,
                                                          -------------------------
                                                             2002          2001
                                                          -----------   -----------
Average mill selling price (total sales)                  $       267   $       281
Average mill selling price (finished goods)                       273           288
Average fabrication selling price                                 598           627
Average ferrous scrap purchase price                               84            73

During this year's third quarter, operating profit for the Company's four steel minimills rose 28% compared with a year earlier despite lower selling prices. Operating profit for the mills was also up 38% from this year's second quarter. Profits at SMI Texas, SMI Alabama and SMI Arkansas were significantly better than last year, while SMI South Carolina was lower. The primary reason for the overall improved minimill profitability was a 17% increase in shipments, which were 612,000 tons in the current quarter compared to 523,000 last year. 501,000 tons were shipped in the current year second quarter. Mill production increased as well over last year with tons rolled up 22% to 556,000, and tons melted up 21% to 565,000. Even though demand was strong, the average total mill selling price at $267 per ton was $14 (5%) below last year and substantially unchanged from this year's second quarter. Average scrap purchase costs were $11 per ton higher than last year, resulting in compressed mill product margins. Utility expenses declined by $568 thousand compared with the third quarter last year with decreases in natural gas more than offsetting higher electricity costs. Also, depreciation and amortization decreased by $1.6 million, primarily because mill rolls and guides and certain casting equipment at SMI South Carolina were fully depreciated in the third quarter of 2002.

Operating profit in the steel group's fabrication and related businesses increased by $3.5 million (33%) from the prior year period. Excluding the gain on the sale of SMI-Owen, operating profits decreased by $1.7 million (16%). Fabricated steel shipments totaled 248,000 tons, a 3% decrease from the prior year period. The average fabrication selling price decreased $29 per ton (5%). The rebar fabrication, concrete related products and steel post plants continued to perform well, although combined profits were less than last year. Despite reduced operating costs and shop efficiencies, steel joist and cellular beam manufacturing operations reported lower profits due to considerably lower selling prices and shipments. Also, during the third quarter 2002, cellular beam inventory was written down by $627,000 primarily due to the default of a customer. During the 2001 third quarter, steel joist and cellular beam manufacturing incurred $2.1 million of nonrecurring start-up costs. Structural steel fabrication (excluding the gain on the sale of SMI-Owen) was substantially break even in 2002 compared with a small profit in the prior year.

The Copper tube division's operating profit decreased 28% from the same period last year, on 11% more net sales. Copper tube shipments increased 18% from the third quarter last year to 17.0 million pounds, while production increased 8% to
14.7 million pounds. Average sales prices dropped 6%. Housing starts declined, and hotel/motel construction continued at a much reduced level. Consequently, demand for plumbing and refrigeration tube was not as strong. Metal spreads declined but were mitigated due to lower raw material purchase costs. Operating costs, however, increased due to the startup of the new production line.

RECYCLING -

The recycling segment reported an operating profit of $2.2 million in the 2002 third quarter compared with an operating profit of $264 thousand for the third quarter last year, on 3% higher net sales. Gross margins were significantly above last year. Both domestic and international demand for scrap improved. Ferrous scrap tonnage processed and shipped rose 12% to 385,000 tons, and ferrous sales prices were on average $86 per ton or 18% higher than a year ago. Nonferrous tons shipped were substantially unchanged, and the average nonferrous scrap price was 4% lower than the prior year period. However, both ferrous and non-ferrous selling prices were higher than the second quarter of this year. Total volume of scrap processed, including the steel group processing plants, was 667,000 tons, an increase of 15% from the 580,000 tons processed during the prior year period.

MARKETING AND TRADING -

Net sales for the marketing and trading segment increased 7% from the prior year's third quarter to $203 million, and operating profit increased 52% to $3.3 million. Markets in the current period were still weak, though better than last year's third quarter. Volumes were up in Australia and China, level in Europe, but down for imports into the United States. Prices for a number of products improved during the 2002 third quarter. The U. S. dollar weakened by up to 10% against major currencies. Margins were better for most steel products, but did not improve for nonferrous metal products and industrial raw materials and products. During the third quarter 2002, the Australian operations incurred approximately $600 thousand in foreign exchange losses primarily due to lack of performance by Japanese suppliers, in spite of which overall performance was still profitable. The Company's recent strategy of growing its downstream marketing and distribution business mitigated the continuing very difficult trading conditions.

OTHER -

The Company's selling, general and administrative as well as employee's retirement plan expenses were higher in the current year third quarter due to discretionary items consistent with the improvement in operating profitability. The Company's pre-tax interest expense decreased by $2.8 million (38%) from the prior year's third quarter primarily due to lower interest rates and much lower average short-term debt levels. Also, during the third quarter 2002, the Company entered into two interest rate swaps, (see Note F, Derivatives and Risk Management, to the consolidated financial statements) which resulted in interest expense savings. During 2002, the Company favorably resolved all issues for its federal income tax returns through 1999. Due to the lack of any material adjustments, management has reevaluated the tax accruals and consequently reduced the net tax provision by $1.0 million during the third quarter 2002.

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

OUTLOOK -

Management believes that the fourth quarter of fiscal year 2002 will be relatively strong, although slightly less than the prior year's fourth quarter.

The world economy grew robustly during the first calendar quarter of 2002, primarily due to the turn of the inventory cycle; however, growth slowed in the second calendar quarter. The U.S. economy continued its modest recovery, although the upturn to-date has been uneven and tentative. The Company's biggest near-term challenge is the drop in private nonresidential construction. The European and Asian (especially Chinese) economies have rebounded some. The Company's customers' inventory levels have mostly been reduced. Management believes that the weaker U.S. dollar will be beneficial. Also, the positive impact from the Section 201 trade remedy on steel imports into the U.S. should begin during the fourth quarter. Management expects steel mill operating levels to continue to rise, prices to strengthen moderately, and scrap costs to flatten. Fabrication operations, however, will continue to be hurt by the falloff in commercial construction, although public and institutional building should remain solid. Copper tube profits are likely to be around recent levels, because new home sales continue to be strong. Recycling results should improve further during the fourth quarter due to the more favorable ferrous scrap market, although the segment's markets are neither robust nor uniformly upbeat. In the marketing and trading segment, order intake generally has shown an improvement, and global markets are more active, albeit still intensely competitive.

The Company anticipates further improvements in fiscal 2003 due to both internal and external factors, including a stronger demand for its products. Moderate increases in volume and prices in most of its businesses combined with controlled operating costs should benefit the Company's earnings. New product lines should be a benefit as well. Longer term, management expects vibrant demand for construction related products and services including strong spending under the Federal Transportation Program. The Company anticipates relatively high consumption of steel bar and structural steel in the public sector during the next few years. The outlook for institutional building continues to look promising. Also, management is optimistic that manufacturing sector, service center, and commercial construction demand will improve.

Strategically, management's focus remains on creating economic value through internal growth, by participating in industry consolidation, forming strategic alliances, growing added value businesses, redeploying assets, thereby increasing the Company's earnings, cash flows and return on capital.

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

LIQUIDITY AND CAPITAL RESOURCES -

The following discussion of liquidity and capital resources is on a consolidated basis, noting the sources and uses of the three operating segments and centralized corporate functions. The Company provides a centralized treasury function and uses inter-company loans to efficiently manage the short-term cash needs of its operating divisions. Any excess funds are invested centrally.

The Company and its subsidiaries rely upon cash flows from operating activities, and to the extent necessary, external short-term financing sources including the issuance of commercial paper, sales of certain accounts receivable and bank credit facilities. Also, from time to time, the Company has issued long-term public debt. The Company's continuing cost-effective access to external financing is dependent on maintaining the Company's investment grade credit ratings, and general business conditions. Depending on the market valuation of its common stock, the Company may realize significant cash flows from the exercise of stock options.

The Company's $135 million commercial paper program is rated in the second highest category by Moody's Investors Service (P-2), Standard & Poor's Corporation (A-2) and Fitch (F-2). To back up its commercial paper program, the Company has unsecured revolving credit agreements with a group of five banks consisting of a $90 million facility expiring in August 2002 and a $45 million facility expiring in August 2004. The Company anticipates maintaining its commercial paper program supported by the revolving credit agreements in comparable amounts. For added flexibility, the Company has a program to provide financing through sales of customer accounts receivable allowing for funding of up to $130 million. Under these facilities, the Company continually sells accounts receivable on an ongoing basis to replace those receivables that have been collected. Because the Company's long-term public debt ($252 million at May 31, 2002) is investment grade rated by Standard & Poors' Corporation (BBB), Fitch (BBB) and by Moody's Investors Services (Baa1), it has access to the public markets for potential refinancing and/or issuance of additional long-term debt.

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

Certain of the Company's financing agreements include various covenants. The most restrictive of these requires maintenance of an interest coverage ratio of greater than three times and a debt to capitalization ratio of 55% (as defined). Some of the agreements contain cross-default provisions as well. As of, and for the nine months ended May 31, 2002, the Company was in compliance with these requirements.

There is a ratings trigger within the Company's revolving credit agreements and one within its accounts receivable securitization agreement. The trigger in the revolving credit agreements is solely a means to reset pricing for facility fees and loans if a borrowing occurs. Within the accounts receivable securitization agreement, the ratings trigger is contained in a termination event, but one that has been targeted at catastrophic levels. It requires a combination of ratings actions on behalf of two independent rating agencies and is set at levels seven ratings categories below the Company's current rating.

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

Cash Flows

The Company's cash flows from operating activities primarily result from sales of steel and related products, although all segments include sales of nonferrous metal products as well. The Company's customer base is diverse and generally stable. The Company uses futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metals commodity prices (see footnote F, Derivatives and Risk Management in the consolidated financial statements).

The Company's cash flows from operating activities are impacted by the volume and pricing of orders from its customers, who are primarily in the manufacturing and construction sectors of the United States, although international operations are significant. Product shipment volumes can be impacted by weather, and volumes and prices by the general economy, the strength of the U.S. dollar, governmental action, and various other factors. Periodic fluctuations in prices and volumes can result in variations in cash flows from operations, however these have historically been a reliable and steady source of cash.

Cash flows from operations before changes in operating assets and liabilities for the nine months ended May 31, 2002 increased to $77.4 million from $63.2 million in the prior year due mostly to higher earnings. Depreciation and amortization decreased during fiscal 2002 primarily because mill rolls and guides as well as certain melt shop equipment at SMI South Carolina were fully depreciated. Due to the level of bankrupt and financially troubled customers, the Company's provision for losses on receivables increased $1.1 million during the nine months ended May 31, 2002 from the prior year period. The Company also realized a $4.3 million increase in the tax benefits from stock issued under option and purchase plans during fiscal 2002.

Net cash flows of $45.2 million were provided by operating activities for the nine months ended May 31, 2002 compared with $48.4 million in the prior year period; the decrease was due primarily to increases in accounts receivable as well as decreased funding from sales of accounts receivable. Net working capital increased to $384 million at May 31, 2002 from $288 million at August 31, 2001. The increase was primarily due to more temporary investments and higher receivables, as the increases in inventories and payables offset each other. The current ratio was 2.0 at May 31, 2002, up from 1.8 at August 31, 2001. Accounts and notes receivable at May 31, 2002 were $46.2 million more than at August 31, 2001 due to higher sales and less accounts receivable sold to financial institutions. Inventories and accounts payable, accrued expenses, other payables and income taxes at May 31, 2002 increased by $36.7 million and $35.7 million, respectively, from the prior year-end. Inventories in the steel group (excluding

SMI-Owen) were up $31.3 million, the majority of which was at the minimills because of increased scrap purchase costs and higher quantities. Steel fabrication inventories increased as well. Inventories in marketing and trading (excluding Coil Steels Group) were up mostly due to shipments in transit. Accounts payable increased in marketing and trading (excluding Coil Steels Group) due to higher inventory purchases and extended terms with vendors. Accounts payable in the steel group decreased, with increases at the minimills more than offset by decreases in fabrication (excluding the effect of the sale of SMI-Owen). Accrued expenses and other payables decreased due to the payment in the current year of incentive compensation and the funding of employee benefit plans that were accrued at August 31, 2001. Also, during the third quarter fiscal 2002, the Company received $14.0 million from a litigation settlement (see Note G, Contingencies, to the consolidated financial statements). Income taxes payable increased mostly due to increased profits and the reduction in deferred taxes. During the 2002 third quarter, the Company received $5.2 million for the contract balance and settlement of disputed change orders on an old large structural steel fabrication contract at SMI-Owen.

The Company invested $28.2 million in property, plant and equipment during the nine months ended May 31, 2002, which was $11.9 million less than the prior year. In addition, in 2002 the Company acquired the remaining shares of the Coil Steels Group (CSG) for $6.8 million (net of cash). During 2002, $19.7 million was provided from the sale of the assets of SMI-Owen. Capital spending for fiscal 2002 is expected to be $70 million, including CSG and both greenfield and acquisitions to expand the downstream businesses in steel fabrication. Year-to-date May 31, 2002, the Company invested $39.0 million in temporary cash instruments, compared to none in the prior year period.

Short-term financing needs were dramatically lower during the current year than the prior year period mostly due to better management of working capital, higher earnings, the litigation settlement and the sale of SMI-Owen which enabled the Company to repay all of its short-term borrowings. The Company made its final payment on the 8.49% long-term notes in fiscal 2002.

On May 20, 2002, the Company's Board of Directors declared a two-for-one stock split in the form of a stock dividend on its common stock payable June 28, 2002 to its shareholders of record on June 7, 2002. See Note E, Earnings per Share, to the consolidated financial statements. At May 31, 2002, there were 28,437,910 common shares issued and outstanding with 3,827,256 held in the Company's treasury. Excluding the effect of the stock split, outstanding shares increased by 1,140,361 since August 31, 2001. An increased number of employee stock option exercises resulting from the significant increase in the Company's average market price per share and issuance of shares pursuant to the Company's employee stock purchase plan account for the additional outstanding shares. All shares issued were from treasury shares previously purchased by the Company. This activity resulted in $29.1 million of cash flows year to date 2002 versus $2.0 million from such activity in the prior year period. Dividends of $5.2 million were paid during the first nine months of 2002, slightly more than the $5.1 million paid during 2001. On May 20, 2002, the Company's directors declared a quarterly cash dividend of eight cents per share on common stock to be paid July 19 to stockholders of record July 5, 2002. This new cash dividend rate on the after-split shares represents a 23% increase in the cash dividend. This will be the 151st consecutive quarterly cash dividend paid by the Company.

Contractual Obligations

The Company's contractual obligations as of May 31, 2002 are summarized in the table below (dollars in thousands):

                                                                 Payments Due Within *
                                                ---------------------------------------------------------
                                                                   1-3            4-5           After
                                     Total         1 Year         Years          Years         5 Years
                                 ------------   ------------   ------------   ------------   ------------
Contractual Obligations:

      Long-term Debt (1)         $    254,487   $      1,394   $    102,632   $     50,382   $    100,079
      Operating Leases (2)             22,762          9,039          7,813          3,480          2,430
      Unconditional Purchase
          Obligations (3)              34,828         18,041         15,644            574            569
                                 ------------   ------------   ------------   ------------   ------------

Total Contractual Cash
      Obligations                $    312,077   $     28,474   $    126,089   $     54,436   $    103,078
                                 ============   ============   ============   ============   ============

*        Cash obligations herein are not discounted.

(1) Total amounts are included in the May 31, 2002 consolidated balance sheet.

(2) Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in effect as of May 31, 2002.

(3) About 55% of these purchase obligations are for inventory items to be sold in the ordinary course of business; most of the remainder are for freight and supplies associated with normal revenue-producing activities.

At May 31, 2002, the Company had received $17,159,000 of net proceeds from the sales of accounts receivable, See Note B, Sales of Accounts Receivable, to the consolidated financial statements. If the program was terminated, the first $17,159,000 of collections from these accounts would be paid to the third party financial institutions. At May 31, 2002, the Company had overall 41 days sales in accounts receivable (excluding its international division and retention on long-term contracts). The Company was in compliance with the terms of this program as of, and for the nine months ended May 31, 2002.

Other Commercial Commitments

The Company maintains stand-by letters of credit to provide support for certain transactions as requested by third parties. At May 31, 2002, $19.8 million was committed under these arrangements, $6 million of which was collateralized by a cash deposit included in current other assets on the consolidated balance sheet. All of commitments expire within one year.

To satisfy customer requirements, the Company guarantees the performance of a subcontractor at one of its fabrication locations. Total amounts guaranteed as of May 31, 2002 were $453,000.

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

Also, see footnote F, Derivatives and Risk Management, to the Company's consolidated financial statements.

PART II OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended August 31, 2001, filed November 21, 2001. In May, 2002, the Company's subsidiary, SMI-Owen Steel Company, Inc., settled litigation against St. Paul Fire & Marine Insurance Company related to the Aladdin hotel and casino complex arising under a subcontractor/vendor default protection insurance policy. The Company received $14 million and, subject to certain contingencies, may receive reimbursement of an additional amount of up to $3 million. The litigation against J & H Marsh McClennan, Inc., continues as do arbitration proceedings involving other disputes concerning the Aladdin project. See also Note G of the Notes To Consolidated Financial Statements in Part I, Item I.


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


         ITEM 5. OTHER INFORMATION

                 Not Applicable

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits required by Item 601 of Regulation S-K.

                           Exhibit 10.(iii)e - Employment and Consulting Agreement of Marvin Selig dated June 7, 2002

                  B. No reports on Form 8-K were filed during the quarter ended May 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMMERCIAL METALS COMPANY


                                     /s/ William B. Larson
                                     ---------------------------------
July 11, 2002                        William B. Larson
                                     Vice President
                                     & Chief Financial Officer



                                     /s/ Malinda G. Passmore
                                     ----------------------------------
July 11, 2002                        Malinda G. Passmore
                                     Controller

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
Exhibit 10.(iii)e          Employment and Consulting Agreement of Marvin Selig
                           dated June 7, 2002