Form 10-K
period 2002-08-31
COMMERCIAL METALS CO
filed 2002-11-26
CIK 22444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
    (MARK
     ONE)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

                                       OR

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

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK ON NOVEMBER 15, 2002, HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE OF $16.05 PER SHARE ON NOVEMBER 15, 2002, ON THE NEW YORK STOCK EXCHANGE WAS APPROXIMATELY $426,312,958. (FOR PURPOSES OF DETERMINATION OF THIS AMOUNT, ONLY DIRECTORS, EXECUTIVE OFFICERS AND 10% OR GREATER STOCKHOLDERS HAVE BEEN DEEMED AFFILIATES.)

THE NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF NOVEMBER 15, 2002 WAS 28,420,735.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE INTO THE LISTED PART OF FORM 10-K:

REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 23, 2003 -- PART III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            COMMERCIAL METALS COMPANY
                                TABLE OF CONTENTS

                                                                                                                  PAGE
PART I
   Item 1:       Business                                                                                            1
   Item 2:       Properties                                                                                         10
   Item 3:       Legal Proceedings                                                                                  11
   Item 4:       Submission of Matters to a Vote of Security Holders                                                13

PART II
   Item 5:       Market for Registrant's Common Equity and Related Stockholder Matters                              13
   Item 6:       Selected Financial Data                                                                            14
   Item 7:       Management's Discussion and Analysis of Financial Condition and Results of Operations              15
   Item 7A:      Quantitative and Qualitative Disclosures about Market Risk                                         28
   Item 8:       Financial Statements and Supplemental Data                                                         30
   Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               51

PART III
   Item 10:      Directors and Executive Officers of the Registrant                                                 51
   Item 11:      Executive Compensation                                                                             52
   Item 12:      Security Ownership of Certain Beneficial Owners and Management                                     52
   Item 13:      Certain Relationships and Related Transactions                                                     52
   Item 14       Controls and Procedures                                                                            52

PART IV
   Item 15:      Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    54

                 Signatures                                                                                         57

                 Certification of Principal Executive Officer                                                       58
                 Certification of Principal Financial Officer                                                       59
                 Independent Auditor's Report on Schedule                                                           60
                 Schedule VIII - Valuation and Qualifying Accounts                                                  61
                 Index to Exhibits                                                                                  62

                                     PART I

ITEM 1: BUSINESS

GENERAL

     We manufacture, recycle, market and distribute steel and metal products, related materials and services through a network of over 130 locations located throughout the United States and internationally. We consider our business to be organized into three segments which include the manufacturing segment, the recycling segment and the marketing and distribution segment.

     We were incorporated in 1946 in the State of Delaware. Our predecessor company, a secondary metals recycling business, existed since approximately 1915. Currently, we maintain executive offices at 7800 Stemmons Freeway in Dallas, Texas. Our fiscal year ends August 31 and all references in this Form 10-K to years refer to the fiscal year ended August 31 of that year unless otherwise noted. Financial information for the last three fiscal years concerning the segments is incorporated herein by reference from "Note 13 Business Segments" of the notes to consolidated financial statements which are in Part II, Item 8 of this Form 10-K.

MANUFACTURING SEGMENT

     Our manufacturing segment is our dominant and most rapidly expanding segment. The manufacturing segment utilizes the most assets, requires the most capital expenditures, generally has the highest operating profit and employs the most employees as compared to the recycling and marketing and distribution segments. Our manufacturing segment consists of the steel group and Howell Metal Company. Howell Metal Company, a subsidiary, manufactures copper tubing. Our steel group is the larger portion of this segment.

     STEEL GROUP

     The steel group and its subsidiaries operate the following:

          o 4 steel mills, commonly referred to as "minimills", that produce reinforcing bar, angles, flats, small beams, rounds, fence-post sections and other shapes

          o 29 steel plants that bend, cut, weld and fabricate steel, primarily reinforcing bar and angles

          o 27 warehouses that sell or rent supplies for the installation of concrete

          o 6 plants that produce special sections for floors and ceiling support

          o    4 plants that produce steel fence posts

          o 1 plant that treats steel with heat to strengthen and provide flexibility

          o    1 plant that rebuilds railcars

          o    a railroad salvage company

     MINIMILLS We operate four steel minimills which are located in Texas, Alabama, South Carolina and Arkansas. The minimills produce reinforcing bar, angles, flats, small beams, rounds, fence-post sections and other shapes. We utilize a fleet of trucks that we own and private haulers to transport finished products from the minimills to our customers and our fabricating shops.

     To minimize the cost of our products, we try to operate all four minimills at full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at domestic competitors or a decrease in construction activity may reduce demand for our products and limit our ability to operate the minimills at full capacity. Through our operations and capital improvements, we strive to increase our capacity and productivity at the minimills and enhance our product mix.

     Since the steel minimill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years we have spent approximately $51 million or 29% of our total capital expenditures on minimill projects.

     The following table compares the amount of steel (in tons) melted, rolled and shipped in the past three fiscal years:

                                      2000                2001               2002
                                      ----                ----               ----
         Tons Melted               1,848,000          1,796,000           2,100,000

         Tons Rolled               1,765,000          1,705,000           2,026,000

         Tons Shipped              1,853,000          1,903,000           2,171,000

     We acquired our largest steel minimill in 1963. It is located in Seguin, Texas, near San Antonio. In 1983, we acquired our minimill in Birmingham, Alabama. As part of the acquisition of Owen Steel Company, Inc. and its affiliates, we acquired our minimill in Cayce, South Carolina. We have operated our smallest mill since 1987, and it is located near Magnolia, Arkansas.

     The Texas, Alabama and South Carolina minimills consist of:

          o    melt shops with electric arc furnaces that melt steel scrap;

          o continuous casting facilities that shape the molten metal into billets;

          o    reheating furnaces that prepare billets for rolling;

          o    rolling mills that form products from heated billets;

          o mechanical cooling beds that receive hot product from the rolling mill;

          o finishing facilities that cut, straighten, bundle and prepare products for shipping;

          o supporting facilities such as maintenance, warehouse and office areas.

     Our Texas minimill has annual capacity of approximately 900,000 tons melted and 800,000 tons rolled. Our Alabama minimill's annual capacity is approximately 650,000 tons melted and 575,000 tons rolled. We have annual capacity at our South Carolina minimill of approximately 700,000 tons melted and 800,000 tons rolled.

     Our Texas minimill manufactures a full line of bar size products including reinforcing bar, angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. Our Texas minimill sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. The Texas minimill primarily ships its products to customers located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico. It also ships products to approximately 30 other states and to Mexico. Our Texas minimill melted 838,000 tons during 2002, compared to 729,000 tons during 2001, and rolled 713,000 tons, an increase of 72,000 tons from 2001.

     The Alabama minimill recorded 2002 melt shop production of 585,000 tons, an increase of 128,000 tons from 2001. The Alabama minimill rolled 493,000 tons, an increase of 127,000 tons from 2001. Our Alabama minimill primarily manufactures products that are larger in size as compared to products manufactured by our other three minimills. Such larger size products include mid-size structural steel products including angles, channels, wide flange beams of up to eight inches and special bar quality rounds and flats. Our Alabama minimill sells primarily to service centers, as well as to the construction, manufacturing, and fabricating industries. The Alabama minimill primarily ships its products to customers located in Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.

     Our South Carolina minimill manufactures a full line of bar size products which primarily include steel reinforcing bar. The minimill also manufactures angles, rounds, squares, fence post sections and flats. The South Carolina minimill ships its products to customers located in the Southeast and mid-Atlantic areas which include the states from Florida through southern New England. During 2002, the South Carolina minimill melted 677,000 tons and rolled 693,000 tons compared to 610,000 tons melted and 581,000 tons rolled during 2001.

     The primary raw material for our Texas, Alabama and South Carolina minimills is secondary, or scrap, ferrous metal. We purchase the raw material from suppliers generally within a 300 mile radius of each minimill. We have ten secondary metals recycling plants near our minimills in Texas and South Carolina and include these facilities in our steel group due to the predominance of secondary ferrous metals sales to the nearby steel group minimills. Two of the ten recycling plants operate automobile shredders. The eight smaller facilities assist the two larger locations with shredders and our nearby minimills with the acquisition of ferrous scrap. These metal recycling plants processed and shipped 827,000 tons of primarily ferrous scrap metals during 2002. We believe the supply of scrap is adequate to meet our future needs, but it has historically been subject to significant price fluctuations. All three minimills also consume large amounts of electricity and natural gas which have been readily available. Regional and more recently, national energy supply and demand levels affect the prices we pay for electricity and natural gas.

     Our Arkansas minimill primarily manufactures metal fence post stock, small diameter reinforcing bar, sign posts and bed frame angles with some flats, angles and squares. At our Arkansas minimill and at our facilities in San Marcos, Texas, Brigham City, Utah, and West Columbia, South Carolina, we fabricate fence post stock into studded "T" metal fence posts. This minimill utilizes rail salvaged from abandoned railroads and, on occasion, billets from our minimills, or other suppliers, as its raw material. The minimill's reheat furnace heats the rail or billets and then a rolling mill processes it. The product is finished at facilities similar to, but smaller than, the other minimills. Since our Arkansas minimill does not have melting facilities, the minimill depends on an adequate supply of competitively priced billets or used rail. The availability of these raw materials fluctuates with the pace of railroad abandonments, rail replacement by railroads and the demand for used rail from domestic and foreign rail rerolling mills. We have annual capacity at our Arkansas minimill of approximately 150,000 tons rolled.

     STEEL FABRICATION PLANTS Our steel group operates facilities that engage in the fabrication of reinforcing and structural steel, steel warehousing, joist manufacturing, fence post manufacturing and railcar repair and rebuilding. We obtain steel for fabrication from our own minimills and unrelated vendors. Our steel fabrication capacity exceeds 1.1 million tons. In 2002 we shipped 984,000 tons of fabricated steel, a decrease of 2,000 tons from 2001. We conduct our fabrication activities at various locations in Texas in the cities of Beaumont, Buda, Corpus Christi, Dallas, Harlingen, Houston, McKinney, San Marcos, Seguin, Victoria, and Waco; in Louisiana in the cities of Baton Rouge and Slidell;

 in Arkansas in the cities of Magnolia and Hope; in Utah in the city of Brigham City; in Florida in the cities of Jacksonville, Naples and Starke; in Nevada in the city of Fallon; in South Carolina in the cities of Cayce, Columbia, Taylors and West Columbia; in Georgia in the cities of Atlanta and Lawrenceville; in North Carolina in the city of Gastonia; in Virginia in the cities of Farmville and Fredericksburg; in California in the cities of Etiwanda, San Marcos, Stockton and Fontana; and in Iowa at Iowa Falls. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, arenas, stadiums, and dams. Generally, we sell fabricated steel in response to a bid solicitation from a construction contractor or the project owner. Typically the contractor or owner of the project awards the job based on the competitive prices of the bids and does not individually negotiate with the bidders. During 2002 we sold the operating assets of our largest heavy structural steel fabrication plant in Columbia, South Carolina and acquired a small reinforcing bar fabrication shop in Harlingen, Texas.

     STEEL JOISTS, CASTELLATED AND CELLULAR STEEL BEAM PLANTS Our joist manufacturing operations headquartered in Hope, Arkansas, manufacture steel joists for roof supports. The joist manufacturing operations fabricate joists from steel obtained primarily from our steel group's minimills at facilities in Hope, Arkansas; Starke, Florida; Cayce, South Carolina; Fallon, Nevada; and Iowa Falls, Iowa. Our typical joist customer is a construction contractor or large chain store owner. Joists are generally made to order and sales may include custom design, fabrication and painting. We obtain our sales primarily on a competitive bid basis. During 1999, we began production and sales of castellated and cellular steel beams. These beams, recognizable by their hexagonal or circular pattern of voids, permit greater design flexibility in steel construction, especially floor structures. We closed the portion of the Farmville, Virginia, location that made this product in 2002 due to poor market conditions and consolidated the manufacturing of these beams at a facility adjacent to our Hope, Arkansas, joist plant.

     CONCRETE-RELATED PRODUCTS We sell and rent concrete related supplies and equipment to concrete installation businesses. We have twenty-seven warehouse locations in Texas, Louisiana, and Mississippi, South Carolina and Florida where we store and sell these products which, with the exception of a small portion of steel products, are purchased for resale from unrelated suppliers. During 2002 we acquired the operating assets of a manufacturer of steel dowel couplers which are utilized in concrete paving.

     HEAT TREATING OPERATION Our steel group's heat treating operation is Allegheny Heat Treating, Inc., located in Chicora, Pennsylvania. Allegheny Heat Treating works closely with our Alabama minimill and other steel mills that sell specialized heat-treated steel for customer specific use. Such steel is primarily used in original or special equipment manufacturing. We have annual operating capacity in our heat treating operation of approximately 30,000 tons.

     RAILROAD CAR PLANT AND RAILROAD DISMANTLING We have a facility in Victoria, Texas that repairs and rebuilds railroad freight cars. We also provide custom maintenance and some manufacturing of specialized railroad freight cars. Owners of private railcar fleets, railroads and leasing companies are our customers. We primarily obtain this work on a bid and contract basis. We also operate a business that purchases and removes rail and other materials from abandoned railroads. Most of the salvaged rail is utilized by our Arkansas minimill.

     HOWELL METAL COMPANY

     Our subsidiary, Howell Metal Company, operates a copper tube minimill in New Market, Virginia. The minimill primarily manufactures copper water tube. The minimill also manufactures air conditioning and refrigeration tubing in straight lengths and coils for use in commercial, industrial and residential construction. Our customers, largely equipment manufacturers, wholesale plumbing supply firms and large home improvement retailers, are located primarily east of the Mississippi River. The demand for copper tube depends on the level of new apartment, hotel/motel and residential construction and renovation. Melting and casting of billets uses high quality copper scrap supplemented occasionally by virgin copper ingot as its raw material. Copper scrap is readily available, but subject to rapid price fluctuations. The price or supply of virgin copper causes the price of copper scrap to fluctuate rapidly. Our metal recycling yards supply a small portion of the scrap. Howell Metal Company's facilities include melting, casting, piercing, extruding, drawing, finishing and office facilities. During 2002 Howell Metal Company began operations of a larger production facility as part of a two-year expansion project. The expansion project includes a three furnace melt shop, extrusion, drawing and finishing lines. During 2002 the facility produced approximately 56,000,000 pounds of copper tube. When in full production the expansion should increase capacity to approximately 80,000,000 pounds a year.

     No single customer purchases 10% or more of our manufacturing segment's production. Due to the nature of certain stock products we sell in the manufacturing segment, we do not have a long lead time between receipt of a purchase order and delivery, with the exception of the steel fabrication and joist jobs. We generally fill orders for other stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of our operations. Backlog in our steel group at 2002 year-end was approximately $286,880,000 as compared to backlog in our steel group at 2001 year-end of approximately $340,684,000.

RECYCLING SEGMENT

     Our recycling segment processes secondary metals, or scrap metals, for use as a raw material by manufacturers of new metal products. This segment operates thirty four secondary metal processing facilities not including the ten recycling facilities operated by our steel group as a part of our manufacturing segment.

     We purchase ferrous and nonferrous secondary or scrap metals, processed and unprocessed, from a variety of sources in a variety of forms for our metal recycling plants. Sources of metal for recycling include manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, railroads, refineries, shipyards, ordinance depots, demolition businesses, automobile salvage and wrecking firms. Collectively, small secondary metal collection firms are a major supplier.

     In 2002, our metal recycling plants processed and shipped approximately 1,741,000 tons of scrap metal compared to 1,611,000 tons in 2001. Ferrous scrap metals comprised the largest tonnage of metals recycled at approximately 1,494,000 tons, an increase of approximately 131,000 tons as compared to 2001. We shipped approximately 247,000 tons of nonferrous scrap metals, primarily aluminum, copper and stainless steel, a decrease of approximately 2,000 tons as compared to 2001. With the exception of precious metals, our metal recycling plants recycle and process practically all types of metal. Our steel group's ten metal recycling facilities processed and shipped an additional 827,000 tons of primarily ferrous scrap metals during 2002.

     Our metal recycling plants consist of an office and warehouse building equipped with specialized equipment for processing both ferrous and nonferrous metal. A typical recycling plant also includes several acres of land that we use for receiving, sorting, processing and storing metals. Several of our recycling plants use a small portion of their site or a nearby location to display and sell metal products that may be reused for their original purpose without further processing.

     We equip our larger plants with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators which enable these plants to efficiently process large volumes of scrap metals. Two plants have extensive equipment that segregates metallic content from large quantities of insulated wire. To facilitate processing, shipping and receiving, we equip our ferrous metal processing centers with either presses, shredders or hydraulic shears to prepare and compress metal scrap for easier handling. Cranes are utilized to handle scrap metals for processing and to load material for shipment. Many facilities have rail access as ferrous scrap is primarily shipped by open gondola railcar or barge when water access is available.

     We operate five large shredding machines, four in Texas with one in Florida, capable of pulverizing obsolete automobiles or other ferrous metal scrap. We have two additional shredders operated by our manufacturing segment's recycling facilities.

     We sell recycled metals to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Ferrous scrap metal is the primary raw material for electric arc furnaces such as those operated by our steel minimills. Some minimills periodically supplement purchases of scrap metal with direct reduced iron and pig iron for certain product lines. Our Dallas office coordinates the sales of recycled metals from our metal recycling plants to our customers. We negotiate export sales through our network of foreign offices as well as our Dallas office.

     We do not purchase a material amount of scrap metal from one source. One customer's purchases represented approximately 10% of our recycling segment's revenues. Our recycling segment competes with other secondary processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals oftentimes can utilize primary or "virgin" ingot processed by mining companies instead of secondary metals. The prices of nonferrous scrap metals are closely related to but generally less than, the prices of primary or "virgin" ingot.


MARKETING AND DISTRIBUTION SEGMENT

     Our marketing and distribution segment buys and sells primary and secondary metals, fabricated metals and other industrial products. During the past year, our marketing and distribution segment sold approximately 1.4 million tons of steel products. We market and distribute these products through a network of 16 offices, 4 processing facilities and joint venture offices located around the world. We purchase steel, nonferrous metals including copper and aluminum coil, sheet and tubing, chemicals, industrial minerals, ores, metal concentrates and ferroalloys from producers in domestic and foreign markets. Occasionally, we purchase these materials from suppliers, such as trading companies or industrial consumers, who have a surplus of these materials. We utilize long-term contracts, spot market purchases and trading or barter transactions to purchase materials. A majority of the products we purchase are either fabricated semi-finished product or finished product.

     We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation businesses. We sell directly to our customers through and with the assistance of our offices in Dallas, Texas; Fort Lee and Englewood Cliffs, New Jersey; Los Angeles, California; Sydney, Perth, Melbourne, Brisbane and Adelaide, Australia; Singapore; Zug, Switzerland; Hong Kong; and Sandbach, United Kingdom and Bergisch Gladbach, Germany. We have representatives in offices in Moscow, Seoul, and Beijing. We have agents or joint venture partners in twenty three additional offices located in significant international markets. Our network of offices shares information regarding demand for our materials, assists with negotiation and performance of contracts and other services for our customers, and identifies and maintains relationships with our sources of supply.

     In most transactions, we act as principal by taking title and ownership of the products. We are also designated as a marketing representative, sometimes exclusively, by product suppliers. We utilize agents when appropriate, and on occasion we act as a broker for these products. We buy and sell these products in almost all major markets throughout the world where trade by American-owned companies is permitted.

     We market physical products as compared to companies that trade commodity futures contracts and frequently do not take delivery of the commodity. As a result of sophisticated global communications, our customers and suppliers often have easy access to quoted market prices, although such prices are not always accurate. Therefore, to distinguish ourselves we focus on creative service functions for both sellers and buyers. Our services include actual physical market pricing and trend information, as compared to more speculative metal exchange futures market information, technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just in time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions. We attempt to limit exposure to price fluctuations by offsetting purchases with concurrent sales. We also enter into currency exchange contracts as economic hedges of sales and purchase commitments denominated in currencies other than the United States dollar or, if the transaction involves our Australian, United Kingdom or German subsidiaries, their local currency. We do not, as a matter of policy, speculate on changes in the markets.

     We have previously made investments to acquire approximately 11% of the outstanding stock of a Czech Republic steel mill and 24% of a Belgium business that processes and pickles hot rolled steel coil. These investments allow us to expand our marketing and distribution activities.

     Our Australian operations have eleven warehousing facilities for just-in-time delivery of steel and industrial products. We also have a heat treating facility for steel products at our Australian operations. In early 2002, our Australian operation acquired the remaining 78% interest of Coil Steels Group that we did not own. Coil Steels Group is the third largest distributor of steel sheet and coil products in Australia and has processing facilities in Brisbane, Sydney and Melbourne and warehouses in Adelaide and Perth. In September, 2002, we acquired the sheet and coil inventory and a small amount of equipment from another Australian steel distributor, Horan Steel Holdings, Pty. Ltd.

SEASONALITY

     Many of our manufacturing segment's customers are in the construction business. Due to the increase in construction during the spring and summer months, our sales in the manufacturing segment are generally higher in the third and fourth quarters than in the first and second quarters of our fiscal year.

COMPETITION

     Manufacturing Segment. Our steel manufacturing, steel fabricating and copper tube manufacturing businesses compete with regional, national and foreign manufacturers and fabricators of steel and copper. We compete primarily on the price and quality of our products and our service.

     During 2001 and early 2002, significant quantities of steel products were imported to the United States, including steel concrete reinforcing bars, continuing a trend that began in 2000. In June 2000, we joined other steel manufacturers and filed an antidumping petition with the United States International Trade Commission, or ITC. The antidumping petition proposed imposing duties on rebar imported and sold at less than fair value. In August 2000, the ITC determined that a reasonable indication of material or threatened injury to rebar manufacturers within the United States existed because of unfairly priced imported rebar from eight countries. In April and June 2001, the ITC established final duties on imported rebar from the eight named countries of 17% to 232%.

     In June 2001, President Bush instituted an investigation under Section 201 of the Trade Act of 1974 to determine if certain steel products, including those products manufactured by us, were being imported into the United States in such increased quantities that they may cause serious injury to domestic manufacturers of steel products. In October 2001, the ITC determined that imports of certain product categories caused serious injury to the U.S. industry. In March, 2002, President Bush adopted most of the ITC determinations and imposed tariffs of 15 to 30% on products encompassing a majority of the steel products produced by our minimills, except for most products manufactured by our Alabama minimill. The tariffs apply to rebar, hot rolled bars and light shapes. The tariffs are to be in place for three years but will decline by 1/5 of the initial amount in each of the second and third years. We believe these tariffs should have a beneficial impact on our steel manufacturing operations by increasing prices and reducing levels of competing steel imports.

     Some members of the domestic steel industry support legislation that would subsidize their operations by relieving them of liability for most legacy costs and providing them with other government financial assistance. Typically, these members of our industry are integrated steel producers with significant legacy costs associated with their retiree medical and pension plans. Since we have no significant unfunded retirement or medical plan expenses, we would not benefit from this legislation. We oppose government subsidies that would benefit only a few of the less financially viable and production cost competitive domestic steel producers.

     We do not produce a significant percentage of the total national output of most of our products. However, we are considered a substantial supplier in the markets near our facilities. We believe that our joist facilities are the second largest manufacturer of joists in the United States, although significantly smaller than the largest joist supplier. We believe that we are the largest manufacturer of steel fence posts in the United States.

     Recycling Segment. We believe our recycling segment is one of the larger entities that recycles nonferrous secondary metals. We are a major regional processor of ferrous scrap metal. The secondary metals business is subject to cyclical fluctuations based upon the availability and price of unprocessed scrap metal and the demand for steel and nonferrous metals.

     Marketing and Distribution Segment. Our marketing and distribution business is highly competitive. Our products in the marketing and distribution segment are standard commodity items. We compete primarily on the price, quality and reliability of our products, our financing alternatives and our additional services. In this segment, we compete with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources. In addition some of our competitors may be able to pursue business without being restricted by the laws of the United States. We also compete with industrial consumers, who purchase directly from suppliers, and importers and manufacturers of semi-finished ferrous and nonferrous products. Internet ecommerce sites specializing in metals began to develop in the late 1990's but during the past year most have terminated or scaled back operations. We do not believe they have had a significant impact on our business.

ENVIRONMENTAL MATTERS

     A significant factor in our business is our compliance with environmental laws and regulations. We are subject to local, state, federal and supranational environmental laws and regulations regarding, among other matters, solid waste disposal, air emissions, waste and storm water effluent and disposal, and employee health. Our manufacturing and recycling operations produce significant amounts of by-products, some of which the environmental laws categorize as industrial waste or hazardous waste. For example, the Environmental Protection Agency, or EPA, classifies the electric arc furnace, or EAF, dust generated by our minimills as a hazardous waste because of the lead, cadmium and chromium content. The EAF dust requires special handling and recycling for recovery of zinc or disposal. Additionally, the primary feed materials for our eight shredders operated by our scrap metal recycling facilities are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of material known as shredder fluff. After the segregation of ferrous and saleable non-ferrous metals, shredder fluff remains. Federal environmental regulations require shredder fluff to pass a toxic leaching test to avoid classification as a hazardous waste. We attempt to have hazardous contaminants removed from the feed material prior to shredding. As a result, we believe the shredder fluff we generate is not hazardous waste. If the laws, regulations or testing methods change with regard to EAF dust processing or shredder fluff disposal, we may incur significant expenditures. To date, we have not experienced difficulty in obtaining contracts for recycling of EAF dust or disposing of shredder fluff in municipal or private landfills.

     Occasionally, we may be required to clean up or take certain remediation action with regard to sites we formerly used in our operations. We may also be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have treated or disposed of hazardous substances on the sites. The EPA has named us a potentially responsible party, or PRP, at several federal Superfund sites. The EPA alleges that we and other PRP scrap metal suppliers are responsible for the cleanup of those sites solely because we sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacturing of new products. We contend that an arms length sale of valuable scrap metal for use as a raw material in a manufacturing process that we have no control of should not constitute "an arrangement for disposal or treatment of hazardous substances" as defined under Federal law. In 2000 Congress approved and signed into law the Superfund Recycling Equity Act. This statute should, subject to the satisfaction of certain conditions, provide legitimate sellers of scrap metal for recycling with some relief from Superfund liability at the Federal level. Despite Congress' clarification of the intent of the federal law, various state laws and environmental agencies still seek to impose such liability. We believe imposing such liability is contrary to public policy objectives and legislation that encourage recycling and promote the use of recycled materials and we continue to support clarification of state laws and regulations consistent with Congress's action.

     New Federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judicial impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2002, we incurred environmental costs including disposal, permit, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $12.1 million. In addition, we estimate that we spent approximately $507,000 during 2002 on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We do not presently anticipate material capital expenditures for new environmental control facilities during 2003.

EMPLOYEES

     As of October 2002, we had approximately 7,728 employees. Our manufacturing segment employed approximately 6,300 people. Our recycling segment employed 927 people, and our marketing and distribution segment employed 432 people. We have 34 employees in general corporate management and administration and 35 employees who provide service to our divisions and subsidiaries. Production employees at one metals recycling plant and one fabrication operation are represented by unions for collective bargaining purposes. We believe that our labor relations are generally good to excellent and our work force is highly motivated.

ITEM 2. PROPERTIES

     Our Texas steel minimill is located on approximately 600 acres of land that we own. Our Texas minimill facilities include several buildings that occupy approximately 745,000 square feet. Our Alabama steel minimill is located on approximately 38 acres of land, and it includes several buildings that occupy approximately 567,000 square feet. We utilize our facilities at the Texas and Alabama steel minimills for manufacturing, storage, office and other related uses. Our South Carolina steel minimill is located on approximately 84 acres of land, and the buildings occupy approximately 660,000 square feet. Our Arkansas steel minimill is located on approximately 135 acres of land, and the buildings occupy approximately 202,000 square feet. We lease approximately 30 acres of land at the Alabama minimill and all the land at the Arkansas and South Carolina minimills in connection with revenue bond financing or property tax incentives. We may purchase the land at the termination of the leases or earlier for a nominal sum.

     All other steel group facilities utilize approximately 1,363 acres of land and lease approximately 45 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia, North Carolina, Nevada, Iowa, California, Pennsylvania and Mississippi. Howell Metal Company owns approximately 30 acres of land in New Market, Virginia, with buildings occupying approximately 325,000 square feet.

     Our recycling segment's plants occupy approximately 493 acres of land that we own in Beaumont, Dallas, Galveston, Houston, Lubbock, Midland, Odessa, Victoria and Vinton, Texas; Jacksonville, Ocala, Gainesville, Lake City, Orlando and Tampa, Florida; Shreveport, Louisiana; Chattanooga, Tennessee; Springfield and Joplin, Missouri; Burlington, North Carolina; Frontenac, Kansas; and Miami, Oklahoma. The recycling segment's other scrap processing locations are on leased land.

     We lease the office space where our corporate headquarters and all of our domestic marketing and distribution offices are located. We own three warehouse buildings in Australia, one of which is located on leased real estate. We lease the other warehouse facilities located in Australia.

     The leases on the leased properties described above will expire on various dates generally over the next ten years. Several of the leases have renewal options. We have had little difficulty renewing such leases as they expire. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2002, to be paid during fiscal 2003, to be approximately $3,178,000. We also lease a portion of the equipment we use in our plants. We estimate our minimum annual rental obligation for equipment operating leases in effect at August 31, 2002, to be paid during fiscal 2003, to be approximately $6,169,000.

ITEM 3. LEGAL PROCEEDINGS

     Our subsidiary, SMI-Owen Steel Company, Inc. or SMI-Owen, prior to our March, 2002, sale of the assets used at its heavy structural steel fabrication facility, frequently worked on large and complex construction projects. Some of the projects generated significant disputes. In connection with work completed prior to the sale, SMI-Owen entered into a fixed price contract with Fluor Daniel, Inc., or F/D, as design/builder general contractor to furnish, erect and install structural steel, hollow core pre-cast concrete planks, fireproofing, and certain concrete slabs along with related design and engineering work for the construction of a large hotel and casino complex owned by Aladdin Gaming, LLC, or Aladdin. F/D secured insurance from St. Paul Fire & Marine Insurance Company under a subcontractor/vendor default protection policy. That insurance policy named SMI-Owen as an insured in lieu of performance and payment bonds. A large subcontractor to SMI-Owen defaulted, and SMI-Owen incurred unanticipated costs to complete the work. We made a claim under the insurance policy for all losses, costs, and expenses incurred by SMI-Owen because of the default. The insurance company refused to pay our claim, so we filed suit against the insurance company and the insurance broker, J & H Marsh McClennan, in March 2000 (C.A. No. G-00-149 United States District Court Southern District of Texas). During May 2002, we settled the litigation with the insurance company. The settlement included our recovery of the $6.6 million claim receivable, receipt of an additional $7.4 million, the release of the balance of $1.0 million of previously escrowed funds for payment of certain claims made by our subcontractors and, subject to certain contingencies, reimbursement of up to an additional $3.0 million. We have not settled our lawsuit against the insurance broker for insurance benefits we did not receive due to the broker's acts, errors and omissions. The project is now complete and we do not anticipate any additional construction costs.

     Other disputes concerning the Aladdin project have been submitted to binding arbitration. In August 2000, we filed a claim against F/D for approximately $27 million. Our claim seeks recovery of unpaid contract receivables, amounts for delay claims and change orders all of which F/D has not paid. Depending upon future rulings in the arbitration, a portion of our recovery from the insurance company may be credited toward our claim against F/D. F/D has not disputed certain amounts owed under the contract, but F/D contends that other deductive items reduce the contract balance by approximately $6.3 million. F/D also contends that the deductive items plus F/D's other claims exceed the unpaid contract balance. We dispute the deductive items and intend to vigorously pursue recovery of the contract balance in addition to all amounts not recovered under insurance program coverage as a result of misrepresentations or omissions by F/D.

     Aladdin and F/D have filed joint claims in the arbitration proceeding against us. Their claims in the amount of $144 million are primarily for alleged damages that resulted from alleged delay during the construction process. Their claims also include delay damages they allege to have incurred in the construction of a retail area adjacent to the project. We believe their claims are generally unsubstantiated. We believe we have valid legal defenses against their claims and intend to vigorously defend the claims.

     As of August 31, 2002, we have received notices from the EPA or state agency with similar responsibility that we and numerous other parties are considered potentially responsible parties, or PRPs, and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980, or CERCLA, or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at fourteen locations. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that we expect will result in agreements to remediate the sites. The EPA or respective state agency refers to these locations, none of which involve real estate we ever owned or conducted operations upon, as the Peak Oil Site in Tampa, Florida, the NL Industries/Taracorp Site in Granite City, Illinois, the Sapp Battery Site in Cottondale, Florida, the

Interstate Lead Company Site in Leeds, Alabama, the Poly-Cycle Industries Site in Techula, Texas, the Jensen Drive Site in Houston, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Stoller Site in Jericho, South Carolina, the RSR Corporation Site in Dallas, Texas, the Sandoval Zinc Company Site in Marion County, Illinois, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the NL Industries Site in Pedricktown, New Jersey, and the Stoller Site in Pelham, Georgia. We periodically receive information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. We do not know if any of these inquires will ultimately result in a demand for payment from us.

     The EPA notified us and other alleged PRPs that under Sec. 106 of CERCLA we and the other PRPs could be subject to a maximum fine of $25,000 per day and the imposition of treble damages if we and the other PRPs refuse to clean up the Peak Oil, Sapp Battery, NL Industries/Taracorp, SoGreen/Parramore and Stoller sites as ordered by the EPA. We are presently participating in PRP organizations at the Peak Oil, Sapp Battery, SoGreen/Parramore and Stoller sites which are paying for certain site remediation expenses. We do not believe that the EPA will pursue any fines against us if we continue to participate in the PRP groups or if we have adequate defenses to the EPA's imposition of fines against us in these matters.

     During 2002, the South Carolina Department of Health & Environmental Control, or the Department, notified us of alleged violations by us of laws and regulations concerning air pollution discharge and related matters at five of our manufacturing facilities in South Carolina. We reached an agreement with the Department regarding these matters and signed a Consent Order in October 2002. Under the terms of the Consent Order, we have paid $325,000 to the Department and agreed to comply with the requirements of various permits and regulations and to apply for and obtain all necessary permits for the operation of our business at the facilities. In accordance with the terms of the Consent Order, we neither agree with nor admit to the Department's allegations. We have also notified the Department that we intend to perform voluntary environmental audits of eleven of our South Carolina facilities, including the five facilities specifically named in the notice.

     In September, 2002, the Director of the Region 6 EPA's Compliance Assurance and Enforcement Division, filed an administrative complaint against us. The complaint alleges that we violated the Clean Air Act by failing to remove any remaining refrigerant from appliances brought to one of our Dallas, Texas secondary metals facilities for recycling, or by failing to verify the prior removal of refrigerant from such appliances. The EPA proposes a civil penalty in the amount of $149,000 in the complaint. We have notified the EPA of our intent to contest both the amount of the proposed penalty and the basis of the allegations.

     In 1993, the Federal Energy Regulatory Commission entered an order against our wholly-owned subsidiary CMC Oil Company, or CMC Oil, which has been inactive since 1985. As a result of the order, CMC Oil is subject to a judgment which the Federal District Court upheld in 1994 and the Court of Appeals affirmed in 1995. The order found CMC Oil liable for overcharges constituting violations of crude oil reseller regulations from December 1977 to January 1979. The alleged overcharges occurred in connection with our joint venture transactions with RFB Petroleum, Inc. The overcharges total approximately $1,330,000 plus interest calculated from the transaction dates to the date of the District Court judgment under the Department of Energy's interest rate policy, and with interest thereafter at the rate of 6.48% per annum. Although CMC Oil accrued a liability on its books during 1995, it does not have sufficient assets to satisfy the judgment. No claim has ever been asserted against us as a result of the CMC Oil litigation. We will vigorously defend ourselves if any such claim is asserted.

     We are unable to estimate the ultimate dollar amount of any loss in connection with the above-described legal proceedings, environmental matters, government proceedings, and disputes that could result in additional litigation, some of which may have a material impact on earnings and cash flows for a particular quarter. Management believes that the outcome of the suits and proceedings mentioned, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on our business or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The table below summarizes the high and low sales prices reported on the New York Stock Exchange for our common stock and the cash dividends we paid for the past two fiscal years. The amounts set forth below have been adjusted to reflect a two-for-one stock split in the form of a stock dividend on our common stock effective June 28, 2002.


                                    Price Range
                                  of Common Stock
         2001                   -------------------
         Fiscal                                           Cash
         Quarter                High          Low       Dividends
         -------                ----          ---       ---------
         1st                  $ 14.10       $ 11.07    6.5 (cents)
         2nd                    12.88          9.88    6.5 (cents)
         3rd                    13.51         11.90    6.5 (cents)
         4th                    16.37         12.63    6.5 (cents)


                                    Price Range
                                  of Common Stock
         2002                   -------------------
         Fiscal                                           Cash
         Quarter                High          Low       Dividends
         -------                ----          ---       ---------
         1st                  $ 16.50       $ 12.25    6.5 (cents)
         2nd                    18.40         16.33    6.5 (cents)
         3rd                    23.99         18.00    6.5 (cents)
         4th                    24.88         16.97    8   (cents)

     Since 1982, our common stock has been listed and traded on the New York Stock Exchange. From 1959 until the NYSE listing in 1982, our common stock was traded on the American Stock Exchange.

The number of shareholders of record of our common stock at November 15, 2002, was approximately 2,242.

ITEM 6. SELECTED FINANCIAL DATA

     The table below sets forth a summary of our selected consolidated financial information for the periods indicated. The per share amounts have been adjusted to reflect a two-for-one stock split in the form of a stock dividend on our common stock effective June 28, 2002. Net earnings, diluted earnings per share, total assets and stockholders' equity have been restated as described in footnote 14 to the consolidated financial statements.

                                           FOR THE YEARS ENDED AUGUST 31,
                              2002         2001         2000         1999         1998
                           ----------   ----------   ----------   ----------   ----------
                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales                  $2,446,777   $2,441,216   $2,661,420   $2,251,442   $2,367,569

Net Earnings                   40,525       23,772       44,590       46,974       42,714

Diluted Earnings                 1.43         0.90         1.56         1.61         1.41
Per Share

Total Assets                1,230,076    1,081,671    1,170,092    1,079,074    1,002,617

Stockholders' Equity          501,306      433,094      418,805      418,312      381,389

Long-term Debt                255,969      251,638      261,884      265,590      173,789

Cash Dividends Per Share        0.275         0.26         0.26         0.26         0.26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


We manufacture, recycle, market and distribute steel and metal products through a network of over 130 locations in the United States and internationally.

Manufacturing Operations

We conduct our manufacturing operations through the following:

   o 4 steel mills, commonly referred to as "minimills," that produce reinforcing bar, angles, flats, small beams, rounds, fence-post sections and other shapes

   o 29 steel plants that bend, cut and fabricate steel, primarily reinforcing bar and angles

   o 1 plant that produces copper tubing

   o 27 warehouses that sell or rent supplies for the installation of concrete

   o 6 plants that produce special sections for floors and ceiling support

   o 4 plants that produce steel fence posts

   o 1 plant that treats steel with heat to strengthen and provide flexibility

   o 1 plant that rebuilds railcars

   o 1 railroad salvage company

Recycling Operations

We conduct our recycling operations through 44 metal processing plants located in the states of Texas, South Carolina, Florida, North Carolina, Oklahoma, Kansas, Missouri, Tennessee, Louisiana and Georgia.

Marketing and Distribution Operations

We market and distribute steel, copper and aluminum coil, sheet and tubing, ores, metal concentrates, industrial minerals, ferro alloys and chemicals through our network of 16 marketing and distribution offices, 4 processing facilities and joint ventures around the world. Our customers use these products in a variety of industries.

You should read this management's discussion and analysis in connection with your review of our consolidated audited financial statements and the accompanying footnotes.

Critical Accounting Policies and Estimates

The following are important accounting policies, estimates and assumptions that you should understand as you review our financial statements. We apply these accounting policies and make these estimates and assumptions to prepare financial statements under generally accepted accounting principles. Our use of these accounting policies, estimates and assumptions affects our results of operations and our reported amounts of assets and liabilities. Where we have used estimates or assumptions, actual results could differ significantly from our estimates.

REVENUE RECOGNITION Generally, we recognize sales when title passes. For a few of our steel fabrication operations, we recognize net sales and profits from certain long-term fixed price contracts by the percentage-of-completion method. In determining the amount of net sales to recognize, we estimate the total costs and profits expected to be recorded for the contract term, and the recoverability of costs related to change orders. These estimates could change, resulting in changes in our earnings.

CONTINGENCIES We make accruals as needed for litigation, administrative proceedings, government investigations, including environmental matters, and contract disputes. We base our environmental liabilities on estimates regarding the number of sites for which we will be responsible, the scope and cost of work to be performed at each site, the portion of costs that we expect we will share with other parties and the timing of the remediation. Where timing of expenditures can be reliably estimated, we discount amounts to reflect our cost of capital over time. We record these and other contingent liabilities when they are probable and when we can reasonably estimate the amount of loss. Where timing and amounts cannot be precisely estimated, we estimate a range, and we recognize the low end of the range without undiscounting. Also, see footnote 10, Commitments and Contingencies, in the consolidated financial statements for the year ended August 31, 2002.

INVENTORY COST We determine inventory cost for most domestic inventories by the last-in, first-out method, or LIFO. At the end of each quarter, we estimate both inventory quantities and costs that we expect at the end of the fiscal year for these LIFO calculations, and we record an amount on a pro-rata basis. These estimates could vary substantially from the actual year-end results, causing an adjustment to cost of goods sold. See footnote 15, Quarterly Financial Data, to the consolidated financial statements. We record all inventories at the lower of their cost or market value.

PROPERTY, PLANT AND EQUIPMENT Our manufacturing and recycling businesses are capital intensive. We evaluate the value of these assets and other long-lived assets whenever a change in circumstances indicates that their carrying value may not be recoverable. Some of the estimated values for assets that we currently use in our operations utilize judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer's different viewpoint of future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets' economically useful lives. To the extent that an asset's actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.

OTHER ACCOUNTING POLICIES For additional information on our accounting policies, see footnote 1, Summary of Significant Accounting Policies, to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS See footnote 1, Summary of Significant Accounting Policies, to the consolidated financial statements.

Consolidated Results of Operations

As discussed in footnote 14, Restatement of Prior Periods, we have restated the 2001 and 2000 financial statements and the 2001 and 2000 financial information included in our management's discussion and analysis.

                                           Year ended August 31,
                                  ---------------------------------------
(in millions except share data)      2002          2001           2000
                                  ----------    ----------     ----------
Net sales                         $    2,447    $    2,441     $    2,661
Net earnings                            40.5          23.8           44.6
Cash flows*                            107.4          94.9          114.7
International sales                      776           755            879
     As % of total                        32%           31%            33%
LIFO effect on net earnings
     expense (income)                    1.0          (1.1)           3.4
     Per diluted share**                0.04         (0.04)          0.12
LIFO reserve                             8.1           6.5            8.2
     % of inventory on LIFO               72%           70%            71%

 * Before changes in operating assets and liabilities

** Adjusted for stock split

Our results in fiscal 2002 reflect the impact of significant external factors. Our fiscal year began on September 1, 2001, only 10 days before the September 11 terrorist attacks, which dramatically affected United States commercial activity. Capital markets also suffered during our fiscal 2002 period due to the collapse of the technology market bubble and corporate financial and accounting scandals. Following signs of an economic recovery during the first calendar quarter of 2002, the growth of the U.S. economy instead slowed during the second and third calendar quarters. Economic activity also lost momentum in most global markets, perhaps except for non-Japan Asia.

Our 2002 results reflect notable weakness in business investment. We saw big declines in key markets such as nonresidential construction spending for factories, offices and other commercial buildings. Public works outlays for institutional buildings, highways and bridges remained strong, but did not offset reduced expenditures in the private sector. Residential construction activity fell, although it remains at a historically high level. Hotel/motel building also fell. Consequently, we experienced lower margins in our manufacturing segment, especially during our fiscal fourth quarter.

The weakening of the U.S. dollar during the latter part of our fiscal year helped our results, although the impact was not as strong as we expected. We believe that one reason is that world production and supply of many steel products and nonferrous metals remained excessive.

During fiscal 2002, the U.S. government implemented tariffs on imported steel products that compete with most of the products manufactured by our minimills. However, because production by our U.S. competitors remained constant, we have not seen a significant increase in prices. Conditions in our important end use markets generally showed little improvement and in some instances deteriorated.

The following financial events were significant this year:

     1. 2002 earnings were much higher than 2001, even excluding the $5.4 million after-tax litigation accrual recorded last year in the manufacturing segment.

     2. At year end 2002, we had no short-term financing needs and had, in fact, significant temporary investments.

     3. Steel minimill earnings were higher in 2002 due to increased production and shipments in spite of lower selling prices and higher scrap costs.

     4. During the current year, our steel group received a nonrecurring graphite electrode litigation settlement of $1.6 million after-tax.

     5. Our steel group realized a $3.4 million after-tax gain from the sale of the assets of SMI-Owen Steel Company in 2002.

     6. We discovered a theft and accounting fraud and accounting errors at two rebar fabrication operations totalling $3.0 million after-tax. See footnote 14, Restatement of Prior Periods, to the consolidated financial statements.

     7. Copper tube profits decreased in spite of record production and shipments because of lower selling prices and margins.

     8. Our recycling segment returned to profitability during 2002 mostly due to the recently improved ferrous scrap market.

     9. Our marketing and distribution group's profit was higher than last year, but some markets remained weak. Our acquisition of the Coil Steels Group in September 2001 significantly contributed to profits.

     10. Financing costs decreased due to lower requirements, reduced interest rates and the beneficial effect of an interest rate swap.

     11. A lower effective income tax rate, due primarily to the favorable completion of IRS audits, added $1.0 million to net earnings in 2002.

Segments

Unless otherwise indicated, all dollars below are pre-tax. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for making operating decisions. We have three reportable segments: manufacturing, recycling, and marketing and distribution. The following table shows net sales and operating profit (loss) by business segment. Our operating profit (loss), as presented below, is the sum of our earnings (loss) before income taxes, interest expense owed to third parties and discounts on the sales of accounts receivable.

                                       Year ended August 31,
                                  -------------------------------
(in millions)                       2002       2001        2000
                                  --------   --------    --------
Net sales:
     Manufacturing                $  1,333   $  1,321    $  1,357
     Recycling                         378        394         463
     Marketing and distribution        777        771         903
Operating profit (loss):
     Manufacturing                    71.4       56.7        72.1
     Recycling                         5.1       (2.3)        5.8
     Marketing and distribution       14.2        7.8        19.2

2002 COMPARED TO 2001


MANUFACTURING We include our steel group and our copper tube division in our manufacturing segment.

Our manufacturing operating profit in 2002 increased $14.7 million (26%) as compared to 2001 on marginally more ($12 million) net sales. We achieved this increase in operating profit for two primary reasons in 2002:(i) the nonrecurrence of the prior year litigation accrual in the amount of $8.3 million, and (ii) the current year gain on the sale of the steel group's heavy structural fabrication operation, SMI-Owen, in the amount of $5.2 million. Excluding those items, our manufacturing segment's operating profit was slightly higher than last year.

Increased production and shipments at our steel group's minimills more than offset lower selling prices, increased scrap purchase costs and lower copper tube earnings. Also, we spent less in 2002 on utilities, and we recorded lower depreciation and amortization expense. However, fiscal 2002 was not a good year in the steel group's downstream steel fabrication and related businesses due to lower profits in rebar fabrication and structural steel fabrication, excluding SMI-Owen.

The table below reflects steel and scrap prices per ton:

                                                    August 31,
                                                 ---------------
(dollars per ton)                                 2002     2001
                                                 ------   ------
Average mill selling price-total sales           $  269   $  284
Average mill selling price-finished goods only      275      290
Average fabrication selling price                   608      646
Average ferrous scrap purchase price                 80       74

MINIMILLS During 2002, operating profit for our four steel minimills rose 27% compared with 2001, despite lower selling prices. SMI South Carolina had a $2.8 million profit in 2002 compared to a $1.6 million loss in 2001. SMI Alabama turned around as well with a $2.5 million profit in 2002 compared to a $2.2 million loss in 2001. Profits at SMI Arkansas were up 4% in the current year period. These improvements more than offset a 7% decline in profits at SMI Texas as compared to 2001. A major reason for the minimills' improved profitability was a 14% increase in shipments because of continued public projects infrastructure construction. Shipments were 2,171,000 tons in 2002 compared to 1,903,000 in 2001. Mill production also increased over last year. Tons rolled were up 19% to 2,026,000 in 2002. Tons melted were up 17% to 2,100,000 in 2002.
Even though demand was strong, the average total mill selling price at $269 per ton was $15 (5%) below last year. Also, in 2002, we sold more semi-finished billets, a product with a lower selling price than our average. Average scrap purchase costs were $6 per ton (8%) higher than in 2001, resulting in smaller margins. Utility expenses declined by $2.4 million as compared to 2001. Decreases in natural gas costs more than offset higher electricity costs. Also, depreciation and amortization expenses decreased by $5.2 million in 2002, primarily because SMI-South Carolina fully depreciated its mill rolls and guides as well as certain melt shop equipment. The mills also received $2.5 million from a nonrecurring graphite electrode litigation settlement in 2002.

The U.S. government's new tariffs cover most of the steel minimills' products and range from 15-30% the first year, declining over the next two years. An import licensing and monitoring system and an anti-surge mechanism will further strengthen these remedies. Also, the U.S. administration plans to continue discussions with other steel producing nations to remove excess global capacity and eliminate subsidies.

FABRICATION AND OTHER BUSINESSES Operating profit in the steel group's fabrication and other businesses increased by $12.1 million (57%) in 2002 as compared to 2001. Excluding the 2002 gain on the sale of SMI-Owen ($5.2 million) and the 2001 litigation accrual ($8.3 million), operating profits in 2002 decreased by $1.3 million (4%) as compared to 2001.

Near the end of fiscal 2002, we discovered two significant, but unrelated events, requiring retroactive writedowns at two rebar fabrication operations. The total amount of the adjustments required to correct the August 31, 2002 balance sheets of these two facilities was $4.6 million. These adjustments affect four fiscal years from 1999 to 2002. In August 2002, we uncovered a theft and an accounting fraud which occurred over four years at a rebar fabrication plant in South Carolina. The total adjustment required to revert the accounting records to their proper balances was $2.7 million. In September 2002, we discovered accounting errors related to losses on rebar fabrication and placement jobs at one facility in California, some of which date back to its acquisition in fiscal 2000. The resulting charge was $1.9 million. The South Carolina incident resulted in a $900 thousand expense in fiscal 2002. The remaining $3.7 million for both instances was attributed $885 thousand to fiscal 2001, $2.6 million to fiscal 2000, and $227 thousand to 1999, resulting in prior period adjustments to these previously reported financial statements. We have taken immediate action to strengthen compliance with our internal control policies.

Fabrication plant shipments totaled 984,000 tons, down fractionally from 986,000 tons shipped in 2001. The average fabrication selling price in 2002 decreased $38 per ton (6%) as compared to 2001. Rebar fabrication markets were softer in 2002 as a result of intense competition, and several plants reported losses. During the fourth quarter 2002, we acquired the real estate, equipment, inventory and work in process of Varmicon, Inc. in Harlingen, Texas. We now operate this rebar fabrication facility under the name of SMI-Valley Steel. The steel joist operations, which includes cellular and castellated beams, were breakeven in 2002, an improvement over the loss in 2001. Both prices and shipments decreased, but lower operating costs and shop efficiencies helped significantly. Also, in 2001 these operations incurred $8.9 million in start-up costs. Structural steel fabrication profits, excluding SMI-Owen and the prior year litigation accrual, were down in 2002 compared to 2001. However, our concrete-related products operations were more profitable in 2002. We continued to expand this business through the acquisition in the fourth quarter of Dowel Assembly Manufacturing Company, or DAMCO, in Jackson, Mississippi.
DAMCO manufactures dowel baskets and has an epoxy coating business.

In 2002, the steel group started Spray Forming International, a stainless steel cladding operation located in South Carolina. Spray Forming International will use a patented process to produce stainless clad billets.

COPPER TUBE Our copper tube division's operating profit decreased 59% with 7% less net sales as compared to 2001. Copper tube shipments increased 3% from 2001 to a record 59.3 million pounds, and production increased 5% from 2001 to a record 56.2 million pounds. However, average sales prices dropped 10% in 2002 compared to 2001. The biggest factor was lower apartment and hotel/motel construction. Consequently, demand for plumbing and refrigeration tube was not as strong. The 2002 product mix included increased quantities of HVAC products and line sets. In the marketplace, we continued to adapt to the consolidation among our buyers. The difference between sales price and copper scrap purchase cost (commonly referred to as "the metal spread"), declined 8% in 2002 compared to 2001. Lower raw material purchase costs did not fully compensate for the decline in selling prices.

RECYCLING Our recycling segment reported an operating profit of $5.1 million in 2002 compared with an operating loss of $2.3 million in 2001. Net sales in 2002 were 4% lower at $378 million as compared to 2001. However, gross margins were 11% above last year, primarily because we shipped 8% more total tons. Demand for ferrous scrap improved both in the U.S. and internationally. The segment processed and shipped 1,494,000 tons of ferrous scrap in 2002, 10% more than in 2001. Ferrous sales prices were on average $81 per ton, an increase of $6 from 2001. Nonferrous shipments were flat at 238,000 tons. The average 2002 nonferrous scrap sales price of $947 per ton was 9% lower than in 2001. Increased productivity, higher asset turnover and reduced costs contributed to the improved 2002 results. The total volume of scrap processed, including the steel group's processing plants, was 2,568,000 tons, an increase of 11% from the 2,308,000 tons processed in 2001.

In June 2002, we acquired most of the transportation assets of Sampson Steel Corporation in Beaumont, Texas. These assets will be combined with our existing scrap processing facility in Beaumont. Earlier in the year we closed our Midland, Texas facility, resulting in a writedown of $455,000 on certain equipment.

MARKETING AND DISTRIBUTION Net sales in 2002 for our marketing and distribution segment increased 1% to $777 million as compared to 2001. Operating profit in 2002 increased 82% to $14.2 million as compared to 2001, mostly due to better results from our Australian operations. International steel prices and volumes for steel and nonferrous semifinished products improved during the second half of 2002, primarily in the distribution and processing businesses. However, depressed economies, oversupply in most markets and intense competition from domestic suppliers in the respective markets caused compressed margins for numerous steel products, nonferrous metal products and industrial raw materials and products. The U.S. dollar weakened against major currencies, a beneficial development.

In September 2001, we completed our acquisition of Coil Steels Group, an Australian service center in which we already owned a 22% share. This acquisition provided $2.2 million of additional profits and $69.0 million in net sales during 2002. Sales and profits for the Company's pre-existing business in Australia also improved significantly. However, this increase in net sales was more than offset by decreased sales in our U.S. operations due to fewer imports into the United States.

Operating profits for the U.S. divisions improved significantly due to Cometals which returned to more historical levels, and Dallas Trading which benefited from the U.S. tariff legislation. Lower margins at Commonwealth on semi-finished products almost offset these improvements. Our European operations' net sales decreased slightly in 2002 as compared to 2001, but profits improved significantly. The segment's recent strategy of growing its downstream marketing and distribution business offset the continuing very difficult trading conditions.

OTHER Selling, general and administration as well as employee's retirement plans expenses were higher in 2002 as compared to 2001, mostly due to the acquisition of Coil Steels Group and discretionary items, such as bonuses and profit sharing. This increase was consistent with the improvement in our operating profitability. Interest expense decreased by $8.9 million (32%) from 2001 largely due to lower interest rates and much lower average short-term borrowings. Also, during 2002 we entered into two interest rate swaps (see footnote 4, Credit Arrangements, to the consolidated financial statements) which resulted in interest expense savings. During 2002, we favorably resolved all issues for our federal income tax returns through 1999. Due to the lack of any material adjustments, we have reevaluated the tax accruals and, consequently, reduced the net tax expense by $1.0 million during 2002.

Near-Term Outlook

We expect that fiscal 2003 will be weaker than 2002. The global economy slowed in 2002 amid considerable uncertainty, and economic growth in the United States remains slow and uneven. Our specific markets reflect the soft demand and remain very competitive. The outlook for our markets generally is weaker, in some cases significantly so. The manufacturing sector continues to grow slowly. We do not expect private, nonresidential construction to improve before mid-calendar year 2003, but we expect public construction to hold steady.

Residential building slowed in 2002, but housing sales and starts remain at a historically high level because of the lowest mortgage rates in three decades. Economic growth outside the United States also slowed, especially in Europe. On the other hand, most analysts don't expect the global economy to fall into a double-dip recession.

The fiscal 2003 quarterly results are likely to be erratic and the first half of fiscal 2003 could be relatively weak. In addition to market conditions, we face a number of other challenges including increased insurance costs and higher energy costs. By segment, we anticipate a decrease in operating profit for manufacturing, little change in recycling and an increase in marketing and distribution. We expect fiscal 2003 diluted earnings per share to decrease because diluted average shares will rise further. Our balance sheet should remain strong.

During 2002, we had capital spending of $47 million plus $7 million for the acquisition of the remaining shares of Coil Steels Group, compared to capital spending of $53 million in fiscal 2001. We have focused on reducing short-term financing needs during the past two fiscal years. We plan to increase capital expenditures to $88 million for fiscal 2003. Fiscal 2003 capital expenditures will include expansion in downstream rebar fabrication and concrete-related products operations in the steel group and the acquisition of the flat-rolled assets of Horans, a small service center in Australia. We have no major projects planned at the steel mills for fiscal 2003, only smaller enhancements and maintenance expenditures. All segments will continue to focus on improving or disposing of under performing operations, especially if they no longer fit our strategic direction.

Long-Term Outlook

We are well-positioned to exploit long-term opportunities. Our challenge is to continue growing in a manner which increases our earnings per share and return on capital and generates free cash flows over time. Further consolidation is a virtual certainty in the industries in which we participate, and we plan to participate in a prudent way. The reasons for further consolidation include an inadequate return on capital for most companies, numerous bankruptcies, a high degree of fragmentation, the need to eliminate non-competitive capacity and more effective marketing.

The outlook section contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, production rates, energy expense, insurance expense, interest rates, inventory levels, acquisitions and general market conditions. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "plans to," "ought," "could," "should," "likely," "appears," "projects," "forecasts," or other similar words or phrases. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:

   o interest rate changes

   o construction activity

   o litigation claims and settlements

   o difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes

   o metals pricing over which we exert little influence

   o increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing

   o court decisions

   o industry consolidation or changes in production capacity or utilization

   o global factors including credit availability

   o currency fluctuations

   o energy and insurance prices

   o decisions by governments impacting the level of steel imports and the pace of overall economic activity.

2001 COMPARED TO 2000

Segments

MANUFACTURING Our manufacturing net sales for 2001 for the manufacturing segment decreased by 3% compared to 2000. Despite an increase in both mill and fabrication shipments, net sales decreased due to lower selling prices. Operating profit as restated decreased $15.4 million (21%) in 2001 as compared to 2000. The adverse charge for litigation of $8.3 million caused more than half of the decrease. Also, 2001 copper tube profits dropped from their record levels in 2000. Steel group profits, excluding the litigation accrual, decreased slightly as well. We recorded pre-tax LIFO income of $1.7 million in 2001 compared to LIFO expense of $5.2 million in 2000, primarily in the manufacturing segment.

                                                    August 31,
                                                 ---------------
(dollars per ton)                                 2001     2000
                                                 ------   ------
Average mill selling price-total sales           $  284   $  306
Average mill selling price-finished goods only      290      314
Average fab selling price                           646      647
Average ferrous scrap purchase price                 74       91

MINIMILLS Our steel minimills recovered in the second half of 2001 despite very weak markets throughout the year. The four steel mills' operating profit decreased 27% as compared to 2000. An operating loss at the Alabama mill and lower profits in Texas and Arkansas contributed significantly to the decrease. The lower profits were partially offset by significantly lower losses at South Carolina. Tons melted and rolled decreased 3% to 1.8 and 1.7 million tons, respectively. Shipments rose by 3% to 1.9 million tons. The average mill selling price decreased $22 (7%) in 2001 as compared to 2000. The average selling price for finished goods decreased $24 per ton (8%) in 2001 as compared to 2000. The average scrap purchase cost for the mills decreased $17 per ton (19%) in 2001, which offset the decreases in selling prices. However, utility costs rose $9.8 million (13%) as compared to 2000. Import levels and more aggressive competition caused sales prices to drop.

Excluding prior year graphite electrode settlements, operating profit in 2001 at SMI-Texas decreased 16% and at SMI-Arkansas decreased 24% as compared to 2000. SMI-Alabama reported an operating loss in 2001 as compared to an operating profit in 2000. The price drops especially hurt SMI-Alabama. Record shipments at the SMI-South Carolina mill caused losses to decrease by $8.1 million in 2001 to $1.6 million This mill was profitable in the second half of 2001. Selling prices continued to be significantly lower, and utility and scrap purchase costs were down as well.

FABRICATION AND OTHER BUSINESSES In 2001, our downstream steel fabrication businesses had another solid year. We have restated 2001 operating results by $885 thousand for the accounting fraud at the South Carolina rebar facility. Also, we reduced fiscal 2000 operating profits by $677 thousand and $1.9 million, respectively, for the accounting fraud at the South Carolina rebar facility and the accounting errors at the California rebar manufacturing and placement operation. We discovered both events near the end of fiscal 2002. Excluding a net pre-tax gain of $5.5 million from the sale of land and improvements in fiscal 2000, net sales remained the same in 2001 as compared to 2000. Operating profits increased 30% as compared to 2000, excluding the 2001 litigation accrual of $8.3 million for an adverse court ruling and the 2000 $5.5 million gain on the sale. Fabricated steel shipments of 986,000 tons increased 3% as compared to 2000; however, this included new capacity. Although prices were mixed, the annual average fab selling price remained unchanged. Steel joist and cellular beam manufacturing operations incurred $8.9 million in startup costs for four projects. A major turnaround in large structural steel jobs fabricated by SMI-Owen more than offset these costs.

COPPER TUBE Our copper tube division's operating profit decreased 29% in 2001 as compared to 2000. Shipments decreased less than 1% in 2001 to 57.3 million pounds, and metal spreads declined 13% in 2001 as compared to 2000. Production at the plant decreased consistently with shipments. Although the housing sector of the U.S. economy remained relatively strong, demand for plumbing and refrigeration tube was softer than in the prior year. In the second half of 2001, we added line sets to our product mix, although shipments of this new product were not yet significant.

CAPITAL IMPROVEMENTS Our capital improvements decreased significantly to $53 million as compared to $70 million in 2000, primarily in the manufacturing segment. The $70 million included the expansion at the copper tube mill and the installation of a ladle metallurgical station at SMI-South Carolina. In fiscal 2001, we substantially completed the copper tube mill expansion.

RECYCLING Our recycling segment incurred an operating loss of $2.3 million in 2001 as compared to a $5.8 million operating profit in 2000. Tons processed and shipped decreased 4% as compared to 2000; however, net sales decreased 15% as compared to 2000. Due to high scrap imports, weak domestic steel mills and the strong U.S. dollar, ferrous prices fell $21 per ton (22%) as compared to $75 per ton in 2000, and shipments fell 5%. A sharp drop in terminal market values resulted in lower nonferrous margins. The average nonferrous scrap price was 5% lower on volumes which were 2% higher as compared to 2000. Increased productivity, high asset turnover and reduced expenses mitigated the effects of weak markets.

The total volume of scrap processed and shipped in 2001, including our steel group operations, decreased slightly to 2.3 million tons from 2.4 million tons in fiscal 2000.

MARKETING AND DISTRIBUTION Our marketing and distribution segment's net sales decreased in 2001 by 15% to $771 million, and operating profits were 59% lower as compared to 2000. Depressed global economies, oversupply in most markets and intense competition from domestic suppliers in the respective markets contributed significantly to the decline. Also, the strong U.S. dollar continued to hamper the segment's results in various parts of the world. Margins were compressed for most steel products, nonferrous metal products and industrial raw materials and products. Our strategy in recent years to enhance regional businesses helped in the difficult market and currency conditions.

Most importantly, we achieved profitability even as we continued a major commitment to develop quality people in sales and administration to provide for long-term growth. We continued to diversify and build business by adding product and geographic areas. We expanded regional trade as well, and continued to increase our operations in the processing of the materials and products we buy and sell.

2002 Liquidity and Capital Resources

We discuss liquidity and capital resources on a consolidated basis. Our discussion includes the sources and uses of our three operating segments and centralized corporate functions. We have a centralized treasury function and use inter-company loans to efficiently manage the short-term cash needs of our operating divisions. We invest any excess funds centrally.

We rely upon cash flows from operating activities, and to the extent necessary, external short-term financing sources. Our short-term financing sources include the issuance of commercial paper, sales of accounts receivable and borrowing under our bank credit facilities. From time to time, we have issued long-term public debt. Our investment grade credit ratings and general business conditions affect our access to external financing on a cost-effective basis. Depending on the price of our common stock, we may realize significant cash flows from the exercise of stock options.

Moody's Investors Service (P-2), Standard & Poor's Corporation (A-2) and Fitch (F-2) rate our $174.5 million commercial paper program, which is up from $135 million in 2001, in the second highest category. To support our commercial paper program, we have unsecured revolving credit agreements with a group of eight banks. Our $129.5 million facility expires in August 2003 and our $45 million facility expires in August 2004. We plan to continue our commercial paper program and the revolving credit agreements in comparable amounts to support the commercial paper program.

For added flexibility, we may secure financing from the sale of certain accounts receivable in an amount not to exceed $130 million. We continually sell accounts receivable on an ongoing basis to replace those receivables that we have collected from our customers. Our long-term public debt, which was $255 million at August 31, 2002, is investment grade rated by Standard & Poor's Corporation (BBB), Fitch (BBB) and by Moody's Investors Services (Baa1). We have access to the public markets for potential refinancing or the issuance of additional long term debt. Also, we have numerous informal, uncommitted credit facilities available from domestic and international banks. These credit facilities are priced at bankers' acceptance rates or on a cost of funds basis.

Credit ratings affect our ability to obtain short- and long-term financing and the cost of such financing. If the rating agencies were to reduce our credit ratings, we would pay higher financing costs and possibly would have less availability of the informal, uncommitted facilities. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. Such factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, industry condition and contingencies. We are committed to maintaining our investment grade credit ratings.

Certain of our financing agreements include various covenants. The most restrictive of these covenants requires us to maintain an interest coverage ratio of greater than three times and a debt to capitalization ratio of 55% as defined in the financing agreement. A few of the agreements provide that if we default on the terms of another financing agreement, it is considered a default under these agreements. We have complied with the requirements, including the covenants of our financing agreement as of and for the year ended, August 31, 2002.

Our unsecured revolving credit agreements and accounts receivable securitization agreement include ratings triggers. The trigger in the revolving credit agreements is solely a means to reset pricing for facility fees and, if a borrowing occurs, on loans. Within the accounts receivable securitization agreement, the ratings trigger is contained in a "termination event," but the trigger is set at catastrophic levels. The trigger requires a combination of ratings actions on behalf of two independent rating agencies and is set at levels seven ratings categories below our current rating.

Our manufacturing and recycling businesses are capital intensive. Our capital requirements include construction, purchases of equipment and maintenance capital at existing facilities. We plan to invest in new operations. We also plan to invest in working capital to support the growth of our businesses, maintain our ability to repay maturing long-term debt when due at its earliest maturity in 2005 and pay dividends to our stockholders.

Our management continues to assess alternative means of raising capital, including potential dispositions of under-performing or non-strategic assets. Any potential future major acquisitions could require additional financing from external sources such as the sale of common stock.

CASH FLOWS Our cash flows from operating activities primarily result from sales of steel and related products and, to a lesser extent, from sales of nonferrous metal products. We have a diverse and generally stable customer base. We use futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metals commodity prices (see footnote 5, Financial Instruments, Market and Credit Risk, in the consolidated financial statements).

The volume and price of the orders from our U.S. customers in the manufacturing and construction sectors affect our cash flows from operating activities. Our international marketing and distribution operations also significantly affect our cash flows from operating activity. The weather can influence the volume of products we ship in any given period. Also, the general economy, the strength of the U.S. dollar, governmental action, and various other factors beyond our control influence our volumes and prices. These periodic fluctuations in our prices and volumes can result in variations in cash flows from operations. Despite these fluctuations, we have historically relied on operating activities as a steady source of cash.

Cash flows from operations before changes in operating assets and liabilities in 2002 increased to $107.4 million from $94.9 million in 2001 due mostly to higher earnings. Depreciation and amortization expense decreased $5.7 million in 2002 primarily because SMI South Carolina fully depreciated its mill rolls and guides as well as certain melt shop equipment. We realized a $4.1 million increase in the tax benefits from stock issued under option and purchase plans during 2002. Our cash flows increased by $2.4 million in 2002 as a result of deferred income taxes, due largely to additional depreciation which was granted under new tax legislation.

Net cash flows from operating activities decreased to $96.6 million in 2002 as compared to $192.6 million in 2001, primarily as a result of decreased funding from sales of accounts receivable. Net working capital in 2002 increased to $379 million from $274 million in 2001, primarily due to increased temporary investments and higher receivables. Increases in accounts payable more than offset the increase in inventories. The ratio of current assets to current liabilities was 1.9 at August 31, 2002, increased from 1.8 at August 31, 2001. Excluding Coil Steels Group, CSG, and SMI-Owen, which were facilities acquired and sold in 2002, accounts and notes receivable at August 31, 2002 were $41.2 million more than at August 31, 2001. The increase resulted because we did not request as much funding from the accounts receivable that we sold to financial institutions. Excluding CSG and SMI-Owen, inventories and accounts payable, accrued expenses, other payables and income taxes at August 31, 2002 increased by $37.2 million and $67.0 million, respectively, as compared to 2001. Inventories in the steel group, excluding SMI-Owen, increased $22.3 million. The majority of the increase occurred at the minimills because of higher scrap purchase costs and higher inventory quantities. Steel fabrication and post inventories increased as well. Inventories in marketing and distribution, excluding CSG, increased $15.1 million in 2002 mostly due to shipments in transit and customer delays. Accounts payable in marketing and distribution, excluding CSG, increased by $65.5 million in 2002 due to higher inventory purchases and extended terms with vendors. Accounts payable in the steel group at the minimills increased $9.9 million in 2002. Also, during 2002, we received $15.0 million from a litigation settlement (see footnote 10, Commitments and Contingencies, to the consolidated financial statements). Increased profits resulted in an increase of $5.7 million in income taxes payable. During 2002, we received $5.2 million for the contract balance and settlement of disputed change orders on an old large structural steel fabrication contract at SMI-Owen.

We invested $47.2 million in property, plant and equipment in 2002, which was $5.8 million less than in 2001. In addition, in 2002, we acquired the remaining shares of CSG for $6.8 million, net of cash. We received $19.7 million during 2002 for the sale of the assets of SMI-Owen. We expect capital spending for fiscal 2003 to be $88 million, including both new construction and acquisitions to expand our downstream businesses. At August 31, 2002, we had $91.1 million in temporary investments, as compared to $23.0 million at 2001.

We needed much less short-term financing during 2002 than during 2001, primarily due to better management of working capital, higher earnings, the litigation settlement, the sale of SMI-Owen and cash from stock issued under incentive and purchase plans. These events enabled us to repay all of our short-term borrowings. In 2002, we also made our final payment on the 8.49% long-term notes.

In May 2002, our Board of Directors declared a two-for-one stock split in the form of a stock dividend on our common stock payable June 28, 2002 to our shareholders of record on June 7, 2002 (see footnote 7, Capital Stock, to the consolidated financial statements). On June 28, 2002, we issued 16,132,583 additional shares of common stock. At August 31, 2002, 28,518,453 shares of common stock were issued and outstanding, and 3,746,713 were held in our treasury. Also, we issued 2,361,265 additional shares of common stock during 2002 because more employees exercised stock options, and we issued more shares than last year under our employee stock purchase plan because of the significant increase in our average market price per share. We issued all shares from treasury shares. As a result of this activity, our cash flows increased by $30.2 million in 2002 as compared to $4.4 million from such activity in 2001.

We paid dividends of $7.5 million during 2002, slightly more than the $6.8 million we paid during 2001. On May 20, 2002, our directors declared a quarterly cash dividend of eight cents per share on common stock. We paid this quarterly cash dividend on July 19 to stockholders of record at July 5, 2002. This new cash dividend rate on the after-split shares represents a 23% increase in our cash dividend. This was the 151st consecutive quarterly cash dividend we have paid.

We believe that we have sufficient liquidity for fiscal year 2003 and the foreseeable future.

Contractual Obligations

The following table represents our contractual obligations as of August 31, 2002 (dollars in thousands):

                                              Payments Due Within*
                           --------------------------------------------------------
                                                     2-3         4-5         After
                             Total      1 Year      Years       Years       5 Years
                           ---------   --------   ---------   ---------   ---------
Contractual Obligations:
Long-term debt(1)          $ 256,600   $    631   $ 105,859   $  50,033   $ 100,077
Operating leases(2)           23,986      9,347       8,996       3,953       1,690
Unconditional purchase
      obligations(3)          53,698     17,388      12,345       7,102      16,863
                           =========   ========   =========   =========   =========

Total contractual cash
      obligations          $ 334,284   $ 27,366   $ 127,200   $  61,088   $ 118,630

*We have not discounted the cash obligations in this table.

(1) Total amounts are included in the August 31, 2002 consolidated balance sheet. See footnote 4, Credit Arrangements, to the consolidated financial statements.

(2) Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in effect as of August 31, 2002. See footnote 10, Commitments and Contingencies, to the consolidated financial statements.

(3) About 35% of these purchase obligations are for inventory items to be sold in the ordinary course of business; most of the remainder are for freight and supplies associated with normal revenue-producing activities.

At August 31, 2002, we received $2,141,000 of net funding from the sales of accounts receivable. If we terminated the accounts receivable program on August 31, 2002, we would have to pay the first $2.1 million of collections from these accounts to third party financial institutions. We complied with the terms of this program as of, and for the year ended August 31, 2002.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our customers or suppliers request. At August 31, 2002, we had committed $20.9 million under these arrangements. A cash deposit included in current other assets on the consolidated balance sheet collateralized $6 million of these commitments. All commitments expire within one year.

At the request of a customer and its surety bond issuer, we have agreed to indemnify the surety against all costs the surety may incur should our customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. We are the customer' primary supplier of steel, and steel is a substantial portion of our customer' cost to perform the contracts. We believe we have adequate controls to monitor the customer' performance under the contracts including payment for the steel we supply. As of August 31, 2002, the surety had issued bonds in the total amount (without reduction for work performed to that date) of $2,193,000 which are subject to our guaranty obligation under the indemnity agreement.

Contingencies

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings, government investigations including environmental matters, and contract disputes. We may incur settlement, fines, penalties or judgments because of some of these matters. While we are unable to estimate precisely the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals we deem necessary. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, and the uncertainties involved in litigation. Accordingly, we cannot always estimate a meaningful range of possible exposure. We believe that we have adequately provided in our financial statements for the estimable potential impact of these contingencies. We also believe that the outcomes will not significantly affect the long-term results of operations or our financial position. However, they may have a material impact on earnings for a particular period.

CONSTRUCTION CONTRACT DISPUTES See footnote 10, Commitments and Contingencies, to the consolidated financial statements.

ENVIRONMENTAL AND OTHER MATTERS We are subject to federal, state and local pollution control laws and regulations in all locations where we have operating facilities. We anticipate that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.

Our original business and one of our core businesses for over eight decades is metals recycling. In the present era of conservation of natural resources and ecological concerns, we are committed to sound ecological and business conduct. Certain governmental regulations regarding environmental concerns, however well intentioned, are contrary to the goal of greater recycling. Such regulations expose us and the industry to potentially significant risks.

We believe that recycled materials are commodities that are diverted by recyclers, such as us, from the solid waste streams because of their inherent value. Commodities are materials that are purchased and sold in public and private markets and commodities exchanges every day around the world. They are identified, purchased, sorted, processed and sold in accordance with carefully established industry specifications.

Environmental agencies at various federal and state levels classify certain recycled materials as hazardous substances and subject recyclers to material remediation costs, fines and penalties. Taken to extremes, such actions could cripple the recycling industry and undermine any national goal of material conservation. Enforcement, interpretation, and litigation involving these regulations are not well developed.

The U.S. Environmental Protection Agency, or EPA, or an equivalent state agency notified us that we are considered a potentially responsible party, or PRP, at fourteen sites, none owned by us. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, or a similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

In fiscal 2002, we incurred environmental expense of $12.1 million. This expense included the cost of environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. Approximately $507 thousand of our capital expenditures for 2002 related to costs directly associated with environmental compliance. At August 31, 2002, $5.0 million was accrued for environmental liabilities of which $1.5 million is classified as other long-term liabilities.

Dividends

We have paid quarterly cash dividends in each of the past 39 consecutive years. We paid dividends in 2002 at the rate of 0.065 cents per share each quarter for the first three quarters, and 0.08 cents per share for the fourth quarter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

APPROACH TO MINIMIZING MARKET RISK See footnote 5, Financial Instruments, Market and Credit Risk, for disclosure regarding our approach to minimizing market risk. Also, see footnote 1, Summary of Significant Accounting Policies, to the consolidated financial statements. The following types of derivative instruments were outstanding at August 31, 2002, in accordance with our risk management program.

CURRENCY EXCHANGE FORWARDS We enter into currency exchange forward contracts as economic hedges of international trade commitments denominated in currencies other than the United States dollar, or, if the transaction involves our Australian, United Kingdom or German subsidiaries, their local currency. No single foreign currency poses a primary risk to us. Fluctuations that cause temporary disruptions in one market segment tend to open opportunities in other segments.

Effective September 1, 2002, we changed most of our European subsidiaries' functional currency to the Euro. We do not anticipate that this change will have a significant impact on our financial results.

COMMODITY PRICES We base pricing in some of our sales and purchase contracts on forward metal commodity exchange quotes which we determine at the beginning of the contract. Due to the volatility of the metal commodity indexes, we enter into metal commodity forward or futures contracts for copper, aluminum and zinc. These forwards or futures mitigate the risk of unanticipated declines in gross margins on these contractual commitments. Physical transaction quantities will not match exactly with standard commodity lot sizes, leading to small gains and losses from ineffectiveness.

INTEREST RATE SWAPS See footnote 4, Credit Arrangements, regarding our strategy for managing the fluctuations in interest rates on our long-term debt.

The following table provides certain information regarding the foreign exchange and commodity financial instruments discussed above.

FOREIGN CURRENCY EXCHANGE CONTRACT COMMITMENTS AS OF AUGUST 31, 2002:

                                                                                Range of                   U.S. $
       Amount                           Currency                               Hedge Rates               Equivalent
       ------                           --------                               -----------               ----------
     15,342,000                                    Euro                       $1.0239-0.8682            $15,090,000
  2,238,446,000                            Japanese yen                        0.0089-0.0078             18,348,000
     13,907,000                           British pound                        1.6291-1.5162             21,549,000
     78,599,000                       Australian dollar                        0.5711-0.4992             43,288,000
        734,000                      New Zealand dollar                        0.4674-0.4667                344,000
                                                                                                        -----------
                                                                                                         98,619,000
Revaluation as of August 31, 2002, at quoted market                                                      98,366,000
                                                                                                        -----------
Unrealized gain                                                                                         $   253,000

o Substantially all foreign currency exchange contracts mature within one year.

o Hedge rates reflect foreign currency conversion to U.S. dollar.

AS OF AUGUST 31, 2001:

Revaluation at quoted market                                                                            $69,184,000
Unrealized loss                                                                                         $ 1,327,000

METAL COMMODITY CONTRACT COMMITMENTS AS OF AUGUST 31, 2002:

                                                                                                    Range or
                                                                                                    Amount of        Total Contract
                                        Long/      # of        Standard          Total             Hedge Rates          Value at
Terminal Exchange          Metal        Short      Lots        Lot Size          Weight              Per MT            Inception
-----------------          -----        -----      ----        --------          ------            -----------       --------------
London Metal
Exchange (LME)              Copper       Long        450          25 MT         11,250 MT       $1,505.50-1,641.17    $   692,000
                            Copper      Short        175          25 MT          4,375 MT                 1,536.54        269,000
                              Zinc       Long         25          25 MT            625 MT                   858.00         21,000
                          Aluminum       Long      2,276          25 MT         56,900 MT        1,301.50-1,449.00      4,024,000
                          Aluminum      Short      3,350          25 MT         83,750 MT        1,289.00-1,399.00      4,408,000

New York Mercantile                                                                                    Per 100/wt.
Exchange                    Copper       Long        328      25,000 lbs.       8.2 MM lbs.            67.00-75.70      5,733,000
Commodities Division
(Comex)                     Copper      Short         69      25,000 lbs.       1.7 MM lbs.            68.20-70.20      1,194,000
                                                                                                                      -----------
                                                                                                                       16,341,000
Revaluation as of August 31, 2002, at quoted market                                                                    16,502,000
                                                                                                                      -----------
Unrealized loss                                                                                                       $   161,000

o Seven lots mature after one year

o MT = Metric Tons

o MM = Millions

AS OF AUGUST 31, 2001:

Revaluation at quoted market                                                                                          $ 10,733,000
Unrealized loss                                                                                                       $    158,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


Commercial Metals Company and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

                                                                 Year ended August 31,
                                                    ----------------------------------------------
                                                                  As restated-      As restated-
                                                                 see footnote 14   see footnote 14
(in thousands, except share data)                      2002            2001              2000
                                                    ----------   ---------------   ---------------
Net sales                                           $2,446,777   $     2,441,216   $     2,661,420

Costs and expenses:
     Cost of goods sold                              2,129,378         2,143,900         2,333,930
     Selling, general and administrative expenses      220,868           212,424           211,403
     Employees' retirement plans                        14,685            10,611            18,108
     Interest expense                                   18,708            27,608            27,319
     Litigation accrual                                     --             8,258                --
                                                    ----------   ---------------   ---------------
                                                     2,383,639         2,402,801         2,590,760
                                                    ----------   ---------------   ---------------
Earnings before income taxes                            63,138            38,415            70,660

Income taxes                                            22,613            14,643            26,070
                                                    ----------   ---------------   ---------------
Net earnings                                        $   40,525   $        23,772   $        44,590
                                                    ==========   ===============   ===============
Basic earnings per share                            $     1.48   $          0.91   $          1.59
                                                    ==========   ===============   ===============
Diluted earnings per share                          $     1.43   $          0.90   $          1.56
                                                    ==========   ===============   ===============

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                     August 31,
                                                          -------------------------------
                                                                            As restated-
                                                                          see footnote 14
(in thousands, except share data)                             2002              2001
                                                          ------------    ---------------
ASSETS

Current assets:
     Cash                                                 $     33,245    $        32,921
     Temporary investments                                      91,068             23,000
     Accounts receivable (less allowance for collection
       losses of $5,958 and $5,192)                            207,844            202,095
     Notes receivable from affiliate                           143,041             95,515
     Inventories                                               268,040            223,859
     Other                                                      50,914             45,413
                                                          ------------    ---------------
       Total current assets                                    794,152            622,803


Property, plant and equipment:
     Land                                                       29,099             29,315
     Buildings                                                 119,592            109,549
     Equipment                                                 727,650            704,469
     Leasehold improvements                                     34,637             33,213
     Construction in process                                    10,801             20,350
                                                          ------------    ---------------
                                                               921,779            896,896
     Less accumulated depreciation and amortization           (543,624)          (501,045)
                                                          ------------    ---------------
                                                               378,155            395,851

Other assets                                                    57,769             63,017
                                                          ------------    ---------------
                                                          $  1,230,076    $     1,081,671
                                                          ============    ===============

                                 See notes to consolidated financial statements.

                                                                                           August 31,
                                                                                -------------------------------
                                                                                                  As restated-
                                                                                                see footnote 14
(in thousands, except share data)                                                   2002              2001
                                                                                ------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                                                      $         --    $         3,793
     Accounts payable                                                                275,209            201,114
     Accrued expenses and other payables                                             133,631            133,895
     Income taxes payable                                                              5,676                 --
     Current maturities of long-term debt                                                631             10,288
                                                                                ------------    ---------------
       Total current liabilities                                                     415,147            349,090


Deferred income taxes                                                                 32,813             30,405

Other long-term liabilities                                                           24,841             17,444

Long-term debt                                                                       255,969            251,638

Commitments and contingencies
Stockholders' equity:
     Capital stock:
       Preferred stock                                                                    --                 --
       Common stock, par value $5.00 per share:
       authorized 40,000,000 shares; issued 32,265,166 and 16,132,583 shares;
       outstanding 28,518,453 and 13,078,594 shares                                  161,326             80,663
     Additional paid-in capital                                                          170             13,930
     Accumulated other comprehensive loss                                             (1,458)            (1,961)
     Retained earnings                                                               392,004            422,309
                                                                                ------------    ---------------
                                                                                     552,042            514,941
     Less treasury stock 3,746,713 and 3,053,989 shares at cost                      (50,736)           (81,847)
                                                                                ------------    ---------------
                                                                                     501,306            433,094
                                                                                ------------    ---------------
                                                                                $  1,230,076    $     1,081,671
                                                                                ============    ===============

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         August 31,
                                                                     --------------------------------------------------
                                                                                      As restated-       As restated-
                                                                                     see footnote 14    see footnote 14
(in thousands)                                                           2002             2001               2000
                                                                     ------------    ---------------    ---------------
Cash Flows From (Used By) Operating Activities:
     Net Earnings                                                    $     40,525    $        23,772    $        44,590
     Adjustments to earnings not requiring cash:
         Depreciation and amortization                                     61,579             67,272             66,583
         Provision for losses on receivables                                3,985              4,371                948
         Deferred income taxes                                              2,408               (726)             7,868
         Tax benefits from stock plans                                      4,467                404                274
         Gain on sale of SMI-Owen                                          (5,234)                --                 --
         Other                                                               (307)              (148)            (5,570)
                                                                     ------------    ---------------    ---------------
     Cash Flows From Operations Before Changes in
       Operating Assets and Liabilities                                   107,423             94,945            114,693

     Changes in Operating Assets and Liabilities, net of effect of
       Coil Steels Group Acquisition and Sale of SMI-Owen:
         Decrease (increase) in accounts receivable                        (1,165)            10,222            (55,488)
         Funding from accounts receivable sold-net change                 (40,000)            40,000                 --
         Decrease (increase) in inventories                               (37,206)            46,508            (23,213)
         Decrease (increase) in other assets                               (6,874)             6,011            (36,433)
         Increase (decrease) in accounts payable,
           accrued expenses, other payables and income taxes               67,038             (2,497)             3,269
         Increase (decrease) in other long-term liabilities                 7,397             (2,597)             5,780
                                                                     ------------    ---------------    ---------------
Net Cash Flows From Operating Activities                                   96,613            192,592              8,608

Cash Flows From (Used By) Investing Activities:
     Purchases of property, plant and equipment, net                      (47,223)           (53,022)           (69,627)
     Acquisition of Coil Steels Group, net of cash received                (6,834)                --                 --
     Sale of Assets of SMI-Owen                                            19,705                 --                 --
     Sales of property, plant and equipment                                 3,496              2,866              9,323
     Temporary investments-net change                                     (68,068)           (23,000)                --
     Other investments                                                         --                 --             (2,966)
                                                                     ------------    ---------------    ---------------
Net Cash Used By Investing Activities                                     (98,924)           (73,156)           (63,270)

Cash Flows From (Used by) Financing Activities:
     Short-term borrowings-net change                                      (9,981)           (88,673)            78,084
     Payments on long-term debt                                           (10,101)            (8,786)            (4,750)
     Stock issued under incentive and purchase plans                       30,238              4,383              5,958
     Treasury stock acquired                                                   --             (6,716)           (41,934)
     Dividends paid                                                        (7,521)            (6,780)            (7,304)
                                                                     ------------    ---------------    ---------------
Net Cash From (Used by) Financing Activities                                2,635           (106,572)            30,054
                                                                     ------------    ---------------    ---------------
Increase (Decrease) in Cash                                                   324             12,864            (24,608)

Cash at Beginning of Year                                                  32,921             20,057             44,665
                                                                     ------------    ---------------    ---------------
Cash at End of Year                                                  $     33,245    $        32,921    $        20,057
                                                                     ============    ===============    ===============

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Common Stock                                       Accumulated
                                               --------------------------------        Additional               Other
                                                Number of                               Paid-In             Comprehensive
(in thousands, except share data)                Shares               Amount            Capital                 Loss
                                               ----------          ------------        ----------          --------------
Balance, September 1, 1999,
  as previously reported                       16,132,583          $   80,663          $   14,131          $       (774)

Prior period adjustments
  (see footnote 14)
                                               ----------          ----------          ----------          ------------

Balance, September 1, 1999,
  as restated                                  16,132,583              80,663              14,131                  (774)

  Comprehensive income:
    Net earnings*
    Other comprehensive
        loss-
      Foreign currency
        translation adjustment,
        net of taxes of $440                                                                                       (817)

  Comprehensive income

  Cash dividends
  Treasury stock acquired
  Stock issued under incentive
    and purchase plans                                                                        100
                                               ----------          ----------          ----------          ------------
Balance, August 31, 2000                       16,132,583              80,663              14,231                (1,591)
                                               ----------          ----------          ----------          ------------

  Comprehensive income:
    Net earnings*

    Other comprehensive
        loss-
      Unrealized loss on
        derivatives, net of
        taxes of $7                                                                                                 (14)
      Foreign currency
        translation adjustment,
        net of taxes of $192                                                                                       (356)

  Comprehensive income

  Cash dividends
  Treasury stock acquired
  Stock issued under
    incentive and purchase
    plans                                                                                    (301)
                                               ----------          ----------          ----------          ------------
Balance, August 31, 2001                       16,132,583              80,663              13,930                (1,961)
                                               ----------          ----------          ----------          ------------

  Comprehensive income:
    Net earnings

    Other comprehensive
      income (loss)-
      Foreign currency
        translation adjustment,
        net of taxes of $276                                                                                        513
      Unrealized loss on
        derivatives, net of
        taxes of $(5)                                                                                               (10)

  Comprehensive income

  Cash dividends
  2-for-1 stock split                          16,132,583              80,663             (17,354)
  Stock issued under
    incentive and purchase plans                                                             (873)
  Tax benefits from stock plans                                                             4,467
                                               ----------          ----------          ----------          ------------
Balance, August 31, 2002                       32,265,166          $  161,326          $      170          $     (1,458)
                                               ==========          ==========          ==========          ============



                                                                                Treasury Stock
                                                                      ---------------------------------
                                               Retained               Number of
(in thousands, except share data)              Earnings                 Shares                Amount                  Total
                                             ------------             ----------           ------------           ------------
Balance, September 1, 1999,
  as previously reported                     $    368,177             (1,726,323)          $    (43,739)          $    418,458

Prior period adjustments
  (see footnote 14)                                  (146)                                                                (146)
                                             ------------             ----------           ------------           ------------

Balance, September 1, 1999,
  as restated                                     368,031             (1,726,323)               (43,739)               418,312

  Comprehensive income:
    Net earnings*                                  44,590                                                               44,590
    Other comprehensive
        loss-
      Foreign currency
        translation adjustment,
        net of taxes of $440                                                                                              (817)
                                                                                                                  ------------
  Comprehensive income                                                                                                  43,773

  Cash dividends                                   (7,304)                                                              (7,304)
  Treasury stock acquired                                             (1,465,100)               (41,934)               (41,934)
  Stock issued under incentive
    and purchase plans                                                   231,515                  5,858                  5,958
                                             ------------             ----------           ------------           ------------
Balance, August 31, 2000                          405,317             (2,959,908)               (79,815)               418,805
                                             ------------             ----------           ------------           ------------
  Comprehensive income:
    Net earnings*                                  23,772                                                               23,772
    Other comprehensive
        loss-
      Unrealized loss on
        derivatives, net of
        taxes of $7                                                                                                        (14)
      Foreign currency
        translation adjustment,
        net of taxes of $192                                                                                              (356)
                                                                                                                  ------------
  Comprehensive income                                                                                                  23,402

  Cash dividends                                   (6,780)                                                              (6,780)

  Treasury stock acquired                                               (271,500)                (6,716)                (6,716)
  Stock issued under
    incentive and purchase
    plans                                                                177,419                  4,684                  4,383
                                             ------------             ----------           ------------           ------------
Balance, August 31, 2001                          422,309             (3,053,989)               (81,847)               433,094
                                             ------------             ----------           ------------           ------------

  Comprehensive income:
    Net earnings                                   40,525                                                               40,525
    Other comprehensive
      income (loss)-
      Foreign currency
        translation adjustment,
        net of taxes of $276                                                                                               513
      Unrealized loss on
        derivatives, net of
        taxes of $(5)                                                                                                      (10)
                                                                                                                  ------------
  Comprehensive income                                                                                                  41,028
  Cash dividends                                   (7,521)                                                              (7,521)
  2-for-1 stock split                             (63,309)            (3,053,989)
  Stock issued under
    incentive and purchase plans                                       2,361,265                 31,111                 30,238
  Tax benefits from stock plans                                                                                          4,467
                                             ------------             ----------           ------------           ------------
Balance, August 31, 2002                     $    392,004             (3,746,713)          $    (50,736)          $    501,306
                                             ============             ==========           ============           ============

* As restated-see footnote 14.

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 Summary of Significant Accounting Policies

NATURE OF OPERATIONS The Company manufactures, recycles and markets steel and metal products and related materials. Its manufacturing and recycling facilities and primary markets are located in the Sunbelt from the mid-Atlantic area through the West. Through its global marketing offices, the Company markets and distributes steel and nonferrous metal products and other industrial products worldwide. As more fully discussed in note 13, the manufacturing segment is the most dominant in terms of capital assets and operating profit.

CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries except CMC Receivables, Inc. (CMCR). See note 2. All significant intercompany transactions and balances are eliminated in consolidation.

REVENUE RECOGNITION Generally, sales are recognized when title passes to the customer. Some of the revenues related to the steel fabrication operations are recognized on the percentage of completion method. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs for certain projects will be further revised in the near-term.

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

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Provision for amortization of leasehold improvements is made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter. At August 31, 2002, the useful lives used for depreciation and amortization were as follows:

   Buildings                7 to 40 years
   Equipment                3 to 15 years
   Leasehold improvements   3 to 10 years

We evaluate the carrying value of property, plant and equipment whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If we determine that impairment exists, we reduce the net book values as warranted. Major maintenance is expensed as incurred.

START-UP COSTS Start-up costs associated with the acquisition and expansion of manufacturing and recycling facilities are expensed as incurred.

ENVIRONMENTAL COSTS The Company accrues liabilities for environmental investigation and remediation costs based upon estimates regarding the number of sites for which the Company will be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties and the timing of remediation. Where amounts and timing can be reliably estimated, amounts are discounted. Where timing and amounts cannot be reasonably determined, a range is estimated and the lower end of the range is recognized on an undiscounted basis.

INCOME TAXES The Company and its U.S. subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in footnote 6, Income Taxes. Benefits from tax credits are reflected currently in earnings. The Company provides for taxes on unremitted earnings of foreign subsidiaries.

FOREIGN CURRENCY The functional currency of the Company's international subsidiaries in Australia, the United Kingdom, and Germany is the local currency. The remaining international subsidiaries' functional currency is the United States dollar. Translation adjustments are reported as a component of accumulated other comprehensive loss.

Effective September 1, 2002, most of the Company's subsidiaries in Europe changed their functional currency to the Euro. The Company does not anticipate that this change will have a material impact on its financial condition or results of operation.

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

RECLASSIFICATIONS Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the classifications used in the current year.

RECENTLY ISSUED ACCOUNTING STANDARDS Statement of Financial Accounting Standards
(SFAS) No.142, Goodwill and Other Intangible Assets, must be adopted by the Company in the first quarter of its fiscal year 2003, and will be applied to all goodwill and other intangible assets recognized on the balance sheet, regardless of when those assets were initially recognized. Goodwill will no longer be amortized, but must be tested for impairment as of the beginning of the fiscal year of adoption and annually thereafter. Goodwill was $6.8 million at August 31, 2002. Management does not believe that the implementation of SFAS 142 will result in an impairment charge.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for the Company in fiscal 2003. This standard requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful lives of the assets.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that refines criteria for assets classified as held for sale, further refines rules regarding impairment of long-lived assets and changes the reporting of discontinued operations. SFAS No. 144 is effective for the Company's fiscal 2003.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. It is effective for all such activities initiated after December 31, 2002. SFASNo. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value only when incurred.

Management believes that the adoption of SFAS Nos.143, 144 and 146 will have no significant impact on the results of operations or financial position of the Company.

NOTE 2 Sales of Accounts Receivable

In 2001, the Company and several of its subsidiaries entered into three-year agreements to periodically sell trade accounts receivable to the Company's wholly-owned unconsolidated special purpose affiliate (CMCR). Depending on the Company's level of financing needs, the affiliate receives funds from a third party financial institution up to a $130 million maximum. The Company utilizes this arrangement as an alternative to short-term borrowing. The key components of such arrangements with financial institutions were as follows as of August 31:


(in thousands)                                  2002              2001
--------------                                --------          --------
Total accounts receivable sold                $148,101          $156,779
Less notes receivable from affiliate           145,960            98,281
                                              --------          --------
Net proceeds from financial institutions      $  2,141          $ 58,498
                                              ========          ========

The notes receivable from affiliate are presented net of allowance of $2.9 million and $2.7 million at August 31, 2002 and 2001, respectively. These notes represent amounts withheld for credit and other reserves, as well as excess funding capacity not currently needed by the Company. Discounts (which aggregated $793 thousand and $976 thousand for the years ended August 31, 2002 and 2001, respectively) represented primarily the costs of funds and were included in selling, general and administrative expenses.

NOTE 3 Inventories

Before deduction of LIFO reserves of $8,074,000 and $6,476,000 at August 31, 2002 and 2001, respectively, inventories valued under the first-in, first-out method approximated replacement cost.

At August 31, 2002 and 2001, 72% and 70%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to the marketing and distribution business.

The majority of the Company's inventories are in the form of finished goods, with minimal work in process. Approximately $15.3 million and $10.8 million were in raw materials at August 31, 2002 and 2001, respectively.

NOTE 4 Credit Arrangements

In August 2002, the Company increased its commercial paper program to permit maximum borrowings of up to $174.5 million, an increase from the prior year $135 million level. It is the Company's policy to maintain contractual bank credit lines equal to 100% of the amount of all commercial paper outstanding.

On August 8, 2002, the Company arranged an unsecured revolving credit agreement with a group of eight banks consisting of a 364-day, $129.5 million facility. This facility is in addition to the previously existing $45 million facility that matures August 14, 2004. These agreements provide for borrowing in United States dollars indexed to LIBOR. Facility and other fees of 0.150% and 0.125% per annum are payable on the 364-day and multi-year credit lines, respectively. No compensating balances are required.

The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at bankers' acceptance rates or on a cost of funds basis. No compensating balances or commitment fees are required under these credit facilities.

Long-term debt and amounts due within one year as of August 31, are as follows:


(in thousands)                                    2002              2001
--------------                                  --------          --------
7.20% notes due July 2005                       $104,775          $100,000
6.75% notes due February 2009                    100,000           100,000
6.80% notes due August 2007                       50,000            50,000
8.49% notes due December 2001                         --             7,142
Other                                              1,825             4,784
                                                --------          --------
                                                 256,600           261,926
Less current maturities                              631            10,288
                                                --------          --------
                                                $255,969          $251,638
                                                ========          ========

Interest on these notes is payable semiannually.

On April 9, 2002, the Company entered into two interest rate swaps to convert a portion of its fixed interest rate long-term debt commitment to a floating interest commitment. These arrangements adjust the Company's fixed to floating interest rate exposure as well as reduce overall financing costs. The swaps effectively convert interest on the $100 million debt due July 2005 from a fixed rate of 7.20% to a six month LIBOR (determined in arrears) plus 2.02%. The floating rate was 3.88% at July 15, 2002, the most recent reset date. The total fair value of both swaps was $4,775,000 at August 31, 2002 and is recorded in other long-term assets, with a corresponding increase in the 7.20% long-term notes, representing the change in fair value of the hedged debt.

Certain of the note agreements include various covenants. The most restrictive of these requires maintenance of an interest coverage ratio of greater than three times and a debt/capitalization ratio of 55% (as defined).

The aggregate amounts of all long-term debt maturities for the five years following August 31, 2002 are (in thousands): 2003-$631; 2004-$563;
2005-$105,296; 2006-$17; 2007-$50 and thereafter-$100,093.

Interest expense is comprised of the following:


                                           Year ended August 31,
                              -----------------------------------------------
(in thousands)                   2002               2001              2000
--------------                ---------          ---------          ---------
Long-term debt                $  16,499          $  17,532          $  18,419
Commercial paper                    145              7,076              4,816
Notes payable                     2,064              3,000              4,084
                              ---------          ---------          ---------
                              $  18,708          $  27,608          $  27,319
                              =========          =========          =========

Interest of $447,000, $1,111,000, and $808,000 was capitalized in the cost of property, plant and equipment constructed in 2002, 2001, and 2000, respectively. Interest of $18,879,000, $28,704,000, and $27,536,000 was paid in 2002, 2001, and 2000, respectively.

NOTE 5 Financial Instruments, Market and Credit Risk

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

Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments' carrying amounts are considered equivalent to fair value:

    o    Cash and temporary investments

    o    Accounts receivable/payable

    o    Short-term borrowings

    o    Notes receivable/payable

The Company's long-term debt is predominantly publicly held. Fair value was determined by indicated market values.



(in thousands)                         2002                2001
--------------                      ----------          ----------
Long-Term Debt:
   Carrying amount                  $  256,600          $  261,926
   Estimated fair value                259,656             252,531
                                    ==========          ==========

The Company maintains both corporate and divisional credit departments. Limits are set for customers and countries. Credit insurance is used for some of the Company's divisions. Letters of credit issued or confirmed by sound financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required.

In the normal course of its marketing activities, the Company transacts business with substantially all sectors of the metals industry. Customers are internationally dispersed, cover the spectrum of manufacturing and distribution, deal with various types and grades of metal and have a variety of end markets in which they sell. The Company's historical experience in collection of accounts receivable falls within the recorded allowances. Due to these factors, no additional credit risk, beyond amounts provided for collection losses, is believed inherent in the Company's accounts receivable.

The Company's worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company's risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities' prices, and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. The Company designates as hedges for accounting purposes only those contracts which closely match the terms of the underlying transaction. These hedges resulted in substantially no ineffectiveness in the statements of earnings for the years ended August 31, 2002 and 2001. Certain of the foreign currency and all of the commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges. The changes in fair value of these instruments resulted in a

$208 thousand decrease and a $452 thousand increase in cost of goods sold for the years ended August 31, 2002 and 2001, respectively. All of the instruments are highly liquid and none are entered into for trading purposes or speculation.

See footnote 4, Credit Arrangements, regarding the Company's interest rate hedges.

NOTE 6 Income Taxes

The provisions for income taxes include the following:


                                                 Year ended August 31,
                                     ---------------------------------------------
(in thousands)                         2002              2001               2000
--------------                       --------          --------           --------
Current:
     United States                   $ 15,173          $ 13,498           $ 14,731
     Foreign                            1,670                80                573
     State and local                      644             1,863              2,637
                                     --------          --------           --------
                                       17,487            15,441             17,941
Deferred                                5,126              (798)             8,129
                                     --------          --------           --------
                                     $ 22,613          $ 14,643           $ 26,070
                                     ========          ========           ========

During 2002, the Company favorably resolved all issues for its federal income tax returns through 1999. Management has reevaluated the tax accruals resulting in a net decrease of approximately $1,000,000.

Taxes of $11,016,000, $8,691,000 and $26,363,000 were paid in 2002, 2001 and
2000, respectively.

Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The sources and deferred long-term tax liabilities (assets) associated with these differences are:


                                                             August 31,
                                                    ---------------------------
(in thousands)                                        2002               2001
-------------                                       --------           --------
Tax on difference between tax
     and book depreciation                          $ 38,457           $ 33,873
U.S. taxes provided on foreign
     income and foreign taxes                         11,857             11,586
Net operating losses
     (less allowances of $780 and $2,035)               (561)            (1,090)
Alternative minimum tax credit                        (1,713)            (1,713)
Other accruals                                        (9,183)            (6,330)
Other                                                 (6,044)            (5,921)
                                                    --------           --------
Total                                               $ 32,813           $ 30,405
                                                    ========           ========

Current deferred tax assets of $12.3 and $11.0 million at August 31, 2002 and 2001, respectively, were included in other assets on the consolidated balance sheets. These deferred taxes were largely due to different book and tax treatments of various allowances and accruals. No valuation allowances were required at August 31, 2002 or 2001 for the current deferred tax assets.

The Company uses substantially the same depreciable lives for tax and book purposes. Changes in deferred taxes relating to depreciation are mainly attributable to differences in the basis of underlying assets recorded under the purchase method of accounting. As noted above, the Company provides United States taxes on unremitted foreign earnings. Net operating losses consist of $120 million of state net operating losses that expire during the tax years ending from 2006 to 2022. These assets will be reduced as tax expense is recognized in future periods. The $1.7 million alternative minimum tax credit is available indefinitely. The FSC Repeal and Extraterritorial Income Exclusion Act of 2000 replaced the Foreign Sales Corporation (FSC) tax benefits with the "extraterritorial income" exemption (ETI) for fiscal year 2002 and the years thereafter. The ETI exclusion maintains the same level of tax benefit for current FSC users.

The Company's effective tax rates were 35.8% for 2002, 38.1% for 2001 and 36.9% for 2000. Reconciliations of the United States statutory rates to the effective rates are as follows:


                                                      Year ended August 31,
                                            ----------------------------------------
                                            2002              2001              2000
                                            ----              ----              ----
Statutory rate                              35.0%             35.0%             35.0%
State and local taxes                        1.0               3.1               2.3
ETI                                         (1.2)             (1.1)             (0.6)
Other                                        1.0               1.1               0.2
                                            ----              ----              ----
Effective tax rate                          35.8%             38.1%             36.9%
                                            ====              ====              ====

NOTE 7 Capital Stock

On May 20, 2002, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on its common stock. This stock split was effective June 28, 2002 to shareholders of record on June 7, 2002. On June 28, 2002, the Company issued 16,132,583 additional shares of common stock and transferred $17,354,000 from paid-in capital and $63,309,000 from retained earnings to common stock. All applicable share and per share amounts in the accompanying consolidated financial statements have been restated to reflect this stock split. Following the stock split, the Company also instituted a quarterly cash dividend of eight cents per share on the increased number of shares.

STOCK PURCHASE PLAN Almost all employees may participate in the Company's employee stock purchase plan. The Directors have authorized the annual purchase of up to 200 shares per employee at a discount of 25% from the stock's market price. Yearly activity of the stock purchase plan was as follows:


                               2002                2001               2000
                         --------------      --------------      --------------
Shares subscribed               282,780             347,640             330,000
  Price per share        $        12.48      $         9.48      $        11.74
Shares purchased                257,860              74,480             273,980
  Price per share        $         9.48      $        11.74      $         9.75
Shares available                366,446

The Company recorded compensation expense for this plan of $815,000, $291,000 and $890,000 in 2002, 2001 and 2000, respectively.

STOCK OPTION PLANS The 1986 Stock Incentive Plan (1986 Plan) ended November 23, 1996, except for awards outstanding. Under the 1986 Plan, stock options were awarded to full-time salaried employees. The option price was the fair market value of the Company's stock at the date of grant, and the options are exercisable two years from date of grant. The outstanding awards under this Plan are 100% vested and expire through 2006.

The 1996 Long-Term Incentive Plan (1996 Plan) was approved in December 1996. Under the 1996 Plan, stock options, stock appreciation rights, and restricted stock may be awarded to employees. The option price for both the stock options and the stock rights will not be less than the fair market value of the Company's stock at the date of grant. The outstanding awards under the 1996 Plan vest 50% after one year and 50% after two years from date of grant and will expire seven years after grant. The terms of the 1996 Plan resulted in additional authorized shares of 52,126 in 2000, 67,270 in 2001, and 1,073,782 in 2002. In addition, the Company's shareholders authorized an additional 1,000,000 shares during 2002.

In January 2000, the Company's stockholders approved the 1999 Non-Employee Director Stock Option Plan and authorized 400,000 shares to be made available for grant. Under this Plan, each outside director of the Company will receive annually an option to purchase 3,000 shares of the Company's stock. In addition, any outside director may elect to receive all or part of fees otherwise payable in the form of a stock option. The price of these options is the fair market value of the Company's stock at the date of the grant. The options granted automatically vest 50% after one year and 50% after two years from the grant date. Options granted in lieu of fees are immediately vested. All options expire seven years from the date of grant.

Combined share information for the three plans is as follows:


                                                            Weighted
                                                             Average                 Price
                                                            Exercise                 Range
                                       Number                 Price                Per Share
                                     ----------           -------------           ------------
September 1, 1999
     Outstanding                      3,821,522           $       12.98           $ 6.31-14.91
     Exercisable                      3,424,636                   12.78             6.31-14.91
     Granted                            773,800                   15.45            15.44-15.97
     Exercised                         (201,732)                  11.49             6.31-14.91
     Forfeited                          (42,730)                  14.85            12.25-15.44
     Increase authorized                452,126
                                     ----------           -------------           ------------
August 31, 2000
     Outstanding                      4,350,860           $       13.47           $ 6.31-15.97
     Exercisable                      3,559,810                   13.06             6.31-15.44
     Granted                            803,672                   11.71            10.95-13.23
     Exercised                         (320,422)                  10.70             6.31-15.44
     Forfeited                          (99,932)                  13.82            10.99-15.97
     Increase authorized                 67,270
                                     ----------           -------------           ------------
August 31, 2001
     Outstanding                      4,734,178           $       13.36           $ 9.21-15.97
     Exercisable                      3,608,052                   13.47             9.21-15.97
     Granted                            805,380                   17.28            17.17-21.42
     Exercised                       (2,212,903)                  13.13             9.21-15.97
     Forfeited                          (80,920)                  14.00            11.76-17.17
     Increase authorized              2,073,782
                                     ----------           -------------           ------------

August 31, 2002
     Outstanding                      3,245,735           $       14.46           $10.10-21.42
     Exercisable                      2,111,744                   13.94            10.10-18.05
     Authorized
       Shares remaining               1,938,738
                                     ----------           -------------           ------------

Share information for options at August 31, 2002:


                                     Outstanding                                                         Exercisable
----------------------------------------------------------------------------------             ---------------------------------
                                                      Weighted
                                                       Average        Weighted                                       Weighted
    Range of                                          Remaining        Average                                       Average
    Exercise                Number                   Contractual      Exercise                   Number              Exercise
     Price                Outstanding                 Life (Yrs)        Price                  Exercisable             Price
-------------             -----------                -----------     -------------             -----------         -------------
$ 10.10-12.25                 828,579                        4.4     $       11.72                476,224          $       11.70
  13.13-14.91               1,197,768                        2.6             14.13              1,166,462                  14.14
  15.44-21.42               1,219,388                        5.6             16.65                469,058                  15.70
-------------             -----------                -----------     -------------             ----------          -------------
$ 10.10-21.42               3,245,735                        4.2     $       14.46              2,111,744          $       13.94

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

The Black-Scholes option pricing model used requires the following assumptions as of August 31:


                                  2002              2001           2000
                               ----------        ----------     ----------
Risk-free interest rate        4.42%             4.84%          6.34%
Expected life                  5.44 years        4.60 years     4.06 years
Expected volatility            .250              .232           .248
Expected dividend yield         1.7%              1.7%           1.9%

Management believes that the results have limited relevance as characteristics of the Company's options such as nontransferability, forfeiture provisions and long lives are inconsistent with the option model's basic purpose of valuing traded options. For purposes of pro forma earnings disclosures, the assumed compensation expense is amortized over the option's vesting period. The pro forma information includes options granted in preceding years.


                                               2002                2001            2000
                                           ----------          ----------       ----------
Net earnings (in thousands)
     As reported                           $   40,525          $   23,772       $   44,590
     Pro forma                                 38,888              22,577           43,097

Diluted earnings per share
     As reported                           $     1.43          $     0.90       $     1.56
     Pro forma                                   1.37                0.86             1.51

The weighted-average fair value of options granted in 2002, 2001 and 2000 was $4.52, $2.77 and $3.89, respectively.

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

NOTE 8 Employees' Retirement Plans

Substantially all employees of the Company and its subsidiaries are covered by defined contribution profit sharing and savings plans. Company contributions, which are discretionary, to all plans were $14,685,000, $10,611,000, and $18,108,000, for 2002, 2001 and 2000, respectively.

NOTE 9 Postretirement Benefits Other Than Pensions/Postemployment Benefits

The Company has no significant postretirement obligations. The Company's historical costs for postemployment benefits have not been significant and are not expected to be in the future.

NOTE 10 Commitments and Contingencies

Minimum lease commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 2002, are as follows for the fiscal periods specified:


                                                     Real
(in thousands)                     Equipment        Estate
--------------                     ---------      ---------
2003                               $  6,169       $   3,178
2004                                  3,499           1,723
2005                                  2,529           1,245
2006                                  1,749             823
2007 and thereafter                   2,088             983
                                   --------       ---------
                                   $ 16,034       $   7,952
                                   ========       =========

Total rental expense was $11,774,000, $11,483,000 and $10,664,000 in 2002, 2001
and 2000, respectively.

CONSTRUCTION CONTRACT DISPUTES During 2001, the Company increased its litigation accrual (included in accrued expenses and other payables) by $8.3 million due to an adverse judgment from a trial. At August 31, 2002 and 2001, $9.8 million and $9.4 million, respectively, were accrued (including interest). The Company has appealed the judgment.

In another matter, a subsidiary of the Company entered into a fixed price contract with the design/builder general contractor (D/B) to furnish, erect and install structural steel, hollow core pre-cast concrete planks, fireproofing, and certain concrete slabs along with related design and engineering work for the construction of a large hotel and casino complex. In connection with the contract, the D/B secured insurance under a subcontractor/vendor default protection policy which named the Company as an insured in lieu of performance and payment bonds. A large subcontractor to the Company defaulted, and the Company incurred unanticipated costs to complete the work. The Company made a claim against the insurance company for all losses, costs, and expenses incurred or arising from the default. A portion of the claim, $6.6 million, was recorded as a claim receivable in other assets at August 31, 2001. During May 2002, the Company and the insurance company settled litigation filed by the Company following the insurer' refusal to pay the claim. The Company recovered $15 million from the insurance company, which included recovery of the $6.6 million claim receivable, receipt of an additional amount ($7.4 million), the release of the balance of $1 million of previously escrowed funds for payment of certain claims by subcontractors to the Company and, subject to certain contingencies, reimbursement of an additional amount (up to $3 million). The $7.4 million in excess of the claim receivable and escrow amount released was recorded as deferred insurance proceeds (in other long-term liabilities at August 31, 2002) pending final resolution of the Company's disputes with the D/B. The Company has also filed a lawsuit against the insurance broker for insurance benefits not received due to the broker's acts, errors and omissions.

Disputes between the Company and the D/B have been submitted to binding arbitration. Depending upon future rulings in the arbitration, a portion of the Company's recovery from the insurance company may be credited toward the Company's claim against the D/B. The Company has filed a claim for approximately $27 million against the D/B. The claims seeks recovery of unpaid contract receivables, amounts for delay claims and change orders all of which have not been paid by the D/B. At August 31, 2002 and 2001, the Company maintained contract receivables of $7.2 million from the D/B. Such amounts are included within other assets on the accompanying balance sheets. The D/B has not disputed certain amounts owed under the contract, but contends that other deductive items, disputed by the Company, reduce the contract balance by approximately $6.3 million which together with other D/B claims (discussed below) exceed the unpaid contract balance. The Company disputes the deductive items in the D/B's claim and intends to vigorously pursue recovery of the contract balance in addition to all amounts not recovered under insurance program coverage as a result of misrepresentations or omissions of the D/B.

The owner of the Project and the D/B have filed joint claims in the arbitration proceeding against the Company, primarily for alleged delay damages, totaling approximately $144 million which includes alleged delay damages in construction of a retail area adjacent to the Project. Management believes the claims are generally unsubstantiated, and the Company has valid legal defenses against such claims and intends to vigorously defend these claims. Man-agement is unable to determine a range of potential loss related to such claims, and therefore no losses have been accrued; however, it believes the ultimate resolution will not have a material effect on the Company's consolidated financial statements. Due to the uncertainties inherent in the estimating process, it is at least reasonably possible that a change in the Company's estimate of its collection of amounts receivable and possible liability could occur in the near term.

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

NOTE 11 Earnings Per Share

In calculating earnings per share, there were no adjustments to net earnings to arrive at income for any years presented. The stock options granted June 7, 2002, with total outstanding share commitments of 10,000 at year end, are antidilutive.


                                                             August 31,
                                        --------------------------------------------------
                                           2002                2001                2000
                                        ----------          ----------          ----------
Shares outstanding
     for basic
     earnings per share                 27,377,083          26,059,122          28,036,052

Effect of dilutive securities:
     Stock options/
     purchase plans                        898,208             261,866             464,118
                                        ----------          ----------          ----------
Shares outstanding for
     diluted earnings
     per share                          28,275,291          26,320,988          28,500,170
                                        ==========          ==========          ==========

NOTE 12 Accrued Expenses and Other Payables


                                               August 31,
                                         ---------------------
(in thousands)                             2002         2001
--------------                           --------     --------
Salaries, wages and commissions          $ 31,544     $ 30,844
Litigation accruals                        16,416       16,048
Employees' retirement plans                15,086       11,749
Insurance                                  12,987       10,401
Taxes other than income taxes               9,470       10,359
Advance billings on contracts               7,855       15,621
Freight                                     5,980        4,467
Environmental                               3,437        2,675
Accrual for contract losses                 2,506        3,278
Interest                                    1,901        2,491
Contributions                               1,788          935
Other                                      24,661       25,027
                                         --------     --------
                                         $133,631     $133,895
                                         ========     ========

NOTE 13 Business Segments

The Company's reportable segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.

The Company has three reportable segments consisting of manufacturing, recycling, and marketing and distribution. Manufacturing consists of the CMC steel group's minimills, steel and joist fabrication operations, fence post manufacturing plants, heat treating, railcar rebuilding and concrete-related products, as well as Howell Metal Company's copper tube manufacturing facility. The manufacturing segment's business operates primarily in the southern and western United States. Recycling consists of the Secondary Metals Processing Division's scrap processing and sales operations primarily in Texas, Florida and the southern United States. Marketing and distribution includes both domestic and international operations for the sales and distribution of both ferrous and nonferrous metals and other industrial products. The segment's activities consist only of physical transactions and not speculation.

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

The following presents information regarding the Company's domestic operations and operations outside of the United States:


                                          External Net Sales for the
                                             Year ended August 31,
                              --------------------------------------------------
(in thousands)                    2002               2001                2000
--------------                ----------          ----------          ----------
United States                 $1,670,497          $1,685,981          $1,782,189
Non United States                776,280             755,235             879,231
                              ----------          ----------          ----------
Total                         $2,446,777          $2,441,216          $2,661,420
                              ==========          ==========          ==========



                                                 Long-Lived Assets
                                                 as of August 31,
                                    --------------------------------------------
(in thousands)                        2002              2001               2000
--------------                      --------          --------          --------
United States                       $421,432          $449,056          $457,204
Non United States                     14,492             9,812            10,483
                                    --------          --------          --------
Total                               $435,924          $458,868          $467,687
                                    ========          ========          ========


Summarized data for the Company's international operations located outside of the United States (principally in Europe, Australia and the Far East) are as follows:


                                                Year ended August 31,
                                    --------------------------------------------
(in thousands)                        2002              2001              2000
--------------                      --------          --------          --------
Net sales-unaffiliated
customers                           $378,745          $266,609          $343,805
                                    ========          ========          ========
Operating profit                       8,065             1,958             5,597
                                    ========          ========          ========
Total assets                         124,870            83,743            68,556
                                    ========          ========          ========

The following is a summary of certain financial information by reportable segment:



                                                                                                     Adjustments
                                                                        Marketing                       and
2002 (dollars in thousands)           Manufacturing    Recycling    and Distribution   Corporate     Eliminations   Consolidated
---------------------------           -------------   ----------    ----------------  ----------     ------------   ------------
Net sales-unaffiliated customers       $1,329,159     $  354,387       $  762,584     $      647      $       --     $2,446,777
Intersegment sales                          3,587         23,667           14,428             --         (41,682)            --
                                       ----------     ----------       ----------     ----------      ----------     ----------
  Net sales                             1,332,746        378,054          777,012            647         (41,682)     2,446,777
                                       ==========     ==========       ==========     ==========      ==========     ==========
Operating profit (loss)                    71,447          5,098           14,196         (8,102)             --         82,639
                                       ==========     ==========       ==========     ==========      ==========     ==========
Profit (loss) before
    income taxes                           70,765          4,928           11,854        (24,409)             --         63,138
                                       ==========     ==========       ==========     ==========      ==========     ==========
Interest expense                            3,949          1,011            1,050         13,145            (447)        18,708
                                       ==========     ==========       ==========     ==========      ==========     ==========
Capital expenditures                       39,046          4,723            9,323            965              --         54,057
                                       ==========     ==========       ==========     ==========      ==========     ==========
Depreciation and
    amortization                           49,538          9,650            1,609            782              --         61,579
                                       ==========     ==========       ==========     ==========      ==========     ==========
Total assets                              720,450         98,847          262,111        148,668              --      1,230,076
                                       ==========     ==========       ==========     ==========      ==========     ==========
Operating profit return
    on net assets                            12.8%           6.7%            14.9%            --              --           10.4%
                                       ==========     ==========       ==========     ==========      ==========     ==========

2001 (dollars in thousands)
---------------------------

Net sales-unaffiliated customers       $1,315,700     $  371,298       $  752,723     $    1,495      $       --     $2,441,216
Intersegment sales                          5,375         22,539           18,433             --         (46,347)            --
                                       ----------     ----------       ----------     ----------      ----------     ----------
  Net sales                             1,321,075        393,837          771,156          1,495         (46,347)     2,441,216
                                       ==========     ==========       ==========     ==========      ==========     ==========
Operating profit (loss)                    56,700         (2,324)           7,833          4,790              --         66,999
                                       ==========     ==========       ==========     ==========      ==========     ==========
Profit (loss) before
    income taxes                           55,976         (2,482)           5,751        (20,830)             --         38,415
                                       ==========     ==========       ==========     ==========      ==========     ==========
Interest expense                           10,585          2,165            1,332         14,637          (1,111)        27,608
                                       ==========     ==========       ==========     ==========      ==========     ==========
Capital expenditures                       45,979          5,587            1,208            248              --         53,022
                                       ==========     ==========       ==========     ==========      ==========     ==========
Depreciation and
    amortization                           54,402         11,005            1,124            741              --         67,272
                                       ==========     ==========       ==========     ==========      ==========     ==========
Total assets                              739,625         93,268          188,405         60,373              --      1,081,671
                                       ==========     ==========       ==========     ==========      ==========     ==========
Operating profit return
    on net assets                             9.6%            --              5.7%            --              --            8.0%
                                       ==========     ==========       ==========     ==========      ==========     ==========

2000 (dollars in thousands)
---------------------------

Net sales-unaffiliated customers       $1,348,994     $  432,115       $  881,238     $     (927)     $       --     $2,661,420
Intersegment sales                          7,732         30,496           22,055             --         (60,283)            --
                                       ----------     ----------       ----------     ----------      ----------     ----------
  Net sales                             1,356,726        462,611          903,293           (927)        (60,283)     2,661,420
                                       ==========     ==========       ==========     ==========      ==========     ==========
Operating profit                           72,135          5,841           19,244            758              --         97,978
                                       ==========     ==========       ==========     ==========      ==========     ==========
Profit (loss) before
    income taxes                           71,930          5,806           17,017        (24,093)             --         70,660
                                       ==========     ==========       ==========     ==========      ==========     ==========
Interest expense                           11,007          2,811            1,741         12,568            (808)        27,319
                                       ==========     ==========       ==========     ==========      ==========     ==========
Capital expenditures                       61,538          6,220            1,260            609              --         69,627
                                       ==========     ==========       ==========     ==========      ==========     ==========
Depreciation and
    amortization                           52,688         12,152            1,061            682              --         66,583
                                       ==========     ==========       ==========     ==========      ==========     ==========
Total assets                              769,536        115,532          242,568         42,456              --      1,170,092
                                       ==========     ==========       ==========     ==========      ==========     ==========
Operating profit return
    on net assets                            12.7%           6.2%            14.9%            --              --           12.4%
                                       ==========     ==========       ==========     ==========      ==========     ==========

NOTE 14 Restatement of Prior Periods


In August 2002, the Company uncovered a theft and accounting fraud which had occurred over four years at a rebar fabrication facility in South Carolina. The total adjustment required to restate the accounting records to their proper balances was $2.7 million pre-tax. In a second, unrelated incident, the Company discovered accounting errors related to losses on rebar fabrication and placement jobs at one facility in California, some of which dated from the acquisition of the facility in May 2000. The resulting charge was $1.9 million pre-tax. The South Carolina incident resulted in a $900 thousand pre-tax expense in fiscal 2002. The remaining $3.7 million pre-tax for both instances was attributed $885 thousand in 2001, $2.6 million in 2000 and $227 thousand in 1999. All reported periods have been restated. The effects of the restatement were as follows:


                                                    2001                                    2000
                                      -------------------------------         -------------------------------
                                      As Previously            As             As Previously            As
($ in thousands, except per share)      Reported            Restated            Reported            Restated
----------------------------------    -------------        ----------         -------------        ----------
At August 31:
Cash                                   $   33,289          $   32,921          $   20,067          $   20,057
Accounts receivable                       204,032             202,095             354,045             352,203
Inventories                               236,679             223,859             277,455             270,368
Total assets                            1,084,800           1,081,671           1,172,862           1,170,092
Accounts payable                          201,292             201,114             194,538             194,205
Other payables and
     accrued expenses                     133,464             133,895             142,680             142,732
Income taxes payable                        1,105                  --                 678                  --
Retained earnings                         424,688             422,309             407,128             405,317
Total stockholders' equity                435,473             433,094             420,616             418,805

For the year ended August 31:
Selling, general and
     administrative
     expenses                          $  211,539          $  212,424          $  208,808          $  211,403
Earnings before
     income taxes                          39,300              38,415              73,255              70,660
Net earnings                               24,340              23,772              46,255              44,590
Basic EPS                                    0.93                0.91                1.65                1.59
Diluted EPS                                  0.92                0.90                1.62                1.56

In addition to the above, beginning retained earnings as of September 1, 1999 was reduced by $146 thousand.

NOTE 15 Quarterly Financial Data (Unaudited)


Summarized quarterly financial data for fiscal 2002, 2001 and 2000 are as follows (in thousands except per share data):


                                               Three Months Ended 2002
                    ----------------------------------------------------------------------------------
                    As Previously          As
                      Reported          Restated
                       Nov. 30           Nov. 30           Feb. 28           May 31            Aug. 31
                    -------------       --------          --------          --------          --------
Net sales             $564,880          $564,880          $566,419          $642,908          $672,570
Gross profit            78,095            78,095            74,872            92,116            72,316
Net earnings             8,832             8,482             6,572            16,433             9,038
Basic EPS                 0.34              0.32              0.24              0.59              0.32
Diluted EPS               0.33              0.32              0.24              0.56              0.31


                                                                 Three Months Ended 2001
                      -------------------------------------------------------------------------------------------------------------
                      As Previously       As     As Previously       As      As Previously       As       As Previously       As
                        Reported      Restated      Reported      Restated      Reported      Restated       Reported      Restated
                         Nov. 30       Nov. 30      Feb. 28        Feb. 28       May 31        May 31        Aug. 31       Aug. 31
                      -------------   ---------  -------------    --------   -------------    --------    -------------    --------
Net sales              $ 594,540      $ 594,540     $578,330      $578,330      $622,090      $622,090       $646,256      $646,256
Gross profit              70,844         70,844       58,253        58,253        82,893        82,893         85,326        85,326
Net earnings (loss)       (2,233)        (2,421)       1,662         1,590        10,721        10,569         14,190        14,034
Basic EPS (loss)           (0.09)         (0.09)        0.06          0.06          0.41          0.41           0.54          0.54
Diluted EPS (loss)         (0.09)         (0.09)        0.06          0.06          0.41          0.40           0.53          0.53


                                                               Three Months Ended 2001
                      -------------------------------------------------------------------------------------------------------------
                      As Previously       As     As Previously       As      As Previously       As       As Previously       As
                        Reported      Restated      Reported      Restated      Reported      Restated       Reported      Restated
                         Nov. 30       Nov. 30      Feb. 28        Feb. 28       May 31        May 31        Aug. 31       Aug. 31
                      -------------   ---------  -------------    ---------  -------------    ---------   -------------    --------
Net sales             $ 612,427       $ 612,427    $ 637,624      $ 637,624   $ 701,209       $ 701,209     $ 710,160      $710,160
Gross profit             77,434          77,434       79,132         79,132      87,076          87,076        83,848        83,848
Net earnings             10,233           9,972       10,358         10,317      12,961          12,453        12,703        11,848
Basic EPS                  0.36            0.35         0.36           0.36        0.46            0.45          0.47          0.44
Diluted EPS                0.35            0.34         0.35           0.35        0.46            0.44          0.47          0.44

The quantities and costs used in calculating cost of goods sold on a quarterly basis include estimates of the annual LIFO effect. The actual effect cannot be known until the year end physical inventory is completed and quantity and price indices are developed. The quarterly cost of goods sold above includes such estimates. The final determination of inventory quantities and prices resulted in $1.1 million after-tax expense in the fourth quarter 2002. Fourth quarter 2001 net earnings were not significantly impacted. Fourth quarter 2000 net earnings decreased $1.2 million after the final determination of quantities and prices was made.

In recording accruals for workers' compensation expense, management relies on prior years' experience and information from third party administrators in making estimates. Results at the end of fiscal year 2002, 2001 and 2000 indicated a decline in the number of claims resulting in a $1.0 million, $2.1 million and $2.6 million reduction, respectively, in the accrual during the fourth quarters.

Following a revised Court ruling, the Company reduced its litigation accrual by $2.5 million during the fourth quarter 2001 (see note 10).

INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Commercial Metals Company
Dallas, Texas



We have audited the consolidated balance sheets of Commercial Metals Company and subsidiaries at August 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14, the accompanying 2001 and 2000 financial statements have been restated.


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
November 22, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reportable event took place.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Some of the information required in response to this item with regard to directors is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of shareholders to be held January 23, 2003, which will be filed no later than 120 days after the close of our fiscal year. The following is a listing of employees we believe to be our "Executive Officers" as of November 11, 2002, as defined under Rule 3b-7 of the Securities Exchange Act of 1934:


Name                               Current Title & Position                            Age      Officer Since
----                               ------------------------                            ---      -------------
Louis A. Federle                   Treasurer                                            54       1979

Hugh M. Ghormley                   Vice President and                                   73       1981
                                   CMC Steel Group - President
                                   Fabrication Plants

Harry J. Heinkele                  Vice President and Secondary Metals                  70       1981
                                   Processing Division - President

A. Leo Howell                      Vice President and                                   81       1977
                                   Howell Metal Company - President;
                                   Director

Binh K. Huynh                      Vice President and                                   51       2002
                                   CMC Steel Group - Executive Vice President

William B. Larson                  Vice President and                                   49       1995
                                   Chief Financial Officer

Murray R. McClean                  Vice President and Marketing and                     54       1995
                                   Distribution Segment - President

Malinda G. Passmore                Controller                                           43       1999

Stanley A. Rabin                   Chairman of the Board,                               64       1974
                                   President and Chief Executive
                                   Officer; Director

Russell B. Rinn                    Vice President and                                   45       2002
                                   CMC Steel Group - West President

Clyde P. Selig                     Vice President and                                   70       1981
                                   CMC Steel Group - President
                                   and Chief Executive Officer; Director

Jeffrey H. Selig                   Vice President and                                   47       2002
                                   CMC Steel Group - East President

David M. Sudbury                   Vice President, Secretary and                        57       1976
                                   General Counsel

    Our board of directors, or a subsidiary, usually employs the executive officers at its first meeting after our annual stockholders meeting. Our executive officers continue to serve for terms set from time to time by the board of directors in its discretion.

    We have employed all of our executive officers in the positions indicated above or in positions of similar responsibility for more than five years, except for Ms. Passmore. We employed Ms. Passmore in April 1999 as Controller. From January 1998 until April 1999, she was President and CEO of System Health Providers, Inc., and its Chief Financial Officer from January 1997 until January 1998. Prior to 1997, Ms. Passmore was a consultant and employed as Executive Director of Financial Services and Controller with Kaiser Foundation Health Plan of Texas from 1991 to September 1996. Mr. Federle became our Treasurer in April 1999. Mr. Federle has been employed with us since 1977 and our Assistant Treasurer since 1979. In June 1991, we employed Mr. Larson as our Assistant Controller. In March 1995, we named Mr. Larson as our Controller, and in April 1999, he was elected Vice President and Chief Financial Officer. As of September 1, 1999, we elected Mr. McClean to the newly created position of President of the Marketing and Distribution Segment. Mr. McClean has been employed with us since 1985 and President of the International Division of the Marketing and Distribution segment since 1993. In March 1999, Mr. Rabin was elected to the additional position of Chairman of the Board. In June 2002, Marvin Selig, brother of Clyde P. Selig retired as CMC Steel Group Chief Executive Officer and Clyde P. Selig was named Chief Executive Officer of the CMC Steel Group in addition to his existing duties as CMC Steel Group President. Jeffrey H. Selig is Clyde P. Selig's nephew and the son of Marvin Selig.. There are no other family relationships among our officers or among the executive officers and directors.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required in response to this Item 11 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of shareholders to be held January 23, 2003. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required in response to this Item 12 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of shareholders to be held January 23, 2003. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    To the extent applicable, information required in response to this Item 13 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of shareholders to be held January 23, 2003. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.

ITEM 14.  CONTROLS AND PROCEDURES

        (a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

        (b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     3. The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K:

         (3)(i)      -      Restated Certificate of Incorporation (Filed as
                            Exhibit (3)(i) to Commercial Metals' Form 10-K for
                            the fiscal year ended August 31, 1993 and
                            incorporated herein by reference).

         (3)(i)a     -      Certificate of Amendment of Restated Certificate of
                            Incorporation dated February 1, 1994 (Filed as
                            Exhibit 3(i)a to Commercial Metals' Form 10-K for
                            the fiscal year ended August 31, 1995, and
                            incorporated herein by reference).

         (3)(i)b     -      Certificate of Amendment of Restated Certificate of
                            Incorporation dated February 17, 1995 (Filed as
                            Exhibit 3(i)b to Commercial Metals' Form 10-K for
                            the fiscal year ended August 31, 1995, and
                            incorporated herein by reference).

         (3)(i)c     -      Certificate of Designation, Preferences and Rights
                            of Series A Preferred Stock (Filed as Exhibit 2 to
                            Commercial Metals' Form 8-A filed August 3, 1999 and
                            incorporated herein by reference).

         (3)(ii)     -      By-Laws (Filed as Exhibit (3)(ii) to Commercial
                            Metals' Form 10-K for the fiscal year ended August
                            31, 1993 and incorporated herein by reference).

         (4)(i)a     -      Indenture between Commercial Metals and Chase
                            Manhattan Bank dated as of July 31, 1995 (Filed as
                            Exhibit 4.1 to Commercial Metals' Registration
                            Statement No. 33-60809 on July 18, 1995 and
                            incorporated herein by reference).

         (4)(i)b     -      Rights Agreement dated July 28, 1999 by and between
                            Commercial Metals and ChaseMellon Shareholder
                            Services, LLC, as Rights Agent (Filed as Exhibit 1
                            to Commercial Metals' Form 8-A filed August 3, 1999
                            and incorporated herein by reference).

         (10)(i)a    -      Purchase and Sale Agreement dated June 20, 2001,
                            between various entities listed on Schedule 1 as
                            Originators and CMC Receivables, Inc. (Filed as
                            Exhibit (10)(a) to Commercial Metals' Form 10-Q for
                            the period ended May 31, 2001, and incorporated
                            herein by reference).

         (10)(i)b    -      Receivables Purchase Agreement dated June 20, 2001,
                            among CMC Receivables, Inc., as Seller, Three Rivers
                            Funding Corporation, as Buyer, and Commercial Metals
                            Company as Servicer (Filed as Exhibit (10)(b) to
                            Commercial Metals' Form 10-Q for the period ended
                            May 31, 2001, and incorporated herein by reference).

         (10)(i)c    -      $45,000,000 3 Year Revolving Credit Agreement dated
                            as of August 15, 2001 (Filed as Exhibit (10)(i)c to
                            Commercial Metals' Form 10-K for the fiscal year
                            ended August 31, 2001, and incorporated hereby by
                            reference).

         (10)(i)d    -      $129,500,000 Amended and Restated 364-Day Revolving
                            Credit Agreement dated as of
                            August 8, 2002......................................          E1 - E68

         (10)(iii)a  -      Employment Agreement of Murray R. McClean as amended
                            through October 2, 2000 (Filed as Exhibit (10)(iii)
                            to Commercial Metals' Form 10-K for the fiscal year
                            ended August 31, 2000, and Incorporated herein by
                            reference).

         (10)(iii)b  -      Amendment to Employment Agreement of Murray R.
                            McClean dated March 28, 2001, (Filed as Exhibit
                            (10)(iii)b to Commercial Metals' Form 10-K for the
                            fiscal year ended August 31, 2001, and incorporated
                            herein by reference).

         (10)(iii)c  -      Key Employee Long-Term Performance Plan description
                            (Filed as Exhibit (10)(iii)c to Commercial Metals'
                            Form 10-K for the fiscal year ended August 31, 2001,
                            and incorporated hereby by reference).

         (10)(iii)d  -      Key Employee Annual Incentive Plan description
                            (Filed as Exhibit (10)(iii)d to Commercial Metals'
                            Form 10-K for the fiscal year ended August 31, 2001,
                            and incorporated hereby by reference).

         (10)(iii)e  -      Employment and Consulting Agreement of Marvin Selig
                            dated as of June 7, 2002............................            E69-72

         (21)               Subsidiaries of Registrant..........................               E73

         (23)               Independent Auditors' consent to incorporation by
                            reference of report dated November 22, 2002,
                            accompanying the consolidated financial statements
                            of Commercial Metals Company and subsidiaries for
                            the year ended August 31, 2002, into previously
                            filed Registration Statements No. 033-61073, No.
                            033-61075, 333-27967 and 333-42648 on Form S-8 and
                            Registration Statements No. 33-60809 and 333-61379
                            on Form S-3.........................................               E74

          99.1              Certification of Stanley A. Rabin, Chairman of the
                            Board, President and Chief Executive Officer of
                            Commercial Metals Company, under Section 906 of the
                            Sarbanes-Oxley Act of 2002..........................               E75

          99.2              Certification of William B. Larson, Vice President
                            and Chief Financial Officer of Commercial Metals
                            Company, under Section 906 of the Sarbanes-Oxley Act
                            of 2002.............................................               E76

          A Form 8-K was filed on June 13, 2002, under Item 5, announcing Marvin Selig's retirement effective August 31, 2002 and his resignation from our board of directors. We also announced Clyde Selig's election as a director to fill the vacancy created by Marvin Selig's resignation and Clyde Selig's appointment as President and Chief Executive Officer of the CMC Steel Group.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMMERCIAL METALS COMPANY

                                         /s/ STANLEY A. RABIN
                                         -------------------------------------
                                         By:  Stanley A. Rabin
                                              Chairman of the Board, President
                                              and Chief Executive Officer

                                              Date: November 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ STANLEY A. RABIN                      /s/ MOSES FELDMAN
-----------------------------------       --------------------------------------
Stanley A. Rabin, November 26, 2002       Moses Feldman, November 26, 2002
Chairman of the Board, President          Director
and Chief Executive Officer


/s/ A. LEO HOWELL                         /s/ RALPH E. LOEWENBERG
--------------------------------          --------------------------------------
A. Leo Howell, November 26, 2002          Ralph E. Loewenberg, November 26, 2002
Director                                  Director


/s/ ANTHONY A. MASSARO                    /s/ ROBERT D. NEARY
-------------------------------------     --------------------------------------
Anthony A. Massaro, November 26, 2002     Robert D. Neary, November 26, 2002
Director                                  Director


/s/ DOROTHY G. OWEN                       /s/ CLYDE P. SELIG
-------------------------------------     --------------------------------------
Dorothy G. Owen, November 26, 2002        Clyde P. Selig, November 26, 2002
Director                                  Director


/s/ ROBERT R. WOMACK                      /s/ WILLIAM B. LARSON
-----------------------------------       --------------------------------------
Robert R. Womack, November 26, 2002       William B. Larson, November 26, 2002
Director                                  Vice President and
                                          Chief Financial Officer


/s/ MALINDA G. PASSMORE
--------------------------------------
Malinda G. Passmore, November 26, 2002
Controller

                                  CERTIFICATION

I, Stanley A. Rabin, certify that:

1.       I have reviewed this annual report on Form 10-K of Commercial Metals
         Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

                                            /s/ Stanley A. Rabin
                                        ------------------------------------
                                        Stanley A. Rabin
                                        Chairman of the Board, President and
                                        Chief Executive Officer

                                  CERTIFICATION

I, William B. Larson, certify that:

1.       I have reviewed this annual report on Form 10-K of Commercial Metals
         Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

                                              /s/ William B. Larson
                                             ------------------------
                                             William B. Larson
                                             Vice President and
                                             Chief Financial Officer

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders of
Commercial Metals Company
Dallas, Texas

We have audited the consolidated financial statements of Commercial Metals Company and subsidiaries as of August 31, 2002 and 2001, and for each of the three years in the period ended August 31, 2002, and have issued our report thereon dated November 22, 2002; such financial statements and report are included in Item 8 herein. Our audits also included the consolidated financial statement schedule of Commercial Metals Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in footnote 14, the 2001 and 2000 financial statements have been restated.


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
November 22, 2002

                                  SCHEDULE VIII


                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                   ----------

                        VALUATION AND QUALIFYING ACCOUNTS

                                   ----------

                   YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

                                   ----------

                                 (In thousands)


Allowance for collection
losses deducted from notes
and accounts receivable:


                                Charged to        Charged          Deductions
              Balance,          profit and        to other            from            Balance
             beginning           loss or          accounts          reserves            end
Year          of year            income             (A)              (B)              of year
----         ---------          --------          --------         ----------         --------
2000           7,714               948              567              1,361             7,868

2001           7,868             4,371              264              4,545             7,958

2002           7,958             3,985              591              3,657             8,877

(A)  Recoveries of accounts written off and acquired allowance.

(B)  Write-off of uncollectible accounts.

                                INDEX TO EXHIBITS



EXHIBIT
  NO.                 DESCRIPTION
-------               -----------
   (3)(i)      -      Restated Certificate of Incorporation (Filed as Exhibit
                      (3)(i) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by
                      reference).

   (3)(i)a     -      Certificate of Amendment of Restated Certificate of
                      Incorporation dated February 1, 1994 (Filed as Exhibit
                      3(i)a to Commercial Metals' Form 10-K for the fiscal year
                      ended August 31, 1995, and incorporated herein by
                      reference).

   (3)(i)b     -      Certificate of Amendment of Restated Certificate of
                      Incorporation dated February 17, 1995 (Filed as Exhibit
                      3(i)b to Commercial Metals' Form 10-K for the fiscal year
                      ended August 31, 1995, and incorporated herein by
                      reference).

   (3)(i)c     -      Certificate of Designation, Preferences and Rights of
                      Series A Preferred Stock (Filed as Exhibit 2 to Commercial
                      Metals' Form 8-A filed August 3, 1999 and incorporated
                      herein by reference).

   (3)(ii)     -      By-Laws (Filed as Exhibit (3)(ii) to Commercial Metals'
                      Form 10-K for the fiscal year ended August 31, 1993 and
                      incorporated herein by reference).

   (4)(i)a     -      Indenture between Commercial Metals and Chase Manhattan
                      Bank dated as of July 31, 1995 (Filed as Exhibit 4.1 to
                      Commercial Metals' Registration Statement No. 33-60809 on
                      July 18, 1995 and incorporated herein by reference).

   (4)(i)b     -      Rights Agreement dated July 28, 1999 by and between
                      Commercial Metals and ChaseMellon Shareholder Services,
                      LLC, as Rights Agent (Filed as Exhibit 1 to Commercial
                      Metals' Form 8-A filed August 3, 1999 and incorporated
                      herein by reference).


   (10)(i)a    -      Purchase and Sale Agreement dated June 20, 2001, between
                      various entities listed on Schedule 1 as Originators and
                      CMC Receivables, Inc. (Filed as Exhibit (10)(a) to
                      Commercial Metals' Form 10-Q for the period ended May 31,
                      2001, and incorporated herein by reference).

   (10)(i)b    -      Receivables Purchase Agreement dated June 20, 2001, among
                      CMC Receivables, Inc., as Seller, Three Rivers Funding
                      Corporation, as Buyer, and Commercial Metals Company as
                      Servicer (Filed as Exhibit (10)(b) to Commercial Metals'
                      Form 10-Q for the period ended May 31, 2001, and
                      incorporated herein by reference).

   (10)(i)c    -      $45,000,000 3 Year Revolving Credit Agreement dated as of
                      August 15, 2001 (Filed as Exhibit (10)(i)c to Commercial
                      Metals' Form 10-K for the fiscal year ended August 31,
                      2001, and incorporated hereby by reference).

   (10)(i)d    -      $129,500,000 Amended and Restated 364-Day Revolving Credit
                      Agreement dated as of August 8, 2002 ......................  E1 - E68

   (10)(iii)a  -      Employment Agreement of Murray R. McClean as amended
                      through October 2, 2000 (Filed as Exhibit (10)(iii) to
                      Commercial Metals' Form 10-K for the fiscal year ended
                      August 31, 2000, and Incorporated herein by reference).

   (10)(iii)b  -      Amendment to Employment Agreement of Murray R. McClean
                      dated March 28, 2001, (Filed as Exhibit (10)(iii)b to
                      Commercial Metals' Form 10-K for the fiscal year ended
                      August 31, 2001, and incorporated herein by reference).

   (10)(iii)c  -      Key Employee Long-Term Performance Plan description (Filed as Exhibit (10)(iii)c to Commercial Metals' Form 10-K for
                      the fiscal year ended August 31, 2001, and incorporated
                      hereby by reference).

   (10)(iii)d  -      Key Employee Annual Incentive Plan description (Filed as
                      Exhibit (10)(iii)d to Commercial Metals' Form 10-K for the
                      fiscal year ended August 31, 2001, and incorporated hereby by reference).

   (10)(iii)e  -      Employment and Consulting Agreement of Marvin Selig dated
                      as of June 7, 2002.........................................  E69-72

   (21)               Subsidiaries of Registrant.................................  E73

   (23)               Independent Auditors' consent to incorporation by
                      reference of report dated November 22, 2002, accompanying
                      the consolidated financial statements of Commercial Metals
                      Company and subsidiaries for the year ended August 31,
                      2002, into previously filed Registration Statements No.
                      033-61073, No. 033-61075, 333-27967 and 333-42648 on Form
                      S-8 and Registration Statements No. 33-60809 and 333-61379
                      on Form S-3................................................  E74


    99.1              Certification of Stanley A. Rabin, Chairman of the
                      Board, President and Chief Executive Officer of
                      Commercial Metals Company, under Section 906 of the
                      Sarbanes-Oxley Act of
                      2002.......................................................           E75

    99.2              Certification of William B. Larson, Vice President
                      and Chief Financial Officer of Commercial Metals
                      Company, under Section 906 of the Sarbanes-Oxley Act
                      of 2002....................................................           E76
