Form 10-Q
period 2002-11-30
COMMERCIAL METALS CO
filed 2003-01-13
CIK 22444

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

For Quarter ended November 30, 2002
Commission File Number 1-4304

                            COMMERCIAL METALS COMPANY
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

          Delaware                                     75-0725338
---------------------------                      ------------------------
(State or other Jurisdiction of                      (I.R.S. Employer
incorporation of organization)                     Identification Number)

                              7800 Stemmons Freeway
                               Dallas, Texas 75247
                       -----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

As of January 3, 2003 there were 28,328,357 shares of the Company's common stock issued and outstanding excluding 3,936,809 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                                         PAGE NO.
                                                                                         --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -
                  November 30, 2002 and August 31, 2002                                       2-3


           Consolidated Condensed Statements of Earnings -
                  Three months ended November 30, 2002 and 2001                                 4


           Consolidated Condensed Statements of Cash Flows -
                  Three months ended November 30, 2002 and 2001                                 5


           Consolidated Condensed Statement of Stockholders' Equity -
                  Three months ended November 30, 2002                                          6


           Notes to Consolidated Condensed Financial Statements                            7 - 10


Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                         11 - 18

Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                                                  19

Item 4.    Controls and Procedures                                                             20


PART II - OTHER INFORMATION                                                                    21



SIGNATURES                                                                                     22

SECTION 302 CERTIFICATIONS                                                                23 - 24

ITEM 1 - FINANCIAL STATEMENTS

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

                                     ASSETS

                        (In thousands except share data)

                                                          November 30,         August 31,
                                                              2002                2002
                                                         --------------      --------------

CURRENT ASSETS:
  Cash                                                   $       25,201      $       33,245
  Temporary investments                                          34,498              91,068
  Accounts receivable (less allowance for
    collection losses of $5,861 and $5,958)                     208,153             207,844
  Notes receivable from affiliate                               141,693             143,041
  Inventories                                                   293,577             268,040
  Other                                                          54,920              50,914
                                                         --------------      --------------
                                TOTAL CURRENT ASSETS            758,042             794,152

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                          31,668              29,099
   Buildings                                                    119,661             119,592
   Equipment                                                    731,546             727,650
   Leasehold improvements                                        34,807              34,637
   Construction in process                                       13,573              10,801
                                                         --------------      --------------
                                                                931,255             921,779
   Less accumulated depreciation
    and amortization                                           (558,445)           (543,624)
                                                         --------------      --------------
                                                                372,810             378,155

OTHER ASSETS                                                     55,797              57,769
                                                         --------------      --------------
                                                         $    1,186,649      $    1,230,076
                                                         ==============      ==============

           See notes to consolidated condensed financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                        November 30,        August 31,
                                                           2002                2002
                                                      --------------      --------------

CURRENT LIABILITIES:
  Short-term borrowings                               $           --      $           --
  Accounts payable                                           265,605             275,209
  Accrued expenses and other payables                         99,342             133,631
  Income taxes payable                                         4,925               5,676
  Current maturities of long-term debt                           621                 631
                                                      --------------      --------------

                      TOTAL CURRENT LIABILITIES              370,493             415,147

DEFERRED INCOME TAXES                                         32,914              32,813

OTHER LONG-TERM LIABILITIES                                   27,069              24,841

LONG-TERM DEBT                                               256,189             255,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
     Preferred stock                                              --                  --
     Common stock, par value $5.00 per share:
       Authorized 40,000,000 shares; issued
           32,265,166 shares;
            outstanding 28,420,735 and 28,518,453
            shares                                           161,326             161,326
  Additional paid-in capital                                     170                 170
  Accumulated other comprehensive loss                        (1,122)             (1,458)
  Retained earnings                                          391,928             392,004
                                                      --------------      --------------
                                                             552,302             552,042
       Less treasury stock,
           3,844,431 and 3,746,713 shares at cost            (52,318)            (50,736)
                                                      --------------      --------------
                                                             499,984             501,306
                                                      --------------      --------------
                                                      $    1,186,649      $    1,230,076
                                                      ==============      ==============

           See notes to consolidated condensed financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                        (In thousands except share data)
                                   (Unaudited)

                                                         Three months ended
                                                             November 30,
                                                    -----------------------------
                                                                     As restated,
                                                                      See Note J
                                                        2002             2001
                                                    ------------     ------------

NET SALES                                           $    629,059     $    564,880

COSTS AND EXPENSES:
   Cost of goods sold                                    567,999          486,785

   Selling, general and administrative expenses           50,271           55,627

   Employees' retirement plans                             2,955            3,807

   Interest expense                                        4,335            4,961
                                                    ------------     ------------
                                                         625,560          551,180
                                                    ------------     ------------
EARNINGS BEFORE INCOME TAXES                               3,499           13,700

INCOME TAXES                                               1,294            5,218
                                                    ------------     ------------
NET EARNINGS                                        $      2,205     $      8,482
                                                    ============     ============
Basic earnings per share                            $       0.08     $       0.32

Diluted earnings per share                          $       0.08     $       0.32

Cash dividends per share                            $       0.08     $      0.065

Average basic shares outstanding                      28,486,578       26,207,026

Average diluted shares outstanding                    28,963,733       26,648,662




           See notes to consolidated condensed financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Three months ended
                                                                                        November 30,
                                                                                ------------------------------
                                                                                                  As restated,
                                                                                                   see Note J
                                                                                    2002              2001
                                                                                ------------      ------------

CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
   Net earnings                                                                 $      2,205      $      8,482
   Adjustments to earnings not requiring cash:
      Depreciation and amortization                                                   15,226            15,765
      Provision for losses on receivables                                                369             1,094
      Net loss (gain) on sale of property                                                211               (59)
      Deferred income taxes                                                              101                --
      Tax benefits from stock plans                                                        5               156
                                                                                ------------      ------------
  Cash flows from operations before changes in
      operating assets and liabilities                                                18,117            25,438

  Changes in operating assets and liabilities, net of effect of Coil Steels
    Group acquisition:
      Decrease (increase) in accounts receivable                                     (13,639)           15,735
      Funding from accounts receivable sold, net change                               12,961           (21,806)
      Decrease (increase) in inventories                                             (25,537)          (19,927)
      Decrease (increase) in other assets                                               (558)            4,582
      Increase (decrease) in accounts payable,
         accrued expenses, other payables and income taxes                           (44,644)             (110)
      Increase in other long-term liabilities                                          2,228               659
                                                                                ------------      ------------
Net Cash Flows From (Used By) Operating Activities                                   (51,072)            4,571

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                        (9,658)           (8,624)
    Acquisition of Coil Steels Group, net of cash received                                --            (6,834)
    Sales of property, plant and equipment                                                --                59
    Temporary investments - net change                                                56,570            15,000
                                                                                ------------      ------------
Net Cash From (Used By) Investing Activities                                          46,912              (399)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
     Short-term borrowings - net change                                                   --            (5,989)
     Payments on long-term debt                                                          (16)               (5)
     Stock issued under incentive and  purchase plans                                     26             1,402
     Treasury stock acquired                                                          (1,613)               --
     Dividends paid                                                                   (2,281)           (1,703)
                                                                                ------------      ------------
Net Cash Used by Financing Activities                                                 (3,884)           (6,295)
                                                                                ------------      ------------
Decrease in Cash                                                                      (8,044)           (2,123)

Cash at Beginning of Year                                                             33,245            32,921
                                                                                ------------      ------------
Cash at End of Period                                                           $     25,201      $     30,798
                                                                                ============      ============



           See notes to consolidated condensed financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)
                                   (Unaudited)

                                                   Common Stock                               Accumulated
                                          -------------------------------       Add'l            Other
                                             Number of                         Paid-in       Comprehensive       Retained
                                              Shares           Amount          Capital            Loss           Earnings
                                          --------------   --------------   --------------   --------------   --------------
Balance September 1, 2002:                    32,265,166   $      161,326   $          170   $       (1,458)  $      392,004

Comprehensive income:
  Net earnings for three months
    ended November 30, 2002                                                                                            2,205
  Other comprehensive income:
      Foreign currency translation
        adjustment, net of taxes of $181                                                                336



Comprehensive income

Cash dividends                                                                                                        (2,281)

Stock issued under incentive and
    purchase plans                                                                      (5)

Tax benefits from stock plans                                                            5

Treasury stock acquired
                                          --------------   --------------   --------------   --------------   --------------

Balance November 30, 2002                     32,265,166   $      161,326   $          170   $       (1,122)  $      391,928
                                          ==============   ==============   ==============   ==============   ==============




                                                 Treasury Stock
                                          -------------------------------
                                            Number of
                                              Shares           Amount            Total
                                          --------------   --------------   --------------
Balance September 1, 2002:                    (3,746,713)  $      (50,736)  $      501,306

Comprehensive income:
  Net earnings for three months
    ended November 30, 2002                                                          2,205
  Other comprehensive income:
      Foreign currency translation
        adjustment, net of taxes of $181                                               336

                                                                            --------------

Comprehensive income                                                                 2,541

Cash dividends                                                                      (2,281)

Stock issued under incentive and
    purchase plans                                 2,282               31               26

Tax benefits from stock plans                                                            5

Treasury stock acquired                         (100,000)          (1,613)          (1,613)
                                          --------------   --------------   --------------

Balance November 30, 2002                     (3,844,431)  $      (52,318)  $      499,984
                                          ==============   ==============   ==============






           See notes to consolidated condensed financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - QUARTERLY FINANCIAL DATA

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals, except for the restatement referred to in Note J, Restatement of Prior Period) necessary to present fairly the financial position as of November 30 and August 31, 2002 and the results of operations and cash flows for the three months ended November 30, 2002 and 2001. The results of operations for the three month periods are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended August 31, 2002 included in its Form 10-K filed with the Securities and Exchange Commission.

NOTE B - ACCOUNTING POLICIES

       Effective September 1, 2002, functional currency for the majority of the Company's subsidiaries in Europe changed to the Euro from the U.S. dollar. This change had no significant impact on the Company's financial condition at November 30, 2002 or its results of operations for the quarter then ended.

       The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets effective September 1, 2002. This Statement was applied to all goodwill and other intangible assets recognized on the balance sheet, regardless of when those assets were initially recorded. Effective September 1, 2002, goodwill was no longer amortized. Goodwill was $
6.8 million at November 30 and August 31, 2002. The impact of the implementation of SFAS 142 and comparison to the prior year period was as follows (in thousands):

                                       Three months ended
                                           November 30,
                                 -------------------------------
                                     2002               2001
                                 ------------       ------------
Reported net earnings            $      2,505       $      8,482
Add: goodwill amortization                 --                256
                                 ------------       ------------
Adjusted net earnings            $      2,505       $      8,738
                                 ============       ============

       The goodwill amortization was $0.01 per basic and diluted share for the three months ended November 30, 2001.

       Effective September 1, 2002, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful lives of the assets. The Company has asset retirement obligations relating to landfills, which were no longer in use at September 1, 2002. The Company had previously recorded environmental liabilities relating to the capping, closure and monitoring costs required for these landfills. Therefore, the transition to SFAS 143 did not have a significant impact on the Company's net earnings and related per share amounts. At November 30 and August 31, 2002, respectively, the Company had recorded $1.8 million and $1.7 million relating to the landfill obligations.

         In September 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS No. 144 did not significantly affect the Company's financial position or results of operations.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

       In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees on Indebtedness of Others. This Interpretation clarifies disclosures to be made by a guarantor in its financial statements and requires the guarantor to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company must apply the Interpretation to all guarantees issued or modified after December 31, 2002. The Company has not entered into or modified any significant guarantees since December 31, 2002.

NOTE C - SALES OF ACCOUNTS RECEIVABLE

       As a cost effective short-term financing program, the Company and several of its subsidiaries periodically sell trade accounts receivable substantially to the Company's wholly-owned unconsolidated special purpose affiliate. Depending on the level of financing needs, the affiliate receives funds from third party financial institutions. The key components were as follows as of November 30, 2002 (in thousands):

                                               November 30,        August 31,
                                                   2002               2002
                                               ------------       ------------
Total accounts receivable sold                 $    159,687       $    148,101
Less notes receivable from affiliate                144,585            145,960
                                               ------------       ------------

Net proceeds from financial institutions       $     15,102       $      2,141
                                               ============       ============

The notes receivable from affiliate are presented in the consolidated balance sheets net of allowance of $2.9 million at November 30 and August 31, 2002. These notes represent amounts withheld for credit and other reserves, as well as excess funding capacity not currently needed by the Company. Discounts (which aggregated $123 thousand and $347 thousand for the three months ended November 30, 2002 and 2001, respectively) represented primarily the costs of funds and were included in selling, general and administrative expenses.

NOTE D - LONG TERM DEBT

       Long-term debt (in thousands) was as follows:

                              November 30,        August 31,
                                  2002               2002
                              ------------       ------------
7.20% notes due 2005          $    105,000       $    104,775
6.80% notes due 2007                50,000             50,000
6.75% notes due 2009               100,000            100,000
Other                                1,810              1,825
                              ------------       ------------

                                   256,810            256,600

Less current maturities                621                631
                              ------------       ------------
                              $    256,189       $    255,969
                              ============       ============

On April 9, 2002, the Company entered into two interest rate swaps to convert a portion of the Company's long term debt from a fixed interest rate to a floating interest rate. The impact of these swaps is to adjust the amount of fixed rate and floating rate debt and to reduce overall financing costs. The swaps effectively convert the interest rate on the $100 million debt due July 2005 from the fixed rate of 7.20% to six month LIBOR (determined in arrears) plus a spread of 2.02%. The Company locked the rate at 3.61% for the next reset date of January 15, 2003. The total fair value of both swaps was $5,000,000 and $4,775,000 at November 30 and August 31, 2002, respectively and is recorded in other long-term assets, with a corresponding increase in the 7.20% long-term notes, representing the change in fair value of the hedged debt.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE E - EARNINGS PER SHARE

         On May 20, 2002, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on its common stock. All 2001 per share and weighted average share amounts in the accompanying consolidated condensed financial statements have been restated to reflect this stock split.

       In calculating earnings per share, there were no adjustments to net earnings to arrive at income for the three months ended November 30, 2002 or 2001. The reconciliation of the denominators of earnings per share calculations are as follows:

                                                                       Three months ended
                                                                           November 30,
                                                                 -------------------------------
                                                                     2002               2001
                                                                 ------------       ------------
Shares outstanding for basic earnings per share                    28,486,578         26,207,026
Effect of dilutive securities-stock options/purchase plans            477,155            441,636
                                                                 ------------       ------------
Shares outstanding for diluted earnings per share                  28,963,733         26,648,662

Some of the stock options granted in February 2002 and all of those granted in June 2002 were anti-dilutive at November 30, 2002 based on the average share price for the quarter of $17.48. All stock options expire by 2009.

NOTE F - DERIVATIVES AND RISK MANAGEMENT

       The Company's worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company's risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities' prices, and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. The Company designates only those contracts as hedges for accounting purposes which closely match the terms of the underlying transaction. These hedges resulted in substantially no ineffectiveness in the statements of earnings for quarters ended November 30, 2002 and 2001. Certain of the foreign currency and all of the commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges. The changes in fair value of these instruments resulted in a $339 thousand decrease and a $129 thousand increase in cost of goods sold for the quarters ended November 30, 2002 and 2001, respectively. All of the instruments are highly liquid, and none are entered into for trading purposes or speculation.

See Note D, Long-Term Debt, regarding the Company's interest rate risk management strategy.

NOTE G - CONTINGENCIES

       There were no material developments relating to the Company's construction disputes or other contingencies since August 31, 2002. See Note 10, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2002.

NOTE H - RECLASSIFICATIONS

       Certain reclassifications have been made in the 2001 financial statements to conform to the classifications used in the current year.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE I - BUSINESS  SEGMENTS

The following is a summary of certain financial information by reportable segment (in thousands):

                                                         Three months ended November 30, 2002
                                       ------------------------------------------------------------------------------
                                                                       Marketing &        Corp. &
                                       Manufacturing    Recycling      Distribution        Elim.         Consolidated
                                       ------------    ------------    ------------     ------------     ------------

Net sales - unaffiliated customers     $    288,410    $     89,707    $    250,736     $        206     $    629,059
Inter-segments sales                            800           6,649           5,627          (13,076)              --

                                       ------------    ------------    ------------     ------------     ------------
                                            289,210          96,356         256,363          (12,870)         629,059

Earnings (loss) before income taxes           3,670           1,385           4,371           (5,927)           3,499

Total assets - November 30, 2002            707,307          95,342         293,264           90,736        1,186,649



                                                             Three months ended November 30, 2001
                                       -------------------------------------------------------------------------------
                                                                         Marketing &       Corp. &
                                       Manufacturing     Recycling      Distribution         Elim.        Consolidated
                                       ------------    ------------     ------------     ------------     ------------

Net sales - unaffiliated customers     $    330,504    $     77,881     $    156,405     $         90     $    564,880
Inter-segments sales                            804           4,750            2,788           (8,342)              --

                                       ------------    ------------     ------------     ------------     ------------
                                            331,308          82,631          159,193           (8,252)         564,880

Earnings (loss) before income taxes          19,934          (1,295)           1,653           (6,592)          13,700

Total assets - November 30, 2001            738,398          88,213          225,487           51,916        1,104,014


NOTE J - RESTATEMENT OF PRIOR PERIOD

       In August 2002, the Company uncovered a theft and accounting fraud which had occurred over four years at a rebar fabrication facility in South Carolina. The total adjustment required to restate the accounting records to their proper balances was $2.7 million pre-tax. This incident resulted in a $900 thousand pre-tax expense in fiscal 2002, of which $545 thousand was attributed to the first quarter ended November 30, 2001. The effects of the restatement were as follows (in thousands, except per share):

                                                             2001
                                                ----------------------------
                                                As previously        As
                                                  reported        restated
                                                ------------    ------------
At November 30:
Cash                                            $     31,339    $     30,798
Total assets                                       1,106,794       1,104,014

Three months ended November 30:
Selling, general and administrative expenses    $     55,082    $     55,627
Earnings before income taxes                          14,245          13,700
Net earnings                                           8,832           8,482
Basic EPS                                               0.34            0.32
Diluted EPS                                             0.33            0.32

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

As discussed in Note J, Restatement of Prior Period, to the consolidated condensed financial statements, we have restated our financial statements for the three months ended November 30, 2001. Our management's discussion and analysis includes the effect of the restatement.

                                 Three Months Ended
                                    November 30,
                          -------------------------------
                              2002               2001
                          ------------       ------------
Net sales                 $        629       $        565

Net earnings                       2.2                8.5

Cash flows*                       18.1               25.4

EBITDA**                          23.1               34.4

Ending LIFO reserve                7.9                5.9

* Before changes in operating assets and liabilities.

** Earnings before income taxes plus interest expense plus depreciation and amortization.

The following financial events were significant during the first quarter ended November 30, 2002:

- Key markets in the manufacturing segment deteriorated further for most products.

- Steel group earnings decreased due to lower selling prices, both for the minimills and fabrication operations, and higher scrap costs.

- The copper tube division reported lower gross margins due to lower selling prices and higher copper scrap purchase costs.

- The recycling segment continued to be profitable with improvements in both ferrous and nonferrous scrap markets over last year.

- Marketing and distribution's operating profit was more than double last year's first quarter, with most of the improvement in international markets.

- We reduced our bonuses, contributions and employee's retirement plan expenses in line with our lower earnings.

- Our financial position remained strong, with excess cash and no short-term debt at November 30, 2002.

CONSOLIDATED DATA -

The LIFO method of inventory valuation increased net earnings by $143 thousand and $437 thousand (1 cent and 2 cents per diluted share) for the three months ended November 30, 2002 and 2001, respectively. We have restated the prior year's per share numbers to reflect the stock split referred to in Note E, Earnings per Share, to the consolidated condensed financial statements.

SEGMENT OPERATING DATA -
(in thousands)

Unless otherwise indicated, all dollars below are before income taxes.

The following table shows net sales and operating profit (loss) by business segment. Our operating profit (loss), as presented below, is the sum of our earnings (loss) before income taxes, interest expense owed to third parties and discounts on the sales of accounts receivable.

                                       Three months ended
                                            November 30,
                                 --------------------------------
                                     2002                2001
                                 ------------        ------------
NET SALES:
Manufacturing                    $    289,210        $    331,308
Recycling                              96,356              82,631
Marketing and Distribution            256,363             159,193
Corporate and Eliminations            (12,870)             (8,252)
                                 ------------        ------------
                                 $    629,059        $    564,880
                                 ============        ============

OPERATING PROFIT (LOSS):
Manufacturing                    $      3,744        $     20,200
Recycling                               1,404              (1,222)
Marketing and Distribution              4,772               2,280
Corporate and Eliminations             (1,963)             (2,251)
                                 ------------        ------------
                                 $      7,957        $     19,007
                                 ============        ============



MANUFACTURING -

We include our steel group and our copper tube division in our manufacturing segment. Our manufacturing operating profit for the three months ended November 30, 2002 decreased $16.5 million (81%) as compared to 2001 on $42.1 million (13%) less net sales. Our steel group's minimills and our copper tube mill reported lower profits because lower selling prices combined with higher scrap purchase costs resulted in compressed gross margins. Our steel group's downstream fabrication operations were less profitable due to much lower selling prices and shipments. Lower private non-residential construction and the slower industrial economy in the United States contributed to lower selling prices in our manufacturing segment, as domestic supply plus imports exceeded demand. On the other hand, tariffs levied by other countries on their steel scrap exports caused the U.S. scrap market to tighten, and purchase prices for scrap increased. These conditions resulted in a significant reduction in gross margins.

The table below reflects steel and scrap prices per ton:

                                                         Three months ended
                                                            November 30,
                                                  -------------------------------
                                                      2002               2001
                                                  ------------       ------------

Average mill selling price (total sales)          $        272       $        277
Average mill selling price (finished goods)                281                282
Average fabrication selling price                          558                634
Average ferrous scrap purchase price                        89                 73

Operating profit for our four steel minimills decreased 77% for the three months ended November 30, 2002 compared to 2001, due to falling selling prices and higher scrap costs. Profits at all four mills were significantly lower, although total shipments were up. The largest declines in profitability were at SMI Texas and SMI South Carolina. Profits at SMI Texas decreased $3.0 million (51%) for the three months ended November 30, 2002 as compared to 2001. SMI South Carolina lost $2.3 million for the three months ended November 30, 2002 as compared to a $1.2 million profit in 2001. The mills shipped 505,000 tons in the current quarter compared to 476,000 last year, an increase of 6%. Mill production decreased slightly with tons rolled down 1% to 480,000. Tons melted decreased 2% to 514,000. The average total mill selling price at $272 per ton was $5 (2%) below last year primarily because we shipped more semi-finished billets, a product with a lower selling price than our average. Our mill selling price for finished goods decreased $1 per ton. Average scrap purchase costs were $16 per ton higher than last year, resulting in lower gross margins. Utility expenses increased by $1.1 million as compared to last year; both natural gas and electricity costs were higher.

Operating profit in the steel group's fabrication and other businesses decreased by $8.0 million (85%) for the three months ended November 20, 2002 as compared to 2001. Excluding SMI-Owen (which was sold in March 2002), operating profits decreased by $3.9 million. Near the end of fiscal 2002, we uncovered an accounting fraud and a theft, which occurred over four years at our rebar fabrication plant in South Carolina. The total adjustment required to restate the accounting records to their proper balances was $2.7 million, including a $900 thousand expense in fiscal 2002. Earnings before income taxes for the three months ended November 30, 2001 have been restated by $545,000. See Note J, Restatement of Prior Period, to the consolidated condensed financial statements. Fabrication plant shipments totaled 217,000 tons, 15% less than last year's first quarter shipments of 255,000 tons. Excluding SMI Owen, shipments decreased by 29,000 tons (12%). The average fabrication selling price for the three months ended November 30, 2002 decreased $76 per ton (12%). Rebar fabrication, concrete related products, joist and structural steel fabrication markets were all weaker, with several plants reporting losses. Only our steel fence post plants together with our heat treating plant generated the same profitability during the three months ended November 30, 2002 as compared to 2001. In general, our continued cost reduction efforts and initiatives to improve productivity were not enough to offset the drop in gross margins. In spite of the current poor market conditions, our strategy remains to continue both internal growth and acquisitions to expand our downstream businesses.

Our Copper tube division's operating profit decreased $1.9 million (87%) with 7% less net sales. Copper tube shipments increased 3% to 15.6 million pounds. Production increased 13% to 15.3 million pounds. However, the average selling price dropped 12 cents per pound (10%). The average copper scrap price increased 3 cents per pound (5%) during the three months ended November 30, 2002 as compared to 2001. Although sales and construction of new homes held up relatively well, more imported tubing and an over-supply of water and refrigeration tubing put pressure on selling prices. The division continued to expand its sales of line sets.

RECYCLING -

Our recycling segment reported an operating profit of $1.4 million for the three months ended November 30, 2002 as compared with an operating loss of $1.2 million in 2001. Net sales for the three months ended November 30, 2002 were 17% higher at $96 million. Gross margins were 23% higher than the same period last year. The segment processed and shipped 390,000 tons of ferrous scrap during the three months ended November 30, 2002, 13% more than 2001. Ferrous sales prices were on average $89 per ton, or 25% higher than 2001. Nonferrous shipments were flat at 56,000 tons. The average nonferrous scrap sales price of $963 per ton for the three months ended November 30, 2002 was 9% higher than in 2001. The total volume of scrap processed, including the steel group's processing plants, was 669,000 tons, an increase of 15% from the 584,000 tons processed in 2001.

MARKETING AND DISTRIBUTION -

Net sales in the three months ended November 30, 2002 for our marketing and distribution segment increased 61% as compared to 2001 to $256 million. Operating profit for the three months ended November 30, 2002 was $4.8 million, more than double from 2001, mostly due to better results from our international operations. Sales to and within Asia, especially China, were up significantly. Also, the economy in Australia was still strong. In September 2001, we completed our acquisition of Coil Steels Group, in which we already owned a 22% share. In September 2002, we acquired the sheet and coil business of Horans in Australia, which we merged into our Coil Steels Group's Sydney operation. The increased profitability in marketing and distribution was largely due to our strategy in recent years to build up our regional business around the world and to increase our downstream presence. Our U.S. divisions were also more profitable for the three months ended November 30, 2002 as compared to 2001.

OTHER -

Selling, general and administrative as well as employee's retirement plan expenses were lower for the three months ended November 30, 2002 as compared to 2001, mostly due to discretionary items, such as bonuses, contributions and profit sharing. Interest expense was lower due to two interest rate swaps, (see Note D, Long Term Debt, to the consolidated condensed financial statements) which resulted in interest expense savings.

CONTINGENCIES -

See Note G, Contingencies, to the consolidated condensed financial statements.

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings, governmental investigations including environmental matters, and contract disputes. We may incur settlements, fines, penalties or judgments because of some of these matters. While we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with these matters, we make accruals as we deem necessary. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, and the uncertainties involved in litigation. Accordingly, we cannot always estimate a meaningful range of possible exposure. We believe that we have adequately provided in our financial statements for the estimable potential impact of these contingencies. We also believe that the outcomes will not significantly affect the long-term results of operations or our financial position. However, they may have a material impact on earnings for a particular period.

We are subject to federal, state and local pollution control laws and regulations in all locations we have operating facilities. We anticipate that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.

OUTLOOK -

We expect our second quarter to be weak for the following reasons:

     o    our second quarter is seasonally our weakest

     o    conditions in our markets continue to be very challenging

     o we will be taking some downtime at the minimills to manage inventories.

Although we believe that commercial construction will remain soft, we expect the second half of our fiscal year ending August 31, 2003 to be more profitable due to increased production and shipments and some price increases in most of our businesses. We anticipate that public construction will hold steady despite tighter budgets at the state and local level, because it typically increases in the spring. We are expecting institutional building activities to continue as well. We are presuming that import levels will be lower in our more favorable prognosis for steel volume and pricing in the second half of our fiscal 2003. We think that imports will decrease because of the very low domestic prices for our products. We also plan to make further cost reductions during the remainder of 2003, which should increase our profits. We believe that the ferrous scrap market will improve because of more demand for scrap overseas and less domestic supply. As a result, we are expecting ferrous scrap prices to improve. Also, we think that nonferrous prices will increase. The recycling segment should continue to improve its profitability under these conditions. We believe that our marketing and distribution markets will have mixed results.

We believe that our 2004 fiscal year will be much more profitable, and that we will experience stronger demand for construction-related products and services. We are also expecting that various end-use markets around the world will improve, especially manufacturing activity. We think that emerging markets will show a disproportionate increase in the consumption of steel and nonferrous metals.

This outlook section contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, production rates, interest rates, inventory levels, results of litigation and general market conditions. These forward-looking statements can generally be identified by phrases such as we "expect", "anticipate", "believe", "presume", "think", "plan to", "should", "likely", "appear", "projects", or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:

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

     o increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing

     o    court decisions

     o industry consolidation or changes in production capacity or utilization

     o    global factors including credit availability

     o    currency fluctuations

     o    energy and insurance prices

     o decisions by governments impacting the level of steel imports and pace of overall economic activity.

LIQUIDITY AND CAPITAL RESOURCES -

We discuss liquidity and capital resources on a consolidated basis. Our discussion includes the sources and uses of our three operating segments and centralized corporate functions. We have a centralized treasury function and use inter-company loans to efficiently manage the short-term cash needs of our operating divisions. We invest any excess funds centrally.

We rely upon cash flows from operating activities, and to the extent necessary, external short-term financing sources. Our short-term financing sources include the issuance of commercial paper, sales of accounts receivable and borrowing under our bank credit facilities. From time to time, we have issued long-term public debt and private placements. Our investment grade credit ratings and general business conditions affect our access to external financing on a cost-effective basis. Depending on the price of our common stock, we may realize significant cash flows from the exercise of stock options.

Moody's Investors Service (P-2), Standard & Poor's Corporation (A-2) and Fitch (F-2) rate our $174.5 million commercial paper program in the second highest category. To support our commercial paper program, we have unsecured contractually committed revolving credit agreements with a group of eight banks. Our $129.5 million facility expires in August 2003, and our $45 million facility expires in August 2004. We plan to continue our commercial paper program and the revolving credit agreements in comparable amounts to support the commercial paper program.

For added flexibility, we may secure financing through sales of certain accounts receivable in an amount not to exceed $130 million. We continually sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. Our long-term public debt was $255 million at November 30, 2002 and is investment grade rated by Standard & Poors' Corporation
(BBB), Fitch (BBB) and by Moody's Investors Services (Baa1). We have access to the public markets for potential refinancing or the issuance of additional long-term debt. Also, we have numerous informal, uncommitted credit facilities available from domestic and international banks. These credit facilities are priced at bankers' acceptance rates on a cost of funds basis.

Credit ratings affect our ability to obtain short- and long-term financing and the cost of such financing. If the rating agencies were to reduce our credit ratings, we would pay higher financing costs and probably would have less availability of the informal, uncommitted facilities. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, industry condition and contingencies. We are committed to maintaining our investment grade ratings.

Certain of our financing agreements include various covenants. The most restrictive of these covenants requires us to maintain an interest coverage ratio of greater than three times and a debt to capitalization ratio of 55%, as defined in the financing agreement. A few of the agreements provide that if we default on the terms of another financing agreement, it is considered a default under these agreements. We have complied with the requirements, including the covenants of our financing agreements as of and for the three months ended November 30, 2002.

Our revolving credit agreements and accounts receivable securitization agreement include ratings triggers. The trigger in the revolving credit agreements is solely a means to reset pricing for facility fees and, if a borrowing occurs, on loans. Within the accounts receivable securitization agreement, the ratings trigger is contained in a "termination event", but the trigger is set at catastrophic levels. The trigger requires a combination of ratings actions on behalf of two independent rating agencies and is set at levels seven ratings categories below our current rating.

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

We continue to assess alternative means of raising capital, including potential dispositions of under-performing or non-strategic assets. Any potential future major acquisitions could require additional financing from external sources such as the issuance of common stock.

Cash Flows

Our cash flows from operating activities primarily result from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products. We have a diverse and generally stable customer base. We use futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metals commodity prices. See Note F, Derivatives and Risk Management, to the consolidated condensed financial statements.

The volume and pricing of orders from our U.S. customers in the manufacturing and construction sectors affect our cash flows from operating activities. Our international marketing and distribution operations also significantly affect our cash flows from operating activities. The weather can influence the volume of products we ship in any given period. Also, the general economy, the strength of the U.S. dollar, governmental action, and various other factors beyond our control influence our volume and prices. Periodic fluctuations in our prices and volumes can result in variations in cash flows from operations. Despite these fluctuations, we have historically relied on operating activities as a steady source of cash.

Cash flows from operations before changes in operating assets and liabilities for the three months ended November 30, 2002 decreased to $18.1 million from $25.4 million in 2001 due mostly to lower earnings. Our provision for losses on receivables was also lower.

We used $51.1 million of net cash flows in our operating activities for the three months ended November 30, 2002 as compared with the $4.6 million of net cash flows provided from our operating activities for the three months ended November 30, 2001. During the three months ended November 30, 2002, we paid more expenses, which had been accrued at the fiscal year ended August 31, 2002, than we did for 2001. These payments were higher because bonuses and other discretionary items were more for fiscal 2002 than 2001 based on our higher profits. Net working capital increased only slightly to $388 million at November 30, 2002 from $379 million at August 31, 2002 because we used funds from temporary investments to pay the accrued expenses as warranted. The current ratio was 2.0 at November 30, 2002, up from 1.9 at August 31, 2002.

We invested $9.7 million in property, plant and equipment during the three months ended November 30, 2002, which was comparable to 2001. In 2001, we acquired the remaining shares of the Coil Steels Group (CSG) for $6.8 million. We expect our capital spending for fiscal 2003 to be $87 million, including both new construction and acquisitions to expand our downstream businesses. We assess our capital spending each quarter and reevaluate our requirements based upon current and expected results.

Our short-term financing needs were still minimal during the three months ended November 30, 2002 mostly due to continued management of working capital and our significant amount of temporary investments. We had no short-term borrowings at November 30, 2002 or 2001. We have no significant amounts due on our long-term debt until July 2005.

At November 30, 2002, 28,420,735 common shares were issued and outstanding, with 3,844,431 held in our treasury. We paid dividends of $2.3 million during the three months ended November 30, 2002, slightly more than the $1.7 million paid during 2001. During the three months ended November 30, 2002, we purchased 100,000 shares of our common stock at an average price of $16.13 per share. These shares were held in our treasury.

We believe that we have sufficient liquidity for fiscal 2003 and the foreseeable future.

CONTRACTUAL OBLIGATIONS

The following table represents our contractual obligations as of November 30, 2002 below (dollars in thousands):

                                                                       Payments Due Within *
                                                  ---------------------------------------------------------------
                                                                        2-3             4-5             After
                                     Total           1 Year            Years           Years           5 Years
                                 ------------     ------------     ------------     ------------     ------------
Contractual Obligations:

      Long-term Debt (1)         $    256,810     $        621     $    106,080     $     50,033     $    100,076
      Operating Leases (2)             56,158            7,345           13,311           10,262           25,240
      Unconditional Purchase
          Obligations (3)              87,340           31,639           31,724            6,983           16,994
                                 ------------     ------------     ------------     ------------     ------------

Total Contractual Cash
      Obligations                $    400,308     $     39,605     $    151,115     $     67,278     $    142,310
                                 ============     ============     ============     ============     ============

*     Cash obligations herein are not discounted.

(1) Total amounts are included in the November 30, 2002 consolidated balance sheet. See Note D, Long-Term Debt, to the consolidated condensed financial statements.

(2) Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in effect as of November 30, 2002.

(3) About 57% of these purchase obligations are for inventory items to be sold in the ordinary course of business; most of the remainder are for supplies associated with normal revenue-producing activities.

At November 30, 2002, we received $15,102,000 of net funding from the sales of accounts receivable. See Note C, Sales of Accounts Receivable, to the consolidated condensed financial statements. If we terminated the accounts receivable program on November 30,2002, we would have to pay the first $15,102,000 of collections from these accounts to third party financial institutions. We have complied with the terms of this program as of, and for the three months ended November 30, 2002.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our customers and suppliers request. At November 30, 2002, we had committed $19.5 million under these arrangements. A cash deposit of $10.2 million included in current other assets on the consolidated condensed balance sheet collateralized a portion of these commitments. All of the commitments expire within one year.

At the request of a customer and its surety bond issuer, we have agreed to indemnify the surety against all costs the surety may incur should our customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. We are the customer's primary supplier of steel, and steel is a substantial portion of our customer's cost to perform the contracts. We believe we have adequate controls to monitor the customer's performance under the contracts including payment for the steel we supply. As of November 30, 2002, the surety had issued bonds in the total amount (without reduction for the work performed to date) of $12.2 million which are subject to our guaranty obligation under the indemnity agreement.

ACCOUNTING POLICIES-

See Note B, Accounting Policies, to the consolidated condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required hereunder for the Company is not significantly different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures About Market Risk included in the Company's Annual Report of Form 10-K for the year ended August 31, 2002, filed with the Securities Exchange Commission, and is therefore not presented herein.

Also, see Note F, Derivatives and Risk Management, to the consolidated condensed financial statements.

ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

         (b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 2002, filed November 26, 2002, with the Securities and Exchange Commission.

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

         ITEM 5. OTHER INFORMATION

                 Not Applicable

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits required by Item 601 of Regulation S-K.

                           99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  B. The Registrant filed a report on Form 8-K on November 26, 2002, to report the timely submission to the Securities and Exchange Commission of sworn statements of Registrant's Principal Executive Officer and Principal Financial Officer required pursuant to the Commission's June 27, 2002, order.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COMMERCIAL METALS COMPANY


                                     /s/ WILLIAM B. LARSON
                                     --------------------------------------
January 13, 2003                     William B. Larson
                                     Vice President
                                     & Chief Financial Officer



                                     /s/ MALINDA G. PASSMORE
                                     --------------------------------------
January 13, 2003                     Malinda G. Passmore
                                     Controller

                           SECTION 302 CERTIFICATIONS

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Stanley A. Rabin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commercial Metals Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January  10, 2003



                                        /s/ STANLEY A. RABIN
                                       ----------------------------------------
                                       Stanley A. Rabin
                                       Chairman of the Board, President and
                                       Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, William B. Larson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commercial Metals Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003



                                    /s/ WILLIAM B. LARSON
                                   ----------------------------------------
                                   William B. Larson
                                   Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 99.1             Certification of Principal Executive Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

 99.2             Certification of Principal Financial Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.