Form 10-Q
period 2003-02-28
COMMERCIAL METALS CO
filed 2003-04-11
CIK 22444

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------
For Quarter ended February 28, 2003
Commission File Number 1-4304

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

                                      Yes [X]          No [ ]

As of April 4, 2003 there were 28,123,750 shares of the Company's common stock issued and outstanding excluding 4,141,416 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                           PAGE NO.
------------------------------                                                           --------

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -
                  February 28, 2003 and August 31, 2002                                       2-3


           Consolidated Condensed Statements of Earnings -
                  Three and Six months ended February 28, 2003 and 2002                         4


           Consolidated Condensed Statements of Cash Flows -
                  Six months ended February 28, 2003 and 2002                                   5


           Consolidated Condensed Statement of Stockholders' Equity -
                  Six months ended February 28, 2003                                            6


           Notes to Consolidated Condensed Financial Statements                            7 - 12


Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                           13 - 21

Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                                                  22

Item 4.    Controls and Procedures                                                             23


PART II - OTHER INFORMATION                                                                    24
---------------------------



SIGNATURES                                                                                     25

SECTION 302 CERTIFICATIONS                                                                26 - 27

ITEM 1 - FINANCIAL STATEMENTS

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                        (In thousands except share data)


                                                                February 28,            August 31,
                                                                    2003                   2002
CURRENT ASSETS:                                                 -----------             -----------

  Cash                                                          $    29,670             $    33,245
  Temporary investments                                              19,999                  91,068
  Accounts receivable (less allowance for
    collection losses of $5,953 and $5,958)                         227,483                 207,844
  Notes receivable from affiliate                                   110,847                 143,041
  Inventories                                                       322,362                 268,040
  Other                                                              55,607                  50,914
                                                                -----------             -----------
                                TOTAL CURRENT ASSETS                765,968                 794,152

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                              32,920                  29,099
   Buildings                                                        123,618                 119,592
   Equipment                                                        736,683                 727,650
   Leasehold improvements                                            35,763                  34,637
   Construction in process                                           15,788                  10,801
                                                                -----------             -----------
                                                                    944,772                 921,779
   Less accumulated depreciation
    and amortization                                               (571,279)               (543,624)
                                                                -----------             -----------
                                                                    373,493                 378,155

OTHER ASSETS                                                         55,518                  57,769
                                                                -----------             -----------
                                                                $ 1,194,979             $ 1,230,076
                                                                ===========             ===========

            See notes to condensed consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands except share data)


                                                             February 28,             August 31,
                                                                 2003                    2002
CURRENT LIABILITIES:                                         ------------             ----------

  Short-term borrowings                                         $     --               $      --
  Accounts payable                                               264,613                 275,209
  Accrued expenses and other payables                            106,339                 133,631
  Income taxes payable                                             4,461                   5,676
  Current maturities of long-term debt                               611                     631
                                                                 -------                 -------
                      TOTAL CURRENT LIABILITIES                  376,024                 415,147

DEFERRED INCOME TAXES                                             33,788                  32,813

OTHER LONG-TERM LIABILITIES                                       28,297                  24,841

LONG-TERM DEBT                                                   257,414                 255,969


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
     Preferred stock                                                  --                      --
     Common stock, par value $5.00 per share:
       Authorized 40,000,000 shares; issued
           32,265,166 shares;
            outstanding 28,213,050 and 28,518,453
            shares                                               161,326                 161,326
  Additional paid-in capital                                         772                     170
  Accumulated other comprehensive income (loss)                      762                  (1,458)
  Retained earnings                                              392,592                 392,004
                                                             -----------             -----------
                                                                 555,452                 552,042
       Less treasury stock,
           4,052,116 and 3,746,713 shares at cost                (55,996)                (50,736)
                                                             -----------             -----------
                                                                 499,456                 501,306
                                                             -----------             -----------
                                                             $ 1,194,979             $ 1,230,076
                                                             ===========             ===========

            See notes to condensed consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands except share data)
                                   (Unaudited)



                                                              Three months ended                   Six months ended
                                                                  February 28,                        February 28,
                                                       ------------------------------        ------------------------------
                                                           2003              2002               2003               2002
                                                       -----------        -----------        -----------        -----------

NET SALES                                              $   660,809        $   574,317        $ 1,296,987        $ 1,146,485

COSTS AND EXPENSES:
   Cost of goods sold                                      592,897            499,445          1,168,015            993,518

   Selling, general and administrative expenses             56,772             56,078            107,043            111,705

   Employees' retirement plans                               2,930              3,125              5,885              6,932

   Interest expense                                          3,553              5,069              7,888             10,030
                                                       -----------        -----------        -----------        -----------
                                                           656,152            563,717          1,288,831          1,122,185
                                                       -----------        -----------        -----------        -----------
EARNINGS BEFORE INCOME TAXES                                 4,657             10,600              8,156             24,300

INCOME TAXES                                                 1,724              4,028              3,018              9,246
                                                       -----------        -----------        -----------        -----------
NET EARNINGS                                           $     2,933        $     6,572        $     5,138        $    15,054
                                                       ===========        ===========        ===========        ===========
Basic earnings per share                               $      0.10        $      0.24        $      0.18        $      0.57

Diluted earnings per share                             $      0.10        $      0.24        $      0.18        $      0.55

Cash dividends per share                               $      0.08        $     0.065        $      0.16        $      0.13

Average basic shares outstanding                        28,320,223         26,832,546         28,403,401         26,519,786

Average diluted shares outstanding                      28,825,167         27,932,996         28,894,450         27,290,828




            See notes to condensed consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                        Six months ended
                                                                                           February 28,
                                                                                   -------------------------
                                                                                     2003             2002
                                                                                   --------         --------
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
   Net earnings                                                                    $  5,138         $ 15,054
   Adjustments to earnings not requiring cash:
      Depreciation and amortization                                                  30,271           31,231
      Provision for losses on receivables                                             1,257            2,562
      Deferred income taxes                                                             975               --
      Tax benefits from stock plans                                                     101            1,544
      Other                                                                             763              194
                                                                                   --------         --------
  Cash flows from operations before changes in
      operating assets and liabilities                                               38,505           50,585

  Changes in operating assets and liabilities, net of effect of Coil Steels Group acquisition:
      Decrease (increase) in accounts receivable                                    (37,954)         (26,650)
      Funding from accounts receivable sold, net change                              30,550            6,556
      Decrease (increase) in inventories                                            (54,197)         (44,034)
      Decrease (increase) in other assets                                            16,813           14,731
      Increase (decrease) in accounts payable,
         accrued expenses, other payables and income taxes                          (39,283)          13,834
      Increase in other long-term liabilities                                         3,456            1,236
                                                                                   --------         --------
Net Cash Flows From (Used By) Operating Activities                                  (42,110)          16,258

CASH FLOWS FROM (USED BY)  INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                      (23,455)         (18,486)
    Acquisition of Coil Steels Group, net of cash received                               --           (6,834)
    Sales of property, plant and equipment                                              162              256
    Temporary investments - net change                                               71,069            3,000
                                                                                   --------         --------
Net Cash From (Used By) Investing Activities                                         47,776          (22,064)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
     Short-term borrowings - net change                                                  --           (4,830)
     Payments on long-term debt                                                         (33)          (7,915)
     Stock issued under incentive and  purchase plans                                 4,533           16,301
     Treasury stock acquired                                                         (9,191)              --
     Dividends paid                                                                  (4,550)          (3,426)
                                                                                   --------         --------
Net Cash From (Used by) Financing Activities                                         (9,241)             130
                                                                                   --------         --------
Decrease in Cash                                                                     (3,575)          (5,676)

Cash at Beginning of Year                                                            33,245           32,921
                                                                                   --------         --------
Cash at End of Period                                                              $ 29,670         $ 27,245
                                                                                   ========         ========

            See notes to condensed consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (In thousands except share data)
                                   (Unaudited)



                                                                    Accumulated
                                       Common Stock                     Other                        Treasury Stock
                                  ----------------------    Add'l   Comprehensive                ---------------------
                                   Number of               Paid-in     Income        Retained    Number of
                                    Shares       Amount    Capital     (Loss)        Earnings      Shares       Amount    Total
                                  ----------    --------   -------  -------------    --------    ----------   ---------  --------
Balance September 1, 2002:        32,265,166    $161,326      $170    $(1,458)       $392,004    (3,746,713)  $(50,736)  $501,306

Comprehensive income:
   Net  earnings for six months
     ended February 28, 2003                                                            5,138                               5,138
   Other comprehensive income:
        Foreign currency
          translation adjustment,
          net of taxes of $1,195                                        2,220                                               2,220
                                                                                                                         --------
                                                                                                                            7,358
Comprehensive income

Cash dividends                                                                         (4,550)                             (4,550)

Stock issued under incentive and
      purchase plans                                           501                                  288,207      3,931      4,432

Tax benefits from stock plans                                  101                                                            101

Treasury stock acquired                                                                            (593,610)    (9,191)    (9,191)
                                  ----------    --------     -----    -------        --------    ----------  ---------  ---------
Balance February 28, 2003         32,265,166    $161,326      $772       $762        $392,592    (4,052,116)  $(55,996)  $499,456
                                  ==========    ========      ====       ====        ========    ==========   ========   ========









            See notes to condensed consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - QUARTERLY FINANCIAL DATA

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals, except for the voidable preference accrual as discussed in Note H, Contingencies) necessary to present fairly the financial position as of February 28, 2003 and August 31, 2002 and the results of operations for the three and six months ended February 28, 2003 and 2002 and cash flows for the six months ended February 28, 2003 and 2002. The results of operations for the six month periods are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended August 31, 2002 included in its Form 10-K filed with the Securities and Exchange Commission.

NOTE B - ACCOUNTING POLICIES

       Effective September 1, 2002, goodwill was no longer amortized. Goodwill was $6.8 million at February 28, 2003 and August 31, 2002. The comparison to the prior year period was as follows (in thousands):


                                    Three months ended             Six months ended
                                        February 28,                 February 28,
                                  ----------------------        ----------------------
                                    2003           2002           2003           2002
                                  -------        -------        -------        -------
Reported net earnings             $ 2,933        $ 6,572        $ 5,138        $15,054
Add: goodwill amortization             --            171             --            337
                                  -------        -------        -------        -------
Adjusted net earnings             $ 2,933        $ 6,743        $ 5,138        $15,391
                                  =======        =======        =======        =======


       The goodwill amortization was $0.01 per basic and diluted share for the three and six months ended February 28, 2002.

       During the three months ended February 28, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The adoption of SFAS No. 146 had no significant impact on the Company's financial position or results of operations.

       During the three months ended February 28, 2003, the Company accrued $773 thousand for medical benefits provided under early retirement arrangements.

       In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees on Indebtedness of Others which applies to all guarantees issued or modified after December 31, 2002. The Company has not entered into or modified any significant guarantees since December 31, 2002, and therefore no liability was recorded at February 28, 2003. The Company's existing guarantees at December 31, 2002 had been given at the request of a customer and its surety bond issuer. The Company has agreed to indemnify the surety against all costs that the surety may incur should the customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. As of December 31, 2002 and February 28, 2003, the surety had issued bonds in the total amount (without reduction for the work performed to date) of $11.9 million, which are subject to the Company's guarantee obligation under the indemnity agreement. The fair value of these guarantees is not significant.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which requires consolidation of certain special purpose entities. The Company's accounting for its only unconsolidated special purpose affiliate (see Note C, Sales of Accounts Receivable) will not be impacted by this Interpretation.

PROPERTY, PLANT AND EQUIPMENT

       During the three months ended February 28, 2003, the Company acquired $1.5 million in property, plant and equipment after foreclosing on a delinquent note receivable from a customer.

       The Company evaluates the carrying value of property, plant and equipment whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. Pursuant to such an evaluation, the Company wrote-down $630 thousand on certain equipment at a fabrication-related facility during the three months ended February 28, 2003. During the three months ended February 28, 2002, the Company closed its recycling facility in Midland, Texas, resulting in a write-down of $455 thousand on certain equipment. These write-downs were included in selling, general and administrative expenses.

NOTE C - SALES OF ACCOUNTS RECEIVABLE

       As a cost effective short-term financing program, the Company and several of its subsidiaries periodically sell trade accounts receivable substantially to the Company's wholly-owned unconsolidated special purpose affiliate. Depending on the level of financing needs, the affiliate receives funds from third party financial institutions. The key components were as follows (in thousands):


                                               February 28,     August 31,
                                                   2003            2002
                                               ------------     ----------
Total accounts receivable sold                 $   146,106      $  148,101
Less notes receivable from affiliate               113,415         145,960
                                               -----------      ----------

Net proceeds from financial institutions       $    32,691      $    2,141
                                               ===========      ==========

The notes receivable from affiliate are presented in the condensed consolidated balance sheets net of allowance of $2.6 million at February 28, 2003 and $2.9 million at August 31, 2002. These notes represent amounts withheld for credit and other reserves, as well as excess funding capacity not currently needed by the Company. Discounts were $188 thousand and $311 thousand for the three and six months ended February 28, 2003, and $283 thousand and $630 thousand for the three and six months ended February 28, 2002, respectively. These discounts represented primarily the costs of funds and were included in selling, general and administrative expenses.

NOTE D - INVENTORIES

       Before deduction of LIFO reserves of $10.9 million and $8.1 million at February 28, 2003 and August 31, 2002, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company's inventories are in finished goods, with minimal work in process. Approximately $13.3 million and $16.5 million were in raw materials at February 28, 2003 and August 31, 2002, respectively.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE E - LONG TERM DEBT

       Long-term debt (in thousands) was as follows:

                                                              February 28,           August 31,
                                                                  2003                 2002
                                                              -------------         -----------
7.20% notes due 2005                                            $   106,232         $   104,775
6.80% notes due 2007                                                 50,000              50,000
6.75% notes due 2009                                                100,000             100,000
Other                                                                 1,793               1,825
                                                               ------------         -----------
                                                                    258,025             256,600

Less current maturities                                                 611                 631
                                                               ------------         -----------
                                                               $    257,414         $   255,969
                                                               ============         ===========

On April 9, 2002 the Company entered into two interest rate swaps to convert a portion of the Company's long term debt from a fixed interest rate to a floating interest rate. The impact of these swaps is to adjust the amount of fixed rate and floating rate debt and to reduce overall financing costs. The swaps effectively convert the interest rate on the $100 million debt due July 2005 from the fixed rate of 7.20% to six month LIBOR (determined in arrears) plus a spread of 2.02%. The interest rate is set on January 15th and July 15th, and for the quarter ended February 28, 2003, was estimated to be an annualized rate of 3.25%. The total fair value of both swaps was $6.2 million and $4.8 million at February 28, 2003 and August 31, 2002, respectively. The swaps are recorded in other long-term assets, with a corresponding increase in the 7.20% long-term notes, representing the change in fair value of the hedged debt.

NOTE F - EARNINGS PER SHARE

       On May 20, 2002, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on its common stock. All 2002 per share and weighted average share amounts in the accompanying condensed consolidated financial statements have been restated to reflect this stock split.

       In calculating earnings per share, there were no adjustments to net earnings to arrive at income for the three or six months ended February 28, 2003 or 2002. The reconciliation of the denominators of earnings per share calculations are as follows:

                                                              Three months ended              Six months ended
                                                                  February 28,                   February 28,
                                                           -------------------------     --------------------------
                                                              2003           2002           2003            2002
                                                           ----------     ----------     ----------      ----------
Shares outstanding for basic earnings per share            28,320,223     26,832,546     28,403,401      26,519,786
Effect of dilutive securities-stock options/purchase plans    504,944      1,100,450        491,049         771,042
                                                           ----------     ----------     ----------      ----------
Shares outstanding for diluted earnings per share          28,825,167     27,932,996     28,894,450      27,290,828


Stock options with total share commitments of 1,208,863 at February 28, 2003 were anti-dilutive based on the average share price for the quarter of $15.42. All stock options expire by 2010.

       At February 28, 2003, the Company had authorization to purchase 473,952 of its common shares. On March 17, 2003, the Company's Board of Directors authorized the purchase of an additional 1,000,000 shares.

       In January 2003, the Company's stockholders approved an amendment to the Company's General Employees Stock Purchase Plan that increased by 1,000,000 the maximum number of shares that may be eligible for issuance and increased the maximum number of shares that an eligible employee may purchase annually from 200 to 400 shares.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE G - DERIVATIVES AND RISK MANAGEMENT

       The Company's worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company's risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities' prices, and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. The Company designates only those contracts as hedges for accounting purposes which closely match the terms of the underlying transaction. These hedges resulted in substantially no ineffectiveness in the statements of earnings for the three or six months ended February 28, 2003 and 2002. Certain of the foreign currency and all of the commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges. The changes in fair value of these instruments resulted in a $158 thousand decrease and a $180 thousand decrease in cost of goods sold for the three months ended February 28, 2003 and 2002, respectively. Also, cost of goods sold decreased by $497 thousand and decreased by $333 thousand for the six months ended February 28, 2003 and 2002, respectively, due to changes in the fair value of these instruments. All of the instruments are highly liquid, and none are entered into for trading purposes or speculation.

See Note E, Long-Term Debt, regarding the Company's interest rate risk management strategy.

NOTE H - CONTINGENCIES

 CONSTRUCTION CONTRACT DISPUTES

       There were no material developments relating to the Company's construction contract disputes since August 31, 2002. See Note 10, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2002.

       At February 28, 2003 and August 31, 2002, $9.8 million and $9.6 million, respectively, were accrued (including interest) relating to an adverse trial judgment. The judgment was upheld on appeal in February 2003 and paid subsequent to the quarter end.

       In another matter, a subsidiary of the Company entered into a fixed price contract with the design/builder general contractor (D/B) to furnish, erect and install structural steel, hollow core pre-cast concrete planks, fireproofing, and certain concrete slabs along with related design and engineering work for the construction of a large hotel and casino complex. In connection with the contract, the D/B secured insurance under a subcontractor/vendor default protection policy that named the Company as an insured in lieu of performance and payment bonds. A large subcontractor to the Company defaulted, and the Company incurred unanticipated costs to complete the work. During 2002, the Company recovered $15 million from the insurance company, of which $7.4 million was recorded as deferred insurance proceeds (in other long-term liabilities at February 28, 2003 and August 31, 2002) pending final resolution of the Company's disputes with the D/B. The Company has filed a lawsuit against the insurance broker for insurance benefits not received due to the broker's acts, errors and omissions.

       Disputes between the Company and the D/B have been submitted to binding arbitration. Depending upon future rulings in the arbitration, a portion of the Company's recovery from the insurance company may be credited toward the Company's claim against the D/B. The Company has filed a claim for approximately $27 million against the D/B. The claim seeks recovery of unpaid contract receivables, amounts for delays and change orders all of which have not been paid by the D/B. At February 28, 2003 and August 31, 2002, the Company maintained contract receivables of $7.2 million from the D/B. Such amounts are included within other assets on the accompanying balance sheets.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

The D/B has not disputed certain amounts owed under the contract, but contends that other deductive items, disputed by the Company reduce the contract balance by approximately $6.3 million which together with other D/B claims (discussed below) exceed the unpaid contract balance. The Company disputes the deductive items in the D/B's claim and intends to vigorously pursue recovery of the contract balance in addition to all amounts not recovered under insurance program coverage as a result of misrepresentations or omissions of the D/B.

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

ENVIRONMENTAL AND OTHER MATTERS

       In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provision has been made in the financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact of earnings for a particular quarter.

       A subsidiary of the Company has been notified that a customer, now in bankruptcy proceedings, alleges the subsidiary received payments from the customer within 90 days of bankruptcy filing which are voidable and should be returned to the bankruptcy estate. The payments were for materials and services sold by the subsidiary to the customer. The Company believes it has valid legal defenses against such claim and intends to vigorously defend this claim. The Company accrued $1 million during the 2003 second quarter relating to this matter.

       The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the results of operations or the financial position of the Company.

NOTE I - RECLASSIFICATIONS

       Certain reclassifications have been made in the 2002 financial statements to conform to the classifications used in the current year.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
NOTE J - BUSINESS SEGMENTS

The following is a summary of certain financial information by reportable segment (in thousands):


                                                               Three months ended February 28, 2003
                                         ---------------------------------------------------------------------------------
                                                                           Marketing &          Corp. &
                                         Manufacturing      Recycling     Distribution            Elim.       Consolidated
                                         -------------      ---------     ------------          -------       ------------

Net sales - unaffiliated customers           $ 306,739      $  93,952        $ 259,967        $     151          $ 660,809
Inter-segments sales                               760          6,516            4,839          (12,115)                --
                                             ---------      ---------        ---------        ---------          ---------
                                               307,499        100,468          264,806          (11,964)           660,809

Earnings (loss) before income taxes              1,072          4,031            4,805           (5,251)             4,657




                                                               Three months ended February 28, 2002
                                        -----------------------------------------------------------------------------------
                                                                            Marketing &          Corp. &
                                        Manufacturing       Recycling      Distribution             Elim.      Consolidated
                                        -------------       ---------      ------------          --------      ------------
Net sales - unaffiliated customers          $ 322,624       $  78,526         $ 173,126         $      41         $ 574,317
Inter-segments sales                              816           4,392             5,255           (10,463)               --
                                            ---------       ---------         ---------         ---------         ---------
                                              323,440          82,918           178,381           (10,422)          574,317

Earnings (loss) before income taxes            15,688             159             1,733            (6,980)           10,600


                                                                   Six months ended February 28, 2003
                                        -----------------------------------------------------------------------------------
                                                                             Marketing &         Corp. &
                                        Manufacturing       Recycling       Distribution            Elim.      Consolidated
                                        -------------       ---------       ------------       ---------       ------------
Net sales - unaffiliated customers        $   602,269       $ 183,659        $   510,703       $     356        $ 1,296,987
Inter-segments sales                            1,560          13,165             10,466         (25,191)                --
                                          -----------       ---------        -----------       ---------        -----------
                                              603,829         196,824            521,169         (24,835)         1,296,987

Earnings(loss) before income taxes              4,743           5,416              9,175         (11,178)             8,156

Total assets - February 28, 2003              709,228          96,769            312,025          76,957          1,194,979


                                                                   Six months ended February 28, 2002
                                         -------------------------------------------------------------------------------------------
                                                                                Marketing &             Corp. &
                                         Manufacturing         Recycling       Distribution                Elim.       Consolidated
                                         -------------          --------       -------------            --------       -------------
Net sales - unaffiliated customers         $   660,416       $   156,407         $   329,531         $       131         $ 1,146,485
Inter-segments sales                             1,620             9,142               8,043             (18,805)                 --
                                           -----------       -----------         -----------         -----------         -----------
                                               662,036           165,549             337,574             (18,674)          1,146,485

Earnings(loss) before income taxes              35,622            (1,136)              3,386             (13,572)             24,300

Total assets - February 28, 2002               741,079            84,970             237,177              69,651           1,132,877

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

                              Three Months Ended              Six Months Ended
                                 February 28,                   February 28,
                              ------------------             ------------------
                                2003        2002             2003          2002
                                ----        ----             ----          ----
         Net sales            $  661       $ 574          $ 1,297       $ 1,146

         Net earnings            2.9         6.6              5.1          15.1

         Cash flows   *         20.4        25.1             38.5          50.6

         EBITDA        **       23.2        31.2             46.3          65.6

         Ending LIFO reserve    10.9         6.5

*  From operations before changes in operating assets and liabilities.

** Earnings before income taxes plus interest expense plus depreciation and amortization.

The following financial events were significant during the second quarter ended February 28, 2003:

- Key markets in our manufacturing segment remained weak early in the quarter, but improved some in January and February 2003.

- Our steel and the copper tube minimills' earnings decreased due primarily to higher scrap, utility and other input costs which were not offset by increased selling prices.

- Margins were lower at the steel group's fabrication operations due to lower selling prices.

- LIFO expense (primarily in manufacturing) was $1.9 million (after-tax) for the three months ended February 28, 2003 compared to $404 thousand last year.

- We accrued $650 thousand (after-tax) during the three months ended February 28, 2003 for our estimated likely loss in a lawsuit relating to a customer's bankruptcy.

- Our recycling segment reported better profits with continued improvements in both ferrous and nonferrous scrap markets over last year.

- Marketing and distribution's operating profit was higher than last year's second quarter, with most of the improvement in international markets.

- We reduced our bonuses, contributions and employee's retirement plan expenses in line with our lower earnings.

- Our financial position remained strong, with excess cash and no short-term debt at February 28, 2003.

CONSOLIDATED DATA -

The last in, first out (LIFO) method of inventory valuation decreased net earnings by $1.9 million and $1.8 million for the three and six months ended February 28, 2003, respectively. LIFO reduced diluted earnings per share by 7 cents and 6 cents for the three and six months ended February 28, 2003, respectively. For the three months ended February 28, 2002, LIFO decreased net earnings by $404 thousand (1 cent per diluted share). LIFO had substantially no impact on the six months ended February 28, 2002. We have restated the prior year's per share numbers to reflect the stock split referred to in Note F, Earnings per Share, to the condensed consolidated financial statements.

SEGMENT OPERATING DATA -

Unless otherwise indicated, all dollars below are before income taxes.

The following table shows net sales and operating profit (loss) by business segment. Our operating profit (loss), as presented below, is the sum of our earnings (loss) before income taxes, interest expense owed to third parties and discounts on the sales of accounts receivable.


                                                  Three months ended                      Six months ended
                                                     February 28,                            February 28,
                                            -------------------------------         -------------------------------
                                                                       (in thousands)
                                                2003                2002               2003                2002
                                            -----------         -----------         -----------         -----------
          NET SALES:
          Manufacturing                     $   307,499         $   323,440         $   603,829         $   662,036
          Recycling                             100,468              82,918             196,824             165,549
          Marketing and Distribution            264,806             178,381             521,169             337,574
          Corporate and Eliminations            (11,964)            (10,422)            (24,835)            (18,674)
                                            -----------         -----------         -----------         -----------
                                            $   660,809         $   574,317         $ 1,296,987         $ 1,146,485
                                            ===========         ===========         ===========         ===========

          OPERATING PROFIT (LOSS):
          Manufacturing                     $     1,148         $    15,850         $     4,892         $    36,050
          Recycling                               4,050                 198               5,454              (1,024)
          Marketing and Distribution              5,341               2,206              10,113               4,486
          Corporate and Eliminations             (2,141)             (2,301)             (4,104)             (4,552)
                                            -----------         -----------         -----------         -----------
                                            $     8,398         $    15,953         $    16,355         $    34,960
                                            ===========         ===========         ===========         ===========

MANUFACTURING -

We include our steel group and our copper tube division in our manufacturing segment. Our manufacturing operating profit for the three months ended February 28, 2003 decreased $14.7 million (93%) as compared to 2002 on $15.9 million (5%) less net sales. Scrap purchase prices rose significantly because of the high demand for U.S. scrap, export restrictions in Russia and Ukraine, severe weather hampering transportation, the decline in the value of the U.S. dollar and increased demand in Asia, particularly China. Our steel minimills implemented higher selling prices late in the second quarter 2003, but these price increases will take effect gradually in our third and fourth quarters of fiscal 2003. Therefore, the price increases did not offset higher scrap and utility costs. Gross margins were significantly lower as a result of these conditions. Our copper tube mill's gross margins were also lower due to increased copper scrap purchase prices and lower selling prices for its products. Our steel group's downstream fabrication operations were less profitable due to much lower selling prices combined with slightly lower shipments. Lower business spending and commercial construction in the United States resulted in reduced demand for the segment's products, and thus resistance to selling price increases.

The table below reflects steel and scrap prices per ton:


                                                                      Three months ended
                                                                         February 28,
                                                                    ------------------------
                                                                    2003               2002
                                                                    ----               ----
          Average mill selling price (total sales)                  $271               $266
          Average mill selling price (finished goods)                277                270
          Average fabrication selling price                          535                620
          Average ferrous scrap purchase price                        89                 71

Operating profit for our four steel minimills decreased 62% for the three months ended February 28, 2003 compared to 2002. Modest increases in selling prices and more shipments were not enough to offset the higher input costs. Our profits at SMI Texas decreased $1.2 million (22%) for the three months ended February 28, 2003 as compared to 2002. SMI South Carolina lost $2.4 million for the three months ended February 28, 2003 as compared to a $1.9 million profit in 2002. Combined results for SMI Alabama and SMI Arkansas were slightly better than last year. The mills shipped 537,000 tons in the current quarter compared to 501,000 last year, an increase of 7%. We scheduled downtime at the mills in December in order to manage inventories. As a result, mill production decreased with tons rolled down 10% to 429,000. Tons melted decreased 1% to 475,000. The average total mill selling price at $271 per ton was $5 (2%) above last year. Our mill selling price for finished goods increased $7 per ton (3%). Average scrap purchase costs were $18 per ton (25%) higher than last year. Utility expenses increased by $2.0 million as compared to last year, mostly due to higher natural gas costs. During the three months ended February 28, 2003, we accrued $773 thousand for medical benefits provided under early retirement arrangements at SMI Alabama and SMI South Carolina. In the three months ended February 28, 2002, the mills received $2.5 million from a graphite electrode litigation settlement.

The steel group's fabrication and other businesses reported a combined loss of $2.0 million for the three months ended February 28, 2003 as compared to a profit of $6.6 million in 2002. We recorded a $1.3 million expense to value our inventories under the last-in, first-out (LIFO) method during the three months ended February 28, 2003, as compared to a $487 thousand expense in 2002. Excluding SMI-Owen (which was sold in March 2002), operating profits decreased by $8.2 million. Fabrication plant shipments totaled 231,000 tons, 2% less than last year's second quarter shipments of 235,000 tons. Excluding SMI Owen, shipments increased by 3,000 tons (1%). One of our subsidiaries has been notified that a bankrupt customer alleges the subsidiary received payments from the customer within 90 days of bankruptcy filing. The customer claims that these payments are voidable and should be returned to the bankruptcy estate. The payments were for materials and services that we sold to the customer. We accrued $1 million during the 2003 second quarter related to this matter. The average fabrication selling price for the three months ended February 28, 2003 decreased $85 per ton (14%). Our rebar fabrication, construction-related products and post plants reported higher profits during the second quarter 2003, as compared to 2002. We recognized a $482 thousand gain on the trade-in of rental forms in construction-related products. Also, selling prices increased for rebar fabricators. However, our joist and structural steel fabrication plants reported losses on a combined basis for the second quarter 2003, as compared to profits in 2002. In general, our continued cost reduction efforts and initiatives to improve productivity were not enough to offset the drop in gross margins. Joist shipments and joist and structural fabrication selling prices decreased during the second quarter 2003 as compared to 2002. During the three months ended February 28, 2003 the joist plants reduced their inventory book values by $747,000 to their estimated current market value. Also, during the three months ended February 28, 2003, we wrote-down $630 thousand on equipment at one of our other facilities because our projected cash flows from this operation decreased significantly. During the second quarter 2003, we acquired substantially all of the operating assets of E.L. Wills, Inc. in Fresno, California, and D&G Enterprises, Inc., in San Antonio, Texas and American Steel Fabricators in Ft. Myers, Florida. These operations are rebar fabricators. The aggregate purchase price for these operations was not significant.

Our Copper tube division's operating profit decreased $748 thousand (67%) despite 6% more net sales. Copper tube shipments increased 9% to 13.7 million pounds. Production increased 11% to 14.8 million pounds. However, the average selling price dropped 3 cents per pound (3%). The average copper scrap price increased 6 cents per pound (9%) during the three months ended February 28, 2003 as compared to 2002. Although construction of new homes held up relatively well, other market sectors were weaker, which put pressure on selling prices. Other copper tube producers switched production to compete in our primary product line. We delayed some shipments due to bad weather. The division continued to expand its sales of line sets.

RECYCLING -

Our recycling segment reported an operating profit of $4.1 million for the three months ended February 28, 2003. This was our most profitable quarter since 1997. For the same period in 2002, the segment reported an operating profit of $198 thousand after incurring a $455 thousand charge for the closure of its shredder operation in Midland, Texas. Net sales for the three months ended February 28, 2003 were 21% higher at $100 million. Gross margins were 30% higher than the same period last year. The segment processed and shipped 374,000 tons of ferrous scrap during the three months ended February 28, 2003, 11% more than 2002. Ferrous sales prices were on average $94 per ton, or 32% higher than 2002. The following factors contributed to the increase:

        o Greater demand from overseas markets caused by higher Chinese demand for steel-making raw materials,

        o       winter weather which caused lower scrap collections,

        o       the weaker U.S. dollar,

        o       export restrictions from Russia and Ukraine.

Nonferrous shipments were slightly lower at 55,000 tons. The average nonferrous scrap sales price of $1,020 per ton for the three months ended February 28, 2003 was 12% higher than in 2002. The total volume of scrap processed, including the steel group's processing plants, was 642,000 tons, an increase of 10% from the 583,000 tons processed in 2002.

MARKETING AND DISTRIBUTION -

Net sales in the three months ended February 28, 2003 for our marketing and distribution segment increased to $265 million, a 48% increase from 2002. Most of the increase related to sales outside of the United States. Operating profit for the three months ended February 28, 2003 was $5.3 million, up 142% from 2002, mostly due to better results from our international operations. Our U.S. divisions were also more profitable on a combined basis for the three months ended February 28, 2003, as compared to 2002. Sales to and within Asia, especially China, were up significantly. Also, the economy in Australia was still strong. Except for nonferrous semi-finished goods, prices and shipments were generally higher. More demand in several of our key markets, including that for processed material contributed to the improved results. Also, the increased profitability in marketing and distribution was largely due to our strategy in recent years to build up our regional business around the world and to increase our downstream presence. Overall, the weaker U.S. dollar had a positive impact on our marketing and distribution segment.

OTHER -

Employee's retirement plan expenses were lower for the three months ended February 28, 2003 as compared to 2002, and selling general and administrative expenses were flat. Discretionary items, such as bonuses, contributions and profit sharing were much lower commensurate with less profitability. Interest expense was lower due to two interest rate swaps, (see Note E, Long Term Debt, to the condensed consolidated financial statements) which resulted in interest expense savings.

CONTINGENCIES -

See Note H, Contingencies, to the consolidated condensed financial statements.

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

OUTLOOK -

Assuming limited geopolitical fallout, we expect the second half of our fiscal year ending August 31, 2003 to be more profitable due to increased production, shipments and selling prices. We are expecting to achieve between 50% and 60% of our historical second half net earnings over the past three years. During the second half of fiscal 2003, we anticipate that public construction and institutional building will increase despite tighter budgets at the state and local level. Construction activity typically increases in the spring partially due to better weather conditions. We are expecting some improvement in demand from the industrial sector as well, and no further deterioration in commercial construction.

During the second quarter 2003, we implemented two price increases for most of our steel mill products. These price increases totaled $35 per ton and will become partly effective in the third quarter and fully effective during our fourth quarter fiscal 2003. These increases should help restore gross margins at our steel minimills. We are also anticipating better profits at our copper tube mill during the second half of fiscal 2003 due to higher demand in the spring. We are expecting ferrous scrap prices to possibly decline by our fiscal year end. We think that nonferrous prices will flatten. The recycling segment should continue to be profitable under these conditions. We believe that our marketing and distribution markets will have continued good results.

Our 2004 fiscal year should be much more profitable, and we should experience stronger demand for construction-related products and services. We are also expecting that various end-use markets around the world will improve, especially manufacturing activity. We think that emerging markets will show a disproportionate increase in the consumption of steel and nonferrous metals, and we are well-positioned to take advantage of these markets.

This outlook section contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, production rates, interest rates, inventory levels, results of litigation, steel import restrictions, and general market conditions. These forward-looking statements can generally be identified by phrases such as we "expect", "anticipate", "believe", "presume", "think", "plan to", "should", "likely", "appear", "projects", or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:

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

        o global factors including credit availability and political uncertainties

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

For added flexibility, we may secure financing through sales of certain accounts receivable in an amount not to exceed $130 million. We continually sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. Our long-term public debt was $256 million at February 28, 2003 and is investment grade rated by Standard & Poors' Corporation
(BBB), Fitch (BBB) and by Moody's Investors Services (Baa1). We have access to the public markets for potential refinancing or the issuance of additional long-term debt. Also, we have numerous informal, uncommitted credit facilities available from domestic and international banks. These credit facilities are priced at bankers' acceptance rates on a cost of funds basis.

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

Certain of our financing agreements include various covenants. The most restrictive of these covenants requires us to maintain an interest coverage ratio of greater than three times and a debt to capitalization ratio of 55%, as defined in the financing agreement. A few of the agreements provide that if we default on the terms of another financing agreement, it is considered a default under these agreements. We have complied with the requirements, including the covenants of our financing agreements as of and for the three months ended February 28, 2003.

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


We continue to assess alternative means of raising capital, including potential dispositions of under-performing or non-strategic assets. Any potential future major acquisitions could require additional financing from external sources including the issuance of common or preferred stock.

Cash Flows

Our cash flows from operating activities primarily result from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products. We have a diverse and generally stable customer base. We use futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metals commodity prices. See Note G, Derivatives and Risk Management, to the condensed consolidated financial statements.

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

Cash flows from operations before changes in operating assets and liabilities for the six months ended February 28, 2003 decreased to $38.5 million from $50.6 million in 2002 due mostly to lower earnings. We used $42.1 million of net cash flows in our operating activities for the six months ended February 28, 2003 as compared with the $16.3 million of net cash flows provided from our operating activities for the six months ended February 28, 2002. During the six months ended February 28, 2003, we paid more bonuses and other discretionary expenses, which had been accrued at August 31, 2002, than we did during the six months ended February 28, 2002. Net working capital increased to $390 million at February 28, 2003 from $379 million at August 31, 2002. We used funds from temporary investments to pay the accrued expenses as warranted. Also, inventories in marketing and distribution increased mostly due to higher sales orders from outside of the United States and for goods in transit. The current ratio was 2.0 at February 28, 2003, up from 1.9 at August 31, 2002.

We invested $23.5 million in property, plant and equipment during the six months ended February 28, 2003, which was comparable to 2002. In 2002, we acquired the remaining shares of the Coil Steels Group (CSG) for $6.8 million. We expect our capital spending for fiscal 2003 to be less than our $87 million budget, including both new construction and acquisitions to expand our downstream businesses.

We assess our capital spending each quarter and reevaluate our requirements based upon current and expected results. We believe that our capital spending may be about $50 million for fiscal 2003.

Our short-term financing needs were minimal during the six months ended February 28, 2003 mostly due to continued management of working capital and our significant amount of temporary investments. We had no short-term borrowings at February 28, 2003 or 2002. We have no significant amounts due on our long-term debt until July 2005. During the six months ended February 28, 2003, we used $30.6 million from sales of accounts receivable to financial institutions. See Note C, Sales of Accounts Receivable, to the condensed consolidated financial statements.

At February 28, 2003 , 28,213,050 common shares were issued and outstanding, with 4,052,116 held in our treasury. We paid dividends of $4.6 million during the six months ended February 28, 2003, compared to the $3.4 million paid during 2002. During the six months ended February 28, 2003, we purchased 593,610 shares of our common stock at an average price of $15.48 per share. These shares were held in our treasury.

We believe that we have sufficient liquidity for fiscal 2003 and the foreseeable future.

CONTRACTUAL OBLIGATIONS

The following table represents our contractual obligations as of February 28, 2003 (dollars in thousands):

                                                       Payments Due Within *
                                  ----------------------------------------------------------------
                                                                2-3           4-5          After
                                    Total        1 Year        Years         Years        5 Years
                                  --------      --------      --------      --------      --------
Contractual Obligations:

      Long-term Debt (1)          $258,025      $    611      $107,313      $ 50,027      $100,074
      Operating Leases (2)          54,131         7,889        13,054         9,831        23,357
      Unconditional Purchase
          Obligations (3)           84,821        29,185        31,740         6,902        16,994
                                  --------      --------      --------      --------      --------
Total Contractual Cash
      Obligations                 $396,977      $ 37,685      $152,107      $ 66,760      $140,425
                                  ========      ========      ========      ========      ========

*     Cash obligations herein are not discounted.

(1) Total amounts are included in the February 28, 2003 condensed consolidated balance sheet. See Note E, Long-Term Debt, to the condensed consolidated financial statements.

(2) Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in effect as of February 28, 2003.

(3) About 54% of these purchase obligations are for inventory items to be sold in the ordinary course of business; most of the remainder are for supplies associated with normal revenue-producing activities.

At February 28, 2003, we received $32.7 million of net funding from the sales of accounts receivable. See Note C, Sales of Accounts Receivable, to the condensed consolidated financial statements. If we terminated the accounts receivable program on February 28, 2003 we would have to pay the first $32.7 million of collections from accounts sold to third party financial institutions. We have complied with the terms of this program as of, and for the six months ended February 28, 2003.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for our own commitments to perform in certain instances when our customers and suppliers request. A cash deposit of $10.2 million included in other current assets on the condensed consolidated balance sheet collateralized a portion of our outstanding letters of credit. All of the commitments expire within one year.

At the request of a customer and its surety bond issuer, we have agreed to indemnify the surety against all costs the surety may incur should our customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. We are the customer's primary supplier of steel, and steel is a substantial portion of our customer's cost to perform the contracts. We believe we have adequate controls to monitor the customer's performance under the contracts including payment for the steel we supply. As of February 28, 2003, the surety had issued bonds in the total amount (without reduction for the work performed to date) of $11.9 million which are subject to our guaranty obligation under the indemnity agreement. See Note B, Accounting Policies, to the condensed consolidated financial statements.

ACCOUNTING POLICIES-

See Note B, Accounting Policies, to the condensed consolidated financial statements.

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

Also, see Note G, Derivatives and Risk Management, to the condensed consolidated financial statements.

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

         In January, 2003, the Texas Commission on Environmental Quality, or TCEQ, notified our subsidiary, Structural Metals, Inc., or SMI-Texas, of the terms of a proposed Agreed Order to resolve seven pending alleged violations relating to air emissions, record keeping and reporting requirements. The monetary sanction initially proposed by TCEQ in the Agreed Order exceeded $100,000 but was subsequently amended to provide for a proposed administrative penalty of approximately $95,000. SMI-Texas is continuing to review the terms of the proposed Agreed Order as amended, including future air emission monitoring requirements requested by the TCEQ, and has not yet determined if it will contest the alleged violations.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not Applicable

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the registrant's annual meeting of stockholders held January 23, 2003, the three nominees named in the Company's Proxy Statement dated December 11, 2002, were elected to serve as directors until the 2006 annual meeting, the proposal to amend the Company's General Employee Stock Purchase Plan to increase by 1,000,000 the number of shares available for issuance pursuant to the Plan, and to increase the maximum number of shares that an eligible employee may elect to purchase annually from 200 to 400 was approved and the appointment of Deloitte & Touche, LLP, as auditors of the registrant for the fiscal year ending August 31, 2003 was ratified. There was no solicitation in opposition to management's nominees for directors.


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


                                           COMMERCIAL METALS COMPANY


                                           /s/ William B. Larson
                                           -----------------------------------
April 11, 2003                             William B. Larson
                                           Vice President
                                           & Chief Financial Officer



                                           /s/ Malinda G. Passmore
                                           ----------------------------------
April 11, 2003                             Malinda G. Passmore
                                           Controller

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

Date: April 11, 2003



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

Date: April 11, 2003




                                   /s/ William B. Larson
                                   -------------------------------------------
                                   William B. Larson
                                   Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


      Exhibit No                      Description

         99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.