Form 10-Q
period 2003-05-31
COMMERCIAL METALS CO
filed 2003-07-15
CIK 22444

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

For Quarter ended May 31, 2003
Commission File Number 1-4304

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

                             6565 N. MacArthur Blvd.
                               Irving, Texas 75039
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                Yes          No
                                 X
                                ---          ---

As of June 30, 2003 there were 27,950,196 shares of the Company's common stock issued and outstanding excluding 4,314,970 shares held in the Company's treasury.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                           PAGE NO.
                                                                                         --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
                  May 31, 2003 and August 31, 2002                                            2-3

         Condensed Consolidated Statements of Earnings -
                  Three and Nine months ended May 31, 2003 and 2002                             4

         Condensed Consolidated Statements of Cash Flows -
                  Nine months ended May 31, 2003 and 2002                                       5

         Condensed Consolidated Statement of Stockholders' Equity -
                  Nine months ended May 31, 2003                                                6

         Notes to Condensed Consolidated Financial Statements                              7 - 12

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                           13 - 23

Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                                                  24

Item 4.  Controls and Procedures                                                               25

PART II - OTHER INFORMATION                                                                    26

SIGNATURES                                                                                     27

SECTION 302 CERTIFICATIONS                                                                28 - 29

SECTION 906 CERTIFICATIONS                                                                30 - 31

ITEM 1 - FINANCIAL STATEMENTS

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                        ( In thousands except share data)

                                                          May 31,        August 31,
                                                           2003             2002
                                                        -----------     -----------
CURRENT ASSETS:

  Cash                                                      $31,026         $33,245
  Temporary investments                                      24,998          91,068
  Accounts receivable (less allowance for
    collection losses of $5,533 and $5,958)                 236,653         207,844
  Notes receivable from affiliate                           133,066         143,041
  Inventories                                               295,098         268,040
  Other                                                      55,536          50,914
                                                        -----------     -----------
                                TOTAL CURRENT ASSETS        776,377         794,152

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                      33,030          29,099
   Buildings                                                124,584         119,592
   Equipment                                                743,330         727,650
   Leasehold improvements                                    37,673          34,637
   Construction in process                                   15,886          10,801
                                                        -----------     -----------
                                                            954,503         921,779
   Less accumulated depreciation
    and amortization                                       (582,490)       (543,624)
                                                        -----------     -----------
                                                            372,013         378,155

OTHER ASSETS                                                 61,412          57,769
                                                        -----------     -----------
                                                         $1,209,802      $1,230,076
                                                        ===========     ===========

            See notes to condensed consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                       May 31,        August 31,
                                                        2003             2002
                                                     -----------     -----------
CURRENT LIABILITIES:

  Short-term borrowings                              $        --     $        --
  Accounts payable                                       270,844         275,209
  Accrued expenses and other payables                    114,458         133,631
  Income taxes payable                                     5,262           5,676
  Current maturities of long-term debt                       567             631
                                                     -----------     -----------
                      TOTAL CURRENT LIABILITIES          391,131         415,147

DEFERRED INCOME TAXES                                     34,995          32,813

OTHER LONG-TERM LIABILITIES                               28,944          24,841

LONG-TERM DEBT                                           257,633         255,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
     Preferred stock                                          --              --
     Common stock, par value $5.00 per share:
       Authorized 40,000,000 shares; issued
           32,265,166 shares;
            outstanding 27,868,176 and 28,518,453
            shares                                       161,326         161,326
  Additional paid-in capital                                 760             170
  Accumulated other comprehensive income (loss)            2,887          (1,458)
  Retained earnings                                      393,362         392,004
                                                     -----------     -----------
                                                         558,335         552,042
       Less treasury stock,
           4,396,990 and 3,746,713 shares at cost        (61,236)        (50,736)
                                                     -----------     -----------
                                                         497,099         501,306
                                                     -----------     -----------
                                                     $ 1,209,802     $ 1,230,076
                                                     ===========     ===========

            See notes to condensed consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands except share data)
                                   (Unaudited)

                                                       Three months ended            Nine months ended
                                                             May 31,                      May 31,
                                                   --------------------------    --------------------------
                                                       2003           2002           2003           2002
                                                   -----------    -----------    -----------    -----------
NET SALES                                          $   774,148    $   651,600    $ 2,071,135    $ 1,798,085

COSTS AND EXPENSES:
   Cost of goods sold                                  699,732        559,484      1,867,747      1,553,002

   Selling, general and administrative expenses         61,442         58,133        168,485        169,838

   Employees' retirement plans                           3,123          4,509          9,008         11,441

   Interest expense                                      4,878          4,575         12,766         14,605
                                                   -----------    -----------    -----------    -----------
                                                       769,175        626,701      2,058,006      1,748,886
                                                   -----------    -----------    -----------    -----------
EARNINGS BEFORE INCOME TAXES                             4,973         24,899         13,129         49,199

INCOME TAXES                                             1,951          8,466          4,969         17,712
                                                   -----------    -----------    -----------    -----------
NET EARNINGS                                       $     3,022    $    16,433    $     8,160    $    31,487
                                                   ===========    ===========    ===========    ===========
Basic earnings per share                           $      0.11    $      0.59    $      0.29    $      1.17

Diluted earnings per share                         $      0.11    $      0.56    $      0.28    $      1.13

Cash dividends per share                           $      0.08    $     0.065    $      0.24    $     0.195

Average basic shares outstanding                    28,047,456     27,983,434     28,284,752     27,007,668

Average diluted shares outstanding                  28,147,577     29,131,438     28,645,492     27,904,366

            See notes to condensed consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine months ended
                                                                                      May 31,
                                                                               ---------------------
                                                                                 2003         2002
                                                                               --------     --------
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
   Net earnings                                                                $  8,160     $ 31,487
   Adjustments to earnings not requiring cash:
      Depreciation and amortization                                              45,856       46,507
      Provision for losses on receivables                                         3,375        2,991
      Deferred income taxes                                                       2,182       (3,069)
      Tax benefits from stock plans                                                 112        4,316
      Gain on sale of SMI Owen                                                       --       (5,234)
      Other                                                                         789           54
                                                                               --------     --------
  Cash flows from operations before changes in
      operating assets and liabilities                                           60,474       77,052

  Changes in operating assets and liabilities, net of effect of Coil Steels Group and Symons acquisitions and sale of SMI Owen:
      Decrease (increase) in accounts receivable                                (58,666)     (27,412)
      Funding from accounts receivable sold, net change                          44,973      (18,661)
      Decrease (increase) in inventories                                        (26,760)     (36,528)
      Decrease (increase) in other assets                                        (9,632)       4,496
      Increase (decrease) in accounts payable,
         accrued expenses, other payables and income taxes                      (24,031)      36,480
      Increase in other long-term liabilities                                     4,103        9,559
                                                                               --------     --------
Net Cash Flows From (Used By) Operating Activities                               (9,539)      44,986

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                  (35,936)     (28,153)
    Acquisition of Symons' Denver, CO business                                   (5,628)          --
    Acquisition of Coil Steels Group, net of cash received                           --       (6,834)
    Sale of assets of SMI Owen                                                       --       19,705
    Sales of property, plant and equipment                                          136          401
    Temporary investments - net change                                           66,070      (38,977)
                                                                               --------     --------
Net Cash From (Used By) Investing Activities                                     24,642      (53,858)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
     Short-term borrowings - net change                                              --       (9,981)
     Payments on long-term debt                                                    (498)      (9,036)
     Stock issued under incentive and  purchase plans                             4,588       29,133
     Treasury stock acquired                                                    (14,610)          --
     Dividends paid                                                              (6,802)      (5,244)
                                                                               --------     --------
Net Cash From (Used by) Financing Activities                                    (17,322)       4,872
                                                                               --------     --------
Decrease in Cash                                                                 (2,219)      (4,000)

Cash at Beginning of Year                                                        33,245       32,921
                                                                               --------     --------
Cash at End of Period                                                          $ 31,026     $ 28,921
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

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands except share data)
                                   (Unaudited)

                                                        Common Stock                         Accumulated
                                                 --------------------------      Add'l          Other
                                                  Number of                     Paid-in     Comprehensive     Retained
                                                   Shares         Amount        Capital     Income (Loss)     Earnings
                                                 ----------     -----------     --------    -------------   -----------
Balance September 1, 2002:                       32,265,166     $   161,326     $    170    $      (1,458)  $   392,004

Comprehensive income:
   Net earnings for nine months
     ended May 31, 2003                                                                                           8,160
   Other comprehensive income:
        Foreign currency translation
          adjustment, net of taxes of $2,340                                                        4,345


Comprehensive income

Cash dividends                                                                                                   (6,802)

Stock issued under incentive and
      purchase plans                                                                 478

Tax benefits from stock plans                                                        112

Treasury stock acquired
                                                 ----------     -----------     --------    -------------   -----------
Balance May 31, 2003                             32,265,166     $   161,326     $    760    $       2,887   $   393,362
                                                 ==========     ===========     ========    =============   ===========


                                                            Treasury Stock
                                                     --------------------------
                                                     Number of
                                                       Shares          Amount          Total
                                                     ----------      ----------      ---------
Balance September 1, 2002:                           (3,746,713)     $  (50,736)     $ 501,306

Comprehensive income:
   Net earnings for nine months
     ended May 31, 2003                                                                  8,160
   Other comprehensive income:
        Foreign currency translation
          adjustment, net of taxes of $2,340                                             4,345
                                                                                     ---------
Comprehensive income                                                                    12,505

Cash dividends                                                                          (6,802)

Stock issued under incentive and
      purchase plans                                    301,133           4,110          4,588

Tax benefits from stock plans                                                              112

Treasury stock acquired                                 951,410)        (14,610)       (14,610)
                                                     ----------      ----------      ---------
Balance May 31, 2003                                 (4,396,990)     $  (61,236)     $ 497,099
                                                     ==========      ==========      =========

            See notes to condensed consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - QUARTERLY FINANCIAL DATA

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 2003 and August 31, 2002 and the results of operations for the three and nine months ended May 31, 2003 and 2002 and cash flows for the nine months ended May 31, 2003 and 2002. The results of operations for the nine month periods are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended August 31, 2002 included in its Form 10-K filed with the Securities and Exchange Commission.

NOTE B - ACCOUNTING POLICIES

           Effective September 1, 2002, goodwill was no longer amortized. Goodwill was $6.8 million at May 31, 2003 and at August 31, 2002. The comparison to the prior year period was as follows (in thousands):

                               Three months ended      Nine months ended
                                      May 31,                May 31,
                               -------------------     -------------------
                                 2003        2002        2003        2002
                               -------     -------     -------     -------
Reported net earnings          $ 3,022     $16,433     $ 8,160     $31,487
Add: goodwill amortization          --         184          --         521
                               -------     -------     -------     -------

Adjusted net earnings          $ 3,022     $16,617     $ 8,160     $32,008
                               =======     =======     =======     =======

           The goodwill amortization was $0.01 per basic and diluted share for the three months ended May 31, 2002, and $0.02 per basic and diluted share for the nine months ended May 31, 2002.

           In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees on Indebtedness of Others which applies to all guarantees issued or modified after December 31, 2002. The Company has not entered into or modified any significant guarantees since December 31, 2002, and therefore no liability was recorded at May 31, 2003. The Company's existing guarantees at December 31, 2002 had been given at the request of a customer and its surety bond issuer. The Company has agreed to indemnify the surety against all costs that the surety may incur should the customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. As of May 31, 2003, the surety had issued bonds in the total amount (without reduction for the work performed to date) of $11.9 million, which are subject to the Company's guarantee obligation under the indemnity agreement. The fair value of these guarantees was not significant.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

STOCK-BASED COMPENSATION

           The Company accounts for stock options granted to employees and directors using the intrinsic value based method of accounting. Under this method, the Company does not recognize compensation expense for the stock options because the exercise price is equal to the market price of the underlying stock on the date of the grant. If the Company had used the fair value based method of accounting, net earnings and earnings per share would have been reduced to the pro-forma amounts listed in the table below. The Black-Scholes option pricing model was used to calculate the pro forma stock-based compensation costs. For purposes of the pro forma disclosures, the assumed compensation expense is amortized over the option's vesting periods. The pro forma information is consistent with assumptions used in the year end calculations.

(in thousands, except per share amounts)

                                          Three months ended           Nine months ended
                                                May 31,                      May 31,
                                        ------------------------     ------------------------
                                           2003           2002          2003           2002
                                        ---------     ----------     ---------     ----------
Net earnings-as reported                $   3,022     $   16,433     $   8,160     $   31,487
Pro forma stock-based
      compensation cost                       588            603         1,265          1,038
                                        ---------     ----------     ---------     ----------
Net earnings-pro forma                  $   2,434     $   15,830     $   6,895     $   30,449
                                        =========     ==========     =========     ==========

Net earnings per share-as reported:
      Basic                             $     .11     $     0.59     $     .29     $     1.17
      Diluted                           $     .11     $     0.56     $     .28     $     1.13
Net earnings per share-pro forma:
      Basic                             $     .09     $     0.57     $     .24     $     1.13
      Diluted                           $     .09     $     0.54     $     .24     $     1.09

NOTE C - SALES OF ACCOUNTS RECEIVABLE

           As a cost effective short-term financing program, the Company and several of its subsidiaries periodically sell trade accounts receivable substantially to the Company's wholly-owned unconsolidated special purpose affiliate. Depending on the level of financing needs, the affiliate receives funds from a third party financial institution. The key components were as follows (in thousands):

                                              May 31,    August 31,
                                               2003         2002
                                             --------    ----------
Total accounts receivable sold               $156,190     $145,960
Less notes receivable from affiliate          136,190      145,960
                                             --------     --------
Net proceeds from financial institutions     $ 20,000     $     --
                                             ========     ========

The notes receivable from affiliate are presented in the condensed consolidated balance sheets net of allowance of $3.1 million at May 31, 2003 and $2.9 million at August 31, 2002. These notes represent amounts withheld for credit and other reserves, as well as excess funding capacity not currently needed by the Company. Discounts were $199 thousand and $510 thousand for the three and nine months ended May 31, 2003, and $69 thousand and $699 thousand for the three and nine months ended May 31, 2002, respectively. These discounts represented primarily the costs of funds and were included in selling, general and administrative expenses.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

In addition to the arrangement described above, the Company's international subsidiaries periodically sell accounts receivable. Accounts receivable sold under these arrangements totaled $27.1 million at May 31, 2003 and $2.1 million at August 31, 2002.

NOTE D - INVENTORIES

           Before deduction of last in first out (LIFO) inventory valuation reserves of $16.1 million and $8.1 million at May 31, 2003 and August 31, 2002, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company's inventories are in finished goods, with minimal work in process. Approximately $16.3 million and $16.5 million were in raw materials at May 31, 2003 and August 31, 2002, respectively.

NOTE E - LONG TERM DEBT

           Long-term debt (in thousands) was as follows:

                             May 31,    August 31,
                              2003         2002
                            --------    ----------
7.20% notes due 2005        $106,873     $104,775
6.80% notes due 2007          50,000       50,000
6.75% notes due 2009         100,000      100,000
Other                          1,327        1,825
                            --------     --------
                             258,200      256,600

Less current maturities          567          631
                            --------     --------
                            $257,633     $255,969
                            ========     ========

On April 9, 2002 the Company entered into two interest rate swaps to convert a portion of the Company's long term debt from a fixed interest rate to a floating interest rate. The impact of these swaps is to adjust the amount of fixed rate and floating rate debt and to reduce overall financing costs. The swaps effectively convert the interest rate on the $100 million debt due July 2005 from the fixed rate of 7.20% to six month LIBOR (determined in arrears) plus a spread of 2.02%. The interest rate is set on January 15th and July 15th, and for the quarter ended May 31, 2003, was estimated to be an annualized rate of 3.19%. The total fair value of both swaps, including accrued interest, was $8.4 million and $5.2 million at May 31, 2003 and August 31, 2002, respectively. The swaps are recorded in other long-term assets, with a corresponding increase in the 7.20% long-term notes, representing the change in fair value of the hedged debt. These hedges were highly effective for the three and nine months ended May 31, 2003.

NOTE F - EARNINGS PER SHARE

           On May 20, 2002, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on its common stock.

           In calculating earnings per share, there were no adjustments to net earnings to arrive at income for the three or nine months ended May 31, 2003 or 2002. The reconciliation of the denominators of earnings per share calculations are as follows:

                                                                  Three months ended             Nine months ended
                                                                        May 31,                       May 31,
                                                               -------------------------     -------------------------
                                                                  2003           2002           2003           2002
                                                               ----------     ----------     ----------     ----------
Shares outstanding for basic earnings per share                28,047,456     27,983,434     28,284,752     27,007,668
Effect of dilutive securities-stock options/purchase plans        100,121      1,148,004        360,740        896,698
                                                               ----------     ----------     ----------     ----------
Shares outstanding for diluted earnings per share              28,147,577     29,131,438     28,645,492     27,904,366

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Stock options with total share commitments of 1,206,335 at May 31, 2003 were anti-dilutive based on the average share price for the quarter of $15.34. All stock options expire by 2010.

At May 31, 2003, the Company had authorization to purchase 1,116,152 of its common shares.

All stock options at May 31, 2002 were dilutive based on the average share price of $21.145 for the quarter.

NOTE G- DERIVATIVES AND RISK MANAGEMENT

           The Company's worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company's risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities' prices, and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. The Company designates only those contracts as hedges for accounting purposes which closely match the terms of the underlying transaction. These hedges resulted in substantially no ineffectiveness in the statements of earnings for the three or nine months ended May 31, 2003 and 2002. Certain of the foreign currency and all of the commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges. The changes in fair value of these instruments resulted in a $106 thousand increase and a $199 thousand decrease in cost of goods sold for the three months ended May 31, 2003 and 2002, respectively. Also, cost of goods sold decreased by $391 thousand and $546 thousand for the nine months ended May 31, 2003 and 2002, respectively, due to changes in the fair value of these instruments. All of the instruments are highly liquid, and none are entered into for trading purposes or speculation.

See Note E, Long-Term Debt, regarding the Company's interest rate risk management strategy.

NOTE H - CONTINGENCIES

CONSTRUCTION CONTRACT DISPUTES

           See Note 10, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2002.

           At August 31, 2002, $9.6 million was accrued (including interest) for an adverse trial judgment. The judgment was upheld on appeal in February 2003, and paid and released during the three months ended May 31, 2003.

           Subsequent to May 31, 2003, the Company's subsidiary, SMI-Owen Steel Company, Inc., (SMI-Owen) settled, contingent upon approval by the Bankruptcy Court which has jurisdiction over one of the parties, all disputes between SMI-Owen, the general contractor and the owner of a large hotel and casino complex. SMI-Owen will pay $1.25 million of the $3.5 million settlement payment with $2.25 million to be paid by an insurance company. The resolution of this dispute will resolve all material claims asserted against SMI-Owen arising from the project. The settlement agreement provides that SMI-Owen reserves all rights with regard to pending litigation against an insurance broker for insurance benefits not received by SMI-Owen due to the broker's acts, errors, omissions and other conduct related to the insurance program for the project. The Company had adequate amounts accrued at May 31, 2003.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

           A subsidiary of the Company has been notified that a customer, now in bankruptcy proceedings, alleges the subsidiary received payments from the customer within 90 days of bankruptcy filing which are voidable and should be returned to the bankruptcy estate. The payments were for materials and services sold by the subsidiary to the customer. The Company believes it has valid legal defenses against such claim and intends to vigorously defend this claim. The Company had accrued $1 million as of May 31, 2003 relating to this matter.

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

NOTE J - ACQUISITIONS

           On May 5, 2003, the Company acquired substantially all of the operating assets of the Denver, Colorado location of Symons Corporation for $5.6 million cash. This acquisition expands the Company's concrete form and construction-related product sales in the western part of the United States. The purchase price allocation has been prepared on a preliminary basis, and reasonable changes may be made following valuation by business appraisers of the intangible assets. Following is a summary of the estimated fair values of the assets acquired as of the date of the acquisition (in thousands):

Rental equipment                   $4,400
Identifiable intangible assets      1,000
Inventory                             173
Equipment                              55
                                   ------
                                   $5,628
                                   ======

Rental equipment and intangible assets are included in long-term other assets on the May 31, 2003 condensed consolidated balance sheets. The results of operations subsequent to May 5, 2003 are included in the condensed consolidated statement of earnings.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE K - BUSINESS SEGMENTS

The following is a summary of certain financial information by reportable segment (in thousands):

                                                              Three months ended May 31, 2003
                                      -------------------------------------------------------------------------------
                                                                        Marketing &          Corp. &
                                      Manufacturing       Recycling    Distribution            Elim.     Consolidated
                                      -------------       ---------    ------------        ---------     ------------
Net sales - unaffiliated customers        $ 353,547       $ 113,525       $ 307,025        $      51        $ 774,148
Inter-segments sales                            847          10,224           4,046          (15,117)              --
                                          ---------       ---------       ---------        ---------        ---------
                                            354,394         123,749         311,071          (15,066)         774,148

Earnings (loss) before income taxes           2,215           5,035           4,444           (6,721)           4,973


                                                              Three months ended May 31, 2002
                                      -------------------------------------------------------------------------------
                                                                        Marketing &          Corp. &
                                      Manufacturing       Recycling    Distribution            Elim.     Consolidated
                                      -------------       ---------    ------------        ---------     ------------
Net sales - unaffiliated customers         $355,898        $ 95,182       $ 200,285        $     235         $651,600
Inter-segments sales                            974           7,061           2,382          (10,417)              --
                                           --------        --------       ---------        ---------         --------
                                            356,872         102,243         202,667          (10,182)         651,600

Earnings (loss) before income taxes          25,992           2,136           2,572           (5,801)          24,899


                                                              Nine months ended May 31, 2003
                                      -------------------------------------------------------------------------------
                                                                        Marketing &          Corp. &
                                      Manufacturing       Recycling    Distribution            Elim.     Consolidated
                                      -------------       ---------    ------------        ---------     ------------
Net sales - unaffiliated customers         $955,816        $297,184       $ 817,728        $     407     $  2,071,135
Inter-segments sales                          2,407          23,389          14,512          (40,308)              --
                                           --------        --------       ---------        ---------     ------------
                                            958,223         320,573         832,240          (39,901)       2,071,135

Earnings(loss) before income taxes            6,958          10,451          13,619          (17,899)          13,129

Total assets - May 31, 2003                 714,117          98,068         310,492           87,125        1,209,802


                                                              Nine months ended May 31, 2002
                                      -------------------------------------------------------------------------------
                                                                        Marketing &          Corp. &
                                      Manufacturing       Recycling    Distribution            Elim.     Consolidated
                                      -------------       ---------    ------------        ---------     ------------
Net sales - unaffiliated customers       $1,016,314        $251,589       $ 529,816        $     366     $  1,798,085
Inter-segments sales                          2,594          16,203          10,425          (29,222)              --
                                         ----------        --------       ---------        ---------     ------------
                                          1,018,908         267,792         540,241          (28,856)       1,798,085

Earnings(loss) before income taxes           61,614           1,000           5,958          (19,373)          49,199

Total assets - May 31, 2002                 717,680         100,488         253,885          114,026        1,186,079

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CONSOLIDATED RESULTS OF OPERATIONS
                                  (in millions)

                            Three Months Ended             Nine Months Ended
                                  May 31,                       May 31,
                          -----------------------       -----------------------
                            2003           2002           2003           2002
                          --------       --------       --------       --------
Net sales                 $    774       $    652       $  2,071       $  1,798

Net earnings                   3.0           16.4            8.2           31.5

EBITDA *                      25.6           44.8           72.3          111.0

Ending LIFO reserve           16.1            6.3


* Earnings before financing costs, income taxes, depreciation and amortization.

We have included a financial statement measure in the table above that was not derived in accordance with generally accepted accounting principles (GAAP). EBITDA is a non-GAAP financial performance measure. In calculating EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization. We and others use EBITDA as one guideline to assess our ability to pay our current debt obligations as they mature and a tool to calculate possible future levels of leverage capacity. Reconciliations to the most comparable GAAP measure, net earnings, are provided below (in millions):

                                     Three Months Ended            Nine Months Ended
                                           May 31,                     May 31,
                                    ---------------------       ---------------------
                                     2003          2002          2003          2002
                                    -------       -------       -------       -------
Net earnings                        $   3.0       $  16.4       $   8.2       $  31.5
Financing costs                         5.1           4.7          13.3          15.3
Income taxes                            2.0           8.5           5.0          17.7
Depreciation and amortization          15.5          15.2          45.8          46.5
                                    -------       -------       -------       -------
EBITDA                              $  25.6       $  44.8       $  72.3       $ 111.0
                                    =======       =======       =======       =======

The following events had a significant financial impact during the third quarter ended May 31, 2003 as compared to 2002:

- We recorded a $3.4 million (after-tax) LIFO expense ($0.12 per diluted share) compared to minimal LIFO expense in the prior year period.

- Our steel and the copper tube minimills' earnings decreased due primarily to higher scrap, utility and other input costs which were not offset by increased selling prices.

- Margins were lower at the steel group's fabrication operations due to lower selling prices, in spite of higher shipments.

- In the prior year third quarter, we recorded a $3.4 million (after-tax) gain from the sale of the assets of SMI Owen Steel Company.

- Profits in our recycling segment more than doubled from last year's third quarter due mostly to the steel (ferrous) scrap markets.

- Marketing and distribution's operating profit was significantly higher than last year's third quarter, with most of the improvement in international markets.

- We reduced bonuses, contributions and employee's retirement plan expenses in line with lower earnings.

-        We maintained excess cash and had no short-term debt at May 31, 2003.

CONSOLIDATED DATA -

The LIFO method of inventory valuation decreased net earnings by $3.4 million and $5.2 million for the three and nine months ended May 31, 2003, respectively. LIFO reduced diluted earnings per share by 12 cents and 18 cents for the three and nine months ended May 31, 2003, respectively. For the three and nine months ended May 31, 2002, LIFO increased net earnings by $137 thousand and $101 thousand, respectively, (no effect per diluted share).

SEGMENT OPERATING DATA -

Unless otherwise indicated, all dollars below are before income taxes.

Our management uses a non-GAAP measure, operating profit, to compare and evaluate the financial performance of our segments. Operating profit, as presented below, is the sum of our earnings before income taxes, and financing costs. Operating profit provides a core operational earnings measurement that compares segments without the need to adjust for federal, but more specifically state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of operating profit. The results are therefore without consideration of financing alternatives of capital employed. In the following table we are providing a reconciliation of the non-GAAP measure, operating profit (loss), to net earnings
(loss), the most comparable GAAP measure (in thousands):

                                                                          Marketing and     Corporate and
Segment                                Manufacturing      Recycling       Distribution      Eliminations         Total
--------------------------------       -------------      ---------       -------------     -------------       -------
Three months ended May 31, 2003:
Net earnings                              $ 1,378          $ 3,222          $ 3,498          $ (5,076)          $ 3,022
Income taxes                                  837            1,813              947            (1,646)            1,951
Financing costs                                99               32            1,395             3,551             5,077
                                          -------          -------          -------          --------           -------
Operating profit                          $ 2,314          $ 5,067          $ 5,840          $ (3,171)          $10,050
                                          =======          =======          =======          ========           =======

Three months ended May 31, 2002:
Net earnings                              $16,219          $ 1,379          $ 1,663          $ (2,828)          $16,433
Income taxes                                9,773              757              909            (2,973)            8,466
Financing costs                               147               33              682             3,782             4,644
                                          -------          -------          -------          --------           -------
Operating profit                          $26,139          $ 2,169          $ 3,254          $ (2,019)          $29,543
                                          =======          =======          =======          ========           =======


                                                                          Marketing and     Corporate and
Segment                                Manufacturing      Recycling       Distribution      Eliminations         Total
--------------------------------       -------------      ---------       -------------     -------------       -------
Nine months ended May 31, 2003:
Net earnings                              $ 4,383          $ 6,689          $10,629          $(13,541)          $ 8,160
Income taxes                                2,575            3,762            2,991            (4,359)            4,969
Financing costs                               248               70            2,333            10,625            13,276
                                          -------          -------          -------          --------           -------
Operating profit                          $ 7,206          $10,521          $15,953          $ (7,275)          $26,405
                                          =======          =======          =======          ========           =======

Nine months ended May 31, 2002:
Net earnings                              $38,418          $   646          $ 3,856          $(11,433)          $31,487
Income taxes                               23,196              355            2,102            (7,941)           17,712
Financing costs                               575              144            1,782            12,803            15,304
                                          -------          -------          -------          --------           -------
Operating profit                          $62,189          $ 1,145          $ 7,740          $ (6,571)          $64,503
                                          =======          =======          =======          ========           =======

The following table shows net sales and operating profit (loss) by business segment (in thousands):

                                    Three months ended                 Nine months ended
                                          May 31,                           May 31,
                                ---------------------------       -----------------------------
                                  2003             2002              2003              2002
                                ---------       -----------       -----------       -----------
NET SALES:
Manufacturing                   $ 354,394       $   356,872       $   958,223       $ 1,018,908
Recycling                         123,749           102,243           320,573           267,792
Marketing and Distribution        311,071           202,667           832,240           540,241
Corporate and Eliminations        (15,066)          (10,182)          (39,901)          (28,856)
                                ---------       -----------       -----------       -----------
                                $ 774,148       $   651,600       $ 2,071,135       $ 1,798,085
                                =========       ===========       ===========       ===========

OPERATING PROFIT (LOSS):
Manufacturing                   $   2,314       $    26,139       $     7,206       $    62,189
Recycling                           5,067             2,169            10,521             1,145
Marketing and Distribution          5,840             3,254            15,953             7,740
Corporate and Eliminations         (3,171)           (2,019)           (7,275)           (6,571)
                                ---------       -----------       -----------       -----------
                                $  10,050       $    29,543       $    26,405       $    64,503
                                =========       ===========       ===========       ===========

MANUFACTURING -

We include our steel group and our copper tube division in our manufacturing segment. Operating profit is approximately equal to earnings before income taxes for our four steel minimills, our copper tube mill and the steel group's fabrication operations. Our manufacturing operating profit for the three months ended May 31, 2003 decreased $23.8 million as compared to 2002. Excluding the gain of $5.2 million from the sale of SMI Owen in 2002, operating profit decreased 89%. Without the 2002 gain, net sales increased $2.7 million (1%). Scrap purchase prices were driven sharply higher by offshore demand and the weakening value of the U.S. dollar. Our steel minimills implemented higher selling prices late in the second quarter 2003, and again in the third quarter. These price increases became partially effective in our third quarter. Therefore, the price increases did not fully offset higher scrap and utility costs. Gross margins were significantly lower as a result of these conditions. Our copper tube mill's gross margins were also lower due to increased copper scrap purchase prices and lower selling prices for its products. Our steel group's downstream fabrication operations (excluding the gain on the sale of SMI Owen in 2002) were less profitable in 2003 due to much lower selling prices which more than offset the impact of higher 2003 shipments.

Our manufacturing segment's operating profit for the nine months ended May 31, 2003 decreased $55.0 million as compared to 2002. The sale of SMI Owen and a litigation settlement at the mills in 2002 accounted for $10.6 million of the decrease. Overall shipments for the nine months ended May 31, 2003 were higher as compared to 2002. However, gross margins were lower primarily because scrap and utility costs were not offset by price increases.

The table below reflects steel and scrap prices per ton:

                                               Three months ended    Nine months ended
                                                    May 31,                May 31,
                                               ------------------    -----------------
                                                2003        2002      2003       2002
                                               ------      ------    ------      -----
Average mill selling price (total sales)         $280      $267        $274      $270
Average mill selling price (finished goods)       289       273         283       275
Average fabrication selling price                 520       598         536       619
Average ferrous scrap purchase price              106        84          96        76

Operating profit for our four steel minimills decreased 91% for the three months ended May 31, 2003 as compared to 2002. The effect of valuing inventories under the LIFO method accounted for 35% of the decrease in operating profit for the three months ended May 31, 2003 as compared to 2002. Also, operating profit in 2003 decreased because higher selling prices and more shipments were not enough to offset higher input costs, including scrap and utilities. Our operating profit at SMI Texas decreased 30% to $5.1 million for the three months ended May 31, 2003 as compared to an operating profit of $7.3 million in 2002. SMI South Carolina lost $2.0 million for the three months ended May 31, 2003 as compared to a $1.6 million operating profit in 2002. Operating profit at our SMI Alabama mill for the three months ended May 31, 2003 decreased 51% to $949 thousand as compared to $1.9 million in 2002. SMI Arkansas reported a $3.0 million operating loss in 2003 as compared to a $1.1 million profit in 2002. The loss was entirely attributable to LIFO expense caused by anticipated higher year end inventories of rerolling rail at SMI Arkansas. The mills shipped 634,000 tons in 2003 compared to 612,000 tons in 2002, an increase of 4%, due to higher billet sales. The mills rolled 544,000 tons, down 2% as compared to 2002. Tons melted increased 1% to 572,000. The average total mill selling price at $280 per ton was $13 (5%) above last year. Our mill selling price for finished goods increased $16 per ton (6%). Average scrap purchase costs were $22 per ton (26%) higher than last year. Utility expenses increased by $3.5 million for the three months ended May 31, 2003 as compared to 2002, mostly due to higher natural gas costs.

Operating profit for our four steel minimills decreased 78% for the nine months ended May 31, 2003 as compared to 2002. The effect of valuing inventories under the LIFO method accounted for 21% of the decrease in operating profit for the nine months ended May 31, 2003 as compared to 2002. The average total mill selling price at $274 per ton was $4 (1%) above last year. But average scrap purchase costs were $20 per ton (26%) higher than last year. Also, utility expenses increased by $6.6 million for the nine months ended May 31, 2003 as compared to 2002, mostly due to higher natural gas costs. The mills shipped 1,676,000 tons year to date in 2003 as compared to 1,589,000 tons in 2002, an increase of 5%. Also, during the nine months ended May 31, 2002 we received $2.5 million from a graphite electrode litigation settlement.

The steel group's fabrication and other businesses reported a combined operating profit of $3.6 million for the three months ended May 31, 2003 as compared to a profit of $14.1 million in 2002. We recorded a $5.2 million gain from the sale of SMI Owen Steel Company in March 2002. Excluding this gain, operating profits decreased by $5.3 million (60%) for the three months ended May 31, 2003 as compared to 2002. Our fabrication plants shipped 286,000 tons in 2003, 15% more than 2002's third quarter shipments of 248,000 tons. Our fabricated rebar shipments increased 51,000 tons (37%) as compared to 2002. Lower structural, joist and post plant shipments partially offset this increase. The average fabrication selling price for the three months ended May 31, 2003 decreased $78 per ton (13%). Our rebar fabrication, construction-related products, post and heat treating plants were profitable during the third quarter 2003. Our joist and structural steel fabrication operations recorded losses during the three months ended May 31, 2003 primarily due to lower selling prices. During the three months ended May 31, 2003, the joist plants reduced their inventory book values by $720,000 to their estimated current market value. Also, during the three months ended May 31, 2003, we wrote-down $393 thousand of inventory at one of our other fabrication facilities and we recognized a $365 thousand gain on the trade-in of rental forms in construction-related products. On May 5, 2003, we acquired substantially all of the operating assets of the Denver, Colorado location of Symons Corporation, a concrete formwork supplier servicing construction needs throughout the Rocky Mountain States. The purchase price for this operation was $5.6 million. See Note J, Acquisitions, to the condensed consolidated financial statements.

The steel group's fabrication and other businesses reported a combined operating profit of $3.0 million for the nine months ended May 31, 2003 as compared to a profit of $30.6 million in 2002. The gain on the sale of SMI Owen in 2002 accounted for $5.2 million of the decrease. Also, prior to its sale, SMI Owen had an operating profit of $2.9 million for the nine months ended May 31, 2002. Fabrication plant shipments for the nine months ended May 31, 2003 were about the same as last year. However, the average fabrication selling price decreased $83 per ton (13%). Also, during the nine months ended May 31, 2003, the joist and other fabrication plants wrote down their inventories by $1.9 million as compared to $627 thousand in 2002. During the nine months ended May 31, 2003, we recorded a $1 million accrual related to the bankruptcy of a customer.

Our copper tube division reported an operating loss of $563 thousand for the three months ended May 31, 2003 as compared to an operating profit of $1.3 million in 2002. Net sales were 13% lower for the 2003 third quarter as compared to 2002. During the three months ended May 31, 2003, the division reported $777 thousand expense under the LIFO inventory valuation method as compared to $512 thousand expense in 2002. Copper tube shipments decreased 6% to 16.0 million pounds during the 2003 third quarter as compared to 2002. Also, average net selling prices decreased by 9 cents per pound (7%). Production was constant at
14.8 million pounds. The average copper scrap price increased 2 cents per pound (3%) during the three months ended May 31, 2003 as compared to 2002. Although single family residential construction held up relatively well, other market sectors were weaker, which put pressure on selling prices. Also, poor weather caused us to delay some shipments during the three months ended May 31, 2003.

Our copper tube division reported an operating profit of $68 thousand for the nine months ended May 31, 2003 as compared to an operating profit of $4.6 million in 2002. Copper tube shipments increased slightly. However, average net selling prices decreased by 8 cents per pound (7%). The average copper scrap price increased by 4 cents per pound (6%) during the nine months ended May 31, 2003 as compared to 2002.

RECYCLING -

Our recycling segment reported an operating profit of $5.1 million for the three months ended May 31, 2003 as compared to an operating profit of $2.2 million in 2002. Net sales for the three months ended May 31, 2003 were 21% higher at $124 million. Gross margins were 31% higher than 2002. The segment recorded $445 thousand LIFO expense during the three months, ended May 31, 2003 as compared to $71 thousand LIFO income in 2002. The segment processed and shipped 452,000 tons of ferrous scrap during the three months ended May 31, 2003, 17% more than 2002. Ferrous sales prices were on average $110 per ton, or 28% higher than 2002. Greater demand from overseas markets contributed to this increase, as well as the weaker U.S. dollar. Ferrous scrap prices peaked early during the three months ended May 31, 2003, having advanced over $30 per ton from January 1, 2003. At May 31, 2003, prices were somewhat less than their peak, as overseas demand slackened, and warmer weather and the higher prices caused a significant increase in supply.

Nonferrous markets improved moderately during the three months ended May 31, 2003. The average nonferrous scrap sales price of $1,047 per ton was 5% higher than in 2002, although shipments were 2% lower at 59,000 tons. The total volume of scrap processed, including the steel group's processing plants, was 768,000 tons, an increase of 15% from the 667,000 tons processed in 2002.

Our recycling segment reported an operating profit of $10.5 million for the nine months ended May 31, 2003 as compared to an operating profit of $1.1 million in 2002. Year to date gross margins were 28% higher than in 2002, due to increased selling prices for both ferrous and nonferrous scrap. The total volume of scrap processed and shipped, including the steel group's processing plants, was 2,079,000 tons, an increase of 13% from the 1,834,000 tons processed in 2002.

MARKETING AND DISTRIBUTION -

Net sales in the three months ended May 31, 2003 for our marketing and distribution segment increased to $311 million, a 53% increase from 2002. Most of the increase related to sales outside of the United States. Operating profit for the three months ended May 31, 2003 was $5.8 million, up 79% from 2002, due mostly to better results from our international operations. Our marketing and distribution and service center operations in Australia continued to be very profitable even excluding a $450 thousand favorable duty ruling in May 2003. Our joint venture facility in Belgium, Europickling, had record output for the three months ended May 31, 2003. Central Europe continued to be a source of profitability for us. After rising for several quarters, international steel prices weakened, mainly because of lower prices in China. However, our volumes increased, except for imports into the United States. Our U.S. divisions were slightly less profitable for the three months ended May 31, 2003 as compared to 2002 due to the economy, the weaker U.S. dollar and import duties. Gross margins, volumes and selling prices on our sales of nonferrous semi-finished goods and industrial materials were mixed. During the three months ended May 31, 2003, our Cometals division recorded a $450 thousand expense due to an antidumping action by U.S. Customs.

Operating profit for the nine months ended May 31, 2003 for our marketing and distribution segment increased to $16.0 million as compared to $7.7 million in 2002 due mostly to better results from our international operations. Profits were better for Europe and Australia. Sales into Asia, including China were strong, especially during the first and second quarters of our fiscal 2003. Our U.S. divisions were also more profitable for the nine months ended May 31, 2003 as compared to 2002.

OTHER -

Employee's retirement plan expenses were lower for the three months ended May 31, 2003 as compared to 2002. Overall selling, general and administrative expenses were 6% higher during the three months ended May 31, 2003 as compared to 2002. Discretionary items, such as bonuses, contributions and profit sharing were much lower commensurate with less profitability. Additional selling, general and administrative expenses resulting from operations acquired since May 31, 2002 offset these decreases in discretionary expenses.

Employee's retirement plan expenses were lower for the nine months ended May 31, 2003 as compared to 2002. Overall selling, general and administrative expenses were slightly lower for the nine months ended May 31, 2003 as compared to 2002. Discretionary items, such as bonuses, contributions and profit sharing were lower commensurate with less profitability. Interest expense for the nine months ended May 31, 2003 was lower as compared to 2002 due primarily to two interest rate swaps which resulted in lower effective interest rates.

CONTINGENCIES -

See Note H, Contingencies, to the condensed consolidated financial statements.

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

OUTLOOK -

We expect the fourth quarter of our fiscal year ending August 31, 2003 to be more profitable than the third quarter, although we do not expect it to be as strong as last year's fourth quarter, primarily because of anticipated LIFO expenses. Excluding LIFO, we are expecting to achieve net earnings of $6 million to $9 million for the quarter ending August 31, 2003. We expect a number of our markets to continue to improve in the fourth quarter and anticipate that profits will be higher than the third quarter in our manufacturing segment because of higher material margins and increased production, shipments and prices.

During our third quarter fiscal 2003, we continued to implement two price increases for most of our steel mill products. These price increases totaled $35 per ton and were partly effective in our third quarter and should become fully effective during our fourth quarter fiscal 2003. These increases should help restore gross margins at our steel minimills. Our fabrication businesses should be more profitable due to better markets and higher shipments. We are also anticipating better profits at our copper tube mill during the last quarter of fiscal 2003 when housing and commercial jobs get back on schedule following weather-related delays. Strong demand for steel and nonferrous scrap combined with the weaker U.S. dollar will enable our recycling segment to continue to be profitable, although ferrous prices will be below our third quarter. We believe that our marketing and distribution markets will have continued good results, but not as favorable as in our third quarter because of lower demand in China and elsewhere.

Our 2004 fiscal year should be much more profitable due to an expected overall improvement in the U.S. economy. We should experience stronger demand for construction-related products and services. We are also expecting that various end-use markets around the world will improve, especially manufacturing activity. We think that emerging markets will show a disproportionate increase in the consumption of steel and nonferrous metals, and we are well-positioned to take advantage of these markets.

In June 2003, our subsidiary, Commercial Metals (International) AG was selected as the preferred bidder to continue with exclusive negotiations to buy 71.1% of the outstanding shares of Huta Zawiercie, S.A. in Zawiercie, Poland. Huta Zawiercie operates a steel minimill similar to those operated by our steel group. Its annual capacity is about 1 million tons consisting of mainly rebar and wire rod products. We expect that if a transaction occurs, we will pay cash for the shares. The transaction is subject to the satisfactory completion of due diligence reviews, negotiation of a definitive sales and purchase agreement and possibly regulatory approvals. There can be no assurance that this possible transaction will be consummated or that the terms or results of any transaction will be advantageous to us. Also, we can provide no assurance with respect to the timing, value or final determination to proceed.

This outlook and the liquidity and capital resources section contain forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, production and shipping rates, interest rates, cost of raw materials, inventory costing, results of litigation, construction activity, and general market conditions. These forward-looking statements can generally be identified by phrases such as we "expect", "anticipate", "believe", "presume", "think", "plan to", "should", "likely", "appear", "projects", or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:

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

         o increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing

         o        court decisions

         o industry consolidation or changes in production capacity or utilization

         o global factors including credit availability and political uncertainties

         o        currency fluctuations

         o        energy and insurance prices

         o decisions by governments impacting the level of steel imports and pace of overall economic activity

         o inability to consummate acquisitions on favorable terms or to successfully operate acquired businesses

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

We rely upon cash flows from operating activities, and to the extent necessary, external short-term financing sources. Our short-term financing sources include commercial paper, sales of certain accounts receivable and borrowing under our bank credit facilities. From time to time, we have issued long-term public and private debt placements. Our investment grade credit ratings and general business conditions affect our access to external financing on a cost-effective basis. Depending on the price of our common stock, we may realize significant cash flows from the exercise of stock options.

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

For added flexibility, we may secure financing through securitized sales of certain accounts receivable in an amount not to exceed $130 million and direct sales of accounts receivable. We continually sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. Our long-term public debt was $257 million at May 31, 2003 and is investment grade rated by Standard & Poors' Corporation (BBB), Fitch (BBB) and by Moody's Investors Services (Baa1). We have access to the public markets for potential refinancing or the issuance of additional long-term debt. Also, we have numerous informal, uncommitted credit facilities available from domestic and international banks. These credit facilities are priced at current market rates.

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

Certain of our financing agreements include various covenants. The most restrictive of these covenants requires us to maintain an interest coverage ratio of greater than three times and a debt to capitalization ratio of 55%, as defined in the financing agreement. A few of the agreements provide that if we default on the terms of another financing agreement, it is considered a default under these agreements. We have complied with the requirements, including the covenants of our financing agreements as of and for the three months ended May 31, 2003.

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

Our manufacturing and recycling businesses are capital intensive. Our capital requirements include construction, purchases of equipment and maintenance capital at existing facilities. We plan to invest in new operations. We also plan to invest in working capital to support the growth of our businesses and pay dividends to our stockholders.

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

We used $9.5 million of net cash flows in our operating activities for the nine months ended May 31, 2003 as compared with $45.0 million of net cash flows provided from our operating activities for the nine months ended May 31, 2002. Our cash flows from operations were lower due to lower net earnings. We used the cash from our operations for our working capital needs during the nine months ended May 31, 2003. Net working capital, which is the difference between our current assets of $776 million and our current liabilities of $391 million, increased to $385 million at May 31, 2003. Working capital at August 31, 2002 (current assets of $794 million less current liabilities of $415 million) was $379 million. Accounts receivable were higher in all segments, but primarily in our international marketing and distribution operations. Also, inventories in marketing and distribution increased mostly due to higher sales orders from outside of the United States. During the nine months ended May 31, 2003, we paid more bonuses and other discretionary expenses, which had been accrued at August 31, 2002, than we did during the nine months ended May 31, 2002. Also, we paid $9.6 million during the nine months ended May 31, 2003 relating to an adverse trial judgment (see Note H, Contingencies, to the condensed consolidated financial statements). As a result, our accrued expenses decreased during the nine months ended May 31, 2003.

We invested $35.9 million in property, plant and equipment during the nine months ended May 31, 2003, $7.8 million (28%) more than the nine months ended May 31, 2002. The increase was primarily due to further investment in our rebar fabrication operations and additional equipment at our steel and copper tube minimills. In addition, we acquired the operating assets of the Denver, Colorado location of Symons Corporation in May, 2003, for $5.6 million. In 2002, we acquired the remaining shares of the Coil Steels Group (CSG) for $6.8 million. We expect our capital spending for fiscal 2003 to be less than our $87 million budget, including both new construction and acquisitions to expand our downstream businesses in the United States. We assess our capital spending each quarter and reevaluate our requirements based upon current and expected results. We believe that our capital spending may be about $57 million for fiscal 2003.

During the nine months ended May 31, 2003, we sold $45 million of accounts receivable and reduced our temporary investments to help meet our working capital requirements, purchase property, plant and equipment and acquire our common stock for the treasury. We had no short-term borrowings at May 31, 2003 or 2002. We have no significant amounts due on our long-term debt until July 2005. The sales of accounts receivable to financial institutions included $27.1 million in our international subsidiaries. See Note C, Sales of Accounts Receivable, to the condensed consolidated financial statements.

At May 31, 2003, 27,868,176 common shares were issued and outstanding, with 4,396,990 held in our treasury. We paid dividends of $6.8 million during the nine months ended May 31, 2003, compared to the $5.2 million paid during 2002. During the nine months ended May 31, 2003, we purchased 951,410 shares of our common stock at an average price of $15.36 per share. These shares were held in our treasury.

We believe that we have sufficient liquidity for fiscal 2003 and the foreseeable future.

CONTRACTUAL OBLIGATIONS

The following table represents our contractual obligations as of May 31, 2003 (dollars in thousands):

                                                                  Payments Due Within *
                                                    ------------------------------------------------
                                                                   2-3           4-5         After
                                       Total        1 Year        Years         Years       5 Years
                                      --------      -------      --------      -------      --------
Contractual Obligations:

         Long-term Debt (1)           $258,200      $   567      $107,509      $50,048      $100,076
         Operating Leases (2)           37,150        8,627        12,606        7,742         8,175
         Unconditional Purchase
                 Obligations (3)        80,294       36,787        19,691        6,822        16,994
                                      --------      -------      --------      -------      --------

Total Contractual Cash
         Obligations                  $375,644      $45,981      $139,806      $64,612      $125,245
                                      ========      =======      ========      =======      ========

*        Cash obligations herein are not discounted.

(1) Total amounts are included in the May 31, 2003 condensed consolidated balance sheet. See Note E, Long-Term Debt, to the condensed consolidated financial statements.

(2) Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in effect as of May 31, 2003.

(3) About 55% of these purchase obligations are for inventory items to be sold in the ordinary course of business; most of the remainder are for supplies associated with normal revenue-producing activities.

At May 31, 2003, we received $45.0 million of net funding from the sales of accounts receivable. See Note C, Sales of Accounts Receivable, to the condensed consolidated financial statements. If we had terminated the accounts receivable programs on May 31, 2003 we would have to pay the first $39.9 million of collections from accounts sold to third party financial institutions. We have complied with the terms of these programs as of, and for the nine months ended May 31, 2003.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for our own commitments to perform in certain instances when our customers and suppliers request. Cash deposits of $10.2 million included in other current assets on the condensed consolidated balance sheet collateralized a portion of our outstanding letters of credit. All of the commitments expire within one year.

At the request of a customer and its surety bond issuer, we have agreed to indemnify the surety against all costs the surety may incur should our customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. We are the customer's primary supplier of steel, and steel is a substantial portion of our customer's cost to perform the contracts. We believe we have adequate controls to monitor the customer's performance under the contracts including payment for the steel we supply. As of May 31, 2003, the surety had issued bonds in the total amount (without reduction for the work performed to date) of $11.9 million which are subject to our guaranty obligation under the indemnity agreement. See Note B, Accounting Policies, to the condensed consolidated financial statements.

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

PART II        OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the information incorporated by reference from
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending August 31, 2002, filed November 26, 2002, (10-K Legal Proceedings) and the quarterly report on Form 10-Q for the period ended February 28, 2003, filed April 11, 2003, (2nd quarter 10-Q Legal Proceedings) with the Securities and Exchange Commission.

         Subsequent to May 31, the Company's subsidiary, SMI-Owen Steel Company, Inc., (SMI-Owen) settled all disputes between SMI-Owen, Fluor Daniel, Inc., and Aladdin Gaming, LLC, arising out of the construction of a large hotel and casino complex. The settlement, which is subject to approval by the bankruptcy court with jurisdiction over Aladdin Gaming's bankruptcy case, provides that $3.5 million shall be paid to Aladdin Gaming, LLC and Fluor Daniel, Inc., of which SMI-Owen shall pay $1.25 million and an insurance company $2.25 million. This settlement resolves all material claims asserted against SMI-Owen arising out of the project. SMI-Owen's pending lawsuit against the insurance broker on the project for insurance benefits which SMI-Owen did not receive because of the broker's acts, errors, omissions and other conduct is proceeding.

         During the period ended May 31, 2003, the Company settled a September, 2002, administrative complaint filed by the EPA described more fully in the 10-K Legal Proceedings alleging that the Company violated certain provisions of the Clean Air Act. In addition, subsequent to May 31, 2003, the Company's subsidiary, Structural Metals, Inc., settled a dispute with the Texas Commission on Environmental Quality, described more fully in the 2nd quarter 10-Q Legal Proceedings, pursuant to an Agreed Order. Each of these settlements resulted in a monetary sanction of less than $100,000.

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

              A. Exhibits furnished pursuant to Item 601 of Regulation S-K.


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


                                                  COMMERCIAL METALS COMPANY


                                                  /s/ William B. Larson
                                                  ------------------------------
July 15, 2003                                     William B. Larson
                                                  Vice President
                                                  & Chief Financial Officer


                                                  Malinda G. Passmore
                                                  ------------------------------
July 15, 2003                                     Malinda G. Passmore
                                                  Controller

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

Date: July 15, 2003


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

Date: July 15, 2003




                                      /s/ William B. Larson
                                      ------------------------------------------
                                      William B. Larson
                                      Vice President and Chief Financial Officer