Form 10-K/A
period 2002-08-31
COMMERCIAL METALS CO
filed 2003-10-31
CIK 22444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
    (MARK
     ONE)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---    THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934



              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    --------

           COMMISSION FILE NO. 1-4304

                           COMMERCIAL METALS COMPANY
             (Exact name of registrant as specified in its Charter)

             DELAWARE                                    75-0725338
     (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                 Identification No.)



   6565 MACARTHUR BLVD., IRVING, TEXAS                     75039
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

THE NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF NOVEMBER 15, 2002 WAS 28,420,735.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE INTO THE LISTED PART OF FORM 10-K:

REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 23, 2003 -- PART III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This Amendment No. 1 to Commercial Metals Company's annual report on Form 10-K for the year ended August 31, 2002 is being filed to include certain reclassifications for improved disclosures on the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. We have also revised the language in Note 2, Sales of Accounts Receivable, expanded disclosures related to accounting policies and made various other modifications, corrections and clarifications, including the reconciliation of non-GAAP financial measures that is now required by Regulation G.

ITEM 6. SELECTED FINANCIAL DATA

     The table below sets forth a summary of our selected consolidated financial information for the periods indicated. The per share amounts have been adjusted to reflect a two-for-one stock split in the form of a stock dividend on our common stock effective June 28, 2002. Net earnings, diluted earnings per share, total assets and stockholders' equity have been restated as described in
Note 14 to the consolidated financial statements.

                                           FOR THE YEARS ENDED AUGUST 31,
                              2002         2001         2000         1999         1998
                           ----------   ----------   ----------   ----------   ----------
                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales                  $2,446,777   $2,441,216   $2,661,420   $2,251,442   $2,367,569

Net Earnings                   40,525       23,772       44,590       46,974       42,714

Diluted Earnings                 1.43         0.90         1.56         1.61         1.41
Per Share

Total Assets                1,230,076    1,081,946    1,170,092    1,079,074    1,002,617

Stockholders' Equity          501,306      433,094      418,805      418,312      381,389

Long-term Debt                255,969      251,638      261,884      265,590      173,789

Cash Dividends Per Share        0.275         0.26         0.26         0.26         0.26

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

NEW ACCOUNTING PRONOUNCEMENTS See footnote 1, Summary of Significant Accounting Policies, to the consolidated financial statements.

Consolidated Results of Operations

As discussed in Note 14, Restatement, we have restated the financial statements and the financial information included in our management's discussion and analysis.

                                           Year ended August 31,
                                  ---------------------------------------
(in millions except share data)      2002          2001           2000
                                  ----------    ----------     ----------
Net sales                         $    2,447    $    2,441     $    2,661
Net earnings                            40.5          23.8           44.6
International sales                      776           755            879
     As % of total                        32%           31%            33%
LIFO effect on net earnings
     expense (income)                    1.0          (1.1)           3.4
     Per diluted share*                 0.04         (0.04)          0.12
LIFO reserve                             8.1           6.5            8.2
     % of inventory on LIFO               72%           70%            71%

* Adjusted for stock split

Our management uses a non-GAAP measure, adjusted operating profit, to compare and evaluate the financial performance of our segments. See Note 13, Business Segments, to the consolidated financial statements. We define adjusted operating profit, as referred to in our Management's Discussion and Analysis, as the sum of our earnings before income taxes and financing costs. Adjusted operating profit provides a core operational earnings measurement that compares segments without the need to adjust for federal, but more specifically state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted operating profit. The results are therefore without consideration of financing alternatives of capital employed. In the following tables, we are providing a reconciliation of adjusted operating profit (loss) to net earnings (loss), the nearest comparable GAAP measure (in millions).

                                                                        MARKETING AND     CORPORATE AND
SEGMENT                               MANUFACTURING      RECYCLING       DISTRIBUTION      ELIMINATIONS         TOTAL
-------------------------------       -------------      ---------      -------------     -------------         -----
YEAR ENDED AUGUST 31, 2002:
Net earnings (loss)                     $  45.0          $   3.7           $   8.1          $  (16.3)         $  40.5
Income taxes                               25.7              1.2               3.8              (8.1)            22.6
Interest expense                             .3               --               2.0              16.4             18.7
Discounts on sales of accounts
receivable                                   .4               .2                .3               (.1)              .8
                                        -------          -------           -------          --------          -------
Adjusted operating profit (loss)        $  71.4          $   5.1           $  14.2          $   (8.1)         $  82.6
                                        =======          =======           =======          ========          =======

YEAR ENDED AUGUST 31, 2001:
Net earnings (loss)                     $  34.8          $(  1.5)          $   3.6          $  (13.1)         $  23.8
Income taxes                               21.1              (.9)              2.1              (7.7)            14.6
Interest expense                             .4               --               1.8              25.4             27.6
Discounts on sales of accounts
receivable                                   .4               .1                .3                .2              1.0
                                        -------          -------           -------          --------          -------
Adjusted operating profit (loss)        $  56.7          $  (2.3)          $   7.8          $    4.8          $  67.0
                                        =======          =======           =======          ========          =======

YEAR ENDED AUGUST 31, 2000:
Net earnings (loss)                     $  44.8          $   3.8           $  11.5          $  (15.5)         $  44.6
Income taxes                               27.1              2.0               5.5              (8.5)            26.1
Interest expense                             .2               --               2.2              24.9             27.3
                                        -------          -------           -------          --------          -------
Adjusted operating profit (loss)        $  72.1          $   5.8           $  19.2          $     .9          $  98.0
                                        =======          =======           =======          ========          =======

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

     2. At year end 2002, we had no short-term financing needs and had, in fact, significant cash and cash equivalents.

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

     6. We discovered a theft and accounting fraud and accounting errors at two rebar fabrication operations totalling $3.0 million after-tax. See
          Note 14, Restatement, to the consolidated financial statements.

     7. Copper tube adjusted operating profits decreased in spite of record production and shipments because of lower selling prices and margins.

     8. Our recycling segment returned to profitability during 2002 mostly due to the recently improved ferrous scrap market.

     9. Our marketing and distribution group's adjusted operating profit was higher than last year, but some markets remained weak. Our acquisition of the Coil Steels Group in September 2001 significantly contributed to adjusted operating profits.

     10. Financing costs decreased due to lower requirements, reduced interest rates and the beneficial effect of an interest rate swap.

     11. A lower effective income tax rate, due primarily to the favorable completion of IRS audits, added $1.0 million to net earnings in 2002.

Segments

Unless otherwise indicated, all dollars below are pre-tax. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for making operating decisions. We have three reportable segments: manufacturing, recycling, and marketing and distribution. The following table shows net sales and adjusted operating profit
(loss) by business segment (in millions).


                                       Year ended August 31,
                                  -------------------------------
                                    2002       2001        2000
                                  --------   --------    --------
Net sales:
     Manufacturing                $  1,333   $  1,321    $  1,357
     Recycling                         378        394         463
     Marketing and distribution        777        771         903
Adjusted operating profit (loss):
     Manufacturing                    71.4       56.7        72.1
     Recycling                         5.1       (2.3)        5.8
     Marketing and distribution       14.2        7.8        19.2

2002 COMPARED TO 2001

MANUFACTURING We include our steel group and our copper tube division in our manufacturing segment. Adjusted operating profit is equal to earnings before income taxes for our four steel minimills, our copper tube mill and the steel group's fabrication operations.

Our manufacturing adjusted operating profit in 2002 increased $14.7 million (26%) as compared to 2001 on marginally more ($12 million) net sales. We achieved this increase in adjusted operating profit for two primary reasons in 2002:(i) the nonrecurrence of the prior year litigation accrual in the amount of $8.3 million, and (ii) the current year gain on the sale of the steel group's heavy structural fabrication operation, SMI-Owen, in the amount of $5.2 million. Excluding those items, our manufacturing segment's adjusted operating profit was slightly higher than last year.

Increased production and shipments at our steel group's minimills more than offset lower selling prices, increased scrap purchase costs and lower copper tube earnings. Also, we spent less in 2002 on utilities, and we recorded lower depreciation and amortization expense. However, fiscal 2002 was not a good year in the steel group's downstream steel fabrication and related businesses due to lower adjusted operating profits in rebar fabrication and structural steel fabrication, excluding SMI-Owen.

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

MINIMILLS During 2002, adjusted operating profit for our four steel minimills rose 27% compared with 2001, despite lower selling prices. SMI South Carolina had a $2.8 million adjusted operating profit in 2002 compared to a $1.6 million loss in 2001. SMI Alabama turned around as well with a $2.5 million adjusted operating profit in 2002 compared to a $2.2 million adjusted operating loss in 2001. Adjusted operating profits at SMI Arkansas were up 4% in the current year period. These improvements more than offset a 7% decline in adjusted operating profits at SMI Texas as compared to 2001. A major reason for the minimills' improved profitability was a 14% increase in shipments because of continued public projects infrastructure construction. Shipments were 2,171,000 tons in 2002 compared to 1,903,000 in 2001. Mill production also increased over last year. Tons rolled were up 19% to 2,026,000 in 2002. Tons melted were up 17% to 2,100,000 in 2002. Even though demand was strong, the average total mill selling price at $269 per ton was $15 (5%) below last year. Also, in 2002, we sold more semi-finished billets, a product with a lower selling price than our average. Average scrap purchase costs were $6 per ton (8%) higher than in 2001, resulting in smaller margins. Utility expenses declined by $2.4 million as compared to 2001. Decreases in natural gas costs more than offset higher electricity costs. Also, depreciation and amortization expenses decreased by $5.2 million in 2002, primarily because SMI-South Carolina fully depreciated its mill rolls and guides as well as certain melt shop equipment. The mills also received $2.5 million from a nonrecurring graphite electrode litigation settlement in 2002.

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

FABRICATION AND OTHER BUSINESSES Adjusted operating profit in the steel group's fabrication and other businesses increased by $12.1 million (57%) in 2002 as compared to 2001. Excluding the 2002 gain on the sale of SMI-Owen ($5.2 million) and the 2001 litigation accrual ($8.3 million), adjusted operating profits in 2002 decreased by $1.3 million (4%) as compared to 2001.

Near the end of fiscal 2002, we discovered two significant, but unrelated events, requiring retroactive writedowns at two rebar fabrication operations. The total amount of the adjustments required to correct the August 31, 2002 balance sheets of these two facilities was $4.6 million. These adjustments affect four fiscal years from 1999 to 2002. In August 2002, we uncovered a theft and an accounting fraud which occurred over four years at a rebar fabrication plant in South Carolina. The total adjustment required to revert the accounting records to their proper balances was $2.7 million. In September 2002, we discovered accounting errors related to losses on rebar fabrication and placement jobs at one facility in California, some of which date back to its acquisition in fiscal 2000. The resulting charge was $1.9 million. The South Carolina incident resulted in a $900 thousand expense in fiscal 2002. The remaining $3.7 million for both instances was attributed $885 thousand to fiscal 2001, $2.6 million to fiscal 2000, and $227 thousand to 1999, resulting in prior period adjustments to these previously reported financial statements. We took immediate action to strengthen compliance with our internal control policies in the areas of segregation of duties, personnel, and management review and oversight. Controllers at both locations were replaced as well as the general manager of the rebar fabrication plant in South Carolina. The steel group has increased the level of detail, the frequency of submission, and the amount of review of its operating locations' reporting. The Company has renewed emphasis on periodic and timely internal balance sheet audits at all operating locations and completed audits of all its operating locations in fiscal 2003. No major areas of noncompliance were noted. Senior management and area managers of all the Company's locations attended internal meetings led by the CEO and CFO regarding management's responsibility for internal control, dealing with noncompliance issues and the Company's commitment to only the highest ethical standards of conduct.


Fabrication plant shipments totaled 984,000 tons, down fractionally from 986,000 tons shipped in 2001. The average fabrication selling price in 2002 decreased $38 per ton (6%) as compared to 2001. Rebar fabrication markets were softer in 2002 as a result of intense competition, and several plants reported losses. During the fourth quarter 2002, we acquired the real estate, equipment, inventory and work in process of Varmicon, Inc. in Harlingen, Texas. We now operate this rebar fabrication facility under the name of SMI-Valley Steel. The steel joist operations, which includes cellular and castellated beams, were breakeven in 2002, an improvement over the adjusted operating loss in 2001. Both prices and shipments decreased, but lower operating costs and shop efficiencies helped significantly. Also, in 2001 these operations incurred $8.9 million in start-up costs. Structural steel fabrication adjusted operating profits, excluding SMI-Owen and the prior year litigation accrual, were down in 2002 compared to 2001. However, our concrete-related products operations were more profitable in 2002. We continued to expand this business through the acquisition in the fourth quarter of Dowel Assembly Manufacturing Company, or DAMCO, in Jackson, Mississippi. DAMCO manufactures dowel baskets and has an epoxy coating business.

In 2002, the steel group started Spray Forming International, a stainless steel cladding operation located in South Carolina. Spray Forming International will use a patented process to produce stainless clad billets.

COPPER TUBE Our copper tube division's adjusted operating profit decreased 59% with 7% less net sales as compared to 2001. Copper tube shipments increased 3% from 2001 to a record 59.3 million pounds, and production increased 5% from 2001 to a record 56.2 million pounds. However, average sales prices dropped 10% in 2002 to $1.24 per pound as compared to $1.38 per pound in 2001. The biggest factor was lower apartment and hotel/motel construction. Consequently, demand for plumbing and refrigeration tube was not as strong. The 2002 product mix included increased quantities of HVAC products and line sets. In the marketplace, we continued to adapt to the consolidation among our buyers. The difference between sales price and copper scrap purchase cost (commonly referred to as "the metal spread"), declined 8% in 2002 compared to 2001. Lower raw material purchase costs did not fully compensate for the decline in selling prices.

RECYCLING Our recycling segment reported an adjusted operating profit of $5.1 million in 2002 compared with an adjusted operating loss of $2.3 million in 2001. Net sales in 2002 were 4% lower at $378 million as compared to 2001. However, gross margins were 11% above last year, primarily because we shipped 8% more total tons. Demand for ferrous scrap improved both in the U.S. and internationally. The segment processed and shipped 1,494,000 tons of ferrous scrap in 2002, 10% more than in 2001. Ferrous sales prices were on average $81 per ton, an increase of $6 from 2001. Nonferrous shipments were flat at 238,000 tons. The average 2002 nonferrous scrap sales price of $947 per ton was 9% lower than in 2001. Increased productivity, higher asset turnover and reduced costs contributed to the improved 2002 results. The total volume of scrap processed, including the steel group's processing plants, was 2,568,000 tons, an increase of 11% from the 2,308,000 tons processed in 2001.

In June 2002, we acquired most of the transportation assets of Sampson Steel Corporation in Beaumont, Texas. These assets will be combined with our existing scrap processing facility in Beaumont. Earlier in the year we closed our Midland, Texas facility, resulting in a writedown of $455,000 on certain equipment.

MARKETING AND DISTRIBUTION Net sales in 2002 for our marketing and distribution segment increased 1% to $777 million as compared to 2001. Adjusted operating profit in 2002 increased 82% to $14.2 million as compared to 2001, mostly due to better results from our Australian operations. International steel prices and volumes for steel and nonferrous semifinished products improved during the second half of 2002, primarily in the distribution and processing businesses. However, depressed economies, oversupply in most markets and intense competition from domestic suppliers in the respective markets caused compressed margins for numerous steel products, nonferrous metal products and industrial raw materials and products. The U.S. dollar weakened against major currencies, a beneficial development.

In September 2001, we completed our acquisition of Coil Steels Group, an Australian service center in which we already owned a 22% share. This acquisition provided $2.2 million of additional adjusted operating profits and $69.0 million in net sales during 2002. Sales and profits for the Company's pre-existing business in Australia also improved significantly. However, this increase in net sales was more than offset by decreased sales in our U.S. operations due to fewer imports into the United States.

Adjusted operating profits for the U.S. divisions improved significantly due to Cometals which returned to more historical levels, and Dallas Trading which benefited from the U.S. tariff legislation. Lower margins at Commonwealth on semi-finished products almost offset these improvements. Our European operations' net sales decreased slightly in 2002 as compared to 2001, but adjusted operating profits improved significantly. The segment's recent strategy of growing its downstream marketing and distribution business offset the continuing very difficult trading conditions.

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

2001 COMPARED TO 2000

Segments

MANUFACTURING Our manufacturing net sales for 2001 for the manufacturing segment decreased by 3% compared to 2000. Despite an increase in both mill and fabrication shipments, net sales decreased due to lower selling prices. Adjusted operating profit as restated decreased $15.4 million (21%) in 2001 as compared to 2000. The adverse charge for litigation of $8.3 million caused more than half of the decrease. Also, 2001 copper tube adjusted operating profits dropped from their record levels in 2000. Steel group adjusted operating profits, excluding the litigation accrual, decreased slightly as well. We recorded pre-tax LIFO income of $1.7 million in 2001 compared to LIFO expense of $5.2 million in 2000, primarily in the manufacturing segment.

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

MINIMILLS Our steel minimills recovered in the second half of 2001 despite very weak markets throughout the year. The four steel mills' adjusted operating profit decreased 27% as compared to 2000. An adjusted operating loss at the Alabama mill and lower adjusted operating profits in Texas and Arkansas contributed significantly to the decrease. The lower adjusted operating profits were partially offset by significantly lower losses at South Carolina. Tons melted and rolled decreased 3% to 1.8 and 1.7 million tons, respectively. Shipments rose by 3% to 1.9 million tons. The average mill selling price decreased $22 (7%) in 2001 as compared to 2000. The average selling price for finished goods decreased $24 per ton (8%) in 2001 as compared to 2000. The average scrap purchase cost for the mills decreased $17 per ton (19%) in 2001, which offset the decreases in selling prices. However, utility costs rose $9.8 million (13%) as compared to 2000. Import levels and more aggressive competition caused sales prices to drop.

Excluding prior year graphite electrode settlements, adjusted operating profit in 2001 at SMI-Texas decreased 16% and at SMI-Arkansas decreased 24% as compared to 2000. SMI-Alabama reported an adjusted operating loss in 2001 as compared to an adjusted operating profit in 2000. The price drops especially hurt SMI-Alabama. Record shipments at the SMI-South Carolina mill caused adjusted operating losses to decrease by $8.1 million in 2001 to $1.6 million. This mill was profitable in the second half of 2001. Selling prices continued to be significantly lower, and utility and scrap purchase costs were down as well.

FABRICATION AND OTHER BUSINESSES In 2001, our downstream steel fabrication businesses had another solid year. We have restated 2001 adjusted operating results by $885 thousand for the accounting fraud at the South Carolina rebar facility. Also, we reduced fiscal 2000 adjusted operating profits by $677 thousand and $1.9 million, respectively, for the accounting fraud at the South Carolina rebar facility and the accounting errors at the California rebar manufacturing and placement operation. We discovered both events near the end of fiscal 2002. Excluding a net pre-tax gain of $5.5 million from the sale of land and improvements in fiscal 2000, net sales remained the same in 2001 as compared to 2000. Adjusted operating profits increased 30% as compared to 2000, excluding the 2001 litigation accrual of $8.3 million for an adverse court ruling and the 2000 $5.5 million gain on the sale. Fabricated steel shipments of 986,000 tons increased 3% as compared to 2000; however, this included new capacity. Although prices were mixed, the annual average fab selling price remained unchanged. Steel joist and cellular beam manufacturing operations incurred $8.9 million in startup costs for four projects. A major turnaround in large structural steel jobs fabricated by SMI-Owen more than offset these costs.

COPPER TUBE Our copper tube division's adjusted operating profit decreased 29% in 2001 as compared to 2000. Shipments decreased less than 1% in 2001 to 57.3 million pounds, and metal spreads declined 13% in 2001 as compared to 2000. Our copper tube selling prices decreased 8 cents (6%) per pound to $1.38 in 2001 as compared to $1.46 in 2000. Production at the plant decreased consistently with shipments. Although the housing sector of the U.S. economy remained relatively strong, demand for plumbing and refrigeration tube was softer than in the prior year. In the second half of 2001, we added line sets to our product mix, although shipments of this new product were not yet significant.

CAPITAL IMPROVEMENTS Our capital improvements decreased significantly to $53 million as compared to $70 million in 2000, primarily in the manufacturing segment. The $70 million included the expansion at the copper tube mill and the installation of a ladle metallurgical station at SMI-South Carolina. In fiscal 2001, we substantially completed the copper tube mill expansion.

RECYCLING Our recycling segment incurred an adjusted operating loss of $2.3 million in 2001 as compared to a $5.8 million adjusted operating profit in 2000. Tons processed and shipped decreased 4% as compared to 2000; however, net sales decreased 15% as compared to 2000. Due to high scrap imports, weak domestic steel mills and the strong U.S. dollar, ferrous prices fell $21 per ton (22%) as compared to $75 per ton in 2000, and shipments fell 5%. A sharp drop in terminal market values resulted in lower nonferrous margins. The average nonferrous scrap price was 5% lower on volumes which were 2% higher as compared to 2000. Increased productivity, high asset turnover and reduced expenses mitigated the effects of weak markets.

The total volume of scrap processed and shipped in 2001, including our steel group operations, decreased slightly to 2.3 million tons from 2.4 million tons in fiscal 2000.

MARKETING AND DISTRIBUTION Our marketing and distribution segment's net sales decreased in 2001 by 15% to $771 million, and adjusted operating profits were 59% lower as compared to 2000. Depressed global economies, oversupply in most markets and intense competition from domestic suppliers in the respective markets contributed significantly to the decline. Also, the strong U.S. dollar continued to hamper the segment's results in various parts of the world. Margins were compressed for most steel products, nonferrous metal products and industrial raw materials and products. Our strategy in recent years to enhance regional businesses helped in the difficult market and currency conditions.

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

For added flexibility, we may secure financing from the sale of certain accounts receivable in an amount not to exceed $130 million. We may continually sell accounts receivable on an ongoing basis to replace those receivables that we have collected from our customers. Our long-term public debt, which was $255 million at August 31, 2002, is investment grade rated by Standard & Poor's Corporation (BBB), Fitch (BBB) and by Moody's Investors Services (Baa1). We have access to the public markets for potential refinancing or the issuance of additional long term debt. Also, we have numerous informal, uncommitted credit facilities available from domestic and international banks. These credit facilities are priced at bankers' acceptance rates or on a cost of funds basis.

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

Net cash flows from operating activities decreased to $96.6 million in 2002 as compared to $192.7 million in 2001, primarily as a result of decreased funding from sales of accounts receivable. Net working capital in 2002 increased to $379 million from $274 million in 2001, primarily due to increased cash and cash equivalents and higher receivables. Increases in accounts payable more than offset the increase in inventories. The ratio of current assets to current liabilities was 1.9 at August 31, 2002, increased from 1.8 at August 31, 2001. Excluding Coil Steels Group, CSG, and SMI-Owen, which were facilities acquired and sold in 2002, accounts receivable at August 31, 2002 were $48.7 million more than at August 31, 2001. The increase resulted because we did not request as much funding from the accounts receivable that we sold to financial institutions. Excluding CSG and SMI-Owen, inventories and accounts payable, accrued expenses, other payables and income taxes at August 31, 2002 increased by $37.2 million and $66.9 million, respectively, as compared to 2001. Inventories in the steel group, excluding SMI-Owen, increased $22.3 million. The majority of the increase occurred at the minimills because of higher scrap purchase costs and higher inventory quantities. Steel fabrication and post inventories increased as well. Inventories in marketing and distribution, excluding CSG, increased $15.1 million in 2002 mostly due to shipments in transit and customer delays. Accounts payable in marketing and distribution, excluding CSG, increased by $65.5 million in 2002 due to higher inventory purchases and extended terms with vendors. Accounts payable in the steel group at the minimills increased $9.9 million in 2002. Also, during 2002, we received $15.0 million from a litigation settlement (see footnote 10, Commitments and Contingencies, to the consolidated financial statements). Increased profits resulted in an increase of $5.7 million in income taxes payable. During 2002, we received $5.2 million for the contract balance and settlement of disputed change orders on an old large structural steel fabrication contract at SMI-Owen. Higher net earnings in 2002 as compared to 2001 partially offset the increased working capital. Depreciation and amortization expense decreased $5.7 million in 2002 primarily because SMI South Carolina fully depreciated its mill rolls and guides as well as certain melt shop equipment. We realized a $4.1 million increase in the tax benefits from stock issued under option and purchase plans during 2002. Our cash flows increased by $2.4 million in 2002 as a result of deferred income taxes, due largely to additional depreciation which was granted under new tax legislation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


Commercial Metals Company and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

                                                                 Year ended August 31,
                                                    ----------------------------------------------
(in thousands, except share data)                      2002          2001*              2000*
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

* As restated, see Note 14.



                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                     August 31,
                                                          -------------------------------
(in thousands, except share data)                            2002*             2001*
                                                          ------------    ---------------
ASSETS

Current assets:
     Cash and cash equivalents                            $    124,397    $        56,021
     Accounts receivable (less allowance for collection
       losses of $8,877 and $7,958)                            350,885            297,611
     Inventories                                               268,040            223,859
     Other                                                      50,930             45,522
                                                          ------------    ---------------
       Total current assets                                    794,252            623,013


Property, plant and equipment:
     Land                                                       29,099             29,315
     Buildings                                                 119,592            109,549
     Equipment                                                 727,650            704,469
     Leasehold improvements                                     34,637             33,213
     Construction in process                                    10,801             20,350
                                                          ------------    ---------------
                                                               921,779            896,896
     Less accumulated depreciation and amortization           (543,624)          (501,045)
                                                          ------------    ---------------
                                                               378,155            395,851

Other assets                                                    57,669             63,082
                                                          ------------    ---------------
                                                          $  1,230,076    $     1,081,946
                                                          ============    ===============

* As restated, see Note 14.



                                 See notes to consolidated financial statements.

                                                                                           August 31,
                                                                                -------------------------------
(in thousands, except share data)                                                  2002*             2001*
                                                                                ------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                                                      $         --    $         3,793
     Accounts payable                                                                275,232            201,271
     Accrued expenses and other payables                                             133,608            133,847
     Income taxes payable                                                              5,676                 --
     Current maturities of long-term debt                                                631             10,288
                                                                                ------------    ---------------
       Total current liabilities                                                     415,147            349,199


Deferred income taxes                                                                 32,813             30,405

Other long-term liabilities                                                           24,841             17,610

Long-term debt                                                                       255,969            251,638

Commitments and contingencies
Stockholders' equity:
     Capital stock:
       Preferred stock                                                                    --                 --
       Common stock, par value $5.00 per share:
       authorized 40,000,000 shares; issued 32,265,166 and 16,132,583 shares;
       outstanding 28,518,453 and 13,078,594 shares                                  161,326             80,663
     Additional paid-in capital                                                          170             13,930
     Accumulated other comprehensive loss                                             (1,458)            (1,961)
     Retained earnings                                                               392,004            422,309
                                                                                ------------    ---------------
                                                                                     552,042            514,941
     Less treasury stock 3,746,713 and 3,053,989 shares at cost                      (50,736)           (81,847)
                                                                                ------------    ---------------
                                                                                     501,306            433,094
                                                                                ------------    ---------------
                                                                                $  1,230,076    $     1,081,946
                                                                                ============    ===============

* As restated, see Note 14.



                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         August 31,
                                                                   ----------------------------------------------------
(in thousands)                                                          2002*             2001*              2000*
                                                                   ---------------   ---------------    ---------------
Cash Flows From (Used By) Operating Activities:
     Net Earnings                                                    $     40,525    $        23,772    $        44,590
     Adjustments to earnings not requiring cash:
         Depreciation and amortization                                     61,579             67,272             66,583
         Provision for losses on receivables                                3,985              4,371                948
         Deferred income taxes                                              2,408               (726)             7,868
         Tax benefits from stock plans                                      4,467                404                274
         Gain on sale of SMI-Owen                                          (5,234)                --                 --
         Other                                                               (307)              (148)            (5,570)

     Changes in Operating Assets and Liabilities, net of effect of
       Coil Steels Group Acquisition and Sale of SMI-Owen:
         Decrease (increase) in accounts receivable                       (48,690)            (8,276)           (55,488)
         Funding from accounts receivable sold                                 --             58,498                 --
         Decrease (increase) in inventories                               (37,206)            46,508            (23,213)
         Decrease (increase) in other assets                                  912              5,837            (36,433)
         Increase (decrease) in accounts payable,
           accrued expenses, other payables and income taxes               66,927             (2,389)             3,269
         Increase (decrease) in other long-term liabilities                 7,231             (2,431)             5,780
                                                                     ------------    ---------------    ---------------
Net Cash Flows From Operating Activities                                   96,597            192,692              8,608

Cash Flows From (Used By) Investing Activities:
     Purchases of property, plant and equipment                           (47,223)           (53,022)           (69,627)
     Acquisition of Coil Steels Group, net of cash received                (6,834)                --                 --
     Sale of Assets of SMI-Owen                                            19,705                 --                 --
     Sales of property, plant and equipment                                 3,496              2,866              9,323
     Other investments                                                         --                 --             (2,966)
                                                                     ------------    ---------------    ---------------
Net Cash Used By Investing Activities                                     (30,856)           (50,156)           (63,270)

Cash Flows From (Used by) Financing Activities:
     Short-term borrowings-net change                                      (9,981)           (88,673)            78,084
     Payments on long-term debt                                           (10,101)            (8,786)            (4,750)
     Stock issued under incentive and purchase plans                       30,238              4,383              5,958
     Treasury stock acquired                                                   --             (6,716)           (41,934)
     Dividends paid                                                        (7,521)            (6,780)            (7,304)
                                                                     ------------    ---------------    ---------------
Net Cash From (Used by) Financing Activities                                2,635           (106,572)            30,054
                                                                     ------------    ---------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents                           68,376             35,964            (24,608)

Cash and Cash Equivalents at Beginning of Year                             56,021             20,057             44,665
                                                                     ------------    ---------------    ---------------
Cash and Cash Equivalents at End of Year                             $    124,397    $        56,021    $        20,057
                                                                     ============    ===============    ===============


* As restated, see Note 14.



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

CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. Investments in 20% to 50% owned affiliates are accounted for on the equity method. All investments under 20% are accounted for under the cost method, unless the Company has the ability to exercise significant influence over the investee.

REVENUE RECOGNITION Generally, sales are recognized when title passes to the customer. Some of the revenues related to the steel fabrication operations are recognized on the percentage of completion method. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs for certain projects will be further revised in the near-term.

CASH AND CASH EQUIVALENTS The Company considers temporary investments that are short-term (generally with original maturities of three months or less) and highly liquid to be cash equivalents.

INVENTORIES Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out
(LIFO) method; cost of international and remaining inventories is determined by the first-in, first-out (FIFO) method.

Elements of cost in finished goods inventory in addition to the cost of material include depreciation and amortization, utilities, consumable production supplies, maintenance and production wages. Also, the costs of departments that support production including materials management and quality control are allocated to inventory.

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

NOTE 2 Sales of Accounts Receivable

The Company has an accounts receivable securitization program (Securitization Program) which it utilizes as a cost-effective, short-term financing alternative. Under the Securitization Program, the Company and several of its subsidiaries (the Originators) periodically sell accounts receivable to the Company's wholly-owned consolidated special purpose subsidiary (CMCR). CMCR is structured to be a bankruptcy-remote entity. CMCR, in turn, sells an undivided percentage ownership interest (Participation Interest) in the pool of receivables to an affiliate of a third party financial institution (Buyer). CMCR may sell undivided interests of up to $130 million, depending on the Company's level of financing needs.

This Program is designed to enable receivables sold by the Company to CMCR to constitute true sales under US Bankruptcy Laws, and the Company has received an opinion from counsel relating to the "true sale" nature of the program. As a result, these receivables are available to satisfy CMCR's own obligations to its third party creditors. The Company accounts for the Securitization Program in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The transfers meet all of the criteria for a sale under SFAS No. 140. At the time a Participation Interest in the pool of receivables is sold, the amount sold is removed from the consolidated balance sheet and the proceeds from the sale are reflected as cash provided by operating activities.

At August 31, 2002 and 2001, uncollected accounts receivable of $146 million and $138 million, respectively, had been sold to CMCR, and the Company's undivided interest in these receivables was subordinate to any interest owned by the Buyer. At August 31, 2002 and 2001, $0 and $40 million, respectively of participation interests in CMCR's accounts receivable pool were owned by the Buyer and therefore reflected as a reduction in accounts receivable on the Company's consolidated balance sheets.

Discounts (losses) on the sales of accounts receivable to the Buyer under this Securitization Program were $793 thousand and $976 thousand for the years ended August 31, 2003 and 2002, respectively. These losses, representing primarily the costs of funds, were included in selling, general and administrative expenses. At August 31, 2002, the carrying amount of the Company's retained interest (representing the Company's interest in the receivable pool) was $146 million (100%) in the revolving pool of receivables of $146 million. The carrying amount of the Company's retained interest was $98 million in the revolving pool of receivables of $138 million at August 31, 2001. The carrying amount of the Company's retained interest in the receivables approximated fair value due to the short-term nature of the collection period. The retained interest is determined reflecting 100% of any allowance for collection losses on the entire receivables pool. No other material assumptions are made in determining the fair value of the retained interest. The Company is responsible for servicing the entire pool of receivables.

In addition to the Securitization Program described above, the Company's international subsidiaries periodically sell accounts receivable. These arrangements also constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company's creditors in the event of bankruptcy. Uncollected accounts receivable that had been sold under these arrangements and removed from the consolidated balance sheets were $2.1 million and $18.5 million at August 31, 2002 and 2001, respectively.

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

The aggregate amounts of all long-term debt maturities for the five years following August 31, 2002 are (in thousands): 2003-$631; 2004-$563;
2005-$105,296; 2006-$17; 2007-$50,016 and thereafter-$100,077.

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

Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments' carrying amounts are considered equivalent to fair value:

    o    Cash and cash equivalents

    o    Accounts receivable/payable

    o    Short-term borrowings

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
                                        ==========          ==========          ==========

NOTE 12 Accrued Expenses and Other Payables


                                               August 31,
                                         ---------------------
(in thousands)                             2002         2001
--------------                           --------     --------
Salaries, wages and commissions          $ 31,544     $ 30,844
Litigation accruals                        16,416       16,048
Employees' retirement plans                15,086       11,749
Insurance                                  12,987       10,401
Taxes other than income taxes               9,470       10,359
Advance billings on contracts               7,855       15,621
Freight                                     5,980        4,467
Environmental                               3,437        2,675
Accrual for contract losses                 2,506        3,278
Interest                                    1,901        2,491
Contributions                               1,788          935
Other                                      24,638       24,979
                                         --------     --------
                                         $133,608     $133,847
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

The Company uses adjusted operating profit to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

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
                              ==========          ==========          ==========



                                                 Long-Lived Assets
                                                 as of August 31,
                                    --------------------------------------------
(in thousands)                        2002              2001               2000
--------------                      --------          --------          --------
United States                       $421,332          $449,121          $457,204
Non United States                     14,492             9,812            10,483
                                    --------          --------          --------
Total                               $435,824          $458,933          $467,687
                                    ========          ========          ========


Summarized data for the Company's international operations located outside of the United States (principally in Europe, Australia and the Far East) are as follows:


                                                Year ended August 31,
                                    --------------------------------------------
(in thousands)                        2002              2001              2000
--------------                      --------          --------          --------
Net sales-unaffiliated
customers                           $378,745          $266,609          $343,805
                                    ========          ========          ========
Total assets                         124,870            83,743            68,556
                                    ========          ========          ========

The following is a summary of certain financial information by reportable segment:



                                                                                                     Adjustments
                                                                        Marketing                       and
2002 (dollars in thousands)           Manufacturing    Recycling    and Distribution   Corporate     Eliminations   Consolidated
---------------------------           -------------   ----------    ----------------  ----------     ------------   ------------
Net sales-unaffiliated customers       $1,329,159     $  354,387       $  762,584     $      647      $       --     $2,446,777
Intersegment sales                          3,587         23,667           14,428             --         (41,682)            --
                                       ----------     ----------       ----------     ----------      ----------     ----------
  Net sales                             1,332,746        378,054          777,012            647         (41,682)     2,446,777
                                       ==========     ==========       ==========     ==========      ==========     ==========
Adjusted operating profit (loss)           71,447          5,098           14,196         (8,102)             --         82,639
                                       ==========     ==========       ==========     ==========      ==========     ==========
Interest expense                            3,949          1,011            1,050         13,145            (447)        18,708
                                       ==========     ==========       ==========     ==========      ==========     ==========
Capital expenditures                       39,046          4,723            9,323            965              --         54,057
                                       ==========     ==========       ==========     ==========      ==========     ==========
Depreciation and
    amortization                           49,538          9,650            1,609            782              --         61,579
                                       ==========     ==========       ==========     ==========      ==========     ==========
Total assets                              720,450         98,847          262,111        148,668              --      1,230,076
                                       ==========     ==========       ==========     ==========      ==========     ==========

2001 (dollars in thousands)
---------------------------

Net sales-unaffiliated customers       $1,315,700     $  371,298       $  752,723     $    1,495      $       --     $2,441,216
Intersegment sales                          5,375         22,539           18,433             --         (46,347)            --
                                       ----------     ----------       ----------     ----------      ----------     ----------
  Net sales                             1,321,075        393,837          771,156          1,495         (46,347)     2,441,216
                                       ==========     ==========       ==========     ==========      ==========     ==========
Adjusted operating profit (loss)           56,700         (2,324)           7,833          4,790              --         66,999
                                       ==========     ==========       ==========     ==========      ==========     ==========
Interest expense                           10,585          2,165            1,332         14,637          (1,111)        27,608
                                       ==========     ==========       ==========     ==========      ==========     ==========
Capital expenditures                       45,979          5,587            1,208            248              --         53,022
                                       ==========     ==========       ==========     ==========      ==========     ==========
Depreciation and
    amortization                           54,402         11,005            1,124            741              --         67,272
                                       ==========     ==========       ==========     ==========      ==========     ==========
Total assets                              739,625         93,268          188,405         60,648              --      1,081,946
                                       ==========     ==========       ==========     ==========      ==========     ==========

2000 (dollars in thousands)
---------------------------

Net sales-unaffiliated customers       $1,348,994     $  432,115       $  881,238     $     (927)     $       --     $2,661,420
Intersegment sales                          7,732         30,496           22,055             --         (60,283)            --
                                       ----------     ----------       ----------     ----------      ----------     ----------
  Net sales                             1,356,726        462,611          903,293           (927)        (60,283)     2,661,420
                                       ==========     ==========       ==========     ==========      ==========     ==========
Adjusted operating profit (loss)           72,135          5,841           19,244            759              --         97,979
                                       ==========     ==========       ==========     ==========      ==========     ==========
Interest expense                           11,007          2,811            1,741         12,568            (808)        27,319
                                       ==========     ==========       ==========     ==========      ==========     ==========
Capital expenditures                       61,538          6,220            1,260            609              --         69,627
                                       ==========     ==========       ==========     ==========      ==========     ==========
Depreciation and
    amortization                           52,688         12,152            1,061            682              --         66,583
                                       ==========     ==========       ==========     ==========      ==========     ==========
Total assets                              769,536        115,532          242,568         42,456              --      1,170,092
                                       ==========     ==========       ==========     ==========      ==========     ==========


In the following table we are providing a reconciliation of our non-GAAP measure, adjusted operating profit (loss), to net earnings (loss), the most comparable GAAP measure (in thousands):

                                                                        MARKETING AND     CORPORATE AND
SEGMENT                               MANUFACTURING      RECYCLING       DISTRIBUTION      ELIMINATIONS         TOTAL
-------------------------------       -------------      ---------      -------------     -------------         -----
YEAR ENDED AUGUST 31, 2002:
Net earnings (loss)                     $45,026          $ 3,741           $ 8,085          $(16,327)         $40,525
Income taxes                             25,739            1,187             3,769            (8,082)          22,613
Interest expense                            291                4             2,039            16,374           18,708
Discounts on sales of accounts
receivable                                  391              166               303               (67)             793
                                        -------          -------           -------          --------          -------
Adjusted operating profit (loss)        $71,447          $ 5,098           $14,196          $ (8,102)         $82,639
                                        =======          =======           =======          ========          =======

YEAR ENDED AUGUST 31, 2001:
Net earnings (loss)                     $34,826          $(1,579)          $ 3,612          $(13,087)         $23,772
Income taxes                             21,150             (903)            2,139            (7,743)          14,643
Interest expense                            357               12             1,798            25,441           27,608
Discounts on sales of accounts
receivable                                  367              146               284               179              976
                                        -------          -------           -------          --------          -------
Adjusted operating profit (loss)        $56,700          $(2,324)          $ 7,833          $  4,790          $66,999
                                        =======          =======           =======          ========          =======

YEAR ENDED AUGUST 31, 2000:
Net earnings (loss)                     $44,794          $ 3,836           $11,548          $(15,588)         $44,590
Income taxes                             27,135            1,971             5,469            (8,505)          26,070
Interest expense                            206               34             2,227            24,852           27,319
                                        -------          -------           -------          --------          -------
Adjusted operating profit (loss)        $72,135          $ 5,841           $19,244          $    759          $97,979
                                        =======          =======           =======          ========          =======

NOTE 14 Restatement


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

In October 2003, the Company determined that the amounts previously reported in 2002 and 2001 as temporary investments should have been classified as "cash equivalents" and combined with the amounts reported as cash on its consolidated balance sheets. Also, the Company has determined that it should have consolidated its interests in CMCR, the primary effect of which is to combine the amounts previously reported as notes receivables from affiliate with accounts receivable on the consolidated balance sheets. As a result, cash and cash equivalents shown in the accompanying consolidated balance sheets as of August 31, 2002 and 2001 have been increased by $91 million and $23 million, respectively, from the amounts previously reported as cash (as shown in the table above), and the previously reported temporary investments line has been removed. As a result of consolidating CMCR, accounts receivable as of August 31, 2002 and 2001 have been increased by $143 million and $95.5 million, respectively, from the amounts previously reported (as shown in the table above), and the previously reported notes receivable from affiliates line has been removed. In conjunction with these balance sheet changes, cash flows used by investing activities in the accompanying statements of cash flows for the years ended August 31, 2002 and 2001 have been changed from ($99) million and ($73) million, respectively, to ($31) million and ($50) million. In addition, the disclosures in Note 2, Sales of Accounts Receivable, have been revised. Other changes were also made to the consolidated balance sheets and statements of cash flows and accompanying notes as a result of the consolidation of CMCR, none of which are material to the financial statements.

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


                                                               Three Months Ended 2000
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

As discussed in Note 14, the accompanying 2002, 2001 and 2000 financial statements have been restated.


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
November 22, 2002
(October 29, 2003 as to the effects of the restatement discussed in the last paragraph of Note 14)

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

     3. The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K:

         (3)(i)      -      Restated Certificate of Incorporation (Filed
                            herewith).

         (3)(i)a     -      Certificate of Amendment of Restated Certificate of
                            Incorporation dated February 1, 1994 (Filed
                            herewith).

         (3)(i)b     -      Certificate of Amendment of Restated Certificate of
                            Incorporation dated February 17, 1995 (Filed
                            herewith).

         (3)(i)c     -      Certificate of Designation, Preferences and Rights
                            of Series A Preferred Stock (Filed as Exhibit 2 to
                            Commercial Metals' Form 8-A filed August 3, 1999 and
                            incorporated herein by reference).

         (3)(ii)     -      By-Laws (Filed herewith).

         (4)(i)a     -      Indenture between Commercial Metals and Chase
                            Manhattan Bank dated as of July 31, 1995 (Filed as
                            Exhibit 4.1 to Commercial Metals' Registration
                            Statement No. 33-60809 on July 18, 1995 and
                            incorporated herein by reference).

         (4)(i)b     -      Rights Agreement dated July 28, 1999 by and between
                            Commercial Metals and ChaseMellon Shareholder
                            Services, LLC, as Rights Agent (Filed as Exhibit 1
                            to Commercial Metals' Form 8-A filed August 3, 1999
                            and incorporated herein by reference).


            4(i)c    -      Form of Note for Commercial Metals' 7.20% Senior
                            Notes due 2005 (filed herewith).

            4(i)d    -      Form of Note for Commercial Metals' 6.80% Senior
                            Notes due 2007 (filed herewith).

            4(i)e    -      Officers' Certificate, dated August 4, 1997,
                            pursuant to the Indenture dated as of July 31, 1995,
                            relating to the 6.80% Senior Notes due 2007 (filed
                            herewith).

            4(i)f    -      Form of Note for Commercial Metals' 6.75% Senior
                            Notes due 2009 (filed herewith).

            4(i)g    -      Officers' Certificate, dated February 23, 1999,
                            pursuant to the Indenture dated as of July 31, 1995,
                            relating to the 6.75% Senior Notes due 2009 (filed
                            herewith).

         (10)(i)a    -      Purchase and Sale Agreement dated June 20, 2001,
                            between various entities listed on Schedule 1 as
                            Originators and CMC Receivables, Inc. (Filed as
                            Exhibit (10)(a) to Commercial Metals' Form 10-Q for
                            the period ended May 31, 2001, and incorporated
                            herein by reference).

         (10)(i)b    -      Receivables Purchase Agreement dated June 20, 2001,
                            among CMC Receivables, Inc., as Seller, Three Rivers
                            Funding Corporation, as Buyer, and Commercial Metals
                            Company as Servicer (Filed as Exhibit (10)(b) to
                            Commercial Metals' Form 10-Q for the period ended
                            May 31, 2001, and incorporated herein by reference).

         (10)(i)c    -      $45,000,000 3 Year Revolving Credit Agreement dated
                            as of August 15, 2001 (Filed as Exhibit (10)(i)c to
                            Commercial Metals' Form 10-K for the fiscal year
                            ended August 31, 2001, and incorporated hereby by
                            reference).

         (10)(i)d    -      $129,500,000 Amended and Restated 364-Day Revolving
                            Credit Agreement dated as of August 8, 2002 (Filed
                            as Exhibit 10(i)(d) to Commercial Metals' Form 10-K
                            for the fiscal year ended August 31, 2002, and
                            incorporated herein by reference).

       (10)(iii)a*   -      Employment Agreement of Murray R. McClean as amended
                            through October 2, 2000 (Filed as Exhibit (10)(iii)
                            to Commercial Metals' Form 10-K for the fiscal year
                            ended August 31, 2000, and Incorporated herein by
                            reference).

       (10)(iii)b*   -      Amendment to Employment Agreement of Murray R.
                            McClean dated March 28, 2001, (Filed as Exhibit
                            (10)(iii)b to Commercial Metals' Form 10-K for the
                            fiscal year ended August 31, 2001, and incorporated
                            herein by reference).

       (10)(iii)c*   -      Key Employee Long-Term Performance Plan description
                            (Filed as Exhibit (10)(iii)c to Commercial Metals'
                            Form 10-K for the fiscal year ended August 31, 2001,
                            and incorporated hereby by reference).

       (10)(iii)d*   -      Key Employee Annual Incentive Plan description
                            (Filed as Exhibit (10)(iii)d to Commercial Metals'
                            Form 10-K for the fiscal year ended August 31, 2001,
                            and incorporated hereby by reference).

       (10)(iii)e*   -      Employment and Consulting Agreement of Marvin Selig
                            dated as of June 7, 2002 (Filed as Exhibit 10(iii)e
                            to Commercial Metals' Form 10-K for the fiscal year
                            ended August 31, 2002, and incorporated herein by
                            reference).

       (10)(iii)f* 1999 Non-Employee Director Stock Option Plan (filed herewith).

         (12) Statement re computation of earnings to fixed charges (filed herewith).

         (21)               Subsidiaries of Registrant (Filed as Exhibit 21 to
                            Commercial Metals' Form 10-K for the fiscal year ended August 31, 2002 and incorporated herein by reference).

         (23) Independent Auditors' consent to incorporation by reference of report dated November 22, 2002 (October
                            29, 2003, as to the effects of the restatement discussed in the last paragraph of Note 14), accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2002, into previously filed Registration Statements No. 033-61073, No.
                            033-61075, No. 333-27967 and No. 333-42648 on Form
                            S-8 and Registration Statements No. 33-60809 and
                            No. 333-61379 on Form S-3 (filed herewith).

          (31)a       -     Certification of Stanley A. Rabin, Chairman of the
                            Board, President and Chief Executive Officer of
                            Commercial Metals Company, pursuant to Section 302
                            of the Sarbanes-Oxley Act of 2002 (filed herewith).

          (31)b       -     Certification of William B. Larson, Vice President
                            and Chief Financial Officer of Commercial Metals
                            Company, pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002 (filed herewith).

          (32)a       -     Certification of Stanley A. Rabin, Chairman of the
                            Board, President and Chief Executive Officer of
                            Commercial Metals Company, pursuant to 18 U.S.C.
                            1350, as adopted pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002 (filed herewith).

          (32)b       -     Certification of William B. Larson, Vice President
                            and Chief Financial Officer of Commercial Metals
                            Company, pursuant to 18 U.S.C. 1350, as adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of
                            2002 (filed herewith).


----------
* denotes management contract or compensatory plan.

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

                                         COMMERCIAL METALS COMPANY

                                         /s/ WILLIAM B. LARSON
                                         --------------------------------------
                                         William B. Larson,
                                         Vice President and
                                         Chief Financial Officer

                                         Date: October 31, 2003

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders of
Commercial Metals Company
Dallas, Texas

We have audited the consolidated financial statements of Commercial Metals Company and subsidiaries as of August 31, 2002 and 2001, and for each of the three years in the period ended August 31, 2002, and have issued our report thereon dated November 22, 2002 (October 29, 2003 as to the effects of the restatement discussed in the last paragraph of Note 14). Such financial statements and report are included in Item 8 herein. Our audits also included the consolidated financial statement schedule of Commercial Metals Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14, the financial statements have been restated.


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
November 22, 2002
(October 29, 2003 as to the effects of the restatement discussed in the last paragraph of Note 14)

                                  SCHEDULE VIII


                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                   ----------

                        VALUATION AND QUALIFYING ACCOUNTS

                                   ----------

                   YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

                                   ----------

                                 (In thousands)


Allowance for collection
losses deducted from
accounts receivable:


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

                                INDEX TO EXHIBITS



EXHIBIT
  NO.                       DESCRIPTION
-------                     -----------
         (3)(i)      -      Restated Certificate of Incorporation (Filed
                            herewith).

         (3)(i)a     -      Certificate of Amendment of Restated Certificate of
                            Incorporation dated February 1, 1994 (Filed
                            herewith).

         (3)(i)b     -      Certificate of Amendment of Restated Certificate of
                            Incorporation dated February 17, 1995 (Filed
                            herewith).

         (3)(i)c     -      Certificate of Designation, Preferences and Rights
                            of Series A Preferred Stock (Filed as Exhibit 2 to
                            Commercial Metals' Form 8-A filed August 3, 1999 and
                            incorporated herein by reference).

         (3)(ii)     -      By-Laws (Filed herewith).

         (4)(i)a     -      Indenture between Commercial Metals and Chase
                            Manhattan Bank dated as of July 31, 1995 (Filed as
                            Exhibit 4.1 to Commercial Metals' Registration
                            Statement No. 33-60809 on July 18, 1995 and
                            incorporated herein by reference).

         (4)(i)b     -      Rights Agreement dated July 28, 1999 by and between
                            Commercial Metals and ChaseMellon Shareholder
                            Services, LLC, as Rights Agent (Filed as Exhibit 1
                            to Commercial Metals' Form 8-A filed August 3, 1999
                            and incorporated herein by reference).



            4(i)c    -      Form of Note for Commercial Metals' 7.20% Senior
                            Notes due 2005 (filed herewith).

            4(i)d    -      Form of Note for Commercial Metals' 6.80% Senior
                            Notes due 2007 (filed herewith).

            4(i)e    -      Officers' Certificate, dated August 4, 1997,
                            pursuant to the Indenture dated as of July 31, 1995,
                            relating to the 6.80% Senior Notes due 2007 (filed
                            herewith).

            4(i)f    -      Form of Note for Commercial Metals' 6.75% Senior
                            Notes due 2009 (filed herewith).

            4(i)g    -      Officers' Certificate, dated February 23, 1999,
                            pursuant to the Indenture dated as of July 31, 1995,
                            relating to the 6.75% Senior Notes due 2009 (filed
                            herewith).

         (10)(i)a    -      Purchase and Sale Agreement dated June 20, 2001,
                            between various entities listed on Schedule 1 as
                            Originators and CMC Receivables, Inc. (Filed as
                            Exhibit (10)(a) to Commercial Metals' Form 10-Q for
                            the period ended May 31, 2001, and incorporated
                            herein by reference).

         (10)(i)b    -      Receivables Purchase Agreement dated June 20, 2001,
                            among CMC Receivables, Inc., as Seller, Three Rivers
                            Funding Corporation, as Buyer, and Commercial Metals
                            Company as Servicer (Filed as Exhibit (10)(b) to
                            Commercial Metals' Form 10-Q for the period ended
                            May 31, 2001, and incorporated herein by reference).

         (10)(i)c    -      $45,000,000 3 Year Revolving Credit Agreement dated
                            as of August 15, 2001 (Filed as Exhibit (10)(i)c to
                            Commercial Metals' Form 10-K for the fiscal year
                            ended August 31, 2001, and incorporated hereby by
                            reference).

         (10)(i)d    -      $129,500,000 Amended and Restated 364-Day Revolving
                            Credit Agreement dated as of August 8, 2002 (Filed
                            as Exhibit 10(i)(d) to Commercial Metals' Form 10-K
                            for the fiscal year ended August 31, 2002, and
                            incorporated herein by reference).

       (10)(iii)a*   -      Employment Agreement of Murray R. McClean as amended
                            through October 2, 2000 (Filed as Exhibit (10)(iii)
                            to Commercial Metals' Form 10-K for the fiscal year
                            ended August 31, 2000, and Incorporated herein by
                            reference).

       (10)(iii)b*   -      Amendment to Employment Agreement of Murray R.
                            McClean dated March 28, 2001, (Filed as Exhibit
                            (10)(iii)b to Commercial Metals' Form 10-K for the
                            fiscal year ended August 31, 2001, and incorporated
                            herein by reference).

       (10)(iii)c*   -      Key Employee Long-Term Performance Plan description
                            (Filed as Exhibit (10)(iii)c to Commercial Metals'
                            Form 10-K for the fiscal year ended August 31, 2001,
                            and incorporated hereby by reference).

       (10)(iii)d*   -      Key Employee Annual Incentive Plan description
                            (Filed as Exhibit (10)(iii)d to Commercial Metals'
                            Form 10-K for the fiscal year ended August 31, 2001,
                            and incorporated hereby by reference).

       (10)(iii)e*   -      Employment and Consulting Agreement of Marvin Selig
                            dated as of June 7, 2002 (Filed as Exhibit 10(iii)e
                            to Commercial Metals' Form 10-K for the fiscal year
                            ended August 31, 2002, and incorporated herein by
                            reference).

       (10)(iii)f* 1999 Non-Employee Director Stock Option Plan (filed herewith).

         (12) Statement re computation of earnings to fixed charges (filed herewith).

         (21)               Subsidiaries of Registrant (Filed as Exhibit 21 to
                            Commercial Metals' Form 10-K for the fiscal year ended August 31, 2002 and incorporated herein by reference).

         (23) Independent Auditors' consent to incorporation by reference of report dated November 22, 2002 (October
                            29, 2003, as to the effects of the restatement discussed in the last paragraph of Note 14), accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2002, into previously filed Registration Statements No. 033-61073, No.
                            033-61075, No. 333-27967 and No. 333-42648 on Form
                            S-8 and Registration Statements No. 33-60809 and
                            No. 333-61379 on Form S-3 (filed herewith).

          (31)a       -     Certification of Stanley A. Rabin, Chairman of the
                            Board, President and Chief Executive Officer of
                            Commercial Metals Company, pursuant to Section 302
                            of the Sarbanes-Oxley Act of 2002 (filed herewith).

          (31)b       -     Certification of William B. Larson, Vice President
                            and Chief Financial Officer of Commercial Metals
                            Company, pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002 (filed herewith).

          (32)a       -     Certification of Stanley A. Rabin, Chairman of the
                            Board, President and Chief Executive Officer of
                            Commercial Metals Company, pursuant to 18 U.S.C.
                            1350, as adopted pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002 (filed herewith).

          (32)b       -     Certification of William B. Larson, Vice President
                            and Chief Financial Officer of Commercial Metals
                            Company, pursuant to 18 U.S.C. 1350, as adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of
                            2002 (filed herewith).


----------
* denotes management contract or compensatory plan.