Form 10-Q/A
period 2002-11-30
COMMERCIAL METALS CO
filed 2003-10-31
CIK 22444

                                  FORM 10-Q/A

                               (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

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

                              6565 MacArthur Blvd.
                              Irving, Texas 75039
                       -----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                EXPLANATORY NOTE


This Amendment No. 1 to Commercial Metals Company's quarterly report on Form 10-Q for the quarter ended November 30, 2002 is being filed to include certain reclassifications for improved disclosures on the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. We have also revised the language in Note C, Sales of Accounts Receivable, expanded disclosures related to accounting policies and made various other modifications, corrections and clarifications, including the reconciliation of non-GAAP financial measures that is now required by Regulation G.

ITEM 1 - FINANCIAL STATEMENTS

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

                                     ASSETS

                        (In thousands except share data)

                                                          November 30,         August 31,
                                                              2002*               2002
                                                         --------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents                              $       59,780      $      124,397
  Accounts receivable (less allowance for
    collection losses of $8,753 and $8,877)                     349,846             350,885
  Inventories                                                   293,577             268,040
  Other                                                          54,935              50,930
                                                         --------------      --------------
                                TOTAL CURRENT ASSETS            758,138             794,252

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                          31,668              29,099
   Buildings                                                    119,661             119,592
   Equipment                                                    731,546             727,650
   Leasehold improvements                                        34,807              34,637
   Construction in process                                       13,573              10,801
                                                         --------------      --------------
                                                                931,255             921,779
   Less accumulated depreciation
    and amortization                                           (558,445)           (543,624)
                                                         --------------      --------------
                                                                372,810             378,155

OTHER ASSETS                                                     55,697              57,669
                                                         --------------      --------------
                                                         $    1,186,645      $    1,230,076
                                                         ==============      ==============

*As restated, see Note J.

           See notes to consolidated condensed financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                        November 30,        August 31,
                                                           2002*               2002
                                                      --------------      --------------

CURRENT LIABILITIES:
  Short-term borrowings                               $           --      $           --
  Accounts payable                                           265,628             275,232
  Accrued expenses and other payables                         99,315             133,608
  Income taxes payable                                         4,925               5,676
  Current maturities of long-term debt                           621                 631
                                                      --------------      --------------

                      TOTAL CURRENT LIABILITIES              370,489             415,147

DEFERRED INCOME TAXES                                         32,914              32,813

OTHER LONG-TERM LIABILITIES                                   27,069              24,841

LONG-TERM DEBT                                               256,189             255,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
     Preferred stock                                              --                  --
     Common stock, par value $5.00 per share:
       Authorized 40,000,000 shares; issued
           32,265,166 shares;
            outstanding 28,420,735 and 28,518,453
            shares                                           161,326             161,326
  Additional paid-in capital                                     170                 170
  Accumulated other comprehensive loss                        (1,122)             (1,458)
  Retained earnings                                          391,928             392,004
                                                      --------------      --------------
                                                             552,302             552,042
       Less treasury stock,
           3,844,431 and 3,746,713 shares at cost            (52,318)            (50,736)
                                                      --------------      --------------
                                                             499,984             501,306
                                                      --------------      --------------
                                                      $    1,186,645      $    1,230,076
                                                      ==============      ==============

*As restated, See Note J.

           See notes to consolidated condensed financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                        (In thousands except share data)
                                   (Unaudited)

                                                         Three months ended
                                                             November 30,
                                                    -----------------------------
                                                        2002             2001*
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

* As restated, See Note J.




           See notes to consolidated condensed financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Three months ended
                                                                                        November 30,
                                                                                ------------------------------
                                                                                    2002*             2001*
                                                                                ------------      ------------

CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
   Net earnings                                                                 $      2,205      $      8,482
   Adjustments to earnings not requiring cash:
      Depreciation and amortization                                                   15,226            15,765
      Provision for losses on receivables                                                369             1,094
      Net loss (gain) on sale of property                                                211               (59)
      Deferred income taxes                                                              101                --
      Tax benefits from stock plans                                                        5               156

  Changes in operating assets and liabilities, net of effect of Coil Steels
    Group acquisition:
      Decrease (increase) in accounts receivable                                     (12,291)           (8,623)
      Funding from accounts receivable sold                                           12,961                --
      Decrease (increase) in inventories                                             (25,537)          (19,927)
      Decrease (increase) in other assets                                             (1,905)            7,261
      Increase (decrease) in accounts payable,
         accrued expenses, other payables and income taxes                           (44,648)             (175)
      Increase in other long-term liabilities                                          2,228               597
                                                                                ------------      ------------
Net Cash Flows From (Used By) Operating Activities                                   (51,075)            4,571

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                        (9,658)           (8,624)
    Acquisition of Coil Steels Group, net of cash received                                --            (6,834)
    Sales of property, plant and equipment                                                --                59
                                                                                ------------      ------------
Net Cash Used By Investing Activities                                                 (9,658)          (15,399)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
     Short-term borrowings - net change                                                   --            (5,989)
     Payments on long-term debt                                                          (16)               (5)
     Stock issued under incentive and  purchase plans                                     26             1,402
     Treasury stock acquired                                                          (1,613)               --
     Dividends paid                                                                   (2,281)           (1,703)
                                                                                ------------      ------------
Net Cash Used by Financing Activities                                                 (3,884)           (6,295)
                                                                                ------------      ------------
Decrease in Cash and Cash Equivalents                                                (64,617)          (17,123)

Cash and Cash Equivalents at Beginning of Year                                       124,397            56,021
                                                                                ------------      ------------
Cash and Cash Equivalents at End of Period                                      $     59,780      $     38,898
                                                                                ============      ============

* As restated, see Note J.



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

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - QUARTERLY FINANCIAL DATA

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals, except for the restatement referred to in Note J, Restatement of Prior Period) necessary to present fairly the financial position as of November 30 and August 31, 2002 and the results of operations and cash flows for the three months ended November 30, 2002 and 2001. The results of operations for the three month periods are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended August 31, 2002 included in its Form 10-K/A filed with the Securities and Exchange Commission.

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

NOTE C - SALES OF ACCOUNTS RECEIVABLE

The Company has an accounts receivable securitization program (Securitization Program) which it utilizes as a cost-effective, short-term financing alternative. Under the Securitization Program, the Company and several of its subsidiaries (the Originators) periodically sell accounts receivable to the Company's wholly-owned consolidated special purpose subsidiary (CMCR). CMCR is structured to be a bankruptcy-remote entity. CMCR, in turn, sells an undivided percentage ownership (Participation Interest) in the pool of receivables to an affiliate of a third party financial institution (Buyer). CMCR may sell undivided interests of up to $130 million, depending on the Company's level of financing needs.

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

At November 30, 2002 and August 31, 2002, uncollected accounts received of $145 million and $146 million, respectively, had been sold to CMCR, and the Company's undivided interest in these receivables was subordinate to any interest owned by the Buyer. At November 30, 2002 and August 31, 2002, no Participant Interests in CMCR's accounts receivable pool were owned by the Buyer and therefore none were reflected as a reduction in accounts receivable on the Company's consolidated balance sheets.

Discounts (losses) on the sales of accounts receivables to the Buyer under this Securitization Program were $123 thousand and $347 thousand for three months ended November 30, 2002 and 2001 respectively. These losses, representing primarily the costs of funds, were included in selling, general and administrative expenses. The carrying amount of the Company's retained interest (representing the Company's interest in the receivable pool) was $145 million (100%) in the revolving pool of receivables of $145 million at November 30, 2002. At August 31, 2002, the carrying amount of the Company's retained interest was $146 million (100%) in the revolving pool of receivables of $146 million. The carrying amount of the Company's retained interest in the receivables approximated fair value due to the short-term nature of the collection period. The retained interest is determined reflecting 100% of any allowance for collection losses on the entire receivables pool. No other material assumptions are made in determining the fair value of the retained interest. The Company is responsible for servicing the entire pool of receivables.

In addition to the Securitization Program described above, the Company's international subsidiaries periodically sell accounts receivable. These arrangements also constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company's creditors in the event of bankruptcy. Uncollected accounts receivable that had been sold under these arrangements and removed from the consolidated balance sheets were $15.1 million at November 30, 2002 and $2.1 million at August 31, 2002.


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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE I - BUSINESS  SEGMENTS

The following is a summary of certain financial information by reportable segment (in thousands):

                                                         Three months ended November 30, 2002
                                       ------------------------------------------------------------------------------
                                                                       Marketing &        Corp. &
                                       Manufacturing    Recycling      Distribution        Elim.         Consolidated
                                       ------------    ------------    ------------     ------------     ------------

Net sales - unaffiliated customers     $    288,410    $     89,707    $    250,736     $        206     $    629,059
Inter-segments sales                            800           6,649           5,627          (13,076)              --

                                       ------------    ------------    ------------     ------------     ------------
                                            289,210          96,356         256,363          (12,870)         629,059

Adjusted operating profit (loss)              3,744           1,404           4,772           (1,963)           7,957

Total assets - November 30, 2002            707,307          95,342         293,264           90,732        1,186,645



                                                             Three months ended November 30, 2001
                                       -------------------------------------------------------------------------------
                                                                         Marketing &       Corp. &
                                       Manufacturing     Recycling      Distribution         Elim.        Consolidated
                                       ------------    ------------     ------------     ------------     ------------

Net sales - unaffiliated customers     $    330,504    $     77,881     $    156,405     $         90     $    564,880
Inter-segments sales                            804           4,750            2,788           (8,342)              --

                                       ------------    ------------     ------------     ------------     ------------
                                            331,308          82,631          159,193           (8,252)         564,880

Adjusted operating profit (loss)             20,200          (1,222)           2,280           (2,251)          19,007

Total assets - November 30, 2001            738,398          88,213          225,487           52,065        1,104,163

The following table provides a reconciliation of the non-GAAP measure, adjusted operating profit (loss), to net earnings (loss), the most comparable GAAP measure (in thousands):

                                                                          MARKETING AND  CORPORATE AND
SEGMENT                                        MANUFACTURING   RECYCLING  DISTRIBUTION   ELIMINATIONS     TOTAL
-----------------------------------------      -------------   ---------  -------------  -------------   -------
THREE MONTHS ENDED NOVEMBER 30, 2002:
Net earnings (loss)                                $ 2,283      $   900       $ 2,827      $(3,805)      $ 2,205
Income taxes                                         1,387          485         1,543       (2,121)        1,294
Interest expense                                        33            1           363        3,938         4,335
Discounts on sales of accounts receivable               41           18            39           25           123
                                                   -------      -------       -------      -------       -------
Adjusted operating profit(loss)                    $ 3,744      $ 1,404       $ 4,772      $(1,963)      $ 7,957
                                                   =======      =======       =======      =======       =======


THREE MONTHS ENDED NOVEMBER 30, 2001

Net earnings(loss)                                 $12,414      $  (836)      $ 1,070      $(4,166)      $ 8,482
Income taxes                                         7,520         (459)          583       (2,426)        5,218
Interest expense                                        87            1           491        4,382         4,961
Discounts on sales of accounts receivable              179           72           136          (41)          346
                                                   -------      -------       -------      -------       -------
Adjusted operating profit(loss)                    $20,200      $(1,222)      $ 2,280      $(2,251)      $19,007
                                                   =======      =======       =======      =======       =======


NOTE J - RESTATEMENT

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

In October 2003, the Company determined that the amounts previously reported at August 31 and November 30, 2002 as temporary investments should have been classified as "cash equivalents" and combined with the amounts reported as cash on its consolidated balance sheets. Also, the Company has determined that it should have consolidated its interests in CMCR, the primary effect of which is to combine the amounts previously reported as notes receivables from affiliate with accounts receivable on the consolidated balance sheets. As a result, cash and cash equivalents shown in the accompanying consolidated balance sheets as of November 30 and August 31, 2002 have been increased by $34 million and $91 million, respectively, from the amounts previously reported as cash (as shown in the table above), and the previously reported temporary investments line has been removed. As a result of consolidating CMCR, accounts receivable as of November 30 and August 31, 2002 have been increased by $142 million and $143 million, respectively, from the amounts previously reported (as shown in the table above), and the previously reported notes receivable from affiliates line has been removed. In conjunction with these balance sheet changes, net cash used by investing activities in the accompanying statements of cash flows for the three months ended November 30, 2002 and 2001 have been changed from ($47) million and ($399) thousand, respectively, to ($9.7) million and ($15.4) million. In addition, the disclosures in Note C, Sales of Accounts Receivable, have been revised. Other changes were also made to the consolidated balance sheets and statements of cash flows and accompanying notes as a result of the consolidation of CMCR, none of which are material to the financial statements.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

As discussed in Note J, Restatement, to the consolidated condensed financial statements, we have restated our financial statements for the three months ended November 30, 2001. Our management's discussion and analysis includes the effect of the restatement.

                                 Three Months Ended
                                    November 30,
                          -------------------------------
                              2002               2001
                          ------------       ------------
Net sales                 $        629       $        565

Net earnings                       2.2                8.5

EBITDA                            23.0               34.5

Ending LIFO reserve                7.9                5.9

We have included a financial statement measure in the table above that was not derived in accordance with generally accepted accounting principals (GAAP). Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) is a non-GAAP financial performance measure. In calculating EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization. We use EBITDA as one guideline to assess our ability to pay our current debt obligations as they mature and a tool to calculate possible future levels of leverage capacity. Reconciliations to the most comparable GAAP measure, net earnings, are provided below (in millions):

                                           Three Months Ended
                                              November 30,
                                    -------------------------------
                                        2002               2001
                                    ------------       ------------
Net earnings                        $        2.2       $        8.5
Income taxes                                 1.3                5.2
Interest expenses                            4.3                5.0
Depreciation and amortization               15.2               15.8
                                    ------------       ------------
EBITDA                              $       23.0       $       34.5
                                    ============       ============


Our management uses a non-GAAP measure, adjusted operating profit, to compare and evaluate the financial performance of our segments. See Note I, Business Segments, to the consolidated condensed financial statements. Adjusted operating profit is the sum of our earnings before income taxes, and financing costs. Adjusted operating profit provides a core operational earnings measurement that compares segments without the need to adjust for federal, but more specifically state and local taxed which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted operating profit. The results are therefore without consideration of financing alternatives of capital employed. In the following table we are providing a reconciliation of the non-GAAP measure, adjusted operating profit (loss), to net earnings (loss), the most comparable GAAP measure (in thousands):

                                                                          MARKETING AND  CORPORATE AND
SEGMENT                                        MANUFACTURING   RECYCLING  DISTRIBUTION   ELIMINATIONS     TOTAL
-----------------------------------------      -------------   ---------  -------------  -------------   -------
THREE MONTHS ENDED NOVEMBER 30, 2002:
Net earnings (loss)                                $ 2,283      $   900       $ 2,827      $(3,805)      $ 2,205
Income taxes                                         1,387          485         1,543       (2,121)        1,294
Interest expense                                        33            1           363        3,938         4,335
Discounts on sales of accounts receivable               41           18            39           25           123
                                                   -------      -------       -------      -------       -------
Adjusted operating profit(loss)                    $ 3,744      $ 1,404       $ 4,772      $(1,963)      $ 7,957
                                                   =======      =======       =======      =======       =======


THREE MONTHS ENDED NOVEMBER 30, 2001

Net earnings(loss)                                 $12,414      $  (836)      $ 1,070      $(4,166)      $ 8,482
Income taxes                                         7,520         (459)          583       (2,426)        5,218
Interest expense                                        87            1           491        4,382         4,961
Discounts on sales of accounts receivable              179           72           136          (41)          346
                                                   -------      -------       -------      -------       -------
Adjusted operating profit(loss)                    $20,200      $(1,222)      $ 2,280      $(2,251)      $19,007
                                                   =======      =======       =======      =======       =======

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

- Marketing and distribution's adjusted operating profit was more than double last year's first quarter, with most of the improvement in international markets.

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

The following table shows net sales and adjusted operating profit (loss) by business segment.

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

ADJUSTED OPERATING PROFIT (LOSS):
Manufacturing                    $      3,744        $     20,200
Recycling                               1,404              (1,222)
Marketing and Distribution              4,772               2,280
Corporate and Eliminations             (1,963)             (2,251)
                                 ------------        ------------
                                 $      7,957        $     19,007
                                 ============        ============



MANUFACTURING -

We include our steel group and our copper tube division in our manufacturing segment. Adjusted operating profit is equal to earnings before income taxes for our four steel minimills, our copper tube mill and the steel group's fabrication operations. Our manufacturing adjusted operating profit for the three months ended November 30, 2002 decreased $16.5 million (81%) as compared to 2001 on $42.1 million (13%) less net sales. Our steel group's minimills and our copper tube mill reported lower adjusted operating profits because lower selling prices combined with higher scrap purchase costs resulted in compressed gross margins. Our steel group's downstream fabrication operations were less profitable due to much lower selling prices and shipments. Lower private non-residential construction and the slower industrial economy in the United States contributed to lower selling prices in our manufacturing segment, as domestic supply plus imports exceeded demand. On the other hand, tariffs levied by other countries on their steel scrap exports caused the U.S. scrap market to tighten, and purchase prices for scrap increased. These conditions resulted in a significant reduction in gross margins.

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

Adjusted operating profit for our four steel minimills decreased 77% for the three months ended November 30, 2002 compared to 2001, due to falling selling prices and higher scrap costs. Profits at all four mills were significantly lower, although total shipments were up. The largest declines in profitability were at SMI Texas and SMI South Carolina. Adjusted operating profits at SMI Texas decreased $3.0 million (51%) for the three months ended November 30, 2002 as compared to 2001. SMI South Carolina lost $2.3 million for the three months ended November 30, 2002 as compared to a $1.2 million adjusted operating profit in 2001. The mills shipped 505,000 tons in the current quarter compared to 476,000 last year, an increase of 6%. Mill production decreased slightly with tons rolled down 1% to 480,000. Tons melted decreased 2% to 514,000. The average total mill selling price at $272 per ton was $5 (2%) below last year primarily because we shipped more semi-finished billets, a product with a lower selling price than our average. Our mill selling price for finished goods decreased $1 per ton. Average scrap purchase costs were $16 per ton higher than last year, resulting in lower gross margins. Utility expenses increased by $1.1 million as compared to last year; both natural gas and electricity costs were higher.

Adjusted operating profit in the steel group's fabrication and other businesses decreased by $8.0 million (85%) for the three months ended November 20, 2002 as compared to 2001. Excluding SMI-Owen (which was sold in March 2002), adjusted operating profits decreased by $3.9 million. Near the end of fiscal 2002, we uncovered an accounting fraud and a theft, which occurred over four years at our rebar fabrication plant in South Carolina. The total adjustment required to restate the accounting records to their proper balances was $2.7 million, including a $900 thousand expense in fiscal 2002. Earnings before income taxes for the three months ended November 30, 2001 have been restated by $545,000. See Note J, Restatement to the consolidated condensed financial statements.

We took immediate action to strengthen compliance with our internal control policies in the areas of segregation of duties, personnel, and management review and oversight. Both the controller and the general manager were replaced at the rebar fabrication plant in South Carolina. The steel group has increased the level of detail, the frequency of submission, and the amount of review of its operating locations' reporting. The Company has renewed emphasis on periodic and timely internal balance sheet audits at all operating locations and completed audits of all its operating locations in fiscal 2003. No major areas of noncompliance were noted. Senior management and area managers of all the Company's locations attended internal meetings led by the CEO and CFO regarding management's responsibility for internal control, dealing with noncompliance issues and the Company's commitment to only the highest ethical standards of conduct.

Fabrication plant shipments totaled 217,000 tons, 15% less than last year's first quarter shipments of 255,000 tons. Excluding SMI Owen, shipments decreased by 29,000 tons (12%). The average fabrication selling price for the three months ended November 30, 2002 decreased $76 per ton (12%). Rebar fabrication, concrete related products, joist and structural steel fabrication markets were all weaker, with several plants reporting adjusted operating losses. Only our steel fence post plants together with our heat treating plant generated the same profitability during the three months ended November 30, 2002 as compared to 2001. In general, our continued cost reduction efforts and initiatives to improve productivity were not enough to offset the drop in gross margins. In spite of the current poor market conditions, our strategy remains to continue both internal growth and acquisitions to expand our downstream businesses.

Our Copper tube division's adjusted operating profit decreased $1.9 million (87%) with 7% less net sales. Copper tube shipments increased 3% to 15.6 million pounds. Production increased 13% to 15.3 million pounds. However, the average selling price dropped 12 cents per pound (10%) to $1.10 for the three months ended November 30, 2002 as compared to $1.22 for the three months ended November 30, 2001. The average copper scrap price increased 3 cents per pound (5%) during the three months ended November 30, 2002 as compared to 2001. Although sales and construction of new homes held up relatively well, more imported tubing and an over-supply of water and refrigeration tubing put pressure on selling prices. The division continued to expand its sales of line sets.

RECYCLING -

Our recycling segment reported an adjusted operating profit of $1.4 million for the three months ended November 30, 2002 as compared with an adjusted operating loss of $1.2 million in 2001. Net sales for the three months ended November 30, 2002 were 17% higher at $96 million. Gross margins were 23% higher than the same period last year. The segment processed and shipped 390,000 tons of ferrous scrap during the three months ended November 30, 2002, 13% more than 2001. Ferrous sales prices were on average $89 per ton, or 25% higher than 2001. Nonferrous shipments were flat at 56,000 tons. The average nonferrous scrap sales price of $963 per ton for the three months ended November 30, 2002 was 9% higher than in 2001. The total volume of scrap processed, including the steel group's processing plants, was 669,000 tons, an increase of 15% from the 584,000 tons processed in 2001.

MARKETING AND DISTRIBUTION -

Net sales in the three months ended November 30, 2002 for our marketing and distribution segment increased 61% as compared to 2001 to $256 million. Adjusted operating profit for the three months ended November 30, 2002 was $4.8 million, more than double from 2001, mostly due to better results from our international operations. Sales to and within Asia, especially China, were up significantly. Also, the economy in Australia was still strong. In September 2001, we completed our acquisition of Coil Steels Group, in which we already owned a 22% share. In September 2002, we acquired the sheet and coil business of Horans in Australia, which we merged into our Coil Steels Group's Sydney operation. The increased profitability in marketing and distribution was largely due to our strategy in recent years to build up our regional business around the world and to increase our downstream presence. Our U.S. divisions were also more profitable for the three months ended November 30, 2002 as compared to 2001.

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

We used $51.1 million of net cash flows in our operating activities for the three months ended November 30, 2002 as compared with the $4.6 million of net cash flows provided from our operating activities for the three months ended November 30, 2001 due partially to lower net earnings. Our provision for losses on receivables was also lower. During the three months ended November 30, 2002, we paid more expenses, which had been accrued at the fiscal year ended August 31, 2002, than we did for 2001. These payments were higher because bonuses and other discretionary items were more for fiscal 2002 than 2001 based on our higher profits. Net working capital increased only slightly to $388 million at November 30, 2002 from $379 million at August 31, 2002 because we used funds from cash equivalents to pay the accrued expenses as warranted. The current ratio was 2.0 at November 30, 2002, up from 1.9 at August 31, 2002.

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

Our short-term financing needs were still minimal during the three months ended November 30, 2002. We used cash and cash equivalents to meet our working capital requirements during this period. We had no short-term borrowings at November 30, 2002 or 2001. We have no significant amounts due on our long-term debt until July 2005.

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

PART II OTHER INFORMATION



         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits required by Item 601 of Regulation S-K.

                           31.1 Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

                           31.2 Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to
                                    Section 302 of the Sarbanes-Oxley Act of
                                    2002 (filed herewith).

                           32.1 Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                           32.2 Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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


                                     COMMERCIAL METALS COMPANY


                                     /s/ WILLIAM B. LARSON
                                     --------------------------------------
October 31, 2003                     William B. Larson
                                     Vice President
                                     & Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
31.1              Certification of Stanley A. Rabin, Chairman of the Board,
                  President and Chief Executive Officer of Commercial Metals
                  Company, pursuant to Section 302 to the Sarbanes-Oxley Act of
                  2002 (filed herewith).

31.2              Certification of William B. Larson, Vice President and Chief
                  Financial Officer of Commercial Metals Company, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1              Certification of Stanley A. Rabin, Chairman of the Board,
                  President and Chief Executive Officer of Commercial Metals
                  Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2              Certification of William B. Larson, Vice President and Chief
                  Financial Officer of Commercial Metals Company, pursuant to 18
                  U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
