Form 10-Q/A
period 2003-02-28
COMMERCIAL METALS CO
filed 2003-10-31
CIK 22444

                                  FORM 10-Q/A
                               (Amendment No 1.)

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

                                EXPLANATORY NOTE

This Amendment No. 1 to Commercial Metals Company's quarterly report on Form 10-Q for the quarter ended February 28, 2003 is being filed to include certain reclassifications for improved disclosures on the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. We have also revised the language in Note C, Sales of Accounts Receivable, expanded disclosures related to accounting policies, included additional information on the annual meeting of stockholders and made various other modifications, corrections and clarifications, including the reconciliation of non-GAAP financial measures that is now required by Regulation G.

ITEM 1 - FINANCIAL STATEMENTS

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                        (In thousands except share data)


                                                                February 28,            August 31,
                                                                    2003*                  2002
CURRENT ASSETS:                                                 -----------             -----------

  Cash and cash equivalents                                     $    49,746             $   124,397
  Accounts receivable (less allowance for
    collection losses of $8,521 and $8,877)                         338,329                 350,885
  Inventories                                                       322,362                 268,040
  Other                                                              55,638                  50,930
                                                                -----------             -----------
                                TOTAL CURRENT ASSETS                766,075                 794,252

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                              32,920                  29,099
   Buildings                                                        123,618                 119,592
   Equipment                                                        736,683                 727,650
   Leasehold improvements                                            35,763                  34,637
   Construction in process                                           15,788                  10,801
                                                                -----------             -----------
                                                                    944,772                 921,779
   Less accumulated depreciation
    and amortization                                               (571,279)               (543,624)
                                                                -----------             -----------
                                                                    373,493                 378,155

OTHER ASSETS                                                         55,356                  57,669
                                                                -----------             -----------
                                                                $ 1,194,924             $ 1,230,076
                                                                ===========             ===========
*As restated, see Note K.

            See notes to condensed consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands except share data)


                                                             February 28,             August 31,
                                                                 2003*                   2002
CURRENT LIABILITIES:                                         ------------             ----------

  Short-term borrowings                                         $     --               $      --
  Accounts payable                                               264,650                 275,232
  Accrued expenses and other payables                            106,309                 133,608
  Income taxes payable                                             4,461                   5,676
  Current maturities of long-term debt                               611                     631
                                                                 -------                 -------
                      TOTAL CURRENT LIABILITIES                  376,031                 415,147

DEFERRED INCOME TAXES                                             33,788                  32,813

OTHER LONG-TERM LIABILITIES                                       28,235                  24,841

LONG-TERM DEBT                                                   257,414                 255,969


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
     Preferred stock                                                  --                      --
     Common stock, par value $5.00 per share:
       Authorized 40,000,000 shares; issued
           32,265,166 shares;
            outstanding 28,213,050 and 28,518,453
            shares                                               161,326                 161,326
  Additional paid-in capital                                         772                     170
  Accumulated other comprehensive income (loss)                      762                  (1,458)
  Retained earnings                                              392,592                 392,004
                                                             -----------             -----------
                                                                 555,452                 552,042
       Less treasury stock,
           4,052,116 and 3,746,713 shares at cost                (55,996)                (50,736)
                                                             -----------             -----------
                                                                 499,456                 501,306
                                                             -----------             -----------
                                                             $ 1,194,924             $ 1,230,076
                                                             ===========             ===========
*As restated, see Note K.

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

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                        Six months ended
                                                                                           February 28,
                                                                                   -------------------------
                                                                                     2003*            2002*
                                                                                   --------         --------
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
   Net earnings                                                                    $  5,138         $ 15,054
   Adjustments to earnings not requiring cash:
      Depreciation and amortization                                                  30,271           31,231
      Provision for losses on receivables                                             1,257            2,562
      Deferred income taxes                                                             975               --
      Tax benefits from stock plans                                                     101            1,544
      Other                                                                             763              194

  Changes in operating assets and liabilities, net of effect of Coil Steels Group acquisition:
      Decrease (increase) in accounts receivable                                     (5,760)         (10,758)
      Funding from accounts receivable sold                                          30,550            6,556
      Decrease (increase) in inventories                                            (54,197)         (44,034)
      Decrease (increase) in other assets                                           (15,333)          (1,112)
      Increase (decrease) in accounts payable,
         accrued expenses, other payables and income taxes                          (39,276)          13,778
      Increase in other long-term liabilities                                         3,394            1,235
                                                                                   --------         --------
Net Cash From (Used By) Operating Activities                                        (42,117)          16,250

CASH FLOWS FROM (USED BY)  INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                      (23,455)         (18,486)
    Acquisition of Coil Steels Group, net of cash received                               --           (6,834)
    Sales of property, plant and equipment                                              162              256
                                                                                   --------         --------
Net Cash Used By Investing Activities                                               (23,293)         (25,064)

CASH FLOWS USED BY FINANCING ACTIVITIES:
     Short-term borrowings - net change                                                  --           (4,830)
     Payments on long-term debt                                                         (33)          (7,915)
     Stock issued under incentive and  purchase plans                                 4,533           16,301
     Treasury stock acquired                                                         (9,191)              --
     Dividends paid                                                                  (4,550)          (3,426)
                                                                                   --------         --------
Net Cash From (Used by) Financing Activities                                         (9,241)             130
                                                                                   --------         --------
Decrease in Cash and Cash Equivalents                                               (74,651)          (8,684)

Cash and Cash Equivalents at Beginning of Year                                      124,397           56,021
                                                                                   --------         --------
Cash and Cash Equivalents at End of Period                                         $ 49,746         $ 47,337
                                                                                   ========         ========

*As restated, See Note K.

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

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

On January 17, 2003, the FASB issued Interpretation No. 46(FIN 46), Consolidation of Variable Interest Entities, which requires consolidation of certain special purpose entities. The Company does not anticipate that FIN 46 will have a material impact on its results of operations or financial position.

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

This Program is designed to enable receivables sold by the Company to CMCR to constitute true sales under US Bankruptcy Laws, and the Company has received an opinion from counsel to the "true sale" nature of the program. As a result, these receivables are available to satisfy CMCR's own obligations to its third party creditors. The Company accounts for the Securitization Program in accordance with SFAS No 140, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The transfers meet all of the criteria for a sale under SFAS No. 140. At the time a Participation Interest in the pool of receivables is sold, the amount sold is removed from the consolidated balance sheet and the proceeds from the sale are reflected as cash provided by operating activities.

At February 28, 2003 and August 31, 2002, uncollected accounts receivable of $128 million and $146 million, respectively, had been sold to CMCR, and the Company's undivided interest in these receivables was subordinate to any interest owned by the Buyer. At February 28, 2003 and August, 2002, $15 million and $0, respectively of Participation Interests in CMCR's accounts receivable pool were owned by the Buyer and therefore reflected as a reduction in accounts receivable on the Company's consolidated balance sheets.

Discounts (losses) on the sales of accounts receivable to the Buyer under this Securitization Program were $188 thousand and $311 thousand for the three and six months ended February 28, 2003, respectively. These discounts were $284 thousand and $630 thousand for the three and six months ended February 28, 2002, respectively. These losses, representing primarily the costs of funds, were included in selling, general and administrative expenses. The carrying amount of the Company's retained interest (representing the Company's interest in the receivable pool) was $113 million in the revolving pool of receivables of $128 million at February 28, 2003. At August 31, 2002, the carrying amount of the Company's retained interest was $146 million (100%) in the revolving pool of receivables of $146 million. The carrying amount of the Company's retained interest in the receivables approximated fair value due to the short-term nature of the collection period. The retained interest is determined reflecting 100% of any allowance for collection losses on the entire receivables pool. No other material assumptions are made in determining the fair value of the retained interest. The Company is responsible for servicing the entire pool of receivables.

In addition to the Securitization Program described above, the Company's international subsidiaries periodically sell accounts receivable. These arrangements also constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company's creditors in the event of bankruptcy. Uncollected accounts receivable that had been sold under these arrangements and removed from the consolidated balance sheets were $17.7 million at February 28, 2003 and $2.1 million at August 31, 2002.

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

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
NOTE J - BUSINESS SEGMENTS

The following is a summary of certain financial information by reportable segment (in thousands):


                                                               Three months ended February 28, 2003
                                         ---------------------------------------------------------------------------------
                                                                           Marketing &          Corp. &
                                         Manufacturing      Recycling     Distribution            Elim.       Consolidated
                                         -------------      ---------     ------------          -------       ------------

Net sales - unaffiliated customers           $ 306,739      $  93,952        $ 259,967        $     151          $ 660,809
Inter-segments sales                               760          6,516            4,839          (12,115)                --
                                             ---------      ---------        ---------        ---------          ---------
                                               307,499        100,468          264,806          (11,964)           660,809

Adjusted operating profit (loss)                 1,148          4,050            5,341           (2,141)             8,398




                                                               Three months ended February 28, 2002
                                        -----------------------------------------------------------------------------------
                                                                            Marketing &          Corp. &
                                        Manufacturing       Recycling      Distribution             Elim.      Consolidated
                                        -------------       ---------      ------------          --------      ------------
Net sales - unaffiliated customers          $ 322,624       $  78,526         $ 173,126         $      41         $ 574,317
Inter-segments sales                              816           4,392             5,255           (10,463)               --
                                            ---------       ---------         ---------         ---------         ---------
                                              323,440          82,918           178,381           (10,422)          574,317

Adjusted operating profit (loss)               15,850             198             2,206            (2,301)           15,953


                                                                   Six months ended February 28, 2003
                                        -----------------------------------------------------------------------------------
                                                                             Marketing &         Corp. &
                                        Manufacturing       Recycling       Distribution            Elim.      Consolidated
                                        -------------       ---------       ------------       ---------       ------------
Net sales - unaffiliated customers        $   602,269       $ 183,659        $   510,703       $     356        $ 1,296,987
Inter-segments sales                            1,560          13,165             10,466         (25,191)                --
                                          -----------       ---------        -----------       ---------        -----------
                                              603,829         196,824            521,169         (24,835)         1,296,987

Adjusted operating profit (loss)                4,892           5,454             10,113          (4,104)            16,355

Total assets - February 28, 2003              709,228          96,769            312,025          76,902          1,194,924


                                                                   Six months ended February 28, 2002
                                         -------------------------------------------------------------------------------------------
                                                                                Marketing &             Corp. &
                                         Manufacturing         Recycling       Distribution                Elim.       Consolidated
                                         -------------          --------       -------------            --------       -------------
Net sales - unaffiliated customers         $   660,416       $   156,407         $   329,531         $       131         $ 1,146,485
Inter-segments sales                             1,620             9,142               8,043             (18,805)                 --
                                           -----------       -----------         -----------         -----------         -----------
                                               662,036           165,549             337,574             (18,674)          1,146,485

Adjusted operating profit (loss)                36,050            (1,024)              4,486              (4,552)             34,960

Total assets - February 28, 2002               741,079            84,970             237,177              69,869           1,133,095

The following table provides a reconciliation of the non-GAAP measure, adjusted operating profit (loss), to net earnings (loss), the most comparable GAAP measure (in thousands):

                                                                          MARKETING AND  CORPORATE AND
SEGMENT                                        MANUFACTURING   RECYCLING  DISTRIBUTION   ELIMINATIONS     TOTAL
-----------------------------------------      -------------   ---------  -------------  -------------   -------
THREE MONTHS ENDED FEBRUARY 28, 2003:
Net earnings (loss)                                $   723      $ 2,565       $ 4,304      $(4,659)      $ 2,933
Income taxes                                           350        1,465           501         (592)        1,724
Interest expense                                        33           (1)          499        3,022         3,553
Discounts on sales of accounts receivable               42           21            37           88           188
                                                   -------      -------       -------      -------       -------
Adjusted operating profit (loss)                   $ 1,148      $ 4,050       $ 5,341      $(2,141)      $ 8,398
                                                   =======      =======       =======      =======       =======


THREE MONTHS ENDED FEBRUARY 28, 2002:

Net earnings (loss)                                $ 9,785      $   103       $ 1,123      $(4,439)      $ 6,572
Income taxes                                         5,903           56           610       (2,541)        4,028
Interest expense                                        74           --           405        4,590         5,069
Discounts on sales of accounts receivable               88           39            68           89           284
                                                   -------      -------       -------      -------       -------
Adjusted operating profit (loss)                   $15,850      $   198       $ 2,206      $(2,301)      $15,953
                                                   =======      =======       =======      =======       =======

SIX MONTHS ENDED FEBRUARY 28, 2003:

Net earnings (loss)                                $ 3,006      $ 3,465       $ 7,131      $(8,464)      $ 5,138
Income taxes                                         1,737        1,950         2,044       (2,713)        3,018
Interest expense                                        66           --           862        6,960         7,888
Discounts on sales of accounts receivable               83           39            76          113           311
                                                   -------      -------       -------      -------       -------
Adjusted operating profit (loss)                   $ 4,892      $ 5,454       $10,113      $(4,104)      $16,355
                                                   =======      =======       =======      =======       =======

SIX MONTHS ENDED FEBRUARY 28, 2002:

Net earnings (loss)                                $22,199      $  (733)      $ 2,193      $(8,605)      $15,054
Income taxes                                        13,423         (403)        1,193       (4,967)        9,246
Interest expense                                       161            1           896        8,972        10,030
Discounts on sales of accounts receivable              267          111           204           48           630
                                                   -------      -------       -------      -------       -------
Adjusted operating profit (loss)                   $36,050      $(1,024)      $ 4,486      $(4,552)      $34,960
                                                   =======      =======       =======      =======       =======

NOTE K-RESTATEMENT

In October 2003, the Company determined that the amounts previously reported at February 28, 2003 and August 31, 2002 as temporary investments should have been classified as "cash equivalents" and combined with the amounts reported as cash on its consolidated balance sheets. Also, the Company has determined that it should have consolidated its interests in CMCR, the primary effect of which is to combine the amounts previously reported as notes receivable from affiliate with accounts receivable on the consolidated balance sheets. As a result, cash and cash equivalents shown in the accompanying consolidated balance sheets as of February 28, 2003 and August 31, 2002 have been increased by $20 million and $91 million, respectively, from the amounts previously reported as cash, and the previously reported temporary investments line has been removed. As a result of consolidating CMCR, accounts receivable as of February 28, 2003 and August 31, 2002 have been increased by $111 million and $143 million, respectively, from the amounts previously reported, and the previously reported notes receivable from affiliates line has been removed. In conjunction with these balance sheet changes, net cash from (used by) investing activities in the accompanying statements of cash flows for the six months ended February 28, 2003 and 2002 have been changed from $48 million and ($22) million, respectively, to ($23) million and ($25) million. In addition, the disclosures in Note C, Sales of Accounts Receivable, have been revised. Other changes were also made to the consolidated balance sheets and statements of cash flows and accompanying notes as a result of the consolidation of CMCR, none of which are material to the financial statements.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CONSOLIDATED RESULTS OF OPERATIONS

                                  (in millions)

                              Three Months Ended              Six Months Ended
                                 February 28,                   February 28,
                              ------------------             ------------------
                                2003        2002             2003          2002
                                ----        ----             ----          ----
         Net sales            $  661       $ 574          $ 1,297       $ 1,146

         Net earnings            2.9         6.6              5.1          15.1

         EBITDA                 23.3        31.1             46.3          65.5

         Ending LIFO reserve    10.9         6.5

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


                                        Three Months Ended     Six Months Ended
                                            February 28,          February 28,
                                          2003       2002       2003       2002
                                        ------      ------     -----      -----
Net earnings                             $ 2.9      $ 6.6      $ 5.1      $15.1
Income taxes                               1.7        4.0        3.0        9.2
Interest expense                           3.6        5.1        7.9       10.0
Depreciation and amortization             15.1       15.4       30.3       31.2
                                         -----      -----      -----      -----
EBITDA                                   $23.3      $31.1      $46.3      $65.5
                                         =====      =====      =====      =====

Our management uses a non-GAAP measure, adjusted operating profit, to compare and evaluate the financial performance of our segments. See Note J, Business Segments to the condensed consolidated financial statements. Adjusted operating profit is the sum of our earnings before income taxes, and financing costs. Adjusted operating profit provides a core operational earnings measurement that compares segments without the need to adjust for federal, but more specifically state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted operating profit. The results are therefore without consideration of financing alternatives of capital employed. In the following table we are providing a reconciliation of the non-GAAP measure, adjusted operating profit
(loss), to net earnings (loss), the most comparable GAAP measure (in thousands):

                                                                          MARKETING AND  CORPORATE AND
SEGMENT                                        MANUFACTURING   RECYCLING  DISTRIBUTION   ELIMINATIONS     TOTAL
-----------------------------------------      -------------   ---------  -------------  -------------   -------
THREE MONTHS ENDED FEBRUARY 28, 2003:
Net earnings (loss)                                $   723      $ 2,565       $ 4,304      $(4,659)      $ 2,933
Income taxes                                           350        1,465           501         (592)        1,724
Interest expense                                        33           (1)          499        3,022         3,553
Discounts on sales of accounts receivable               42           21            37           88           188
                                                   -------      -------       -------      -------       -------
Adjusted operating profit (loss)                   $ 1,148      $ 4,050       $ 5,341      $(2,141)      $ 8,398
                                                   =======      =======       =======      =======       =======


THREE MONTHS ENDED FEBRUARY 28, 2002:

Net earnings (loss)                                $ 9,785      $   103       $ 1,123      $(4,439)      $ 6,572
Income taxes                                         5,903           56           610       (2,541)        4,028
Interest expense                                        74           --           405        4,590         5,069
Discounts on sales of accounts receivable               88           39            68           89           284
                                                   -------      -------       -------      -------       -------
Adjusted operating profit (loss)                   $15,850      $   198       $ 2,206      $(2,301)      $15,953
                                                   =======      =======       =======      =======       =======

SIX MONTHS ENDED FEBRUARY 28, 2003:

Net earnings (loss)                                $ 3,006      $ 3,465       $ 7,131      $(8,464)      $ 5,138
Income taxes                                         1,737        1,950         2,044       (2,713)        3,018
Interest expense                                        66           --           862        6,960         7,888
Discounts on sales of accounts receivable               83           39            76          113           311
                                                   -------      -------       -------      -------       -------
Adjusted operating profit (loss)                   $ 4,892      $ 5,454       $10,113      $(4,104)      $16,355
                                                   =======      =======       =======      =======       =======

SIX MONTHS ENDED FEBRUARY 28, 2002:

Net earnings (loss)                                $22,199      $  (733)      $ 2,193      $(8,605)      $15,054
Income taxes                                        13,423         (403)        1,193       (4,967)        9,246
Interest expense                                       161            1           896        8,972        10,030
Discounts on sales of accounts receivable              267          111           204           48           630
                                                   -------      -------       -------      -------       -------
Adjusted operating profit (loss)                   $36,050      $(1,024)      $ 4,486      $(4,552)      $34,960
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

- Our recycling segment reported better adjusted operating profits with continued improvements in both ferrous and nonferrous scrap markets over last year.

- Marketing and distribution's adjusted operating profit was higher than last year's second quarter, with most of the improvement in international markets.

- We reduced our bonuses, contributions and employee's retirement plan expenses in line with our lower earnings.

- Our financial position remained strong, with excess cash and cash equivalents and no short-term debt at February 28, 2003.

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

The following table shows net sales and adjusted operating profit (loss) by business segment (in thousands):


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
                                            ===========         ===========         ===========         ===========

MANUFACTURING -

We include our steel group and our copper tube division in our manufacturing segment. Adjusted operating profit is equal to earnings before income taxes for our four steel minimills, our coppertube mill and the steel group's fabrication operations. Our manufacturing adjusted operating profit for the three months ended February 28, 2003 decreased $14.7 million (93%) as compared to 2002 on $15.9 million (5%) less net sales. Scrap purchase prices rose significantly because of the high demand for U.S. scrap, export restrictions in Russia and Ukraine, severe weather hampering transportation, the decline in the value of the U.S. dollar and increased demand in Asia, particularly China. Our steel minimills implemented higher selling prices late in the second quarter 2003, but these price increases will take effect gradually in our third and fourth quarters of fiscal 2003. Therefore, the price increases did not offset higher scrap and utility costs. Gross margins were significantly lower as a result of these conditions. Our copper tube mill's gross margins were also lower due to increased copper scrap purchase prices and lower selling prices for its products. Our steel group's downstream fabrication operations were less profitable due to much lower selling prices combined with slightly lower shipments. Lower business spending and commercial construction in the United States resulted in reduced demand for the segment's products, and thus resistance to selling price increases.

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

Adjusted operating profit for our four steel minimills decreased 62% for the three months ended February 28, 2003 compared to 2002. Modest increases in selling prices and more shipments were not enough to offset the higher input costs. Our adjusted operating profits at SMI Texas decreased $1.2 million (22%) for the three months ended February 28, 2003 as compared to 2002. SMI South Carolina lost $2.4 million for the three months ended February 28, 2003 as compared to a $1.9 million adjusted operating profit in 2002. Combined results for SMI Alabama and SMI Arkansas were slightly better than last year. The mills shipped 537,000 tons in the current quarter compared to 501,000 last year, an increase of 7%. We scheduled downtime at the mills in December in order to manage inventories. As a result, mill production decreased with tons rolled down 10% to 429,000. Tons melted decreased 1% to 475,000. The average total mill selling price at $271 per ton was $5 (2%) above last year. Our mill selling price for finished goods increased $7 per ton (3%). Average scrap purchase costs were $18 per ton (25%) higher than last year. Utility expenses increased by $2.0 million as compared to last year, mostly due to higher natural gas costs. During the three months ended February 28, 2003, we accrued $773 thousand for medical benefits provided under early retirement arrangements at SMI Alabama and SMI South Carolina. In the three months ended February 28, 2002, the mills received $2.5 million from a graphite electrode litigation settlement.

The steel group's fabrication and other businesses reported a combined adjusted operating loss of $2.0 million for the three months ended February 28, 2003 as compared to an adjusted operating profit of $6.6 million in 2002. We recorded a $1.3 million expense to value our inventories under the last-in, first-out
(LIFO) method during the three months ended February 28, 2003, as compared to a $487 thousand expense in 2002. Excluding SMI-Owen (which was sold in March
2002), adjusted operating profits decreased by $8.2 million. Fabrication plant shipments totaled 231,000 tons, 2% less than last year's second quarter shipments of 235,000 tons. Excluding SMI Owen, shipments increased by 3,000 tons (1%). One of our subsidiaries has been notified that a bankrupt customer alleges the subsidiary received payments from the customer within 90 days of bankruptcy filing. The customer claims that these payments are voidable and should be returned to the bankruptcy estate. The payments were for materials and services that we sold to the customer. We accrued $1 million during the 2003 second quarter related to this matter. The average fabrication selling price for the three months ended February 28, 2003 decreased $85 per ton (14%). Our rebar fabrication, construction-related products and post plants reported higher adjusted operating profits during the second quarter 2003, as compared to 2002. We recognized a $482 thousand gain on the trade-in of rental forms in construction-related products. Also, selling prices increased for rebar fabricators. However, our joist and structural steel fabrication plants reported adjusted operating losses on a combined basis for the second quarter 2003, as compared to adjusted operating profits in 2002. In general, our continued cost reduction efforts and initiatives to improve productivity were not enough to offset the drop in gross margins. Joist shipments and joist and structural fabrication selling prices decreased during the second quarter 2003 as compared to 2002. During the three months ended February 28, 2003 the joist plants reduced their inventory book values by $747,000 to their estimated current market value. Also, during the three months ended February 28, 2003, we wrote-down $630 thousand on equipment at one of our other facilities because our projected cash flows from this operation decreased significantly. During the second quarter 2003, we acquired substantially all of the operating assets of E.L. Wills, Inc. in Fresno, California, and D&G Enterprises, Inc., in San Antonio, Texas and American Steel Fabricators in Ft. Myers, Florida. These operations are rebar fabricators. The aggregate purchase price for these operations was not significant.

Our Copper tube division's adjusted operating profit decreased $748 thousand (67%) despite 6% more net sales. Copper tube shipments increased 9% to 13.7 million pounds. Production increased 11% to 14.8 million pounds. However, the average selling price dropped 3 cents per pound (3%) to $1.19 for the three months ended February 28, 2003 as compared to $1.22 in 2002. The average copper scrap price increased 6 cents per pound (9%) during the three months ended February 28, 2003 as compared to 2002. Although construction of new homes held up relatively well, other market sectors were weaker, which put pressure on selling prices. Other copper tube producers switched production to compete in our primary product line. We delayed some shipments due to bad weather. The division continued to expand its sales of line sets.

RECYCLING -

Our recycling segment reported an adjusted operating profit of $4.1 million for the three months ended February 28, 2003. This was our most profitable quarter since 1997. For the same period in 2002, the segment reported an adjusted operating profit of $198 thousand after incurring a $455 thousand charge for the closure of its shredder operation in Midland, Texas. Net sales for the three months ended February 28, 2003 were 21% higher at $100 million. Gross margins were 30% higher than the same period last year. The segment processed and shipped 374,000 tons of ferrous scrap during the three months ended February 28, 2003, 11% more than 2002. Ferrous sales prices were on average $94 per ton, or 32% higher than 2002. The following factors contributed to the increase:

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

MARKETING AND DISTRIBUTION -

Net sales in the three months ended February 28, 2003 for our marketing and distribution segment increased to $265 million, a 48% increase from 2002. Most of the increase related to sales outside of the United States. Adjsuted operating profit for the three months ended February 28, 2003 was $5.3 million, up 142% from 2002, mostly due to better results from our international operations. Our U.S. divisions were also more profitable on a combined basis for the three months ended February 28, 2003, as compared to 2002. Sales to and within Asia, especially China, were up significantly. Also, the economy in Australia was still strong. Except for nonferrous semi-finished goods, prices and shipments were generally higher. More demand in several of our key markets, including that for processed material contributed to the improved results. Also, the increased profitability in marketing and distribution was largely due to our strategy in recent years to build up our regional business around the world and to increase our downstream presence. Overall, the weaker U.S. dollar had a positive impact on our marketing and distribution segment.

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

We used $42.1 million of net cash flows in our operating activities for the six months ended February 28, 2003 as compared with the $16.3 million of net cash flows provided from our operating activities for the six months ended February 28, 2002. This was due partly to lower net earnings. During the six months ended February 28, 2003, we paid more bonuses and other discretionary expenses, which had been accrued at August 31, 2002, than we did during the six months ended February 28, 2002. Net working capital increased to $390 million at February 28, 2003 from $379 million at August 31, 2002. We used funds from cash equivalents to pay the accrued expenses as warranted. Also, inventories in marketing and distribution increased mostly due to higher sales orders from outside of the United States and for goods in transit. The current ratio was 2.0 at February 28, 2003, up from 1.9 at August 31, 2002.

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

Our short-term financing needs were minimal during the six months ended February 28, 2003 mostly due to continued management of working capital and our significant amount of cash and cash equivalents. We had no short-term borrowings at February 28, 2003 or 2002. We have no significant amounts due on our long-term debt until July 2005. During the six months ended February 28, 2003, we used $30.6 million from sales of accounts receivable to financial institutions. See Note C, Sales of Accounts Receivable, to the condensed consolidated financial statements.

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

PART II  OTHER INFORMATION

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


Additional information as to the vote on each director standing for election, all matters voted on at the meeting and directors continuing in office is provided below:

Proposal 1  -  Election of Directors

                          For               Withheld
                       ----------          ----------
Anthony A. Massaro     25,231,205            807,252
Robert D. Neary        25,221,841            816,616
Clyde P. Selig         25,707,256            331,201

Directors continuing in office are:
Moses Feldman
A. Leo Howell
Ralph E. Loewenberg
Dorothy G. Owen
Stanley A. Rabin
Robert R. Womack

Proposal 2 - Amendment to the general employees' stock purchase plan to increase by 1,000,000 the number of shares available for issuance pursuant to the plan and to increase the maximum number of shares that an eligible employee may elect to purchase annually form 200 to 400 shares.

For   24,881,105      Against  1,131,646       Abstain   25,706

Proposal 3 - Ratification of appointment of Deloitte & Touche LLP as independent auditors for the year ending August 31, 2003.

For   25,782,903      Against    241,581       Abstain   13,973

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


                                           COMMERCIAL METALS COMPANY


                                           /s/ William B. Larson
                                           -----------------------------------
October 31, 2003                           William B. Larson
                                           Vice President
                                           & Chief Financial Officer

                               INDEX TO EXHIBITS


      Exhibit No                      Description


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