Form 10-Q/A
period 2003-05-31
COMMERCIAL METALS CO
filed 2003-10-31
CIK 22444

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

                                EXPLANATORY NOTE

This Amendment No. 1 to Commercial Metals Company's quarterly report on Form 10-Q for the quarter ended May 31, 2003 is being filed to include certain reclassifications for improved disclosures on the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. We have also revised the language in Note C, Sales of Accounts Receivable, expanded disclosures related to accounting policies and made various other modifications, corrections and clarifications, including the reconciliation of non-GAAP financial measures that is now required by Regulation G.

ITEM 1 - FINANCIAL STATEMENTS

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                        ( In thousands except share data)

                                                          May 31,        August 31,
                                                           2003*            2002
                                                        -----------     -----------
CURRENT ASSETS:

  Cash and cash equivalents                                 $56,097        $124,397
  Accounts receivable (less allowance for
    collection losses of $8,657 and $8,877)                 369,719         350,885
  Inventories                                               295,098         268,040
  Other                                                      55,569          50,930
                                                        -----------     -----------
                                TOTAL CURRENT ASSETS        776,483         794,252

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                      33,030          29,099
   Buildings                                                124,584         119,592
   Equipment                                                743,330         727,650
   Leasehold improvements                                    37,673          34,637
   Construction in process                                   15,886          10,801
                                                        -----------     -----------
                                                            954,503         921,779
   Less accumulated depreciation
    and amortization                                       (582,490)       (543,624)
                                                        -----------     -----------
                                                            372,013         378,155

OTHER ASSETS                                                 61,394          57,669
                                                        -----------     -----------
                                                         $1,209,890      $1,230,076
                                                        ===========     ===========

* As restated, see Note L.

            See notes to condensed consolidated financial statements.

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                       May 31,        August 31,
                                                        2003*            2002
                                                     -----------     -----------
CURRENT LIABILITIES:

  Short-term borrowings                              $        --     $        --
  Accounts payable                                       270,892         275,232
  Accrued expenses and other payables                    114,415         133,608
  Income taxes payable                                     5,262           5,676
  Current maturities of long-term debt                       567             631
                                                     -----------     -----------
                      TOTAL CURRENT LIABILITIES          391,136         415,147

DEFERRED INCOME TAXES                                     34,995          32,813

OTHER LONG-TERM LIABILITIES                               29,027          24,841

LONG-TERM DEBT                                           257,633         255,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Capital stock:
     Preferred stock                                          --              --
     Common stock, par value $5.00 per share:
       Authorized 40,000,000 shares; issued
           32,265,166 shares;
            outstanding 27,868,176 and 28,518,453
            shares                                       161,326         161,326
  Additional paid-in capital                                 760             170
  Accumulated other comprehensive income (loss)            2,887          (1,458)
  Retained earnings                                      393,362         392,004
                                                     -----------     -----------
                                                         558,335         552,042
       Less treasury stock,
           4,396,990 and 3,746,713 shares at cost        (61,236)        (50,736)
                                                     -----------     -----------
                                                         497,099         501,306
                                                     -----------     -----------
                                                     $ 1,209,890     $ 1,230,076
                                                     ===========     ===========

* As restated, see Note L.

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

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine months ended
                                                                                      May 31,
                                                                               ---------------------
                                                                                 2003*        2002*
                                                                               --------     --------
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
   Net earnings                                                                $  8,160     $ 31,487
   Adjustments to earnings not requiring cash:
      Depreciation and amortization                                              45,856       46,507
      Provision for losses on receivables                                         3,375        2,991
      Deferred income taxes                                                       2,182       (3,069)
      Tax benefits from stock plans                                                 112        4,316
      Gain on sale of SMI Owen                                                       --       (5,234)
      Other                                                                         789           54

  Changes in operating assets and liabilities, net of effect of Coil Steels Group and Symons acquisitions and sale of SMI Owen:
      Decrease (increase) in accounts receivable                                (48,691)     (72,957)
      Funding from accounts receivable sold                                      44,973           --
      Decrease (increase) in inventories                                        (26,760)     (36,528)
      Decrease (increase) in other assets                                       (19,707)      31,586
      Increase (decrease) in accounts payable,
         accrued expenses, other payables and income taxes                      (24,025)      36,387
      Increase in other long-term liabilities                                     4,186        9,435
                                                                               --------     --------
Net Cash Flows From (Used By) Operating Activities                               (9,550)      44,975

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                  (35,936)     (28,153)
    Acquisition of Symons' Denver, CO business                                   (5,628)          --
    Acquisition of Coil Steels Group, net of cash received                           --       (6,834)
    Sale of assets of SMI Owen                                                       --       19,705
    Sales of property, plant and equipment                                          136          401
                                                                               --------     --------
Net Cash Used By Investing Activities                                           (41,428)     (14,881)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
     Short-term borrowings - net change                                              --       (9,981)
     Payments on long-term debt                                                    (498)      (9,036)
     Stock issued under incentive and  purchase plans                             4,588       29,133
     Treasury stock acquired                                                    (14,610)          --
     Dividends paid                                                              (6,802)      (5,244)
                                                                               --------     --------
Net Cash From (Used by) Financing Activities                                    (17,322)       4,872
                                                                               --------     --------
Decrease in Cash and Cash Equivalents                                           (68,300)      34,966

Cash and Cash Equivalents at Beginning of Year                                  124,397       56,021
                                                                               --------     --------
Cash and Cash Equivalents at End of Period                                     $ 56,097     $ 90,987
                                                                               ========     ========

* As restated, see Note L.

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

At May 31, 2003 and August 31, 2002, uncollected accounts receivable of $156 million and $146 million, respectively, had been sold to CMCR, and the Company's undivided interest in these receivables was subordinate to any interest owned by the Buyer. At May 31, 2003 and August 31, 2002, $20 million and $0, respectively of Participation Interests in CMCR's accounts receivable pool were owned by the Buyer and therefore reflected as a reduction in accounts receivable on the Company's consolidated balance sheets.

Discounts (losses) on the sales of accounts receivable to the Buyer under this Securitization Program were $199 thousand and $510 thousand for the three and nine months ended May 31, 2003, respectively. These discounts were $69 thousand and $699 thousand for the three and nine months ended May 31, 2003, respectively. These losses, representing primarily the costs of funds, were included in selling, general and administrative expenses. The carrying amount of the Company's retained interest (representing the Company's interest in the receivable pool) was $136 million in the revolving pool of receivables of $156 million at May 31, 2003. At August 31, 2002, the carrying amount of the Company's retained interest was $146 million (100%) in the revolving pool of receivables of $146 million. The carrying amount of the Company's retained interest in the receivables approximated fair value due to the short-term nature of the collection period. The retained interest is determined reflecting 100% of any allowance for collection losses on the entire receivables pool. No other material assumptions are made in determining the fair value of the retained interest. The Company is responsible for servicing the entire pool of receivables.

In addition to the Securitization Program described above, the Company's international subsidiaries periodically sell accounts receivable. These arrangements also constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company's creditors in the event of bankruptcy. Uncollected accounts receivable that had been sold under these arrangements and removed from the consolidated balance sheets were $27.1 million at May 31, 2003 and $2.1 million at August 31, 2002.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE K - BUSINESS SEGMENTS

The following is a summary of certain financial information by reportable segment (in thousands):

                                                              Three months ended May 31, 2003
                                      -------------------------------------------------------------------------------
                                                                        Marketing &          Corp. &
                                      Manufacturing       Recycling    Distribution            Elim.     Consolidated
                                      -------------       ---------    ------------        ---------     ------------
Net sales - unaffiliated customers        $ 353,547       $ 113,525       $ 307,025        $      51        $ 774,148
Inter-segments sales                            847          10,224           4,046          (15,117)              --
                                          ---------       ---------       ---------        ---------        ---------
                                            354,394         123,749         311,071          (15,066)         774,148

Adjusted operating profit (loss)              2,314           5,067           5,840           (3,171)          10,050


                                                              Three months ended May 31, 2002
                                      -------------------------------------------------------------------------------
                                                                        Marketing &          Corp. &
                                      Manufacturing       Recycling    Distribution            Elim.     Consolidated
                                      -------------       ---------    ------------        ---------     ------------
Net sales - unaffiliated customers         $355,898        $ 95,182       $ 200,285        $     235         $651,600
Inter-segments sales                            974           7,061           2,382          (10,417)              --
                                           --------        --------       ---------        ---------         --------
                                            356,872         102,243         202,667          (10,182)         651,600

Adjusted operating profit (loss)             26,139           2,169           3,254           (2,019)          29,543


                                                              Nine months ended May 31, 2003
                                      -------------------------------------------------------------------------------
                                                                        Marketing &          Corp. &
                                      Manufacturing       Recycling    Distribution            Elim.     Consolidated
                                      -------------       ---------    ------------        ---------     ------------
Net sales - unaffiliated customers         $955,816        $297,184       $ 817,728        $     407     $  2,071,135
Inter-segments sales                          2,407          23,389          14,512          (40,308)              --
                                           --------        --------       ---------        ---------     ------------
                                            958,223         320,573         832,240          (39,901)       2,071,135

Adjusted operating profit (loss)              7,206          10,521          15,953           (7,275)          26,405

Total assets - May 31, 2003                 714,117          98,068         310,492           87,213        1,209,890


                                                              Nine months ended May 31, 2002
                                      -------------------------------------------------------------------------------
                                                                        Marketing &          Corp. &
                                      Manufacturing       Recycling    Distribution            Elim.     Consolidated
                                      -------------       ---------    ------------        ---------     ------------
Net sales - unaffiliated customers       $1,016,314        $251,589       $ 529,816        $     366     $  1,798,085
Inter-segments sales                          2,594          16,203          10,425          (29,222)              --
                                         ----------        --------       ---------        ---------     ------------
                                          1,018,908         267,792         540,241          (28,856)       1,798,085

Adjusted operating profit (loss)             62,189           1,145           7,740           (6,571)          64,503

Total assets - May 31, 2002                 717,680         100,488         253,885          114,084        1,186,137

         The following table provides a reconciliation of the non-GAAP measure, adjusted operating profit (loss), to net earnings (loss), the most comparable GAAP measure (in thousands):

                                                                          Marketing and     Corporate and
Segment                                Manufacturing      Recycling       Distribution      Eliminations         Total
--------------------------------       -------------      ---------       -------------     -------------       -------
Three months ended May 31, 2003:
Net earnings (loss)                       $ 1,378          $ 3,222          $ 3,498          $ (5,076)          $ 3,022
Income taxes                                  837            1,813              947            (1,646)            1,951
Financing costs                                99               32            1,395             3,551             5,077
                                          -------          -------          -------          --------           -------
Adjusted operating profit (loss)          $ 2,314          $ 5,067          $ 5,840          $ (3,171)          $10,050
                                          =======          =======          =======          ========           =======

Three months ended May 31, 2002:
Net earnings (loss)                       $16,219          $ 1,379          $ 1,663          $ (2,828)          $16,433
Income taxes                                9,773              757              909            (2,973)            8,466
Financing costs                               147               33              682             3,782             4,644
                                          -------          -------          -------          --------           -------
Adjusted operating profit (loss)          $26,139          $ 2,169          $ 3,254          $ (2,019)          $29,543
                                          =======          =======          =======          ========           =======


                                                                          Marketing and     Corporate and
Segment                                Manufacturing      Recycling       Distribution      Eliminations         Total
--------------------------------       -------------      ---------       -------------     -------------       -------
Nine months ended May 31, 2003:
Net earnings (loss)                       $ 4,383          $ 6,689          $10,629          $(13,541)          $ 8,160
Income taxes                                2,575            3,762            2,991            (4,359)            4,969
Financing costs                               248               70            2,333            10,625            13,276
                                          -------          -------          -------          --------           -------
Adjusted operating profit (loss)          $ 7,206          $10,521          $15,953          $ (7,275)          $26,405
                                          =======          =======          =======          ========           =======

Nine months ended May 31, 2002:
Net earnings (loss)                       $38,418          $   646          $ 3,856          $(11,433)          $31,487
Income taxes                               23,196              355            2,102            (7,941)           17,712
Financing costs                               575              144            1,782            12,803            15,304
                                          -------          -------          -------          --------           -------
Adjusted operating profit (loss)          $62,189          $ 1,145          $ 7,740          $ (6,571)          $64,503
                                          =======          =======          =======          ========           =======

NOTE L - RESTATEMENT

In October of 2003, the Company determined that the amounts previously reported at May 31, 2003 and August 31, 2002 as temporary investments should have been classified as "cash equivalents" and combined with the amounts reported as cash on its consolidated balance sheets. Also, the Company has determined that it should have consolidated its interests in CMCR, the primary effect of which is to combine the amounts previously reported as notes receivables from affiliate with accounts receivable on the consolidated balance sheets. As a result, cash and cash equivalents shown in the accompanying consolidated balance sheets as of May 31, 2003 and August 31, 2002 have been increased by $25 million and $91 million, respectively, from the amounts previously reported as cash, and the previously reported temporary investments line has been removed. As a result of consolidating CMCR, accounts receivable as of May 31, 2003 and August 31, 2002 have been increased by $133 million and $143 million, respectively, from the amounts previously reported, and the previously reported notes receivable from affiliates line has been removed. In conjunction with these balance sheet changes, net cash from (used by) investing activities in the accompanying statements of cash flows for the nine months ended May 31, 2003 and 2002 have been changed from $25 million and ($54) million, respectively, to ($41) million and ($15) million. In addition, the disclosures in Note C, Sales of Accounts Receivable, have been revised. Other changes were also made to the consolidated balance sheets and statements of cash flows and accompanying notes as a result of the consolidation of CMCR, none of which are material to the financial statements.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       CONSOLIDATED RESULTS OF OPERATIONS
                                  (in millions)

                            Three Months Ended             Nine Months Ended
                                  May 31,                       May 31,
                          -----------------------       -----------------------
                            2003           2002           2003           2002
                          --------       --------       --------       --------
Net sales                 $    774       $    652       $  2,071       $  1,798

Net earnings                   3.0           16.4            8.2           31.5

EBITDA                        25.4           44.7           71.8          110.3

Ending LIFO reserve           16.1            6.3

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

                                     Three Months Ended            Nine Months Ended
                                           May 31,                     May 31,
                                    ---------------------       ---------------------
                                     2003          2002          2003          2002
                                    -------       -------       -------       -------
Net earnings                        $   3.0       $  16.4       $   8.2       $  31.5
Income taxes                            2.0           8.5           5.0          17.7
Interest expense                        4.9           4.6          12.8          14.6
Depreciation and amortization          15.5          15.2          45.8          46.5
                                    -------       -------       -------       -------
EBITDA                              $  25.4       $  44.7       $  71.8       $ 110.3
                                    =======       =======       =======       =======

Our management uses a non-GAAP measure, adjusted operating profit, to compare and evaluate the financial performance of our segments. Adjusted operating profit, as presented below, is the sum of our earnings before income taxes, and financing costs. Adjusted operating profit provides a core operational earnings measurement that compares segments without the need to adjust for federal, but more specifically state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted operating profit. The results are therefore without consideration of financing alternatives of capital employed. See Note K, Business Segments, to the condensed consolidated financial statements.

         The following table provides a reconciliation of the non-GAAP measure, adjusted operating profit (loss), to net earnings (loss), the most comparable GAAP measure (in thousands):

                                                                          Marketing and     Corporate and
Segment                                Manufacturing      Recycling       Distribution      Eliminations         Total
--------------------------------       -------------      ---------       -------------     -------------       -------
Three months ended May 31, 2003:
Net earnings (loss)                       $ 1,378          $ 3,222          $ 3,498          $ (5,076)          $ 3,022
Income taxes                                  837            1,813              947            (1,646)            1,951
Financing costs                                99               32            1,395             3,551             5,077
                                          -------          -------          -------          --------           -------
Adjusted operating profit (loss)          $ 2,314          $ 5,067          $ 5,840          $ (3,171)          $10,050
                                          =======          =======          =======          ========           =======

Three months ended May 31, 2002:
Net earnings (loss)                       $16,219          $ 1,379          $ 1,663          $ (2,828)          $16,433
Income taxes                                9,773              757              909            (2,973)            8,466
Financing costs                               147               33              682             3,782             4,644
                                          -------          -------          -------          --------           -------
Adjusted operating profit (loss)          $26,139          $ 2,169          $ 3,254          $ (2,019)          $29,543
                                          =======          =======          =======          ========           =======


                                                                          Marketing and     Corporate and
Segment                                Manufacturing      Recycling       Distribution      Eliminations         Total
--------------------------------       -------------      ---------       -------------     -------------       -------
Nine months ended May 31, 2003:
Net earnings (loss)                       $ 4,383          $ 6,689          $10,629          $(13,541)          $ 8,160
Income taxes                                2,575            3,762            2,991            (4,359)            4,969
Financing costs                               248               70            2,333            10,625            13,276
                                          -------          -------          -------          --------           -------
Adjusted operating profit (loss)          $ 7,206          $10,521          $15,953          $ (7,275)          $26,405
                                          =======          =======          =======          ========           =======

Nine months ended May 31, 2002:
Net earnings (loss)                       $38,418          $   646          $ 3,856          $(11,433)          $31,487
Income taxes                               23,196              355            2,102            (7,941)           17,712
Financing costs                               575              144            1,782            12,803            15,304
                                          -------          -------          -------          --------           -------
Adjusted operating profit (loss)          $62,189          $ 1,145          $ 7,740          $ (6,571)          $64,503
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

- Adjusted operating profits in our recycling segment more than doubled from last year's third quarter due mostly to the steel (ferrous) scrap markets.

- Marketing and distribution's adjusted operating profit was significantly higher than last year's third quarter, with most of the improvement in international markets.

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
                                =========       ===========       ===========       ===========

MANUFACTURING -

We include our steel group and our copper tube division in our manufacturing segment. Adjusted operating profit is equal to earnings before income taxes for our four steel minimills, our copper tube mill and the steel group's fabrication operations. Our manufacturing adjusted operating profit for the three months ended May 31, 2003 decreased $23.8 million as compared to 2002. Excluding the gain of $5.2 million from the sale of SMI Owen in 2002, adjusted operating profit decreased 89%. Without the 2002 gain, net sales increased $2.7 million (1%). Scrap purchase prices were driven sharply higher by offshore demand and the weakening value of the U.S. dollar. Our steel minimills implemented higher selling prices late in the second quarter 2003, and again in the third quarter. These price increases became partially effective in our third quarter. Therefore, the price increases did not fully offset higher scrap and utility costs. Gross margins were significantly lower as a result of these conditions. Our copper tube mill's gross margins were also lower due to increased copper scrap purchase prices and lower selling prices for its products. Our steel group's downstream fabrication operations (excluding the gain on the sale of SMI Owen in 2002) were less profitable in 2003 due to much lower selling prices which more than offset the impact of higher 2003 shipments.

Our manufacturing segment's adjusted operating profit for the nine months ended May 31, 2003 decreased $55.0 million as compared to 2002. The sale of SMI Owen and a litigation settlement at the mills in 2002 accounted for $10.6 million of the decrease. Overall shipments for the nine months ended May 31, 2003 were higher as compared to 2002. However, gross margins were lower primarily because scrap and utility costs were not offset by price increases.

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

Adjusted operating profit for our four steel minimills decreased 91% for the three months ended May 31, 2003 as compared to 2002. The effect of valuing inventories under the LIFO method accounted for 35% of the decrease in adjusted operating profit for the three months ended May 31, 2003 as compared to 2002. Also, adjusted operating profit in 2003 decreased because higher selling prices and more shipments were not enough to offset higher input costs, including scrap and utilities. Our adjusted operating profit at SMI Texas decreased 30% to $5.1 million for the three months ended May 31, 2003 as compared to an adjusted operating profit of $7.3 million in 2002. SMI South Carolina lost $2.0 million for the three months ended May 31, 2003 as compared to a $1.6 million adjusted operating profit in 2002. Adjusted operating profit at our SMI Alabama mill for the three months ended May 31, 2003 decreased 51% to $949 thousand as compared to $1.9 million in 2002. SMI Arkansas reported a $3.0 million adjusted operating loss in 2003 as compared to a $1.1 million adjusted operating profit in 2002. The adjusted operating loss was entirely attributable to LIFO expense caused by anticipated higher year end inventories of rerolling rail at SMI Arkansas. The mills shipped 634,000 tons in 2003 compared to 612,000 tons in 2002, an increase of 4%, due to higher billet sales. The mills rolled 544,000 tons, down 2% as compared to 2002. Tons melted increased 1% to 572,000. The average total mill selling price at $280 per ton was $13 (5%) above last year. Our mill selling price for finished goods increased $16 per ton (6%). Average scrap purchase costs were $22 per ton (26%) higher than last year. Utility expenses increased by $3.5 million for the three months ended May 31, 2003 as compared to 2002, mostly due to higher natural gas costs.

Adjusted operating profit for our four steel minimills decreased 78% for the nine months ended May 31, 2003 as compared to 2002. The effect of valuing inventories under the LIFO method accounted for 21% of the decrease in adjusted operating profit for the nine months ended May 31, 2003 as compared to 2002. The average total mill selling price at $274 per ton was $4 (1%) above last year. But average scrap purchase costs were $20 per ton (26%) higher than last year. Also, utility expenses increased by $6.6 million for the nine months ended May 31, 2003 as compared to 2002, mostly due to higher natural gas costs. The mills shipped 1,676,000 tons year to date in 2003 as compared to 1,589,000 tons in 2002, an increase of 5%. Also, during the nine months ended May 31, 2002 we received $2.5 million from a graphite electrode litigation settlement.

The steel group's fabrication and other businesses reported a combined adjusted operating profit of $3.6 million for the three months ended May 31, 2003 as compared to an adjusted operating profit of $14.1 million in 2002. We recorded a $5.2 million gain from the sale of SMI Owen Steel Company in March 2002. Excluding this gain, adjusted operating profits decreased by $5.3 million (60%) for the three months ended May 31, 2003 as compared to 2002. Our fabrication plants shipped 286,000 tons in 2003, 15% more than 2002's third quarter shipments of 248,000 tons. Our fabricated rebar shipments increased 51,000 tons (37%) as compared to 2002. Lower structural, joist and post plant shipments partially offset this increase. The average fabrication selling price for the three months ended May 31, 2003 decreased $78 per ton (13%). Our rebar fabrication, construction-related products, post and heat treating plants were profitable during the third quarter 2003. Our joist and structural steel fabrication operations recorded adjusted operating losses during the three months ended May 31, 2003 primarily due to lower selling prices. During the three months ended May 31, 2003, the joist plants reduced their inventory book values by $720,000 to their estimated current market value. Also, during the three months ended May 31, 2003, we wrote-down $393 thousand of inventory at one of our other fabrication facilities and we recognized a $365 thousand gain on the trade-in of rental forms in construction-related products. On May 5, 2003, we acquired substantially all of the operating assets of the Denver, Colorado location of Symons Corporation, a concrete formwork supplier servicing construction needs throughout the Rocky Mountain States. The purchase price for this operation was $5.6 million. See Note J, Acquisitions, to the condensed consolidated financial statements.

The steel group's fabrication and other businesses reported a combined adjusted operating profit of $3.0 million for the nine months ended May 31, 2003 as compared to an adjusted operating profit of $30.6 million in 2002. The gain on the sale of SMI Owen in 2002 accounted for $5.2 million of the decrease. Also, prior to its sale, SMI Owen had an adjusted operating profit of $2.9 million for the nine months ended May 31, 2002. Fabrication plant shipments for the nine months ended May 31, 2003 were about the same as last year. However, the average fabrication selling price decreased $83 per ton (13%). Also, during the nine months ended May 31, 2003, the joist and other fabrication plants wrote down their inventories by $1.9 million as compared to $627 thousand in 2002. During the nine months ended May 31, 2003, we recorded a $1 million accrual related to the bankruptcy of a customer.

Our copper tube division reported an adjusted operating loss of $563 thousand for the three months ended May 31, 2003 as compared to an adjusted operating profit of $1.3 million in 2002. Net sales were 13% lower for the 2003 third quarter as compared to 2002. During the three months ended May 31, 2003, the division reported $777 thousand expense under the LIFO inventory valuation method as compared to $512 thousand expense in 2002. Copper tube shipments decreased 6% to 16.0 million pounds during the 2003 third quarter as compared to 2002. Also, average net selling prices decreased by 9 cents per pound (7%) to $1.15 in 2003 as compared to $1.24 in 2002. Production was constant at 14.8 million pounds. The average copper scrap price increased 2 cents per pound (3%) during the three months ended May 31, 2003 as compared to 2002. Although single family residential construction held up relatively well, other market sectors were weaker, which put pressure on selling prices. Also, poor weather caused us to delay some shipments during the three months ended May 31, 2003.

Our copper tube division reported an adjusted operating profit of $68 thousand for the nine months ended May 31, 2003 as compared to an adjusted operating profit of $4.6 million in 2002. Copper tube shipments increased slightly. However, average net selling prices decreased by 9 cents per pound (7%) to $1.14 in 2003 as compared to $1.23 in 2002. The average copper scrap price increased by 4 cents per pound (6%) during the nine months ended May 31, 2003 as compared to 2002.

RECYCLING -

Our recycling segment reported an adjusted operating profit of $5.1 million for the three months ended May 31, 2003 as compared to an adjusted operating profit of $2.2 million in 2002. Net sales for the three months ended May 31, 2003 were 21% higher at $124 million. Gross margins were 31% higher than 2002. The segment recorded $445 thousand LIFO expense during the three months, ended May 31, 2003 as compared to $71 thousand LIFO income in 2002. The segment processed and shipped 452,000 tons of ferrous scrap during the three months ended May 31, 2003, 17% more than 2002. Ferrous sales prices were on average $110 per ton, or 28% higher than 2002. Greater demand from overseas markets contributed to this increase, as well as the weaker U.S. dollar. Ferrous scrap prices peaked early during the three months ended May 31, 2003, having advanced over $30 per ton from January 1, 2003. At May 31, 2003, prices were somewhat less than their peak, as overseas demand slackened, and warmer weather and the higher prices caused a significant increase in supply.

Nonferrous markets improved moderately during the three months ended May 31, 2003. The average nonferrous scrap sales price of $1,047 per ton was 5% higher than in 2002, although shipments were 2% lower at 59,000 tons. The total volume of scrap processed, including the steel group's processing plants, was 768,000 tons, an increase of 15% from the 667,000 tons processed in 2002.

Our recycling segment reported an adjusted operating profit of $10.5 million for the nine months ended May 31, 2003 as compared to an adjusted operating profit of $1.1 million in 2002. Year to date gross margins were 28% higher than in 2002, due to increased selling prices for both ferrous and nonferrous scrap. The total volume of scrap processed and shipped, including the steel group's processing plants, was 2,079,000 tons, an increase of 13% from the 1,834,000 tons processed in 2002.

MARKETING AND DISTRIBUTION -

Net sales in the three months ended May 31, 2003 for our marketing and distribution segment increased to $311 million, a 53% increase from 2002. Most of the increase related to sales outside of the United States. Adjusted operating profit for the three months ended May 31, 2003 was $5.8 million, up 79% from 2002, due mostly to better results from our international operations. Our marketing and distribution and service center operations in Australia continued to be very profitable even excluding a $450 thousand favorable duty ruling in May 2003. Our joint venture facility in Belgium, Europickling, had record output for the three months ended May 31, 2003. Central Europe continued to be a source of profitability for us. After rising for several quarters, international steel prices weakened, mainly because of lower prices in China. However, our volumes increased, except for imports into the United States. Our U.S. divisions were slightly less profitable for the three months ended May 31, 2003 as compared to 2002 due to the economy, the weaker U.S. dollar and import duties. Gross margins, volumes and selling prices on our sales of nonferrous semi-finished goods and industrial materials were mixed. During the three months ended May 31, 2003, our Cometals division recorded a $450 thousand expense due to an antidumping action by U.S. Customs.

Adjusted operating profit for the nine months ended May 31, 2003 for our marketing and distribution segment increased to $16.0 million as compared to $7.7 million in 2002 due mostly to better results from our international operations. Adjusted operating profits were better for Europe and Australia. Sales into Asia, including China were strong, especially during the first and second quarters of our fiscal 2003. Our U.S. divisions were also more profitable for the nine months ended May 31, 2003 as compared to 2002.

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

We used $9.6 million of net cash flows in our operating activities for the nine months ended May 31, 2003 as compared with $45.0 million of net cash flows provided from our operating activities for the nine months ended May 31, 2002. Our cash flows from operating activities were lower due to lower net earnings. We used the cash from our operating activities for our working capital needs during the nine months ended May 31, 2003. Net working capital, which is the difference between our current assets of $776 million and our current liabilities of $391 million, increased to $385 million at May 31, 2003. Working capital at August 31, 2002 (current assets of $794 million less current liabilities of $415 million) was $379 million. Accounts receivable were higher in all segments, but primarily in our international marketing and distribution operations. Also, inventories in marketing and distribution increased mostly due to higher sales orders from outside of the United States. During the nine months ended May 31, 2003, we paid more bonuses and other discretionary expenses, which had been accrued at August 31, 2002, than we did during the nine months ended May 31, 2002. Also, we paid $9.6 million during the nine months ended May 31, 2003 relating to an adverse trial judgment (see Note H, Contingencies, to the condensed consolidated financial statements). As a result, our accrued expenses decreased during the nine months ended May 31, 2003.

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

During the nine months ended May 31, 2003, we sold $45 million of accounts receivable to help meet our working capital requirements, purchase property, plant and equipment and acquire our common stock for the treasury. We had no short-term borrowings at May 31, 2003 or 2002. We have no significant amounts due on our long-term debt until July 2005. The sales of accounts receivable to financial institutions included $27.1 million in our international subsidiaries. See Note C, Sales of Accounts Receivable, to the condensed consolidated financial statements.

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

PART II OTHER INFORMATION.

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


                                                  COMMERCIAL METALS COMPANY


                                                  /s/ William B. Larson
                                                  ------------------------------
October 31, 2003                                  William B. Larson
                                                  Vice President
                                                  & Chief Financial Officer