Form 10-K
period 2003-08-31
COMMERCIAL METALS CO
filed 2003-11-24
CIK 22444

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

(MARK ONE)

   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

                                       OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM      TO

                          COMMISSION FILE NUMBER 1-4304

                            COMMERCIAL METALS COMPANY
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              75-0725338
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          6565 MacARTHUR BLVD.
             IRVING, TEXAS                                          75039
(Address of principal executive offices)                          (Zip Code)

                                 (214) 689-4300
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
        TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------  -----------------------------------------
    Common Stock, $5 par value               New York Stock Exchange
    Rights to Purchase Series A              New York Stock Exchange
          Preferred Stock

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the common stock on November 18, 2003 held by non-affiliates of the registrant, based on the closing price of $23.72 per share on November 18, 2003 on the New York Stock Exchange, was approximately $607,042,430. (For purposes of determination of this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates.)

     The number of shares outstanding of common stock as of November 18, 2003 was 28,315,855.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following document are incorporated by reference into the listed Part of Form 10-K:

     Registrant's definitive proxy statement for the annual meeting of stockholders to be held January 22, 2004 --Part III

================================================================================

                            COMMERCIAL METALS COMPANY
                                TABLE OF CONTENTS

PART I

   Item 1:    Business..........................................................................    1
   Item 2:    Properties........................................................................   18
   Item 3:    Legal Proceedings.................................................................   19
   Item 4:    Submission of Matters to a Vote of Security Holders...............................   20

PART II

   Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.............   20
   Item 6:    Selected Financial Data...........................................................   22
   Item 7:    Management's Discussion and Analysis of Financial Condition and Results of
              Operation.........................................................................   22
   Item 7A:   Quantitative and Qualitative Disclosures about Market Risk........................   41
   Item 8:    Financial Statements and Supplemental Data........................................   43
   Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure........................................................................   69
   Item 9A:   Controls and Procedures...........................................................   69

PART III

   Item 10:   Directors and Executive Officers of the Registrant................................   69
   Item 11:   Executive Compensation............................................................   70
   Item 12:   Security Ownership of Certain Beneficial Owners and Management....................   70
   Item 13:   Certain Relationships and Related Transactions....................................   71
   Item 14:   Principal Accounting Fees and Services............................................   71

PART IV

   Item 15:   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................   71
              Signatures........................................................................   76
              Independent Auditor's Report on Schedule..........................................   77
              Schedule VIII - Valuation and Qualifying Accounts.................................   78
              Index to Exhibits.................................................................   79

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We manufacture, recycle, market and distribute steel and metal products and related materials and services through a network of locations located throughout the United States and internationally. We consider our business to be organized into three segments: manufacturing, recycling and marketing and distribution.

     We were incorporated in 1946 in the State of Delaware. Our predecessor company, a secondary metals recycling business, has existed since approximately 1915. We maintain our executive offices at 6565 MacArthur Boulevard in Irving, Texas, telephone number (214) 689-4300. Our fiscal year ends August 31 and all references in this Form 10-K to years refer to the fiscal year ended August 31 of that year unless otherwise noted. Financial information for the last three fiscal years concerning our three business segments and the geographic areas of our operations is incorporated herein by reference from "Note 13 Business Segments" of the notes to consolidated financial statements which are in Part II, Item 8 of this Form 10-K.

     Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our Internet website, http://www.commercialmetals.com, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

RECENT DEVELOPMENTS

     Acquisition of Huta Zawiercie SA. On July 22, 2003, our subsidiary Commercial Metals (International) AG entered into an agreement to purchase 71% of the shares of Huta Zawiercie S.A., the third largest producer of steel in Poland, from Impexmetal S.A. of Warsaw, Poland. We will pay approximately $50 million for the shares and assume approximately $32 million in debt owed by Huta Zawiercie S.A. We expect to close the acquisition on or before December 15, 2003.

     Completion of Private Offering of Notes Due 2013. On November 6, 2003, we entered into an agreement with a group of purchasers lead by Goldman, Sachs, & Co. for the sale of $200 million principal amount of our 5.625% notes due 2013. This sale was completed on November 12, 2003. We issued the 2013 notes in a private offering that was exempt from registration under the Securities Act of 1933.

     The notes were sold to investors at a price equal to 99.856% of their par value, resulting in an effective yield to maturity of 5.644%. The amount of net proceeds that we received from this offering, after giving effect to underwriting discounts, fees and other expenses, was approximately $198 million. We used approximately $96 million of the proceeds from this offering to pay for the 2005 notes that were tendered in connection with the tender offer described below. We plan to use approximately $50.0 million of these proceeds to fund the acquisition of Huta Zawiercie S.A. We will use the remaining portion of the proceeds for general corporate purposes which may include acquisitions or and investments in complementary companies. We are currently participating in negotiations regarding a potential acquisition of another company for a cash purchase price of approximately $50 million. The transaction is subject to the negotiation of definitive agreements and other conditions and approvals. We can give no assurance whether these negotiations will be concluded or whether this transaction will be completed.

     Completion of Tender Offer for 2005 Notes. On October 31, 2003, we commenced a cash tender offer for any and all of our outstanding 7.20% notes due 2005. The tender offer expired at 12:00 p.m. (noon), New York City time, on November 7, 2003. We received tenders of $89 million principal amount of our 2005 notes from holders in the tender offer, which represents 89% of the original $100 million principal amount of 2005 notes initially outstanding. In exchange, on November 13, 2003, we made aggregate cash payments of approximately $ 96 million for these notes on the terms and conditions specified in our Offer to Purchase dated October 31, 2003. Approximately $ 11 million principal amount of our 2005 notes remain outstanding. As discussed above, we used a portion of the proceeds from the offering of our 2013 notes to pay for the 2005 notes we received in the tender offer.

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

STEEL GROUP

     Our steel group operates the following:

      - 4 steel mills, commonly referred to as "minimills", that produce reinforcing bar, angles, flats, small beams, rounds, fence-post sections and other shapes;

      - 30 steel plants that bend, cut, weld and fabricate steel, primarily reinforcing bar and angles;

      - 28 warehouses that sell or rent supplies for the installation of concrete;

      -  6 plants that produce special sections for floors and ceiling support;

      -  4 plants that produce steel fence posts;

      - 1 plant that treats steel with heat to strengthen and provide flexibility;

      -  1 plant that rebuilds railcars; and

      -  a railroad salvage company

     Minimills. We operate four steel minimills which are located in Texas, Alabama, South Carolina and Arkansas. The minimills produce reinforcing bar, angles, flats, small beams, rounds, fence-post sections and other shapes. We utilize a fleet of trucks that we own and private haulers to transport finished products from the minimills to our customers and our fabricating shops. To minimize the cost of our products, we try to operate all four minimills at full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at domestic competitors or a decrease in construction activity may reduce demand for our products and limit our ability to operate the minimills at full capacity. Through our operations and capital improvements, we strive to increase our capacity and productivity at the minimills and enhance our product mix.

     Since the steel minimill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years we have spent approximately $51 million or 31% of our total capital expenditures on minimill projects.

     The following table compares the amount of steel (in tons) melted, rolled and shipped by our four minimills in the past three fiscal years:

                          2001          2002          2003
                          ----          ----          ----
Tons Melted             1,796,000     2,100,000     2,081,000
Tons Rolled             1,705,000     2,026,000     1,972,000
Tons Shipped            1,903,000     2,171,000     2,284,000

     We acquired our largest steel minimill in 1963. It is located in Seguin, Texas, near San Antonio. In 1983, we acquired our minimill in Birmingham, Alabama. As part of the acquisition of Owen Steel Company, Inc. and its affiliates in 1995, we acquired our minimill in Cayce, South Carolina. We have operated our smallest mill since 1987, and it is located near Magnolia, Arkansas.

     The Texas, Alabama and South Carolina minimills each consist of:

      -  melt shop with electric arc furnace that melts ferrous scrap;

      -  continuous casting equipment that shape the molten metal into billets;

      -  reheating furnace that prepares billets for rolling;

      -  rolling mill that form products from heated billets;

      -  mechanical cooling bed that receives hot product from the rolling mill;

      - finishing facilities that cut, straighten, bundle and prepare products for shipping; and

      -  supporting facilities such as maintenance, warehouse and office areas.

     Descriptions of minimill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Each of our minimills can and do roll several different types and sizes of products in their range depending on pricing and demand. Therefore our capacity estimates assume a typical product mix and will vary with the products actually produced. Our Texas minimill has annual capacity of approximately 900,000 tons melted and 800,000 tons rolled. Our Alabama minimill's annual capacity is approximately 650,000 tons melted and 575,000 tons rolled. We have annual capacity at our South Carolina minimill of approximately 700,000 tons melted and 800,000 tons rolled.

     Our Texas minimill manufactures a full line of bar size products including reinforcing bar, angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. Our Texas minimill sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. The Texas minimill primarily ships its products to customers located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico. It also ships products to approximately 30 other states and to Mexico. Our Texas minimill melted 852,000 tons during 2003, compared to 838,000 tons during 2002, and rolled 708,000 tons, a decrease of 5,000 tons from 2002.

     The Alabama minimill recorded 2003 melt shop production of 612,000 tons, an increase of 27,000 tons from 2002. The Alabama minimill rolled 483,000 tons, a decrease of 10,000 tons from 2002. Our Alabama minimill primarily manufactures products that are larger in size as compared to products manufactured by our other three minimills. Such larger size products include mid-size structural steel products including angles, channels, wide flange beams of up to eight inches and special bar quality rounds and flats. Our Alabama minimill sells primarily to service centers, as well as to the construction, manufacturing, and fabricating industries. The Alabama minimill primarily ships its products to customers located in Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.

     Our South Carolina minimill manufactures a full line of bar size products which primarily include steel reinforcing bar. The minimill also manufactures angles, rounds, squares, fence post sections and flats. The South Carolina minimill ships its products to customers located in the Southeast and mid-Atlantic areas which include the states from Florida through southern New England. During 2003, the South Carolina minimill melted 617,000 tons and rolled 661,000 tons compared to 677,000 tons melted and 693,000 tons rolled during 2002.

     The primary raw material for our Texas, Alabama and South Carolina minimills is secondary, or scrap, ferrous metal. We purchase the raw material from suppliers generally within a 300 mile radius of each minimill. Ten secondary metals recycling plants located in Texas, South Carolina and Georgia are operated by our steel group due to the predominance of secondary ferrous metals sales to the nearby steel group operated minimills. Two of the steel group's ten recycling plants operate automobile shredders. The eight smaller facilities assist the two larger locations with shredders and our nearby minimills with the acquisition of ferrous scrap. These metal recycling plants processed and shipped 930,000 tons of primarily ferrous scrap metals during 2003. We believe the supply of scrap is adequate to meet our future needs, but it has historically been subject to significant price fluctuations with prices having increased during 2003 to near record highs by the end of the year. All three minimills also consume large amounts of electricity and natural gas which have been readily available. Regional and more recently, national energy supply and demand levels affect the prices we pay for electricity and natural gas.

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

     Steel Fabrication. Our steel group operates a total of 40 facilities that we consider to be engaged in the various related aspects of steel fabrication. Thirty facilities engage in general fabrication of reinforcing and structural steel,, 6 locations specialize in fabricating joists and special beams for floor and ceiling support and 4 facilities fabricate only steel fence post.. We obtain steel for these facilities from our own minimills and unrelated vendors. Our steel fabrication capacity exceeds 1.1 million tons. In 2003, we shipped 1,028,000 tons of fabricated steel, an increase of 44,000 tons from 2002. We conduct these activities in Texas at Beaumont, Buda, Corpus Christi, Dallas, Harlingen, Houston (3), Melissa, San Marcos, San Antonio, Seguin, Victoria, and Waco; Louisiana in Baton Rouge and Slidell; Arkansas in Magnolia and Hope (2); Utah in Brigham City; Florida in Fort Myers, Jacksonville and Starke; Nevada in Fallon; South Carolina in Cayce, Columbia, Eastover, Taylors and West Columbia; in Georgia in the cities of Atlanta and Lawrenceville; North Carolina in Gastonia (2); Virginia in Farmville and Fredericksburg; California in Etiwanda, Fresno, Stockton and Fontana; Iowa at Iowa Falls; and in Arizona at Chandler. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, arenas, stadiums, and dams. Generally, we sell fabricated steel in response to a bid solicitation from a construction contractor or the project owner. Typically, the contractor or owner of the project awards the job based on the competitive prices of the bids and does not individually negotiate with the bidders. During 2003, we purchased the operating assets of the general reinforcing bar fabrication facilities in Chandler, Arizona and Fresno , California and San Antonio, Texas.

     Our joist manufacturing operations headquartered in Hope, Arkansas, manufacture steel joists for roof supports. The joist manufacturing operations fabricate joists from steel obtained primarily from our steel group's minimills at facilities in Hope, Arkansas; Starke, Florida; Cayce, South Carolina; Fallon, Nevada; and Iowa Falls, Iowa. Our typical joist customer is a construction contractor or large chain store owner. Joists are generally made to order and sales may include custom design, fabrication and painting. We obtain our sales primarily on a competitive bid basis. During 1999, we began production and sales of castellated and cellular steel beams. These beams, recognizable by their hexagonal or circular pattern of voids, permit greater design flexibility in steel construction, especially floor structures. We fabricate these beams at a facility adjacent to our Hope, Arkansas, joist plant.

     Concrete-Related Products. We sell and rent concrete related supplies and equipment to concrete installation businesses. We have twenty eight warehouse locations in Texas, Louisiana, Mississippi, South Carolina, Florida and Colorado where we store and sell these products which, with the exception of a small portion of steel products, are purchased for resale from unrelated suppliers. During 2003 we purchased the assets, primarily inventory, of the Denver, Colorado location.

     Heat Treating Operation. Our steel group's heat treating operation is Allegheny Heat Treating, Inc., located in Chicora, Pennsylvania. Allegheny Heat Treating works closely with our Alabama minimill and other steel mills that sell specialized heat-treated steel for customer specific use. Such steel is primarily used in original or special equipment manufacturing. We have annual operating capacity in our heat treating operation of approximately 30,000 tons.

     Railroad Car Plant And Railroad Dismantling. We have a facility in Victoria, Texas that repairs and rebuilds railroad freight cars. We also provide custom maintenance and some manufacturing of specialized railroad freight cars. Owners of private railcar fleets, railroads and leasing companies are our customers. We primarily obtain this work on a bid and contract basis. We also operate a business that purchases and removes rail and other materials from abandoned railroads. Most of the salvaged rail is utilized by our Arkansas minimill.

HOWELL METAL COMPANY

     Our subsidiary, Howell Metal Company, operates a copper tube minimill in New Market, Virginia. The minimill manufactures copper tube, primarily water tubing, for the plumbing, air conditioning and refrigeration industries. Both high quality secondary copper scrap and virgin copper ingot are melted, cast, extruded and drawn into tubing. The minimill supplies tubing in straight lengths and coils for use in commercial, industrial and residential construction and by original equipment manufacturers. Our customers, largely equipment manufacturers, wholesale plumbing supply firms and large home improvement retailers, are located primarily east of the Mississippi River and supplied directly from the minimill or three warehouses located along the east coast. Recently Howell has undertaken to expand its marketing territory to the west. The demand for copper tube depends on the level of new apartment, hotel/motel and residential construction and renovation. Copper scrap is readily available, but subject to rapid price fluctuations. The price or supply of virgin copper causes the price of copper scrap to fluctuate rapidly. Our recycling segment supplies a small portion of the copper scrap. Howell Metal Company's facilities include melting, casting, piercing, extruding, drawing, finishing and office facilities. During 2003, the facility produced approximately 61,000,000 pounds of copper tube. Howell has annual manufacturing capacity of approximately 80,000,000 pounds.

     No single customer purchases 10% or more of our manufacturing segment's production Due to the nature of certain stock products we sell in the manufacturing segment, we do not have a long lead time between receipt of a purchase order and delivery, with the exception of the steel fabrication and joist jobs. We generally fill orders for other stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of our operations. Backlog in our steel group at 2003 year-end was approximately $341,983,000 as compared to backlog in our steel group at 2002 year-end of approximately $286,880,000.

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

     In 2003, our metal recycling segment's plants processed and shipped approximately 1,881,000 tons of scrap metal compared to 1,741,000 tons in 2002. Ferrous scrap metals comprised the largest tonnage of metals recycled at approximately 1,639,000 tons, an increase of approximately 145,000 tons as compared to 2002. We shipped approximately 241,000 tons of nonferrous scrap metals, primarily aluminum, copper and stainless steel, a decrease of approximately 6,000 tons as compared to 2002. With the exception of precious metals, our metal recycling plants recycle and process practically all types of metal. In addition our steel group's ten metal recycling facilities processed and shipped approximately 930,000 tons of primarily ferrous scrap metals during 2003.

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

     We operate five large shredding machines, four in Texas with one in Florida, capable of pulverizing obsolete automobiles or other ferrous metal scrap. We have two additional shredders operated by our manufacturing segment.

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

MARKETING AND DISTRIBUTION SEGMENT

     Our marketing and distribution segment buys and sells primary and secondary metals, fabricated metals and other industrial products. During the past year, our marketing and distribution segment sold approximately 2.1 million tons of steel products. We market and distribute these products through a network of 15 offices, 4 processing facilities and joint venture offices located around the world. We purchase steel, nonferrous metals including copper and aluminum coil, sheet and tubing, chemicals, industrial minerals, ores, metal concentrates and ferroalloys from producers in domestic and foreign markets. Occasionally, we purchase these materials from suppliers, such as trading companies or industrial consumers, who have a surplus of these materials. We utilize long-term contracts, spot market purchases and trading or barter transactions to purchase materials. A majority of the products we purchase are either fabricated semi-finished product or finished product.

     We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation businesses. We sell directly to our customers through and with the assistance of our offices in Irving, Texas; Fort Lee and Englewood Cliffs, New Jersey; Arcadia, California; Sydney, Perth, Melbourne, Brisbane and Adelaide, Australia; Singapore; Zug, Switzerland; Hong Kong; Sandbach, United Kingdom: Kohl, Germany and as of November, 2003, Guangzhou, China. We have representatives in offices in Moscow and Beijing. We have agents or joint venture partners in twenty two additional offices located in significant international markets. Our network of offices shares information regarding demand for our materials, assists with negotiation and performance of contracts and other services for our customers, and identifies and maintains relationships with our sources of supply.

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

     We have previously made investments to acquire approximately 11% of the outstanding stock of a Czech Republic steel mill and 24% of a Belgium business that processes and pickles hot rolled steel coil. Additionally, as described under "Recent Developments" above, we have made arrangements to acquire 71% of the shares of Huta Zawiercie SA, a Polish steel producer. These investments allow us to expand our marketing and distribution activities.

     Our Australian operations have eleven warehousing facilities for just-in-time delivery of steel and industrial products. We also have a heat treating facility for steel products at our Australian operations. In 2002, our Australian operations acquired the remaining 78% interest of Coil Steels Group that we did not own. Coil Steels Group is the third largest distributor of steel sheet and coil products in Australia and has processing facilities in Brisbane, Sydney and Melbourne and warehouses in Adelaide and Perth.

SEASONALITY

     Many of our manufacturing segment's customers are in the construction business. Due to the increase in construction during the spring and summer months, our sales in the manufacturing segment are generally higher in the third and fourth quarters than in the first and second quarters of our fiscal year.

COMPETITION

     Manufacturing Segment. Our steel manufacturing, steel fabricating and copper tube manufacturing businesses compete with regional, national and foreign manufacturers and fabricators of steel and copper. We compete primarily on the price and quality of our products and our service. See "Risk Factors- Risks Related to Our Industry". If recently imposed tariffs and duties are relaxed or substantial exemptions to the tariffs are created, then steel imports into the U.S. may again rise or domestic prices may fall, which would adversely affect our sales, margins and profitability" below.

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

     Recycling Segment. We believe our recycling segment is one of the larger entities that recycles nonferrous secondary metals. We are a major regional processor of ferrous scrap metal. The secondary metals business is subject to cyclical fluctuations based upon the availability and price of unprocessed scrap metal and the demand for steel and nonferrous metals. Buying prices and service to scrap suppliers are the principal competitive factors for the segment. The price offered for scrap metal is the principal competitive factor in acquiring material from smaller secondary metals collection firms while industrial sources of scrap may also consider other factors such as supplying adequate containers, timely removal, accurate information and financial ability.

     Marketing and Distribution Segment. Our marketing and distribution business is highly competitive. Our products in the marketing and distribution segment are standard commodity items. We compete primarily on the price, quality and reliability of our products, our financing alternatives and our additional services. In this segment, we compete with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources. In addition, some of our competitors may be able to pursue business without being restricted by the laws of the United States. We also compete with industrial consumers, who purchase directly from suppliers, and importers and manufacturers of semi-finished ferrous and nonferrous products. Internet ecommerce sites specializing in metals began to develop in the late 1990's but during the past year most have terminated or scaled back operations. We do not believe they have had a significant impact on our business.

ENVIRONMENTAL MATTERS

     A significant factor in our business is our compliance with environmental laws and regulations. See "Risk Factors- Risks Related to Our Industry". Compliance with and changes in various environmental requirements and environmental risks applicable to our industry may adversely affect our results of operations and financial condition" below.

     Occasionally, we may be required to clean up or take certain remediation action with regard to sites we formerly used in our operations. We may also be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have treated or disposed of hazardous substances on the sites. The EPA has named us a potentially responsible party, or PRP, at several federal Superfund sites. The EPA alleges that we and other PRP scrap metal suppliers are responsible for the cleanup of those sites solely because we sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacturing of new products. We contend that an arms length sale of valuable scrap metal for use as a raw material in a manufacturing process that we have no control of should not constitute "an arrangement for disposal or treatment of hazardous substances" as defined under Federal law. In 2000, Congress approved and signed into law the Superfund Recycling Equity Act. This statute should, subject to the satisfaction of certain conditions, provide legitimate sellers of scrap metal for recycling with some relief from Superfund liability at the Federal level. Despite Congress' clarification of the intent of the Federal law, various state laws and environmental agencies still seek to impose such liability. We believe imposing such liability is contrary to public policy objectives and legislation that encourage recycling and promote the use of recycled materials and we continue to support clarification of state laws and regulations consistent with Congress's action.

     New Federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2003, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $11.8 million. In addition, we estimate that we spent approximately $4.2 million during 2003 on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2004 of approximately $4.1 million.

EMPLOYEES

     As of October 2003, we had approximately 7,873 employees. Our manufacturing segment employed approximately 6,343 people. Our recycling segment employed 987 people, and our marketing and distribution segment employed 472 people. We have 35 employees in general corporate management and administration and 36 employees who provide service to our divisions and subsidiaries. Production employees at one metals recycling plant and one fabrication facility are represented by unions for collective bargaining purposes. We believe that our labor relations are generally good to excellent and our work force is highly motivated.

RISK FACTORS

     Before making an investment in our company, you should be aware of various risks, including those described below. You should carefully consider these risk factors together with all of the other information included in this annual report on Form 10-K. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations or cash flows. If any of these risks actually occur, our business, financial condition, results of operations or cash flows could be materially adversely affected and you may lose all or part of your investment.

                          RISKS RELATED TO OUR INDUSTRY

EXCESS CAPACITY IN OUR INDUSTRY ADVERSELY AFFECTS PRICES AND MARGINS.

     Global steel-making capacity exceeds global demand for steel products. In many foreign countries steel production greatly exceeds domestic demand and these countries must export substantial amounts of steel in order to maintain high employment and production levels. Accordingly, steel manufacturers in these countries have traditionally exported steel at prices that are significantly below their home market prices. The high level of imports into the United States over the last few years has severely depressed domestic steel prices. Furthermore, this vast supply of imports can decrease the sensitivity of domestic steel prices to increases in demand. This surge of low priced imports, coupled with increases in the cost of ferrous scrap and the rise in energy prices, has resulted in an erosion of our gross margins.

IF RECENTLY IMPOSED DUTIES AND TARIFFS ARE RELAXED OR SUBSTANTIAL EXEMPTIONS TO THE TARIFFS ARE CREATED, THEN STEEL IMPORTS INTO THE U.S. MAY AGAIN RISE OR DOMESTIC PRICES MAY FALL, WHICH WOULD ADVERSELY AFFECT OUR SALES, MARGINS AND PROFITABILITY.

     In recent history, the United States has been an importer of steel products. From 1987 until 1998, less than 20% of the domestic supply was imported. However, with the cumulative effect of various economic crises, including economic weakness in Asia, Russia and Latin America, foreign producers have looked to the United States as the country with the healthiest economy, the strongest currency and as the buyer of first resort. In addition, foreign governments that own steel production facilities have sought to increase output. Consequently, commencing in 1997 foreign steel products began to flood the domestic market. As a result, imports accounted for approximately 26% of domestic steel consumption in 1998 and remained above 20% through 2002.

     In 2000, our minimills joined other steel manufacturers in an antidumping petition filed with the United States International Trade Commission, called the ITC. The ITC determined that there was a reasonable indication of material or threatened injury to U.S. rebar manufacturers, such as us, due to unfairly priced imports of rebar from several foreign countries. In the spring of 2001, the U.S. Department of Commerce determined that dumping of rebar from eight countries had occurred and the ITC reached a final determination that dumped imports were causing material injury to our industry. As a result, penalty duties, initially ranging from 17% to 232%, were imposed. Although adjusted annually as a result of review investigations by the Department of Commerce, dumping duties are normally in effect for five years and may be extended if, after five years, the ITC determines that removal of the duties would lead to a recurrence of injury. We benefit from these duties. If these duties are subsequently modified or reduced by the Department of Commerce, our sales, margins and profitability may decrease.

     In 2001, President Bush instituted an investigation under Section 201 of the Trade Act of 1974 to determine if increased imports of selected steel products into the United States were an actual or threatened cause of serious injury to domestic manufacturers of steel products. The ITC, in October 2001, found that U.S. steel producers had been seriously injured by these imports and, in December 2001, recommended remedies to President Bush. In March 2002, President Bush announced three-year tariffs that cover the majority of our minimills' products, ranging from 15% to 30% for the first year and declining over the next two years. Excluded from the tariffs were imports from Mexico and Canada as well as imports from developing countries identified by the World Trade Organization. These tariffs, which are applied in addition to the antidumping duties, will be further strengthened by an import licensing and monitoring system and an anti-surge mechanism that have been implemented to monitor foreign trade activities in the applicable products.

     We benefit from President Bush's decision. However, several foreign governments have appealed President Bush's decision to the World Trade Organization. In response, the World Trade Organization ruled against these tariffs. While the United States government has stated that it will further appeal this adverse ruling, we cannot predict whether the U.S. appeal will be successful. If the U.S. appeal is not successful, the U.S. may modify the tariffs or could be subject to retaliatory sanctions from other countries. Some countries are engaging in retaliatory tariffs on products other than steel which may cause the affected U.S. exporters to pressure the Bush Administration to weaken the steel tariffs. Foreign governments have also requested that the United States Department of Commerce grant exemptions for specific products subject to the tariffs. Since March 5, 2002, the Department of Commerce and the Office of the United States Trade Representative have announced the exclusion of over 1,000 products from the tariff remedies. Relatively few of our products are adversely affected by these exclusions. However, other exclusion requests will be considered in the future. Granting exclusions that affect our products could undermine the relief that these tariffs give us. The intent of the Section 201 remedies is to give the United States steel industry an opportunity to reorganize and consolidate into stronger more competitive companies. A lack of progress in this area, or pressure from steel consuming industries, may cause President Bush to change the remedy. A U.S. decision to lessen or adversely change the amount, scope or duration of the tariffs could lead to a resurgence of steel imports. This result would put downward pressure on steel prices, which would have a negative impact on our sales, margins and profitability. In any event, without further action by the President, the Section 201 tariffs will expire in March 2005.

OUR INDUSTRY IS AFFECTED BY CYCLICAL AND REGIONAL FACTORS.

     Many of our products are commodities subject to cyclical fluctuations in supply and demand in metal consuming industries. Periods of economic slowdown or a recession in the United States, or the public perception that a slowdown or recession may occur, could decrease the demand for our products and adversely affect our business. Our overall financial results will be dependent substantially upon the extent to which conditions in both the United States and global economies improve. A slower than expected recovery or another recession will further adversely affect our financial results. Our geographic concentration in the southern and southwestern United States as well as areas of Europe, Australia and China exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity could adversely affect our sales and profitability.

     Our business supports cyclical industries such as commercial and residential construction, energy, service center, petrochemical and original equipment manufacturing. These industries experience significant fluctuations in demand for our products based on economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. Many of these factors are beyond our control. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve suffer a prolonged downturn, then our business may be adversely affected.

     Our industry is characterized by low backlogs, which means that our results of operations are promptly affected by short-term economic fluctuations.

COMPLIANCE WITH AND CHANGES IN VARIOUS ENVIRONMENTAL REQUIREMENTS AND ENVIRONMENTAL RISKS APPLICABLE TO OUR INDUSTRY MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, may have a material adverse effect on our results of operations and financial condition. Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state, federal and international environmental laws and regulations concerning, among other matters, waste disposal, air emissions, waste and storm water effluent and disposal and employee health. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our minimills generate electric arc furnace dust, or EAF dust, which the United States Environmental Protection Agency, or the EPA, and other regulatory authorities classify as hazardous waste. EAF dust requires special handling, recycling or disposal.

     In addition, the primary feed materials for the eight shredders operated by our scrap metal recycling facilities are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of unrecyclable material known as shredder fluff. After the segregation of ferrous and saleable non-ferrous metals, shredder fluff remains. Federal and state environmental regulations require shredder fluff to pass a toxic leaching test to avoid classification as a hazardous waste. We endeavor to remove hazardous contaminants from the feed material prior to shredding. As a result, we believe the shredder fluff we generate is not hazardous waste. If the laws, regulations or testing methods change with regard to EAF dust or shredder fluff, we may incur additional significant expenditures.

     Although we believe that we are in substantial compliance with all applicable laws and regulations, legal requirements are changing frequently and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate pollution control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors that may increase our future expenditures to comply with environmental requirements. Accordingly, we are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations. We cannot predict whether such costs can be passed on to customers through product price increases.

     We may also be required to clean up additional sites than we already are or take certain remediation action with regard to sites formerly used in connection with our operations. We may be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have arranged for treatment or disposal of hazardous substances on the sites.

                          RISKS RELATED TO OUR COMPANY

WE MAY HAVE DIFFICULTY COMPETING WITH COMPANIES THAT HAVE A LOWER COST STRUCTURE THAN OURS.

     We compete with regional, national and foreign manufacturers and traders. Some of these competitors are larger, have greater financial resources and more diverse businesses than us. Some of our foreign competitors may be able to pursue business opportunities without regard for the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure, more operating flexibility and consequently they may be able to offer better prices and more services than we can. We cannot assure you that we will be able to compete successfully with these companies.

     Furthermore, over the past few years, many integrated domestic steel producers and secondary metal recyclers have entered bankruptcy proceedings. While in bankruptcy proceedings, these companies can forgo certain costs, giving them a competitive advantage. The companies that reorganize and emerge from bankruptcy often have more competitive capital cost structures. In addition, asset sales by these companies during the reorganization process tend to be at depressed prices, which enable the purchasers to acquire greater capacity at lower cost.

THE STRENGTH OF THE UNITED STATES DOLLAR MAY ADVERSELY AFFECT OUR BUSINESS.

     Fluctuations in the value of the dollar can be expected to affect our business. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the U.S. by our foreign competitors. Weakening of certain foreign economies, such as Eastern Europe, Asia and Latin America, has greatly increased competition from foreign producers. The economic difficulties in these regions have resulted in lower local demand for steel products and have encouraged greater steel exports to the U.S. at depressed prices. As a result, our products, which are made in the U.S., have become relatively more expensive as compared to imported steel, which has had and in the future could have a negative impact on our sales, revenues and profitability.

     A strong U.S. dollar hampers our international marketing and distribution business. Weak local currencies limit the amount of U.S. dollar denominated products that we can import for our international operations and limits our ability to be competitive against local producers selling in local currencies.

OUR STEEL MINI-MILL BUSINESS REQUIRES CONTINUOUS CAPITAL INVESTMENTS THAT WE MAY NOT BE ABLE TO SUSTAIN.

     We must make regular substantial capital investments in our steel minimills to lower production costs and remain competitive. We cannot be certain that we will have sufficient internally generated cash or acceptable external financing to make necessary substantial capital expenditures in the future. The availability of external financing depends on many factors outside of our control, including capital market conditions and the overall performance of the economy. If funding is insufficient, we may be unable to develop or enhance our minimills, take advantage of business opportunities and respond to competitive pressures.

SCRAP AND OTHER SUPPLIES FOR OUR BUSINESSES ARE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

     We depend on obsolete steel and non-ferrous metals, called scrap, and other supplies for our businesses. Although the scrap and other supplies may be sufficient to meet our future needs, the prices of scrap and other supplies have historically fluctuated greatly. Our future profitability will be adversely affected if we are unable to pass on higher material costs to our customers. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in material prices.

     For example, we depend on the ready availability of scrap as feedstock for our minimills. Although we believe that the supply of scrap is adequate to meet future needs, the price of scrap has historically been subject to significant fluctuation. Also, the raw material used in manufacturing copper tubing is copper scrap, supplemented occasionally by virgin copper ingot. Copper scrap has generally been readily available, and a small portion of our copper scrap comes from our metal recycling yards. However, copper scrap is subject to rapid price fluctuations related to the price and supply of virgin copper. Price increases for high quality copper scrap could adversely affect our business. Finally, our Arkansas mill does not have melting capacity, so it is dependent on an adequate supply of competitively priced used rail. The availability of used rail fluctuates with the pace of railroad abandonments, rail replacement by railroads and demand for used rail from domestic and foreign rail rerolling mills. Price increases for used rail could adversely affect our business.

OUR MINIMILLS CONSUME LARGE AMOUNTS OF ELECTRICITY AND NATURAL GAS, AND SHORTAGES OR INCREASES IN THE PRICE OF ELECTRICITY AND NATURAL GAS COULD ADVERSELY AFFECT OUR BUSINESS.

     The successful operation of our minimills depends on an uninterrupted supply of electricity. Accordingly, we are at risk in the event of an energy disruption. The electricity industry recently has been adversely affected by shortages and price volatility in regions outside of the locations of our minimills. Prolonged black-outs or brown-outs would substantially disrupt our production. Any such disruptions could adversely affect our operating results. Electricity prices can be volatile and increases would have an adverse effect on the costs of operating our minimills.

     Demand for natural gas depends primarily upon the worldwide number of natural gas wells being drilled, completed and re-worked and the depth and drilling conditions of these wells. The level of these activities is primarily dependent on current and anticipated natural gas prices. Many factors, such as the supply and demand for natural gas, general economic conditions, political instability or armed conflict in worldwide natural gas producing regions and global weather patterns affect these prices.

     We purchase most of our electricity and natural gas requirements in local markets for relatively short periods of time. As a result, fluctuations in energy prices can have an adverse effect on the costs of operating our minimills.

UNEXPECTED EQUIPMENT FAILURES MAY LEAD TO PRODUCTION CURTAILMENTS OR SHUTDOWNS.

     Interruptions in our production capabilities will adversely affect our production costs, steel available for sales and earnings for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of steel-making equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures.

THE AVAILABILITY OF INSURANCE COVERAGE AND INCREASED COST MAY ADVERSELY AFFECT PROFITABILITY.

     After the events of September 11, 2001, several high profile corporate bankruptcies and the downturn in the investment markets, insurance companies tightened coverages and dramatically increased premium costs. Many insurers no longer offer certain coverages and the remaining carriers have in many instances reduced the liability they are willing to insure while raising costs. Our profitability could be adversely affected when we renew our insurance policies due to the additional insurance expense as well as the greater exposure to risk caused by reduced coverage.

HEDGING TRANSACTIONS MAY LIMIT OUR POTENTIAL GAINS OR EXPOSE US TO LOSS.

     Our product lines and worldwide operations expose us to risks associated with fluctuations in foreign currency exchange, commodity prices and interest rates. As part of our risk management program, we use financial instruments, including commodity futures or forwards, foreign currency exchange forward contracts and interest rate swaps. While intended to reduce the effects of the fluctuations, these transactions may limit our potential gains or expose us to loss.

     We enter into the foreign currency exchange forwards as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency, to mitigate the effects of changes in currency rates. Although we do not enter into these instruments for trading purposes or speculation, and although our management believes all of these instruments are economically effective as hedges of underlying physical transactions, these foreign exchange commitments are dependent on timely performance by our counterparties. Their failure to perform could result in our having to close these hedges without the anticipated underlying transaction and could result in losses if foreign currency exchange rates have changed.

RISING INTEREST RATES MAY INCREASE OUR BORROWING COSTS AND DAMPEN ECONOMIC ACTIVITY RESULTING IN LOWER SALES, MARGINS AND PROFITABILITY.

     Our financing sources include primarily the short-term commercial paper market, the sale of certain of our accounts receivable and borrowings from banks. We also have swapped our fixed-rate interest obligation on $100 million of debt due in 2005 for a floating rate obligation. If interest rates rise, our cost of borrowing will increase and lower our profitability. Higher interest rates may also adversely affect some of the markets for our products, such as housing and commercial construction, resulting in a lower level of sales, margins and profitability.

WE ARE INVOLVED AND MAY IN THE FUTURE BECOME INVOLVED IN VARIOUS ENVIRONMENTAL MATTERS THAT MAY RESULT IN FINES, PENALTIES OR JUDGMENTS BEING ASSESSED AGAINST US OR LIABILITY IMPOSED UPON US WHICH WE CANNOT PRESENTLY ESTIMATE OR REASONABLY FORESEE AND WHICH MAY HAVE A MATERIAL IMPACT ON OUR EARNINGS AND CASH FLOWS.

     Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, called CERCLA, or similar state statutes, we may have obligations to conduct investigation and remediation activities associated with alleged releases of hazardous substances or to reimburse the EPA (or state agencies as applicable) for such activities and to pay for natural resource damages associated with alleged releases. We have been named a potentially responsible party at fourteen federal and state Superfund sites because the EPA or an equivalent state agency contends that we and other potentially responsible scrap metal suppliers are liable for the cleanup of those sites as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

     Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with various environmental matters or the effect on our consolidated financial position, we make accruals as warranted. Due to inherent uncertainties, including evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors, the amounts we accrue could vary significantly from the amounts we ultimately are required to pay.

AN INABILITY TO FULLY AND EFFECTIVELY INTEGRATE PENDING AND FUTURE ACQUISITIONS, INCLUDING THE HUTA ZAWIERCIE S.A. ACQUISITION, COULD RESULT IN INCREASED COSTS WHILE DIVERTING MANAGEMENT'S ATTENTION FROM OUR CORE OPERATIONS, AND WE CANNOT ASSURE YOU THAT WE WILL REALIZE THEIR FULL BENEFITS OR SUCCESSFULLY MANAGE OUR COMBINED COMPANY, AND FUTURE ACQUISITIONS MAY RESULT IN DILUTIVE EQUITY ISSUANCES OR INCREASES IN DEBT.

     On July 22, 2003, our subsidiary Commercial Metals (International) AG entered into an agreement to purchase 71% of the shares of Huta Zawiercie S.A., the third largest producer of steel in Poland, from Impexmetal S.A. of Warsaw, Poland. We expect to close the acquisition on or before December 15, 2003 and will use approximately $50.0 million of the net proceeds from this offering to fund this acquisition. In connection with the acquisition, we will assume approximately $32 million in debt. Also, as part of our ongoing business strategy we regularly evaluate and may pursue acquisitions of and investments in complementary companies. We cannot assure you that we will be able to fully or successfully integrate any pending or future acquisitions in a timely manner or at all. If we are unable to successfully integrate any pending or future acquisitions, we may incur costs and delays or other operational, technical or financial problems, any of which could adversely affect our business. In addition, management's attention may be diverted from core operations which could harm our ability to timely meet the needs of our customers and damage our relationships with those customers. To finance future acquisitions, we may need to raise funds either by issuing equity securities or incurring or assuming debt. If we incur additional debt, the related interest expense may significantly reduce our profitability.

WE ARE SUBJECT TO LITIGATION WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.

     We are involved in various litigation matters, including regulatory proceedings, administrative proceedings, governmental investigations, environmental matters and construction contract disputes. The nature of our operations also expose us to possible litigation claims in the future. Although we make every effort to avoid litigation, these matters are not totally within our control. We will contest these matters vigorously and have made insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. These matters could have a material adverse effect on our financial condition and profitability. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our financial condition and profitability. Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors.

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM AND THE LOSS OF ANY MEMBER COULD ADVERSELY AFFECT OUR OPERATIONS.

     Our success is dependent on the management and leadership skills of our senior management team, including Stanley A. Rabin, our chairman of the board. If we lose any of these individuals or fail to attract and retain equally qualified personnel, then we may not be able to implement our business strategy. We have not entered into employment agreements with any of our senior management personnel other than Murray R. McClean, president of our marketing and distribution division.

SOME OF OUR CUSTOMERS MAY DEFAULT ON THE DEBTS THEY OWE TO US.

     Economic conditions are not consistent in all the markets we serve. Some segments are still weak, and our customers may struggle to meet their obligations, especially if a significant customer of theirs defaults. We recorded a $5.2 million provision in fiscal 2003 for losses on receivables due to weakness in the domestic and global economies, which increased our allowance for collection losses to $9.3 million. Other factors such as management and accounting irregularities have forced some companies into bankruptcy. A weak economic recovery and corporate failures could result in higher bad debt costs.

CREDIT RATINGS AFFECT OUR ABILITY TO OBTAIN FINANCING AND THE COST OF SUCH FINANCING.

     Credit ratings affect our ability to obtain financing and the cost of such financing. Our commercial paper program is ranked in the second highest category by the following rating agencies: Moody's Investors Service (P-2), Standard & Poor's Corporation (A-2) and Fitch (F-2). Our senior unsecured debt is investment grade rated by Standard & Poor's Corporation (BBB), Fitch (BBB) and Moody's Investors Service (Baa2). On November 5, 2003, Moody's Investors Service downgraded our debt from Baa1 to Baa2 but changed its outlook from negative to stable. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, industry conditions and contingencies. Lower ratings on our commercial paper program or our senior unsecured debt could impair our ability to obtain additional financing and will increase the cost of the financing that we do obtain.

THE AGREEMENTS GOVERNING THE NOTES AND OUR OTHER DEBT CONTAIN FINANCIAL COVENANTS AND IMPOSE RESTRICTIONS ON OUR BUSINESS.

     The indenture governing our 7.20% notes due 2005, 6.80% notes due 2007, 6.75% notes due 2009 and 5.625% notes due 2013 contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consolidate or merge. In addition, our credit facility contains covenants that place restrictions on our ability to, among other things:

      -  create liens;

      -  enter into transactions with affiliates;

      -  sell assets;

      -  in the case of some of our subsidiaries, guarantee debt; and

      -  consolidate or merge.

     Our credit facility also requires that we meet certain financial tests and maintain certain financial ratios, including a maximum debt to capitalization and interest coverage ratios. Other agreements that we may enter into in the future may contain covenants imposing significant restrictions on our business that are similar to, or in addition to, the covenants under our existing agreements. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

     Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default under the indenture governing the notes or under our other debt agreements. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If we were unable to repay debt to our secured lenders if we incur secured debt in the future, these lenders could proceed against the collateral securing that debt. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on the notes.

ITEM 2. PROPERTIES

     Our Texas steel minimill is located on approximately 600 acres of land that we own. Our Texas minimill facilities include several buildings that occupy approximately 749,000 square feet. Our Alabama steel minimill is located on approximately 41 acres of land, and it includes several buildings that occupy approximately 609,000 square feet. We utilize our facilities at the Texas and Alabama steel minimills for manufacturing, storage, office and other related uses. Our South Carolina steel minimill is located on approximately 101 acres of land, and the buildings occupy approximately 654,000 square feet. Our Arkansas steel minimill is located on approximately 135 acres of land, and the buildings occupy approximately 204,000 square feet. We lease approximately 30 acres of land at the Alabama minimill and all the land at the Arkansas and South Carolina minimills in connection with revenue bond financing or property tax incentives. We may purchase the land at the termination of the leases or earlier for a nominal sum.

     All other steel group facilities utilize approximately 1,271 acres of land and lease approximately 66 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia, North Carolina, Nevada, Iowa, California, Pennsylvania, Mississippi and Arizona. Howell Metal Company owns approximately 30 acres of land in New Market, Virginia, with buildings occupying approximately 325,000 square feet.

     Our recycling segment's plants occupy approximately 484 acres of land that we own in Beaumont, Dallas, Galveston, Houston, Lubbock, Midland, Odessa, Victoria and Vinton, Texas; Jacksonville, Ocala, Gainesville, Lake City, Orlando and Tampa, Florida; Shreveport, Louisiana; Chattanooga, Tennessee; Springfield and Joplin, Missouri; Burlington, North Carolina; Frontenac, Kansas; and Miami, Oklahoma. The recycling segment's other scrap processing locations are on leased land.

     We lease the office space where our corporate headquarters and all of our domestic marketing and distribution offices are located. We own three warehouse buildings in Australia, one of which is located on leased real estate. We lease the other warehouse facilities located in Australia.

     The leases on the leased properties described above will expire on various dates generally over the next ten years. Several of the leases have renewal options. We have had little difficulty renewing such leases as they expire. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2003, to be paid during fiscal 2004, to be approximately $5,318,000. We also lease a portion of the equipment we use in our plants. We estimate our minimum annual rental obligation for equipment operating leases in effect at August 31, 2003, to be paid during fiscal 2004, to be approximately $4,000,000.

ITEM 3. LEGAL PROCEEDINGS

     Our subsidiary, SMI-Owen Steel Company, Inc. or SMI-Owen, prior to our March 2002, sale of the assets used at its heavy structural steel fabrication facility, frequently worked on large and complex construction projects. Some of the projects generated significant disputes. In connection with work completed prior to the sale, SMI-Owen entered into a fixed price contract with Fluor Daniel, Inc., or F/D, as design/builder general contractor to furnish, erect and install structural steel, hollow core pre-cast concrete planks, fireproofing, and certain concrete slabs along with related design and engineering work for the construction of a large hotel and casino complex owned by Aladdin Gaming, LLC, or Aladdin. F/D secured insurance from St. Paul Fire & Marine Insurance Company under a subcontractor/vendor default protection policy. That insurance policy named SMI-Owen as an insured in lieu of performance and payment bonds. A large subcontractor to SMI-Owen defaulted, and SMI-Owen incurred unanticipated costs to complete the work. We made a claim under the insurance policy for all losses, costs, and expenses incurred by SMI-Owen because of the default. The insurance company refused to pay our claim, so we filed suit against the insurance company and the insurance broker, J & H Marsh McClennan, in March 2000 (C.A. No. G-00-149 United States District Court Southern District of Texas). During May 2002, we settled the litigation with the insurance company. The settlement included our recovery of the $6.6 million claim receivable, receipt of an additional $7.4 million, the release of the balance of $1.0 million of previously escrowed funds for payment of certain claims made by our subcontractors and, subject to certain contingencies, reimbursement of up to an additional $3.0 million. We have not settled our lawsuit against the insurance broker for insurance benefits we did not receive due to the broker's acts, errors and omissions. The project is now complete and we do not anticipate any additional construction costs.

     Other disputes concerning the Aladdin project were submitted to binding arbitration. During the 4th quarter of 2003, SMI-Owen mediated and settled, contingent upon completion and approval by the Bankruptcy Court which has jurisdiction over one of the parties, all disputes between SMI-Owen, Aladdin and F/D related to the project. SMI-Owen will pay $1.25 million of a $3.5 million settlement payment with $2.25 million to be paid by an insurance company. The resolution of this dispute, when finalized, will resolve all material claims asserted against SMI-Owen arising from the project which is now complete.. The settlement provides that SMI-Owen reserves all rights with regard to pending litigation against the insurance broker for insurance benefits not received by SMI-Owen due to the broker's acts, errors, omissions and other conduct related to the insurance program for the project.

     We have received notices from the EPA or state agencies with similar responsibility that we and numerous other parties are considered potentially responsible parties, or PRPs, and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980, or CERCLA, or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at fourteen locations. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that we expect will result in agreements to remediate the sites. The EPA or respective state agency refers to these locations, none of which involve real estate we ever owned or conducted operations upon, as the Peak Oil Site in Tampa, Florida, the NL Industries/Taracorp Site in Granite City, Illinois, the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Poly-Cycle Industries Site in Techula, Texas, the Jensen Drive Site in Houston, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Stoller Site in Jericho, South Carolina, the RSR Corporation Site in Dallas, Texas, the Sandoval Zinc Company Site in

Marion County, Illinois, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the NL Industries Site in Pedricktown, New Jersey, and the Stoller Site in Pelham, Georgia. We periodically receive information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. We do not know if any of these inquires will ultimately result in a demand for payment from us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND DIVIDEND INFORMATION

     The table below summarizes the high and low sales prices reported on the New York Stock Exchange for our common stock and the quarterly cash dividends we paid for the past two fiscal years. The amounts set forth below have been adjusted to reflect a two-for-one stock split in the form of a stock dividend on our common stock effective June 28, 2002.

                                   PRICE RANGE
                                 OF COMMON STOCK

 2002
FISCAL
QUARTER        HIGH          LOW         CASH DIVIDENDS
-------      --------      -------       --------------
  1st        $  16.50      $ 12.25        6.5 (cents)
  2nd           18.40        16.33        6.5 (cents)
  3rd           23.99        18.00        6.5 (cents)
  4th           24.88        16.97          8 (cents)

                                   PRICE RANGE
                                 OF COMMON STOCK

 2003
FISCAL
QUARTER        HIGH          LOW         CASH DIVIDENDS
-------      --------      -------       --------------
  1st        $  19.92      $ 15.70          8 (cents)
  2nd           17.21        13.75          8 (cents)
  3rd           18.79        12.79          8 (cents)
  4th           19.94        16.80          8 (cents)

     Since 1982, our common stock has been listed and traded on the New York Stock Exchange. From 1959 until the NYSE listing in 1982, our common stock was traded on the American Stock Exchange. The number of shareholders of record of our common stock at November 14, 2003, was approximately 2,578.

EQUITY COMPENSATION PLANS

     Information about our equity compensation plans as of August 31, 2003 that were either approved or not approved by our stockholders is as follows (number of shares in thousands):

                                            A.                            B.                          C.

                                                                                           NUMBER OF SECURITIES
                                                                                           REMAINING FOR FUTURE
                                NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE     ISSUANCE UNDER EQUITY
                                 ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND       (EXCLUDING SECURITIES
       PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS              REFLECTED IN COLUMN (A)
       -------------               -------------------       -------------------------    -----------------------
Equity compensation plans                2,945,013                    $14.05                     2,041,660
approved by security holders

Equity compensation plans not                                              0                             0
approved by security holders                     0

TOTAL                                    2,945,013                    $14.05                     2,041,660

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

                         FOR THE YEARS ENDED AUGUST 31,
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                2003        2002        2001        2000        1999
Net Sales                    $2,875,885  $2,479,941  $2,470,133  $2,661,420  $2,251,442
Net Earnings                     18,904      40,525      23,772      44,590      46,974
Diluted Earnings Per Share         0.66        1.43        0.90        1.56        1.61

Total Assets                  1,275,406   1,230,076   1,081,946   1,170,092   1,079,074
Stockholders' Equity            506,933     501,306     433,094     418,805     418,312
Long-term Debt                  254,997     255,969     251,638     261,884     265,590
Cash Dividends Per Share           0.32       0.275        0.26        0.26        0.26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings, product pricing and demand, production rates, energy expense, insurance expense, interest rates, inventory levels, acquisitions and general market conditions. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts" or other similar words or phrases. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:

      -  interest rate changes;

      -  construction activity;

      - decisions by governments affecting the level of steel imports, including tariffs and duties;

      -  litigation claims and settlements;

      - difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

      -  metals pricing over which we exert little influence;

      - increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

      -  court decisions;

      - industry consolidation or changes in production capacity or utilization;

      -  global factors including credit availability;

      -  currency fluctuations;

      -  scrap, energy, insurance and supply prices; and

      -  the pace of overall economic activity.

     See the section entitled "Risk Factors" in this annual report for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. These factors and the other risk factors described in this annual report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, we cannot assure you that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, we caution prospective investors not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     This Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this annual report.

We manufacture, recycle, market and distribute steel and metal products through a network of over 140 locations in the United States and internationally.

Manufacturing Operations

We conduct our manufacturing operations through the following:

- 4 steel mills, commonly referred to as "minimills," that produce reinforcing bar, angles, flats, small beams, rounds, fence post sections and other shapes


- 30 steel plants that bend, cut and fabricate steel, primarily reinforcing bar and angles

- 1 plant that produces copper tubing

- 28 warehouses that sell or rent supplies for the installation of concrete

- 6 plants that produce special sections for floors and ceiling support

- 4 plants that produce steel fence posts

- 1 plant that treats steel with heat to strengthen and provide flexibility

- 1 plant that rebuilds railcars

- 1 railroad salvage company

Recycling Operations

We conduct our recycling operations through 44 metal processing plants located in the states of Texas, South Carolina, Florida, North Carolina, Oklahoma, Kansas, Missouri, Tennessee, Louisiana and Georgia.

Marketing and Distribution Operations

We market and distribute steel, copper and aluminum coil, sheet and tubing, ores, metal concentrates, industrial minerals, ferroalloys and chemicals through our network of 15 marketing and distribution offices, 4 processing facilities and joint ventures around the world. Our customers use these products in a variety of industries.

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

REVENUE RECOGNITION Generally, we recognize sales when title passes. For a few of our steel fabrication operations, we recognize net sales and profits from certain long-term fixed price contracts by the percentage-of-completion method. In determining the amount of net sales to recognize, we estimate the total costs and profits expected to be recorded for the contract term and the recoverability of costs related to change orders. These estimates could change, resulting in changes in our earnings.

CONTINGENCIES We make accruals as needed for litigation, administrative proceedings, government investigations (including environmental matters), and contract disputes. We base our environmental liabilities on estimates regarding the number of sites for which we will be responsible, the scope and cost of work to be performed at each site, the portion of costs that we expect we will share with other parties and the timing of the remediation. Where timing of expenditures can be reliably estimated, we discount amounts to reflect our cost of capital over time. We record these and other contingent liabilities when they are probable and when we can reasonably estimate the amount of loss. Where timing and amounts cannot be precisely estimated, we estimate a range, and we recognize the low end of the range without discounting. Also, see Note 9, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2003.

INVENTORY COST We determine inventory cost for most domestic inventories by the last-in, first-out method, or LIFO. At the end of each quarter, we estimate both inventory quantities and costs that we expect at the end of the fiscal year for these LIFO calculations, and we record an amount on a pro-rata basis. These estimates could vary substantially from the actual year-end results, causing an adjustment to cost of goods sold. See Note 14, Quarterly Financial Data, to the consolidated financial statements. We record all inventories at the lower of their cost or market value.

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

OTHER ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS See Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements.

Consolidated Results of Operations

Our management uses a non-GAAP measure, adjusted operating profit, to compare and evaluate the financial performance of our segments. See Note 13, Business Segments, to the consolidated financial statements. We define adjusted operating profit as the sum of our earnings before income taxes and financing costs. Adjusted operating profit provides a core operational earnings measurement that compares segments without the need to adjust for federal, but more specifically, state taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost and discounts on the sales of accounts receivable in our calculation of adjusted operating profit. The results are, therefore, without consideration of financing alternatives of capital employed.

In the following table we are providing a reconciliation of the non-GAAP measure, adjusted operating profit (loss) to net earnings (loss):

                                                                               Marketing and  Corporate and
              (in millions)                     Manufacturing    Recycling     Distribution   Eliminations        Total
------------------------------------------------------------------------------------------------------------------------
Year ended August 31, 2003:
Net earnings (loss)                                $  13.6        $  10.0         $  15.5        $ (20.2)        $  18.9
Income taxes                                           6.5            5.1             4.8           (4.9)           11.5
Interest expense                                        .1             --             1.3           13.9            15.3
Discounts on sales of accounts receivable               .2             .1              .2             .1              .6
------------------------------------------------------------------------------------------------------------------------
Adjusted operating profit (loss)                   $  20.4        $  15.2         $  21.8        $ (11.1)        $  46.3
========================================================================================================================

Year ended August 31, 2002:
Net earnings (loss)                                $  45.0        $   3.7         $   8.1        $ (16.3)        $  40.5
Income taxes                                          25.7            1.2             3.8           (8.1)           22.6
Interest expense                                        .3             --             2.0           16.4            18.7
Discounts on sales of accounts receivable               .4             .2              .3            (.1)             .8
------------------------------------------------------------------------------------------------------------------------
Adjusted operating profit (loss)                   $  71.4        $   5.1         $  14.2        $  (8.1)        $  82.6
========================================================================================================================

Year ended August 31, 2001:
Net earnings (loss)                                $  34.8        $  (1.5)        $   3.6        $ (13.1)        $  23.8
Income taxes                                          21.1            (.9)            2.1           (7.7)           14.6
Interest expense                                        .4             --             1.8           25.4            27.6
Discounts on sales of accounts receivable               .4             .1              .3             .2             1.0
------------------------------------------------------------------------------------------------------------------------
Adjusted operating profit (loss)                   $  56.7        $  (2.3)        $   7.8        $   4.8         $  67.0
========================================================================================================================

                                                   Year ended August 31,
--------------------------------------------------------------------------------------
(in millions except share data)        2003                2002                2001
--------------------------------------------------------------------------------------
Net sales                            $   2,876           $   2,480           $   2,470
Net earnings                              18.9                40.5                23.8
International sales                      1,186                 771                 755
   As % of total                            41%                 31%                 31%
LIFO effect on net earnings
   expense (income)                        6.1                 1.0                (1.1)
   Per diluted share                      0.21                0.04               (0.04)
LIFO reserve                              17.4                 8.1                 6.5
   % of inventory on LIFO                   64%                 72%                 70%

The following events had a significant financial impact during our fiscal year ended August 31, 2003 as compared to our 2002 fiscal year:

1. We recorded a $6.1 million (after-tax) LIFO expense ($0.21 per diluted share) compared to $1.0 million LIFO expense ($0.04 per diluted share) in 2002.

2. Our steel and copper tube minimills' earnings decreased due primarily to higher scrap, utility and other input costs which were only partially offset by increased selling prices and higher shipments.

3. Margins were lower at the steel group's fabrication operations due to lower selling prices in spite of higher shipments.

4. In 2002, we recorded a $3.4 million (after-tax) gain from the sale of the assets of SMI-Owen Steel Company.

5. Adjusted operating profits in our recycling segment in 2003 almost tripled from 2002 due mostly to the rise in prices in steel (ferrous) scrap markets.

6. Marketing and distribution's adjusted operating profit in 2003 was significantly higher than in 2002, with most of the improvement in international markets.

Market conditions were difficult during the year ended August 31, 2003, but our strategy of diversification, both in our vertical integration as well as in our product lines, enabled us to remain profitable. Throughout much of 2003, our key markets, especially in the manufacturing segment, were very competitive, although conditions improved during the fourth quarter. Public construction and institutional building remained fairly strong. However, construction for factories, offices and other commercial buildings in the United States was significantly lower for the second consecutive year. These conditions, along with higher input costs, resulted in substantially lower operating profits in 2003 at our mills and fabrication operations as compared to 2002. Also, many of our international markets, except for China and Australia, remained weak. During the second half of fiscal 2003, demand for our products increased, and we realized some benefit from the weaker U.S. dollar. Our net earnings increased significantly in the fourth quarter of fiscal 2003, with net earnings for the three months ended August 31, 2003 totaling $10.7 million as compared to $9.0 million in 2002.

Segments

Unless otherwise indicated, all dollars below are before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for making operating decisions. We have three reportable segments: manufacturing, recycling, and marketing and distribution.

The following table shows net sales and adjusted operating profit (loss) by business segment:

                                                       Year ended August 31,
---------------------------------------------------------------------------------------
           (in millions)                     2003              2002              2001
---------------------------------------------------------------------------------------
Net sales:
  Manufacturing                            $  1,340          $  1,366          $  1,350
  Recycling                                     441               378               394
  Marketing and distribution                  1,150               777               771
Adjusted operating profit (loss):
  Manufacturing                                20.4              71.4              56.7
  Recycling                                    15.2               5.1              (2.3)
  Marketing and distribution                   21.8              14.2               7.8

2003 COMPARED TO 2002

MANUFACTURING We include our steel group and our copper tube division in our manufacturing segment. Adjusted operating profit is equal to earnings before income taxes for our four steel minimills, our copper tube mill and the steel group's fabrication operations. Our manufacturing adjusted operating profit for the year ended August 31, 2003 decreased $51.0 million as compared to 2002. The sale of SMI-Owen and a litigation settlement at the mills in 2002 accounted for $10.6 million of the decrease. Excluding these items, adjusted operating profit decreased 66% in 2003 as compared to 2002. Net sales for the year ended August 31, 2003 decreased $26.4 million (2%) as compared to 2002. Steel mill selling prices were at very low levels for much of 2003. However, scrap purchase prices were driven sharply higher by offshore demand and the weakening value of the U.S. dollar. Our steel minimills implemented higher selling prices that became partially effective during the second half of 2003. However, these price increases did not fully offset higher scrap and utility costs. Gross margins were significantly lower as a result of these conditions. Our copper tube mill's gross margins were also lower due to increased copper scrap purchase prices and lower selling prices for its products. Our steel group's fabrication operations were less profitable in 2003 as compared to 2002 primarily due to lower selling prices which more than offset the impact of higher shipments.

The table below reflects steel and scrap prices per ton:

                                                    August 31,
                                                ------------------
          (dollars per ton)                     2003          2002
------------------------------------------------------------------
Average mill selling price-total sales          $278          $269
Average mill selling price-finished goods
  only                                           287           275
Average fabrication selling price                536           608
Average ferrous scrap purchase price              97            80

MINIMILLS Adjusted operating profit for our four steel minimills decreased $18.2 million (52%) for the year ended August 31, 2003 as compared to 2002. The effect of valuing inventories under the LIFO method accounted for $3.5 million (19%) of the decrease in adjusted operating profit for the year ended August 31, 2003 as compared to 2002. Also, during the year ended August 31, 2002, our steel minimills received $2.5 million from a nonrecurring graphite electrode litigation settlement. Even excluding these items, adjusted operating profit in 2003 decreased as compared to 2002 because higher shipments and average selling prices were not enough to offset higher input costs, including scrap and utilities. Our adjusted operating profit at SMI Texas decreased 25% to $19.3 million for the year ended August 31, 2003 as compared to an adjusted operating profit of $25.8 million in 2002. SMI South Carolina lost $7.1 million for the year ended August 31, 2003 as compared to a $2.8 million adjusted operating profit in 2002. Higher scrap costs, higher energy costs and a weak demand for our products were the most significant reasons for SMI South Carolina's loss in 2003 although these factors were partially offset by price increases in the fourth quarter. SMI Arkansas reported a $160 thousand adjusted operating profit in 2003 as compared to a $3.5 million adjusted operating profit in 2002. Most of the decrease in adjusted operating profit at SMI Arkansas was attributable to LIFO expense caused by higher year end inventories of rerolling rail. However, adjusted operating profit at our SMI Alabama mill for the year ended August 31, 2003 increased 63% to $4.2 million as compared to $2.5 million in 2002. Cost reduction efforts, improved operating efficiencies, and better market conditions were the key factors in SMI Alabama's improved profitability. Our mills shipped 2,284,000 tons in 2003, an increase of 5% as compared to 2,171,000 tons shipped in 2002, due largely to higher billet sales. Our mills rolled 1,972,000 tons, a 3% decrease as compared to 2002. Our minimills melted 2,081,000 tons during the year ended August 31, 2003, which was a decrease of 1% as compared to 2002. Our average total mill selling price at $278 per ton increased $9 (3%) as compared to 2002. Our mill selling price for finished goods increased $12 per ton (4%) in 2003 as compared to 2002. Our average scrap purchase costs in 2003 increased $17 per ton (21%) as compared to 2002. Utility expenses increased by $9.4 million for the year ended August 31, 2003 as compared to 2002. The increase in utility costs was mostly due to higher natural gas costs, although electricity expenses also increased.

FABRICATION AND OTHER BUSINESSES The steel group's fabrication and other businesses reported a combined adjusted operating profit of $6.0 million for the year ended August 31, 2003 as compared to a profit of $33.6 million in 2002. We recorded a $5.2 million gain from the sale of SMI-Owen Steel Company in March 2002. Also, prior to its sale, SMI-Owen had an adjusted operating profit of $2.9 million for the year ended August 31, 2002. Excluding these items, fabrication adjusted operating profits decreased by $19.5 million (76%) for the year ended August 31, 2003 as compared to 2002. Our fabrication plants shipped 1,028,000 tons in 2003, 4% more than the 984,000 tons shipped during 2002. Our fabricated rebar shipments increased 104,000 tons (19%) as compared to 2002. Lower structural, joist and post plant shipments partially offset this increase. The average fabrication selling price for the year ended August 31, 2003 decreased $72 per ton (12%) as compared to 2002. Our rebar fabrication, construction-related products, post and heat treating plants were profitable during the year ended August 31, 2003. Our joist and structural steel fabri-cation operations recorded losses during 2003 due to lower selling prices and shipments. During the year ended August 31, 2003, the joist plants reduced certain inventory stock values by $1.8 million to their estimated current market value. Also, during the year ended August 31, 2003, we wrote-down $711 thousand of inventory at two of our other fabrication facilities, we recognized a $998 thousand gain on the trade-in of rental forms in construction-related products, and we reduced our deferred insurance proceeds accrual by $937 thousand (see
Note 9, Commitments and Contingencies to the consolidated financial statements). During 2003, we acquired substantially all of the operating assets of the Denver, Colorado location of Symons Corporation, E.L. Wills in Fresno, California and Dunn Del Re Steel in Chandler, Arizona. The Symons location is a concrete formwork supplier, and E.L. Wills and Dunn Del Re Steel are rebar fabrication operations. The purchase prices for these businesses totaled $14.0 million. No single one of these acquisitions was significant to our operations.

COPPER TUBE Our copper tube division reported an adjusted operating profit of $620 thousand for the year ended August 31, 2003 as compared to an adjusted operating profit of $5.1 million in 2002. Net sales were 2% lower in 2003 as compared to 2002. Our copper tube shipments increased 4% to 61.9 million pounds during 2003 as compared to 2002. However, our average net selling price for plumbing and refrigeration tube decreased by 7 cents per pound (6%) to $1.17 per pound as compared to $1.24 per pound in 2002. We increased our production to
60.7 million pounds for the year ended August 31, 2003, which was 8% more than the 56.2 million pounds that we produced in 2002. Our average copper scrap price increased 4 cents per pound (6%) during the year ended August 31, 2003 as compared to 2002. The difference between the sales price ($1.17 and $1.24 in 2003 and 2002, respectively) and copper scrap purchase cost ($0.72 and $0.68 in 2003 and 2002, respectively) are commonly referred to as "the metal spread." The metal spread declined 21% in 2003 as compared to 2002. Although single family residential construction held up relatively well, other market sectors were weaker which put pressure on selling prices.

RECYCLING Our recycling segment reported an adjusted operating profit of $15.2 million for the year ended August 31, 2003 as compared to an adjusted operating profit of $5.1 million in 2002. All four of the geographic regions where the segment operates were substantially more profitable. Net sales for the year ended August 31, 2003 were $441.4 million, an increase of 17% as compared to our net sales of $378.1 million in 2002. Our gross margins were 24% higher in 2003 as compared to 2002, partially due to controls over costs. The segment processed and shipped 1,639,000 tons of ferrous scrap during the year ended August 31, 2003, an increase of 10% as compared to 2002. Ferrous sales prices were on average $100 per ton, 23% higher than in 2002. Greater demand from overseas markets contributed to this increase, as well as the weaker U.S. dollar.

Nonferrous markets improved moderately during the year ended August 31, 2003. Our average nonferrous scrap sales price of $1,021 per ton was 8% higher than in 2002, although shipments were 3% lower at 231,000 tons. The total volume of scrap processed, including the steel group's processing plants, was 2,811,000 tons, an increase of 9% from the 2,568,000 tons processed in 2002.

MARKETING AND DISTRIBUTION Net sales for the year ended August 31, 2003 for our marketing and distribution segment increased $372.7 million (48%) to $1.15 billion, as compared to 2002 net sales of $777.0 million. Most of the increase related to sales outside of the United States. Adjusted operating profit for the year ended August 31, 2003 was $21.8 million, an increase of 53% as compared to 2002, due mostly to better results from our international operations. International steel prices for flat-rolled products rose and then weakened, because of decreased demand from China, during the first three quarters of 2003. However, the prices for flat-rolled steel products rose again during the fourth quarter. Prices for long products slowly increased during 2003. Our steel shipments increased, except for imports into the U.S. Our business in the U.S. was reduced because of the weak economy and the weaker U.S. dollar. Due to these factors, volumes, prices and margins for nonferrous semi-finished products were lower in 2003 as compared to 2002. However, sales and margins for ores, minerals, ferroalloys and special metals were generally higher. Also, freight costs increased in 2003 as compared to 2002. Our marketing and distribution and service center operations in Australia were more profitable in 2003 as compared to 2002. Our joint venture Europickling facility in Belgium became profitable during 2003. Also, the joint venture arrangements with our 11% investee, Trinecke Zelezarny, a Czech mill, contributed to our sales in Central Europe. Sales into Asia, including China, were strong, especially during the first and second quarters of our fiscal 2003. In July 2003, our international subsidiary entered into a definitive agreement to purchase a controlling interest in Huta Zawiercie, a Polish steel minimill. This acquisition is expected to close by December 15, 2003.

OTHER Our employees' retirement plan expenses were 16% lower for the year ended August 31, 2003 as compared to 2002. Discretionary items such as contributions were lower for the year ended August 31, 2003 as compared to 2002. We committed less to these items because 2003 was less profitable. Interest expense for the year ended August 31, 2003 was lower as compared to 2002 due primarily to lower overall interest rates on short-term borrowings and two interest rate swaps on parts of our long-term debt which resulted in lower effective interest rates.

During 2002, we favorably resolved all issues for our federal income tax returns through 1999. Due to the lack of any material adjustments, we reevaluated the tax accruals and, consequently, reduced the net tax expense by $1.0 million during 2002.

On August 8, 2003, we increased our commercial paper program to permit maximum borrowings of up to $275 million, up from the prior year $174.5 million level. Commercial paper capacity is reduced by any outstanding standby letters of credit under the 2003 program which totalled $20.6 million at August 31, 2003.

Near-Term Outlook

We expect our fiscal year ending August 31, 2004 to be significantly more profitable than 2003, partially because of the internal cost reductions and productivity improvements that we have made. We also are expecting better economic conditions in 2004, mostly in global manufacturing. We believe that our first quarter of 2004 will have comparable profits to the quarter ended August 31, 2003. We anticipate net earnings (excluding the effect of revaluing inventories on the LIFO method) to be approximately $9 million to $10 million for the first quarter of fiscal 2004. We have noted signs of increasing demand in the U.S. manufacturing sector, and some improvement in construction. However, office, lodging and industrial construction will be slower to recover. Also, orders for capital goods are higher. Asian markets are relatively strong and European markets are partially recovering. We anticipate that our overall results will be better in the second half of 2004 as compared to the first half.

We anticipate our profits will be higher in 2004 in our manufacturing segment as compared to 2003 because of higher metal spreads and increased production, shipments and prices. We have implemented several steel minimill price increases on most of our products. The cumulative price increases are $70 per ton for merchant bar and $55 per ton for reinforcing bar. We are expecting these price increases to become fully effective during the first half of fiscal 2004. As a result, gross margins at our steel minimills should increase. We expect the gross margins in our fabrication and other related businesses to continue at current levels during the first few months in fiscal 2004. However, these margins should improve later in that year.

We anticipate that our recycling segment will continue to report significant profits, due to strong demand for steel scrap and nonferrous metal scrap and the relatively weak U.S. dollar.

Our marketing and distribution segment should remain profitable during our fiscal 2004. We expect that our U.S. operations will be more profitable, but that our international subsidiary will have lower profits in 2004 as compared to 2003. Overall, prices and volumes should remain constant. We are expecting that our purchase of the controlling interest in Huta Zawiercie will be completed by December 15, 2003.

We anticipate that our capital spending for 2004 will be $61 million, excluding the $50 million acquisition cost for 71.1% of the shares of Huta Zawiercie. Most of these expenditures will be in our manufacturing segment including a major improvement project at our SMI-Texas melt shop.

Long-Term Outlook

We believe we are well-positioned to exploit long term opportunities. Long term, we expect stronger demand for our products due to the increased possibility of a recovery in demand throughout the major global economies as well as continued growth in developing countries. Emerging countries often have a higher growth rate for steel and nonferrous metals consumption. We believe that the demand will increase in Asia, particularly in China, as well as in Central and Eastern Europe.

Further consolidation is a virtual certainty in the industries in which we participate, and we plan to continue to participate in a prudent way. The reasons for further consolidation include an inadequate return on capital for most companies, numerous bankruptcies, a high degree of fragmentation, the need to eliminate non-competitive capacity and more effective marketing.

2002 COMPARED TO 2001

Segments

MANUFACTURING We include our steel group and our copper tube division in our manufacturing segment.

Adjusted operating profit is equal to earnings before income taxes for our four steel minimills, our copper tube mill and the steel group's fabrication operations. Our manufacturing adjusted operating profit in 2002 increased $14.7 million (26%) as compared to 2001 on marginally more ($12 million) net sales. We achieved this increase in adjusted operating profit for two primary reasons in 2002: (i) the nonrecurrence of the prior year litigation accrual in the amount of $8.3 million, and (ii) the current year gain on the sale of the steel group's heavy structural fabrication operation, SMI-Owen, in the amount of $5.2 million. Excluding those items, our manufacturing segment's adjusted operating profit was slightly higher than last year.

Increased production and shipments at our steel group's minimills more than offset lower selling prices, increased scrap purchase costs and lower copper tube earnings. Also, we spent less in 2002 on utilities, and we recorded lower depreciation and amortization expense. However, fiscal 2002 adjusted operating profits decreased from fiscal 2001 in the steel group's downstream steel fabrication and related businesses due to lower profits in rebar fabrication and structural steel fabrication, excluding SMI-Owen.

The table below reflects steel and scrap prices per ton:

                                                    August 31,
                                                ------------------
           (dollars per ton)                    2002          2001
------------------------------------------------------------------
Average mill selling price-total sales          $269          $284
Average mill selling price-finished goods
  only                                           275           290
Average fabrication selling price                608           646
Average ferrous scrap purchase price              80            74

MINIMILLS During 2002, adjusted operating profit for our four steel minimills rose 27% compared with 2001, despite lower selling prices. SMI South Carolina had a $2.8 million adjusted operating profit in 2002 compared to a $1.6 million loss in 2001. SMI Alabama turned around as well with a $2.5 million adjusted operating profit in 2002 compared to a $2.2 million loss in 2001. Adjusted operating profits at SMI Arkansas were up 4% in the current year period. These improvements more than offset a 7% decline in adjusted operating profits at SMI Texas as compared to 2001. A major reason for the minimills' improved profitability was a 14% increase in shipments because of continued public projects infrastructure construction. Shipments were 2,171,000 tons in 2002 compared to 1,903,000 in 2001. Mill production also increased over last year. Tons rolled were up 19% to 2,026,000 in 2002. Tons melted were up 17% to 2,100,000 in 2002. Even though demand was strong, the average total mill selling price at $269 per ton was $15 (5%) below last year. Also, in 2002, we sold more semi-finished billets, a product with a lower selling price than our average. Average scrap purchase costs were $6 per ton (8%) higher than in 2001, resulting in smaller margins. Utility expenses declined by $2.4 million as compared to 2001. Decreases in natural gas costs more than offset higher electricity costs. Also, depreciation and amortization expenses decreased by $5.2 million in 2002, primarily because SMI-South Carolina fully depreciated its mill rolls and guides as well as certain melt shop equipment. The mills also received $2.5 million from a nonrecurring graphite electrode litigation settlement in 2002.

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

Near the end of fiscal 2002, we discovered two significant, but unrelated events, requiring retroactive writedowns at two rebar fabrication operations. The total amount of the adjustments required to correct the August 31, 2002 balance sheets of these two facilities was $4.6 million. These adjustments affected fiscal years from 1999 to 2002. In August 2002, we uncovered a theft and an accounting fraud which occurred over four years at a rebar fabrication plant in South Carolina. The total adjustment required to revert the accounting records to their proper balances was $2.7 million. In September 2002, we discovered accounting errors related to losses on rebar fabrication and placement jobs at one facility in California, some of which date back to its acquisition in fiscal 2000. The resulting charge was $1.9 million. The South Carolina incident resulted in a $900 thousand expense in fiscal 2002. The remaining $3.7 million for both instances was attributed $885 thousand to fiscal 2001, $2.6 million to fiscal 2000, and $227 thousand to 1999, resulting in prior period adjustments to these previously reported financial statements. We took immediate action to strengthen compliance with our internal control policies in the areas of segregation of duties, personnel and management review and oversight. Controllers at both locations were replaced as well as the general manager of the rebar fabrication plant in South Carolina. The steel group has increased the level of detail, the frequency of submission and the amount of review of its operating locations' reporting. The Company has renewed emphasis on periodic and timely internal balance sheet audits at all operating locations and completed audits of all its operating locations in fiscal 2003. No major areas of noncompliance were noted. Senior management and area managers of all the Company's locations attended internal meetings led by the CEO and CFO regarding management's responsibility for internal control, dealing with noncompliance issues and the Company's commitment to only the highest of ethical standards of conduct.

Fabrication plant shipments totaled 984,000 tons, down fractionally from 986,000 tons shipped in 2001. The average fabrication selling price in 2002 decreased $38 per ton (6%) as compared to 2001. Rebar fabrication markets were softer in 2002 as a result of intense competition, and several plants reported losses. During 2002, we acquired the real estate, equipment, inventory and work in process of Varmicon, Inc. in Harlingen, Texas. We now operate this rebar fabrication facility under the name of SMI-Valley Steel. The steel joist operations, which includes cellular and castellated beams, were break even in 2002, an improvement over the loss in 2001. Both prices and shipments decreased, but lower operating costs and shop efficiencies helped significantly. Also, in 2001 these operations incurred $8.9 million in start-up costs. Structural steel fabrication profits, excluding SMI-Owen and the prior year litigation accrual, were down in 2002 compared to 2001. However, our concrete-related products operations were more profitable in 2002. We continued to expand this business through the acquisition of Dowel Assembly Manufacturing Company, or DAMCO, in Jackson, Mississippi. DAMCO manufactures dowel baskets and has an epoxy coating business. In 2002, the steel group started Spray Forming International, a stainless steel cladding operation located in South Carolina.

COPPER TUBE Our copper tube division's adjusted operating profit decreased 59% with 7% less net sales as compared to 2001. Copper tube shipments increased 3% from 2001 to a record 59.3 million pounds, and production increased 5% from 2001 to a record 56.2 million pounds. However, average sales prices dropped 10% in 2002 to $1.24 per pound as compared to the average sales price in 2001 of $1.38. The biggest factor was lower apartment and hotel/motel construction. Consequently, demand for plumbing and refrigeration tube was not as strong. The 2002 product mix included increased quantities of HVAC products and line sets. In the marketplace, we continued to adapt to the consolidation among our buyers. The difference between sales price and copper scrap purchase cost (commonly referred to as "the metal spread"), declined 8% in 2002 compared to 2001. Lower raw material purchase costs did not fully compensate for the decline in selling prices.

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

In 2002, we acquired most of the transportation assets of Sampson Steel Corporation in Beaumont, Texas. These assets were combined with our existing scrap processing facility in Beaumont. Also, we closed our Midland, Texas facility, resulting in a writedown of $455,000 on certain equipment.

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

OTHER Selling, general and administrative, as well as employees' retirement plans expenses, were higher in 2002 as compare to 2001, mostly due to our acquisition of CSG in 2001 and discretionary items such as bonuses and profit sharing. This increase was consistent with the improvement in our operating profitability. Interest expense decreased by $8.9 million (32%) from 2001 largely due to lower interest rates and much lower average short-term borrowings. Also, during 2002 we entered into two interest rate swaps which resulted in interest expense sav-ings. During 2002, we favorably resolved all issues for our federal income tax returns through 1999. Due to the lack of any material adjustments, we reevaluated the tax accruals and, consequently, reduced the net tax expense by $1.0 million during 2002.

2003 Liquidity and Capital Resources

We discuss liquidity and capital resources on a consolidated basis. Our discussion includes the sources and uses of our three operating segments and centralized corporate functions. We have a centralized treasury function and use inter-company loans to efficiently manage the short-term cash needs of our operating divisions. We invest any excess funds centrally.

We rely upon cash flows from operating activities, and to the extent necessary, external short-term financing sources. Our short-term financing sources include commercial paper, sales of certain accounts receivable, short-term trade financing arrangements and borrowing under our bank credit facilities. From time to time, we have issued long-term public and private debt placements. Our investment grade credit ratings and general business conditions affect our access to external financing on a cost-effective basis. Depending on the price of our common stock, we may realize significant cash flows from the exercise of stock options.

Moody's Investors Service (P-2), Standard & Poor's Corporation (A-2) and Fitch (F-2) rate our commercial paper program in the second highest category. To support our commercial paper program, on August 8, 2003, we entered into a $275 million unsecured, contractually committed revolving credit agreement with a group of sixteen banks. Our $275 million facility expires in August 2006. This agreement provides for borrowing in U.S. dollars with the interest rate indexed to LIBOR. The spread over LIBOR may vary between 33 basis points and 105 basis points based upon the rating of our non-credit enhanced senior unsecured long-term debt by Moody's Investors Service and Standard & Poor's Corporation. Actual borrowings are subject to a facility fee which may vary between 17 and 45 basis points based on the same debt ratings. In addition, if we borrow more than 33% of the authorized borrowings under the credit agreement, we will incur an additional 12.5 basis point fee on actual borrowings. No compensating balances are required. The credit agreement serves as a backup to our commercial paper program. We plan to continue our commercial paper program and the revolving credit agreements in comparable amounts to support the commercial paper program.

For added flexibility, we may secure financing through securitized sales of certain accounts receivable in an amount not to exceed $130 million and direct sales of accounts receivable. We may continually sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. Our long-term public debt was $254 million at August 31, 2003 and is investment grade rated by Standard & Poor's Corporation (BBB), Fitch (BBB) and by Moody's Investors Service (Baa2). We have access to the public markets for potential refinancing or the issuance of additional long-term debt. See Note 15, Subsequent Events, to our consolidated financial statements regarding our issuance of bonds and repayment of certain debt after year end. Also, we have numerous informal, uncommitted credit facilities available from domestic and international banks. These credit facilities are priced at current market rates.

Credit ratings affect our ability to obtain short- and long-term financing and the cost of such financing. If the rating agencies were to reduce our credit ratings, we would pay higher financing costs and probably would have less availability of the informal, uncommitted facilities. On November 5, 2003, Moody's Investors Service downgraded our senior unsecured debt rating from Baa1 to Baa2, but changed its outlook from negative to stable, equal to that of Standard & Poor's. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, industry conditions and contingencies. We are committed to maintaining our investment grade ratings.

Certain of our financing agreements include various covenants. The most restrictive of these covenants requires us to maintain an interest coverage ratio of greater than three times and a debt to capitalization ratio of 55%, as defined in the financing agreement. A few of the agreements provide that if we default on the terms of another financing agreement, it is considered a default under these agreements. We have complied with the requirements, including the covenants of our financing agreements, as of and for the year ended August 31, 2003.

Our revolving credit agreements and accounts receivable securitization agreement include ratings triggers. The trigger in the revolving credit agreements is solely a means to reset pricing for facility fees and, if a borrowing occurs, on loans. Within the accounts receivable securitization agreement, the ratings trigger is contained in a "termination event," but the trigger is set at catastrophic levels. The trigger requires a combination of ratings actions on behalf of two independent rating agencies and is set at levels six ratings categories below our current rating.

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

CASH FLOWS Our cash flows from operating activities primarily result from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products. We also sell and rent construction-related products and accessories. We have a diverse and generally stable customer base. We use futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metals commodity prices.

The volume and pricing of orders from our U.S. customers in the manufacturing and construction sectors affect our cash flows from operating activities. Our international marketing and distribution operations also significantly affect our cash flows from operating activities. The weather can influence the volume of products we ship in any given period. Also, the general economy, the strength of the U.S. dollar, governmental action, and various other factors beyond our control influence our volume and prices. Periodic fluctuations in our prices and volumes can result in variations in cash flows from operating activities. Despite these fluctuations, we have historically relied on operating activities as a steady source of cash.

Our net cash flows from operating activities were $15.3 million for the year ended August 31, 2003, which were $81.3 million lower as compared to the $96.6 million of net cash flows from our operating activities for the year ended August 31, 2002. Our net earnings decreased $21.6 million in 2003 as compared to 2002. Also, our accounts receivable and inventories increased by $112.6 million in 2003 as compared to an increase of $85.9 million in 2002. These items increased in 2003 primarily in our marketing and distribution operations due to higher sales orders from outside of the United States. Our accounts payable at August 31, 2003 was higher than at August 31, 2002, but the increase in accounts payable was not commensurate with the increase in inventories. During the year ended August 31, 2003, we paid more bonuses and other discretionary expenses, which had been accrued at August 31, 2002, than we did during the year ended August 31, 2002. As a result, our accrued expenses decreased during the year ended August 31, 2003. Also, we paid $9.6 million during the year ended August 31, 2003 relating to an adverse trial judgment that was upheld on appeal. This judgment had been accrued at August 31,

2002. During 2002, we had received $15.0 million from a favorable litigation settlement and $5.2 million for the contract balance and settlement of disputed change orders on an old large structural steel fabrication contract at SMI-Owen.

We invested $49.8 million in property, plant and equipment during the year ended August 31, 2003, an increase of $2.6 million (5%) as compared to 2002. The capital expenditures in 2003 were primarily in our manufacturing segment. In addition, we acquired the operating assets of two rebar fabrication operations and one construction-related products business in 2003, for a total of $13.4 million cash. In 2002, we acquired the remaining shares of the Coil Steels Group
(CSG) for $6.8 million. Also, in 2002, we received $19.7 million from the sale of the assets of SMI-Owen, our large structural steel fabrication operation located in Columbia, South Carolina. We assess our capital spending each quarter and reevaluate our requirements based upon current and expected results.

At August 31, 2003, 27,994,690 common shares were issued and outstanding, including 4,270,476 held in our treasury. We paid dividends of $9.0 million during the year ended August 31, 2003, as compared to $7.5 million in 2002. During the year ended August 31, 2003, we purchased 951,410 shares of our common stock at an average price of $15.36 per share. These shares were held in our treasury. During 2003, we received $6.2 million from the issuance of stock from our treasury under our stock incentive and purchase plans, as compared to $30.2 million received from these transactions in 2002.

During the year ended August 31, 2003, we used our excess cash and cash equivalents, sold accounts receivable and entered into short-term trade financing arrangements to help meet our operating cash requirements, purchase property, plant and equipment and acquire our common stock for the treasury. No amounts were outstanding under our commercial paper program at August 31, 2003 or 2002. We have no significant amounts due on our long-term debt until July 2005.

We believe that we have sufficient liquidity for fiscal 2004.

Contractual Obligations

The following table represents our contractual obligations as of August 31, 2003 (dollars in thousands):

                                                                        Payments Due Within*
                                            ----------------------------------------------------------------
                                              Total         1 Year   2-3 Years     4-5 Years   After 5 Years
                                            --------       --------  ---------     ---------   -------------
Contractual Obligations:
Long-term debt(1)                           $255,637       $    640  $ 104,884      $ 50,041    $100,072
Operating leases(2)                           40,670          9,318     14,068         8,386       8,898
Unconditional purchase obligations(3)        186,100         79,831     68,911        13,493      23,865
                                            --------       --------  ---------      --------    --------
Total contractual cash obligations          $482,407       $ 89,789  $ 187,863      $ 71,920    $132,835

*We have not discounted the cash obligations in this table.

(1) Total amounts are included in the August 31, 2003 consolidated balance sheet. See Note 4, Credit Arrangements, and Note 15, Subsequent Event, to the consolidated financial statements.

(2) Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in effect as of August 31, 2003. See Note 9, Commitments and Contingencies, to the consolidated financial statements.

(3) About 68% of these purchase obligations are for inventory items to be sold in the ordinary course of business; most of the remainder are for freight and supplies associated with normal revenue-producing activities.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our customers or suppliers request. At August 31, 2003, we had committed $20.6 million under these arrangements. All commitments expire within one year.

At the request of a customer and its surety bond issuer, we have agreed to indemnify the surety against all costs the surety may incur should our customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. We are the customer's primary supplier of steel, and steel is a substantial portion of our customer's cost to perform the contracts. We believe we have adequate controls to monitor the customer's performance under the contracts including payment for the steel we supply. As of August 31, 2003, the surety had issued bonds in the total amount (without reduction for work performed to that date) of $11.9 million which are subject to our guaranty obligation under the indemnity agreement.

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

CONSTRUCTION CONTRACT DISPUTES See Note 9, Commitments and Contingencies, to the consolidated financial statements.

ENVIRONMENTAL AND OTHER MATTERS

GENERAL We are subject to federal, state and local pollution control laws and regulations. We anticipate that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.

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

SOLID AND HAZARDOUS WASTE We currently own or lease, and in the past owned or leased, properties that have been used in our operations. Although we used operating and disposal practices that were standard in the industry at the time, wastes may have been disposed or released on or under the properties or on or under locations where such wastes have been taken for disposal. We are currently involved in the investigation and remediation of several such properties. State and federal laws applicable to wastes and contaminated properties have gradually become stricter over time. Under new laws, we could be required to remediate properties impacted by previously disposed wastes. We have been named as a potentially responsible party at a number of contaminated sites.

We generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state and/or local statutes where we operate. These statutes, regulations and laws may have limited disposal options for certain wastes.

SUPERFUND The U.S. Environmental Protection Agency, or EPA, or an equivalent state agency notified us that we are considered a potentially responsible party, or PRP, at fourteen sites, none owned by us. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, or a similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

CLEAN WATER ACT The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes into waters of the United States, a term broadly defined. These controls have become more stringent over time and it is probable that additional restrictions will be imposed in the future. Permits must generally be obtained to discharge pollutants into federal waters; comparable permits may be required at the state level. The CWA and many state agencies provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge, we may be liable for penalties and costs.

CLEAN AIR ACT Our operations are subject to regulations at the federal, state and local level for the control of emissions from sources of air pollution. New and modified sources of air pollutants are often required to obtain permits prior to commencing construction, modification and/or operations. Major sources of air pollutants are subject to more stringent requirements, including the potential need for additional permits and to increased scrutiny in the context of enforcement. The EPA has been implementing its stationary emission control program through expanded enforcement of the New Source Review Program. Under this program, new or modified sources are required to construct what is referred to as the Best Available Control Technology. Additionally, the EPA is implementing new, more stringent standards for ozone and fine particulate matter. The EPA recently has promulgated new national emission stands for hazardous air pollutants for steel mills which will require all major sources in this category to meet the standards by reflecting application of maximum achievable control technology. Compliance with the new standards could require additional expenditures.

In fiscal 2003, we incurred environmental expense of $11.8 million. This expense included the cost of environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. Approximately $4.2 million of our capital expenditures for 2003 related to costs directly associated with environmental compliance. At August 31, 2003, $2.9 million was accrued for environmental liabilities of which $1.3 million is classified as other long-term liabilities.

Dividends

We have paid quarterly cash dividends in each of the past 40 consecutive years. We paid dividends in 2003 at the rate of 8 cents per share each quarter.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK

Market Risk

APPROACH TO MINIMIZING MARKET RISK See Note 5, Financial Instruments, Market and Credit Risk, for disclosure regarding our approach to minimizing market risk. Also, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements. The following types of derivative instruments were outstanding at August 31, 2003, in accordance with our risk management program.

CURRENCY EXCHANGE FORWARDS We enter into currency exchange forward contracts as economic hedges of international trade commitments denominated in currencies other than the United States dollar, or, if the transaction involves our Australian or European subsidiaries, their local currency. No single foreign currency poses a primary risk to us. Fluctuations that cause temporary disruptions in one market segment tend to open opportunities in other segments.

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

INTEREST RATE SWAPS See Note 4, Credit Arrangements, regarding our strategy for managing the fluctuations in interest rates on our long-term debt.

The following table provides certain information regarding the foreign exchange and commodity financial instruments discussed above.

FOREIGN CURRENCY EXCHANGE CONTRACT COMMITMENTS AS OF AUGUST 31, 2003:

                                                                U.S. $
    Amount                                    Range of         Equivalent
(in thousands)          Currency            Hedge Rates      (in thousands)
--------------          --------            -----------      --------------
    16,780                        Euro    $  1.123-1.003       $ 18,457
   584,447                Japanese yen     0.0080-0.0075          4,872
    10,547               British pound     1.6692-1.5630         16,755
   114,192           Australian dollar     0.6757-0.5484         73,563
       133          New Zealand dollar            0.5330             76
    80,142                Polish zloty     0.2506-0.2485         20,000
-----------------------------------------------------------------------
                                                                133,723
Revaluation as of August 31, 2003, at quoted market             133,724
-----------------------------------------------------------------------
Unrealized loss                                                $     (1)

- Substantially all foreign currency exchange contracts mature within one year.

- Hedge rates reflect foreign currency conversion to U.S. dollar.

AS OF AUGUST 31, 2002 (IN THOUSANDS):
Revaluation at quoted market                                  $ 98,619
Unrealized gain                                               $    253

METAL COMMODITY CONTRACT COMMITMENTS AS OF AUGUST 31, 2003:


                                                                                  Range or          Total Contract
                                                                                 Amount of             Value at
                                  Long/    # of    Standard       Total         Hedge Rates           Inception
Terminal Exchange       Metal     Short    Lots    Lot Size       Weight           Per MT           (in thousands)
-----------------       -----     -----    ----    --------       ------           ------           --------------
London Metal

Exchange (LME)          Copper     Long    125         25 MT       3,125 MT  $ 1,476.00-1,777.00         $   206
                        Copper    Short     25         25 MT         625 MT             1,778.00              44
                        Nickel    Short    167          6 MT       1,002 MT    8,735.00-9,595.00           2,620
                      Aluminum     Long    452         25 MT      11,300 MT    1,301.50-1,449.00           3,162
                      Aluminum    Short  4,500         25 MT     112,500 MT    1,346.00-1,424.75           6,420

New York Mercantile                                                                  Per 100/wt.
Exchange                Copper     Long    193   25,000 lbs.    4.8 MM lbs.          69.55-81.90           3,832
Commodities Division
(Comex)                 Copper    Short     73   25,000 lbs.    1.8 MM lbs.          78.95-81.85           1,411
                                                                                                          17,695
Revaluation as of August 31, 2003, at quoted market                                                       17,537
----------------------------------------------------------------------------------------------------------------
Unrealized gain                                                                                          $   158

- Seven lots mature after one year

- MT = Metric Tons

- MM = Millions

AS OF AUGUST 31, 2002 (IN THOUSANDS):
Revaluation at quoted market                                                                             $16,502
Unrealized loss                                                                                          $   161

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Commercial Metals Company and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

                                                        Year ended August 31,
                                                 ------------------------------------
(in thousands, except share data)                  2003         2002          2001
---------------------------------                --------     --------     ----------
Net sales                                        $2,875,885   $2,479,941   $2,470,133
Costs and expenses:
  Cost of goods sold                              2,586,845    2,162,527    2,172,813
  Selling, general and administrative expenses      231,037      220,883      212,428
  Employees' retirement plans                        12,271       14,685       10,611
  Interest expense                                   15,338       18,708       27,608
  Litigation accrual                                     --           --        8,258
                                                 ----------   ----------   ----------
                                                  2,845,491    2,416,803    2,431,718
                                                 ----------   ----------   ----------
Earnings before income taxes                         30,394       63,138       38,415

Income taxes                                         11,490       22,613       14,643
                                                 ----------   ----------   ----------
Net earnings                                     $   18,904   $   40,525   $   23,772
                                                 ==========   ==========   ==========
Basic earnings per share                         $     0.67   $     1.48   $     0.91
                                                 ==========   ==========   ==========
Diluted earnings per share                       $     0.66   $     1.43   $     0.90
                                                 ==========   ==========   ==========

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                  August 31,
                                                          --------------------------
(in thousands, except share data)                            2003            2002
------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                               $    75,058    $   124,397
  Accounts receivable (less allowance for collection
     losses of $9,275 and $8,877)                             397,490        350,885
  Inventories                                                 310,816        268,040
  Other                                                        61,053         50,930
------------------------------------------------------------------------------------
     Total current assets                                     844,417        794,252

Property, plant and equipment:
  Land                                                         34,617         29,099
  Buildings                                                   127,780        119,592
  Equipment                                                   747,207        727,650
  Leasehold improvements                                       38,117         34,637
  Construction in process                                      15,503         10,801
------------------------------------------------------------------------------------
                                                              963,224        921,779

  Less accumulated depreciation and amortization             (588,842)      (543,624)
------------------------------------------------------------------------------------
                                                              374,382        378,155

Other assets                                                   56,607         57,669
------------------------------------------------------------------------------------
                                                          $ 1,275,406    $ 1,230,076
                                                          ==========================

                                 See notes to consolidated financial statements.

                                                                          August 31,
                                                                  ---------------------------
(in thousands, except share data)                                     2003           2002
---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term trade financing arrangement                          $     15,000   $         --
  Accounts payable                                                     300,662        275,232
  Accrued expenses and other payables                                  126,971        133,608
  Income taxes payable                                                   1,718          5,676
  Current maturities of long-term debt                                     640            631
---------------------------------------------------------------------------------------------
     Total current liabilities                                         444,991        415,147


Deferred income taxes                                                   44,419         32,813
Other long-term liabilities                                             24,066         24,841
Long-term debt                                                         254,997        255,969
Commitments and contingencies
Stockholders' equity:
  Capital stock:
     Preferred stock                                                        --             --
     Common stock, par value $5.00 per share:
     authorized 40,000,000 shares; issued 32,265,166 shares;
     outstanding 27,994,690 and 28,518,453 shares                      161,326        161,326
  Additional paid-in capital                                               863            170
  Accumulated other comprehensive income (loss)                          2,368         (1,458)
  Retained earnings                                                    401,869        392,004
---------------------------------------------------------------------------------------------
                                                                       566,426        552,042

  Less treasury stock 4,270,476 and 3,746,713 shares at cost           (59,493)       (50,736)
---------------------------------------------------------------------------------------------
                                                                       506,933        501,306
                                                                  ---------------------------
                                                                  $  1,275,406   $  1,230,076
                                                                  ===========================

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                August 31,
                                                                  --------------------------------------
(in thousands)                                                       2003          2002          2001
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
     Net earnings                                                 $   18,904    $   40,525    $   23,772
     Adjustments to earnings not requiring cash:
       Depreciation and amortization                                  61,203        61,579        67,272
       Provision for losses on receivables                             5,162         3,985         4,371
       Deferred income taxes                                          11,605         2,408          (726)
       Tax benefits from stock plans                                     330         4,467           404
       Gain on sale of SMI-Owen                                           --        (5,234)           --
       Other                                                            (256)         (307)         (148)

     Changes in operating assets and liabilities, net of effect of acquisitions and sale of SMI-Owen:
         Decrease (increase) in accounts receivable                  (71,938)      (48,690)       (8,276)
         Funding from accounts receivable sold                        18,662            --        58,498
         Decrease (increase) in inventories                          (40,676)      (37,206)       46,508
         Decrease (increase) in other assets                          (1,028)          912         5,837
         Increase (decrease) in accounts payable, accrued
         expenses, other payables and income taxes                    14,594        66,927        (2,389)
         Increase (decrease) in other long-term liabilities           (1,275)        7,231        (2,431)
--------------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities                              15,287        96,597       192,692

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                      (49,792)      (47,223)      (53,022)
     Acquisition of Coil Steels Group, net of cash received               --        (6,834)           --
     Acquisition of fabrication businesses                           (13,416)           --            --
     Sale of assets of SMI-Owen                                           --        19,705            --
     Sales of property, plant and equipment                            1,388         3,496         2,866
--------------------------------------------------------------------------------------------------------
Net Cash Used By Investing Activities                                (61,820)      (30,856)      (50,156)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
     Short-term trade financing arrangement                           15,000            --            --
     Short-term borrowings, net change                                    --        (9,981)      (88,673)
     Payments on long-term debt                                         (373)      (10,101)       (8,786)
     Stock issued under incentive and purchase plans                   6,216        30,238         4,383
     Treasury stock acquired                                         (14,610)           --        (6,716)
     Dividends paid                                                   (9,039)       (7,521)       (6,780)
--------------------------------------------------------------------------------------------------------
Net Cash From (Used By) Financing Activities                          (2,806)        2,635      (106,572)
--------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                     (49,339)       68,376        35,964

Cash and Cash Equivalents at Beginning of Year                       124,397        56,021        20,057
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                          $   75,058    $  124,397    $   56,021
========================================================================================================

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Common Stock
                                           ------------------------
                                                                                    Accumulated
                                                                      Additional       Other
                                           Number of                   Paid-In     Comprehensive   Retained
(in thousands, except share data)            Shares       Amount       Capital     Income (Loss)   Earnings
-----------------------------------------------------------------------------------------------------------
Balance, September 1, 2000                 16,132,583   $    80,663    $ 14,231      $ (1,591)     $405,317
   Comprehensive income:
      Net earnings                                                                                   23,772
      Other comprehensive loss-
         Unrealized loss on derivatives,
            net of taxes of $7                                                            (14)
         Foreign currency translation
            adjustment                                                                   (356)

   Comprehensive income
   Cash dividends                                                                                    (6,780)
   Treasury stock acquired
   Stock issued under incentive
      and purchase plans                                                   (301)
-----------------------------------------------------------------------------------------------------------
Balance, August 31, 2001                   16,132,583        80,663      13,930        (1,961)      422,309
===========================================================================================================
   Comprehensive income:
      Net earnings                                                                                   40,525
      Other comprehensive income (loss)-
         Foreign currency translation
            adjustment                                                                    513
         Unrealized loss on derivatives,
            net of taxes of $(5)                                                          (10)

   Comprehensive income
   Cash dividends                                                                                    (7,521)
   2-for-1 stock split                     16,132,583        80,663     (17,354)                    (63,309)
   Stock issued under incentive
      and purchase plans                                                   (873)
   Tax benefits from stock plans                                          4,467
-----------------------------------------------------------------------------------------------------------
Balance, August 31, 2002                   32,265,166       161,326         170        (1,458)      392,004
===========================================================================================================
   Comprehensive income:
      Net earnings                                                                                   18,904
      Other comprehensive income (loss)-
         Foreign currency translation
            adjustment                                                                  3,855
         Unrealized loss on derivatives,
            net of taxes of $(16)                                                         (29)

   Comprehensive income
   Cash dividends                                                                                    (9,039)
   Treasury stock acquired
   Stock issued under incentive
      and purchase plans                                                    363
   Tax benefits from stock plans                                            330
-----------------------------------------------------------------------------------------------------------
Balance, August 31, 2003                   32,265,166   $   161,326    $    863      $  2,368      $401,869
===========================================================================================================

                                                      Treasury Stock
                                            ---------------------------------
                                            Number of
(in thousands, except share data)            Shares       Amount      Total
-----------------------------------------------------------------------------
Balance, September 1, 2000                 (2,959,908)   $(79,815)   $418,805
   Comprehensive income:
      Net earnings                                                     23,772
      Other comprehensive loss-
         Unrealized loss on derivatives,
            net of taxes of $7                                            (14)
         Foreign currency translation
            adjustment                                                   (356)
                                                                     --------
   Comprehensive income                                                23,402
   Cash dividends                                                      (6,780)
   Treasury stock acquired                   (271,500)     (6,716)     (6,716)
   Stock issued under incentive
      and purchase plans                      177,419       4,684       4,383
-----------------------------------------------------------------------------
Balance, August 31, 2001                   (3,053,989)    (81,847)    433,094
=============================================================================
   Comprehensive income:
      Net earnings                                                     40,525
      Other comprehensive income (loss)-
         Foreign currency translation
            adjustment                                                    513
         Unrealized loss on derivatives,
            net of taxes of $(5)                                          (10)
                                                                     --------
   Comprehensive income                                                41,028
   Cash dividends                                                      (7,521)
   2-for-1 stock split                     (3,053,989)
   Stock issued under incentive
      and purchase plans                    2,361,265      31,111      30,238
   Tax benefits from stock plans                                        4,467
-----------------------------------------------------------------------------
Balance, August 31, 2002                   (3,746,713)    (50,736)    501,306
=============================================================================
   Comprehensive income:
      Net earnings                                                     18,904
      Other comprehensive income (loss)-
         Foreign currency translation
            adjustment                                                  3,855
         Unrealized loss on derivatives,
            net of taxes of $(16)                                         (29)
                                                                     --------
   Comprehensive income                                                22,730
   Cash dividends                                                      (9,039)
   Treasury stock acquired                   (951,410)    (14,610)    (14,610)
   Stock issued under incentive
      and purchase plans                      427,647       5,853       6,216
   Tax benefits from stock plans                                          330
-----------------------------------------------------------------------------
Balance, August 31, 2003                   (4,270,476)   $(59,493)   $506,933
=============================================================================

                                 See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS The Company manufactures, recycles and markets steel and metal products and related materials. Its manufacturing and recycling facilities and primary markets are located in the Sunbelt from the mid-Atlantic area through the West. Through its global marketing offices, the Company markets and distributes steel and nonferrous metal products and other industrial products worldwide. As more fully discussed in Note 13, the manufacturing segment is the most dominant in terms of capital assets and adjusted operating profit.

CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Investments in 20% to 50% owned affiliates are accounted for on the equity method. All investments under 20% are accounted for under the cost method.

REVENUE RECOGNITION Generally, sales are recognized when title passes to the customer. Some of the revenues related to the steel fabrication operations are recognized on the percentage of completion method. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs for certain projects will be further revised in the near-term.

CASH AND CASH EQUIVALENTS The Company considers temporary investments that are short term (generally with original maturities of three months or less) and highly liquid to be cash equivalents.

INVENTORIES Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out
(LIFO) method; cost of international and remaining inventories is determined by the first-in, first-out (FIFO) method.

Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance and production wages. Also, the costs of departments that support production including materials management and quality control, are allocated to inventory.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Provision for amortization of leasehold improvements is made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter. At August 31, 2003, the useful lives used for depreciation and amortization were as follows:

     Buildings                  7 to 40 years
     Equipment                  3 to 15 years
     Leasehold improvements     3 to 10 years

We evaluate the carrying value of property, plant and equipment whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If we determine that impairment exists, we reduce the net book values to fair values as warranted. Major maintenance is expensed as incurred.

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

The Black-Scholes option pricing model was used to calculate the pro forma stock-based compensation costs. The following assumptions were required as of August 31:

-----------------------------------------------------------------------------
                                         2003        2002          2001
-----------------------------------------------------------------------------
Risk-free interest rate                  3.05%       4.42%         4.84%
Expected life                            5.44 years  5.44 years    4.60 years
Expected volatility                      .257        .250          .232
Expected dividend yield                   1.8%        1.7%          1.7%

If the Company had used the Black-Scholes fair-value based method of accounting, net earnings and earnings per share would have been reduced to the pro forma amounts listed in the table below. For purposes of pro forma earnings disclosures, the assumed compensation expense is amortized over the options' vesting periods. The pro forma information includes options granted in preceding years.

(in thousands,
except per share data)                     2003          2002         2001
-----------------------------------------------------------------------------
Net earnings, as reported                $  18,904     $  40,525    $  23,772
Pro forma stock-based
     compensation cost                       1,875         1,637        1,195
                                         ------------------------------------
Net earnings, pro forma                  $  17,029     $  38,888    $  22,577
Net earnings per share, as reported
     Basic                               $    0.67     $    1.48    $    0.91
     Diluted                             $    0.66     $    1.43    $    0.90
Net earnings per share, pro forma
     Basic                               $    0.60     $    1.42    $    0.86
     Diluted                             $    0.60     $    1.37    $    0.86

The Black-Scholes weighted-average per share fair value of the options granted in 2003, 2002 and 2001 was $3.47, $4.52 and $2.77, respectively.

INCOME TAXES The Company and its U.S. subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in Note 6, Income Taxes. Benefits from tax credits are reflected currently in earnings. The Company provides for taxes on unremitted earnings of foreign subsidiaries.

FOREIGN CURRENCY The functional currency of the Company's international subsidiaries in Australia, the United Kingdom, and Germany is the local currency. Effective September 1, 2002, most of the Company's subsidiaries in Europe changed their functional currency to the Euro. This change did not materially impact the financial condition or results of operations of the Company. The remaining international subsidiaries' functional currency is the United States dollar. Translation adjustments are reported as a component of accumulated other comprehensive loss.

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

RECLASSIFICATIONS Certain reclassifications have been made in the 2002 and 2001 financial statements to conform to the classifications used in the current year.

RECENTLY ISSUED ACCOUNTING STANDARDS The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective September 1, 2002. Goodwill was no longer amortized after that date. Goodwill was $6.8 million at August 31, 2003 and 2002. The comparison of 2003 to the prior year period was as follows:

                                        Year ended August 31,
                             ------------------------------------------
      (in thousands)            2003            2002            2001
-----------------------------------------------------------------------
Reported net earnings        $   18,904      $   40,525      $   23,772
Add: goodwill amortization           --             684             682
-----------------------------------------------------------------------
Adjusted net earnings        $   18,904      $   41,209      $   24,454
-----------------------------------------------------------------------

The goodwill amortization was $0.02 per basic and diluted share for the year ended August 31, 2002, and $0.03 per basic and diluted share for the year ended August 31, 2001.

Effective September 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred by increasing the carrying amount of the related longlived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful lives of the assets. The Company has asset retirement obligations relating to landfills which were no longer in use at the date of adoption of SFAS No. 143. The Company had previously recorded environmental liabilities related to the capping, closure and monitoring costs required for these landfills. Therefore, the transition to SFAS No. 143 did not have a significant impact on the Company's net earnings and related per share amounts. At August 31, 2003 and 2002, the Company had recorded $1.5 million and $1.7 million, respectively, relating to the landfill obligations.

In September 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not significantly affect the Company's financial position, results of operations, or cash flows.

The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," for all such activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the results of operations or financial position or cash flows of the Company.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees on Indebtedness of Others," which applies to all guarantees issued or modified after December 31, 2002. The Company has not entered into or modified any significant guarantees since December 31, 2002, and therefore, no liability was recorded at August 31, 2003. The Company's existing guarantees at December 31, 2002 had been given at the request of a customer and its surety bond issuer. The Company has agreed to indemnify the surety against all costs that the surety may incur should the customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. As of August 31, 2003, the surety had issued bonds in the total amount (without reduction for the work performed to date) of $11.9 million, which are subject to the Company's guarantee obligation under the indemnity agreement. The fair value of these guarantees was not significant.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The consolidation requirement applies to entities established on or prior to January 31, 2003, in the first fiscal year or interim period ending after December 15, 2003. The Company does not expect FIN No. 46 to have an impact on its financial reporting.

NOTE 2. SALES OF ACCOUNTS RECEIVABLE

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

This Securitization Program is designed to enable receivables sold by the Company to CMCR to constitute true sales under U.S. Bankruptcy Laws, and the Company has received an opinion from counsel relating to the "true sale" nature of the program. As a result, these receivables are available to satisfy CMCR's own obligations to its third party creditors. The Company accounts for the Securitization Program in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The transfers meet all of the criteria for a sale under SFAS No. 140. At the time a Participation Interest in the pool of receivables is sold, the amount is removed from the consolidated balance sheet and the proceeds from the sale are reflected as cash provided by operating activities.

At August 31, 2003 and 2002, uncollected accounts receivable of $152 million and $146 million, respectively, had been sold to CMCR, and the Company's undivided interest in these receivables was subordinate to any interest owned by the Buyer. At August 31, 2003 and 2002, no Participation Interests in CMCR's accounts receivable pool were owned by the Buyer and, therefore, none were reflected as a reduction in accounts receivable on the Company's consolidated balance sheets.

Discounts (losses) on the sales of accounts receivable to the Buyer under this Program were $584 thousand, $793 thousand and $976 thousand for the years ended August 31, 2003, 2002 and 2001, respectively. These losses represented primarily the costs of funds and were included in selling, general and administrative expenses. The carrying amount of the Company's retained interest in the receivables approximated fair value due to the short-term nature of the collection period. The retained interest is determined reflecting 100% of any allowance for collection losses on the entire receivables pool. No other material assumptions are made in determining the fair value of the retained interest. The Company is responsible for servicing the entire pool of receivables. At August 31, 2003, the carrying amount of the Company's retained interest (representing the Company's interest in the receivable pool) was $152 million (100%) in the revolving pool of receivables of $152 million. The carrying amount of the Company's retained interest was $146 million (100%) in the revolving pool of receivables of $146 million at August 31, 2002.

In addition to the Securitization Program described above, the Company's international subsidiaries periodically sell accounts receivable. These arrangements also constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company's creditors in the event of bankruptcy. Uncollected accounts receivable that had been sold under these arrangements and removed from the consolidated balance sheets were $20.8 million and $2.1 million at August 31, 2003 and 2002, respectively.

NOTE 3. INVENTORIES

Before deduction of LIFO reserves of $17,403,000 and $8,074,000 at August 31, 2003 and 2002, respectively, inventories valued under the first-in, first-out method approximated replacement cost.

At August 31, 2003 and 2002, 64% and 72%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to the marketing and distribution business.

The majority of the Company's inventories are in the form of finished goods, with minimal work in process. Approximately $20.5 million and $16.5 million were in raw materials at August 31, 2003 and 2002, respectively.

NOTE 4. CREDIT ARRANGEMENTS

In August 2003, the Company increased its commercial paper program to permit maximum borrowings of up to $275 million, an increase from the prior year $174.5 million level. The Company's commercial paper capacity is reduced by outstanding standby letters of credit under the 2003 program which totalled $20.6 million at August 31, 2003.

It is the Company's policy to maintain contractual bank credit lines equal to 100% of the amount of all commercial paper outstanding. On August 8, 2003, the Company arranged an unsecured revolving credit agreement with a group of sixteen banks consisting of a three-year, $275 million facility. These agreements provide for borrowing in United States dollars indexed to LIBOR. Facility fees of 22.5 basis points per annum are payable on the multi-year credit lines. The revolving credit agreement includes various covenants. The most restrictive of these requires maintenance of an interest coverage ratio of greater than three times and a debt/capitalization ratio of 55% (as defined). No compensating balances are required. The Company was in compliance with these requirements at August 31, 2003.

At August 31, 2003 and 2002, no borrowings were outstanding under the commercial paper program or the related revolving credit agreements.

The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at bankers' acceptance rates or on a cost of funds basis. No compensating balances or commitment fees are required under these credit facilities. Amounts outstanding on these facilities relate to trade payables settled under Bankers Acceptances.

During August 2003, an international subsidiary of the Company entered into a $15 million short-term trade financing arrangement with a financial institution as a risk management technique relating to the subsidiary's purchase agreement with a Chinese supplier. Under the agreements, the Company advanced the $15 million to the supplier and will repay the bank only after the product is shipped in conformance with the specifications in the supply agreement. In the event of a default by the supplier, the Company's obligation to the bank would not exceed $1.5 million. The advance to the supplier was recorded in other current assets on the consolidated balance sheet.

Long-term debt and amounts due within one year are as follows, as of August 31:

(in thousands)                     2003         2002
------------------------------------------------------
7.20% notes due July 2005       $ 104,185    $ 104,775
6.75% notes due February 2009     100,000      100,000
6.80% notes due August 2007        50,000       50,000
Other                               1,452        1,825
------------------------------------------------------
                                  255,637      256,600
Less current maturities               640          631
------------------------------------------------------
                                $ 254,997    $ 255,969
======================================================

Interest on these notes is payable semiannually.

On April 9, 2002, the Company entered into two interest rate swaps to convert a portion of its fixed interest rate long-term debt commitment to a floating interest commitment. These arrangements adjust the Company's fixed to floating interest rate exposure as well as reduce overall financing costs. The swaps effectively convert interest on the $100 million debt due July 2005 from a fixed rate of 7.20% to a six month LIBOR (determined in arrears) plus 2.02%. The floating rate was 3.13% at July 15, 2003, the most recent reset date. The total fair value of both swaps, including accrued interest, was $4.6 million and $5.2 million at August 31, 2003 and 2002, respectively, and is recorded in other long-term assets, with a corresponding increase in the 7.20% long-term notes, representing the change in fair value of the hedged debt, net of accrued interest. These hedges were highly effective for the years ended August 31, 2003 and 2002.

The aggregate amounts of all long-term debt maturities for the five years following August 31, 2003 are (in thousands): 2004-$640; 2005-$104,819;
2006-$65; 2007-$50,028; 2008 and thereafter-$100,085.

Interest expense is comprised of the following:

                            Year ended August 31,
                       --------------------------------
(in thousands)           2003       2002        2001
-------------------------------------------------------
Long-term debt         $ 13,835  $  16,499    $  17,532
Commercial paper            189        145        7,076
Notes payable             1,314      2,064        3,000
-------------------------------------------------------
                       $ 15,338  $  18,708    $  27,608
=======================================================

Interest of $254,000, $447,000, and $1,111,000 was capitalized in the cost of property, plant and equipment constructed in 2003, 2002, and 2001, respectively. Interest of $14,393,000, $18,879,000, and $28,704,000 was paid in 2003, 2002, and 2001, respectively.

NOTE 5. FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK

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

Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments' carrying amounts are considered equivalent to fair value:

     - Cash and cash equivalents

     - Accounts receivable/payable

     - Short-term trade financing arrangement

The Company's long-term debt is predominantly publicly held. Fair value was determined by indicated market values.

                                      August 31,
                                 --------------------
(in thousands)                      2003      2002
-----------------------------------------------------
Long-Term Debt:
     Carrying amount             $ 255,637  $ 256,600
     Estimated fair value          278,497    259,656
=====================================================

The Company maintains both corporate and divisional credit departments. Credit limits are set for customers. Credit insurance is used for some of the Company's divisions. Letters of credit issued or confirmed by sound financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required.

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

During the year ended August 31, 2003, the Company acquired $1.5 million in property, plant and equipment in a noncash transaction after foreclosing on a delinquent note receivable from a customer.

The Company's worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices.
The objective of the Company's risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities' prices, and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. The Company designates as hedges for accounting purposes only those contracts which closely match the terms of the under lying transaction. These hedges resulted in substantially no ineffectiveness in the statements of earnings for the years ended

August 31, 2003, 2002 and 2001. Certain of the foreign currency and all of the commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges. The changes in fair value of these instruments resulted in a $328 thousand decrease, a $208 thousand decrease and a $452 thousand increase in cost of goods sold for the years ended August 31, 2003, 2002 and 2001, respectively. All of the instruments are highly liquid and none are entered into for speculative purposes.

At August 31, 2003 and 2002, derivative assets recorded in other current assets were $1.8 million and $1.6 million, respectively, and derivative liabilities of $1.7 million and $1.4 million, respectively, were recorded in other current liabilities.

See Note 4, Credit Arrangements, regarding the Company's interest rate hedges.

NOTE 6. INCOME TAXES

The provisions for income taxes include the following:

                               Year ended August 31,
                          --------------------------------
(in thousands)            2003          2002       2001
----------------------------------------------------------
Current:
     United States     $  (2,220)   $  18,173    $  13,498
     Foreign               1,848        1,532            8
     State and local         257          500        1,863
----------------------------------------------------------
                            (115)      20,205       15,369
Deferred                  11,605        2,408         (726)
----------------------------------------------------------
                       $  11,490    $  22,613    $  14,643
==========================================================

During 2002, the Company favorably resolved all issues for its federal income tax returns through 1999. Management reevaluated the tax accruals resulting in a net decrease of approximately $1,000,000 in 2002.

Taxes of $3,930,000, $11,016,000 and $8,691,000 were paid in 2003, 2002 and
2001, respectively.

Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The sources and deferred long-term tax liabilities (assets) associated with these differences are:

                                                      August 31,
                                                ----------------------
(in thousands)                                     2003        2002
----------------------------------------------------------------------
Tax on difference between tax
     and book depreciation                      $  41,657    $  38,457
U.S. taxes provided on foreign
     income and foreign taxes                      15,585       11,857
Net operating losses
     (less allowances of $1,703 and $780)            (837)        (561)
Alternative minimum tax credit                     (1,713)      (1,713)
Other accruals                                     (3,662)      (9,183)
Other                                              (6,611)      (6,044)
----------------------------------------------------------------------
Total                                           $  44,419    $  32,813
======================================================================

Current deferred tax assets of $4.4 million and $12.3 million at August 31, 2003 and 2002, respectively, were included in other assets on the consolidated balance sheets. These deferred taxes were largely due to different book and tax treatments of various allowances and accruals. No valuation allowances were required at August 31, 2003 or 2002 for the current deferred tax assets.

The Company uses substantially the same depreciable lives for tax and book purposes. Changes in deferred taxes relating to depreciation are mainly attributable to differences in the basis of underlying assets recorded under the purchase method of accounting. As noted above, the Company provides United States taxes on unremitted foreign earnings. Net operating losses consist of $150 million of state net operating losses that expire during the tax years ending from 2006 to 2023. These assets will be reduced as tax expense is recognized in future periods. The $1.7 million alternative minimum tax credit is available indefinitely. The FSC Repeal and Extraterritorial Income Exclusion Act of 2000 replaced the Foreign Sales Corporation (FSC) tax benefits with the "extraterritorial income" exemption (ETI) for fiscal year 2002 and the years thereafter. The ETI exclusion maintains the same level of tax benefit for current FSC users.

The Company's effective tax rates were 37.8% for 2003, 35.8% for 2002, and 38.1% for 2001. Reconciliations of the United States statutory rates to the effective rates are as follows:

                           Year ended August 31,
                          -----------------------
                          2003     2002      2001
-------------------------------------------------
Statutory rate            35.0%    35.0%     35.0%
State and local taxes       .6      1.0       3.1
ETI                        (.9)    (1.2)     (1.1)
Other                      3.1      1.0       1.1
-------------------------------------------------
Effective tax rate        37.8%    35.8%     38.1%
=================================================

NOTE 7. CAPITAL STOCK

On May 20, 2002, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on its common stock. This stock split was effective June 28, 2002, to shareholders of record on June 7, 2002. On June 28, 2002 the Company issued 16,132,583 additional shares of common stock and transferred $17,354,000 from paid-in capital and $63,309,000 from retained earnings to common stock. All applicable share and per share amounts in the accompanying consolidated financial statements have been restated to reflect this stock split. Following the stock split, the Company also instituted a quarterly cash dividend of eight cents per share on the increased number of shares.

STOCK PURCHASE PLAN Almost all U.S. resident employees with a year of service at the beginning of each calendar year may participate in the Company's employee stock purchase plan. The Directors annually establish the purchase discount from the market price. The discount was 25% for each of the three years ended August 31, 2003, 2002 and 2001. In January 2003, the Company's stockholders approved an amendment to the plan that increased by 1,000,000 the maximum number of shares that may be eligible for issuance and increased the maximum number of shares that an eligible employee may purchase annually from 200 to 400 shares. Yearly activity of the stock purchase plan was as follows:

                            2003        2002         2001
-----------------------------------------------------------
Shares subscribed           289,210     282,780     347,640
     Price per share     $    12.35  $    12.48    $   9.48
Shares purchased            223,880     257,860      74,480
     Price per share     $    12.48  $     9.48    $  11.74
Shares available          1,141,946

The Company recorded compensation expense for this plan of $932,000, $815,000 and $291,000 in 2003, 2002 and 2001, respectively.

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

The 1996 Long-Term Incentive Plan (1996 Plan) was approved in December 1996. Under the 1996 Plan, stock options, stock appreciation rights, and restricted stock may be awarded to employees. The option price for both the stock options and the stock rights will not be less than the fair market value of the Company's stock at the date of grant. The outstanding awards under the 1996 Plan vest 50% after one year and 50% after two years from date of grant and will expire seven years after grant. The terms of the 1996 Plan resulted in additional authorized shares of 62,806 in 2003, 1,073,782 in 2002, and 67,270 in 2001. In addition, the Company's shareholders authorized an additional 1,000,000 shares during 2002.

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

Combined information for shares subject to options for the three plans is as follows:

                                              Weighted
                                              Average      Price
                                              Exercise     Range
                                   Number      Price     Per Share
--------------------------------------------------------------------
September 1, 2000
     Outstanding                  4,350,860    $13.47   $ 6.31-15.97
     Exercisable                  3,559,810     13.06     6.31-15.44
     Granted                        803,672     11.71    10.95-13.23
     Exercised                     (320,422)    10.70     6.31-15.44
     Forfeited                      (99,932)    13.82    10.99-15.97
     Increase authorized             67,270
--------------------------------------------------------------------
August 31, 2001
     Outstanding                  4,734,178    $13.36   $ 9.21-15.97
     Exercisable                  3,608,052     13.47     9.21-15.97
     Granted                        805,380     17.28    17.17-21.42
     Exercised                   (2,212,903)    13.13     9.21-15.97
     Forfeited                      (80,920)    14.00    11.76-17.17
     Increase authorized          2,073,782
--------------------------------------------------------------------
August 31, 2002
     Outstanding                  3,245,735    $14.46   $10.10-21.42
     Exercisable                  2,111,744     13.94    10.10-18.05
     Granted                        847,430     14.56    14.54-15.10
     Exercised                     (211,618)    12.39    13.32-19.24
     Forfeited                      (36,629)    14.66    10.10-17.17
     Increase authorized             62,806
--------------------------------------------------------------------
August 31, 2003
     Outstanding                  3,844,918    $14.60   $10.97-21.42
     Exercisable                  2,655,803     14.24    10.97-21.42
     Available for grant          1,189,924
--------------------------------------------------------------------

Share information for options at August 31, 2003:

               Outstanding                               Exercisable
--------------------------------------------------------------------------------
                                 Weighted
                                 Average
                                 Remain-     Weighted                  Weighted
 Range of                       ing Con-      Average                   Average
 Exercise            Number     tractual      Exercise      Number     Exercise
   Price          Outstanding   Life (Yrs)     Price     Outstanding    Price
--------------------------------------------------------------------------------
$10.97-12.25         692,746       3.7       $   11.81      692,746    $   11.81
 13.13-15.10       1,954,972       3.7           14.32    1,134,222        14.16
 15.44-21.42       1,197,200       4.6           16.65      828,835        16.39
================================================================================
$10.97-21.42       3,844,918       4.0       $   14.60    2,655,803    $   14.24

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

NOTE 8. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by defined contribution profit sharing and savings plans. These tax qualified plans are maintained and contributions made in accordance with ERISA. The Company also provides certain eligible executives benefits pursuant to a non-qualified benefit restoration plan (BRP Plan) equal to amounts that would have been available under the tax qualified ERISA plans, but are not available due to limitations of ERISA, tax laws and regulations. Company contributions, which are discretionary, to all plans were $12,271,000, $14,685,000, and $10,611,000, for 2003, 2002 and 2001,
respectively.

The deferred compensation liability under the BRP Plan was $18.6 million and $14.4 million at August 31, 2003 and 2002, respectively, and recorded in other long-term liabilities. Though under no obligation to fund the plan, the Company has segregated mutual fund assets in a trust whose current value at August 31, 2003 and 2002 was $14.6 million and $13.2 million, respectively, and recorded in other long-term assets.

The Company has no significant postretirement obligations. The Company's historical costs for postemployment benefits have not been significant and are not expected to be in the future.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Minimum lease commitments payable by the Company and its consolidated subsidiaries for non-cancelable operating leases in effect at August 31, 2003, are as follows for the fiscal periods specified:

                                                Real
(in thousands)                   Equipment     Estate
------------------------------------------------------
2004                             $   4,000    $  5,318

2005                                 3,188       4,689

2006                                 2,290       3,901

2007                                 1,737       3,328

2008 and thereafter                  2,483       9,736
------------------------------------------------------
                                 $  13,698    $ 26,972
======================================================

Total rental expense was $13,428,000, $11,774,000 and $11,483,000 in 2003, 2002
and 2001, respectively.

CONSTRUCTION CONTRACT DISPUTES During 2001, the Company increased its litigation accrual (included in accrued expenses and other payables) by $8.3 million due to an adverse judgment from a trial. At August 31, 2002, $9.6 million was accrued (including interest). The judgment was upheld on appeal and paid in 2003.

In another matter, a subsidiary of the Company, SMI-Owen Steel Company, Inc. (SMI-Owen) entered into a fixed price contract with the design/builder general contractor (D/B) to furnish, erect and install structural steel and certain other materials along with related design and engineering work for the construction of a large hotel and casino complex. In connection with the contract, the D/B secured insurance under a subcontractor/vendor default protection policy which named the Company as an insured in lieu of performance and payment bonds. The Company made a claim against the insurance company for expenses incurred from the default of a large subcontractor. During 2002, the Company and the insurance company settled related litigation filed by the Company, and the Company recovered $15 million which included recovery of a $6.6 million claim receivable, receipt of an additional amount ($7.4 million), the release of the balance of $1 million of previously escrowed funds and, subject to certain contingencies, reimbursement of an additional amount (up to $3 million). The $7.4 million in excess of the claim receivable and escrow amount released was recorded as deferred insurance proceeds (in other long-term liabilities at August 31, 2002) pending final resolution of the Company's disputes with the D/B. At August 31, 2002 and 2001, the Company maintained contract receivables of $7.2 million from the D/B. Such amounts are included within other assets on the accompanying balance sheets. During 2003, SMI-Owen settled, contingent upon completion and approval by the Bankruptcy Court which has jurisdiction over one of the parties, all disputes between SMI-Owen, the D/B and the owner of the Project. SMI-Owen will pay $1.25 million of the $3.5 million settlement payment with $2.25 million to be paid by the insurance company. Final resolution of this dispute will resolve all material claims asserted against SMI-Owen arising from the Project. The Company reduced its accrual for the deferred insurance proceeds by $937,000 at August 31, 2003 to reflect this settlement. The settlement agreement provides that SMI-Owen reserves all rights with regards to pending litigation against an insurance broker for insurance benefits not received by SMI-Owen due to the broker's acts, errors, omissions and other conduct related to the insurance program for the Project.

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

                                                   August 31,
                                      ------------------------------------
                                         2003         2002         2001
--------------------------------------------------------------------------
Shares outstanding
   for basic
   earnings per share                 28,202,979   27,377,083   26,059,122
Effect of dilutive securities:
   Stock options/
   purchase plans                        402,616      898,208      261,866
--------------------------------------------------------------------------
Shares outstanding for
   diluted earnings
   per share                          28,605,595   28,275,291   26,320,988
==========================================================================

At August 31, 2003, the Company had authorization to purchase 1,116,152 of its common shares.

NOTE 11. ACCRUED EXPENSES AND OTHER PAYABLES

                                             August 31,
                                      -----------------------
(in thousands)                           2003         2002
-------------------------------------------------------------
Salaries, wages and commissions       $   37,698   $   31,544
Insurance                                 13,562       12,987
Employees' retirement plans               11,325       15,086
Advance billings on contracts             10,787        7,855
Taxes other than income taxes              8,699        9,470
Freight                                    8,228        5,980
Litigation accruals                        6,650       16,416
Interest                                   1,833        1,901
Other                                     28,189       32,369
-------------------------------------------------------------
                                      $  126,971   $  133,608
=============================================================

NOTE 12. ACQUISITIONS

In January 2003, the Company acquired substantially all of the operating assets of E.L. Wills, Inc., a rebar fabrication company located in Fresno, California, specializing in commercial and industrial construction throughout the states of California and Nevada for $4.2 million cash.

In May, 2003, the Company acquired substantially all of the operating assets of the Denver, Colorado location of Symons Corporation for $5.6 million cash. This acquisition expands the Company's concrete form and construction-related product sales in the western part of the United States.

Effective August 31, 2003, the Company acquired substantially all of the operating assets of Dunn Del Re Steel, Inc., a rebar fabrication company located in Chandler, Arizona for $3.6 million cash and the assumption of a $625 thousand note payable. Its primary market is Arizona, extending also to Utah, New Mexico, California and Nevada. The purchase price allocation for Dun Del Re Steel has been prepared on a preliminary basis, and reasonable changes may be made following valuation by business appraisers of the intangible assets.

Operations of the acquired entities are reflected in the consolidated statement of earnings from the date of their respective acquisitions. The pro forma impact on operations, as of the beginning of 2003, of these acquisitions would not have been materially different from the actual results.

The following is a summary of the allocation of purchase price for these acquisitions as of the date the assets were acquired (in thousands):

                                         E.L.                      Dunn
                                        Wills        Symons       Del Re       Total
---------------------------------------------------------------------------------------
Inventory                             $    1,227   $      173   $      575   $    1,975

Property, plant
   and equipment                           2,215           55        2,435        4,705

Rental equipment                              --        4,400           --        4,400

Identifiable intangible
   assets                                    705        1,000        1,220        2,925

Note payable                                  --           --         (625)        (625)

Other                                         52           --          (16)          36
---------------------------------------------------------------------------------------
Total                                 $    4,199   $    5,628   $    3,589   $   13,416
=======================================================================================

Rental equipment and intangible assets are included in long-term other assets on the August 31, 2003 consolidated balance sheet. The intangible assets acquired include trade names, customer lists and backlogs, all of which have finite lives and are being amortized. The estimated annual amortization of intangibles is not expected to be material.

In July 2003, the Company's subsidiary, Commercial Metals (International) AG, entered into a purchase agreement to buy 71.1% of the outstanding shares of Huta Zawiercie, S.A. in Zawiercie, Poland for approximately $50 million in cash and $32 million assumed long-term debt. Huta Zawiercie operates a steel minimill similar to those operated by the Company's steel group. Its annual capacity is about 1 million tons consisting mainly of rebar and wire rod products. This transaction is expected to be completed by December 15, 2003.

NOTE 13. BUSINESS SEGMENTS

The Company's reportable segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.

The Company has three reportable segments consisting of manufacturing, recycling, and marketing and distribution. Manufacturing consists of the CMC steel group's minimills, steel and joist fabrication operations, fence post manufacturing plants, heat treating, railcar rebuilding and construction-related products, as well as Howell Metal Company's copper tube manufacturing facility. The manufacturing segment's business operates primarily in the southern and western United States. Recycling consists of the Secondary Metals Processing Division's scrap processing and sales operations primarily in Texas, Florida and the southern United States. Marketing and distribution includes both domestic and international operations for the sales, distribution and processing of both ferrous and nonferrous metals and other industrial products. The segment's activities consist only of physical transactions and not speculation.

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

The following presents information regarding the Company's domestic operations and operations outside of the United States:

                            External Net Sales for the
                              Year ended August 31,
                       ------------------------------------
(in thousands)            2003         2002         2001
-----------------------------------------------------------
United States          $1,689,645   $1,708,863   $1,714,898

Non United States       1,186,240      771,078      755,235
-----------------------------------------------------------
Total                  $2,875,885   $2,479,941   $2,470,133
===========================================================

                               Long-Lived Assets
                                as of August 31,
                       ------------------------------------
(in thousands)            2003         2002         2001
-----------------------------------------------------------
United States          $  409,298   $  421,332   $  449,121

Non United States          21,691       14,492        9,812
-----------------------------------------------------------
Total                  $  430,989   $  435,824   $  458,933
===========================================================

Summarized data for the Company's international operations located outside of the United States (principally in Europe, Australia and the Far East) are as follows:

                                         Year ended August 31,
                                 ------------------------------------
(in thousands)                      2003         2002         2001
---------------------------------------------------------------------
Net sales - unaffiliated
customers                        $  626,257   $  378,745   $  266,609
---------------------------------------------------------------------
Total assets                        186,322      124,870       83,743
---------------------------------------------------------------------

The following is a summary of certain financial information by reportable segment:

                                                                                                Adjustments
                                                                    Marketing                       and
2003 (dollars in thousands)          Manufacturing   Recycling   and Distribution   Corporate   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------
Net sales - unaffiliated customers   $   1,336,095   $ 409,554   $      1,129,777   $     459   $         --   $  2,875,885

Intersegment sales                           3,420      31,890             19,920          --        (55,230)            --
---------------------------------------------------------------------------------------------------------------------------
  Net sales                              1,339,515     441,444          1,149,697         459        (55,230)     2,875,885
===========================================================================================================================
Adjusted operating profit (loss)            20,365      15,206             21,784     (11,039)            --         46,316
===========================================================================================================================
Interest expense*                            3,376         844              1,214      10,158           (254)        15,338
===========================================================================================================================
Capital expenditures                        43,452       5,765              3,560       2,428             --         55,205
===========================================================================================================================
Depreciation and amortization               50,227       7,936              2,134         906             --         61,203
===========================================================================================================================
Total assets                               738,944     106,749            342,752      86,961             --      1,275,406
===========================================================================================================================

2002 (dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
Net sales - unaffiliated customers   $   1,362,308   $ 354,387   $        762,584   $     662   $         --   $  2,479,941

Intersegment sales                           3,587      23,667             14,428          --        (41,682)            --
---------------------------------------------------------------------------------------------------------------------------
  Net sales                              1,365,895     378,054            777,012         662        (41,682)     2,479,941
===========================================================================================================================
Adjusted operating profit (loss)            71,447       5,098             14,196      (8,102)            --         82,639
===========================================================================================================================
Interest expense*                            3,949       1,011              1,050      13,145           (447)        18,708
===========================================================================================================================
Capital expenditures                        39,046       4,723              9,323         965             --         54,057
===========================================================================================================================
Depreciation and amortization               49,538       9,650              1,609         782             --         61,579
===========================================================================================================================
Total assets                               720,450      98,847            262,111     148,668             --      1,230,076
===========================================================================================================================

2001 (dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
Net sales - unaffiliated customers   $   1,344,483   $ 371,298   $        752,723   $   1,629   $         --   $  2,470,133

Intersegment sales                           5,375      22,539             18,433          --        (46,347)            --
---------------------------------------------------------------------------------------------------------------------------
  Net sales                              1,349,858     393,837            771,156       1,629        (46,347)     2,470,133
===========================================================================================================================
Adjusted operating profit (loss)            56,700      (2,324)             7,833       4,790             --         66,999
===========================================================================================================================
Interest expense*                           10,585       2,165              1,332      14,637         (1,111)        27,608
===========================================================================================================================
Capital expenditures                        45,979       5,587              1,208         248             --         53,022
===========================================================================================================================
Depreciation and amortization               54,402      11,005              1,124         741             --         67,272
===========================================================================================================================
Total assets                               739,625      93,268            188,405      60,648             --      1,081,946
===========================================================================================================================

* Includes intercompany interest in the segments.

The following table provides a reconciliation of the non-GAAP measure, adjusted operating profit (loss) to net earnings (loss).

ADJUSTED OPERATING PROFIT RECONCILIATION

                                                                            Marketing and   Corporate and
(in millions)                                   Manufacturing   Recycling   Distribution    Eliminations      Total
---------------------------------------------------------------------------------------------------------------------
Year ended August 31, 2003:
Net earnings (loss)                             $      13,557   $  10,006   $      15,529   $     (20,188)  $  18,904
Income taxes                                            6,477       5,104           4,753          (4,844)     11,490
Interest expense                                          130           5           1,313          13,890      15,338
Discounts on sales of accounts receivable                 201          91             189             103         584
---------------------------------------------------------------------------------------------------------------------
Adjusted operating profit (loss)                $      20,365   $  15,206   $      21,784   $     (11,039)  $  46,316
=====================================================================================================================

Year ended August 31, 2002:
Net earnings (loss)                             $      45,026   $   3,741   $       8,085   $     (16,327)  $  40,525
Income taxes                                           25,739       1,187           3,769          (8,082)     22,613
Interest expense                                          291           4           2,039          16,374      18,708
Discounts on sales of accounts receivable                 391         166             303             (67)        793
---------------------------------------------------------------------------------------------------------------------
Adjusted operating profit (loss)                $      71,447   $   5,098   $      14,196   $      (8,102)  $  82,639
=====================================================================================================================

Year ended August 31, 2001:
Net earnings (loss)                             $      34,826   $  (1,579)  $       3,612   $     (13,087)  $  23,772
Income taxes                                           21,150        (903)          2,139          (7,743)     14,643
Interest expense                                          357          12           1,798          25,441      27,608
Discounts on sales of accounts receivable                 367         146             284             179         976
---------------------------------------------------------------------------------------------------------------------
Adjusted operating profit (loss)                $      56,700   $  (2,324)  $       7,833   $       4,790   $  66,999
=====================================================================================================================

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 2003, 2002 and 2001 are as follows (in thousands except per share data):

                                Three Months Ended 2003
                       ---------------------------------------------
                        Nov. 30     Feb. 28     May 31      Aug. 31
--------------------------------------------------------------------
Net sales              $ 636,179   $ 660,816   $ 774,151   $ 804,739
Gross profit              61,060      67,919      74,419      85,641
Net earnings               2,205       2,933       3,022      10,744
Basic EPS                   0.08        0.10        0.11        0.38
Diluted EPS                 0.08        0.10        0.11        0.38

                                Three Months Ended 2002
                       ---------------------------------------------
                        Nov. 30     Feb. 28     May 31      Aug. 31
--------------------------------------------------------------------
Net sales              $ 572,168   $ 574,325   $ 651,604   $ 681,844
Gross profit              78,095      74,880      92,120      72,319
Net earnings               8,482       6,572      16,433       9,038
Basic EPS                   0.32        0.24        0.59        0.32
Diluted EPS                 0.32        0.24        0.56        0.31

                                Three Months Ended 2001
                       ---------------------------------------------
                        Nov. 30     Feb. 28     May 31      Aug. 31
--------------------------------------------------------------------
Net sales              $ 601,926   $ 584,188   $ 629,435   $ 654,584
Gross profit              70,844      58,253      82,893      85,330
Net earnings (loss)       (2,421)      1,590      10,569      14,034
Basic EPS (loss)           (0.09)       0.06        0.41        0.54
Diluted EPS (loss)         (0.09)       0.06        0.40        0.53

The quantities and costs used in calculating cost of goods sold on a quarterly basis include estimates of the annual LIFO effect. The actual effect cannot be known until the year end physical inventory is completed and quantity and price indices are developed. The quarterly cost of goods sold above includes such estimates. The final determination of inventory quantities and prices resulted in $857 thousand after-tax expense in the fourth quarter 2003. Fourth quarter 2002 net earnings decreased $1.1 million after the final determination of quantities and prices was made. Fourth quarter 2001 net earnings were not significantly impacted.

In recording accruals for workers' compensation expense, management relies on prior years' experience and information from third party administrators in making estimates. Results at the end of fiscal year 2002 and 2001 indicated a decline in the number of claims resulting in a $1.0 million and $2.1 million reduction, respectively, in the accrual during the fourth quarters.

During the third quarter of fiscal 2003, a subsidiary of the Company was notified that a customer, now in bankruptcy proceedings, alleged the subsidiary received payments from the customer within 90 days of bankruptcy filing which are voidable and should be returned to the bankruptcy estate. The payments were for materials and services sold by the subsidiary to the customer. The company had accrued $1 million as of May 31, 2003 relating to this matter. During the three months ended August 31, 2003, this dispute was settled subject to Bankruptcy Court approval for $118 thousand.

Following a revised Court ruling, the Company reduced its litigation accrual by $2.5 million during the fourth quarter 2001.

NOTE 15. SUBSEQUENT EVENTS

In November 2003, the Company repurchased $89 million of its 7.20% notes due in 2005. As a result of this debt repurchase, the Company will record a pre-tax charge of approximately $2.8 million.

Also, in November 2003, the Company issued $200 million of fixed rate notes due in November 2013. The interest rate is 5.625%. Interest is payable semiannually. The Company had entered into an interest rate lock, resulting in an effective rate of 5.644%.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Commercial Metals Company
Dallas, Texas

We have audited the consolidated balance sheets of Commercial Metals Company and subsidiaries at August 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
November 5, 2003 (November 13, 2003, as to Note 15)

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

         No change to our internal control over financial reporting occurred during our last fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Some of the information required in response to this item with regard to directors is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 22, 2004, which will be filed no later than 120 days after the close of our fiscal year. The following is a listing of employees we believe to be our "Executive Officers" as of November 17, 2003, as defined under Rule 3b-7 of the Securities Exchange Act of 1934:

       NAME                           CURRENT TITLE & POSITION                  AGE        OFFICER SINCE
--------------------       ------------------------------------------           ---        -------------
Louis A. Federle           Treasurer                                             55            1979

Harry J. Heinkele          Vice President and Secondary Metals                   71            1981
                           Processing Division - President

A. Leo Howell              Vice President and                                    82            1977
                           Howell Metal Company - President, Director

Binh K. Huynh              Vice President and                                    52            2002
                           CMC Steel Group - Executive Vice President

William B. Larson          Vice President and                                    50            1995
                           Chief Financial Officer

Murray R. McClean          Vice President and Marketing and                      55            1995
                           Distribution Segment - President

Malinda G. Passmore        Controller                                            44            1999

Stanley A. Rabin           Chairman of the Board,                                65            1974
                           President and Chief Executive
                           Officer, Director

Russell B. Rinn            Vice President and                                    46            2002
                           CMC Steel Group - West President

Clyde P. Selig             Vice President and                                    71            1981
                           CMC Steel Group - President
                           and Chief Executive Officer, Director

Jeffrey H. Selig           Vice President and                                    48            2002
                           CMC Steel Group - East President

David M. Sudbury           Vice President, Secretary and                         58            1976
                           General Counsel

         Our board of directors, or a subsidiary, usually employs the executive officers at its first meeting after our annual stockholders meeting. Our executive officers continue to serve for terms set from time to time by the board of directors in its discretion.

         We have employed all of our executive officers in the positions indicated above or in positions of similar responsibility for more than five years, except for Ms. Passmore. We employed Ms. Passmore in April 1999 as Controller. From January 1998 until April 1999, she was President and CEO of System Health Providers, Inc., and its Chief Financial Officer from January 1997 until January 1998. Prior to 1997, Ms. Passmore was a consultant and employed as Executive Director of Financial Services and Controller with Kaiser Foundation Health Plan of Texas from 1991 to September 1996. Mr. Federle became our Treasurer in April 1999. Mr. Federle has been employed with us since 1977 and our Assistant Treasurer since 1979. In June 1991, we employed Mr. Larson as our Assistant Controller. In March 1995, we named Mr. Larson as our Controller, and in April 1999, he was elected Vice President and Chief Financial Officer. As of September 1, 1999, we elected Mr. McClean to the newly created position of President of the Marketing and Distribution Segment. Mr. McClean has been employed with us since 1985 and President of the International Division of the Marketing and Distribution segment since 1993. In March 1999, Mr. Rabin was elected to the additional position of Chairman of the Board. In June 2002, Clyde
P. Selig was named Chief Executive Officer of the CMC Steel Group in addition to his existing duties as CMC Steel Group President. Jeffrey H. Selig is Clyde P. Selig's nephew. There are no other family relationships among our officers or among the executive officers and directors.

We have adopted a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and any of our other officers that may function as a Chief Accounting Officer. We hereby undertake to provide to any person without charge, upon request, a copy of our Financial Code of Ethics. Requests may be directed to Commercial Metals Company, 6565 N. MacArthur Blvd., Suite 800, Irving, Texas 75039, Attention: Corporate Secretary, or by calling(214)689-4300.

ITEM 11. EXECUTIVE COMPENSATION

         Information required in response to this Item 11 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 22, 2004. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item 12 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 22, 2004. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the extent applicable, information required in response to this Item 13 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 22, 2004. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information required in response to this Item 14 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 22, 2004. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.

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

         3. The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT NO.                                         DESCRIPTION
-----------                                         -----------
  3(i)                               Restated Certificate of Incorporation
                                     (Filed as Exhibit 3(i) to Commercial
                                     Metals' Form 10-K/A for the fiscal year
                                     ended August 31, 2002 and incorporated
                                     herein by reference).

  3(i)a                              Certificate of Amendment of Restated
                                     Certificate of Incorporation dated
                                     February 1, 1994 (Filed as Exhibit 3(i)a to Commercial Metals' Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)b                                  Certificate of Amendment of Restated
                                       Certificate of Incorporation dated
                                       February 17, 1995 (Filed as Exhibit 3(i)b to Commercial Metals' Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)c                                  Certificate of Designation, Preferences
                                       and Rights of Series A Preferred Stock
                                       (Filed as Exhibit 2 to Commercial Metals'
                                       Form 8-A filed August 3, 1999 and
                                       incorporated herein by reference).

3(ii)                                  By-Laws (Filed as Exhibit 3(ii) to
                                       Commercial Metals' Form 10-K/A for the
                                       fiscal year ended August 31, 2002 and
                                       incorporated herein by reference).

4(i)a                                  Indenture between Commercial Metals and
                                       Chase Manhattan Bank dated as of July 31,
                                       1995 (Filed as Exhibit 4.1 to Commercial
                                       Metals' Registration Statement No.
                                       33-60809 on July 18, 1995 and
                                       incorporated herein by reference).

4(i)b                                  Rights Agreement dated July 28, 1999 by
                                       and between Commercial Metals and
                                       ChaseMellon Shareholder Services, LLC, as
                                       Rights Agent (Filed as Exhibit 1 to
                                       Commercial Metals' Form 8-A filed August
                                       3, 1999 and incorporated herein by
                                       reference).

4(i)c                                  Form of Note for Commercial Metals' 7.20%
                                       Senior Notes due 2005 (Filed as Exhibit
                                       4(i)c to Commercial Metals' Form 10-K/A
                                       for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)d                                  Form of Note for Commercial Metals' 6.80%
                                       Senior Notes due 2007 (Filed as Exhibit
                                       4(i)d to Commercial Metals' Form 10-K/A
                                       for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)e                                  Officers' Certificate, dated August 4,
                                       1997, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.80%
                                       Senior Notes due 2007 (Filed as Exhibit
                                       4(i)e to Commercial Metals' Form 10-K/A
                                       for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)f                                  Form of Note for Commercial Metals' 6.75%
                                       Senior Notes due 2009 (Filed as Exhibit
                                       4(i)f to Commercial Metals' Form 10-K/A
                                       for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)g                                  Officers' Certificate, dated February 23,
                                       1999, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.75%
                                       Senior Notes due 2009 (Filed as Exhibit
                                       4(i)g to Commercial Metals' Form 10-K/A
                                       for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)h**                                Exchange and Registration Rights
                                       Agreement, dated November 13, 2003, by
                                       and among Goldman, Sachs & Co., Banc of
                                       America Securities LLC, Tokyo-Mitsubishi
                                       International plc, ABN AMRO Incorporated and Commercial Metals (Filed herewith).

4(i)i**                                Supplemental Indenture, dated as of
                                       November 12, 2003, to Indenture dated as of July 31, 1995, by and between Commercial Metals and JPMorgan Chase Bank
                                       (Filed herewith).

10(i)a                                 Purchase and Sale Agreement dated June
                                       20, 2001, between various entities listed on Schedule 1 as Originators and CMC
                                       Receivables, Inc. (Filed as Exhibit
                                       (10)(a) to Commercial Metals' Form 10-Q
                                       for the period ended May 31, 2001, and
                                       incorporated herein by reference).

10(i)b                                 Receivables Purchase Agreement dated June
                                       20, 2001, among CMC Receivables, Inc., as
                                       Seller, Three Rivers Funding Corporation, as Buyer, and Commercial Metals Company as Servicer (Filed as Exhibit (10)(b) to
                                       Commercial Metals' Form 10-Q for the
                                       period ended May 31, 2001, and
                                       incorporated herein by reference).

10(i)c**                               Purchase Agreement, dated November 7,
                                       2003, by and among Goldman, Sachs & Co.,
                                       Banc of America Securities LLC,
                                       Tokyo-Mitsubishi International plc, ABN
                                       AMRO Incorporated and Commercial Metals
                                       (Filed herewith).

10(i)d                                 $129,500,000 Amended and Restated 364-Day
                                       Revolving Credit Agreement dated as of
                                       August 8, 2002 which terminated August 8,
                                       2003 (Filed as Exhibit 10(i)d to
                                       Commercial Metals' Form 10-K for the
                                       fiscal year ended August 31, 2002, and
                                       incorporated herein by reference).

10(i)e**                               $275,000,000 3 Year Credit Agreement,
                                       dated August 8, 2003, by and among
                                       Commercial Metals, Bank of America, N.A.,
                                       The Bank of Tokyo-Mitsubishi, Ltd., ABN
                                       AMRO Bank N.V., Mellon Bank, N.A., BNP
                                       Paribas, Banc of America Securities LLC
                                       and the other lending parties listed
                                       therein (Filed herewith).

10(iii)a*                              Employment Agreement of Murray R. McClean
                                       as amended through October 2, 2002 (Filed
                                       as Exhibit (10)(iii) to Commercial
                                       Metals' Form 10-K for the fiscal year
                                       ended August 31, 2000, and incorporated
                                       herein by reference).

10(iii)b*                              Amendment to Employment Agreement of
                                       Murray R. McClean dated March 28, 2001,
                                       (Filed as Exhibit (10)(iii)b to
                                       Commercial Metals' Form 10-K for the
                                       fiscal year ended August 31, 2001, and
                                       incorporated herein by reference).

10(iii)c*                              Key Employee Long-Term Performance Plan
                                       description (Filed as Exhibit (10)(iii)c
                                       to Commercial Metals' Form 10-K for the
                                       fiscal year ended August 31, 2001, and
                                       incorporated hereby by reference).

10(iii)d*                              Key Employee Annual Incentive Plan
                                       description (Filed as Exhibit (10)(iii)d
                                       to Commercial Metals' Form 10-K for the
                                       fiscal year ended August 31, 2001, and
                                       incorporated hereby by reference).

10(iii)e*                              Employment and Consulting Agreement of
                                       Marvin Selig dated as of June 7, 2002
                                       (Filed as Exhibit 10(iii)e to Commercial
                                       Metals' Form 10-K for the fiscal year
                                       ended August 31, 2002, and incorporated
                                       herein by reference).

10(iii)f*                              1999 Non-Employee Director Stock Option
                                       Plan (Filed as Exhibit 10(iii)f to
                                       Commercial Metals' Form 10-K/A for the
                                       fiscal year ended August 31, 2002 and
                                       incorporated herein by reference).

12                                     Statement re computation of earnings to
                                       fixed charges (Filed herewith).

21                                     Subsidiaries of Registrant (Filed
                                       herewith).

23                                     Independent Auditors' consent to
                                       incorporation by reference of report
                                       dated November 24, 2003, accompanying
                                       the consolidated financial statements of
                                       Commercial Metals Company and
                                       subsidiaries for the year ended August
                                       31, 2003, into previously filed
                                       Registration Statements No. 033-61073,
                                       No. 033-61075, No. 333-27967 and No.
                                       333-42648 on Form S-8 and Registration
                                       Statements No. 33-60809 and No. 333-61379
                                       on Form S-3 (Filed herewith).

31a                                    Certification of Stanley A. Rabin,
                                       Chairman of the Board, President and
                                       Chief Executive Officer of Commercial
                                       Metals Company, pursuant to Section 302
                                       of the Sarbanes-Oxley Act of 2002 (filed herewith).

31b                                    Certification of William B. Larson, Vice
                                       President and Chief Financial Officer of
                                       Commercial Metals Company, pursuant to
                                       Section 302 of the Sarbanes-Oxley Act of
                                       2002 (filed herewith).

32a                                    Certification of Stanley A. Rabin,
                                       Chairman of the Board, President and
                                       Chief Executive Officer of Commercial
                                       Metals Company, pursuant to 18 U.S.C.
                                       1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32b                                    Certification of William B. Larson, Vice
                                       President and Chief Financial Officer of
                                       Commercial Metals Company, pursuant to 18
                                       U.S.C. 1350, as adopted pursuant to
                                       Section 906 of the Sarbanes-Oxley Act of
                                       2002 (filed herewith).

------------
* Denotes management contract or compensatory plan.

** Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.

   (b)We filed a Form 8-K on July 23, 2003, under Item 5, announcing our entry into a definitive agreement for the purchase of a controlling interest in Huta Zawiercie S.A., of Zawiercie, Poland.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMMERCIAL METALS COMPANY

                                        /s/ Stanley A. Rabin
                                        ----------------------------------------
                                        By: Stanley A. Rabin
                                            Chairman of the Board, President and
                                            Chief Executive Officer

                                        Date: November 24, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Stanley A. Rabin                                          /s/ Moses Feldman
--------------------------------------------                  -------------------------------------------
Stanley A. Rabin, November 24, 2003                           Moses Feldman, November 24, 2003
Chairman of the Board, President                              Director
and Chief Executive Officer

/s/ A. Leo Howell                                             /s/ Ralph E. Loewenberg
--------------------------------------------                  -------------------------------------------
A. Leo Howell, November 24, 2003                              Ralph E. Loewenberg, November 24, 2003
Director                                                      Director

/s/ Anthony A. Massaro                                        /s/ Robert D. Neary
--------------------------------------------                  -------------------------------------------
Anthony A. Massaro, November 24, 2003                         Robert D. Neary, November 24, 2003
Director                                                      Director

/s/ Dorothy G. Owen                                           /s/ Clyde P. Selig
--------------------------------------------                  -------------------------------------------
Dorothy G. Owen, November 24, 2003                            Clyde P. Selig, November 24, 2003
Director                                                      Director

/s/ Robert R. Womack                                          /s/ William B. Larson
--------------------------------------------                  -------------------------------------------
Robert R. Womack, November 24, 2003                           William B. Larson, November 24, 2003
Director                                                      Vice President and Chief Financial Officer

/s/ Malinda G. Passmore
--------------------------------------------
Malinda G. Passmore, November 24, 2003
Controller

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
Commercial Metals Company
Dallas, Texas

We have audited the consolidated financial statements of Commercial Metals Company and subsidiaries as of August 31, 2003 and 2002, and for each of the three years in the period ended August 31, 2003, and have issued our report thereon dated November 5, 2003 (November 13, 2003 as to Note 15); such financial statements and report are included in Item 8 herein. Our audits also included the consolidated financial statement schedule of Commercial Metals Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
November 5, 2003 (November 13, 2003 as to Note 15)

                                  SCHEDULE VIII

                   COMMERCIAL METALS COMPANY AND SUBSIDIARIES

                                 ---------------

                        VALUATION AND QUALIFYING ACCOUNTS

                                 ---------------

                   YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

                                 ---------------

                                 (In thousands)

Allowance for collection losses deducted from accounts receivable:

                 BALANCE,         CHARGED TO         CHARGED TO         DEDUCTIONS
                BEGINNING      PROFIT AND LOSS     OTHER ACCOUNTS      FROM RESERVES          BALANCE END
YEAR             OF YEAR          OR INCOME              (A)                 (B)                OF YEAR
----            ---------      ---------------     --------------      ---------------        -----------
2001              7,868            4,371                264                4,545                7,958
2002              7,958            3,985                591                3,657                8,877
2003              8,877            5,162                578                5,342                9,275

(A) Recoveries of accounts written off and acquired allowance.

(B) Write-off of uncollectible accounts.

                                INDEX TO EXHIBITS

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
  3(i)                       Restated Certificate of Incorporation (Filed as
                             Exhibit 3(i) to Commercial Metals' Form 10-K/A for
                             the fiscal year ended August 31, 2002 and
                             incorporated herein by reference).

  3(i)a                      Certificate of Amendment of Restated Certificate of
                             Incorporation dated February 1, 1994 (Filed as
                             Exhibit 3(i)a to Commercial Metals' Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

  3(i)b                      Certificate of Amendment of Restated Certificate of
                             Incorporation dated February 17, 1995 (Filed as
                             Exhibit 3(i)b to Commercial Metals' Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

  3(i)c Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Filed as Exhibit 2 to
                             Commercial Metals' Form 8-A filed August 3, 1999 and incorporated herein by reference).

  3(ii)                      By-Laws (Filed as Exhibit 3(ii) to Commercial
                             Metals' Form 10-K/A for the fiscal year ended
                             August 31, 2002 and incorporated herein by reference).

  4(i)a                      Indenture between Commercial Metals and Chase
                             Manhattan Bank dated as of July 31, 1995 (Filed as
                             Exhibit 4.1 to Commercial Metals' Registration
                             Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

  4(i)b                      Rights Agreement dated July 28, 1999 by and between
                             Commercial Metals and ChaseMellon Shareholder
                             Services, LLC, as Rights Agent (Filed as Exhibit 1
                             to Commercial Metals' Form 8-A filed August 3, 1999 and incorporated herein by reference).

  4(i)c                      Form of Note for Commercial Metals' 7.20% Senior
                             Notes due 2005 (Filed as Exhibit 4(i)c to
                             Commercial Metals' Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)d                        Form of Note for Commercial Metals' 6.80% Senior
                             Notes due 2007 (Filed as Exhibit 4(i)d to
                             Commercial Metals' Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)e Officers' Certificate, dated August 4, 1997, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.80% Senior Notes due 2007
                             (Filed as Exhibit 4(i)e to Commercial Metals' Form
                             10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)f                        Form of Note for Commercial Metals' 6.75% Senior
                             Notes due 2009 (Filed as Exhibit 4(i)f to
                             Commercial Metals' Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)g Officers' Certificate, dated February 23, 1999, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.75% Senior Notes due 2009
                             (Filed as Exhibit 4(i)g to Commercial Metals' Form
                             10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)h**                      Exchange and Registration Rights Agreement, dated
                             November 13, 2003, by and among Goldman, Sachs &
                             Co., Banc of America Securities LLC,
                             Tokyo-Mitsubishi International plc, ABN AMRO
                             Incorporated and Commercial Metals (Filed herewith).

4(i)i**                      Supplemental Indenture, dated as of November 12,
                             2003, to Indenture dated as of July 31, 1995, by and between Commercial Metals and JPMorgan Chase
                             Bank (Filed herewith).

10(i)a Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (Filed as
                             Exhibit (10)(a) to Commercial Metals' Form 10-Q for the period ended May 31, 2001, and incorporated herein by reference).

10(i)b Receivables Purchase Agreement dated June 20, 2001, among CMC Receivables, Inc., as Seller, Three
                             Rivers Funding Corporation, as Buyer, and
                             Commercial Metals Company as Servicer (Filed as
                             Exhibit (10)(b) to Commercial Metals' Form 10-Q for the period ended May 31, 2001, and incorporated herein by reference).

10(i)c** Purchase Agreement, dated November 7, 2003, by and among Goldman, Sachs & Co., Banc of America
                             Securities LLC, Tokyo-Mitsubishi International plc,
                             ABN AMRO Incorporated and Commercial Metals (Filed herewith).

10(i)d                       $129,500,000 Amended and Restated 364-Day Revolving
                             Credit Agreement dated as of August 8, 2002 (Filed as Exhibit 10(i)d to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference).

10(i)e**                     $275,000,000 3 Year Credit Agreement, dated August
                             8, 2003, by and among Commercial Metals, Bank of
                             America, N.A., The Bank of Tokyo-Mitsubishi, Ltd.,
                             ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas,
                             Banc of America Securities LLC and the other lending parties listed therein (Filed herewith).

10(iii)a*                    Employment Agreement of Murray R. McClean as
                             amended through October 2, 2002 (Filed as Exhibit
                             (10)(iii) to Commercial Metals' Form 10-K for the
                             fiscal year ended August 31, 2000, and incorporated
                             herein by reference).

10(iii)b*                    Amendment to Employment Agreement of Murray R.
                             McClean dated March 28, 2001, (Filed as Exhibit
                             (10)(iii)b to Commercial Metals' Form 10-K for the
                             fiscal year ended August 31, 2001, and incorporated
                             herein by reference).

10(iii)c*                    Key Employee Long-Term Performance Plan description
                             (Filed as Exhibit (10)(iii)c to Commercial Metals'
                             Form 10-K for the fiscal year ended August 31,
                             2001, and incorporated hereby by reference).

10(iii)d*                    Key Employee Annual Incentive Plan description
                             (Filed as Exhibit (10)(iii)d to Commercial Metals'
                             Form 10-K for the fiscal year ended August 31,
                             2001, and incorporated hereby by reference).

10(iii)e*                    Employment and Consulting Agreement of Marvin Selig
                             dated as of June 7, 2002 (Filed as Exhibit 10(iii)e
                             to Commercial Metals' Form 10-K for the fiscal year
                             ended August 31, 2002, and incorporated herein by
                             reference).

10(iii)f*                    1999 Non-Employee Director Stock Option Plan (Filed
                             as Exhibit 10(iii)f to Commercial Metals' Form
                             10-K/A for the fiscal year ended August 31, 2002
                             and incorporated herein by reference).

12 Statement re computation of earnings to fixed charges (Filed herewith).

21                           Subsidiaries of Registrant (Filed herewith).

23 Independent Auditors' consent to incorporation by reference of report dated November 24, 2003, accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2003, into previously filed Registration Statements No. 033-61073, No.
                             033-61075, No. 333-27967 and No. 333-42648 on Form
                             S-8 and Registration Statements No. 33-60809 and
                             No. 333-61379 on Form S-3 (Filed herewith).

31a                          Certification of Stanley A. Rabin, Chairman of the
                             Board, President and Chief Executive Officer of
                             Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31b Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals
                             Company, pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002 (filed herewith).

32a                          Certification of Stanley A. Rabin, Chairman of the
                             Board, President and Chief Executive Officer of
                             Commercial Metals Company, pursuant to 18 U.S.C.
                             1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32b Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals
                             Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

------------
* Denotes management contract or compensatory plan.

** Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.