Form 10-K/A
period 2003-08-31
COMMERCIAL METALS CO
filed 2003-11-26
CIK 22444

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                                 (214) 689-4300
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following document are incorporated by reference into the listed Part of Form 10-K:

     Registrant's definitive proxy statement for the annual meeting of stockholders to be held January 22, 2004 --Part III

================================================================================

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends "Part II, Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters" of the Annual Report on Form 10-K filed by Commercial Metals Company on November 24, 2003 and corrects the information contained in the table under the caption "Equity Compensation Plans."

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

                                PRICE RANGE
                              OF COMMON STOCK
---------------------------------------------------------------------------
     2002
    FISCAL
    QUARTER              HIGH                LOW             CASH DIVIDENDS
---------------     ---------------     ---------------     ---------------
     1st            $         16.50     $         12.25         6.5 (cents)
     2nd                      18.40               16.33         6.5 (cents)
     3rd                      23.99               18.00         6.5 (cents)
     4th                      24.88               16.97           8 (cents)


                                PRICE RANGE
                              OF COMMON STOCK
---------------------------------------------------------------------------
     2003
    FISCAL
    QUARTER              HIGH                LOW             CASH DIVIDENDS
---------------     ---------------     ---------------     ---------------
     1st            $         19.92     $         15.70           8 (cents)
     2nd                      17.21               13.75           8 (cents)
     3rd                      18.79               12.79           8 (cents)
     4th                      19.94               16.80           8 (cents)

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

EQUITY COMPENSATION PLANS

     Information about our equity compensation plans as of August 31, 2003 that were either approved or not approved by our stockholders is as follows (number of shares in thousands):

                                            A.                             B.                           C.
                                                                                               NUMBER OF SECURITIES
                                                                                               REMAINING FOR FUTURE
                                 NUMBER OF SECURITIES TO BE         WEIGHTED-AVERAGE           ISSUANCE UNDER EQUITY
                                  ISSUED UPON EXERCISE OF           EXERCISE PRICE OF           COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,           OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
PLAN CATEGORY                       WARRANTS AND RIGHTS            WARRANTS AND RIGHTS         REFLECTED IN COLUMN (A)
-----------------------------    --------------------------     -------------------------     -------------------------
Equity compensation plans                             4,092     $                   14.46                         2,232
approved by security holders

Equity compensation plans not
approved by security holders                              0                             0                             0

TOTAL                                                 4,092     $                   14.46                         2,232

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COMMERCIAL METALS COMPANY

                                             /s/ William B. Larson
                                             -----------------------------------
                                             By:    William B. Larson
                                                    Vice President and Chief
                                                    Financial Officer

                                             Date: November 26, 2003

                                INDEX TO EXHIBITS


EXHIBIT NO.       DESCRIPTION
-----------       -----------
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