Form 10-Q
period 2003-11-30
COMMERCIAL METALS CO
filed 2004-01-14
CIK 22444

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended November 30, 2003
Commission File Number 1-4304

COMMERCIAL METALS COMPANY

(Exact Name of registrant as specified in its charter)

Delaware	75-0725338

(State or other Jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification Number)

6565 N. MacArthur Blvd.
Irving, Texas 75039

(Address of principal executive offices)
(Zip Code)

(214) 689-4300

(Registrant’s telephone number, including area code)

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

Yes	No

[X]	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

[X]	[ ]

As of January 9, 2004 there were 28,495,888 shares of the Company’s common stock issued and outstanding excluding 3,769,278 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

ITEM 1 –FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS

(In thousands except share data)

	November 30,	August 31,
	2003	2003

CURRENT ASSETS:
Cash and cash equivalents	$133,544	$75,058
Accounts receivable (less allowance for collection losses of $10,036 and $9,275)	445,808	397,490
Inventories	362,192	310,816
Other	55,927	61,053

TOTAL CURRENT ASSETS	997,471	844,417
PROPERTY, PLANT AND EQUIPMENT:
Land	34,592	34,617
Buildings	128,851	127,780
Equipment	749,391	747,207
Leasehold improvements	38,266	38,117
Construction in process	20,015	15,503

	971,115	963,224
Less accumulated depreciation and amortization	(602,693)	(588,842)

	368,422	374,382
OTHER ASSETS	53,446	56,607

	$1,419,339	$1,275,406

See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands except share data)

	November 30,	August 31,
	2003	2003

CURRENT LIABILITIES:
Accounts payable - trade	$230,293	$225,880
Accounts payable–documentary letters of credit	93,963	74,782
Accrued expenses and other payables	118,673	126,971
Income taxes payable	2,208	1,718
Short-term trade financing arrangement	12,000	15,000
Current maturities of long-term debt	618	640

TOTAL CURRENT LIABILITIES	457,755	444,991
DEFERRED INCOME TAXES	43,669	44,419
OTHER LONG-TERM LIABILITIES	27,069	24,066
LONG-TERM DEBT	362,365	254,997
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock	—	—
Common stock, par value $5.00 per share:
Authorized 40,000,000 shares; issued 32,265,166 shares; outstanding 28,325,301 and 27,994,690 shares	161,326	161,326
Additional paid-in capital	1,966	863
Accumulated other comprehensive income	7,841	2,368
Retained earnings	412,254	401,869

	583,387	566,426
Less treasury stock, 3,939,865 and 4,270,476 shares at cost	(54,906)	(59,493)

	528,481	506,933

	$1,419,339	$1,275,406

See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands except share data)

	Three months ended
	November 30,

	2003	2002

NET SALES	$830,007	$636,179
COSTS AND EXPENSES:
Cost of goods sold	737,488	575,119
Selling, general and administrative expenses	64,620	53,567
Interest expense	5,094	3,994
Loss on reacquisition of debt	2,792	—

	809,994	632,680

EARNINGS BEFORE INCOME TAXES	20,013	3,499
INCOME TAXES	7,385	1,294

NET EARNINGS	$12,628	$2,205

Basic earnings per share	$0.45	$0.08
Diluted earnings per share	$0.44	$0.08
Cash dividends per share	$0.08	$0.08
Average basic shares outstanding	28,145,679	28,486,578
Average diluted shares outstanding	28,999,960	28,963,733

See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended
	November 30,

	2003	2002

CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net earnings	$12,628	$2,205
Adjustments to reconcile net earnings to cash used by operating activities:
Depreciation and amortization	15,123	15,226
Loss on reacquisition of debt	2,792	—
Provision for losses on receivables	941	369
Net loss (gain) on sale of property	(101)	211
Deferred income taxes	(750)	101
Tax benefits from stock plans	1,042	5
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(51,916)	(12,291)
Funding from accounts receivable sold	2,657	12,961
Decrease (increase) in inventories	(51,376)	(25,537)
Decrease (increase) in other assets	10,038	(1,905)
Increase (decrease) in accounts payable, accrued expenses, other payables and income taxes	(3,395)	(46,624)
Increase (decrease) in other long-term liabilities	3,003	2,228

Net Cash Flows Used By Operating Activities	(59,314)	(53,051)
CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,143)	(9,658)
Sale of property, plant and equipment	101	—

Net Cash Used By Investing Activities	(7,042)	(9,658)
CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Additional (payments on) documentary letters of credit	19,181	1,976
Payments on short-term trade financing arrangement	(3,000)	—
Proceeds from issuance of long-term debt	200,000	—
Payments on long-term debt	(89,035)	(16)
Stock issued under incentive and purchase plans	4,648	26
Treasury stock acquired	—	(1,613)
Dividends paid	(2,243)	(2,281)
Debt reacquisition and issuance costs	(4,709)	—

Net Cash From (used by) Financing Activities	124,842	(1,908)

Increase (Decrease) in Cash and Cash Equivalents	58,486	(64,617)
Cash and Cash Equivalents at Beginning of Year	75,058	124,397

Cash and Cash Equivalents at End of Period	$133,544	$59,780

See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands except share data)

	Common Stock			Accumulated		Treasury Stock
			Add’l	Other
	Number of		Paid-in	Comprehensive	Retained	Number of
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total

Balance September 1, 2003:	32,265,166	$161,326	$863	$2,368	$401,869	(4,270,476)	$(59,493)	$506,933
Comprehensive income:
Net earnings for three months ended November 30, 2003					12,628			12,628
Other comprehensive income:
Foreign currency translation adjustment				5,434				5,434
Unrealized loss on derivatives, net of taxes of $21				39				39

Comprehensive income								18,101
Cash dividends					(2,243)			(2,243)
Stock issued under incentive and purchase plans			61			330,611	4,587	4,648
Tax benefits from stock plans			1,042					1,042

Balance November 30, 2003	32,265,166	$161,326	$1,966	$7,841	$412,254	(3,939,865)	$(54,906)	$528,481

See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – QUARTERLY FINANCIAL DATA

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30 and August 31, 2003 and the results of operations and cash flows for the three months ended November 30, 2003 and 2002. The results of operations for the three month periods are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended August 31, 2003 included in its Form 10-K filed with the Securities and Exchange Commission (SEC).

NOTE B – ACCOUNTING POLICIES

Stock-Based Compensation

     The Company accounts for stock options granted to employees and directors using the intrinsic value based method of accounting. Under this method, the Company does not recognize compensation expense for the stock options because the exercise price is equal to the market price of the underlying stock on the date of the grant. If the Company had used the fair value based method of accounting, net earnings and earnings per share would have been reduced to the pro-forma amounts listed in the table below. The Black-Scholes option pricing model was used to calculate the pro forma stock-based compensation costs. For purposes of the pro forma disclosures, the assumed compensation expense is amortized over the options’ vesting periods. The pro forma information is consistent with assumptions used in the year end information.

(in thousands, except per share amounts)

	Three months ended
	November 30,

	2003	2002

Net earnings-as reported	$12,628	$2,205
Pro forma stock-based compensation cost	335	334

Net earnings-pro forma	$12,293	$1,871

Net earnings per share-as reported:
Basic	$0.45	$0.08
Diluted	$0.44	$0.08
Net earnings per share-pro forma:
Basic	$0.44	$0.07
Diluted	$0.43	$0.07

Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the classifications used in the current period.

     In order to facilitate certain trade transactions, especially international, we utilize documentary letters of credit to provide assurance of payment to our suppliers. These letters of credit may be for prompt payment or for payment at a future date conditional upon the bank finding the documentation presented to be in strict compliance with all terms and conditions of the letter of credit. Our banks issue these letters of credit under informal, uncommitted lines of credit which are in addition to the committed revolving credit agreement. In some cases, if our suppliers choose to discount the future dated obligation, we may absorb the discount cost. The amounts currently payable under letters of credit in connection with such discount arrangements are

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

classified as Accounts Payable – Documentary Letters of Credit and the related discount charges are included as a component of interest expense in the condensed consolidated financial statements.

NOTE C – SALES OF ACCOUNTS RECEIVABLE

     The Company has an accounts receivable securitization program (Securitization Program) which it utilizes as a cost-effective, short-term financing alternative. Under the Securitization Program, the Company and several of its subsidiaries (the Originators) periodically sell accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (CMCR). CMCR is structured to be a bankruptcy-remote entity. CMCR, in turn, sells an undivided percentage ownership interest (Participation Interest) in the pool of receivables to an affiliate of a third party financial institution (Buyer). CMCR may sell undivided interests of up to $130 million, depending on the Company’s level of financing needs.

     At November 30 and August 31, 2003, uncollected accounts receivable of $159 million and $152 million, respectively, had been sold to CMCR, and the Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100%. At November 30 and August 31, 2003, no Participation Interests in CMCR’s accounts receivable pool were owned by the Buyer and, therefore, none were reflected as a reduction in accounts receivable on the Company’s consolidated balance sheets.

     Discounts (losses) on the sales of accounts receivable to the Buyer under this Program were $116 thousand, and $123 thousand for the three months ended November 30, 2003 and 2002, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.

     In addition to the Securitization Program described above, the Company’s international subsidiaries periodically sell accounts receivable. Uncollected accounts receivable that had been sold under these arrangements and removed from the consolidated balance sheets were $23.5 million and $20.8 million at November 30 and August 31, 2003, respectively.

NOTE D – INVENTORIES

     Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $18.7 million and $17.4 million at November 30 and August 31, 2003, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company’s inventories are in finished goods, with minimal work in process. Approximately $28.6 million and $20.5 million were in raw materials at November 30 and August 31, 2003, respectively.

NOTE E – LONG TERM DEBT

     Long-term debt (in thousands) was as follows:

	November 30,	August 31,
	2003	2003

7.20% notes due 2005	$11,566	$104,185
6.80% notes due 2007	50,000	50,000
6.75% notes due 2009	100,000	100,000
5.625% notes due 2013	200,000	—
Other	1,417	1,452

	362,983	255,637
Less current maturities	618	640

	$362,365	$254,997

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In November 2003, the Company purchased $89 million of its 7.20% notes due in 2005. The Company recorded a pre-tax charge of $2.8 million resulting from the cash payment made to retire the notes, which was in excess of the $4.2 million of cash proceeds received by the Company upon settlement of a related interest rate swap. Also, in November 2003, the Company issued $200 million of its 5.625% notes due in November 2013. Interest is payable semiannually. The Company had entered into an interest rate lock on $100 million of the new debt resulting in an effective rate of 5.54%.

On April 9, 2002 the Company entered into two interest rate swaps to convert a portion of the Company’s long term debt from a fixed interest rate to a floating interest rate. The impact of these swaps adjusted the amount of fixed rate and floating rate debt and reduced overall financing costs. These hedges remained in effect and were highly effective for the $11 million remaining debt at November 30, 2003. The swaps effectively converted the interest rate on the $100 million notes ($11 million remaining at November 30, 2003) due July 2005 from the fixed rate of 7.20% to the six month LIBOR (determined in arrears) plus a spread of 2.02%. The interest rate is set on January 15th and July 15th, and for the quarter ended November 30, 2003, was estimated to be an annualized rate of 3.38%. The total fair value of both swaps, including accrued interest, was $566 thousand and $4.6 million at November 30 and August 31, 2003, respectively. The swaps are recorded in other long-term assets, with a corresponding increase in the 7.20% long-term notes, representing the change in fair value of the hedged debt.

NOTE F – EARNINGS PER SHARE

     In calculating earnings per share, there were no adjustments to net earnings to arrive at income for the three months ended November 30, 2003 or 2002. The reconciliation of the denominators of earnings per share calculations are as follows:

	Three months ended
	November 30,

	2003	2002

Shares outstanding for basic earnings per share	28,145,679	28,486,578
Effect of dilutive securities-stock options/purchase plans	854,281	477,155

Shares outstanding for diluted earnings per share	28,999,960	28,963,733

All stock options with total share commitments of 3,507,843 at November 30, 2003 were dilutive based on the average share price for the quarter of $22.14. Stock options with total share commitments of 70,690 were anti-dilutive at November 30, 2002 based on the average share price of $17.48 for the quarter. All stock options expire by 2010.

At November 30, 2003, the Company had authorization to purchase 1,116,152 of its common shares.

NOTE G– DERIVATIVES AND RISK MANAGEMENT

     The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. The Company designates only those contracts as hedges for accounting purposes which closely match the terms of the underlying transaction. These hedges resulted in substantially no ineffectiveness in the statements of earnings for the three months ended November 30, 2003 and 2002. Certain of the foreign currency and all of the commodity contracts were not designated as hedges for accounting purposes, although management believes

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

they are essential economic hedges. The changes in fair value of the commodity hedging instruments resulted in a $889 thousand increase and a $339 thousand decrease in cost of goods sold for the three months ended November 30, 2003 and 2002, respectively. The Company also recognized a $715 thousand and a $1.1 million reduction in net sales relating primarily to foreign currency instruments for the three months ended November 30, 2003 and 2002, respectively. At November 30 and August 31, 2003, derivative assets recorded in other current assets were $4.8 million and $1.8 million, respectively. Derivative liabilities of $6.3 million and $1.7 million, respectively, were included in other current liabilities.

The Company recognized a gain of $1.5 million during the three months ended November 30, 2003 relating to the forward purchase of Polish Zlotys in connection with the acquisition of Huta Zawiercie S.A. This was recorded in net sales for the three months ended November 30, 2003.

All of the instruments are highly liquid, and none are entered into for trading purposes.

See Note E, Long-Term Debt, regarding the Company’s interest rate risk management strategies.

NOTE H – CONTINGENCIES

     There were no material developments relating to the Company’s contingencies during the three months ended November 30, 2003. See Note 9, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2003.

     In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provision has been made in the consolidated financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular quarter.

     The Company has not entered into or modified any significant guarantees since December 31, 2002, and therefore no liability was recorded at November 30, 2003. The Company’s existing guarantees have been given at the request of a customer and its surety bond issuer. The Company has agreed to indemnify the surety against all costs that the surety may incur should the customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. As of November 30, 2003, the surety had issued bonds in the total amount (without reduction for the work performed to date) of $11.9 million, which are subject to the Company’s guarantee obligation under the indemnity agreement. The fair value of these guarantees is not significant.

NOTE I – SUBSEQUENT ACQUISITIONS

     On December 3, 2003, the Company’s international Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A., of Zawiercie, Poland for 200 million Polish Zlotys ($51.9 million). In connection with the acquisition, the Company also assumed debt of 180 million Polish Zlotys ($46.7 million), acquired $4.8 million in cash and incurred $1.7 million of directly related costs. Huta Zawiercie operates a steel minimill similar to those operated by the Company’s steel group with annual capacity of about 1 million metric tons consisting mainly of rebar and wire rod products. With this acquisition, the Company has become a significant manufacturer of rebar and wire rod in a key Central European market.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On December 23, 2003, the Company acquired 100% of the stock of Lofland Acquisition, Inc. (Lofland) for $48.8 million cash. The Company also incurred approximately $1.0 million of external costs directly related to this acquisition. Lofland is the sole stockholder of the Lofland Company and subsidiaries which operate steel reinforcing bar fabrication and construction-related product sales facilities from 11 locations in Texas, Arkansas, Louisiana, Oklahoma, New Mexico and Mississippi. This acquisition complements the Company’s existing Texas rebar fabrication and construction-related product sales operations and expands the Company’s service areas in each of the neighboring states.

The following is a summary of the preliminary allocation of purchase price as of the date of the acquisitions (in thousands) presented in conformity with U.S. GAAP. The purchase price allocations have been prepared on a preliminary basis, and changes may be made following the completion of the valuation of the net assets by independent appraisers.

	Huta
	Zawiercie	Lofland	Total

Accounts receivable	$42,907	$19,125	$62,032
Inventories	32,958	5,138	38,096
Property, plant and equipment	84,650	10,316	94,966
Intangible assets	3,044	27,616	30,660
Other assets	6,164	133	6,297
Accounts payable and accrued expenses	(46,126)	(12,550)	(58,676)
Debt	(46,674)	—	(46,674)
Minority interest	(28,110)	—	(28,110)

	$48,813	$49,778	$98,591

The intangible assets acquired include customer base, favorable land leases and production backlog, all of which have finite lives and will be amortized over lives from one year (for the backlog) to 96 years (for the favorable land leases). Also, the acquisition of Lofland will result in goodwill of approximately $15 million and a trade name with an indefinite life. The Company expects to be able to deduct approximately $4 million goodwill for tax purposes. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2004 - $2.4 million; 2005 - $1.7 million; 2006 through 2008 - $1.3 million per year. The fair value estimates are being determined either on a market-based or income-based approach.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J – BUSINESS SEGMENTS

The following is a summary of certain financial information by reportable segment (in thousands):

	Three months ended November 30, 2003

			Marketing &	Corp. &
	Manufacturing	Recycling	Distribution	Elim.	Consolidated

Net sales – unaffiliated customers	$377,806	$120,484	$331,689	$28	$830,007
Inter-segments sales	820	11,408	8,692	(20,920)	—

	378,626	131,892	340,381	(20,892)	830,007
Adjusted operating profit (loss)	20,325	5,734	6,267	(7,103)	25,223
Total assets – November 30, 2003	764,927	117,383	399,388	137,641	1,419,339

	Three months ended November 30, 2002

			Marketing &	Corp. &
	Manufacturing	Recycling	Distribution	Elim.	Consolidated

Net sales – unaffiliated customers	$295,530	$89,707	$250,736	$206	$636,179
Inter-segments sales	800	6,649	5,627	(13,076)	—

	296,330	96,356	256,363	(12,870)	636,179
Adjusted operating profit (loss)	3,744	1,404	4,431	(1,963)	7,616
Total assets – November 30, 2002	707,307	95,342	293,264	90,736	1,186,649

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of the non-GAAP measure, adjusted operating profit (loss), to net earnings (loss), (in thousands):

	Three months ended November 30, 2003

			Marketing &	Corp. &
	Manufacturing	Recycling	Distribution	Elim.	Consolidated

Net earnings (loss)	$12,509	$3,868	$4,919	$(8,668)	$12,628
Income taxes	7,745	1,846	1,271	(3,477)	7,385
Interest expense	30	1	47	5,016	5,094
Discounts on sales of accounts receivable	41	19	30	26	116

Adjusted operating profit (loss)	$20,325	$5,734	$6,267	$(7,103)	$25,223

	Three months ended November 30, 2002

			Marketing &	Corp. &
	Manufacturing	Recycling	Distribution	Elim.	Consolidated

Net earnings (loss)	$2,283	$900	$2,827	$(3,805)	$2,205
Income taxes	1,387	485	1,543	(2,121)	1,294
Interest expense	33	1	22	3,938	3,994
Discounts on sales of accounts receivable	41	18	39	25	123

Adjusted operating profit (loss)	$3,744	$1,404	$4,431	$(1,963)	$7,616

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with our Form 10-K filed with the SEC for the year ended August 31, 2003.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are not different from the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K filed with the SEC for the year ended August 31, 2003 and are therefore not presented herein.

CONSOLIDATED RESULTS OF OPERATIONS

(in millions)

	Three Months Ended
	November 30,

	2003	2002

Net sales	$830.0	$636.2
Net earnings	12.6	2.2
EBITDA	40.2	22.7

We have included a financial statement measure in the table above that was not derived in accordance with generally accepted accounting principles (GAAP). Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) is a non-GAAP liquidity measure. In calculating EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization. We use EBITDA as one guideline to assess our ability to pay our current debt obligations as they mature and a tool to calculate possible future levels of leverage capacity. Reconciliations to net earnings are provided below (in millions):

	Three Months Ended
	November 30,

	2003	2002

Net earnings	$12.6	$2.2
Income taxes	7.4	1.3
Interest expense	5.1	4.0
Depreciation and amortization	15.1	15.2

EBITDA	$40.2	$22.7

Our management uses a non-GAAP measure, adjusted operating profit, to compare and evaluate the financial performance of our segments. See Note J, Business Segments, to the condensed consolidated financial statements. Adjusted operating profit is the sum of our earnings before income taxes, and financing costs. Adjusted operating profit provides a core operational earnings measurement that compares segments without the need to adjust for federal, but more specifically state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted operating profit. The results are therefore without consideration of financing alternatives of capital employed. See Note J, Business Segments, to the condensed consolidated financial statements for a reconciliation of the non-GAAP measure, adjusted operating profit (loss) to net earnings (loss).

The following financial events were significant during the first quarter ended November 30, 2003:

-	The improved market conditions that we experienced during the fourth quarter of fiscal 2003 continued during our first quarter of fiscal 2004 for most of our businesses.

-	Steel group earnings increased primarily due to higher shipments, as realized product prices only kept up with the increases in input costs.

-	The copper tube division reported increased gross margins due to higher volumes and improved metal spreads.

-	The recycling segment continued to be very profitable primarily due to improvements in the ferrous scrap market over last year.

-	Marketing and distribution’s adjusted operating profit was higher than last year’s first quarter, with improvements in a number of products’ prices.

-	On November 12, 2003, we issued $200 million aggregate principal amount of 5.625% notes due 2013 following the purchase of $89 million of notes otherwise due in 2005. We incurred a $2.8 million pre-tax charge on this purchase.

-	During the three months ended November 30, 2003, we realized a pre-tax gain of $1.5 million in marketing and distribution related to the forward purchase of Polish Zlotys in connection with our December 3, 2003 acquisition of Huta Zawiercie, S.A.

CONSOLIDATED DATA -

The LIFO method of inventory valuation decreased net earnings by $818 thousand and increased net earnings by $143 thousand (3 cents and 1 cent per diluted share) for the three months ended November 30, 2003 and 2002, respectively.

SEGMENT OPERATING DATA - (in thousands)

Unless otherwise indicated, all dollars below are before income taxes.

The following table shows net sales and adjusted operating profit (loss) by business segment.

	Three months ended
	November 30,

	2003	2002

NET SALES:
Manufacturing	$378,626	$296,330
Recycling	131,892	96,356
Marketing and Distribution	340,381	256,363
Corporate and Eliminations	(20,892)	(12,870)

	$830,007	$636,179

ADJUSTED OPERATING PROFIT (LOSS):
Manufacturing	$20,325	$3,744
Recycling	5,734	1,404
Marketing and Distribution	6,267	4,431
Corporate and Eliminations	(7,103)	(1,963)

	$25,223	$7,616

MANUFACTURING -

We include our steel group and our copper tube division in our manufacturing segment. Adjusted operating profit is equal to earnings before income taxes for our four steel minimills, our copper tube mill and the steel group’s fabrication operations. Our manufacturing segment’s adjusted operating profit for the three months ended November 30, 2003 increased $16.6 million (443%) as compared to 2002 on $82.3 million (28%) more net sales. Our steel group’s minimills and our copper tube mill reported higher adjusted operating profits due to higher selling prices and increased shipments, although higher scrap purchase and utility costs resulted in continued compressed gross margins. Our steel group’s downstream fabrication operations were more profitable due to higher shipments with stable selling prices. Slower demand for commercial construction was more than offset by demand in other construction markets. Our downstream rebar fabrication, construction related products, steel post plants, steel joist manufacturing and structural steel fabrication businesses, were profitable for the three months ended November 30, 2003.

The table below reflects steel and scrap prices per ton:

	Three months ended
	November 30,

	2003	2002

Average mill selling price (total sales)	$309	$272
Average mill selling price (finished goods)	313	281
Average fabrication selling price	555	558
Average ferrous scrap purchase price	118	89

Adjusted operating profit for our four steel minimills increased 408% for the three months ended November 30, 2003 compared to 2002, due to higher selling prices and shipments. Adjusted operating profits at all four mills were significantly higher. The largest increases in profitability were at SMI Texas and SMI South Carolina. Adjusted operating profits at SMI Texas increased $2.7 million (91%) for the three months ended November 30, 2003 as compared to 2002. SMI South Carolina reported $1.7 million adjusted operating profit for the three months ended November 30, 2003 as compared to a $2.3 million adjusted operating loss in 2002. The mills shipped 566,000 tons in the current quarter compared to 505,000 last year, an increase of 12%. Mill production increased as well, with tons rolled up 13% to 541,000. Tons melted increased 9% to 561,000. The average total mill selling price at $309 per ton was $37 (14%) above last year. Our mill selling price for finished goods increased $32 per ton (11%). Average scrap purchase costs were $29 per ton (33%) higher than last year. Utility expenses increased by $1.8 million as compared to last year; both natural gas and electricity costs were higher. Consequently, the increases in our steel product prices were only enough to offset the increase in these input costs, resulting in continuing restricted mill product margins. However, our metal spread (the difference between our average total mill selling price and our average scrap purchase price) was $8 per ton higher during the three months ended November 30, 2003 as compared to 2002.

Adjusted operating profit in the steel group’s fabrication and other businesses increased by $6.6 million (472%) for the three months ended November 30, 2003 as compared to 2002. Fabrication plant shipments totaled 280,000 tons, 29% more than last year’s first quarter shipments of 217,000 tons. The average fabrication selling price for the three months ended November 30, 2003 was approximately the same as compared to 2002. All of these lines of business were profitable for the three months ended November 30, 2003 including rebar and structural fabrication, construction-related products, steel post plants, and steel joist manufacturing. During the three months ended November 30, 2002, our structural steel fabrication and joist plants had reported adjusted operating losses. We are continuing to evaluate certain facilities which are performing under expectations or for which we are considering alternative uses. Our current estimates of cash flows do not indicate that the assets are impaired. However, these estimates and expected uses could change resulting in asset impairments.

On December 23, 2003, we acquired Lofland Acquisition, Inc. (Lofland) for $48.8 million. Lofland is the sole stockholder of the Lofland Company and subsidiaries which operate steel reinforcing bar fabrication and construction-related products sales facilities from 11 locations in Texas, Arkansas, Louisiana, Oklahoma, New Mexico and Mississippi. The acquisition of Lofland complements our existing Texas rebar fabrication and construction-related product sales operations and expands our service areas in each of the neighboring states. See Note I, Acquisitions, to the condensed consolidated financial statements.

Our copper tube division’s adjusted operating profit increased $1.9 million (695%) to $2.2 million on 32% higher net sales. Copper tube shipments increased 7% to 16.6 million pounds. Production increased 5% to 16.1 million pounds. The average selling price increased 26 cents per pound (24%) to $1.36 for the three months ended November 30, 2003 as compared to $1.10 for the three months ended November 30, 2002. The average copper scrap price increased 15 cents per pound (22%) during the three months ended November 30, 2003 as compared to 2002. Demand in our end use markets remained relatively strong, but selling prices remained constrained by over-supply of water and refrigeration tubing. Our metal spreads improved because the average copper scrap price increased less than the average product sales price.

RECYCLING -

Our recycling segment reported an adjusted operating profit of $5.7 million for the three months ended November 30, 2003 as compared with an adjusted operating profit of $1.4 million in 2002. Net sales for the three months ended November 30, 2003 were 37% higher at $132 million. Gross margins were 42% higher than the same period last year. The segment processed and shipped 430,000 tons of ferrous scrap during the three months ended November 30, 2003, 10% more than 2002. Ferrous sales prices were on average $124 per ton, or $35 (39%) higher than 2002. Nonferrous shipments were 2.5% lower at 54,000 tons. The average nonferrous scrap sales price of $1,139 per ton for the three months ended November 30, 2003 was 18% higher than in 2002. The total volume of scrap processed, including the steel group’s processing plants, was 734,000 tons, an increase of 10% from the 669,000 tons processed in 2002.

MARKETING AND DISTRIBUTION -

Net sales in the three months ended November 30, 2003 for our marketing and distribution segment increased 33% to $340 million as compared to net sales of $256 million in 2002. Adjusted operating profit for the three months ended November 30, 2003 was $6.3 million, as compared to $4.4 million in 2002, an increase of 42%. Markets were solid in several geographic regions and product lines. Sales to and within Asia, especially China, were up significantly. Also, the economy in Australia was still strong. Sales were level in Europe and imports into the United States were mixed. A number of product prices (as expressed in U.S. dollars) improved during the three months ended November 30, 2003. Gross margins were better for steel products and industrial raw materials, but were lower for nonferrous metal products. The increased profitability in marketing and distribution was largely due to our strategy in recent years to build up our regional business around the world and to increase our downstream presence.

On December 3, 2003, we purchased a 71.1% interest in Huta Zawiercie, S.A. in Zawiercie, Poland. Huta Zawiercie is a steel minimill, with annual capacity of about 1 million metric tons of primarily rebar and wire rod products. See Note I, Acquisitions, to the condensed consolidated financial statements. During the three months ended November 30, 2003, we recognized a $1.5 million gain on our forward purchases of Polish Zlotys related to this acquisition.

OTHER -

During the three months ended November 30, 2003, we incurred a $2.8 million charge from the purchase of $89 million of our notes otherwise due in 2005.

CONTINGENCIES -

See Note H, Contingencies, to the condensed consolidated financial statements.

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings, governmental investigations including environmental matters, and contract disputes. We may incur settlements, fines, penalties or judgments and otherwise become subject to liability because of some of these matters. While we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with these matters, we make accruals as amounts become probable and estimable. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and the uncertainties involved in litigation. Accordingly, we cannot always estimate a meaningful range of possible exposure. We believe that we have adequately provided in our financial statements for the estimable potential impact of these contingencies. We also believe that the outcomes will not significantly affect the long-term results of operations or our financial position. However, they may have a material impact on earnings for a particular period.

We are subject to federal, state and local pollution control laws and regulations in all locations where we have operating facilities. We anticipate that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.

NEAR-TERM OUTLOOK -

We expect our fiscal year ending August 31, 2004 to be significantly more profitable than 2003, primarily due to market improvements, the weakened U.S. dollar, acquisitions, internal cost reductions and productivity improvements. We expect that our second quarter, which is typically our weakest, will be relatively strong. We estimate that our net earnings (excluding any impact of adjusting our inventory valuation to the LIFO method which we are unable to estimate) will be between $7 million and $10 million for the three months ending February 28, 2004. We have noted signs of increasing demand in the U.S. manufacturing sector, and some improvement in construction. However, office, lodging and industrial construction will be slower to recover. Also, orders for capital goods are higher. Asian markets are relatively strong and European markets are partially recovering. We anticipate that our overall results will be better in the second half of 2004 as compared to the first half.

We anticipate our profits will be higher in 2004 in our manufacturing segment as compared to 2003 because of higher metal spreads and increased production, shipments and prices. We have implemented several price increases on most of our steel minimill products. Manufacturing margins are likely to be squeezed in the short run because the benefits of higher volumes and improved pricing will be offset by continued increased raw material costs as well as higher energy and freight costs. We are expecting these price increases to become fully effective during the second half of fiscal 2004. As a result, gross margins at our steel minimills should increase. We expect the gross margins in our fabrication and other related businesses to continue at current levels during the second quarter of fiscal 2004. However, these margins should improve later this year. The weak U.S. dollar, high freight costs, and strong Asian demand will minimize the impact of the Section 201 tariff repeal.

We anticipate that our recycling segment will continue to report significant profits, due to strong demand for steel scrap and nonferrous metal scrap and the relatively weak U.S. dollar.

Our marketing and distribution segment should remain consistently profitable during our fiscal 2004. We expect that our U.S. operations will be more profitable, but that our international operations will have lower profits in 2004 as compared to 2003. Overall prices and volumes should remain constant.

We anticipate that our capital spending for 2004 will be $61 million, excluding acquisition costs for Huta Zawiercie and Lofland. Most of these expenditures will be in our manufacturing segment including a major improvement project at our SMI-Texas melt shop. We believe that our purchase of Huta Zawiercie, S.A. and Lofland will be accretive to our 2004 earnings.

LONG-TERM OUTLOOK -

We believe we are well-positioned to exploit long-term opportunities. We expect stronger demand for our products due to the increased possibility of a recovery in demand throughout the major global economies as well as continued growth in developing countries. Emerging countries often have a higher growth rate for steel and nonferrous metals consumption. We believe that the demand will increase in Asia, particularly in China, as well as in Central and Eastern Europe.

We believe that there will be further consolidation in the industries in which we participate, and we plan to continue to participate in a prudent way. The reasons for further consolidation include an inadequate return on capital for most companies, numerous bankruptcies, a high degree of fragmentation, the need to eliminate non-competitive capacity and more effective marketing.

This outlook section contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, production rates, energy expense, freight expense, interest rates, inventory levels, acquisitions and general market conditions. These forward-looking statements generally can be identified by phrases such as we “will”, “expect”, “anticipate”, “believe”, “presume”, “think”, “plan to”, “should”, “likely”, “appear”, “project”, or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:

•	interest rate changes

•	construction activity

•	litigation claims and settlements

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes

•	metals pricing over which we exert little influence

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing

•	industry consolidation or changes in production capacity or utilization

•	global factors including credit availability

•	currency fluctuations

•	scrap, energy and freight prices

•	decisions by governments impacting the level of steel imports

•	pace of overall economic activity.

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

We rely upon cash flows from operating activities, and to the extent necessary, external short-term financing sources for liquidity. Our short-term financing sources include the issuance of commercial paper, sales of accounts receivable, short-term trade financing arrangements and borrowing under our bank credit facilities. From time to time, we have issued long-term public debt and private debt placements. Our investment grade credit ratings and general business conditions affect our access to external financing on a cost-effective basis. Depending on the price of our common stock, we may realize significant cash flows from the exercise of stock options.

Moody’s Investors Service (P-2) and Standard & Poor’s Corporation (A-2) rate our $275 million commercial paper program in the second highest category. To support our commercial paper program, we have an unsecured contractually committed revolving credit agreement with a group of sixteen banks. Our $275 million facility expires in August 2006. We plan to continue our commercial paper program and the revolving credit agreements in comparable amounts to support the commercial paper program.

For added flexibility, we may secure financing through sales of certain accounts receivable in an amount not to exceed $130 million and direct sales of accounts receivable. We may continually sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. Our long-term public debt was $362 million at November 30, 2003 and is investment grade rated by Standard & Poors’ Corporation (BBB) and by Moody’s Investors Services (Baa2). We believe we will have access to the public markets for potential refinancing or the issuance of additional long-term debt. In November 2003, we purchased $89 million of our 7.20% notes otherwise due in 2005, and issued $200 million of 5.625% rate notes due November 2013. See Note E, Long-term Debt to the condensed consolidated financial statements. Also, we have numerous informal, uncommitted, nonbinding, short-term credit facilities available from domestic and international banks. These credit facilities are priced at bankers’ acceptance rates on a cost of funds basis.

In order to facilitate certain trade transactions, especially international, we utilize bank letters of credit to provide assurance of payment to our suppliers. These letters of credit may be for prompt payment or for payment at a future date conditional upon the bank finding the documentation presented to be in strict compliance with all terms and conditions of the letter of credit. Our banks issue these letters of credit under informal, uncommitted lines of credit which are in addition to the committed revolving credit agreement. In some cases, if our suppliers choose to discount the future dated obligation we may absorb the discount cost.

Credit ratings affect our ability to obtain short and long-term financing and the cost of such financing. If the rating agencies were to reduce our credit ratings, we would pay higher financing costs and probably would have less availability of the informal, uncommitted facilities. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, industry condition and contingencies. Maintaining our investment grade ratings is a high priority for us.

Certain of our financing agreement include various covenants. The most restrictive of these covenants requires us to maintain an interest coverage ratio of greater than three times and a debt to capitalization ratio of 55%, as defined in the financing agreement. A few of the agreements provide that if we default on the terms of another financing agreement, it is considered a default under these agreements. We have complied with the requirements, including the covenants of our financing agreements as of and for the three months ended November 30, 2003.

Our revolving credit and accounts receivable securitization agreements include ratings triggers. The trigger in the revolving credit agreement is solely a means to reset pricing for facility fees and, if a borrowing occurs, on loans. Within the accounts receivable securitization agreement, the ratings trigger is contained in a “termination event”, but the trigger requires a combination of ratings actions on behalf of two independent rating agencies and is set at levels six ratings categories below our current rating.

Our manufacturing and recycling businesses are capital intensive. Our capital requirements include construction, purchases of equipment and maintenance capital at existing facilities. We plan to invest in new operations, working capital to support the growth of our businesses, and pay dividends to our stockholders.

We continue to assess alternative means of raising capital, including potential dispositions of under-performing or non-strategic assets. Any potential future major acquisitions could require additional financing from external sources such as the issuance of common or preferred stock.

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

The volume and pricing of orders from our U.S. customers in the construction sector affects our cash flows from operating activities. The pace of economic expansion and retraction of major industrialized markets outside of the United States also significantly affects our cash flows from operating activities. The weather can influence the volume of products we ship in any given period. Also, the general economy, the strength of the U.S. dollar, governmental action, and various other factors beyond our control influence our volume and prices. Periodic fluctuations in our prices and volumes can result in variations in cash flows from operations. Despite these fluctuations, we have historically relied on operating activities as a steady source of cash.

We used $59.3 million of net cash flows in our operating activities for the three months ended November 30, 2003 as compared to the $53.1 million of net cash flows used by our operating activities for the three months ended November 30, 2002. Net earnings were $10.4 million higher for the three months ended November 30, 2003 as compared to 2002. Net working capital increased to $540 million at

November 30, 2003 from $399 million at August 31, 2003 primarily because of increased accounts receivable (primarily in marketing and distribution) and inventories (primarily in manufacturing and marketing and distribution).

We invested $7.1 million in property, plant and equipment during the three months ended November 30, 2003, which was less than during 2002. We expect our capital spending for fiscal 2004 to be $61 million, excluding our acquisitions of Huta Zawiercie and Lofland. We assess our capital spending each quarter and reevaluate our requirements based upon current and expected results.

In November 2003, we issued $200 million of long-term notes due in 2013. The proceeds from this offering were used in November 2003 to purchase $89 million of our notes otherwise due in 2005, and finance our purchases of Huta Zawiercie and Lofland in December 2003.

At November 30, 2003, 28,325,301 common shares were issued and outstanding, with 3,939,865 held in our treasury. We paid dividends of $2.2 million during the three months ended November 30, 2003, approximately the same amount paid during 2002. During the three months ended November 30, 2002, we purchased 100,000 shares of our common stock at an average price of $16.13 per share. These shares were held in our treasury. We purchased no shares during the three months ended November 30, 2003.

We believe that we have sufficient liquidity for fiscal 2004.

CONTRACTUAL OBLIGATIONS -

The following table represents our contractual obligations as of November 30, 2003 below (dollars in thousands):

		Payments Due Within *

			2-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Contractual Obligations:
Long-term Debt (1)	$362,983	$618	$12,256	$50,037	$300,072
Operating Leases (2)	32,852	8,151	10,771	5,811	8,119
Unconditional Purchase Obligations (3)	176,858	98,040	51,913	12,834	14,071

Total Contractual Cash Obligations	$572,693	$106,809	$74,940	$68,682	$322,262

*	Cash obligations herein are not discounted.

(1)	Total amounts are included in the November 30, 2003 condensed consolidated balance sheet. See Note E, Long-Term Debt, to the condensed consolidated financial statements.

(2)	Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in effect as of November 30, 2003.

(3)	About 73% of these purchase obligations are for inventory items to be sold in the ordinary course of business; most of the remainder are for supplies associated with normal revenue-producing activities.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our customers and suppliers request. At November 30, 2003, we had committed $20.7 million under these arrangements. All of the commitments expire within one year.

At the request of a customer and its surety bond issuer, we have agreed to indemnify the surety against all costs the surety may incur should our customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. We are the customer’s primary supplier of steel, and steel is a substantial portion of our customer’s cost to perform the contracts. We believe we have adequate controls to monitor the customer’s performance under the contracts including payment for the steel we supply. As of November 30, 2003, the surety had issued bonds in the total amount (without reduction for the work performed to date) of $11.9 million which are subject to our guaranty obligation under the indemnity agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required hereunder for the Company is not materially different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures About Market Risk included in the Company’s Annual Report of Form 10-K for the year ended August 31, 2003, filed with the Securities Exchange Commission, and is therefore not presented herein.

Also, see Note G, Derivatives and Risk Management, to the condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

No change to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                     OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ending August 31, 2003, filed November 24, 2003, with the Securities and Exchange Commission.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not Applicable

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

     ITEM 5. OTHER INFORMATION

          Not Applicable

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits required by Item 601 of Regulation S-K.

2.1	Share Purchase Agreement dated July 22, 2003 between Impexmetal, S.A. and Commercial Metals (International) AG (filed herewith).

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

B.	Commercial Metals Company filed and/or furnished the following Form 8-K’s during the quarter ended November 30, 2003:

Form 8-K on October 14, 2003 under Items 9 and 12 for the purpose of furnishing the press release announcing Commercial Metals Company’s financial results for the fiscal year ended August 31, 2003.

Form 8-K on October 31, 2003 under Items 5 and 7 for the purpose of announcing the commencement of a tender offer for Commercial Metals Company’s 7.20% notes due 2005.

Form 8-K dated November 5, 2003 under Items 5 and 7 for the purpose of announcing the fixed price per $1,000 principal amount of notes tendered in Commercial Metals Company’s tender offer for its 7.20% notes due 2005.

Form 8-K dated November 6, 2003 under Items 5, 7 and 9 for the purpose of (1) announcing that Commercial Metals Company was proposing to make, subject to market and other conditions, an offering of up to $200 million aggregate principal amount of senior notes due 2013 in a private offering and (2) furnishing information pursuant to Regulation FD.

Form 8-K dated November 6, 2003 under Items 5 and 7 for the purpose of announcing that Commercial Metals Company had agreed to sell $200 million aggregate principal amount of senior notes due 2013 in a private offering.

Form 8-K dated November 7, 2003 under Items 5, 7 and 9 for the purpose of (1) announcing the expiration of Commercial Metals Company’s tender offer for its 7.20% notes due 2005 and (2) furnishing information pursuant to Regulation FD.

The Form 8-K information in this Item 6 identified as being “furnished” shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of Commercial Metals Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

/s/ William B. Larson

January 14, 2004	William B. Larson
Vice President & Chief Financial Officer

/s/ Malinda G. Passmore

January 14, 2004	Malinda G. Passmore
Controller

INDEX TO EXHIBITS

2.1	Share Purchase Agreement dated July 22, 2003 between Impexmetal, S.A. and Commercial Metals (International) AG (filed herewith).

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).