Form 10-Q
period 2004-02-29
COMMERCIAL METALS CO
filed 2004-04-14
CIK 22444

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004
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

As of April 6, 2004 there were 29,030,030 shares of the Company’s common stock issued and outstanding excluding 3,235,136 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS
(In thousands except share data)

	February 29,	August 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$59,128	$75,058
Accounts receivable (less allowance for collection losses of $16,662 and $9,275)	528,266	397,490
Inventories	475,529	310,816
Other	58,927	61,053

TOTAL CURRENT ASSETS	1,121,850	844,417
PROPERTY, PLANT AND EQUIPMENT:
Land	36,588	34,617
Buildings	164,969	127,780
Equipment	812,931	747,207
Leasehold improvements	39,745	38,117
Construction in process	21,858	15,503

	1,076,091	963,224
Less accumulated depreciation and amortization	(618,617)	(588,842)

	457,474	374,382
GOODWILL	31,681	6,837
OTHER ASSETS	62,230	49,770

	$1,673,235	$1,275,406

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands except share data)

	February 29,	August 31,
	2004	2003
CURRENT LIABILITIES:
Accounts payable — trade	$280,401	$225,880
Accounts payable — documentary letters of credit	143,895	74,782
Accrued expenses and other payables	156,534	126,971
Income taxes payable	1,179	1,718
Notes payable — CMCZ	46,715	—
Short-term trade financing arrangement	9,000	15,000
Current maturities of long-term debt	804	640

TOTAL CURRENT LIABILITIES	638,528	444,991
DEFERRED INCOME TAXES	50,045	44,419
OTHER LONG-TERM LIABILITIES	32,811	24,066
LONG-TERM DEBT	362,902	254,997
MINORITY INTEREST	30,651	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock	—	—
Common stock, par value $5.00 per share:
Authorized 100,000,000 and 40,000,000 Shares; Issued 32,265,166 shares; outstanding 28,825,642 and 27,994,690 shares	161,326	161,326
Additional paid-in capital	4,083	863
Accumulated other comprehensive income	10,089	2,368
Retained earnings	431,132	401,869

	606,630	566,426
Less treasury stock, 3,439,524 and 4,270,476 shares at cost	(48,332)	(59,493)

	558,298	506,933

	$1,673,235	$1,275,406

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands except share data)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
NET SALES	$1,068,060	$660,816	$1,898,067	$1,296,995
COSTS AND EXPENSES:
Cost of goods sold	939,445	592,896	1,676,933	1,168,015
Selling, general and administrative expenses	87,195	60,132	151,815	113,699
Interest expense	6,895	3,131	11,989	7,125
Loss on reacquisition of debt	280	—	3,072	—

	1,033,815	656,159	1,843,809	1,288,839

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	34,245	4,657	54,258	8,156
INCOME TAXES	11,876	1,724	19,261	3,018

EARNINGS BEFORE MINORITY INTEREST	22,369	2,933	34,997	5,138
MINORITY INTEREST	1,214	—	1,214	—

NET EARNINGS	$21,155	$2,933	$33,783	$5,138

Basic earnings per share	$0.74	$0.10	$1.19	$0.18
Diluted earnings per share	$0.71	$0.10	$1.15	$0.18
Cash dividends per share	$0.08	$0.08	$0.16	$0.16
Average basic shares outstanding	28,639,349	28,320,223	28,392,516	28,403,401
Average diluted shares outstanding	29,878,156	28,825,167	29,439,058	28,894,450

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	February 29,	February 28,
	2004	2003
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net earnings	$33,783	$5,138
Adjustments to reconcile net earnings to cash used by operating activities:
Depreciation and amortization	33,993	30,271
Loss on reacquisition of debt	3,072	—
Provision for losses on receivables	3,790	1,257
Tax benefits from stock plans	1,472	101
Minority interest	1,214	—
Deferred income taxes	974	998
Net loss (gain) on sale of property and other	(116)	763
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(142,728)	(9,587)
Accounts receivable sold	55,671	30,550
Inventories	(141,517)	(56,879)
Other assets	23,645	(14,012)
Accounts payable, accrued expenses, other payables and income taxes	42,188	(44,071)
Other long-term liabilities	3,820	3,394

Net Cash Used By Operating Activities	(80,739)	(52,077)
CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,572)	(22,564)
Sale of property, plant and equipment	420	162
Acquisitions of CMCZ and Lofland, net of cash acquired	(99,793)	—

Net Cash Used By Investing Activities	(113,945)	(22,402)
CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Increase in documentary letters of credit	69,113	9,395
Payments on short-term trade financing arrangement	(6,000)	—
Proceeds from issuance of long-term debt	200,000	—
Payments on long-term debt	(91,516)	(33)
Proceeds from notes payable — CMCZ	4,966	—
Stock issued under incentive and purchase plans	12,909	4,533
Treasury stock acquired	—	(9,191)
Dividends paid	(4,520)	(4,550)
Debt reacquisition and issuance costs	(4,989)	—

Net Cash From Financing Activities	179,963	154
Effect of exchange rate changes on cash	(1,209)	(326)

Decrease in Cash and Cash Equivalents	(15,930)	(74,651)
Cash and Cash Equivalents at Beginning of Year	75,058	124,397

Cash and Cash Equivalents at End of Period	$59,128	$49,746

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands except share data)

	Common Stock			Accumulated		Treasury Stock
			Add'l	Other
	Number of		Paid-in	Comprehensive	Retained	Number of
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total
Balance September 1, 2003:	32,265,166	$161,326	$863	$2,368	$401,869	(4,270,476)	$(59,493)	$506,933
Comprehensive income:
Net earnings for six months ended February 29, 2004					33,783			33,783
Other comprehensive income:
Foreign currency translation adjustment				6,647				6,647
Unrealized gain on derivative, net of taxes of $592				1,074				1,074

Comprehensive income								41,504
Cash dividends					(4,520)			(4,520)
Stock issued under incentive and purchase plans			1,748			830,952	11,161	12,909
Tax benefits from stock plans			1,472					1,472

Balance February 29, 2004	32,265,166	$161,326	$4,083	$10,089	$431,132	(3,439,524)	$(48,332)	$558,298

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — QUARTERLY FINANCIAL DATA

     The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2003, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet and statements of earnings, cash flows and stockholders’ equity for the periods indicated. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for a full year.

NOTE B — ACCOUNTING POLICIES

Stock-Based Compensation

     The Company accounts for stock options granted to employees and directors using the intrinsic value based method of accounting. Under this method, the Company does not recognize compensation expense for the stock options because the exercise price is equal to the market price of the underlying stock on the date of the grant. If the Company had used the fair value based method of accounting, net earnings and earnings per share would have been adjusted to the pro-forma amounts listed in the table below. The Black-Scholes option pricing model was used to calculate the pro forma stock-based compensation costs. For purposes of the pro forma disclosures, the assumed compensation expense is amortized over the options’ vesting periods.

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
(in thousands, except per share amounts)	2004	2003	2004	2003

Net earnings-as reported	$21,155	$2,933	$33,783	$5,138
Pro forma stock-based compensation cost	316	406	657	739

Net earnings-pro forma	$20,839	$2,527	$33,126	$4,399

Net earnings per share-as reported:
Basic	$0.74	$0.10	$1.19	$0.18
Diluted	$0.71	$0.10	$1.15	$0.18
Net earnings per share-pro forma:
Basic	$0.73	$0.09	$1.17	$0.15
Diluted	$0.70	$0.09	$1.13	$0.15

Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the classifications used in the current period.

Accounts Payable — Documentary Letters of Credit

     In order to facilitate certain trade transactions, especially international, the Company utilizes documentary letters of credit to provide assurance of payment to its suppliers. These letters of credit may be for prompt payment or for payment at a future date conditional upon the bank finding the documentation presented to be in strict compliance with all terms and conditions of the letter of credit. The banks issue these letters of credit under informal, uncommitted lines of credit which are in addition to the Company’s contractually committed revolving credit agreement. In some cases, if the Company’s suppliers choose to discount the future dated obligation, the Company may absorb the discount cost. The amounts currently payable under letters of credit in connection with such discount arrangements are classified as Accounts Payable — Documentary Letters of

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit and the related discount charges are included as a component of interest expense in the condensed consolidated financial statements.

NOTE C — ACQUISITIONS

     On December 3, 2003, the Company’s Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), of Zawiercie, Poland for 200 million Polish Zlotys (PLN), $51.9 million on the acquisition date. In connection with the acquisition, the Company also assumed debt of 176 million PLN ($45.7 million), acquired $3.8 million in cash and incurred $1.7 million of directly related costs. CMCZ operates a steel minimill similar to those operated by the Company’s steel group with total annual capacity of over 1 million metric tons consisting of rebar and wire rod products as well as merchant bar. With this acquisition, the Company has become a significant manufacturer of rebar and wire rod in a key Central European market.

On December 23, 2003, the Company acquired 100% of the stock of Lofland Acquisition, Inc. (Lofland) for $48.8 million cash, $9 million of which was placed in escrow which could be used to resolve any claims that the Company might have against the sellers for up to eighteen months post-acquisition. The Company also incurred $1.1 million of external costs directly related to this acquisition. Lofland is the sole stockholder of the Lofland Company and subsidiaries which operate steel reinforcing bar fabrication and construction-related product sales facilities from 11 locations in Texas, Arkansas, Louisiana, Oklahoma, New Mexico and Mississippi. This acquisition complements the Company’s existing Texas rebar fabrication and construction-related product sales operations and expands the Company’s service areas in each of the neighboring states.

The following is a summary of the allocation of purchase price as of the date of the acquisitions (in thousands). Although the Company does not anticipate any material changes, these purchase price allocations may be revised following the completion of the valuation process. The minority interest in CMCZ is recorded at historical cost.

	CMCZ	Lofland	Total
Accounts receivable	$42,355	$18,894	$61,249
Inventories	30,360	5,150	35,510
Property, plant and equipment	87,444	10,242	97,686
Goodwill	—	24,876	24,876
Other intangible assets	3,451	9,700	13,151
Other assets	8,298	1,239	9,537
Liabilities	(46,597)	(20,135)	(66,732)
Debt	(45,717)	—	(45,717)
Minority interest	(29,767)	—	(29,767)

	$49,827	$49,966	$99,793

Inventory costs for Lofland and CMCZ are determined on the first-in, first out (FIFO) method. The intangible assets acquired include customer base, non-competition agreement, favorable land leases and production backlog, all of which have finite lives and will be amortized over lives from one year (for the backlog) to 96 years (for the favorable land leases), with a weighted average life of 34 years. Also, the acquisition of Lofland resulted in a brand name of $2.3 million with an indefinite life. From the estimates reported at November 30, 2003, Lofland’s other intangible assets decreased by $3.3 million and goodwill increased by $10.3 million primarily due to changes in the estimated valuation of the customer base and the non-competition agreement and assessment of deferred tax impacts. From November 30, 2003, the estimated valuations of CMCZ’s inventories decreased by approximately $2.6 million and property, plant and equipment increased by $2.8 million. For tax purposes, the Company expects to be able to deduct approximately $4 million of goodwill related to carry-over tax attributes. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2004 — $1.9 million; 2005 — $1.6 million; 2006 — $1.2 million; 2007 — $1.0 million

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and 2008 — $326 thousand. The fair value estimates were determined either on a market-based or income-based approach.

The following pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of CMCZ and Lofland had taken place at the beginning of the period. The pro forma information includes primarily adjustments for amortization of acquired intangible assets, depreciation expense based upon the new basis of property, plant and equipment, and interest expense for assumed debt. The Company considers its investment in Poland to be permanent, and therefore does not provide for U.S. income taxes on the earnings of CMCZ. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
(in thousands except per share data)	2004	2003	2004	2003

Net sales	$1,075,356	$739,966	$2,014,730	$1,456,798
Net earnings	20,977	1,188	34,607	3,671
Diluted earnings per common share	0.70	0.04	1.18	0.13

NOTE D — SALES OF ACCOUNTS RECEIVABLE

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

     At February 29, 2004 and August 31, 2003, uncollected accounts receivable of $183 million and $152 million, respectively, had been sold to CMCR. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 70% and 100% at February 29, 2004 and August 31, 2003 respectively. At February 29, 2004 the Buyer owned $55 million in Participation Interests in CMCR’s accounts receivable pool, which was reflected as a reduction in accounts receivable on the Company’s condensed consolidated balance sheet. At August 31, 2003, no Participation Interests in CMCR’s accounts receivable pool were owned by the Buyer.

     Discounts (losses) on the sales of accounts receivable to the Buyer under this Program were $332 thousand and $448 thousand for the three and six months ended February 29, 2004, respectively, and $188 thousand and $311 thousand for the three and six months ended February 28, 2003, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.

     In addition to the Securitization Program described above, the Company’s international subsidiaries periodically sell accounts receivable. Uncollected accounts receivable that had been sold under these arrangements and removed from the consolidated balance sheets were $21.5 million and $20.8 million at February 29, 2004 and August 31, 2003, respectively.

NOTE E — INVENTORIES

     Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $28.2 million and $17.4 million at February 29, 2004 and August 31, 2003, respectively, inventories valued under the first-in, first-out method approximated replacement cost. Approximately $46.3 million and $20.5 million were in raw materials at February 29, 2004 and August 31, 2003, respectively. The majority of the Company’s inventories are in finished goods, with minimal work in process.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F — LONG TERM DEBT

     Long-term debt (in thousands) was as follows:

	February 29,	August 31,
	2004	2003
7.20% notes due 2005	$10,455	$104,185
6.80% notes due 2007	50,000	50,000
6.75% notes due 2009	100,000	100,000
5.625% notes due 2013	200,000	—
Other	3,251	1,452

	363,706	255,637
Less current maturities	804	640

	$362,902	$254,997

In November 2003, the Company repurchased $89 million of its 7.20% notes due in 2005. In February 2004, the Company repurchased $1 million of the 7.20% notes. The Company recorded pre-tax charges of $280 thousand and $3.1 million for the three and six months ended February 29, 2004, respectively, resulting from the cash payments made to retire the notes. The $3.1 million was in excess of the $4.2 million of cash proceeds received by the Company upon settlement of a related interest rate swap. Also, in November 2003, the Company issued $200 million of its 5.625% notes due in November 2013. Interest is payable semiannually. The Company had entered into an interest rate lock on $100 million of the new debt resulting in an effective rate of 5.54%.

On April 9, 2002 the Company entered into two interest rate swaps to convert a portion of the Company’s long term debt from a fixed interest rate to a floating interest rate. The impact of these swaps adjusted the amount of fixed rate and floating rate debt and reduced overall financing costs. At February 29, 2004, these hedges remained in effect and were effective for the $10 million remaining on the 7.20% notes. The swaps effectively converted the interest rate on the $100 million notes ($10 million remaining at February 29, 2004) due July 2005 from the fixed rate of 7.20% to the six month LIBOR (determined in arrears) plus a spread of 2.02%. The interest rate is set on January 15th and July 15th, and for the three and six months ended February 29, 2004, was estimated to be an annualized rate of 3.43%. The total fair value of both swaps, including accrued interest, was $500 thousand and $4.6 million at February 29, 2004 and August 31, 2003, respectively. The swaps are recorded in other long-term assets, with a corresponding increase in the 7.20% long-term notes, representing the change in fair value of the hedged debt.

On March 26, 2004, CMCZ borrowed 150 million PLN ($38.4 million) under a five year term note with a group of four banks. The term note was used to refinance a portion of CMCZ’s notes payable. The note has scheduled principal and interest payments in eight equal semi-annual installments beginning in September 2005. Interest is accrued at the Warsaw Interbank Offered Rate (WIBOR) plus 1.25% and was fixed at 6.71% for three months. The term note is collateralized by CMCZ’s fixed assets. In March 2004, CMCZ also entered into a revolving credit facility with the same group of banks with maximum borrowings of 60 million PLN ($15.4 million) bearing interest at WIBOR plus 0.8% and collateralized by CMCZ’s accounts receivable. The facility was drawn down in stages, and the interest rate, which resets daily, was approximately 5.65%. The proceeds were used by CMCZ to payoff the remainder of the notes payable and for working capital. The term note and the revolving credit facility contain certain financial covenants for CMCZ. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE G — EARNINGS PER SHARE

     In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three or six months ended February 29, 2004 or February 28, 2003. The reconciliation of the denominators of earnings per share calculations are as follows:

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Shares outstanding for basic earnings per share	28,639,349	28,320,223	28,392,516	28,403,401
Effect of dilutive securities-stock options/purchase plans	1,238,807	504,944	1,046,542	491,049

Shares outstanding for diluted earnings per share	29,878,156	28,825,167	29,439,058	28,894,450

Stock options with total share commitments of 35,247 at February 29, 2004 were anti-dilutive based on the average share price for the quarter of $28.57. Stock options with total share commitments of 1,208,863 were anti-dilutive at February 28, 2003 based on the average share price of $15.42 for the quarter. All stock options expire by 2011.

At February 29, 2004, the Company had authorization to purchase 1,116,152 of its common shares.

In January 2004, the Company’s stockholders increased the aggregate number of shares of common stock that are authorized for issuance to 100,000,000.

On March 5, 2004, the Company granted additional stock options with total share commitments of 857,325 at $31.125 per share.

NOTE H- DERIVATIVES AND RISK MANAGEMENT

     The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. The Company designates only those contracts as hedges for accounting purposes, which closely match the terms of the underlying transaction. These hedges resulted in substantially no ineffectiveness in the statements of earnings for the three or six months ended February 29, 2004 and February 28, 2003. Certain of the foreign currency and all of the commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following chart shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges (in thousands):

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
	Earnings (Expense)		Earnings (Expense)
Cost of goods sold (commodity instruments)	$2,160	$158	$1,271	$497
Net sales (foreign currency instruments)	(859)	427	(1,574)	(653)

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The company’s derivative instruments were recorded as follows on the condensed consolidated balance sheets (in thousands):

	February 29,	August 31,
	2004	2003
Derivative assets (other current assets)	$5,410	$1,809
Derivative liabilities (other payables)	5,602	1,690

The Company recognized a gain of $1.5 million during the six months ended February 29, 2004, relating to the forward purchase of Polish Zlotys in connection with the acquisition of CMCZ. This was recorded in net sales for the six months ended February 29, 2004.

All of the instruments are highly liquid, and none are entered into for trading purposes.

See Note F, Long-Term Debt, regarding the Company’s interest rate risk management strategies.

NOTE I — CONTINGENCIES

     There were no material developments relating to the Company’s contingencies during the three or six months ended February 29, 2004. See Note 9, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2003.

     In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provision has been made in the condensed consolidated financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular quarter.

     The Company has not entered into or modified any significant guarantees and no liability was recorded at February 29, 2004. The Company’s existing guarantees have been given at the request of a customer and its surety bond issurer. The Company has agreed to indemnify the surety against all costs that the surety may incur should the customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. As of February 29, 2004, the surety had issued bonds in the total amount (without reduction for the work performed to date) of $10.0 million, which are subject to the Company’s guarantee obligation under the indemnity agreement. The fair value of these guarantees is not significant.

The Company charged $1 million to selling, general and administrative expense during the three months ended February 28, 2003 relating to payments from a customer within 90 days of its bankruptcy filing, which were potentially voidable. This dispute was settled during the three months ended August 31, 2003 for $118 thousand.

NOTE J — BUSINESS SEGMENTS

Following the acquisitions of CMCZ and Lofland in December 2003 (see Note C - Acquisitions), the Company has five reportable segments: domestic mills, CMCZ, fabrication, recycling and marketing and distribution. Prior period results have been revised to be consistent with the current segment presentation.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The domestic mills segment includes the Company’s domestic steel minimills (including the scrap processing facilities which directly support these mills) and the copper tube minimill. The newly-acquired CMCZ minimill and subsidiaries in Poland have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are not similar to that of the Company’s domestic minimills. The fabrication segment consists of the steel group’s other steel and joist fabrication operations (including Lofland), fence post manufacturing plants, construction-related and other products. Following the acquisition of Lofland, the Company’s chief operating decision maker began reviewing the results of fabrication operations separately, thus necessitating the reporting of these operations as a separate segment. The recycling and marketing and distribution segments are as they have been previously reported. The corporate and eliminations segment contains eliminations of intersegment transactions, expenses of the Company’s corporate headquarters and interest expense relating to our long-term public debt and commercial paper program.

The following is a summary of certain financial information by reportable segment (in thousands):

			Three months ended February 29, 2004
	Domestic				Mktg. &	Corp.
	Mills	CMCZ	Fabrication	Recycling	Distrib.	& Elim.	Consol.
Net sales — unaffiliated customers	$190,687	$88,867	$216,998	$175,206	$396,212	$90	$1,068,060
Inter-segment sales	60,276	25,624	2,972	14,669	6,905	(110,446)	—

	250,963	114,491	219,970	189,875	403,117	(110,356)	1,068,060
Adjusted operating profit (loss)	15,985	6,221	(1,224)	17,702	8,825	(6,037)	41,472

		Three months ended February 28, 2003
	Domestic			Mktg. &	Corp.
	Mills	Fabrication	Recycling	Distrib.	& Elim.	Consol.
Net sales — unaffiliated customers	$135,771	$170,968	$93,952	$259,967	$158	$660,816
Inter-segment sales	38,589	648	6,516	4,839	(50,592)	—

	174,360	171,616	100,468	264,806	(50,434)	660,816
Adjusted operating profit (loss)	4,597	(3,449)	4,050	4,919	(2,141)	7,976

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

			Six months ended February 29, 2004
	Domestic				Mktg. &	Corp.
	Mills	CMCZ	Fabrication	Recycling	Distrib.	& Elim.	Consol.
Net sales — unaffiliated customers	$356,053	$88,867	$429,438	$295,690	$727,901	$118	$1,898,067
Inter-segment sales	107,437	25,624	4,160	26,077	15,597	(178,895)	—

	463,490	114,491	433,598	321,767	743,498	(178,777)	$1,898,067
Adjusted operating profit (loss)	30,594	6,221	4,492	23,436	15,092	(13,140)	66,695
Total assets-February 29, 2004	417,855	182,249	421,837	140,418	452,194	58,682	1,673,235

		Six months ended February 28, 2003
	Domestic			Mktg. &	Corp.
	Mills	Fabrication	Recycling	Distrib.	& Elim.	Consol.
Net sales — unaffiliated customers	$259,209	$343,060	$183,659	$510,703	$364	$1,296,995
Inter-segment sales	74,447	960	13,165	10,466	(99,038)	—

	333,656	344,020	196,824	521,169	(98,674)	1,296,995
Adjusted operating profit (loss)	8,282	(3,390)	5,454	9,350	(4,104)	15,592
Total assets-February 28, 2003	392,521	316,707	96,769	312,025	76,902	1,194,924

The following table provides a reconciliation of adjusted operating profit (loss) to net earnings (loss) (in thousands):

			Three months ended February 29, 2004
	Domestic				Mktg. &	Corp.
	Mills	CMCZ	Fabrication	Recycling	Distrib.	& Elim.	Consol.
Net earnings (loss)	$9,817	$2,824	$(732)	$11,879	$6,298	$(8,931)	$21,155
Minority interest	—	1,214	—	—	—	—	1,214
Income taxes (benefit)	6,121	1,288	(550)	5,805	2,173	(2,961)	11,876
Interest expense	21	895	54	—	323	5,602	6,895
Discounts on sales of accounts receivable	26	—	4	18	31	253	332

Adjusted operating profit (loss)	$15,985	$6,221	$(1,224)	$17,702	$8,825	$(6,037)	$41,472

		Three months ended February 28, 2003
	Domestic			Mktg. &	Corp.
	Mills	Fabrication	Recycling	Distrib.	& Elim.	Consol.
Net earnings (loss)	$3,071	$(2,348)	$2,565	$4,304	$(4,659)	$2,933
Income taxes (benefit)	1,487	(1,137)	1,465	501	(592)	1,724
Interest expense	2	31	(1)	77	3,022	3,131
Discounts on sales of accounts receivable	37	5	21	37	88	188

Adjusted operating profit (loss)	$4,597	$(3,449)	$4,050	$4,919	$(2,141)	$7,976

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

			Six months ended February 29, 2004
	Domestic				Mktg. &	Corp.
	Mills	CMCZ	Fabrication	Recycling	Distrib.	& Elim.	Consol.
Net earnings (loss)	$18,860	$2,824	$2,734	$15,747	$11,217	$(17,599)	$33,783
Minority interest	—	1,214	—	—	—	—	1,214
Income taxes (benefit)	11,640	1,288	1,676	7,651	3,444	(6,438)	19,261
Interest expense	32	895	73	1	370	10,618	11,989
Discounts on sales of accounts receivables	62	—	9	37	61	279	448

Adjusted operating profit (loss)	$30,594	$6,221	$4,492	$23,436	$15,092	$(13,140)	$66,695

		Six months ended February 28, 2003
	Domestic			Mktg. &	Corp.
	Mills	Fabrication	Recycling	Distrib.	& Elim.	Consol.
Net earnings (loss)	$5,321	$(2,315)	$3,465	$7,131	$(8,464)	$5,138
Income taxes (benefit)	2,882	(1,145)	1,950	2,044	(2,713)	3,018
Interest expense	6	60	—	99	6,960	7,125
Discounts on sales of accounts receivables	73	10	39	76	113	311

Adjusted operating profit (loss)	$8,282	$(3,390)	$5,454	$9,350	$(4,104)	$15,592

     The following presents external net sales by major product information for the Company (in thousands):

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Steel products	$635,142	$422,309	$1,136,760	$822,210
Industrial materials	137,070	55,071	234,105	109,280
Other products	295,848	183,436	527,202	365,505

Net sales	$1,068,060	$660,816	$1,898,067	$1,296,995

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CONSOLIDATED RESULTS OF OPERATIONS

(in millions)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net sales	$1,068.1	$660.8	$1,898.1	$1,297.0
Net earnings	21.2	2.9	33.8	5.1
EBITDA	58.8	22.8	99.0	45.5

We have included a financial statement measure in the table above that was not derived in accordance with generally accepted accounting principles (GAAP). We use earnings before interest expense, income taxes, depreciation and amortization (EBITDA) as a non-GAAP performance measure. In calculating EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization. EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of EBITDA. The results are therefore without consideration of financing alternatives of capital employed. We use EBITDA as one guideline to assess our unlevered performance return on our investments. EBITDA is also the target benchmark for our long-term performance plan for management. Reconciliations to net earnings are provided below (in millions):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net earnings	$21.2	$2.9	$33.8	$5.1
Income taxes	11.9	1.7	19.3	3.0
Interest expense	6.9	3.1	12.0	7.1
Depreciation and amortization	18.8	15.1	33.9	30.3

EBITDA	$58.8	$22.8	$99.0	$45.5

EBITDA increased by 158% to $58.8 million and by 118% to $99.0 million for the three and six months February 29, 2004, respectively, as compared to 2003. The following financial events were significant during the second quarter ended February 29, 2004:

–	We reported our highest net sales and net earnings ever.

–	In December 2003, we acquired a minimill in Poland and a rebar fabricator with operations in Texas and surrounding states, which significantly expanded our international manufacturing capabilities and enhanced our domestic market share in rebar fabrication.

–	The unprecedented rise in the price of steel scrap and a surge in non-ferrous scrap prices resulted in record profits for our recycling segment.

–	Selling price increases for our domestic mill products, along with high demand resulted in much higher profits in our domestic mill segment as compared to 2003.

–	Our new minimill in Poland experienced strong demand for its products and was profitable.

–	Margins in our fabrication segment were compressed because of the rapid increase in input costs, but results were better than last year.

–	Marketing and distribution’s adjusted operating profit was higher than last year’s second quarter, in spite of higher freight costs, due to continued demand in Asia (especially China), the improved U.S. economy, the weak U.S. dollar and low-end user inventories.

SEGMENT OPERATING DATA — (in thousands)

See Note J — Business Segments, to the condensed consolidated financial statements.

Following our acquisitions in December 2003, we have revised our segment reporting. We have maintained our recycling and marketing and distribution segments, but presented our new Polish minimill, CMC Zawiercie (CMCZ) separately because its economic characteristics are different from our domestic minimills. Our former manufacturing segment has been split into two segments: 1) domestic mills, including our four steel minimills and copper tube minimill and 2) fabrication, including our new rebar acquisition. Following our acquisition of the rebar fabricator, we made internal management reporting changes, which necessitated this change in segment reporting.

Our management uses adjusted operating profit (loss), to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes, and financing costs.

Unless otherwise indicated, all dollar amounts below are before income taxes.

The following table shows net sales and adjusted operating profit (loss) by business segment.

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
NET SALES:
Domestic Mills	$250,963	$174,360	$463,490	$333,656
CMCZ	114,491	—	114,491	—
Fabrication	219,970	171,616	433,598	344,020
Recycling	189,875	100,468	321,767	196,824
Marketing and Distribution	403,117	264,806	743,498	521,169
Corporate and Eliminations	(110,356)	(50,434)	(178,777)	(98,674)

	$1,068,060	$660,816	$1,898,067	$1,296,995

ADJUSTED OPERATING PROFIT (LOSS):
Domestic Mills	$15,985	$4,597	$30,594	$8,282
CMCZ	6,221	—	6,221	—
Fabrication	(1,224)	(3,449)	4,492	(3,390)
Recycling	17,702	4,050	23,436	5,454
Marketing and Distribution	8,825	4,919	15,092	9,350
Corporate and Eliminations	(6,037)	(2,141)	(13,140)	(4,104)

DOMESTIC MILLS -

We include our domestic steel minimills and our copper tube minimill in our domestic mill segment.

The table below reflects steel and scrap prices per ton:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Average mill selling price (total sales)	$339	$271	$324	$271
Average mill selling price (finished goods)	345	277	330	279
Average fabrication selling price	584	535	570	546
Average ferrous scrap purchase price	147	89	132	89

Our domestic mills segment’s adjusted operating profit for the three months ended February 29, 2004 increased by $11.4 million (247%) as compared to 2003 on $76.6 million (44%) more net sales. Net sales and adjusted operating profit were higher due to improved selling prices and increased shipments. Selling prices and shipments increased due to increased demand, which was partially due to the recovering U.S. economy. Also, the competition from foreign steel imports was less as a result of the weaker U.S. dollar. The mills’ production levels (tons melted and rolled) for the 2004 quarter were at or near all time records. These factors were partially offset by significant rapid increases in steel scrap purchase costs and increases in other input costs. Adjusted operating profits at all four mills were significantly higher in 2004 as compared to 2003. The largest increases in profitability were at SMI Alabama and SMI South Carolina. Adjusted operating profit at SMI Alabama increased $2.6 million (436%) for the three months ended February 29, 2004 as compared to 2003. SMI South Carolina reported $918 thousand in adjusted operating profit for the three months ended February 29, 2004 as compared to a $2.4 million adjusted operating loss in 2003. Adjusted operating profits at SMI Texas and SMI Arkansas increased 33% and 133%, respectively. The mills shipped 609,000 tons in the 2004 quarter as compared to 537,000 in 2003, an increase of 13%. Mill production increased as well, with tons rolled up 26% to 540,000. Tons melted increased 19% to 567,000. The average total mill selling price at $339 per ton was $68 (25%) above last year. Our average mill selling price for finished goods also increased $68 per ton (25%). However, average scrap purchase costs were $58 per ton (65%) higher than last year due primarily to increased demand resulting from higher production at U.S. minimills, coupled with the high level of scrap exports to the Far East, especially China. In spite of the increased scrap costs, our metal spread (the difference between our average total mill selling price and our average scrap purchase price) was $192 per ton, $10 per ton higher during the three months ended February 29, 2004 as compared to 2003. This increased metal spread more than offset cost increases for utilities and other inputs. Utility expenses increased by $2.9 million in 2004 as compared to 2003. Natural gas increased due to a combination of higher usage and rates, and electricity costs were higher due to usage from increased production. Costs for ferroalloys and graphite electrodes increased as well due largely to more demand from U.S. mills and the impact of the weaker U.S. dollar and higher ocean freight costs on these imported items.

Our copper tube mill’s adjusted operating profit increased $1.4 million (386%) to $1.7 million during the three months ended February 29, 2004 as compared to 2003. Copper tube shipments increased 16% to 15.9 million pounds due primarily to better weather in 2004 as compared to 2003. Production increased 11% to 16.4 million pounds. The average selling price increased 40 cents per pound (33%) to $1.59 for the three months ended February 29, 2004 as compared to $1.19 for the three months ended February 28, 2003. Strong demand in our housing and commercial markets outpaced supply of finished copper tube. The average copper scrap purchase cost increased 28 cents per pound (40%) during the three months ended February 29, 2004 as compared to 2003. The unusually strong copper market resulted in historically high costs for copper scrap. Our metal spreads improved by 12 cents per pound to 59 cents because the average copper scrap purchase cost increased less than the average copper tube sales price.

Adjusted operating profit for our four domestic steel minimills increased 313% for the six months ended February 29, 2004 as compared to 2003. The average total mill selling price at $324 per ton increased $53 (20%) in 2004 as compared to 2003. As a result, metal margins increased $10 per ton for the six months ended February 29, 2004 as compared to 2003. These higher margins more than offset increases in utilities and other input costs. Average scrap purchase costs were $43 per ton (48%) higher than last year. Utility expenses increased by $4.6 million for the six months ended February 29, 2004 as compared to 2003, due to higher natural gas and electricity costs. Electricity usage increased, but prices remained relatively stable. Natural gas costs increased due to both higher usage and prices. The mills shipped 1,175,000 tons year to date in 2004 as compared to 1,042,000 tons in 2003, an increase of 13%.

Our copper tube mill reported an adjusted operating profit of $3.9 million for the six months ended February 29, 2004 as compared to an adjusted operating profit of $631 thousand in 2003. Copper tube shipments increased 3.2 million pounds (11%) to 32.5 million pounds. Average selling prices increased by 33 cents per pound (29%) to $1.47 in 2004 as compared to $1.14 in 2003. The average copper scrap purchase cost increased by 22 cents per pound (32%) during the six months ended February 29, 2004 as compared to 2003.

CMCZ -

On December 3, 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), of Zawiercie, Poland for 200 million Polish Zlotys (PLN), $51.9 million on the acquisition date. In connection with the acquisition, we also assumed debt of 176 million PLN ($45.7 million). CMCZ operates a steel minimill similar to our domestic steel minimills with total annual capacity of over 1 million metric tons of rebar and wire rod products as well as merchant bar. With this acquisition, we have become a significant manufacturer of rebar and wire rod in a key Central

European market. See Note C — Acquisitions, to the condensed consolidated financial statements. We have presented CMCZ and its subsidiaries as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are not similar to that of our domestic minimills. CMCZ recorded net sales of $114 million and an adjusted operating profit of $6.2 million for the three months ended February 29, 2004. Historically, the period from December through February has been weak in terms of profits and shipments because of winter weather conditions. However, subsequent to our acquisition, the mill, in coordination with our international marketing and distribution operation, found new outlets for its products. CMCZ melted 375,000 tons, rolled 271,000 tons and shipped 390,000 tons, including billets, during the three months ended February 29, 2004. The average total mill selling price was $286 per ton (including 22% billets). The average scrap purchase cost was $147 per ton.

FABRICATION -

On December 23, 2003, we acquired 100% of the stock of Lofland Acquisition, Inc. (Lofland) for $48.8 million cash. Lofland is the sole stockholder of The Lofland Company and subsidiaries which operate steel reinforcing bar fabrication and construction-related product sales facilities from 11 locations in Texas, Arkansas, Louisiana, Oklahoma, New Mexico and Mississippi. This acquisition complements our existing Texas rebar fabrication and construction-related product sales operations and expands our service areas in each of the neighboring states. See Note C — Acquisitions to the condensed consolidated financial statements. Following our acquisition of Lofland, we changed our internal management reporting structure, which necessitated our reporting fabrication (including Lofland) as a separate segment. See Note J - Business Segments to our condensed consolidated financial statements.

Our fabrication businesses reported an adjusted operating loss of $1.2 million for the three months ended February 29, 2004 as compared to an adjusted operating loss of $3.4 million in 2003. However, net sales were $220 million in 2004, an increase of $48 million (28%) as compared to 2003. Lofland accounted for $18 million of this increase. Although shipments and selling prices increased, we recorded a loss in 2004 primarily because the overall purchase costs from our steel suppliers increased more than our selling prices. Our sales prices did not increase as fast as our steel purchase costs because much of our fabrication work is sold months in advance at a fixed price. We recorded contract loss provisions in excess of $1 million during the three months ended February 29, 2004 on firm sales commitments at various fabrication operations, the largest of which was at Lofland. Construction activity varied by region. Some private nonresidential construction markets were more active, while others remained flat. Public construction continued at a solid level. Fabrication plant shipments totaled 286,000 tons, 24% more than last year’s second quarter shipments of 231,000 tons. Our acquisition of Lofland resulted in 23,000 additional tons. The remainder of the increase was due to the acquisitions of several small rebar fabrication operations during the last half of fiscal 2003 and higher shipments at Fontana Steel. The average fabrication selling price for the three months ended February 29, 2004 increased $49 per ton (9%) to $584 as compared to 2003. However, rebar fabrication, construction related products, steel post plants, steel joist manufacturing and structural steel fabrication were all adversely affected by higher input costs during the three months ended February 29, 2004 as compared to 2003. We are continuing to evaluate certain facilities which are performing under expectations or for which we are considering alternative uses. Our current estimates of cash flows do not indicate that the assets are impaired. However, these estimates and expected uses could change resulting in asset impairments. During the three months ended February 28, 2003, we recorded a $1 million loss provision for payments from a customer within 90 days of its bankruptcy filing, which were potentially voidable. This dispute was settled during the three months ended August 31, 2003 for $118 thousand.

Our fabrication businesses reported an adjusted operating profit of $4.5 million for the six months ended February 29, 2004 as compared to an adjusted operating loss of $3.4 million in 2003. Fabrication plant shipments for the six months ended February 29, 2004 were 566,000 tons, an increase of 26% as compared to 2003. The average fabrication selling price increased $24 per ton (4%) to $570. However, our steel purchase costs increased significantly especially during the second quarter of 2004. Also, professional services (primarily legal) expenses, decreased by $1.7 million in 2004 as compared to 2003 due to the settlement of contingencies at SMI-Owen during the second half of 2003.

RECYCLING -

Our recycling segment reported an adjusted operating profit of $17.7 million for the three months ended February 29, 2004 as compared with an adjusted operating profit of $4.1 million in 2003. Net sales for the three months ended February 29, 2004 were 89% higher at $190 million. Gross margins in 2004 doubled as compared to 2003. Ferrous and nonferrous selling prices significantly increased because demand from Far Eastern buyers, especially China, and the weaker U.S. dollar, resulted in more scrap exports by our competitors. In addition, domestic demand for scrap increased due to the recovering U.S. economy. The segment processed and shipped 493,000 tons of ferrous scrap during the three months ended February 29, 2004, 32% more than 2003. Ferrous sales prices increased $77 (82%) to $171 per ton as compared to 2003. Nonferrous shipments were 15% higher at 63,000 tons. The average nonferrous scrap sales price of $1,371 per ton for the three months ended February 29, 2004 was 34% higher than in 2003. The total volume of scrap processed, including all of our domestic processing plants, was 838,000 tons, an increase of 31% from the 642,000 tons processed in 2003. Volumes were up due to increased demand caused by the recovery in the global economy.

Our recycling segment reported an adjusted operating profit of $23.4 million for the six months ended February 29, 2004 as compared to an adjusted operating profit of $5.5 million in 2003. Year to date gross margins were 72% higher than in 2003, due to increased selling prices and shipments for both ferrous and nonferrous scrap. For the six months ended February 29, 2004, ferrous and nonferrous scrap selling prices increased by 64% and 28% respectively. The total volume of scrap processed and shipped during the six months ended February 29, 2004, including all of our domestic processing plants, was 1,572,000 tons, an increase of 20% from the 1,311,000 tons processed in 2003. Volumes increased due to increased demand caused by the recovering global economies and the weak U.S. dollar.

MARKETING AND DISTRIBUTION -

Net sales increased $138 million (52%) for the three months ended February 29, 2004 as compared to 2003, $25 million of which resulted from foreign currency fluctuations. Adjusted operating profit for the three months ended February 29, 2004 was $8.8 million, as compared to $4.9 million in 2003, an increase of 79%. The net effect of foreign currency fluctuations on our adjusted operating profit was $553 thousand. Markets were favorable in several geographic regions and product lines. Sales to and within Asia, especially China, were up significantly. Also, the economy in Australia was still strong. Adjusted operating profits increased in Europe. Imports into the United States were mixed with a significant decline in our steel imports, but sales of industrial raw materials increased. Most product prices (as expressed in U.S. dollars) improved during the three months ended February 29, 2004 as compared to 2003. Gross margins were better for steel products and industrial raw materials, but were lower for nonferrous metal products. The increased profitability in marketing and distribution was largely due to our strategy in recent years to build up our regional business around the world and to increase our downstream presence.

Net sales for the six months ended February 29, 2004 increased by $222 million (43%), $46 million of which was due to foreign currency fluctuations. Adjusted operating profit for the six months ended February 29, 2004 for our marketing and distribution segment increased to $15.1 million as compared to $9.4 million in 2003 due mostly to better results from our international operations and increased sales and margins for our imports of industrial raw materials in the U.S. Foreign currency fluctuations accounted for $1.1 million of the increase. Adjusted operating profits increased for Europe and Australia. Sales into Asia, including China were strong during the six months ended February 29, 2004 as compared to 2003. During the six months ended February 29, 2004, we recognized a $1.5 million gain on our forward purchases of Polish Zlotys related to our acquisition of CMCZ.

CORPORATE AND ELIMINATIONS -

During the six months ended February 29, 2004, we incurred a $3.1 million charge from the repurchase of $90 million of our notes otherwise due in 2005. Discretionary items, such as bonuses and profit sharing increased commensurate with increased profitability for the three and six months ended February 29, 2004 as compared to 2003. Also, professional services expenses increased $1.5 million and $1.9 million, respectively for the three and six months ended February 29, 2004 as compared to 2003 due primarily to costs associated with compliance with Section 404 of Sarbanes Oxley.

CONSOLIDATED DATA -

The LIFO method of inventory valuation decreased net earnings by $6.2 million and $1.9 million (21 cents and 7 cents per diluted share) for the three months ended February 29, 2004 and 2003, respectively. For the six months ended February 29, 2004 and February 28, 2003, after-tax LIFO expense was $7.0 million (24 cents per diluted share) and $1.8 million (6 cents per diluted share), respectively.

Overall selling, general and administrative expenses were $27 million (45%) higher during the three months ended February 29, 2004 as compared to 2003. Our acquisitions of CMCZ and Lofland accounted for $8.2 million of the increase. Also, bad debt expense increased $2.5 million for the six months ended February 29, 2004 as compared to 2003 due to higher sales and increased accounts receivable. During the three and six months ended February 29, 2004, interest expense increased by $3.8 million and $4.9 million, respectively, primarily due to additional long-term debt used to finance the Lofland and CMCZ acquisitions.

CONTINGENCIES -

See Note I — Contingencies, to the condensed consolidated financial statements.

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

NEAR-TERM OUTLOOK -

We expect our fiscal year ending August 31, 2004 to be significantly more profitable than 2003, primarily due to market improvements, the weakened U.S. dollar, our recent acquisition of CMCZ and productivity improvements. Earnings each month will be significantly influenced by the realized selling prices in our recycling, domestic mill and fabrication segments. We anticipate that the price of steel scrap will stop increasing and could decrease during our third quarter. Therefore, we expect that mill margins and fabrication margins will increase as the year progresses. Assuming that steel scrap prices gradually decrease, and our other selling prices remain substantially flat, we estimate that our net earnings per diluted share (including the impact of adjusting our inventory valuation to the LIFO method) will be between $0.55 and $0.75 for the three months ending May 31, 2004. Interest rates remain historically low, and economic and industry sector trends are generally strong. We expect some slowing of activity in China, because we believe that the government is trying to moderate the growth rate. Supply and demand factors for ferrous and nonferrous scrap are all positive. We anticipate that our overall results will be better in the second half of 2004 as compared to the first half.

We anticipate our profits will be higher in 2004 in our domestic mill segment as compared to 2003 because of higher metal spreads and increased production, shipments and selling prices. We have implemented several price increases on most of our steel minimill products. Manufacturing margins should improve in the short run as scrap purchase costs moderate, although the benefits of higher volumes and improved pricing will continue to be partially offset by higher energy and other input costs. We are expecting our selling price increases to become fully effective during the second half of fiscal 2004. As a result, gross margins at our steel minimills should increase.

As weather improves, we anticipate that our adjusted operating profit at CMCZ will increase during the second half of 2004 as compared to its results since our acquisition.

We expect the gross margins in our fabrication businesses to improve during the second half of fiscal 2004, as our new backlog was obtained at higher selling prices. However, job losses could increase if steel purchase prices continue to rise. This may particularly affect Lofland resulting in short-term losses for this operation. We believe that these losses will turn around as the backlog which we acquired (which included sales contracts at fixed prices) is depleted. However, Lofland may breakeven or report a slight adjusted operating loss for fiscal 2004. Also, we anticipate that fabrication bad debts may rise due to the negative impact of generally higher prices on some of our weaker customers.

We anticipate that our recycling segment will report significant profits during the second half of 2004, due to strong demand for steel scrap and nonferrous metal scrap and the effect of reduced competition due to continuing exports resulting from the relatively weak U.S. dollar and continued global demand. Ferrous scrap prices should peak and may decrease. Demand for nonferrous scrap should remain strong.

Our marketing and distribution segment should remain consistently profitable during our fiscal 2004. We expect that our U.S. operations should be more profitable in 2004 as compared to 2003. Our international operations should continue to be profitable in 2004. Overall prices and volumes should remain constant or increase. Increases in freight costs and bad debt expense could partially offset these positive factors.

We anticipate that our capital spending for 2004 will be $61 million, excluding acquisition costs for CMCZ and Lofland. Most of these expenditures will be at our steel minimills including a major improvement project at our SMI-Texas melt shop and capital expenditures of $6.2 million for CMCZ in Poland.

LONG-TERM OUTLOOK -

We believe that we are well-positioned to exploit long-term opportunities. We expect stronger demand for our products due to a recovery in demand throughout the major global economies as well as continued growth in developing countries. Emerging countries often have a higher growth rate for steel and nonferrous metals consumption. We believe that the demand will increase in Asia, particularly in China, as well as in Central and Eastern Europe.

We believe that there will be further consolidation in our industries, and we plan to continue to participate in a prudent way. The reasons for further consolidation include an inadequate return on capital for most companies, numerous bankruptcies, a high degree of fragmentation, the need to eliminate non-competitive capacity and more effective marketing.

LIQUIDITY AND CAPITAL RESOURCES -

We discuss liquidity and capital resources on a consolidated basis. Our discussion includes the sources and uses of our five operating segments and centralized corporate functions. We have a centralized treasury function and use inter-company loans to efficiently manage the short-term cash needs of our operating divisions. We invest any excess funds centrally.

We rely upon cash flows from operating activities, and to the extent necessary, external short-term financing sources for liquidity. Our short-term financing sources include the issuance of commercial paper, sales of accounts receivable, documentary letters of credit with extended terms, short-term trade financing arrangements and borrowing under our bank credit facilities. From time to time, we have issued long-term public and private debt. Our investment grade credit ratings and general business conditions affect our access to external financing on a cost-effective basis. Depending on the price of our common stock, we may realize significant cash flows from the exercise of stock options.

Moody’s Investors Service (P-2) and Standard & Poor’s Corporation (A-2) rate our $275 million commercial paper program in the second highest category. To support our commercial paper program, we have an unsecured contractually committed revolving credit agreement with a group of sixteen banks. Our $275 million facility expires in August 2006. The costs of our revolving credit agreement may be impacted by a change in our credit ratings. We plan to continue our commercial paper program and the revolving credit agreements in comparable amounts to support the commercial paper program. Also, we have numerous informal, uncommitted, nonbinding, short-term credit facilities available from domestic and international banks. These credit facilities are available to support import letters of credit, foreign exchange transactions and, in certain instances, short-term working capital loans.

Our long-term public debt was $360 million at February 29, 2004 and is investment grade rated by Standard & Poors’ Corporation (BBB) and by Moody’s Investors Services (Baa2). We believe we have access to the public markets for potential refinancing or the issuance of additional long-term debt. During the six months ended February 29, 2004, we purchased $90 million of our 7.20% notes otherwise due in 2005, and issued $200 million of 5.625% notes due November 2013. See Note F — Long-Term Debt to the condensed consolidated financial statements.

On March 26, 2004, we refinanced the notes payable that we assumed upon the acquisition of CMCZ with a five year term note with a group of four banks for 150 million PLN ($38.4 million) and a revolving credit facility with maximum borrowings of 60 million PLN ($15.4 million). The term note and the revolving credit facility contain certain financial covenants for CMCZ. We have not issued any guarantees for this debt. See Note F — Long-Term Debt, to the condensed consolidated financial statements.

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

Certain of our financing agreements include various covenants. Our revolving credit agreement contains financial covenants which require that we (a) not permit our ratio of consolidated long-term debt (including current maturities) to total capitalization (defined in our credit agreement as stockholders’ equity less intangible assets plus long-term debt) to be greater than 0.55 to 1.00 at any time and (b) not permit our ratio of consolidated EBITDA to consolidated interest expense for the past four consecutive fiscal quarters to be less than 3.00 to 1.00. At February 29, 2004, our ratio of consolidated debt to total capitalization was 0.41 to 1.00. Our ratio of consolidated EBITDA to interest expense for the six months ended February 29, 2004 was 8.25 to 1.00, which was approximately equal to the EBITDA ratio for the past four consecutive quarters. In addition, our credit agreement contains covenants that restrict our ability to, among other things:

•	create liens;

•	enter into transactions with affiliates;

•	sell assets;

•	in the case of some of our subsidiaries, guarantee debt; and

•	consolidate or merge.

The indenture governing our long-term public debt contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions, consolidate or merge and limits the ability of some of our subsidiaries to incur certain types of debt or to guarantee debt. We have complied with the requirements, including the covenants of our financing agreements as of and for the three months ended February 29, 2004.

Off-Balance Sheet Arrangement — For added flexibility, we may secure financing through sales of certain accounts receivable in an amount not to exceed $130 million (the Securitization Program) and direct sales of accounts receivable. We may continually sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. See Note D - Sales of Accounts Receivable, to the condensed consolidated financial statements. In the unlikely event that two independent rating agencies lower our credit rating by six categories below our current rating, the Securitization Program could be terminated by the Buyer. Also, the Securitization Program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement. We use the Securitization Program as a source of funding that is not reliant on either our short-term commercial paper program or our revolving credit facility. As such, we do not believe that any reductions in the capacity or termination of the Securitization Program would materially impact our financial position, cash flows or liquidity because we have access to other sources of external funding.

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

Cash Flows — Our cash flows from operating activities primarily result from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products. We also sell and rent construction-related products and accessories. We have a diverse and generally stable customer base. We use futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metals commodity prices. See Note H - Derivatives and Risk

Management, to the condensed consolidated financial statements. The volume and pricing of orders from our U.S. customers in the construction sector affects our cash flows from operating activities. The pace of economic expansion and retraction of major industrialized markets outside of the United States also significantly affects our cash flows from operating activities. The weather can influence the volume of products we ship in any given period. Also, the general economy, the strength of the U.S. dollar, governmental action, and various other factors beyond our control influence our volume and prices. Periodic fluctuations in our prices and volumes can result in variations in cash flows from operations. Despite these fluctuations, we have historically relied on operating activities as a steady source of cash.

We used $80.7 million of net cash flows in our operating activities for the six months ended February 29, 2004 as compared to the $52.7 million of net cash flows used by our operating activities for the six months ended February 28, 2003. Net earnings were $28.6 million higher for the six months ended February 29, 2004 as compared to 2003. However, net working capital increased by $70 million to $483 million at February 29, 2004 from $399 million at August 31, 2003, excluding the effect of our acquisitions of CMCZ and Lofland. Accounts receivable (excluding CMCZ and Lofland) increased $143 million. Although accounts receivable increased in all segments primarily due to higher selling prices and shipments, the majority of the increases were in recycling and marketing and distribution. Inventories increased $142 million due to higher purchase costs, higher quantities in anticipation of increased sales, goods in transit and foreign currency fluctuations primarily in Australia. The majority of the increase was in our marketing and distribution, domestic mills and fabrication segments.

Excluding the acquisitions of Lofland and CMCZ, we invested $14.6 million in property, plant and equipment during the six months ended February 29, 2004, which was less than during 2003. We expect our capital spending for fiscal 2004 to be $61 million, excluding our acquisitions of CMCZ and Lofland. We assess our capital spending each quarter and reevaluate our requirements based upon current and expected results.

In November 2003, we issued $200 million of long-term notes due in 2013. The proceeds from this offering were used to purchase $90 million of our notes otherwise due in 2005, and finance our purchases of CMCZ and Lofland.

At February 29, 2004 28,825,642 common shares were issued and outstanding, with 3,439,524 held in our treasury. During the six months ended February 29, 2004, we received $12.9 million from stock issued under our employee incentive and stock purchase plans as compared to $4.5 million in 2003. We paid dividends of $4.5 million during the six months ended February 29, 2004, approximately the same amount as we paid during 2003. We purchased no shares of our common stock during the six months ended February 29, 2004.

For the twelve months following February 29, 2004, our long-term debt service requirements will be minimal, as the earliest maturity of principal is for $10 million to be paid in July 2005. Our $9 million short-term trade financing arrangement will be self-liquidating with cash flows from our operating activities. We believe that we have sufficient liquidity from cash flows from operating activities and our short-term financing arrangements to enable us to meet our contractual obligations for the next twelve months.

CONTRACTUAL OBLIGATIONS -

The following table represents our contractual obligations as of February 29, 2004 (dollars in thousands):

		Payments Due Within *
			2-3	4-5	After
	Total	1 Year	Years	Years	5 Years
Contractual Obligations:
Long-term Debt (1)	$363,706	$804	$11,191	$51,639	$300,072
Interest	159,451	22,263	43,193	37,717	56,278
Operating Leases (2)	51,969	10,996	13,457	7,434	20,082
Unconditional Purchase Obligations (3)	210,447	45,076	90,109	61,191	14,071

Total Contractual Cash Obligations	$785,573	$79,139	$157,950	$157,981	$390,503

*	Cash obligations herein are not discounted.

(1)	Total amounts are included in the February 29, 2004 condensed consolidated balance sheet. See Note F — Long-Term Debt, to the condensed consolidated financial statements.

(2)	Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in effect as of February 29, 2004.

(3)	About 78% of these purchase obligations are for inventory items to be sold in the ordinary course of business; most of the remainder are for supplies associated with normal revenue-producing activities.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 29, 2004, we had committed $24.4 million under these arrangements. All of the commitments expire within one year.

At the request of a customer and its surety bond issuer, we have agreed to indemnify the surety against all costs the surety may incur should our customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. We are the customer’s primary supplier of steel, and steel is a substantial portion of our customer’s cost to perform the contracts. We believe we have adequate controls to monitor the customer’s performance under the contracts including payment for the steel we supply. As of February 29, 2004, the surety had issued bonds in the total amount (without reduction for the work performed to date) of $10.0 million which are subject to our guaranty obligation under the indemnity agreement.

FORWARD-LOOKING STATEMENTS -

This Form 10-Q contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, production rates, energy expense, freight expense, interest rates, inventory levels, acquisitions and general market conditions. These forward-looking statements generally can be identified by phrases such as we “will”, “expect”, “anticipate”, “believe”, “presume”, “think”, “plan to”, “should”, “likely”, “appear”, “project”, or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:

•	interest rate changes

•	construction activity

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes

•	metals pricing over which we exert little influence

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing

•	industry consolidation or changes in production capacity or utilization

•	global factors including credit availability and military uncertainties

•	credit availability

•	currency fluctuations

•	scrap, energy and freight prices

•	decisions by governments impacting the level of steel imports

•	pace of overall economic activity, particularly China.

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

Also, see Note H — Derivatives and Risk Management, to the condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

No change to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

          Not Applicable

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the registrant’s annual meeting of stockholders held January 22, 2004, the five nominees named in the Company’s Proxy Statement dated December 8, 2003, were elected to serve as directors, one nominee to a one year term and four to three year terms. There was no solicitation in opposition to the nominees for directors. The proposal to amend the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 40,000,000 to 100,000,000 was approved and the appointment of Deloitte & Touche, LLP, as independent auditors of the registrant for the fiscal year ending August 31, 2004 was ratified.

Additional information as to the vote on each nominee standing for election, all matters voted on at the meeting and directors continuing in office is provided below:

Proposal 1 — Election of Directors

	For	Withheld
Harold L. Adams	22,963,697	2,319,602
Moses Feldman	22,844,603	2,438,696
Ralph E. Loewenberg	22,963,678	2,319,621
Stanley A. Rabin	22,961,514	2,312,785
J. David Smith (1)	22,962,759	2,320,540

(1) elected to a one year term — all other nominees were elected to three year terms.

Directors continuing in office are:

A. Leo Howell
Anthony A. Massaro
Robert D. Neary
Dorothy G. Owen
Clyde P. Selig
Robert R. Womack

Proposal 2 — Amendment to increase authorized shares of common stock from 40,000,000 to 100,000,000.

For 19,942,611	Against 5,315,857	Abstain 24,831

Proposal 3 — Ratification of appointment of Deloitte & Touche LLP as independent auditors for the year ending August 31, 2004.

For 24,876,805	Against 391,116	Abstain 15,378

     ITEM 5. OTHER INFORMATION

          Not Applicable

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits required by Item 601 of Regulation S-K.*

2.	Agreement and Plan of Merger among Commercial Metals Company, LAI Acquisition Company, Lofland Acquisition, Inc., The Lofland Company, E. F. Private Equity Partners (Americas) L.P. and the Texas Growth Fund - 1995 Trust dated December 23, 2003 (Filed as Exhibit 2(b) to Commercial Metals’ Form, S-4 filed January 27, 2004 ((File NO. 333-112243)) and incorporated herein by reference).

3(i)(d)	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State February 5, 2004 (filed herewith).

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Does not include a long-term debt instrument representing less than ten percent of the assets of the Company and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Securities and Exchange Commission upon request.

B.	Commercial Metals Company filed and/or furnished the following Form 8-K’s during the quarter ended February 29, 2004:

Form 8-K on December 3, 2003 under Item 5 and 7 for the purpose of furnishing the press release announcing the acquisition of 71% of the outstanding shares of Huta Zawiercie S. A. on December 3, 2003.

Form 8-K on December 17, 2003 under Items 9 and 12 for the purpose of furnishing the press release announcing Commercial Metals Company’s financial results for the quarter ended November 30, 2003.

Form 8-K on December 23, 2003 under Items 5 and 7 for the purpose of furnishing the press release announcing the acquisition of The Lofland Company on December 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY
/s/ William B. Larson
April 13, 2004	William B. Larson
Vice President and Chief Financial Officer

/s/ Malinda G. Passmore
April 13, 2004	Malinda G. Passmore
Controller

INDEX TO EXHIBITS*

Exhibit No	Description

3(i)(d)	Certification of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State February 5,2004 (filed herewith).

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Does not include a long-term debt instrument representing less than ten percent of the assets of the Company and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Securities and Exchange Commission upon request.