Form 10-Q
period 2004-05-31
COMMERCIAL METALS CO
filed 2004-07-14
CIK 22444

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004
Commission File Number 1-4304

COMMERCIAL METALS COMPANY

(Exact Name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of incorporation of organization)	75-0725338 (I.R.S. Employer Identification Number)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

As of June 30, 2004, there were 29,216,707 shares of the Company’s common stock issued and outstanding excluding 3,048,459 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS
(In thousands except share data)

	May 31,	August 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$60,569	$75,058
Accounts receivable (less allowance for collection losses of $14,905 and $9,275)	695,759	397,490
Inventories	517,374	310,816
Other	54,123	61,053

TOTAL CURRENT ASSETS	1,327,825	844,417
PROPERTY, PLANT AND EQUIPMENT:
Land	35,343	34,617
Buildings	164,204	127,780
Equipment	810,992	747,207
Leasehold improvements	49,770	38,117
Construction in process	24,856	15,503

	1,085,165	963,224
Less accumulated depreciation and amortization	(632,664)	(588,842)

	452,501	374,382
GOODWILL	30,567	6,837
OTHER ASSETS	63,596	49,770

	$1,874,489	$1,275,406

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands except share data)

	May 31,	August 31,
	2004	2003
CURRENT LIABILITIES:
Accounts payable — trade	$356,575	$225,880
Accounts payable — documentary letters of credit	142,769	74,782
Accrued expenses and other payables	192,314	126,971
Income taxes payable	6,120	1,718
Notes payable — CMCZ	29,370	—
Short-term trade financing arrangement	6,000	15,000
Current maturities of long-term debt	854	640

TOTAL CURRENT LIABILITIES	734,002	444,991
DEFERRED INCOME TAXES	48,694	44,419
OTHER LONG-TERM LIABILITIES	38,813	24,066
LONG-TERM DEBT	402,028	254,997
MINORITY INTEREST	38,562	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock	—	—
Common stock, par value $5.00 per share:
Authorized 100,000,000 and 40,000,000 shares; Issued 32,265,166 shares; outstanding 29,147,853 and 27,994,690 shares	161,326	161,326
Additional paid-in capital	5,945	863
Accumulated other comprehensive income	9,819	2,368
Retained earnings	479,694	401,869

	656,784	566,426
Less treasury stock, 3,117,313 and 4,270,476 shares at cost	(44,394)	(59,493)

	612,390	506,933

	$1,874,489	$1,275,406

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands except share data)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
NET SALES	$1,407,206	$774,152	$3,305,273	$2,071,147
COSTS AND EXPENSES:
Cost of goods sold	1,205,037	699,732	2,885,042	1,867,747
Selling, general and administrative expenses	114,066	65,138	265,881	178,837
Interest expense	7,739	4,309	19,728	11,434

	1,326,842	769,179	3,170,651	2,058,018

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	80,364	4,973	134,622	13,129
INCOME TAXES	22,539	1,951	41,800	4,969

EARNINGS BEFORE MINORITY INTEREST	57,825	3,022	92,822	8,160
MINORITY INTEREST	6,941	—	8,155	—

NET EARNINGS	$50,884	$3,022	$84,667	$8,160

Basic earnings per share	$1.75	$0.11	$2.96	$0.29
Diluted earnings per share	$1.69	$0.11	$2.85	$0.28
Cash dividends per share	$0.08	$0.08	$0.24	$0.24
Average basic shares outstanding	29,027,454	28,047,456	28,604,162	28,284,752
Average diluted shares outstanding	30,134,716	28,147,577	29,670,944	28,645,492

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	May 31,
	2004	2003
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net earnings	$84,667	$8,160
Adjustments to reconcile net earnings to cash used by operating activities:
Depreciation and amortization	52,328	45,856
Minority interest	8,155	—
Loss on reacquisition of debt	3,072	—
Provision for losses on receivables	5,443	3,375
Tax benefits from stock plans	4,262	112
Asset impairment charge	2,940	—
Deferred income taxes	566	2,140
Net loss (gain) on sale of property and other	(523)	789
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(268,469)	(41,589)
Accounts receivable sold	34,967	44,973
Inventories	(162,823)	(21,775)
Other assets	9,822	(23,354)
Accounts payable, accrued expenses, other payables and income taxes	133,674	(43,234)
Other long-term liabilities	9,692	4,186

Net Cash Used By Operating Activities	(82,227)	(20,361)
CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33,215)	(35,936)
Sale of property, plant and equipment	2,192	136
Acquisitions of CMCZ and Lofland, net of cash acquired	(99,401)	—
Acquisition of Symons’ Denver, Co. business	—	(5,628)

Net Cash Used By Investing Activities	(130,424)	(41,428)
CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Increase in documentary letters of credit	67,987	10,660
Payments on short-term trade financing arrangement	(9,000)	—
Proceeds from issuance of long-term debt	238,400	—
Payments on long-term debt	(90,250)	(498)
Notes payable — CMCZ (net change)	(13,959)	—
Stock issued under incentive and purchase plans	15,919	4,588
Treasury stock acquired	—	(14,610)
Dividends paid	(6,842)	(6,802)
Debt reacquisition and issuance costs	(4,989)	—

Net Cash From (Used By) Financing Activities	197,266	(6,662)
Effect of exchange rate changes on cash	896	151

Decrease in Cash and Cash Equivalents	(14,489)	(68,300)
Cash and Cash Equivalents at Beginning of Year	75,058	124,397

Cash and Cash Equivalents at End of Period	$60,569	$56,097

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands except share data)

	Common Stock			Accumulated		Treasury Stock
			Add'l	Other
	Number of		Paid-in	Comprehensive	Retained	Number of
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total
Balance September 1, 2003:	32,265,166	$161,326	$863	$2,368	$401,869	(4,270,476)	$(59,493)	$506,933
Comprehensive income:
Net earnings for nine months ended May 31, 2004					84,667			84,667
Other comprehensive income:
Foreign currency translation adjustment				6,396				6,396
Unrealized gain on derivative, net of taxes of $568				1,055				1,055

Comprehensive income								92,118
Cash dividends					(6,842)			(6,842)
Stock issued under incentive and purchase plans			820			1,153,163	15,099	15,919
Tax benefits from stock plans			4,262					4,262

Balance May 31, 2004	32,265,166	$161,326	$5,945	$9,819	$479,694	(3,117,313)	$(44,394)	$612,390

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — QUARTERLY FINANCIAL DATA

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2003, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet and statements of earnings, cash flows and stockholders’ equity for the periods indicated. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for a full year.

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

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	May 31,		May 31,
	2004	2003	2004	2003
Net earnings-as reported	$50,884	$3,022	$84,667	$8,160
Pro forma stock-based compensation cost	1,080	588	1,736	1,265

Net earnings-pro forma	$49,804	$2,434	$82,931	$6,895

Net earnings per share-as reported:
Basic	$1.75	$0.11	$2.96	$0.29
Diluted	$1.69	$0.11	$2.85	$0.28
Net earnings per share-pro forma:
Basic	$1.72	$0.09	$2.90	$0.24
Diluted	$1.65	$0.09	$2.80	$0.24

Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the classifications used in the current period.

Accounts Payable — Documentary Letters of Credit

     In order to facilitate certain trade transactions, especially international, the Company utilizes documentary letters of credit to provide assurance of payment to its suppliers. These letters of credit may be for prompt payment or for payment at a future date conditional upon the bank finding the documentation presented to be in strict compliance with all terms and conditions of the letter of credit. The banks issue these letters of credit under informal, uncommitted lines of credit which are in addition to the Company’s contractually committed revolving credit agreement. In some cases, if the Company’s suppliers choose to discount the future dated obligation, the Company may pay the discount cost. The amounts currently payable under letters of credit in connection with such discount arrangements are classified as Accounts Payable — Documentary Letters of

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit. In the prior year, these amounts were included as a component of accounts payable and the related fluctuation was included in cash flows from operations. These prior year amounts were reclassified to conform to the current year presentation. The related discount charges are included as a component of interest expense in the condensed consolidated financial statements.

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

On December 23, 2003, the Company acquired 100% of the stock of Lofland Acquisition, Inc. (Lofland) for $48.8 million cash, $9 million of which was placed in escrow which could be used to resolve any claims that the Company might have against the sellers for eighteen months post-acquisition. During the three months ended May 31, 2004, the Company settled certain claims against the escrow for $392 thousand. At May 31, 2004, $7 million remains in escrow. The Company also incurred $1.1 million of external costs directly related to this acquisition. Lofland is the sole stockholder of the Lofland Company and subsidiaries which operate steel reinforcing bar fabrication and construction-related product sales facilities from 11 locations in Texas, Arkansas, Louisiana, Oklahoma, New Mexico and Mississippi. This acquisition complemented the Company’s existing Texas rebar fabrication and construction-related product sales operations and expanded the Company’s service areas in each of the neighboring states.

The following summarizes the allocation of the purchase prices as of the date of the acquisitions (in thousands). Although the Company does not anticipate any material changes, these purchase price allocations may be revised following the completion of additional environmental studies and revisions to tax liability estimates. The minority interest in CMCZ is recorded at historical cost.

	CMCZ	Lofland	Total
Accounts receivable	$42,355	$18,894	$61,249
Inventories	30,360	5,139	35,499
Property, plant and equipment	86,994	10,268	97,262
Goodwill	—	23,730	23,730
Other intangible assets	3,451	9,300	12,751
Other assets	8,282	1,219	9,501
Liabilities	(46,131)	(18,976)	(65,107)
Debt	(45,717)	—	(45,717)
Minority interest	(29,767)	—	(29,767)

	$49,827	$49,574	$99,401

Inventory costs for Lofland and CMCZ were determined on the first-in, first out (FIFO) method. The intangible assets acquired include customer base, non-competition agreement, favorable land leases and production backlog, all of which have finite lives and will be amortized over lives from one year (for the backlog) to 96 years (for the favorable land leases), with a weighted average life of 43 years. Also, the acquisition of Lofland resulted in a brand name valued at $3.5 million with an indefinite life. From the estimates reported at February 29, 2004, Lofland’s goodwill and other intangible assets decreased by $1.1 million and $400 thousand,

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

respectively. These changes were primarily due to changes in the estimated valuation of the customer base, brand name and the non-competition agreement. For tax purposes, the Company expects to be able to deduct approximately $4 million of goodwill related to carry-over tax attributes. Lofland and CMCZ’s liabilities decreased $1.6 million from amounts reported at February 29, 2004 due to a revision of pre-acquisition contingency estimates and further information regarding deferred tax impacts. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2004 — $909 thousand; 2005 — $687 thousand; 2006 — $512 thousand; 2007 - $483 thousand; and 2008 — $397 thousand. The fair value estimates were determined either on a market-based or income-based approach.

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

(in thousands except per share data)

	Three months ended		Nine months ended
	May 31,		May 31,
	2004	2003	2004	2003
Net sales	$1,407,206	$889,445	$3,421,936	$2,345,998
Net earnings	50,884	3,062	85,660	7,205
Diluted earnings per common share	1.69	0.11	2.89	0.25

NOTE D — SALES OF ACCOUNTS RECEIVABLE

     The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (CMCR). CMCR is structured to be a bankruptcy-remote entity. CMCR, in turn, sells an undivided percentage ownership interest (Participation Interest) in the pool of receivables to an affiliate of a third party financial institution. On April 22, 2004, the Program was amended to add a second financial institution. CMCR may sell undivided interests of up to $130 million, depending on the Company’s level of financing needs.

     At May 31, 2004 and August 31, 2003, uncollected accounts receivable of $249 million and $152 million, respectively, had been sold to CMCR. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 90% and 100% at May 31, 2004 and August 31, 2003 respectively. At May 31, 2004 the financial institution buyers owned $25 million in Participation Interests in CMCR’s accounts receivable pool, which was reflected as a reduction in accounts receivable on the Company’s condensed consolidated balance sheet.

     Discounts (losses) on the sales of accounts receivable to the buyers under the program were $116 thousand and $564 thousand for the three and nine months ended May 31, 2004, respectively, and $199 thousand and $510 thousand for the three and nine months ended May 31, 2003, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.

     In addition to the securitization program described above, the Company’s international subsidiaries periodically sell accounts receivable without recourse. Uncollected accounts receivable that had been sold under these arrangements and removed from the consolidated balance sheets were $30.8 million and $20.8 million at May 31, 2004 and August 31, 2003, respectively.

NOTE E — INVENTORIES

     Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $53.2 million and $17.4 million at May 31, 2004 and August 31, 2003, respectively, inventories valued under the first-in, first-out method approximated replacement cost. Approximately $50.8 million and $20.5 million were in raw materials

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

at May 31, 2004 and August 31, 2003, respectively. The majority of the Company’s inventories are in finished goods, with minimal work in process.

NOTE F — ASSET IMPAIRMENT CHARGE

     The Company recognized a non-cash asset impairment charge of $2.9 million during the three months ended May 31, 2004 attributable to certain fabrication segment assets of the Company’s former cellular beam facility in Virginia. As a result of discontinuation of service by the railroad to this location, the Company evaluated the recoverability of its fixed assets and reduced the carrying value of these assets to fair value because the carrying value exceeded the projected future undiscounted cash flows. This impairment charge was recorded in selling, general and administrative expenses.

NOTE G — DEBT

     Long-term debt (in thousands) was as follows:

	May 31,	August 31,
	2004	2003
7.20% notes due 2005	$10,352	$104,185
6.80% notes due 2007	50,000	50,000
6.75% notes due 2009	100,000	100,000
5.625% notes due 2013	200,000	—
CMCZ term note	39,370	—
Other	3,160	1,452

	402,882	255,637
Less current maturities	854	640

	$402,028	$254,997

During the nine months ended May 31, 2004, the Company repurchased $90 million of its 7.20% notes due in 2005. The Company recorded pre-tax charges of $3.1 million for the nine months ended May 31, 2004, resulting from the cash payments made to retire the notes. These losses on the reacquisition of debt are included in selling, general and administrative expenses. The $3.1 million was in excess of the $4.2 million of cash proceeds received by the Company upon settlement of a related interest rate swap. Also, in November 2003, the Company issued $200 million of its 5.625% notes due in November 2013. Interest is payable semiannually. The Company had entered into an interest rate lock on a portion of the new debt resulting in an effective rate of 5.54%.

On April 9, 2002 the Company entered into two interest rate swaps to convert a portion of the Company’s long term debt from a fixed interest rate to a floating interest rate. The impact of these swaps adjusted the amount of fixed rate and floating rate debt and reduced overall financing costs. At May 31, 2004, these hedges remained in effect and were effective for the $10 million remaining on the 7.20% notes. The swaps effectively converted the interest rate on the notes due July 2005 from the fixed rate of 7.20% to the six month LIBOR (determined in arrears) plus a spread of 2.02%. The interest rate is set on January 15th and July 15th, and for the three and nine months ended May 31, 2004, was estimated to be an annualized rate of 3.88%. The total fair value of both swaps, including accrued interest, was $387 thousand and $4.6 million at May 31, 2004 and August 31, 2003, respectively. The swaps are recorded in other long-term assets, with a corresponding increase in the 7.20% long-term notes, representing the change in fair value of the hedged debt.

On March 26, 2004, CMCZ borrowed 150 million PLN ($38.4 million) under a five year term note with a group of four banks. The term note was used to refinance a portion of CMCZ’s notes payable. The note has scheduled principal and interest payments in eight equal semi-annual installments beginning in September 2005. Interest is accrued at the Warsaw Interbank Offered Rate (WIBOR) plus 1.25% and was fixed at 6.71% for three months. The term note is collateralized by CMCZ’s fixed assets. In March 2004, CMCZ also entered into a revolving

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

credit facility with the same group of banks with maximum borrowings of 60 million PLN ($15.4 million) bearing interest at WIBOR plus 0.8% and collateralized by CMCZ’s accounts receivable. The facility was drawn down in stages, and the interest rate, which resets daily, was approximately 5.65%. The proceeds were used by CMCZ to payoff the remainder of the notes payable and for working capital. In May 2004, CMCZ obtained a second revolving credit facility bearing interest at WIBOR plus 1.0% with maximum borrowings of 60 million PLN ($15.2 million). At May 31, 2004, this facility was fully utilized. The term note and the revolving credit facilities contain certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at May 31, 2004. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.

NOTE H — INCOME TAXES

     The Company’s effective tax rate for the three months ended May 31, 2004 based on the estimated annual rate was reduced as compared to the three months ended May 31, 2003 due to several factors. First, the Company considers its investment in CMCZ to be permanent, and therefore does not provide for U.S. income taxes on the earnings of CMCZ. The effective tax rate in Poland is 20%. Second, there was an increase in the Extraterritorial Income Exclusion (“ETI”) over prior periods as a result of increased export sales. Reconciliation of the United States statutory rates to the effective rates are as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2004	2003	2004	2003
Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	0.8	2.0	1.4	2.0
ETI	(1.7)	(0.9)	(1.5)	(0.9)
CMCZ rate differential	(6.2)	—	(4.3)	—
Other	0.1	3.1	0.4	1.7

Effective rate	28.0%	39.2%	31.0%	37.8%

NOTE I — EARNINGS PER SHARE

     In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three or nine months ended May 31, 2004 or 2003. The reconciliation of the denominators of earnings per share calculations are as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2004	2003	2004	2003
Shares outstanding for basic earnings per share	29,027,454	28,047,456	28,604,162	28,284,752
Effect of dilutive securities-stock options/purchase plans	1,107,262	100,121	1,066,782	360,740

Shares outstanding for diluted earnings per share	30,134,716	28,147,577	29,670,944	28,645,492

Stock options with total share commitments of 890,322 at May 31, 2004 were anti-dilutive based on the average share price for the quarter of $29.46. Stock options with total share commitments of 1,206,335 were anti-dilutive at May 31, 2003 based on the average share price of $15.34 for the quarter. All stock options expire by 2011.

At May 31, 2004, the Company had authorization to purchase 1,116,152 of its common shares. None were purchased during the quarter ended May 31, 2004.

In 2004, the Company increased its quarterly cash dividend by 25 percent to ten cents per common share, effective with the July 2004 payment.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J — DERIVATIVES AND RISK MANAGEMENT

The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of earnings for the three or nine months ended May 31, 2004 and 2003. Certain of the foreign currency and all of the commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following chart shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges (in thousands):

	Three months ended		Nine months ended
	May 31,		May 31,
	2004	2003	2004	2003
	Earnings	(Expense)	Earnings	(Expense)
Cost of goods sold (commodity instruments)	$(101)	$(106)	$1,170	$391
Net sales (foreign currency instruments)	1,948	129	375	(524)

The Company’s derivative instruments were recorded as follows on the condensed consolidated balance sheets (in thousands):

	May 31,	August 31,
	2004	2003
Derivative assets (other current assets)	$3,741	$1,809
Derivative liabilities (other payables)	2,074	1,690

All of the instruments are highly liquid, and none are entered into for trading purposes.

See Note G, Long-Term Debt, regarding the Company’s interest rate risk management strategies.

NOTE K — CONTINGENCIES

     There were no material developments relating to the Company’s contingencies during the three or nine months ended May 31, 2004. See Note 9, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2003.

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

     The Company has not entered into or modified any significant third party guarantees, and no liability was recorded at May 31, 2004. The Company’s existing guarantees have been given at the request of a customer and its surety bond issurer. The Company has agreed to indemnify the surety against all costs that the surety may incur should the customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. As of May 31, 2004, the surety had issued bonds in the total amount

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(without reduction for the work performed to date) of $10.0 million, which are subject to the Company’s guarantee obligation under the indemnity agreement. The fair value of these guarantees is not significant.

NOTE L — BUSINESS SEGMENTS

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

The following is a summary of certain financial information by reportable segment (in thousands):

			Three months ended May 31, 2004
	Domestic				Mktg. &	Corp.
	Mills	CMCZ	Fabrication	Recycling	Distrib.	& Elim.	Consol.
Net sales — unaffiliated customers	$244,907	$133,719	$283,874	$226,371	$518,337	$(2)	$1,407,206
Inter-segment sales	79,177	12,470	930	16,269	17,667	(126,513)	—

	324,084	146,189	284,804	242,640	536,004	(126,515)	1,407,206
Adjusted operating profit (loss)	25,496	32,564	3,044	22,543	12,494	(7,922)	88,219

		Three months ended May 31, 2003
	Domestic			Mktg. &	Corp.
	Mills	Fabrication	Recycling	Distrib.	& Elim.	Consol.
Net sales — unaffiliated customers	$158,597	$194,950	$113,525	$307,025	$55	$774,152
Inter-segment sales	54,595	622	10,224	4,046	(69,487)	—

	213,192	195,572	123,749	311,071	(69,432)	774,152
Adjusted operating profit (loss)	450	1,864	5,067	5,271	(3,171)	9,481

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

			Nine months ended May 31, 2004
	Domestic				Mktg. &	Corp.
	Mills	CMCZ	Fabrication	Recycling	Distrib.	& Elim.	Consol.
Net sales — unaffiliated customers	$600,960	$222,586	$713,312	$522,061	$1,246,238	$116	$3,305,273
Inter-segment sales	186,614	38,094	5,090	42,346	33,264	(305,408)	—

	787,574	260,680	718,402	564,407	1,279,502	(305,292)	3,305,273
Adjusted operating profit (loss)	56,090	38,785	7,536	45,979	27,586	(21,062)	154,914
Total assets-May 31, 2004	425,829	250,617	467,423	151,073	525,818	54,279	1,875,039

		Nine months ended May 31, 2003
	Domestic			Mktg. &	Corp.
	Mills	Fabrication	Recycling	Distrib.	& Elim.	Consol.
Net sales — unaffiliated customers	$427,179	$528,637	$297,184	$817,728	$419	$2,071,147
Inter-segment sales	129,042	1,582	23,389	14,512	(168,525)	—

	556,221	530,219	320,573	832,240	(168,106)	2,071,147
Adjusted operating profit (loss)	8,732	(1,526)	10,521	14,621	(7,275)	25,073
Total assets-May 31, 2003	393,868	320,249	98,068	310,492	87,213	1,209,890

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings (in thousands):

	Three months ended		Nine months ended
	May 31,		May 31,
	2004	2003	2004	2003
Net earnings	$50,884	$3,022	$84,667	$8,160
Minority interest	6,941	—	8,155	—
Income taxes	22,539	1,951	41,800	4,969
Interest expense	7,739	4,309	19,728	11,434
Discounts on sales of accounts receivable	116	199	564	510

Adjusted operating profit	$88,219	$9,481	$154,914	$25,073

The following presents external net sales by major product and geographic area for the Company (in thousands):

	Three months ended		Nine months ended
	May 31,		May 31,
	2004	2003	2004	2003
Major Product Information:
Steel products	$876,447	$490,424	$2,013,207	$1,312,634
Ferrous scrap	108,025	45,952	239,043	113,212
Nonferrous scrap	116,691	66,239	278,983	180,438
Industrial materials	146,550	62,125	380,655	171,405
Other products	159,493	109,412	393,385	293,458

Net sales	$1,407,206	$774,152	$3,305,273	$2,071,147

Geographic Area:
United States	$880,097	$529,775	$2,140,046	$1,460,155
Europe	244,772	55,014	463,853	158,216
Asia	143,624	108,402	373,590	231,861
Australia/New Zealand	91,378	53,334	236,776	154,339
Other	47,335	27,627	91,008	66,576

Net sales	$1,407,206	$774,152	$3,305,273	$2,071,147

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

CONSOLIDATED RESULTS OF OPERATIONS

(in millions)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Net sales	$1,407.2	$774.2	$3,305.3	$2,071.1
Net earnings	50.9	3.0	84.7	8.2
EBITDA	99.4	24.8	198.5	70.5

In the table above, we have included a financial statement measure that was not derived in accordance with GAAP. We use EBITDA (earnings before interest expense, income taxes, depreciation and amortization) as a non-GAAP performance measure. In calculating EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization. EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of EBITDA. The results are therefore without consideration of financing alternatives of capital employed. We use EBITDA as one guideline to assess our unlevered performance return on our investments. EBITDA is also the target benchmark for our long-term cash incentive performance plan for management. Reconciliations to net earnings are provided below (in millions):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Net earnings	$50.9	$3.0	$84.7	$8.2
Interest expense	7.7	4.3	19.7	11.4
Income taxes	22.5	2.0	41.8	5.0
Depreciation and amortization	18.3	15.5	52.3	45.9

EBITDA	$99.4	$24.8	$198.5	$70.5

EBITDA does not include interest expense, income taxes and depreciation and amortization. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements has material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings determined under GAAP, as well as EBITDA, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation and amortization and income taxes.

EBITDA increased by 301% to $99.4 million and by 182% to $198.5 million for the three and nine months ended May 31, 2004, respectively, as compared to 2003. The following financial events were significant during the third quarter ended May 31, 2004:

•	We earned more for the quarter than any complete fiscal year in our history.

•	Increased selling prices, margins, production and shipments resulted in significantly higher adjusted operating profits in our domestic mills and recycling segments.

•	Our new minimill in Poland (CMCZ) experienced strong demand and higher selling prices for its products and was very profitable, in spite of increased scrap costs.

•	Adjusted operating profit in our fabrication segment increased in spite of higher steel costs.

•	We attained record adjusted operating profits in our marketing and distribution segment due to robust demand in Asia (especially China), the improved U.S. economy, the weak U.S. dollar and low-end user inventories.

•	We recorded $25.0 million pre-tax expense to adjust our inventory valuation under the last in, first out (LIFO) method as compared to $5.2 million in 2003.

•	Our effective tax rate was lower due to a 20% effective tax rate in Poland and an increase in export sales.

SEGMENT OPERATING DATA — (in thousands)

See Note L — Business Segments, to the condensed consolidated financial statements.

Our management uses adjusted operating profit (loss), to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes, minority interest and financing costs. Adjusted operating profit is equal to earnings before income taxes for our domestic mills and fabrication segments because these segments require minimal outside financing.

Unless otherwise indicated, all dollar amounts below are before income taxes.

The following table shows net sales and adjusted operating profit (loss) by business segment (in thousands).

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
NET SALES:
Domestic Mills	$324,084	$213,192	$787,574	$556,221
CMCZ *	146,189	—	260,680	—
Fabrication	284,804	195,572	718,402	530,219
Recycling	242,640	123,749	564,407	320,573
Marketing and Distribution	536,004	311,071	1,279,502	832,240
Corporate and Eliminations	(126,515)	(69,432)	(305,292)	(168,106)

	$1,407,206	$774,152	$3,305,273	$2,071,147

ADJUSTED OPERATING PROFIT (LOSS):
Domestic Mills	$25,496	$450	$56,090	$8,732
CMCZ *	32,564	—	38,785	—
Fabrication	3,044	1,864	7,536	(1,526)
Recycling	22,543	5,067	45,979	10,521
Marketing and Distribution	12,494	5,271	27,586	14,621
Corporate and Eliminations	(7,922)	(3,171)	(21,062)	(7,275)

* Acquired December 3, 2003

DOMESTIC MILLS -

We include our four domestic steel and our copper tube minimills in our domestic mills segment. Our domestic mills segment’s adjusted operating profit for the three months ended May 31, 2004 increased by $25.0 million as compared to 2003 on $110.9 million (52%) more net sales. Net sales and adjusted operating profit were higher due primarily to higher selling prices which resulted in increased metal margins (the difference between the average selling price and scrap purchase cost).

Selling prices for our steel minimills increased due to stronger demand, which was partially due to the recovering U.S. economy. Also, the competition from foreign steel imports was less as a result of the weaker U.S. dollar and stronger global markets. Our higher selling prices were only partially offset by increases in steel scrap purchase costs and increases in other input costs. Therefore, overall metal margins increased, resulting in significantly higher total adjusted operating profits for the four steel minimills in 2004 as compared to 2003. Average scrap purchase costs were higher than last year due primarily to increased world demand for ferrous scrap. The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended,				Nine Months Ended
	May 31,				May 31,
			Increase				Increase
	2004	2003	$	%	2004	2003	$	%
Average mill selling price (finished goods)	$416	$289	$127	44%	$359	$283	$76	27%
Average mill selling price (total sales)	409	280	129	46%	354	274	80	29%
Average ferrous scrap purchase price	171	106	65	61%	145	96	49	51%
Average metal margin	238	174	64	37%	209	178	31	17%

The mills’ production levels (tons melted and rolled) for the three months ended May 31, 2004 were at or near all-time record levels. Shipments decreased slightly for the quarter as compared to 2003 due to fewer sales of billets at SMI Texas. The table below reflects our domestic steel minimills’ operating statistics (in thousands):

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
	2004	2003	Increase	2004	2003	Increase
Tons melted	613	572	7%	1,741	1,561	12%
Tons rolled	581	544	7%	1,662	1,454	14%
Tons shipped	632	634	—	1,807	1,676	8%

Due to the factors discussed above, all of our steel minimills except for SMI Texas were more profitable for the three months ended May 31, 2004 as compared to 2003. SMI Alabama reported an adjusted operating profit of $8.4 million, an increase of $7.5 million for the three months ended May 31, 2004, as compared to 2003, including a $1.5 million utility refund in 2004. SMI South Carolina reported $4.7 million in adjusted operating profit for the three months ended May 31, 2004 as compared to a $2.0 million adjusted operating loss in 2003. Adjusted operating profit at SMI Arkansas increased by $5.1 million to an adjusted operating profit of $2.1 million for the three months ended May 31, 2004, as compared to an adjusted operating loss of $3.0 million for the three months ended May 31, 2003. However, adjusted operating profits at SMI Texas decreased $969 thousand (19%) to $4.1 million for the three months ended May 31, 2004 as compared to 2003. This decrease was due largely to an accrual related to a sales tax audit and a charge for the property insurance deductible for the failure of SMI Texas’ primary transformer on May 31, 2004. Overall, the mills recorded $5.7 million LIFO expense in 2004 as compared to $3.8 million in 2003. Utility expenses increased by $1.2 million in 2004 as compared to 2003. Electricity increased due mostly to higher usage from increased production, and natural gas costs decreased slightly due to lower rates. Costs for ferroalloys and graphite electrodes increased as well due largely to more demand from U.S. mills, the impact of the weaker U.S. dollar and higher ocean freight costs on these imported items.

Our copper tube minimill’s adjusted operating profit was $2.4 million during the three months ended May 31, 2004 as compared to an adjusted operating loss of $563 thousand during 2003. Copper tube selling prices, metal margins and shipments increased due to stronger demand from commercial and residential customers. Also, poor weather had caused us to delay some shipments during the three months ended May 31, 2003, which resulted in lower profits during that period. Our average selling price increased more than our average copper scrap purchase cost resulting in increased metal margins in 2004. The table below reflects our copper tube minimill’s prices and costs per pound and operating statistics:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
	2004	2003	Increase	2004	2003	Increase
Pounds shipped (in millions)	19.5	16.0	22%	52.0	45.3	15%
Pounds produced (in millions)	17.1	14.8	16%	49.6	44.9	10%
Avrg. selling price per lb.	$1.89	$1.15	64%	$1.63	$1.14	43%
Avrg. scrap purchase cost per lb.	$1.26	$0.73	73%	$1.05	$0.71	48%
Avrg. metal margin	$0.63	$0.42	50%	$0.58	$0.43	35%

Our copper tube mill recorded $3.4 million LIFO expense for the three months ended May 31, 2004 as compared to $777 thousand in 2003.

Adjusted operating profit for our four domestic steel minimills increased by $35.4 million to an adjusted operating profit of $41.9 million for the nine months ended May 31, 2004, as compared to an adjusted operating profit of $6.5 million in 2003. Higher average total mill selling prices more than offset increased average ferrous scrap purchase costs. As a result, metal margins increased $31 per ton (17%) for the nine months ended May 31, 2004 as compared to 2003. These higher margins more than offset increases in utilities and other input costs. Utility expenses increased by $5.8 million for the nine months ended May 31, 2004 as compared to 2003, due to higher natural gas and electricity costs. Electricity usage increased, but prices remained relatively stable. Natural gas costs increased due to both higher usage and prices. Shipments and production increased during the nine months ended May 31, 2004 as compared to 2003 due to strong demand. LIFO expense was $8.8 million in 2004 as compared to $4.9 million in 2003.

Our copper tube minimill reported an adjusted operating profit of $6.3 million for the nine months ended May 31, 2004 as compared to an adjusted operating profit of $68 thousand in 2003. Copper tube production and shipments increased due to strong demand in our housing and commercial markets. Our average selling prices increased by 49 cents per pound in 2004 as compared to 2003. Our average copper scrap purchase cost increased by 34 cents per pound during the nine months ended May 31, 2004 as compared to 2003. As a result, our average metal margin increased by 15 cents per pound in 2004 compared to 2003. LIFO expense was $5.9 million for the nine months ended May 31, 2004 as compared to $235 thousand in 2003.

CMCZ -

On December 3, 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), a steel minimill in Zawiercie, Poland. See Note C — Acquisitions, to the condensed consolidated financial statements. CMCZ recorded net sales of $146.2 million and an adjusted operating profit of $32.6 million for the three months ended May 31, 2004. The factors described above affecting our domestic steel minimills affected CMCZ as well, except that it did not benefit from the weaker U.S. dollar. Also, subsequent to our acquisition, CMCZ, in coordination with our international marketing and distribution operation, found new outlets for its products. CMCZ melted 364,000 metric tons, rolled 283,000 metric tons and shipped 298,000 metric tons, including billets, during the three months ended May 31, 2004. The average total mill selling price was $499 per metric ton (including 14% billets). The average scrap purchase cost was $215 metric per ton.

Year-to-date subsequent to our acquisition, CMCZ recorded adjusted operating profit of $38.8 million on net sales of $260.7 million. CMCZ melted 704,000 metric tons, rolled 528,000 metric tons and shipped 652,000 metric tons on a year-to-date basis. The total average selling price was $400 per metric ton and the average scrap purchase cost was $213 per metric ton.

FABRICATION -

Our fabrication businesses reported an adjusted operating profit of $3.0 million for the three months ended May 31, 2004 as compared to an adjusted operating profit of $1.9 million in 2003. Net sales were $284.8 million in 2004, an increase of $89.2 million (46%) as compared to 2003. On December 23, 2003, we acquired 100% of the stock of The Lofland Company (Lofland). See Note C — Acquisitions, to the condensed consolidated financial statements. Lofland accounted for $29 million of the increase in net sales and reported an $894 thousand adjusted operating loss during the three months ended May 31, 2004. Lofland recorded a loss primarily because the overall purchase costs from our steel suppliers increased more than our selling prices on certain fixed price contracts. Lofland’s sales prices did not increase as fast as our steel purchase costs because much of our fabrication work was sold months in advance at a fixed price. Also, we recorded $10.3 million of LIFO expense in our fabrication segment for the three months ended May 31, 2004 due to the higher cost of steel. During the three months ended May 31, 2003, we recorded $65 thousand of LIFO expense. Also, during the three months ended May 31, 2004, we recorded an impairment charge of $2.9 million. See Note F — Asset Impairment Charge, to the condensed consolidated financial statements. In spite of these factors, our adjusted operating profit increased in 2004 as compared to 2003 due to overall higher average selling prices and shipments. Although construction activity was mixed and varied by region, some private nonresidential construction markets improved and public construction continued at a solid level enabling us to obtain higher selling prices and increase shipments to meet demand. Fabrication plant shipments totaled 356,000 tons, 24% more than last year’s third quarter shipments of 286,000 tons. Our acquisition of Lofland resulted in 53,000 additional tons. Our average fabrication selling price (excluding stock and buyout sales) for the three months ended May 31, 2004 increased $105 per ton (20%) to $625 as compared to 2003. Rebar fabrication, construction-related products (CRP), steel post plants, steel joist manufacturing and structural steel fabrication were all adversely affected by higher steel input costs during the three months ended May 31, 2004 as compared to 2003. However, these cost increases were generally more than offset by increased selling prices, and all product areas except CRP were more profitable. We are continuing to evaluate certain facilities which are performing under expectations or for which we are considering alternative uses. Our current estimates of cash flows do not indicate that the assets are impaired. However, these estimates and expected uses could change resulting in asset impairments.

Our fabrication businesses reported an adjusted operating profit of $7.5 million, including a $3.2 million adjusted operating loss for Lofland, for the nine months ended May 31, 2004, as compared to an adjusted operating loss of $1.5 million in 2003. The primary reason for the improvement was that better market conditions in 2004 enabled us to increase our selling prices and stronger demand resulted in higher shipments as compared to 2003. Fabrication plant shipments for the nine months ended May 31, 2004 were 923,000 tons, an increase of 26% as compared to 2003. Our acquisition of Lofland resulted in 76,000 additional tons. Our average fabrication selling price increased $55 per ton (10%) to $591 as compared to $536 in 2003. These price increases more than offset our increased steel purchase costs. Also, during the nine months ended May 31, 2003, our joist and other fabrication businesses wrote down their inventories by $1.9 million and accrued $1.0 million related to the bankruptcy of a customer.

RECYCLING -

Our recycling segment reported an adjusted operating profit of $22.5 million for the three months ended May 31, 2004 as compared with an adjusted operating profit of $5.1 million in 2003. Net sales for the three months ended May 31, 2004 were 96% higher at $242.6 million. Gross margins in 2004 were significantly higher as compared to 2003. Our ferrous and nonferrous selling prices significantly increased because demand from Far Eastern buyers, especially China, and the weaker U.S. dollar, resulted in more scrap exports by our competitors. In addition, domestic demand for scrap increased due to high levels of steel production, resulting in higher shipments. Our average ferrous sales prices in March were $223 per ton, the highest that we have ever received. Selling prices in April and May were lower than March, dropping an average of $33 per ton per month, but were still significantly higher than in 2003. Sales volumes increased as well. The following table reflects our recycling segments’ average selling prices per ton and tons shipped (in thousands):

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
	2004	2003	Increase	2004	2003	Increase
Ferrous sales price	$192	$110	75%	$165	$98	68%
Nonferrous sales price	$1,534	$1,047	47%	$1,367	$1,011	35%
Ferrous tons shipped	570	452	26%	1,493	1,216	23%
Nonferrous tons shipped	72	59	22%	190	169	12%
Total volume processed and shipped*	972	768	27%	2,544	2,079	22%

*Includes all of our domestic processing plants.

Our recycling segment reported an adjusted operating profit of $46.0 million for the nine months ended May 31, 2004 as compared to an adjusted operating profit of $10.5 million in 2003. Year-to-date metal margins were 81% higher than in 2003, due to increased selling prices and shipments for both ferrous and nonferrous scrap. Also, our processing costs decreased as a percentage of sales, primarily due to higher volumes of scrap processed.

MARKETING AND DISTRIBUTION -

The increased profitability in marketing and distribution was largely the result of our strategy in recent years to build up our regional business around the world and to increase our downstream presence. Net sales increased $224.9 million (72%) for the three months ended May 31, 2004 as compared to 2003, $26.0 million of which resulted from functional currency fluctuations. Adjusted operating profit for the three months ended May 31, 2004 was $12.5 million, as compared to $5.3 million in 2003, an increase of 137%. The net effect of functional currency fluctuations on our adjusted operating profit was an increase of $931 thousand. The remainder of the increases in net sales and adjusted operating profit were due to higher shipments and selling prices in 2004 as compared to 2003 for all divisions. The effect of these increases was partially offset by $5.0 million LIFO expense in 2004. No LIFO expense was recorded in 2003. Markets were favorable in several geographic regions around the world. Also, sales increased for most of our product lines. Sales to and within Asia, especially China, were up significantly, and the economy in Australia was still strong. Our adjusted operating profit increased in Europe. We imported more steel, aluminum, copper and stainless steel into the United States, and gross margins for these products were higher in 2004 as compared to 2003. Our 2004 sales and profits for industrial materials and products were at record levels because of strong demand, especially in China, Europe and the U.S.

Net sales for our marketing and distribution segment for the nine months ended May 31, 2004 increased by $447.3 million (54%), $75.2 million of which was due to functional currency fluctuations. Our adjusted operating profit for the nine months ended May 31, 2004 increased to $27.6 million as compared to $14.6 million in 2003 due mostly to better results from our international operations and increased sales and margins for our industrial raw materials and products. Functional currency fluctuations accounted for $2.2 million of the increase. Adjusted operating profits increased for Europe, Asia and Australia. Sales into Asia, including China, were strong during the nine months ended May 31, 2004 as compared to 2003. During the nine months ended May 31, 2004, we recognized a $1.5 million gain on our forward purchases of Polish Zlotys related to our acquisition of CMCZ.

CORPORATE AND ELIMINATIONS -

During the nine months ended May 31, 2004, we incurred a $3.1 million charge from the repurchase of $90 million of our notes otherwise due in 2005. Discretionary items, such as bonuses and profit sharing increased commensurate with increased profitability for the three and nine months ended May 31, 2004 as compared to 2003. Also, professional services expenses increased $1.7 million, for the nine months ended May 31, 2004 as compared to 2003 due primarily to costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

CONSOLIDATED DATA -

On a consolidated basis, the LIFO method of inventory valuation decreased our net earnings by $16.3 million and $3.4 million (54 cents and 12 cents per diluted share) for the three months ended May 31, 2004 and 2003, respectively. For the nine months ended May 31, 2004 and 2003, after-tax LIFO expense was $23.3 million (78 cents per diluted share) and $5.2 million (18 cents per diluted share), respectively.

Our overall selling, general and administrative expenses increased by $48.9 million (75%) and $87.0 million (49%) for the three and nine months ended May 31, 2004, respectively, as compared to 2003. Our acquisitions of CMCZ and Lofland accounted for $9.4 million and $17.6 million of the increases, respectively. Most of the increases in selling, general and administrative expenses were for discretionary bonuses and profit sharing accruals due to higher earnings. Also, bad debt expense increased $2.1 million for the nine months ended May 31, 2004 as compared to 2003 because we increased our allowance for doubtful accounts based on higher sales and increased accounts receivable. During the three and nine months ended May 31, 2004, we accrued $7.7 million and $9.1 million, respectively, under our long-term cash incentive performance plan. Foreign currency fluctuations resulted in increases in selling, general and administrative expenses of $980 thousand and $2.9 million for the three and nine months ended May 31, 2004, respectively, as compared to 2003. Also, selling, general and administrative expenses included an asset impairment charge of $2.9 million and losses on reacquisition of debt of $3.0 million for the three and nine months ended May 31, 2004, respectively.

During the three and nine months ended May 31, 2004, interest expense increased by $3.4 million and $8.3 million, respectively, primarily due to the additional long-term debt that we used to finance the Lofland and CMCZ acquisitions.

During the three and nine months ended May 31, 2004, our effective tax rate decreased to 28% and 31% respectively, as compared to 39% and 38% in 2003. See Note H — Income Taxes to the condensed consolidated financial statements for an explanation of these decreases and reconciliations of the U.S. statutory rates to the effective tax rates.

CONTINGENCIES -

See Note K — Contingencies, to the condensed consolidated financial statements.

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

NEAR-TERM OUTLOOK -

We expect our fourth quarter and our fiscal year ending August 31, 2004 to be significantly more profitable than 2003, primarily due to continued high selling prices, high volumes, and our recent acquisition of CMCZ. During our fourth quarter, we believe that selling prices for our steel products, especially in the U.S., will remain at their current levels or increase. Our steel scrap selling prices were up slightly in June, and it appears will be up in July. We anticipate that the effective tax rate for the fourth quarter will be 32%. We expect that mill margins and fabrication margins will increase during our fourth quarter because our backlog has higher selling prices. We estimate that our net earnings per diluted share (including the impact of adjusting our inventory valuation to the LIFO method) will be between $1.45 and $1.65 for the three months ending August 31, 2004. Our earnings estimate for the three months ended August 31, 2004, includes a reduction of 10 to 15 cents per share because of transformer failures at SMI Texas. Following the failure of our primary transformer on May 31, 2004, our principal backup electric furnace arc transformer at SMI Texas failed in June 2004. Another replacement transformer was installed and is operating. Because of the third transformer’s lower capacity, we believe that SMI Texas’ melt shop production will likely be reduced by 15 to 25 percent compared to prior production levels with the primary transformer in operation. In order to continue SMI Texas’ rolling mill production at near existing levels, SMI Texas will roll billets from other CMC-owned minimills as well as purchase billets from unrelated parties. In addition, finished steel products, principally reinforcing bar, may be purchased as needed from unrelated parties to supply SMI Texas’ customers. We anticipate that the primary transformer will be repaired and back in full service during September 2004. We maintain business interruption insurance which should cover a substantial portion of the reduction in profitability at SMI Texas as a result of the production curtailment. We have not considered any business interruption insurance recoveries in our earnings estimate. We expect that our other business segments should continue to be very profitable due to strong demand and expansions in markets and product lines. Economic and industry sector trends are generally strong. We believe that activity in China has slowed because the Chinese government is trying to moderate the growth rate. We believe that the moderate slowing of China’s economy (thereby avoiding a hard landing), the continued U.S. economic recovery and improved State budgets in the U.S. will all positively impact our business.

We anticipate that our capital spending for 2004 will be less than $60 million, excluding acquisition costs for CMCZ and Lofland. Most of these expenditures will be at our steel minimills including a major improvement project at our SMI-Texas melt shop and capital expenditures of $6.2 million for CMCZ in Poland.

LONG-TERM OUTLOOK -

We believe that we are well-positioned to exploit long-term opportunities. We expect strong demand for our products due to continuing recovery in demand throughout the major global economies as well as continued growth in developing countries. Emerging countries often have a higher growth rate for steel and nonferrous metals consumption. We believe that the demand will increase in Asia, particularly in China, as well as in Central and Eastern Europe.

We believe that there will be further consolidation in our industries, and we plan to continue to participate in a prudent way. The reasons for further consolidation include a historically inadequate return on capital for many companies, a high degree of fragmentation, the need to eliminate non-competitive capacity and more effective marketing.

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

Moody’s Investors Service (P-2) and Standard & Poor’s Corporation (A-2) rate our $275 million commercial paper program in the second highest category. To support our commercial paper program, we have an unsecured contractually committed revolving credit agreement with a group of sixteen banks. Our $275 million facility expires in August 2006. The costs of our revolving credit agreement may be impacted by a change in our credit ratings. We plan to continue our commercial paper program and the revolving credit agreements in comparable amounts to support the commercial paper program. Also, we have numerous informal, uncommitted, short-term credit facilities available from domestic and international banks. These credit facilities are available to support import letters of credit, foreign exchange transactions and, in certain instances, short-term working capital loans.

Our long-term public debt was $360 million at May 31, 2004 and is investment grade rated by Standard & Poors’ Corporation (BBB) and by Moody’s Investors Services (Baa2). We believe we have access to the public markets for potential refinancing or the issuance of additional long-term debt. During the nine months ended May 31, 2004, we purchased $90 million of our 7.20% notes otherwise due in 2005, and issued $200 million of 5.625% notes due November 2013. See Note G — Debt, to the condensed consolidated financial statements.

In March 2004, we refinanced the notes payable that we assumed upon the acquisition of CMCZ with a five year term note with a group of four banks for 150 million PLN ($38.4 million) and a revolving credit facility with maximum borrowings of 60 million PLN ($15.4 million). In May 2004, we obtained and fully utilized a second revolving credit facility with maximum borrowings of 60 million PLN ($15.2 million). The term note and the revolving credit facilities are secured by the majority of CMCZ assets and contain certain financial covenants. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt. See Note G — Debt, to the condensed consolidated financial statements.

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

Certain of our financing agreements include various covenants. Our revolving credit agreement contains financial covenants which require that we (a) not permit our ratio of consolidated long-term debt (including current maturities) to total capitalization (defined in our credit agreement as stockholders’ equity less intangible assets plus long-term debt) to be greater than 0.55 to 1.00 at any time and, (b) not permit our quarterly ratio of consolidated EBITDA to consolidated interest expense on a rolling twelve month basis to be less than 3.00 to 1.00. At May 31, 2004, our ratio of consolidated debt to total capitalization was 0.41 to 1.00. Our ratio of consolidated EBITDA to interest expense for the nine months ended May 31, 2004 was 10.0 to 1.00, which was approximately equal to the EBITDA ratio for the past twelve months. In addition, our credit agreement contains covenants that restrict our ability to, among other things:

•	create liens;

•	enter into transactions with affiliates;

•	sell assets;

•	in the case of some of our subsidiaries, guarantee debt; and

•	consolidate or merge.

The indenture governing our long-term public debt contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions, consolidate or merge and limits the ability of some of our subsidiaries to incur certain types of debt or to guarantee debt. We have complied with the requirements, including the covenants of our financing agreements as of and for the nine months ended May 31, 2004.

Off-Balance Sheet Arrangement - For added flexibility, we may secure financing through sales of certain accounts receivable in an amount not to exceed $130 million and direct sales of accounts receivable. We may continually sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. See Note D — Sales of Accounts Receivable, to the condensed consolidated financial statements. The securitization program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement. On April 22, 2004, the program was amended. As a result of the amendment, a different termination event based on our credit ratings that had been included in the program, was eliminated. We use the securitization program as a source of funding that is not reliant on either our short-term commercial paper program or our revolving credit facility. As such, we do not believe that any reductions in the capacity or termination of the securitization program would materially impact our financial position, cash flows or liquidity because we have access to other sources of external funding.

Our manufacturing and recycling businesses are capital intensive. Our capital requirements include construction, purchases of equipment and maintenance capital at existing facilities. We plan to invest in new operations, use working capital to support the growth of our businesses, and pay dividends to our stockholders.

We continue to assess alternative means of raising capital, including potential dispositions of under-performing or non-strategic assets. Any future major acquisitions could require additional financing from external sources such as the issuance of common or preferred stock.

Cash Flows — Our cash flows from operating activities primarily result from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products. We also sell and rent construction-related products and accessories. We have a diverse and generally stable customer base. We use futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metals commodity prices. See Note J - Derivatives and Risk Management, to the condensed consolidated financial statements. The volume and pricing of orders from our U.S. customers in the construction sector affects our cash flows from operating activities. The pace of economic expansion and retraction of major industrialized markets outside of the United States also significantly affects our cash flows from operating activities. The weather can influence the volume of products we ship in any given period. Also, the general economy, the strength of the U.S. dollar, governmental action, and various other factors beyond our control influence our volume and prices. Periodic fluctuations in our prices and volumes can result in variations in cash flows from operations. Despite these fluctuations, we have historically relied on operating activities as a steady source of cash.

We used $82.2 million of net cash flows in our operating activities for the nine months ended May 31, 2004 as compared to the $20.4 million of net cash flows used by our operating activities for the nine months ended May 31, 2003. Net earnings were $76.5 million higher for the nine months ended May 31, 2004 as compared to 2003. However, net working capital increased by $193.5 million to $592.9 million at May 31, 2004 from $399.4 million at August 31, 2003, excluding the effect of our acquisitions of CMCZ and Lofland. Accounts receivable (excluding accounts acquired at CMCZ and Lofland) increased $268.5 million during the nine months ended May 31, 2004 as compared to the increase of $41.6 million in 2003. Accounts receivable significantly increased in all segments in 2004 primarily due to higher selling prices and shipments, with the majority of the increases in recycling and marketing and distribution. Inventories (excluding those acquired with CMCZ and Lofland) increased by $162.8 million during the nine months ended May 31, 2004 as compared to an increase of $21.8 million in 2003. The 2004 increase was primarily due to higher purchase costs, higher quantities in anticipation of increased sales, and goods in transit. The majority of the increase was in our marketing and distribution and fabrication segments. CMCZ’s accounts receivable and inventories increased by $36.3 million and $39.5 million, respectively, from the date of our acquisition through May 31, 2004 due to higher sales and continuing strong demand for its products. Also, our trade accounts payable, accrued expenses, other payables and income taxes (excluding Lofland and CMCZ) increased by $133.7 million during the nine months ended May 31, 2004 due primarily to increased inventory purchases and higher incentive compensation accruals. Also, we used more cash flows in our operating activities during the nine months ended May 31, 2004 as compared to 2003 because we obtained more extended payment terms through the use of discounted documentary letters of credit (a financing activity) rather than through more traditional extended terms with our trade suppliers.

Excluding the acquisitions of Lofland and CMCZ, we invested $33.2 million in property, plant and equipment during the nine months ended May 31, 2004, which was slightly less than during 2003. We expect our capital spending for fiscal 2004 to be less than $60 million, excluding our acquisitions of CMCZ and Lofland. We assess our capital spending each quarter and reevaluate our requirements based upon current and expected results.

In November 2003, we issued $200 million of long-term notes due in 2013. The proceeds from this offering were used to purchase $90 million of our notes otherwise due in 2005, and finance our purchases of CMCZ and Lofland. In March 2004, we refinanced $38.4 million of CMCZ’s notes payable that we had assumed in our acquisition through the issuance of a long-term note and a revolving credit facility. See Note G — Debt, to our condensed, consolidated financial statements.

At May 31, 2004, 29,147,853 common shares were issued and outstanding, with 3,117,313 held in our treasury. During the nine months ended May 31, 2004, we received $15.9 million from stock issued under our employee incentive and stock purchase plans as compared to $4.6 million in 2003. We paid dividends of $6.8 million during the nine months ended May 31, 2004, approximately the same amount as we paid during 2003. We purchased no shares of our common stock during the nine months ended May 31, 2004. In June 2004, we increased our quarterly cash dividend by 25% to 10 cents per common share.

For the twelve months following May 31, 2004, our long-term debt principal repayment requirements will be minimal, as the earliest maturity of principal is for $10 million to be paid in July 2005. Our $6 million short-term trade financing arrangement will be self-liquidating with cash flows from our operating activities. Although our cash flows from operations were negative during the nine months ended May 31, 2004, these cash flows improved significantly during our 2004 third quarter. For the three months ended May 31, 2004, we used only $1.5 million of cash flows from our operating activities. We believe that our cash flows from operating activities will continue to provide more liquidity during the fourth quarter of 2004 as cash flows from our selling price increases for our domestic mills, CMCZ and fabrication segments are fully collected. In addition, at May 31, 2004 we had $105 million and $252 million unused capacity under our accounts receivable securitization and commercial paper programs, respectively. Therefore, we believe that we have sufficient liquidity to enable us to meet our contractual obligations of $97.6 million over the next twelve months, the majority of which are expenditures associated with normal revenue-producing activities, and to make our planned capital expenditures.

CONTRACTUAL OBLIGATIONS -

The following table represents our contractual obligations as of May 31, 2004 (dollars in thousands):

		Payments Due By Period *
		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations:
Long-term Debt (1)	$402,882	$854	$25,950	$71,085	$304,993
Interest	162,650	25,142	47,651	39,201	50,656
Operating Leases (2)	54,017	11,738	13,966	8,095	20,218
Unconditional Purchase Obligations (3)	257,696	59,889	122,819	60,917	14,071

Total Contractual Cash Obligations	$877,245	$97,623	$210,386	$179,298	$389,938

*	Cash obligations herein are not discounted. Initial maturities are greater than one year.

(1)	Total amounts are included in the May 31, 2004 condensed consolidated balance sheet. See Note G -Debt, to the condensed consolidated financial statements.

(2)	Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in effect as of May 31, 2004.

(3)	About 68% of these purchase obligations are for inventory items to be sold in the ordinary course of business; most of the remainder are for supplies associated with normal revenue-producing activities.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2004, we had committed $23.5 million under these arrangements. All of the commitments expire within one year.

At the request of a customer and its surety bond issuer, we have agreed to indemnify the surety against all costs the surety may incur should our customer fail to perform its obligations under construction contracts covered by payment and performance bonds issued by the surety. We are the customer’s primary supplier of steel, and steel is a substantial portion of our customer’s cost to perform the contracts. We believe we have adequate controls to monitor the customer’s performance under the contracts including payment for the steel we supply. As of May 31, 2004, the surety had issued bonds in the total amount (without reduction for the work performed to date) of $10.0 million which are subject to our guaranty obligation under the indemnity agreement.

FORWARD-LOOKING STATEMENTS -

This Form 10-Q contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, production rates, energy expense, freight expense, interest rates, inventory levels, acquisitions and general market conditions. These forward-looking statements generally can be identified by phrases such as we “will”, “expect”, “anticipate”, “believe”, “think”, “plan to”, “should”, “likely”, “appear”, “project”, or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:

•	interest rate changes

•	construction activity

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes

•	metals pricing over which we exert little influence

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing

•	industry consolidation or changes in production capacity or utilization

•	global factors including political and military uncertainties

•	credit availability

•	scrap, energy and freight prices

•	decisions by governments impacting the level of steel imports

•	pace of overall economic activity, particularly China.

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

Also, see Note J — Derivatives and Risk Management, to the condensed consolidated financial statements.

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

     ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Not Applicable

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

     ITEM 5. OTHER INFORMATION

     Not Applicable

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits required by Item 601 of Regulation S-K.

10(i)f	Amended and Restated Receivables Purchase Agreement dated as of April 22, 2004 among CMC Receivables, Inc., as Seller, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed herewith).

10(i)g	Amendment to Purchase and Sale Agreement dated April 22, 2004 among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed herewith).

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002 (filed herewith).

B. Commercial Metals Company filed and/or furnished the following Form 8-K’s during the quarter ended May 31, 2004:

Form 8-K on March 23, 2004 under Items 9 and 12 for the purpose of furnishing the press release announcing Commercial Metals Company’s financial results for the quarter ended February 29, 2004.

Form 8-K on May 10, 2004 under Item 9 for the purpose of furnishing the press release announcing a revision to its earnings estimate for the quarter ending May 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY
July 14, 2004	/s/ William B. Larson
William B. Larson
Vice President and Chief Financial Officer

July 14, 2004	/s/ Malinda G. Passmore
Malinda G. Passmore
Controller

INDEX TO EXHIBITS

Exhibit No	Description
10(i)f	Amended and Restated Receivables Purchase Agreement dated as of April 22, 2004 among CMC Receivables, Inc., as Seller, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed herewith).

10(i)g	Amendment to Purchase and Sale Agreement dated April 22, 2004 among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed herewith).

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).