Form 10-K
period 2004-08-31
COMMERCIAL METALS CO
filed 2004-11-12
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-4304

Commercial Metals Company

(Exact name of registrant as specified in its charter)

Delaware	75-0725338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 MacArthur Blvd, Irving, TX (Address of principal executive offices)	75039 (Zip Code)

Registrant’s telephone number, including area code:

(214) 689-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $5 par value	New York Stock Exchange
Rights to Purchase Series A Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K ☐

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐

     The aggregate market value of the common stock on November 1, 2004, held by non-affiliates of the registrant, based on the closing price of $36.90 per share on November 1, 2004 on the New York Stock Exchange, was approximately $988,175,616. (For purposes of determination of this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates.)

     The number of shares outstanding of common stock as of November 1, 2004, was 29,387,327

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following document are incorporated by reference into the listed Part of Form 10-K:

     Registrant’s definitive proxy statement for the annual meeting of stockholders to be held January 27, 2005 — Part III

COMMERCIAL METALS COMPANY

PART I

ITEM 1. BUSINESS

GENERAL

     We manufacture, recycle, market and distribute steel and metal products and related materials and services through a network of locations located throughout the United States and internationally. We consider our business to be organized into five segments: domestic mills, CMCZ, domestic fabrication, recycling and marketing and distribution.

     We were incorporated in 1946 in the State of Delaware. Our predecessor company, a secondary metals recycling business, has existed since approximately 1915. We maintain our executive offices at 6565 MacArthur Boulevard in Irving, Texas, telephone number (214) 689-4300. Our fiscal year ends August 31 and all references in this Form 10-K to years refer to the fiscal year ended August 31 of that year unless otherwise noted. Financial information for the last three fiscal years concerning our five business segments and the geographic areas of our operations is incorporated herein by reference from “Note 14 Business Segments” of the notes to consolidated financial statements which are in Part II, Item 8 of this Form 10-K.

     Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our Internet website, http://www.commercialmetals.com, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the Securities and Exchange Commission.

DOMESTIC MILLS SEGMENT

     We conduct our domestic mills operations through a network of:

—	4 steel mills, commonly referred to as “minimills”, that produce reinforcing bar, angles, flats, small beams, rounds, fence-post sections and other shapes;

—	scrap processing facilities that directly support these minimills; and

—	a copper tube minimill.

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

     Since the steel minimill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years we have spent approximately $53 million or 35% of our total capital expenditures on steel minimill projects not including $8 million spent following our acquisition of CMCZ.

     The following table compares the amount of steel (in tons) melted, rolled and shipped by our four minimills in the past three fiscal years:

	2002	2003	2004
Tons Melted	2,100,000	2,081,000	2,265,000
Tons Rolled	2,026,000	1,972,000	2,195,000
Tons Shipped	2,171,000	2,284,000	2,401,000

     We acquired our largest steel minimill in 1963. It is located in Seguin, Texas, near San Antonio. In 1983, we acquired our minimill in Birmingham, Alabama. As part of the acquisition of Owen Steel Company, Inc. and its affiliates in 1995, we acquired our minimill in Cayce, South Carolina. We have operated our smallest mill since 1987, and it is located near Magnolia, Arkansas.

     The Texas, Alabama and South Carolina minimills each consist of:

—	melt shop with electric arc furnace that melts ferrous scrap;

—	continuous casting equipment that shape the molten metal into billets;

—	reheating furnace that prepares billets for rolling;

—	rolling mill that form products from heated billets;

—	mechanical cooling bed that receives hot product from the rolling mill;

—	finishing facilities that cut, straighten, bundle and prepare products for shipping; and

—	supporting facilities such as maintenance, warehouse and office areas.

     Descriptions of minimill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Each of our minimills can and do roll many different types and sizes of products in their range depending on pricing and demand. Therefore our capacity estimates assume a typical product mix and will vary with the products actually produced. Our Texas minimill has annual capacity of approximately 900,000 tons melted and 800,000 tons rolled. Our Alabama minimill’s annual capacity is approximately 650,000 tons melted and 575,000 tons rolled. We have annual capacity at our South Carolina minimill of approximately 700,000 tons melted and 800,000 tons rolled.

     Our Texas minimill manufactures a full line of bar size products including reinforcing bar, angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. Our Texas minimill sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. The Texas minimill primarily ships its products to customers located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico. It also ships products to approximately 30 other states and to Mexico. Our Texas minimill melted 884,000 tons during 2004 compared to 852,000 tons during 2003, and rolled 792,000 tons, an increase of 84,000 tons from 2003.

     The Alabama minimill recorded 2004 melt shop production of 660,000 tons, an increase of 48,000 tons from 2003. The Alabama minimill rolled 538,000 tons, an increase of 55,000 tons from 2003. Our Alabama minimill primarily manufactures products that are larger in size as compared to products manufactured by our other three minimills. Such larger size products include mid-size structural steel products including angles, channels, wide flange beams of up to eight inches and special bar quality rounds and flats. Our Alabama minimill sells primarily to service centers, as well as to the construction, manufacturing, and fabricating industries. The Alabama minimill primarily ships its products to customers located in Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.

     Our South Carolina minimill manufactures a full line of bar size products which primarily include steel reinforcing bar. The minimill also manufactures angles, rounds, squares, fence post sections and flats. The South Carolina minimill ships its products to customers located in the Southeast and mid-Atlantic areas which include the states from Florida through southern New England. During 2004, the South Carolina minimill melted 721,000 tons and rolled 727,000 tons compared to 617,000 tons melted and 661,000 tons rolled during 2003.

     The primary raw material for our Texas, Alabama and South Carolina minimills is secondary, or scrap, ferrous metal. We purchase the raw material from suppliers generally within a 300 mile radius of each minimill. Ten secondary metals recycling plants located in Texas, South Carolina and Georgia are operated by our steel group due to the predominance of secondary ferrous metals sales to the nearby steel group operated minimills. Two of the segment’s ten recycling plants operate automobile shredders. The eight smaller facilities assist the two larger locations with shredders and our nearby minimills with the acquisition of ferrous scrap. These metal recycling plants processed and shipped 1,168,000 tons of primarily ferrous scrap metals during 2004. We believe the supply of scrap is adequate to meet our future needs, but it has historically been subject to significant price fluctuations. All three minimills also consume large amounts of electricity and natural gas which have been readily available. Regional and national energy supply and demand levels affect the prices we pay for electricity and natural gas.

     Our Arkansas minimill primarily manufactures metal fence post stock, small diameter reinforcing bar, sign posts and bed frame angles with some flats, angles and squares. At our Arkansas minimill and at our facilities in San Marcos, Texas, Brigham City, Utah, and West Columbia, South Carolina, we fabricate fence post stock into studded “T” metal fence posts. This minimill utilizes rail salvaged from abandoned railroads and, on occasion, billets from our minimills, or other suppliers, as its raw material. The minimill’s reheat furnace heats the rail or billets and then a rolling mill processes it. The product is finished at facilities similar to, but smaller than, the other minimills. Since our Arkansas minimill does not have melting facilities, the minimill depends on an adequate supply of competitively priced billets or used rail. The availability of these raw materials fluctuates with the pace of railroad abandonments, rail replacement by railroads and the demand for used rail from domestic and foreign rail rerolling mills. We have annual capacity at our Arkansas minimill of approximately 150,000 tons rolled.

     Howell Metal Company. Our subsidiary, Howell Metal Company, operates a copper tube minimill in New Market, Virginia. The minimill manufactures copper tube, primarily water tubing, for the plumbing, air conditioning and refrigeration industries. Both high quality secondary copper scrap and virgin copper ingot are melted, cast, extruded and drawn into tubing. The minimill supplies tubing in straight lengths and coils for use in commercial, industrial and residential construction and by original equipment manufacturers. Our customers, largely equipment manufacturers, wholesale plumbing supply firms and large home improvement retailers, are located primarily east of the Mississippi River and supplied directly from the minimill or three warehouses located along the east coast. The demand for copper tube depends on the level of new apartment, hotel/motel and residential construction and renovation. Copper scrap is readily available, but subject to rapid price fluctuations. The price or supply of virgin copper causes the price of copper scrap to fluctuate rapidly. Our recycling segment supplies a small portion of the copper scrap. Howell Metal Company’s facilities include melting, casting, piercing, extruding, drawing, finishing and office facilities. During 2004, the facility produced approximately 66.3 million pounds of copper tube. Howell has annual manufacturing capacity of approximately 80 million pounds.

     No single customer purchases 10% or more of our domestic mills segment’s production. Due to the nature of certain stock products we sell in the domestic mills segment, we do not have a long lead time between receipt of a purchase order and delivery. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of our operations. Backlog for our four domestic steel mills at August 31, 2004 was approximately $178.4 million as compared to $108.9 million at August 31, 2003.

CMCZ SEGMENT

     On December 3, 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), of Zawiercie, Poland for 200 million Polish Zlotys (PLN), $51.9 million on the acquisition date. In connection with the acquisition, we also assumed debt of 176 million PLN ($45.7 million). The Polish State Treasury owns approximately 26.4% of the remaining outstanding shares. CMCZ is a steel minimill with equipment similar to our domestic steel minimills but also includes a second rolling mill which produces wire rod. CMCZ owns a majority interest in several smaller metals related operations, including two scrap processing facilities that directly support CMCZ. CMCZ has annual melting capacity of approximately 1,400,000 tons with annual rolling capacity of approximately 1,100,000 tons. During the approximate nine month period we controlled CMCZ, the facility melted 1,159,000 tons, rolled 863,000 tons and shipped 1,082,000 tons of steel. Principal products manufactured include rebar and wire rod as well as smaller quantities of merchant bar. With this acquisition, we have become a significant manufacturer of rebar and wire rod in Central Europe. We have presented CMCZ and its subsidiaries as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are not similar to that of our domestic minimills.

     CMCZ sells rebar primarily to fabricators, distributors and construction companies. Principal customers for wire rod are meshmakers, endusers and distributors. CMCZ’s products are generally sold to customers located within a market area of 400 miles of the mill. The majority of sales are to customers within Poland with the Czech Republic, Slovakia, Hungary and Germany being the major export markets. No single customer purchases 10% or more of CMCZ’s production although approximately 20% of CMCZ’s sales are sold to end users by CMC affiliated marketing and distribution entities. Ferrous scrap is the principal raw material for CMCZ and is generally obtained from scrap processors and generators within 400 miles of the mill. Scrap, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available although subject to periodic significant price fluctations.

DOMESTIC FABRICATION SEGMENT

     On December 23, 2003, we acquired 100% of the stock of Lofland Acquisition, Inc. (Lofland) for $48.8 million cash. Lofland is the sole stockholder of the Lofland Company and subsidiaries which operate steel reinforcing bar fabrication and construction-related product sales facilities from 11 locations in Texas, Arkansas, Louisiana, Oklahoma, New Mexico, and Mississippi. This acquisition complements our existing Texas rebar fabrication and construction-related product sales operations and expands our service areas in each of the neighboring states. Following our acquisition of Lofland, we changed our internal management reporting structure, which necessitated our reporting domestic fabrication (including Lofland) as a separate segment.

     We conduct our fabrication operations through a network of:

—	steel plants that bend, cut, weld and fabricate steel, primarily reinforcing bar and angles;

—	warehouses that sell or rent products for the installation of concrete;

—	plants that produce special sections for floors and ceiling support;

—	plants that produce steel fence posts;

—	plants that treat steel with heat to strengthen and provide flexibility;

—	a plant that rebuilds railcars; and

—	a railroad salvage company.

     Our domestic fabrication segment operates facilities that we consider to be engaged in the various related aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel with 6 locations specializing in fabricating joists and special beams for floor and ceiling support and 4 facilities fabricating only steel fence post. We obtain steel for these facilities from our own domestic minimills, purchases through our marketing and distribution segment and unrelated vendors. Following the Lofland acquisition our steel fabrication capacity exceeds 1.4 million tons annually. In 2004, we shipped 1,311,000 tons of fabricated steel, an increase of 283,000 tons from 2003. We conduct these activities in facilities located in Texas at Beaumont, Buda, Corpus Christi, Dallas (2), Fort Worth, Harlingen, Houston (3), Melissa, San Marcos, San Antonio, Seguin, Victoria, Waco and Waxahachie; Louisiana at Baton Rouge, Keithville and Slidell; Arkansas at Little Rock, Magnolia, Hope (2) and Springdale; Utah in Brigham City; Florida at Fort Myers, Jacksonville and Starke; Nevada at Fallon; South Carolina at Cayce, Columbia, Eastover, Taylors and West Columbia; in Georgia at Atlanta and Lawrenceville; North Carolina at Gastonia (2); Virginia at Farmville and Fredericksburg; California at Etiwanda, Fresno, Stockton and Fontana; Iowa at Iowa Falls; Arizona at Chandler; Oklahoma at Oklahoma City and Tulsa; New Mexico at Albuquerque; and Mississippi at Lumberton. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, arenas, stadiums, and dams. Generally, we sell fabricated steel in response to a bid solicitation from a construction contractor or the project owner. Typically, the contractor or owner of the project awards the job based on the competitive prices of the bids and does not individually negotiate with the bidders.

     Our joist manufacturing operations headquartered in Hope, Arkansas, manufacture steel joists for roof supports. The joist manufacturing operations fabricate joists from steel obtained primarily from our steel group’s minimills at facilities in Hope, Arkansas; Starke, Florida; Cayce, South Carolina; Fallon, Nevada; and Iowa Falls, Iowa. Our typical joist customer is a construction contractor or large chain store owner. Joists are generally made to order and sales may include custom design, fabrication and painting. We obtain our sales primarily on a competitive bid basis. We also manufacture and sell castellated and cellular steel beams. These beams, recognizable by their hexagonal or circular pattern of voids, permit greater design flexibility in steel construction, especially floor structures. We fabricate these beams at a facility adjacent to our Hope, Arkansas, joist plant.

     Construction Related Products. We sell and rent construction related products and equipment to concrete installers and other construction businesses. We have warehouse locations in Texas, Louisiana, Mississippi, South Carolina, Florida and Colorado where we store and sell these products which, with the exception of a small portion of steel products, are purchased for resale from unrelated suppliers.

     Heat Treating Operation. Our heat treating operation is Allegheny Heat Treating, Inc., with locations in Chicora, Pennsylvania and Struthers, Ohio. Allegheny Heat Treating works closely with our Alabama minimill and other steel mills that sell specialized heat-treated steel for customer specific use. Such steel is primarily used in original or special equipment manufacturing. We have annual operating capacity in our heat treating operation of approximately 30,000 tons.

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

     Backlog in our domestic fabrication segment was approximately $489.7 million at August 31, 2004 as compared to $233.1 million at August 31, 2003. No single customer purchases 10% or more of our domestic fabrication segment’s production.

RECYCLING SEGMENT

     Our recycling segment processes secondary metals, or scrap metals, for use as a raw material by manufacturers of new metal products. This segment operates thirty four secondary metal processing facilities not including the ten recycling facilities operated as part of our domestic mills segment.

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

     In 2004, our metal recycling segment’s plants processed and shipped approximately 2,243,000 tons of scrap metal compared to 1,881,000 tons in 2003. Ferrous scrap metals comprised the largest tonnage of metals recycled at approximately 1,979,000 tons, an increase of approximately 340,000 tons as compared to 2003. We shipped approximately 264,000 tons of nonferrous scrap metals, primarily aluminum, copper and stainless steel, an increase of approximately 23,000 tons as compared to 2003. With the exception of precious metals, our metal recycling plants recycle and process practically all types of metal. In addition ten metal recycling facilities operated by our domestic mills segment processed and shipped approximately 1,168,000 tons of primarily ferrous scrap metals during 2004.

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

     We operate five large shredding machines, four in Texas with one in Florida, capable of pulverizing obsolete automobiles or other ferrous metal scrap. We have two additional shredders operated by our domestic mills segment.

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

     We do not purchase a material amount of scrap metal from one source. One customer’s purchases represented approximately 11% of our recycling segment’s revenues. Our recycling segment competes with other secondary processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals frequently can utilize primary or “virgin” ingot processed by mining companies instead of secondary metals. The prices of nonferrous scrap metals are closely related to but generally less than, the prices of primary or “virgin” ingot.

MARKETING AND DISTRIBUTION SEGMENT

     Our marketing and distribution segment buys and sells primary and secondary metals, fabricated metals and other industrial products. During the past year, our marketing and distribution segment sold approximately 2.5 million tons of steel products. We market and distribute these products through a network of offices, processing facilities and joint venture offices located around the world. We purchase steel, nonferrous metals including copper and aluminum coil, sheet and tubing, chemicals, industrial minerals, ores, metal concentrates and ferroalloys from producers in domestic and foreign markets. Occasionally, we purchase these materials from suppliers, such as trading companies or industrial consumers, who have a surplus of these materials. We utilize long-term contracts, spot market purchases and trading or barter transactions to purchase materials. A majority of the products we purchase are either fabricated semi-finished product or finished product.

     We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation businesses. We sell directly to our customers through and with the assistance of our offices in Irving, Texas; Fort Lee and Englewood Cliffs, New Jersey; Arcadia, California; Sydney, Perth, Melbourne, Brisbane and Adelaide, Australia; Singapore; Zug, Switzerland; Hong Kong; Sandbach, United Kingdom; Kohl, Germany, and Guangzhou, China. We have representatives in offices in Moscow and Beijing. We have agents or joint venture partners in additional offices located in significant international markets. Our network of offices shares information regarding demand for our materials, assists with negotiation and performance of contracts and other services for our customers, and identifies and maintains relationships with our sources of supply.

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

     We market physical products as compared to companies that trade commodity futures contracts and frequently do not take delivery of the commodity. As a result of sophisticated global communications, our customers and suppliers often have easy access to quoted market prices, although such price quotes are not always indicative of actual transaction prices. Therefore, to distinguish ourselves we focus on creative service functions for both sellers and buyers. Our services include actual physical market pricing and trend information, as compared to more speculative metal exchange futures market information, technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just in time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions. We attempt to limit exposure to price fluctuations by offsetting purchases with concurrent sales. We also enter into currency exchange contracts as economic hedges of sales and purchase commitments denominated in currencies other than the United States dollar or, if the transaction involves our Australian, United Kingdom or German subsidiaries, their local currency. We do not, as a matter of policy, speculate on changes in the markets.

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

SEASONALITY

     Many of our domestic mills, CMCZ and domestic fabrication segments’ customers are in the construction business. Due to the increase in construction during the spring and summer months, our sales in these segments are generally higher in the third and fourth quarters than in the first and second quarters of our fiscal year.

COMPETITION

     Our domestic mills compete with regional, national and foreign manufacturers of steel and copper. We do not produce a significant percentage of the total domestic output of most of our products. However, we are considered a substantial supplier in the markets near our facilities. We compete primarily on the price and quality of our products and our service. See “Risk Factors — Risks Related to Our Industry”.

     CMCZ is believed to be the largest supplier of wire rod and the third largest supplier of reinforcing bar in the Polish market. It competes with several large manufacturers of rebar and wire rod in central and eastern Europe, primarily on the basis of price and product availability.

     Our domestic fabrication businesses compete with regional and national suppliers. We believe that we are the largest fabricator of reinforcing bar in the United States and our joist facilities are the second largest manufacturer of joists in the United States, although significantly smaller than the largest joist supplier. We believe that we are the largest manufacturer of steel fence posts in the United States.

     We believe our recycling segment is one of the largest entities engaged in the recycling of nonferrous secondary metals in the United States. We are also a major regional processor of ferrous scrap metal. The secondary metals recycling business is subject to cyclical fluctuations based upon the availability and price of unprocessed scrap metal and the demand for steel and nonferrous metals. Buying prices and service to scrap suppliers are the principal competitive factors for the segment. The price offered for scrap metal is the principal competitive factor in acquiring material from smaller secondary metals collection firms while industrial generators of scrap may also consider the importance of other factors such as supplying appropriate collection containers, timely removal, reliable documentation including accurate and detailed purchase records with customized reports, the ability to service multiple locations, insurance coverage, and the buyer’s financial strength.

     Our marketing and distribution business is highly competitive. Our products in the marketing and distribution segment are standard commodity items. We compete primarily on the price, quality and reliability of our products, our financing alternatives and our additional services. In this segment, we compete with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources. In addition, some of our competitors may be able to pursue business without being restricted by the laws of the United States. We also compete with industrial consumers, who purchase directly from suppliers, and importers and manufacturers of semi-finished ferrous and nonferrous products. Our Coil Steels Group, a distributor of steel sheet and coil in Australia, is believed to be the third largest distributor of those products in Australia.

ENVIRONMENTAL MATTERS

     A significant factor in our business is our compliance with environmental laws and regulations. See “Risk Factors- Risks Related to Our Industry” below. Compliance with and changes in various environmental requirements and environmental risks applicable to our industry may adversely affect our results of operations and financial condition.

     Occasionally, we may be required to clean up or take certain remediation action with regard to sites we formerly used in our operations. We may also be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have treated or disposed of hazardous substances on the sites. The EPA has named us a potentially responsible party, or PRP, at several federal Superfund sites. The EPA alleges that we and other PRP scrap metal suppliers are responsible for the cleanup of those sites solely because we sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacturing of new products. We contend that an arms length sale of valuable scrap metal for use as a raw material in a manufacturing process that we have no control of should not constitute “an arrangement for disposal or treatment of hazardous substances” as defined under Federal law. In 2000 the Superfund Recycling Equity Act was signed into law which should, subject to the satisfaction of certain conditions, provide legitimate sellers of scrap metal for recycling with some relief from Superfund liability under Federal law. Despite Congress’ clarification of the intent of the Federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials and we continue to support clarification of state laws and regulations consistent with Congress’s action.

     New Federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2004, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $18.2 million. In addition, we estimate that we spent approximately $5.8 million during 2004 on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2005 of approximately $6.9 million.

EMPLOYEES

     As of September 2004, we had approximately 10,604 employees. Our domestic mills segment employed approximately 2,434 people, our CMCZ segment employed approximately 2,142 people, and our fabrication segment employed approximately 4,354 people. Our recycling segment employed 1,076 people, and our marketing and distribution segment employed 523 people. We have 36 employees in general corporate management and administration and 39 employees who provide service to our divisions and subsidiaries. Production employees at one metals recycling plant and one fabrication facility are represented by unions for collective bargaining purposes. Approximately one half of CMCZ’s employees are represented by unions. We believe that our labor relations are generally good to excellent and our work force is highly motivated.

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

RISKS RELATED TO OUR INDUSTRY

EXCESS CAPACITY IN OUR INDUSTRY COULD INCREASE THE LEVEL OF STEEL IMPORTS INTO THE U.S. RESULTING IN LOWER DOMESTIC PRICES WHICH WOULD ADVERSELY AFFECT OUR SALES, MARGINS AND PROFITABILITY.

     In certain international steel markets, steel-making capacity exceeds demand for steel products requiring certain countries to export substantial amounts of steel in order to maintain high employment and production levels. Accordingly, steel manufacturers in these countries have traditionally periodically exported steel at prices that are significantly below their home market prices and which may not reflect their costs of production or capital. This supply of imports can decrease the sensitivity of domestic steel prices to increases in demand.

A SHARP REDUCTION IN CHINA’S PACE OF ECONOMIC EXPANSION COULD REDUCE DEMAND FOR STEEL PRODUCTS.

     Chinese economic expansion has affected the availability and heightened the volatility of many commodities that we market and use in our manufacturing process, including steel. It is reported that China now accounts for one fourth of the world’s raw steel production and one fourth of the world’s steel consumption. Expansions and contractions in China’s economy can have major effects on the pricing of many commodities that affect us such as secondary metal prices, energy, marine freight rates, steel making supplies such as ferroalloys and graphite electrodes, materials we market such as iron ore and coke as well as the price of finished steel products. Should Chinese demand weaken, the pricing for many of the products that we both sell to and export from China may fall causing erosion in our gross margins and subjecting us to possible renegotiation of contracts or increases in bad debts.

OUR INDUSTRY IS AFFECTED BY CYCLICAL AND REGIONAL FACTORS.

     Many of our products are commodities subject to cyclical fluctuations in supply and demand in metal consuming industries. Periods of economic slowdown or a recession in the United States, or the public perception that a slowdown or recession may occur, could decrease the demand for our products and adversely affect our business. Our overall financial results will be dependent substantially upon the extent to which conditions in both the United States and global economies improve. A slower than expected recovery or another recession will further adversely affect our financial results. Our geographic concentration in the southern and southwestern United States as well as Central Europe and Australia exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity could adversely affect our sales and profitability.

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

     In addition, the primary feed materials for the eight shredders operated by our scrap metal recycling facilities are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of unrecyclable material known as shredder fluff. After the segregation of ferrous and saleable non-ferrous metals, shredder fluff remains. We, along with others in the recycling industry, interpret Federal regulations to require shredder fluff to meet certain criteria and pass a toxic leaching test to avoid classification as a hazardous waste. We also endeavor to remove hazardous contaminants from the feed material prior to shredding. As a result, we believe the shredder fluff we generate is not normally considered or properly classified as hazardous waste. If the laws, regulations or testing methods change with regard to EAF dust or shredder fluff, we may incur additional significant expenditures.

     Although we believe that we are in substantial compliance with all applicable laws and regulations, legal requirements are changing frequently and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate pollution control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors that may increase our future expenditures to comply with environmental requirements. Accordingly, we are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations. We cannot predict whether such costs can be passed on to customers through product price increases or whether competitors in various regions or countries would likewise be required to incur such increased costs.

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

FLUCTATIONS IN THE VALUE OF THE UNITED STATES DOLLAR RELATIVE TO OTHER CURRENCIES MAY ADVERSELY AFFECT OUR BUSINESS.

     Fluctuations in the value of the dollar can be expected to affect our business. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the U.S. by our foreign competitors. Past economic difficulties in Eastern Europe, Asia and Latin America have resulted in lower local demand for steel products and have encouraged greater steel exports to the U.S. at depressed prices. As a result, our products, which are made in the U.S., may become relatively more expensive as compared to imported steel, which has had and in the future could have a negative impact on our sales, revenues and profitability.

     A strong U.S. dollar hampers our international marketing and distribution business. Weak local currencies limit the amount of U.S. dollar denominated products that we can import for our international operations and limits our ability to be competitive against local producers selling in local currencies.

OUR STEEL MINIMILL BUSINESS REQUIRES CONTINUOUS CAPITAL INVESTMENTS THAT WE MAY NOT BE ABLE TO SUSTAIN.

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

SCRAP AND OTHER SUPPLIES FOR OUR BUSINESSES ARE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

     We depend on obsolete ferrous scrap, the primary feedstock for our steel minimills and other supplies such as graphite electrodes and ferroalloys for our steel minimill operations. Although we believe that the supply of scrap is adequate to meet future needs, the price of scrap and other supplies have historically been subject to significant fluctuation. Our future profitability will be adversely affected if we are unable to pass on to our customers increased raw material and supplies costs. We may not be able to adjust our product prices to recover the costs of rapid increases in material prices, especially over the short-term and in our domestic fabrication segment’s fixed price fabrication contracts.

     The raw material used in manufacturing copper tubing is copper scrap, supplemented occasionally by virgin copper ingot. Copper scrap has generally been readily available, and a small portion of our copper scrap comes from our metal recycling yards. However, copper scrap is subject to rapid price fluctuations related to the price and supply of virgin copper. Price increases for high quality copper scrap could adversely affect our business. Finally, our Arkansas mill does not have melting capacity, so it is dependent on an adequate supply of competitively priced used rail. The availability of used rail fluctuates with the pace of railroad abandonments, rail replacement by railroads and demand for used rail from other domestic and foreign rail rerolling mills. Price increases for used rail could adversely affect our business.

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

RISING INTEREST RATES MAY INCREASE OUR BORROWING COSTS AND DAMPEN ECONOMIC ACTIVITY RESULTING IN LOWER SALES, MARGINS AND PROFITABILITY.

     Our short term financing sources include primarily the commercial paper market, the sale of certain of our accounts receivable and borrowings from banks. If interest rates rise, our cost of borrowing will increase and lower our profitability. Higher interest rates may also adversely affect some of the markets for our products, such as housing and commercial construction, resulting in a lower level of sales, margins and profitability.

WE ARE INVOLVED AND MAY IN THE FUTURE BECOME INVOLVED IN VARIOUS ENVIRONMENTAL MATTERS THAT MAY RESULT IN FINES, PENALTIES OR JUDGMENTS BEING ASSESSED AGAINST US OR LIABILITY IMPOSED UPON US WHICH WE CANNOT PRESENTLY ESTIMATE OR REASONABLY FORESEE AND WHICH MAY HAVE A MATERIAL IMPACT ON OUR EARNINGS AND CASH FLOWS.

     Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, called CERCLA, or similar state statutes, we may have obligations to conduct investigation and remediation activities associated with alleged releases of hazardous substances or to reimburse the EPA (or state agencies as applicable) for such activities and to pay for natural resource damages associated with alleged releases. We have been named a potentially responsible party at fifteen federal and state Superfund sites because the EPA or an equivalent state agency contends that we and other potentially responsible scrap metal suppliers are liable for the cleanup of those sites as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

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

AN INABILITY TO FULLY AND EFFECTIVELY INTEGRATE RECENT AND FUTURE ACQUISITIONS COULD RESULT IN INCREASED COSTS WHILE DIVERTING MANAGEMENT’S ATTENTION FROM OUR CORE OPERATIONS, AND WE CANNOT ASSURE YOU THAT WE WILL REALIZE THEIR FULL BENEFITS OR SUCCESSFULLY MANAGE OUR COMBINED COMPANY, AND FUTURE ACQUISITIONS MAY RESULT IN DILUTIVE EQUITY ISSUANCES OR INCREASES IN DEBT.

     On December 3, 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of CMCZ, and on December 23, 2003, we acquired Lofland. Also, as part of our ongoing business strategy we regularly evaluate and may pursue acquisitions of and investments in complementary companies. We cannot assure you that we will be able to fully or successfully integrate recent or future acquisitions in a timely manner or at all. If we are unable to successfully integrate acquisitions, we may incur costs and delays or other operational, technical or financial problems, any of which could adversely affect our business. In addition, management’s attention may be diverted from core operations which could harm our ability to timely meet the needs of our customers and damage our relationships with those customers. To finance future acquisitions, we may need to raise funds either by issuing equity securities or incurring or assuming debt. If we incur additional debt, the related interest expense may significantly reduce our profitability.

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

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM AND THE LOSS OF ANY MEMBER COULD ADVERSELY AFFECT OUR OPERATIONS.

     Our success is dependent on the management and leadership skills of our senior management team, including Stanley A. Rabin, our President, Chief Executive Officer and Chairman of the Board. If we lose any of these individuals or fail to attract and retain equally qualified personnel, then we may not be able to implement our business strategy. We have not entered into employment agreements with any of our senior management personnel other than Murray R. McClean, Executive Vice President and Chief Operating Officer and Hanns Zoellner, President of our Marketing and Distribution Segment.

SOME OF OUR CUSTOMERS MAY DEFAULT ON THE DEBTS THEY OWE TO US.

     Economic conditions are not consistent in all the markets we serve. Some segments are still weak, and our customers may struggle to meet their obligations, especially if a significant customer of theirs defaults. We recorded a $6.2 million provision in fiscal 2004 for losses on receivables which increased our allowance for collection losses to $14.6 million. Other factors such as management and accounting irregularities have forced some companies into bankruptcy. A weak economic recovery and corporate failures could result in higher bad debt costs.

CREDIT RATINGS AFFECT OUR ABILITY TO OBTAIN FINANCING AND THE COST OF SUCH FINANCING.

     Credit ratings affect our ability to obtain financing and the cost of such financing. Our commercial paper program is ranked in the second highest category by Moody’s Investors Service (P-2) and Standard & Poor’s Corporation (A-2). Our senior unsecured debt is investment grade rated by Standard & Poor’s Corporation (BBB) and Moody’s Investors Service (Baa2). In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, industry conditions and contingencies. Lower ratings on our commercial paper program or our senior unsecured debt could impair our ability to obtain additional financing and will increase the cost of the financing that we do obtain.

THE AGREEMENTS GOVERNING THE NOTES AND OUR OTHER DEBT CONTAIN FINANCIAL COVENANTS AND IMPOSE RESTRICTIONS ON OUR BUSINESS.

     The indenture governing our 7.20% notes due 2005, 6.80% notes due 2007, 6.75% notes due 2009 and 5.625% notes due 2013 contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consolidate or merge. In addition, our credit facility contains covenants that place restrictions on our ability to, among other things:

—	create liens;

—	enter into transactions with affiliates;

—	sell assets;

—	in the case of some of our subsidiaries, guarantee debt; and

—	consolidate or merge.

     Our credit facility also requires that we meet certain financial tests and maintain certain financial ratios, including a maximum debt to capitalization and interest coverage ratios.

     Although the debt owed by CMCZ under a five-year term note is without recourse to Commercial Metals Company, our Swiss subsidiary that owns the CMCZ shares or any other of our subsidiaries, the note does contain certain covenants including minimum debt to EBITDA, debt to equity and tangible net worth requirements (as defined only by reference to CMCZ’s financial statements).

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

ITEM 2. PROPERTIES

     Our Texas steel minimill is located on approximately 600 acres of land that we own. Our Texas minimill facilities include several buildings that occupy approximately 753,000 square feet. Our Alabama steel minimill is located on approximately 41 acres of land, and it includes several buildings that occupy approximately 609,000 square feet. We utilize our facilities at the Texas and Alabama steel minimills for manufacturing, storage, office and other related uses. Our South Carolina steel minimill is located on approximately 101 acres of land, and the buildings occupy approximately 654,000 square feet. Our Arkansas steel minimill is located on approximately 135 acres of land, and the buildings occupy approximately 205,000 square feet. We lease approximately 30 acres of land at the Alabama minimill and all the land at the Arkansas and South Carolina minimills in connection with revenue bond financing or property tax incentives. We may purchase the land at the termination of the leases or earlier for a nominal sum.

     The facilities of our domestic fabrication segment utilize approximately 1,457 acres of land which we own and lease approximately 81 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia, North Carolina, Nevada, Iowa, California, Pennsylvania, Mississippi, Arizona, New Mexico, Arkansas and Oklahoma. Howell Metal Company owns approximately 30 acres of land in New Market, Virginia, with buildings occupying approximately 325,000 square feet.

     CMCZ’s principal operations are located in Zawiercie in south central Poland about 40 kilometers from Katowice. CMCZ and subsidiaries lease approximately 98% of the 2 million square meters of land utilized by the principal operations with a small balance owned. The land is leased from the State of Poland under contracts with 99 year durations and are considered to create a right of perpetual usufruct. The leases expire beginning in 2089 through 2100. The principal steel making operations are conducted in buildings having an area of approximately 229,000 square meters. The 6 major buildings in use have all been constructed on or after 1974. The real estate is also developed with approximately 133 other buildings including warehouses, administrative offices, workshops, garage, transformer stations, pumping stations, gas stations, boiler houses, gate houses and contains some structures leased to unrelated parties as well as CMCZ subsidiaries. Other much smaller tracts of land are leased or owned in nearby communities including those utilized by 6 affiliated scrap processing facilities.

     Our recycling segment’s plants occupy approximately 484 acres of land that we own in Beaumont, Dallas, Galveston, Houston, Lubbock, Midland, Odessa, Victoria and Vinton, Texas; Jacksonville, Ocala, Gainesville, Lake City, Orlando and Tampa, Florida; Shreveport, Louisiana; Chattanooga, Tennessee; Springfield and Joplin, Missouri; Burlington, North Carolina; Frontenac, Kansas; and Miami, Oklahoma. The recycling segment’s other scrap processing locations are on leased land.

     We lease the office space where our corporate headquarters and all of our domestic marketing and distribution offices are located. We own three warehouse buildings in Australia, one of which is located on leased real estate. We lease the other warehouse facilities located in Australia.

     The leases on the leased properties described above will expire on various dates and with the exception of the CMCZ leases described above, generally over the next ten years. Several of the leases have renewal options. We have had little difficulty renewing such leases as they expire. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2004, to be paid during fiscal 2005, to be approximately $6.3 million. We also lease a portion of the equipment we use in our plants. We estimate our minimum annual rental obligation for equipment operating leases in effect at August 31, 2004, to be paid during fiscal 2005, to be approximately $7.8 million.

ITEM 3. LEGAL PROCEEDINGS

     We have received notices from the EPA or state agencies with similar responsibility that we and numerous other parties are considered potentially responsible parties, or PRPs, and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980, or CERCLA, or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at fifteen locations. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that we expect will result in agreements to remediate the sites. The EPA or respective state agency refers to these locations, none of which involve real estate we ever owned or conducted operations upon, as the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the American Brass site in Headline, Alabama, the Delatte Metals site in Ponchatoula, Louisiana, the Palmetto Recycling site in Columbia, South Carolina, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, , the SoGreen/Parramore Site in Tifton, Georgia, the Stoller Sites in Jericho South Carolina and Pelham, Georgia, the Jensen Drive site in Houston, Texas .the Poly-Cycle Industries Site in Techula, Texas, and the Industrial Salvage site in Corpus Christi, Texas. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites. We do not know if any of these inquires will ultimately result in a demand for payment from us.

     The EPA notified us and other alleged PRPs that under Sec. 106 of CERCLA we and the other PRPs could be subject to a maximum fine of $25,000 per day and the imposition of treble damages if we and the other PRPs refuse to clean up the Peak Oil, Sapp Battery, SoGreen/Parramore and Stoller sites as ordered by the EPA. We are presently participating in PRP organizations at these sites which are paying for certain site remediation expenses. We do not believe that the EPA will pursue any fines against us if we continue to participate in the PRP groups or if we have adequate defenses to the EPA’s imposition of fines against us in these matters.

     In 1993, the Federal Energy Regulatory Commission entered an order against our wholly-owned subsidiary CMC Oil Company, or CMC Oil, which has been inactive since 1985. As a result of the order, CMC Oil is subject to a judgment which the Federal District Court upheld in 1994 and the Court of Appeals affirmed in 1995. The order found CMC Oil liable for overcharges constituting violations of crude oil reseller regulations from December 1977 to January 1979. The alleged overcharges occurred in connection with our joint venture transactions with RFB Petroleum, Inc. The overcharges total approximately $1,330,000 plus interest calculated from the transaction dates to the date of the District Court judgment under the Department of Energy’s interest rate policy, and with interest thereafter at the rate of 6.48% per annum. Although CMC Oil accrued a liability on its books during 1995, it does not have sufficient assets to satisfy the judgment. No claim has ever been asserted against us as a result of the CMC Oil litigation. We will vigorously defend ourselves if any such claim is asserted.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs
June 1, 2004- June 30, 2004				1,116,152 shares

July 1, 2004- July 31, 2004				1,116,152 shares

August 1, 2004 -August 31, 2004	143,847	$31.88	143,847	972,305 shares

Total	143,847	$31.88	143,847

MARKET AND DIVIDEND INFORMATION

     The table below summarizes the high and low sales prices reported on the New York Stock Exchange for our common stock and the quarterly cash dividends we paid for the past two fiscal years.

PRICE RANGE
OF COMMON STOCK

2003
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$19.92	$15.70	8 (cents)
2nd	17.21	13.75	8 (cents)
3rd	18.79	12.79	8 (cents)
4th	19.94	16.80	8 (cents)

PRICE RANGE
OF COMMON STOCK

2004
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$26.00	$18.02	8 (cents)
2nd	31.95	25.75	8 (cents)
3rd	34.40	22.10	8 (cents)
4th	37.20	29.33	10 (cents)

     Since 1982, our common stock has been listed and traded on the New York Stock Exchange. From 1959 until the NYSE listing in 1982, our common stock was traded on the American Stock Exchange. The number of shareholders of record of our common stock at November 1, 2004, was approximately 2,593.

EQUITY COMPENSATION PLANS

     Information about our equity compensation plans as of August 31, 2004 that were either approved or not approved by our stockholders is as follows (number of shares in thousands):

	A.	B.	C.
NUMBER OF SECURITIES
	NUMBER OF		REMAINING FOR FUTURE
	SECURITIES TO BE		ISSUANCE UNDER
	ISSUED UPON	WEIGHTED-AVERAGE	EQUITY COMPENSATION
	EXERCISE OF	EXERCISE	PLANS
	OUTSTANDING	PRICE OF OUTSTANDING	(EXCLUDING SECURITIES
	OPTIONS,	OPTIONS, WARRANTS AND	REFLECTED IN COLUMN
PLAN CATEGORY	WARRANTS AND RIGHTS	RIGHTS	(A)
Equity compensation plans approved by security holders	3,690	$19.07	2,205
Equity compensation plans not approved by security holders	0	0	0

TOTAL	3,690	$19.07	2,205

ITEM 6. SELECTED FINANCIAL DATA

     The table below sets forth a summary of our selected consolidated financial information for the periods indicated. The per share amounts have been adjusted to reflect a two-for-one stock split in the form of a stock dividend on our common stock effective June 28, 2002.

FOR THE YEARS ENDED AUGUST 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2004	2003	2002	2001	2000
Net Sales	$4,768,327	$2,875,885	$2,479,941	$2,470,133	$2,661,420
Net Earnings	132,021	18,904	40,525	23,772	44,590
Diluted Earnings Per Share	4.42	0.66	1.43	0.90	1.56
Total Assets	1,988,046	1,283,255	1,247,373	1,095,604	1,170,092
Stockholders’ Equity	660,627	506,933	501,306	433,094	418,805
Long-term Debt	393,368	254,997	255,969	251,638	261,884
Cash Dividends Per Share	0.34	0.32	0.275	0.26	0.26
Ratio of Earnings to Fixed Charges	7.30	2.57	3.77	2.19	3.25

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manufacture, recycle, market and distribute steel and metal products through a network of over 150 locations in the United States and internationally.

Subsequent to our acquisitions of CMC Zawiercie (CMCZ) and The Lofland Company (Lofland) in December 2003, we have revised our segment reporting to include five reportable segments. We have maintained our recycling and marketing and distribution segments, but presented our new Polish minimill, CMCZ, separately because its economic characteristics are different from our domestic minimills. Our former manufacturing segment has been split into two segments: (1) domestic mills, including our four steel minimills and copper tube minimill, and (2) domestic fabrication, including our new rebar acquisition (Lofland). Following our acquisition of Lofland, we made internal management reporting changes which necessitated this change in segment reporting. We have revised prior period results to be consistent with our current segment presentation.

Domestic Mills Operations

We conduct our domestic mills operations through a network of:

•	steel mills, commonly referred to as “minimills,” that produce reinforcing bar, angles, flats, small beams, rounds, fence post sections and other shapes;

•	scrap processing facilities that directly support these minimills; and

•	a copper tube minimill.

CMCZ Operations

We conduct our CMCZ minimill operation through:

•	a rolling mill that produces primarily reinforcing bar;

•	a rolling mill that produces primarily wire rod; and

•	our majority-owned scrap processing facilities that directly support CMCZ.

Domestic Fabrication Operations

We conduct our domestic fabrication operations through a network of:

•	steel fabrication and processing plants that bend, weld, cut and fabricate steel, primarily reinforcing bar and angles;

•	warehouses that sell or rent products for the installation of concrete;

•	plants that produce special sections for floors and ceiling support;

•	plants that produce steel fence posts;

•	plants that treat steel with heat to strengthen and provide flexibility;

•	a plant that rebuilds railcars; and

•	a railroad salvage company.

Recycling Operations

We conduct our recycling operations through metal processing plants located in the states of Florida, Georgia, Kansas, Louisiana, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee, and Texas.

Marketing and Distribution Operations

We market and distribute steel, copper and aluminum coil, sheet and tubing, ores, metal concentrates, industrial minerals, ferroalloys and chemicals through our network of marketing and distribution offices, processing facilities and joint ventures around the world. Our customers use these products in a variety of industries.

You should read this management’s discussion and analysis in connection with your review of our consolidated audited financial statements and the accompanying footnotes.

Critical Accounting Policies and Estimates

The following are important accounting policies, estimates and assumptions that you should understand as you review our financial statements. We apply these accounting policies and make these estimates and assumptions to prepare financial statements under accounting principles generally accepted in the United States (GAAP). Our use of these accounting policies, estimates and assumptions affects our results of operations and our reported amounts of assets and liabilities. Where we have used estimates or assumptions, actual results could differ significantly from our estimates.

Revenue Recognition We recognize sales when title passes to the customer either when goods are shipped or when they are received based on the terms of the sale. For a few of our steel fabrication operations, we recognize net sales and profits from certain long-term fixed price contracts by the percentage-of-completion method. For the years ended August 31, 2004, 2003 and 2002, respectively, we recognized approximately 3%, 3% and 6% of our total net sales on a percentage-of-completion basis. In determining the amount of net sales to recognize, we estimate the total costs and profits expected to be recorded for the contract term and the recoverability of costs related to change orders. When we estimate that a contract will result in a loss, the entire loss is accrued as soon as it is probable and estimable. Through the passage of time, due to the variances between actual costs and those that we previously anticipated, our estimates could change, resulting in changes in our earnings.

Contingencies We make accruals as needed for litigation, administrative proceedings, government investigations (including environmental matters), and contract disputes. We base our environmental liabilities on estimates regarding the number of sites for which we will be responsible, the scope and cost of work to be performed at each site, the portion of costs that we expect we will share with other parties and the timing of the remediation. Where timing of expenditures can be reliably estimated, we discount amounts to reflect our cost of capital over time. We record these and other contingent liabilities when they are probable and when we can reasonably estimate the amount of loss. Where timing and amounts cannot be precisely estimated, we estimate a range, and we recognize the low end of the range without discounting. Also, see Note 11, Commitments and Contingencies, to the consolidated financial statements.

Inventory Cost We determine inventory cost for most domestic inventories by the last-in, first-out method, or LIFO. At the end of each quarter, we estimate both inventory quantities and costs that we expect at the end of the fiscal year for these LIFO calculations, and we record an amount on a pro-rata basis. These estimates could vary substantially from the actual year-end results, causing an adjustment to cost of goods sold in our fourth quarter. See Note 15, Quarterly Financial Data, to the consolidated financial statements. We record all inventories at the lower of their cost or market value.

Property, Plant and Equipment Our domestic mills, CMCZ and recycling businesses are capital intensive. We evaluate the value of these assets and other long-lived assets whenever a change in circumstances indicates that their carrying value may not be recoverable. Some of the estimated values for assets that we currently use in our operations utilize judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer’s different viewpoint of future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets’ economically useful lives. To the extent that an asset’s actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.

Other Accounting Policies and New Accounting Pronouncements See Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements.

Consolidated Results of Operations

	Year ended August 31,
(in millions except share data)	2004	2003	2002
Net sales	$4,768	$2,876	$2,480
Net earnings	132.0	18.9	40.5
Per diluted share	4.42	0.66	1.43
EBITDA	296.2	106.9	143.4
International net sales	1,778	830	503
As % of total	37%	29%	20%
LIFO* effect on net earnings expense (income)	48.6	6.1	1.0
Per diluted share	1.63	0.21	0.04

*	Last in, first out inventory valuation method.

In the table above, we have included a financial statement measure that was not derived in accordance with GAAP. We use EBITDA (earnings before interest expense, income taxes, depreciation and amortization) as a non-GAAP performance measure. In calculating EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization. EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use EBITDA as one guideline to assess our unleveraged performance return on our investments. EBITDA is also the target benchmark for our long-term cash incentive performance plan for management. Reconciliations to net earnings are provided below for the year ended August 31:

(in millions)	2004	2003	2002
Net earnings	$132.0	$18.9	$40.5
Interest expense	28.1	15.3	18.7
Income taxes	65.1	11.5	22.6
Depreciation and amortization	71.0	61.2	61.6

EBITDA	$296.2	$106.9	$143.4

EBITDA does not include interest expense, income taxes and depreciation and amortization. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings determined under GAAP, as well as EBITDA, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation and amortization and income taxes.

Our EBITDA increased 177% to $296.2 million for our fiscal year ended August 31, 2004 as compared to $106.9 million in 2003. The following events had a significant financial impact during our fiscal year ended August 31, 2004 as compared to our 2003 fiscal year:

1.	We reported our highest net sales and net earnings ever.

2.	Increased selling prices, margins, production, and shipments resulted in significantly higher adjusted operating profits in our domestic mills and recycling segments.

3.	In December 2003, we acquired a minimill in Poland and a rebar fabricator with operations in Texas and surrounding states which significantly expanded our international manufacturing capabilities and enhanced our domestic market share in rebar fabrication.

4.	Margins in our domestic fabrication segment were compressed because of the rapid increase in input costs, but adjusted operating profits were better than last year.

5.	We attained record adjusted operating profits in our marketing and distribution segment due to robust demand in Asia (especially China), the improved U.S. economy, the weak U.S. dollar, and lower end-user inventories.

6.	We recorded a $48.6 million after-tax LIFO expense ($1.63 per diluted share) compared to $6.1 million LIFO expense ($0.21 per diluted share) in 2003.

7.	In 2004, we issued $200 million aggregate principal amount of 5.625% notes due 2013 following the purchase of $90 million of our notes otherwise due in 2005.

8.	Our overall effective tax rate was lower due primarily to a 20% effective tax rate in Poland.

In 2004, our net earnings reached all-time record levels as a result of the combination of historically high selling prices, margins, production and shipments in most of our segments. These positive factors more than offset increased purchase prices, LIFO expenses and other input costs. We also benefited from growth and acquisitions, especially our acquisition of 71% of CMCZ in Poland. Global market conditions were favorable which resulted in significantly increased selling prices and metal spreads, especially for our steel scrap and steel mill products. These market conditions included strong demand in Asia, an improving U.S. economy, the relatively weak U.S. dollar and low end-user inventories. Demand for our products was robust, and supply was tight. Our strategy of diversifying our business by segment, products and geography allowed us to take advantage of the positive environment. Conditions improved significantly throughout fiscal 2004, and our net earnings in the third and fourth quarters of fiscal 2004 exceeded those for any previous complete fiscal year.

Segments

Unless otherwise indicated, all dollars below are before minority interests and income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for making operating decisions. Following our acquisitions in December 2003, we have revised our segment reporting to include five reportable segments. We have revised prior period results to be consistent with our current segment presentation. See Note 14, Business Segments, to the consolidated financial statements.

We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes, minority interests and financing costs. Adjusted operating profit is equal to earnings before income taxes for our domestic mills and domestic fabrication segments because these segments require minimal outside financing. The following table shows net sales and adjusted operating profit (loss) by business segment:

	Year ended August 31,
(in millions)	2004	2003	2002
Net sales:
Domestic mills	$1,109	$770	$721
CMCZ*	427	—	—
Domestic fabrication	1,047	743	805
Recycling	774	441	378
Marketing and distribution	1,882	1,150	777
Corporate and eliminations	(471)	(228)	(202)
Adjusted operating profit (loss):
Domestic mills	84.2	19.7	41.0
CMCZ*	69.3	—	—
Domestic fabrication	7.3	0.7	30.4
Recycling	67.9	15.2	5.1
Marketing and distribution	39.4	21.8	14.2
Corporate and eliminations	(26.4)	(11.0)	(8.1)

*Acquired December 2003. Dollars are before minority interests.

2004 Compared to 2003

Domestic Mills We include our four domestic steel and our copper tube minimills in our domestic mills segment. In 2004, our domestic mills segment set all-time annual records for production, shipments and adjusted operating profits. Our domestic mills segments’ adjusted operating profit for the year ended August 31, 2004 increased by $64.5 million as compared to 2003 on $339.2 million (44%) more net sales. Net sales and adjusted operating profit were higher in 2004 due primarily to higher selling prices and shipments as compared to 2003. Metal margins (the difference between the average selling price and scrap purchase cost) for the segment increased significantly in 2004 as compared to 2003 because increases in selling prices more than offset the increases in scrap purchase and other input costs and much higher expenses related to valuing our inventories under the LIFO method. Our LIFO expenses increased due to our higher scrap purchase and other input costs, as well as increased inventory quantities.

Adjusted operating profit for our four domestic steel minimills was $75.1 million for the year ended August 31, 2004 as compared to $19.1 million for 2003. Selling prices and shipments increased in 2004 as compared to 2003 due to stronger demand, which was partially due to the recovering U.S. economy. Also, the competition from foreign steel imports was less as a result of the weaker U.S. dollar and stronger global markets, especially in China. Average scrap purchase costs were higher than last year due primarily to increased world demand for ferrous scrap. Our overall metal margins increased, resulting in significantly higher total adjusted operating profits for the four steel minimills in 2004 as compared to 2003. The table below reflects domestic steel and ferrous scrap prices per ton for the year ended August 31:

			Increase
	2004	2003	$	%
Average mill selling price (finished goods)	$385	$287	$98	34%
Average mill selling price (total sales)	379	278	101	36%
Average ferrous scrap purchase price	149	97	52	54%
Average metal margin	230	181	49	27%

The domestic steel minimills’ production and shipment levels (tons melted, rolled and shipped) for the year ended August 31, 2004 were at all-time record levels, in spite of the transformer failure at SMI-Texas on May 31, 2004. The table below reflects our domestic steel minimills’ operating statistics for the year ended August 31:

(in thousands)	2004	2003	Increase
Tons melted	2,265	2,081	9%
Tons rolled	2,195	1,972	11%
Tons shipped	2,401	2,284	5%

Due to the factors discussed above, all of our domestic steel minimills, except for SMI-Texas, were more profitable for the year ended August 31, 2004 as compared to 2003. SMI-Alabama reported an adjusted operating profit of $29.8 million, an increase of $25.7 million for the year ended August 31, 2004 as compared to 2003. SMI-South Carolina reported $13.3 million in adjusted operating profit for the year ended August 31, 2004 as compared to a $7.1 million adjusted operating loss in 2003. Adjusted operating profit at SMI-Arkansas increased by $3.8 million to an adjusted operating profit of $3.9 million for the year ended August 31, 2004. However, adjusted operating profit at SMI-Texas decreased by $1.5 million (8%) to $17.8 million for the year ended August 31, 2004 as compared to 2003. This decrease was due largely to the failure of SMI-Texas’ primary transformer on May 31, 2004, with the subsequent failure of the principal back up transformer in June 2004 and accruals related to a sales tax audit and unclaimed property. Although another replacement transformer was installed, it had a lower capacity, resulting in lower production than we had planned. In order to meet our sales commitments to our SMI-Texas customers in the fourth quarter of 2004, we purchased and rolled billets from other affiliated and unrelated minimills at higher costs. We intend to file a claim with our business interruption insurance carrier. See Note 11, Commitments and Contingencies, to the consolidated financial statements. Overall, the steel minimills recorded $24.1 million LIFO expense in 2004 as compared to $5.7 million in 2003. Utility expenses increased by $7.3 million (12%) in 2004 as compared to 2003. Electricity increased by $4.5 million (10%) due to both higher usage from increased overall production and rate increases. Natural gas costs increased by $2.8 million (15%) due to higher rates and usage. Costs for ferroalloys and graphite electrodes increased by $8.4 million and $2.3 million, respectively, in 2004 as compared to 2003 largely to more demand from U.S. mills, the impact of the weaker U.S. dollar and higher ocean freight costs on these imported items.

Our copper tube minimill’s adjusted operating profit was $9.0 million during the year ended August 31, 2004 as compared to an adjusted operating profit of $620 thousand for 2003. Copper tube selling prices and shipments increased due to stronger demand from residential and commercial customers. The strong U.S. market in 2004 more than compensated for increased foreign imports, alternative competing products such as plastic water tubing, and consolidation among our customers. Our average selling price increased more than our average copper scrap purchase cost resulting in increased metal margins in 2004 as compared to 2003. The table below reflects our copper tube minimill’s prices and costs per pound and operating statistics for the year ended August 31:

(pounds in millions)	2004	2003	Increase
Pounds shipped	68.4	61.9	11%
Pounds produced	66.3	60.7	9%
Average selling price	$1.69	$1.17	44%
Average scrap purchase cost	$1.08	$0.72	50%
Average metal margin	$0.61	$0.45	36%

Our copper tube minimill recorded $5.5 million LIFO expense for the year ended August 31, 2004 as compared to $519 thousand in 2003.

CMCZ On December 3, 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), a steel minimill in Zawiercie, Poland. See Note 2, Acquisitions, to the consolidated financial statements. This acquisition greatly expanded our international manufacturing operations. CMCZ recorded net sales of $427.1 million and an adjusted operating profit of $69.3 million (before minority interests) for the year ended August 31, 2004. The factors described above affecting our domestic steel minimills affected CMCZ as well, except that it did not benefit from the weaker U.S. dollar. However, although market conditions remained favorable, the average selling price decreased by 4% during the fourth quarter as compared to the third quarter of 2004 due to increased competition. Subsequent to our acquisition, CMCZ, in coordination with our international marketing and distribution operation, found new outlets for its products. The table below reflects CMCZ’s steel and ferrous scrap prices per ton and our key operating statistics (tons in thousands) for the nine months ended August 31, 2004:

Average mill selling price (total sales)	$380	Tons melted	1,159
Average ferrous scrap purchase price	179	Tons rolled	863
Average metal margin	201	Tons shipped	1,082

Domestic Fabrication Our domestic fabrication businesses reported an adjusted operating profit of $7.3 million for the year ended August 31, 2004 as compared to an adjusted operating profit of $701 thousand in 2003. Net sales were $1.0 billion in 2004, an increase of $304.7 million (41%) as compared to 2003. On December 23, 2003, we acquired 100% of the stock of Lofland Acquisition, Inc. (Lofland) which operates steel reinforcing bar fabrication and construction-related product sales facilities from 11 locations in Texas, Arkansas, Louisiana, Oklahoma, New Mexico and Mississippi. This acquisition complemented our existing Texas rebar fabrication and construction-related products sales operations and expanded our service areas in each of the neighboring states. See Note 2, Acquisitions, to the consolidated financial statements. Lofland accounted for $78.3 million of the increase in net sales and reported a $5.8 million adjusted operating loss during 2004 subsequent to our acquisition. Lofland recorded a loss primarily because the overall purchase costs from our steel suppliers increased against our selling prices. Lofland’s sales prices did not increase as fast as our steel purchase costs because much of our fabrication work was sold months in advance at a fixed price. However, our domestic fabrication segment’s overall adjusted operating profit increased in 2004 as compared to 2003 due to overall higher average selling prices and shipments. As 2004 progressed, market conditions became increasingly favorable, resulting in higher gross margins in all of our product lines including rebar fabrication, construction-related products, steel fence posts, steel joists, castellated beams and structural steel fabrication. Increases in steel purchase costs were more than offset by increased selling prices and shipments. Although construction activity was mixed and varied by region, some private nonresidential construction markets improved and public and institutional construction continued at a solid level enabling us to obtain higher selling prices and increase shipments to meet demand.

Our acquisition of Lofland resulted in 127 thousand additional tons shipped. The table below shows the average fabrication selling prices per ton (excluding stock and buyout sales) and total fabrication plant shipments for the years ended August 31:

	2004	2003	Increase
Average fabrication selling price	$626	$536	17%
Tons shipped (in thousands)	1,311	1,028	28%

We recorded $26.3 million of LIFO expense in our domestic fabrication segment for the year ended August 31, 2004, due to the higher cost of steel and more inventories on hand. During the year ended August 31, 2003, we recorded $1.6 million of LIFO expense. During the year ended August 31, 2004, we recorded impairment charges of $6.6 million. See Note 5, Asset Impairment Charges, to the consolidated financial statements. We are continuing to evaluate certain other facilities which are performing under expectations or for which we are considering alternative uses. Our current estimates of cash flows do not indicate that the assets are impaired. However, these estimates and expected uses could change resulting in additional asset impairments.

During 2003, we acquired substantially all of the operating assets of the Denver, Colorado location of Symons Corporation, E.L. Wills in Fresno, California and Dunn Del Re Steel in Chandler, Arizona for a total of $13.4 million. No single one of these acquisitions was significant to our operations, nor were they significant in the aggregate.

Recycling Our recycling segment reported an adjusted operating profit of $67.9 million for the year ended August 31, 2004 as compared with an adjusted operating profit of $15.2 million in 2003. Net sales for the year ended August 31, 2004 were 75% higher at $774.2 million. Gross margins in 2004 were much higher as compared to 2003. Our selling prices, particularly ferrous scrap, increased significantly because demand from Far Eastern buyers, especially China, and the weaker U.S. dollar resulted in more scrap exports by our competitors. In addition, domestic demand for ferrous scrap increased due to high levels of steel production, resulting in higher shipments. We exported nonferrous scrap to both Asia and Europe during 2004. Our sales volumes increased as well, partially due to additional materials that we were able to obtain through our National Accounts program directed at the management of scrap for our manufacturing customers. The following table reflects our recycling segment’s average selling prices per ton and tons shipped (in thousands) for the year ended August 31:

	2004	2003	Increase
Average ferrous selling price	$172	$100	72%
Average nonferrous selling price	$1,382	$1,021	35%
Ferrous tons shipped	1,979	1,639	21%
Nonferrous tons shipped	258	231	12%
Total volume processed and shipped*	3,411	2,811	21%

*	Includes all of our domestic processing plants.

Also, we recorded $5.2 million LIFO expense for the year ended August 31, 2004 as compared to $1.3 million in 2003, due primarily to increased material purchase costs.

Marketing and Distribution Net sales in our marketing and distribution segment increased $732.1 million (64%) for the year ended August 31, 2004 as compared to 2003, $93.4 million of which resulted from functional currency fluctuations. Our adjusted operating profit for the year ended August 31, 2004 was $39.4 million as compared to $21.8 million in 2003, an increase of 81%. Our increased profitability in marketing and distribution was largely the result of our strategy in recent years to build up our regional business around the world and to increase our downstream presence. The net effect of functional currency fluctuations on our adjusted operating profit was an increase of $2.7 million. The remainder of the increases in net sales and adjusted operating profit was due to higher shipments and selling prices in 2004 as compared to 2003 for all divisions. The effect of these increases was partially offset by $13.8 million LIFO expense in 2004. LIFO expense of $266 thousand was recorded in 2003. Our higher 2004 LIFO expense was due to increases in both inventory purchase costs and quantities. Markets were favorable in several geographic regions around the world. Our sales increased significantly in the United States and Europe. We imported more steel, aluminum, copper and stainless steel into the United States, and gross margins for these products were higher in 2004 as compared to 2003. Also, sales increased for most of our product lines. Sales to and within Asia were up significantly, and the economy in Australia was still strong. Our 2004 sales and adjusted operating profits for industrial materials and products were at record levels because of strong demand, especially in China, Europe and the U.S. During 2004, we received a dividend of CZK 34.1 million ($1.6 million) from our 11% investee, Trinecke Zelezarny, a Czech steel mill.

Corporate and Eliminations Commensurate with our overall increase in profitability, discretionary items such as bonuses, profit sharing and contributions increased for the year ended August 31, 2004 as compared to 2003. Our interest expense for the year ended August 31, 2004 increased as compared to 2003 due primarily to our issuance of $100 million additional long-term debt which we used to finance the acquisitions of CMCZ and Lofland. See Note 6, Credit Arrangements, to the consolidated financial statements. Also, our average short-term borrowings increased in 2004 as compared to 2003 to finance additional working capital including our operations in Poland.

Our overall effective tax rate decreased to 30.7% for the year ended August 31, 2004 as compared to 37.8% in 2003, due to the effective tax rate in Poland of 20%. We consider our investment in CMCZ to be permanent.

Near-Term Outlook

We expect that the positive market conditions that resulted in our record 2004 net sales and adjusted operating profits will continue in our fiscal year ending August 31, 2005. Overall, our selling prices and volumes should be sustainable. We believe that activity in China has slowed as the Chinese government moderates the growth rate; however, increased exports from China to other Asian countries should benefit our international division. We believe that the moderate slowing of China’s economy (thereby avoiding a hard landing), the continued U.S. economic recovery and improved state budgets in the U.S. will all positively impact our business. However, our adjusted operating profits could be reduced if very high petroleum prices cause further increases in utility and freight costs. We expect that while our overall level of profitability will be sustained in 2005 as compared to 2004, a higher proportion of our adjusted operating profits will be from our domestic fabrication segment because our backlog has higher selling prices. CMCZ’s adjusted operating profit will be lower partially due to increased competition in their marketplace. Our domestic mills and marketing and distribution segments should continue to report comparable levels of adjusted operating profits in 2005 as compared to 2004, while recycling’s adjusted operating profit should be lower as ferrous prices moderate. Orders and selling prices in our domestic mills and marketing and distribution segments should remain firm. Our LIFO expenses should be lower in fiscal 2005 as compared to 2004.

We anticipate that our effective tax rate for the first quarter of 2005 will be 33%, excluding any impact from recent legislation. On October 1, 2004, the President signed the American Jobs Creation Act of 2004 (the Act) which offers a limited window of opportunity to repatriate certain cash dividends from foreign subsidiaries at a reduced rate. The Company is currently evaluating the Act. Due to the uncertainties regarding the new legislation, the Company has not had sufficient time to evaluate all available alternatives. We anticipate reaching final conclusions regarding the implications of the Act in fiscal 2005. We estimate that our net earnings per diluted share (including the impact of adjusting our inventory valuation to the LIFO method) will be between $1.70 and $1.90 for the three months ending November 30, 2004.

We have successfully reinstalled our principal transformer at SMI-Texas. We maintain business interruption insurance which should cover a substantial portion of the reduction in profitability at SMI-Texas as a result of the production curtailment during the fourth quarter of 2004. We also expect to file an additional business interruption claim covering a failure during start up in August 2003 of a new, higher capacity transformer at SMI-South Carolina. We have returned this transformer to its manufacturer in Italy, and it is now scheduled to be reinstalled in November 2004. We have not considered any business interruption insurance recoveries, which may be substantial, in our earnings estimate for the three months ended November 30, 2004 because we are unable to estimate the minimum recoverable amount. Also, we are uncertain as to the timing of recoveries.

We anticipate that our capital spending for 2005 will be $130 million, including acquisition costs for a shredder at CMCZ and a continuous caster project at our SMI-Texas melt shop.

Long-Term Outlook

The rapid expansion of a number of emerging economies, including China, has been a major catalyst for the strong steel and nonferrous markets around the world. The magnitude of the growth in these economies has been a new dynamic in the global marketplace. Therefore, we believe that there is an enhanced prospect of significant long-term growth in demand for the global materials sector. We believe that we are well-positioned to exploit long-term opportunities. We expect strong demand for our products due to continuing recovery in demand throughout the major global economies as well as continued growth in developing countries. Emerging countries often have a higher growth rate for steel and nonferrous metals consumption. We believe that the demand will increase in Asia, particularly in China, as well as in Central and Eastern Europe.

We believe that there will be further consolidation in our industries, and we plan to continue to participate in a prudent way. The reasons for further consolidation include a historically inadequate return on capital for many companies, a high degree of fragmentation, the need to eliminate non-competitive capacity and more effective marketing.

2003 Compared to 2002

Domestic mills Our domestic mills’ adjusted operating profit decreased $21.3 million as compared to 2002. A litigation settlement at the steel mills in 2002 accounted for $2.5 million of the decrease. Excluding this item, adjusted operating profit decreased 49% in 2003 as compared to 2002. The effect of valuing inventories under the LIFO method and increased utility costs accounted for $5.1 million and $9.4 million, respectively, of the decrease in adjusted operating profit. The remaining $4.3 million was due to higher scrap purchase costs, net of the effect of higher selling prices and shipments. Net sales for the year ended August 31, 2003 increased $49 million (7%) as compared to 2002. Our steel minimills implemented higher selling prices that became partially effective during the second half of 2003, although steel mill selling prices were at very low levels for much of 2003. However, scrap purchase prices were driven sharply higher by offshore demand and the weakening value of the U.S. dollar. The selling price increases and increased shipments did not fully offset higher scrap and utility costs. Gross margins were significantly lower as a result of these conditions. Our copper tube mill’s gross margins were also lower due to increased copper scrap purchase prices and lower selling prices for its products.

Adjusted operating profit for our four domestic steel minimills decreased $18.2 million (52%) for the year ended August 31, 2003 as compared to 2002. The effect of valuing inventories under the LIFO method accounted for $3.5 million (19%) of the decrease in adjusted operating profit for the year ended August 31, 2003 as compared to 2002. Also, during the year ended August 31, 2002, our domestic steel minimills received $2.5 million from a nonrecurring graphite electrode litigation settlement. Even excluding these items, adjusted operating profit in 2003 decreased as compared to 2002 because higher shipments and average selling prices were not enough to offset higher input costs, including scrap and utilities. The table below reflects domestic steel and scrap prices per ton for the year ended August 31:

	2003	2002
Average mill selling price (finished goods)	$287	$275
Average mill selling price (total sales)	278	269
Average ferrous scrap purchase price	97	80

The domestic mills’ production and shipment levels (tons melted, rolled and shipped) were as follows for the year ended August 31:

			Increase/
(in thousands)	2003	2002	(Decrease)
Tons melted	2,081	2,100	(1%)
Tons rolled	1,972	2,026	(3%)
Tons shipped	2,284	2,171	5%

Our adjusted operating profit at SMI-Texas decreased 25% to $19.3 million for the year ended August 31, 2003 as compared to an adjusted operating profit of $25.8 million in 2002. SMI-South Carolina lost $7.1 million for the year ended August 31, 2003 as compared to a $2.8 million adjusted operating profit in 2002.

Higher scrap costs, higher energy costs and a weak demand for our products were the most significant reasons for SMI-South Carolina’s loss in 2003. SMI-Arkansas reported a $160 thousand adjusted operating profit in 2003 as compared to a $3.5 million adjusted operating profit in 2002. Most of the decrease in adjusted operating profit at SMI-Arkansas was attributable to LIFO expense caused by higher year-end inventories of rerolling rail. However, adjusted operating profit at our SMI-Alabama mill for the year ended August 31, 2003 increased 63% to $4.2 million as compared to $2.5 million in 2002. Cost reduction efforts, improved operating efficiencies and better market conditions were the key factors in SMI-Alabama’s improved profitability. Utility expenses increased by $9.4 million for the year ended August 31, 2003 as compared to 2002. The increase in utility costs was mostly due to higher natural gas costs, although electricity expenses also increased.

Our copper tube minimill reported an adjusted operating profit of $620 thousand for the year ended August 31, 2003 as compared to an adjusted operating profit of $5.1 million in 2002. Net sales were 2% lower in 2003 as compared to 2002. The difference between the sales price and copper scrap purchase cost is commonly referred to as “the metal margin.” The metal margin declined in 2003 as compared to 2002 because selling prices decreased while copper scrap purchase costs increased. Although single family residential construction held up relatively well, other market sectors were weaker which put pressure on selling prices. The table below reflects our copper tube minimill’s prices and costs per pound and operating statistics for the year ended August 31:

			Increase/
(pounds in millions)	2003	2002	(Decrease)
Pounds shipped	61.9	59.3	4%
Pounds produced	60.7	56.2	8%
Average selling price	$1.17	$1.24	(6%)
Average scrap purchase cost	$0.72	$0.68	6%
Average metal margin	$0.45	$0.56	(20%)

Domestic Fabrication Our domestic fabrication operations were significantly less profitable in 2003 as compared to 2002, primarily due to lower selling prices which more than offset the impact of higher shipments. Our domestic fabrication operations reported an adjusted operating profit of $701 thousand for the year ended August 31, 2003 as compared to a profit of $30.4 million in 2002. We recorded a $5.2 million gain from the sale of SMI-Owen in March 2002. Also, prior to its sale, SMI-Owen had an adjusted operating profit of $2.9 million for the year ended August 31, 2002. Excluding these items, domestic fabrication’s adjusted operating profits decreased by $21.6 million for the year ended August 31, 2003 as compared to 2002. The $21.6 million decrease was due primarily to lower selling prices. The table below shows the average fabrication selling prices per ton (excluding stock and buyout sales) and total fabrication plant shipments for the year ended August 31:

			Increase/
	2003	2002	(Decrease)
Average fabrication selling price	$536	$608	(12)%
Tons shipped (in thousands)	1,028	984	4%

During 2003, we acquired substantially all of the operating assets of the Denver, Colorado location of Symons Corporation, E.L. Wills in Fresno, California, and Dunn Del Re Steel in Chandler, Arizona. The Symons location is a concrete formwork supplier, and E.L. Wills and Dunn Del Re Steel are rebar fabrication operations. The purchase prices for these businesses totaled $13.4 million. No single one of these acquisitions was significant to our operations.

Recycling Our recycling segment reported an adjusted operating profit of $15.2 million for the year ended August 31, 2003 as compared to an adjusted operating profit of $5.1 million in 2002. All four of the geographic regions where the segment operates were substantially more profitable. Net sales for the year ended August 31, 2003 were $441.4 million, an increase of 17% as compared to our net sales of $378.1 million in 2002. Our gross margins were 24% higher in 2003 as compared to 2002, partially due to controls over costs. Higher ferrous selling prices resulting from greater demand from overseas markets contributed to this increase, as well as the weaker U.S. dollar. The following table reflects our recycling segment’s average selling prices per ton and tons shipped (in thousands) for the year ended August 31:

			Increase/
	2003	2002	(Decrease)
Average ferrous selling price	$100	$81	23%
Average nonferrous selling price	$1,021	$947	8%
Ferrous tons shipped	1,639	1,494	10%
Nonferrous tons shipped	231	238	(3)%
Total volume processed and shipped*	2,811	2,568	9%

*	Includes all of our domestic processing plants.

Marketing and Distribution Net sales for the year ended August 31, 2003 for our marketing and distribution segment increased $372.7 million (48%) to $1.15 billion. Adjusted operating profit for the year ended August 31, 2003 was $21.8 million, an increase of 53% as compared to 2002. Most of the increases in net sales and adjusted operating profit related to sales outside of the United States. International steel prices for flat-rolled products rose and then weakened, because of decreased demand from China, during the first three quarters of 2003. However, the prices for flat-rolled steel products rose again during the fourth quarter. Prices for long products slowly increased during 2003. Our steel shipments increased, except for imports into the U.S. Our business in the U.S. was reduced because of the weak economy and the weaker U.S. dollar. Due to these factors, volumes, prices and margins for nonferrous semi-finished products were lower in 2003 as compared to 2002. However, sales and margins for ores, minerals, ferroalloys and special metals were generally higher. Also, freight costs increased in 2003 as compared to 2002. Our marketing and distribution and service center operations in Australia were more profitable in 2003 as compared to 2002. Our joint venture Europickling facility in Belgium became profitable during 2003. Also, the joint venture arrangements with our 11% investee, Trinecke Zelezarny, contributed to our sales in Central Europe. Sales into Asia, including China, were strong, especially during the first and second quarters of our fiscal 2003. In July 2003, our international subsidiary entered into a definitive agreement to purchase a controlling interest in CMCZ. This acquisition closed on December 3, 2003.

Corporate and Eliminations Our employees’ retirement plan expenses were 16% lower for the year ended August 31, 2003 as compared to 2002. Discretionary items, including bonuses and contributions, were lower for the year ended August 31, 2003 as compared to 2002 because 2003 was less profitable. Interest expense for the year ended August 31, 2003 was lower as compared to 2002 due primarily to lower overall interest rates on short-term borrowings and two interest rate swaps on parts of our long-term debt which resulted in lower effective interest rates.

During 2002, we favorably resolved all issues for our federal income tax returns through 1999. Due to the lack of any material adjustments, we reevaluated our tax accruals and, consequently, reduced the net tax expense by $1.0 million during 2002.

2004 Liquidity and Capital Resources

We discuss liquidity and capital resources on a consolidated basis. Our discussion includes the sources and uses of our five operating segments and centralized corporate functions. We have a centralized treasury function and use inter-company loans to efficiently manage the short-term cash needs of our operating divisions. We invest any excess funds centrally.

We rely upon cash flows from operating activities, and to the extent necessary, external short-term financing sources for liquidity. Our short-term financing sources include the issuance of commercial paper, sales of accounts receivable, documentary letters of credit with extended terms, short-term trade financing arrangements and borrowing under our bank credit facilities. From time to time, we have issued long-term public and private debt. See Note 6, Credit Arrangements, to the consolidated financial statements. Our investment grade credit ratings and general business conditions affect our access to external financing on a cost-effective basis. Depending on the price of our common stock, we may realize significant cash flows from the exercise of stock options.

Moody’s Investors Service (P-2) and Standard & Poor’s Corporation (A-2) rate our $275 million commercial paper program in the second highest category. To support our commercial paper program, we have an unsecured contractually committed revolving credit agreement with a group of sixteen banks. Our $275 million facility expires in August 2006. Under the program, our commercial paper capacity is reduced by our outstanding standby letters of credit which totaled $19.9 million at August 31, 2004. The costs of our revolving credit agreement may be impacted by a change in our credit ratings. We plan to continue our commercial paper program and the revolving credit agreements in comparable amounts to support the commercial paper program. Also, we have numerous informal, uncommitted, short-term credit facilities available from domestic and international banks. These credit facilities are available to support import letters of credit, foreign exchange transactions and, in certain instances, short-term working capital loans.

Our long-term public debt was $360 million at August 31, 2004 and is investment grade rated by Standard & Poor’s Corporation (BBB) and by Moody’s Investors Services (Baa2). We believe we have access to the public markets for potential refinancing or the issuance of additional long-term debt. During the year ended August 31, 2004, we purchased $90 million of our 7.20% notes otherwise due in 2005, and issued $200 million of 5.625% notes due November 2013.

In March 2004, we refinanced the notes payable that we assumed upon the acquisition of CMCZ with a five-year term note with a group of four banks for 150 million PLN ($38.4 million) and a revolving credit facility with maximum borrowings of 60 million PLN ($16.4 million). The term note and the revolving credit facilities are secured by the majority of CMCZ assets and contain certain financial covenants. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt. At August 31, 2004, only a minimal amount was outstanding on CMCZ’s revolving credit facility.

In order to facilitate certain trade transactions, we utilize letters of credit, advances and non- or limited-recourse trade financing arrangements to provide assurance of payments and advance funding to our suppliers. The letters of credit may be for prompt payment or for payment at a future date, conditional upon the bank finding the documentation presented to be in strict compliance with all terms and conditions of the letter of credit. Our banks issue these letters of credit under informal, uncommitted lines of credit which are in addition to the committed revolving credit agreement. In some cases, if our suppliers choose to discount the future dated obligation we may absorb the discount cost. The trade financing arrangements consist of a financing agreement with a lender which is secured by a supply agreement with our supplier. The lender is repaid after the product is delivered to us in conformance with the supply agreement. We are not liable for repayment of the principal and/or interest to the bank unless and until we have received the conforming deliveries from the supplier.

Credit ratings affect our ability to obtain short- and long-term financing and the cost of such financing. If the rating agencies were to reduce our credit ratings, we would pay higher financing costs and probably would have less availability of the informal, uncommitted facilities. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off-balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, industry condition and contingencies. Maintaining our investment grade ratings is a high priority for us.

Certain of our financing agreements include various covenants. Our revolving credit agreement contains financial covenants which require that we (a) not permit our ratio of consolidated long-term debt (including current maturities) to total capitalization (defined in our credit agreement as stockholders’ equity less intangible assets plus long-term debt) to be greater than 0.55 to 1.00 at any time and, (b) not permit our quarterly ratio of consolidated EBITDA to consolidated interest expense on a rolling twelve month basis to be less than 3.00 to 1.00. At August 31, 2004, our ratio of consolidated debt to total capitalization was 0.40 to 1.00. Our ratio of consolidated EBITDA to interest expense for the year ended August 31, 2004 was 10.5 to 1.00. In addition, our credit agreement contains covenants that restrict our ability to, among other things:

•	create liens;

•	enter into transactions with affiliates;

•	sell assets;

•	in the case of some of our subsidiaries, guarantee debt; and

•	consolidate or merge.

The indenture governing our long-term public debt contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions, consolidate or merge and limits the ability of some of our subsidiaries to incur certain types of debt or to guarantee debt. Also, our five-year term note at CMCZ contains certain covenants including minimum debt to EBITDA, debt to equity and tangible net worth requirements (as defined for CMCZ only). We have complied with the requirements, including the covenants of our financing agreements as of and for the year ended August 31, 2004.

Off-Balance Sheet Arrangements For added flexibility, we may secure financing through sales of certain accounts receivable both in the U.S. and internationally. See Note 3, Sales of Accounts Receivable, to the consolidated financial statements. Our domestic program provides for such sales in an amount not to exceed $130 million, and our European and Australian subsidiaries can sell up to 15 million GBP and 50 million AUD of additional accounts receivable. We may continually sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. The U.S. securitization program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement. As a result of an amendment on April 22, 2004, a different termination event based on our credit ratings that had been included in the program was eliminated. We use the securitization program as a source of funding that is not reliant on either our short-term commercial paper program or our revolving credit facility. As such, we do not believe that any reductions in the capacity or termination of the securitization program would materially impact our financial position, cash flows or liquidity because we have access to other sources of external funding.

Our domestic mills, CMCZ and recycling businesses are capital intensive. Our capital requirements include construction, purchases of equipment and maintenance capital at existing facilities. We plan to invest in new operations, use working capital to support the growth of our businesses, and pay dividends to our stockholders.

We continue to assess alternative means of raising capital, including potential dispositions of under-performing or non-strategic assets. Any future major acquisitions could require additional financing from external sources such as the issuance of common or preferred stock.

Cash Flows Our cash flows from operating activities primarily result from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products. We also sell and rent construction-related products and accessories. We have a diverse and generally stable customer base. We use futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metals commodity prices. See Note 7, Financial Instruments, Market and Credit Risk, to the consolidated financial statements. The volume and pricing of orders from our U.S. customers in the manufacturing and construction sectors affect our cash flows from operating activities. The pace of economic expansion and retraction of major industrialized and emerging markets (especially China) outside of the U.S. also significantly affect our cash flows from operating activities. The weather can influence the volume of products we ship in any given period. Also, the general economy, the strength of the U.S. dollar, governmental action, and various other factors beyond our control influence our volume and prices. Periodic fluctuations in our prices and volumes can result in variations in cash flows from operating activities. Despite these fluctuations, we have historically relied on operating activities as a steady source of cash.

Our operating activities for the year ended August 31, 2004 provided net cash flows of $49.7 million as compared to the $14.3 million of net cash flows provided by our operating activities for the year ended August 31, 2003. Net earnings were $113.1 million higher for the year ended August 31, 2004 as compared to 2003. However, net working capital increased by $241.3 million to $640.8 million at August 31, 2004 from $399.4 million at August 31, 2003. Our newly acquired CMCZ and Lofland operations accounted for $89.1 million of the increase (of which $43.3 million was directly related to balances at their acquisitions). Accounts receivable (excluding amounts acquired at CMCZ and Lofland) increased $223.8 million during the year ended August 31, 2004 as compared to 2003. This increase was much greater than the increase in accounts receivable of $65.7 million in 2003, although the trend was generally higher over the past three years due primarily to growth in our operations. In addition to growth, accounts receivable significantly increased in all segments in 2004, primarily due to higher selling prices and shipments with the majority of the increases in domestic fabrication, recycling and marketing and distribution. Also, we sold $77.9 million of accounts receivable for the year ended August 31, 2004 as compared to $18.7 million in 2003 (See Note 3, Sales of Accounts Receivable, to the consolidated financial statements). Our inventories (excluding those acquired with CMCZ and Lofland) increased by $290.5 million during the year ended August 31, 2004 as compared to an increase of $36.4 million in 2003. The 2004 increase was primarily due to higher purchase costs, higher quantities in anticipation of increased sales, and goods in transit. The majority of the increases were in our marketing and distribution and domestic fabrication segments. Also, our trade accounts payable, accrued expenses, other payables and income taxes (excluding Lofland and CMCZ) increased by $224.0 million during the year ended August 31, 2004 as compared to 2003 due primarily to increased inventory purchases and higher discretionary accruals.

The decrease in net cash flows from operating activities for the year ended August 31, 2003 as compared to 2002 primarily resulted from lower net earnings in 2003 and increases in working capital as a result of increased accounts receivable and inventories. Net sales in the fourth quarter of 2003 were significantly higher than in the fourth quarter of the previous year, resulting in more accounts receivable at year end. Inventories increased in 2003 as compared to 2002 primarily due to higher costs and higher inventory quantities at the minimills and our steel fabrication and post plants.

Excluding the acquisitions of Lofland and CMCZ, we invested $51.9 million in property, plant and equipment during the year ended August 31, 2004, which was slightly more than during 2003 and 2002. We expect our capital spending for fiscal 2005 to be $130 million. We assess our capital spending each quarter and reevaluate our requirements based upon current and expected results.

In November 2003, we issued $200 million of long-term notes due in 2013. The proceeds from this offering were used to purchase $90 million of our notes otherwise due in 2005 and finance our purchases of CMCZ and Lofland. In March 2004, we refinanced $38.4 million of CMCZ’s notes payable that we had assumed in our acquisition through the issuance of a long-term note and a revolving credit facility. Also during 2004, we obtained more extended payment terms through the use of discounted documentary letters of credit rather than through more traditional extended terms with our trade suppliers. In October 2003, we entered into a trade financing arrangement to enable us to provide a low risk $35.3 million advance to one of our key suppliers. The advance was partially repaid during 2004 as the supplier delivered the materials that we purchased under a related supply agreement.

At August 31, 2004, 29,277,964 common shares were issued and outstanding, with 2,987,202 held in our treasury. During the year ended August 31, 2004, we received $19.5 million from stock issued under our employee incentive and stock purchase plans as compared to $6.2 million in 2003 and $30.2 million in 2002. We purchased 143,847 shares of our common stock during the year ended August 31, 2004 at $31.88 per share as compared to 951,410 shares at $15.36 per share in 2003. We paid dividends of $9.8 million during the year ended August 31, 2004, approximately the same amount as we paid during 2003. In June 2004, we increased our quarterly cash dividend by 25% to 10 cents per common share.

During our fiscal year ending August 31, 2005, we will repay $10 million in long-term debt principal when it matures in July 2005. Our $9.8 million short-term trade financing arrangement will be self-liquidating with cash flows from our operating activities. We believe that our cash flows from operating activities will continue to provide liquidity during 2005. In addition, at August 31, 2004 we had $90 million and $255 million unused capacity under our domestic accounts receivable securitization and commercial paper programs, respectively. Therefore, we believe that we have sufficient liquidity to enable us to meet our contractual obligations of $929 million over the next twelve months, the majority of which are expenditures associated with normal revenue-producing activities and to make our planned capital expenditures of $130 million.

Contractual Obligations

The following table represents our contractual obligations as of August 31, 2004 (dollars in thousands):

	Payments Due By Period*
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Long-term debt(1)	$404,620	$11,252	$71,283	$122,020	$200,065
Trade financing arrangement(1)(2)	23,989	9,756	14,233	—	—
Interest(3)	156,560	25,184	46,960	33,766	50,650
Operating leases(4)	61,962	14,064	20,398	11,700	15,800
Purchase obligations(5)	1,007,346	868,777	90,077	34,421	14,071

Total contractual cash obligations	$1,654,477	$929,033	$242,951	$201,907	$280,586

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the August 31, 2004 consolidated balance sheet. See Note 6, Credit Arrangements, to the consolidated financial statements.

(2)	Payments will be due only if steel is delivered in conformance with the related supply agreement, for which purchase prices are negotiated in advance of each delivery.

(3)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of August 31, 2004.

(4)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of August 31, 2004. See Note 11, Commitments and Contingencies, to the consolidated financial statements.

(5)	About 95% of these purchase obligations are for inventory items to be sold in the ordinary course of business. In August 2004, we adopted Financial Reporting Release No. 67, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations. As a result, purchase obligations now include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our customers or suppliers request. At August 31, 2004, we had committed $19.9 million under these arrangements. All commitments expire within one year.

Contingencies

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. While we are unable to estimate precisely the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, and the uncertainties involved in litigation. Accordingly, we cannot always estimate a meaningful range of possible exposure. We believe that we have adequately provided in our consolidated financial statements for the estimable probable impact of these contingencies. We also believe that the outcomes will not significantly affect the long-term results of operations or our financial position. However, they may have a material impact on earnings for a particular quarter.

Environmental and Other Matters

See Note 11, Commitments and Contingencies, to the consolidated financial statements.

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

We generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA) and comparable state and/or local statutes where we operate. These statutes, regulations and laws may have limited disposal options for certain wastes.

Superfund The U.S. Environmental Protection Agency (EPA) or an equivalent state agency notified us that we are considered a potentially responsible party (PRP) at fifteen sites, none owned by us. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or a similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. At August 31, 2004, based on currently available information, which is in many cases preliminary and incomplete, we believe that our aggregate liability for cleanup and remediation costs in connection with nine of the fifteen sites will be between $1.1 million and $1.6 million. We have accrued for these liabilities based upon our best estimates. We are not able to estimate the possible range of loss on the other sites. The amounts paid and the expenses incurred on these fifteen sites for the year ended August 31, 2004 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

Clean Water Act The Clean Water Act (CWA) imposes restrictions and strict controls regarding the discharge of wastes into waters of the United States, a term broadly defined. These controls have become more stringent over time and it is probable that additional restrictions will be imposed in the future. Permits must generally be obtained to discharge pollutants into federal waters; comparable permits may be required at the state level. The CWA and many state agencies provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge, we may be liable for penalties and costs.

Clean Air Act Our operations are subject to regulations at the federal, state and local level for the control of emissions from sources of air pollution. New and modified sources of air pollutants are often required to obtain permits prior to commencing construction, modification and/or operations. Major sources of air pollutants are subject to more stringent requirements, including the potential need for additional permits and to increased scrutiny in the context of enforcement. The EPA has been implementing its stationary emission control program through expanded enforcement of the New Source Review Program. Under this program, new or modified sources are required to construct what is referred to as the Best Available Control Technology. Additionally, the EPA is implementing new, more stringent standards for ozone and fine particulate matter. The EPA recently has promulgated new national emission standards for hazardous air pollutants for steel mills which will require all major sources in this category to meet the standards by reflecting application of maximum achievable control technology. Compliance with the new standards could require additional expenditures.

In fiscal 2004, we incurred environmental expenses of $18.2 million. The expenses included the cost of environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. Approximately $5.8 million of our capital expenditures for 2004 related to costs directly associated with environmental compliance. At August 31, 2004, $4.2 million was accrued for environmental liabilities of which $2.0 million was classified as other long-term liabilities.

Business Interruption Insurance Claims and Unclaimed Property

See Note 11, Commitments and Contingencies to the consolidated financial statements.

Dividends

We have paid quarterly cash dividends in each of the past 41 consecutive years. We paid dividends in 2004 at the rate of 8 cents per share for the first three quarters and 10 cents per share for the fourth quarter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Approach to Minimizing Market Risk See Note 7, Financial Instruments, Market and Credit Risk, to the consolidated financial statements for disclosure regarding our approach to minimizing market risk. Also, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements. The following types of derivative instruments were outstanding at August 31, 2004, in accordance with our risk management program.

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

Interest Rate Swaps See Note 6, Credit Arrangements, to the consolidated financial statements regarding our strategy for managing the fluctuations in interest rates on our long-term debt. If interest rates increased or decreased by one percentage point, the effect on interest expense related to our variable-rate debt and the fair value of our long-term debt would be approximately $400 thousand and $21 million, respectively.

The following table provides certain information regarding the foreign exchange and commodity financial instruments discussed above.

Foreign Currency Exchange Contract Commitments as of August 31, 2004:

Functional Currency			Foreign Currency			U.S. $
		Amount		Amount	Range of	Equivalent
Type		(in thousands)	Type	(in thousands)	Hedge Rates	(in thousands)
	US	$24,914	Polish zloty (PLN)	93,043	$3.7579–3.7146	$24,914
	PLN	18,949	Euro (EUD)	4,191	0.2117–0.2274	5,037
	PLN	29,731	US$	7,997	0.2647–0.2745	7,997
	EUD	22,447	British Pound	15,230	0.6617–0.6808	26,850
	EUD	28,380	US$	34,669	1.2100–1.2393	34,669
	EUD	2,931	PLN	13,100	4.453–4.477	3,390
Australian dollar	(AUD)	83,544	US$	58,302	0.5775–0.7522	58,302
	AUD	9,298	Japanese Yen	719,721	73.00–78.05	6,558
	AUD	927	EUD	538	0.5630–0.6052	647

						168,364
Revaluation as of August 31, 2004, at quoted market						168,610

Unrealized gain						$246

•	Substantially all foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

As of August 31, 2003 (in thousands):
Revaluation at quoted market	$133,724
Unrealized loss	$(1)

Metal Commodity Contract Commitments as of August 31, 2004:

						Range or	Total Contract
						Amount of	Value at
		Long/	# of	Standard	Total	Hedge Rates	Inception
Terminal Exchange	Metal	Short	Lots	Lot Size	Weight	Per MT/lb.	(in thousands)
London Metal
Exchange (LME)	Copper	Long	375	25 MT	9,375 MT	$2,515.00–2,915.00	$1,026
	Copper	Short	150	25 MT	3,750 MT	2,793.00–2,846.10	424
	Nickel	Long	756	6 MT	4,536 MT	12,438.64–13,685.95	9,811
	Nickel	Short	756	6 MT	4,536 MT	12,220.00–15,050.00	10,301
	Aluminum	Long	2,563	25 MT	64,075 MT	1,581.75–1,758.00	6,971
	Aluminum	Short	6,275	25 MT	156,875 MT	1,589.00–1,743.50	10,695
	Zinc	Long	100	55,000 lbs.	5.5 MM lbs.	1,059.00–1,100.00	109
New York Mercantile						Per 100/wt.
Exchange	Copper	Long	148	25,000 lbs.	3.7 MM lbs.	89.00–128.10	4,336
Commodities Division
(Comex)	Copper	Short	200	25,000 lbs.	5.0 MM lbs.	122.40–132.80	6,359

							50,032
Revaluation as of August 31, 2004, at quoted market							49,183

Unrealized gain							$849

•	Seven lots mature after one year
•	MT = Metric Tons
•	MM = Millions
•	lbs. = Pounds

As of August 31, 2003 (in thousands):
Revaluation at quoted market	$17,537
Unrealized gain	$158

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended August 31,
(in thousands, except share data)	2004	2003	2002
Net sales	$4,768,327	$2,875,885	$2,479,941
Costs and expenses:
Cost of goods sold	4,160,726	2,586,845	2,162,527
Selling, general and administrative expenses	367,550	243,308	235,568
Interest expense	28,104	15,338	18,708

	4,556,380	2,845,491	2,416,803

Earnings before income taxes and minority interests	211,947	30,394	63,138
Income taxes	65,055	11,490	22,613

Earnings before minority interests	146,892	18,904	40,525
Minority interests	14,871	—	—

Net earnings	$132,021	$18,904	$40,525

Basic earnings per share	$4.59	$0.67	$1.48

Diluted earnings per share	$4.42	$0.66	$1.43

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$123,559	$75,058
Accounts receivable (less allowance for collection losses of $14,626 and $9,275)	607,005	397,490
Inventories	645,484	310,816
Other	48,184	68,902

Total current assets	1,424,232	852,266
Property, plant and equipment:
Land and buildings	202,400	162,397
Equipment	810,801	746,453
Leasehold improvements	55,641	38,117
Construction in process	21,688	15,503

	1,090,530	962,470
Less accumulated depreciation and amortization	(639,040)	(588,842)

	451,490	373,628
Goodwill	30,542	6,837
Other assets	81,782	50,524

	$1,988,046	$1,283,255

See notes to consolidated financial statements.

	August 31,
(in thousands, except share data)	2004	2003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$385,108	$225,705
Accounts payable-documentary letters of credit	116,698	74,782
Accrued expenses and other payables	248,790	126,971
Income taxes payable	11,343	1,718
Notes payable — CMCZ	530	—
Short-term trade financing arrangements	9,756	23,025
Current maturities of long-term debt	11,252	640

Total current liabilities	783,477	452,841

Deferred income taxes	50,433	44,418
Other long-term liabilities	39,568	24,066
Long-term trade financing arrangement	14,233	—
Long-term debt	393,368	254,997
Minority interests	46,340	—
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $5.00 per share:
authorized 100,000,000 and 40,000,000 shares;
issued 32,265,166 shares; outstanding
29,277,964 and 27,994,690 shares	161,326	161,326
Additional paid-in capital	7,932	863
Accumulated other comprehensive income	12,713	2,368
Retained earnings	524,126	401,869

	706,097	566,426
Less treasury stock 2,987,202 and 4,270,476 shares at cost	(45,470)	(59,493)

	660,627	506,933

	$1,988,046	$1,283,255

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended August 31,
(in thousands)	2004	2003	2002
Cash Flows From (Used By) Operating Activities:
Net earnings	$132,021	$18,904	$40,525
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	71,044	61,203	61,579
Minority interests	14,871	—	—
Asset impairment charges	6,583	630	579
Provision for losses on receivables	6,154	5,162	3,985
Tax benefits from stock plans	6,148	330	4,467
Loss on reacquisition of debt	3,072	—	—
Deferred income taxes	2,142	11,568	2,396
Net gain on sale of assets and other	(1,319)	(886)	(6,120)
Changes in operating assets and liabilities, net of effect of acquisitions and sale of SMI-Owen:
Accounts receivable	(223,845)	(65,736)	(49,264)
Accounts receivable sold	77,925	18,662	—
Inventories	(290,474)	(36,351)	(38,104)
Other assets	10,001	5,042	(2,658)
Accounts payable, accrued expenses, other payables and income taxes	223,968	(2,947)	3,492
Other long-term liabilities	11,403	(1,275)	7,231

Net Cash Flows From Operating Activities	49,694	14,306	28,108

Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(51,889)	(49,792)	(47,223)
Sales of property, plant and equipment	3,192	1,388	3,496
Acquisitions of CMCZ and Lofland, net of cash acquired	(99,401)	—	—
Acquisitions of other businesses, net of cash acquired	(2,110)	(13,416)	(6,834)
Sale of assets of SMI-Owen	—	—	19,705

Net Cash Used By Investing Activities	(150,208)	(61,820)	(30,856)

Cash Flows From (Used By) Financing Activities:
Increase in documentary letters of credit	41,916	9,930	64,852
Proceeds from trade financing arrangements	35,307	15,000	18,578
Payments on trade financing arrangements	(34,343)	(9,175)	(15,064)
Short-term borrowings, net change	(702)	—	(9,872)
Proceeds from issuance of long-term debt	238,400	—	—
Payments on long-term debt	(132,680)	(373)	(10,101)
Stock issued under incentive and purchase plans	19,530	6,216	30,238
Treasury stock acquired	(4,586)	(14,610)	—
Dividends paid	(9,764)	(9,039)	(7,521)
Debt reacquisition and issuance costs	(4,989)	—	—

Net Cash From (Used By) Financing Activities	148,089	(2,051)	71,110
Effect of exchange rate changes on cash	926	226	14

Increase (Decrease) in Cash and Cash Equivalents	48,501	(49,339)	68,376
Cash and Cash Equivalents at Beginning of Year	75,058	124,397	56,021

Cash and Cash Equivalents at End of Year	$123,559	$75,058	$124,397

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, September 1, 2001	16,132,583	$80,663	$13,930	$(1,961)	$422,309	(3,053,989)	$(81,847)	$433,094
Comprehensive income:
Net earnings					40,525			40,525
Other comprehensive income (loss)—
Foreign currency translation adjustment, net of taxes of $276				513				513
Unrealized loss on derivatives, net of taxes of $(5)				(10)				(10)

Comprehensive income								41,028
Cash dividends					(7,521)			(7,521)
2-for-1 stock split	16,132,583	80,663	(17,354)		(63,309)	(3,053,989)
Stock issued under incentive and purchase plans			(873)			2,361,265	31,111	30,238
Tax benefits from stock plans			4,467					4,467

Balance, August 31, 2002	32,265,166	161,326	170	(1,458)	392,004	(3,746,713)	(50,736)	501,306

Comprehensive income:
Net earnings					18,904			18,904
Other comprehensive income (loss)—
Foreign currency translation adjustment, net of taxes of $2,076				3,855				3,855
Unrealized loss on derivatives, net of taxes of $(16)				(29)				(29)

Comprehensive income								22,730
Cash dividends					(9,039)			(9,039)
Treasury stock acquired						(951,410)	(14,610)	(14,610)
Stock issued under incentive and purchase plans			363			427,647	5,853	6,216
Tax benefits from stock plans			330					330

Balance, August 31, 2003	32,265,166	161,326	863	2,368	401,869	(4,270,476)	(59,493)	506,933

Comprehensive income:
Net earnings					132,021			132,021
Other comprehensive income—
Foreign currency translation adjustment, net of taxes of $4,996				9,279				9,279
Unrealized gain on derivatives, net of taxes of $574				1,066				1,066

Comprehensive income								142,366
Cash dividends					(9,764)			(9,764)
Treasury stock acquired						(143,847)	(4,586)	(4,586)
Stock issued under incentive and purchase plans			921			1,427,121	18,609	19,530
Tax benefits from stock plans			6,148					6,148

Balance, August 31, 2004	32,265,166	$161,326	$7,932	$12,713	$524,126	(2,987,202)	$(45,470)	$660,627

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations The Company manufactures, recycles and markets steel and metal products and related materials. Its domestic mills, recycling facilities and primary markets are located in the Sunbelt from the mid-Atlantic area through the West. Also, the Company operates a steel minimill in Zawiercie, Poland. Through its global marketing offices, the Company markets and distributes steel and nonferrous metal products and other industrial products worldwide. See Note 14, Business Segments.

Consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances are eliminated.

Investments in 20% to 50% owned affiliates are accounted for on the equity method. All investments under 20% are accounted for under the cost method.

The Company owns a 71.1% interest in CMC Zawiercie (CMCZ). The accounts of CMCZ are consolidated beginning December 1, 2003. See Note 2, Acquisitions.

Revenue Recognition Sales are recognized when title passes to the customer either when goods are shipped or when they are received based upon the terms of the sale. For some of the Company’s steel fabrication operations, net sales and profits from certain long-term fixed price contracts are recognized on the percentage-of-completion method. For the years ended August 31, 2004, 2003 and 2002, respectively, approximately 3%, 3% and 6% of total consolidated net sales were recognized on a percentage-of-completion basis. In determining the amount of net sales to recognize, the Company estimates the total costs and contract amount expected to be recorded for the contract term and the recoverability of costs related to change orders. When the Company estimates that a contract will result in a loss, the entire loss is accrued as soon as it is probable and estimable. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs for certain projects will be further revised in the near-term.

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

Property, Plant and Equipment Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Provision for amortization of leasehold improvements is made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter. At August 31, 2004, the useful lives used for depreciation and amortization were as follows:

Buildings	7 to 40 years
Equipment	3 to 15 years
Leasehold improvements	3 to 10 years

The Company evaluates the carrying value of property, plant and equipment whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted. Major maintenance is expensed as incurred.

Intangible Assets The following intangible assets are included within other assets on the consolidated balance sheets as of August 31:

	2004			2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization:
Non-competition agreements	$2,172	$1,055	$1,117	$1,572	$289	$1,283
Production backlog	1,200	800	400	—	—	—
Customer base	4,743	258	4,485	—	—	—
Favorable land leases	3,642	32	3,610	—	—	—
Other	2,387	1,008	1,379	2,198	591	1,607

Total	$14,144	$3,153	$10,991	$3,770	$880	$2,890

Aggregate amortization expense for intangible assets for the years ended August 31, 2004, 2003, and 2002 were $2.1 million, $857 thousand, and $705 thousand, respectively. At August 31, 2004, the weighted average useful lives of these intangible assets, excluding the favorable land leases in Poland, was 8 years. The weighted average lives of the favorable land leases were 85 years. Estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year
2005	$1,569
2006	1,140
2007	1,058
2008	887
2009	471

Start-Up Costs Start-up costs associated with the acquisition and expansion of facilities are expensed as incurred.

Environmental Costs The Company accrues liabilities for environmental investigation and remediation costs based upon estimates regarding the sites for which the Company will be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties and the timing of remediation. Where amounts and timing can be reliably estimated, amounts are discounted. Where timing and amounts cannot be reasonably determined, a range is estimated and the lower end of the range is recognized on an undiscounted basis. The Company’s asset retirement obligations are not material.

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

The Black-Scholes option pricing model was used to calculate the pro forma stock-based compensation costs. The following assumptions were required as of August 31:

	2004	2003	2002
Risk-free interest rate	2.94%	3.05%	4.42%
Expected life	4.36 years	5.44 years	5.44 years
Expected volatility	0.260	0.257	0.250
Expected dividend yield	1.0%	1.8%	1.7%

If the Company had used the fair-value based method of accounting, net earnings and earnings per share would have been reduced to the pro forma amounts listed in the table below. For purposes of pro forma earnings disclosures, the assumed compensation expense is amortized over the options’ vesting periods.

(in thousands,
except per share amounts)	2004	2003	2002
Net earnings, as reported	$132,021	$18,904	$40,525
Pro forma stock-based compensation cost	2,829	1,875	1,637

Net earnings — pro forma	$129,192	$17,029	$38,888
Net earnings per share — as reported:
Basic	$4.59	$0.67	$1.48
Diluted	$4.42	$0.66	$1.43
Net earnings per share — pro forma:
Basic	$4.49	$0.60	$1.42
Diluted	$4.33	$0.60	$1.37

The Black-Scholes weighted-average per share fair value of the options granted in 2004, 2003 and 2002 was $7.35, $3.47 and $4.52, respectively.

Income Taxes The Company and its U.S. subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in Note 8, Income Taxes. Benefits from tax credits are reflected currently in earnings. The Company provides for taxes on unremitted earnings of foreign subsidiaries, except for CMCZ and its operations in Australia, which it considers to be permanently invested.

Foreign Currencies The functional currency of most of the Company’s European marketing and distribution operations is the Euro. The functional currencies of the Company’s Australian, United Kingdom and CMCZ operations are the local currencies. The remaining international subsidiaries’ functional currency is the United States dollar. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Transaction gains from transactions denominated in currencies other than the functional currencies were $2.8 million, $1.9 million and $10 thousand for the years ended August 31, 2004, 2003, and 2002, respectively.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates regarding assets and liabilities and associated revenues and expenses. Management believes these estimates to be reasonable; however, actual results may vary.

Derivatives The Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses from the changes in the values of the derivatives are recorded in the statement of earnings, or are deferred if they are designated and are highly effective in achieving offsetting changes in fair values or cash flows of the hedged items during the term of the hedge.

Reclassifications Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the classifications used in the current year.

Accounts Payable — Documentary Letters of Credit In order to facilitate certain trade transactions, the Company utilizes documentary letters of credit to provide assurance of payment to its suppliers. These letters of credit may be for prompt payment or for payment at a future date conditional upon the bank finding the documentation presented to be in strict compliance with all terms and conditions of the letter of credit. The banks issue these letters of credit under informal, uncommitted lines of credit which are in addition to the Company’s contractually committed revolving credit agreement. In some cases, if the Company’s suppliers choose to discount the future dated obligation, the Company may pay the discount cost. The amounts currently payable under letters of credit in connection with such discount arrangements are classified as Accounts Payable — Documentary Letters of Credit. In the prior years, these amounts were included as a component of accounts payable and the related fluctuation was included in cash flows from operations.

These prior year amounts were reclassified to conform to the current year presentation. The related discount charges are included as a component of interest expense in the consolidated financial statements.

Recently Issued Accounting Standards In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill was no longer amortized after September 1, 2002. Goodwill amortization was $684 thousand ($0.02 per basic and diluted share) for the year ended August 31, 2002.

The Company has determined that it does not have relationships with any entities which meet the definition of a variable interest entity as defined under FIN No. 46, “Consolidation of Variable Interest Entities,” as revised.

NOTE 2. ACQUISITIONS

On December 3, 2003, the Company’s Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), of Zawiercie, Poland, for 200 million Polish Zlotys (PLN), $51.9 million on the acquisition date. In connection with the acquisition, the Company also assumed debt of 176 million PLN ($45.7 million), acquired $3.8 million in cash and incurred $1.7 million of directly related costs. CMCZ operates a steel minimill similar to those operated by the Company’s domestic mills with total annual capacity of over 1 million metric tons consisting of rebar and wire rod products as well as merchant bar. With this acquisition, the Company has become a significant manufacturer of rebar and wire rod in a key Central European market.

On December 23, 2003, the Company acquired 100% of the stock of Lofland Acquisition, Inc. (Lofland) for $48.8 million cash, $9 million of which was placed in escrow which could be used to resolve any claims that the Company might have against the sellers for eighteen months post-acquisition. During the nine months ended August 31, 2004, the Company settled certain claims against the escrow for $392 thousand. At August 31, 2004, $7 million remains in escrow. The Company also incurred $1.1 million of external costs directly related to this acquisition. Lofland is the sole stockholder of the Lofland Company and subsidiaries which operate steel reinforcing bar fabrication and construction-related product sales facilities from eleven locations in Texas, Arkansas, Louisiana, Oklahoma, New Mexico and Mississippi. This acquisition complemented the Company’s existing Texas rebar fabrication and construction-related product sales operations and expanded the Company’s service areas in each of the neighboring states.

The following summarizes the allocation of the purchase prices at fair value as of the date of the acquisitions (in thousands). The minority interest in CMCZ is recorded at historical cost.

	CMCZ	Lofland	Total
Accounts receivable	$42,355	$18,894	$61,249
Inventories	30,360	5,139	35,499
Property, plant and equipment	84,981	10,268	95,249
Goodwill	—	23,405	23,405
Other intangible assets	3,451	9,800	13,251
Other assets	8,441	1,219	9,660
Liabilities	(44,943)	(19,151)	(64,094)
Debt	(45,717)	—	(45,717)
Minority interest	(29,101)	—	(29,101)

	$49,827	$49,574	$99,401

Accounts receivable were recorded net of an allowance for doubtful accounts of $477 thousand and $4.3 million for Lofland and CMCZ, respectively. Subsequent inventory costs were determined on the FIFO method for CMCZ and the LIFO method for Lofland.

The intangible assets acquired include customer base, non-competition agreement, favorable land leases and production backlog, which have finite lives, and the acquisition of Lofland resulted in a brand name valued at $3.5 million with an indefinite life. For tax purposes, the Company expects to be able to deduct approximately $3.8 million of goodwill related to carry-over tax attributes. CMCZ’s liabilities decreased by

$1.2 million from the estimate reported at May 31, 2004 due to the resolution of certain environmental contingencies. The fair value estimates were determined either on a market-based or income-based approach.

The results of operations from these acquisitions are included in the consolidated statement of earnings from the dates of their acquisition. The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of CMCZ and Lofland had taken place at the beginning of the year. The pro forma information includes primarily adjustments for amortization of acquired intangible assets, depreciation expense based upon the new basis of property, plant and equipment, and interest expense for new and assumed debt. The Company considers its investment in Poland to be permanent and, therefore, does not provide for U.S. income taxes on the earnings of CMCZ. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

	(Unaudited)
	Year ended August 31,
(in thousands, except per share data)	2004	2003
Net sales	$4,882,421	$3,297,712
Net earnings	133,007	26,061
Diluted earnings per share	4.46	0.91

Also, in 2004 the Company’s recycling segment acquired a recycling facility located in Lufkin, Texas, for $1.6 million cash which resulted in recognition of $300 thousand additional goodwill.

In 2003, the Company acquired substantially all of the operating assets of E.L. Wills, Inc., a rebar fabrication company located in Fresno, California, the concrete form and construction-related product Denver, Colorado sales location of Symons Corporation, and Dunn Del Re Steel, Inc., a rebar fabrication company located in Chandler, Arizona. Operations of these acquired entities are reflected in the consolidated statements of earnings from the date of their respective acquisitions. The following is a summary of the allocation of purchase price for these acquisitions as of the date the assets were acquired (in thousands):

	E.L.		Dunn
	Wills	Symons	Del Re	Total
Inventory	$1,227	$173	$575	$1,975
Property, plant and equipment	2,215	55	2,435	4,705
Rental equipment	—	4,400	—	4,400
Identifiable intangible assets	705	1,000	1,280	2,985
Note payable	—	—	(625)	(625)
Other	52	—	(76)	(24)

Total	$4,199	$5,628	$3,589	$13,416

The intangible assets acquired included trade names, customer lists and backlogs, most of which have finite lives and are being amortized. The annual amortization of these intangibles was not material.

In September 2001, the Company acquired the remainder of the shares of Coil Steels Group, an Australian service center in which it already owned a 22% interest for $6.8 million cash.

NOTE 3. SALES OF ACCOUNTS RECEIVABLE

The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (CMCR). CMCR is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transfers all applicable trade accounts receivable to CMCR. CMCR, in turn, sells an undivided percentage ownership interest in the pool of receivables to an affiliate of a third party financial institution. On April 22, 2004, the program was amended to add a second financial institution. CMCR may sell undivided interests of up to $130 million, depending on the Company’s level of financing needs.

The Company accounts for its transfers of receivables to CMCR together with CMCR’s sales of undivided interests in these receivables to the financial institutions as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” At the time an undivided interest in the pool of receivables is sold, the amount is removed from the consolidated balance sheet and the proceeds from the sale are reflected as cash provided by operating activities.

At August 31, 2004 and 2003, uncollected accounts receivable of $236 million and $152 million, respectively, had been sold to CMCR. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 83% and 100% at August 31, 2004 and 2003, respectively. At August 31, 2004, the financial institution buyers owned $40.0 million in undivided interests in CMCR’s accounts receivable pool, which was reflected as a reduction in accounts receivable on the Company’s consolidated balance sheet. The average monthly amounts of undivided interests owned by the financial institution buyers were $22.1 million, $15.4 million and $22.9 million for the years ended August 31, 2004, 2003 and 2002, respectively. The carrying amount of the Company’s retained interest in the receivables approximated fair value due to the short-term nature of the collection period. The retained interest is determined reflecting 100% of any allowance for collection losses on the entire receivables pool. No other material assumptions are made in determining the fair value of the retained interest. This retained interest is subordinate to, and provides credit enhancement for, the financial institution buyers’ ownership interest in CMCR’s receivables, and is available to the financial institution buyers to pay any fees or expenses due to them and to absorb all credit losses incurred on any of the receivables. The Company is responsible for servicing the entire pool of receivables.

In addition to the securitization program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable. These arrangements also constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. In August 2004, the Company’s Australian subsidiary entered into an agreement with a financial institution to periodically sell certain trade accounts receivable up to a maximum of 50 million AUD ($35 million). This Australian program contains covenants in which our subsidiary must meet certain coverage and tangible net worth levels (as defined). At August 31, 2004, our Australian subsidiary was in compliance with these covenants. Uncollected accounts receivable that had been sold under these international arrangements and removed from the consolidated balance sheets were $58.7 million and $20.8 million at August 31, 2004 and 2003, respectively. The average monthly amounts of international accounts receivable sold were $27.7 million, $16.5 million and $5.2 million for the years ended August 31, 2004, 2003 and 2002, respectively.

Discounts (losses) on domestic and international sales of accounts receivable were $1.6 million, $584 thousand and $793 thousand for the years ended August 31, 2004, 2003 and 2002, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.

NOTE 4. INVENTORIES

Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $92.2 million and $17.4 million at August 31, 2004 and 2003, respectively, inventories valued under the first-in, first-out method (FIFO) approximated replacement cost.

At August 31, 2004 and 2003, 60% and 64%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to CMCZ and the marketing and distribution business.

The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. Approximately $58.1 million and $20.5 million were in raw materials at August 31, 2004 and 2003, respectively.

NOTE 5. ASSET IMPAIRMENT CHARGES

The Company recognized non-cash asset impairment charges of $6.6 million in its domestic fabrication segment during the year ended August 31, 2004. $2.9 million was attributable to certain assets of the Company’s former cellular beam facility in Virginia, and resulted from discontinuation of service by the railroad to this location. In the fourth quarter of 2004, the Company determined that the current operating plans for two of its other operations were no longer feasible and recognized non-cash asset impairment charges totaling $3.2 million. These impairment charges were recorded in selling, general and administrative expenses.

NOTE 6. CREDIT ARRANGEMENTS

The Company’s commercial paper program permits maximum borrowings of up to $275 million. The program’s capacity is reduced by outstanding standby letters of credit which totalled $19.9 million at August 31, 2004. It is the Company’s policy to maintain contractual bank credit lines equal to 100% of the amount of all commercial paper outstanding. On August 8, 2003, the Company arranged an unsecured revolving credit agreement with a group of sixteen banks consisting of a three-year, $275 million facility. These agreements provide for borrowing in United States dollars indexed to LIBOR. Facility fees of 27.5 basis points per annum are payable on the multi-year credit lines. The revolving credit agreement includes various covenants. The most restrictive of these requires maintenance of an interest coverage ratio of greater than three times and a debt/capitalization ratio of 55% (as defined). No compensating balances are required. The Company was in compliance with these requirements at August 31, 2004. At August 31, 2004 and 2003, no borrowings were outstanding under the commercial paper program or the related revolving credit agreements.

The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at bankers’ acceptance rates or on a cost of funds basis. No compensating balances or commitment fees are required under these credit facilities. Amounts outstanding on these facilities relate to accounts payable settled under bankers acceptances as described in Note 1, Summary of Significant Accounting Policies.

In order to facilitate certain trade transactions, the Company utilizes documentary letters of credit, advances and non- or limited-recourse trade financing arrangements to provide assurance of payments and advanced funding to its suppliers. In October 2003, one of the Company’s international subsidiaries (the “Subsidiary”) entered into a financing arrangement with an independent third party lender for the sole purpose of advancing funds for steel purchases to a key supplier of which the Company owns an 11% interest (the “Supplier”). The 30 million Euro financing agreement was secured by a market-based supply agreement between the Subsidiary and the Supplier for the delivery of steel requiring quarterly purchases of 21 million Euro or 87.5 thousand metric tons, whichever is higher. The lender is to be repaid after the product is delivered in conformance with the supply agreement, and the Subsidiary is not liable for repayment of the principal and/or interest unless and until it has received conforming deliveries of the products from the Supplier. Based upon minimum delivery requirements in the Supply Agreement, the Company expects to pay the lender a minimum of 2.5 million Euro per quarter. These agreements terminate October 31, 2006. At August 31, 2004, liabilities to the lender of $24.0 million (19.7 million Euro) were recorded as short- and long-term trade financing arrangements and the advance to the Supplier was recorded as current and other assets on the consolidated balance sheet. As of August 2003, $23.0 million was recorded as short-term trade financing arrangements under similar agreements with the Supplier and another supplier which terminated during 2004. The total amount of purchases from the Supplier (including those under this trade financing arrangement) were $146 million, $110 million, and $90 million for the years ended August 31, 2004, 2003 and 2002, respectively.

Long-term debt and amounts due within one year are as follows, as of August 31:

(in thousands)	2004	2003
7.20% notes due July 2005	$10,246	$104,185
6.80% notes due August 2007	50,000	50,000
6.75% notes due February 2009	100,000	100,000
5.625% notes due November 2013	200,000	—
CMCZ term note	41,096	—
Other	3,278	1,452

	404,620	255,637
Less current maturities	11,252	640

	$393,368	$254,997

Interest on these notes is payable semiannually, excluding CMCZ which is paid quarterly.

During the year ended August 31, 2004, the Company repurchased $90 million of its 7.20% notes due in 2005. The Company recorded pre-tax charges of $3.1 million for the year ended August 31, 2004, resulting from the cash payments made to retire the notes. These losses on the reacquisition of debt are included in selling, general and administrative expenses. The $3.1 million was in excess of the $4.2 million of cash proceeds received by the Company upon settlement of a related interest rate swap. Also, in November 2003, the Company issued $200 million of its 5.625% notes due in November 2013. The Company entered into an interest rate lock on a portion of the new debt resulting in an effective rate of 5.54%.

On April 9, 2002 the Company entered into two interest rate swaps to convert a portion of the Company’s long term debt from a fixed interest rate to a floating interest rate. The impact of these swaps adjusted the amount of fixed rate and floating rate debt and reduced overall financing costs. At August 31, 2004, a portion of these hedges remained in effect and were effective for the $10 million remaining on the 7.20% notes. The swaps effectively converted the interest rate on the notes due July 2005 from the fixed rate of 7.20% to the six month LIBOR (determined in arrears) plus a spread of 2.02%. The floating rate was 3.9% at July 15, 2004, the most recent reset date. The total fair value of both swaps, including accrued interest, was $308 thousand and $4.6 million at August 31, 2004 and 2003, respectively. The swaps are recorded in other current assets with a corresponding increase in the 7.20% long-term notes, representing the change in fair value of the hedged debt.

On March 26, 2004, CMCZ borrowed 150 million PLN ($38.4 million) under a five-year term note with a group of four banks. The term note was used to refinance a portion of CMCZ’s notes payable. The note has scheduled principal payments in eight equal, semi-annual installments beginning in September 2005. Interest is accrued at the Warsaw Interbank Offered Rate (WIBOR) plus 1.25% and was fixed at 7.31% for the six month period ending December 26, 2004. The term note is collateralized by CMCZ’s inventory and fixed assets. In March 2004, CMCZ also entered into a revolving credit facility with the same group of banks with maximum borrowings of 60 million PLN ($16.4 million) bearing interest at WIBOR plus 0.8% and collateralized by CMCZ’s accounts receivable. At August 31, 2004, the facility had $530 thousand outstanding and the interest rate, which resets daily, was approximately 7.46%. The term note and the revolving credit facility contain certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at August 31, 2004. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.

The aggregate amounts of all long-term debt maturities for the five years following August 31, 2004 are (in thousands): 2005—$11,252; 2006—$10,632; 2007—$60,651; 2008—$10,621; 2009 and thereafter—$311,464.

Interest of $372 thousand, $254 thousand, and $447 thousand was capitalized in the cost of property, plant and equipment constructed in 2004, 2003 and 2002, respectively. Interest of $25.1 million, $14.4 million, and $18.9 million was paid in 2004, 2003 and 2002, respectively.

NOTE 7. FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK

Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments’ carrying amounts are considered equivalent to fair value:

•	Cash and cash equivalents

•	Accounts receivable/payable

•	Notes payable — CMCZ

•	Trade financing arrangements

The Company’s long-term debt is predominantly publicly held. Fair value was determined by indicated market values.

	August 31,
(in thousands)	2004	2003
Long-Term Debt:
Carrying amount	$404,620	$255,637
Estimated fair value	427,801	278,497

The Company maintains both corporate and divisional credit departments. Credit limits are set for customers. Credit insurance is used for some of the Company’s divisions. Letters of credit issued or confirmed by sound financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required.

In the normal course of its marketing activities, the Company transacts business with substantially all sectors of the metals industry. Customers are internationally dispersed, cover the spectrum of manufacturing and distribution, deal with various types and grades of metal and have a variety of end markets in which they sell. The Company’s historical experience in collection of accounts receivable falls within the recorded allowances. Due to these factors, no additional credit risk, beyond amounts provided for collection losses, is believed inherent in the Company’s accounts receivable.

The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in other than functional currencies. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of earnings for the years ended August 31, 2004, 2003 and 2002. Certain of the foreign currency and all of the commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges. All of the instruments are highly liquid and none are entered into for trading purposes.

The following chart shows the impact on the consolidated statements of earnings of the changes in fair value of these economic hedges included in determining net earnings (in thousands) for the year ended August 31. Settlements are recorded within the same line item as the related unrealized gains (losses).

Earnings (Expense)	2004	2003	2002
Cost of goods sold (commodity instruments)	$670	$328	$208
Net sales (foreign currency instruments)	377	(317)	391

The Company’s derivative instruments were recorded as follows on the consolidated balance sheets (in thousands) at August 31:

	2004	2003
Derivative assets (other current assets)	$2,909	$1,809
Derivative liabilities (other payables)	1,700	1,690

See Note 6, Credit Arrangements, regarding the Company’s interest rate risk management strategies.

NOTE 8. INCOME TAXES

The provisions for income taxes include the following:

	Year ended August 31,
(in thousands)	2004	2003	2002
Current:
United States	$41,005	$(2,220)	$18,173
Foreign	18,050	1,848	1,532
State and local	4,317	257	500

	63,372	(115)	20,205
Deferred	1,683	11,605	2,408

	$65,055	$11,490	$22,613

During 2002, the Company favorably resolved all issues for its federal income tax returns through 1999. Management reevaluated the tax accruals resulting in a net decrease of approximately $1,000,000 in 2002.

Taxes of $33.9 million, $3.9 million and $11.0 million were paid in 2004, 2003 and 2002, respectively.

Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The sources and deferred long-term tax liabilities (assets) associated with these differences are:

	August 31,
(in thousands)	2004	2003
Tax on difference between tax and book depreciation	$47,172	$41,657
U.S. taxes provided on foreign income and foreign taxes	19,474	15,585
Deferred compensation	(12,164)	(6,612)
Net operating losses (less allowances of $1,184 and $1,703)	(1,547)	(837)
Alternative minimum tax credit	(1,713)	(1,713)
Other accruals	(789)	(3,662)

Total	$50,433	$44,418

A current deferred tax asset of $4.4 million at August 31, 2003, was included in other assets on the consolidated balance sheet. These deferred taxes were largely due to different book and tax treatments of various allowances and accruals. No valuation allowances were required.

The Company uses substantially the same depreciable lives for tax and book purposes. Changes in deferred taxes relating to depreciation are mainly attributable to differences in the basis of underlying assets recorded under the purchase method of accounting. The Company provides United States taxes on unremitted foreign earnings except for its operations in CMCZ and Australia, which it considers to be permanently invested. The amount of these permanently invested earnings at August 31, 2004 was $47.6 million and $33.5 million for CMCZ and Australia, respectively. In the event that the Company repatriated these earnings, incremental U.S. taxes may be incurred. The Company has determined that it is not practicable to determine the amount of these incremental U.S. taxes. Net operating losses consist of $143 million of state net operating losses that expire during the tax years ending from 2006 to 2024. These assets will be reduced as tax expense is recognized in future periods. The $1.7 million alternative minimum tax credit is available indefinitely.

The Company’s effective tax rate for the year ended August 31, 2004 was reduced as compared to the year ended August 31, 2003 primarily due to the effective tax rate in Poland of 20%. Reconciliations of the United States statutory rates to the effective rates are as follows:

	Year ended August 31,
	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
State and local taxes	1.3	0.6	1.0
Extraterritorial Income Exclusion	(1.3)	(0.9)	(1.2)
Foreign rate differential	(4.4)	—	—
Other	0.1	3.1	1.0

Effective tax rate	30.7%	37.8%	35.8%

NOTE 9. CAPITAL STOCK

In January 2004, the Company’s stockholders increased the number of shares of common stock that are authorized for issuance to 100,000,000. At August 31, 2004, the Company had authorization to purchase 972,305 of its common shares. The Company increased its quarterly cash divided by 25 percent to ten cents per common share, effective with the July 2004 payment. Previously, the quarterly cash dividend was eight cents per share.

On May 20, 2002, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on its common stock. All applicable share and per share amounts in the accompanying consolidated financial statements were restated to reflect this stock split.

Stock Purchase Plan Almost all U.S. resident employees with a year of service at the beginning of each calendar year may participate in the Company’s employee stock purchase plan. The Directors annually establish the purchase discount from the market price. The discount was 25% for each of the three years ended August 31, 2004, 2003 and 2002. In January 2003, the Company’s stockholders approved an amendment to the plan that increased by 1,000,000 the maximum number of shares that may be eligible for issuance and increased the maximum number of shares that an eligible employee may purchase annually from 200 to 400 shares. Yearly activity of the stock purchase plan was as follows:

	2004	2003	2002
Shares subscribed	297,870	289,210	282,780
Price per share	$20.10	$12.35	$12.48
Shares purchased	227,340	223,880	257,860
Price per share	$12.35	$12.48	$9.48
Shares available	890,926

The Company recorded compensation expense for this plan of $936 thousand, $932 thousand and $815 thousand in 2004, 2003 and 2002, respectively.

Stock Option Plans The 1986 Stock Incentive Plan (1986 Plan) ended November 23, 1996, except for awards outstanding. Under the 1986 Plan, stock options were awarded to full-time salaried employees. The option price was the fair market value of the Company’s stock at the date of grant, and the options are exercisable two years from date of grant. The outstanding awards under this Plan are 100% vested and expire through 2006.

The 1996 Long-Term Incentive Plan (1996 Plan) was approved in December 1996. Under the 1996 Plan, stock options, stock appreciation rights, and restricted stock may be awarded to employees. The option price for both the stock options and the stock rights will not be less than the fair market value of the Company’s stock at the date of grant. The outstanding awards under the 1996 Plan vest 50% after one year and 50% after two years from date of grant and will expire seven years after grant. The terms of the 1996 Plan resulted in additional authorized shares of 934,970 in 2004, 62,806 in 2003, and 1,073,782 in 2002. In addition, the Company’s shareholders authorized an additional 1,000,000 shares during 2002.

In January 2000, the Company’s stockholders approved the 1999 Non-Employee Director Stock Option Plan and authorized 400,000 shares to be made available for grant. Under this Plan, each outside director of the Company will receive annually an option to purchase 3,000 shares of the Company’s stock. In addition, any outside director may elect to receive all or part of fees otherwise payable in the form of a stock option. The price of these options is the fair market value of the Company’s stock at the date of the grant. The options granted automatically vest 50% after one year and 50% after two years from the grant date. Options granted in lieu of fees are immediately vested. All options expire seven years from the date of grant.

Combined information for shares subject to options for the three plans is as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share
September 1, 2001
Outstanding	4,734,178	$13.36	$9.21—15.97
Exercisable	3,608,052	13.47	9.21—15.97
Granted	805,380	17.28	17.17—21.42
Exercised	(2,212,903)	13.13	9.21—15.97
Forfeited	(80,920)	14.00	11.76—17.17
Increase authorized	2,073,782

August 31, 2002
Outstanding	3,245,735	14.46	10.10—21.42
Exercisable	2,111,744	13.94	10.10—18.05
Granted	847,430	14.56	14.54—15.10
Exercised	(211,618)	12.39	13.32—19.24
Forfeited	(36,629)	14.66	10.10—17.17
Increase authorized	62,806

August 31, 2003
Outstanding	3,844,918	14.60	10.97—21.42
Exercisable	2,655,803	14.24	10.97—21.42
Granted	892,572	31.08	30.10—31.13
Exercised	(1,288,895)	14.31	11.76—17.17
Forfeited	(29,330)	16.17	11.77—31.13
Increase authorized	934,970

August 31, 2004
Outstanding	3,419,265	18.99	10.97—31.13
Exercisable	2,139,374	14.85	10.97—30.10
Available for grant	1,314,399

Share information for options at August 31, 2004:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs)	Price	Outstanding	Price
$10.97—12.25	426,952	2.9	$11.74	426,952	$11.74
13.13—15.10	1,226,555	3.7	14.40	825,739	14.32
15.44—21.42	875,436	3.6	16.67	875,436	16.67
30.10—31.13	890,322	6.5	31.08	11,247	$30.10

$10.97—31.13	3,419,265	4.3	$18.99	2,139,374	$14.85

Preferred Stock Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

Stockholder Rights Plan On July 28, 1999, the Company’s Board of Directors adopted a stockholder rights plan pursuant to which stockholders were granted preferred stock rights (Rights) to purchase one one-thousandth of a share of the Company’s Series A Preferred Stock for each share of common stock held. In connection with the adoption of such plan, the Company designated and reserved 100,000 shares of preferred stock as Series A Preferred Stock and declared a dividend of one Right on each outstanding share of the Company’s common stock. Rights were distributed to stockholders of record as of August 9, 1999.

The Rights are represented by and traded with the Company’s common stock. The Rights do not become exercisable or trade separately from the common stock unless at least one of the following conditions are met: a public announcement that a person has acquired 15% or more of the common stock of the Company or a tender or exchange offer is made for 15% or more of the common stock of the Company. Should either of these conditions be met and the Rights become exercisable, each Right will entitle the holder (other than the acquiring person or group) to buy one one-thousandth of a share of the Series A Preferred Stock at an exercise price of $150.00. Each fractional share of the Series A Preferred Stock will essentially be the economic equivalent of one share of common stock. Under certain circumstances, each Right would entitle its holder to purchase the Company’s stock or shares of the acquirer’s stock at a 50% discount. The Company’s Board of Directors may choose to redeem the Rights (before they become exercisable) at $0.001 per Right. The Rights expire July 28, 2009.

NOTE 10. EMPLOYEES’ RETIREMENT PLANS

Substantially all employees in the U.S. are covered by defined contribution profit sharing and savings plans. These tax qualified plans are maintained and contributions made in accordance with ERISA. The Company also provides certain eligible executives benefits pursuant to a nonqualified benefit restoration plan (BRP Plan) equal to amounts that would have been available under the tax qualified ERISA plans, but are not available due to limitations of ERISA, tax laws and regulations. Company contributions, which are discretionary, to all plans were $32.8 million, $13.2 million, and $14.0 million, for 2004, 2003 and 2002, respectively. These costs were recorded in selling, general and administrative expenses.

The deferred compensation liability under the BRP Plan was $22.7 million and $18.6 million at August 31, 2004 and 2003, respectively, and recorded in other long-term liabilities. Though under no obligation to fund the plan, the Company has segregated mutual fund assets in a trust whose current value at August 31, 2004 and 2003 was $20.2 million and $14.6 million, respectively, and recorded in other long-term assets.

A certain number of employees outside of the U.S. participate in defined contribution plans maintained in accordance with local regulations. Company contributions to these international plans were $1.4 million, $902 thousand, and $773 thousand for the years ended August 31, 2004, 2003, and 2002, respectively.

The Company has no significant postretirement obligations. The Company’s historical costs for postemployment benefits have not been significant and are not expected to be in the future.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Minimum lease commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 2004, are as follows for the fiscal periods specified:

		Real
(in thousands)	Equipment	Estate
2005	$7,758	$6,306
2006	6,615	4,419
2007	5,770	3,594
2008	4,709	2,762
2009 and thereafter	5,600	14,429

	$30,452	$31,510

Total rental expense was $16.0 million, $13.4 million and $11.8 million in 2004, 2003 and 2002, respectively.

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

In general, state escheat statutes allow the examination for unclaimed property to extend back ten or more years. Although no audits are currently in process, the Company has recorded liabilities for the estimated minimum potential unclaimed property. The Company is unable to estimate a meaningful range for such exposure.

Management believes that adequate provision has been made in the financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular quarter.

Business Interruption Insurance Claims   On August 18, 2003, the Company’s new electric arc furnace transformer failed at its SMI-South Carolina melt shop after only six days in operation. This transformer had been purchased and installed to increase the melt shop’s production capacity. After the failure of the new transformer, the Company’s former transformer was reinstalled. The Company has insurance coverage for the interruption of business operations, including lost profits and additional expenditures incurred. As the claim period will run until the new transformer is reinstalled, and no formal claim has been filed with the insurance company, management is unable to estimate the amount that will ultimately be received under the policy. Costs for repairing the transformer are being covered by the equipment manufacturer.

On May 31, 2004, the Company’s primary transformer at SMI-Texas’ melt shop failed. The principal back up transformer was immediately installed and subsequently failed in June 2004. Another replacement transformer was installed and operated until October 2004, when, following repairs, the original transformer was successfully reinstalled. Management intends to file insurance claims for both business interruption and property damage relating to these transformer failures.

No amounts have been recorded in the consolidated financial statements for these potential insurance recoveries, which amounts could be substantial. All costs have been expensed as incurred.

NOTE 12. EARNINGS PER SHARE

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any years presented. The reconciliation of the denominators of the earnings per share calculations are as follows at August 31:

	2004	2003	2002
Shares outstanding for basic earnings per share	28,767,957	28,202,979	27,377,083
Effect of dilutive securities:
Stock options/ purchase plans	1,076,382	402,616	898,208

Shares outstanding for diluted earnings per share	29,844,339	28,605,595	28,275,291

No stock options were anti-dilutive at August 31, 2004 based on the average share price of $33.04. Stock options with total outstanding share commitments of 10,000 were anti-dilutive at August 31, 2003. All stock options expire by 2011.

NOTE 13. ACCRUED EXPENSES AND OTHER PAYABLES

	August 31,
(in thousands)	2004	2003
Salaries, bonuses and commissions	$94,501	$37,698
Employees’ retirement plans	30,477	11,325
Freight	22,903	8,228
Advance billings on contracts	18,058	10,787
Insurance	15,359	13,562
Taxes other than income taxes	11,575	8,699
Contract losses	7,470	3,121
Litigation accruals	6,650	6,650
Interest	5,205	1,833
Environmental	2,185	1,563
Other	34,407	23,505

	$248,790	$126,971

NOTE 14. BUSINESS SEGMENTS

The Company’s reportable segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.

Following the acquisitions of CMCZ and Lofland in December 2003, (See Note 2, Acquisitions), the Company has five reportable segments: domestic mills, CMCZ, domestic fabrication, recycling and marketing and distribution. Prior period results have been revised to be consistent with the current segment presentation.

The domestic mills segment includes the Company’s domestic steel minimills (including the scrap processing facilities which directly support these mills) and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel minimills because it has similar economic characteristics. The newly-acquired CMCZ minimill and subsidiaries in Poland have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from that of the Company’s domestic minimills. The domestic fabrication segment consists of the Company’s rebar (including Lofland) and joist fabrication operations, fence post manufacturing plants, construction-related and other products facilities. Following the acquisition of Lofland, the Company’s chief operating decision maker began reviewing the results of domestic fabrication operations separately, thus necessitating the reporting of these operations as a separate segment. The recycling and marketing and distribution segments are as they have been previously reported. Recycling consists of the Secondary

Metals Processing Division’s scrap processing and sales operations primarily in Texas, Florida and the southern United States. Marketing and distribution includes both domestic and international operations for the sales, distribution and processing of both ferrous and nonferrous metals and other industrial products. The segment’s activities consist only of physical transactions and not speculation. The corporate and eliminations segment contains eliminations of intersegment transactions, expenses of the Company’s corporate headquarters and interest expense relating to its long-term public debt and commercial paper program.

The Company uses adjusted operating profit to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following is a summary of certain financial information by reportable segment (in thousands):

					Marketing		Adjustments
	Domestic		Domestic		and		and
2004	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated
Net sales—unaffiliated customers	$845,348	$354,328	$1,041,690	$717,557	$1,809,276	$128	$—	$4,768,327
Intersegment sales	263,888	72,813	5,631	56,618	72,507	—	(471,457)	—

Net sales	1,109,236	427,141	1,047,321	774,175	1,881,783	128	(471,457)	4,768,327

Adjusted operating profit (loss)	84,156	69,318	7,288	67,887	39,427	(26,394)	—	241,682

Interest expense*	2,370	3,175	5,135	(93)	4,056	13,833	(372)	28,104

Capital expenditures	25,734	7,913	7,954	8,688	1,214	386	—	51,889

Depreciation and amortization	36,324	10,098	13,369	7,705	2,665	883	—	71,044

Goodwill	306	—	27,006	3,230	—	—	—	30,542

Total assets	421,517	242,547	497,044	143,504	569,220	114,214	—	1,988,046

2003
Net sales—unaffiliated customers	596,418	—	739,677	409,554	1,129,777	459	—	2,875,885
Intersegment sales	173,635	—	2,961	31,890	19,920	—	(228,406)	—

Net sales	770,053	—	742,638	441,444	1,149,697	459	(228,406)	2,875,885

Adjusted operating profit (loss)	19,664	—	701	15,206	21,784	(11,039)	—	46,316

Interest expense*	(273)	—	3,649	844	1,214	10,158	(254)	15,338

Capital expenditures	25,979	—	12,060	5,765	3,560	2,428	—	49,792

Depreciation and amortization	37,908	—	12,319	7,936	2,134	906	—	61,203

Goodwill	306	—	3,601	2,930	—	—	—	6,837

Total assets	412,403	—	326,541	106,749	350,601	86,961	—	1,283,255

2002
Net sales—unaffiliated customers	559,420	—	802,888	354,387	762,584	662	—	2,479,941
Intersegment sales	161,901	—	2,288	23,667	14,428	—	(202,284)	—

Net sales	721,321	—	805,176	378,054	777,012	662	(202,284)	2,479,941

Adjusted operating profit (loss)	41,006	—	30,441	5,098	14,196	(8,102)	—	82,639

Interest expense*	(583)	—	4,532	1,011	1,050	13,145	(447)	18,708

Capital expenditures	20,364	—	18,682	4,723	2,489	965	—	47,223

Depreciation and amortization	37,206	—	12,332	9,650	1,609	782	—	61,579

Goodwill	306	—	3,536	2,935	—	—	—	6,777

Total assets	421,706	—	298,744	98,847	279,408	148,668	—	1,247,373

* Includes intercompany interest expense (income) in the segments.

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Year ended August 31,
(in thousands)	2004	2003	2002
Net earnings	$132,021	$18,904	$40,525
Minority interests	14,871	—	—
Income taxes	65,055	11,490	22,613
Interest expense	28,104	15,338	18,708
Discounts on sales of accounts receivable	1,631	584	793

Adjusted operating profit	$241,682	$46,316	$82,639

The following represents the Company’s external net sales by major product and geographic area:

	Year ended August 31,
(in thousands)	2004	2003	2002
Major product information:
Steel products	$2,991,272	$1,821,506	$1,551,579
Industrial materials	519,967	242,912	183,283
Ferrous scrap	384,196	155,054	118,138
Nonferrous scrap	328,357	249,619	232,184
Other products	544,535	406,794	394,757

Net sales	$4,768,327	$2,875,885	$2,479,941

Geographic area:
United States	$2,989,554	$2,045,965	$1,977,285
Europe	827,249	203,831	164,349
Asia	493,609	298,335	69,170
Australia/New Zealand	315,442	223,213	177,366
Other	142,473	104,541	91,771

Net sales	$4,768,327	$2,875,885	$2,479,941

The following represents long-lived assets by geographic area:

	Year ended August 31,
(in thousands)	2004	2003	2002
United States	$437,170	$409,284	$421,316
Poland	95,057	—	—
Australia	11,346	11,009	8,826
Other	20,241	10,696	10,582

Total long-lived assets	$563,814	$430,989	$440,724

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 2004, 2003 and 2002 are as follows (in thousands except per share data):

	Three Months Ended 2004
	Nov. 30	Feb. 29	May 31	Aug. 31
Net sales	$830,007	$1,068,060	$1,407,206	$1,463,054
Gross profit	92,519	128,615	202,169	184,298
Net earnings	12,628	21,155	50,884	47,354
Basic EPS	0.45	0.74	1.75	1.62
Diluted EPS	0.44	0.71	1.69	1.56

	Three Months Ended 2003
	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales	$636,179	$660,816	$774,151	$804,739
Gross profit	61,060	67,919	74,419	85,641
Net earnings	2,205	2,933	3,022	10,744
Basic EPS	0.08	0.10	0.11	0.38
Diluted EPS	0.08	0.10	0.11	0.38

	Three Months Ended 2002
	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales	$572,168	$574,325	$651,604	$681,844
Gross profit	78,095	74,880	92,120	72,319
Net earnings	8,482	6,572	16,433	9,038
Basic EPS	0.32	0.24	0.59	0.32
Diluted EPS	0.32	0.24	0.56	0.31

The quantities and costs used in calculating cost of goods sold on a quarterly basis include estimates of the annual LIFO effect. The actual effect cannot be known until the year end physical inventory is completed and quantity and price indices are developed. The final determination of inventory quantities and prices resulted in $25.3 million, $857 thousand and $1.1 million after-tax expense in the fourth quarters of 2004, 2003 and 2002, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Commercial Metals Company
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the Company) at August 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
November 7, 2004

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

     No change to our internal control over financial reporting occurred during our last fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Some of the information required in response to this item with regard to directors is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 27, 2005, which will be filed no later than 120 days after the close of our fiscal year. The following is a listing of employees we believe to be our “Executive Officers” as of November 1, 2004, as defined under Rule 3b-7 of the Securities Exchange Act of 1934:

NAME	CURRENT TITLE & POSITION	AGE	OFFICER SINCE
Louis A. Federle	Treasurer	56	1979

A. Leo Howell	Vice President and Howell Metal Company — President, Director	83	1977

Binh K. Huynh	Vice President and CMC Steel Group — Executive Vice President	53	2002

William B. Larson	Vice President and Chief Financial Officer	51	1995

Murray R. McClean	Executive Vice President and Chief Operating Officer	56	1995

Malinda G. Passmore	Controller	45	1999

Allan R. Postel	Vice President and Secondary Metals Processing Division — President	56	2004

Stanley A. Rabin	Chairman of the Board, President and Chief Executive Officer, Director	66	1974

Russell B. Rinn	Vice President and CMC Steel Group — Chief Operating Officer	46	2002

Clyde P. Selig	Vice President and CMC Steel Group — President and Chief Executive Officer, Director	72	1981

Jeffrey H. Selig	Vice President and CMC Steel Group — East President	49	2002

David M. Sudbury	Vice President, Secretary and General Counsel	59	1976

Hanns Zoellner	Vice President and Marketing and Distribution Segment — President	56	2004

     Our board of directors, or a subsidiary, usually employs the executive officers at its first meeting after our annual stockholders meeting. Our executive officers continue to serve for terms set from time to time by the board of directors in its discretion.

     We have employed all of our executive officers in the positions indicated above or in positions of similar responsibility for more than five years. On September 20, 2004, we appointed Mr. McClean as our Executive Vice President and Chief Operating Officer and named Mr. Zoellner to replace Mr. McClean as President of our Marketing and Distribution Segment. Mr. McClean had served as President of the Marketing and Distribution Segment from September 1, 1999 to September 20, 2004. Mr. Zoellner had previously served as President of the International Division — Europe, having been employed by the division initially in 1981 and continuously since 1991. Mr. Postel was named President of the Secondary Metals Processing Segment in September, 2004 following the retirement of Harry J. Heinkele from that position. Mr. Postel had served as Chief Operating Officer of the segment since March, 2004 and has been employed in positions of increasing responsibility in the Secondary Metals Processing Division since 1974. In June 2002, Clyde P. Selig was named Chief Executive Officer of the CMC Steel Group in addition to his existing duties as CMC Steel Group President. Jeffrey H. Selig is Clyde P. Selig’s nephew. There are no other family relationships among our officers or among the executive officers and directors.

We have adopted a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and any of our other officers that may function as a Chief Accounting Officer. We hereby undertake to provide to any person without charge, upon request, a copy of our Financial Code of Ethics. Requests may be directed to Commercial Metals Company, 6565 N. MacArthur Blvd., Suite 800, Irving, Texas 75039, Attention: Corporate Secretary, or by calling (214) 689-4300.

ITEM 11. EXECUTIVE COMPENSATION

     Information required in response to this Item 11 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 27, 2005. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in response to this Item 12 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 27, 2005. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     To the extent applicable, information required in response to this Item 13 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 27, 2005. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required in response to this Item 14 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 27, 2005. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.	All financial statements are included at Item 8 above.

2.	All financial statement schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or notes thereto.

3.	The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION

2a	Agreement and Plan of Merger among Commercial Metals Company, LAI Acquisition Company, Lofland Acquisition, Inc., The Lofland Company, E.F. Private Equity Partners (Americas) L.P. and the Texas Growth Fund-1995 Trust dated December 23, 2003 (filed as Exhibit 2(b) to Commercial Metals’ Form S-4 filed January 27, 2004 (File NO. 3333-112243) and incorporated herein by reference).

2b	Share Purchase Agreement dated July 22, 2003, between Impexmetal, S.A. and Commercial Metals (International) AG (filed as Exhibit 2.1 to Commercial Metals’ Form 10-Q for the quarter ending November 30, 2003).

3(i)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)a	Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)a to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)b	Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)b to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)c	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws (filed herewith).

4(i)a	Indenture between Commercial Metals and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4.1 to Commercial Metals’ Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

4(i)b	Rights Agreement dated July 28, 1999 by and between Commercial Metals and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit 1 to Commercial Metals’ Form

8-A filed August 3, 1999 and incorporated herein by reference).

4(i)c	Form of Note for Commercial Metals’ 7.20% Senior Notes due 2005 (filed as Exhibit 4(i)c to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)d	Form of Note for Commercial Metals’ 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)d to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)e	Officers’ Certificate, dated August 4, 1997, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)e to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)f	Form of Note for Commercial Metals’ 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)f to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)g	Officers’ Certificate, dated February 23, 1999, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)g to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)h**	Exchange and Registration Rights Agreement, dated November 13, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 4(i)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

4(i)i**	Supplemental Indenture, dated as of November 12, 2003, to Indenture dated as of July 31, 1995, by and between Commercial Metals and JPMorgan Chase Bank (filed as Exhibit 4(i)i to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference).

10(i)a	Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (filed as Exhibit (10)(a) to Commercial Metals’ Form 10-Q for the period ended May 31, 2001 and incorporated herein by reference).

10(i)b**	Purchase Agreement, dated November 7, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 10(i)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference).

10(i)c	$129,500,000 Amended and Restated 364-Day Revolving Credit Agreement dated as of August 8, 2002 which terminated August 8, 2003 (filed as Exhibit 10(i)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference).

10(i)d**	$275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference).

10(i)e	First Amendment dated March 15, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed herewith).

10(i)f	Second Amendment dated October 7, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed herewith).

10(i)g	Amended and Restated Receivables Purchase Agreement dated as of April 22, 2004, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i)f to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004, and incorporated herein by reference).

10(i)h	Amendment to Purchase and Sale Agreement dated April 22, 2004, among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed as Exhibit 10(i)g to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004, and incorporated herein by reference).

10(iii)a*	Employment Agreement of Murray R. McClean as amended through October 2, 2002 (filed as Exhibit (10)(iii) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

10(iii)b*	Amendment to Employment Agreement of Murray R. McClean dated March 28, 2001 (filed as Exhibit (10)(iii)b to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(iii)c*	Key Employee Long-Term Performance Plan description (filed as Exhibit (10)(iii)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001, and incorporated hereby by reference).

10(iii)d*	Key Employee Annual Incentive Plan description (filed as Exhibit (10)(iii)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001, and incorporated hereby by reference).

10(iii)e*	Employment and Consulting Agreement of Marvin Selig dated as of June 7, 2002 (filed as Exhibit 10(iii)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference).

10(iii)f*	Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed herewith).

10(iii)g*	Consulting and Non-Competition Agreement, between Commercial Metals Company and Harry J. Heinkele dated as of September 24, 2004 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed September 29, 2004, and incorporated herein by reference).

10(iii)h*	Employment Agreement between Commercial Metals (International) AG and Hanns Zoellner dated January 2, 1998 (filed herewith).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated November 7, 2004, accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2004, into previously filed Registration Statements No. 033-61073, No. 033-61075, No. 333-27967 and No. 333-42648 on Form S-8 and Registration Statements No. 33-60809 and No. 333-61379 on Form S-3 (filed herewith).

31a	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31b	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32a	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32b	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: November 8, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Stanley A. Rabin	/s/ Moses Feldman

Stanley A. Rabin, November 8, 2004 Chairman of the Board, President and Chief Executive Officer	Moses Feldman, November 8, 2004 Director

/s/ A. Leo Howell	/s/ Ralph E. Loewenberg

A. Leo Howell, November 8, 2004 Director	Ralph E. Loewenberg, November 8, 2004 Director

/s/ Anthony A. Massaro	/s/ Robert D. Neary

Anthony A. Massaro, November 8, 2004 Director	Robert D. Neary, November 8, 2004 Director

/s/ Dorothy G. Owen	/s/ Clyde P. Selig

Dorothy G. Owen, November 8, 2004 Director	Clyde P. Selig, November 8, 2004 Director

/s/ Robert R. Womack	/s/ J. David Smith

Robert R. Womack, November 8, 2004 Director	J. David Smith, November 8, 2004 Director

/s/ Harold L. Adams	/s/ William B. Larson

Harold L. Adams, November 8, 2004 Director	William B. Larson, November 8, 2004 Vice President and Chief Financial Officer

/s/ Malinda G. Passmore
Malinda G. Passmore, November 8, 2004 Controller

Index to Exhibits

EXHIBIT NO.	DESCRIPTION

2a	Agreement and Plan of Merger among Commercial Metals Company, LAI Acquisition Company, Lofland Acquisition, Inc., The Lofland Company, E.F. Private Equity Partners (Americas) L.P. and the Texas Growth Fund-1995 Trust dated December 23, 2003 (filed as Exhibit 2(b) to Commercial Metals’ Form S-4 filed January 27, 2004 (File NO. 3333-112243) and incorporated herein by reference).

2b	Share Purchase Agreement dated July 22, 2003, between Impexmetal, S.A. and Commercial Metals (International) AG (filed as Exhibit 2.1 to Commercial Metals’ Form 10-Q for the quarter ending November 30, 2003).

3(i)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)a	Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)a to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)b	Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)b to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)c	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws (filed herewith).

4(i)a	Indenture between Commercial Metals and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4.1 to Commercial Metals’ Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

4(i)b	Rights Agreement dated July 28, 1999 by and between Commercial Metals and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit 1 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

4(i)c	Form of Note for Commercial Metals’ 7.20% Senior Notes due 2005 (filed as Exhibit 4(i)c to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)d	Form of Note for Commercial Metals’ 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)d to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)e	Officers’ Certificate, dated August 4, 1997, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)e to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)f	Form of Note for Commercial Metals’ 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)f to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)g	Officers’ Certificate, dated February 23, 1999, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)g to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)h**	Exchange and Registration Rights Agreement, dated November 13, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 4(i)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

4(i)i**	Supplemental Indenture, dated as of November 12, 2003, to Indenture dated as of July 31, 1995, by and between Commercial Metals and JPMorgan Chase Bank (filed as Exhibit 4(i)i to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference).

10(i)a	Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (filed as Exhibit (10)(a) to Commercial Metals’ Form 10-Q for the period ended May 31, 2001 and incorporated herein by reference).

10(i)b**	Purchase Agreement, dated November 7, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 10(i)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference).

10(i)c	$129,500,000 Amended and Restated 364-Day Revolving Credit Agreement dated as of August 8, 2002 which terminated August 8, 2003 (filed as Exhibit 10(i)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference).

10(i)d**	$275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference).

10(i)e	First Amendment dated March 15, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed herewith).

10(i)f	Second Amendment dated October 7, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed herewith).

10(i)g	Amended and Restated Receivables Purchase Agreement dated as of April 22, 2004, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i)f to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004, and incorporated herein by reference).

10(i)h	Amendment to Purchase and Sale Agreement dated April 22, 2004, among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed as Exhibit 10(i)g to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004, and incorporated herein by reference).

10(iii)a*	Employment Agreement of Murray R. McClean as amended through October 2, 2002 (filed as Exhibit (10)(iii) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

10(iii)b*	Amendment to Employment Agreement of Murray R. McClean dated March 28, 2001 (filed as Exhibit (10)(iii)b to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(iii)c*	Key Employee Long-Term Performance Plan description (filed as Exhibit (10)(iii)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001, and incorporated hereby by reference).

10(iii)d*	Key Employee Annual Incentive Plan description (filed as Exhibit (10)(iii)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001, and incorporated hereby by reference).

10(iii)e*	Employment and Consulting Agreement of Marvin Selig dated as of June 7, 2002 (filed as Exhibit 10(iii)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference).

10(iii)f*	Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed herewith).

10(iii)g*	Consulting and Non-Competition Agreement, between Commercial Metals Company and Harry J. Heinkele dated as of September 24, 2004 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed September 29, 2004, and incorporated herein by reference).

10(iii)h*	Employment Agreement between Commercial Metals (International) AG and Hanns Zoellner dated January 2, 1998 (filed herewith).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated November 7, 2004, accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2004, into previously filed Registration Statements No. 033-61073, No. 033-61075, No. 333-27967 and No. 333-42648 on Form S-8 and Registration Statements No. 33-60809 and No. 333-61379 on Form S-3 (filed herewith).

31a	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31b	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32a	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32b	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Denotes management contract or compensatory plan.

** Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.