Form 10-Q
period 2004-11-30
COMMERCIAL METALS CO
filed 2005-01-07
CIK 22444

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004
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

 ☑       ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

 ☑       ☐

As of December 31, 2004, there were 29,488,697 shares of the Company’s common stock issued and outstanding excluding 2,776,469 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PAGE NO.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - November 30, 2004 and August 31, 2004	1-2
Condensed Consolidated Statements of Earnings - Three months ended November 30, 2004 and 2003	3
Condensed Consolidated Statements of Cash Flows - Three months ended November 30, 2004 and 2003	4
Condensed Consolidated Statement of Stockholders’ Equity - Three months ended November 30, 2004	5
Notes to Condensed Consolidated Financial Statements	6-14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	28
PART II — OTHER INFORMATION
Item 1 - 6	29
Signatures	30
Index to Exhibits	31-37
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Certification of Stanley A. Rabin Pursuant to Section 302
Certification of William B. Larson Pursuant to Section 302
Certification of Stanley A. Rabin Pursuant to Section 906
Certification of William B. Larson Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
(In thousands)

	November 30,	August 31,
	2004	2004

CURRENT ASSETS:
Cash and cash equivalents	$43,874	$123,559
Accounts receivable (less allowance for collection losses of $15,669 and $14,626)	671,787	607,005
Inventories	767,825	645,484
Other	53,739	48,184

TOTAL CURRENT ASSETS	1,537,225	1,424,232

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	211,393	202,400
Equipment	821,369	810,801
Leasehold improvements	57,499	55,641
Construction in process	34,075	21,688

	1,124,336	1,090,530
Less accumulated depreciation and amortization	(656,348)	(639,040)

	467,988	451,490

GOODWILL	30,542	30,542
OTHER ASSETS	82,256	81,782

	$2,118,011	$1,988,046

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands except share data)

	November 30,	August 31,
	2004	2004
CURRENT LIABILITIES:
Accounts payable-trade	$381,250	$385,108
Accounts payable — documentary letters of credit	124,987	116,698
Accrued expenses and other payables	207,803	248,790
Income taxes payable	48,850	11,343
Short-term trade financing arrangements	8,338	9,756
Notes payable — CMCZ	15,058	530
Current maturities of long-term debt	18,342	11,252

TOTAL CURRENT LIABILITIES	804,628	783,477

DEFERRED INCOME TAXES	50,531	50,433

OTHER LONG-TERM LIABILITIES	45,041	39,568

LONG-TERM TRADE FINANCING ARRANGEMENT	12,100	14,233

LONG-TERM DEBT	394,817	393,368

MINORITY INTERESTS	55,881	46,340

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock	—	—
Common stock, par value $5.00 per share:
Authorized 100,000,000 and 40,000,000 Shares; Issued 32,265,166 shares; Outstanding 29,441,391 and 29,277,964 shares	161,326	161,326
Additional paid-in capital	9,505	7,932
Accumulated other comprehensive income	32,995	12,713
Retained earnings	594,919	524,126

	798,745	706,097
Less treasury stock:
2,823,775 and 2,987,202, shares at cost	(43,732)	(45,470)

	755,013	660,627

	$2,118,011	$1,988,046

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands except share data)

	Three Months Ended
	November 30,
	2004	2003
NET SALES	$1,529,072	$830,007

COSTS AND EXPENSES:
Cost of goods sold	1,296,108	737,488

Selling, general and administrative expenses	109,805	67,412

Interest expense	7,301	5,094

	1,413,214	809,994

EARNINGS BEFORE INCOME TAXES AND MINORITY INTERESTS	115,858	20,013

INCOME TAXES	39,275	7,385

EARNINGS BEFORE MINORITY INTERESTS	76,583	12,628

MINORITY INTERESTS	2,858	—

NET EARNINGS	$73,725	$12,628

Basic earnings per share	$2.51	$0.45
Diluted earnings per share	$2.42	$0.44
Cash dividends per share	$0.10	$0.08
Average basic shares outstanding	29,352,693	28,145,679
Average diluted shares outstanding	30,461,053	28,999,960
Proforma effects of stock split payable January 10, 2005 (see Note H):
Basic earnings per share	$1.26	$0.22
Diluted earnings per share	$1.21	$0.22
Cash dividends per share	$0.05	$0.04
Averaged basic shares outstanding	58,705,386	56,291,358
Average diluted shares outstanding	60,922,106	57,999,920

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	November 30,
	2004	2003 *
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net earnings	$73,725	$12,628
Adjustments to reconcile net earnings to cash used by operating activities:
Depreciation and amortization	19,138	15,123
Business interruption insurance recovery	(3,900)	—
Minority interests	2,858	—
Loss on reacquisition of debt	—	2,792
Provision for losses on receivables	955	941
Tax benefits from stock plans	1,592	1,042
Net gain on sale of assets and other	(735)	(101)

Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(46,429)	(43,557)
Accounts receivable sold	179	2,657
Inventories	(102,097)	(43,910)
Other assets	1,304	(24,334)
Accounts payable, accrued expenses, other payables and income taxes	(29,768)	(12,789)
Deferred income taxes	(15)	(657)
Other long-term liabilities	4,689	3,003

Net Cash Flows Used By Operating Activities	(78,504)	(87,162)

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,215)	(7,143)
Sales of property, plant and equipment	1,728	101
Acquisition of fabrication business	(2,950)	—

Net Cash Used By Investing Activities	(18,437)	(7,042)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:

Increase in documentary letters of credit	8,289	19,181
Proceeds from trade financing arrangements	—	35,307
Payments on trade financing arrangements	(5,518)	(11,128)
Short-term borrowings (net change)	14,450	—
Proceeds from issuance of long-term debt	—	200,000
Payments on long-term debt	(66)	(89,035)
Stock issued under incentive and purchase plans	1,719	4,648
Dividends paid	(2,932)	(2,243)
Debt reacquisition and issuance costs	—	(4,709)

Net Cash From Financing Activities	15,942	152,021

Effect of exchange rate changes on cash	1,314	669

Increase (Decrease) in Cash and Cash Equivalents	(79,685)	58,486

Cash and Cash Equivalents at Beginning of Year	123,559	75,058

Cash and Cash Equivalents at End of Period	$43,874	$133,544

*As restated (see Note F — Credit Arrangements).

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands except share data)

				Accumulated
	Common Stock		Add’l	Other		Treasury Stock
	Number of		Paid-in	Comprehensive	Retained	Number of
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total
Balance September 1, 2004:	32,265,166	$161,326	$7,932	$12,713	$524,126	(2,987,202)	$(45,470)	$660,627

Comprehensive income:
Net earnings for three months ended November 30, 2004					73,725			73,725
Other comprehensive income:
Foreign currency translation adjustment, net of taxes of $10,936				20,310				20,310
Unrealized loss on derivatives, net of taxes of $(15)				(28)				(28)

Comprehensive income								94,007

Cash dividends					(2,932)			(2,932)
Stock issued under incentive and purchase plans			(19)			163,427	1,738	1,719

Tax benefits from stock plans			1,592					1,592

Balance November 30, 2004	32,265,166	$161,326	$9,505	$32,995	$594,919	(2,823,775)	$(43,732)	$755,013

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — QUARTERLY FINANCIAL DATA

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2004, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and statements of earnings, cash flows and stockholders’ equity for the periods indicated. The result of operations for the three month period is not necessarily indicative of the results to be expected for a full year.

NOTE B — ACCOUNTING POLICIES

Stock-Based Compensation

     The Company accounts for stock options granted to employees and directors using the intrinsic value- based method of accounting. Under this method, the Company does not recognize compensation expense for the stock options because the exercise price is equal to the market price of the underlying stock on the date of the grant. If the Company had used the fair value-based method of accounting, net earnings and earnings per share would have been adjusted to the pro forma amounts listed in the table below. The Black-Scholes option pricing model was used to calculate the pro forma stock-based compensation costs. For purposes of the pro forma disclosures, the assumed compensation expense is amortized over the options’ vesting periods.

	Three months ended
	November 30,
(in thousands, except per share amounts)	2004	2003
Net earnings-as reported	$73,725	$12,628
Pro forma stock-based compensation cost	657	335

Net earnings-pro forma	$73,068	$12,293

Net earnings per share-as reported:
Basic	$2.51	$0.45
Diluted	$2.42	$0.44
Net earnings per share-pro forma:
Basic	$2.49	$0.44
Diluted	$2.40	$0.43

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123®, Share-Based Payment, requiring that the compensation cost relating to stock options and other share-based compensation transactions be recognized at fair value in financial statements. Statement No. 123® is effective for the Company for its quarter ending November 30, 2005. Management is still evaluating but does not believe that its adoption will have a material impact on the Company’s results of operations or financial position.

Inventory Costs

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, which specifies that certain abnormal costs must be recognized as current period charges. Management does not believe that this Statement, which is effective for inventory costs incurred after September 1, 2005, will materially affect the Company’s results of operations or financial position.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets

     The total gross carrying amount of the Company’s intangible assets that were subject to amortization was $14.1 million at November 30 and August 31, 2004. There were no changes in either the components or the lives of intangible assets during the three months ended November 30, 2004. Aggregate amortization expense for the three months ended November 30, 2004 and 2003 was $646 thousand and $350 thousand, respectively.

Reclassifications

     Certain immaterial reclassifications have been made to the prior period financial statements to conform to the classifications used in the current period.

NOTE C — ACQUISITIONS

     On November 4, 2004, the Company acquired substantially all of the operating assets of the J. L. Davidson Company’s rebar fabricating facility located in Rialto, California. The Company paid $2.9 million in cash and executed notes payable of $2.3 million for this acquisition. The following summarizes the allocation of the purchase price as of the date of the acquisition (in thousands):

Inventories	$681
Property, plant and equipment	4,550

$5,231

     On December 3, 2003, the Company’s Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), of Zawiercie, Poland for 200 million Polish Zlotys (PLN) ($51.9 million) cash on the acquisition date. In connection with the acquisition, the Company also assumed debt of 176 million PLN ($45.7 million), acquired $3.8 million in cash and incurred $1.7 million of directly related costs. CMCZ operates a steel minimill which manufactures rebar, wire rod and merchant bar products.

     On December 23, 2003, the Company acquired 100% of the stock of Lofland Acquisition, Inc. (Lofland) for $48.8 million cash, $9 million of which was placed in escrow which could be used to resolve any claims that the Company might have against the sellers for eighteen months post-acquisition. At November 30, 2004, $7 million remained in escrow. The Company also incurred $1.1 million of external costs directly related to this acquisition. Lofland was the sole stockholder of the Lofland Company and subsidiaries which operate steel reinforcing bar fabrication and construction-related product sales facilities.

     The following pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of CMCZ and Lofland had taken place on September 1, 2003. The pro forma information includes primarily adjustments for amortization of acquired intangible assets, depreciation expense based upon the new basis of property, plant and equipment, and interest expense for assumed debt. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

Three months ended
(in thousands except per share data)	November 30, 2003
Net sales	$935,028
Net earnings	13,683
Diluted earnings per common share	0.47

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D — SALES OF ACCOUNTS RECEIVABLE

     The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (CMCR). CMCR is structured to be a bankruptcy-remote entity. CMCR, in turn, sells undivided percentage ownership interests in the pool of receivables to affiliates of two third party financial institutions. CMCR may sell undivided interests of up to $130 million, depending on the Company’s level of financing needs.

     At November 30 and August 31, 2004, accounts receivable of $245 million and $236 million, respectively, had been sold to CMCR. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 82% and 83% at November 30 and August 31, 2004, respectively. At November 30 and August 31, 2004, the financial institution buyers owned $44 million and $40 million, respectively, in undivided interests in CMCR’s accounts receivable pool, which were reflected as a reduction in accounts receivable on the Company’s condensed consolidated balance sheets. The average monthly amounts of undivided interests owned by the financial institution buyers were $21.3 million and $8.3 million for the three months ended November 30, 2004 and 2003, respectively.

     In addition to the securitization program described above, the Company’s international subsidiaries periodically sell accounts receivable without recourse. Uncollected accounts receivable that had been sold under these arrangements and removed from the condensed consolidated balance sheets were $54.9 million and $58.7 million at November 30 and August 31, 2004, respectively. The average monthly amounts of outstanding international accounts receivable sold were $57.4 million and $19.9 million for the three months ended November 30, 2004 and 2003, respectively.

     Discounts (losses) on domestic and international sales of accounts receivable were $772 thousand and $116 thousand for the three months ended November 30, 2004 and 2003, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.

NOTE E — INVENTORIES

     Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $126.3 million and $92.2 million at November 30 and August 31, 2004, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company’s inventories are in finished goods, with minimal work in process. Approximately $76.8 million and $58.1 million were in raw materials at November 30 and August 31, 2004, respectively.

     At November 30, 2004, the Company refined its method of estimating its interim LIFO reserve by using quantities and costs at quarter end. The resulting LIFO expense was recorded in its entirety during the three months ended November 30, 2004. At November 30, 2003 the Company had estimated both inventory quantities and costs that were expected at the end of fiscal year 2004 for these LIFO calculations, and recorded the expense for the three months ended November 30, 2003 on a pro-rata basis.

NOTE F — CREDIT ARRANGEMENTS

     At November 30 and August 31, 2004, no borrowings were outstanding under the Company’s commercial paper program or the related revolving credit agreement. The Company was in compliance with all covenants at November 30, 2004.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at bankers’ acceptance rates or on a cost of funds basis. Amounts outstanding on these facilities relate to account payable settled under documentary letters of credit.

     In October 2003, one of the Company’s international subsidiaries (the Subsidiary) entered into a financing arrangement with an independent third party lender for the sole purpose of advancing funds for steel purchases to a key supplier of which the Company owns an 11% interest (the Supplier). The 30 million Euro financing agreement is secured by a market-based supply agreement between the Subsidiary and the Supplier. The lender is to be repaid after the product is delivered in conformance with the supply agreement, and the Subsidiary is not liable for repayment of the principal and/or interest unless and until it has received conforming deliveries of the products from the Supplier. At November 30 and August 31, 2004, liabilities to the lender of $20.4 million (15.4 million Euro) and $24.0 million (19.7 million Euro), respectively, were recorded as short and long-term trade financing arrangements and the advances to the Supplier were recorded as current and other assets on the consolidated balance sheets. In October 2004, the Company determined that this trade financing arrangement had been incorrectly accounted for off-balance sheet in its fiscal 2004 interim financial statements. Although this commercial transaction has limited recourse, it should have been accounted for as a financial liability with the corresponding advance to the supplier included in other assets. The fiscal year 2004 interim condensed consolidated statements of earnings were not affected. The Company’s statement of cash flows for the three months ended November 30, 2003 has been restated as follows:

	As Previously	As
	Reported	Restated
Cash Flows From (Used By) Operating Activities:
Other assets	$10,038	$(24,334)
Net Cash Flows Used by Operating Activities	(59,314)	(87,162)
Cash Flows From (Used By) Financing Activities:
Proceeds from trade financing arrangements	—	35,307
Payments on trade financing arrangements	(3,000)	(11,128)
Net Cash From Financing Activities	124,842	152,021

     The total amounts of purchases from the Supplier (including those under this trade financing arrangement) were $58.7 million and $23.3 million for the three months ended November 30, 2004 and 2003, respectively.

     Long-term debt (in thousands) was as follows:

	November 30,		August 31,
	2004		2004
7.20% notes due 2005	$10,201	*	$10,246
6.80% notes due 2007	50,000		50,000
6.75% notes due 2009	100,000		100,000
5.625% notes due 2013	200,000		200,000
CMCZ term note	47,170		41,096
Other	5,788		3,278

	413,159		404,620
Less current maturities	18,342		11,252

	$394,817		$393,368

* Interest rate swaps in effect resulted in an estimated LIBOR-based floating annualized rate of 4.84%.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In November 2003, the Company repurchased $89 million of its 7.20% notes due in 2005. The Company recorded a pre-tax charge of $2.8 million relating to this repurchase, which was included in selling, general and administrative expenses for the three months ended November 30, 2003. Also, in November 2003, the Company issued $200 million of its 5.625% notes due in November 2013.

     In March 2004, CMCZ borrowed 150 million PLN ($38.4 million) under a five year term note to refinance a portion of its notes payable. Interest is accrued at the Warsaw Interbank Offered Rate (WIBOR) plus 1.25% and was fixed at 7.31% for six months, ending December 26, 2004. The term note has scheduled semi-annual payments beginning in September 2005 and is collateralized by CMCZ’s fixed assets. In March 2004, CMCZ also entered into a revolving credit facility with maximum borrowings of 60 million PLN ($18.9 million) bearing interest at WIBOR plus 0.8% and collateralized by CMCZ’s accounts receivable. At November 30, 2004, the facility had $15.1 million outstanding, and the interest rate, which resets daily, was approximately 7.5%. The term note and the revolving credit facility contain certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at November 30, 2004. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.

NOTE G — INCOME TAXES

     The Company’s effective tax rate for the three months ended November 30, 2004 based on the estimated annual rate was reduced as compared to the three months ended November 30, 2003, primarily due to the effective tax rate in Poland of 20%. Reconciliation of the United States statutory rates to the effective rates are as follows:

	Three months ended
	November 30,
	2004	2003
Statutory rate	35.0%	35.0%
State and local taxes	2.6	2.2
Extraterritorial Income Exclusion (ETI)	(1.3)	(1.2)
Foreign rate differential	(4.0)	—
Other	1.6	0.9

Effective rate	33.9%	36.9%

     The American Jobs Creation Act of 2004 (AJCA) which was signed into law on October 22, 2004, provides significant changes in the U.S. tax law including an 85% dividend deduction incentive to repatriate undistributed foreign subsidiaries’ earnings. The Company has the option to apply this provision to qualified repatriated earnings during its fiscal years ending August 31, 2005 or 2006. The AJCA also includes provisions for the phase-out of the ETI, replacing it with a phased-in special domestic manufacturing deduction beginning in the fiscal year ending August 31, 2006. The Company has begun analyzing the potential impact of the AJCA, including assessing business requirements, economic costs and foreign statutory requirements associated with repatriation of foreign earnings. However, due to the preliminary stage of this assessment and lack of specific regulatory guidance, it is not feasible at this time to determine the amount (if any) of foreign earnings that may be repatriated or the potential impact that the AJCA may have on the Company’s effective tax rate. The Company will complete its assessment within a reasonable time frame after additional regulatory guidance and information is published.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

     In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three months ended November 30, 2004 or 2003. The reconciliation of the denominators of the earnings per share calculations are as follows:

	Three months ended
	November 30,
	2004	2003

Shares outstanding for basic earnings per share	29,352,693	28,145,679
Effect of dilutive securities-stock options/purchase plans	1,108,360	854,281

Shares outstanding for diluted earnings per share	30,461,053	28,999,960

All stock options with total share commitments of 3,255,788 and 3,507,843 at November 30, 2004 and 2003, respectively, were dilutive based on the average share prices for the quarters then ended of $39.05 and $22.14, respectively. All stock options expire by 2011.

At November 30, 2004, the Company had authorization to purchase 972,305 of its common shares. None were purchased during the quarter ended November 30, 2004.

On November 22, 2004, the Company declared a two-for one stock split in the form of a 100% stock dividend on the Company’s common stock payable January 10, 2005 to shareholders of record on December 13, 2004. The Company also announced its intent to institute a quarterly cash dividend of six cents per share on the increased number of shares resulting from the stock dividend effective with the next cash dividend payment scheduled for January.

NOTE I — DERIVATIVES AND RISK MANAGEMENT

     The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the recent volatility of ocean freight rates. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of earnings for the three months ended November 30, 2004 and 2003. Certain of the foreign currency and all of the commodity and freight contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following chart shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges (in thousands):

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended
	November 30,
	2004	2003
	Earnings	(Expense)
Cost of goods sold (commodity and freight instruments)	$(1,633)	$(889)
Net sales (foreign currency instruments)	(2,223)	(715)

The Company’s derivative instruments were recorded as follows on the consolidated balance sheets (in thousands):

	November 30,	August 31,
	2004	2004
Derivative assets (other current assets)	$6,472	$2,909
Derivative liabilities (other payables)	8,373	1,700

All of the instruments are highly liquid, and none are entered into for trading purposes.

NOTE J — CONTINGENCIES

     There were no material developments relating to the Company’s contingencies during the three months ended November 30, 2004, except regarding the business interruption insurance claim described below. See Note 11, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2004.

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

     On August 18, 2003, the Company’s new electric arc furnace transformer failed at its SMI South Carolina melt shop after only six days in operation. After the failure of the new transformer, the Company’s former transformer was reinstalled. On November 16, 2004, the Company filed a claim (subject to future adjustment including a deductible) with its business interruption insurance carrier in the amount of $18.1 million. The Company recorded an advance from the insurance carrier of $3.9 million in net sales for the three months ended November 30, 2004 representing the minimum amount expected to be required to compensate it for the interruption of business operations, including lost profits and additional expenditures incurred. Management is unable to estimate the total additional amount that will ultimately be received under the policy.

     The Company intends to file insurance claims for both business interruption and property damage relating to the 2004 transformer failures at SMI Texas. No amounts have been recorded in the condensed consolidated financial statements for these potential insurance recoveries, which amounts could be substantial. All costs have been expensed as incurred.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE K — BUSINESS SEGMENTS

     Following the acquisitions of CMCZ and Lofland in December 2003 (see Note C — Acquisitions), the Company has five reportable segments: domestic mills, CMCZ, domestic fabrication, recycling and marketing and distribution. Prior period results have been revised to be consistent with the current segment presentation.

     The domestic mills segment includes the Company’s domestic steel minimills (including the scrap processing facilities which directly support these mills) and the copper tube minimill. The CMCZ minimill and subsidiaries in Poland have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are not similar to that of the Company’s domestic minimills. The domestic fabrication segment consists of the Company’s rebar and joist fabrication operations (including Lofland), fence post manufacturing plants, construction-related and other products facilities. Following the acquisition of Lofland, the Company’s chief operating decision maker began reviewing the results of fabrication operations separately, thus necessitating the reporting of these operations as a separate segment. The recycling and marketing and distribution segments are as they have been previously reported. The corporate and eliminations segment contains eliminations of intersegment transactions, expenses of the Company’s corporate headquarters and interest expense relating to its long-term public debt and commercial paper program.

The following is a summary of certain financial information by reportable segment (in thousands):

	Three months ended November 30, 2004
			Domestic		Mktg. &	Corp.
	Domestic Mills	CMCZ	Fabrication	Recycling	.	& Elim.	Consol.
Net sales — unaffiliated customers	$239,833	$120,154	$326,458	$204,362	$638,233	$32	$1,529,072
Inter-segment sales	75,929	2,960	182	16,108	42,362	(137,541)	—

Net sales	315,762	123,114	326,640	220,470	680,595	(137,509)	1,529,072

Adjusted operating profit (loss)	50,684	12,315	24,591	19,775	23,369	(6,803)	123,931
Goodwill — November 30, 2004	306	—	27,006	3,230	—	—	30,542
Total assets - November 30, 2004	423,549	326,102	548,849	152,590	625,081	41,840	2,118,011

	Three months ended November 30, 2003
		Domestic		Mktg. &	Corp.
	Domestic Mills	Fabrication	Recycling	Distrib.	& Elim.	Consol.
Net sales — unaffiliated customers	$165,366	$212,440	$120,484	$331,689	$28	$830,007
Inter-segment sales	47,161	1,188	11,408	8,692	(68,449)	—

Net sales	212,527	213,628	131,892	340,381	(68,421)	830,007

Adjusted operating profit (loss)	14,609	5,716	5,734	6,267	(7,103)	25,223
Goodwill — November 30, 2003	306	—	3,600	2,930	—	6,836
Total assets - November 30, 2003	413,579	351,348	117,383	434,680	137,641	1,454,631

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings
(in thousands):

	Three months ended
	November 30,
	2004	2003
Net earnings	$73,725	$12,628
Minority interests	2,858	—
Income taxes	39,275	7,385
Interest expense	7,301	5,094
Discounts on sales of accounts receivable	772	116

Adjusted operating profit	$123,931	$25,223

The following presents external net sales by major product and geographic area for the Company (in thousands):

	Three months ended
	November 30,
	2004	2003
Major Product Information:
Steel products	$1,022,138	$501,618
Ferrous scrap	98,393	49,661
Nonferrous scrap	104,683	70,447
Industrial materials	140,713	97,035
Other products	163,145	111,246

Net sales	$1,529,072	$830,007

	2004	2003
Geographic Area:
United States	$926,552	$576,048
Europe	293,031	58,033
Asia	181,518	96,276
Australia/New Zealand	90,331	74,020
Other	37,640	25,630

Net sales	$1,529,072	$830,007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with our Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2004.

CRITICAL ACCOUNTING POLICIES

See Note E — Inventories, to the condensed consolidated financial statements. Prior to this fiscal year ending August 31, 2005, each quarter we estimated the quantities and costs for the year in calculating the annual effect of valuing our inventories under the last-in, first-out (LIFO) method. The resulting estimate was pro-rated across the current and remaining quarters of the fiscal year. For greater accuracy, we have refined our method of estimating and now estimate the LIFO effect using quantities and costs as of each quarter end. The resulting effect is recorded in its entirety each quarter. Otherwise our critical accounting policies are not different from the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K filed with the SEC for the year ended August 31, 2004 and are therefore not presented herein.

CONSOLIDATED RESULTS OF OPERATIONS (in millions)

	Three Months Ended
	November 30,
	2004	2003
Net sales	$1,529.1	$830.0
Net earnings	73.7	12.6
EBITDA	139.4	40.2

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

	Three Months Ended
	November 30,
	2004	2003
Net earnings	$73.7	$12.6
Interest expense	7.3	5.1
Income taxes	39.3	7.4
Depreciation and amortization	19.1	15.1

EBITDA	$139.4	$40.2

Our EBITDA does not include interest expense, income taxes and depreciation and amortization. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs.

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

Overview — Our EBITDA increased by 247% to $139.4 million for the three months ended November 30, 2004 as compared to 2003. The following financial events were significant during our first quarter ended
November 30, 2004:

-	We earned more for the first quarter than in any other prior quarter in our history.

-	Increased selling prices and margins resulted in significantly higher adjusted operating profits in all of our segments.

-	Our domestic steel mills reported record net earnings due to much higher selling prices, which more than offset increased input costs.

-	Our minimill in Poland (CMCZ) was profitable in spite of the weaker US dollar, which limited its exports.

-	Adjusted operating profit in our domestic fabrication segment increased significantly due to higher selling prices.

-	On the continued strength in ferrous scrap prices, our recycling segment recorded its best first quarter ever.

-	We attained record adjusted operating profit in our marketing and distribution segment due to robust demand across multiple product lines and geographic areas.

-	We recorded $34.2 million pre-tax expense to adjust our inventory valuation under the LIFO method as compared to $1.3 million in 2003.

-	Our effective tax rate was lower due to a 20% statutory tax rate in Poland.

We continued to benefit in our first quarter ended November 30, 2004 from favorable pricing and volumes for most of our businesses. Our long-enacted strategy of vertical integration and diversification enabled us to take advantage of these market conditions. While our markets generally remained strong during the quarter, there was a slowing in China’s economic growth and end-user inventory adjustments in the U.S. and Europe, which created some downward pressure on the high global prices for steel, nonferrous metals and industrial raw materials, as well as some slowing of shipments at the mill level. On the other hand, input costs remained high, freight rates increased again, and the U.S. dollar weakened further, all serving to sustain our elevated U.S. dollar denominated selling prices.

SEGMENT OPERATING DATA — (in thousands)

See Note K — Business Segments, to the condensed consolidated financial statements.

Unless otherwise indicated, all dollar amounts below are before minority interests and income taxes. We use adjusted operating profit (loss), to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes, minority interests and financing costs. Adjusted operating profit is equal to earnings before income taxes for our domestic mills and domestic fabrication segments because these segments require minimal outside financing. The following table shows our net sales and adjusted operating profit (loss) by business segment (in thousands):

	Three Months Ended
	November 30,
	2004	2003
NET SALES:
Domestic mills	$315,762	$212,527
CMCZ *	123,114	—
Domestic fabrication	326,640	213,628
Recycling	220,470	131,892
Marketing and distribution	680,595	340,381
Corporate and eliminations	(137,509)	(68,421)

	$1,529,072	$830,007

	Three Months Ended
	November 30,
	2004	2003
ADJUSTED OPERATING PROFIT (LOSS):
Domestic mills	$50,684	$4,609
CMCZ *	12,315	—
Domestic fabrication	24,591	5,716
Recycling	19,775	5,734
Marketing and distribution	23,369	6,267
Corporate and eliminations	(6,803)	(7,103)

*	Acquired December 3, 2003

DOMESTIC MILLS -
We include our four domestic steel and our copper tube minimills in our domestic mills segment. Our domestic mills segment’s adjusted operating profit for the three months ended November 30, 2004 increased by $36.1 million as compared to 2003 on $103.2 million (49%) more net sales. Net sales and adjusted operating profit were higher due primarily to higher selling prices which resulted in increased metal margins (the difference between the average selling price and scrap purchase cost).

Selling prices for our domestic steel minimills increased significantly for the three months ended November 30, 2004 as compared to 2003 due to stronger demand. Our higher selling prices were only partially offset by increases in steel scrap purchase and in other input costs. Therefore, our overall metal margins increased, resulting in the best quarterly total adjusted operating profits ever for our domestic steel minimills for the three months ended November 30, 2004. Average scrap purchase costs were higher than last year due primarily to increased world demand for ferrous scrap. The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended
	November 30,		Increase
	2004	2003	$	%
Average mill selling price (finished goods)	$498	$313	$185	59%
Average mill selling price (total sales)	484	309	175	57%
Average ferrous scrap purchase price	188	118	70	59%
Average metal margin	296	191	105	55%

Overall, the mills’ production levels (tons melted and rolled) for the three months ended November 30, 2004 were approximately equal to 2003 levels. Our melt shops at SMI Texas and SMI South Carolina were temporarily shut down during the 2004 quarter while we reinstalled our electric arc transformers. Shipments decreased slightly for the three months ended November 30, 2004 as compared to 2003 due to fewer sales of billets and reduced orders from customers with high inventories. The table below reflects our domestic steel minimills’ operating statistics (tons in thousands):

	Three Months Ended
	November 30,		Increase
	2004	2003	(Decrease)
Tons melted	549	561	(2)%
Tons rolled	546	541	1%
Tons shipped	545	566	(4)%

Due to the factors discussed above, all of our domestic steel minimills were more profitable for the three months ended November 30, 2004 as compared to 2003. Adjusted operating profits for our domestic steel minimills were as follows (dollars in thousands):

	Three Months Ended
	November 30,		Increase
	2004	2003	$	%
SMI Texas	$21,470	$5,563	$15,907	286%
SMI South Carolina	15,954	1,703	14,251	837%
SMI Alabama	11,750	2,931	8,819	301%
SMI Arkansas	2,850	944	1,906	202%

During the three months ended November 30, 2004, SMI South Carolina recorded a $3.9 million gain from a business interruption insurance recovery (see Note J — Contingencies, to the condensed consolidated financial statements). Overall, our domestic steel mills recorded $27.1 million LIFO expense in 2004 as compared to $323 thousand in 2003. Utility expenses increased by $1.0 million in 2004 as compared to 2003. Electricity decreased by $217 thousand due to a $1.2 million utility credit and lower usage at SMI Texas and SMI South Carolina. These factors more than offset the impact of higher rates. Natural gas costs increased due to significantly higher rates. Costs for ferroalloys increased for the three months ended November 30, 2004 as compared to 2003 due largely to higher demand from U.S. mills, the impact of the weaker U.S. dollar and higher ocean freight costs on these imported items.

Our copper tube minimill’s adjusted operating profit was $2.2 million during the three months ended November 30, 2004, which was the same amount as reported in 2003. Demand from our commercial and residential end users was relatively steady. Our average selling price increased more than our average copper scrap purchase cost resulting in increased metal margins in 2004. However, the slight decrease in shipments offset the effect of higher margins. The table below reflects our copper tube minimill’s prices and costs per pound and operating statistics:

	Three Months Ended
	November 30,		Increase (Decrease)
	2004	2003	Amount	%
Pounds shipped (in millions)	16.2	16.6	(0.4)	(2)%
Pounds produced (in millions)	16.0	16.1	(0.1)	(1)%
	$1.83	$1.36	$0.47	35%
Avrg. scrap purchase cost per lb.	$1.27	$0.83	$0.44	53%
Avrg. Metal margin per lb.	$0.56	$0.53	$0.03	6%

Our copper tube mill recorded $1.0 million LIFO expense for the three months ended November 30, 2004 as compared to $230 thousand in 2003.

CMCZ -

On December 3, 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), a steel minimill in Zawiercie, Poland. CMCZ recorded net sales of $123.1 million and an adjusted operating profit of $12.3 million for the three months ended November 30, 2004. Our ability to export CMCZ’s products from Poland to other key international markets was limited due to the strong Polish Zloty relative to the U.S. dollar and the Euro. CMCZ melted 328,000 tons, rolled 202,000 tons and shipped 252,000 tons, including billets, during the three months ended November 30, 2004. The average total mill selling price was $470 per ton. The average scrap purchase cost was $239 per ton.

DOMESTIC FABRICATION -

Our domestic fabrication businesses reported an adjusted operating profit of $24.6 million for the three months ended November 30, 2004 as compared to an adjusted operating profit of $5.7 million in 2003. Net sales were $326.6 million in 2004, an increase of $113.0 million (53%) as compared to 2003. On December 23, 2003, we acquired 100% of the stock of The Lofland Company (Lofland). Lofland accounted for $29.3 million of the increase in net sales and reported an adjusted operating profit of $1.3 million during the three months ended November 30, 2004. Our adjusted operating profit increased in 2004 as compared to 2003 due primarily to significantly higher average selling prices in all of our product areas (rebar fabrication, construction-related products, steel fence posts, steel joists, structural steel and heat treating). Market conditions were increasingly favorable, enabling us to obtain the higher selling prices and increase overall shipments to meet demand. Fabrication plant shipments totaled 340,000 tons, 22% more than last year’s first quarter shipments of 280,000 tons, although specific product lines were mixed. Our acquisition of Lofland resulted in 42,000 additional tons. Our average fabrication selling prices (excluding stock and buyout sales) for the three months ended November 30, 2004 increased by $266 per ton (48%) as compared to 2003 to $821. Our domestic fabrication businesses were adversely affected by higher steel input costs during the three months ended November 30, 2004 as compared to 2003. However, these cost increases were more than offset by the increased selling prices, and therefore all product areas were more profitable. Also, we recorded $4.6 million of LIFO expense in our domestic fabrication segment for the three months ended November 30, 2004 as compared to $322 thousand of LIFO expense in 2003.

RECYCLING -

Our recycling segment reported an adjusted operating profit of $19.8 million for the three months ended November 30, 2004 as compared to an adjusted operating profit of $5.7 million in 2003. Net sales for the three months ended November 30, 2004 were 67% higher at $220.5 million. Gross margins, primarily for ferrous scrap, for the three months ended November 30, 2004, were significantly higher as compared to 2003. Our ferrous selling prices increased because of strong domestic and export markets. Our nonferrous selling prices also increased. Consistent with the trend over the last year, approximately one fourth of our nonferrous sales this quarter were exported to Asian customers. The following table reflects our recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended
	November 30,
	2004	2003	Increase
Ferrous sales price	$220	$124	77%
Nonferrous sales price	$1,509	$1,139	32%
Ferrous tons shipped	470	430	9%
Nonferrous tons shipped	67	54	24%
Total volume processed and shipped*	828	734	13%

*Includes all of our domestic processing plants.

LIFO expense was $2.2 million for the three months ended November 30, 2004 as compared to $367 thousand in 2003.

MARKETING AND DISTRIBUTION -

Our marketing and distribution segment’s net sales increased by $340.2 million (100%) for the three months ended November 30, 2004 as compared to 2003. Foreign currency exchange fluctuations caused $18.7 million of this increase. Our adjusted operating profit for the three months ended November 30, 2004 was an all time record of $23.4 million as compared to $6.3 million in 2003. The net effect of foreign currency exchange fluctuations on our adjusted operating profit was an increase of $565 thousand. The increases in our net sales and adjusted operating profit were due to higher shipments and selling prices in 2004 as compared to 2003. Sales increased for most of our product lines (including steel, aluminum, copper, brass, and stainless steel semi-finished goods). Our 2004 sales and profits for industrial materials and products (including new products) were at record levels because of globally strong demand from the metals industry. Sales to and within the United States, Asia, Australia, and Europe increased in 2004 as compared to 2003. Gross margins for our products were higher in 2004 as compared to 2003. LIFO expense was $281 thousand for the three months ended November 30, 2004 as compared to $17 thousand in 2003.

CORPORATE AND ELIMINATIONS -

Discretionary items, such as bonuses and profit sharing increased commensurate with our increased profitability for the three months ended November 30, 2004 as compared to 2003. During the three months ended November 30, 2003, we incurred a $2.8 million charge from the repurchase of $89 million of our notes otherwise due in 2005.

CONSOLIDATED DATA -

On a consolidated basis, the LIFO method of inventory valuation decreased our net earnings by $22.2 million and $818 thousand (73 cents and 3 cents per diluted share) for the three months ended November 30, 2004 and 2003, respectively.

Our overall selling, general and administrative expenses increased by $42.4 million (63%) for the three months ended November 30, 2004 as compared to 2003. Our acquisitions of CMCZ and Lofland accounted for $10.0 million of the increase. Most of the increases in selling, general and administrative expenses were for discretionary bonuses and profit sharing accruals due to much higher earnings. Foreign currency fluctuations resulted in increases in selling, general and administrative expenses of $372 thousand for the three months ended November 30, 2004 as compared to 2003.

During the three months ended November 30, 2004, our interest expense increased by $2.2 million, primarily due to the additional long-term debt that we used to finance the Lofland and CMCZ acquisitions.

During the three months ended November 30, 2004, our effective tax rate decreased to 34% as compared to 37% in 2003. See Note H — Income Taxes, to the condensed consolidated financial statements for an explanation of this decrease and reconciliations of the U.S. statutory rate to the effective tax rates.

CONTINGENCIES -

See Note J — Contingencies, to the condensed consolidated financial statements.

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

During the three months ended November 30, 2004, we filed our initial claim of $18.1 million for reimbursement from our business interruption insurance carrier for the August 2003 transformer failure at SMI South Carolina and recorded an advance of $3.9 million from the insurance carrier in net sales (see Note J — Contingencies, to the condensed consolidated financial statements). However, our ultimate total recovery remains dependent on the resolution of issues regarding lost sales, prices, costs incurred and avoided, deductible amounts and other factors. Therefore, we cannot reasonably estimate the amount of our total recovery at this time. We are still in the process of developing our business interruption claim for the failures of our transformers at SMI Texas in June 2004.

NEAR-TERM OUTLOOK -

We anticipate that our net earnings per diluted share (including the impact of adjusting our inventory valuation to the LIFO method) will be between $1.50 and $1.70 ($0.75 and $0.85 on a post-split basis) for the three months ending February 28, 2005, which is significantly above last year’s second quarter, but less than our first quarter ended November 30, 2004. The second quarter is typically our weakest because of seasonal construction slowdowns. We expect that our net earnings will increase during our third and fourth quarters of fiscal 2005 as compared to our second quarter due to the improved outlook for non-residential construction in the United States. During the second quarter and remainder of our fiscal 2005, we expect that a higher proportion of our net earnings will come from our domestic fabrication segment. Domestic steel mill prices and shipments have weakened moderately, and those same factors for CMCZ (in U.S. dollars) have decreased to a greater extent. On the other hand, selling prices in our domestic fabrication segment have increased, and demand for these products remains strong. Our recycling segment should continue to be very profitable due to historically high ferrous and nonferrous selling prices. However, these scrap prices are extremely volatile. We expect that sales orders in our marketing and distribution segment should remain at, or near, their current levels. We have not considered any additional potential recoveries from our South Carolina and Texas steel mill transformer business interruption insurance claims. These recoveries may be substantial, but the timing of recoveries and the ultimate total recoverable amounts are uncertain.

We anticipate that our capital spending for our fiscal 2005 will be $130 million, including acquisition costs for a shredder at CMCZ and a continuous caster project at our SMI Texas melt shop.

On October 1, 2004, the President signed the American Jobs Creation Act of 2004 (the Act) which offers a limited window of opportunity to repatriate certain cash dividends from foreign subsidiaries at a reduced rate. The Company is currently evaluating the Act. Due to the uncertainties regarding the new legislation, the Company has not had sufficient time to evaluate all available alternatives. See Note G — Income Taxes, to the condensed consolidated financial statements.

LONG-TERM OUTLOOK -

The rapid expansion of a number of emerging economies has been a major catalyst for the strong steel and nonferrous markets around the world. Therefore, we believe that there is an enhanced prospect of significant long-term growth in demand for the global materials sector. We believe that we are well positioned to exploit long-term opportunities. We expect strong demand for our products due to continuing recovery in demand throughout the major global economies as well as continued growth in developing countries. Emerging countries often have a higher growth rate for steel and nonferrous metals consumption. We believe that the demand will increase in Asia, particularly in China, as well as in Central and Eastern Europe.

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

We rely upon cash flows from operating activities, and to the extent necessary, external short-term financing sources for liquidity. Our short-term financing sources include the issuance of commercial paper, sales of accounts receivable, documentary letters of credit with extended terms, short-term trade financing arrangements and borrowing under our bank credit facilities. From time to time, we have issued long-term public and private debt. See Note F – Credit Arrangements, to the condensed consolidated financial statements. Our investment grade credit ratings and general business conditions affect our access to external financing on a cost-effective basis. Depending on the price of our common stock, we may realize significant cash flows from the exercise of stock options.

Moody’s Investors Service (P-2) and Standard & Poor’s Corporation (A-2) rate our $275 million commercial paper program in the second highest category. To support our commercial paper program, we have an unsecured contractually committed revolving credit agreement with a group of sixteen banks. Our $275 million facility expires in August 2006. Under the Program, our commercial paper capacity is reduced by our outstanding standby letters of credit. The costs of our revolving credit agreement may be impacted by a change in our credit ratings. We plan to continue our commercial paper program and the revolving credit agreements in comparable amounts. Also, we have numerous informal, uncommitted, short-term credit facilities available from domestic and international banks. These credit facilities are available to support import letters of credit, foreign exchange transactions and, in certain instances, short-term working capital loans.

Our long-term public debt was $360 million at November 30, 2004 and is investment grade rated by Standard & Poors’ Corporation (BBB) and by Moody’s Investors Services (Baa2). We believe we have access to the public markets for potential refinancing or the issuance of additional long-term debt. During the three months ended November 30, 2003, we purchased $89 million of our 7.20% notes otherwise due in 2005 and issued $200 million of 5.625% notes due November 2013.

In March 2004, we refinanced the notes payable that we assumed upon the acquisition of CMCZ with a five year term note for 150 million PLN ($38.4 million) and a revolving credit facility with maximum borrowings of 60 million PLN ($18.9 million). The term note and the revolving credit facility are secured by the majority of CMCZ’s assets. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.

In order to facilitate certain trade transactions, we utilize letters of credit, advances and non-or limited- recourse trade financing arrangements to provide assurance of payment and advance funding to our suppliers. Letters of credit may be for prompt payment or for payment at a future date, conditional upon the bank finding the documentation presented to be in strict compliance with all terms and conditions of the letter of credit. Our banks issue these letters of credit under informal, uncommitted lines of credit which are in addition to the committed revolving credit agreement. In some cases, if our suppliers choose to discount the future-dated obligation we may absorb the discount cost. The trade financing arrangements consist of a financing agreement with a lender which is secured by a supply agreement with our supplier. The lender is repaid after the product is delivered to us in conformance with the supply agreement. We are not liable for repayment of the principal and/or interest to the bank unless we have received the conforming deliveries from the supplier.

Credit ratings affect our ability to obtain short and long-term financing and the cost of such financing. If the rating agencies were to reduce our credit ratings, we would pay higher financing costs. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off-balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, industry condition and contingencies. Maintaining our investment grade ratings is a high priority for us.

Certain of our financing agreements include various covenants. Our revolving credit agreement contains financial covenants which require that we (a) not permit our ratio of consolidated long-term debt (including current maturities) to total capitalization (defined in our credit agreement as stockholders’ equity less intangible assets plus long-term debt) to be greater than 0.55 to 1.00 at any time and, (b) not permit our quarterly ratio of consolidated EBITDA to consolidated interest expense on a rolling twelve month basis to be less than 3.00 to 1.00. At November 30, 2004, our ratio of consolidated debt to total capitalization was 0.37 to 1.00. Our ratio of consolidated EBITDA to interest expense for the three months ended November 30, 2004 was 19.1 to 1.00, which exceeded the EBITDA ratio for the past twelve months. In addition, our credit agreement contains covenants that restrict our ability to, among other things:

•	create liens;

•	enter into transactions with affiliates;

•	sell assets;

•	in the case of some of our subsidiaries, guarantee debt; and

•	consolidate or merge.

The indenture governing our long-term public debt contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions, consolidate or merge and limits the ability of some of our subsidiaries to incur certain types of debt or to guarantee debt. Also, our five year term note at CMCZ contains certain covenants including minimum debt to EBITDA, debt to equity and tangible net worth requirements (as defined for CMCZ only). We have complied with the requirements, including the covenants of our financing agreements as of and for the three months ended November 30, 2004.

Off-Balance Sheet Arrangement - For added flexibility, we may secure financing through sales of certain accounts receivable both in the U. S. and internationally. See Note D- Sales of Accounts Receivable, to the condensed consolidated financial statements. Our U.S. program provides for such sales in an amount not to exceed $130 million, and our European and Australian subsidiaries can sell up to 15 million GBP and 50 million AUD of additional accounts receivable. We may continually sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. The U. S. securitization program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement. We use the securitization programs as sources of funding that are not reliant on either our short-term commercial paper programs or our revolving credit facility. As such, we do not believe that any reductions in the capacity or termination of the securitization programs would materially impact our financial position, cash flows or liquidity because we have access to other sources of external funding.

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

Cash Flows - Our cash flows from operating activities primarily result from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products. We also sell and rent construction-related products and accessories. We have a diverse and generally stable customer base. We use futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metals commodity prices. See Note I — Derivatives and Risk Management, to our condensed consolidated financial statements. The volume and pricing of orders from our U.S. customers in the manufacturing and construction sectors affects our cash flows from operating activities. The pace of economic expansion and retraction of major industrialized and emerging markets outside of the United States (especially China) also significantly affect our cash flows from operating activities. The weather can influence the volume of products we ship in any given period. Also, the general economy, the strength of the U.S. dollar, governmental action, and various other factors beyond our control influence our volume and prices. Periodic fluctuations in our prices and volumes can result in variations in cash flows from operations. Despite these fluctuations, we have historically relied on operating activities as a steady source of cash.

We used $78.5 million of net cash flows in our operating activities for the three months ended November 30, 2004 as compared to the $87.2 million of net cash flows used by our operating activities for the three months ended November 30, 2003. Net earnings were $61.1 million higher for the three months ended November 30, 2004 as compared to 2003. Our accounts receivable and inventories increased $148.3 million during the three months ended November 30, 2004 as compared to an increase in these items of $84.8 million in 2003. Accounts receivable significantly increased in 2004 primarily due to higher selling prices and shipments, with the majority of the increases in domestic fabrication, recycling and marketing and distribution. Inventories increased primarily at CMCZ and in domestic fabrication during the three months ended November 30, 2004. The increase was primarily due to higher purchase costs and quantities. Conversely, our accrued expenses and other payables decreased by $41.0 million during the three months ended November 30, 2004 due primarily to our annual incentive compensation payments which were made in the first quarter. These payments were more in 2004 than in 2003 due to our increased profitability.

We invested $17.2 million in property, plant and equipment during the three months ended November 30, 2004 as compared to $7.1 million in 2003. We expect our capital spending for fiscal 2005 to be $130 million. We assess our capital spending each quarter and reevaluate our requirements based upon current and expected results. We had no major financing activities during the three months ended November 30, 2004. In November 2003, we issued $200 million of long-term notes due in 2013. The proceeds from this offering were used to purchase $89 million of our notes otherwise due in 2005 and to finance our subsequent purchases of CMCZ and Lofland.

At November 30, 2004, 29,441,391 common shares were issued and outstanding, with 2,823,775 held in our treasury. On November 22, 2004, we announced a two-for-one stock split in the form of a 100% stock dividend on our common stock payable January 10, 2005. We also increased our quarterly cash dividend by 6 cents per common share on the increased number of shares resulting from the stock dividend. During the twelve months following November 30, 2004, we will repay $10 million in long-term debt principal when it matures in July 2005. Our $20.4 million trade financing arrangement will be self-liquidating with cash flows from our operating activities. Although our cash flows from operating activities were negative during the three months ended November 30, 2004, we anticipate that it will improve significantly during the remainder of our fiscal 2005 as cash flows from our selling price increases for our domestic mills, domestic fabrication, and recycling segments are fully collected. In addition, at November 30, 2004, we had $86.0 million and $246.4 million capacity under our accounts receivable securitization and commercial paper programs, respectively. Therefore, we believe that we have sufficient liquidity to enable us to meet our contractual obligations of $939.7 million over the next twelve months, the majority of which are expenditures associated with normal revenue-producing activities, and to make our planned capital expenditures of $130 million.

CONTRACTUAL OBLIGATIONS -

The following table represents our contractual obligations as of November 30, 2004 (dollars in thousands):

		Payments Due By Period *
		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations:
Long-term Debt (1)	$413,159	$18,342	$75,873	$118,880	$200,064
Notes payable – CMCZ	15,058	15,058	—	—	—
Trade financing arrangement (1)/(2)	20,438	8,338	12,100	—	—
Interest (3)	151,636	25,624	47,290	33,662	45,060
Operating Leases (4)	77,071	15,307	23,523	15,452	22,789
Purchase Obligations (5)	1,023,171	857,026	118,118	35,062	12,965

Total Contractual Cash Obligations	$1,700,533	$939,695	$276,904	$203,056	$280,878

*	We have not discounted our cash obligations in this table.

(1)	Total amounts are included in the November 30, 2004 condensed consolidated balance sheet. See Note F -Credit Arrangements, to the condensed consolidated financial statements.

(2)	Payments will be due only if steel is delivered in conformance with the related supply agreements for which purchase prices are negotiated in advance of each delivery.

(3)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of November 30, 2004.

(4)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of November 30, 2004.

(5)	About 93% of these purchase obligations are for inventory items to be sold in the ordinary course of business; most of the remainder are for supplies associated with normal revenue-producing activities.

Other Commercial Commitments — We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2004, we had committed $28.6 million under these arrangements. All of the commitments expire within one year.

FORWARD-LOOKING STATEMENTS -

This Form 10-Q contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, currency valuation, production rates, insurance recoveries, inventory levels, and general market conditions. These forward-looking statements generally can be identified by phrases such as we “will”, “expect”, “anticipate”, “believe”, “should”, “likely”, “appear”, “project”, or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:

o	interest rate changes,

o	construction activity,

o	metals pricing over which we exert little influence,

o	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing,

o	court decisions,

o	industry consolidation or changes in production capacity or utilization,

o	global factors including political and military uncertainties,

o	credit availability,

o	currency fluctuations,

o	scrap, energy and freight prices,

o	disputes as to insurance coverage or the extent of lost income subject to reimbursement which could result in a lengthy delay or failure to obtain recovery under business interruption insurance,

o	decisions by governments impacting the level of net steel imports, and

o	the pace of overall economic activity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required hereunder for the Company is not materially different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004, filed with the Securities Exchange Commission, and is therefore not presented herein.

Also, see Note I – Derivatives and Risk Management, to the condensed consolidated financial statements.

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

PART II   OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004, filed November 12, 2004, with the Securities and Exchange Commission.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

COMMERCIAL METALS COMPANY
/s/ William B. Larson
January 7, 2005	William B. Larson
Vice President & Chief Financial Officer

/s/ Malinda G. Passmore
January 7, 2005	Malinda G. Passmore
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).