Form 10-Q
period 2005-02-28
COMMERCIAL METALS CO
filed 2005-04-08
CIK 22444

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005
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

As of March 31, 2005, there were 60,462,325 shares of the Company’s common stock issued and outstanding excluding 4,068,007 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PAGE NO.
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – February 28, 2005 and August 31, 2004	2-3

Condensed Consolidated Statements of Earnings – Three and six months ended February 28, 2005 and February 29, 2004	4

Condensed Consolidated Statements of Cash Flows – Six months ended February 28, 2005 and February 29, 2004	5

Condensed Consolidated Statement of Stockholders’ Equity – Six months ended February 28, 2005	6

Notes to Condensed Consolidated Financial Statements	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1 – 6	29-31

Signatures	31

Index to Exhibits	32
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
1996 Long-Term Incentive Plan
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	February 28,	August 31,
(in thousands)	2005	2004

Current assets:
Cash and cash equivalents	$89,175	$123,559
Accounts receivable (less allowance for collection losses of $16,781 and $14,626)	685,339	607,005
Inventories	771,574	645,484
Other	52,894	48,184

Total current assets	1,598,982	1,424,232

Property, plant and equipment:
Land, buildings and improvements	275,706	258,041
Equipment	835,467	810,801
Construction in process	43,362	21,688

	1,154,535	1,090,530
Less accumulated depreciation and amortization	(674,553)	(639,040)

	479,982	451,490
Goodwill	30,542	30,542
Other assets	94,850	81,782

	$2,204,356	$1,988,046

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 28,	August 31,
(in thousands except share data)	2005	2004

Current liabilities:
Accounts payable-trade	$362,484	$385,108
Accounts payable-documentary letters of credit	142,905	116,698
Accrued expenses and other payables	228,350	248,790
Income taxes payable	34,418	11,343
Short-term trade financing arrangements	5,777	9,756
Notes payable – CMCZ	10,239	530
Current maturities of long-term debt	18,643	11,252

Total current liabilities	802,816	783,477

Deferred income taxes	50,520	50,433
Other long-term liabilities	49,808	39,568
Long-term trade financing arrangement	8,800	14,233
Long-term debt	397,889	393,368

Total liabilities	1,309,833	1,281,079

Minority interests	57,822	46,340
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $5.00 per share: authorized 100,000,000 and 40,000,000 shares; issued 64,530,332 shares and 32,265,166 shares; outstanding 60,321,111 and 29,277,964 shares	322,652	161,326
Additional paid-in capital	9,387	7,932
Accumulated other comprehensive income	42,690	12,713
Unearned stock compensation	(407)	—
Retained earnings	495,971	524,126

	870,293	706,097
Less treasury stock:
4,209,221 and 2,987,202 shares at cost	(33,592)	(45,470)

Total stockholders’ equity	836,701	660,627

	$2,204,356	$1,988,046

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands, except share data)	2005	2004	2005	2004

Net sales	$1,597,313	$1,068,060	$3,126,385	$1,898,067
Costs and expenses:
Cost of goods sold	1,388,792	939,445	2,684,900	1,676,933
Selling, general and administrative expenses	113,630	87,475	223,435	154,887
Interest expense	8,517	6,895	15,818	11,989

	1,510,939	1,033,815	2,924,153	1,843,809

Earnings before income taxes and minority interests	86,374	34,245	202,232	54,258
Income taxes	31,709	11,876	70,984	19,261

Earnings before minority interests	54,665	22,369	131,248	34,997
Minority interests	(1,910)	1,214	948	1,214

Net earnings	$56,575	$21,155	$130,300	$33,783

Basic earnings per share	$0.95	$0.37	$2.20	$0.59

Diluted earnings per share	$0.91	$0.35	$2.11	$0.57

Cash dividends per share	$0.06	$0.04	$0.11	$0.08

Average basic shares outstanding	59,489,851	57,278,698	59,097,619	56,785,032

Average diluted shares outstanding	62,427,957	59,756,312	61,664,332	58,878,116

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	February 28,	February 29,
(in thousands)	2005	2004*

Cash Flows From (Used By) Operating Activities:
Net earnings	$130,300	$33,783
Adjustments to reconcile net earnings to cash used by operating activities:
Depreciation and amortization	37,846	33,993
Business interruption insurance recovery	(4,500)	—
Minority interests	948	1,214
Loss on reacquisition of debt	—	3,072
Provision for losses on receivables	3,012	3,790
Tax benefits from stock plans	8,168	2,514
Net gain on sale of assets and other	(1,000)	(116)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(82,198)	(142,728)
Accounts receivable sold	26,238	55,671
Inventories	(99,255)	(141,517)
Other assets	(5,494)	(1,501)
Accounts payable, accrued expenses, other payables and income taxes	(50,164)	42,433
Deferred income taxes	(30)	974
Other long-term liabilities	8,993	3,820

Net Cash Flows Used By Operating Activities	(27,136)	(104,598)

Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(40,141)	(14,572)
Sales of property, plant and equipment	2,598	420
Acquisitions of fabrication businesses	(2,950)	—
Acquisitions of Lofland and CMCZ, net of cash acquired	—	(99,793)

Net Cash Used By Investing Activities	(40,493)	(113,945)

Cash Flows From (Used By) Financing Activities:
Increase in documentary letters of credit	26,207	69,113
Proceeds from trade financing arrangements	—	35,307
Payments on trade financing arrangements	(11,378)	(16,406)
Short-term borrowings, net change	9,583	4,966
Proceeds from issuance of long-term debt	—	200,000
Payments on long-term debt	(423)	(91,516)
Stock issued under incentive and purchase plans	14,121	11,867
Dividends paid	(6,519)	(4,520)
Debt reacquisition and issuance costs	—	(4,989)

Net Cash From Financing Activities	31,591	203,822
Effect of Exchange Rate Changes on Cash	1,654	(1,209)

Increase (Decrease) in Cash and Cash Equivalents	(34,384)	(15,930)
Cash and Cash Equivalents at Beginning of Year	123,559	75,058

Cash and Cash Equivalents at End of Period	$89,175	$59,128

*	As restated (see Note F – Credit Arrangements)

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other	Unearned		Treasury Stock
	Number of		Paid-In	Comprehensive	Stock	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income	Compensation	Earnings	Shares	Amount	Total

Balance, September 1, 2004	32,265,166	$161,326	$7,932	$12,713	$—	$524,126	(2,987,202)	$(45,470)	$660,627
Comprehensive income:
Net earnings for six months ended February 28, 2005						130,300			130,300
Other comprehensive income:
Foreign currency translation adjustment, net of taxes of $1,455				31,383					31,383
Unrealized loss on derivatives, net of taxes of $(757)				(1,406)					(1,406)
Comprehensive income									160,277
Cash dividends						(6,519)			(6,519)
Stock issued under incentive and purchase plans			2,371				1,581,571	11,750	14,121
Restricted stock awarded			306		(434)		16,000	128	—
Amortization of restricted stock					27				27
Tax benefits from stock plans			8,168						8,168
Two-for-one stock split	32,265,166	161,326	(9,390)			(151,936)	(2,819,590)		—

Balance, February 28, 2005	64,530,332	$322,652	$9,387	$42,690	$(407)	$495,971	(4,209,221)	$(33,592)	$836,701

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – QUARTERLY FINANCIAL DATA

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2004, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and statements of earnings, cash flows and stockholders’ equity for the periods indicated. These Notes should be read in conjunction with such Form 10-K. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for a full year.

NOTE B – ACCOUNTING POLICIES

Stock-Based Compensation

The 1999 Non-Employee Director Stock Plan, as amended with stockholder approval in January 2005, provides for annual awards of equity compensation to non-employee directors. This award can either be in the form of a nonqualified stock option grant for 12,000 shares or a restricted stock award of 2,000 shares. On January 27, 2005, the Company issued an aggregate of 16,000 shares of common stock to eight non-employee directors under that plan. This restricted stock award will be expensed using the accelerated method over its two year vesting period. The related pre-tax compensation expense was $27 thousand for the three and six months ended February 28, 2005. Prior to vesting, the directors will receive any dividends on the restricted stock.

The Company accounts for stock options granted to employees and directors using the intrinsic value-based method of accounting. Under this method, the Company does not recognize compensation expense for the stock options because the exercise price is equal to the market price of the underlying stock on the date of the grant. If the Company had used the fair value-based method of accounting, net earnings and earnings per share would have been adjusted to the pro forma amounts listed in the table below. The Black-Scholes option pricing model was used to calculate the pro forma stock-based compensation costs. For purposes of the pro forma disclosures, the assumed compensation expense is amortized over the options’ vesting periods.

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands, except share data)	2005	2004	2005	2004

Net earnings, as reported	$56,575	$21,155	$130,300	$33,783
Stock-based compensation expense	18	—	18	—
Pro forma stock-based compensation cost	(602)	(296)	(1,256)	(635)

Pro forma net earnings	$55,991	$20,859	$129,062	$33,148

Net earnings per share, as reported:
Basic	$0.95	$0.37	$2.20	$0.59
Diluted	$0.91	$0.35	$2.11	$0.57
Pro forma net earnings per share:
Basic	$0.94	$0.36	$2.18	$0.58
Diluted	$0.90	$0.35	$2.09	$0.56

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment, requiring that the compensation cost relating to stock options and other share-based compensation transactions be recognized at fair value in financial statements. Statement No. 123(R) is effective for the Company for its quarter ending November 30, 2005. Historically, the pro forma stock-based compensation expense has not had a material effect on the Company’s pro forma net earnings or net earnings per share. Management is still evaluating the impact of the adoption of Statement No. 123(R) on the Company’s results of operations and financial position.

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

Intangible Assets

The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $14.0 million and $14.1 million at February 28, 2005 and August 31, 2004, respectively. There were no changes in either the components or the lives of intangible assets during the three or six months ended February 28, 2005. Aggregate amortization expense for the three months ended February 28, 2005 and February 29, 2004 was $409 thousand and $496 thousand, respectively. Aggregate amortization expense for the six months ended February 28, 2005 and February 29, 2004 was $1.1 million and $846 thousand, respectively.

Reclassifications

Certain immaterial reclassifications have been made to the prior period financial statements to conform to the classifications used in the current period.

NOTE C – ACQUISITIONS

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

$5,231

On December 3, 2003, the Company’s Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), of Zawiercie, Poland, for 200 million Polish Zlotys (PLN) ($51.9 million) cash on the acquisition date. In connection with the acquisition, the Company also assumed debt of 176 million PLN ($45.7 million) and acquired $3.8 million in cash. CMCZ operates a steel minimill which manufactures rebar, wire rod and merchant bar products.

On December 23, 2003, the Company acquired 100% of the stock of Lofland Acquisition, Inc. (Lofland) for $48.8 million cash, $9 million of which was placed in escrow which could be used to resolve any claims that the Company might have against the sellers for eighteen months post-acquisition. At February 28, 2005, $7 million remained in escrow. Lofland was the sole stockholder of the Lofland Company and subsidiaries which operate steel reinforcing bar fabrication and construction-related product sales facilities.

The following pro forma financial information for the six months ended February 29, 2004, reflects the consolidated results of operations of the Company as if the acquisitions of CMCZ and Lofland had taken place on September 1, 2003 (in thousands, except share data):

Net sales	$2,014,730
Net earnings	$34,607
Diluted net earnings per share	$0.59

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

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D – SALES OF ACCOUNTS RECEIVABLE

The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (CMCR). CMCR is structured to be a bankruptcy-remote entity. CMCR, in turn, sells undivided percentage ownership interests in the pool of receivables to affiliates of two third-party financial institutions. CMCR may sell undivided interests of up to $130 million, depending on the Company’s level of financing needs.

At February 28, 2005 and August 31, 2004, accounts receivable of $252 million and $236 million, respectively, had been sold to CMCR. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 76% and 83% at February 28, 2005 and August 31, 2004, respectively. At February 28, 2005 and August 31, 2004, the financial institution buyers owned $60 million and $40 million, respectively, in undivided interests in CMCR’s accounts receivable pool, which were reflected as a reduction in accounts receivable on the Company’s condensed consolidated balance sheets. The average monthly amounts of undivided interests owned by the financial institution buyers were $37.3 million and $13.3 million for the six months ended February 28, 2005 and February 29, 2004, respectively.

In addition to the securitization program described above, the Company’s international subsidiaries periodically sell accounts receivable without recourse. Uncollected accounts receivable that had been sold under these arrangements and removed from the condensed consolidated balance sheets were $65.0 million and $58.7 million at February 28, 2005 and August 31, 2004, respectively. The average monthly amounts of outstanding international accounts receivable sold were $60.9 million and $21.0 million for the six months ended February 28, 2005 and February 29, 2004, respectively.

Discounts (losses) on domestic and international sales of accounts receivable were $1.0 million and $332 thousand for the three months ended February 28, 2005 and February 29, 2004, respectively. For the six months ended February 28, 2005 and February 29, 2004 these discounts were $1.8 million and $448 thousand, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.

NOTE E – INVENTORIES

Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $130.4 million and $92.2 million at February 28, 2005 and August 31, 2004, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company’s inventories are in finished goods, with minimal work in process. Approximately $106.8 million and $58.1 million were in raw materials at February 28, 2005 and August 31, 2004, respectively.

For the three and six months ended February 28, 2005, the Company refined its method of estimating its interim LIFO reserve by using quantities and costs at quarter end. The resulting LIFO expense was recorded in its entirety during the three and six months ended February 28, 2005. At February 29, 2004, the Company had estimated both inventory quantities and costs that were expected at the end of fiscal year 2004 for these LIFO calculations, and recorded the expense for the three and six months ended February 29, 2004 on a pro-rata basis.

NOTE F – CREDIT ARRANGEMENTS

At February 28, 2005 and August 31, 2004, no borrowings were outstanding under the Company’s commercial paper program or the related revolving credit agreement. The Company was in compliance with all covenants at February 28, 2005.

The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at bankers’ acceptance rates or on a cost of funds basis. Amounts outstanding on these facilities relate to accounts payable settled under documentary letters of credit.

In October 2003, one of the Company’s international subsidiaries (the Subsidiary) entered into a financing arrangement with an independent third party lender for the sole purpose of advancing funds for steel purchases to a key supplier of which the Company owns an 11% interest (the Supplier). The 30 million Euro financing agreement

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

is secured by a market-based supply agreement between the Subsidiary and the Supplier. The lender is to be repaid after the product is delivered in conformance with the supply agreement, and the Subsidiary is not liable for repayment of the principal and/or interest unless and until it has received conforming deliveries of the products from the Supplier. At February 28, 2005 and August 31, 2004, liabilities to the lender of $14.6 million (11.1 million Euro) and $24.0 million (19.7 million Euro), respectively, were recorded as short- and long-term trade financing arrangements and the advances to the Supplier were recorded as current and other assets on the condensed consolidated balance sheets. In October 2004, the Company determined that this trade financing arrangement had been incorrectly accounted for off-balance sheet in its fiscal 2004 interim financial statements. Although this commercial transaction has limited recourse, it should have been accounted for as a financial liability with the corresponding advance to the supplier included in other assets. The fiscal year 2004 interim condensed consolidated statements of earnings were not affected. The Company’s condensed consolidated statement of cash flows for the six months ended February 29, 2004 has been restated as follows (in thousands):

	As
	Previously	As
	Reported	Restated
Net Cash Flows Used By Operating Activities	$(80,739)	$(104,598)

Net Cash From Financing Activities	179,963	203,822

The total amounts of purchases from the Supplier (including those under this trade financing arrangement) were $118.9 million and $51.7 million for the six months ended February 28, 2005 and February 29, 2004, respectively.

Long-term debt was as follows:

	February 28,		August 31,
(in thousands)	2005		2004

7.20% notes due 2005	$10,074	*	$10,246
6.80% notes due 2007	50,000		50,000
6.75% notes due 2009	100,000		100,000
5.625% notes due 2013	200,000		200,000
CMCZ term note	50,847		41,096
Other	5,611		3,278

	416,532		404,620
Less current maturities	18,643		11,252

	$397,889		$393,368

*	Interest rate swaps in effect resulted in an estimated LIBOR-based floating annualized rate of 5.77% at February 28, 2005.

During the six months ended February 29, 2004, the Company repurchased $90 million of its 7.20% notes due in 2005. The Company recorded a pre-tax charge of $3.1 million relating to these repurchases, which was included in selling, general and administrative expenses for the three and six months ended February 29, 2004. Also, in November 2003, the Company issued $200 million of its 5.625% notes due in November 2013.

In March 2004, CMCZ borrowed 150 million PLN ($38.4 million) under a five-year term note to refinance a portion of its notes payable. Interest is accrued at the Warsaw Interbank Offered Rate (WIBOR) plus 1.25% and was fixed at 7.31% for six months ended December 26, 2004, and 7.86% for the six months ending March 29, 2005. The term note has scheduled semi-annual payments beginning in September 2005 and is collateralized by CMCZ’s fixed assets. In March 2004, CMCZ also entered into a revolving credit facility with maximum borrowings of 60 million PLN ($20.3 million) bearing interest at WIBOR plus 0.8% and collateralized by CMCZ’s accounts receivable. On December 9, 2004, the facility was increased to 120 million PLN ($40.7 million), and on March 2, 2005, it was extended for one year. At February 28, 2005, this facility had $10.2 million outstanding, and the interest rate, which resets daily, was approximately 7.22%. The term note and the revolving credit facility contain certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at February 28, 2005. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE G – INCOME TAXES

Reconciliations of the United States statutory rates to the Company’s effective tax rates were as follows:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	2.6	2.4	2.1	2.3
Extraterritorial Income Exclusion (ETI)	(0.3)	(0.9)	(0.4)	(1.0)
Foreign rate differential	(1.2)	(2.6)	(2.2)	(1.7)
Other	0.6	0.8	0.6	0.9

Effective rate	36.7%	34.7%	35.1%	35.5%

The American Jobs Creation Act of 2004 (AJCA) which was signed into law on October 22, 2004, provides significant changes in the U.S. tax law including an 85% dividend deduction incentive to repatriate undistributed foreign subsidiaries’ earnings. The Company has the option to apply this provision to qualified repatriated earnings during its fiscal years ending August 31, 2005 or 2006. The AJCA also includes provisions for the phase-out of the ETI, replacing it with a phased-in special domestic manufacturing deduction beginning in the fiscal year ending August 31, 2006. The Company is analyzing the potential impact of the AJCA, including assessing business requirements, economic costs and foreign statutory requirements associated with repatriation of foreign earnings. However, due to the preliminary stage of this assessment and lack of specific regulatory guidance, it is not feasible at this time to determine the amount (if any) of foreign earnings that may be repatriated or the potential impact that the AJCA may have on the Company’s effective tax rate. The Company will complete its assessment within a reasonable timeframe after additional regulatory guidance and information is published.

NOTE H – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

On November 22, 2004, the Company declared a two-for-one stock split in the form of a 100% stock dividend on the Company’s common stock payable January 10, 2005 to shareholders of record on December 13, 2004. This resulted at the record date in the issuance of 32,265,166 additional shares of common stock and a transfer of $9.4 million from additional paid in capital and $151.9 million from retained earnings. All per share and weighted average share amounts in the accompanying condensed consolidated financial statements have been restated to reflect this stock split. The Company also instituted a quarterly cash dividend of six cents per share on the increased number of shares resulting from the stock dividend effective with the January 31, 2005 dividend payment.

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three or six months ended February 28, 2005 or February 29, 2004. The reconciliation of the denominators of the earnings per share calculations are as follows:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Shares outstanding for basic earnings per share	59,489,851	57,278,698	59,097,619	56,785,032
Effect of dilutive securities-stock options/ purchase plans/restricted stock	2,938,106	2,477,614	2,566,713	2,093,084

Shares outstanding for diluted earnings per share	62,427,957	59,756,312	61,664,332	58,878,116

All stock options with total share commitments of 5,504,039 at February 28, 2005, were dilutive based on the average share price for the quarter then ended of $27.91. Stock options with total share commitments of 70,494 at February 29, 2004 were anti-dilutive based on the average share price for the quarter then ended of $14.285. All stock options expire by 2012.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At February 28, 2005, the Company had authorization to purchase 1,944,610 of its common shares. None were purchased during the quarter ended February 28, 2005.

NOTE I – DERIVATIVES AND RISK MANAGEMENT

The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in an immaterial amount of ineffectiveness in the statements of earnings for the three or six months ended February, 28, 2005 and February 29, 2004. Certain of the foreign currency and all of the commodity and freight contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following chart shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29
	2005	2004	2005	2004
(in thousands)	Earnings (Expense)		Earnings (Expense)

Net sales (foreign currency instruments)	$965	$(859)	$(1,262)	$(1,574)
Cost of goods sold (commodity and freight instruments)	555	2,160	(1,078)	1,271

The Company’s derivative instruments were recorded as follows on the condensed consolidated balance sheets:

	February 28,	August 31,
(in thousands)	2005	2004

Derivative assets (other current assets)	$4,893	$2,909
Derivative liabilities (other payables)	7,238	1,700

The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the six months ended February 28, 2005 (in thousands):

Change in market value (net of taxes)	$(1,360)
Gain (losses) reclassified into net earnings, net	(46)

Other comprehensive loss — unrealized loss on derivatives	$(1,406)

During the twelve months following February 28, 2005, $1.3 million in losses are anticipated to be reclassified into net earnings as the related capital expenditure is completed, and an additional $112 thousand in gains will be classified as interest expense related to the interest rate swap.

All of the instruments are highly liquid, and none are entered into for trading purposes.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J – CONTINGENCIES

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

In May and June 2004, the Company’s primary and secondary transformers at its SMI Texas melt shop failed. On February 4, 2005, the Company submitted a claim with its property damage and business interruption insurance carrier in the amount of $20.2 million subject to future adjustment including a deductible. The Company recorded $4.5 million (in net sales) for the three months ended February 28, 2005 representing the minimum amount committed to-date by the insurance carrier to compensate the Company for property damage and the interruption of business operations, including lost profits and additional expenditures incurred. Management is unable to estimate the total amount that will ultimately be recovered from insurance for these failures.

On August 18, 2003, the Company’s new electric arc furnace transformer failed at its SMI South Carolina melt shop after only six days in operation. After the failure of the new transformer, the Company’s former transformer was reinstalled. On November 16, 2004, the Company filed a claim with its business interruption insurance carrier in the amount of $18.1 million subject to future adjustment including a deductible. The Company recorded an advance from the insurance carrier of $4.0 million (in net sales) during the three months ended November 30, 2004 representing the minimum amount expected to be required to compensate it for the interruption of business operations, including lost profits and additional expenditures incurred. Management is unable to estimate the total additional amount that will ultimately be received under the policy.

In January 2005, one of the Company’s international subsidiaries (the Subsidiary) entered into a guarantee agreement with a bank in connection with a $30 million advance by an affiliate of the bank to one of the Subsidiary’s suppliers (the Supplier). The Subsidiary has entered into an offtake agreement with the Supplier with a total purchase commitment of $45 million. The Subsidiary’s maximum exposure under the guarantee is $3 million (except in an event of default by the Subsidiary under the offtake agreement). The Company has recorded a liability of $18 thousand at February 28, 2005, representing its estimate of the fair value of the guarantee.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE K – BUSINESS SEGMENTS

The following is a summary of certain financial information by reportable segment:

	Three Months Ended February 28, 2005
					Marketing	Corporate
	Domestic		Domestic		and	and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Eliminations	Consolidated

Net sales–unaffiliated customers	$222,701	$105,082	$330,744	$200,776	$734,674	$3,336	$1,597,313
Intersegment sales	61,134	2,562	142	23,734	14,330	(101,902)	—

Net sales	283,835	107,644	330,886	224,510	749,004	(98,566)	1,597,313

Adjusted operating profit (loss)	36,042	(4,542)	24,578	20,073	23,215	(3,465)	95,901

	Three Months Ended February 29, 2004
					Marketing	Corporate
	Domestic		Domestic		and	and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Eliminations	Consolidated

Net sales–unaffiliated customers	$190,687	$88,867	$216,998	$175,206	$396,212	$90	$1,068,060
Intersegment sales	60,276	25,624	2,972	14,669	6,905	(110,446)	—

Net sales	250,963	114,491	219,970	189,875	403,117	(110,356)	1,068,060

Adjusted operating profit (loss)	15,985	6,221	(1,224)	17,702	8,825	(6,037)	41,472

	Six Months Ended February 28, 2005
					Marketing	Corporate
	Domestic		Domestic		and	and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Eliminations	Consolidated

Net sales–unaffiliated customers	$462,534	$225,236	$657,202	$405,138	$1,372,907	$3,368	$3,126,385
Intersegment sales	137,063	5,522	324	39,842	56,692	(239,443)	—

Net sales	599,597	230,758	657,526	444,980	1,429,599	(236,075)	3,126,385

Adjusted operating profit (loss)	86,726	7,773	49,169	39,848	46,584	(10,268)	219,832

Goodwill – February 28, 2005	306	—	27,006	3,230	—	—	30,542

Total assets – February 28, 2005	443,422	311,587	548,222	142,721	674,060	84,344	2,204,356

	Six Months Ended February 29, 2004
					Marketing	Corporate
	Domestic		Domestic		and	and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Eliminations	Consolidated

Net sales–unaffiliated customers	$356,053	$88,867	$429,438	$295,690	$727,901	$118	$1,898,067
Intersegment sales	107,437	25,624	4,160	26,077	15,597	(178,895)	—

Net sales	463,490	114,491	433,598	321,767	743,498	(178,777)	1,898,067

Adjusted operating profit (loss)	30,594	6,221	4,492	23,436	15,092	(13,140)	66,695

Goodwill – February 29, 2004	306	—	28,445	2,930	—	—	31,681

Total assets – February 29, 2004	417,855	182,249	421,837	140,418	485,365	58,682	1,706,406

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2005	2004	2005	2004

Net earnings	$56,575	$21,155	$130,300	$33,783
Minority interests	(1,910)	1,214	948	1,214
Income taxes	31,709	11,876	70,984	19,261
Interest expense	8,517	6,895	15,818	11,989
Discounts on sales of accounts receivable	1,010	332	1,782	448

Adjusted operating profit	$95,901	$41,472	$219,832	$66,695

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2005	2004	2005	2004

Major product information:
Steel products	$1,036,055	$635,142	$2,061,010	$1,136,760
Ferrous scrap	88,057	81,357	186,450	131,018
Nonferrous scrap	109,830	94,542	214,513	164,989
Industrial materials	208,048	137,070	348,761	234,105
Other products	155,323	119,949	315,651	231,195

Net sales	$1,597,313	$1,068,060	$3,126,385	$1,898,067

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2005	2004	2005	2004

Geographic area:
United States	$816,871	$658,171	$1,743,423	$1,234,147
Europe	413,226	167,505	706,257	225,538
Asia	221,456	152,183	402,974	248,459
Australia/New Zealand	87,222	71,231	177,553	145,251
Other	58,538	18,970	96,178	44,672

Net sales	$1,597,313	$1,068,060	$3,126,385	$1,898,067

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with our Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2004.

CRITICAL ACCOUNTING POLICIES

See Note E – Inventories, to the condensed consolidated financial statements. Prior to this fiscal year ending August 31, 2005, each quarter we estimated the quantities and costs for the year in calculating the annual effect of valuing our inventories under the last-in, first-out (LIFO) method. The resulting estimate was pro-rated across the current and remaining quarters of the fiscal year. For greater accuracy, we have changed our method of estimating quarterly expense and now estimate the LIFO effect using quantities and costs as of each quarter end. The resulting effect is recorded in its entirety each quarter. Except as discussed above, our critical accounting policies are not different from the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K filed with the SEC for the year ended August 31, 2004 and are, therefore, not presented herein.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2005	2004	2005	2004

Net sales	$1,597.3	$1,068.1	$3,126.4	$1,898.1
Net earnings	56.6	21.2	130.3	33.8
EBITDA	115.5	58.8	254.9	99.0

In the table above, we have included a financial statement measure that was not derived in accordance with GAAP. We use EBITDA (earnings before interest expense, income taxes, depreciation and amortization) as a non-GAAP performance measure. In calculating EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization. EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use EBITDA as one guideline to assess our unleveraged performance return on our investments. EBITDA is also the target benchmark for our long-term cash incentive performance plan for management. Reconciliations to net earnings are provided below:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2005	2004	2005	2004

Net earnings	$56.6	$21.2	$130.3	$33.8
Interest expense	8.5	6.9	15.8	12.0
Income taxes	31.7	11.9	71.0	19.3
Depreciation and amortization	18.7	18.8	37.8	33.9

EBITDA	$115.5	$58.8	$254.9	$99.0

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

Overview Our EBITDA increased by 96% to $115.5 million and by 157% to $254.9 million for the three and six months ended February 28, 2005, respectively, as compared to 2004. The following financial events were significant during our second quarter ended February 28, 2005:

•	Increases in our selling prices and margins resulted in significantly higher adjusted operating profits in all of our segments, except for our minimill in Poland (CMCZ).

•	Our domestic steel mills reported record net earnings due to much higher selling prices, which more than offset increased input costs and a decline in finished goods shipments.

•	Production and shipments at CMCZ decreased as compared to 2004 due largely to the relatively strong Polish zloty which limited its exports and a more severe winter in Poland.

•	Adjusted operating profit in our domestic fabrication segment increased significantly due to higher selling prices and increased shipments.

•	On the continued strength in ferrous and nonferrous scrap prices, our recycling segment recorded its best second quarter ever.

•	Adjusted operating profit in our marketing and distribution segment more than doubled due to robust demand across multiple product lines and geographic areas.

•	We recorded $4.5 million pre-tax related to a business interruption insurance claim at our SMI Texas mill.

We continued to benefit in our second quarter ended February 28, 2005 from favorable pricing for most of our businesses. Our long-enacted strategy of vertical integration and diversification enabled us to take advantage of these market conditions. While our markets generally remained strong during the quarter, there was some seasonal weakening and end-user inventory adjustments in the U.S. and Europe which created some downward pressure on the high global prices for steel, nonferrous metals and industrial raw materials, as well as some slowing of shipments at the mill level. On the other hand, input and freight costs remained high, and the U.S. dollar continued to be relatively weak, factors which helped us to sustain our elevated U.S. dollar denominated selling prices.

SEGMENT OPERATING DATA

See Note K – Business Segments, to the condensed consolidated financial statements.

We use adjusted operating profit (loss), to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes, minority interests and financing costs. Adjusted operating profit is equal to earnings before income taxes for our domestic mills and domestic fabrication segments because these segments require minimal outside financing. The following tables show our net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2005	2004	2005	2004

NET SALES:

Domestic mills	$283,835	$250,963	$599,597	$463,490
CMCZ*	107,644	114,491	230,758	114,491
Domestic fabrication**	330,886	219,970	657,526	433,598
Recycling	224,510	189,875	444,980	321,767
Marketing and distribution	749,004	403,117	1,429,599	743,498
Corporate and eliminations	(98,566)	(110,356)	(236,075)	(178,777)

	$1,597,313	$1,068,060	$3,126,385	$1,898,067

*	Acquired December 3, 2003

**	Acquired Lofland December 23, 2003

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2005	2004	2005	2004

ADJUSTED OPERATING PROFIT (LOSS):

Domestic mills	$36,042	$15,985	$86,726	$30,594
CMCZ*	(4,542)	6,221	7,773	6,221
Domestic fabrication**	24,578	(1,224)	49,169	4,492
Recycling	20,073	17,702	39,848	23,436
Marketing and distribution	23,215	8,825	46,584	15,092
Corporate and eliminations	(3,465)	(6,037)	(10,268)	(13,140)

*	Acquired December 3, 2003

**	Acquired Lofland December 23, 2003

Domestic Mills We include our four domestic steel and our copper tube minimills in our domestic mills segment. Our domestic mills segment’s adjusted operating profit for the three months ended February 28, 2005 increased by $20.1 million (125%) as compared to 2004 on $32.9 million (13%) more net sales. For the six months ended February 28, 2005, adjusted operating profit increased by $56.1 million (183%) on $136.1 million (29%) more net sales as compared to 2004. Net sales and adjusted operating profit were higher due primarily to higher selling prices which resulted in increased metal margins (our average selling price less our average cost of scrap used in production).

Selling prices for our domestic steel minimills increased significantly for the three and six months ended February 28, 2005 as compared to 2004 due to stronger global demand for steel. Our higher selling prices were only partially offset by increases in steel scrap purchase and other input costs. Therefore, our overall metal margins increased for the three and six months ended February 28, 2005. Average scrap purchase costs were higher than last year due primarily to increased world demand for ferrous scrap.

The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended				Six Months Ended
	Feb. 28,	Feb. 29,	Increase		Feb. 28,	Feb. 29,	Increase
	2005	2004	$	%	2005	2004	$	%

Average mill selling price (finished goods)	$490	$345	$145	42%	$494	$330	$164	50%
Average mill selling price (total sales)	474	339	135	40%	479	324	155	48%
Average ferrous scrap purchase price	181	147	34	23%	185	132	53	40%
Average metal margin	264	191	73	38%	267	188	79	42%

Overall, the mills’ production levels (tons melted and rolled) for the three and six months ended February 28, 2005 decreased as compared to 2004 as we brought our mills down for maintenance and to control our inventory levels. Shipments decreased for the three and six months ended February 28, 2005 as compared to 2004 due to reduced orders from customers with high inventories. The table below reflects our domestic steel minimills’ operating statistics (tons in thousands):

	Three Months Ended				Six Months Ended
	Feb. 28,	Feb. 29,	(Decrease)		Feb. 28,	Feb. 29,	(Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%

Tons melted	535	567	(32)	(6%)	1,084	1,128	(44)	(4%)
Tons rolled	472	540	(68)	(13%)	1,019	1,081	(62)	(6%)
Tons shipped	506	609	(103)	(17%)	1,051	1,175	(124)	(11%)

All of our domestic steel minimills, except SMI Arkansas, were more profitable for the three and six months ended February 28, 2005, as compared to 2004 because the increases in selling prices more than offset higher scrap purchase costs and the impact of lower shipments. During the three months ended February 28, 2005, SMI Arkansas incurred $1.2 million LIFO expense as compared to $388 thousand LIFO income in 2004. Adjusted operating profits for our domestic steel minimills were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	Feb. 28,	Feb. 29,	Increase (Decrease)		Feb. 28,	Feb. 29,	Increase (Decrease)
	2005	2004	$	%	2005	2004	$	%

SMI Texas	$19,717	$5,880	$13,837	235%	$35,758	$11,443	$24,315	212%
SMI South Carolina	5,641	918	4,723	514%	21,595	2,620	18,975	724%
SMI Alabama	6,735	3,221	3,514	109%	18,485	6,152	12,333	200%
SMI Arkansas	350	1,400	(1,050)	(75)%	3,200	2,344	856	37%

During the three months ended February 28, 2005, SMI Texas recorded $4.5 million for a business interruption insurance recovery (see Note J – Contingencies, to the condensed consolidated financial statements). LIFO expense for our domestic steel mills was minimal during the three months ended February 28, 2005 as compared to $2.8 million in 2004. Our total utility costs were about the same in 2005 as compared to 2004. Usage was generally lower, but rates (especially natural gas) were higher. Our ferroalloys costs increased $4.6 million in 2005 as compared to 2004. Our costs for graphite electrodes decreased slightly for the three months ended February 28, 2005 as compared to 2004.

During the six months ended February 28, 2005, SMI South Carolina recorded $4.0 million from a business interruption insurance recovery (see Note J – Contingencies, to the condensed consolidated financial statements). Overall, our domestic steel mills recorded $26.0 million LIFO expense in 2005 as compared to $3.1 million in 2004. Utility expenses increased by $1.1 million in 2005 as compared to 2004. Electricity decreased by $232 thousand due to a utility credit at SMI Texas and lower usage at SMI Texas and SMI South Carolina. Electric rates were consistent in 2005 as compared to 2004. Natural gas costs increased by $1.3 million due to significantly higher rates in 2005 as compared to 2004, although year-to-date natural gas usage decreased 6%. Costs for ferroalloys increased by $11.7 million for the six months ended February 28, 2005 as compared to 2004, due largely to higher demand from U.S. mills, the impact of the weaker U.S. dollar and higher ocean freight costs on these imported items.

The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended				Six Months Ended
	Feb. 28,	Feb. 29,	Increase (Decrease)		Feb. 28,	Feb. 29,	Increase (Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%

Pounds shipped (in millions)	16.0	15.9	0.1	1%	32.1	32.5	(0.4)	(1%)
Pounds produced (in millions)	16.4	16.4	—	—	32.3	32.4	(0.1)	—
Average selling price	$1.89	$1.59	$0.30	19%	$1.86	$1.47	$0.39	27%
Average copper scrap purchase price	$1.34	$1.00	$0.34	34%	$1.31	$0.92	$0.39	42%
Average metal margin	$0.55	$0.59	$(0.04)	(7%)	$0.55	$0.55	—	—

Our copper tube minimill’s adjusted operating profit was $967 thousand for the three months ended February 28, 2005, as compared to $1.7 million in 2004. Demand from our commercial and residential end users was relatively steady. However, our average copper scrap purchase cost increased more than our average selling price resulting in decreased metal margins in 2005. Our shipments and production for the three months ended February 28, 2005 were approximately equal to 2004.

For the six months ended February 28, 2005, our copper tube minimill’s adjusted operating profit decreased $757 thousand (19%) to $3.2 million due to lower shipments. Our copper tube mill recorded $1.0 million and $2.0 million LIFO expense for the three and six months ended February 28, 2005 as compared to $2.2 million and $2.4 million in 2004, respectively.

CMCZ On December 3, 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), a steel minimill in Zawiercie, Poland.

The following table reflects CMCZ’s operating statistics and average prices per short ton:

	Three Months Ended							Six Months Ended
	Feb. 28,		Feb. 29,		Increase (Decrease)			Feb. 28,
	2005		2004		Amount		%	2005
Tons melted (thousands)	203		375		(172)		(46%)	531
Ton rolled (thousands)	206		271		(65)		(24%)	408
Tons shipped (thousands)	208		390		(182)		(47%)	460
Average mill selling price (total sales)	1,523	PLN	1,083	PLN	440	PLN	41%	1,602	PLN
Average ferrous scrap purchase price	641	PLN	639	PLN	2	PLN	—	753	PLN
Average metal margin	619	PLN	462	PLN	157	PLN	34%	658	PLN
Average mill selling price(total sales)	$494		$286		$208		73%	$481
Average ferrous scrap purchase price	$207		$152		$55		36%	$227
Average metal margin	$201		$121		$80		66%	$197

CMCZ recorded net sales of $107.6 million for the three months ended February 28, 2005 as compared to $114.5 million in 2004. Net sales were $230.8 million for the six months ended February 28, 2005. The change in foreign currency exchange rates increased net sales by $19.8 million for the three months ended February 28, 2005 as compared to 2004. However, overall net sales for the three months ended February 28, 2005 decreased by $6.9 million (6%) as compared to 2004. CMCZ reported an adjusted operating loss of $4.5 million for the three months ended February 28, 2005 as compared to an adjusted operating profit of $6.2 million in 2004. For the six months ended February 28, 2005, CMCZ reported an adjusted operating profit of $7.8 million. Production and shipments decreased significantly in 2005 as compared to 2004. A more severe winter slowed construction in Poland, resulting in lower sales. Our ability to export CMCZ’s products from Poland to other key international markets was limited due to the strong Polish Zloty, especially relative to the Euro and U.S. dollar. Also, construction activity was weak in Germany, a key market for the mill’s products. During the three months ended February 28, 2005, we recorded a $3.1 million charge to writedown CMCZ’s finished goods inventory to its net realizable value due to lower selling prices. Also, the change in foreign currency exchange rates increased our adjusted operating loss by $1.8 million for the three months ended February 28, 2005 as compared to 2004. In January 2005, electricity and natural gas prices increased by approximately 5%, although the effect of these increases was more than offset by lower production volumes.

Domestic Fabrication Our domestic fabrication plants’ shipments and average selling prices per ton were as follows:

	Three Months Ended				Six Months Ended
	Feb. 28,	Feb. 29,	Increase		Feb. 28,	Feb. 29,	Increase
	2005	2004	Amount	%	2005	2004	Amount	%

Tons shipped (in thousands)	307	286	21	7%	648	566	82	14%
Average selling price	$849	$584	$265	45%	$835	$570	$265	46%

Our domestic fabrication businesses reported an adjusted operating profit of $24.6 million for the three months ended February 28, 2005 as compared to an adjusted operating loss of $1.2 million in 2004. Net sales were $330.9 million in 2005, an increase of $110.9 million (50%) as compared to 2004. Our adjusted operating profit increased in 2005 as compared to 2004 due primarily to significantly higher average selling prices in all of our product areas (rebar fabrication, construction-related products, steel fence posts, steel joists, cellular beams, structural steel and heat treating). Market conditions were favorable, enabling us to obtain the higher selling prices and increase overall shipments to meet demand. Construction activity was mixed and varied by geographic area. Public and institutional construction continued at a solid level, and various sectors of commercial construction showed improvement. Our domestic fabrication businesses were adversely affected by higher steel input costs during the three months ended February 28, 2005. However, these cost increases were more than offset by the increased selling prices. Therefore, all product areas were more profitable. Also, we recorded $4.6 million of LIFO expense in our domestic fabrication segment for the three months ended February 28, 2005 as compared to $2.6 million LIFO expense in 2004.

Our domestic fabrication segment’s adjusted operating profit increased to $49.2 million during the six months ended February 28, 2005 as compared to $4.5 million in 2004. Our net sales increased by $223.9 million (52%) in 2005 as compared to 2004. These increases in net sales and profitability were due to higher average selling prices and more tons shipped in 2005 as compared to 2004. On December 23, 2003, we acquired 100% of the stock of the Lofland Company (Lofland). This acquisition accounted for $38.1 million and $1.6 million of the increases in net sales and adjusted operating profit, respectively, for 2005 as compared to 2004, and also accounted for 56 thousand tons of the increase in tons shipped during the same period. These factors more than offset higher steel input costs. Our LIFO expense was $9.2 million for the six months ended February 28, 2005 as compared to $2.9 million in 2004.

Recycling Our recycling segment reported adjusted operating profits of $20.1 million and $39.8 million, respectively, for the three and six months ended February 28, 2005 as compared to adjusted operating profits of $17.7 million and $23.4 million in 2004. Net sales for the three months and six months ended February 28, 2005 were 18% and 38% higher, respectively, at $224.5 million and $445.0 million, as compared to 2004. Gross margins increased by 8% and 37% for the three and six months ended February 28, 2005, respectively, as compared to 2004. Our ferrous selling prices increased in 2005 as compared to 2004 because of strong domestic and export markets. During the three months ended February 28, 2005, our ferrous scrap shipments decreased as compared to 2004 due to reduced demand from our well-stocked U.S. customers. The ferrous scrap market was still strong, but remained volatile. Our ferrous scrap selling prices decreased in our second quarter ended February 28, 2005 as compared to the first quarter because of lower exports and U.S. demand. During the three and six months ended February 28, 2005, our nonferrous selling prices and shipments increased due to higher demand for aluminum, copper and stainless steel scrap.

The following table reflects our recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended				Six Months Ended
	Feb. 28,	Feb. 29,	Increase (Decrease)		Feb. 28,	Feb. 29,	Increase (Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%

Ferrous sales price	$197	$171	$26	15%	$209	$149	$60	40%
Nonferrous sales price	$1,609	$1,371	$238	17%	$1,561	$1,264	$297	23%
Ferrous tons shipped	463	493	(30)	(6%)	933	923	10	1%
Nonferrous tons shipped	72	63	9	14%	139	118	21	18%
Total volume processed and shipped*	822	838	(16)	(2%)	1,650	1,572	78	5%

*	Includes our processing plants affiliated with our domestic steel mills.

Our LIFO provision was $1.0 million income and $1.2 million expense, respectively, for the three and six months ended February 28, 2005 as compared to $2.0 million expense and $2.4 million expense in 2004.

Marketing and Distribution Our marketing and distribution segment’s net sales increased by $345.9 million (86%) and $686.1 million (92%), respectively, for the three and six months ended February 28, 2005 as compared to 2004. Foreign currency exchange rate fluctuations caused $15.2 million and $33.8 million of these increases. Our adjusted operating profits for the three and six months ended February 28, 2005 were all-time records of $23.2 million and $46.6 million, respectively, as compared to $8.8 million and $15.1 million in 2004. The increases in our net sales and adjusted operating profits were due primarily to higher shipments and selling prices in 2005 as compared to 2004. Shipments and margins increased significantly in 2005 as compared to 2004 for steel, aluminum, copper, and stainless steel semi-finished products. Our 2005 sales, shipments and profits for industrial materials and products including minerals, ores, refractories, ferroalloys and various metals and alloys were at record levels because of globally strong demand from the metals industry. Our value-added downstream and processing businesses were also more profitable in 2005 as compared to 2004. Sales to and within the United States, Asia (including China), Australia and Europe increased in 2005 as compared to 2004. Our LIFO provision was $519 thousand and $238 thousand income, respectively, for the three and six months ended February 28, 2005 as compared to $17 thousand and $34 thousand expense in 2004. Foreign currency exchange rate fluctuations reduced our adjusted operating profits by $538 thousand and $452 thousand for the three and six months ended February 28, 2005, respectively.

Corporate and Eliminations Discretionary items, such as bonuses and profit sharing, increased commensurate with our increased profitability for the three and six months ended February 28, 2005 as compared to 2004. During the six months ended February 29, 2004, we incurred a $3.1 million charge from the repurchase of $90 million of our notes otherwise due in 2005.

CONSOLIDATED DATA

On a consolidated basis, the LIFO method of inventory valuation decreased our net earnings by $2.6 million and $6.2 million (4 cents and 10 cents per diluted share) for the three months ended February 28, 2005 and February 29, 2004, respectively. For the six months ended February 28, 2005, our after-tax LIFO expense was $24.8 million (40 cents per diluted share) as compared to $7.0 million (12 cents per diluted share) in 2004.

Our overall selling, general and administrative expenses increased by $26.2 million (30%) and $68.5 million (44%), respectively, for the three and six months ended February 28, 2005 as compared to 2004. Most of the increases in selling, general and administrative expenses were for discretionary bonuses and profit sharing accruals due to much higher earnings. Our acquisitions of CMCZ and Lofland accounted for $10.0 million of the increase for the six months ended February 28, 2005. Foreign currency fluctuations resulted in increases in selling, general and administrative expenses of $1.1 million and $649 thousand for the three and six months ended February 28, 2005 as compared to 2004.

During the three and six months ended February 28, 2005, our interest expense increased by $1.6 million and $3.8 million, respectively, as compared to 2004, primarily due to increased discount costs on extended-term documentary letters of credit and higher average short-term borrowings at CMCZ. In addition, short-term interest rates increased more than 1% on an annualized basis during the six months ended February 28, 2005 as compared to 2004.

CONTINGENCIES

See Note J – Contingencies, to the condensed consolidated financial statements.

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

During the three months ended February 28, 2005, we filed our business interruption claim of $20 million (subject to future adjustment including a deductible) for the failures of our transformers at SMI Texas in June 2004 and recorded $4.5 million (in net sales). During the three months ended November 30, 2004, we filed our initial claim of $18.1 million (subject to future adjustment including a deductible) for reimbursement from our business interruption insurance carrier for the August 2003 transformer failure at SMI South Carolina and recorded an advance from the insurance carrier of $4.0 million (in net sales). Our ultimate total recoveries of these claims remains dependent on the resolution of issues regarding lost sales, prices, costs incurred and avoided, deductible amounts and other factors. Therefore, we cannot reasonably estimate the amount of our total recoveries at this time.

NEAR-TERM OUTLOOK

We anticipate that our net earnings per diluted share (including the impact of adjusting our inventory valuation to the LIFO method) will be between $1.10 and $1.30 for the three months ending May 31, 2005, which is significantly above last year’s third quarter. We believe that end-use demand for our products should accelerate in the U.S., Asia, Central Europe and Latin America, and prices will stabilize. We expect that demand for worldwide, nonresidential construction will strengthen. The substantial price increases of iron ore and coke (used by blast furnace steelmakers) effective from April 1, 2005 should result in stability in the international prices of scrap and steel products. Our domestic steel mill prices are stable at relatively high levels and should remain so due to the growing U.S. economy and the weak U.S. dollar. Imports of carbon steel bar products have declined in recent months. Therefore, our domestic steel mill shipments and net earnings should increase during the third and fourth quarters of our fiscal 2005. We expect that our copper tube minimill will continue to be profitable during the second half of 2005. CMCZ’s net earnings should increase as compared to the first half in spite of the strong Polish currency and a poor shipping level in March 2005. Selling prices in our domestic fabrication segment have continued to increase, and demand for these products remains strong. Therefore, we expect our domestic fabrication segment to be more profitable during the second half of 2005 as compared to the first half. Our recycling segment should continue to be very profitable due to historically high ferrous and nonferrous selling prices. Steel scrap prices should remain relatively strong and stabilize or increase. The outlook for nonferrous scrap markets is favorable. We expect that sales orders in our marketing and distribution segment should remain at, or near, their current levels. We have not assumed any additional potential recoveries from our South Carolina and Texas steel mill transformer business interruption insurance claims. These recoveries may be substantial, but the timing of recoveries and the ultimate total recoverable amounts are uncertain.

We anticipate that our capital spending for our fiscal 2005 will be $130 million, including acquisition costs for a shredder at CMCZ and a continuous caster project at our SMI Texas melt shop.

On October 1, 2004, the President signed the American Jobs Creation Act of 2004 (the Act) which offers a limited window of opportunity to repatriate certain cash dividends from foreign subsidiaries at a reduced rate. We are currently evaluating the Act. Due to the uncertainties regarding the new legislation, we are evaluating all available alternatives. See Note G – Income Taxes, to the condensed consolidated financial statements.

LONG-TERM OUTLOOK

The rapid expansion of a number of emerging economies has been a major catalyst for the strong steel and nonferrous markets around the world. Therefore, we believe that there is an enhanced prospect of significant long-term growth in demand for the global materials sector. We believe that we are well positioned to exploit long-term opportunities. We expect strong demand for our products due to continuing recovery in demand throughout the major global economies as well as continued growth in developing countries. Emerging countries often have a higher growth rate for steel and nonferrous metals consumption compared with developed countries. We believe that the demand will increase in Asia, particularly in China and India, as well as in Central and Eastern Europe.

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

Our long-term public debt was $360 million at February 28, 2005 and is investment grade rated by Standard & Poors’ Corporation (BBB) and by Moody’s Investors Services (Baa2). We believe we have access to the public markets for potential refinancing or the issuance of additional long-term debt. During the six months ended February 29, 2004, we purchased $90 million of our 7.20% notes otherwise due in 2005 and issued $200 million of 5.625% notes due November 2013.

In March 2004, we refinanced the notes payable that we assumed upon the acquisition of CMCZ with a five year term note for 150 million PLN ($38.4 million) and a revolving credit facility with maximum borrowings of 60 million PLN ($20.3 million). During the three months ended February 28, 2005, we increased the revolving credit facility’s maximum borrowings to 120 million PLN ($40.7 million) and on March 2, 2005, extended its term by one year. The term note and the revolving credit facility are secured by the majority of CMCZ’s assets. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.

In order to facilitate certain trade transactions, we utilize letters of credit, advances and non-or limited-recourse trade financing arrangements to provide assurance of payment and advance funding to our suppliers. Letters of credit may be for prompt payment or for payment at a future date, conditional upon the bank finding the documentation presented to be in strict compliance with all terms and conditions of the letter of credit. Our banks issue these letters of credit under informal, uncommitted lines of credit which are in addition to the committed revolving credit agreement. In some cases, if our suppliers choose to discount the future-dated obligation we may absorb the discount cost. The trade financing arrangements consist of a financing agreement with a lender which is secured by a supply agreement with our supplier. The lender is repaid after the product is delivered to us in conformance with the supply agreement. We are not liable for repayment of the principal and/or interest to the bank unless we have received the conforming deliveries from the supplier.

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

Certain of our financing agreements include various covenants. Our revolving credit agreement contains financial covenants which require that we (a) not permit our ratio of consolidated long-term debt (including current maturities) to total capitalization (defined in our credit agreement as stockholders’ equity less intangible assets plus long-term debt) to be greater than 0.55 to 1.00 at any time and, (b) not permit our quarterly ratio of consolidated EBITDA to consolidated interest expense on a rolling twelve month basis to be less than 3.00 to 1.00. At February 28, 2005, our ratio of consolidated debt to total capitalization was 0.35 to 1.00. Our ratio of consolidated EBITDA to interest expense for the six months ended February 28, 2005 was 16.1 to 1.00, which exceeded the EBITDA ratio for the past twelve months. In addition, our credit agreement contains covenants that restrict our ability to, among other things:

•	create liens;

•	enter into transactions with affiliates;

•	sell assets;

•	in the case of some of our subsidiaries, guarantee debt; and

•	consolidate or merge.

The indenture governing our long-term public debt contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions, consolidate or merge and limits the ability of some of our subsidiaries to incur certain types of debt or to guarantee debt. Also, our five-year term note at CMCZ contains certain covenants including minimum debt to EBITDA, debt to equity and tangible net worth requirements (as defined for CMCZ only). We have complied with the requirements, including the covenants of our financing agreements as of and for the six months ended February 28, 2005.

Off-Balance Sheet Arrangements For added flexibility, we may secure financing through sales of certain accounts receivable both in the U.S. and internationally. See Note D – Sales of Accounts Receivable, to the condensed consolidated financial statements. Our U.S. program provides for such sales in an amount not to exceed $130 million, and our European and Australian subsidiaries can sell up to 25 million Great British pounds and 50 million Australian dollars of additional accounts receivable. We may continually sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. The U.S. securitization program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement.

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

Cash Flows Our cash flows from operating activities primarily result from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products. We also sell and rent construction-related products and accessories. We have a diverse and generally stable customer base. We use futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metals commodity prices. See Note I – Derivatives and Risk Management, to our condensed consolidated financial statements.

The volume and pricing of orders from our U.S. customers in the manufacturing and construction sectors affects our cash flows from operating activities. The pace of economic expansion and retraction of major industrialized and emerging markets outside of the U.S. (especially China) also significantly affect our cash flows from operating activities. The weather can influence the volume of products we ship in any given period. Also, the general economy, the strength of the U.S. dollar, governmental action, and various others factors beyond our control influence our volume and prices. Periodic fluctuations in our prices and volumes can result in variations in cash flows from operations. Despite these fluctuations, we have historically relied on operating activities as a steady source of cash.

During the six months ended February 28, 2005, we used $27.1 million of net cash flows in our operating activities as compared to the $104.6 million of net cash flows used by our operating activities for the six months ended February 29, 2004. However, during the three months ended February 28, 2005, $51.4 million of net cash flows were provided from our operating activities as compared to $17.4 million of net cash flows used by our operating activities in 2004. Our net earnings were $96.5 million higher for the six months ended February 28, 2005 as compared to 2004. Excluding the $47.0 million impact of foreign currency exchange rate fluctuations, our accounts receivable and inventories increased $181.5 million during the six months ended February 28, 2005 as compared to an increase in these items of $284.2 million in 2004. Accounts receivable significantly increased in 2005, primarily due to higher selling prices and shipments with the majority of the increases in domestic fabrication, recycling and marketing and distribution. Inventories increased primarily at CMCZ and in domestic fabrication during the six months ended February 28, 2005. The increase in inventories was primarily due to higher purchase costs and quantities. Conversely, our accounts payable, accrued expenses and other payables decreased by $69.6 million (excluding effects of foreign currency fluctuations) during the six months ended February 28, 2005 due primarily to our annual incentive compensation and retirement plan payments which were made in the first quarter. These payments were more in 2005 than in 2004 due to our increased profitability. Also, during the six months ended February 28, 2005, we utilized more documentary letters of credit in our marketing and distribution segment to obtain extended payment terms with our suppliers, which resulted in a decrease in our accounts payable.

We invested $40.1 million in property, plant and equipment during the six months ended February 28, 2005 as compared to $14.6 million in 2004. We expect our capital spending for fiscal 2005 to be $130 million. We assess our capital spending each quarter and reevaluate our requirements based upon current and expected results. We had no major financing activities during the six months ended February 28, 2005. In November 2003, we issued $200 million of long-term notes due in 2013. The proceeds from this offering were used to purchase $90 million of our notes otherwise due in 2005 and to finance our subsequent purchases of CMCZ and Lofland.

At February 28, 2005, 60,321,111 common shares were issued and outstanding with 4,209,221 held in our treasury. On January 10, 2005, we paid a two-for-one stock split in the form of a 100% stock dividend on our common stock. We also increased our quarterly cash dividend to 6 cents per common share on the increased number of shares resulting from the stock dividend. See Note H – Stockholders’ Equity and Earnings per Share to our condensed consolidated financial statements. During the twelve months following February 28, 2005, we are scheduled to repay $10 million in long-term debt principal when it matures in July 2005. Our $14.6 million trade financing arrangement will be liquidated with cash flows from our operating activities. Although our cash flows from operating activities were negative during the six months ended February 28, 2005, we anticipate that it will improve significantly during the remainder of our fiscal 2005 as cash flows from our selling price increases for our domestic mills, domestic fabrication, and recycling segments are fully collected. In addition, at February 28, 2005, we had $70.0 million and $245.5 million capacity under our domestic accounts receivable securitization and commercial paper programs, respectively. Therefore, we believe that we have sufficient liquidity to enable us to meet our contractual obligations of $1.1 billion over the next twelve months, the majority of which are expenditures associated with normal revenue-producing activities, and to make our planned capital expenditures of $130 million.

CONTRACTUAL OBLIGATIONS

The following table represents our contractual obligations as of February 28, 2005:

	Payments Due By Period*
		Less than			More than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$416,532	$18,644	$77,762	$120,061	$200,065
Notes payable – CMCZ	10,239	10,239	—	—	—
Trade financing arrangement(1) (2)	14,577	5,777	8,800	—	—
Interest(3)	146,334	25,681	45,794	29,838	45,021
Operating leases(4)	83,589	17,919	26,681	17,160	21,829
Purchase obligations(5)	1,331,719	983,991	279,729	55,033	12,966

Total contractual cash obligations	$2,002,990	$1,062,251	$438,766	$222,092	$279,881

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the February 28, 2005 condensed consolidated balance sheet. See Note F, Credit Arrangements, to the condensed consolidated financial statements.

(2)	Payments will be due only if steel is delivered in conformance with the related supply agreement, for which purchase prices are negotiated in advance of each delivery.

(3)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of February 28, 2005.

(4)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of February 28, 2005.

(5)	About 94% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Most of the remainder are for supplies associated with normal revenue-producing activities.

Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 28, 2005, we had committed $29.5 million under these arrangements. All of the commitments expire within one year.

In January 2005, we entered into a guarantee agreement to assist one of our Chinese coke suppliers to obtain pre-production financing from a bank. See Note J – Contingencies, to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, currency valuation, production rates, insurance recoveries, inventory levels, and general market conditions. These forward-looking statements generally can be identified by phrases such as we “expect,” “anticipate” “believe,” “ought,” “should,” “likely,” “appear,”, “project,” “forecast,” “presume,” “will,” or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:

•	interest rate changes,

•	construction activity,

•	metals pricing over which we exert little influence,

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing,

•	court decisions,

•	industry consolidation or changes in production capacity or utilization,

•	global factors including political and military uncertainties,

•	credit availability,

•	currency fluctuations,

•	scrap, energy and freight prices,

•	disputes as to insurance coverage or the extent of lost income subject to reimbursement which could result in a lengthy delay or failure to obtain recovery under business interruption insurance,

•	decisions by governments impacting the level of net steel imports, and

•	the pace of overall economic activity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required hereunder for the Company is not materially different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004, filed with the Securities Exchange Commission and is, therefore, not presented herein.

Also, see Note I — Derivatives and Risk Management, to the condensed consolidated financial statements.

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

On November 22, 2004, the Texas Commission on Environmental Quality (formerly the Texas Natural Resource Conservation Commission (TCEQ) named the registrant one of two third party defendants in litigation which could result in a potential monetary sanction of more than $100,000 (Houston Industries Incorporated v. Texas Natural Resource Conservation Commission v. Commercial Metals Company and Jack B. Hensley No. 98-01946 District Court of Travis Count, Texas, 353rd Judicial District). The TCEQ seeks enforcement of certain administrative orders including recovery of past and future remediation costs, prejudgment interest, injunctive relief, civil penalties and attorneys’ fees related to remediation of alleged pollution at a scrap metal processing facility located in Houston, Texas. The site was operated by an unrelated entity during and prior to the 1970’s. The TCEQ alleges the named defendants are responsible parties and are jointly and severally liable. The registrant has filed a response contesting its liability and asserting defenses.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not Applicable

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the registrant’s annual meeting of stockholders held January 27, 2005, the three nominees named in the Proxy Statement dated December 8, 2004, were elected to serve as directors until the 2007 annual meeting. There was no solicitation in opposition to the nominees for directors. Additionally, the proposal to amend the 1999 Non-Employee Director Stock Plan to provide for grants of either options or restricted stock to non-employee directors and to increase the number of shares that may be purchased upon exercise of options from 3,000 to 6,000 shares was approved and the appointment of Deloitte & Touche LLP as auditors of the registrant for the fiscal year ending August 31, 2005 was ratified.

Of the 29,437,945 shares outstanding on the record date, 26,277,484 were present in person or by proxy constituting approximately 89% of the total shares entitled to vote. Information as to the vote on each director standing for election, all matters voted on at the meeting and directors continuing in office is provided below:

Proposal I — Election of Directors

Nominee	For	Withheld
Dorothy G. Owen	26,177,075	100,409
J. David Smith	26,181,480	96,004
Robert R. Womack	26,189,292	88,192

Directors continuing in office are:

Harold L. Adams
Moses Feldman
Ralph E. Loewenberg
Anthony A. Massaro
Robert D. Neary
Stanley A. Rabin
Clyde P. Selig

Proposal 2 — Amendments to the 1999 Non-Employee Director Stock Plan -

For:	20,353,427
Against:	2,168,527
Abstentions and broker nonvotes:	3,755,530

Proposal 3 — Ratification of appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending August 31, 2005 -

For:	25,995,060
Against:	220,836
Abstain	61,588

     ITEM 5. OTHER INFORMATION

          Not Applicable

     ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

10.1	Commercial Metals Company 1996 Long-Term Incentive Plan (filed herewith).

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

/s/ William B. Larson

April 8, 2005	William B. Larson
Vice President
& Chief Financial Officer

/s/ Malinda G. Passmore

April 8, 2005	Malinda G. Passmore
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Commercial Metals Company 1996 Long-Term Incentive Plan (filed herewith).

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).