Form 10-Q
period 2005-05-31
COMMERCIAL METALS CO
filed 2005-07-11
CIK 22444

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005
Commission File Number 1-4304

COMMERCIAL METALS COMPANY

(Exact Name of registrant as specified in its charter)

Delaware	75-0725338

(State or other Jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

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

Yes                      No

☑                       ☐

As of June 30, 2005, there were 58,122,392 shares of the Company’s common stock issued and outstanding excluding 6,407,940 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PAGE NO.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — May 31, 2005 and August 31, 2004	2-3

Condensed Consolidated Statements of Earnings — Three and nine months ended May 31, 2005 and 2004	4

Condensed Consolidated Statements of Cash Flows — Nine months ended May 31, 2005 and 2004	5

Condensed Consolidated Statement of Stockholders’ Equity — Nine months ended May 31, 2005	6

Notes to Condensed Consolidated Financial Statements	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Items 1 - 6	29-30

Signatures	31

Index to Exhibits	32
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Amendment to Amended/Restated Receivables Purchase Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	May 31,	August 31,
(in thousands)	2005	2004

Current assets:
Cash and cash equivalents	$68,207	$123,559
Accounts receivable (less allowance for collection losses of $16,643 and $14,626)	784,259	607,005
Inventories	740,410	645,484
Other	46,672	48,184

Total current assets	1,639,548	1,424,232

Property, plant and equipment:
Land, buildings and improvements	273,165	258,041
Equipment	843,247	810,801
Construction in process	42,079	21,688

	1,158,491	1,090,530
Less accumulated depreciation and amortization	(683,357)	(639,040)

	475,134	451,490
Goodwill	30,542	30,542
Other assets	93,104	81,782

	$2,238,328	$1,988,046

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31,	August 31,
(in thousands except share data)	2005	2004

Current liabilities:
Accounts payable-trade	$389,793	$385,108
Accounts payable-documentary letters of credit	155,432	116,698
Accrued expenses and other payables	251,363	248,790
Income taxes payable	30,211	11,343
Short-term trade financing arrangements	2,904	9,756
Notes payable — CMCZ	—	530
Current maturities of long-term debt	22,515	11,252

Total current liabilities	852,218	783,477

Deferred income taxes	50,433	50,433
Other long-term liabilities	52,360	39,568
Long-term trade financing arrangement	5,167	14,233
Long-term debt	386,909	393,368

Total liabilities	1,347,087	1,281,079

Minority interests	49,325	46,340
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $5.00 per share:
authorized 100,000,000 shares; issued 64,530,332 shares and 32,265,166 shares; outstanding 58,748,644 and 29,277,964 shares	322,652	161,326
Additional paid-in capital	12,325	7,932
Accumulated other comprehensive income	24,858	12,713
Unearned stock compensation	(326)	—
Retained earnings	564,085	524,126

	923,594	706,097
Less treasury stock:
5,781,688 and 2,987,202 shares at cost	(81,678)	(45,470)

Total stockholders’ equity	841,916	660,627

	$2,238,328	$1,988,046

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except share data)	2005	2004	2005	2004

Net sales	$1,726,251	$1,407,206	$4,852,636	$3,305,273

Costs and expenses:
Cost of goods sold	1,496,719	1,205,037	4,181,619	2,881,970
Selling, general and administrative expenses	106,192	114,066	329,627	268,953
Interest expense	7,608	7,739	23,426	19,728

	1,610,519	1,326,842	4,534,672	3,170,651

Earnings before income taxes and minority interests	115,732	80,364	317,964	134,622
Income taxes	46,345	22,539	117,329	41,800

Earnings before minority interests	69,387	57,825	200,635	92,822
Minority interests	(2,354)	6,941	(1,406)	8,155

Net earnings	$71,741	$50,884	$202,041	$84,667

Basic earnings per share	$1.20	$0.88	$3.41	$1.48

Diluted earnings per share	$1.14	$0.84	$3.26	$1.43

Cash dividends per share	$0.06	$0.04	$0.17	$0.12

Average basic shares outstanding	59,801,749	58,054,908	59,332,329	57,208,324

Average diluted shares outstanding	62,735,824	60,269,432	62,021,496	59,341,888

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	May 31,
(in thousands)	2005	2004*

Cash Flows From (Used By) Operating Activities:
Net earnings	$202,041	$84,667
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	56,756	52,328
Minority interests	(1,406)	8,155
Loss on reacquisition of debt	—	3,072
Provision for losses on receivables	3,574	5,443
Tax benefits from stock plans	10,809	4,262
Asset impairment charge	—	2,940
Net gain on sale of assets and other	(1,200)	(523)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(212,701)	(268,469)
Accounts receivable sold	41,063	34,967
Inventories	(84,414)	(162,823)
Other assets	(6,029)	(11,443)
Accounts payable, accrued expenses, other payables and income taxes	12,503	133,899
Deferred income taxes	(45)	566
Other long-term liabilities	12,282	9,692

Net Cash Flows From (Used By) Operating Activities	33,233	(103,267)

Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(67,884)	(33,215)
Sales of property, plant and equipment	4,913	2,192
Acquisitions of fabrication businesses	(2,950)	—
Acquisitions of Lofland and CMCZ, net of cash acquired	—	(99,401)

Net Cash Used By Investing Activities	(65,921)	(130,424)

Cash Flows From (Used By) Financing Activities:
Increase in documentary letters of credit	38,734	67,987
Proceeds from trade financing arrangements	—	35,307
Payments on trade financing arrangements	(16,311)	(23,267)
Short-term borrowings, net change	(581)	(13,959)
Proceeds from issuance of long-term debt	—	238,400
Payments on long-term debt	(1,441)	(90,250)
Stock issued under incentive and purchase plans	17,007	15,919
Dividends paid	(10,146)	(6,842)
Debt reacquisition and issuance costs	—	(4,989)
Treasury stock acquired	(50,675)	—

Net Cash From (Used By) Financing Activities	(23,413)	218,306
Effect of Exchange Rate Changes on Cash	749	896

Decrease in Cash and Cash Equivalents	(55,352)	(14,489)
Cash and Cash Equivalents at Beginning of Year	123,559	75,058

Cash and Cash Equivalents at End of Period	$68,207	$60,569

* As restated (see Note F — Credit Arrangements)

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock			Accumulated			Treasury Stock
			Additional	Other	Unearned
	Number of		Paid-In	Comprehensive	Stock	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income	Compensation	Earnings	Shares	Amount	Total

Balance, September 1, 2004	32,265,166	$161,326	$7,932	$12,713	$—	$524,126	(2,987,202)	$(45,470)	$660,627

Comprehensive income:
Net earnings for nine months ended May 31, 2005						202,041			202,041
Other comprehensive income:
Foreign currency translation adjustment, net of taxes of $122				12,999					12,999
Unrealized loss on hedges, net of taxes of $(147)				(854)					(854)

Comprehensive income									214,186

Cash dividends						(10,146)			(10,146)
Stock issued under incentive and purchase plans			2,668				1,953,714	14,339	17,007
Treasury stock acquired							(1,944,610)	(50,675)	(50,675)
Restricted stock awarded			306		(434)		16,000	128	—
Amortization of restricted stock					108				108
Tax benefits from stock plans			10,809						10,809
Two-for-one stock split	32,265,166	161,326	(9,390)			(151,936)	(2,819,590)		—

Balance, May 31, 2005	64,530,332	$322,652	$12,325	$24,858	$(326)	$564,085	(5,781,688)	$(81,678)	$841,916

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — QUARTERLY FINANCIAL DATA

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2004, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and statements of earnings, cash flows and stockholders’ equity for the periods indicated. These Notes should be read in conjunction with such Form 10-K. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for a full year.

NOTE B — ACCOUNTING POLICIES

Stock-Based Compensation

The 1999 Non-Employee Director Stock Plan, as amended with stockholder approval in January 2005, provides for annual awards of equity compensation to non-employee directors. This award can either be in the form of a nonqualified stock option grant for 12,000 shares or a restricted stock award of 2,000 shares. On January 27, 2005, the Company issued an aggregate of 16,000 shares of common stock to eight non-employee directors under that plan. This restricted stock award will be expensed using the accelerated method over its two year vesting period. The related pre-tax compensation expense was $81 thousand and $108 thousand for the three and nine months ended May 31, 2005, respectively. Prior to vesting, the directors will receive any dividends on the restricted stock.

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

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except share data)	2005	2004	2005	2004

Net earnings, as reported	$71,741	$50,884	$202,041	$84,667
Stock-based compensation expense	49	—	68	—
Pro forma stock-based compensation cost	(538)	(1,062)	(1,787)	(1,714)

Pro forma net earnings	$71,252	$49,822	$200,322	$82,953

Net earnings per share, as reported:
Basic	$1.20	$0.88	$3.41	$1.48
Diluted	$1.14	$0.84	$3.26	$1.43
Pro forma net earnings per share:
Basic	$1.19	$0.86	$3.38	$1.45
Diluted	$1.14	$0.83	$3.23	$1.40

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

On July 8, 2005, the Company issued 254,200 shares of restricted stock to employees. This restricted stock vests over three years. Also, on July 8, 2005, the Company issued stock appreciation rights (SARs) relating to the appreciation in 516,240 shares of its common stock at an exercise price of $24.62 per share. These SARs vest over a 3-year period.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets

The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $12.2 million and $14.1 million at May 31, 2005 and August 31, 2004, respectively. There were no significant changes in either the components or the lives of intangible assets during the three or nine months ended May 31, 2005. Aggregate amortization expense for the three months ended May 31, 2005 and 2004 was $331 thousand and $295 thousand, respectively. Aggregate amortization expense for the nine months ended May 31, 2005 and 2004 was $1.4 million and $1.2 million, respectively.

Inventory Costs

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, which specifies that certain abnormal costs must be recognized as current period charges. Management does not believe that this Statement, which is effective for inventory costs incurred after September 1, 2005, will materially affect the Company’s results of operations or financial position .

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity and a liability for the fair value of a conditional asset retirement obligation must be recognized when incurred or acquired if it can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective as of the Company’s fiscal year ending August 31, 2006. Management is evaluating the potential impact of FIN 47 on the Company’s results of operations and financial position.

Reclassifications

Certain immaterial reclassifications have been made to the prior period financial statements to conform to the classifications used in the current period.

NOTE C — ACQUISITIONS

On November 4, 2004, the Company acquired substantially all of the operating assets of the J. L. Davidson Company’s rebar fabricating facility located in Rialto, California. The Company paid $2.9 million in cash and executed notes payable of $2.3 million for this acquisition. The following summarizes the allocation of the purchase price (in thousands):

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

The following pro forma financial information for the nine months ended May 31, 2004, reflects the consolidated results of operations of the Company as if the acquisitions of CMCZ and Lofland had taken place on September 1, 2003 (in thousands, except share data):

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net sales	$3,421,936
Net earnings	$85,660
Diluted net earnings per share	$1.45

The pro forma information includes primarily adjustments for amortization of acquired intangible assets, depreciation expense based upon the new basis of property, plant and equipment, and interest expense for assumed debt. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date .

NOTE D — SALES OF ACCOUNTS RECEIVABLE

The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (CMCR). CMCR is structured to be a bankruptcy-remote entity. CMCR, in turn, sells undivided percentage ownership interests in the pool of receivables to affiliates of two third-party financial institutions. On April 20, 2005, the agreement with the financial institution affiliates was extended to April 14, 2006. CMCR may sell undivided interests of up to $130 million, depending on the Company’s level of financing needs.

At May 31, 2005 and August 31, 2004, accounts receivable of $250 million and $236 million, respectively, had been sold to CMCR. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 72% and 83% at May 31, 2005 and August 31, 2004, respectively. At May 31, 2005 and August 31, 2004, the financial institution buyers owned $70 million and $40 million in undivided interests in CMCR’s accounts receivable pool, which was reflected as a reduction in accounts receivable on the Company’s condensed consolidated balance sheets. The average monthly amounts of undivided interests owned by the financial institution buyers were $34.9 million and $22.8 million for the nine months ended May 31, 2005 and 2004, respectively.

In addition to the securitization program described above, the Company’s international subsidiaries periodically sell accounts receivable without recourse. Uncollected accounts receivable that had been sold under these arrangements and removed from the condensed consolidated balance sheets were $69.8 million and $58.7 million at May 31, 2005 and August 31, 2004, respectively. The average monthly amounts of outstanding international accounts receivable sold were $63.8 million and $23.0 million for the nine months ended May 31, 2005 and 2004, respectively.

Discounts (losses) on domestic and international sales of accounts receivable were $1.2 million and $116 thousand for the three months ended May 31, 2005 and 2004, respectively. For the nine months ended May 31, 2005 and 2004 these discounts were $3.0 million and $564 thousand, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.

NOTE E — INVENTORIES

Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $128.1 million and $92.2 million at May 31, 2005 and August 31, 2004, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company’s inventories are in finished goods, with minimal work in process. Approximately $75.3 million and $58.1 million were in raw materials at May 31, 2005 and August 31, 2004, respectively.

For the three and nine months ended May 31, 2005, the Company refined its method of estimating its interim LIFO reserve by using quantities and costs at quarter end. The resulting LIFO expense was recorded in its entirety during the three and nine months ended May 31, 2005. At May 31, 2004, the Company had estimated both inventory quantities and costs that were expected at the end of fiscal year 2004 for these LIFO calculations, and recorded the expense for the three and nine months ended May 31, 2004 on a pro-rata basis.

NOTE F — CREDIT ARRANGEMENTS

In May 2005, the Company increased its commercial paper program to permit maximum borrowings of up to $400 million, an increase from the prior level of $275 million. It is the Company’s policy to maintain contractual bank credit lines equal to 100% of the amount of all commercial paper outstanding. On May 23, 2005, the Company

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

amended and restated its unsecured revolving credit agreement to (1) extend the maturity of the facility from August 6, 2006 to May 23, 2010, (2) increase the facility to $400 million from $275 million, (3) reduce the minimum interest coverage ratio (as defined) requirement from three to two and one-half times, and (4) increase the maximum debt/capitalization (as defined) requirement from 55% to 60%. The agreement provides for interest based on Bank of America’s prime rate and facility fees of 12.5 basis points per annum.

At May 31, 2005 and August 31, 2004, no borrowings were outstanding under the Company’s commercial paper program or the related revolving credit agreement. The Company was in compliance with all covenants at May 31, 2005.

The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at bankers’ acceptance rates or on a cost of funds basis. Amounts outstanding on these facilities relate to accounts payable settled under documentary letters of credit.

In October 2003, one of the Company’s international subsidiaries (the Subsidiary) entered into a financing arrangement with an independent third party lender for the sole purpose of advancing funds for steel purchases to a key supplier of which the Company owns an 11% interest (the Supplier). The 30 million Euro financing agreement is secured by a market-based supply agreement between the Subsidiary and the Supplier. The financing agreement terminates October 31, 2006. On July 7, 2005, the supply agreement term was extended to December 31, 2010. The lender is to be repaid after the product is delivered in conformance with the supply agreement, and the Subsidiary is not liable for repayment of the principal and/or interest unless and until it has received conforming deliveries of the products from the Supplier. At May 31, 2005 and August 31, 2004, liabilities to the lender of $8.1 million (6.5 million Euro) and $24.0 million (19.7 million Euro), respectively, were recorded as short- and long-term trade financing arrangements and the advances to the Supplier were recorded as current and other assets on the condensed consolidated balance sheets. In October 2004, the Company determined that this trade financing arrangement had been incorrectly accounted for off-balance sheet in its fiscal 2004 interim financial statements. Although this commercial transaction has limited recourse, it should have been accounted for as a financial liability with the corresponding advance to the supplier included in other assets. The fiscal year 2004 interim condensed consolidated statements of earnings were not affected. The Company’s condensed consolidated statement of cash flows for the nine months ended May 31, 2004 has been restated as follows (in thousands):

	As
	Previously	As
	Reported	Restated

Net Cash Flows Used By Operating Activities	$(82,227)	$(103,267)

Net Cash From Financing Activities	197,266	218,306

The total amounts of purchases from the Supplier (including those under this trade financing arrangement) were $188.8 million and $100.2 million for the nine months ended May 31, 2005 and 2004, respectively.

Long-term debt was as follows:

	May 31,		August 31,
(in thousands)	2005		2004

7.20% notes due 2005	$10,069	*	$10,246
6.80% notes due 2007	50,000		50,000
6.75% notes due 2009	100,000		100,000
5.625% notes due 2013	200,000		200,000
CMCZ term note due 2009	45,045		41,096
Other	4,310		3,278

	409,424		404,620
Less current maturities	22,515		11,252

	$386,909		$393,368

* Interest rate swaps in effect resulted in an estimated LIBOR-based floating annualized rate of 5.70% at May 31, 2005.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended May 31, 2004, the Company repurchased $90 million of its 7.20% notes due in 2005. The Company recorded a pre-tax charge of $3.1 million relating to these repurchases, which was included in selling, general and administrative expenses for the nine months ended May 31, 2004. Also, in November 2003, the Company issued $200 million of its 5.625% notes due in November 2013.

In March 2004, CMCZ borrowed 150 million PLN ($38.4 million) under a five-year term note to refinance a portion of its notes payable. Interest is accrued at the Warsaw Interbank Offered Rate (WIBOR) plus 1.25% and was fixed at 7.31% for the three months ended December 26, 2004, 7.86% for the three months ended March 29, 2005 and 7.15% for the three months ending June 27, 2005. The term note has scheduled semi-annual payments beginning in September 2005 and is collateralized by CMCZ’s fixed assets. In March 2004, CMCZ also entered into a revolving credit facility with maximum borrowings of 60 million PLN ($18.0 million) bearing interest at WIBOR plus 0.8% and collateralized by CMCZ’s accounts receivable. On December 9, 2004, the facility was increased to 120 million PLN ($36.0 million), and on March 2, 2005, it was extended for one year. At May 31, 2005, no amounts were outstanding under this facility. The term note and the revolving credit facility contain certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at May 31, 2005. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.

Interest of $23.7 million and $17.1 million was paid in the nine months ended May 31, 2005 and 2004, respectively.

NOTE G — INCOME TAXES

Income taxes of $79.5 million and $20.2 million were paid in the nine months ended May 31, 2005 and 2004, respectively. Reconciliations of the United States statutory rates to the Company’s effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004

Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	2.8	0.8	2.3	1.4
Extraterritorial Income Exclusion (ETI)	(0.2)	(1.7)	(0.3)	(1.5)
Foreign rate differential	2.1	(6.2)	(0.6)	(4.3)
Other	0.3	0.1	0.5	0.4

Effective rate	40.0%	28.0%	36.9%	31.0%

The American Jobs Creation Act of 2004 (AJCA), which was signed into law on October 22, 2004, provides significant changes in the U.S. tax law including an 85% dividend deduction incentive to repatriate undistributed foreign subsidiaries’ earnings. The Company has the option to apply this provision to qualified repatriated earnings during its fiscal years ending August 31, 2005 or 2006. The AJCA also includes provisions for the phase-out of the ETI, replacing it with a phased-in special domestic manufacturing deduction beginning in the fiscal year ending August 31, 2006. The Company is analyzing the potential impact of the AJCA, including assessing business requirements, economic costs and foreign statutory requirements associated with repatriation of foreign earnings. However, due to the preliminary stage of this assessment and lack of specific regulatory guidance, it is not feasible at this time to determine the amount (if any) of foreign earnings that may be repatriated or the potential impact that the AJCA may have on the Company’s effective tax rate. The Company will complete its assessment within a reasonable timeframe after additional regulatory guidance and information is published.

NOTE H — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

On November 22, 2004, the Company declared a two-for-one stock split in the form of a 100% stock dividend on the Company’s common stock payable January 10, 2005 to shareholders of record on December 13, 2004. This resulted at the record date in the issuance of 32,265,166 additional shares of common stock and a transfer of $9.4 million from additional paid in capital and $151.9 million from retained earnings. All per share and weighted average share amounts in the accompanying condensed consolidated financial statements have been restated to reflect this stock split. The Company also increased its quarterly cash dividend from five to six cents per share on

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the increased number of shares resulting from the stock dividend effective with the January 31, 2005 dividend payment.

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three or nine months ended May 31, 2005 or 2004. The reconciliation of the denominators of the earnings per share calculations are as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004

Shares outstanding for basic earnings per share	59,801,749	58,054,908	59,332,329	57,208,324
Effect of dilutive securities-stock options/ purchase plans/restricted stock	2,934,075	2,214,524	2,689,167	2,133,564

Shares outstanding for diluted earnings per share	62,735,824	60,269,432	62,021,496	59,341,888

All stock options with total share commitments of 5,107,202 at May 31, 2005, were dilutive based on the average share price for the quarter then ended of $30.09. Stock options with total share commitments of 1,780,644 at May 31, 2004, were anti-dilutive based on the average share price for the quarter then ended of $14.73. All stock options expire by 2012.

The Company purchased 1,944,610 shares during the three and nine months ended May 31, 2005, at an average cost of $26.06 per share. On May 23, 2005, the Company’s Board of Directors authorized the purchase of up to 2,000,000 additional shares of the Company’s common stock.

NOTE I — DERIVATIVES AND RISK MANAGEMENT

The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in an immaterial amount of ineffectiveness in the statements of earnings for the three or nine months ended May 31, 2005 and 2004. Certain of the foreign currency and all of the commodity and freight contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following chart shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
(in thousands)	Earnings	(Expense)	Earnings	(Expense)

Net sales (foreign currency instruments)	$1,020	$1,948	$(242)	$375
Cost of goods sold (commodity and freight instruments)	997	(101)	(81)	1,170

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s derivative instruments were recorded as follows on the condensed consolidated balance sheets:

	May 31,	August 31,
(in thousands)	2005	2004

Derivative assets (other current assets)	$3,254	$2,909
Derivative liabilities (other payables)	2,634	1,700

The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the nine months ended May 31, 2005 (in thousands):

Change in market value (net of taxes)	$(770)
(Gain) losses reclassified into net earnings, net	(84)

Other comprehensive loss — unrealized loss on derivatives	$(854)

During the twelve months following May 31, 2005, negligible losses are anticipated to be reclassified into net earnings as the related capital expenditure is placed into service, and an additional $112 thousand in gains will be reclassified as interest expense related to the interest rate swap.

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

In May and June 2004, the Company’s primary and secondary transformers at its SMI Texas melt shop failed. On February 4, 2005, the Company submitted a claim with its property damage and business interruption insurance carrier in the amount of $20.2 million subject to future adjustment including a deductible. The Company recorded $4.5 million (in net sales) for the nine months ended May 31, 2005 representing the minimum amount received to-date by the insurance carrier to compensate the Company for property damage and the interruption of business operations, including lost profits and additional expenditures incurred. Management is unable to estimate the total amount that will ultimately be recovered from insurance for these failures.

On August 18, 2003, the Company’s new electric arc furnace transformer failed at its SMI South Carolina melt shop after only six days in operation. After the failure of the new transformer, the Company’s former transformer was reinstalled. On November 16, 2004, the Company filed a claim with its insurance carrier in the amount of $18.1 million (subsequently reduced to $17.7 million) subject to future adjustment including a deductible. The Company recorded the receipt from the insurance carrier of $4.0 million (in net sales) during the nine months ended May 31, 2005 representing the minimum amount expected to be required to compensate it for the interruption of business operations, including lost profits and additional expenditures incurred. Management is unable to estimate the total additional amount that will ultimately be received under the policy.

In January 2005, one of the Company’s international subsidiaries entered into a guarantee agreement with a bank in connection with a $30 million advance by an affiliate of the bank to one of the subsidiary’s suppliers. The subsidiary has entered into an offtake agreement with the supplier with a total purchase commitment of $45 million. The subsidiary’s maximum exposure under the guarantee is $3 million (except in an event of default by the subsidiary under the offtake agreement). The fair value of the guarantee is negligible.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE K — BUSINESS SEGMENTS

The following is a summary of certain financial information by reportable segment:

	Three Months Ended May 31, 2005
					Marketing	Corporate
	Domestic		Domestic		and	and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Eliminations	Consolidated

Net sales-unaffiliated customers	$266,926	$105,501	$391,986	$217,589	$744,777	$(528)	$1,726,251
Intersegment sales	77,071	4,476	243	21,299	26,460	(129,549)	—

Net sales	343,997	109,977	392,229	238,888	771,237	(130,077)	1,726,251

Adjusted operating profit (loss)	57,048	(9,811)	43,294	15,712	21,834	(3,541)	124,536

	Three Months Ended May 31, 2004
					Marketing	Corporate
	Domestic		Domestic		and	and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Eliminations	Consolidated

Net sales-unaffiliated customers	$244,907	$133,719	$283,874	$226,371	$518,337	$(2)	$1,407,206
Intersegment sales	79,177	18,116	930	16,269	17,667	(132,159)	—

Net sales	324,084	151,835	284,804	242,640	536,004	(132,161)	1,407,206

Adjusted operating profit (loss)	25,496	32,564	3,044	22,543	12,494	(7,922)	88,219

	Nine Months Ended May 31, 2005
					Marketing	Corporate
	Domestic		Domestic		and	and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Eliminations	Consolidated

Net sales-unaffiliated customers	$729,460	$330,737	$1,049,188	$622,727	$2,117,684	$2,840	$4,852,636
Intersegment sales	214,134	9,998	567	61,141	83,152	(368,992)	—

Net sales	943,594	340,735	1,049,755	683,868	2,200,836	(366,152)	4,852,636

Adjusted operating profit (loss)	143,774	(2,038)	92,463	55,560	68,418	(13,809)	344,368

Goodwill — May 31, 2005	306	—	27,006	3,230	—	—	30,542

Total assets — May 31, 2005	453,938	253,143	590,304	144,562	727,012	69,369	2,238,328

	Nine Months Ended May 31, 2004
					Marketing	Corporate
	Domestic		Domestic		and	and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Eliminations	Consolidated

Net sales-unaffiliated customers	$600,960	$222,586	$713,312	$522,061	$1,246,238	$116	$3,305,273
Intersegment sales	186,614	43,740	5,090	42,346	33,264	(311,054)	—

Net sales	787,574	266,326	718,402	564,407	1,279,502	(310,938)	3,305,273

Adjusted operating profit (loss)	56,090	38,785	7,536	45,979	27,586	(21,062)	154,914

Goodwill — May 31, 2004	306	—	27,331	2,930	—	—	30,567

Total assets — May 31, 2004	425,829	250,617	466,873	151,073	555,108	54,279	1,903,779

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2005	2004	2005	2004

Net earnings	$71,741	$50,884	$202,041	$84,667
Minority interests	(2,354)	6,941	(1,406)	8,155
Income taxes	46,345	22,539	117,329	41,800
Interest expense	7,608	7,739	23,426	19,728
Discounts on sales of accounts receivable	1,196	116	2,978	564

Adjusted operating profit	$124,536	$88,219	$344,368	$154,914

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2005	2004	2005	2004

Major product information:
Steel products	$1,087,208	$876,447	$3,148,218	$2,013,207
Ferrous scrap	78,701	108,025	265,151	239,043
Nonferrous scrap	138,137	116,691	352,650	278,983
Industrial materials	240,527	146,550	589,288	380,655
Other products	181,678	159,493	497,329	393,385

Net sales	$1,726,251	$1,407,206	$4,852,636	$3,305,273

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2005	2004	2005	2004

Geographic area:
United States	$1,040,687	$880,097	$2,784,110	$2,140,046
Europe	277,607	244,772	983,864	463,853
Asia	235,228	143,624	638,202	373,590
Australia/New Zealand	122,386	91,378	299,939	236,776
Other	50,343	47,335	146,521	91,008

Net sales	$1,726,251	$1,407,206	$4,852,636	$3,305,273

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in millions)	2005	2004	2005	2004

Net sales	$1,726.3	$1,407.2	$4,852.6	$3,305.3
Net earnings	71.7	50.9	202.0	84.7
EBITDA	144.6	99.4	399.5	198.5

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

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in millions)	2005	2004	2005	2004

Net earnings	$71.7	$50.9	$202.0	$84.7
Interest expense	7.6	7.7	23.4	19.7
Income taxes	46.3	22.5	117.3	41.8
Depreciation and amortization	19.0	18.3	56.8	52.3

EBITDA	$144.6	$99.4	$399.5	$198.5

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

Overview Our EBITDA increased by 45% to $144.6 million and by 101% to $399.5 million for the three and nine months ended May 31, 2005, respectively, as compared to 2004. The following financial events were significant during our third quarter ended May 31, 2005:

•	Our record third quarter 2005 net earnings reflected seasonally improved construction markets which were partially offset by softening in some global markets.

•	Increases in our selling prices and margins resulted in significantly higher adjusted operating profits in all of our segments, except for recycling and our minimill in Poland (CMCZ).

•	Our domestic steel mills’ adjusted operating profit increased due to much higher selling prices and metal margins, which more than offset a decline in finished goods shipments compared to the prior year’s third quarter.

•	Selling prices, margins and shipments at CMCZ decreased as compared to 2004 due largely to the relatively strong Polish Zloty which limited its exports and weak construction activity in Western Europe, notably Germany, which encouraged more competition in Poland.

•	Adjusted operating profit in our domestic fabrication segment increased significantly due to higher selling prices, margins and increased shipments.

•	Ferrous and nonferrous scrap prices were volatile with ferrous decreasing and nonferrous increasing during the third quarter 2005 as compared to 2004. Total domestic scrap processed and shipped decreased in 2005.

•	Adjusted operating profit in our marketing and distribution segment increased significantly due to robust demand across multiple product lines and geographic areas.

•	Our overall effective tax rate increased to 40% as compared to 28% in 2004 due to shifts in profitability among tax jurisdictions.

We continued to benefit in our third quarter ended May 31, 2005 from our long-enacted strategy of vertical integration and diversification. While global economic growth moderated, our end-use markets in the United States remained healthy. The Chinese government took steps to slow the growth rate of fixed investment in certain sectors and to reduce steel exports which resulted in near-term softening of global steel markets. Poor market conditions in western Europe (especially in Germany and Italy) created downward pressure on prices for steel, as well as slowing of shipments at the mill level. On the other hand, ferrous scrap and freight costs moderated.

SEGMENT OPERATING DATA

See Note K — Business Segments, to the condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2005	2004	2005	2004

NET SALES:
Domestic mills	$343,997	$324,084	$943,594	$787,574
CMCZ*	109,977	151,835	340,735	266,326
Domestic fabrication**	392,229	284,804	1,049,755	718,402
Recycling	238,888	242,640	683,868	564,407
Marketing and distribution	771,237	536,004	2,200,836	1,279,502
Corporate and eliminations	(130,077)	(132,161)	(366,152)	(310,938)

	$1,726,251	$1,407,206	$4,852,636	$3,305,273

* Acquired December 3, 2003

** Acquired Lofland December 23, 2003

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2005	2004	2005	2004

ADJUSTED OPERATING PROFIT (LOSS):

Domestic mills	$57,048	$25,496	$143,774	$56,090
CMCZ*	(9,811)	32,564	(2,038)	38,785
Domestic fabrication**	43,294	3,044	92,463	7,536
Recycling	15,712	22,543	55,560	45,979
Marketing and distribution	21,834	12,494	68,418	27,586
Corporate and eliminations	(3,541)	(7,922)	(13,809)	(21,062)

* Acquired December 3, 2003

** Acquired Lofland December 23, 2003

Domestic Mills We include our four domestic steel and our copper tube minimills in our domestic mills segment. Our domestic mills segment’s adjusted operating profit for the three months ended May 31, 2005 increased by $31.6 million (124%) as compared to 2004 on $19.9 million (6%) more net sales. For the nine months ended May 31, 2005, adjusted operating profit increased by $87.7 million (156%) on $156.0 million (20%) more net sales as compared to 2004. Net sales and adjusted operating profit were higher due to higher selling prices which resulted in increased metal margins (our average selling price less our average cost of scrap used in production) for our domestic steel mills.

Selling prices for our domestic steel minimills increased significantly for the three and nine months ended May 31, 2005 as compared to 2004 due to strong global demand for steel. Our higher selling prices were only partially offset by increases in steel scrap purchase and other input costs. Therefore, our overall metal margins increased for the three and nine months ended May 31, 2005. Average scrap purchase costs were higher than last year due primarily to increased world demand for ferrous scrap. However, ferrous scrap purchase prices decreased significantly late in our third quarter.

The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended				Nine Months Ended
	May 31,		Increase		May 31,		Increase
	2005	2004	$	%	2005	2004	$	%

Average mill selling price (total sales)	$476	$409	$67	16%	$478	$354	$124	35%
Average ferrous scrap purchase price	175	171	4	2%	182	145	37	26%
Average metal margin	276	221	55	25%	270	199	71	36%

Overall, the mills’ production levels (tons melted and rolled) for the three and nine months ended May 31, 2005 decreased as compared to 2004 as we controlled our inventory levels. Shipments decreased for the three and nine months ended May 31, 2005 as compared to 2004 due to reduced orders from distributor customers with excessive inventories as well as deferred purchases by end-users in anticipation of possibly lower prices. The table below reflects our domestic steel minimills’ operating statistics (tons in thousands):

	Three Months Ended				Nine Months Ended
	May 31,		(Decrease)		May 31,		(Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%

Tons melted	587	613	(26)	(4)%	1,671	1,741	(70)	(4)%
Tons rolled	544	581	(37)	(6)%	1,562	1,662	(100)	(6)%
Tons shipped	607	632	(25)	(4)%	1,659	1,807	(148)	(8)%

All of our domestic steel minimills, except SMI Arkansas, were more profitable for the three and nine months ended May 31, 2005 as compared to 2004 because the increases in selling prices more than offset higher scrap purchase costs and the impact of lower shipments. SMI Arkansas incurred increased rail input costs and utilized more billets (a higher-priced alternative to rail) during the three months ended May 31, 2005 as compared to 2004. During the nine months ended May 31, 2005, SMI Arkansas incurred $2.3 million LIFO expense as compared to $210 thousand LIFO income in 2004. Adjusted operating profits for our domestic steel minimills were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	May 31,		Increase (Decrease)		May 31,		Increase (Decrease)
	2005	2004	$	%	2005	2004	$	%

SMI Texas	$24,142	$4,147	$19,995	482%	$59,900	$15,590	$44,310	284%
SMI South Carolina	15,154	4,659	10,495	225%	36,749	7,280	29,469	405%
SMI Alabama	11,094	8,437	2,657	31%	29,579	14,589	14,990	103%
SMI Arkansas	1,189	2,111	(922)	(44)%	4,389	4,455	(66)	(1)%

LIFO income for our domestic steel mills was $6.3 million during the three months ended May 31, 2005 as compared to $5.7 million LIFO expense in 2004. Our total utility costs were about the same in 2005 as compared to 2004. Our ferroalloys costs increased $2.9 million in 2005 as compared to 2004. Our costs for graphite electrodes increased slightly for the three months ended May 31, 2005 as compared to 2004. SMI Alabama received a $1.5 million utility refund during the three months ended May 31, 2004.

During the nine months ended May 31, 2005, SMI Texas and SMI South Carolina recorded $4.5 million and $4.0 million, respectively, from insurance recoveries (see Note J — Contingencies, to the condensed consolidated financial statements). Overall, our domestic steel mills recorded $19.7 million LIFO expense in 2005 as compared to $8.8 million in 2004. Utility expenses increased by $1.4 million in 2005 as compared to 2004. Electricity decreased by $490 thousand due to a utility credit at SMI Texas and lower usage at SMI Texas and SMI South Carolina. Electric rates were consistent in 2005 as compared to 2004. Natural gas costs increased by $1.9 million due to significantly higher rates in 2005 as compared to 2004, although year-to-date natural gas usage decreased 8%. Costs for ferroalloys increased by $14.6 million for the nine months ended May 31, 2005 as compared to 2004, due largely to higher demand from U.S. mills, the impact of the weaker U.S. dollar and higher ocean freight costs on these imported items.

The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended				Nine Months Ended
	May 31,		Increase (Decrease)		May 31,		Increase (Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%

Pounds shipped (in millions)	18.0	19.5	(1.5)	(8)%	50.1	52.0	(1.9)	(4)%
Pounds produced (in millions)	14.5	17.1	(2.6)	(15)%	46.8	49.6	(2.8)	(6)%
Average selling price	$1.93	$1.89	$0.04	2%	$1.88	$1.63	$0.25	15%
Average copper scrap purchase price	$1.42	$1.26	$0.16	13%	$1.34	$1.05	$0.29	28%
Average metal margin	$0.51	$0.63	$(0.12)	(19)%	$0.54	$0.58	($0.04)	(7)%

Our copper tube minimill’s adjusted operating profit was $1.7 million for the three months ended May 31, 2005, as compared to $2.4 million in 2004. For the nine months ended May 31, 2005, our copper tube minimill’s adjusted operating profit decreased $1.4 million (22%) to $4.9 million. Demand from our commercial and residential end- users was relatively steady. However, our average copper scrap purchase cost increased more than our average selling price resulting in decreased metal margins in 2005. Our shipments and production for the three and nine months ended May 31, 2005 decreased as compared to 2004. Some customer manufacturing has moved offshore and plastic has substituted for copper in some plumbing applications. Our copper tube mill recorded $1.7 million LIFO income and $355 thousand LIFO expense for the three and nine months ended May 31, 2005 as compared to $3.4 million and $5.9 million LIFO expense in 2004, respectively.

CMCZ On December 3, 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), a steel minimill in Zawiercie, Poland.

The following table reflects CMCZ’s operating statistics and average prices per short ton:

	Three Months Ended							Nine Months Ended
	May 31,				Increase (Decrease)			May 31,
	2005		2004		Amount		%		2005
Tons melted (thousands)	219		402		(183)		(46)%	750
Ton rolled (thousands)	198		311		(113)		(36)%	606
Tons shipped (thousands)	244		328		(84)		(26)%	704
Average mill selling price (total sales)	1,313	PLN	1,774	PLN	(461)	PLN	(26)%	1,502	PLN
Average ferrous scrap purchase price	607	PLN	765	PLN	(158)	PLN	(21)%	786	PLN
Average metal margin	596	PLN	880	PLN	(284)	PLN	(32)%	625	PLN
Average mill selling price(total sales)	$417		$450		$(33)		(7)%	$458
Average ferrous scrap purchase price	$182		$195		$(13)		(7)%	$214
Average metal margin	$189		$223		$(34)		(15)%	$191

CMCZ recorded net sales of $110.0 million for the three months ended May 31, 2005 as compared to $151.8 million in 2004. Net sales were $340.7 million for the nine months ended May 31, 2005. The change in foreign currency exchange rates increased net sales by $22.6 million for the three months ended May 31, 2005 as compared to 2004. However, overall net sales for the three months ended May 31, 2005 decreased by $41.8 million (28%) as compared to 2004. CMCZ reported an adjusted operating loss of $9.8 million for the three months ended May 31, 2005 as compared to an adjusted operating profit of $32.6 million in 2004. For the nine months ended May 31, 2005, CMCZ reported an adjusted operating loss of $2.0 million. Selling prices, metal margins and shipments decreased significantly in 2005 as compared to 2004. Although the weather improved seasonally, construction activity was weak in Western Europe (especially in Germany and Italy), which led to greater competition in Poland. Our ability to export CMCZ’s products from Poland to other key international markets was limited due to the strong Polish Zloty, especially relative to the Euro. During the three and nine months ended May 31, 2005, we recorded $6.6 million and $9.7 million, respectively, to writedown CMCZ’s finished goods inventory to its net realizable value due to lower selling prices and an overstocked inventory position due to weak winter sales. Also, the change in foreign currency exchange rates increased our adjusted operating loss by $1.5 million for the three months ended May 31, 2005 as compared to 2004.

Domestic Fabrication Our domestic fabrication plants’ shipments and average selling prices per ton were as follows:

	Three Months Ended				Nine Months Ended
	May 31,		Increase		May 31,		Increase
	2005	2004	Amount	%	2005	2004	Amount	%
Tons shipped (in thousands)	347	341	6	2%	971	877	94	11%
Average selling price*	$864	$625	$239	38%	$845	$591	$254	43%

*	excluding stock and buyout sales

Our domestic fabrication businesses reported an adjusted operating profit of $43.3 million for the three months ended May 31, 2005 as compared to an adjusted operating profit of $3.0 million in 2004. Net sales were $392.2 million in 2005, an increase of $107.4 million (38%) as compared to 2004. Our adjusted operating profit increased in 2005 as compared to 2004 due primarily to significantly higher average selling prices in all of our product areas (rebar fabrication, construction-related products, steel fence posts, steel joists, cellular beams, structural steel and heat treating) and more stable input costs. Market conditions were excellent, enabling us to obtain the higher selling prices and increase overall shipments to meet demand. We recorded $149 thousand of LIFO income in our domestic fabrication segment for the three months ended May 31, 2005 as compared to $10.3 million LIFO expense in 2004. We recorded an impairment charge of $2.9 million (in selling, general and administrative expenses) during the three months ended May 21, 2004 attributable to certain assets of our former cellular beam facility in Virginia.

Our domestic fabrication segment’s adjusted operating profit increased to $92.5 million during the nine months ended May 31, 2005 as compared to $7.5 million in 2004. Our net sales increased by $331.4 million (46%) in 2005 as compared to 2004. These increases in net sales and profitability were due to higher average selling prices, favorable input costs, and more tons shipped in 2005 as compared to 2004. On December 23, 2003, we acquired 100% of the stock of the Lofland Company (Lofland). During the first four months of 2005, this acquisition accounted for $38.1 million and $1.6 million in net sales and adjusted operating profit, respectively, and also accounted for 56 thousand tons shipped during the same period. Our LIFO expense was $9.1 million for the nine months ended May 31, 2005 as compared to $13.2 million in 2004.

Recycling Our recycling segment reported adjusted operating profits of $15.7 million and $55.6 million, respectively, for the three and nine months ended May 31, 2005 as compared to adjusted operating profits of $22.5 million and $46.0 million in 2004. Net sales for the three months and nine months ended May 31, 2005 were 2% lower and 21% higher, respectively, at $238.9 million and $683.9 million, as compared to 2004. Gross margins decreased by 10% for the three months ended May 31, 2005, as compared to 2004. Although our adjusted operating profit decreased in the third quarter 2005 as compared to our record in 2004, 2005 was our second most profitable third quarter ever. The ferrous scrap market was extremely volatile during the three months ended May 31, 2005. Ferrous scrap selling prices decreased significantly from the beginning to the end of the quarter. Also, our ferrous scrap shipments decreased due to production cutbacks and cautious buying by our steel mill customers. For the nine months ended May 31, 2005, gross margins increased 17% as compared to 2004. Our average ferrous sales price on a year-to-date basis increased due to strong domestic and export markets as compared to 2004. Year-to-date 2005 ferrous shipments decreased as compared to 2004. During the three and nine months ended May 31, 2005, our nonferrous selling prices and shipments increased due to higher demand for aluminum, copper and stainless steel scrap. However, selling prices for aluminum scrap decreased significantly in May 2005 due to problems in the U. S. auto sector, high petroleum costs, and other global economic conditions.

The following table reflects our recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended				Nine Months Ended
	May 31,		Increase (Decrease)		May 31,		Increase (Decrease)
	2005	2004	Amount	%	2005	2004	Amount	%

Ferrous sales price	$184	$192	$(8)	(4)%	$200	$165	$35	21%
Nonferrous sales price	$1,698	$1,534	$164	11%	$1,609	$1,367	$242	18%
Ferrous tons shipped	491	570	(79)	(14)%	1,424	1,493	(69)	(5)%
Nonferrous tons shipped	76	72	4	6%	215	190	25	13%
Total volume processed and shipped*	869	972	(103)	(11)%	2,519	2,544	(25)	(1)%

*	Includes our processing plants affiliated with our domestic steel mills.

Our LIFO expense was $1.8 million and $3.0 million, respectively, for the three and nine months ended May 31, 2005 as compared to $582 thousand and $2.9 million expense in 2004.

Marketing and Distribution Our marketing and distribution segment’s net sales increased by $235.2 million (44%) and $921.3 million (72%), respectively, for the three and nine months ended May 31, 2005 as compared to 2004. Foreign currency exchange rate fluctuations caused $15.0 million and $48.0 million of these increases. Our adjusted operating profits for the three and nine months ended May 31, 2005 were all-time records of $21.8 million and $68.4 million, respectively, as compared to $12.5 million and $27.6 million in 2004. The increases in our net sales and adjusted operating profits were due primarily to overall higher shipments and selling prices for our broad array of product lines in 2005 as compared to 2004. Shipments and margins increased significantly in 2005 as compared to 2004 for aluminum, copper, brass and stainless steel products. However, our sales of steel products declined in certain markets. Our 2005 sales, shipments and profits for industrial materials and products including minerals, ores, refractories, ferroalloys and various metals and alloys were at record levels because of globally strong demand from the metals industry and short supply. Our value-added downstream and processing businesses were also more profitable in 2005 as compared to 2004. Sales to and within the United States, Asia (including China), Australia and Europe increased in 2005 as compared to 2004. Our LIFO expense was $4.0 million and $3.8 million, respectively, for the three and nine months ended May 31, 2005 as compared to $5.0 million and $5.1 million in 2004. Foreign currency exchange rate fluctuations increased our adjusted operating profits by $640 thousand for the three months ended May 31, 2005 and had a negligible impact for the nine months ended May 31, 2005. During the nine months ended May 31, 2004, we recognized a $1.5 million gain on our forward purchase of Polish Zlotys related to our acquisition of CMCZ.

Corporate and Eliminations Discretionary items, such as bonuses and profit sharing, increased commensurate with our increased profitability for the three and nine months ended May 31, 2005 as compared to 2004. During the nine months ended May 31, 2004, we incurred a $3.1 million charge from the repurchase of $90 million of our notes otherwise due in 2005.

CONSOLIDATED DATA

On a consolidated basis, the LIFO method of inventory valuation increased our net earnings by $1.5 million and decreased net earnings by $16.3 million (2 cents and 27 cents per diluted share) for the three months ended May 31, 2005 and 2004, respectively. For the nine months ended May 31, 2005, our after-tax LIFO expense was $23.4 million (38 cents per diluted share) as compared to $23.3 million (39 cents per diluted share) in 2004.

Our overall selling, general and administrative expenses decreased by $7.9 million (7%) and increased by $60.7 million (23%), for the three and nine months ended May 31, 2005, respectively, as compared to 2004. During the three months ended May 31, 2004, we accrued $11.3 million more in discretionary bonuses and for our long-term cash incentive performance plan, as compared to 2005 as profitability surged in the quarter. Most of the increases in selling, general and administrative expenses for the nine months ended May 31, 2005 as compared to 2004 were for discretionary bonuses and profit sharing accruals due to much higher earnings. Our acquisitions of CMCZ and Lofland accounted for $10.0 million of the increase for the nine months ended May 31, 2005. Our selling, general and administrative expenses for the three months ended May 31, 2004 included an asset impairment charge of $2.9 million. Also, we incurred losses on reacquisition of debt of $3.1 during the nine months ended May 31, 2004. Foreign currency fluctuations resulted in increases in selling, general and administrative expenses of $1.3 million and $917 thousand for the three and nine months ended May 31, 2005 as compared to 2004.

Interest expense for the three months ended May 31, 2005 was slightly less than 2004. During the nine months ended May 31, 2005, our interest expense increased by $3.7 million, as compared to 2004, primarily due to increased discount costs on extended-term documentary letters of credit and higher average short-term borrowings at CMCZ. In addition, short-term interest rates increased more than 1% on an annualized basis during the nine months ended May 31, 2005 as compared to 2004.

Our overall effective tax rate for the three months ended May 31, 2005 increased to 40% as compared to 28% in 2004 due to a shift in profitability from low tax jurisdictions (Poland) to those domestic jurisdictions subject to state taxes. We anticipate that our effective tax rate for the year ending August 31, 2005 will be 36.9%.

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

During the nine months ended May 31, 2005, we filed our insurance claim of $20.2 million, subject to future adjustment and including a deductible, for the failures of our transformers at SMI Texas in June 2004 and recorded an advance from the insurance carrier of $4.5 million (in net sales). Also, we filed our initial claim of $18.1 million (subsequently reduced to $17.7 million) subject to future adjustment including a deductible for reimbursement from our insurance carrier for the August 2003 transformer failure at SMI South Carolina and recorded an advance from the insurance carrier of $4.0 million (in net sales). Our ultimate total recoveries of these claims remains dependent on the resolution of issues regarding lost sales, prices, costs incurred and avoided, deductible amounts and other factors. Therefore, we cannot reasonably estimate the amount of our total recoveries at this time.

NEAR-TERM OUTLOOK

Overall, our outlook is positive for our fourth quarter ending August 31, 2005. Assuming no additional income from the transformer insurance claims, we anticipate our fourth quarter LIFO diluted net earnings per share will be between $1.15 and $1.30. Our domestic steel mill metal margins should remain stable at relatively high levels. We have planned some downtime at the mills to control our inventories. We expect that our copper tube minimill will continue to be profitable, but at modest levels. We believe that CMCZ will return to profitability in spite of weaker steel market conditions in Europe. Selling prices in our domestic fabrication segment have continued to increase, material purchase costs have stabilized and demand for these products remains strong. Therefore, we expect our domestic fabrication segment to be more profitable during the fourth quarter of 2005 as compared to the third quarter. Our recycling segment’s net earnings will decrease due to lower ferrous scrap selling prices. We expect that our marketing and distribution segment should continue to be very profitable with increased shipments and margins in diversified markets and product lines compensating for decreases in sales of certain products. Recoveries from our South Carolina and Texas steel mill transformer insurance claims may be substantial, but the timing of recoveries and the ultimate total recoverable amounts are uncertain.

We anticipate that our capital spending for our fiscal 2005 will be $100 million, including acquisition costs for a shredder at CMCZ and a continuous caster project at our SMI Texas melt shop.

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

We rely upon cash flows from operating activities, and to the extent necessary, external short-term financing sources for liquidity. Our short-term financing sources include the issuance of commercial paper, sales and securitization of accounts receivable, documentary letters of credit with extended terms, short-term trade financing arrangements and borrowing under our bank credit facilities. From time to time, we have issued long-term public and private debt. See Note F – Credit Arrangements, to the condensed consolidated financial statements. Our investment grade credit ratings and general business conditions affect our access to external financing on a cost-effective basis. Depending on the price of our common stock, we may realize significant cash flows from the exercise of stock options.

Moody’s Investors Service (P-2) and Standard & Poor’s Corporation (A-2) rate our $400 million commercial paper program in the second highest category. (See Note F – Credit Arrangements to the condensed consolidation financial statements.) To support our commercial paper program, we have an unsecured contractually committed revolving credit agreement with a group of banks. In May 2005, our $275 million facility was renewed and amended, resulting in an increase from $275 to $400 million. Our amended facility expires in May 2010. Under the Program, our commercial paper capacity is reduced by our outstanding standby letters of credit. The costs of our revolving credit agreement may be impacted by a change in our credit ratings. Also, we have numerous informal, uncommitted, short-term credit facilities available from domestic and international banks. These credit facilities are available to support import letters of credit, foreign exchange transactions and, in certain instances, short-term working capital loans.

Our long-term public debt was $360.1 million at May 31, 2005 and is investment grade rated by Standard & Poors’ Corporation (BBB) and by Moody’s Investors Services (Baa2). We believe we have access to the public markets for potential refinancing or the issuance of additional long-term debt. During the nine months ended May 31, 2004, we repurchased $90 million of our 7.20% notes otherwise due in 2005 and issued $200 million of 5.625% notes due November 2013.

In March 2004, we refinanced the notes payable that we assumed upon the acquisition of CMCZ with a five year term note for 150 million PLN ($38.4 million) and a revolving credit facility with maximum borrowings of 60 million PLN ($18.0 million). During the three months ended May 31, 2005, we increased the revolving credit facility’s maximum borrowings to 120 million PLN ($36.0 million) and on March 2, 2005, extended its term by one year. The term note and the revolving credit facility are secured by the majority of CMCZ’s assets. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.

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

Certain of our financing agreements include various covenants. Our amended revolving credit agreement contains financial covenants which require that we (a) not permit our ratio of consolidated long-term debt (including current maturities) to total capitalization (defined as stockholders’ equity less intangible assets plus long-term debt) to be greater than 0.60 to 1.00 at any time and, (b) not permit our quarterly ratio of consolidated EBITDA to consolidated interest expense on a rolling twelve month basis to be less than 2.50 to 1.00. At May 31, 2005, our ratio of consolidated debt to total capitalization was 0.34 to 1.00. Our ratio of consolidated EBITDA to interest expense for the nine months ended May 31, 2005 was 17.1 to 1.00, which exceeded the EBITDA ratio for the past twelve months. In addition, our credit agreement contains covenants that restrict our ability to, among other things:

•	create liens;

•	enter into transactions with affiliates;

•	sell assets;

•	in the case of some of our subsidiaries, guarantee debt; and

•	consolidate or merge.

The indenture governing our long-term public debt contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions, consolidate or merge and limits the ability of some of our subsidiaries to incur certain types of debt or to guarantee debt. Also, our five-year term note at CMCZ contains certain covenants including debt to EBITDA, debt to equity and tangible net worth requirements (as defined for CMCZ only). We have complied with the requirements, including the covenants of our financing agreements as of and for the nine months ended May 31, 2005.

Off-Balance Sheet Arrangements For added flexibility, we may secure financing through sales of certain accounts receivable both in the U.S. and internationally. See Note D – Sales of Accounts Receivable, to the condensed consolidated financial statements. Our U.S. securitization program provides for such sales in an amount not to exceed $130 million, and our European and Australian subsidiaries can sell, without recourse, up to 25 million Great British pounds and 50 million Australian dollars of additional accounts receivable. We may continually sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. Our U.S. securitization program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement, and contains covenants requiring a maximum consolidated debt to capitalization ratio of 0.55 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with these requirements as of and for the nine months ended May 31, 2005. On June 22, 2005, these covenants were amended to conform to the same requirements contained in our amended revolving credit agreement.

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

During the nine months ended May 31, 2005, we generated $33.2 million of net cash flows from our operating activities as compared to the $103.3 million of net cash flows used by our operating activities for the nine months ended May 31, 2004. During the three months ended May 31, 2005, $60.4 million of net cash flows were provided from our operating activities as compared to $1.3 million of net cash flows provided by our operating activities in 2004. Our net earnings were $117.4 million higher for the nine months ended May 31, 2005 as compared to 2004. Excluding the $20.4 million impact of foreign currency exchange rate fluctuations, our accounts receivable and inventories increased $297.1 million during the nine months ended May 31, 2005 as compared to an increase in these items of $431.3 million in 2004. Accounts receivable significantly increased in 2005, primarily due to higher selling prices and shipments. Most of the increases were in our domestic fabrication and marketing and distribution segments. Inventories increased primarily at our domestic steel mills, at our domestic fabrication facilities and in our marketing and distribution segment during the nine months ended May 31, 2005. The increase in inventories was primarily due to higher purchase costs and quantities. Our income taxes payable increased by $18.9 million during the nine months ended May 31, 2005 due to higher earnings as compared to 2004. Conversely, our accounts payable decreased by $5.5 million (excluding effects of foreign currency fluctuations) during the nine months ended May 31, 2005 due primarily to shorter payment terms with our vendors in domestic steel mills and lower scrap purchases at CMCZ. Also, during the nine months ended May 31, 2005, we utilized more documentary letters of credit in our marketing and distribution segment to obtain extended payment terms with our suppliers, which resulted in a decrease in our accounts payable.

We invested $67.9 million in property, plant and equipment during the nine months ended May 31, 2005 as compared to $33.2 million in 2004. We expect our capital spending for fiscal 2005 to be $100 million. We assess our capital spending each quarter and reevaluate our requirements based upon current and expected results. We had no major financing activities during the nine months ended May 31, 2005. In November 2003, we issued $200 million of long-term notes due in 2013. The proceeds from this offering were used to purchase $90 million of our notes otherwise due in 2005 and to finance our subsequent purchases of CMCZ and Lofland.

At May 31, 2005, 58,748,644 common shares were issued and outstanding with 5,781,688 held in our treasury. On January 10, 2005, we paid a two-for-one stock split in the form of a 100% stock dividend on our common stock. We also increased our quarterly cash dividend to 6 cents per common share on the increased number of shares resulting from the stock dividend. During the three months ended May 31, 2005, we purchased 1,944,610 of our common shares for our treasury at an average cost of $26.06 per share. See Note H – Stockholders’ Equity and Earnings per Share to our condensed consolidated financial statements. As these treasury share purchases occurred late in the third quarter, they did not significantly impact our basic or diluted earnings per share for the three or nine months ended May 31, 2005. During the twelve months following May 31, 2005, we are scheduled to repay $10 million in long-term debt principal when it matures in July 2005. Our $8.1 million trade financing arrangement will be liquidated with cash flows from our operating activities. At May 31, 2005, we had $60 million and $365 million capacity under our domestic accounts receivable securitization and commercial paper programs, respectively. Therefore, we believe that we have sufficient liquidity to enable us to meet our contractual obligations of $1.0 billion over the next twelve months, the majority of which are expenditures associated with normal revenue-producing activities, and to make the remainder of our planned capital expenditures of $100 million for fiscal 2005.

CONTRACTUAL OBLIGATIONS

The following table represents our contractual obligations as of May 31, 2005:

	Payments Due By Period*
		Less than			More than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$409,424	$22,515	$74,601	$112,243	$200,065
Trade financing arrangement(1) (2)	8,071	2,904	5,167	—	—
Interest(3)	138,003	24,691	44,506	29,411	39,395
Operating leases(4)	85,771	19,127	29,783	16,720	20,141
Purchase obligations(5)	1,280,110	966,471	233,649	66,037	13,953

Total contractual cash obligations	$1,921,379	$1,035,708	$387,706	$224,411	$273,554

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the May 31, 2005 condensed consolidated balance sheet. See Note F, Credit Arrangements, to the condensed consolidated financial statements.

(2)	Payments will be due only if steel is delivered in conformance with the related supply agreement, for which purchase prices are negotiated in advance of each delivery.

(3)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of May 31, 2005.

(4)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of May 31, 2005.

(5)	About 93% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Most of the remainder is for supplies associated with normal revenue-producing activities.

Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2005, we had committed $35.0 million under these arrangements. All of the commitments expire within one year.

In January 2005, we entered into a guarantee agreement to assist one of our Chinese coke suppliers to obtain pre-production financing from a bank. See Note J – Contingencies, to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, production rates, energy expense, interest rates, inventory levels, acquisitions and general market conditions. These forward-looking statements generally can be identified by phrases such as we “expect,” “anticipate” “believe,” “ought,” “should,” “likely,” “appear,”, “project,” “forecast,” “presume,” “will,” or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:

•	construction activity,

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes,

•	metals pricing over which we exert little influence,

•	interest rate changes,

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing,

•	court decisions,

•	industry consolidation or changes in production capacity or utilization,

•	global factors including political and military uncertainties,

•	credit availability,

•	currency fluctuations,

•	energy and supply prices,

•	disputes as to insurance coverage or the extent of lost income subject to reimbursement which could result in a lengthy delay or failure to obtain recovery under business interruption insurance,

•	decisions by governments impacting the level of steel imports, and

•	the pace of overall economic activity, particularly China.

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

PART II            OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004, filed November 12, 2004, with the Securities and Exchange Commission and Item I. Legal Proceedings in the Company’s Form 10-Q for the period ended February 28, 2005, filed April 8, 2005, with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Total
				Number of	Maximum
				Shares	Number of
				Purchased	Shares that
				As Part of	May Yet Be
	Total			Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
	Purchased		Per Share	Programs	Programs
As of March 1, 2005					1,944,610	(1)
March 1, 2005 – March 31, 2005	282	(2)	$31.785
April 1, 2005 – April 30, 2005	1,213,900		$26.51	1,213,900
May 1, 2005 – May 31, 2005	736,756	(3)	$25.30	730,710	-0-	(1)
As of May 31, 2005					2,000,000	(4)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced March 17, 2003, as adjusted for two-for-one stock dividend paid in January, 2005. Share repurchases under this authorization were completed on May 13, 2005.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price upon exercise.

(3)	Includes 6,046 shares tendered to the Company by employee stock option holders in payment of the option purchase price upon exercise.

(4)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced May 24, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS

     Exhibits required by Item 601 of Regulation S-K.

10.1	Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 22, 2005 (filed herewith).

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

July 11, 2005	/s/ William B. Larson

William B. Larson
Vice President
& Chief Financial Officer

July 11, 2005	/s/ Malinda G. Passmore

Malinda G. Passmore
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 22, 2005 (filed herewith).

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).