Form 10-K
period 2005-08-31
COMMERCIAL METALS CO
filed 2005-11-09
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-4304

Commercial Metals Company
(Exact name of registrant as specified in its charter)

Delaware	75-0725338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 N. MacArthur Blvd, Irving, TX (Address of principal executive offices)	75039 (Zip Code)
Registrant’s telephone number, including area code:
(214) 689-4300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $5 par value	New York Stock Exchange
Rights to Purchase Series A Preferred Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑     or     No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     or     No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the common stock on November 7, 2005, held by non-affiliates of the registrant, based on the closing price of $32.99 per share on November 7, 2005 on the New York Stock Exchange, was approximately $1,811,487,000. (For purposes of determination of this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates.)
      The number of shares outstanding of common stock as of November 7, 2005, was 58,236,106.
DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the following document are incorporated by reference into the listed Part of Form 10-K:
      Registrant’s definitive proxy statement for the annual meeting of stockholders to be held January 26, 2006 — Part III

COMMERCIAL METALS COMPANY

PART I
Item 1:	Business
Item 2:	Properties
Item 3:	Legal Proceedings
Item 4:	Submission of Matters to a Vote of Security Holders
PART II
Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6:	Selected Financial Data
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk
Item 8:	Financial Statements and Supplementary Data
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A:	Controls and Procedures
Item 9B:	Other Information
PART III
Item 10:	Directors and Executive Officers of the Registrant
Item 11:	Executive Compensation
Item 12:	Security Ownership of Certain Beneficial Owners and Management
Item 13:	Certain Relationships and Related Transactions
Item 14:	Principal Accounting Fees and Services
PART IV
Item 15:	Exhibits, Financial Statement Schedules
Signatures
Index to Exhibits
Statement Re: Computation of Earnings to Fixed Charges
Subsidiaries of Registrant
Consent of Independent Registered Public Accounting Firm
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
DOMESTIC MILLS SEGMENT
     We conduct our domestic mills operations through a network of:
—	4 steel mills, commonly referred to as “minimills”, that produce reinforcing bar, angles, flats, rounds, fence-post sections and other shapes;

—	scrap processing facilities that directly support these minimills; and

—	a copper tube minimill.
     Minimills. We operate four steel minimills which are located in Texas, Alabama, South Carolina and Arkansas. The minimills produce reinforcing bar, angles, flats, small beams, rounds, fence-post sections and other shapes. We utilize a fleet of trucks that we own and private haulers to transport finished products from the minimills to our customers and our fabricating shops. To minimize the cost of our products, we try to operate all four minimills at full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at domestic competitors, customer inventory levels or a decrease in construction activity may reduce demand for our products and limit our ability to operate the minimills at full capacity. Through our operations and capital improvements, we strive to increase productivity and capacity at the minimills and enhance our product mix. Since the steel minimill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years we have spent approximately $81 million or 38% of our total capital expenditures on projects at our domestic steel minimills.
     The following table compares the amount of steel (in tons) melted, rolled and shipped by our four minimills in the past three fiscal years:

	2003	2004	2005
Tons Melted	2,081,000	2,265,000	2,173,000
Tons Rolled	1,972,000	2,195,000	2,024,000
Tons Shipped	2,284,000	2,401,000	2,266,000

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
     Our Texas minimill manufactures a full line of bar size products including reinforcing bar, angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. Our Texas minimill sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. The Texas minimill primarily ships its products to customers located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico. It also ships products to approximately 30 other states and to Mexico. Our Texas minimill melted 870,000 tons during 2005 compared to 884,000 tons during 2004, and rolled 762,000 tons, a decrease of 30,000 tons from 2004.
     The Alabama minimill recorded 2005 melt shop production of 628,000 tons, a decrease of 32,000 tons from 2004. The Alabama minimill rolled 473,000 tons, a decrease of 65,000 tons from 2004. Our Alabama minimill primarily manufactures products that are larger in size as compared to products manufactured by our other three minimills. Such larger size products include mid-size structural steel products including angles, channels, wide flange beams of up to eight inches and special bar quality rounds and flats. Our Alabama minimill sells primarily to service centers, as well as to the construction, manufacturing, and fabricating industries. The Alabama minimill primarily ships its products to customers located in Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.
     Our South Carolina minimill manufactures a full line of bar size products which primarily include steel reinforcing bar. The minimill also manufactures angles, rounds, squares, fence post sections and flats. The South Carolina minimill ships its products to customers located in the Southeast and mid-Atlantic areas which include the states from Florida through southern New England. During 2005, the South Carolina minimill melted 674,000 tons and rolled 655,000 tons compared to 721,000 tons melted and 727,000 tons rolled during 2004.
     The primary raw material for our Texas, Alabama and South Carolina minimills is secondary, or scrap, ferrous metal. We purchase the raw material from suppliers generally within a 300 mile radius of each minimill. Ten secondary metals recycling plants located in Texas, South Carolina and Georgia are operated by our steel group due to the predominance of secondary ferrous metals sales to the nearby steel group operated minimills. Two of the segment’s ten recycling plants operate automobile shredders. The eight smaller facilities assist the two larger locations with shredders and our nearby minimills with the acquisition of ferrous scrap. These metal recycling plants processed and shipped 1,164,000 tons of primarily ferrous scrap metals during 2005. We believe the supply of scrap is adequate to meet our future needs, but it has historically been subject to significant price fluctuations which have occurred more rapidly during the last two years. All three minimills also consume large amounts of electricity and natural gas. Although we have not had any significant curtailments and believe that supplies are adequate, the price we pay for both electricity and natural gas has increased substantially during the past year. Regional and national energy supply and demand levels affect the prices we pay for electricity and natural gas.
     The smaller Arkansas minimill does not have a melt shop or continuous casting equipment. The Arkansas minimill manufacturing process begins with a reheating furnace utilizing used rail acquired primarily salvaged from railroad abandonments and excess billets acquired from either our other mills or unrelated suppliers as its raw material. The remainder of the manufacturing process utilizes rolling mill, cooling bed and finishing equipment and support facilities similar to, but on a smaller scale, than those at our other minimills. The Arkansas minimill primarily manufactures metal fence post stock, small diameter reinforcing bar, sign posts and bed frame angles with some flats, angles and squares. At our Arkansas minimill and at our facilities in San Marcos, Texas, Brigham City, Utah, and West Columbia, South Carolina, we fabricate fence post stock into studded “T” metal fence posts. The product is finished at facilities similar to, but smaller than, the other minimills. Since our Arkansas minimill does not have melting facilities, the minimill depends on an adequate supply of competitively priced used rail or billets. The availability of these raw materials fluctuates with the pace of railroad abandonments, rail replacement by railroads, demand for used rail from domestic and foreign rail rerolling mills and the level of excess billet production offered for sale at steel producers. We have annual capacity at our Arkansas minimill of approximately 150,000 tons rolled.
     Howell Metal Company. Our subsidiary, Howell Metal Company, operates a copper tube minimill in New Market, Virginia. The minimill manufactures copper tube, primarily water tubing, for the plumbing, air conditioning and refrigeration industries. Both high quality secondary copper scrap and occasionally virgin copper ingot are melted, cast, extruded and drawn into tubing. The minimill supplies tubing in straight lengths and coils for use in commercial, industrial and residential construction and by original equipment manufacturers. Our customers, largely equipment manufacturers, wholesale plumbing supply firms and large home improvement retailers, are located primarily east of the Mississippi River and supplied directly from the minimill or three warehouses located along the east coast. The demand for copper tube depends on the level of new apartment, hotel/motel and residential construction and renovation. Copper scrap is readily available, but subject to rapid price fluctuations. The price or supply of virgin copper causes the price of copper scrap to fluctuate rapidly. Our recycling segment supplies a small portion of the copper scrap. Howell Metal Company’s facilities include melting, casting, piercing, extruding, drawing, finishing and office facilities. During 2005, the facility produced approximately 62 million pounds of copper tube. Howell has annual manufacturing capacity of approximately 80 million pounds.
     No single customer purchases 10% or more of our domestic mills segment’s production. Due to the nature of certain stock products we sell in the domestic mills segment, we do not have a long lead time between receipt of a purchase order and delivery. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of our operations. Backlog for our four domestic steel mills at August 31, 2005 was approximately $169.8 million as compared to $178.4 million at August 31, 2004.
CMCZ SEGMENT
     On December 3, 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), of Zawiercie, Poland for 200 million Polish Zlotys (PLN), $51.9 million on the acquisition date. In connection with the acquisition, we also assumed debt of 176 million PLN ($45.7 million). The Polish State Treasury owns approximately 26.4% of the remaining outstanding shares. CMCZ is a steel minimill with equipment similar to our domestic steel minimills but also includes a second rolling mill which produces wire rod. CMCZ owns a majority interest in several smaller metals related operations, including two scrap processing facilities that directly support CMCZ. CMCZ has annual melting capacity of approximately 1,400,000 tons with annual rolling capacity of approximately 1,100,000 tons. During 2005, the facility melted 1,101,000 tons, rolled 871,000 tons and shipped 1,092,000 tons of steel. Principal products manufactured include rebar and wire rod as well as smaller quantities of merchant bar. With this acquisition, we have become a significant manufacturer of rebar and wire rod in Central Europe. We have presented CMCZ and its subsidiaries as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are not similar to that of our domestic minimills.
     CMCZ sells rebar primarily to fabricators, distributors and construction companies. Principal customers for wire rod are meshmakers, endusers and distributors. CMCZ’s products are generally sold to customers located within a market area of 400 miles of the mill. The majority of sales are to customers within Poland with the Czech Republic, Slovakia, Hungary and Germany being the major export markets. No single customer purchases 10% or more of CMCZ’s production although approximately 20% of CMCZ’s sales are sold to end users by CMC affiliated marketing and distribution entities. Ferrous scrap is the principal raw material for CMCZ and is generally obtained from scrap processors and generators within 400 miles of the mill. Scrap, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available although subject to periodic significant price fluctuations. During 2005 we spent $25.7 million or 23% of our total capital expenditures on projects in the CMCZ segment.
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
     Our domestic fabrication segment operates facilities that we consider to be engaged in the various related aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel with 7 locations specializing in fabricating joists and special beams for floor and ceiling support and 4 facilities fabricating only steel fence post. We obtain steel for these facilities from our own domestic minimills, purchases through our marketing and distribution segment and unrelated vendors. With the Lofland acquisition and acquisitions during 2005 of a Juarez, Mexico joist plant and a reinforcing bar fabricator in Rialto, California, our steel fabrication capacity exceeds 1.5 million tons annually. In 2005, we shipped 1,342,000 tons of fabricated steel, an increase of 31,000 tons from 2004. We conduct these activities in facilities located in Texas at Beaumont, Buda, Corpus Christi, Dallas (2), Fort Worth, Harlingen, Houston (3), Melissa, San Marcos, San Antonio, Seguin, Victoria, Waco and Waxahachie; Louisiana at Baton Rouge, Keithville and Slidell; Arkansas at Little Rock, Magnolia, Hope (2) and Springdale; Utah in Brigham City; Florida at Fort Myers, Jacksonville and Starke; Nevada at Fallon; South Carolina at Cayce, Columbia, Eastover, Taylors and West Columbia; in Georgia at Atlanta and Lawrenceville; North Carolina at Gastonia (2); Virginia at Farmville and Fredericksburg; California at Etiwanda, Fontana, Fresno, Rialto and Stockton; Iowa at Iowa Falls; Arizona at Chandler; Oklahoma at Oklahoma City and Tulsa; New Mexico at Albuquerque; and Mississippi at Lumberton. The Rialto facility was acquired in November, 2004 for total consideration of $5.2 million including inventory. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums, and dams. Generally, we sell fabricated steel in response to a bid solicitation from a construction contractor or the project owner. Typically, the contractor or owner of the project awards the job based on the competitive prices of the bids and does not individually negotiate with the bidders.
     Our joist manufacturing operations headquartered in Hope, Arkansas, manufacture steel joists for roof supports. The joist manufacturing operations fabricate joists from steel obtained primarily from our steel group’s minimills at facilities in Hope, Arkansas; Starke, Florida; Cayce, South Carolina; Fallon, Nevada; and Iowa Falls, Iowa. On August 16, 2005, we purchased for $9.4 million in cash substantially all the operating assets and inventory of a joist manufacturing plant located in Juarez Mexico. This addition to our joist manufacturing facilities will further expand our role as a joist supplier in the southwestern United States and northern Mexico. Our typical joist customer is a construction contractor or large chain store owner. Joists are generally made to order and sales may include custom design, fabrication and painting. We obtain our sales primarily on a competitive bid basis. We also manufacture and sell castellated and cellular steel beams. These beams, recognizable by their hexagonal or circular pattern of voids, permit greater design flexibility in steel construction, especially floor structures. We fabricate these beams at a facility adjacent to our Hope, Arkansas, joist plant.

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
     Heat Treating Operation. Our heat treating operation is Allegheny Heat Treating, Inc., with locations in Chicora, Pennsylvania and Struthers, Ohio. Allegheny Heat Treating works closely with our Alabama minimill and other steel mills that sell specialized heat-treated steel for customer specific use. Such steel is primarily used in original or special equipment manufacturing. We have annual operating capacity in our heat treating operation of approximately 30,000 tons. We also operate a warehousing and distribution operation known as Impact Metals which distributes not only the specialized products provided by Allegheny Heat Treating but also similar products obtained from other similar specialty processors located around the world.
     Railroad Salvage and Dismantling. We also operate a business that purchases and removes rail and other materials from abandoned railroads. Most of the salvaged rail is utilized by our Arkansas minimill. During the year we sold a facility that repairs and rebuilds railroad freight cars located in Victoria, Texas.
     Backlog in our domestic fabrication segment was approximately $624.0 million at August 31, 2005 as compared to $489.7 million at August 31, 2004. No single customer purchases 10% or more of our domestic fabrication segment’s production.
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
     In 2005, our metal recycling segment’s plants processed and shipped approximately 2,167,000 tons of scrap metal compared to 2,243,000 tons in 2004. Ferrous scrap metals comprised the largest tonnage of metals recycled at approximately 1,875,000 tons, a decrease of approximately 104,000 tons as compared to 2004. We shipped approximately 292,000 tons of nonferrous scrap metals, primarily aluminum, copper and stainless steel, an increase of approximately 28,000 tons as compared to 2004. With the exception of precious metals, our metal recycling plants recycle and process practically all types of metal. In addition ten metal recycling facilities operated by our domestic mills segment processed and shipped approximately 1,164,000 tons of primarily ferrous scrap metals during 2005.
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
     We do not purchase a material amount of scrap metal from one source. One customer’s purchases represented approximately 12% of our recycling segment’s revenues. Our recycling segment competes with other secondary processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals frequently can utilize primary or “virgin” ingot processed by mining companies instead of secondary metals. The prices of nonferrous scrap metals are closely related to but generally less than, the prices of primary or “virgin” ingot.
     MARKETING AND DISTRIBUTION SEGMENT
     Our marketing and distribution segment buys and sells primary and secondary metals, fabricated metals and other industrial products. During the past year, our marketing and distribution segment sold approximately 2.5 million tons of steel products. We market and distribute these products through a network of offices, processing facilities and joint venture offices located around the world. We purchase steel, nonferrous metals including copper and aluminum coil, sheet and tubing, chemicals, industrial minerals, ores, metal concentrates and ferroalloys from producers in domestic and foreign markets. Occasionally, we purchase these materials from suppliers, such as trading companies or industrial consumers, who have a surplus of these materials. We utilize long-term contracts, spot market purchases and trading or barter transactions to purchase materials. To obtain favorable long term supply agreements we occasionally offer assistance to producers by arranging structured finance transactions to suit their objectives.
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
     Our Australian operations have eleven warehousing facilities for just-in-time delivery of steel and industrial products. Our Coil Steels Group is the third largest distributor of steel sheet and coil products in Australia and has processing facilities in Brisbane, Sydney and Melbourne and warehouses in Adelaide and Perth. At year end we owned and operated a heat treating facility for steel products at our Australian operations which we sold subsequent to the end of 2005.

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
     We believe that CMCZ is the largest supplier of wire rod and the second largest supplier of reinforcing bar in the Polish market. It competes with several large manufacturers of rebar and wire rod in central and eastern Europe, primarily on the basis of price and product availability.
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
     New Federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2005, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $19.2 million. In addition, we estimate that we spent approximately $5.4 million during 2005 on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2006 of approximately $4.8 million.
EMPLOYEES
     As of September 2005, we had approximately 11,027 employees. Our domestic mills segment employed approximately 2,495 people, our CMCZ segment employed approximately 2,029 people, and our fabrication segment employed approximately 4,749 people. Our recycling segment employed 1,083 people, and our marketing and distribution segment employed 591 people. We have 40 employees in general corporate management and administration and 40 employees who provide services to our divisions and subsidiaries. Production employees at one metals recycling plant and two fabrication facilities are represented by unions for collective bargaining purposes. Approximately one half of CMCZ’s employees are represented by unions. We believe that our labor relations are generally good to excellent and our work force is highly motivated.
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
A SHARP REDUCTION IN CHINA’S PACE OF ECONOMIC EXPANSION COULD REDUCE DEMAND FOR STEEL PRODUCTS OR, IF CHINESE STEEL PRODUCTION SUBSTANTIALLY EXCEEDS LOCAL DEMAND, RESULT IN THE EXPORT OF SIGNIFICANT EXCESS QUANTITIES OF STEEL.
     Chinese economic expansion has affected the availability and heightened the volatility of many commodities that we market and use in our manufacturing process, including steel. It is reported that China now accounts for one third of the world’s raw steel production and one third of the world’s steel consumption. Expansions and contractions in China’s economy can have major effects on the pricing of many commodities that affect us such as secondary metal prices, energy, marine freight rates, steel making supplies such as ferroalloys and graphite electrodes, materials we market such as iron ore and coke as well as the price of finished steel products. Should Chinese demand weaken or expanding Chinese steel production significantly exceed local consumption, the pricing for many of the products that we both sell to and export from China may fall causing erosion in our gross margins and subjecting us to possible renegotiation of contracts or increases in bad debts. Significant exports from China of steel in the product lines we manufacture in the United States would cause selling prices in the United States to decline and negatively impact our gross margins.
OUR INDUSTRY IS AFFECTED BY CYCLICAL AND REGIONAL FACTORS.
     Many of our products are commodities subject to cyclical fluctuations in supply and demand in metal consuming industries. Periods of economic slowdown or a recession in the United States, or the public perception that a slowdown or recession may occur, could decrease the demand for our products and adversely affect our business. Our overall financial results will be dependent substantially upon the extent to which conditions in both the United States and global economies remain strong. A slower expansion or another recession will further adversely affect our financial results. Our geographic concentration in the southern and southwestern United States as well as Central Europe, Australia and China exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity could adversely affect our sales and profitability.
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
     In addition, the primary feed materials for the shredders operated by our scrap metal recycling facilities are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of unrecyclable material known as shredder fluff. After the segregation of ferrous and saleable non-ferrous metals, shredder fluff remains. We, along with others in the recycling industry, interpret Federal regulations to require shredder fluff to meet certain criteria and pass a toxic leaching test to avoid classification as a hazardous waste. We also endeavor to remove hazardous contaminants from the feed material prior to shredding. As a result, we believe the shredder fluff we generate is not normally considered or properly classified as hazardous waste. If the laws, regulations or testing methods change with regard to EAF dust or shredder fluff, we may incur additional significant expenditures.
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
FLUCTUATIONS IN THE VALUE OF THE UNITED STATES DOLLAR RELATIVE TO OTHER CURRENCIES MAY ADVERSELY AFFECT OUR BUSINESS.
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
SCRAP AND OTHER SUPPLIES FOR OUR BUSINESSES ARE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.
     We depend on ferrous scrap, the primary feedstock for our steel minimills and other supplies such as graphite electrodes and ferroalloys for our steel minimill operations. Although we believe that the supply of scrap is adequate to meet future needs, the price of scrap and other supplies have historically been subject to significant fluctuation. Our future profitability will be adversely affected if we are unable to pass on to our customers increased raw material and supplies costs. We may not be able to adjust our product prices to recover the costs of rapid increases in material prices, especially over the short-term and in our domestic fabrication segment’s fixed price fabrication contracts.
     The raw material used in manufacturing copper tubing is copper scrap, supplemented occasionally by virgin copper ingot. Copper scrap has generally been readily available, and a small portion of our copper scrap comes from our metal recycling yards. However, copper scrap is subject to rapid price fluctuations related to the price and supply of virgin copper. Price increases for high quality copper scrap could adversely affect our business. Finally, our Arkansas mill does not have melting capacity, so it is dependent on an adequate supply of competitively priced used rail. The availability of used rail fluctuates with the pace of railroad abandonments, rail replacement by railroads here and abroad and demand for used rail from other domestic and foreign rail rerolling mills. Price increases for used rail could adversely affect our business.
OUR MINIMILLS CONSUME LARGE AMOUNTS OF ELECTRICITY AND NATURAL GAS, AND SHORTAGES, SUPPLY DISRUPTIONS OR SUBSTANTIAL INCREASES IN THE PRICE OF ELECTRICITY AND NATURAL GAS COULD ADVERSELY AFFECT OUR BUSINESS.
     The successful operation of our minimills depends on an uninterrupted supply of electricity. Accordingly, we are at risk in the event of an energy disruption. The electricity industry recently has been adversely affected by shortages in regions outside of the locations of our minimills. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes would substantially disrupt our production. Any such disruptions could adversely affect our operating results. Electricity prices have become more volatile with substantial increases over the past year. Additional prolonged substantial increases would have an adverse effect on the costs of operating our minimills and would negatively impact our gross margins unless we were able to fully pass through the additional expense.
     Demand for natural gas depends primarily upon the number of producing natural gas wells, wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and access to dependable methods of delivery . The level of these activities is primarily dependent on current and anticipated natural gas prices. Many factors, such as the supply and demand for natural gas, general economic conditions, political instability or armed conflict in worldwide natural gas producing regions and global weather patterns including natural disasters such as hurricanes affect these prices. Natural gas prices have become volatile with substantial increases over the past year. Additional prolonged substantial increases would have an adverse effect on the costs of operating our minimills and would negatively impact our gross margins unless we were able to fully pass through the additional expense. We purchase most of our electricity and natural gas requirements in local markets for relatively short periods of time. As a result, fluctuations in energy prices can have an adverse effect on the costs of operating our minimills.
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
HEDGING TRANSACTIONS MAY LIMIT OUR POTENTIAL GAINS OR EXPOSE US TO LOSS.
     Our product lines and worldwide operations expose us to risks associated with fluctuations in foreign currency exchange, commodity prices and interest rates. As part of our risk management program, we use financial instruments, including commodity futures or forwards, foreign currency exchange forward contracts and interest rate swaps. While intended to reduce the effects of the fluctuations, these transactions may limit our potential gains or expose us to loss. Should our counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered, such as the London Metal Exchange, fail to honor their obligations due to financial distress we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.
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
     Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, called CERCLA, or similar state statutes, we may have obligations to conduct investigation and remediation activities associated with alleged releases of hazardous substances or to reimburse the EPA (or state agencies as applicable) for such activities and to pay for natural resource damages associated with alleged releases. We have been named a potentially responsible party at several federal and state Superfund sites because the EPA or an equivalent state agency contends that we and other potentially responsible scrap metal suppliers are liable for the cleanup of those sites as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.
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

SOME OF OUR CUSTOMERS MAY DEFAULT ON THE DEBTS THEY OWE TO US.
     Economic conditions are not consistent in all the markets we serve. Some areas are still weak, and our customers may struggle to meet their obligations, especially if a significant customer of theirs defaults. We recorded a $6.6 million provision in fiscal 2005 for losses on receivables which increased our allowance for collection losses to $17.2 million. Other factors such as management and accounting irregularities have forced some companies into bankruptcy. A weaking of the general economy and corporate failures could result in higher bad debt costs. In certain markets we have experienced a consolidation among those entities to whom we sell. This consolidation, along with substantially higher metals and other commodity prices, has resulted in an increased credit risk spread among fewer customers without a corresponding strengthening of their financial status. Although we have expanded our use of credit insurance for accounts receivable in our marketing and distribution segment and require letters of credit from reputable financial institutions in many international sales transactions, the majority of our receivables in our other segments are considered to be open account uninsured accounts receivable.
CREDIT RATINGS AFFECT OUR ABILITY TO OBTAIN FINANCING AND THE COST OF SUCH FINANCING.
     Credit ratings affect our ability to obtain financing and the cost of such financing. Our commercial paper program is ranked in the second highest category by Moody’s Investors Service (P-2) and Standard & Poor’s Corporation (A-2). Our senior unsecured debt is investment grade rated by Standard & Poor’s Corporation (BBB) and Moody’s Investors Service (Baa2). In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies. Lower ratings on our commercial paper program or our senior unsecured debt could impair our ability to obtain additional financing and will increase the cost of the financing that we do obtain.
THE AGREEMENTS GOVERNING THE NOTES AND OUR OTHER DEBT CONTAIN FINANCIAL COVENANTS AND IMPOSE RESTRICTIONS ON OUR BUSINESS.
     The indenture governing our 6.80% notes due 2007, 6.75% notes due 2009 and 5.625% notes due 2013 contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consolidate or merge. In addition, our credit facility contains covenants that place restrictions on our ability to, among other things:
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
OUR SYSTEM OF INTERNAL CONTROLS MUST BE AUDITED ANNUALLY AND THE OCCURRENCE OF A MATERIAL WEAKNESS MAY NEGATIVELY IMPACT OUR BUSINESS REPUTATION, CREDIT RATINGS AND PARTICIPATION IN CAPITAL MARKETS
     Under the Sarbanes-Oxley Act management must now assess the design and functioning of our system of financial internal control. Our registered independent accountants must then certify such representation. Discovery and disclosure of a material weakness, by definition, may have a material adverse impact on our financial statements. Such an occurrence may discourage certain customers or suppliers from doing business with us, may cause downgrades in our debt ratings leading to higher borrowing costs, and may affect how our stock trades. This may in turn negatively affect our ability to access public debt or equity markets for capital.
ITEM 2. PROPERTIES
     Our Texas steel minimill is located on approximately 600 acres of land that we own. Our Texas minimill facilities include several buildings that occupy approximately 753,000 square feet. Our Alabama steel minimill is located on approximately 56 acres of land, and it includes several buildings that occupy approximately 484,000 square feet. We utilize our facilities at the Texas and Alabama steel minimills for manufacturing, storage, office and other related uses. Our South Carolina steel minimill is located on approximately 101 acres of land, and the buildings occupy approximately 649,000 square feet. Our Arkansas steel minimill is located on approximately 135 acres of land, and the buildings occupy approximately 207,000 square feet. We lease approximately 30 acres of land at the Alabama minimill and all the land at the Arkansas and South Carolina minimills in connection with revenue bond financing or property tax incentives. We may purchase the land at the termination of the leases or earlier for a nominal sum. Howell Metal Company owns approximately 76 acres of land in New Market, Virginia, with buildings occupying approximately 371,000 square feet.
     The facilities of our domestic fabrication segment utilize approximately 1,369 acres of land which we own and lease approximately 75 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia, North Carolina, Nevada, Iowa, California, Pennsylvania, Mississippi, Arizona, New Mexico, Arkansas, Oklahoma and Juarez, Mexico.
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
     The leases on the leased properties described above will expire on various dates and with the exception of the CMCZ leases described above, generally over the next nine years. Several of the leases have renewal options. We have had little difficulty renewing such leases as they expire. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2005, to be paid during fiscal 2006, to be approximately $6.0 million. We also lease a portion of the equipment we use in our plants. We estimate our minimum annual rental obligation for equipment operating leases in effect at August 31, 2005, to be paid during fiscal 2006, to be approximately $13.3 million.
ITEM 3. LEGAL PROCEEDINGS
     We have received notices from the EPA or state agencies with similar responsibility that we and numerous other parties are considered potentially responsible parties, or PRPs, and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980, or CERCLA, or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at 14 locations. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that we expect will result in agreements to remediate the sites. The EPA or respective state agency refers to these locations, none of which involve real estate we ever owned or conducted operations upon, as the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the American Brass site in Headland, Alabama, the Delatte Metals site in Ponchatoula, Louisiana, the Palmetto Recycling site in Columbia, South Carolina, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, , the SoGreen/Parramore Site in Tifton, Georgia, the Stoller Site in Jericho, South Carolina, the Jensen Drive site in Houston, Texas, the Poly-Cycle Industries Site in Techula, Texas, and the Industrial Salvage site in Corpus Christi, Texas. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites. We do not know if any of these inquires will ultimately result in a demand for payment from us.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PURCHASES OF STOCK

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs
June 1, 2005 - June 30, 2005	719,479	$23.99	708,300	1,291,700 shares
July 1, 2005 - July 31, 2005	386,200	24.43	386,200	905,500 shares
August 1, 2005 - August 31, 2005	0	0	0	905,500 shares (1)
Total	1,105,679	$24.14	1,094,500

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced May 24, 2005.
MARKET AND DIVIDEND INFORMATION
     The table below summarizes the high and low sales prices reported on the New York Stock Exchange for our common stock and the quarterly cash dividends we paid for the past two fiscal years.
PRICE RANGE
OF COMMON STOCK

2004
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$13.00	$9.01	4 (cents)
2nd	15.975	12.875	4 (cents)
3rd	17.20	11.05	4 (cents)
4th	18.60	14.665	5 (cents)
PRICE RANGE
OF COMMON STOCK

2005
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$22.915	$16.345	5 (cents
2nd	36.15	20.06	6 (cents)
3rd	39.00	22.74	6 (cents)
4th	30.70	23.00	6 (cents)
     Since 1982, our common stock has been listed and traded on the New York Stock Exchange. From 1959 until the NYSE listing in 1982, our common stock was traded on the American Stock Exchange. The number of shareholders of record of our common stock at November 1, 2005, was approximately 2,940.

EQUITY COMPENSATION PLANS
     Information about our equity compensation plans as of August 31, 2005 that were either approved or not approved by our stockholders is as follows (number of shares in thousands):

	A.	B.	C.
NUMBER OF SECURITIES
	NUMBER OF		REMAINING FOR FUTURE
	SECURITIES TO BE	WEIGHTED-AVERAGE	ISSUANCE UNDER
	ISSUED UPON	EXERCISE	EQUITY COMPENSATION
	EXERCISE OF	PRICE OF OUTSTANDING	PLANS
	OUTSTANDING	OPTIONS, WARRANTS	(EXCLUDING SECURITIES
	OPTIONS,	AND	REFLECTED IN COLUMN
PLAN CATEGORY	WARRANTS AND RIGHTS	RIGHTS	(A)
Equity compensation plans approved by security holders	6,049,089	$12.11	4,334,141
Equity compensation plans not approved by security holders	0	0	0
TOTAL	6,049,089	$12.11	4,334,141
ITEM 6. SELECTED FINANCIAL DATA
     The table below sets forth a summary of our selected consolidated financial information for the periods indicated. The per share amounts have been adjusted to reflect two-for-one stock splits in the form of a stock dividends on our common stock paid June 28, 2002 and January 10, 2005         .
FOR THE YEARS ENDED AUGUST 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2005	2004	2003	2002	2001
Net Sales	$6,592,697	$4,768,327	$2,875,885	$2,479,941	$2,470,133
Net Earnings	285,781	132,021	18,904	40,525	23,772
Diluted Earnings Per Share	4.63	2.21	0.33	0.72	0.45
Total Assets	2,332,922	1,988,046	1,283,255	1,247,373	1,095,604
Stockholders’ Equity	899,561	660,627	506,933	501,306	433,094
Long-term Debt	386,741	393,368	254,997	255,969	251,638
Cash Dividends Per Share	0.23	0.17	0.16	0.1375	0.13
Ratio of Earnings to Fixed Charges	12.43	7.30	2.57	3.77	2.19

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We manufacture, recycle, market and distribute steel and metal products through a network of over 150 locations in the United States and internationally.
Our segment reporting includes five reportable segments: domestic mills, CMC Zawiercie (CMCZ), domestic fabrication, recycling and marketing and distribution. The domestic mills segment includes the Company’s domestic steel minimills (including the scrap processing facilities which directly support these mills) and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel minimills because it has similar economic characteristics. The CMCZ minimill and subsidiaries in Poland have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from the Company’s domestic minimills. The domestic fabrication segment consists of the Company’s rebar and joist fabrication operations, fence post manufacturing plants, construction-related and other products facilities. The recycling segment consists of the CMC Recycling division’s scrap processing and sales operations primarily in Texas, Florida and the southern United States. Marketing and distribution includes both domestic and international operations for the sales, distribution and processing of both ferrous and nonferrous metals and other industrial products. The segment’s activities consist only of physical transactions and not speculation.
Domestic Mills Operations
We conduct our domestic mills operations through a network of:
•	steel mills, commonly referred to as “minimills,” that produce reinforcing bar, angles, flats, rounds, fence post sections and other shapes;

•	scrap processing facilities that directly support these minimills; and

•	a copper tube minimill.
CMCZ Operations
We conduct our CMCZ minimill operation through:
•	a rolling mill that produces primarily reinforcing bar;

•	a rolling mill that produces primarily wire rod; and

•	our majority-owned scrap processing facilities that directly support CMCZ.
Domestic Fabrication Operations
We conduct our domestic fabrication operations through a network of:
•	steel fabrication and processing plants that bend, weld, cut, fabricate and place steel, primarily reinforcing bar and angles;

•	warehouses that sell or rent products for the installation of concrete;

•	plants that produce special sections for floors and ceiling support;

•	plants that produce steel fence posts;

•	plants that treat steel with heat to strengthen and provide flexibility; and

•	a railroad salvage company.
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
Revenue Recognition We recognize sales when title passes to the customer either when goods are shipped or when they are received based on the terms of the sale. When we estimate that a contract with one of our customers will result in a loss, we accrue the entire loss as soon as it is probable and estimable.
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
Inventory Cost We determine inventory cost for most domestic inventories by the last-in, first-out method, or LIFO. Beginning fiscal 2005, we refined our method of estimating our interim LIFO reserve by using quantities and costs at quarter end and recording the resulting LIFO expense in its entirety. At the end of each of the prior years’ quarters, we estimated both inventory quantities and costs that we expected at the end of the fiscal years for these LIFO calculations, and we recorded an amount on a pro-rata basis. These estimates could vary substantially from the actual year-end results, causing an adjustment to cost of goods sold in our fourth quarter. See Note 15, Quarterly Financial Data, to the consolidated financial statements. We record all inventories at the lower of their cost or market value.
Property, Plant and Equipment Our domestic mills, CMCZ and recycling businesses are capital intensive. We evaluate the value of these assets and other long-lived assets whenever a change in circumstances indicates that their carrying value may not be recoverable. Some of the estimated values for assets that we currently use in our operations utilize judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer’s different viewpoint of future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets’ economically useful lives and are evaluated annually. To the extent that an asset’s actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.
Other Accounting Policies and New Accounting Pronouncements See Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements.

Consolidated Results of Operations

	Year ended August 31,
(in millions except share data)	2005	2004	2003

Net sales	$6,593	$4,768	$2,876
Net earnings	285.8	132.0	18.9
Per diluted share	4.63	2.21	0.33
EBITDA	551.6	296.2	106.9
International net sales	2,716	1,778	830
As % of total sales	41%	37%	29%
LIFO* effect on net earnings expense (income)	12.5	48.6	6.1
Per diluted share	0.20	0.81	0.11

*Last in, first out inventory valuation method.
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

(in millions)	2005	2004	2003

Net earnings	$285.8	$132.0	$18.9
Interest expense	31.2	28.1	15.3
Income taxes	158.0	65.1	11.5
Depreciation and amortization	76.6	71.0	61.2

EBITDA	$551.6	$296.2	$106.9

EBITDA does not include interest expense, income taxes and depreciation and amortization. Because we have borrowed money in order to partially finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings determined under GAAP, as well as EBITDA, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation and amortization and income taxes.
Our EBITDA increased 86% to $551.6 million for our fiscal year ended August 31, 2005 as compared to $296.2 million in 2004. The following events had a significant financial impact during our fiscal year ended August 31, 2005 as compared to our 2004 fiscal year:
1.	We reported our highest net sales and net earnings ever.

2.	Increased selling prices and margins resulted in significantly higher adjusted operating profits in all of our segments, except for CMCZ.

3.	Our domestic steel mills’ adjusted operating profit increased due to much higher selling prices and metal margins, which more than offset a decline in finished goods shipments as compared to 2004.

4.	Selling prices and margins at CMCZ decreased as compared to 2004 due largely to the relatively strong Polish Zloty which limited its exports and weak construction activity in western Europe, resulting in more competition in Poland.

5.	Adjusted operating profit in our domestic fabrication segment increased significantly due to higher selling prices, margins and increased shipments.

6.	Ferrous and nonferrous scrap prices were volatile although average prices increased during 2005 as compared to 2004. Total domestic scrap processed and shipped decreased slightly during 2005.

7.	We attained record adjusted operating profits in our marketing and distribution segment due to robust demand across multiple product lines and geographic areas.

8.	We recorded a $12.5 million after-tax LIFO expense ($0.20 per diluted share) compared to $48.6 million LIFO expense ($0.81 per diluted share) in 2004.

9.	We recorded $20.1 million pre-tax related to insurance recoveries primarily for business interruption insurance at our SMI-Texas and SMI-South Carolina mills.

10.	Our overall effective tax rate increased to 35.7% as compared to 30.7% in 2004 due to shifts in profitability among tax jurisdictions.
In 2005, our net earnings reached all-time record levels as a result of the combination of historically high selling prices and margins in most of our segments. These positive factors more than offset increased purchase prices and other input costs. Global market conditions were favorable which resulted in significantly increased selling prices and metal margins, especially for our domestic steel mills, domestic fabrication and various products in our marketing and distribution segment. These market conditions included strong demand in Asia, a resilient U.S. economy and the relatively weak U.S. dollar. Our strategy of diversifying our business by segment, products and geography allowed us to take advantage of the positive environment. Conditions improved significantly during the fourth quarter of fiscal 2005 as end-users had depleted their inventories, and our net earnings in the fourth quarter of fiscal 2005 exceeded those for any previous fiscal quarter that we have ever reported.
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

	Year ended August 31,
(in millions)	2005	2004	2003

Net sales:
Domestic mills	$1,298	$1,109	$770
CMCZ*	478	427	—
Domestic fabrication	1,474	1,047	743
Recycling	897	774	441
Marketing and distribution	2,926	1,882	1,150
Corporate and eliminations	(480)	(471)	(228)
Adjusted operating profit (loss):
Domestic mills	216.9	84.2	19.7
CMCZ*	(0.2)	69.3	—
Domestic fabrication	117.9	7.3	0.7
Recycling	70.8	67.9	15.2
Marketing and distribution	90.4	39.4	21.8
Corporate and eliminations	(17.5)	(26.4)	(11.0)

*Acquired December 2003. Dollars are before minority interests.

2005 Compared to 2004
Domestic Mills We include our four domestic steel minimills and our copper tube minimill in our domestic mills segment. In 2005, our domestic mills segment set an all-time annual record for adjusted operating profits. Our domestic mills segments’ adjusted operating profit for the year ended August 31, 2005 increased by $132.7 million (158%) as compared to 2004 on $189 million (17%) more net sales. Net sales and adjusted operating profit were higher in 2005 due primarily to higher selling prices and metal margins at our domestic steel mills as compared to 2004. Metal margins (the difference between the average selling price and cost of scrap consumed) for the segment increased significantly in 2005 as compared to 2004 because increases in selling prices at our domestic steel mills more than offset the increases in scrap purchase and other input costs. Although our copper tube minimill increased its selling prices during 2005 as compared to 2004, purchase prices of copper scrap increased even more. As a result, our metal margin declined for this mill. Also, expenses related to valuing our inventories under the LIFO method decreased as compared to 2004 primarily because scrap purchase and other input costs did not increase as rapidly in 2005 as compared to 2004. During the year ended August 31, 2005, we recorded $20.1 million recoveries for the settlement of insurance claims relating to prior year transformer failures at our steel minimills.
Adjusted operating profit for our four domestic steel minimills was $211.8 million for the year ended August 31, 2005 as compared to $75.1 million for 2004. Selling prices and metal margins increased in 2005 as compared to 2004 due to strong global demand for steel. Also, the competition from foreign steel imports was less as a result of the weaker U.S. dollar and stronger global markets. Average scrap purchase costs were higher than last year due primarily to increased world demand for ferrous scrap. Our overall metal margins increased, resulting in significantly higher total adjusted operating profits for the four steel minimills in 2005 as compared to 2004. The table below reflects domestic steel and ferrous scrap prices per ton for the year ended August 31:

			Increase
	2005	2004	$	%

Average mill selling price (finished goods)	$489	$385	$104	27%
Average mill selling price (total sales)	473	379	94	25%
Average ferrous scrap purchase price	171	149	22	15%
Average FIFO metal margin	274	215	59	27%
The domestic steel minimills’ production and shipment levels (tons melted, rolled and shipped) for the year ended August 31, 2005 decreased slightly as compared to the at all-time record levels set in 2004 as our customers worked through excess inventories. During 2005, we scheduled our maintenance and lowered our production in order to most effectively manage our inventory levels. The table below reflects our domestic steel minimills’ operating statistics for the year ended August 31:

			Decrease
(short tons in thousands)	2005	2004	Amount	%

Tons melted	2,173	2,265	(92)	(4)%
Tons rolled	2,024	2,195	(171)	(8)%
Tons shipped	2,266	2,401	(135)	(6)%
Adjusted operating profits for our domestic steel minimills were as follows for the year ended August 31:

			Increase (Decrease)
(in thousands)	2005	2004	$	%

SMI Texas	$94,906	$17,768	$77,138	434%
SMI South Carolina	58,918	13,334	45,584	342%
SMI Alabama	43,332	29,817	13,515	45%
SMI Arkansas	4,807	3,946	861	22%

Overall, our domestic steel minimills recorded $7.7 million LIFO expense in 2005 as compared to $24.1 million in 2004. Our utility expenses increased by $924 thousand (1%) in 2005 as compared to 2004. Electricity decreased by $664 thousand (1%) due to both lower usage from decreased overall production and rate decreases due to refunds. Natural gas costs increased by $1.6 million (7%) due to higher rates which more than offset lower usage. Costs for ferroalloys increased by $11.6 million in 2005 as compared to 2004 largely due to more demand from U.S. mills, the impact of the weaker U.S. dollar and higher ocean freight costs on these imported items. Also, in 2005, all of our domestic steel minimills focused on controlling costs and improving productivity, quality and safety. The Texas highway building program provided good business opportunities for SMI Texas. A new scrap yard was established at SMI Alabama to improve scrap flow and reduce congestion inside the mill and reduce scrap handling costs. The installation of a new electric arc furnace transformer and expansion of the baghouse at SMI South Carolina increased our steel melting capacity. During the year ended August 31, 2005, SMI Texas and SMI South Carolina recorded $10.3 million and $9.8 million, respectively, from insurance recoveries (see Note 11 – Commitments and Contingencies, to the consolidated financial statements).
Our copper tube minimill’s adjusted operating profit was $5.1 million during the year ended August 31, 2005 as compared to an adjusted operating profit of $9.0 million for 2004. Although our average selling price for copper tube increased, our average copper scrap purchase cost increased more than our average selling price resulting in decreased metal margins in 2005 as compared to 2004. Copper scrap purchase prices increased because global demand for copper scrap exceeded supply. However, we could not increase our selling prices for copper tube because of pressure from alternative competing products such as plastic water tubing and consolidation among our customers. The table below reflects our copper tube minimill’s prices per pound and operating statistics for the year ended August 31:

			Increase (Decrease)
(pounds in millions)	2005	2004	Amount	%

Pounds shipped	66.6	68.4	(1.8)	(3)%
Pounds produced	62.0	66.3	(4.3)	(6)%
Average selling price	$1.94	$1.69	$0.25	15%
Average scrap purchase cost	$1.38	$1.08	$0.30	28%
Average FIFO metal margin	$0.64	$0.72	$(0.08)	(11)%
Our copper tube minimill recorded $436 thousand LIFO expense for the year ended August 31, 2005 as compared to $5.5 million in 2004.
CMCZ On December 3, 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), a steel minimill in Zawiercie, Poland. The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

	Year	Nine Months
	Ended August 31,	Ended August 31,
(in thousands)	2005	2004

Tons melted	1,101	1,159
Tons rolled	871	863
Tons shipped	1,092	1,082
Average mill selling price (total sales)	1,376 PLN*	1,466 PLN
Average ferrous scrap purchase price	650 PLN	690 PLN
Average metal margin	586 PLN	705 PLN
Average mill selling price(total sales)	$418	$380
Average ferrous scrap purchase price	$198	$179
Average metal margin	$178	$201
*Polish Zlotys
CMCZ recorded net sales of $478 million and an adjusted operating loss of $188 thousand for the year ended August 31, 2005 as compared to $427 million and an adjusted operating profit of $69.3 million, respectively, for the nine months following its acquisition in 2004. Our average selling prices and metal margins decreased significantly in 2005 as compared to 2004. Weaker markets in Europe during our 2005 second and third fiscal quarters led to greater competition in Poland. Also, our ability to export CMCZ’s products from Poland to other key international markets was limited in 2005 due to the strong Polish Zloty, especially relative to the Euro. However, we reported an adjusted operating profit from CMCZ of $1.85 million during our 2005 fourth quarter as market conditions improved. Functional currency fluctuations did not have a significant impact on adjusted operating profits.
Domestic Fabrication Our domestic fabrication businesses reported an adjusted operating profit of $117.9 million for the year ended August 31, 2005 as compared to an adjusted operating profit of $7.3 million in 2004. Net sales were $1.5 billion in 2005, an increase of $427 million (41%) as compared to 2004. During the year ended August 31, 2005, we acquired the operating assets of J.L. Davidson Company’s rebar fabricating facility in California and a joist manufacturing plant in Juarez, Mexico. These acquisitions did not significantly impact our 2005 adjusted operating profit. On December 23, 2003, we acquired 100% of the stock of Lofland Acquisition, Inc. (Lofland) which operates steel reinforcing bar fabrication and construction-related product sales facilities in Texas, Arkansas, Louisiana, Oklahoma, New Mexico and Mississippi. During the first four months of 2005, this acquisition accounted for $38 million and $1.6 million in net sales and adjusted operating profit, respectively, and also accounted for 56 thousand tons shipped during the same period. See Note 2, Acquisitions, to the consolidated financial statements. Our domestic fabrication segment’s overall adjusted operating profit increased in 2005 as compared to 2004 due to our overall higher average selling prices and higher shipments which more than offset increases in our steel purchase costs. Market conditions were favorable, resulting in higher gross margins in all of our product lines including rebar fabrication, construction-related products, steel fence posts, steel joists, castellated beams and structural steel fabrication. The table below shows our average fabrication selling prices per short ton (excluding stock and buyout sales) and total fabrication plant shipments for the years ended August 31:

			Increase
	2005	2004	Amount	%

Average selling price*	$850	$626	$224	36%
Tons shipped (in thousands)	1,342	1,250	92	7%

*Excluding stock and buyout sales
We recorded $6.6 million of LIFO expense in our domestic fabrication segment for the year ended August 31, 2005, due to the higher cost of steel and more inventories on hand. During the year ended August 31, 2004, we recorded $26.3 million of LIFO expense. During the year ended August 31, 2004, we recorded impairment charges of $6.6 million. See Note 5, Asset Impairment Charges, to the consolidated financial statements. We are continuing to evaluate certain other facilities which are performing below our expectations or for which we are considering alternative uses. Our current estimates of cash flows do not indicate that the assets are impaired. However, these estimates and expected uses could change resulting in additional asset impairments.
Recycling Our recycling segment reported an adjusted operating profit of $70.8 million for the year ended August 31, 2005 as compared with an adjusted operating profit of $67.9 million in 2004. Net sales for the year ended August 31, 2005 were 16% higher at $897 million. Gross margins in 2005 were 5% higher as compared to 2004. Our ferrous and nonferrous scrap selling prices increased because demand from Far Eastern buyers, especially China, and the weaker U.S. dollar resulted in more scrap exports by our competitors, especially early in fiscal 2005. The ferrous scrap market was extremely volatile during 2005, and scrap prices generally decreased after our first quarter. Our ferrous sales volumes decreased slightly during 2005 as compared to 2004 due to production cutbacks and cautious buying by our steel mill customers. However, by the end of the 2005 fourth quarter, global demand for ferrous scrap increased which resulted in increased prices. During 2005, our nonferrous scrap shipments increased as compared to 2004 due to higher demand for aluminum, copper and stainless steel scrap, although demand for stainless weakened in our fourth quarter. The following table reflects our recycling segment’s average selling prices per short ton and tons shipped (in thousands) for the year ended August 31:

			Increase (Decrease)
	2005	2004	Amount	%

Average ferrous selling price	$186	$172	$14	8%
Average nonferrous selling price	$1,634	$1,382	$252	18%
Ferrous tons shipped	1,871	1,979	(108)	(5)%
Nonferrous tons shipped	292	258	34	13%
Total volume processed and shipped*	3,331	3,411	(80)	(2)%

*Includes all of our domestic processing plants.
Also, we recorded $3.0 million LIFO expense for the year ended August 31, 2005 as compared to $5.2 million in 2004, due primarily to increased average material purchase costs for the fiscal year.
Marketing and Distribution Net sales in our marketing and distribution segment increased by $1 billion (55%) for the year ended August 31, 2005 to $2.9 billion as compared to 2004, $55 million of which resulted from functional currency fluctuations. Our adjusted operating profit for the year ended August 31, 2005 was $90.4 million as compared to $39.4 million in 2004, an increase of 129%. Our increased profitability in marketing and distribution was largely the result of our strategy in recent years to build up our regional business around the world and to increase our downstream presence. The net effect of functional currency fluctuations on our adjusted operating profit was immaterial. The majority of the increases in net sales and adjusted operating profit were due to higher shipments and selling prices in 2005 as compared to 2004. The effect of these increases was partially offset by $1.5 million LIFO expense in 2005. LIFO expense of $13.8 million was recorded in 2004. Markets were favorable in most geographic regions around the world. We imported more steel, aluminum, copper and stainless steel semi-finished products into the United States, and gross margins for these products were higher in 2005 as compared to 2004. Our net sales to and within Europe, Asia (including China) and Australia increased significantly in 2005 as compared to 2004 due mainly to significant selling price increases which more than offset increases in purchases costs for our products and higher freight costs. Our 2005 sales and adjusted operating profits for industrial materials and products (including minerals, ores, refractories, ferroalloys and various metals and alloys) were at record levels because of strong global demand from the metals industry and short supply. Also, we added several new products. However, during our fourth quarter, prices decreased for some industrial materials and products, returning to more historical levels. During 2005, we received a dividend of CZK 62.4 million ($2.6 million) from our 11% investee, Trinecke Zelezarny, a Czech steel mill, as compared to a dividend of CZK 34.1 million ($1.6 million) received in 2004.
Corporate and Eliminations We recognized income of $4.8 million on investment assets in our segregated trust for our benefit restoration plan during the year ended August 31, 2005. See Note 10, Employees’ Retirement Plans, to the consolidated financial statements. During the year ended August 31, 2004, we incurred a $3.1 million charge from the repurchase of $90 million of our notes payable otherwise due in 2005.
Consolidated Data On a consolidated basis, the LIFO method of inventory valuation decreased our net earnings by $12.5 million and $48.6 million (20 cents and $0.81 per diluted share) for the years ended August 31, 2005 and 2004, respectively.
Our overall selling, general and administrative expenses increased by $57.4 million (16%) for the year ended August 31, 2005 as compared to 2004. Most of this increase was due to higher discretionary bonuses and profit sharing accruals during the year ended August 31, 2005 as compared to 2004 due to increased earnings. Our acquisitions of CMCZ and Lofland accounted for $10.0 million of the increase for the year ended August 31, 2005. Our selling, general and administrative expenses for the year ended August 31, 2004 included asset impairment charges of $6.6 million and losses on reacquisition of debt of $3.1 million. Foreign currency fluctuations resulted in increases in selling, general and administrative expenses of $1.3 million for the year ended August 31, 2005 as compared to 2004.
Our interest expense increased by $3.1 million during 2005 as compared to 2004 due primarily to increased discount costs on extended term documentary letters of credit. In addition, short-term interest rates increased more than 1% on an annualized basis during the year ended August 31, 2005 as compared to 2004.

Our effective tax rate for the year ended August 31, 2005 increased to 35.7% as compared to 30.7% in 2004 due to a shift in profitability from low tax jurisdictions (Poland) to those domestic jurisdictions subject to state taxes.
Near-Term Outlook
We expect that the positive market conditions that resulted in our record 2005 net sales and adjusted operating profits will continue in our fiscal year ending August 31, 2006. Overall, our selling prices and volumes should be sustainable. We are concerned about the potential impacts of inflationary pressures on the global economy, the decline in consumer confidence in the U.S. and significantly higher energy costs. However, the U.S. economy has been historically quite resilient and the manufacturing and construction sectors remained quite strong as we began our first quarter of fiscal 2006. We believe that excess inventories in the steel supply chain have been utilized in most of our markets. We anticipate that our domestic steel mills and fabrication operations will benefit significantly from the U.S. multi-year transportation bill that was passed during August 2005. We are also anticipating some increased demand in Asia and Europe, but prices could moderate with increasing supply, partially due to Chinese overproduction of certain products. We have experienced some short-term power outages and transportation difficulties at our U.S. Gulf Coast operations in those markets affected by Hurricanes Katrina and Rita. The overall short-term effects of these storms have not significantly impacted our operations. In the medium and longer term, we believe that the resulting increased demolition and recycled metals, and the reconstruction requirements in the U.S. Gulf area will significantly benefit our operations.
We anticipate that our net earnings will continue to be strong for our first quarter ended November 30, 2005, especially in our domestic mills and domestic fabrication segments. Although we have scheduled major maintenance, we believe that CMCZ will be profitable. We also expect good earnings in our recycling and marketing and distribution segments. Accordingly, we estimate that our first quarter LIFO diluted net earnings per share will be between $1.10 and $1.25.
On October 1, 2004, the President signed the American Jobs Creation Act of 2004 (the Act) which offers a limited window of opportunity to repatriate certain cash dividends from foreign subsidiaries at a reduced rate. The Company is currently still evaluating the Act, and we anticipate reaching final conclusions regarding the implications of the Act in fiscal 2006.
We anticipate that our capital spending for 2006 will be $178 million, including the completion of our shredder at CMCZ and our continuous caster project at our SMI Texas melt shop. We believe that we will derive benefits from reduced operating costs and increased productivity in 2006 from these projects and other capital projects that we completed during 2005.
Long-Term Outlook
The rapid expansion of a number of emerging economies, including China and India, has been a major catalyst for the strong steel and nonferrous markets around the world. The magnitude of the growth in these economies has been a new dynamic in the global marketplace. Therefore, we believe that there is an enhanced prospect of significant long-term growth in demand for the global materials sector. We believe that we are well-positioned to exploit long-term opportunities. We expect strong demand for our products due to continuing recovery in demand throughout the major global economies as well as continued growth in developing countries. Emerging countries often have a higher growth rate for steel and nonferrous metals consumption. We believe that the demand will increase in Asia, particularly in China and India, as well as in Central and Eastern Europe.
We believe that there will be further consolidation in our industries, and we plan to continue to participate in a prudent way. The reasons for further consolidation include a historically inadequate return on capital for many companies, a high degree of fragmentation, the need to eliminate non-competitive capacity and more effective marketing.

2004 Compared to 2003
Domestic Mills Our domestic mills segments’ adjusted operating profit for the year ended August 31, 2004 increased by $64.5 million as compared to 2003 on $339 million (44%) more net sales. Net sales and adjusted operating profit were higher in 2004 due primarily to higher selling prices and shipments as compared to 2003. Metal margins (the difference between the average selling price and the cost of scrap consumed) for the segment increased significantly in 2004 as compared to 2003 because increases in selling prices more than offset the increases in scrap purchase and other input costs and much higher expenses related to valuing our inventories under the LIFO method. Our LIFO expenses increased due to our higher scrap purchase and other input costs, as well as increased inventory quantities.
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

			Increase
	2004	2003	$	%

Average mill selling price (finished goods)	$385	$287	$98	34%
Average mill selling price (total sales)	379	278	101	36%
Average ferrous scrap purchase price	149	97	52	54%
Average FIFO metal margin	215	169	46	27%
The domestic steel minimills’ production and shipment levels (tons melted, rolled and shipped) for the year ended August 31, 2004 increased as compared to 2003, in spite of the transformer failure at SMI-Texas on May 31, 2004. The table below reflects our domestic steel minimills’ operating statistics for the year ended August 31:

			Increase
(short tons in thousands)	2004	2003	Amount	%

Tons melted	2,265	2,081	184	9%
Tons rolled	2,195	1,972	223	11%
Tons shipped	2,401	2,284	117	5%
Due to the factors discussed above, all of our domestic steel minimills, except for SMI-Texas, were more profitable for the year ended August 31, 2004 as compared to 2003. SMI-Alabama reported an adjusted operating profit of $29.8 million, an increase of $25.7 million for the year ended August 31, 2004 as compared to 2003. SMI-South Carolina reported $13.3 million in adjusted operating profit for the year ended August 31, 2004 as compared to a $7.1 million adjusted operating loss in 2003. Adjusted operating profit at SMI-Arkansas increased by $3.8 million to an adjusted operating profit of $3.9 million for the year ended August 31, 2004. However, adjusted operating profit at SMI-Texas decreased by $1.5 million (8%) to $17.8 million for the year ended August 31, 2004 as compared to 2003. This decrease was due largely to the failure of SMI-Texas’ primary transformer on May 31, 2004, with the subsequent failure of the principal back up transformer in June 2004 and accruals related to a sales tax audit and unclaimed property. Although another replacement transformer was installed, it had a lower capacity, resulting in lower production than we had planned. In order to meet our sales commitments to our SMI-Texas customers in the fourth quarter of 2004, we purchased and rolled billets from other affiliated and unrelated minimills at higher costs. We subsequently filed a claim with our business interruption insurance carrier. See Note 11, Commitments and Contingencies, to the consolidated financial statements. Overall, the steel minimills recorded $24.1 million LIFO expense in 2004 as compared to $5.7 million in 2003. Utility expenses increased by $7.3 million (12%) in 2004 as compared to 2003. Electricity increased by $4.5 million (10%) due to both higher usage from increased overall production and rate increases. Natural gas costs increased by $2.8 million (15%) due to higher rates and usage. Costs for ferroalloys and graphite electrodes increased by $8.4 million and $2.3 million, respectively, in 2004 as compared to 2003 largely to more demand from U.S. mills, the impact of the weaker U.S. dollar and higher ocean freight costs on these imported items.

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

			Increase
(pounds in millions)	2004	2003	Amount	%

Pounds shipped	68.4	61.9	6.5	11%
Pounds produced	66.3	60.7	5.6	9%
Average selling price	$1.69	$1.17	$0.52	44%
Average scrap purchase cost	$1.08	$0.72	$0.36	50%
Average FIFO metal margin	$0.72	$0.45	$0.27	60%
Our copper tube minimill recorded $5.5 million LIFO expense for the year ended August 31, 2004 as compared to $519 thousand in 2003.
CMCZ On December 3, 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), a steel minimill in Zawiercie, Poland. See Note 2, Acquisitions, to the consolidated financial statements. This acquisition greatly expanded our international manufacturing operations. CMCZ recorded net sales of $427.1 million and an adjusted operating profit of $69.3 million (before minority interests) for the year ended August 31, 2004. The factors described above affecting our domestic steel minimills affected CMCZ as well, except that it did not benefit from the weaker U.S. dollar. However, although market conditions remained favorable, the average selling price decreased by 4% during the fourth quarter as compared to the third quarter of 2004 due to increased competition. Subsequent to our acquisition, CMCZ, in coordination with our international marketing and distribution operation, found new outlets for its products. The table below reflects CMCZ’s steel and ferrous scrap prices per ton and our key operating statistics (short tons in thousands) for the nine months ended August 31, 2004:

	$	PLN

Average mill selling price (total sales)	$380	1,466	Tons melted	1,159
Average ferrous scrap purchase price	179	690	Tons rolled	863
Average metal margin	201	705	Tons shipped	1,082
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

Our acquisition of Lofland resulted in 127 thousand additional tons shipped. The table below shows the average fabrication selling prices per short ton (excluding stock and buyout sales) and total fabrication plant shipments for the years ended August 31:

			Increase
	2004	2003	Amount	%

Average fabrication selling price*	$626	$536	$90	17%
Tons shipped (in thousands)	1,250	976	274	28%

* Excluding stock and buyout sales.
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
Recycling Our recycling segment reported an adjusted operating profit of $67.9 million for the year ended August 31, 2004 as compared with an adjusted operating profit of $15.2 million in 2003. Net sales for the year ended August 31, 2004 were 75% higher at $774 million. Gross margins in 2004 were much higher as compared to 2003. Our selling prices, particularly ferrous scrap, increased significantly because demand from Far Eastern buyers, especially China, and the weaker U.S. dollar resulted in more scrap exports by our competitors. In addition, domestic demand for ferrous scrap increased due to high levels of steel production, resulting in higher shipments. We exported nonferrous scrap to both Asia and Europe during 2004. Our sales volumes increased as well, partially due to additional materials that we were able to obtain through our National Accounts program directed at the management of scrap for our manufacturing customers. The following table reflects our recycling segment’s average selling prices per short ton and tons shipped (in thousands) for the year ended August 31:

			Increase
	2004	2003	Amount	%

Average ferrous selling price	$172	$100	$72	72%
Average nonferrous selling price	$1,382	$1,021	$361	35%
Ferrous tons shipped	1,979	1,639	340	21%
Nonferrous tons shipped	258	231	27	12%
Total volume processed and shipped*	3,411	2,811	600	21%

* Includes all of our domestic processing plants.
Also, we recorded $5.2 million LIFO expense for the year ended August 31, 2004 as compared to $1.3 million in 2003, due primarily to increased material purchase costs.
Marketing and Distribution Net sales in our marketing and distribution segment increased $732 million (64%) for the year ended August 31, 2004 as compared to 2003, $93 million of which resulted from functional currency fluctuations. Our adjusted operating profit for the year ended August 31, 2004 was $39.4 million as compared to $21.8 million in 2003, an increase of 81%. Our increased profitability in marketing and distribution was largely the result of our strategy in recent years to build up our regional business around the world and to increase our downstream presence. The net effect of functional currency fluctuations on our adjusted operating profit was an increase of $2.7 million. The remainder of the increases in net sales and adjusted operating profit was due to higher shipments and selling prices in 2004 as compared to 2003 for all divisions. The effect of these increases was partially offset by $13.8 million LIFO expense in 2004. LIFO expense of $266 thousand was recorded in 2003. Our higher 2004 LIFO expense was due to increases in both inventory purchase costs and quantities. Markets were favorable in several geographic regions around the world. Our sales increased significantly in the United States and Europe. We imported more steel, aluminum, copper and stainless steel semi-finished products into the United States, and gross margins for these products were higher in 2004 as compared to 2003. Also, sales increased for most of our product lines. Sales to and within Asia were up significantly, and the economy in Australia was still strong. Our 2004 sales and adjusted operating profits for industrial materials and products were at record levels because of strong demand, especially in China, Europe and the U.S. During 2004, we received a dividend of CZK 34.1 million ($1.6 million) from our 11% investee, Trinecke Zelezarny, a Czech steel mill.
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
2005 Liquidity and Capital Resources
See Note 6, Credit Arrangements, to the consolidated financial statements.
We discuss liquidity and capital resources on a consolidated basis. Our discussion includes the sources and uses of our five reportable segments and centralized corporate functions. We have a centralized treasury function and use inter-company loans to efficiently manage the short-term cash needs of our operating divisions. We invest any excess funds centrally.
We rely upon cash flows from operating activities, and to the extent necessary, external short-term financing sources for liquidity. Our short-term financing sources include the issuance of commercial paper, securitization and sales of accounts receivable, documentary letters of credit with extended terms, short-term trade financing arrangements and borrowing under our bank credit facilities. From time to time, we have issued long-term public and private debt. Our investment grade credit ratings and general business conditions affect our access to external financing on a cost-effective basis. Depending on the price of our common stock, we may realize significant cash flows from the exercise of stock options.
Moody’s Investors Service (P-2) and Standard & Poor’s Corporation (A-2) rate our $400 million commercial paper program in the second highest category. To support our commercial paper program, we have an unsecured contractually committed revolving credit agreement with a group of banks. In May 2005, we renewed and amended our $275 million facility resulting in an increase to $400 million. Our amended facility expires in May 2010. We may use $150 million of the program to issue standby letters of credit which totaled $34.9 million at August 31, 2005. The costs of our revolving credit agreement may be impacted by a change in our credit ratings. We plan to continue our commercial paper program and the revolving credit agreements in comparable amounts to support the commercial paper program. Also, we have numerous informal, uncommitted, short-term credit facilities available from domestic and international banks. These credit facilities are available to support documentary letters of credit (including those with extended terms), foreign exchange transactions and, in certain instances, short-term working capital loans.
Our long-term public debt was $350 million at August 31, 2005 and is investment grade rated by Standard & Poor’s Corporation (BBB) and by Moody’s Investors Services (Baa2). We believe we have access to the public markets for potential refinancing or the issuance of additional long-term debt. During the year ended August 31, 2004, we purchased $90 million of our 7.20% notes otherwise due in 2005, and issued $200 million of 5.625% notes due November 2013.
In March 2004, we refinanced the notes payable that we assumed upon the acquisition of CMCZ with a five-year term note with a group of four banks for 150 million PLN ($38.4 million) and a revolving credit facility with maximum borrowings of 60 million PLN. In December 2004, we increased our revolving credit facility to 120 million PLN ($36.4 million), and in March 2005, we extended this facility by one year. The term note and the revolving credit facilities are secured by the majority of CMCZ assets and contain certain financial covenants. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt. At August 31, 2005, no amount was outstanding on CMCZ’s revolving credit facility.
In order to facilitate certain trade transactions, we utilize letters of credit, advances and non- or limited-recourse trade financing arrangements to provide assurance of payments and advance funding to our suppliers. The letters of credit may be for prompt payment or for payment at a future date, conditional upon the bank finding the documentation presented to be in strict compliance with all terms and conditions of the letter of credit. Our banks issue these letters of credit under informal, uncommitted lines of credit which are in addition to the committed revolving credit agreement. In some cases, if our suppliers choose to discount the future dated obligation we may absorb the discount cost in order to extend the terms.
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
Certain of our financing agreements include various covenants. Our revolving credit agreement contains financial covenants which require that we (a) not permit our ratio of consolidated long-term debt (including current maturities) to total capitalization (defined in our credit agreement as stockholders’ equity less intangible assets plus long-term debt) to be greater than 0.60 to 1.00 at any time and, (b) not permit our quarterly ratio of consolidated EBITDA to consolidated interest expense on a rolling twelve month basis to be less than 2.50 to 1.00. At August 31, 2005, our ratio of consolidated debt to total capitalization was 0.31 to 1.00. Our ratio of consolidated EBITDA to interest expense for the year ended August 31, 2005 was 17.7 to 1.00. In addition, our credit agreement contains covenants that restrict our ability to, among other things:
•	create liens;

•	enter into transactions with affiliates;

•	sell assets;

•	in the case of some of our subsidiaries, guarantee debt; and

•	consolidate or merge.
The indenture governing our long-term public debt contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions, consolidate or merge and limits the ability of some of our subsidiaries to incur certain types of debt or to guarantee debt. Also, our five-year term note at CMCZ contains certain covenants including minimum debt to EBITDA, debt to equity and tangible net worth requirements (as defined for CMCZ only). We have more than adequately complied with the requirements, including the covenants of our financing agreements as of and for the year ended August 31, 2005.
Off-Balance Sheet Arrangements For added flexibility, we may secure financing through securitization and sales of certain accounts receivable both in the U.S. and internationally. See Note 3, Sales of Accounts Receivable, to the consolidated financial statements. Our domestic securitization program provides for such sales in an amount not to exceed $130 million. In addition to our domestic securitization program, our European and Australian subsidiaries can sell, without recourse, up to 25 million Great British pounds (GBP) and 50 million Australian dollars (AUD) of additional accounts receivable. We may continually sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. The U.S. securitization program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement, and contains covenants amended in June 2005 to conform to the same requirements contained in our amended revolving credit agreement.
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
During the year ended August 31, 2005, we generated $200.6 million of net cash flows from our operating activities as compared to the $49.7 million of net cash flows provided by our operating activities for the year ended August 31, 2004. Our net earnings were $153.8 million higher for the year ended August 31, 2005 as compared to 2004. Including the $21.5 million impact of foreign currency exchange rate fluctuations, our accounts receivable and inventories increased $288.2 million during the year ended August 31, 2005 as compared to an increase in these items of $514.3 million in 2004. Accounts receivable for all our segments, except CMCZ and Recycling, significantly increased in 2005, primarily due to higher selling prices. Higher shipments in our domestic mills, domestic fabrication and marketing and distribution segments were also a factor. Inventories increased primarily in our marketing and distribution segment during the year ended August 31, 2005 due to higher purchase costs and quantities, including goods in transit. Our income taxes payable increased by $28.8 million during the year ended August 31, 2005 due to higher earnings as compared to 2004. Our accounts payable increased by $32.7 million (including effects of foreign currency fluctuations of $9.5 million) during the year ended August 31, 2005 due primarily to higher scrap purchases by CMCZ in the fourth quarter of 2005. Also, our accrued expenses and other payables increased by $44.8 million during the year ended August 31, 2005 as compared to 2004 due primarily to increased discretionary incentive accruals, including bonuses and profit sharing.
The increase in our net cash flows from operating activities for the year ended August 31, 2004 as compared to 2003 primarily resulted from higher net earnings in 2004 which was partially offset by increases in accounts receivable and inventories. Accounts receivable significantly increased in all segments in 2004, primarily due to higher selling prices and shipments with the majority of the increases in domestic fabrication, recycling and marketing and distribution. Inventories increased in 2004 as compared to 2003 primarily due to higher purchase costs and higher inventory quantities in anticipation of increased sales and goods in transit.
We invested $110.2 million in property, plant and equipment during the year ended August 31, 2005, which was significantly more than during 2004 and 2003. Also, during 2005, we spent $12.3 million for the acquisitions of substantially all of the operating assets of two fabrication businesses. During 2004, we spent $99.4 million of cash for the acquisitions of Lofland and CMCZ. We expect our capital spending for fiscal 2006 to be $178 million. We assess our capital spending each quarter and reevaluate our requirements based upon current and expected results.
In November 2003, we issued $200 million of long-term notes due in 2013. The proceeds from this offering were used to purchase $90 million of our notes otherwise due in 2005 and finance our purchases of CMCZ and Lofland. In March 2004, we refinanced $38.4 million of CMCZ’s notes payable that we had assumed in our acquisition through the issuance of a long-term note and a revolving credit facility. Also during 2004, we obtained more extended payment terms through the use of discounted documentary letters of credit rather than through more traditional extended terms with our trade suppliers. In October 2003, we entered into a trade financing arrangement to enable us to provide a low risk $35.3 million advance to one of our key suppliers. The advance was substantially repaid during 2005 as the supplier delivered the materials that we purchased under a related supply agreement.
At August 31, 2005, 58,130,723 common shares were outstanding and 6,399,609 were held in our treasury. In January 2005, we paid a two-for-one stock split in the form of a 100% stock dividend on our common stock and also increased our quarterly cash dividend to 6 cents per share on the increased number of shares resulting from the stock dividend. During the year ended August 31, 2005, we received $18.7 million from stock issued under our employee incentive and stock purchase plans as compared to $19.5 million in 2004 and $6.2 million in 2003. We purchased 3,039,110 shares of our common stock during the year ended August 31, 2005 at $25.36 per share for a total of $77.1 million. During 2004 and 2003, we spent $4.6 million and $14.6 million, respectively, to acquire our common stock. We paid dividends of $13.7 million during the year ended August 31, 2005 as compared to $9.8 million and $9.0 million in 2004 and 2003, respectively. We paid $10 million in long-term debt principal when it matured in July 2005.
We believe that our cash flows from operating activities will continue to provide liquidity during 2006. In addition, at August 31, 2005 we had $130.0 million and $365.1 million unused capacity under our domestic accounts receivable securitization and commercial paper programs, respectively. Therefore, we believe that we have sufficient liquidity to enable us to meet our contractual obligations of $890 million over the next twelve months, the majority of which are expenditures associated with normal revenue-producing activities and to make our planned capital expenditures of $178 million.
Contractual Obligations
The following table represents our contractual obligations as of August 31, 2005 (dollars in thousands):

	Payments Due By Period*
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$393,964	$7,223	$73,963	$111,983	$200,795
Trade financing arrangement(1) (2)	1,667	1,667	—	—	—
Interest(3)	127,645	23,730	41,893	25,868	36,154
Operating leases(4)	84,521	19,277	30,010	18,664	16,570
Purchase obligations(5)	1,094,305	838,302	185,494	50,535	19,974

Total contractual cash obligations	$1,702,102	$890,199	$331,360	$207,050	$273,493

* We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the August 31, 2005 consolidated balance sheet. See Note 6, Credit Arrangements, to the consolidated financial statements.

(2)	Paid in full September 2005.

(3)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of August 31, 2005.

(4)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of August 31, 2005. See Note 11, Commitments and Contingencies, to the consolidated financial statements.

(5)	Approximately 92% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments
We maintain stand-by letters of credit to provide support for certain transactions that our customers or suppliers request. At August 31, 2005, we had committed $34.9 million under these arrangements. All commitments expire within one year.

In January 2005, we entered into a guarantee agreement to assist one of our Chinese coke suppliers to obtain pre-production financing from a bank. See Note 11, Commitments and Contingencies, to the consolidated financial statements.
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
Our original business and one of our core businesses for over nine decades is metals recycling. In the present era of conservation of natural resources and ecological concerns, we are committed to sound ecological and business conduct. Certain governmental regulations regarding environmental concerns, however well intentioned, are contrary to the goal of greater recycling. Such regulations expose us and the industry to potentially significant risks.
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
Superfund The U.S. Environmental Protection Agency (EPA) or an equivalent state agency notified us that we are considered a potentially responsible party (PRP) at fourteen sites, none owned by us. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or a similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. At August 31, 2005, based on currently available information, which is in many cases preliminary and incomplete, we believe that our aggregate liability for cleanup and remediation costs in connection with nine of the fourteen sites will be between $1.7 million and $2.7 million. We have accrued for these liabilities based upon our best estimates. We are not able to estimate the possible range of loss on the other sites. The amounts paid and the expenses incurred on these fourteen sites for the year ended August 31, 2005, 2004 and 2003 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.
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
In fiscal 2005, we incurred environmental expenses of $19.2 million. The expenses included the cost of environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. Approximately $5.4 million of our capital expenditures for 2005 related to costs directly associated with environmental compliance. At August 31, 2005, $6.2 million was accrued for environmental liabilities of which $3.4 million was classified as other long-term liabilities.
Business Interruption Insurance Claims and Unclaimed Property
See Note 11, Commitments and Contingencies to the consolidated financial statements.
Dividends
We have paid quarterly cash dividends in each of the past 164 consecutive quarters. We paid dividends in our fiscal year 2005 at the rate of 5 cents per share for the first quarter and 6 cents per share for the last three quarters.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Approach to Minimizing Market Risk See Note 7, Financial Instruments, Market and Credit Risk, to the consolidated financial statements for disclosure regarding our approach to minimizing market risk. Also, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements. The following types of derivative instruments were outstanding at August 31, 2005, in accordance with our risk management program.
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
Commodity Prices We base pricing in some of our sales and purchase contracts on forward metal commodity exchange quotes which we determine at the beginning of the contract. Due to the volatility of the metal commodity indexes, we enter into metal commodity forward or futures contracts for copper, aluminum, nickel and zinc. These forwards or futures mitigate the risk of unanticipated declines in gross margins on these contractual commitments. Physical transaction quantities will not match exactly with standard commodity lot sizes, leading to small gains and losses from ineffectiveness.
Interest Rates If interest rates increased or decreased by one percentage point, the effect on interest expense related to our variable-rate debt and the fair value of our long-term debt would be approximately $367 thousand and $17 million, respectively.
The following table provides certain information regarding the foreign exchange and commodity financial instruments discussed above.

Foreign Currency Exchange Contract Commitments as of August 31, 2005:

Functional Currency		Foreign Currency			U.S. $
	Amount		Amount	Range of	Equivalent
Type	(in thousands)	Type	(in thousands)	Hedge Rates	(in thousands)

AUD	167,137	USD	125,700	$0.6758-0.7755	$125,700
PLN	95,433	EUD	23,500	0.2420-0.2932	29,915
EUD	20,107	USD	24,656	1.2216-1.2456	24,656
GBP	6,940	USD	12,353	1.7498-1.7899	12,353
GBP	3,321	EUD	4,828	1.4403-1.4672	6,146
AUD	3,919	JPY**	321,873	80.00-84.03	2,998
AUD	2,442	EUD	1,495	0.5796-0.6277	1,903
USD	637	PLN	2,100	3.297	637
USD	254	EUD	202	0.7468-0.8192	254

					204,562
Revaluation as of August 31, 2005, at quoted market					204,727

Unrealized gain					$165

•	Substantially all foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

**	Japanese Yen

As of August 31, 2004 (in thousands):
Revaluation at quoted market	$168,610
Unrealized gain	$246
Metal Commodity Contract Commitments as of August 31, 2005:

						Range or	Total Contract
						Amount of	Value at
		Long/	# of	Standard	Total	Hedge Rates	Inception
Terminal Exchange	Metal	Short	Lots	Lot Size	Weight	Per MT/lb.	(in thousands)

London Metal
Exchange (LME)	Aluminum	Long	180	25 MT	4,500 MT	$1,649.00-1,932.00	$8,306
	Aluminum	Short	283	25 MT	7,075 MT	1,712.00-1,917.25	12,802
	Copper	Long	13	25 MT	325 MT	2,840.00-3,680.00	1,044
	Copper	Short	8	25 MT	200 MT	3,336.15-3,797.75	713
	Nickel	Long	48	6 MT	288 MT	14,892.73-15,012.46	5,200
	Nickel	Short	58	6 MT	348 MT	14,210.00-16,520.00	5,423
	Cast Aluminum	Long	60	20 MT	1,200 MT	1,658.00	1,989
	Zinc	Short	4	55,000 lbs.	220,000 lbs.	1,298.39-1,366.84	135
	Zinc	Long	4	55,000 lbs.	220,000 lbs.	1,296.00	130
New York Mercantile						Per 100/wt.
Exchange	Copper	Long	439	25,000 lbs.	11.0 MM lbs.	121.00-169.50	17,018
Commodities Division (Comex)	Copper	Short	484	25,000 lbs.	12.1 MM lbs.	148.70-170.50	19,570

Revaluation as of August 31, 2005, at quoted market							72,330 72,069

Unrealized gain							$261
•	Seven lots mature after one year

•	MT = Metric Ton

•	MM = Millions

•	lbs. = Pounds

As of August 31, 2004 (in thousands):
Revaluation at quoted market	$49,183
Unrealized gain	$849

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of August 31, 2005. Deloitte & Touche LLP has audited this assessment of our internal control over financial reporting; their report is included on page 41 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Commercial Metals Company
Irving, Texas
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Commercial Metals Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2005 of the Company and our report dated November 9, 2005 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
November 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Commercial Metals Company
Irving, Texas
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
November 9, 2005

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended August 31,
(in thousands, except share data)	2005	2004	2003

Net sales	$6,592,697	$4,768,327	$2,875,885

Costs and expenses:
Cost of goods sold	5,693,483	4,160,726	2,586,845
Selling, general and administrative expenses	424,994	367,550	243,308
Interest expense	31,187	28,104	15,338

	6,149,664	4,556,380	2,845,491

Earnings before income taxes and minority interests	443,033	211,947	30,394
Income taxes	157,996	65,055	11,490

Earnings before minority interests	285,037	146,892	18,904
Minority interests (benefit)	(744)	14,871	—

Net earnings	$285,781	$132,021	$18,904

Basic earnings per share	$4.84	$2.29	$0.34

Diluted earnings per share	$4.63	$2.21	$0.33

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$119,404	$123,559
Accounts receivable (less allowance for collection losses of $17,167 and $14,626)	829,192	607,005
Inventories	706,951	645,484
Other	45,370	48,184

Total current assets	1,700,917	1,424,232

Property, plant and equipment:
Land	41,887	35,862
Buildings and improvements	245,924	222,179
Equipment	863,748	810,801
Construction in process	49,183	21,688

	1,200,742	1,090,530
Less accumulated depreciation and amortization	(695,158)	(639,040)

	505,584	451,490
Goodwill	30,542	30,542
Other assets	95,879	81,782

	$2,332,922	$1,988,046

See notes to consolidated financial statements.

	August 31,
(in thousands, except share data)	2005	2004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$408,342	$385,108
Accounts payable-documentary letters of credit	140,986	116,698
Accrued expenses and other payables	293,598	248,790
Income taxes payable	40,126	11,343
Short-term trade financing arrangements	1,667	9,756
Notes payable — CMCZ	—	530
Current maturities of long-term debt	7,223	11,252

Total current liabilities	891,942	783,477

Deferred income taxes	45,629	50,433
Other long-term liabilities	58,627	39,568
Long-term trade financing arrangement	—	14,233
Long-term debt	386,741	393,368

Total liabilities	1,382,939	1,281,079

Minority interests	50,422	46,340
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $5.00 per share: authorized 100,000,000 shares; issued 64,530,332 and 32,265,166 shares; Outstanding 58,130,723 and 29,277,964 shares	322,652	161,326
Additional paid-in capital	14,813	7,932
Accumulated other comprehensive income	24,594	12,713
Unearned stock compensation	(5,901)	—
Retained earnings	644,319	524,126

	1,000,477	706,097

Less treasury stock 6,399,609 and 2,987,202 shares at cost	(100,916)	(45,470)

Total stockholders’ equity	899,561	660,627

	$2,332,922	$1,988,046

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended August 31,
(in thousands)	2005	2004	2003

Cash Flows From (Used By) Operating Activities:
Net earnings	$285,781	$132,021	$18,904
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	76,610	71,044	61,203
Minority interests (benefit)	(744)	14,871	—
Asset impairment charges	300	6,583	630
Provision for losses on receivables	6,604	6,154	5,162
Tax benefits from stock plans	12,183	6,148	330
Stock-based compensation	1,115	—	—
Loss on reacquisition of debt	—	3,072	—
Net gain on sale of assets	(877)	(1,319)	(886)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(217,398)	(223,845)	(65,736)
Accounts receivable sold	—	77,925	18,662
Inventories	(49,313)	(290,474)	(36,351)
Other assets	(6,997)	10,001	5,042
Accounts payable, accrued expenses, other payables and income taxes	83,757	223,968	(2,947)
Deferred income taxes	(8,934)	2,142	11,568
Other long-term liabilities	18,499	11,403	(1,275)

Net Cash Flows From Operating Activities	200,586	49,694	14,306

Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(110,214)	(51,889)	(49,792)
Sales of property, plant and equipment and other	5,034	3,192	1,388
Acquisitions of CMCZ and Lofland, net of cash acquired	—	(99,401)	—
Acquisitions of fabrication businesses, net of cash acquired	(12,310)	(2,110)	(13,416)

Net Cash Used By Investing Activities	(117,490)	(150,208)	(61,820)

Cash Flows From (Used By) Financing Activities:
Increase in documentary letters of credit	24,288	41,916	9,930
Proceeds from trade financing arrangements	—	35,307	15,000
Payments on trade financing arrangements	(22,322)	(34,343)	(9,175)
Short-term borrowings, net change	(586)	(702)	—
Proceeds from issuance of long-term debt	—	238,400	—
Payments on long-term debt	(17,222)	(132,680)	(373)
Stock issued under incentive and purchase plans	18,703	19,530	6,216
Treasury stock acquired	(77,077)	(4,586)	(14,610)
Dividends paid	(13,652)	(9,764)	(9,039)
Debt reacquisition and issuance costs	—	(4,989)	—

Net Cash From (Used By) Financing Activities	(87,868)	148,089	(2,051)
Effect of Exchange Rate Changes on Cash	617	926	226

Increase (Decrease) in Cash and Cash Equivalents	(4,155)	48,501	(49,339)
Cash and Cash Equivalents at Beginning of Year	123,559	75,058	124,397

Cash and Cash Equivalents at End of Year	$119,404	$123,559	$75,058

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Accumulated			Treasury Stock
			Additional	Other	Unearned
	Number of		Paid-In	Comprehensive	Stock	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total

Balance, September 1, 2002	32,265,166	$161,326	$170	$(1,458)	$	$392,004	(3,746,713)	$(50,736)	$501,306

Comprehensive income:
Net earnings						18,904			18,904
Other comprehensive income (loss) —
Foreign currency translation adjustment, net of taxes of $2,076				3,855					3,855
Unrealized loss on derivatives, net of taxes of $(16)				(29)					(29)

Comprehensive income									22,730

Cash dividends						(9,039)			(9,039)
Treasury stock acquired							(951,410)	(14,610)	(14,610)
Stock issued under incentive and purchase plans			363				427,647	5,853	6,216
Tax benefits from stock plans			330						330

Balance, August 31, 2003	32,265,166	161,326	863	2,368		401,869	(4,270,476)	(59,493)	506,933

Comprehensive income:
Net earnings						132,021			132,021
Other comprehensive income —
Foreign currency translation adjustment, net of taxes of $4,996				9,279					9,279
Unrealized gain on derivatives, net of taxes of $574				1,066					1,066

Comprehensive income									142,366

Cash dividends						(9,764)			(9,764)
Treasury stock acquired							(143,847)	(4,586)	(4,586)
Stock issued under incentive and purchase plans			921				1,427,121	18,609	19,530
Tax benefits from stock plans			6,148						6,148

Balance, August 31, 2004	32,265,166	161,326	7,932	12,713		524,126	(2,987,202)	(45,470)	660,627

Comprehensive income:
Net earnings						285,781			285,781
Other comprehensive income —
Foreign currency translation adjustment, net of taxes of $240				12,778					12,778
Unrealized loss on derivatives, net of taxes of $(257)				(897)					(897)

Comprehensive income									297,662

Cash dividends						(13,652)			(13,652)
Treasury stock acquired							(3,039,110)	(77,077)	(77,077)
Restricted stock awarded			2,600		(6,737)		272,000	4,137	—
Stock-based compensation			279		836				1,115
Stock issued under incentive and purchase plans			1,209				2,174,293	17,494	18,703
Tax benefits from stock plans			12,183						12,183
Two-for-one stock split	32,265,166	161,326	(9,390)			(151,936)	(2,819,590)		—

Balance, August 31, 2005	64,530,332	$322,652	$14,813	$24,594	$(5,901)	$644,319	(6,399,609)	$(100,916)	$899,561

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations The Company manufactures, recycles and markets steel and metal products and related materials. Its domestic mills, recycling facilities and primary markets are located in the Sunbelt from the mid-Atlantic area through the West. Also, the Company operates a steel minimill in Poland and processing facilities in Australia. Through its global marketing offices, the Company markets and distributes steel and nonferrous metal products and other industrial products worldwide. See Note 14, Business Segments.
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
The Company owns a 71.1% interest in CMC Zawiercie (CMCZ). The accounts of CMCZ are consolidated beginning December 1, 2003. See Note 2, Acquisitions.
Revenue Recognition Sales are recognized when title passes to the customer either when goods are shipped or when they are received based upon the terms of the sale. When the Company estimates that a contract with a customer will result in a loss, the entire loss is accrued as soon as it is probable and estimable.
Cash and Cash Equivalents The Company considers temporary investments that are short term (with original maturities of three months or less) and highly liquid to be cash equivalents.
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
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which specifies that certain abnormal costs must be recognized as current period charges. Management does not believe that this Statement, which is effective for inventory costs incurred after September 1, 2005, will materially affect the Company’s results of operations or financial position.

Property, Plant and Equipment Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Provision for amortization of leasehold improvements is made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter. At August 31, 2005, the useful lives used for depreciation and amortization were as follows:

Buildings	7 to 40 years
Land improvements	3 to 25 years
Leasehold improvements	3 to 15 years
Equipment	2 to 25 years
The Company evaluates the carrying value of property, plant and equipment whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted. Major maintenance is expensed as incurred.
Intangible Assets The following intangible assets subject to amortization are included within other assets on the consolidated balance sheets as of August 31:

	2005			2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Non-competition agreements	$1,572	$709	$863	$2,272	$1,088	$1,184
Production backlog	63	—	63	1,200	800	400
Customer base	5,655	1,102	4,553	5,661	504	5,157
Favorable land leases	4,096	86	4,010	3,642	32	3,610
Brand name	4,233	810	3,423	813	282	531
Other	113	54	59	556	447	109

Total	$15,732	$2,761	$12,971	$14,144	$3,153	$10,991

Management has changed its plan for the use of one of its previously acquired brand names and now has determined that it has a finite life. Excluding goodwill, there are no other significant intangible assets with indefinite lives. Goodwill represents the difference between the purchase price of acquired businesses and the fair value of their net assets. The Company has elected to test annually for goodwill impairment in the fourth quarter of the fiscal year or if a triggering event occurs. Aggregate amortization expense for intangible assets for the years ended August 31, 2005, 2004, and 2003 was $1.9 million, $2.1 million, and $857 thousand, respectively. At August 31, 2005, the weighted average remaining useful lives of these intangible assets, excluding the favorable land leases in Poland, was 7 years. The weighted average lives of the favorable land leases were 84 years. Estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year
2006	$1,853
2007	1,703
2008	1,519
2009	1,116
2010	919
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
Asset Retirement Obligations In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143 (FIN 47). FIN 47 clarifies that an asset retirement obligation for which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the Company’s control must be recognized as a liability when incurred or acquired if it can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the Company’s fiscal year ending August 31, 2006 and its implementation will not have a material impact on the Company’s results of operations and financial position.
Stock-Based Compensation The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for grants of stock options, restricted stock and stock appreciation rights (SARs). No compensation cost has been recognized for grants of stock options because the exercise price is equal to the market price of the underlying stock on the date of the grant. Compensation expense related to the issuance of restricted stock and the change in underlying stock price subsequent to issuance of SARs is recognized on a straight line basis over the vesting period of the related shares of stock or right.
The Company has determined the pro forma net earnings and earnings per share information as if the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to its stock-based compensation for employees and directors. The Black-Scholes valuation model was used to calculate the pro forma stock-based compensation costs for the stock options and SARs. The following assumptions were required for grants in the years ended August 31:

	2005	2004	2003

Risk-free interest rate	3.93%	2.94%	3.05%
Expected life	4.94 years	4.36 years	5.44 years
Expected volatility	0.305	0.260	0.257
Expected dividend yield	1.3%	1.0%	1.8%
If the Company had used the fair-value based method of accounting for the stock options and SARs, net earnings and earnings per share would have been reduced to the pro forma amounts listed in the table below. For purposes of pro forma earnings disclosures, the assumed compensation expense is amortized on a straight line basis over the vesting periods of the awards.

(in thousands,
except per share amounts)	2005	2004	2003

Net earnings, as reported	$285,781	$132,021	$18,904
Add: Stock-based compensation expense recognized	715	—	—
Less: Pro forma stock-based compensation cost	(3,025)	(2,829)	(1,875)

Net earnings-pro forma	$283,471	$129,192	$17,029
Net earnings per share-as reported:
Basic	$4.84	$2.29	$0.34
Diluted	$4.63	$2.21	$0.33
Net earnings per share-pro forma:
Basic	$4.80	$2.25	$0.30
Diluted	$4.60	$2.16	$0.30
The weighted-average per share fair value of the awards granted in 2005, 2004 and 2003 was $7.19, $3.68 and $1.74, respectively.
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires the measurement at fair value and recognition of compensation expense for all stock-based compensation payments and supersedes the Company’s current intrinsic method of accounting for unvested outstanding awards and awards issued after the effective date for the Company of September 1, 2005. The Company is currently completing its evaluation of the impact of SFAS 123(R) on its operating results and financial condition and anticipates that stock-based compensation expense for the year ending August 31, 2006 for unvested awards outstanding at September 1, 2005 will be approximately $6.3 million pre-tax and that the cumulative effect of adoption will be immaterial.

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
Foreign Currencies The functional currency of most of the Company’s European marketing and distribution operations is the Euro. The functional currencies of the Company’s Australian, United Kingdom, German, CMCZ, and certain Chinese operations are the local currencies. The remaining international subsidiaries’ functional currency is the United States dollar. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Transaction gains from transactions denominated in currencies other than the functional currencies were $1.5 million, $2.8 million and $1.9 million for the years ended August 31, 2005, 2004, and 2003, respectively.
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
Reclassifications Certain immaterial reclassifications have been made in the 2004 and 2003 financial statements to conform to the classifications used in the current year.
NOTE 2. ACQUISITIONS
On August 16, 2005, the Company acquired substantially all of the operating assets of a Juarez, Mexico joist manufacturing facility from a subsidiary of Canam Group, Inc. of Quebec, Canada for $9.4 million cash. This facility will operate as part of the Company’s domestic fabrication segment and allow the Company to achieve production synergies with its existing plants and expand the territory for its joist operations in the southwestern United States and northern Mexico.
On November 4, 2004, the Company acquired substantially all of the operating assets of the J.L. Davidson Company’s rebar fabricating facility located in Rialto, California. The Company paid $2.9 million in cash and executed notes payable of $2.3 million for this acquisition.

The following summarizes the allocation of the purchase prices at fair value as of the date of the acquisitions (in thousands). The fair value data were determined primarily on a market-based approach. The purchase price allocation for the Joist Juarez acquisition may be revised following the completion of the Company’s review of market value estimates. The pro forma impact from these acquisitions on consolidated net earnings would not have been materially different than reported.

	J. L.	Joist
	Davidson	Juarez	Total

Inventories	$681	$2,360	$3,041
Property, plant and equipment	4,550	6,928	11,478
Backlog	—	63	63
Other assets	—	113	113
Liabilities	—	(104)	(104)

	$5,231	$9,360	$14,591

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
On December 23, 2003, the Company acquired 100% of the stock of Lofland Acquisition, Inc. (Lofland) for $48.8 million cash, $9 million of which was placed in escrow which could be used to resolve any claims that the Company might have against the sellers post-acquisition. Claims made against the escrow to date are not material and at August 31, 2005, $5 million remained in escrow. In connection with the acquisition, the Company also incurred $1.1 million of external costs. Lofland was the sole stockholder of the Lofland Company and subsidiaries which operate steel reinforcing bar fabrication and construction-related product sales facilities.
The following summarizes the allocation of the purchase prices at fair value as of the dates of the acquisitions (in thousands). The minority interest in CMCZ was recorded at historical cost.

	CMCZ	Lofland	Total

Accounts receivable	$42,355	$18,894	$61,249
Inventories	30,360	5,139	35,499
Property, plant and equipment	84,981	10,268	95,249
Goodwill	—	23,405	23,405
Other intangible assets	3,451	9,800	13,251
Other assets	8,441	1,219	9,660
Liabilities	(44,943)	(19,151)	(64,094)
Debt	(45,717)	—	(45,717)
Minority interest	(29,101)	—	(29,101)

	$49,827	$49,574	$99,401

The results of operations from these acquisitions are included in the consolidated statement of earnings from the dates of their acquisition. The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of CMCZ and Lofland had taken place at the beginning of the period. The pro forma information includes primarily adjustments for amortization of acquired intangible assets, depreciation expense based upon the new basis of property, plant and equipment, and interest expense for new and assumed debt. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	(Unaudited)
	Year ended August 31,
(in thousands, except per share data)	2004	2003
Net sales	$4,882,421	$3,297,712
Net earnings	133,007	26,061
Diluted earnings per share	2.23	0.46

In 2003, the Company acquired substantially all of the operating assets of E.L. Wills, Inc., a rebar fabrication company located in Fresno, California, the concrete form and construction-related product Denver, Colorado sales location of Symons Corporation, and Dunn Del Re Steel, Inc., a rebar fabrication company located in Chandler, Arizona. The Company paid $13.4 million in total, and the pro forma impact from these acquisitions on consolidated net earnings would not have been materially different than reported.
NOTE 3. SALES OF ACCOUNTS RECEIVABLE
The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (CMCRV). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transfers all applicable trade accounts receivable to CMCRV. CMCRV, in turn, sells an undivided percentage ownership interest in the pool of receivables to affiliates of two third party financial institutions. On April 20, 2005, the agreement with the financial institution affiliates was extended to April 14, 2006. CMCRV may sell undivided interests of up to $130 million, depending on the Company’s level of financing needs.
The Company accounts for its transfers of receivables to CMCRV together with CMCRV’s sales of undivided interests in these receivables to the financial institutions as sales. At the time an undivided interest in the pool of receivables is sold, the amount is removed from the consolidated balance sheet and the proceeds from the sale are reflected as cash provided by operating activities.
At August 31, 2005 and 2004, uncollected accounts receivable of $275 million and $236 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% and 83% at August 31, 2005 and 2004, respectively. At August 31, 2004, the financial institution buyers owned $40.0 million in undivided interests in CMCRV’s accounts receivable pool, which was reflected as a reduction in accounts receivable on the Company’s consolidated balance sheets. The average monthly amounts of undivided interests owned by the financial institution buyers were $32.8 million, $22.1 million and $15.4 million for the years ended August 31, 2005, 2004 and 2003, respectively. The carrying amount of the Company’s retained interest in the receivables approximated fair value due to the short-term nature of the collection period. The retained interest is determined reflecting 100% of any allowance for collection losses on the entire receivables pool. No other material assumptions are made in determining the fair value of the retained interest. This retained interest is subordinate to, and provides credit enhancement for, the financial institution buyers’ ownership interest in CMCRV’s receivables, and is available to the financial institution buyers to pay any fees or expenses due to them and to absorb all credit losses incurred on any of the receivables. The Company is responsible for servicing the entire pool of receivables. This U.S. securitization program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under another credit arrangement.
In addition to the securitization program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable. These arrangements also constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. In August 2004, the Company’s Australian subsidiary entered into an agreement with a financial institution to periodically sell certain trade accounts receivable up to a maximum of 50 million AUD ($37.3 million). This Australian program contains covenants in which our subsidiary must meet certain coverage and tangible net worth levels (as defined). At August 31, 2005, our Australian subsidiary was in compliance with these covenants. Uncollected accounts receivable that had been sold under these international arrangements and removed from the consolidated balance sheets were $63.2 million and $58.7 million at August 31, 2005 and 2004, respectively. The average monthly amounts of international accounts receivable sold were $65.3 million, $27.7 million and $16.5 million for the years ended August 31, 2005, 2004 and 2003, respectively.
Discounts (losses) on domestic and international sales of accounts receivable were $4.1 million, $1.6 million, and $584 thousand for the years ended August 31, 2005, 2004 and 2003, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.

NOTE 4. INVENTORIES
Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $111.4 million and $92.2 million at August 31, 2005 and 2004, respectively, inventories valued under the first-in, first-out method (FIFO) approximated market value.
At August 31, 2005 and 2004, 56% and 60%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to CMCZ and certain marketing and distribution businesses.
The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. Approximately $39.9 million and $58.1 million were in raw materials at August 31, 2005 and 2004, respectively.
NOTE 5. ASSET IMPAIRMENT CHARGES
The Company recognized non-cash asset impairment charges of $6.6 million in its domestic fabrication segment during the year ended August 31, 2004. These impairment charges were recorded in selling, general and administrative expenses. Asset impairment charges during the years ended August 31, 2005 and 2003 were not material.
NOTE 6. CREDIT ARRANGEMENTS
In May 2005, the Company increased its commercial paper program to permit maximum borrowings of up to $400 million from the prior level of $275 million. The program’s capacity is reduced by outstanding standby letters of credit which totalled $34.9 million at August 31, 2005. It is the Company’s policy to maintain contractual bank credit lines equal to 100% of the amount of the commercial paper program. On May 23, 2005, the Company amended and restated its unsecured revolving credit agreement to (1) extend the maturity of the facility from August 6, 2006 to May 23, 2010, (2) increase the facility to $400 million from $275 million, (3) reduce the minimum interest coverage ratio (as defined) requirement from three to two and one-half times, and (4) increase the maximum debt capitalization (as defined) requirement from 55% to 60%. The agreement provides for interest based on Bank of America’s prime rate and facility fees of 12.5 basis points per annum. No compensating balances are required. The Company was in compliance with these requirements at August 31, 2005. At August 31, 2005 and 2004, no borrowings were outstanding under the commercial paper program or the related revolving credit agreements.
The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are priced at bankers’ acceptance rates or on a cost of funds basis. No compensating balances or commitment fees are required under these credit facilities. Amounts outstanding on these facilities relate to accounts payable settled under bankers’ acceptances as described in Note 1, Summary of Significant Accounting Policies.
In order to facilitate certain trade transactions, the Company utilizes documentary letters of credit, advances and non- or limited-recourse trade financing arrangements to provide assurance of payments and advanced funding to its suppliers. In October 2003, one of the Company’s international subsidiaries (Subsidiary) entered into a financing arrangement with an independent third party lender for the sole purpose of advancing funds for steel purchases to a key supplier of which the Company owns an 11% interest (Supplier). The 30 million Euro financing agreement was secured by a market-based supply agreement between the Subsidiary and the Supplier for the delivery of steel requiring quarterly purchases of 21 million Euro or 87.5 thousand metric tons, whichever is higher. These agreements terminate October 31, 2006. At August 31, 2005 and 2004, liabilities to the lender of $1.7 million (1.4 million Euro) and $24.0 million (19.7 million Euro), respectively, were recorded as short- and long-term trade financing arrangements and the advances to the Supplier were recorded as current and other assets on the consolidated balance sheets. The outstanding balance on the financing arrangement was paid in September 2005. The total amount of purchases from the Supplier (including those under this trade financing arrangement) was $251 million, $146 million, and $110 million for the years ended August 31, 2005, 2004 and 2003, respectively. At August 31, 2005 and 2004, $11.6 million and $9.6 million, respectively, were included in accounts payable on the consolidated balance sheets for amounts due from the Company to the Supplier.

Long-term debt and amounts due within one year are as follows, as of August 31:

(in thousands)	2005	2004

7.20% notes due July 2005	$—	$10,246
6.80% notes due August 2007	50,000	50,000
6.75% notes due February 2009	100,000	100,000
CMCZ term note due March 2009	39,773	41,096
5.625% notes due November 2013	200,000	200,000
Other	4,191	3,278

	393,964	404,620
Less current maturities	7,223	11,252

	$386,741	$393,368

Interest on these notes is payable semiannually, excluding CMCZ which is paid quarterly.
During the year ended August 31, 2004, the Company repurchased $90 million of its 7.20% notes due in 2005. The Company recorded a pre-tax charge of $3.1 million for the year ended August 31, 2004, resulting from the cash payments made to retire the notes, which was included in selling, general and administrative expenses. Also, in November 2003, the Company issued $200 million of its 5.625% notes due in November 2013. The Company entered into an interest rate lock on a portion of the new debt resulting in an effective rate of 5.54%.
In March 2004, CMCZ borrowed 150 million PLN ($38.4 million) under a five-year term note to refinance a portion of its notes payable. The note has scheduled principal payments in eight equal, semi-annual installments beginning in September 2005. Interest is accrued at the Warsaw Interbank Offered Rate (WIBOR) plus 1.25%, and the average effective annual rate was 7.05% for the year ended August 31, 2005. The term note is collateralized by CMCZ’s inventory and fixed assets. In March 2004, CMCZ also entered into a revolving credit facility with the same group of banks with maximum borrowings of 60 million PLN ($18.2 million) bearing interest at WIBOR plus 0.8% and collateralized by CMCZ’s accounts receivable. On December 9, 2004, the facility was increased to 120 million PLN ($36.4 million), and on March 2, 2005, it was extended for one year. At August 31, 2005, no amounts were outstanding under this facility. The term note and the revolving credit facility contain certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at August 31, 2005 and 2004. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
The aggregate amounts of all long-term debt maturities for the five years following August 31, 2005 are (in thousands): 2006-$7,223; 2007-$62,258; 2008-$11,705, 2009-$111,686; 2010 and thereafter-$201,092.
Interest of $1.3 million, $372 thousand, and $254 thousand was capitalized in the cost of property, plant and equipment constructed in 2005, 2004 and 2003, respectively. Interest of $31.7 million, $25.1 million, and $14.4 million was paid in 2005, 2004 and 2003, respectively.
NOTE 7. FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK
Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments’ carrying amounts are considered equivalent to fair value:
•	Cash and cash equivalents

•	Accounts receivable/payable

•	Notes payable — CMCZ

•	Trade financing arrangements

     The Company’s long-term debt is predominantly publicly held. Fair value was determined by indicated market values.

	August 31,

(in thousands)	2005	2004

Long-Term Debt:
Carrying amount	$386,741	$404,620
Estimated fair value	396,351	427,801
The Company maintains both corporate and divisional credit departments. Credit limits are set for customers. Credit insurance is used for some of the Company’s divisions. Letters of credit issued or confirmed by sound financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required. Approximately $260 million and $242 million of the Company’s accounts receivable at August 31, 2005 and 2004, respectively, were secured by credit insurance and/or letters of credit.
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
The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the years ended August 31, 2005, 2004 and 2003.
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

Earnings (Expense)	2005	2004	2003

Net sales (foreign currency instruments)	$(293)	$377	$(317)
Cost of goods sold (commodity instruments)	(400)	670	328
The Company’s derivative instruments were recorded as follows on the consolidated balance sheets (in thousands) at August 31:

	2005	2004

Derivative assets (other current assets)	$2,563	$2,909
Derivative liabilities (other payables)	2,151	1,700

The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the years ended August 31 (in thousands):

	2005	2004	2003

Change in market value (net of taxes)	$(785)	$1,164	$(29)
(Gain) losses reclassified into net earnings, net	(112)	(98)	—

Other comprehensive gain (loss)—unrealized gain (loss) on derivatives	$(897)	$1,066	$(29)

During the twelve months following August 31, 2005, negligible losses are anticipated to be reclassified into net earnings as the related capital expenditure is placed into service, and an additional $112 thousand in gains will be reclassified as interest expense related to the interest rate swap. The Company has hedged its foreign currency risk on the forecasted purchase of equipment through 2006.
NOTE 8. INCOME TAXES
The provisions for income taxes include the following:

	Year ended August 31,
(in thousands)	2005	2004	2003

Current:
United States	$137,118	$41,005	$(2,220)
Foreign	3,196	18,050	1,848
State and local	9,257	4,317	257

	149,571	63,372	(115)
Deferred	8,425	1,683	11,605

	$157,996	$65,055	$11,490

Taxes of $118.8 million, $33.9 million and $3.9 million were paid in 2005, 2004 and 2003, respectively.
Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The sources and deferred tax liabilities (assets) associated with these differences are:

	August 31,
(in thousands)	2005	2004

Deferred tax assets:
Deferred compensation	$17,305	$12,164
Net operating losses (less allowances of $720 and $1,184)	3,885	1,894
Other	7,748	6,543

Deferred tax assets	$28,938	$20,601

Deferred tax liabilities:
Tax on difference between tax and book depreciation	42,667	44,250
U.S. taxes provided on foreign income and foreign taxes	21,094	19,474
Other	964	1,568

Deferred tax liabilities	$64,725	$65,292

Net deferred tax liability	$35,787	$44,691

Amounts recognized in the consolidated balance sheets consist of:

	August 31,
(in thousands)	2005	2004

Deferred tax asset— current	$2,895	$2,473
Deferred tax asset— long term	6,947	3,269
Deferred tax liability— long term	45,629	50,433

Net deferred tax liability	$35,787	$44,691

The Company uses substantially the same depreciable lives for tax and book purposes. Changes in deferred taxes relating to depreciation are mainly attributable to differences in the basis of underlying assets recorded under the purchase method of accounting. The Company provides United States taxes on unremitted foreign earnings except for its operations in CMCZ and Australia, which it considers to be permanently invested. The amounts of these permanently invested earnings at August 31, 2005 were $44.8 million and $33.5 million for CMCZ and Australia, respectively. In the event that the Company repatriated these earnings, incremental U.S. taxes may be incurred. The Company has determined that it is not practicable to determine the amount of these incremental U.S. taxes. Net operating losses consist of $70.5 million of state net operating losses that expire during the tax years ending from 2007 to 2025. These assets will be reduced as tax expense is recognized in future periods.
Reconciliations of the United States statutory rates to the effective rates are as follows:

	Year ended August 31,
	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
State and local taxes	1.4	1.3	0.6
Extraterritorial Income Exclusion	(0.4)	(1.3)	(0.9)
Foreign rate differential	(0.3)	(4.4)	—
Other	—	0.1	3.1

Effective tax rate	35.7%	30.7%	37.8%

The American Jobs Creation Act of 2004 (AJCA) would allow the Company a one time opportunity to repatriate undistributed foreign earnings through its fiscal year ended August 31, 2006 at a 5.25% tax rate (without consideration of possible foreign withholding taxes) rather than the normal U.S. tax rate of 35%, provided that certain criteria, including qualified U.S. reinvestment, are met. Available tax credits related to the repatriation would be reduced under provisions of the AJCA. As of August 31, 2005, the Company was not in a position to decide on whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. may be repatriated. Based on analysis to date, however, it is reasonably possible that the Company may repatriate some amount up to $26 million, with the respective tax liability ranging up to $5 million for which the Company, consistent with its practice noted above, has recorded $9.2 million of deferred taxes. The Company’s analysis was based on the statute as currently enacted. Technical corrections, clarifications and regulations related to the statute could impact the Company’s estimate of the tax liability associated with the repatriation.
NOTE 9. CAPITAL STOCK
On November 22, 2004, the Company declared a two-for-one stock split in the form of a 100% stock dividend on the Company’s common stock payable January 10, 2005 to shareholders of record on December 13, 2004. This resulted at the record date in the issuance of 32,265,166 additional shares of common stock and a transfer of $9.4 million from additional paid in capital (the balance in additional paid in capital as of the date of the split) and $151.9 million from retained earnings. All per share and weighted average share amounts in the accompanying consolidated financial statements have been restated to reflect this stock split. The Company also increased its quarterly cash dividend from five to six cents per share on the increased number of shares resulting from the stock dividend effective with the January 31, 2005 dividend payment.
In January 2004, the Company’s stockholders increased the number of shares of common stock that are authorized for issuance to 100,000,000. The Company increased its quarterly cash dividend by 25 percent to five cents per common share, effective with the July 2004 payment. Previously, the quarterly cash dividend was four cents per share.
At August 31, 2005, the Company had authorization to purchase 905,500 of its common shares.

Stock Purchase Plan Almost all U.S. resident employees with a year of service at the beginning of each calendar year may participate in the Company’s employee stock purchase plan. The Directors establish the purchase discount from the market price. The discount was 25% for each of the three years ended August 31, 2005, 2004 and 2003. In January 2003, the Company’s stockholders approved an amendment to the plan that increased by 1,000,000 the maximum number of shares that may be eligible for issuance and increased the maximum number of shares that an eligible employee may purchase annually from 200 to 400 shares. Yearly activity of the stock purchase plan was as follows:

	2005	2004	2003

Shares subscribed	727,260	595,740	578,420
Price per share	$15.88	$10.05	$6.18
Shares purchased	524,040	454,680	447,760
Price per share	$10.07	$6.18	$6.24
Shares available	1,125,412
The Company recorded compensation expense for this plan of $3.0 million, $1.5 million and $932 thousand in 2005, 2004 and 2003, respectively.
Stock Incentive Plans The 1986 Stock Incentive Plan (1986 Plan) ended November 23, 1996, except for awards outstanding. Under the 1986 Plan, stock options were awarded to full-time salaried employees. The option price was the fair market value of the Company’s stock at the date of grant, and the options are exercisable two years from date of grant. The outstanding awards under this Plan are 100% vested and expire through 2006.
The 1996 Long-Term Incentive Plan (1996 Plan) was approved in December 1996. Under the 1996 Plan, stock options, SARs, and restricted stock may be awarded to employees. The option price for both the stock options and the SARs will not be less than the fair market value of the Company’s stock at the date of grant. The outstanding option awards under the 1996 Plan vest 50% after one year and 50% after two years from date of grant and will expire seven years after grant. The terms of the 1996 Plan resulted in additional authorized shares of 1,316,328 in 2005, 1,869,940 in 2004, and 125,612 in 2003. On July 8, 2005, the Company issued 256,000 shares of restricted stock to employees and issued SARs relating to the appreciation in 520,250 shares of its common stock at an exercise price of $24.62 per share (the market price on that date). These SARs and the restricted stock vest over a three-year period in increments of one-third. For the year ended August 31, 2005, the Company recorded pre-tax compensation expense of $1.1 million relating to the restricted stock and SARs.
In January 2000, the Company’s stockholders approved the 1999 Non-Employee Director Stock Option Plan. Under this Plan, any outside director could elect to receive all or part of fees otherwise payable in the form of a stock option. The price of these options is the fair market value of the Company’s stock at the date of the grant. The options granted automatically vest 50% after one year and 50% after two years from the grant date. Options granted in lieu of fees are immediately vested. All options expire seven years from the date of grant. The 1999 Non-Employee Director Stock Plan was amended with stockholder approval in January 2005 in order to provide annual grants of either options or restricted stock to non-employee directors. This annual award can either be in the form of a nonqualified stock option grant for 12,000 shares or a restricted stock award of 2,000 shares. On January 27, 2005, the Company issued an aggregate of 16,000 shares of common stock to eight non-employee directors with a market value of $27.16 per share under that plan. This restricted stock award vests over a two-year period.
Prior to vesting, the restricted stock recipients will receive an amount equivalent to any dividend declared on the Company’s common stock.

Combined information for shares subject to options and SARs for the three plans was as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

September 1, 2002
Outstanding	6,491,470	7.23	5.05-10.71
Exercisable	4,223,488	6.97	5.05-9.03
Granted	1,694,860	7.28	7.27-7.55
Exercised	(423,236)	6.20	6.66-9.62
Forfeited	(73,258)	7.33	5.05-8.59
Increase authorized	125,612

August 31, 2003
Outstanding	7,689,836	7.30	5.49-10.71
Exercisable	5,311,606	7.12	5.49-10.71
Granted	1,785,144	15.54	15.05-15.57
Exercised	(2,577,790)	7.16	5.88-8.59
Forfeited	(58,660)	8.09	5.89-15.57
Increase authorized	1,869,940

August 31, 2004
Outstanding	6,838,530	9.50	5.49-15.57
Exercisable	4,278,748	7.43	5.49-15.05
Granted	528,495	24.66	24.62-27.16
Exercised	(1,964,896)	7.71	5.49-15.56
Forfeited	(28,000)	8.69	5.88-15.56
Increase authorized	1,316,328

August 31, 2005
Outstanding	5,374,129	11.64	5.48-27.16
Exercisable	3,979,879	9.08	5.48-27.16
Available for grant*	3,208,729

*	Includes shares available for options, SARs and restricted stock grants.
Share information for options and SARs at August 31, 2005:

Outstanding				Exercisable
		Weighted
		Average
		Remain-	Weighted		Weighted
		ing Con-	Average		Average
	Number	tractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (Yrs)	Price	Outstanding	Price
$5.48-7.98	2,292,486	2.9	$6.97	2,292,486	$6.97
8.58-10.71	890,752	3.4	8.66	890,752	8.66
15.05-15.56	1,662,396	5.5	15.54	788,396	15.54
24.62-27.16	528,495	6.8	24.66	8,245	27.16

$5.48-27.16	5,374,129	4.2	$11.64	3,979,879	$9.08

Preferred Stock Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.
Stockholder Rights Plan On July 28, 1999, the Company’s Board of Directors adopted a stockholder rights plan pursuant to which stockholders were granted preferred stock rights (Rights) to purchase one one-thousandth of a share of the Company’s Series A Preferred Stock for each share of common stock held. In connection with the adoption of such plan, the Company designated and reserved 100,000 shares of preferred stock as Series A Preferred Stock and declared a dividend of one Right on each outstanding share of the Company’s common stock. Rights were distributed to stockholders of record as of August 9, 1999. The Rights Agreement provides that the number of Rights associated with each share of common stock shall be adjusted in the event of a stock split. After giving effect to subsequent stock splits, each share of common stock now carries with it one-quarter of a Right.
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
NOTE 10. EMPLOYEES’ RETIREMENT PLANS
Substantially all employees in the U.S. are covered by defined contribution profit sharing and savings plans. These tax qualified plans are maintained and contributions made in accordance with ERISA. The Company also provides certain eligible executives benefits pursuant to a nonqualified benefit restoration plan (BRP Plan) equal to amounts that would have been available under the tax qualified ERISA plans, save for limitations of ERISA, tax laws and regulations. Company contributions, which are discretionary, to all plans were $47.0 million, $32.8 million, and $13.2 million, for 2005, 2004 and 2003, respectively. These costs were recorded in selling, general and administrative expenses.
The deferred compensation liability under the BRP Plan was $37.4 million and $22.7 million at August 31, 2005 and 2004, respectively, and recorded in other long-term liabilities. Though under no obligation to fund the plan, the Company has segregated assets in a trust whose current value at August 31, 2005 and 2004 was $34.5 million and $20.2 million, respectively, and recorded in other long-term assets. The net unrealized holding gain on these segregated assets was $4.8 million for the year ended August 31, 2005. The amounts recognized in earnings in the prior years were not material.
A certain number of employees outside of the U.S. participate in defined contribution plans maintained in accordance with local regulations. Company contributions to these international plans were $2.7 million, $1.4 million, and $902 thousand for the years ended August 31, 2005, 2004, and 2003, respectively.
The Company has no significant postretirement obligations. The Company’s historical costs for postemployment benefits have not been significant and are not expected to be in the future.

NOTE 11. COMMITMENTS AND CONTINGENCIES
Minimum lease commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 2005, are as follows for the fiscal periods specified:

		Real
(in thousands)	Equipment	Estate

2006	$13,317	$5,960
2007	11,682	4,348
2008	10,676	3,304
2009	7,804	2,689
2010 and thereafter	16,789	7,952

	$60,268	$24,253

Total rental expense was $18.8 million, $16.0 million and $13.4 million in 2005, 2004 and 2003, respectively.
Environmental and Other Matters In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.
The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at fourteen sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At August 31, 2005, based on currently available information, which is in many cases preliminary and incomplete, management estimates that the Company’s aggregate liability for cleanup and remediation costs in connection with nine of the fourteen sites will be between $1.7 million and $2.7 million. The Company has accrued for these liabilities based upon management’s best estimates. At August 31, 2005, $6.2 million was accrued for environmental liabilities of which $2.0 million was classified as other long-term liabilities. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Accordingly, it is not possible to estimate a meaningful range of possible exposure. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.
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
Insurance Claims On August 18, 2003, the Company’s new electric arc furnace transformer failed at its SMI-South Carolina melt shop after only six days in operation. After the failure of the new transformer, the Company’s former transformer was reinstalled. Costs for repairing the transformer were covered by the equipment manufacturer. In May and June 2004, the Company’s primary and secondary transformers at SMI-Texas’ melt shop failed. In August 2005, the Company settled all of its insurance claims (primarily for business interruption) relating to these transformer failures. Total settlement amounts (net of deductibles) were $10.3 million and $9.8 million for the SMI-Texas and SMI-South Carolina claims, respectively. These amounts were recorded in net sales for the year ended August 31, 2005.

Guarantees In January 2005, one of the Company’s international subsidiaries entered into a guarantee agreement with a bank in connection with a $30 million advance by an affiliate of the bank to one of the subsidiary’s suppliers. The subsidiary has entered into an offtake agreement with the supplier with a total purchase commitment of $45 million. The subsidiary’s maximum exposure under the guarantee is $3 million (except in an event of default by the subsidiary under the offtake agreement). The fair value of the guarantee is negligible.
NOTE 12. EARNINGS PER SHARE
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any years presented. The reconciliation of the denominators of the earnings per share calculations are as follows at August 31:

	2005	2004	2003

Shares outstanding for basic earnings per share	59,024,440	57,535,914	56,405,958
Effect of dilutive securities:
Stock-based incentive/purchase plans	2,665,647	2,152,764	805,232

Shares outstanding for diluted earnings per share	61,690,087	59,688,678	57,211,190

All of the Company’s outstanding stock options, restricted stock and SARs were dilutive at August 31, 2005 and 2004 based on the average share prices of $27.16 and $16.52, respectively. Stock options with total outstanding share commitments of 20,000 were anti-dilutive at August 31, 2003. All stock options and SARs expire by 2012.
NOTE 13. ACCRUED EXPENSES AND OTHER PAYABLES

	August 31,
(in thousands)	2005	2004

Salaries, bonuses and commissions	$117,615	$94,501
Employees’ retirement plans	44,282	30,477
Freight	20,034	22,903
Advance billings on contracts	22,966	18,058
Insurance	11,779	15,359
Taxes other than income taxes	14,644	11,575
Contract losses	4,222	7,470
Litigation accruals	6,650	6,650
Interest	5,047	5,205
Environmental	2,807	2,185
Other	43,552	34,407

	$293,598	$248,790

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
The domestic mills segment includes the Company’s domestic steel minimills (including the scrap processing facilities which directly support these mills) and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel minimills because it has similar economic characteristics. The CMCZ minimill and subsidiaries in Poland have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from that of the Company’s domestic minimills. The domestic fabrication segment consists of the Company’s rebar and joist fabrication operations, fence post manufacturing plants, construction-related and other products facilities. The recycling segment consists of the CMC Recycling division’s scrap processing and sales operations primarily in Texas, Florida and the southern United States. Marketing and distribution includes both domestic and international operations for the sales, distribution and processing of both ferrous and nonferrous metals and other industrial products. The segment’s activities consist only of physical transactions and not position taking for speculation. The corporate segment contains expenses of the Company’s corporate headquarters and interest expense relating to its long-term public debt and commercial paper program.
The Company uses adjusted operating profit to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The following is a summary of certain financial information by reportable segment (in thousands):

					Marketing
	Domestic		Domestic		and
	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

2005
Net sales-unaffiliated customers	$1,014,021	$466,529	$1,472,858	$820,984	$2,813,462	$4,843	$—	$6,592,697
Intersegment sales	284,400	11,726	828	75,962	112,863	—	(485,779)	—
Net sales	1,298,421	478,255	1,473,686	896,946	2,926,325	4,843	(485,779)	6,592,697
Adjusted operating profit (loss)	216,875	(188)	117,856	70,828	90,417	(17,463)	—	478,325
Interest expense*	1,622	3,602	9,993	(1,738)	9,330	9,379	(1,001)	31,187
Capital expenditures	52,041	25,730	17,487	12,021	2,331	604	—	110,214
Depreciation and amortization	33,669	17,808	13,383	7,858	2,810	1,082	—	76,610
Goodwill	306	—	27,006	3,230	—	—	—	30,542

Total assets	468,532	276,219	594,000	146,620	746,951	100,600	—	2,332,922

2004
Net sales-unaffiliated customers	$845,348	$354,328	$1,041,690	$717,557	$1,809,276	$128	$—	$4,768,327
Intersegment sales	263,888	72,813	5,631	56,618	72,507	—	(471,457)	—
Net sales	1,109,236	427,141	1,047,321	774,175	1,881,783	128	(471,457)	4,768,327
Adjusted operating profit (loss)	84,156	69,318	7,288	67,887	39,427	(26,394)	—	241,682
Interest expense*	2,370	3,175	5,135	(93)	4,056	13,833	(372)	28,104
Capital expenditures	25,734	7,913	7,954	8,688	1,214	386	—	51,889
Depreciation and amortization	36,324	10,098	13,369	7,705	2,665	883	—	71,044
Goodwill	306	—	27,006	3,230	—	—	—	30,542

Total assets	421,517	242,547	497,044	143,504	569,220	114,214	—	1,988,046

2003
Net sales-unaffiliated customers	$596,418	$—	$739,677	$409,554	$1,129,777	$459	$—	$2,875,885
Intersegment sales	173,635	—	2,961	31,890	19,920	—	(228,406)	—
Net sales	770,053	—	742,638	441,444	1,149,697	459	(228,406)	2,875,885
Adjusted operating profit (loss)	19,664	—	701	15,206	21,784	(11,039)	—	46,316
Interest expense*	(273)	—	3,649	844	1,214	10,158	(254)	15,338
Capital expenditures	25,979	—	12,060	5,765	3,560	2,428	—	49,792
Depreciation and amortization	37,908	—	12,319	7,936	2,134	906	—	61,203
Goodwill	306	—	3,601	2,930	—	—	—	6,837

Total assets	412,403	—	326,541	106,749	350,601	86,961	—	1,283,255

*	Includes intercompany interest expense (income) in the segments.

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Year ended August 31,
(in thousands)	2005	2004	2003

Net earnings	$285,781	$132,021	$18,904
Minority interests (benefit)	(744)	14,871	—
Income taxes	157,996	65,055	11,490
Interest expense	31,187	28,104	15,338
Discounts on sales of accounts receivable	4,105	1,631	584

Adjusted operating profit	$478,325	$241,682	$46,316

The following represents the Company’s external net sales by major product and geographic area:

	Year ended August 31,
(in thousands)	2005	2004	2003

Major product information:
Steel products	$4,290,435	$2,991,272	$1,821,506
Industrial materials	816,322	519,967	242,912
Ferrous scrap	387,963	384,196	155,054
Nonferrous scrap	427,652	328,357	249,619
Other products	670,325	544,535	406,794

Net sales	$6,592,697	$4,768,327	$2,875,885

Geographic area:
United States	$3,876,683	$2,989,554	$2,045,965
Europe	1,237,551	827,249	203,831
Asia	853,317	493,609	298,335
Australia/New Zealand	403,696	315,442	223,213
Other	221,450	142,473	104,541

Net sales	$6,592,697	$4,768,327	$2,875,885

The following represents long-lived assets by geographic area:

	Year ended August 31,
(in thousands)	2005	2004	2003

United States	$491,528	$437,170	$409,284
Poland	119,378	95,057	—
Australia	13,199	11,346	11,009
Other	7,900	20,241	10,696

Total long-lived assets	$632,005	$563,814	$430,989

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for fiscal 2005, 2004 and 2003 are as follows (in thousands except per share data):

	Three Months Ended 2005
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales	$1,529,072	$1,597,313	$1,726,251	$1,740,061
Gross profit	232,964	208,521	229,532	228,196
Net earnings	73,725	56,575	71,741	83,740
Basic EPS	1.26	0.95	1.20	1.44
Diluted EPS	1.21	0.91	1.14	1.38

	Three Months Ended 2004
	Nov. 30	Feb. 29	May 31	Aug. 31

Net sales	$830,007	$1,068,060	$1,407,206	$1,463,054
Gross profit	92,519	128,615	202,169	184,298
Net earnings	12,628	21,155	50,884	47,354
Basic EPS	0.22	0.37	0.88	0.81
Diluted EPS	0.22	0.35	0.84	0.78

	Three Months Ended 2003
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales	$636,179	$660,816	$774,151	$804,739
Gross profit	61,060	67,919	74,419	85,641
Net earnings	2,205	2,933	3,022	10,744
Basic EPS	0.04	0.05	0.05	0.19
Diluted EPS	0.04	0.05	0.05	0.19
During the fourth quarter of 2005, the Company reached a formal settlement with its insurance carrier and recorded $11.6 million representing the final settlement of its insurance claims relating to its prior year transformer failures at SMI-Texas and SMI-South Carolina. All funds were received in September 2005.
Also, during the fourth quarter of 2005, the Company reduced its accrued discretionary incentive compensation accrual by $6.9 million following finalization and approval by its Board of Directors.
The final determination of LIFO inventory quantities and prices (after tax) resulted in $10.8 million income, $25.3 million expense, and $857 thousand expense in the fourth quarters of 2005, 2004, and 2003, respectively. Also, during the fourth quarter of 2005, the Company incurred charges of $6.5 million to write-down its FIFO inventories to current market value.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
(b) Changes in Internal Control Over Financial Reporting. During our most recent fiscal quarter, there was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2005, our internal control over financial reporting was effective. Our Management’s Report on Internal Control Over Financial Reporting, as of August 31, 2005, can be found on page 40 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting can be found on page 41 of this Form 10-K, each of which is incorporated by reference into this Item 9A.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Some of the information required in response to this item with regard to directors is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 26, 2006, which will be filed no later than 120 days after the close of our fiscal year. The following is a listing of employees we believe to be our “Executive Officers” as of November 1, 2005, as defined under Rule 3b-7 of the Securities Exchange Act of 1934:

	CURRENT TITLE &
NAME	POSITION	AGE	OFFICER SINCE
Louis A. Federle	Treasurer	57	1979

A. Leo Howell	Vice President and Howell Metal Company — President	84	1977

William B. Larson	Vice President and Chief Financial Officer	52	1995

Murray R. McClean	Executive Vice President and Chief Operating Officer	57	1995

Malinda G. Passmore	Controller	46	1999

Allan R. Postel	Vice President and Secondary Metals Processing Division — President	57	2004

Stanley A. Rabin	Chairman of the Board, President and Chief Executive Officer, Director	67	1974

Russell B. Rinn	Vice President and CMC Steel Group — Chief Operating Officer	47	2002

Clyde P. Selig	Vice President and CMC Steel Group — President and Chief Executive Officer, Director	73	1981

David M. Sudbury	Vice President, Secretary and General Counsel	60	1976

Hanns Zoellner	Vice President and Marketing and Distribution Segment — President	57	2004
     Our board of directors, or a subsidiary, usually employs the executive officers at its first meeting after our annual stockholders meeting. Our executive officers continue to serve for terms set from time to time by the board of directors in its discretion.
     We have employed all of our executive officers in the positions indicated above or in positions of similar responsibility for more than five years. On September 20, 2004, we appointed Mr. McClean as our Executive Vice President and Chief Operating Officer and named Mr. Zoellner to replace Mr. McClean as President of our Marketing and Distribution Segment. Mr. McClean had served as President of the Marketing and Distribution Segment from September 1, 1999 to September 20, 2004. Mr. Zoellner had previously served as President of the International Division — Europe, having been employed by the division initially in 1981 and continuously since 1991. Mr. Postel was named President of the Secondary Metals Processing Segment in September, 2004. Mr. Postel had served as Chief Operating Officer of the segment since March, 2004 and has been employed in positions of increasing responsibility in the Secondary Metals Processing Division since 1974. In June 2002, Clyde P. Selig was named Chief Executive Officer of the CMC Steel Group in addition to his existing duties as CMC Steel Group President. There are no family relationships among our officers or among the executive officers and directors.
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

ITEM 11. EXECUTIVE COMPENSATION
     Information required in response to this Item 11 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 26, 2006. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information required in response to this Item 12 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 26, 2006. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     To the extent applicable, information required in response to this Item 13 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 26, 2006. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required in response to this Item 14 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 26, 2006. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1.	All financial statements are included at Item 8 above.

2.	All financial statement schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or notes thereto.

3.	The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT
NO.	DESCRIPTION
2a	Agreement and Plan of Merger among Commercial Metals Company, LAI Acquisition Company, Lofland Acquisition, Inc., The Lofland Company, E.F. Private Equity Partners (Americas) L.P. and the Texas Growth Fund-1995 Trust dated December 23, 2003 (filed as Exhibit 2(b) to Commercial Metals’ Form S-4 filed January 27, 2004 (File NO. 3333-112243) and incorporated herein by reference).

2b	Share Purchase Agreement dated July 22, 2003, between Impexmetal, S.A. and Commercial Metals (International) AG (filed as Exhibit 2.1 to Commercial Metals’ Form 10-Q for the quarter ending November 30, 2003).

3(i)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)a	Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)a to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)b	Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)b to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)c	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
4(i)a	Indenture between Commercial Metals and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4.1 to Commercial Metals’ Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

4(i)b	Rights Agreement dated July 28, 1999 by and between Commercial Metals and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit 1 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

4(i)c	Form of Note for Commercial Metals’ 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)d to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)d	Officers’ Certificate, dated August 4, 1997, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)e to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)e	Form of Note for Commercial Metals’ 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)f to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)f	Officers’ Certificate, dated February 23, 1999, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)g to Commercial Metals’ Form 10-K/A for fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)g**	Exchange and Registration Rights Agreement, dated November 13, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 4(i)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

4(i)h**	Supplemental Indenture, dated as of November 12, 2003, to Indenture dated as of July 31, 1995, by and between Commercial Metals and JPMorgan Chase Bank (filed as Exhibit 4(i)i to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference).

10(i)a	Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (filed as Exhibit (10)(a) to Commercial Metals’ Form 10-Q for the period ended May 31, 2001 and incorporated herein by reference).

10(i)b**	Purchase Agreement, dated November 7, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 10(i)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(i)c	Amended and Restated Receivables Purchase Agreement dated as of April 22, 2004, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i)f to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004, and incorporated herein by reference).

10(i)d	Amendment to Purchase and Sale Agreement dated April 22, 2004, among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed as Exhibit 10(i)g to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004, and incorporated herein by reference).

10(i)e	Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 20, 2005, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed April 21, 2005, and incorporated herein by reference).

10(i)f	First Amended and Restated $400,000,000 3 Year Credit Agreement, dated May 23, 2005, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10.4 to Commercial Metals’ Form 8-K filed May 26, 2005, and incorporated herein by reference).

10(iii)a*	Employment Agreement of Murray R. McClean dated May 23, 2005 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 26, 2005, and incorporated herein by reference).

10(iii)b*	Key Employee Long-Term Performance Plan description (filed as Exhibit (10)(iii)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001, and incorporated hereby by reference).

10(iii)c*	Key Employee Annual Incentive Plan description (filed as Exhibit (10)(iii)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001, and incorporated hereby by reference).

10(iii)d*	Employment and Consulting Agreement of Marvin Selig dated as of June 7, 2002 (filed as Exhibit 10(iii)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference).

10(iii)e*	Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(f) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(iii)f*	Consulting and Non-Competition Agreement, between Commercial Metals Company and Harry J. Heinkele dated as of September 24, 2004 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed September 29, 2004, and incorporated herein by reference).

10(iii)g*	Employment Agreement between Commercial Metals (International) AG and Hanns Zoellner dated January 2, 1998 (filed as Exhibit 10(iii)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(iii)h*	Commercial Metals Company 1996 Long-Term Incentive Plan (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2005 and incorporated herein by reference).

10(iii)i*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed May 26, 2005, and incorporated herein by reference).

10(iii)j*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed May 26, 2005, and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(iii)k*	Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed January 27, 2005, and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm to incorporation by reference of reports dated November 9, 2005, accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2005, into previously filed Registration Statements No. 033-61073, No. 033-61075, No. 333-27967 and No. 333-42648 on Form S-8 and Registration Statements No. 33-60809 and No. 333-61379 on Form S-3 (filed herewith).

31a	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31b	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32a	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32b	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan.

**	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
/s/ Stanley A. Rabin
By: Stanley A. Rabin
Chairman of the Board, President and Chief Executive Officer

Date: November 9, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Stanley A. Rabin	/s/ Robert D. Neary

Stanley A. Rabin, November 9, 2005	Robert D. Neary, November 9, 2005
Chairman of the Board, President and Chief Executive Officer	Director

/s/ Harold L. Adams	/s/ Dorothy G. Owen

Harold L. Adams, November 9, 2005	Dorothy G. Owen, November 9, 2005
Director	Director

/s/ Moses Feldman	/s/ Clyde P. Selig

Moses Feldman, November 9, 2005	Clyde P. Selig, November 9, 2005
Director	Director

/s/ Ralph E. Loewenberg	/s/ J. David Smith

Ralph E. Loewenberg, November 9, 2005	J. David Smith, November 9, 2005
Director	Director

/s/ Anthony A. Massaro	/s/ Robert R. Womack

Anthony A. Massaro, November 9, 2005	Robert R. Womack, November 9, 2005
Director	Director

/s/ Malinda G. Passmore	/s/ William B. Larson

Malinda G. Passmore, November 9, 2005	William B. Larson, November 9, 2005
Controller	Vice President and Chief Financial Officer

Index to Exhibits

EXHIBIT
NO.	DESCRIPTION
2a	Agreement and Plan of Merger among Commercial Metals Company, LAI Acquisition Company, Lofland Acquisition, Inc., The Lofland Company, E.F. Private Equity Partners (Americas) L.P. and the Texas Growth Fund-1995 Trust dated December 23, 2003 (filed as Exhibit 2(b) to Commercial Metals’ Form S-4 filed January 27, 2004 (File NO. 3333-112243) and incorporated herein by reference).

2b	Share Purchase Agreement dated July 22, 2003, between Impexmetal, S.A. and Commercial Metals (International) AG (filed as Exhibit 2.1 to Commercial Metals’ Form 10-Q for the quarter ending November 30, 2003).

3(i)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)a	Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)a to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)b	Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)b to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)c	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

4(i)a	Indenture between Commercial Metals and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4.1 to Commercial Metals’ Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

4(i)b	Rights Agreement dated July 28, 1999 by and between Commercial Metals and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit 1 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

4(i)c	Form of Note for Commercial Metals’ 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)d to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)d	Officers’ Certificate, dated August 4, 1997, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)e to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)e	Form of Note for Commercial Metals’ 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)f to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)f	Officers’ Certificate, dated February 23, 1999, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)g to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)g**	Exchange and Registration Rights Agreement, dated November 13, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 4(i)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

4(i)h**	Supplemental Indenture, dated as of November 12, 2003, to Indenture dated as of July 31, 1995, by and between Commercial Metals and JPMorgan Chase Bank (filed as Exhibit 4(i)i to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference).

10(i)a	Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and

EXHIBIT
NO.	DESCRIPTION
CMC Receivables, Inc. (filed as Exhibit (10)(a) to Commercial Metals’ Form 10-Q for the period ended May 31, 2001 and incorporated herein by reference).

10(i)b**	Purchase Agreement, dated November 7, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 10(i)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003, and incorporated herein by reference).

10(i)c	Amended and Restated Receivables Purchase Agreement dated as of April 22, 2004, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i)f to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004, and incorporated herein by reference).

10(i)d	Amendment to Purchase and Sale Agreement dated April 22, 2004, among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed as Exhibit 10(i)g to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004, and incorporated herein by reference).

10(i)e	Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 20, 2005, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed April 21, 2005, and incorporated herein by reference).

10(i)f	First Amended and Restated $400,000,000 3 Year Credit Agreement, dated May 23, 2005, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10.4 to Commercial Metals’ Form 8-K filed May 26, 2005, and incorporated herein by reference).

10(iii)a	Employment Agreement of Murray R. McClean dated May 23, 2005 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 26, 2005, and incorporated herein by reference).

10(iii)b*	Key Employee Long-Term Performance Plan description (filed as Exhibit (10)(iii)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001, and incorporated hereby by reference).

10(iii)c*	Key Employee Annual Incentive Plan description (filed as Exhibit (10)(iii)d to Commercial Metals’ Form 10-K for the

EXHIBIT
NO.	DESCRIPTION
fiscal year ended August 31, 2001, and incorporated hereby by reference).

10(iii)d*	Employment and Consulting Agreement of Marvin Selig dated as of June 7, 2002 (filed as Exhibit 10(iii)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference).

10(iii)e*	Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(f) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(iii)f*	Consulting and Non-Competition Agreement, between Commercial Metals Company and Harry J. Heinkele dated as of September 24, 2004 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed September 29, 2004, and incorporated herein by reference).

10(iii)g*	Employment Agreement between Commercial Metals (International) AG and Hanns Zoellner dated January 2, 1998 (filed as Exhibit 10(iii)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(iii)h*	Commercial Metals Company 1996 Long-Term Incentive Plan (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2005 and incorporated herein by reference).

10(iii)i*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed May 26, 2005, and incorporated herein by reference).

10(iii)j*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed May 26, 2005, and incorporated herein by reference).

10(iii)k*	Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed January 27, 2005, and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm to incorporation by reference of reports dated November 9, 2005, accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2005, into previously filed Registration Statements No. 033-61073, No. 033-61075, No. 333-27967 and No. 333-42648 on Form S-8 and Registration Statements No. 33-60809 and No. 333-61379 on Form S-3 (filed herewith).

31a	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31b	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32a	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32b	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan.

**	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.