Form 10-Q
period 2005-11-30
COMMERCIAL METALS CO
filed 2006-01-09
CIK 22444

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes	No
☐	☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐
As of December 30, 2005, there were 58,516,016 shares of the Company’s common stock issued and outstanding excluding 6,014,316 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PAGE NO.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – November 30, 2005 and August 31, 2005	2-3

Condensed Consolidated Statements of Earnings – Three months ended November 30, 2005 and 2004	4

Condensed Consolidated Statements of Cash Flows – Three months ended November 30, 2005 and 2004	5

Condensed Consolidated Statement of Stockholders’ Equity – Three months ended November 30, 2005	6

Notes to Condensed Consolidated Financial Statements	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II – OTHER INFORMATION

Items 1 – 6	28–29

Signatures	30

Index to Exhibits	31
Amendment to Amended and Restated Receivables
Purchase Agreement
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Amendment to Amended and Restated Receivables Purchase Agreement
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS

	November 30,	August 31,
(in thousands)	2005	2005
Current assets:
Cash and cash equivalents	$133,478	$119,404
Accounts receivable (less allowance for collection losses of $16,296 and $17,167)	813,263	829,192
Inventories	657,965	706,951
Other	46,959	45,370

Total current assets	1,651,665	1,700,917

Property, plant and equipment:
Land	42,229	41,887
Buildings and improvements	248,069	245,924
Equipment	865,170	863,748
Construction in process	69,504	49,183

	1,224,972	1,200,742
Less accumulated depreciation and amortization	(709,805)	(695,158)

	515,167	505,584
Goodwill	30,542	30,542
Other assets	99,077	95,879

	$2,296,451	$2,332,922

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 30,	August 31,
(in thousands except share data)	2005	2005
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$392,374	$408,342
Accounts payable-documentary letters of credit	103,097	140,986
Accrued expenses and other payables	208,017	293,598
Income taxes payable and deferred income taxes	57,106	40,126
Short-term trade financing arrangements	—	1,667
Current maturities of long-term debt	15,019	7,223

Total current liabilities	775,613	891,942

Deferred income taxes	45,598	45,629
Other long-term liabilities	66,349	58,627
Long-term debt	389,859	386,741

Total liabilities	1,277,419	1,382,939

Minority interests	50,379	50,422
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $5.00 per share:
authorized 100,000,000 shares;
issued 64,530,332 shares;
outstanding 58,390,580 and 58,130,723 shares	322,652	322,652
Additional paid-in capital	10,911	14,813
Accumulated other comprehensive income	21,915	24,594
Unearned stock compensation	—	(5,901)
Retained earnings	710,451	644,319

	1,065,929	1,000,477
Less treasury stock:
6,139,752 and 6,399,609 shares at cost	(97,276)	(100,916)

Total stockholders’ equity	968,653	899,561

	$2,296,451	$2,332,922

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
	November 30,
(in thousands, except share data)	2005	2004
Net sales	$1,645,698	$1,529,072
Costs and expenses:
Cost of goods sold	1,424,730	1,296,108
Selling, general and administrative expenses	106,734	109,805
Interest expense	6,924	7,301

	1,538,388	1,413,214

Earnings before income taxes and minority interests	107,310	115,858
Income taxes	37,441	39,275

Earnings before minority interests	69,869	76,583
Minority interests	245	2,858

Net earnings	$69,624	$73,725

Basic earnings per share	$1.20	$1.26

Diluted earnings per share	$1.14	$1.21

Cash dividends per share	$0.06	$0.05

Average basic shares outstanding	57,967,808	58,705,386

Average diluted shares outstanding	61,053,440	60,922,106

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2005	2004
Cash Flows From (Used By) Operating Activities:
Net earnings	$69,624	$73,725
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	19,270	19,138
Business interruption insurance recovery	—	(3,900)
Minority interests	245	2,858
Provision for losses on receivables	682	955
Share-based compensation	1,933	—
Net gain on sale of assets and other	(1,032)	(735)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	12,102	(46,429)
Accounts receivable sold	—	179
Inventories	47,457	(102,097)
Other assets	(4,559)	1,304
Accounts payable, accrued expenses, other payables and income taxes	(82,481)	(29,768)
Deferred income taxes	650	(15)
Other long-term liabilities	7,772	4,689

Net Cash Flows From (Used By) Operating Activities	71,663	(80,096)

Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(27,105)	(17,215)
Sales of property, plant and equipment	3,108	1,728
Acquisitions of fabrication businesses	(5,117)	(2,950)

Net Cash Used By Investing Activities	(29,114)	(18,437)

Cash Flows From (Used By) Financing Activities:
Increase (Decrease) in documentary letters of credit	(37,889)	8,289
Payments on trade financing arrangements	(1,612)	(5,518)
Short-term borrowings, net change	—	14,450
Payments on long-term debt	(240)	(66)
Proceeds from issuance of long-term debt	11,406	—
Stock issued under incentive and purchase plans	1,663	1,719
Dividends paid	(3,492)	(2,932)
Tax benefits from stock plans	2,043	1,592

Net Cash From (Used By) Financing Activities	(28,121)	17,534
Effect of Exchange Rate Changes on Cash	(354)	1,314

Increase (Decrease) in Cash and Cash Equivalents	14,074	(79,685)
Cash and Cash Equivalents at Beginning of Year	119,404	123,559

Cash and Cash Equivalents at End of Period	$133,478	$43,874

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock			Accumulated			Treasury Stock
			Additional	Other	Unearned
	Number of		Paid-In	Comprehensive	Stock	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income	Compensation	Earnings	Shares	Amount	Total
Balance, September 1, 2005	64,530,332	$322,652	$14,813	$24,594	$(5,901)	$644,319	(6,399,609)	$(100,916)	$899,561

Comprehensive income:
Net earnings for three months ended November 30, 2005						69,624			69,624
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $(775)				(2,801)					(2,801)
Unrealized 1oss on hedges, net of taxes of $83				122					122
Comprehensive income									66,945

Cash dividends						(3,492)			(3,492)
Stock issued under incentive and purchase plans			(1,983)				260,257	3,646	1,663
Stock-based compensation			(3,962)		5,901		(400)	(6)	1,933
Tax benefits from stock plans			2,043						2,043

Balance, November 30, 2005	64,530,332	$322,652	$10,911	$21,915	$—	$710,451	(6,139,752)	$(97,276)	$968,653

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — QUARTERLY FINANCIAL DATA
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2005 (with the exception of the Company’s adoption of Financial Accounting Standards Board (FASB) Statement No.123R, Share-Based Payment (123(R)) as described below), and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and statements of earnings, cash flows and stockholders’ equity for the periods indicated. These Notes should be read in conjunction with such Form 10-K. The results of operations for the three month period are not necessarily indicative of the results to be expected for a full year.
NOTE B — ACCOUNTING POLICIES
Stock-Based Compensation
See Note 9, Capital Stock, to the Company’s consolidated financial statements for the year ended August 31, 2005 filed on Form 10-K with the SEC for a description of the Company’s stock incentive plans.
In December 2004, the FASB issued 123(R), requiring that the compensation cost relating to share-based compensation transactions be recognized at fair value in financial statements. The Company adopted 123(R) effective September 1, 2005 using the modified prospective method. As a result, compensation expense has been and will be recorded for the unvested portion of previously issued awards that were outstanding at September 1, 2005. No share-based awards were granted during the three months ended November 30, 2005 or 2004. The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the remaining vesting period of previously issued awards. (See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2005 for the assumptions used to estimate the fair value and the weighted average grant date fair value. The Company developed its volatility assumption based on historical data). The Company recognized pre-tax stock-based compensation expense of $1.9 million ($0.02 per diluted share) as a component of selling, general and administrative expenses for the three months ended November 30, 2005. The cumulative effect of adoption (primarily arising from the recognition of anticipated forfeitures) was not material. At November 30, 2005, the Company had $7.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 31 months.
Prior to the adoption of 123(R), the Company accounted for stock options and stock appreciation rights (SARs) granted to employees and directors using the intrinsic value-based method of accounting. If the Company had used the fair value-based method of accounting, net earnings and earnings per share for the three months ended November 30, 2004 would have been adjusted to the pro forma amounts listed in the table below.

(in thousands, except share data)

Net earnings, as reported	$73,725
Add: Stock-based compensation expense recognized	—
Less: Pro forma stock-based compensation cost	(657)

Net earnings — pro forma	$73,068

Net earnings per share, as reported:
Basic	$1.26
Diluted	$1.21
Net earnings per share — pro forma:
Basic	$1.24
Diluted	$1.20
Combined information for shares subject to options and SARs for the three months ended November 30, 2005 was as follows:

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share
August 31, 2005
Outstanding	5,374,129	$11.64	$5.48-$27.16
Exercisable	3,979,879	9.08	5.48- 27.16
Granted	—	—	—
Exercised	(284,905)	8.78	5.88- 15.56
Forfeited	(9,400)	16.53	15.56- 24.62

November 30, 2005
Outstanding	5,079,824	11.79	5.48-27.16
Exercisable	3,694,974	9.11	5.48-27.16

Share information for options and SARs at November 30, 2005:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price
$5.48 - 7.98	2,107,796	2.7	$6.96	2,107,796	$6.96
8.58 -10.71	841,512	3.2	8.66	841,512	8.66
15.05 -15.56	1,603,021	5.3	15.55	737,421	15.54
24.62 -27.16	527,495	6.6	24.66	8,245	27.16

$5.48 -27.16	5,079,824	4.0	$11.79	3,694,974	$9.11

None of the Company’s previously granted restricted stock awards vested during the three months ended November 30, 2005.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $16.5 million and $15.7 million at November 30, 2005 and August 31, 2005, respectively. There were no significant changes in either the components or the lives of intangible assets during the three months ended November 30, 2005. Aggregate amortization expense for the three months ended November 30, 2005 and 2004 was $487 thousand and $646 thousand, respectively.
Inventory Costs
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, which specifies that certain abnormal costs must be recognized as current period charges. The Company adopted this Statement, which is effective for inventory costs incurred after September 1, 2005, and it did not materially affect the Company’s results of operations or financial position as of and for the three months ended November 30, 2005.
Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that an asset retirement obligation for which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the Company’s control must be recognized as a liability incurred or acquired if it can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 effective September 1, 2005 and its adoption did not materially impact the Company’s financial position as of November 30, 2005 or its results of operations for the three months then ended.
Reclassifications
Certain immaterial reclassifications have been made to the prior period financial statements to conform to the classifications used in the current period.
NOTE C — ACQUISITIONS
On November 14, 2005, the Company acquired substantially all of the operating assets of Hall-Hodges Company, a reinforcing steel fabricator in Norfolk, Virginia for $5.1 million cash and a note payable of $300 thousand. The acquisition is expected to strengthen the Company’s presence and improve its opportunity to grow in the eastern Virginia area. The following summarizes the allocation of the purchase price (subject to change following management’s evaluation of fair value assumptions).

(in thousands)

Inventories	$1,659
Property, plant and equipment	2,962
Intangible assets	800
Other assets	27
Liabilities	(31)

$5,417

On November 4, 2004, the Company acquired substantially all of the operating assets of the J. L. Davidson Company’s rebar fabricating facility located in Rialto, California. The Company paid $2.9 million in cash and executed notes payable of $2.3 million for this acquisition. The following summarizes the allocation of the purchase price at fair value as of the date of the acquisition.

(in thousands)

Inventories	$681
Property, plant and equipment	4,550

$5,231

The pro forma impact from these acquisitions on consolidated net earnings would not have been materially different than reported.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE D — SALES OF ACCOUNTS RECEIVABLE
The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (CMCRV). CMCRV is structured to be a bankruptcy-remote entity. CMCRV, in turn, sells undivided percentage ownership interests in the pool of receivables to affiliates of two third-party financial institutions. CMCRV may sell undivided interests of up to $130 million, depending on the Company’s level of financing needs.
At November 30, 2005 and August 31, 2005, accounts receivable of $281 million and $275 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at November 30 and August 31, 2005. The Company did not sell any undivided interests in the pool of receivables to the financial institution buyers during the three months ended November 30, 2005, and the average monthly amount of undivided interests owned by the financial institution buyers was $21.3 million for the three months ended November 30, 2004.
In addition to the securitization program described above, the Company’s international subsidiaries periodically sell accounts receivable without recourse. Uncollected accounts receivable that had been sold under these arrangements and removed from the condensed consolidated balance sheets were $61.0 million and $63.2 million at November 30 and August 31, 2005, respectively. The average monthly amounts of outstanding international accounts receivable sold were $60.6 million and $57.4 million for the three months ended November 30, 2005 and 2004, respectively.
Discounts (losses) on domestic and international sales of accounts receivable were $776 thousand and $772 thousand for the three months ended November 30, 2005 and 2004, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE E — INVENTORIES
Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $133.1 million and $111.4 million at November 30 and August 31, 2005, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company’s inventories are in finished goods, with minimal work in process. Approximately $41.1 million and $39.9 million were in raw materials at November 30 and August 31, 2005, respectively.
NOTE F — CREDIT ARRANGEMENTS
At November 30 and August 31, 2005, no borrowings were outstanding under the Company’s commercial paper program or the related revolving credit agreement. The Company was in compliance with all covenants at November 30, 2005.
The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are available to support documentary letters of credit (including those with extended terms), foreign exchange transactions and, in certain instances, short-term working capital loans and are priced at bankers’ acceptance rates or on a cost of funds basis. Amounts outstanding on these facilities relate to accounts payable settled under documentary letters of credit.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Long-term debt was as follows:

	November 30,	August 31,
(in thousands)	2005	2005
6.80% notes due 2007	$50,000	$50,000
6.75% notes due 2009	100,000	100,000
CMCZ term note due 2009	39,533	39,773
5.625% notes due 2013	200,000	200,000
Other	15,345	4,191

	404,878	393,964
Less current maturities	15,019	7,223

	$389,859	$386,741

Interest on CMCZ’s term note is accrued at the Warsaw Interbank Offered Rate (WIBOR) plus 1.25% and was fixed at 5.89% for the three months ended December 29, 2005. The term note has scheduled semi-annual payments beginning in September 2005 and is collateralized by CMCZ’s property, plant and equipment. CMCZ also has a revolving credit facility with maximum borrowings of 120 million PLN ($36.1 million) bearing interest at WIBOR plus 0.8% and collateralized by CMCZ’s accounts receivable. This facility expires March 2, 2006. At November 30, 2005, no amounts were outstanding under this facility. The term note and the revolving credit facility contain certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at November 30, 2005. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
Interest of $7.7 million and $7.6 million was paid in the three months ended November 30, 2005 and 2004, respectively.
NOTE G — INCOME TAXES
The Company paid $17.3 million in income taxes during the three months ended November 30, 2005. No significant income taxes were paid during the three months ended November 30, 2004.
Reconciliations of the United States statutory rates to the Company’s effective tax rates were as follows:

	Three Months Ended
	November 30,
	2005	2004

Statutory rate	35.0%	35.0%
State and local taxes	1.2	2.6
Extraterritorial Income Exclusion (ETI)	(0.2)	(1.3)
Foreign rate differential	(0.9)	(4.0)
Domestic production activity deduction	(0.6)	—
Other	0.4	1.6

Effective rate	34.9%	33.9%

The American Jobs Creation Act of 2004 (AJCA) would allow the Company a one-time opportunity to repatriate undistributed foreign earnings through its fiscal year ended August 31, 2006 at a 5.25% tax rate (without consideration of possible foreign withholding taxes) rather than the normal U.S. tax rate of 35%, provided that certain criteria, including qualified U.S. reinvestment, are met. Available tax credits related to the repatriation would be reduced under provisions of the AJCA. Based on analysis to date, it is reasonably possible that the Company may repatriate some amount up to $19 million, with the respective tax liability ranging up to $1 million for which the Company has recorded $2.5 million of deferred taxes. The Company’s analysis was based on the statute as currently enacted. Technical corrections, clarifications and regulations related to the statute could impact the Company’s estimate of the tax liability associated with the repatriation.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE H — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three months ended November 30, 2005 or 2004. The reconciliation of the denominators of the earnings per share calculations is as follows:

	Three Months Ended
	November 30,
	2005	2004

Average shares outstanding for basic earnings per share	57,967,808	58,705,386
Effect of dilutive securities-stock based incentive/purchase plans	3,085,632	2,216,720

Average shares outstanding for diluted earnings per share	61,053,440	60,922,106

All of the Company’s outstanding stock options, restricted stock and Stock Appreciation Rights (SARs) with total share commitments of 5,603,747 and 6,511,576 at November 30, 2005 and 2004, were dilutive based on the average share prices for the quarters then ended of $32.64 and $19.53, respectively. All stock options and SARs expire by 2012.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
At November 30, 2005, the Company had authorization to purchase 905,500 of its common shares.
NOTE I — DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in an immaterial amount of ineffectiveness in the statements of earnings and there were no components excluded from the assessment of hedge effectiveness for the three months ended November 30, 2005 and 2004. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following chart shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges:

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	November 30,
	2005	2004
(in thousands)	Earnings (Expense)
Net sales (foreign currency instruments)	$93	$(2,223)
Cost of goods sold (commodity instruments)	(1,877)	(1,633)
The Company’s derivative instruments were recorded as follows on the condensed consolidated balance sheets:

	November 30,	August 31,
(in thousands)	2005	2005
Derivative assets (other current assets)	$2,498	$2,563
Derivative liabilities (other payables)	3,691	2,151
The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the three months ended November 30, 2005 (in thousands):

Change in market value (net of taxes)	$150
(Gain) losses reclassified into net earnings, net	(28)

Other comprehensive loss — unrealized loss on derivatives	$122

The Company had substantially no derivatives classified as cash flow hedges during the three months ended November 30, 2004. During the twelve months following November 30, 2005, $211 thousand in gains related to commodity hedges and negligible losses related to capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $112 thousand in gains will be reclassified as interest expense related to an interest rate swap.
All of the instruments are highly liquid, and none are entered into for trading purposes.
NOTE J — CONTINGENCIES
See Note 11, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2005 relating to environmental and other matters. There have been no significant changes to the matters noted therein. In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provision has been made in the condensed consolidated financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular quarter.
One of the Company’s international subsidiaries has a guarantee agreement with a bank in connection with an advance by an affiliate of the bank to one of the subsidiary’s suppliers. The subsidiary’s maximum exposure under the guarantee is $3 million (except in an event of default by the subsidiary under the offtake agreement). Also, the Company has guaranteed the performance obligations of a customer under certain construction contracts covered by payment and performance bonds issued by a surety. The fair values of the guarantees are negligible.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE K — BUSINESS SEGMENTS
During the three months ended November 30, 2005, the Company refined its method of overhead allocation. Prior year period overhead costs of $3.3 million were reclassified from the domestic mills to the domestic fabrication segment to ensure comparability with current year amounts reported.
The following is a summary of certain financial information by reportable segment:

	Three Months Ended November 30, 2005
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated
Net sales–unaffiliated customers	$268,672	$106,880	$400,069	$213,206	$655,169	$1,702	$—	$1,645,698
Intersegment sales	101,107	452	454	23,193	29,389	—	(154,595)	—

Net sales	369,779	107,332	400,523	236,399	684,558	1,702	(154,595)	1,645,698

Adjusted operating profit (loss)	64,919	1,532	18,197	13,834	23,055	(6,527)	—	115,010

Goodwill – November 30, 2005	306	—	27,006	3,230	—	—	—	30,542
Total assets – November 30, 2005	445,483	251,595	619,138	164,155	688,012	128,068	—	2,296,451

	Three Months Ended November 30, 2004
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated
Net sales–unaffiliated customers	$239,833	$120,154	$326,458	$204,362	$638,233	$32	$—	$1,529,072
Intersegment sales	75,929	2,960	182	16,108	42,362	—	(137,541)	—

Net sales	315,762	123,114	326,640	220,470	680,595	32	(137,541)	1,529,072

Adjusted operating profit (loss)	53,941	12,315	21,334	19,775	23,369	(6,803)	—	123,931

Goodwill – November 30, 2004	306	—	27,006	3,230	—	—	—	30,542
Total Assets – November 30, 2004	423,549	326,102	548,849	152,590	625,081	41,840	—	2,118,011

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Three Months Ended
	November 30,
(in thousands)	2005	2004

Net earnings	$69,624	$73,725
Minority interests	245	2,858
Income taxes	37,441	39,275
Interest expense	6,924	7,301
Discounts on sales of accounts receivable	776	772

Adjusted operating profit	$115,010	$123,931

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended
	November 30,
(in thousands)	2005	2004

Major product information:
Steel products	$1,009,956	$1,022,138
Ferrous scrap	80,369	98,393
Nonferrous scrap	131,546	104,683
Industrial materials	244,197	140,713
Other products	179,630	163,145

Net sales	$1,645,698	$1,529,072

	Three Months Ended
	November 30,
(in thousands)	2005	2004

Geographic area:
United States	$1,041,382	$926,552
Europe	214,233	293,031
Asia	210,541	181,518
Australia/New Zealand	124,199	90,331
Other	55,343	37,640

Net sales	$1,645,698	$1,529,072

NOTE L: RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has an agreement for steel purchases with a key supplier of which the Company owns an 11% interest. The total amounts of purchases from this supplier were $57.0 million and $58.7 million for the three months ended November 30, 2005 and 2004, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis should be read in conjunction with our Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2005.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are not different from the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K filed with the SEC for the year ended August 31, 2005 and are, therefore, not presented herein.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	November 30,
(in millions)	2005	2004

Net sales	$1,645.7	$1,529.1
Net earnings	69.6	73.7
EBITDA	133.3	139.4
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

	Three Months Ended
	November 30,
(in millions)	2005	2004

Net earnings	$69.6	$73.7
Interest expense	6.9	7.3
Income taxes	37.5	39.3
Depreciation and amortization	19.3	19.1

EBITDA	$133.3	$139.4

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

Overview Our EBITDA decreased by 4% to $133.3 million for the three months ended November 30, 2005 as compared to 2004. Overall market conditions remained favorable, but were more challenging than during our prior year first quarter. The following financial events were significant during our first quarter ended November 30, 2005:
•	Our domestic mills’ adjusted operating profit increased due to higher selling prices, metal margins and shipments as compared to the prior year’s first quarter.

•	Selling prices and margins at CMCZ decreased as compared to 2004 due to weaker market conditions.

•	Adjusted operating profit in our domestic fabrication segment decreased largely due to higher material costs which resulted in higher LIFO expense as compared to 2004.

•	Ferrous and nonferrous scrap prices were volatile with ferrous prices decreasing and nonferrous prices increasing during the three months ended November 30, 2005 as compared to 2004. Total domestic scrap processed and shipped increased slightly in 2005.

•	Adjusted operating profit in our marketing and distribution segment decreased slightly during the first quarter ended November 30, 2005 as compared to 2004 due to more challenging market conditions for some product lines and geographic areas.

•	Effective September 1, 2005, we recognized pre-tax compensation expense of $1.9 million as a result of our adoption of Statement of Financial Accounting Standards No. 123(R). See Note B — Accounting Policies, to the condensed consolidated financial statements.
We continued to benefit in our first quarter ended November 30, 2005 from our long-enacted strategy of vertical integration and diversification. Steel and nonferrous prices and shipments were relatively high in the United States partially due to low inventories at end-users and distributors of these products. Alternatively, steel prices weakened in Asia and Europe.
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
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes, minority interests and financing costs. The following tables show our net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended
	November 30,
(in thousands)	2005	2004

NET SALES:

Domestic mills	$369,779	$315,762
CMCZ*	107,332	123,114
Domestic fabrication	400,523	326,640
Recycling	236,399	220,470
Marketing and distribution	684,558	680,595
Corporate and eliminations	(152,893)	(137,509)

	$1,645,698	$1,529,072

*	Before minority interests

	Three Months Ended
	November 30,
(in thousands)	2005	2004

ADJUSTED OPERATING PROFIT (LOSS):

Domestic mills	$64,919	$53,941
CMCZ*	1,532	12,315
Domestic fabrication	18,197	21,334
Recycling	13,834	19,775
Marketing and distribution	23,055	23,369
Corporate and eliminations	(6,527)	(6,803)

*	Before minority interests
Domestic Mills We include our four domestic steel and our copper tube minimills in our domestic mills segment. Our domestic mills segment’s adjusted operating profit for the three months ended November 30, 2005 increased by $11.0 million (20%) as compared to 2004 on $54.0 million (17%) more net sales. Net sales and adjusted operating profit were higher due to higher selling prices which resulted in increased metal margins (our average selling price less our average cost of scrap used in production) and higher shipments.
Selling prices for our domestic steel minimills increased for the three months ended November 30, 2005 as compared to 2004 due to strong domestic demand for steel. Increased selling prices for our rebar products more than compensated for lower selling prices for our merchant bar products. Our higher selling prices were only partially offset by higher utility costs, and our ferrous scrap purchase costs and the cost of scrap used in production decreased slightly. Therefore, our overall metal margins increased for the three months ended November 30, 2005.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended		Increase
	November 30,		(Decrease)
	2005	2004	$	%

Average mill selling price (finished goods)	$510	$498	$12	2%
Average mill selling price (total sales)	490	484	6	1%
Average ferrous scrap production cost	203	213	(10)	(5)%
Average metal margin	287	271	16	6%
Average ferrous scrap purchase price	187	188	(1)	(1)%
Overall, our mills’ shipments increased for the three months ended November 30, 2005 as compared to 2004 due to increased orders from distributor and end-user customers with strong demand and lower inventories. The table below reflects our domestic steel minimills’ operating statistics (short tons in thousands):

	Three Months Ended		Increase
	November 30,		(Decrease)
	2005	2004	Amount	%

Tons melted	573	549	24	4%
Tons rolled	522	546	(24)	(4)%
Tons shipped	624	545	79	14%

Texas reported record adjusted operating profits during the three months ended November 30, 2005. All of our other domestic steel minimills (except Texas) were less profitable for the three months ended November 30, 2005 as compared to 2004. Selling prices, metal margins and shipments at Texas and South Carolina increased in 2005 as compared to 2004. During the prior year period, South Carolina recorded a $3.9 million gain from a business interruption insurance recovery. Our adjusted operating profit at Alabama decreased in our first quarter ended November 30, 2005 as compared to 2004 due to lower selling prices. Also, Arkansas reported lower adjusted operating profit in 2005 as compared to 2004 due to increased material costs for rerolled rail and billets and higher natural gas costs. Adjusted operating profits for our domestic steel minimills were as follows (dollars in thousands):

	Three Months Ended
	November 30,		Increase (Decrease)
	2005	2004	$	%

Texas	$32,007	$21,470	$10,537	49%
South Carolina	15,221	15,954	(733)	(5)%
Alabama	10,139	11,750	(1,611)	(14)%
Arkansas	1,517	2,850	(1,333)	(47)%
Overall our LIFO expense for our domestic steel mills was $8.2 million during the three months ended November 30, 2005 as compared to $26.1 million LIFO expense in 2004. Our total utility costs increased by $7.9 million (46%) in 2005 as compared to 2004. Electricity costs increased by $3.5 million in 2005 as compared to 2004 due to both increased rates and usage. Natural gas costs increased $4.4 million in 2005 as compared to 2004 due to significantly higher rates which more than offset a decrease in total consumption. Our ferroalloys and graphite electrodes costs decreased $2.0 million in 2005 as compared to 2004.
The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended
	November 30,		Increase (Decrease)
	2005	2004	Amount	%

Pounds shipped (in millions)	16.2	16.2	—	—
Pounds produced (in millions)	15.9	16.0	(0.1)	(1)%
Average selling price	$2.44	$1.83	$0.61	33%
Average copper scrap production cost	$1.52	$1.20	$0.32	27%
Average metal margin	$0.92	$0.63	$0.29	46%
Average copper scrap purchase price	$1.70	$1.27	$0.43	34%
Our copper tube minimill’s adjusted operating profit was $4.2 million for the three months ended November 30, 2005, as compared to $2.2 million in 2004. Demand from our commercial and residential end- users was relatively steady. Two of our competitors restricted their production because their supply of copper raw material was limited. This reduced the level of supply of copper tube in the market. Thus, for the first time in over a year, we were able to increase our copper tube selling prices to more than compensate for increases in our copper scrap production costs, resulting in increased metal margins in 2005. Our shipments and production for the three months ended November 30, 2005 were comparable to 2004. Our copper tube mill recorded $1.5 million LIFO expense for the three months ended November 30, 2005 as compared to $1.0 million LIFO expense in 2004.

CMCZ Our CMCZ steel minimill and related operations in Poland recorded net sales of $107.3 million for the three months ended November 30, 2005 as compared to $123.1 million in 2004 due primarily to lower selling prices resulting from weaker market conditions. The change in foreign currency exchange rates increased net sales by $7.9 million for the three months ended November 30, 2005 as compared to 2004. CMCZ reported an adjusted operating profit of $1.5 million for the three months ended November 30, 2005 as compared to an adjusted operating profit of $12.3 million in 2004. The following table reflects CMCZ’s operating statistics and average prices per short ton:

	Three Months Ended
	November 30,				Increase (Decrease)
	2005		2004		Amount		%

Tons melted (thousands)	284		328		(44)		(13)%
Ton rolled (thousands)	237		202		35		17%
Tons shipped (thousands)	257		252		5		2%
Average mill selling price (total sales)	1304	PLN	1,667	PLN	(363)	PLN	(22)%
Average ferrous scrap production cost	673	PLN	967	PLN	(294)	PLN	(30)%
Average metal margin	631	PLN	700	PLN	(69)	PLN	(10)%
Average ferrous scrap purchase price	569	PLN	833	PLN	(264)	PLN	(32)%
Average mill selling price (total sales)	$398		$470		$(72)		(15)%
Average ferrous scrap production cost	$206		$273		$(67)		(25)%
Average metal margin	$192		$197		$(5)		(3)%
Average ferrous scrap purchase price	$173		$239		$(66)		(28)%
Selling prices and metal margins decreased significantly in 2005 as compared to 2004. Our selling prices for wire rod and billets were considerably lower in 2005 as compared to 2004. Also, during the first quarter 2005, our adjusted operating profits were lower due to planned major maintenance expenses. The change in foreign currency exchange rates had minimal impact on our adjusted operating profit for the three months ended November 30, 2005 as compared to 2004.
Domestic Fabrication Our domestic fabrication businesses reported an adjusted operating profit of $18.2 million for the three months ended November 30, 2005 as compared to an adjusted operating profit of $21.3 million in 2004. Net sales were $400.5 million in 2005, an increase of $73.9 million (23%) as compared to 2004. However, our adjusted operating profit decreased in 2005 as compared to 2004 due primarily to significantly higher steel material costs. Our domestic fabrication plants’ shipments and average selling prices per ton were as follows:

	Three Months Ended
	November 30,		Increase
	2005	2004	Amount	%

Tons shipped (in thousands)	364	328	36	11%
Average selling price*	$844	$821	$23	3%

*	excluding stock and buyout sales
We recorded $13.9 million of LIFO expense in our domestic fabrication segment for the three months ended November 30, 2005 as compared to $4.6 million LIFO expense in 2004. Overall, market conditions were excellent, enabling us to obtain higher selling prices and increase overall shipments to meet demand. The three hurricanes in the U.S. Gulf coast region had minimal impact on our operations.

Recycling Our recycling segment’s adjusted operating profit of $13.8 million for the three months ended November 30, 2005 decreased by 30% as compared to an adjusted operating profit of $19.8 million in 2004. Although our net sales for the three months ended November 30, 2005 were 7% higher at $236.4 million as compared to 2004, our gross margins decreased by 14% for the three months ended November 30, 2005 as compared to 2004.
The following table reflects our recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended		Increase
	November 30,		(Decrease)
	2005	2004	Amount	%

Ferrous sales price	$195	$220	$(25)	(11)%
Nonferrous sales price	$1,819	$1,509	$310	21%
Ferrous tons shipped	468	470	(2)	—
Nonferrous tons shipped	70	67	3	4%
Total volume processed and shipped*	839	828	11	1%

*	Includes our processing plants affiliated with our domestic steel mills.
The ferrous scrap market continued to be extremely volatile during the three months ended November 30, 2005. Ferrous scrap selling prices decreased significantly in 2005 as compared to 2004. During the three months ended November 30, 2005, our nonferrous selling prices and shipments increased due to higher demand for aluminum and copper scrap. Our higher selling prices for these products more than offset decreased selling prices for our stainless steel scrap. Our LIFO expense was $1.4 million for the three months ended November 30, 2005 as compared to $2.2 million expense in 2004.
Marketing and Distribution Our marketing and distribution segment’s net sales increased by $4.0 million (1%) for the three months ended November 30, 2005 as compared to 2004. Foreign currency exchange rate fluctuations caused $2.5 million of this increase. Our net sales increased in North America and Australia, but this increase was partially offset by lower sales in Europe and Asia. Our adjusted operating profit for the three months ended November 30, 2005 was $23.1 million; slightly less than our $23.4 million adjusted operating profit in 2004. Although market conditions were more challenging in 2005 as compared to 2004, we were able to maintain comparable gross margins. Our sales of steel products decreased in 2005 as compared to 2004, but sales of our aluminum, copper, brass and stainless steel products increased significantly. Our 2005 sales, shipments and profits for industrial materials and products including minerals, ores, refractories, ferroalloys and various metals and alloys were at near record levels because of continued globally strong demand from the metals industry and short supply. Our value-added downstream and processing businesses in Australia were also comparably profitable in 2005 as compared to 2004. Our LIFO income was $3.3 million for the three months ended November 30, 2005 as compared to $281 thousand LIFO expense in 2004. Foreign currency exchange rate fluctuations had minimal impact on our adjusted operating profits for the three months ended November 30, 2005 as compared to 2004.
Corporate and Eliminations Our corporate expenses for the three months ended November 30, 2005 were comparable to 2004.
CONSOLIDATED DATA
On a consolidated basis, the LIFO method of inventory valuation decreased our net earnings by $14.1 million and by $22.2 million (23 cents and 36 cents per diluted share) for the three months ended November 30, 2005 and 2004, respectively.
Our overall selling, general and administrative expenses decreased by $3.1 million (3%) for the three months ended November 30, 2005 as compared to 2004. During the three months ended November 30, 2005, we accrued less for discretionary bonuses and our long-term cash incentive performance plan, as compared to 2004 commensurate with our lower adjusted operating profits. Foreign currency fluctuations had minimal impact on selling, general and administrative expenses for the three months ended November 30, 2005 as compared to 2004.
Effective September 1, 2005, we changed our method of accounting for our share-based compensation arrangements when we adopted FASB Statement No. 123 ( R ) utilizing the modified prospective method (see Note B-Accounting Policies, to the condensed consolidated financial statements). As a result of this adoption, we recorded $1.9 million for additional compensation costs in selling, general and administrative expenses during the three months ended November 30, 2005 as compared to 2004.
Interest expense for the three months ended November 30, 2005 was slightly less than 2004 due primarily to lower short- and long-term borrowings outstanding.
Our overall effective tax rate for the three months ended November 30, 2005 increased to 34.9% as compared to 33.9% in 2004 due to a shift in profitability from low tax jurisdictions (Poland) to those domestic jurisdictions subject to state taxes.
CONTINGENCIES
See Note J — Contingencies, to the condensed consolidated financial statements.
In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings, governmental investigations including environmental matters, and contract disputes. We may incur settlements, fines, penalties or judgments and otherwise become subject to liability because of some of these matters. While we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with these matters, we make accruals as amounts become probable and estimable. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and the uncertainties involved in litigation. Accordingly, we cannot always estimate a meaningful range of possible exposure. We believe that we have adequately provided in our financial statements for the estimable potential impact of these contingencies. We also believe that the outcomes will not significantly affect the long-term results of operations, our financial position or cash flows. However, they may have a material impact on earnings for a particular period.
We are subject to federal, state and local pollution control laws and regulations in all locations where we have operating facilities. We anticipate that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.
NEAR-TERM OUTLOOK
Our outlook for the remainder of our fiscal year ending August 31, 2006 remains very positive. Our second quarter typically is our weakest because of seasonally lower construction activity. We anticipate that our domestic steel mill prices and shipments will remain relatively strong. We expect continued improvement in the adjusted operating profits at our copper tube mill. However, we expect that our selling prices and shipments at CMCZ will continue at the current levels. The biggest uncertainty in our global steel markets continues to be overproduction in China, Brazil and Turkey, which could possibly result in excessive exports from those countries. However, we believe that the Chinese government will limit China’s steel exports. Our selling prices and orders in our domestic fabrication segment are rising. We anticipate that ferrous and nonferrous scrap prices will continue to be highly volatile and that the average ferrous scrap price will decrease during our second quarter of fiscal 2006 as compared to our first quarter ended November 30, 2005. We believe that our adjusted operating profits in our marketing and distribution segment will continue at historically high levels. Overall, we anticipate that our net earnings per diluted share (including the impact of adjusting our inventory valuation to the LIFO method) will be between $0.85 and $1.05 for the three months ending February 28, 2006. We expect that our net earnings will increase during the third and fourth quarters of our fiscal 2006 because of generally good market conditions including a favorable outlook for private and public non-residential construction in the United States has improved. We are expecting to benefit from the new domestic highway program and also from the reconstruction efforts following the recent hurricanes.
We anticipate that our capital spending for our fiscal 2006 will increase to $178 million, including the completion of our shredder in Poland and our continuous caster project at our Texas melt shop.
On October 1, 2004, the President signed the American Jobs Creation Act of 2004 (the Act) which offers a limited window of opportunity to repatriate certain cash dividends from foreign subsidiaries at a reduced rate. See Note G — Income Taxes, to the condensed consolidated financial statements.
LONG-TERM OUTLOOK
The rapid expansion of a number of emerging economies, including China and India, has been a major catalyst for the strong steel and nonferrous markets around the world. The magnitude of the growth in these populous economies has been a new dynamic in the global marketplace. Therefore, we believe that there is an enhanced prospect of significant long-term growth in demand for the global materials sector. We believe that we are well positioned to exploit long-term opportunities. We expect strong demand for our products due to continuing recovery in demand throughout the major global economies as well as continued growth in developing countries. Emerging countries often have a higher growth rate for steel and nonferrous metals consumption compared with developed countries. We believe that demand will increase in Asia, particularly in China and India, as well as in Central and Eastern Europe.
We believe that there will be further consolidation in our industries, and we plan to continue to participate in a prudent way. The reasons for further consolidation include a historically inadequate return on capital for many companies, a high degree of fragmentation, the need to eliminate non-competitive capacity and more effective marketing.
LIQUIDITY AND CAPITAL RESOURCES
See Note F — Credit Arrangements, to the condensed consolidated financial statements.
We discuss liquidity and capital resources on a consolidated basis. Our discussion includes the sources and uses of our five operating segments and centralized corporate functions. We have a centralized treasury function and use inter-company loans to efficiently manage the short-term cash needs of our operating divisions. We invest any excess funds centrally.
We rely upon cash flows from operating activities, and to the extent necessary, external short-term financing sources for liquidity. Our short-term financing sources include the issuance of commercial paper, securitization and sales of accounts receivable, documentary letters of credit with extended terms, short-term trade financing arrangements and borrowing under our bank credit facilities. From time to time, we have issued long-term public and private debt. Our investment grade credit ratings and general business conditions affect our access to external financing on a cost-effective basis. Depending on the price of our common stock, we may realize significant cash flows from the exercise of stock options and stock appreciation rights.
Moody’s Investors Service (P-2) and Standard & Poor’s Corporation (A-2) rate our $400 million commercial paper program in the second highest category. To support our commercial paper program, we have an unsecured contractually committed revolving credit agreement with a group of banks. Our facility expires in May 2010. We may use $150 million of the Program to issue standby letters of credit which totaled $27.1 million at November 30, 2005. The costs of our revolving credit agreement may be impacted by a change in our credit ratings. We plan to continue our commercial paper program and the revolving credit agreements in comparable amounts. Also, we have numerous informal, uncommitted, short-term credit facilities available from domestic and international banks. These credit facilities are available to support documentary letters of credit (including those with extended terms), foreign exchange transactions and, in certain instances, short-term working capital loans.
Our long-term public debt was $350.0 million at November 30, 2005 and is investment grade rated by Standard & Poors’ Corporation (BBB) and by Moody’s Investors Services (Baa2). We believe we have access to the public markets for potential refinancing or the issuance of additional long-term debt.
At CMCZ, we have a revolving credit facility with maximum borrowings to 120 million PLN ($36.1 million) as well as a five-year term note. The term note and the revolving credit facility are secured by the majority of CMCZ’s assets. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt. At November 30, 2005, no amounts were outstanding on CMCZ’s revolving credit facility.
In order to facilitate certain trade transactions, we utilize letters of credit, advances and non-or limited-recourse trade financing arrangements to provide assurance of payment and advance funding to our suppliers. Letters of credit may be for prompt payment or for payment at a future date, conditional upon the bank finding the documentation presented to be in strict compliance with all terms and conditions of the letter of credit. Our banks issue these letters of credit under informal, uncommitted lines of credit which are in addition to the committed revolving credit agreement. In some cases, if our suppliers choose to discount the future-dated obligation we may absorb the discount cost in order to extend the terms.
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
Certain of our financing agreements include various covenants. Our amended revolving credit agreement contains financial covenants which require that we (a) not permit our ratio of consolidated long-term debt (including current maturities) to total capitalization (defined in our credit agreement as stockholders’ equity less intangible assets plus long-term debt) to be greater than 0.60 to 1.00 at any time and, (b) not permit our quarterly ratio of consolidated EBITDA to consolidated interest expense on a rolling twelve month basis to be less than 2.50 to 1.00. At November 30, 2005, our ratio of consolidated debt to total capitalization was 0.30 to 1.00. Our ratio of consolidated EBITDA to interest expense for the three months ended November 30, 2005 was 19.2 to 1.00. In addition, our credit agreement contains covenants that restrict our ability to, among other things:
•	create liens;

•	enter into transactions with affiliates;

•	sell assets;

•	in the case of some of our subsidiaries, guarantee debt; and

•	consolidate or merge.
The indenture governing our long-term public debt contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions, consolidate or merge and limits the ability of some of our subsidiaries to incur certain types of debt or to guarantee debt. Also, our five-year term note at CMCZ contains certain covenants including debt to EBITDA, debt to equity and tangible net worth requirements (as defined for CMCZ only). We have complied with the requirements, including the covenants of our financing agreements as of and for the three months ended November 30, 2005.
Off-Balance Sheet Arrangements For added flexibility, we may secure financing through securitization and sales of certain accounts receivable both in the U.S. and internationally. See Note D — Sales of Accounts Receivable, to the condensed consolidated financial statements. Our domestic securitization program provides for such sales in an amount not to exceed $130 million. In addition to our domestic securitization program, our European and Australian subsidiaries can sell, without recourse, up to 25 million Great British pounds and 57 million Australian dollars of additional accounts receivable. We may continually sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. Our domestic securitization program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement, and contains covenants that conform to the same requirements contained in our revolving credit agreement.
We use the securitization program as a source of funding that is not reliant on either our short-term commercial paper programs or our revolving credit facility. As such, we do not believe that any reductions in the capacity or termination of the securitization program would materially impact our financial position, cash flows or liquidity because we have access to other sources of external funding.
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
The volume and pricing of orders from our U.S. customers in the manufacturing and construction sectors affects our cash flows from operating activities. The pace of economic expansion and retraction of major industrialized and emerging markets (especially China) also significantly affect our cash flows from operating activities. The weather can influence the volume of products we ship in any given period. Also, the general economy, the strength of the U. S. dollar, governmental action, and various other factors beyond our control influence our volume and prices Periodic fluctuations in our prices and volumes can result in variations in cash flows from operations. Despite these fluctuations, we have historically relied on operating activities as a steady source of cash.
During the three months ended November 30, 2005, we generated $71.7 million of net cash flows from our operating activities as compared to the $80.1 million of net cash flows used by our operating activities for the three months ended November 30, 2004. Decreases (primarily due to faster turnover) in accounts receivable in our domestic mills, CMCZ and marketing and distribution segments more than offset increases in accounts receivable in our fabrication and recycling segments. Also, our inventories decreased primarily due to lower international sales in transit and higher sales of certain industrial products in the first quarter ended November 30, 2005. Conversely, our accrued expenses decreased during the three months ended November 30, 2005 due primarily to our annual incentive compensation payments which were made in the first quarter.
We invested $27.1 million in property, plant and equipment during the three months ended November 30, 2005 as compared to $17.2 million in 2004. We assess our capital spending each quarter and reevaluate our requirements based upon current and expected results. We had no major financing activities during the three months ended November 30, 2005.
At November 30, 2005, 58,390,580 common shares were issued and outstanding with 6,139,752 held in our treasury. We did not purchase any of our common shares for our treasury during the three months ended November 30, 2005 or 2004. During the three months ended November 30, 2005, we issued additional long-term debt for our shredder operation in Poland. At November 30, 2005, we had $130 million and $363.5 million capacity under our domestic accounts receivable securitization and commercial paper programs, respectively. Therefore, we believe that we have sufficient liquidity to enable us to meet our contractual obligations of $1.6 billion over the next twelve months, the majority of which are expenditures associated with normal revenue-producing activities, and to make the remainder of our planned capital expenditures of $178 million for fiscal 2006.
CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of November 30, 2005:

	Payments Due By Period*
		Less than			More than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$404,878	$15,019	$78,755	$110,316	$200,788
Interest(2)	125,587	23,894	41,962	25,922	33,809
Operating leases(3)	82,665	17,943	27,192	19,661	17,869
Purchase obligations(4)	956,580	738,217	165,221	29,139	24,003

Total contractual cash obligations	$1,569,710	$795,073	$313,130	$185,038	$276,469

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the November 30, 2005 condensed consolidated balance sheet. See Note F, Credit Arrangements, to the condensed consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of November 30, 2005.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of November 30, 2005.

(4)	About 91% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2005, we had committed $36.5 million under these arrangements. All of the commitments expire within one year.
See Note J — Contingencies, to the condensed consolidated financial statements regarding our guarantees.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, currency valuation, production rates, inventory levels, and general market conditions. These forward-looking statements generally can be identified by phrases such as we “expect,” “anticipate” “believe,” “ought,” “should,” “likely,” “appear,”, “project,” “forecast,” or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
•	interest rate changes,

•	construction activity,

•	metals pricing over which we exert little influence,

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing,

•	court decisions,

•	industry consolidation or changes in production capacity or utilization,

•	global factors including political and military uncertainties,

•	credit availability,

•	currency fluctuations,

•	energy prices,

•	decisions by governments impacting the level of steel imports, and

•	the pace of overall economic activity, particularly China.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required hereunder for the Company is not materially different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005, filed with the Securities Exchange Commission and is, therefore, not presented herein.
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

PART II            OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005, filed November 9, 2005, with the Securities and Exchange Commission.
     ITEM 1A. RISK FACTORS
          Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Total
				Number of	Maximum
				Shares	Number of
				Purchased	Shares that
				As Part of	May Yet Be
	Total			Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
	Purchased		Per Share	Programs	Programs
As of September 1, 2005					905,500 (1)
September 1— September 30, 2005	0	(2)	$0
October 1 — October 31, 2005	0	(2)	$0
November 1 — November 30, 2005	18,302	(2)	$33.55
As of November 30, 2005	18,302	(2)	$33.55		905,500 (1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced May 24, 2005.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        Not Applicable

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not Applicable
      ITEM 5. OTHER INFORMATION
       Not Applicable
      ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K.
10.1	Amendment to Amended and Restated Receivables Purchase Agreement dated as of December 1, 2005, among CMC Receivables, Inc., Commercial Metals Company, Three Rivers Funding Corporation, Liberty Street Funding Corp., The Bank of Nova Scotia, and Mellon Bank, N.A. (filed herewith).

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

January 9, 2006	/s/ William B. Larson

William B. Larson
Vice President
& Chief Financial Officer

January 9, 2006	/s/ Malinda G. Passmore

Malinda G. Passmore
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Amendment to Amended and Restated Receivables Purchase Agreement dated as of December 1, 2005, among CMC Receivables, Inc., Commercial Metals Company, Three Rivers Funding Corporation, Liberty Street Funding Corp., The Bank of Nova Scotia, and Mellon Bank, N.A. (filed herewith).

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).