Form 10-Q
period 2006-02-28
COMMERCIAL METALS CO
filed 2006-04-07
CIK 22444

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐
As of April 6, 2006, there were 60,160,954 shares of the Company’s common stock issued and outstanding excluding 4,369,378 shares held in the Company’s treasury.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS

	February 28,	August 31,
(in thousands)	2006	2005

Current assets:
Cash and cash equivalents	$72,111	$119,404
Accounts receivable (less allowance for collection losses of $16,567 and $17,167)	901,040	829,192
Inventories	765,825	706,951
Other	52,087	45,370

Total current assets	1,791,063	1,700,917

Property, plant and equipment:
Land	44,004	41,887
Buildings and improvements	252,003	245,924
Equipment	874,233	863,748
Construction in process	84,657	49,183

	1,254,897	1,200,742
Less accumulated depreciation and amortization	(722,734)	(695,158)

	532,163	505,584
Goodwill	30,542	30,542
Other assets	117,602	95,879

	$2,471,370	$2,332,922

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 28,	August 31,
(in thousands except share data)	2006	2005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$439,545	$408,342
Accounts payable-documentary letters of credit	100,109	140,986
Accrued expenses and other payables	240,026	293,598
Income taxes payable and deferred income taxes	39,248	40,126
Short-term trade financing arrangements	—	1,667
Current maturities of long-term debt	9,743	7,223

Total current liabilities	828,671	891,942

Deferred income taxes	45,579	45,629
Other long-term liabilities	72,703	58,627
Long-term debt	391,973	386,741

Total liabilities	1,338,926	1,382,939

Minority interests	52,059	50,422
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share and $5.00 per share:
authorized 200,000,000 shares; issued 64,530,332 shares; outstanding 59,762,595 and 58,130,723 shares	645	322,652
Additional paid-in capital	341,175	14,813
Accumulated other comprehensive income	27,374	24,594
Unearned stock compensation	—	(5,901)
Retained earnings	787,041	644,319

	1,156,235	1,000,477

Less treasury stock:
4,767,737 and 6,399,609 shares at cost	(75,850)	(100,916)

Total stockholders’ equity	1,080,385	899,561

	$2,471,370	$2,332,922

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands, except share data)	2006	2005	2006	2005

Net sales	$1,639,487	$1,597,313	$3,285,185	$3,126,385
Costs and expenses:
Cost of goods sold	1,388,883	1,388,792	2,813,613	2,684,900
Selling, general and administrative expenses	118,623	113,630	225,357	223,435
Interest expense	6,952	8,517	13,876	15,818

	1,514,458	1,510,939	3,052,846	2,924,153

Earnings before income taxes and minority interests	125,029	86,374	232,339	202,232
Income taxes	45,504	31,709	82,945	70,984

Earnings before minority interests	79,525	54,665	149,394	131,248
Minority interests	(578)	(1,910)	(333)	948

Net earnings	$80,103	$56,575	$149,727	$130,300

Basic earnings per share	$1.36	$0.95	$2.57	$2.20

Diluted earnings per share	$1.29	$0.91	$2.44	$2.11

Cash dividends per share	$0.06	$0.06	$0.12	$0.11

Average basic shares outstanding	58,775,891	59,489,851	58,371,850	59,097,619

Average diluted shares outstanding	61,915,314	62,427,957	61,429,080	61,664,332

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	February 28,
(in thousands)	2006	2005

Cash Flows From (Used By) Operating Activities:
Net earnings	$149,727	$130,300
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	39,678	37,846
Business interruption insurance recovery	—	(4,500)
Minority interests	(333)	948
Provision for losses on receivables	1,841	3,012
Share-based compensation	4,424	27
Net gain on sale of assets and other	(1,098)	(1,027)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(75,138)	(82,198)
Accounts receivable sold	—	26,238
Inventories	(57,967)	(99,255)
Other assets	(23,577)	(5,494)
Accounts payable, accrued expenses, other payables and income taxes	(24,909)	(50,164)
Deferred income taxes	(635)	(30)
Other long-term liabilities	13,062	8,993

Net Cash Flows From (Used By) Operating Activities	25,075	(35,304)

Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(59,460)	(40,141)
Sales of property, plant and equipment	3,672	2,598
Acquisitions of fabrication businesses	(5,140)	(2,950)

Net Cash Used By Investing Activities	(60,928)	(40,493)

Cash Flows From (Used By) Financing Activities:
Increase (Decrease) in documentary letters of credit	(40,877)	26,207
Payments on trade financing arrangements	(1,667)	(11,378)
Short-term borrowings, net change	—	9,583
Payments on long-term debt	—	(423)
Proceeds from issuance of long-term debt	6,040	—
Stock issued under incentive and purchase plans	21,172	14,121
Dividends paid	(7,005)	(6,519)
Tax benefits from stock plans	9,726	8,168

Net Cash From (Used By) Financing Activities	(12,611)	39,759
Effect of Exchange Rate Changes on Cash	1,171	1,654

Decrease in Cash and Cash Equivalents	(47,293)	(34,384)
Cash and Cash Equivalents at Beginning of Year	119,404	123,559

Cash and Cash Equivalents at End of Period	$72,111	$89,175

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock			Accumulated			Treasury Stock
			Additional	Other	Unearned
	Number of		Paid-In	Comprehensive	Stock	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income	Compensation	Earnings	Shares	Amount	Total

Balance, September 1, 2005	64,530,332	$322,652	$14,813	$24,594	$(5,901)	$644,319	(6,399,609)	$(100,916)	$899,561

Comprehensive income:
Net earnings for six months ended February 28, 2006						149,727			149,727
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $528				2,964					2,964
Unrealized 1oss on hedges, net of taxes of $(62)				(184)					(184)

Comprehensive income									152,507

Cash dividends						(7,005)			(7,005)
Change in par value of common stock		(322,007)	322,007						—
Restricted stock grant			(253)				16,000	253	—
Stock issued under incentive and purchase plans			(3,738)				1,622,072	24,910	21,172
Stock-based compensation			(1,380)		5,901		(6,200)	(97)	4,424
Tax benefits from stock plans			9,726						9,726

Balance, February 28, 2006	64,530,332	$645	$341,175	$27,374	$—	$787,041	(4,767,737)	$(75,850)	$1,080,385

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A – QUARTERLY FINANCIAL DATA
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The basis is consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2005 (with the exception of the Company’s adoption of Financial Accounting Standards Board (FASB) Statement No.123R, Share-Based Payment (123(R)) as described below). They include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and statements of earnings, cash flows and stockholders’ equity for the periods indicated. These Notes should be read in conjunction with such Form 10-K. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for a full year.
NOTE B – ACCOUNTING POLICIES
Stock-Based Compensation
See Note 9, Capital Stock, to the Company’s consolidated financial statements for the year ended August 31, 2005 filed on Form 10-K with the SEC for a description of the Company’s stock incentive plans.
In December 2004, the FASB issued 123(R), requiring that the compensation cost relating to share-based compensation transactions be recognized at fair value in financial statements. The Company adopted 123(R) effective September 1, 2005 using the modified prospective method. As a result, compensation expense was recorded for the unvested portion of previously issued awards that were outstanding at September 1, 2005. The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the remaining vesting period of previously issued awards. (See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2005 for the assumptions used to estimate the fair value and the weighted average grant date fair value. The Company developed its volatility assumption based on historical data). The Company recognized pre-tax stock-based compensation expense of $2.5 million ($.03 per diluted share) and $4.4 million ($.05 per diluted share) as a component of selling, general and administrative expenses for the three and six months ended February 28, 2006, respectively. The cumulative effect of adoption (primarily arising from the recognition of anticipated forfeitures) was not material. At February 28, 2006, the Company had $5.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 28 months.
Prior to the adoption of 123(R), the Company accounted for stock options and stock appreciation rights (SARs) granted to employees and directors using the intrinsic value-based method of accounting. If the Company had used the fair value-based method of accounting, net earnings and earnings per share for the three and six months ended February 28, 2005 would have been adjusted to the pro forma amounts listed in the table below.

	Three Months Ended	Six Months Ended
	February 28,	February 28,
(in thousands, except share data)	2005	2005

Net earnings, as reported	$56,575	$130,300
Add: Stock-based compensation expense recognized	18	18
Less: Pro forma stock-based compensation cost	(602)	(1,256)

Net earnings — pro forma	$55,991	$129,062

Net earnings per share, as reported:
Basic	$0.95	$2.20
Diluted	$0.91	$2.11
Net earnings per share — pro forma:
Basic	$0.94	$2.18
Diluted	$0.90	$2.09
Combined information for shares subject to options and SARs for the six months ended February 28, 2006 was as follows:

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

August 31, 2005
Outstanding	5,374,129	$11.64	$5.48-$27.16
Exercisable	3,979,879	9.08	5.48- 27.16

Granted	—	—	— - —
Exercised	(1,001,777)	8.58	5.88- 15.56
Forfeited	(31,400)	19.31	15.56- 24.62

February 28, 2006
Outstanding	4,340,952	12.29	5.48-27.16
Exercisable	3,005,002	9.31	5.48-27.16

Share information for options and SARs at February 28, 2006:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price

$5.48- 7.98	1,626,022	2.7	$6.97	1,626,022	$6.97
$8.58-10.71	710,314	2.9	8.66	710,314	8.66
15.05-15.56	1,489,121	5.0	15.54	659,421	15.52
24.62-27.16	515,495	6.4	24.66	9,245	26.88

$5.48-27.16	4,340,952	4.0	$12.29	3,005,002	$9.31

Of the Company’s previously granted restricted stock awards, 8,000 shares vested during the six months ended February 28, 2006.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $17.8 million and $15.7 million at February 28, 2006 and August 31, 2005, respectively. Aggregate amortization expense for the three months ended February 28, 2006 and 2005 was $660 thousand and $409 thousand, respectively. Aggregate amortization expense for each of the six months ended February 28, 2006 and 2005 was $1.1 million.
Inventory Costs
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, which specifies that certain abnormal costs must be recognized as current period charges. The Company adopted this Statement, which is effective for inventory costs incurred after September 1, 2005, and it did not materially affect the Company’s results of operations or financial position as of and for the three and six months ended February 28, 2006.
Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that an asset retirement obligation for which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the Company’s control must be recognized as a liability incurred or acquired if it can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
retirement obligation. The Company adopted FIN 47 effective September 1, 2005 and its adoption did not materially impact the Company’s financial position as of February 28, 2006 or its results of operations for the three or six months then ended.
NOTE C – ACQUISITIONS
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

(in thousands)

Inventories	$1,659
Property, plant and equipment	2,635
Intangible assets	1,177
Liabilities	(31)

$5,440

The pro forma impact from this acquisition on consolidated net earnings would not have been materially different than reported.
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
At February 28, 2006 and August 31, 2005, accounts receivable of $291 million and $275 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 97% and 100% at February 28, 2006 and August 31, 2005, respectively. At February 28, 2006, the financial institution buyers owned $10 million in undivided interests in CMCRV’s accounts receivable pool, which was reflected as a reduction in accounts receivable on the Company’s condensed consolidated balance sheets. The average monthly amount of undivided interests owned by the financial institution buyers was $1.7 million and $37.3 million for the six months ended February 28, 2006 and 2005, respectively.
In addition to the securitization program described above, the Company’s international subsidiaries periodically sell accounts receivable without recourse. Uncollected accounts receivable that had been sold under these arrangements and removed from the condensed consolidated balance sheets were $48.0 million and $63.2 million at February 28, 2006 and August 31, 2005, respectively. The average monthly amounts of outstanding international accounts receivable sold were $57.8 million and $60.9 million for the six months ended February 28, 2006 and 2005, respectively.
Discounts (losses) on domestic and international sales of accounts receivable were $797 thousand and $1.0 million for the three months ended February 28, 2006 and 2005, respectively. For the six months ended February 28, 2006 and 2005, these discounts were $1.6 million and $1.8 million, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE E – INVENTORIES
Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $129.1 million and $111.4 million at February 28, 2006 and August 31, 2005, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company’s inventories are in finished goods, with minimal work in process. Approximately $45.7 million and $39.9 million were in raw materials at February 28, 2006 and August 31, 2005, respectively.
NOTE F – CREDIT ARRANGEMENTS
At February 28, 2006 and August 31, 2005, no borrowings were outstanding under the Company’s commercial paper program or the related revolving credit agreement. The Company was in compliance with all covenants at February 28, 2006.
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
Long-term debt was as follows:

	February 28,	August 31,
(in thousands)	2006	2005

6.80% notes due 2007	$50,000	$50,000
6.75% notes due 2009	100,000	100,000
CMCZ term note due 2009	35,489	39,773
5.625% notes due 2013	200,000	200,000
Other, including equipment notes	16,227	4,191

	401,716	393,964
Less current maturities	9,743	7,223

	$391,973	$386,741

Interest on CMCZ’s term note is accrued at the Warsaw Interbank Offered Rate (WIBOR) plus 1.25% and was fixed at 5.55% for the three months ended March 29, 2006. The term note has scheduled semi-annual payments beginning in September 2005 and is collateralized by CMCZ’s property, plant and equipment. CMCZ’s revolving credit facility with maximum borrowings of 120 million PLN ($37.9 million) expired March 2, 2006. At February 28, 2006, no amounts were outstanding under this facility. The term note and the revolving credit facility contain certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at February 28, 2006. There are no guarantees by the Company of CMCZ’s debt.
CMC – Poland, a wholly-owned subsidiary of CMC, owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMC – Poland issued equipment notes under a term agreement dated September 2005 with $12.4 million (39.2 million PLN) outstanding at February 28, 2006. Installment payments under these notes are due from 2006 through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus an applicable margin. The weighted average rate as of February 28, 2006 was 4.14%. The notes are substantially secured by the shredder equipment.
Interest of $14.8 million and $16.0 million was paid in the six months ended February 28, 2006 and 2005, respectively.
NOTE G – INCOME TAXES
The Company paid $74.1 million and $43.0 million in income taxes during the six months ended February 28, 2006 and 2005, respectively.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reconciliations of the United States statutory rates to the Company’s effective tax rates were as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands, except share data)	2006	2005	2006	2005

Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	1.4	2.6	1.3	2.1
Extraterritorial Income Exclusion (ETI)	(.2)	(0.3)	(.2)	(0.4)
Foreign rate differential	.4	(1.2)	(.2)	(2.2)
Domestic production activity deduction	(.5)	—	(.5)	—
Other	.3	0.6	.3	0.6

Effective rate	36.4%	36.7%	35.7%	35.1%

The American Jobs Creation Act of 2004 (AJCA) would allow the Company a one-time opportunity to repatriate undistributed foreign earnings through its fiscal year ended August 31, 2006 at a 5.25% tax rate (without consideration of possible foreign withholding taxes) rather than the normal U.S. tax rate of 35%, provided that certain criteria, including qualified U.S. reinvestment, are met. Available tax credits related to the repatriation would be reduced under provisions of the AJCA. Based on analysis to date, it is reasonably possible that the Company may repatriate some amount up to $19 million, with the respective U.S. tax liability ranging up to $1.6 million for which the Company has recorded $3.3 million of deferred taxes. The Company’s analysis was based on the statute as currently enacted. Technical corrections, clarifications and regulations related to the statute could impact the Company’s estimate of the tax liability associated with the repatriation.
NOTE H – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
On January 26, 2006 the shareholders of the Company voted to increase the authorized shares of common stock from 100,000,000 to 200,000,000 shares. The shareholders also voted to change the par value of the Company’s common stock from $5.00 to $.01 per share. As a result, $322 million was transferred from common stock to additional paid in capital.
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three or six months ended February 28, 2006 or 2005. The reconciliation of the denominators of the earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Average shares outstanding for basic earnings per share	58,775,891	59,489,851	58,371,850	59,097,619
Effect of dilutive securities-stock based incentive/purchase plans	3,139,423	2,938,106	3,057,230	2,566,713

Average shares outstanding for diluted earnings per share	61,915,314	62,427,957	61,429,080	61,664,332

Restricted stock with total share commitments of 16,000 were anti-dilutive at February 28, 2006 based on the average share price for the quarter of $41.32. All of the Company’s outstanding stock options and restricted stock with total share commitments of 5,504,039 at February 28, 2005, were dilutive based on the average share price for the quarter then ended of $27.91. All stock options and Stock Appreciation Rights (SARs) expire by 2012.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest as required by Financial Accounting Standards.
At February 28, 2006, the Company had authorization to purchase 905,500 of its common shares.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE I – DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in an immaterial amount of ineffectiveness in the statements of earnings and there were no components excluded from the assessment of hedge effectiveness for the three or six months ended February 28, 2006 and 2005. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following chart shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
(in thousands)	Earnings (Expense)		Earnings (Expense)

Net sales (foreign currency instruments)	$(180)	$965	$(87)	$(1,262)
Cost of goods sold (commodity instruments)	1,926	555	49	(1,078)
The Company’s derivative instruments were recorded as follows on the condensed consolidated balance sheets:

	February 28,	August 31,
(in thousands)	2006	2005

Derivative assets (other current assets)	$4,575	$2,563
Derivative liabilities (other payables)	4,358	2,151
The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the six months ended February 28, 2006 (in thousands):

Change in market value (net of taxes)	$(128)
(Gains) losses reclassified into net earnings, net	(56)

Other comprehensive loss — unrealized loss on derivatives	$(184)

During the twelve months following February 28, 2006, negligible losses related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $112 thousand in gains will be reclassified as interest expense related to an interest rate swap.
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
NOTE K – BUSINESS SEGMENTS
The Company has refined its method of overhead allocation. Prior year period overhead costs of $3.2 million and $6.5 million for the three and six months ended February 28, 2005, respectively, were reclassified from the domestic mills to the domestic fabrication segment to ensure comparability with current year amounts reported.
The following is a summary of certain financial information by reportable segment:

	Three Months Ended February 28, 2006
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales–unaffiliated customers	$257,109	$106,782	$408,005	$245,894	$619,285	$2,412	$—	$1,639,487
Intersegment sales	109,061	5,802	151	26,119	22,899	—	(164,032)	—

Net sales	366,170	112,584	408,156	272,013	642,184	2,412	(164,032)	$1,639,487

Adjusted operating profit (loss)	70,767	(584)	38,494	18,592	12,934	(7,425)	—	132,778

	Three Months Ended February 28, 2005
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales–unaffiliated customers	$222,701	$105,082	$330,744	$200,776	$734,674	$3,336	$—	$1,597,313
Intersegment sales	61,134	2,562	142	23,734	14,330	—	(101,902)	—

Net sales	283,835	107,644	330,886	224,510	749,004	3,336	(101,902)	1,597,313

Adjusted operating profit (loss)	39,248	(4,542)	21,372	20,073	23,215	(3,465)	—	95,901

	Six Months Ended February 28, 2006
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales–unaffiliated customers	$525,781	$213,662	$808,074	$459,100	$1,274,454	$4,114	$—	$3,285,185
Intersegment sales	210,168	6,254	605	49,312	52,288	—	(318,627)	—

Net sales	735,949	219,916	808,679	508,412	1,326,742	4,114	(318,627)	3,285,185

Adjusted operating profit (loss)	135,686	948	56,691	32,426	35,989	(13,952)	—	247,788

Goodwill – February 28, 2006	306	—	27,006	3,230	—	—	—	30,542
Total Assets – February 28, 2006	471,375	274,976	636,329	193,379	800,430	94,881	—	2,471,370

	Six Months Ended February 28, 2005
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales–unaffiliated customers	$462,534	$225,236	$657,202	$405,138	$1,372,907	$3,368	$—	$3,126,385
Intersegment sales	137,063	5,522	324	39,842	56,692	—	(239,443)	—

Net sales	599,597	230,758	657,526	444,980	1,429,599	3,368	(239,443)	3,126,385

Adjusted operating profit (loss)	93,189	7,773	42,706	39,848	46,584	(10,268)	—	219,832

Goodwill – February 28, 2005	306	—	27,006	3,230	—	—	—	30,542
Total Assets – February 28, 2005	443,422	311,587	548,222	142,721	674,060	84,344	—	2,204,356

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2006	2005	2006	2005

Net earnings	$80,103	$56,575	$149,727	$130,300
Minority interests	(578)	(1,910)	(333)	948
Income taxes	45,504	31,709	82,945	70,984
Interest expense	6,952	8,517	13,876	15,818
Discounts on sales of accounts receivable	797	1,010	1,573	1,782

Adjusted operating profit	$132,778	$95,901	$247,788	$219,832

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2006	2005	2006	2005

Major product information:
Steel products	$961,749	$1,011,617	$1,922,258	$2,031,122
Ferrous scrap	82,655	88,057	163,024	186,450
Nonferrous scrap	161,973	109,830	293,519	214,513
Nonferrous products	135,111	114,878	259,900	221,015
Industrial materials	200,840	208,048	445,037	348,761
Construction materials	86,150	42,070	178,165	88,032
Other	11,009	22,813	23,282	36,492

Net sales	$1,639,487	$1,597,313	$3,285,185	$3,126,385

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2006	2005	2006	2005

Geographic area:
United States	$1,059,997	$939,710	$2,101,379	$1,866,262
Europe	255,373	290,387	469,606	583,418
Asia	173,681	221,456	384,222	402,974
Australia/New Zealand	92,958	87,222	217,157	177,553
Other	57,478	58,538	112,821	96,178

Net sales	$1,639,487	$1,597,313	$3,285,185	$3,126,385

Net sales for Europe and the United States for the three and six months ended February 28, 2005 have been adjusted to properly reflect the net sales in those geographic areas.
NOTE L — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has an agreement for steel purchases with a key supplier of which the Company owns an 11% interest. The total amounts of purchases from this supplier were $118.4 million and $118.9 million for the six months ended February 28, 2006 and 2005, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis should be read in conjunction with our Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2005.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K filed with the SEC for the year ended August 31, 2005 and are, therefore, not presented herein.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	February 28,		%	February 28,		%
(in millions)	2006	2005	Change	2006	2005	Change

Net sales	$1,639.5	$1,597.3	3	$3,285.2	$3,126.4	5
Net earnings	80.1	56.6	42	149.7	130.3	15
EBITDA	153.0	115.5	32	286.2	254.9	12
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

	Three Months Ended			Six Months Ended
	February 28,		%	February 28,		%
(in millions)	2006	2005	Change	2006	2005	Change

Net earnings	$80.1	$56.6	42	$149.7	$130.3	15
Interest expense	7.0	8.5	(18)	13.9	15.8	(12)
Income taxes	45.5	31.7	44	82.9	71.0	17
Depreciation and amortization	20.4	18.7	9	39.7	37.8	5

EBITDA	$153.0	$115.5	32	$286.2	$254.9	12

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
Overview Strong operating profits were generated in what is typically our weakest quarter and after a period of declining steel prices in many parts of the world. The following financial events were significant during our second quarter ended February 28, 2006:
•	The second quarter adjusted operating profit for our steel minimills was almost 65% greater than a year earlier on the strength of higher selling prices combined with seasonally high finished goods shipments as well as a lower average cost for scrap utilized.

•	The copper tube mill’s $6.1 million adjusted operating profit was substantially above last year’s second quarter.

•	The CMCZ mill had increased sales and a small adjusted operating loss compared to last year’s second quarter’s significant loss ; however, prices and margins continued to be squeezed.

•	Profitability in our domestic fabrication segment was a record for a second quarter with total shipments up 23% compared with the prior year’s second quarter and realized selling prices were mostly higher.

•	The Recycling segment achieved a near record quarter with net sales up 21% and adjusted operating profit off 7% from last year’s record second quarter, marked by record nonferrous price levels.

•	The marketing and distribution segment’s adjusted operating profit of $12.9 million for the second quarter was significantly below last year’s strong second quarter on lower net sales mostly due to temporary factors.

•	Effective September 1, 2005, we recognized pre-tax compensation expense of $2.5 million and $4.4 million for the three and six months ended February 28, 2006, respectively, as a result of our adoption of Statement of Financial Accounting Standards No. 123(R). See Note B — Accounting Policies, to the condensed consolidated financial statements.
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
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes, minority interests and financing costs. The following tables show our net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended			Six Months Ended
	February 28,		%	February 28,		%
(in millions)	2006	2005	Change	2006	2005	Change

NET SALES:

Domestic mills	$366,170	$283,835	29	$735,949	$599,597	23
CMCZ*	112,584	107,644	5	219,916	230,758	(5)
Domestic fabrication	408,156	330,886	23	808,679	657,526	23
Recycling	272,013	224,510	21	508,412	444,980	14
Marketing and distribution	642,184	749,004	(14)	1,326,742	1,429,599	(7)
Corporate and eliminations	(161,620)	(98,566)	(64)	(314,513)	(236,075)	(33)

	$1,639,487	$1,597,313	3	$3,285,185	$3,126,385	5

*	Before minority interests

	Three Months Ended			Six Months Ended
	February 28,		%	February 28,		%
(in millions)	2006	2005	Change	2006	2005	Change

ADJUSTED OPERATING PROFIT (LOSS):

Domestic mills	$70,767	$39,248	80	$135,686	$93,189	46
CMCZ*	(584)	(4,542)	87	948	7,773	(88)
Domestic fabrication	38,494	21,372	80	56,691	42,706	33
Recycling	18,592	20,073	(7)	32,426	39,848	(19)
Marketing and distribution	12,934	23,215	(44)	35,989	46,584	(23)
Corporate and eliminations	(7,425)	(3,465)	(114)	(13,952)	(10,268)	(36)

*	Before minority interests
Domestic Mills We include our four domestic steel and our copper tube minimills in our domestic mills segment. Adjusted operating profit was higher due to higher selling prices, higher tons shipped and relatively stable scrap prices. Increases in metal margin (our average selling price less our average cost of scrap used in production) of

11% and 9% for the three and six months ended February 28, 2006, respectively, more than offset an increase of 46%in energy costs.
Selling prices for our domestic steel minimills increased for the three and six months ended February 28, 2006 as compared to 2005 due to strong domestic demand for steel. Our average total mill selling price for the second quarter was $26 per ton above last year’s level. By product line, the price premium of merchant bar over reinforcing bar remained relatively wide at $88 per ton.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended		Increase		Six Months Ended		Increase
	February 28,		(Decrease)		February 28,		(Decrease)
	2006	2005	$	%	2006	2005	$	%

Average mill selling price (finished goods)	$516	$490	$26	5	$513	$494	$19	4
Average mill selling price (total sales)	500	474	26	5	495	479	16	3
Average ferrous scrap production cost	207	210	(3)	(1)	205	212	(7)	(3)
Average metal margin	293	264	29	11	290	267	23	9
Average ferrous scrap purchase price	184	181	3	2	184	185	(1)	(1)
Our mills’ shipments increased for the three and six months ended February 28, 2006 as compared to 2005 due to increased orders from distributor and end-user customers with strong demand and lower inventories. The table below reflects our domestic steel minimills’ operating statistics (short tons in thousands):

	Three Months Ended		Increase		Six Months Ended		Increase
	February 28		(Decrease)		February 28,		(Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%

Tons melted	577	535	42	8	1,151	1,084	67	6
Tons rolled	532	472	60	13	1,054	1,019	35	3
Tons shipped	603	506	97	19	1,227	1,051	176	17
All of our domestic steel minimills were more profitable for the three and six months ended February 28, 2006 as compared to 2005. All of the domestic steel mills also reported higher tons shipped for the three and six months ended 2006 as compared to 2005 and the selling prices at all the domestic steel mills were higher for the same periods in 2006 except for Alabama where the selling prices dropped slightly. During the three months ended February 28, 2005 the domestic steel mills reported a $4.5 million gain from a business interruption insurance recovery and during the prior year six month period, they recorded a $3.9 million gain from a business interruption insurance recovery.
Overall our domestic steel mills had pretax LIFO income (LIFO income or expense amounts in the segment operating data are pretax) of $1.0 million during the three months and LIFO expense of $7.2 million for the six months ended February 28, 2006 as compared to $.1 million LIFO income and $26.0 million LIFO expense for the three and six months ended February 28, 2005, respectively. Our total utility costs increased by $8.7 million and $16.4 million (46%) for the three and six months ended February 28, 2006, respectively, as compared to 2005.

The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended		Increase		Six Months Ended		Increase
	February 28,		(Decrease)		February 28,		(Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%

Pounds shipped (in millions)	15.7	16.0	(.3)	(2)	31.9	32.1	(.2)	(1)
Pounds produced (in millions)	16.7	16.4	.3	2	32.6	32.3	.3	1
Average selling price	$2.84	$1.89	$.95	50	$2.63	$1.86	$.77	41
Average copper scrap production cost	$1.73	$1.21	$.52	43	$1.62	$1.21	$.41	34
Average metal margin	$1.11	$0.68	$.43	63	$1.01	$0.65	$.36	55
Average copper scrap purchase price	$2.02	$1.34	$.68	51	$1.87	$1.31	$.56	43
Our copper tube minimill’s adjusted operating profit was $6.1 million and $10.3 million for the three and six months ended February 28, 2006, respectively, as compared to $967 thousand and $3.2 million, respectively, in 2005. Demand from our commercial and residential end-users was relatively steady. Better supply/demand conditions in the industry resulted in an increased average selling price for the second quarter of $2.84 per pound and metal spreads widened to $1.11 per pound, up from 68 cents, more than offsetting the pronounced rise in the cost of scrap. Pounds shipped were down 2% and 1% for the three and six months ended February 28, 2006, respectively, as compared to 2005. Our copper tube mill recorded $1.7 million and $3.2 million LIFO expense for the three and six months ended February 28, 2006 as compared to $1.0 million and $2.0 million LIFO expense in 2005, respectively.
CMCZ Even though tons shipped in the second quarter of 2006 increased substantially compared to 2005, net sales remained relatively flat due to lower selling prices. The change in foreign currency exchange rates decreased net sales by $6.0 million and increased $4.4 million for the three and six months ended February 28, 2006, respectively, as compared to 2005. CMCZ reported an adjusted operating loss of $0.6 million and an adjusted operating profit of $0.9 million for the three and six months ended February 28, 2006 as compared to an adjusted operating loss of $4.5 million and a $7.8 million adjusted operating profit in 2005, respectively. The following table reflects CMCZ’s operating statistics and average prices per short ton:

	Three Months Ended				Increase		Six Months Ended				Increase
	February 28,				(Decrease)		February 28,				(Decrease)
	2006		2005		Amount	%	2006		2005		Amount	%

Tons melted (thousands)	285		203		82	40	570		531		39	7
Tons rolled (thousands)	261		206		55	27	498		408		90	22
Tons shipped (thousands)	285		208		77	37	542		460		82	18

Average mill selling price (total sales)	1,238	PLN	1,523	PLN	(285)	(19)	1,269	PLN	1,602	PLN	(333)	(21)
Average ferrous scrap production cost	692	PLN	904	PLN	(212)	(23)	683	PLN	944	PLN	(261)	(28)
Average metal margin	546	PLN	619	PLN	(73)	(12)	586	PLN	658	PLN	(72)	(11)
Average ferrous scrap purchase price	580	PLN	641	PLN	(61)	(10)	575	PLN	753	PLN	(178)	(24)
Average mill selling price (total sales)	$381		$494		$(113)	(23)	$389		$481		$(92)	(19)
Average ferrous scrap production cost	$213		$293		$(80)	(27)	$206		$284		$(78)	(27)
Average metal margin	$168		$201		$(33)	(16)	$183		$197		$(14)	(7)
Average ferrous scrap purchase price	$179		$207		$(28)	(14)	$176		$227		$(51)	(22)
Selling prices and metal margins decreased significantly in 2006 as compared to 2005. Our selling prices for wire rod were particularly weak in 2006 as compared to 2005 due to world-wide excess supply. Tons melted and rolled increased in 2006 as compared to 2005 as the mill entered this year’s winter months with much stricter inventory control. The change in foreign currency exchange rates had minimal impact on our adjusted operating profit for 2006 as compared to 2005 though the continued strong zloty limited export opportunities.

Domestic Fabrication Our domestic fabrication plants’ shipments and average selling prices per ton were as follows:

	Three Months Ended		Increase		Six Months Ended		Increase
	February 28,		(Decrease)		February 28,		(Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%

Tons shipped (in thousands)	363	296	67	23	726	624	102	16
Average selling price*	$871	$849	$22	3	$857	$835	$22	3

*excluding stock and buyout sales
We recorded $9.7 million of LIFO income and $4.2 million of LIFO expense in our domestic fabrication segment for the three and six months ended February 28, 2006 as compared to $4.6 million and $9.2 million LIFO expense in 2005, respectively. Overall, market conditions were excellent in all areas, enabling us to obtain higher selling prices and increase overall shipments to meet demand. All operating locations were profitable as the domestic construction markets remained vibrant. The three hurricanes in the U.S. Gulf coast region had minimal disruption on our operations.
Recycling The following table reflects our recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended		Increase		Six Months Ended		Increase
	February 28,		(Decrease)		February 28,		(Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%

Ferrous sales price	$190	$197	$(7)	(4)	$192	$209	$(17)	(8)
Nonferrous sales price	$2,133	$1,609	$524	33	$1,981	$1,561	$420	27
Ferrous tons shipped	490	463	27	6	957	933	24	3
Nonferrous tons shipped	74	72	2	3	144	139	5	4
Total volume processed and shipped*	862	822	40	5	1,701	1,650	51	3

*Includes our processing plants affiliated with our domestic steel mills.
The ferrous scrap market was still strong with continued volatility though not with the extremes seen in earlier months. Demand remained strong as domestic electric arc furnances operated at near capacity. Copper and aluminum prices exhibited greater swings than past quarters but the net upward trend resulted in greater profitability. Total volume of scrap processed increased in 2006 compared to 2005 and inventory turnover across the board remained extremely rapid. Our LIFO expense was $3.2 million and $4.6 million for the three and six months ended February 28, 2006 as compared to $1.0 million LIFO income and $1.2 million LIFO expense for the same periods in 2005, respectively.
Marketing and Distribution With consideration of lead times for order, production, shipment, and delivery, economic conditions in the previous quarter influenced results in the current quarter. Global steel markets were weak during the later half of calendar 2005 leading to decreased prices and sales this quarter, especially in Europe and Asia, with resulting lower profitability for this large product line. One encouraging development was signs of recovery in Germany with sales of specialty steel products. Our Australian markets, both import marketing and domestic service centers, continued strong. Asian markets exhibited a traditional slow period approaching the lunar New Year but activity began to surge later in the quarter. Sales and margins for industrial materials and products were good but down from recent record levels. The margins for aluminum, copper and stainless steel semis decreased over the prior year as fixed margin contracts were eroded by variable higher freight, insurance, and duty costs. Though metal margins on these sales are hedged, some hedging instruments require mark to market accounting, resulting in gain (loss) recognition ahead of the offsetting underlying physical contract. During the six months ended February 28, 2006 a $3 million loss was recorded on these hedging instruments. We had LIFO expense of $1.8 million and LIFO income of $1.5 million for the three and six months ended February 28, 2006 as compared to LIFO income of $0.5 million and $.02 million for 2005, respectively.
Corporate and Eliminations Our corporate expenses for the three and six months ended February 28, 2006 were higher due to greater eliminations of profit on intercompany sales, lower earnings on investments segregated for our nonqualified retirement plan, higher salaries and the recording of share based compensation.
CONSOLIDATED DATA
On a consolidated basis, the LIFO method of inventory valuation increased our net earnings by $2.6 million and decreased net earnings by $11.5 million (4 cents and (19) cents per diluted share) for the three and six months ended February 28, 2006 as compared to decreasing net earnings by $2.6 million and $24.8 million ((4) cents and (40) cents per diluted share) for 2005, respectively.

Our overall selling, general and administrative expenses increased $5 million and $2 million for the three and six months ended February 28, 2006 as compared to 2005, respectively, because of increases in salary compensation, benefits and professional services offset by lower incentive compensation accruals.
Effective September 1, 2005, we changed our method of accounting for our share-based compensation arrangements when we adopted FASB Statement No. 123 (R) utilizing the modified prospective method (see Note B-Accounting Policies, to the condensed consolidated financial statements). As a result of this adoption, we recorded $2.5 million and $4.4 million for additional compensation costs in selling, general and administrative expenses during the three and six months ended February 28, 2006 as compared to 2005, respectively.
Interest expense for the six months ended February 28, 2006 was $1.9 million less than 2005 due primarily to lower short- and long-term borrowings outstanding.
Our overall effective tax rate for the six months ended February 28, 2006 increased to 35.7% as compared to 35.1% in 2005 due to a shift in profitability from low tax jurisdictions (Poland) to those domestic jurisdictions subject to state taxes. The tax rate for the second quarter 2006 was 36.4% versus 36.7% for 2005.
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
OUTLOOK
During the second quarter of 2006, the global steel market in particular had reversed course, resulting in another price rally. The end of de-stocking in most markets, disciplined production rates by EU mills, and a rapid Asian turnaround all contributed to the upswing. Generally good economic conditions prevail. Manufacturing activity continues to expand. While residential construction in the U.S. has pulled back from its peak, worldwide non-residential construction notably is expected to strengthen. More specifically, construction materials generally are in strong demand. Our domestic steel mill markets continue at relatively strong levels, underpinned by the growing U.S. economy and solid construction markets. Imports of carbon steel bar products recently have increased into the U.S.; although at reasonable levels relative to demand, the situation bears watching. Our mill shipments should accelerate during the third quarter, and steel prices should remain firm. Steel scrap prices remain relatively strong, domestically and internationally, although a continuation of the unprecedented price volatility we have seen in recent quarters appears inevitable. The outlook for nonferrous markets remains favorable, although prices are off from recent highs. Demand for downstream products and services remains vibrant.
Accordingly, total earnings from our domestic steel mills should remain strong during the third quarter. The copper tube business should be steady at the improved level. Results at CMCZ are expected to improve significantly based on increased selling prices and shipments. Our anticipation remains that fabrication profits will expand further, given robust prices and volumes. Our Recycling segment will again post strong results buoyed by relatively firm markets. We expect the Marketing and Distribution segment to pick up again, driven by higher volume and margins in various steel markets, led by firmer market conditions in China.

Overall, we believe product demand should accelerate further, and volume and prices will remain strong. We anticipate third quarter LIFO diluted net earnings per share between $1.25 and $1.40.
LIQUIDITY AND CAPITAL RESOURCES
See Note F — Credit Arrangements, to the condensed consolidated financial statements.
Our sources, facilities and availability of liquidity and capital resources as of February 28, 2006 (dollars in thousands):

	Total
Source	Facility	Availability
Net cash flows from operating activities	$25,075	N/A
Commercial paper program *	400,000	$372,925
Domestic accounts receivable securitization	130,000	120,000
International accounts receivable sales facilities	85,600	37,600
Bank credit facilities — uncommitted	600,000	350,000
Notes due from 2007 to 2013	350,000	**
Trade financing arrangements	—	As required
CMCZ revolving credit facility	37,900	Expired March 2006
CMCZ term note due March 2009	35,489	—
CMCZ & CMC — Poland equipment notes	13,024	—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $27.1 million of stand-by letters of credit issued as of February 28, 2006.

**	With our investment grade credit ratings and current industry conditions we believe we have access to cost-effective public markets for potential refinancing or the issuance of additional long-term debt.
Certain of our financing agreements, both domestically and at CMCZ, include various covenants, of which we were in compliance at February 28, 2006. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
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
Significant fluctuations in working capital:
-	Accounts receivable — slower turnover in domestic fabrication, recycling, CMCZ, and marketing and distribution

-	Inventories — higher in-transit inventory and increased carrying prices

-	Accrued expenses — annual incentive compensation paid
We expect our total capital spending for fiscal 2006 to be $160 million, including the completion of our shredder in Poland and our continuous caster project at our Texas melt shop. This is down some $18 million from our original budget due to cancellation of some projects, the largest of which was $10 million for the purchase of 100 rail cars. We invested $59.6 million in property, plant and equipment during the first six months of fiscal 2006. We continuously assess our capital spending and reevaluate our requirements based upon current and expected results.
We did not purchase any of our common shares for our treasury during the six months ended February 28, 2006. During the six months ended February 28, 2006, we issued additional long-term debt for our shredder operation in Poland. Our contractual obligations for the next twelve months of $1.8 billion are typically expenditures with normal revenue processing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of February 28, 2006:

	Payments Due By Period*
		Less than			More than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$401,716	$9,743	$180,581	$11,337	$200,055
Interest(2)	117,741	23,888	40,155	22,744	30,954
Operating leases(3)	88,014	19,365	29,815	21,075	17,759
Purchase obligations(4)	1,182,935	965,443	161,669	18,857	36,966

Total contractual cash obligations	$1,790,406	$1,018,439	$412,220	$74,013	$285,734

*We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the February 28, 2006 condensed consolidated balance sheet. See Note F, Credit Arrangements,

to the condensed consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of February 28, 2006.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of February 28, 2006.

(4)	About 92% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 28, 2006, we had committed $31.2 million under these arrangements. All of the commitments expire within one year.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required hereunder for the Company is consistent with the information set forth in Item 7a. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005, filed with the Securities Exchange Commission and is, therefore, not presented herein.
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
     ITEM 1A. RISK FACTORS
Not Applicable
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Total
				Number of	Maximum
				Shares	Number of
				Purchased	Shares that
				As Part of	May Yet Be
	Total			Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
	Purchased		Per Share	Programs	Programs
As of December 1, 2005					905,500 (1)

December 1— December 31, 2005	240	(2)	$35.41

January 1 — January 31, 2006	2,096	(2)	$40.45

February 1 — February 28, 2006	8,533	(2)	$44.78

As of February 28, 2006	10,869	(2)	$43.74		905,500 (1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced May 24, 2005.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the registrant’s annual meeting of stockholders held January 26, 2006, the three nominees named in the Proxy Statement dated December 12, 2005, were elected to serve as directors until the 2009 annual meeting. There was no solicitation in opposition to the nominees for directors. Additionally, the proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000 with no change in the number of authorized shares of preferred stock was approved, and the proposal to amend the Company’s Restated Certificate of Incorporation to decrease the par value of the Company’s common stock from $5.00 per share to $.01 per share was approved. Also, the appointment of Deloitte & Touche LLP as auditors of the registrant for the fiscal year ending August 31, 2006 was ratified.
Of the 58,389,580 shares outstanding on the record date, 52,862,132 were present in person or by proxy constituting approximately 90.5% of the total shares entitled to vote. Information as to the vote on each director standing for election, all matters voted on at the meeting and directors continuing in office is provided below:
Proposal 1 — Election of Directors.

Nominee	For	Withheld
Harold L. Adams	50,577,168	2,284,964
Anthony A. Massaro	50,578,113	2,284,019
Robert D. Neary	50,560,062	2,302,070
Directors continuing in office are:
Moses Feldman
Ralph E. Loewenberg
Dorothy G. Owen
Stanley A. Rabin
J. David Smith
Robert R. Womack
Proposal 2 — Amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000 with no change in the number of authorized shares of preferred stock.

For:	47,851,823
Against:	4,905,018
Abstentions and broker nonvotes:	105,291
Proposal 3— Amendment to the Company’s Restated Certificate of Incorporation to decrease the par value of the Company’s common stock from $5.00 per share to $.01 per share.

For:	51,757,931
Against:	776,866
Abstentions and broker nonvotes:	327,335
Proposal 4 — Ratification of appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending August 31, 2006.

For:	51,796,468
Against:	919,449
Abstain	146,215
ITEM 5. OTHER INFORMATION
     Executive Employment Continuity Agreement
Effective as of April 5, 2006, the Board of Directors of the Company authorized the execution of a form of Executive Employment Continuity Agreement (the “Agreement”) with certain key executives, including each of the Company’s executive officers with the exception of its Chairman and Chief Executive Officer and President and Chief Operating Officer. The Agreement is intended to ensure that the Company will have the continued attention and dedication of the executive in the event of a Change in Control of the Company (as defined in the Agreement). Should a Change in Control occur, the Company will continue to employ each executive for a period of two years thereafter (the “Employment Period”). All currently employed executive officers who were among the five highest paid executive officers the prior year or anticipated to be this fiscal year (with the exception of the two excluded positions) are expected to enter into the Agreement.
During the Employment Period, each executive will continue to receive (i) an annual base salary equal to at least the executive’s base salary before the Change in Control; (ii) cash bonus opportunities equivalent to that available to the executive under the Company’s annual and long term cash incentive plans in effect immediately preceding the Change in Control; and (iii) continued participation in all incentive, including equity incentive, savings, deferred compensation, retirement plans, welfare benefit plans and other employee benefits on terms no less favorable than those in effect during the 90-day period immediately preceding the Change in Control.
Should the executive’s employment be terminated during the Employment Period for other than cause or disability (including Constructive Termination as defined in the Agreement) the Agreement requires the Company to pay certain severance benefits to the executive. The severance benefits include an amount equal to either three or four times the employee’s highest base salary in effect at any time during the twelve month period prior to the Change in Control as well as unpaid salary, vacation pay and certain other amounts considered to have been earned prior to termination. Company contributions to retirement plans and participation, including that of the executive’s eligible dependents, in Company provided welfare plan benefits will either be continued for two years following termination or their cash equivalent for such period paid to the executive. All un-exercised and un-vested equity incentives including restricted stock awards, stock appreciation rights and stock options previously granted to such executive will become immediately vested and exercisable.
The Agreement requires the Company to determine if the payments to an executive under the Agreement combined with any other payments or benefits to which the executive may be entitled (in aggregate the “Change in Control Payments”) would result in the imposition on the executive of the excise tax under Section 4999 of the Internal Revenue Code. The Agreement does not provide for a “tax gross up” reimbursement payment by the Company to the executive for taxes, including the Section 4999 excise taxes, the employee may owe as a result of receipt of payments under the Agreement. The Company will either reduce the Change in Control Payments to the maximum amount which would not result in imposition of the Section 4099 excise tax or pay the entire Change in Control Payment to the executive if, even after the executive’s payment of the Section 4099 excise tax, the executive would receive a larger net amount.
The Agreement does not provide for any employment or severance benefit prior to an actual or, in some circumstances shortly before, a contemplated Change in Control. In the event the executive is terminated more than two years following a Change in Control no severance benefits are provided under the Agreement. The Agreement provides that the executive not disclose any confidential information relating to the Company and, for a period of one year following termination of employment, not compete with the business as conducted by the Company within 100 miles of a Company facility nor solicit or hire employees of the Company or knowingly permit (to the extent reasonably within the executive’s control) any business or entity that employs the executive or in which the executive has an ownership interest to hire Company employees. If a court rules than the executive has violated these provisions, the rights of the executive under the Agreement will terminate.
The Agreement is in the form attached hereto as Exhibit 10.1.

Stock Ownership Guidelines
Effective as of April 5, 2006, the Board of Directors of the Company approved stock ownership guidelines for directors, all officers and certain designated employees of the Company. Many of those covered by the guidelines presently own Company stock in amounts substantially in excess of these minimum requirements. The Board of Directors believes adoption of minimum ownership levels will serve to further align the interests of those covered by the guidelines with the Company’s stockholders. Under the Company’s stock ownership guidelines the following categories of directors, officers and employees are required to own Company common stock (“Company Common Stock”) with a market value, as determined on January 31 of each year, in the following amounts:
•	Non-employee Directors — five times the annual retainer paid to all non-employee directors
•	Chief Executive Officer — five times base salary
•	President and Chief Operating Officer — four times base salary
•	Most Vice Presidents including the Chief Financial Officer, each Company business segment President and General Counsel — three times base salary
•	Controller, Treasurer and Vice President and Chief Information Officer — two times base salary
•	Other executives as may be designated by the Compensation Committee of the Board of Directors — one times base salary.
All current directors, officers and designated employees must be in compliance with the guidelines by April 5, 2009. Individuals who are elected, hired or promoted into positions covered by the guidelines will have three years after such date to attain the minimum ownership level. Unvested restricted shares of Company Common Stock will be included when determining Company Common Stock ownership, but unexercised options, stock appreciation rights or similar equity incentives, vested or unvested, will not be included.
Lead Director
On February 10, 2006, the Board of Directors of the Company established the position of Lead Director and appointed Anthony A. Massaro to serve as Lead Director. On April 5, 2006, the Board of Directors approved an annual retainer of $10,000 for service as Lead Director, with the first year payment of such retainer to be prorated from February 1, 2006.
     ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K.
3(i)	Certificate of Amendment of Restated Certificate of Incorporation of Commercial Metals Company dated February 17, 1995 (filed herewith).

10.1	Form of Executive Employment Continuity Agreement (filed herewith).

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

/s/ William B. Larson

April 7, 2006	William B. Larson
Vice President
& Chief Financial Officer

/s/ Leon K. Rusch

April 7, 2006	Leon K. Rusch
Controller