Form 10-Q
period 2006-05-31
COMMERCIAL METALS CO
filed 2006-07-07
CIK 22444

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-Accelerated filer ☐
As of July 6, 2006, there were 119,834,106 shares of the Company’s common stock issued and outstanding excluding 9,226,558 shares held in the Company’s treasury.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS

	May 31,	August 31,
(in thousands)	2006	2005

Current assets:
Cash and cash equivalents	$123,178	$119,404
Accounts receivable (less allowance for collection losses of $17,091 and $17,167)	1,025,734	829,192
Inventories	730,399	706,951
Other	66,759	45,370

Total current assets	1,946,070	1,700,917
Property, plant and equipment:
Land	43,992	41,887
Buildings and improvements	260,366	245,924
Equipment	927,608	863,748
Construction in process	48,498	49,183

	1,280,464	1,200,742
Less accumulated depreciation and amortization	(733,809)	(695,158)

	546,655	505,584
Goodwill	32,307	30,542
Other assets	121,099	95,879

	$2,646,131	$2,332,922

See notes to unaudited condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31,	August 31,
(in thousands except share data)	2006	2005

Current liabilities:
Accounts payable-trade	$473,781	$408,342
Accounts payable-documentary letters of credit	101,103	140,986
Accrued expenses and other payables	302,194	293,598
Income taxes payable and deferred income taxes	8,516	40,126
Short-term trade financing arrangements	—	1,667
Notes payable — CMCZ	16,463	—
Current maturities of long-term debt	15,496	7,223

Total current liabilities	917,553	891,942
Deferred income taxes	45,181	45,629
Other long-term liabilities	72,808	58,627
Long-term debt	387,337	386,741

Total liabilities	1,422,879	1,382,939
Minority interests	53,900	50,422
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share and $5.00 per share: authorized 200,000,000 shares; issued 129,060,664 and 64,530,332 shares; outstanding 120,864,218 and 58,130,723 shares	1,290	322,652
Additional paid-in capital	339,019	14,813
Accumulated other comprehensive income	36,009	24,594
Unearned stock compensation	—	(5,901)
Retained earnings	858,984	644,319

	1,235,302	1,000,477
Less treasury stock:
8,196,446 and 6,399,609 shares at cost	(65,950)	(100,916)

Total stockholders’ equity	1,169,352	899,561

	$2,646,131	$2,332,922

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Nine months Ended
	May 31,		May 31,
(in thousands, except share data)	2006	2005	2006	2005

Net sales	$2,021,299	$1,726,251	$5,306,484	$4,852,636
Costs and expenses:
Cost of goods sold	1,756,734	1,496,719	4,570,347	4,181,619
Selling, general and administrative expenses	130,510	106,192	355,867	329,627
Interest expense	6,940	7,608	20,816	23,426

	1,894,184	1,610,519	4,947,030	4,534,672
Earnings before income taxes and minority interests	127,115	115,732	359,454	317,964
Income taxes	46,085	46,345	129,030	117,329

Earnings before minority interests	81,030	69,387	230,424	200,635
Minority interests	3,070	(2,354)	2,737	(1,406)

Net earnings	$77,960	$71,741	$227,687	$202,041

Basic earnings per share	$0.65	$0.60	$1.93	$1.70

Diluted earnings per share	$0.62	$0.57	$1.84	$1.63

Cash dividends per share	$0.05	$0.03	$0.11	$0.09

Average basic shares outstanding	119,708,857	119,603,498	117,732,084	118,664,658

Average diluted shares outstanding	125,085,650	125,471,648	123,550,601	124,042,992

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended
	May 31,
(in thousands)	2006	2005

Cash Flows From (Used By) Operating Activities:
Net earnings	$227,687	$202,041
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	61,522	56,756
Minority interests	2,737	(1,406)
Provision for losses on receivables	2,162	3,574
Share-based compensation	6,975	—
Net gain on sale of assets and other	(1,584)	(1,200)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(198,540)	(212,701)
Accounts receivable sold	10,255	41,063
Inventories	(10,414)	(84,414)
Other assets	(40,711)	(6,029)
Accounts payable, accrued expenses, other payables and income taxes	26,815	12,503
Deferred income taxes	(2,785)	(45)
Other long-term liabilities	12,629	12,282

Net Cash Flows From Operating Activities	96,748	22,424
Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(92,627)	(67,884)
Purchase of interests in CMC Zawiercie	(934)	—
Sales of property, plant and equipment	5,039	4,913
Acquisitions, net of cash acquired	(10,980)	(2,950)

Net Cash Used By Investing Activities	(99,502)	(65,921)
Cash Flows From (Used By) Financing Activities:
Increase (Decrease) in documentary letters of credit	(39,883)	38,734
Payments on trade financing arrangements	(1,667)	(16,311)
Short-term borrowings, net change	16,463	(581)
Payments on long-term debt	(9,023)	(1,441)
Proceeds from issuance of long-term debt	14,182	—
Stock issued under incentive and purchase plans	26,092	17,007
Dividends paid	(13,022)	(10,146)
Tax benefits from stock plans	10,644	10,809
Treasury stock acquired	—	(50,675)

Net Cash From (Used By) Financing Activities	3,786	(12,604)
Effect of Exchange Rate Changes on Cash	2,742	749

Increase (Decrease) in Cash and Cash Equivalents	3,774	(55,352)
Cash and Cash Equivalents at Beginning of Year	119,404	123,559

Cash and Cash Equivalents at End of Period	$123,178	$68,207

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other	Unearned		Treasury Stock
	Number of		Paid-In	Comprehensive	Stock	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income	Compensation	Earnings	Shares	Amount	Total

Balance, September 1, 2005	64,530,332	$322,652	$14,813	$24,594	$(5,901)	$644,319	(6,399,609)	$(100,916)	$899,561
Comprehensive income:
Net earnings for nine months ended May 31, 2006						227,687			227,687
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $1,285				12,962					12,962
Unrealized loss on hedges, net of taxes of $(641)				(1,547)					(1,547)

Comprehensive income									239,102
Cash dividends						(13,022)			(13,022)
Change in par value of common stock		(322,007)	322,007						—
Restricted stock grant			(2,227)				261,350	2,227	—
Stock issued under incentive and purchase plans			(6,783)				2,220,835	32,875	26,092
Stock-based compensation			1,210		5,901		(8,700)	(136)	6,975
Tax benefits from stock plans			10,644						10,644
Two-for-one stock split	64,530,332	645	(645)				(4,270,322)		—

Balance, May 31, 2006	129,060,664	$1,290	$339,019	$36,009	$—	$858,984	(8,196,446)	$(65,950)	$1,169,352

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A – QUARTERLY FINANCIAL DATA
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The basis is consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2005 with the exception of the Company’s adoption of Financial Accounting Standards Board (FASB) Statement No.123(R), Share-Based Payment as described below. They include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and statements of earnings, cash flows and stockholders’ equity for the periods indicated. These Notes should be read in conjunction with such Form 10-K. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for a full year.
NOTE B – ACCOUNTING POLICIES
Stock-Based Compensation
See Note 9, Capital Stock, to the Company’s consolidated financial statements for the year ended August 31, 2005 filed on Form 10-K with the SEC for a description of the Company’s stock incentive plans.
In December 2004, the FASB issued 123(R), requiring that the compensation cost relating to share-based compensation transactions be recognized at fair value in financial statements. The Company adopted 123(R) effective September 1, 2005 using the modified prospective method. As a result, compensation expense was recorded for the unvested portion of previously issued awards that were outstanding at September 1, 2005. The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the remaining vesting period of previously issued awards. (See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2005 for the assumptions used to estimate the fair value and the weighted average grant date fair value. The Company developed its volatility assumption based on historical data). The Company recognized pre-tax stock-based compensation expense of $2.6 million ($.01 per diluted share) and $7.0 million ($.04 per diluted share) as a component of selling, general and administrative expenses for the three and nine months ended May 31, 2006, respectively. The cumulative effect of adoption (primarily arising from the recognition of anticipated forfeitures) was not material. At May 31, 2006, the Company had $13.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 35 months.
Prior to the adoption of 123(R), the Company accounted for stock options and stock appreciation rights (SARs) granted to employees and directors using the intrinsic value-based method of accounting. If the Company had used the fair value-based method of accounting, net earnings and earnings per share for the three and nine months ended May 31, 2005 would have been adjusted to the pro forma amounts listed in the table below.

	Three Months Ended	Nine months Ended
	May 31,	May 31,
(in thousands, except share data)	2005	2005

Net earnings, as reported	$71,741	$202,041
Add: Stock-based compensation expense recognized	49	68
Less: Pro forma stock-based compensation cost	(538)	(1,787)

Net earnings — pro forma	$71,252	$200,322

Net earnings per share, as reported:
Basic	$0.60	$1.70
Diluted	$0.57	$1.63
Net earnings per share — pro forma:
Basic	$0.60	$1.69
Diluted	$0.57	$1.61

Combined information for shares subject to options and SARs for the nine months ended May 31, 2006 was as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

August 31, 2005
Outstanding	10,748,258	$5.82	$2.74 -13.58
Exercisable	7,959,758	4.54	2.74 -13.58
Granted	628,630	24.57	24.57 -24.71
Exercised	3,150,870	4.65	2.74 - 7.78
Forfeited	67,200	9.51	3.41 -12.31

May 31, 2006
Outstanding	8,158,818	7.68	2.75 - 24.71
Exercisable	6,519,688	5.34	2.75 - 13.58

Share information for options and SARs at May 31, 2006:

Outstanding					Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price

$2.75-3.99	2,706,928	2.6	$3.48	2,706,928	$3.48
$4.29-5.36	1,266,228	2.7	4.33	1,266,228	4.33
$7.53-7.78	2,528,042	4.8	7.77	2,528,042	7.77
$12.31-13.58	1,028,990	6.1	12.33	18,490	13.44
$24.57-24.71	628,630	7.0	24.57	0	—

$2.75-24.71	8,158,818	4.0	$7.68	6,519,688	$5.34

Of the Company’s previously granted restricted stock awards, 16,000 shares vested during the nine months ended May 31, 2006.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $18.6 million and $15.7 million at May 31, 2006 and August 31, 2005, respectively. Aggregate amortization expense for the three months ended May 31, 2006 and 2005 was $807 thousand and $331 thousand, respectively. Aggregate amortization expense for the nine months ended May 31, 2006 and 2005 was $2.0 million and $1.4 million, respectively.
Inventory Costs
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, which specifies that certain abnormal costs must be recognized as current period charges. The Company adopted this Statement, which is effective for inventory costs incurred after September 1, 2005, and it did not materially affect the Company’s results of operations or financial position as of and for the three and nine months ended May 31, 2006.
Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that an asset retirement obligation for which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the Company’s control must be recognized as a liability incurred or acquired if it can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 effective September 1, 2005 and its adoption did not materially impact the Company’s financial position as of May 31, 2006 or its results of operations for the three or nine months then ended.

NOTE C – ACQUISITIONS
During the nine months ended May 31, 2006, the Company acquired 3 businesses:
•	On March 6, 2006, the Company acquired 100% of the shares of Southmet Pty Ltd, a plate and long products processor in Adelaide, Australia. The acquisition is expected to strengthen the Company’s marketing position in southern Australia.

•	On March 1, 2006, the Company acquired substantially all of the operating assets of Brost Forming Supply, Inc., with facilities in Tucson and Phoenix, Arizona. Brost Forming Supply, Inc. specializes in concrete framework, tilt-up and concrete-related products. The acquisition is expected to strengthen the Company’s construction services presence in Arizona.

•	On November 14, 2005, the Company acquired substantially all of the operating assets of Hall-Hodges Company, a reinforcing steel fabricator in Norfolk, Virginia. The acquisition is expected to strengthen the Company’s presence and improve its opportunity to grow in the eastern Virginia area.
The total purchase price of $18.0 million ($11.0 million in cash, $.4 million in notes payable, and $6.6 million in liabilities assumed) for these acquisitions was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values. The following is a summary of the preliminary allocation of the total purchase price as of the date of the respective acquisitions presented in conformity with U.S. GAAP, subject to change following management’s final evaluation of the fair value:

(in thousands)

Accounts receivable	$4,255
Inventories	7,477
Other current assets	72
Property, plant and equipment	3,075
Intangible assets	1,427
Goodwill	1,710
Liabilities	(6,586)

$11,430

The intangible assets acquired include customer base and non-compete agreements, which will be amortized over 5 years and a backlog, which will be amortized over 12 months.
On June 7, 2006, the Company purchased substantially all of the operating assets of Yonack Iron & Metal Co. and related companies, which operate scrap and metal processing facilities in Dallas and Forney, Texas; Stroud, Oklahoma and Lonoke, Arkansas and a plastic scrap recycling facility in Grand Prairie, Texas. The acquisition is expected to strengthen the Company’s metal recycling presence in the Southwestern United States. The purchase price of $31.3 million ($31.2 million in cash, $.06 million in liabilities assumed) will be allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values. The following is a summary of the preliminary allocation of the purchase price as of the date of the acquisition presented in conformity with U.S. GAAP, subject to change following management’s final evaluation of the fair value:

(in thousands)

Inventories	$6,343
Other current assets	53
Property, plant and equipment	22,294
Intangible assets	2,600
Other long-term assets	36
Liabilities	(57)

$31,269

The pro forma impact of these acquisitions on consolidated net earnings would not have been materially different than reported net earnings.

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
At May 31, 2006 and August 31, 2005, accounts receivable of $384 million and $275 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at May 31, 2006 and August 31, 2005. The Company did not sell any undivided interests in the pool of receivables to the financial institution buyers during the three months ended May 31, 2006. The average monthly amount of undivided interests owned by the financial institution buyers was $1.1 million and $34.9 million for the nine months ended May 31, 2006 and 2005, respectively.
In addition to the securitization program described above, the Company’s international subsidiaries periodically sell accounts receivable without recourse. Uncollected accounts receivable that had been sold under these arrangements and removed from the condensed consolidated balance sheets were $73.5 million and $63.2 million at May 31, 2006 and August 31, 2005, respectively. The average monthly amounts of outstanding international accounts receivable sold were $60.6 million and $63.8 million for the nine months ended May 31, 2006 and 2005, respectively.
Discounts (losses) on domestic and international sales of accounts receivable were $787 thousand and $1.2 million for the three months ended May 31, 2006 and 2005, respectively. For the nine months ended May 31, 2006 and 2005, these discounts were $2.4 million and $3.0 million, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE E – INVENTORIES
Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $173.1 million and $111.4 million at May 31, 2006 and August 31, 2005, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company’s inventories are in finished goods, with minimal work in process. Approximately $61.4 million and $39.9 million were in raw materials at May 31, 2006 and August 31, 2005, respectively.
NOTE F – CREDIT ARRANGEMENTS
At May 31, 2006 and August 31, 2005, no borrowings were outstanding under the Company’s commercial paper program or the related revolving credit agreement. The Company was in compliance with all covenants at May 31, 2006.
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
Long-term debt was as follows:

	May 31,	August 31,
(in thousands)	2006	2005

6.80% notes due 2007	$50,000	$50,000
6.75% notes due 2009	100,000	100,000
CMCZ term note due 2009	36,765	39,773
5.625% notes due 2013	200,000	200,000
Other, including equipment notes	16,068	4,191

	402,833	393,964
Less current maturities	15,496	7,223

	$387,337	$386,741

Interest on CMCZ’s term note is accrued at the Warsaw Interbank Offered Rate (WIBOR) plus 1.1% and was fixed at 5.22% for the three months ended May 31, 2006. The term note has scheduled semi-annual payments beginning in September 2005 and is collateralized by CMCZ’s property, plant and equipment. On May 12, 2006, CMCZ entered into a revolving credit facility agreement with maximum borrowings of 100 million PLN ($32.7 million) and secured by CMCZ receivables. It has an expiration date of May 11, 2007 and interest is accrued at the WIBOR plus 0.55%. At May 31, 2006, 50.4 million PLN ($16.5 million) was outstanding under this facility. The term note and the revolving credit facility contain certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at May 31, 2006. There are no guarantees by the Company of CMCZ’s debt.
CMC – Poland, a wholly-owned subsidiary of CMC, owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMC – Poland issued equipment notes under a term agreement dated September 2005 with 40.0 million PLN ($13.1 million) outstanding at May 31, 2006. Installment payments under these notes are due from 2006 through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus an applicable margin. The weighted average rate as of May 31, 2006 was 4.25%. The notes are substantially secured by the shredder equipment.
Interest of $22.4 million and $23.7 million was paid in the nine months ended May 31, 2006 and 2005, respectively.
NOTE G – INCOME TAXES
The Company paid $149.4 million and $85.2 million in income taxes during the nine months ended May 31, 2006 and 2005, respectively.
Reconciliations of the United States statutory rates to the Company’s effective tax rates were as follows:

	Three Months Ended		Nine months Ended
	May 31,		May 31,
(in thousands, except share data)	2006	2005	2006	2005

Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	3.1	2.8	2.0	2.3
Extraterritorial Income Exclusion (ETI)	(0.3)	(0.2)	(0.2)	(0.3)
Foreign rate differential	(1.0)	2.1	(0.5)	(0.6)
Domestic production activity deduction	(1.0)	—	(0.7)	—
Other	0.5	0.3	0.3	0.5

Effective rate	36.3%	40.0%	35.9%	36.9%

The American Jobs Creation Act of 2004 (AJCA) would allow the Company a one-time opportunity to repatriate undistributed foreign earnings by August 31, 2006 at a 5.25% tax rate (without consideration of possible foreign withholding taxes) rather than the normal U.S. tax rate of 35%, provided that certain criteria, including qualified U.S. reinvestment, are met. Available tax credits related to the repatriation would be reduced under provisions of the AJCA. The Company continues to evaluate whether it will repatriate foreign earnings under this provision of the AJCA. Up to $20 million is being considered for possible repatriation. The Company estimates that the U.S. tax liability incurred on the possible repatriation could range up to $1.8 million for which the Company has recorded $3 million of deferred taxes. On May 18, 2006 the State of Texas passed a bill to replace the current franchise tax with a new margin tax to be effective January 1, 2008. The Company estimates the new margin tax will not have a significant impact on tax expense or deferred tax assets and liabilities.
NOTE H – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
On April 24, 2006, the Company declared a two-for-one stock split in the form of a 100% stock dividend on the Company’s common stock payable May 22, 2006 to shareholders of record on May 8, 2006. The stock dividend resulted in the issuance of 64,530,332 additional shares of common stock and a transfer of $0.6 million from additional paid-in capital at the record date. All per share and weighted average share amounts in the accompanying condensed consolidated financial statements have been restated to reflect the stock split. The Company also instituted a quarterly cash dividend of six cents per share on the increased number of shares resulting from the stock dividend effective with the July, 2006 dividend payment.
On January 26, 2006 the shareholders of the Company voted to increase the authorized shares of common stock from 100,000,000 to 200,000,000 shares. The shareholders also voted to change the par value of the Company’s common stock from $5.00 to $.01 per share. As a result, $322 million was transferred from common stock to additional paid-in capital.
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three or nine months ended May 31, 2006 or 2005. The reconciliation of the denominators of the earnings per share calculations is as follows:

	Three Months Ended		Nine months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Average shares outstanding for basic earnings per share	119,708,857	119,603,498	117,732,084	118,664,658
Effect of dilutive securities-stock based incentive/purchase plans	5,376,793	5,868,150	5,818,517	5,378,334

Average shares outstanding for diluted earnings per share	125,085,650	125,471,648	123,550,601	124,042,992

All of the Company’s outstanding stock options, restricted stock and Stock Appreciation Rights (SARs) with total share commitments of 8,943,368 and 10,214,404 at May 31, 2006 and 2005, were dilutive based on the average share price for the quarters then ended of $25.30 and $15.05, respectively. All stock options and SARs expire by 2013.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest as required by Financial Accounting Standards.
At May 31, 2006, the Company had authorization to purchase 1,811,000 of its common shares.
NOTE I – DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in an immaterial amount of ineffectiveness recorded in the statements of earnings; and additionally, there were no components excluded from the assessment of hedge effectiveness for the three or nine months ended May 31, 2006 and 2005. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following chart shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges:

	Three Months Ended		Nine months Ended
	May 31,		May 31,
	2006	2005	2006	2005
(in thousands)	Earnings (Expense)		Earnings (Expense)

Net sales (foreign currency instruments)	$(421)	$1,020	$(507)	$(242)
Cost of goods sold (commodity instruments)	3,958	997	4,007	(81)

The Company’s derivative instruments were recorded as follows on the condensed consolidated balance sheets:

	May 31,	August 31,
(in thousands)	2006	2005

Derivative assets (other current assets)	$8,880	$2,563
Derivative liabilities (other payables)	6,675	2,151
The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the nine months ended May 31, 2006 (in thousands):

Change in market value (net of taxes)	$(1,473)
(Gains) losses reclassified into net earnings, net	(74)

Other comprehensive loss — unrealized loss on derivatives	$(1,547)

During the twelve months following May 31, 2006, $114 thousand in losses related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $112 thousand in gains will be reclassified as interest expense related to an interest rate swap.
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
NOTE K – BUSINESS SEGMENTS
The Company has refined its method of overhead allocation. Prior year period overhead costs of $3.6 million and $10.1 million for the three and nine months ended May 31, 2005, respectively, were reclassified from the domestic mills to the domestic fabrication segment to ensure comparability with current year amounts reported.
The following is a summary of certain financial information by reportable segment:

	Three Months Ended May 31, 2006
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$311,815	$149,496	$459,496	$357,269	$743,356	$(133)	$—	$2,021,299
Intersegment sales	110,658	8,388	455	28,206	40,197	—	(187,904)	—

Net sales	422,473	157,884	459,951	385,475	783,553	(133)	(187,904)	$2,021,299

Adjusted operating profit (loss)	69,663	13,875	17,521	22,476	19,896	(8,589)	—	134,842

	Three Months Ended May 31, 2005
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$266,926	$105,501	$391,986	$217,589	$744,777	$(528)	$—	$1,726,251
Intersegment sales	77,071	4,476	243	21,299	26,460		(129,549)	—

Net sales	343,997	109,977	392,229	238,888	771,237	(528)	(129,549)	1,726,251

Adjusted operating profit (loss)	60,661	(9,811)	39,681	15,712	21,834	(3,541)	—	124,536

	Nine months Ended May 31, 2006
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$837,596	$363,158	$1,267,570	$816,369	$2,017,810	$3,981	$—	$5,306,484
Intersegment sales	320,826	14,642	1,060	77,518	92,485	—	(506,531)	—

Net sales	1,158,422	377,800	1,268,630	893,887	2,110,295	3,981	(506,531)	5,306,484

Adjusted operating profit (loss)	205,350	14,823	74,212	54,902	55,885	(22,542)	—	382,630

Goodwill – May 31, 2006	306	—	27,006	3,230	1,765	—	—	32,307
Total Assets – May 31, 2006	507,946	305,531	669,142	261,291	759,131	143,090	—	2,646,131

	Nine months Ended May 31, 2005
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$729,460	$330,737	$1,049,188	$622,727	$2,117,684	$2,840	$—	$4,852,636
Intersegment sales	214,134	9,998	567	61,141	83,152	—	(368,992)	—

Net sales	943,594	340,735	1,049,755	683,868	2,200,836	2,840	(368,992)	4,852,636

Adjusted operating profit (loss)	153,850	(2,038)	82,387	55,560	68,418	(13,809)	—	344,368

Goodwill – May 31, 2005	306	—	27,006	3,230	—	—	—	30,542
Total Assets – May 31, 2005	453,938	253,143	590,304	144,562	727,012	69,369	—	2,238,328

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Three Months Ended		Nine months Ended
	May 31,		May 31,
(in thousands)	2006	2005	2006	2005

Net earnings	$77,960	$71,741	$227,687	$202,041
Minority interests	3,070	(2,354)	2,737	(1,406)
Income taxes	46,085	46,345	129,030	117,329
Interest expense	6,940	7,608	20,816	23,426
Discounts on sales of accounts receivable	787	1,196	2,360	2,978

Adjusted operating profit	$134,842	$124,536	$382,630	$344,368

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended		Nine months Ended
	May 31,		May 31,
(in thousands)	2006	2005	2006	2005

Major product information:
Steel products	$1,197,672	$1,077,411	$3,158,055	$3,124,467
Ferrous scrap	112,647	78,701	275,671	265,151
Nonferrous scrap	242,405	138,137	535,623	352,650
Nonferrous products	166,536	135,641	387,067	356,656
Industrial materials	187,041	240,527	632,078	589,288
Construction materials	101,702	51,239	279,867	139,272
Other	13,296	4,595	38,123	25,152

Net sales	$2,021,299	$1,726,251	$5,306,484	$4,852,636

	Three Months Ended		Nine months Ended
	May 31,		May 31,
(in thousands)	2006	2005	2006	2005

Geographic area:
United States	$1,330,527	$1,040,687	$3,431,906	$2,906,949
Europe	329,849	277,607	799,455	861,025
Asia	181,815	235,228	566,037	638,202
Australia/New Zealand	109,900	122,386	327,057	299,939
Other	69,208	50,343	182,029	146,521

Net sales	$2,021,299	$1,726,251	$5,306,484	$4,852,636

Net sales for Europe and the United States for the nine months ended May 31, 2005 have been changed to properly reflect the net sales in those geographic areas.
NOTE L — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has an agreement for steel purchases with a key supplier of which the Company owns an 11% interest. The total amounts of purchases from this supplier were $195.4 million and $188.8 million for the nine months ended May 31, 2006 and 2005, respectively.

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
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine months Ended
	May 31,		%	May 31,		%
(in millions)	2006	2005	Change	2006	2005	Change

Net sales	$2,021.3	$1,726.3	17	$5,306.5	$4,852.6	9
Net earnings	78.0	71.7	9	227.7	202.0	13
EBITDA	152.8	144.6	6	439.0	399.5	10
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

	Three Months Ended			Nine months Ended
	May 31,		%	May 31,		%
(in millions)	2006	2005	Change	2006	2005	Change

Net earnings	$78.0	$71.7	9	$227.7	$202.0	13
Interest expense	6.9	7.6	(9)	20.8	23.4	(11)
Income taxes	46.1	46.3	—	129.0	117.3	10
Depreciation and amortization	21.8	19.0	15	61.5	56.8	8

EBITDA	$152.8	$144.6	6	$439.0	$399.5	10

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
Overview Reported net earnings of $78.0 million or $0.62 per diluted share for the third quarter ended May 31, 2006, ranks it as the strongest third quarter ever reported for the Company. The following financial events were significant during our 2006 third quarter compared to last year’s third quarter:
•	This year’s third quarter included after-tax LIFO expense of $28.6 million or $0.23 per diluted share, the largest quarterly charge in the Company’s history. The prior year’s third quarter had after-tax LIFO income of $1.5 million, a difference of $30.1 million to this year’s third quarter.

•	Net sales increased 17%, led by Recycling (61%), CMCZ (44%), and Domestic Mills (23%).

•	Tons shipped increased at the steel minimills (14%), Domestic Fabrication (26%) and Recycling (12%).

•	Non-ferrous metal prices hit all-time highs before undergoing some correction.

•	Metal spreads improved 8% at domestic steel mills and 7% at CMCZ.

•	CMCZ had an adjusted operating profit on a 100% owned basis of $13.9 million as compared to an adjusted operating loss of $9.8 million last year.

•	Domestic Fabrication’s adjusted operating profit decreased to $17.5 million as compared to last year’s profit of $39.7 million, caused mainly by $14.7 million pre-tax LIFO expense.

•	The Marketing and Distribution segment’s adjusted operating profit of $19.9 million was 9% below last year’s very strong third quarter on 2% higher net sales. Aluminum, copper, stainless steel semis and industrial products had tighter margins.

•	During the quarter, we started the new continuous caster at CMC Steel Texas and the new shredder at CMCZ. Both are major capital projects.

•	Effective September 1, 2005, we recognized pre-tax compensation expense of $2.6 million and $7.0 million for the three and nine months ended May 31, 2006, respectively, as a result of our adoption of Statement of Financial Accounting Standards No. 123(R). See Note B – Accounting Policies, to the condensed consolidated financial statements.
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
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes, minority interests and financing costs. The following tables show our net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended			Nine months Ended
	May 31,		%	May 31,		%
(in millions)	2006	2005	Change	2006	2005	Change

NET SALES:
Domestic mills	$422,473	$343,997	23	$1,158,422	$943,594	23
CMCZ*	157,884	109,977	44	377,800	340,735	11
Domestic fabrication	459,951	392,229	17	1,268,630	1,049,755	21
Recycling	385,475	238,888	61	893,887	683,868	31
Marketing and distribution	783,553	771,237	2	2,110,295	2,200,836	(4)
Corporate and eliminations	(188,037)	(130,077)	(45)	(502,550)	(366,152)	(37)

	$2,021,299	$1,726,251	17	$5,306,484	$4,852,636	9

*	Before minority interests

	Three Months Ended			Nine months Ended
	May 31,		%	May 31,		%
(in millions)	2006	2005	Change	2006	2005	Change

ADJUSTED OPERATING PROFIT (LOSS):
Domestic mills	$69,663	$60,661	15	$205,350	$153,850	33
CMCZ*	13,875	(9,811)	241	14,823	(2,038)	827
Domestic fabrication	17,521	39,681	(56)	74,212	82,387	(10)
Recycling	22,476	15,712	43	54,902	55,560	1
Marketing and distribution	19,896	21,834	(9)	55,885	68,418	(18)
Corporate and eliminations	(8,589)	(3,541)	(143)	(22,542)	(13,809)	(63)

*	Before minority interests
LIFO Impact on Adjusted Operating Profit — LIFO is an inventory costing assumption that assumes the most recent inventory purchases or goods manufactured are sold first. This results in current sales prices offset against current inventory costs. In periods of rising prices it has the effect of eliminating inflationary profits from net income. In periods of declining prices it has the effect of eliminating deflationary losses from net income. In either case the goal is to reflect economic profit. The table below reflects LIFO income or (expense) representing decreases or (increases) in the LIFO inventory reserve. CMCZ is not included in this table as it uses FIFO valuation exclusively for its inventory:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Domestic mills	$(14,753)	$7,962	$(25,111)	$(20,103)
Domestic fabrication	(14,674)	149	(18,885)	(9,053)
Recycling	(10,067)	(1,845)	(14,644)	(3,010)
Marketing and distribution	(4,569)	(3,999)	(3,051)	(3,762)

Consolidated increase (decrease) to adjusted profit before tax	(44,063)	2,267	(61,691)	(35,928)

Domestic Mills We include our four domestic steel and our copper tube minimills in our domestic mills segment. Adjusted operating profit was higher due to higher selling prices, higher tons shipped and relatively stable scrap prices. Increases in steel metal margins (our average selling price less our average cost of scrap used in production) of 8% and 9% for the three and nine months ended May 31, 2006, respectively, more than offset an increase of 19% in energy costs.
Selling prices for our domestic steel minimills increased for the three and nine months ended May 31, 2006 as compared to 2005 due to strong domestic demand for steel including public works and commercial construction. Our average total mill selling price for the third quarter was $39 per ton above last year’s level. By product line, the price premium of merchant bar over reinforcing bar remained unchanged at $81 per ton.

The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended		Increase		Nine months Ended		Increase
	May 31,		(Decrease)		May 31,		(Decrease)
	2006	2005	$	%	2006	2005	$	%

Average mill selling price (finished goods)	$530	$490	$40	8	$519	$493	$26	5
Average mill selling price (total sales)	515	476	39	8	502	478	24	5
Average ferrous scrap production cost	217	200	17	9	209	208	1	0
Average metal margin	298	276	22	8	293	270	23	9
Average ferrous scrap purchase price	194	175	19	11	188	182	6	3
Our mills’ shipments increased for the three and nine months ended May 31, 2006 as compared to 2005 due to increased orders from distributor and end-user customers with strong demand and lower inventories. The table below reflects our domestic steel minimills’ operating statistics (short tons in thousands):

	Three Months Ended		Increase		Nine months Ended		Increase
	May 31,		(Decrease)		May 31,		(Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%

Tons melted	557	587	(30)	(5)	1,707	1,671	36	2
Tons rolled	572	544	28	5	1,627	1,562	65	4
Tons shipped	640	607	33	5	1,867	1,659	208	13
Three of our domestic steel minimills were more profitable for the three and nine months ended May 31, 2006 as compared to 2005; CMC Steel Arkansas recorded a loss before tax and a 39% reduction of profit before tax, respectively, primarily due to LIFO expense and higher material cost. Selling prices at all domestic steel mills were higher for the same periods in 2006. Tons shipped were higher for all domestic steel minimills for the three and nine months ended May 31, 2006 as compared to 2005, except for CMC Steel Texas where tons shipped were down slightly due to the successful start up of the new continuous caster during the third quarter of 2006. The commissioning of the caster will continue over the next several months. During the three and nine months ended May 31, 2005, the domestic steel mills reported gains of $4.5 million and $8.5 million from business interruption insurance recovery.
Overall our domestic steel mills had pretax LIFO expense of $10.9 million during the three months and $18.1 million for the nine months ended May 31, 2006 as compared to $6.3 million LIFO income and $19.7 million LIFO expense for the three and nine months ended May 31, 2005, respectively. Our total utility costs increased by $3.6 million (19%) and $20.0 million (38%) for the three and nine months ended May 31, 2006, respectively, as compared to 2005. Year-over-year costs for ferroalloys and graphite electrodes were mixed, while transportation rates rose significantly.

     The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended		Increase		Nine months Ended		Increase
	May 31,		(Decrease)		May 31,		(Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%
Pounds shipped (in millions)	20.3	18.0	2.3	13	52.2	50.1	2.1	4
Pounds produced (in millions)	16.9	14.5	2.4	17	49.5	46.8	2.7	6
Average selling price	$3.32	$1.93	$1.39	72	$2.90	$1.88	$1.02	54
Average copper scrap production cost	$2.11	$1.37	$.74	54	$1.81	$1.26	$.55	44
Average metal margin	$1.21	$0.56	$.65	116	$1.09	$0.62	$.47	76
Average copper scrap purchase price	$2.47	$1.42	$1.05	74	$2.06	$1.34	$.72	54
Our copper tube minimill’s adjusted operating profit was $8.4 million and $18.7 million for the three and nine months ended May 31, 2006, respectively, as compared to $1.7 million and $4.9 million, respectively, in 2005. Better market conditions in the industry, particularly stronger commercial demand, resulted in an increased average selling price for the third quarter of $3.32 per pound and metal spreads widened to $1.21 per pound, up from 56 cents, more than offsetting the pronounced rise in the cost of scrap. Pounds shipped were up 13% and 4% for the three and nine months ended May 31, 2006, respectively, as compared to 2005; however, sales revenue increased 94% and 60% for the same periods in 2006 as compared to 2005 caused mainly by selling price increases. Our copper tube mill recorded $3.9 million and $7.1 million LIFO expense for the three and nine months ended May 31, 2006 as compared to $1.7 million LIFO income and $0.4 million LIFO expense in 2005, respectively.
CMCZ Operating levels and shipments were up significantly from those of third quarter and year-to-date of fiscal 2005, including higher exports, while prices and margins improved markedly. The end result is that CMCZ went from an adjusted operating loss in the third quarter of 2005, a period of inventory overhang, to an operating profit in 2006. CMCZ reported an adjusted operating profit of $13.9 million and an adjusted operating profit of $14.8 million for the three and nine months ended May 31, 2006 as compared to adjusted operating losses of $9.8 million and $2.0 million in 2005, respectively. The change in foreign currency exchange rates had nominal impact on the reported sales for the aforementioned periods in 2006. During May, 2006 we began the operation of the new mega-shredder; commissioning will continue throughout the fourth quarter with expected benefits of higher melt yields and lower furnace operating costs beginning in fiscal 2007. The following table reflects CMCZ’s operating statistics and average prices per short ton:

	Three Months Ended				Increase		Nine months Ended				Increase
	May 31,				(Decrease)		May 31,				(Decrease)
	2006		2005		Amount	%	2006		2005		Amount	%
Tons melted (thousands)	375		219		156	71	945		750		195	26
Tons rolled (thousands)	300		198		102	52	798		606		192	32
Tons shipped (thousands)	330		244		86	35	872		704		168	24
Average mill selling price (total sales)	1,393	PLN	1,313	PLN	80	6	1,317	PLN	1,502	PLN	(185)	(12)
Average ferrous scrap production cost	753	PLN	717	PLN	36	5	710	PLN	877	PLN	(167)	(19)
Average metal margin	640	PLN	596	PLN	44	7	607	PLN	625	PLN	(18)	(3)
Average ferrous scrap purchase price	635	PLN	551	PLN	84	15	599	PLN	713	PLN	(114)	(16)
Average mill selling price (total sales)	$445		$417		$28	7	$412		$458		$(46)	(10)
Average ferrous scrap production cost	$241		$228		$13	6	$222		$267		$(45)	(17)
Average metal margin	$204		$189		$15	8	$190		$191		$(1)	(1)
Average ferrous scrap purchase price	$201		$182		$19	10	$185		$214		$(29)	(14)
Domestic Fabrication Our domestic fabrication plants’ shipments and average selling prices per ton were as follows:

	Three Months Ended		Increase		Nine months Ended		Increase
	May 31,		(Decrease)		May 31,		(Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%
Tons shipped (in thousands)	436	347	89	26	1,162	971	191	20
Average selling price*	$864	$864	$0	0	$859	$845	$14	2

*	excluding stock and buyout sales
Net sales for the third quarter of 2006 were up 17% over 2005, but reported adjusted operating profit fell to $17.5 million, a substantial decrease compared to last year’s $39.7 million profit; the largest single item was a $14.7 million pre-tax LIFO expense whereas last year’s LIFO impact was negligible. Other costs included higher incentive compensation accruals, administrative expense at new locations, and a larger elimination of profit on intercompany sales awaiting delivery to third parties. Total shipments increased 26% and 20% for the three and nine months ended May 31, 2006, respectively, as compared to last year. Material costs were higher than last year, putting some pressure on margins. The composite fab selling price essentially was unchanged versus the prior year. Construction activity was strong in all sectors, led by public and institutional building and highway construction.

Recycling The following table reflects our recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended		Increase		Nine months Ended		Increase
	May 31,		(Decrease)		May 31,		(Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%
Ferrous sales price	$210	$184	$26	14	$199	$200	$(1)	(1)
Nonferrous sales price	$2,705	$1,698	$1,007	59	$2,250	$1,609	$641	40
Ferrous tons shipped	577	491	86	18	1,535	1,424	111	8
Nonferrous tons shipped	85	76	9	12	229	215	14	7
Total volume processed and shipped*	976	869	107	12	2,677	2,519	158	6

*	Includes our processing plants affiliated with our domestic steel mills.
The Recycling segment achieved a record third quarter with net sales up 61% compared to one year ago and up 31% year-to-date. The third quarter of 2006 was marked by historically high nonferrous price levels. The adjusted operating profit of $22.5 million was up 43% from last year’s third quarter. LIFO expense was $10.1 million and $14.6 million for the three and nine months ended May 31, 2006, respectively, as compared to $1.8 million and $3.0 million last year. The ferrous scrap market was still strong, less volatile and prices were higher than the third quarter last year. Versus last year, the average ferrous scrap sales price increased 14% for the quarter and decreased 1% year-to-date. The average nonferrous scrap sales price for the third quarter jumped nearly 60% compared with a year ago. The total volume of scrap processed increased 12% over last year’s third quarter and 6% year-to-date. Inventory turnover across the board remained extremely rapid.
On June 7, 2006, the Company completed the previously announced purchase of substantially all of the operating assets of Yonack Iron & Metal and affiliates, which operates scrap and metal processing facilities in Texas, Oklahoma and Arkansas.
Marketing and Distribution Adjusted operating profit for the Marketing and Distribution segment was 9% below last year’s very strong third quarter on 2% higher net sales. For the nine months ended May 31, 2006, adjusted operating profit and sales were down 18% and 4%, respectively, compared to last year. Steel tonnage for the third quarter was up in most of our markets, especially sales into the U.S., although sales dollars were mixed in the various markets. Gross margins overall increased, resulting in increased profitability for this large product line. Conversely, aluminum, copper and stainless semis were characterized by lower volume, tighter margins and higher transaction costs. Sales and margins for industrial materials and products were off the peaks of last year, despite higher volume, reflecting generally lower sales prices. Our value-added downstream and processing business continued to perform well, although not as profitable as recent quarters.
Corporate and Eliminations Our corporate expenses for the three and nine months ended May 31, 2006 were higher than last year due to higher salaries, the recording of share-based compensation and professional consulting services for human resources and information services. Elimination of profit on intercompany sales was also greater for the same periods.
CONSOLIDATED DATA
Our overall selling, general and administrative expenses increased $24.3 million (23%) and $26.2 million (8%) for the three and nine months ended May 31, 2006 as compared to 2005, respectively, because of increases in salary compensation, bonus accruals, stock-based compensation and professional consulting services.
Interest expense for the nine months ended May 31, 2006 was $2.6 million (11%) less than 2005 due primarily to lower short- and long-term borrowings outstanding.
Our overall effective tax rate for the nine months ended May 31, 2006 decreased to 35.9% as compared to 36.9% in 2005. The tax rate for the third quarter 2006 was 36.3% versus 40.0% for 2005. The lower tax rates are primarily caused by the domestic production activity deduction and the foreign tax rate differential where tax rates are lower in some foreign countries.

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
OUTLOOK
Generally robust global economic conditions prevail. Some moderation of economic growth is expected, and in the case of China, welcomed, but our key end-use markets remain strong. The global steel market is firm for virtually all products, reflecting strong demand and low inventories around the world. Manufacturing activity continues to expand. While residential construction in the U.S. has pulled back from its peak, worldwide non-residential construction is expected to strengthen further. More specifically, construction materials generally are in strong demand. Our domestic steel mill markets, if anything, are showing further strengthening. While imports of carbon steel bar products recently have increased sharply into the U.S., strong demand appears to be absorbing the supply. Our mill shipments in the U.S. and Poland will remain strong during the fourth quarter, and realized steel prices should move yet higher. Steel scrap prices are at a 12-month high, both domestically and internationally, and are up again in June. The outlook for nonferrous markets remains favorable, although varying price corrections from the record highs occurred recently. Demand for downstream products and services remains vibrant, but we will experience some short-term margin squeeze because of the recent rise in mill prices.
Accordingly, net income from our domestic steel mills should remain strong during the fourth quarter, and the copper tube business should be stable at the improved earnings level. Results at CMCZ are expected to improve further. Our anticipation is that fabrication profits will improve as long as finished goods prices rise at rates that new contracts can absorb. Our Recycling segment will again post strong results buoyed by relatively firm markets with tonnage augmented by the Yonack acquisition. We expect the Marketing and Distribution segment to have another satisfactory quarter driven by relatively firm volume and margins in various steel markets, improved results in nonferrous semis, and steady performance for industrial materials at a high pace.
Overall, we believe product demand volume and prices will remain strong. We anticipate fourth quarter LIFO diluted net earnings per share between $0.70 and $0.80.

LIQUIDITY AND CAPITAL RESOURCES
See Note F — Credit Arrangements, to the condensed consolidated financial statements.
Our sources, facilities and availability of liquidity and capital resources as of May 31, 2006 (dollars in thousands):

	Total
Source	Facility	Availability

Net cash flows from operating activities	$96,748	N/A
Commercial paper program *	400,000	$372,925
Domestic accounts receivable securitization	130,000	130,000
International accounts receivable sales facilities	90,263	16,813
Bank credit facilities — uncommitted	987,953	511,679
Notes due from 2007 to 2013	350,000	**
Trade financing arrangements	—	As required
CMCZ revolving credit facility	32,680	16,216
CMCZ term note due March 2009	36,765	—
CMCZ & CMC Poland equipment notes	13,744	—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $27.1 million of stand-by letters of credit issued as of May 31, 2006.

**	With our investment grade credit ratings and current industry conditions we believe we have access to cost-effective public markets for potential refinancing or the issuance of additional long-term debt.
Certain of our financing agreements, both domestically and at CMCZ, include various covenants, of which we were in compliance at May 31, 2006. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
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
Significant fluctuations in working capital:
-	Accounts receivable — slower turnover in domestic fabrication, recycling, and CMCZ, in addition to significant sales growth in domestic mills and recycling segments

-	Inventories — higher in-transit inventory and increased carrying prices

-	Accounts payable – documentary letters of credit – less documentary letters of credit used for purchases and more standard trade terms used

-	Income taxes payable – payment of taxes with return filed in third quarter
We expect our total capital spending for fiscal 2006 to be $150 million, including the completion in the third quarter of our shredder in Poland and our continuous caster project at our Texas melt shop. This is down some $28 million from our original budget due to cancellation of some projects, the largest of which was $10 million for the purchase of 100 rail cars. We invested $93 million in property, plant and equipment during the first nine months of fiscal 2006. We continuously assess our capital spending and reevaluate our requirements based upon current and expected results.

We did not purchase any of our common shares for our treasury during the nine months ended May 31, 2006. During the nine months ended May 31, 2006, we issued additional long-term debt for our shredder operation in Poland. Our contractual obligations for the next twelve months of $1.8 billion are typically expenditures with normal revenue processing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of May 31, 2006:

	Payments Due By Period*
		Less than			More than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$402,833	$15,496	$181,585	$5,699	$200,053
Notes payable — CMCZ	16,463	16,463	—	—	—
Interest(2)	111,558	23,541	37,204	22,673	28,140
Operating leases(3)	87,357	22,349	33,905	18,332	12,771
Purchase obligations(4)	1,161,664	900,123	171,133	69,159	21,249

Total contractual cash obligations	$1,779,875	$977,972	$423,827	$115,863	$262,213

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the May 31, 2006 condensed consolidated balance sheet. See Note F, Credit Arrangements, to the condensed consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of May 31, 2006.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real estate leases in effect as of May 31, 2006.

(4)	About 92% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2006, we had committed $31.1 million under these arrangements. All of the commitments expire within one year.
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, currency valuation, interest rates, energy expense, production rates, inventory levels, and general market conditions. These forward-looking statements generally can be identified by phrases such as we “expect,” “anticipate” “believe,” “ought,” “should,” “likely,” “appear,”, “project,” “forecast,” or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
•	interest rate changes,

•	construction activity,

•	metals pricing over which we exert little influence,

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing,

•	court decisions,

•	industry consolidation or changes in production capacity or utilization,

•	global factors including political and military uncertainties,

•	credit availability,

•	currency fluctuations,

•	energy prices,

•	decisions by governments impacting the level of steel imports,

•	the pace of overall economic activity, particularly China, and

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required hereunder for the Company is consistent with the information set forth in Item 7a. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005, filed with the Securities and Exchange Commission and is, therefore, not presented herein.
Also, see Note I — Derivatives and Risk Management, to the condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective.
No change to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005, filed November 9, 2005, with the Securities and Exchange Commission. SMI-Owen Steel Company, a subsidiary of the Company, filed suit (C.A. No G-00-149 United States District Court Southern District of Texas) in March, 2000, against defendants including J&H Marsh McLennan (now known as Marsh USA, Inc.) seeking the recovery of certain damages related to claims, including insurance coverage and broker’s acts, errors and omissions , arising from work performed on a large hotel and casino construction project. Following a jury trial and verdict, on June 20, 2006, the Court entered final judgment in favor of SMI-Owen Steel Company in the amount of $7,839,000 against Marsh USA, Inc. Marsh USA, Inc. has filed post trial motions for a stay of execution of the final judgment, seeking judgment in its favor as a matter of law, seeking to have the Court alter or amend the judgment and seeking a new trial. The Company intends to vigorously oppose these post trial motions.
     ITEM 1A. RISK FACTORS
          Not Applicable
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			As Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
As of March 1, 2006				1,811,000 (1)
March 1 – March 31, 2006	30,066 (2)	$23.07
April 1 – April 30, 2006	0	$0.00
May 1 – May 31, 2006	106 (2)	$29.13
As of May 31, 2006	30,172 (2)	$23.09		1,811,000 (1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced May 24, 2005, as adjusted for May, 2006 two-for-one stock split.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not Applicable
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable.
     ITEM 5. OTHER INFORMATION
          Not Applicable.
     ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K.

10(i)	Amendment to Restated Receivables Purchase and Agreement dated as of April 14, 2006.

31.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Stanley A. Rabin, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMERCIAL METALS COMPANY

/s/ William B. Larson

July 7, 2006	William B. Larson
Vice President & Chief Financial Officer

/s/ Leon K. Rusch

July 7, 2006	Leon K. Rusch
Controller