Form 10-K
period 2006-08-31
COMMERCIAL METALS CO
filed 2006-11-08
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-4304

Commercial Metals Company
(Exact name of registrant as specified in its charter)

Delaware	75-0725338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 MacArthur Blvd, Irving, TX (Address of principal executive offices)	75039 (Zip Code)

Registrant’s telephone number, including area code:
(214) 689-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange
Rights to Purchase Series A Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 under the Exchange Act.

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐     No ☑

The aggregate market value of the common stock on November 3, 2006, held by non-affiliates of the registrant, based on the closing price of $26.81 per share on November 3, 2006 on the New York Stock Exchange, was approximately $3,032,000,000. (For purposes of determination of this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of common stock as of November 3, 2006, was 118,244,823

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated by reference into the listed Part of Form 10-K:

Registrant’s definitive proxy statement for the annual meeting of stockholders to be held January 25, 2007 — Part III

COMMERCIAL METALS COMPANY

PART I
Item 1:	Business
Item 1A:	Risk Factors
Item 1B:	Unresolved Staff Comments
Item 2:	Properties
Item 3:	Legal Proceedings
Item 4:	Submission of Matters to a Vote of Security Holders
PART II
Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6:	Selected Financial Data
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk
Item 8:	Financial Statements and Supplementary Data
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A:	Controls and Procedures
Item 9B:	Other Information
PART III
Item 10:	Directors and Executive Officers of the Registrant
Item 11:	Executive Compensation
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13:	Certain Relationships and Related Transactions
Item 14:	Principal Accountant Fees and Services
PART IV
Item 15:	Exhibits, Financial Statement Schedules
Signatures
Index to Exhibits
Statement re Computation of Earnings to Fixed Charges
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification of President and CEO Pursuant to Section 302
Certification of VP and CFO Pursuant to Section 302
Certification of President and CEO Pursuant to Section 906
Certification of VP and CFO Pursuant to Section 906

PART I
ITEM 1. BUSINESS
GENERAL
     We manufacture, recycle, market and distribute steel and metal products and related materials and services through a network of locations located throughout the United States and internationally. We consider our business to be organized into five segments: domestic mills, CMCZ (our Polish mill CMC Zawiercie S.A. and related operations), domestic fabrication, recycling and marketing and distribution.
     We were incorporated in 1946 in the State of Delaware. Our predecessor company, a metals recycling business, has existed since approximately 1915. We maintain our executive offices at 6565 MacArthur Boulevard in Irving, Texas, telephone number (214) 689-4300. Our fiscal year ends August 31 and all references in this Form 10-K to years refer to the fiscal year ended August 31 of that year unless otherwise noted. Financial information for the last three fiscal years concerning our five business segments and the geographic areas of our operations is incorporated herein by reference from “Note 14 Business Segments” of the notes to consolidated financial statements which are in Part II, Item 8 of this Form 10-K.
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
DOMESTIC MILLS SEGMENT
     We conduct our domestic mills operations through a network of:
—	4 steel mills, commonly referred to as “minimills”, that produce reinforcing bar, angles, flats, rounds, small beams, fence-post sections and other shapes;

—	scrap metal processing facilities that directly support these minimills; and

—	a copper tube minimill.
     Minimills. We operate four steel minimills which are located in Texas, Alabama, South Carolina and Arkansas. We utilize a fleet of trucks that we own and private haulers to transport finished products from the minimills to our customers and our fabricating shops. To minimize the cost of our products, we try to operate all four minimills at full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at domestic competitors, customer inventory levels or a decrease in construction activity may reduce demand for our products and limit our ability to operate the minimills at full capacity. Through our operations and capital improvements, we strive to increase productivity and capacity at the minimills and enhance our product mix. Since the steel minimill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years we have spent approximately $128 million or 32% of our total capital expenditures on projects at our domestic steel minimills.
     The following table compares the amount of steel (in tons) melted, rolled and shipped by our four steel minimills in the past three fiscal years:

	2004	2005	2006
Tons Melted	2,265,000	2,173,000	2,324,000
Tons Rolled	2,195,000	2,024,000	2,198,000
Tons Shipped	2,401,000	2,266,000	2,492,000

     We acquired our largest steel minimill in 1963. It is located in Seguin, Texas, near San Antonio. In 1983, we acquired our minimill in Birmingham, Alabama. As part of the acquisition of Owen Steel Company, Inc. and its affiliates in 1995, we acquired our minimill in Cayce, South Carolina. We have operated our smallest mill since 1987, and it is located near Magnolia, Arkansas.
     The Texas, Alabama and South Carolina minimills each consist of:
—	melt shop with electric arc furnace that melts ferrous scrap metal;

—	continuous casting equipment that shape the molten metal into billets;

—	reheating furnace that prepares billets for rolling;

—	rolling mill that forms products from heated billets;

—	mechanical cooling bed that receives hot product from the rolling mill;

—	finishing facilities that cut, straighten, bundle and prepare products for shipping; and

—	supporting facilities such as maintenance, warehouse and office areas.
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
     Our Texas minimill manufactures a full line of bar size products including reinforcing bar, angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. Our Texas minimill sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. The Texas minimill primarily ships its products to customers located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico. It also ships products to approximately 22 other states and to Mexico. Our Texas minimill melted 905,000 tons during 2006 compared to 870,000 tons during 2005, and rolled 806,000 tons, an increase of 44,000 tons from 2005.
     The Alabama minimill recorded 2006 melt shop production of 693,000 tons, an increase of 66,000 tons from 2005. The Alabama minimill rolled 522,000 tons, an increase of 49,000 tons from 2005. Our Alabama minimill primarily manufactures products that are larger in size as compared to products manufactured by our other three minimills. Such larger size products include mid-size structural steel products including angles, channels, wide flange beams of up to eight inches and special bar quality rounds and flats. Our Alabama minimill sells primarily to service centers, as well as to the construction, manufacturing, and fabricating industries. The Alabama minimill primarily ships its products to customers located in Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.
     Our South Carolina minimill manufactures a full line of bar size products which primarily include steel reinforcing bar. The minimill also manufactures angles, rounds, squares, fence post sections and flats. The South Carolina minimill ships its products to customers located in the Southeast and mid-Atlantic areas which include the states from Florida through southern New England. During 2006, the South Carolina minimill melted 725,000 tons and rolled 724,000 tons compared to 674,000 tons melted and 655,000 tons rolled during 2005.
     The primary raw material for our Texas, Alabama and South Carolina minimills is ferrous scrap metal. We purchase the raw material from suppliers generally within a 300 mile radius of each minimill. Ten scrap metals recycling plants located in Texas, South Carolina and Georgia are operated by our steel group due to the predominance of ferrous scrap metal sales to the nearby steel group operated minimills. Two of the segment’s ten recycling plants operate automobile shredders. The eight smaller facilities assist the two larger locations with shredders and our nearby minimills with the acquisition of ferrous scrap metal. These metal recycling plants processed and shipped 1,218,000 tons of scrap metals, primarily ferrous, during 2006. We believe the supply of ferrous scrap metal is adequate to meet our future needs, but it has historically been subject to significant price fluctuations which have occurred more rapidly during the last three years. All three minimills also consume large amounts of electricity and natural gas. Although we have not had any significant curtailments and believe that supplies are adequate, the price we pay for both electricity and natural gas has increased substantially during recent years. Regional and national energy supply, demand and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.
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
     CMC Howell. Our subsidiary, CMC Howell Metal,, operates a copper tube minimill in New Market, Virginia. The minimill manufactures copper tube, primarily water tubing, for the plumbing, air conditioning and refrigeration industries. Both high quality copper scrap and occasionally virgin copper ingot are melted, cast, extruded and drawn into tubing. The minimill supplies tubing in straight lengths and coils for use in commercial, industrial and residential construction and by original equipment manufacturers. Our customers, largely equipment manufacturers, wholesale plumbing supply firms and large home improvement retailers, are located primarily east of the Mississippi River and supplied directly from the minimill or three warehouses located along the east coast. The demand for copper tube depends on the level of new apartment, hotel/motel and residential construction and renovation. Copper scrap is readily available, but subject to rapid price fluctuations. The price or supply of virgin copper causes the price of copper scrap to fluctuate rapidly. Our recycling segment supplies a small portion of the copper scrap. CMC Howell’s facilities include melting, casting, piercing, extruding, drawing, finishing and office facilities. During 2006, the facility produced approximately 63 million pounds of copper tube. CMC Howell has annual manufacturing capacity of approximately 80 million pounds.
     No single customer purchases 10% or more of our domestic mills segment’s production. Due to the nature of certain stock products we sell in the domestic mills segment, we do not have a long lead time between receipt of a purchase order and delivery. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of our operations. Backlog for our four domestic steel mills at August 31, 2006 was approximately $329.1 million as compared to $169.8 million at August 31, 2005.
CMCZ SEGMENT
     In December 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), of Zawiercie, Poland for 200 million Polish Zlotys (PLN), $51.9 million on the acquisition date. In connection with the acquisition, we also assumed debt of 176 million PLN ($45.7 million). Since the initial acquisition we have acquired approximately 1.5% of the shares outstanding. The Polish State Treasury owns approximately 26.4% of the remaining outstanding shares. CMCZ is a steel minimill with equipment similar to our domestic steel minimills but also includes a second rolling mill which produces wire rod. CMCZ owns a majority interest in several smaller metals related operations, including two scrap metals processing facilities that directly support CMCZ. CMCZ has annual melting capacity of approximately 1,400,000 tons with annual rolling capacity of approximately 1,100,000 tons. During 2006, the facility melted 1,283,000 tons, rolled 1,121,000 tons and shipped 1,250,000 tons of steel. Principal products manufactured include rebar and wire rod as well as smaller quantities of merchant bar. With this acquisition, we have become a significant manufacturer of rebar and wire rod in Central Europe. We presented CMCZ, its subsidiaries and related operations as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are not similar to that of our domestic minimills.
     CMCZ sells rebar primarily to fabricators, distributors and construction companies. Principal customers for wire rod are meshmakers, endusers and distributors. CMCZ’s products are generally sold to customers located within a market area of 400 miles of the mill. The majority of sales are to customers within Poland with the Czech Republic, Slovakia, Hungary and Germany being the major export markets. Ferrous scrap metal is the principal raw material for CMCZ and is generally obtained from scrap metal processors and generators within 400 miles of the mill. Ferrous scrap metal, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available although subject to periodic significant price fluctuations. During 2006 we spent $36.5 million or 28% of our total capital expenditures on projects at CMCZ and its subsidiaries. Included in these projects were the installation of a large capacity metal shredder facility similar to the largest automobile shredder we operate in the United States and the construction of a reinforcing bar fabrication facility. This shredder is wholly owned by a subsidiary and is located at leased premises at the CMC Zawiercie mill with its output of shredded ferrous scrap consumed by the CMC Zawiercie mill’s melt shop. The shredder commenced production late in the fiscal year. The reinforcing bar fabrication facility is also located on property leased from CMCZ and is wholly owned. The rebar fabrication facility is similar to those operated by our domestic fabrication segment and will sell fabricated rebar to contractors for incorporation into construction projects generally within 150 miles of the facility.
DOMESTIC FABRICATION SEGMENT
     We conduct our domestic fabrication operations through a network of:
—	steel plants that bend, cut, weld and fabricate steel, primarily reinforcing bar and angles;

—	warehouses that sell or rent products for the installation of concrete;

—	plants that produce special sections for floors and ceiling support;

—	plants that produce steel fence posts;

—	plants that treat steel with heat to strengthen and provide flexibility; and

—	a railroad rail salvage company.
     Our domestic fabrication segment operates facilities that we consider to be engaged in the various related aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel with 7 locations specializing in fabricating joists and special beams for floor and ceiling support and 4 facilities fabricating only steel fence post. We obtain steel for these facilities from our own domestic minimills, purchases through our marketing and distribution segment and unrelated vendors. In 2006, we shipped 1,645,000 tons of fabricated steel, an increase of 303,000 tons from 2005. We conduct these activities in facilities located in Texas at Beaumont, Buda, Corpus Christi, Dallas (2), Fort Worth, Harlingen, Houston (3), Melissa, San Marcos, San Antonio, Seguin, Victoria, Waco and Waxahachie; Louisiana at Baton Rouge, Keithville and Slidell; Arkansas at Little Rock, Magnolia, Hope (2) and Springdale; Utah in Brigham City; Florida at Fort Myers, Jacksonville and Starke; Nevada at Fallon; South Carolina at Cayce, Columbia, Eastover, Taylors and West Columbia; in Georgia at Atlanta and Lawrenceville; North Carolina at Gastonia (2); Virginia at Farmville, Fredericksburg and Norfolk; California at Bloomington, Emeryville, Etiwanda, Fontana, Fresno, Rialto, San Bernadino and Stockton; Iowa at Iowa Falls; Arizona at Chandler; Oklahoma at Oklahoma City and Tulsa; New Mexico at Albuquerque; and Mississippi at Lumberton. The Norfolk Virginia facility was acquired in November, 2005 from Hall-Hodges Company. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums, and dams. Generally, we sell fabricated steel in response to a bid solicitation from a construction contractor or the project owner. Typically, the contractor or owner of the project awards the job based on the competitive prices of the bids and does not individually negotiate with the bidders.
     Our joist manufacturing operations headquartered in Hope, Arkansas, manufacture steel joists for roof supports. The joist manufacturing operations fabricate joists from steel obtained primarily from our steel group’s minimills at facilities in Hope, Arkansas; Starke, Florida; Cayce, South Carolina; Fallon, Nevada; Iowa Falls, Iowa; and Juarez, Mexico. Our typical joist customer is a construction contractor or large chain store owner. Joists are generally made to order and sales may include custom design, fabrication and painting. We obtain our sales primarily on a competitive bid basis. We also manufacture and sell castellated and cellular steel beams. These beams, recognizable by their hexagonal or circular pattern of voids, permit greater design flexibility in steel construction, especially floor structures. We fabricate these beams at a facility adjacent to our Hope, Arkansas, joist plant.
     Construction Related Products. We sell and rent construction related products and equipment to concrete installers and other construction businesses. We have 41 locations in Texas, Louisiana, Mississippi, South Carolina, Florida, Colorado, Arkansas, Arizona, Oklahoma and California where we store and sell these products which, with the exception of a small portion of steel products, are purchased for resale from unrelated suppliers. The facilities in Arkansas, Arizona, Oklahoma and California were acquired during the fiscal year in a series of asset acquisitions.

     Heat Treating Operation. Our heat treating operation is Allegheny Heat Treating, Inc., with locations in Chicora, Pennsylvania and Struthers, Ohio. Allegheny Heat Treating works closely with our Alabama minimill and other steel mills that sell specialized heat-treated steel for customer specific use. Such steel is primarily used in original or special equipment manufacturing. We have annual operating capacity in our heat treating operation of approximately 30,000 tons. We also operate a warehousing and distribution operation known as Impact Metals which distributes not only the specialized products provided by Allegheny Heat Treating but also similar products obtained from other similar specialty processors located around the world. During the year we commenced renovation of an existing building which we purchased in Pell City, Alabama, near Birmingham, where we intend to construct a new heat treating facility.
     Railroad Salvage and Dismantling. We also operate a business that purchases and removes rail and other materials from abandoned railroads. Most of the salvaged rail is utilized by our Arkansas minimill.
     Backlog in our domestic fabrication segment was approximately $673.5 million at August 31, 2006 as compared to $624.0 million at August 31, 2005. No single customer purchases 10% or more of our domestic fabrication segment’s production.
RECYCLING SEGMENT
     Our recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates approximately thirty nine scrap metal processing facilities not including the ten scrap metal recycling facilities operated as part of our domestic mills segment. In June, 2006 we closed the acquisition of substantially all the operating assets of Yonack Iron & Metal Co. and related companies adding six locations including four in Texas and one each in Arkansas and Oklahoma to the segment’s network of scrap metals facilities. With this expansion the segment now operates from 20 locations in Texas, 8 in Florida, 3 in Oklahoma, 2 in Missouri,and Tennessee and one each in Arkansas, Kansas, Louisiana, and North Carolina.
     We purchase ferrous and nonferrous scrap metals, processed and unprocessed, from a variety of sources in a variety of forms for our metals recycling plants. Sources of metal for recycling include manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, railroads, refineries, shipyards, ordinance depots, demolition businesses, automobile salvage and wrecking firms. Collectively, small scrap metal collection firms are a major supplier.
     In 2006, our scrap metal recycling segment’s plants processed and shipped approximately 2,474,000 tons of scrap metal compared to 2,163,000 tons in 2005. Ferrous scrap metals comprised the largest tonnage of metals recycled at approximately 2,147,000 tons, an increase of approximately 276,000 tons as compared to 2005. We shipped approximately 327,000 tons of nonferrous scrap metals, primarily aluminum, copper and stainless steel, an increase of approximately 35,000 tons as compared to 2005. With the exception of precious metals, our scrap metal recycling plants recycle and process practically all types of metal. In addition ten scrap metal recycling facilities operated by our domestic mills segment processed and shipped approximately 1,218,000 tons of primarily ferrous scrap metal during 2006.
     Our scrap metal recycling plants consist of an office and warehouse building equipped with specialized equipment for processing both ferrous and nonferrous metal. A typical recycling plant also includes several acres of land that we use for receiving, sorting, processing and storing metals. Several of our scrap metal recycling plants use a small portion of their site or a nearby location to display and sell metal products that may be reused for their original purpose without further processing. We equip our larger plants with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators which enable these plants to efficiently process large volumes of scrap metals. Two plants have extensive equipment that segregates metallic content from large quantities of insulated wire. To facilitate processing, shipping and receiving, we equip our ferrous metal processing centers with either presses, shredders or hydraulic shears to prepare and compress scrap metal for easier handling. Cranes are utilized to handle scrap metals for processing and to load material for shipment. Many facilities have rail access as ferrous scrap is primarily shipped by open gondola railcar or barge when water access is available.
     We operate five large shredding machines, four in Texas with one in Florida, capable of pulverizing obsolete automobiles or other sources of scrap metal. We have three additional shredders, two operated by our domestic mills segment and the third by our CMCZ segment.
     We sell scrap metals to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Ferrous scrap metal is the primary raw material for electric arc furnaces such as those operated by our steel minimills. Some minimills periodically supplement purchases of ferrous scrap metal with direct reduced iron and pig iron for certain product lines. Our Dallas office coordinates the sales of scrap metals from our scrap metal processing plants to our customers. We negotiate export sales through our network of foreign offices as well as our Dallas office.
     We do not purchase a material amount of scrap metal from one source. One customer represented 10% of our recycling segment’s revenues. Our recycling segment competes with other scrap metals processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals frequently can utilize primary or “virgin” ingot processed by mining companies instead of nonferrous scrap metals. The prices of nonferrous scrap metals are closely related to but generally less than, the prices of primary or “virgin” ingot.
     MARKETING AND DISTRIBUTION SEGMENT
     Our marketing and distribution segment buys and sells primary and secondary metals, fabricated metals and other industrial products. During the past year, our marketing and distribution segment sold approximately 2.9 million tons of steel products. We market and distribute these products through a network of offices, processing facilities and joint venture offices located around the world. We purchase steel, nonferrous metals including copper and aluminum coil, sheet and tubing, chemicals, industrial minerals, ores, metal concentrates and ferroalloys from producers in domestic and foreign markets. Occasionally, we purchase these materials from suppliers, such as trading companies or industrial consumers, who have a surplus of these materials. We utilize long-term contracts, spot market purchases and trading or barter transactions to purchase materials. To obtain favorable long term supply agreements we occasionally offer assistance to producers by arranging structured finance transactions to suit their objectives.
     We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation businesses. We sell directly to our customers through and with the assistance of our offices in Irving, Texas; Fort Lee, New Jersey; Arcadia, California; Mexico City, Mexico; Sydney, Perth, Melbourne, Brisbane and Adelaide, Australia; Singapore; Zug, Switzerland; Sandbach, United Kingdom; Kohl, Germany, and Hong Kong, Beijing, Guangzhou and Shanghai China. We have a representative office in Moscow. We have agents or joint venture partners in additional offices located in significant international markets. Our network of offices shares information regarding demand for our materials, assists with negotiation and performance of contracts and other services for our customers, and identifies and maintains relationships with our sources of supply.
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
     We market physical products as compared to companies that trade commodity futures contracts and frequently do not take delivery of the commodity. As a result of sophisticated global communications, our customers and suppliers often have easy access to quoted market prices, although such price quotes are not always indicative of actual transaction prices. Therefore, to distinguish ourselves we focus on creative service functions for both sellers and buyers. Our services include actual physical market pricing and trend information, as compared to more speculative metal exchange futures market information, technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just-in-time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions. We attempt to limit exposure to price fluctuations by offsetting purchases with concurrent sales. We also enter into currency exchange contracts as economic hedges of sales and purchase commitments denominated in currencies other than the United States dollar or, if the transaction involves our Australian, United Kingdom or German subsidiaries, their local currency. We do not, as a matter of policy, speculate on changes in the markets.
     We have previously made investments to acquire approximately 11% of the outstanding stock of a Czech Republic steel mill and 24% of a Belgium business that processes and pickles hot rolled steel coil. These investments allow us to expand our marketing and distribution activities.
     Our Australian operations have eleven warehousing facilities for just-in-time delivery of steel and industrial products. Our Coil Steels Group is the third largest distributor of steel sheet and coil products in Australia and has processing facilities in Brisbane, Sydney and Melbourne and warehouses in Adelaide, Perth, Darwin and Toowoomba. In March, 2006 we acquired Southmet Pty Ltd., a plate and long products processor in Adelaide expanding our Australian operations.

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
     We believe our recycling segment is one of the largest entities engaged in the recycling of nonferrous scrap metals in the United States. We are also a major regional processor of ferrous scrap metal. The scrap metal recycling business is subject to cyclical fluctuations based upon the availability and price of unprocessed scrap metal and the demand for steel and nonferrous metals. Buying prices and service to scrap suppliers and generators are the principal competitive factors for the segment. The price offered for scrap metal is the principal competitive factor in acquiring material from smaller scrap metals collection firms while industrial generators of scrap metal may also consider the importance of other factors such as supplying appropriate collection containers, timely removal, reliable documentation including accurate and detailed purchase records with customized reports, the ability to service multiple locations, insurance coverage, and the buyer’s financial strength.
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
     Occasionally, we may be required to clean up or take certain remediation action with regard to sites we formerly used in our operations. We may also be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have treated or disposed of hazardous substances on the sites. The United States Environmental Protection Agency, or EPA, has named us a potentially responsible party or PRP, at several federal Superfund sites. The EPA alleges that we and other PRP scrap metal suppliers are responsible for the cleanup of those sites solely because we sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacturing of new products. We contend that an arms length sale of valuable scrap metal for use as a raw material in a manufacturing process that we have no control of should not constitute “an arrangement for disposal or treatment of hazardous substances” as defined under Federal law. In 2000 the Superfund Recycling Equity Act was signed into law which, subject to the satisfaction of certain conditions, provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under Federal law. Despite Congress’ clarification of the intent of the Federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials and we continue to support clarification of state laws and regulations consistent with Congress’s action.
     New Federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2006, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $18.6 million. In addition, we estimate that we spent approximately $6.2 million during 2006 on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2007 of approximately $11.7 million.
EMPLOYEES
     As of September 2006, we had approximately 11,734 employees. Our domestic mills segment employed approximately 2,439 people, our CMCZ segment employed approximately 2,041 people, and our fabrication segment employed approximately 5,108 people. Our recycling segment employed 1,377 people, and our marketing and distribution segment employed 668 people. We have 53 employees in general corporate management and administration and 48 employees who provide services to our divisions and subsidiaries. Production employees at one metals recycling plant and two fabrication facilities are represented by unions for collective bargaining purposes. Approximately one half of CMCZ’s employees are represented by unions. We believe that our labor relations are generally good to excellent and our work force is highly motivated.
ITEM 1A. RISK FACTORS
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
RISKS RELATED TO OUR INDUSTRY
A SIGNIFICANT REDUCTION IN CHINA’S STEEL CONSUMPTION OR INCREASED CHINESE STEEL PRODUCTION SUBSTANTIALLY EXCEEDING LOCAL DEMAND MAY RESULT IN CHINA BECOMING A LARGE EXPORTER OF STEEL AND DISRUPTION TO WORLD STEEL MARKETS.
     Chinese economic expansion has affected the availability and heightened the volatility of many commodities that we market and use in our manufacturing process, including steel. It is reported that in calendar year 2005 China became a net exporter of steel, albeit only by 600,000 tons out of a total estimated production capacity of 349 million tons. China now accounts for approximately one third of the world’s raw steel production and one third of the world’s steel consumption. Expansions and contractions in China’s economy can have major effects on the pricing of not only the price of our finished steel products but also many commodities that affect us such as secondary metals, energy, marine freight rates, steel making supplies such as ferroalloys and graphite electrodes and materials we market such as iron ore and coke. Should Chinese demand weaken or Chinese steel production be allowed to expand unchecked to the point that it significantly exceeds the country’s consumption, prices for many of the products that we both sell to and export from China may fall causing erosion in our gross margins and subjecting us to possible renegotiation of contracts or increases in bad debts. Significant exports from China of steel in the product lines we manufacture in the United States would cause selling prices in the United States to decline and negatively impact our gross margins.
RAPID AND SIGNIFICANT CHANGES IN THE PRICE OF METALS COULD NEGATIVELY IMPACT OUR INDUSTRY.
     Prices for most metals in which we deal have experienced large increases and increased volatility in recent years. With a few exceptions, our markets have been able to adapt to this changing pricing environment. However, should metals prices experience further unanticipated and even more substantial rapid increases or be subjected to sudden substantial decreases it would impact us in several ways. Some of our operations, the domestic fabrication segment for example, may benefit from rapidly decreasing steel prices as their material cost decline while others, such as our domestic mill and CMCZ segments, would likely experience reduced margins until prices stabilized. Sudden increases could have the opposite effect. Overall we believe that rapid substantial price changes, should they occur, will not be to our industry’s benefit. Our customer and supplier base would be impacted due to uncertainty as to future prices. A reluctance to purchase inventory in the face of extreme price decreases or sell quickly during a period of rapid price increases would likely reduce our volume of business. Marginal industry participants or speculators may attempt to participate to an unhealthy extent during a period of rapid price escalation with a substantial risk of contract default should prices suddenly reverse. Risks of default in contract performance by customers or suppliers as well as a increased risk of bad debts and customer credit exposure would increase during periods of rapid and substantial price changes.
EXCESS CAPACITY IN OUR INDUSTRY COULD INCREASE THE LEVEL OF STEEL IMPORTS INTO THE U.S. RESULTING IN LOWER DOMESTIC PRICES WHICH WOULD ADVERSELY AFFECT OUR SALES, MARGINS AND PROFITABILITY.
     Steel-making capacity exceeds demand for steel products in some countries. Rather than reducing employment by rationalizing capacity with consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) have traditionally periodically exported steel at prices that are significantly below their home market prices and which may not reflect their costs of production or capital. This supply of imports can decrease the sensitivity of domestic steel prices to increases in demand or our ability to recover increased manufacturing costs.
OUR INDUSTRY IS AFFECTED BY CYCLICAL AND REGIONAL ECONOMIC FACTORS INCLUDING THE RISK OF A SLOW DOWN IN ECONOMIC ACTIVITY OR RECESSION.
     Many of our products are commodities subject to cyclical fluctuations in supply and demand in metal consuming industries. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during prolong periods of economic downturn. A recession in either the United States or the European Union or the public perception that a slowdown or recession may occur, could decrease the demand for our products and adversely affect our business. Our overall financial results will be dependent substantially upon the extent to which economic conditions in both the United States and the European Union remain strong. Overall economic activity has historically been susceptible to declines following periods of rapidly increased energy costs or interest rates. A slower expansion or recession will adversely affect our financial results. Our geographic concentration in the southern and southwestern United States as well as Central Europe, Australia and China exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity could adversely affect our sales and profitability.
     Our business supports cyclical industries such as commercial construction, energy, service center, petrochemical and original equipment manufacturing. These industries may experience significant fluctuations in demand for our products based on economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. Many of these factors are beyond our control. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve suffer a prolonged downturn, then our business may be adversely affected.
     Our industry is characterized by low backlogs, which means that our results of operations are promptly affected by short-term economic fluctuations.
COMPLIANCE WITH AND CHANGES IN ENVIRONMENTAL AND REMEDIATION REQUIREMENTS COULD RESULT IN SUSTANTIALLY INCREASED CAPITAL REQUIREMENTS AND OPERATING COSTS.
     Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, may have a material adverse effect on our results of operations and financial condition. Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state, federal and international environmental laws and regulations concerning, among other matters, waste disposal, air emissions, waste and storm water effluent and disposal and employee health. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our minimills generate electric arc furnace dust (EAF dust), which the EPA, and other regulatory authorities classify as hazardous waste. EAF dust requires special handling, recycling or disposal.
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
     Although we believe that we are in substantial compliance with all applicable laws and regulations, legal requirements are changing frequently and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate pollution control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors that may increase our future expenditures to comply with environmental requirements. Accordingly, we are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations. We cannot predict whether such costs can be passed on to customers through product price increases. Competitors in various regions or countries where environmental regulation might not be so restrictive, subject to different interpretation or generally not enforced may enjoy a competitive advantage.
     We may also be required to conduct additional clean up at sites where we have already participated in remediation efforts or to take remediation action with regard to sites formerly used in connection with our operations. We may be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have arranged for treatment or disposal of hazardous substances on the sites.
RISKS RELATED TO OUR COMPANY
FLUCTUATIONS IN THE VALUE OF THE UNITED STATES DOLLAR RELATIVE TO OTHER CURRENCIES MAY ADVERSELY AFFECT OUR BUSINESS.
     Fluctuations in the value of the dollar can be expected to affect our business. In particular major changes in the rate of exchange of China’s Renminbi or substantial increases in the value of the Euro to the U.S. Dollar could negatively impact our business. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the U.S. by our foreign competitors. Past economic difficulties in Eastern Europe, Asia and Latin America have resulted in lower local demand for steel products and have encouraged greater steel exports to the U.S. at depressed prices. As a result, our products which are made in the U.S., may become relatively more expensive as compared to imported steel, which has had and in the future could have a negative impact on our sales, revenues and profitability.
     A strong U.S. dollar hampers our international marketing and distribution business. Weak local currencies limit the amount of U.S. dollar denominated products that we can import for our international operations and limits our ability to be competitive against local producers selling in local currencies.
OPERATING INTERNATIONALLY CARRIES RISKS AND UNCERTANTIES WHICH COULD NEGATIVELY EFFECT OUR RESULTS OF OPERATIONS.
     We have our heaviest concentration of manufacturing operations in the United States but also have significant facilities in Europe and Australia. Our marketing and trading offices are located in most major markets of the world with our suppliers and our customers located throughout the world. Our marketing and distribution segment relies on substantial international shipments of materials and products in the ordinary course of its business. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk discussed above, including:
•	Political, military, terrorist or major pandemic events;

•	Legal and regulatory requirements or limitations imposed by foreign governments (particularly those with significant steel consumption or steel related production including China, Brazil, Russia and India) including quotas, tariffs or other protectionist trade barriers, adverse tax law changes, nationalization or currency restrictions;

•	Disruptions or delays in shipments caused by customs compliance or government agencies; and

•	Potential difficulties in staffing and managing local operations.
WE RELY ON THE AVAILABILITY OF LARGE AMOUNTS OF ELECTRICITY AND NATURAL GAS FOR OUR MINIMILL OPERATIONS. DISRUPTIONS IN DELIVERY OR SUBSTANTIAL INCREASES IN ENERGY COSTS, INCLUDING CRUDE OIL PRICES, COULD ADVERSLY EFFECT ON OUR FINANCIAL PERFORMANCE.
Minimills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. As large consumers of electricity and gas, often the largest in the geographic area where our minimills are located, we must have dependable delivery of electricity and natural gas in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes would substantially disrupt our production. While we have not suffered prolonged production delays due to our inability to access electricity or natural gas several of our competitors have experienced such occurrences. Prolonged substantial increases in energy costs would have an adverse effect on the costs of operating our minimills and would negatively impact our gross margins unless we were able to fully pass through the additional expense. Our finished steel products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices will have a negative impact on our costs and many of our customers financial results which could result in reduced margins and declining demand for our products. Rapid increases in fuel costs may also negatively impact our ability to charter ships for international deliveries at anticipated freight rates thereby decreasing our margins on those transactions or causing our customers to look for alternative sources.
IF WE LOSE THE SERVICES OF KEY EMPLOYEES WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR OPERATIONS AND MEET OUR STRATEGIC OBJECTIVES.
     Our future success depends, in large part, on the continued service of our officers and other key employees and our ability to continue to attract and retain additional highly qualified personnel. These employees are integral to our success based on their expertise and knowledge of our business and products. We compete for such personnel with other companies including public and private company competitors who may periodically offer more favorable terms of employment. While we have an employment agreement with our Chief Executive Officer, we typically do not have employment agreements with other key employees. The loss or interruption of the services of a number of our key employees would reduce our ability to effectively manage our operations due to the fact that we may not be able to find in a timely manner, appropriate replacement personnel should the need arise.
WE HAVE INITIATED IMPLEMENTATION OF AN ENTERPRISE RESOURCE PLANNING SYSTEM WHICH, IF NOT EFFECTIVELY MANAGED AND CONTROLLED, COULD THREATEN THE ACHIEVEMENT OF OPERATION AND FINANCIAL GOALS.
     Planning and design of a new enterprise resource planning system commenced in 2006 and will continue through 2007 with phased implementation scheduled commencing in 2008. There are risks that this effort may not result in a successful implementation resulting in resources being inappropriately diverted, untimely completion and substantial cost overruns.
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
     Furthermore, over the past several years, many integrated domestic steel producers and scrap metal recyclers have entered bankruptcy proceedings. The companies that reorganize and emerge from bankruptcy may have a more competitive capital cost structures. In addition, asset sales by these companies during the reorganization process tended to be at depressed prices, enabling some purchasers to acquire greater capacity at a lower cost.
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
     The raw material used in manufacturing copper tubing is copper scrap, supplemented occasionally by virgin copper ingot. Copper scrap has generally been readily available, and a small portion of our copper scrap comes from our metal recycling yards. However, copper scrap is subject to rapid price fluctuations related to the price and supply of virgin copper. Price increases for high quality copper scrap could adversely affect our business. Finally, our Arkansas mill does not have melting capacity, so it is dependent on an adequate supply of competitively priced used rail. The availability of used rail fluctuates with the pace of railroad abandonments, rail replacement by railroads in the United States and abroad and demand for used rail from other domestic and foreign rail rerolling mills. Price increases for used rail could adversely affect our business.
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
AN INABILITY TO FULLY AND EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS COULD RESULT IN INCREASED COSTS WHILE DIVERTING MANAGEMENT’S ATTENTION FROM OUR CORE OPERATIONS, AND WE CANNOT ASSURE YOU THAT WE WILL REALIZE THEIR FULL BENEFITS OR SUCCESSFULLY MANAGE OUR COMBINED COMPANY, AND FUTURE ACQUISITIONS MAY RESULT IN DILUTIVE EQUITY ISSUANCES OR INCREASES IN DEBT.
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
SOME OF OUR CUSTOMERS MAY DEFAULT ON THE DEBTS THEY OWE TO US.
     Economic conditions are not consistent in all the markets we serve. Some areas are still weak, and our customers may struggle to meet their obligations, especially if a significant customer of theirs defaults. We regularly maintain a substantial amount of accounts receivable – at year end over $1.1 billion. We charged off accounts receivable net of recoveries of $3.8 million during the past fiscal year and at year end our allowance for collection losses was $16 million. Other factors such as management and accounting irregularities have forced some companies into bankruptcy. A weakening of the general economy and corporate failures could result in higher bad debt costs. In certain markets we have experienced a consolidation among those entities to whom we sell. This consolidation, along with substantially higher metals and other commodity prices, has resulted in an increased credit risk spread among fewer customers without a corresponding strengthening of their financial status. Although we have expanded our use of credit insurance for accounts receivable in our marketing and distribution segment and require letters of credit from reputable financial institutions in many international sales transactions, the majority of our receivables in our other segments are considered to be open account uninsured accounts receivable.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     Our Texas steel minimill is located on approximately 600 acres of land that we own. Our Texas minimill facilities include several buildings that occupy approximately 806,000 square feet. Our Alabama steel minimill is located on approximately 65 acres of land, and it includes several buildings that occupy approximately 487,000 square feet. We utilize our facilities at the Texas and Alabama steel minimills for manufacturing, storage, office and other related uses. Our South Carolina steel minimill is located on approximately 101 acres of land, and the buildings occupy approximately 628,000 square feet. Our Arkansas steel minimill is located on approximately 135 acres of land, and the buildings occupy approximately 217,000 square feet. We lease approximately 30 acres of land at the Alabama minimill and all the land at the Arkansas and South Carolina minimills in connection with revenue bond financing or property tax incentives. We may purchase the land at the termination of the leases or earlier for a nominal sum. Howell Metal Company owns approximately 76 acres of land in New Market, Virginia, with buildings occupying approximately 400,560 square feet.
     The facilities of our domestic fabrication segment utilize approximately 1,446 acres of land which we own and lease approximately 95 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia, North Carolina, Nevada, Iowa, California, Pennsylvania, Mississippi, Arizona, New Mexico, Arkansas, Oklahoma and Juarez, Mexico.
     CMCZ’s steel manufacturing operations are located in Zawiercie in south central Poland about 40 kilometers from Katowice. CMCZ and subsidiaries lease approximately 98% of the 2 million square meters of land utilized by the principal operations with a small balance owned. The land is leased from the State of Poland under contracts with 99 year durations and are considered to create a right of perpetual usufruct. The leases expire beginning in 2089 through 2100. The principal operations are conducted in buildings having an area of approximately 234,000 square meters. The 7 major buildings in use have all been constructed on or after 1974. The real estate is also developed with approximately 133 other buildings including warehouses, administrative offices, workshops, garage, transformer stations, pumping stations, gas stations, boiler houses, gate houses and contains some structures leased to unrelated parties, CMCZ subsidiaries and affiliated companies. Other much smaller tracts of land are leased or owned in nearby communities including those utilized by 6 affiliated scrap processing facilities.
     Our recycling segment’s plants occupy approximately 544 acres of land that we own in Beaumont, Clute, Corpus Christi, Dallas, El Paso, Fort Worth, Galveston, Houston, Lubbock, Lufkin, Midland, Odessa, Victoria and Vinton, Texas; Apopka, Gainesville, Jacksonville, Lake City, Ocala, Palm Bay, and Tampa, Florida; Shreveport, Louisiana; Chattanooga, Tennessee; Springfield and Joplin, Missouri; Burlington, North Carolina; Frontenac and Independence, Kansas; Miami and Stroud, Oklahoma; and Lonoke, Arkansas. The recycling segment’s other scrap metal processing locations are on leased land.
     We lease the office space where our corporate headquarters and all of our domestic marketing and distribution offices are located. We own two warehouse buildings in Australia, one of which is located on leased real estate. We lease the other warehouse facilities located in Australia.
     The leases on the leased properties described above will expire on various dates and with the exception of the CMCZ leases described above, generally over the next nine years. Several of the leases have renewal options. We have had little difficulty renewing such leases as they expire. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2006, to be paid during fiscal 2007, to be approximately $12.7 million. We also lease a portion of the equipment we use in our plants. We estimate our minimum annual rental obligation for equipment operating leases in effect at August 31, 2006, to be paid during fiscal 2007, to be approximately $12.9 million.
ITEM 3. LEGAL PROCEEDINGS
     We have received notices from the EPA or state agencies with similar responsibility that we and numerous other parties are considered potentially responsible parties, or PRPs, and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980, or CERCLA, or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at 13 locations. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that we expect will result in agreements to remediate the sites. The EPA or respective state agency refers to these locations, none of which involve real estate we ever owned or conducted operations upon, as the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York,

the American Brass site in Headland, Alabama, the Delatte Metals site in Ponchatoula, Louisiana, the Palmetto Recycling site in Columbia, South Carolina, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Stoller Site in Jericho, South Carolina, the Jensen Drive site in Houston, Texas and the Industrial Salvage site in Corpus Christi, Texas. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites. We do not know if any of these inquires will ultimately result in a demand for payment from us.
     The EPA notified us and other alleged PRPs that under Sec. 106 of CERCLA we and the other PRPs could be subject to a maximum fine of $25,000 per day and the imposition of treble damages if we and the other PRPs refuse to clean up the Peak Oil, Sapp Battery, SoGreen/Parramore and Stoller site as ordered by the EPA. We are presently participating in PRP organizations at these sites which are paying for certain site remediation expenses. We do not believe that the EPA will pursue any fines against us if we continue to participate in the PRP groups or if we have adequate defenses to the EPA’s imposition of fines against us in these matters.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PURCHASES OF STOCK

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs
June 1, 2006 — June 30, 2006	1,131,700	$22.85	1,123,500	687,500	shares
July 1, 2006 — July 31, 2006	1,481,183	22.69	1,461,700	4,225,800	shares(1)
August 1, 2006 — August 31, 2006	905,298	22.42	884,040	3,341,760	shares
Total	3,518,181	$22.67	3,469,240	3,341,760

(1)	During July, 2006 the Company completed the purchase of the shares remaining to be purchased under a previously authorized share repurchase program announced May 24, 2005. On July 19, 2006 the Company announced that the Company’s board of directors had approved authority to purchase up to an additional 5,000,000 shares.
MARKET AND DIVIDEND INFORMATION
     The table below summarizes the high and low sales prices reported on the New York Stock Exchange for our common stock and the quarterly cash dividends we paid for the past two fiscal years.
PRICE RANGE
OF COMMON STOCK

2005
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$11.46	$8.17	3 cents
2nd	18.08	10.03	3 cents
3rd	19.50	11.37	3 cents
4th	15.35	11.50	3 cents
PRICE RANGE
OF COMMON STOCK

2006
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$17.63	$13.54	3 cents
2nd	24.59	17.11	3 cents
3rd	31.69	21.72	5 cents
4th	26.39	20.04	6 cents
     Since 1982, our common stock has been listed and traded on the New York Stock Exchange. From 1959 until the NYSE listing in 1982, our common stock was traded on the American Stock Exchange. The number of shareholders of record of our common stock at November 1, 2006, was approximately 3,500.

EQUITY COMPENSATION PLANS
     Information about our equity compensation plans as of August 31, 2006 that were either approved or not approved by our stockholders is as follows:

	A.	B.	C.
NUMBER OF SECURITIES
	NUMBER OF		REMAINING FOR FUTURE
	SECURITIES TO BE	WEIGHTED-AVERAGE	ISSUANCE UNDER
	ISSUED UPON	EXERCISE	EQUITY COMPENSATION
	EXERCISE OF	PRICE OF OUTSTANDING	PLANS
	OUTSTANDING	OPTIONS, WARRANTS	(EXCLUDING SECURITIES
	OPTIONS,	AND	REFLECTED IN COLUMN
PLAN CATEGORY	WARRANTS AND RIGHTS	RIGHTS	(A)
Equity compensation plans approved by security holders	7,485,348	$8.06	2,961,458
Equity compensation plans not approved by security holders	0	0	0
TOTAL	7,485,348	$8.06	2,961,458
ITEM 6. SELECTED FINANCIAL DATA
     The table below sets forth a summary of our selected consolidated financial information for the periods indicated. The per share amounts have been adjusted to reflect two-for-one stock splits in the form of a stock dividends on our common stock paid June 28, 2002, January 10, 2005 and May 22, 2006.
FOR THE YEARS ENDED AUGUST 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2006	2005	2004	2003	2002
Net Sales	$7,555,924	$6,592,697	$4,768,327	$2,875,885	$2,479,941
Net Earnings	356,347	285,781	132,021	18,904	40,525
Diluted Earnings Per Share	2.89	2.32	1.11	0.17	0.36
Total Assets	2,898,868	2,332,922	1,988,046	1,283,255	1,247,373
Stockholders’ Equity	1,220,104	899,561	660,627	506,933	501,306
Long-term Debt	322,086	386,741	393,368	254,997	255,969
Cash Dividends Per Share	0.17	0.12	0.09	0.08	0.07
Ratio of Earnings to Fixed Charges	14.80	12.43	7.30	2.57	3.77
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings, product pricing and demand, production rates, energy expense, insurance expense, interest rates, inventory levels, acquisitions and general market conditions. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts” or other similar words or phrases. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
•	construction activity;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	court decisions;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including credit availability;

•	currency fluctuations;

•	scrap metal, energy, insurance and supply prices; and

•	the pace of overall economic activity.
     See the section entitled “Risk Factors” in this annual report for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. These factors and the other risk factors described in this annual report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, we cannot assure you that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, we caution prospective investors not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
     This Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this annual report.
     We manufacture, recycle, market and distribute steel and metal products through a network of over 150 locations in the United States and internationally.
     Our segment reporting includes five reportable segments: domestic mills, CMC Zawiercie (CMCZ), domestic fabrication, recycling and marketing and distribution. The domestic mills segment includes the Company’s domestic steel minimills (including the scrap processing facilities which directly support these mills) and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel minimills because it has similar economic characteristics. The CMCZ minimill and related operations in Poland have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from the Company’s domestic minimills. The domestic fabrication segment consists of the Company’s rebar and joist fabrication operations, fence post manufacturing plants, construction-related and other products facilities. The recycling segment consists of the CMC Recycling division’s scrap processing and sales operations primarily in Texas, Florida and the southern United States. Marketing and distribution includes both domestic and international operations for the sales, distribution and processing of both ferrous and nonferrous metals and other industrial products. The segment’s activities consist only of physical transactions and not speculation.
Domestic Mills Operations
We conduct our domestic mills operations through a network of:
•	steel mills, commonly referred to as “minimills,” that produce reinforcing bar, angles, flats, rounds, fence post sections and other shapes;

•	scrap processing facilities that directly support these minimills; and

•	a copper tube minimill.

CMCZ Operations
We conduct our CMCZ operations through:
•	a rolling mill that produces primarily reinforcing bar and some merchant products;

•	a rolling mill that produces primarily wire rod;

•	our scrap processing facilities that directly support the CMCZ minimill; and

•	steel fabrication plant primarily for reinforcing bar.
Domestic Fabrication Operations
We conduct our domestic fabrication operations through a network of:
•	steel fabrication and processing plants that bend, weld, cut, fabricate, distribute and place steel, primarily reinforcing bar and angles;

•	warehouses that sell or rent products for the installation of concrete;

•	plants that produce special sections for floors and ceiling support;

•	plants that produce steel fence posts;

•	plants that treat steel with heat to strengthen and provide flexibility; and

•	a railroad rail salvage company.
Recycling Operations
     We conduct our recycling operations through metal processing plants located in the states of Texas, Oklahoma, Kansas, Louisiana, Arkansas, Missouri, Georgia, Tennessee, Florida , South Carolina, and North Carolina.
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
Inventory Cost We determine inventory cost for most domestic inventories by the last-in, first-out method, or LIFO. Beginning fiscal 2005, we refined our method of estimating our interim LIFO reserve by using quantities and costs at quarter end and recording the resulting LIFO expense in its entirety. At the end of each quarter in 2004, we estimated both inventory quantities and costs that we expected at the end of the fiscal year for the LIFO calculations, and we recorded an amount on a pro-rata basis. These estimates could vary substantially from the actual year-end results, causing an adjustment to cost of goods sold in our fourth quarter. See Note 15, Quarterly Financial Data, to the consolidated financial statements. We record all inventories at the lower of their cost or market value.
Property, Plant and Equipment Our domestic mills, CMCZ, domestic fabrication and recycling businesses are capital intensive. We evaluate the value of these assets and other long-lived assets whenever a change in circumstances indicates that their carrying value may not be recoverable. Some of the estimated values for assets that we currently use in our operations utilize judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer’s different viewpoint of future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets’ economically useful lives and are evaluated annually. To the extent that an asset’s actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.
Other Accounting Policies and New Accounting Pronouncements See Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements.
Consolidated Results of Operations

	Year ended August 31,
(in millions except share data)	2006	2005	2004
Net sales	$7,556	$6,593	$4,768
Net earnings	356.3	285.8	132.0
Per diluted share	2.89	2.32	1.11
EBITDA	659.2	551.6	296.2
International net sales	2,753	2,716	1,778
As % of total sales	36%	41%	37%
LIFO* effect on net earnings expense	50.6	12.5	48.6
Per diluted share	0.41	0.10	0.41

*	Last in, first out inventory valuation method.
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

(in millions)	2006	2005	2004

Net earnings	$356.3	$285.8	$132.0
Interest expense	29.6	31.2	28.1
Income taxes	187.9	158.0	65.1
Depreciation and amortization	85.4	76.6	71.0

EBITDA	$659.2	$551.6	$296.2

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
The following events had a significant financial impact during our fiscal year ended August 31, 2006 as compared to our 2005 fiscal year:
1.	We reported our highest net sales and net earnings ever for the third straight year.

2.	Increased selling prices, margins and volumes resulted in significantly higher adjusted operating profits in our Domestic Mills, CMCZ and Recycling segments.

3.	Increased sales prices at our copper tube mill offset the dramatic jump in the cost of copper scrap, giving significantly greater metal spreads and record adjusted operating profits.

4.	Sales price gains at CMCZ exceeded the increase in the cost of scrap and together with volume increases allowed the operation to go from break-even in 2005 to $52.8 million adjusted operating profit in 2006.

5.	Domestic Fabrication had a 23% increase in volume, but the cost of steel was up considerably resulting in some margin squeeze and a slight decrease in adjusted operating profit.

6.	We had successful start ups of the new continuous caster at the Texas mill and the new scrap mega-shredder at the CMCZ mill.

7.	A 14% volume increase, strong ferrous prices and historically high nonferrous prices helped our Recycling segment to achieve a record adjusted operating profit.

8.	We recorded a $50.6 million after-tax LIFO expense ($0.41 per diluted share) compared to $12.5 million LIFO expense ($0.10 per diluted share) in 2005.

9.	Our overall effective tax rate decreased to 33.9% as compared to 35.7% in 2005 due to shifts in profitability among tax jurisdictions, the manufacturing deduction and tax repatriation benefit.
In 2006, our net earnings reached all-time record levels as a result of the combination of higher selling prices, margins and volume in most of our segments. Non ferrous selling prices and margins reached historically high levels. These positive factors more than offset increased purchase prices and other input costs. We continued to benefit from favorable market conditions for most of our businesses and achieved excellent performance in all of our segments. Strong global expansion has helped, and the improved economic situation in Central and Western Europe has helped our Polish operations achieve much improved net earnings. Our net earnings in the fourth quarter of fiscal 2006 exceeded those for any previous fiscal quarter that we have ever reported.

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

	Year ended August 31,
(in millions)	2006	2005	2004
Net sales:
Domestic mills	$1,600	$1,298	$1,109
CMCZ*	574	478	427
Domestic fabrication	1,772	1,474	1,047
Recycling	1,360	897	774
Marketing and distribution	2,954	2,926	1,882
Corporate and eliminations	(704)	(480)	(471)
Adjusted operating profit (loss):
Domestic mills	301.1	232.8	94.9
CMCZ*	52.8	(0.2)	69.3
Domestic fabrication	96.0	101.9	(3.4)
Recycling	100.0	70.8	67.9
Marketing and distribution	69.8	90.4	39.4
Corporate and eliminations	(32.4)	(17.5)	(26.4)

*	Dollars are before minority interests.
LIFO Impact on Adjusted Operating Profit — LIFO is an inventory costing method that assumes the most recent inventory purchases or goods manufactured are sold first. This results in current sales prices offset against current inventory costs. In periods of rising prices it has the effect of eliminating inflationary profits from net income. In periods of declining prices it has the effect of eliminating deflationary losses from net income. In either case the goal is to reflect economic profit. The table below reflects LIFO income or (expense) representing decreases or (increases) in the LIFO inventory reserve. CMCZ is not included in this table as it uses FIFO valuation exclusively for its inventory:

	Three Months Ended		Twelve Months Ended
	August 31,		August 31,
	2006	2005	2006	2005

Domestic mills	$(3,722)	$11,948	$(28,833)	$(8,155)
Domestic fabrication	(1,086)	2,491	(19,972)	(6,562)
Recycling	2,139	(23)	(12,505)	(3,033)
Marketing and distribution	(13,536)	2,235	(16,585)	(1,526)

Consolidated increase (decrease) to adjusted profit before tax	$(16,205)	$16,651	$(77,895)	$(19,276)

2006 Compared to 2005
Domestic Mills We include our four domestic steel minimills and our copper tube minimill in our domestic mills segment. In 2006, our domestic mills segment set another all-time annual record for adjusted operating profits. Higher selling prices, metal margins and volumes at our domestic steel mills in 2006 as compared to 2005 helped net sales and adjusted operating profit continue to grow. Metal margins (the difference between the average selling price and cost of scrap consumed) for the segment increased in 2006 as compared to 2005 because increases in selling prices at our domestic steel mills more than offset the increases in scrap purchase and other input costs. In addition, historically high sales prices and metal margins helped our copper tube minimill achieve record adjusted operating profit. The high prices of steel and copper scrap caused LIFO expense for 2006 to be at a very high $28.8 million as compared to $8.2 million in 2005.

Within the segment adjusted operating profit for our four domestic steel minimills was $264.1 million for the year ended August 31, 2006 as compared to $227.7 million for 2005. This $36.4 million increase in adjusted operating profit is even more remarkable considering 2005 contained $20.1 million of insurance recoveries. Selling prices and metal margins increased in 2006 as compared to 2005 due to continued strong global demand for steel. Volumes shipped were also up at all four mills compared to 2005. Average scrap purchase costs were higher than last year as the world demand for ferrous scrap also remained strong. Our overall metal margins increased, resulting in higher total adjusted operating profits for the four steel minimills in 2006 as compared to 2005. The table below reflects domestic steel and ferrous scrap prices per ton for the year ended August 31:

			Increase
	2006	2005	$	%

Average mill selling price (finished goods)	$530	$489	$41	8%
Average mill selling price (total sales)	513	473	40	8%
Average cost of ferrous scrap consumed	214	199	15	8%
Average FIFO metal margin	299	274	25	9%
Average ferrous scrap purchase price	191	171	20	12%
The table below reflects our domestic steel minimills’ operating statistics for the year ended August 31:

			Increase
(short tons in thousands)	2006	2005	Amount	%

Tons melted	2,324	2,173	151	7%
Tons rolled	2,198	2,024	174	9%
Tons shipped	2,492	2,266	226	10%
Overall, our domestic steel minimills recorded $15.5 million LIFO expense in 2006 as compared to $7.7 million in 2005. Our utility expenses increased by $25.8 million (36%) in 2006 as compared to 2005. Electricity increased by $16.2 million (34%) and natural gas costs increased by $9.6 million (41%) due primarily to higher rates. Year-over-year costs for ferroalloys, graphite electrodes and other supplies increased, while transportation rates rose significantly. We had a successful startup of the new continuous caster at the Texas mill during the fourth quarter of 2006.
Our copper tube minimill’s adjusted operating profit was a record $37.0 million for the year ended August 31, 2006 as compared to $5.1 million for 2005. The record adjusted operating profit was achieved on volume slightly less than 2005, but much higher selling prices and metal margins. The decline in housing starts coupled with the extraordinary high price of copper reduced the demand for copper plumbing tube across the U.S. Our sales of plumbing tube were lower, but sales of high value-added products increased disproportionately. We matched production and inventory levels to coincide with order intake levels. We were able to increase the average selling price for the year to $3.35 per pound, an historical high, and metal spreads widened significantly to $1.39 per pound, up from $0.64 per pound, more than offsetting the dramatic jump in the cost of copper scrap. The table below reflects our copper tube minimill’s prices per pound and operating statistics for the year ended August 31:

			Increase (Decrease)
(pounds in millions)	2006	2005	Amount	%

Pounds shipped	65.7	66.6	(.9)	(1%)
Pounds produced	63.3	62.0	1.3	2%
Average selling price	$3.35	$1.94	$1.41	73%
Average scrap purchase cost	$2.29	$1.38	$0.91	66%
Average FIFO metal margin	$1.39	$0.64	$0.75	117%
Our copper tube minimill recorded $13.4 million LIFO expense for the year ended August 31, 2006 as compared to $0.4 million in 2005.

CMCZ The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

					Increase(Decrease)
	2006		2005		Amount	%

Tons melted	1,283		1,101		182	17%
Tons rolled	1,121		871		250	29%
Tons shipped	1,250		1,092		158	14%
Average mill selling price (total sales)	1,388	PLN*	1,376	PLN	12	1%
Averaged cost of ferrous scrap consumed	728	PLN	790	PLN	(62)	(8%)
Average metal margin	660	PLN	586	PLN	74	13%
Average ferrous scrap purchase price	629	PLN	650	PLN	(21)	(3%)
Average mill selling price (total sales)	$437		$418		$19	5%
Average cost of ferrous scrap consumed	$229		$240		$(11)	(5%)
Average metal margin	$208		$178		$30	17%
Average ferrous scrap purchase price	$197		$198		$(1)	(1%)

*	Polish Zlotys
CMCZ benefited from the improved economic situation in Central and Western Europe and especially from stepped-up construction in Poland and Germany. Prices and margins were improved for the year with metal margins increasing 13% over 2005 as the cost of ferrous scrap decreased slightly. Operating levels and shipments were also up compared to 2005, including a 14% increase in shipments. Functional currency fluctuations did not have a significant impact on adjusted operating profits. The startup and operation of the new mega-shredder during the fourth quarter of 2006 was successful, and the greenfield rebar fabrication plant in Zawiercie had a successful start in July 2006.
Domestic Fabrication Tons shipped in 2006 were up 23% and sales were up 20% compared to 2005; however, adjusted operating profit was down 6% because the cost of steel was up considerably resulting in some margin squeeze and LIFO expense increased 204% over 2005. LIFO expense increased dramatically because of the higher steel price and more inventories on hand. During fiscal 2006, we acquired the operating assets of Concrete Formtek Services, Inc., Cherokee Supply, Brost Forming Supply and Hall-Hodges Company. These acquisitions did not significantly impact our 2006 adjusted operating profit. See Note 2, Acquisitions, to the consolidated financial statements. The table below shows our average fabrication selling prices per short ton (excluding stock and buyout sales) and total fabrication plant shipments for the years ended August 31:

			Increase(Decrease)
Average selling price*	2006	2005	Amount	%

Rebar	$771	$738	$33	4%
Joist	1,115	1,112	3	0%
Structural	2,058	1,785	273	15%
Post	696	698	(2)	0%

*	Excluding stock and buyout sales

			Increase
Tons shipped (in thousands)	2006	2005	Amount	%

Rebar	1,076	874	202	23%
Joist	357	282	75	27%
Structural	87	85	2	2%
Post	125	101	24	24%
Recycling Gross margins in 2006 were 39% higher as compared to 2005. The average selling price of ferrous scrap remained strong with a 9% increase over 2005. The average selling price of nonferrous for 2006 increased 52% over 2005 prices. Volume was also up in fiscal 2006 with a 15% increase in ferrous tons shipped and a 12% increase in nonferrous tons shipped. LIFO expense for fiscal 2006 had a significant increase of $9.5 million over 2005 caused primarily by the higher prices. During July 2006, CMC acquired the operating assets of Yonack Iron & Metal Co., which operates scrap metal processing facilities in Texas, Oklahoma and Arkansas. See Note 2, Acquisitions, to the consolidated financial statements. The following table reflects our recycling segment’s average selling prices per short ton and tons shipped (in thousands) for the year ended August 31:

			Increase
	2006	2005	Amount	%

Average ferrous selling price	$203	$186	$17	9%
Average nonferrous selling price	$2,476	$1,634	$842	52%
Ferrous tons shipped	2,147	1,871	276	15%
Nonferrous tons shipped	327	292	35	12%
Total volume processed and shipped*	3,697	3,331	366	11%

*	Includes all of our domestic processing plants.
Marketing and Distribution The primary reason for the decrease in adjusted operating profit was a significant $15 million LIFO expense increase in fiscal 2006 as compared to 2005. The increase in LIFO expense was caused mainly by higher prices for aluminum, copper and stainless steel inventories and increased prices and inventory levels of long and flat-rolled steel product. Market conditions varied by product and geography, but overall were favorable. Steel tonnage was up in most of our markets, especially sales into the U.S., although sales dollars were mixed in various markets. Aluminum, Copper and stainless semis were characterized by higher prices but lower volumes, which on balance resulted in higher gross margins, but higher transaction costs as well. Sales and margins for industrial materials and products, though solid, were off the peaks of last year reflecting mostly weaker market conditions and volatile prices. Our value-added downstream and processing businesses continued to perform well. During 2006, we received a dividend of CZK 89.2 million ($4.1 million) from Trinecke Zelezarny, a Czech steel mill in which we own 11% of the outstanding shares as compared to a dividend of CZK 62.4 million ($2.6 million) received in 2005.
Corporate and Eliminations We recognized income of $4.0 million on investment assets in our segregated trust for our benefit restoration plan during the year ended August 31, 2006, as compared to $4.8 million for 2005. See Note 10, Employees’ Retirement Plans, to the consolidated financial statements. During fiscal 2006, professional services expense increased $9.6 million over 2005, primarily for information technology.
Consolidated Data On a consolidated basis, the LIFO method of inventory valuation decreased our net earnings by $50.6 million and $12.5 million (41 cents and 10 cents per diluted share) for the years ended August 31, 2006 and 2005, respectively.
Our overall selling, general and administrative expenses increased by $70.0 million (16%) for the year ended August 31, 2006 as compared to 2005. Most of this increase was due to higher discretionary incentive compensation and profit sharing accruals during the year ended August 31, 2006 as compared to 2005 due to increased earnings. Foreign currency fluctuations resulted in decreases in selling, general and administrative expenses of $0.3 million for the year ended August 31, 2006 as compared to 2005.
Our interest expense decreased by $1.6 million during 2006 as compared to 2005 as our average borrowings decreased though short-term interest rates increased more than 1.5% on an annualized basis in 2006.
Our effective tax rate for the year ended August 31, 2006 decreased to 33.9% as compared to 35.7% in 2005 due to shifts in profitability among tax jurisdictions, the manufacturing deduction and tax repatriation benefit.
Near-Term Outlook
The prospects are excellent for another strong year for CMC. It should exhibit the traditional seasonal pattern of a good start, seasonal slowdown, and strong pickup in our third and fourth quarter. If CMCZ can weather the winter in good order, the year may well approach fiscal 2006 though LIFO’s impact is always difficult to quantify.
We see solid demand during the first quarter in most of our global markets and inventories of most products appear in line with sales. Although some economists point to a slowing global economy, the overall level of activity remains robust and broad-based. Worldwide manufacturing activity continues to expand. While residential construction in the U.S. has weakened, non-residential construction remains strong in the U.S., Asia and South America, and has picked up in Europe. More pointedly, construction materials generally are in strong demand. Our domestic steel mill markets remain vibrant and Central Europe has strengthened. While imports of carbon steel bar products in recent months have increased sharply into the U.S., strong demand appears to be absorbing the supply. Our mill shipments in the U.S. and Poland will remain strong during the first quarter of fiscal 2007, and realized steel prices should remain high. There is good news on the energy cost side, especially the fall in natural gas prices. Ferrous scrap prices will remain at high levels, although likely to be down for the quarter. Nonferrous markets continue at historically high levels. Demand for downstream products and services remains vibrant, and the current short-term margin compression should abate.

Net income from our domestic steel mills should remain strong during the first quarter, above the first quarter of last year although down from the fourth quarter of fiscal 2006. In addition, we have scheduled shutdowns at each of our domestic steel mills during the first two quarters for routine maintenance or budgeted capital projects. Earnings from the copper tube business will be lower than the fourth quarter of fiscal 2006. Results at CMCZ are expected to remain excellent. Our anticipation is that fabrication profits will improve as finished goods steel prices remain relatively flat. Our Recycling segment will again post strong results, both from ferrous and nonferrous areas, although down from the fourth quarter of fiscal 2006. We expect the Marketing and Distribution segment to have another satisfactory quarter driven by relatively firm volume and margins in various steel markets, improved results in nonferrous semis, and steady performance for industrial materials. Accordingly, we estimate that our first quarter LIFO diluted earnings per share will be between $0.65 and $0.75.
We anticipate that our capital spending for 2007 will be $201 million, including the start of implementing a new wire rod block line at CMCZ and new mill stands and reheat furnace at our Alabama mill. We believe that we will derive benefits from reduced operating costs and increased productivity in 2007 from the new large capacity shredder at CMCZ and the continuous caster project at our CMC Texas mill which became operational in the fourth quarter of 2006, and from other capital projects to be completed in fiscal 2007.
Long-Term Outlook
The rapid expansion of a number of emerging economies, including China and India, has been a major catalyst for the strong steel and nonferrous markets around the world. The magnitude of the growth in these economies has been a new dynamic in the global marketplace. Therefore, we believe that there is an enhanced prospect of significant long-term growth in demand for the global materials sector. We believe that we are well-positioned to exploit long-term opportunities. We expect strong demand for our products due to demand throughout the major global economies as well as continued growth in developing countries. Emerging countries often have a higher growth rate for steel and nonferrous metals consumption. We believe that the demand will increase in Asia, particularly in China and India, as well as in Central and Eastern Europe.
We believe that there will be further consolidation in our industries, and we plan to continue to participate in a prudent way. The reasons for further consolidation include a historically inadequate return on capital for many companies, a high degree of fragmentation, the need to eliminate non-competitive capacity and more effective marketing.
We also believe our aggressive capital expenditure plan will allow us to improve efficiency and cost effectiveness and help us meet our customers’ demand for our products currently and in future years. We are undertaking a 5-year enterprise resource planning system implementation program to improve our operating systems.
2005 Compared to 2004
Domestic Mills Net sales and adjusted operating profit were higher in 2005 due primarily to higher selling prices and metal margins at our domestic steel mills as compared to 2004. Metal margins for the segment increased significantly in 2005 as compared to 2004 because increases in selling prices at our domestic steel mills more than offset the increases in scrap purchase and other input costs. Although our copper tube minimill increased its selling prices during 2005 as compared to 2004, purchase prices of copper scrap increased even more. As a result, our metal margin declined for this mill. Also, expenses related to valuing our inventories under the LIFO method decreased as compared to 2004 primarily because scrap purchase and other input costs did not increase as rapidly in 2005 as compared to 2004. During the year ended August 31, 2005, we recorded $20.1 million recoveries for the settlement of insurance claims relating to prior year transformer failures at our steel minimills.
Adjusted operating profit for our four domestic steel minimills was $227.7 million for the year ended August 31, 2005 as compared to $85.8 million for 2004. Selling prices and metal margins increased in 2005 as compared to 2004 due to strong global demand for steel. Also, the competition from foreign steel imports was less as a result of the weaker U.S. dollar and stronger global markets. Average scrap purchase costs were higher than last year due primarily to increased world demand for ferrous scrap. Our overall metal margins increased, resulting in significantly higher total adjusted operating profits for the four steel minimills in 2005 as compared to 2004. The table below reflects domestic steel and ferrous scrap prices per ton for the year ended August 31:

			Increase
	2005	2004	$	%

Average mill selling price (finished goods)	$489	$385	$104	27%
Average mill selling price (total sales)	473	379	94	25%
Average cost of ferrous scrap consumed	199	164	35	21%
Average FIFO metal margin	274	215	59	27%
Average ferrous scrap purchase price	171	149	22	15%

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
Overall, our domestic steel minimills recorded $7.7 million LIFO expense in 2005 as compared to $24.1 million in 2004. Our utility expenses increased by $924 thousand (1%) in 2005 as compared to 2004. Electricity decreased by $664 thousand (1%) due to both lower usage from decreased overall production and rate decreases due to refunds. Natural gas costs increased by $1.6 million (7%) due to higher rates which more than offset lower usage. Costs for ferroalloys increased by $11.6 million in 2005 as compared to 2004 largely due to more demand from U.S. mills, the impact of the weaker U.S. dollar and higher ocean freight costs on these imported items. Also, in 2005, all of our domestic steel minimills focused on controlling costs and improving productivity, quality and safety. The Texas highway building program provided good business opportunities for CMC Texas. A new scrap yard was established at CMC Alabama to improve scrap flow and reduce congestion inside the mill and reduce scrap handling costs. The installation of a new electric arc furnace transformer and expansion of the baghouse at CMC South Carolina increased our steel melting capacity. During the year ended August 31, 2005, CMC Texas and CMC South Carolina recorded $10.3 million and $9.8 million, respectively, from insurance recoveries (see Note 11 — Commitments and Contingencies, to the consolidated financial statements).
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

CMCZ On December 3, 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), a steel minimill in Zawiercie, Poland. The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

	Year		Nine Months
	Ended August 31,		Ended August 31,
(in thousands)	2005		2004

Tons melted	1,101		1,159
Tons rolled	871		863
Tons shipped	1,092		1,082
Average mill selling price (total sales)	1,376	PLN*	1,466	PLN
Average cost of ferrous scrap consumed	790	PLN	761	PLN
Average metal margin	586	PLN	705	PLN
Average ferrous scrap purchase price	650	PLN	690	PLN
Average mill selling price(total sales)	$418		$380
Average cost of ferrous scrap consumed	$240		$179
Average metal margin	$178		$201
Average ferrous scrap purchase price	$198		$179

*	Polish Zlotys
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
Domestic Fabrication During the year ended August 31, 2005, we acquired the operating assets of J.L. Davidson Company’s rebar fabricating facility in California and a joist manufacturing plant in Juarez, Mexico. These acquisitions did not significantly impact our 2005 adjusted operating profit. On December 23, 2003, we acquired 100% of the stock of Lofland Acquisition, Inc. (Lofland) which operates steel reinforcing bar fabrication and construction-related product sales facilities in Texas, Arkansas, Louisiana, Oklahoma, New Mexico and Mississippi. During the first four months of 2005, this acquisition accounted for $38 million and $1.6 million in net sales and adjusted operating profit, respectively, and also accounted for 56 thousand tons shipped during the same period. See Note 2, Acquisitions, to the consolidated financial statements. Our domestic fabrication segment’s overall adjusted operating profit increased in 2005 as compared to 2004 due to our overall higher average selling prices and higher shipments which more than offset increases in our steel purchase costs. Market conditions were favorable, resulting in higher gross margins in all of our product lines including rebar fabrication, construction-related products, steel fence posts, steel joists, castellated beams and structural steel fabrication. The table below shows our average fabrication selling prices per short ton (excluding stock and buyout sales) and total fabrication plant shipments for the years ended August 31:

			Increase
Average selling price*	2005	2004	Amount	%

Rebar	$738	$586	$152	26%
Joist	1,112	871	241	28%
Structural	1,785	1,272	513	40%
Post	698	538	160	30%

*	Excluding stock and buyout sales

			Increase
Tons shipped	2005	2004	Amount	%

Rebar	874	803	71	9%
Joist	282	236	46	19%
Structural	85	85		0%
Post	101	126	(25)	(20%)

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
Recycling Gross margins in 2005 were 5% higher as compared to 2004. Our ferrous and nonferrous scrap selling prices increased because demand from Far Eastern buyers, especially China, and the weaker U.S. dollar resulted in more scrap exports by our competitors, especially early in fiscal 2005. The ferrous scrap market was extremely volatile during 2005, and scrap prices generally decreased after our first quarter. Our ferrous sales volumes decreased slightly during 2005 as compared to 2004 due to production cutbacks and cautious buying by our steel mill customers. However, by the end of the 2005 fourth quarter, global demand for ferrous scrap increased which resulted in increased prices. During 2005, our nonferrous scrap shipments increased as compared to 2004 due to higher demand for aluminum, copper and stainless steel scrap, although demand for stainless weakened in our fourth quarter. The following table reflects our recycling segment’s average selling prices per short ton and tons shipped (in thousands) for the year ended August 31:

			Increase (Decrease)
	2005	2004	Amount	%

Average ferrous selling price	$186	$172	$14	8%
Average nonferrous selling price	$1,634	$1,382	$252	18%
Ferrous tons shipped	1,871	1,979	(108)	(5)%
Nonferrous tons shipped	292	258	34	13%
Total volume processed and shipped*	3,331	3,411	(80)	(2)%

*	Includes all of our domestic processing plants.
Also, we recorded $3.0 million LIFO expense for the year ended August 31, 2005 as compared to $5.2 million in 2004, due primarily to increased average material purchase costs for the fiscal year.
Marketing and Distribution Net sales in our marketing and distribution segment increased by $1 billion (55%) for the year ended August 31, 2005 to $2.9 billion as compared to 2004, $55 million of which resulted from functional currency fluctuations. Our adjusted operating profit for the year ended August 31, 2005 was $90.4 million as compared to $39.4 million in 2004, an increase of 129%. Our increased profitability in marketing and distribution was largely the result of our strategy in recent years to build up our regional business around the world and to increase our downstream presence. The net effect of functional currency fluctuations on our adjusted operating profit was immaterial. The majority of the increases in net sales and adjusted operating profit were due to higher shipments and selling prices in 2005 as compared to 2004. The effect of these increases was partially offset by $1.5 million LIFO expense in 2005. LIFO expense of $13.8 million was recorded in 2004. Markets were favorable in most geographic regions around the world. We imported more steel, aluminum, copper and stainless steel semi-finished products into the United States, and gross margins for these products were higher in 2005 as compared to 2004. Our net sales to and within Europe, Asia (including China) and Australia increased significantly in 2005 as compared to 2004 due mainly to significant selling price increases which more than offset increases in purchases costs for our products and higher freight costs. Our 2005 sales and adjusted operating profits for industrial materials and products (including minerals, ores, refractories, ferroalloys and various metals and alloys) were at record levels because of strong global demand from the metals industry and short supply. Also, we added several new products. However, during our fourth quarter, prices decreased for some industrial materials and products, returning to more historical levels. During 2005, we received a dividend of CZK 62.4 million ($2.6 million) from our 11% investee, Trinecke Zelezarny, a Czech steel mill, as compared to a dividend of CZK 34.1 million ($1.6 million) received in 2005.
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
Consolidated Data On a consolidated basis, the LIFO method of inventory valuation decreased our net earnings by $12.5 million and $48.6 million ($0.10 and $0.41 per diluted share) for the years ended August 31, 2005 and 2004, respectively.
Our overall selling, general and administrative expenses increased by $57.4 million (16%) for the year ended August 31, 2005 as compared to 2004. Most of this increase was due to higher discretionary incentive compensation and profit sharing accruals during the year ended August 31, 2005 as compared to 2004 due to increased earnings. Our acquisitions of CMCZ and Lofland accounted for

$10.0 million of the increase for the year ended August 31, 2005. Our selling, general and administrative expenses for the year ended August 31, 2004 included asset impairment charges of $6.6 million and losses on reacquisition of debt of $3.1 million. Foreign currency fluctuations resulted in increases in selling, general and administrative expenses of $1.3 million for the year ended August 31, 2005 as compared to 2004.
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
2006 Liquidity and Capital Resources
See Note 6, Credit Arrangements, to the consolidated financial statements.
Our sources, facilities and availability of liquidity and capital resources as of August 31, 2006 (dollars in thousands):

	Total Facility	Availability
Net cash flows from operating activities	$233,383	$	N/A
Commercial paper program*	400,000		375,425
Domestic accounts receivable securitization	130,000		130,000
International accounts receivable sales facilities	90,980		29,075
Bank credit facilities — uncommitted	997,980		448,679
Notes due from 2007 to 2013	350,000		**
Trade financing arrangements	**	As required
CMC international short-term credit facility	112,000		52,000
CMCZ revolving credit facility	32,573		32,573
CMCZ term note due March 2009	18,322		—
CMCZ & CMC Poland equipment notes	11,898		—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $24.6 million of stand-by letters of credit issued as of August 31, 2006.

**	With our investment grade credit ratings and current industry conditions we believe we have access to cost-effective public markets for potential refinancing or the issuance of additional long-term debt and financial institutions for trade financing arrangements.
Certain of our financing agreements, both domestically and at CMCZ, include various covenants, of which we were in compliance at August 31, 2006. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
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

During the year ended August 31, 2006, we generated $233.4 million of net cash flows from our operating activities as compared to the $188.4 million of net cash flows provided by our operating activities for the year ended August 31, 2005. Significant fluctuations in working capital were as follows:
•	Increased accounts receivable — higher selling prices and increased volume.

•	Increased inventories — higher carrying costs, increased volume and more in-transit inventory, offset by a much higher LIFO reserve.

•	Increased other assets — increase in segregated assets held in trust related to deferred compensation liability and higher inventory of construction related rental assets.

•	Increased accounts payable and accrued expenses — higher purchase costs, increased volume and higher profit sharing and incentive compensation accrued.
We invested $131.2 million in property, plant and equipment during the year ended August 31, 2006, which was more than the $110.2 million spent during 2005. During 2006, we spent $44.4 million for the acquisitions of businesses as compared to $12.3 million in 2005 and $99.4 million in 2004.
In May 2006, we paid a two-for-one stock split in the form of a 100% stock dividend on our common stock and also increased our quarterly cash dividend to 6 cents per share on the increased number of shares resulting from the stock dividend. During the year ended August 31, 2006, we received $23.7 million from stock issued under our employee incentive and stock purchase plans as compared to $18.7 million in 2005 and $19.5 million in 2004. We purchased 3,469,240 shares of our common stock during the year ended August 31, 2006 at $22.67 per share for a total of $78.7 million. During 2005 and 2004, we spent $77.1 million and $4.6 million, respectively, to acquire our common stock. We paid dividends of $20.2 million during the year ended August 31, 2006 as compared to $13.7 million and $9.8 million in 2005 and 2004, respectively.
Our contractual obligations for the next twelve months of $1.1 billion are typically expenditures to be paid in the ordinary course of revenue generatiang activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
Contractual Obligations
The following table represents our contractual obligations as of August 31, 2006 (dollars in thousands):

	Payments Due By Period*
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$382,248	$60,162	$119,150	$2,884	$200,052
Notes payable	60,000	60,000	—	—	—
Interest(2)	103,425	22,744	33,205	22,620	24,856
Operating leases(3)	99,379	25,614	37,415	21,284	15,066
Purchase obligations(4)	1,201,795	922,848	186,504	72,430	20,013

Total contractual cash obligations	$1,846,847	$1,091,368	$376,274	$119,218	$259,987

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the August 31, 2006 consolidated balance sheet. See Note 6, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of August 31, 2006.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of August 31, 2006. See Note 11, Commitments and Contingencies, to the consolidated financial statements.

(4)	Approximately 92% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments
We maintain stand-by letters of credit to provide support for certain transactions that our customers or suppliers request. At August 31, 2006, we had committed $32.3 million under these arrangements. All commitments expire within one year.
In January 2005, we entered into a guarantee agreement to assist one of our Chinese coke suppliers to obtain pre-production financing from a bank. In May 2006, we entered into another guarantee agreement for one of our suppliers’ financing. Our maximum exposure under the guarantees at August 31, 2006 was $2.9 million. See Note 11, Commitments and Contingencies, to the consolidated financial statements.
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
Solid and Hazardous Waste We currently own or lease, and in the past owned or leased, properties that have been used in our operations. Although we used operating and disposal practices that were standard in the industry at the time, wastes may have been disposed or released on or under the properties or on or under locations where such wastes have been taken for disposal. We are currently involved in the investigation and remediation of several such properties. State and federal laws applicable to wastes and contaminated properties have gradually become stricter over time. Under new laws, we could be required to remediate properties impacted by previously disposed wastes. We have been named as a potentially responsible party (PRP) at a number of contaminated sites.

We generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA) and comparable state and/or local statutes where we operate. These statutes, regulations and laws may have limited disposal options for certain wastes.
Superfund The U.S. Environmental Protection Agency (EPA) or an equivalent state agency notified us that we are considered a PRP at thirteen sites, none owned by us. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or a similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. At August 31, 2006, based on currently available information, which is in many cases preliminary and incomplete, we believe that our aggregate liability for cleanup and remediation costs in connection with nine of the thirteen sites will be between $2.2 million and $2.8 million. We have accrued for these liabilities based upon our best estimates. We are not able to estimate the possible range of loss on the other sites. The amounts paid and the expenses incurred on these thirteen sites for the year ended August 31, 2006, 2005 and 2004 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.
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
In fiscal 2006, we incurred environmental expenses of $18.6 million. The expenses included the cost of environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. Approximately $6.2 million of our capital expenditures for 2006 related to costs directly associated with environmental compliance. At August 31, 2006, $6.3 million was accrued for environmental liabilities of which $3.7 million was classified as other long-term liabilities.
Business Interruption Insurance Claims and Unclaimed Property
See Note 11, Commitments and Contingencies to the consolidated financial statements.
Dividends
We have paid quarterly cash dividends in each of the past 168 consecutive quarters. We paid dividends in our fiscal year 2006 at the rate of 3 cents per share in the first two quarters, 5 cents for the third quarter and 6 cents for the fourth quarter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Approach to Minimizing Market Risk See Note 7, Financial Instruments, Market and Credit Risk, to the consolidated financial statements for disclosure regarding our approach to minimizing market risk. Also, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements. The following types of derivative instruments were outstanding at August 31, 2006, in accordance with our risk management program.
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
Interest Rates If interest rates increased or decreased by one percentage point, the effect on interest expense related to our variable-rate debt and the fair value of our long-term debt would be approximately $221 thousand and $13 million, respectively.
The following table provides certain information regarding the foreign exchange and commodity financial instruments discussed above.
Foreign Currency Exchange Contract Commitments as of August 31, 2006:

Functional Currency		Foreign Currency			U.S. $
	Amount		Amount	Range of	Equivalent
Type	(in thousands)	Type	(in thousands)	Hedge Rates	(in thousands)

AUD	149,666	USD	113,068	0.7152-0.7740	$113,068
PLN	84,262	EUR	21,367	0.2461-0.2573	26,154
EUR	46,679	USD	60,132	1.2580-1.2942	60,132
GBP	23,859	USD	41,456	1.8775-1.9096	41,456
GBP	116	EUR	172	1.4837	211
AUD	845	JPY**	72,385	82.55-89.06	627
AUD	1,271	EUR	754	0.5698-0.5966	923
AUD	269	GBP	109	0.4033-0.4082	61
USD	10,725	PLN	33,000	3.0659-3.0750	10,725
USD	287	EUR	225	0.7753-0.7907	287

					253,644
Revaluation as of August 31, 2006, at quoted market					253,367

Unrealized loss					$277

*	Substantially all foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

**	Japanese Yen

As of August 31, 2005 (in thousands):
Revaluation at quoted market	$204,727
Unrealized gain	$165

Metal Commodity Contract Commitments as of August 31, 2006:

						Range or	Total Contract
						Amount of	Value at
		Long/	# of	Standard	Total	Hedge Rates	Inception
Terminal Exchange	Metal	Short	Lots	Lot Size	Weight	Per MT/lb.	(in thousands)

London Metal
Exchange (LME)	Aluminum	Long	643	25 MT	16,075 MT	$2,139.00-2,803.00	$15,659
	Aluminum	Short	357	25 MT	8,925 MT	2,390.50-2,940.00	22,901
	Copper	Long	58	25 MT	1,450 MT	6,725.00-7,898.00	10,982
	Copper	Short	111	25 MT	2,775 MT	6,800.00-7,903.50	21,288
	Nickel	Long	20	6 MT	120 MT	30,743.64	3,689
	Nickel	Short	170	6 MT	1,020 MT	19,450.00-29,525.00	25,054
	Zinc	Short	3	55,000 lbs.	165,000 lbs.	2,880.00-3,405.00	241
New York Mercantile
Exchange	Copper	Long	522	25,000 lbs.	14.0 MM lbs.	136.00-365.85	43,778
Commodities Division (Comex)	Copper	Short	319	25,000 lbs.	8.0 MM lbs.	309.50-371.00	27,728

							171,320
Revaluation as of August 31, 2006, at quoted market							168,259

Unrealized gain							$3,061

•	MT = Metric Ton

•	MM = Millions

•	lbs. = Pounds

As of August 31, 2005 (in thousands):
Revaluation at quoted market	$72,069
Unrealized gain	$261
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
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of August 31, 2006. Deloitte & Touche LLP has audited this assessment of our internal control over financial reporting; their report is included on page 40 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Commercial Metals Company
Irving, Texas
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment, effective September 1, 2005.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 6, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
November 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Commercial Metals Company
Irving, Texas
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Commercial Metals Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2006 of the Company and our report dated November 6, 2006 expressed an unqualified opinion on those financial statements with an explanatory paragraph related to the Company’s adoption of Statement of Financial Standards No. 123 (revised 2004) Share Based Payment, effective September 1, 2005.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
November 6, 2006

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended August 31,
(in thousands, except share data)	2006	2005	2004

Net sales	$7,555,924	$6,592,697	$4,768,327
Costs and expenses:
Cost of goods sold	6,476,832	5,693,483	4,160,726
Selling, general and administrative expenses	495,030	424,994	367,550
Interest expense	29,569	31,187	28,104

	7,001,431	6,149,664	4,556,380

Earnings before income taxes and minority interests	554,493	443,033	211,947
Income taxes	187,937	157,996	65,055

Earnings before minority interests	366,556	285,037	146,892
Minority interests (benefit)	10,209	(744)	14,871

Net earnings	$356,347	$285,781	$132,021

Basic earnings per share	$3.02	$2.42	$1.15

Diluted earnings per share	$2.89	$2.32	$1.11

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$180,719	$119,404
Accounts receivable (less allowance for collection losses of $16,075 and $17,167)	1,134,823	829,192
Inventories	762,635	706,951
Other	66,615	45,370

Total current assets	2,144,792	1,700,917

Property, plant and equipment:
Land	44,702	41,887
Buildings and improvements	268,755	245,924
Equipment	970,973	863,748
Construction in process	51,184	49,183

	1,335,614	1,200,742
Less accumulated depreciation and amortization	(746,928)	(695,158)

	588,686	505,584
Goodwill	35,749	30,542
Other assets	129,641	95,879

	$2,898,868	$2,332,922

See notes to consolidated financial statements.

	August 31,
(in thousands, except share data)	2006	2005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$526,408	$408,342
Accounts payable-documentary letters of credit	141,713	140,986
Accrued expenses and other payables	379,764	293,598
Income taxes payable and deferred income taxes	14,258	40,126
Short-term trade financing arrangements	—	1,667
Notes payable — CMC International	60,000	—
Current maturities of long-term debt	60,162	7,223

Total current liabilities	1,182,305	891,942

Deferred income taxes	34,550	45,629
Other long-term liabilities	78,789	58,627
Long-term debt	322,086	386,741

Total liabilities	1,617,730	1,382,939

Minority interests	61,034	50,422
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01and $5.00 per share: authorized 200,000,000 shares; issued 129,060,664 and 64,530,332 shares; outstanding 117,881,160 and 58,130,723 shares	1,290	322,652
Additional paid-in capital	346,994	14,813
Accumulated other comprehensive income	33,239	24,594
Unearned stock compensation	—	(5,901)
Retained earnings	980,454	644,319

	1,361,977	1,000,477

Less treasury stock 11,179,504 and 6,399,609 shares at cost	(141,873)	(100,916)

Total stockholders’ equity	1,220,104	899,561

	$2,898,868	$2,332,922

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended August 31,
(in thousands)	2006	2005	2004

Cash Flows From (Used By) Operating Activities:
Net earnings	$356,347	$285,781	$132,021
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	85,378	76,610	71,044
Minority interests (benefit)	10,209	(744)	14,871
Asset impairment charges	—	300	6,583
Provision for losses on receivables	2,676	6,604	6,154
Share-based compensation	9,526	1,115	—
Loss on reacquisition of debt	—	—	3,072
Net gain on sale of assets	(2,518)	(877)	(1,319)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(297,924)	(217,398)	(223,845)
Accounts receivable sold	—	—	77,925
Inventories	(36,196)	(49,313)	(290,474)
Other assets	(48,498)	(6,997)	10,001
Accounts payable, accrued expenses, other payables and income taxes	171,045	83,757	223,968
Deferred income taxes	(34,459)	(8,934)	2,142
Other long-term liabilities	17,797	18,499	11,403

Net Cash Flows From Operating Activities	233,383	188,403	43,546

Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(131,235)	(110,214)	(51,889)
Purchase of interests in CMC Zawiercie and subsidiaries	(1,165)	—	—
Sales of property, plant and equipment and other	11,290	5,034	3,192
Acquisitions of CMC Zawiercie and Lofland, net of cash acquired	—	—	(99,401)
Acquisitions of other businesses, net of cash acquired	(44,391)	(12,310)	(2,110)

Net Cash Used By Investing Activities	(165,501)	(117,490)	(150,208)

Cash Flows From (Used By) Financing Activities:
Increase in documentary letters of credit	727	24,288	41,916
Proceeds from trade financing arrangements	—	—	35,307
Payments on trade financing arrangements	(1,667)	(22,322)	(34,343)
Short-term borrowings, net change	60,000	(586)	(702)
Proceeds from issuance of long-term debt	14,495	—	238,400
Payments on long-term debt	(28,800)	(17,222)	(132,680)
Stock issued under incentive and purchase plans	23,659	18,703	19,530
Tax benefits from stock plans	21,240	12,183	6,148
Treasury stock acquired	(78,662)	(77,077)	(4,586)
Dividends paid	(20,212)	(13,652)	(9,764)
Debt reacquisition and issuance costs	—	—	(4,989)

Net Cash From (Used By) Financing Activities	(9,220)	(75,685)	154,237
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,653	617	926

Increase (Decrease) in Cash and Cash Equivalents	61,315	(4,155)	48,501
Cash and Cash Equivalents at Beginning of Year	119,404	123,559	75,058

Cash and Cash Equivalents at End of Year	$180,719	$119,404	$123,559

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Accumulated			Treasury Stock
			Additional	Other	Unearned
	Number of		Paid-In	Comprehensive	Stock	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total

Balance, September 1, 2003	32,265,166	$161,326	$863	$2,368	$	$401,869	(4,270,476)	$(59,493)	$506,933

Comprehensive income:
Net earnings						132,021			132,021
Other comprehensive income –
Foreign currency translation adjustment, net of taxes of $4,996				9,279					9,279
Unrealized gain on derivatives, net of taxes of $574				1,066					1,066

Comprehensive income									142,366

Cash dividends						(9,764)			(9,764)
Treasury stock acquired							(143,847)	(4,586)	(4,586)
Stock issued under incentive and purchase plans			921				1,427,121	18,609	19,530
Tax benefits from stock plans			6,148						6,148

Balance, August 31, 2004	32,265,166	161,326	7,932	12,713		524,126	(2,987,202)	(45,470)	660,627

Comprehensive income:
Net earnings						285,781			285,781
Other comprehensive income (loss)–
Foreign currency translation adjustment, net of taxes of $240				12,778					12,778
Unrealized loss on derivatives, net of taxes of $(257)				(897)					(897)

Comprehensive income									297,662

Cash dividends						(13,652)			(13,652)
Treasury stock acquired							(3,039,110)	(77,077)	(77,077)
Restricted stock awarded			2,600		(6,737)		272,000	4,137	—
Stock-based compensation			279		836				1,115
Stock issued under incentive and purchase plans			1,209				2,174,293	17,494	18,703
Tax benefits from stock plans			12,183						12,183
Two-for-one stock split	32,265,166	161,326	(9,390)			(151,936)	(2,819,590)		—

Balance, August 31, 2005	64,530,332	322,652	14,813	24,594	(5,901)	644,319	(6,399,609)	(100,916)	899,561

Comprehensive income:
Net earnings						356,347			356,347
Other comprehensive income (loss)–
Foreign currency translation adjustment, net of taxes of $1,506				13,404					13,404

Unrealized loss on derivatives, net of taxes of $(2,412)				(4,759)					(4,759)

Comprehensive income									364,992

Cash dividends						(20,212)			(20,212)
Change in par value of common stock		(322,007)	322,007
Treasury stock acquired							(3,469,240)	(78,662)	(78,662)
Restricted stock awarded			(2,429)				280,150	2,429	—
Stock-based compensation			3,764		5,901		(9,100)	(139)	9,526

Stock issued under incentive and purchase plans			(11,756)				2,688,617	35,415	23,659

Tax benefits from stock plans			21,240						21,240
Two-for-one stock split	64,530,332	645	(645)				(4,270,322)		—

Balance, August 31, 2006	129,060,664	$1,290	$346,994	$33,239	$—	$980,454	(11,179,504)	$(141,873)	$1,220,104

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations The Company manufactures, recycles and markets steel and metal products and related materials. Its domestic mills, recycling facilities and markets are primarily located in the Sunbelt from the mid-Atlantic area through the West. Also, the Company operates a steel minimill in Poland and processing facilities in Australia. Through its global marketing offices, the Company markets and distributes steel and nonferrous metal products and other industrial products worldwide. See Note 14, Business Segments.
Consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances are eliminated.
Investments in 20% to 50% owned affiliates are accounted for on the equity method. All investments under 20% are accounted for under the cost method.
The Company owns a 72.5% interest in CMC Zawiercie (CMCZ). The accounts of CMCZ are consolidated beginning December 1, 2003. See Note 2, Acquisitions.
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
Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production, wages and transportation costs. Also, the costs of departments that support production including materials management and quality control, are allocated to inventory.
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which specifies that certain abnormal costs must be recognized as current period charges. This Statement, which was effective for inventory costs incurred after September 1, 2005, did not materially affect the Company’s results of operations or financial position.
Property, Plant and Equipment Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Provision for amortization of leasehold improvements is made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter. At August 31, 2006, the useful lives used for depreciation and amortization were as follows:

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

Intangible Assets The following intangible assets subject to amortization are included within other assets on the consolidated balance sheets as of August 31:

	2006			2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Non-competition agreements	$6,467	$1,480	$4,987	$1,572	$709	$863
Production backlog	211	158	53	63	—	63
Customer base	6,272	1,778	4,494	5,655	1,102	4,553
Favorable land leases	4,467	168	4,299	4,096	86	4,010
Brand name	4,438	1,821	2,617	4,233	810	3,423
Other	156	114	42	113	54	59

Total	$22,011	$5,519	$16,492	$15,732	$2,761	$12,971

Excluding goodwill, there are no other significant intangible assets with indefinite lives. Goodwill represents the difference between the purchase price of acquired businesses and the fair value of their net assets. The Company has elected to test annually for goodwill impairment in the fourth quarter of the fiscal year or if a triggering event occurs. Aggregate amortization expense for intangible assets for the years ended August 31, 2006, 2005, and 2004 was $2.9 million, $1.9 million and $2.1 million, respectively. At August 31, 2006, the weighted average remaining useful lives of these intangible assets, excluding the favorable land leases in Poland, was 6 years. The weighted average lives of the favorable land leases were 83 years. Estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year
2007	$2,992
2008	2,622
2009	2,152
2010	1,945
2011	1,043
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
Asset Retirement Obligations In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of SFAS No. 143 (FIN 47). FIN 47 clarifies that an asset retirement obligation for which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the Company’s control must be recognized as a liability when incurred or acquired if it can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective for the Company’s fiscal year ending August 31, 2006 and its implementation did not have a material impact on the Company’s results of operations and financial position.
Stock-Based Compensation In December 2004, the FASB issued 123(R), requiring that the compensation cost relating to share-based compensation transactions be recognized at fair value in financial statements. The Company adopted 123 (R) effective September 1, 2005 using the modified prospective method. As a result, compensation expense was recorded for the unvested portion of previously issued awards that were outstanding at September 1, 2005. The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the remaining vesting period of previously issued awards.
The Company recognized after-tax stock-based compensation expense of $6.2 million ($.05 per diluted share) and $0.7 million ($.01 per diluted share) as a component of selling, general and administrative expenses for the twelve months ended August 31, 2006 and 2005, respectively. The cumulative effect of adoption (primarily arising from the recognition of anticipated forfeitures) was not material. At August 31, 2006, the Company had $11.1 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 34 months.

The following weighted average assumptions were required for grants in the years ended August 31:

	2006		2005		2004

Risk-free interest rate		4.79%		3.93%		2.94%
Expected life	4.57	years	4.94	years	4.36	years
Expected volatility		0.328		0.305		0.260
Expected dividend yield		1.1%		1.3%		1.0%
The weighted-average per share fair value of the awards granted in 2006, 2005 and 2004 was $7.78, $3.60, and $1.84, respectively.
See Note 9, Capital Stock, for share information on options and SARs at August 31, 2006.
Prior to the adoption of 123(R), the Company accounted for stock options and stock appreciation rights (SARs) granted to employees and directors using the intrinsic value-based method of accounting. If the Company had used the fair value-based method of accounting, net earnings and earnings per share for the years ended August 31, 2005 and 2004 would have been adjusted to the pro forma amounts listed in the table below.

(in thousands,
except per share amounts)	2005	2004

Net earnings, as reported	$285,781	$132,021
Add: Stock-based compensation expense recognized	715	—
Less: Pro forma stock-based compensation cost net of tax	(3,025)	(2,829)

Net earnings-pro forma	$283,471	$129,192
Net earnings per share-as reported:
Basic	$2.42	$1.15
Diluted	$2.32	$1.11
Net earnings per share-pro forma:
Basic	$2.40	$1.12
Diluted	$2.30	$1.08
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
Foreign Currencies The functional currency of most of the Company’s European marketing and distribution operations is the Euro. The functional currencies of the Company’s Australian, United Kingdom, CMCZ, and certain Chinese operations are the local currencies. The remaining international subsidiaries’ functional currency is the United States dollar. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Transaction gains from transactions denominated in currencies other than the functional currencies were $0.8 million, $1.5 million and $2.8 million for the years ended August 31, 2006, 2005, and 2004, respectively.
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

Statements of Cash Flows — Non-Cash Investing and Financing Activity The Company purchased computer software for operations in 2006 for $10.7 million. At August 31, 2006, it was financed by a trade account payable.
Comprehensive Income (Loss) The Company reports comprehensive income (loss) in its consolidated statement of stockholders’ equity. Comprehensive income (loss) consists of net earnings plus gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net earnings, such as gains and losses related to certain derivative instruments and translation effect of foreign currency assets and liabilities net of tax.
Reclassifications Certain immaterial reclassifications have been made in the 2005 and 2004 financial statements to conform to the classifications used in 2006.
NOTE 2. ACQUISITIONS
Fiscal 2006
During the twelve months ended August 31, 2006, the Company acquired the following businesses:
•	On August 8, 2006, the Company acquired substantially all of the operating assets of Concrete Formtek Services, Inc. (CFS), located in Riverside, California. CFS specializes in the rental of forming and shoring equipment to the California construction market.

•	On July 17, 2006, the Company acquired substantially all of the operating assets of Cherokee Supply, with facilities in Tulsa, Oklahoma and Little Rock, Arkansas. Cherokee Supply specializes in highway and commercial construction-related products supply.

•	On June 7, 2006, the Company purchased substantially all of the operating assets of Yonack Iron & Metal Co. and related companies, which operate scrap and metal processing facilities in Dallas and Forney, Texas; Stroud, Oklahoma and Lonoke, Arkansas and a plastic scrap recycling facility in Grand Prairie, Texas.

•	On March 6, 2006, the Company acquired 100% of the shares of Southmet Pty Ltd, a plate and long products processor, in Adelaide, Australia.

•	On March 1, 2006, the Company acquired substantially all of the operating assets of Brost Forming Supply, Inc., with facilities in Tucson and Phoenix, Arizona. Brost Forming Supply, Inc. specializes in concrete framework, tilt-up and concrete-related products.

•	On November 14, 2005, the Company acquired substantially all of the operating assets of Hall-Hodges Company, a reinforcing steel fabricator in Norfolk, Virginia.
These acquisitions are expected to strengthen the Company’s marketing position in the respective regions and product lines. The total purchase price of $46.0 million ($44.4 million in cash and $1.6 million in notes payable) for these acquisitions was allocated to the acquired assets and assumed liabilities based on estimates of their respective fair values. The following is a summary of the preliminary allocation of the total purchase price as of the date of the respective acquisitions (in thousands), subject to change following management’s final evaluation of the fair value assumptions:

Total

Accounts receivable	$4,255
Inventories	13,895
Other current assets	125
Property, plant and equipment	24,297
Intangible assets	4,857
Goodwill	5,149
Other assets	36
Liabilities	(6,643)
Net assets acquired	$45,971

The intangible assets acquired include customer base, trade name and non-compete agreements, which will be amortized over 5 years and a backlog, which will be amortized over 12 months.

The pro forma impact of these acquisitions on consolidated net earnings would not have materially changed reported net earnings.
          Fiscal 2005
During the twelve months ended August 31, 2005, the Company acquired the following businesses:
•	On August 16, 2005, the Company acquired substantially all of the operating assets of a Juarez, Mexico joist manufacturing facility from a subsidiary of Canam Group, Inc. of Quebec, Canada. This facility will operate as part of the Company’s domestic fabrication segment and allow the Company to achieve production synergies with its existing plants and expand the territory for its joist operations in the southwestern United States and northern Mexico.

•	On November 4, 2004, the Company acquired substantially all of the operating assets of the J.L. Davidson Company’s rebar fabricating facility located in Rialto, California. The acquisition will allow the Company to expand its supply of fabricated rebar to fab customers and to expand its supply of niche specialty and accessory products.
The total purchase price of $14.6 million ($12.3 million in cash and $2.3 million in notes payable) for these acquisitions was allocated to the acquired assets and assumed liabilities based on estimates of their respective fair values. The following is a summary of the allocation of the total purchase price as of the date of the respective acquisitions (in thousands) presented in conformity with U.S. GAAP:

Total

Inventories	$3,041
Property, plant and equipment	11,478
Backlog	63
Other assets	113
Liabilities	(104)
Net assets acquired	$14,591

The pro forma impact of these acquisitions on consolidated net earnings would not have materially changed reported net earnings.
          Fiscal 2004
During the twelve months ended August 31, 2004, the Company acquired the following significant businesses:
•	On December 23, 2003, the Company acquired 100% of the stock of Lofland Acquisition, Inc. (Lofland). Lofland was the sole stockholder of the Lofland Company and subsidiaries which operate steel reinforcing bar fabrication and construction-related product sales facilities.

•	On December 3, 2003, the Company’s Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), of Zawiercie, Poland. In connection with the acquisition, the Company also assumed debt of 176 million PLN ($45.7 million) and acquired $3.8 million in cash. CMCZ operates a steel minimill which manufactures rebar, wire rod and merchant bar products.
The total purchase price of $99.4 million ($96.6 million in net cash and $2.8 million in external costs incurred) for these acquisitions was allocated to the acquired assets and assumed liabilities based on estimates of their respective fair values. The following is a summary of the allocation of the total purchase price as of the date of the respective acquisitions (in thousands) presented in conformity with U.S. GAAP (the minority interest in CMCZ was recorded at historical cost):

Total

Accounts receivable	$61,249
Inventories	35,499
Property, plant and equipment	95,249
Goodwill	23,405
Intangible assets	13,251
Other assets	9,660
Liabilities	(64,094)
Debt	(45,717)
Minority Interest	(29,101)

Net assets acquired	$99,401

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

(Unaudited)
Year ended August 31,
(in thousands, except per share data)	2004
Net sales	$4,882,421
Net earnings	133,007
Diluted earnings per share	1.12
NOTE 3. SALES OF ACCOUNTS RECEIVABLE
The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (CMCRV). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transfers all applicable trade accounts receivable to CMCRV. CMCRV, in turn, sells an undivided percentage ownership interest in the pool of receivables to affiliates of two third party financial institutions. On April 20, 2006, the agreement with the financial institution affiliates was extended to April 14, 2007. CMCRV may sell undivided interests of up to $130 million, depending on the Company’s level of financing needs.
The Company accounts for its transfers of receivables to CMCRV together with CMCRV’s sales of undivided interests in these receivables to the financial institutions as sales. At the time an undivided interest in the pool of receivables is sold, the amount is removed from the consolidated balance sheet and the proceeds from the sale are reflected as cash provided by operating activities.
At August 31, 2006 and 2005, uncollected accounts receivable of $351 million and $275 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at August 31, 2006 and 2005. The average monthly amounts of undivided interests owned by the financial institution buyers were $833 thousand, $32.8 million and $22.1 million for the years ended August 31, 2006, 2005 and 2004, respectively. The carrying amount of the Company’s retained interest in the receivables approximated fair value due to the short-term nature of the collection period. The retained interest is determined reflecting 100% of any allowance for collection losses on the entire receivables pool. No other material assumptions are made in determining the fair value of the retained interest. This retained interest is subordinate to, and provides credit enhancement for, the financial institution buyers’ ownership interest in CMCRV’s receivables, and is available to the financial institution buyers to pay any fees or expenses due to them and to absorb all credit losses incurred on any of the receivables. The Company is responsible for servicing the entire pool of receivables. This U.S. securitization program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under one of its credit arrangements.
In addition to the securitization program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable. These arrangements also constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. In August 2004, the Company’s Australian subsidiary entered into an agreement with a financial institution to periodically sell certain trade accounts receivable up to a maximum of 50 million AUD ($38.1 million). This Australian program contains covenants in which our subsidiary must meet certain coverage and tangible net worth levels (as defined). At August 31, 2006, our Australian subsidiary was in compliance with these covenants. Uncollected accounts receivable that had been sold under these international arrangements and removed from the consolidated balance sheets were $61.9 million and $63.2 million at August 31, 2006 and 2005, respectively. The average monthly amounts of international accounts receivable sold were $61.8 million, $65.3 million and $27.7 million for the years ended August 31, 2006, 2005 and 2004, respectively.
Discounts (losses) on domestic and international sales of accounts receivable were $3.2 million, $4.1 million and $1.6 million for the years ended August 31, 2006, 2005 and 2004, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 4. INVENTORIES
Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $189.3 million and $111.4 million at August 31, 2006 and 2005, respectively, inventories valued under the first-in, first-out method (FIFO) approximated market value.
At August 31, 2006 and 2005, 69% and 56%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to CMCZ and certain marketing and distribution businesses.
The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. Approximately $54.6 million and $39.9 million were in raw materials at August 31, 2006 and 2005, respectively.
NOTE 5. ASSET IMPAIRMENT CHARGES
The Company recognized non-cash asset impairment charges of $6.6 million in its domestic fabrication segment during the year ended August 31, 2004. These impairment charges were recorded in selling, general and administrative expenses. Asset impairment charges during the years ended August 31, 2006 and 2005 were not material.
NOTE 6. CREDIT ARRANGEMENTS
The Company’s commercial paper program permits maximum borrowings of up to $400 million. The program’s capacity is reduced by outstanding standby letters of credit which totaled $24.6 million at August 31, 2006. It is the Company’s policy to maintain contractual bank credit lines equal to 100% of the amount of the commercial paper program. The $400 million unsecured revolving credit agreement matures on May 23, 2010, has a minimum interest coverage ratio (as defined) requirement of two and one-half times and a maximum debt capitalization (as defined) requirement of 60%. The agreement provides for interest based on Bank of America’s prime rate and facility fees of 12.5 basis points per annum. No compensating balances are required. The Company was in compliance with these requirements at August 31, 2006. At August 31, 2006 and 2005, no borrowings were outstanding under the commercial paper program or the related revolving credit agreements.
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
At August 31, 2005, the Company had $1.7 million (1.4 million Euro) of related-party debt recorded as short-term trade financing arrangements. The outstanding balance on the financing arrangement was paid in September 2005.

Long-term debt and amounts due within one year are as follows, as of August 31:

(in thousands)	2006	2005

6.80% notes due August 2007	$50,000	$50,000
6.75% notes due February 2009	100,000	100,000
CMCZ term note due March 2009	18,322	39,773
5.625% notes due November 2013	200,000	200,000
Other, including equipment notes	13,926	4,191

	382,248	393,964
Less current maturities	60,162	7,223

	$322,086	$386,741

At August 31, 2006 the Company was in compliance with all debt requirements for these notes. Interest on these notes is payable semiannually, excluding CMCZ which is paid quarterly.
Interest on CMCZ’s term note is accrued at the Warsaw Interbank Offered Rate (WIBOR) plus 1.1% and the average effective annual rate was 5.46% for the year ended August 31, 2006. The term note has scheduled semi-annual payments and is collateralized by CMCZ’s property, plant and equipment. On May 12, 2006 CMCZ entered into a revolving credit facility agreement with maximum borrowings of 100 million PLN ($32.6 million) and secured by CMCZ receivables. It has an expiration date of May 11, 2007 and interest is accrued at the WIBOR plus 0.55%. At August 31, 2006 no amounts were outstanding under this credit agreement. The term note and the revolving credit facility contain certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at August 31, 2006. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
CMC Poland, a wholly-owned subsidiary of the Company, owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMC Poland issued equipment notes under a term agreement dated September 2005 with 34 million PLN ($11.1 million) outstanding at August 31, 2006. Installment payments under these notes are due from 2006 through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus an applicable margin. The weighted average rate as of August 31, 2006 was 4.25%. The notes are substantially secured by the shredder equipment.
On August 29, 2006, CMC International, a subsidiary of CMC, borrowed $60 million under five short-term notes maturing in December 2006. The interest rate on the notes ranges from 5.8% to 6.0%. The notes are not collateralized and do not contain any financial covenants.
The aggregate amounts of all long-term debt maturities for the five years following August 31, 2006 are (in thousands): 2007-$60,162; 2008-$16,057; 2009-$103,088; 2010-$2,888; 2011 and thereafter-$200,063.
Interest of $2.3 million, $1.3 million, and $372 thousand was capitalized in the cost of property, plant and equipment constructed in 2006, 2005 and 2004, respectively. Interest of $29.9 million, $31.7 million, and $25.1 million was paid in 2006, 2005 and 2004, respectively.
NOTE 7. FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK
Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments’ carrying amounts are considered equivalent to fair value:
•	Cash and cash equivalents

•	Accounts receivable/payable

•	Notes payable — CMCZ

•	Trade financing arrangements
     The Company’s long-term debt is predominantly publicly held. Fair value was determined by indicated market values.

	August 31,
(in thousands)	2006	2005

Long-Term Debt:
Carrying amount	$322,085	$386,741
Estimated fair value	319,261	396,351
The Company maintains both corporate and divisional credit departments. Credit limits are set for customers. Credit insurance is used for some of the Company’s divisions. Letters of credit issued or confirmed by sound financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required. Approximately $471 million and $260 million of the Company’s accounts receivable at August 31, 2006 and 2005, respectively, were secured by credit insurance and/or letters of credit.
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
The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the years ended August 31, 2006, 2005 and 2004.
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

Earnings (Expense)	2006	2005	2004

Net sales (foreign currency instruments)	$(30)	$(293)	$377
Cost of goods sold (commodity instruments)	2,261	(400)	670
The Company’s derivative instruments were recorded as follows on the consolidated balance sheets (in thousands) at August 31:

	2006	2005

Derivative assets (other current assets)	$5,633	$2,563
Derivative liabilities (other payables)	8,323	2,151
The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the years ended August 31 (in thousands):

	2006	2005	2004

Change in market value (net of taxes)	$(4,689)	$(785)	$1,164
(Gain) reclassified into net earnings, net	(70)	(112)	(98)

Other comprehensive income (loss)-unrealized gain (loss) on derivatives	$(4,759)	$(897)	$1,066

During the twelve months following August 31, 2006, $4.3 million in losses related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $112 thousand in gains will be reclassified as interest expense related to an interest rate lock.
All of the instruments are highly liquid and none are entered into for trading purposes.
The FASB has issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. We are required to adopt the provisions of this statement in the first quarter of fiscal 2008. Management is reviewing the potential effects of this statement; however, it does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial statements.

NOTE 8. INCOME TAXES
The provisions for income taxes include the following:

	Year ended August 31,
(in thousands)	2006	2005	2004

Current:
United States	$178,259	$137,118	$41,005
Foreign	22,875	3,196	18,050
State and local	18,960	9,257	4,317

	220,094	149,571	63,372
Deferred	(32,157)	8,425	1,683

	$187,937	$157,996	$65,055

Taxes of $204.6 million, $118.8 million and $33.9 million were paid in 2006, 2005 and 2004, respectively.
Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The sources and deferred tax liabilities (assets) associated with these differences are:

	August 31,
(in thousands)	2006	2005

Deferred tax assets:
Deferred compensation	$32,088	$19,907
Net operating losses (less allowances of $2,549 and $720)	1,092	3,885
Reserves and other accrued expenses	7,707	9,381
Impaired assets	2,326	2,361
Allowance for doubtful accounts	5,059	5,594
Other	7,437	4,341

Deferred tax assets	$55,709	$45,469

Deferred tax liabilities:
Deferred revenue	$4,421	$2,010
Tax on difference between tax and book depreciation	42,851	45,144
U.S. taxes provided on foreign income and foreign taxes	22,811	20,841
Inventory	8,158	36,260
Other	5,860	4,091

Deferred tax liabilities	$84,101	$108,346

Net deferred tax liability	$28,392	$62,877

Amounts recognized in the consolidated balance sheets consist of:

	August 31,
(in thousands)	2006	2005

Deferred tax asset — current	$5,187	$2,895
Deferred tax asset — long term	8,718	6,947
Deferred liability — current	7,747	27,090
Deferred tax liability — long term	34,550	45,629

Net deferred tax liability	$28,392	$62,877

The Company uses substantially the same depreciable lives for tax and book purposes. Changes in deferred taxes relating to depreciation are mainly attributable to differences in the basis of underlying assets recorded under the purchase method of accounting. The Company provides United States taxes on unremitted foreign earnings except for its operations in CMCZ and Australia, which it considers to be permanently invested. The amounts of these permanently invested earnings at August 31, 2006 were $88.0 million and $54.1 million for CMCZ and Australia, respectively. In the event that the Company repatriated these earnings, incremental U.S. taxes may be incurred. The Company has determined that it is not practicable to determine the amount of these incremental U.S. taxes. Net operating losses consist of $42.3 million of state net operating losses that expire during the tax years ending from 2008 to 2026. These assets will be reduced as tax expense is recognized in future periods.
Reconciliations of the United States statutory rates to the effective rates are as follows:

	Year ended August 31,
	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
State and local taxes	2.5	1.4	1.3
Manufacturing deduction	(0.7)	—	—
Extraterritorial income deduction	(0.4)	(0.4)	(1.3)
Foreign rate differential	(1.5)	(0.3)	(4.4)
Tax repatriation charge (benefit)	(0.7)	—	—
Other	(0.3)	—	0.1

Effective tax rate	33.9%	35.7%	30.7%

On October 22, 2004, the American Jobs Creation Act of 2004 (“the AJCA”) was signed into law. The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. On August 28, 2006, our Chief Executive Officer approved our domestic reinvestment plan pursuant to the Foreign Earnings Repatriation Provision of the AJCA which was ratified by the Board of Directors on August 31, 2006. As a result, we repatriated $18.7 million in unremitted foreign earnings net of Swiss withholding tax from a Swiss subsidiary during the fourth quarter of fiscal 2006, the majority of which was eligible to be taxed at a reduced effective tax rate (as reflected in the statutory rate reconciliation table above). Accordingly, the Company recognized a related income tax expense for federal and state taxes of $1.4 million. Moreover, there was a $1.0 million foreign withholding tax expense pursuant to the dividend payment. In adopting the plan, which was implemented in fiscal year 2006, we considered the goals of the AJCA, and we have invested the repatriated funds consistent with the requirements of the AJCA and in a manner that we believe will achieve the benefits intended under the AJCA. Among the types of permissible investments of these repatriated funds are capital expenditures, worker hiring, training and non-executive compensation in the US.
On May 18, 2006 the State of Texas passed a bill to replace the current franchise tax with a new margin tax to be effective January 1, 2008. The Company estimates the new margin tax will not have a significant impact on tax expense for deferred tax assets and liabilities.
In June 2006, the FASB issued FIN 48, ''Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,’’ which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, ''Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.
NOTE 9. CAPITAL STOCK
On April 24, 2006, the Company declared a two-for-one stock split in the form of a 100% stock dividend on the Company’s common stock payable May 22, 2006 to shareholders of record on May 8, 2006. The stock dividend resulted in the issuance of 64,530,332 additional shares of common stock and a transfer of $0.6 million from additional paid-in capital at the record date. All per share and weighted average share amounts in the accompanying consolidated financial statements have been restated to reflect the stock split. The Company also instituted a quarterly cash dividend of $0.06 cents per share on the increased number of shares resulting from the stock dividend effective with the July, 2006 dividend payment.

On January 26, 2006, the shareholders of the Company voted to increase the authorized shares of common stock from 100,000,000 to 200,000,000 shares. The shareholders also voted to change the par value of the Company’s common stock from $5.00 to $0.01 per share. As a result, $322 million was transferred from common stock to additional paid-in capital.
On July 19, 2006, the Company’s Board of Directors authorized the purchase of up to 5,000,000 shares of the Company’s common stock. During fiscal 2006, the Company purchased 1,658,240 common shares for treasury under this authorization and 1,811,000 common shares under a prior authorization. At August 31, 2006, the company had remaining authorization to purchase 3,341,760 of its common shares.
Stock Purchase Plan Almost all U.S. resident employees with a year of service at the beginning of each calendar year may participate in the Company’s employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors establishes the purchase discount from the market price. The discount was 25% for each of the three years ended August 31, 2006, 2005 and 2004. Yearly activity of the stock purchase plan was as follows:

	2006	2005	2004

Shares subscribed	761,620	1,454,520	1,191,480
Price per share	$13.44	$7.94	$5.03
Shares purchased	1,316,720	1,048,080	909,360
Price per share	$7.97	$5.04	$3.09
Shares available	1,563,384
The Company recorded compensation expense for this plan of $3.2 million, $3.0 million and $1.5 million in 2006, 2005 and 2004, respectively.
Stock Incentive Plans The 1986 Stock Incentive Plan (1986 Plan) terminated November 23, 1996, except for awards then outstanding. Under the 1986 Plan, stock options were awarded to full-time salaried employees. The option price was the fair market value of the Company’s stock at the date of grant, and the options are exercisable two years from date of grant. There are no outstanding awards under this plan as of August 31, 2006.
The 1996 Long-Term Incentive Plan (1996 Plan) was approved in December 1996. Under the 1996 Plan, stock options, SARs, and restricted stock may be awarded to employees. The option price for both the stock options and the SARs will not be less than the fair market value of the Company’s stock at the date of grant. The outstanding option awards under the 1996 Plan vest 50% after one year and 50% after two years from date of grant and will expire seven years after grant. The terms of the 1996 Plan resulted in additional shares being reserved for issuance of 2,632,656 in 2005 and 3,739,880 in 2004. During fiscal year 2006, the Company issued 264,150 shares of restricted stock to employees and issued SARs relating to the appreciation in 639,030 shares of its common stock at a weighted average exercise price of $24.53 per share (the exercise price equaled the market price on the date of grant). These SARs and the restricted stock vest over a three-year period in increments of one-third. The Company’s Board of Directors voted to terminate the 1996 Plan effective August 31, 2006, except for awards then outstanding. As a result of this action, no additional shares will be available for grants under this plan.
In January 2000, the Company’s stockholders approved the 1999 Non-Employee Director Stock Option Plan and authorized 800,000 shares to be made available for grant. The price of these options is the fair market value of the Company’s stock at the date of the grant. The options granted vest 50% after one year and 50% after two years from the grant date. Under this Plan, any outside director could elect to receive all or part of fees otherwise payable in the form of a stock option. Options granted in lieu of fees are immediately vested. All options expire seven years from the date of grant. The 1999 Non-Employee Director Stock Plan was amended with stockholder approval in January 2005 in order to provide annual grants of either options or restricted stock to non-employee directors. This annual award can either be in the form of a nonqualified stock option grant for 24,000 shares or a restricted stock award of 4,000 shares. On January 26, 2006, the Company issued an aggregate of 32,000 shares of common stock to eight non-employee directors. Restricted stock award vests over a two-year period.
Prior to vesting, restricted stock award recipients receive an amount equivalent to any dividend declared on the Company’s common stock.

Combined information for shares subject to options and SARs for the three plans was as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

September 1, 2003
Outstanding	15,379,672	$3.65	$2.75-5.36
Exercisable	10,623,212	3.56	2.75-5.36
Granted	3,570,288	7.77	7.53-7.79
Exercised	(5,155,580)	3.58	2.94-4.30
Forfeited	(117,320)	4.05	2.95-7.79
Increase authorized	3,739,880

August 31, 2004
Outstanding	13,677,060	$4.75	$2.75-7.79
Exercisable	8,557,496	3.72	2.75-7.53
Granted	1,056,990	12.33	12.31-13.58
Exercised	(3,929,792)	3.86	2.75-7.78
Forfeited	(56,000)	4.35	2.94-7.78
Increase authorized	2,632,656

August 31, 2005
Outstanding	10,748,258	$5.82	$2.74-13.58
Exercisable	7,959,758	4.54	2.74-13.58
Granted	639,030	24.53	21.81-24.71
Exercised	(3,834,740)	4.50	2.74-7.78
Forfeited	(67,200)	9.51	3.41-12.31

August 31, 2006
Outstanding	7,485,348	$8.06	$2.75-24.71
Exercisable	6,178,200	5.90	2.75-13.58
Available for grant*	677,434

*	Includes shares available for options, SARs and restricted stock grants.
Share information for options and SARs at August 31, 2006:

	Outstanding				Exercisable
		Weighted
		Average
		Remain-	Weighted			Weighted
Range of		ing Con-	Average	Aggregate		Average	Aggregate
Exercise	Number	tractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price	Outstanding	Life (Yrs)	Price	Value	Outstanding	Price	Value

$ 2.75-3.99	2,142,548	2.6	$3.48		2,142,548	$3.48
4.29-5.36	1,177,788	2.4	4.34		1,177,788	4.34
7.53-7.78	2,496,992	4.5	7.77		2,496,992	7.77
12.31-13.58	1,028,990	5.8	12.33		360,872	12.37
21.81-24.71	639,030	6.7	24.53

$2.75-24.71	7,485,348	4.0	$8.06	$103,146,561	6,178,200	$5.90	$96,946,426

Information for restricted stock awards as of August 31, 2006 and 2005, and changes during each of the two years then ended (no restricted stock awards were outstanding as of August 31, 2004 or issued during the year then ended):

		Weighted Average
		Grant - Date
Restricted Stock Awards	Shares	Fair Value

At September 1, 2004
Granted	544,000	$12.38
Vested	—	—
Forfeited	(400)	12.31

At August 31, 2005	543,600	$12.38

At September 1, 2005	543,600	$12.38
Granted	296,150	24.17
Vested	(184,983)	12.42
Forfeited	(17,800)	12.31

At August 31, 2006	636,967	$17.86

Preferred Stock Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.
Stockholder Rights Plan On July 28, 1999, the Company’s Board of Directors adopted a stockholder rights plan pursuant to which stockholders were granted preferred stock rights (Rights) to purchase one one-thousandth of a share of the Company’s Series A Preferred Stock for each share of common stock held. In connection with the adoption of such plan, the Company designated and reserved 100,000 shares of preferred stock as Series A Preferred Stock and declared a dividend of one Right on each outstanding share of the Company’s common stock. Rights were distributed to stockholders of record as of August 9, 1999. The Rights Agreement provides that the number of Rights associated with each share of common stock shall be adjusted in the event of a stock split. After giving effect to subsequent stock splits, each share of common stock now carries with it one-eighth of a Right.
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
NOTE 10. EMPLOYEES’ RETIREMENT PLANS
Substantially all employees in the U.S. are covered by a defined contribution profit sharing and savings plan. This tax qualified plan is maintained and contributions made in accordance with ERISA. The Company also provides certain eligible executives benefits pursuant to a nonqualified benefit restoration plan (BRP Plan) equal to amounts that would have been available under the tax qualified ERISA plans, save for limitations of ERISA, tax laws and regulations. Company contributions, which are discretionary, to all plans were $62.5 million, $47.0 million and $32.8 million for 2006, 2005 and 2004, respectively. These costs were recorded in selling, general and administrative expenses.
The deferred compensation liability under the BRP Plan was $53.0 million and $37.4 million at August 31, 2006 and 2005, respectively, and recorded in other long-term liabilities. Though under no obligation to fund the plan, the Company has segregated assets in a trust with a current value at August 31, 2006 and 2005 of $51.2 million and $34.5 million, respectively, and recorded in other long-term assets. The net unrealized holding gain on these segregated assets was $4.0 million and $4.8 million for the years ended August 31, 2006 and 2005, respectively. The amount recognized in earnings for 2004 was not material.

A certain number of employees outside of the U.S. participate in defined contribution plans maintained in accordance with local regulations. Company contributions to these international plans were $2.8 million, $2.7 million and $1.4 million for the years ended August 31, 2006, 2005, and 2004, respectively.
The Company has no significant postretirement obligations. The Company’s historical costs for postemployment benefits have not been significant and are not expected to be in the future.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Minimum lease commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 2006, are as follows for the fiscal periods specified:

		Real
(in thousands)	Equipment	Estate

2007	$12,928	$12,686
2008	11,186	10,373
2009	10,105	5,752
2010	8,224	4,111
2011 and thereafter	13,754	10,260

	$56,197	$43,182

Total rental expense was $24.9 million, $18.8 million and $16.0 million in 2006, 2005 and 2004, respectively.
Environmental and Other Matters In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.
The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at thirteen sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At August 31, 2006, based on currently available information, which is in many cases preliminary and incomplete, management estimates that the Company’s aggregate liability for cleanup and remediation costs in connection with nine of the thirteen sites will be between $2.2 million and $2.8 million. The Company has accrued for these liabilities based upon management’s best estimates. At August 31, 2006, $6.2 million was accrued for environmental liabilities of which $3.7 million was classified as other long-term liabilities. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Accordingly, it is not possible to estimate a meaningful range of possible exposure. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.
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
Insurance Claims On August 18, 2003, the Company’s new electric arc furnace transformer failed at its CMC-South Carolina melt shop after only six days in operation. After the failure of the new transformer, the Company’s former transformer was reinstalled. Costs for repairing the transformer were covered by the equipment manufacturer. In May and June 2004, the Company’s primary and secondary transformers at CMC-Texas’ melt shop failed. In August 2005, the Company settled all of its insurance claims (primarily for business interruption) relating to these transformer failures. Total settlement amounts (net of deductibles) were $10.3 million and

$9.8 million for the CMC-Texas and CMC-South Carolina claims, respectively. These amounts were recorded in net sales for the year ended August 31, 2005.
Guarantees In January 2005, one of the Company’s international subsidiaries entered into a guarantee agreement with a bank in connection with a $30 million advance by an affiliate of the bank to one of the subsidiary’s suppliers. The subsidiary has entered into an offtake agreement with the supplier with a total purchase commitment of $45 million. As of August 31, 2006, the subsidiary’s maximum exposure under the guarantee is $1.5 million (except in an event of default by the subsidiary under the offtake agreement). The fair value of the guarantee is negligible.
In May 2006, one of the Company’s international subsidiaries entered into a guarantee agreement with a bank in connection with a maximum $15 million credit facility extended to one of the subsidiary’s suppliers. As of August 31, 2006, the subsidiary’s maximum exposure under the guarantee is $1.4 million. The fair value of the guarantee is negligible.
NOTE 12. EARNINGS PER SHARE
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any years presented. The reconciliation of the denominators of the earnings per share calculations are as follows at August 31:

	2006	2005	2004

Shares outstanding for basic earnings per share	117,989,877	118,048,880	115,071,828
Effect of dilutive securities:
Stock-based incentive/purchase plans	5,469,192	5,331,294	4,305,528

Shares outstanding for diluted earnings per share	123,459,069	123,380,174	119,377,356

SARs with total share commitments of 637,673 were anti-dilutive at August 31, 2006 based on the average share price of $23.65. All of the Company’s outstanding stock options, restricted stock and SARs were dilutive at August 31, 2005 and 2004 based on the average share prices of $13.58 and $8.26, respectively. All stock options and SARs expire by 2013.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest as required by Financial Accounting Standards.
NOTE 13. ACCRUED EXPENSES AND OTHER PAYABLES

	August 31,
(in thousands)	2006	2005

Salaries, bonuses and commissions	$148,137	$117,615
Employees’ retirement plans	58,087	44,282
Freight	33,419	20,034
Advance billings on contracts	29,907	22,966
Taxes other than income taxes	18,397	14,644
Insurance	15,089	11,779
Software purchases	10,745	—
Litigation accruals	6,650	6,650
Interest	4,759	5,047
Contract losses	4,095	4,222
Environmental	2,494	2,807
Other	47,985	43,552

	$379,764	$293,598

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

The domestic mills segment includes the Company’s domestic steel minimills (including the scrap metal processing facilities which directly support these mills) and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel minimills because it has similar economic characteristics. The CMCZ minimill and subsidiaries in Poland have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from that of the Company’s domestic minimills. The domestic fabrication segment consists of the Company’s rebar and joist fabrication operations, fence post manufacturing plants, construction-related and other products facilities. The recycling segment consists of the CMC Recycling division’s scrap metal processing and sales operations primarily in Texas, Florida and the southern United States. Marketing and distribution includes both domestic and international operations for the sales, distribution and processing of both ferrous and nonferrous metals and other industrial products. The segment’s activities consist only of physical transactions and not position taking for speculation. The corporate segment contains expenses of the Company’s corporate headquarters and interest expense relating to its long-term public debt and commercial paper program.
The Company uses adjusted operating profit to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The Company has refined its method of overhead allocation for fiscal 2006 as compared to 2005 and 2004. Overhead costs of $15.9 million and $10.7 million were reclassified in fiscal 2005 and 2004, respectively, from the domestic mills to the domestic fabrication segment to ensure comparability with current year amounts reported.

The following is a summary of certain financial information by reportable segment (in thousands):

					Marketing
	Domestic		Domestic		and
	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

2006
Net sales-unaffiliated customers	$1,149,714	$553,576	$1,770,310	$1,253,059	$2,824,640	$4,625	$—	$7,555,924
Intersegment sales	450,541	20,144	1,480	107,398	128,937	19,684	(728,184)	—
Net sales	1,600,255	573,720	1,771,790	1,360,457	2,953,577	24,309	(728,184)	7,555,924
Adjusted operating profit (loss)	301,113	52,791	95,999	99,963	69,755	(32,367)	—	587,254
Interest expense*	(7,112)	1,658	13,234	(2,070)	15,433	9,870	(1,444)	29,569
Capital expenditures	47,942	36,508	27,045	13,230	5,735	775	—	131,235
Depreciation and amortization	34,702	24,113	15,257	8,176	2,252	878	—	85,378
Goodwill	306	—	27,006	6,669	1,768	—	—	35,749

Total assets	503,605	315,384	703,127	293,779	872,808	210,165	—	2,898,868

2005
Net sales-unaffiliated customers	$1,014,021	$466,529	$1,472,858	$820,984	$2,813,462	$4,843	$—	$6,592,697
Intersegment sales	284,400	11,726	828	75,962	112,863	—	(485,779)	—
Net sales	1,298,421	478,255	1,473,686	896,946	2,926,325	4,843	(485,779)	6,592,697
Adjusted operating profit (loss)	232,812	(188)	101,919	70,828	90,417	(17,463)	—	478,325
Interest expense*	1,622	3,602	9,993	(1,738)	9,330	9,379	(1,001)	31,187
Capital expenditures	52,041	25,730	17,487	12,021	2,331	604	—	110,214
Depreciation and amortization	33,669	17,808	13,383	7,858	2,810	1,082	—	76,610
Goodwill	306	—	27,006	3,230	—	—	—	30,542

Total assets	468,532	276,219	594,000	146,620	746,951	100,600	—	2,332,922

2004
Net sales-unaffiliated customers	$845,348	$354,328	$1,041,690	$717,557	$1,809,276	$128	$—	$4,768,327
Intersegment sales	263,888	72,813	5,631	56,618	72,507	—	(471,457)	—
Net sales	1,109,236	427,141	1,047,321	774,175	1,881,783	128	(471,457)	4,768,327
Adjusted operating profit (loss)	94,856	69,318	(3,412)	67,887	39,427	(26,394)	—	241,682
Interest expense*	2,370	3,175	5,135	(93)	4,056	13,833	(372)	28,104
Capital expenditures	25,734	7,913	7,954	8,688	1,214	386	—	51,889
Depreciation and amortization	36,324	10,098	13,369	7,705	2,665	883	—	71,044
Goodwill	306	—	27,006	3,230	—	—	—	30,542

Total assets	421,517	242,547	497,044	143,504	569,220	114,214	—	1,988,046

*	Includes intercompany interest expense (income) in the segments.
The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Year ended August 31,
(in thousands)	2006	2005	2004

Net earnings	$356,347	$285,781	$132,021
Minority interests (benefit)	10,209	(744)	14,871
Income taxes	187,937	157,996	65,055
Interest expense	29,569	31,187	28,104
Discounts on sales of accounts receivable	3,192	4,105	1,631

Adjusted operating profit	$587,254	$478,325	$241,682

The following represents the Company’s external net sales by major product and geographic area:

	Year ended August 31,
(in thousands)	2006	2005	2004

Major product information:
Steel products	$4,457,707	$4,276,086	$2,959,208
Nonferrous scrap	840,870	427,652	328,357
Industrial materials	831,726	816,322	519,967
Nonferrous products	572,746	455,043	361,721
Ferrous scrap	406,113	387,963	384,196
Construction materials	390,294	192,167	155,881
Other	56,468	37,464	58,997

Net sales	$7,555,924	$6,592,697	$4,768,327

Geographic area:
United States	$4,803,220	$3,876,683	$2,989,554
Europe	1,221,589	1,237,551	827,249
Asia	809,501	853,317	493,609
Australia/New Zealand	446,481	403,696	315,442
Other	275,133	221,450	142,473

Net sales	$7,555,924	$6,592,697	$4,768,327

The following represents long-lived assets by geographic area:

	Year ended August 31,
(in thousands)	2006	2005	2004

United States	$586,068	$491,528	$437,170
Europe	139,270	119,378	95,057
Australia	12,068	13,199	11,346
Other	16,670	7,900	20,241

Total long-lived assets	$754,076	$632,005	$563,814

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for fiscal 2006, 2005 and 2004 are as follows (in thousands except per share data):

	Three Months Ended 2006
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales	$1,645,698	$1,639,487	$2,021,299	$2,249,440
Gross profit	220,968	250,604	264,565	342,954
Net earnings	69,624	80,103	77,960	128,660
Basic EPS	0.60	0.68	0.65	1.08
Diluted EPS	0.57	0.65	0.62	1.04

	Three Months Ended 2005
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales	$1,529,072	$1,597,313	$1,726,251	$1,740,061
Gross profit	232,964	208,521	229,532	228,196
Net earnings	73,725	56,575	71,741	83,740
Basic EPS	0.63	0.48	0.60	0.72
Diluted EPS	0.61	0.45	0.57	0.69

	Three Months Ended 2004
	Nov. 30	Feb. 29	May 31	Aug. 31

Net sales	$830,007	$1,068,060	$1,407,206	$1,463,054
Gross profit	92,519	128,615	202,169	184,298
Net earnings	12,628	21,155	50,884	47,354
Basic EPS	0.11	0.18	0.44	0.40
Diluted EPS	0.11	0.18	0.42	0.39

During the fourth quarter of 2005, the Company reached a formal settlement with its insurance carrier and recorded $11.6 million representing the final settlement of its insurance claims for property damage and business interruption relating to its prior year transformer failures at CMC Steel Texas and CMC South Carolina. All funds were received in September 2005.
Also, during the fourth quarter of 2005, the Company reduced its accrued discretionary incentive compensation accrual by $6.9 million following finalization and approval by its Board of Directors.
The final determination of LIFO inventory quantities and prices (after tax) resulted in $10.5 million expense, $10.8 million income and $25.3 million expense in the fourth quarters of 2006, 2005, and 2004, respectively. Also, during the fourth quarter of 2005, the Company incurred charges of $6.5 million to write-down its FIFO inventories to current market value.
NOTE 16. RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has an agreement for steel purchases with a key supplier of which the Company owns an 11% interest. The total amounts of purchases from this supplier were $286 million, $251 million and $146 million for the years ended August 31, 2006, 2005 and 2004, respectively.
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
     (c) Management’s Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2006, our internal control over financial reporting was effective. Our Management’s Report on Internal Control Over Financial Reporting, as of August 31, 2006, can be found on page 38 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting can be found on page 40 of this Form 10-K, each of which is incorporated by reference into this Item 9A.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Some of the information required in response to this item with regard to directors is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 25, 2007, which will be filed no later than 120 days after the close of our fiscal year. The following is a listing of employees we believe to be our “Executive Officers” as of November 1, 2006, as defined under Rule 3b-7 of the Securities Exchange Act of 1934:

	CURRENT TITLE &
NAME	POSITION	AGE	OFFICER SINCE
Louis A. Federle	Treasurer	58	1979
William B. Larson	Vice President and Chief Financial Officer	53	1995
Murray R. McClean	President, Chief Executive Officer and Director	58	1995
Malinda G. Passmore	Vice President and Chief Information Officer	47	1999
Allan R. Postel	Vice President and CMC Recycling President	58	2004
Stanley A. Rabin	Chairman of the Board and Director	68	1974
Russell B. Rinn	Vice President and CMC Steel Group President & Chief Executive Officer	48	2002
Leon K. Rusch	Controller	55	2006
David M. Sudbury	Vice President, Secretary and General Counsel	61	1976
Hanns Zoellner	Vice President and Marketing and Distribution	58	2004
	Segment President
     Our board of directors usually elects the executive officers at its first meeting after our annual stockholders meeting. Our executive officers continue to serve for terms set from time to time by the board of directors in its discretion.
     In July, 2006, Mr. McClean was elected a director and, effective September 1, 2006, we appointed Mr. McClean as our Chief Executive Officer. Mr. McClean served as President and Chief Operating Officer from September 20, 2004 to September 1, 2006, and as President of the Marketing and Distribution Segment from September 1, 1999 to September 20, 2004. Mr. McClean will continue in his capacity as President in addition to his new positions as Chief Executive Officer and Director. Mr. Zoellner replaced Mr. McClean as President of the Marketing and Distribution Segment. Mr. Zoellner had previously served as President of the International Division — Europe, having been employed by the division initially in 1981 and continuously since 1991. Mr. Rabin served as Chief Executive Officer from 1979 to September 1, 2006, and will continue in his role as Chairman of the Board. Mr. Postel was named President of the CMC Recycling Segment in September, 2004. Mr. Postel had served as Chief Operating Officer of the segment since March, 2004 and has been employed in positions of increasing responsibility in the CMC Recycling Segment since 1974. On January 11, 2006, we appointed Leon K. Rusch as Controller of the Company. Mr. Rusch replaced Malinda G. Passmore who was appointed to the position of Vice President and Chief Information Officer of the Company. Ms. Passmore had previously served as Controller of the Company since 1999. Mr. Rusch joined the Company in December, 2003 as Director of Internal Audit and had previously been employed for more than five years at CNH Global N.V. as Financial Director and previously Audit Director. We have employed all of our other executive officers in the positions indicated above or in positions of similar responsibility for more than five years. There are no family relationships among our officers or among the executive officers and directors.
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

ITEM 11. EXECUTIVE COMPENSATION
     Information required in response to this Item 11 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 25, 2007. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required in response to this Item 12 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 25, 2007. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     To the extent applicable, information required in response to this Item 13 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 25, 2007. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required in response to this Item 14 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 25, 2007. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1.	All financial statements are included at Item 8 above.

2.	All financial statement schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or notes thereto.

3.	The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT
NO.	DESCRIPTION
2(a)	Agreement and Plan of Merger among Commercial Metals Company, LAI Acquisition Company, Lofland Acquisition, Inc., The Lofland Company, E.F. Private Equity Partners (Americas) L.P. and the Texas Growth Fund-1995 Trust dated December 23, 2003 (filed as Exhibit 2(b) to Commercial Metals’ Form S-4 filed January 27, 2004 (File NO. 3333-112243) and incorporated herein by reference).

2(b)	Share Purchase Agreement dated July 22, 2003, between Impexmetal, S.A. and Commercial Metals (International) AG (filed as Exhibit 2.1 to Commercial Metals’ Form 10-Q for the quarter ending November 30, 2003 and incorporated herein by reference).

3(i)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)a to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)b to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
3(i)(c)	Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3(i)(d)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

4(i)(a)	Indenture between Commercial Metals and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4.1 to Commercial Metals’ Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

4(i)(b)	Rights Agreement dated July 28, 1999 by and between Commercial Metals and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit 1 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

4(i)(c)	Form of Note for Commercial Metals’ 7.20% Senior Notes due 2005 (filed as Exhibit 4(i)c to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(d)	Form of Note for Commercial Metals’ 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)d to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(e)	Officers’ Certificate, dated August 4, 1997, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)e to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(f)	Form of Note for Commercial Metals’ 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)f to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(g)	Officers’ Certificate, dated February 23, 1999, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)g to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(h)**	Exchange and Registration Rights Agreement, dated November 13, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 4(i)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

4(i)(i)**	Supplemental Indenture, dated as of November 12, 2003, to Indenture dated as of July 31, 1995, by and between Commercial Metals and JPMorgan Chase Bank (filed as Exhibit 4(i)i to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

10(i)(a)	Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (filed as Exhibit (10)(a) to Commercial Metals’ Form 10-Q for the period ended May 31, 2001 and incorporated herein by reference).

10(i)(b)**	Purchase Agreement, dated November 7, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 10(i)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

10(i)(c)	$129,500,000 Amended and Restated 364-Day Revolving Credit Agreement dated as of August 8, 2002 which terminated August 8, 2003 (filed as Exhibit 10(i)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002 and incorporated herein by reference).

10(i)(d)**	$275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(i)(e)	First Amendment dated March 15, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(i)(f)	Second Amendment dated October 7, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)(f) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(i)(g)	Amended and Restated Receivables Purchase Agreement dated as of April 22, 2004, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i)f to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004 and incorporated herein by reference).

10(i)(h)	Amendment to Purchase and Sale Agreement dated April 22, 2004, among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed as Exhibit 10(i)g to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004 and incorporated herein by reference).

10(i)(i)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 20, 2005, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed April 21, 2005 and incorporated herein by reference).

10(i)(j)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of December 1, 2005, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended November 30, 2005 and incorporated herein by reference).

10(i)(k)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 14, 2006, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i) to Commercial Metals’ Form 10-Q for the quarter ended May 31, 2006 and incorporated herein by reference).

10(i)(l)	First Amended and Restated $400,000,000 3 Year Credit Agreement, dated May 23, 2005, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10.4 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(a)*	Employment Agreement of Murray R. McClean dated May 23, 2005 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(b)*	First Amendment to Employment Agreement, dated September 1, 2006 (filed as Exhibit 99.1 to Commercial Metals’ Form 8-K filed September 1, 2006 and incorporated herein by reference).

10(iii)(c)*	Key Employee Long-Term Performance Plan description (filed as Exhibit (10)(iii)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001 and incorporated hereby by reference).

10(iii)(d)*	Key Employee Annual Incentive Plan description (filed as Exhibit (10)(iii)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001 and incorporated hereby by reference).

10(iii)(e)*	Employment and Consulting Agreement of Marvin Selig dated as of June 7, 2002 (filed as Exhibit 10(iii)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(iii)(f)*	Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(f) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(iii)(g)*	Consulting and Non-Competition Agreement, between Commercial Metals Company and Harry J. Heinkele dated as of September 24, 2004 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed September 29, 2004 and incorporated herein by reference).

10(iii)(h)*	Employment Agreement between Commercial Metals (International) AG and Hanns Zoellner dated January 2, 1998 (filed as Exhibit 10(iii)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(iii)(i)*	Commercial Metals Company 1996 Long-Term Incentive Plan (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2005 and incorporated herein by reference).

10(iii)(j)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(k)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(l)*	Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.1to Commercial Metals’ Form 8-K filed January 27, 2005 and incorporated herein by reference).

10(iii)(m)*	Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference)

10(iii)(n)*	Employment Agreement between Commercial Metals Company and Clyde P. Selig, dated February 6, 2006 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed February 7, 2006 and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated November 6, 2006, accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2006, into previously filed Registration Statements No. 033-61073, No. 033-61075, No. 333-27967 and No. 333-42648 on Form S-8 and Registration Statements No. 33-60809 and No. 333-61379 on Form S-3 (filed herewith).

31(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan.

**	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY

/s/ Murray R. McClean
By: Murray R. McClean
President and Chief Executive Officer

Date: November 6, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Murray R. McClean	/s/ Robert D. Neary

Murray R. McClean, November 6, 2006	Robert D. Neary, November 6, 2006
President and Chief Executive Officer	Director

/s/ Stanley A. Rabin	/s/ Dorothy G. Owen

Stanley A. Rabin, November 6, 2006	Dorothy G. Owen, November 6, 2006
Chairman of the Board	Director

/s/ Harold L. Adams	/s/ J. David Smith

Harold L. Adams, November 6, 2006	J. David Smith, November 6, 2006
Director	Director

/s/ Moses Feldman	/s/ Robert R. Womack

Moses Feldman, November 6, 2006	Robert R. Womack, November 6, 2006
Director	Director

/s/ Ralph E. Loewenberg	/s/ William B. Larson

Ralph E. Loewenberg, November 6, 2006	William B. Larson, November 6, 2006
Director	Vice President and Chief Financial Officer

/s/ Anthony A. Massaro	/s/ Leon K. Rusch

Anthony A. Massaro, November 6, 2006	Leon K. Rusch, November 6, 2006
Director	Controller

Index to Exhibits

EXHIBIT
NO.	DESCRIPTION
2(a)	Agreement and Plan of Merger among Commercial Metals Company, LAI Acquisition Company, Lofland Acquisition, Inc., The Lofland Company, E.F. Private Equity Partners (Americas) L.P. and the Texas Growth Fund-1995 Trust dated December 23, 2003 (filed as Exhibit 2(b) to Commercial Metals’ Form S-4 filed January 27, 2004 (File NO. 3333-112243) and incorporated herein by reference).

2(b)	Share Purchase Agreement dated July 22, 2003, between Impexmetal, S.A. and Commercial Metals (International) AG (filed as Exhibit 2.1 to Commercial Metals’ Form 10-Q for the quarter ending November 30, 2003 and incorporated herein by reference).

3(i)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)a to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)b to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(c)	Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3(i)(d)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

4(i)(a)	Indenture between Commercial Metals and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4.1 to Commercial Metals’ Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

4(i)(b)	Rights Agreement dated July 28, 1999 by and between Commercial Metals and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit 1 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

4(i)(c)	Form of Note for Commercial Metals’ 7.20% Senior Notes due 2005 (filed as Exhibit 4(i)c to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(d)	Form of Note for Commercial Metals’ 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)d to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(e)	Officers’ Certificate, dated August 4, 1997, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)e to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(f)	Form of Note for Commercial Metals’ 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)f to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(g)	Officers’ Certificate, dated February 23, 1999, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)g to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(h)**	Exchange and Registration Rights Agreement, dated November 13, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 4(i)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
4(i)(i)**	Supplemental Indenture, dated as of November 12, 2003, to Indenture dated as of July 31, 1995, by and between Commercial Metals and JPMorgan Chase Bank (filed as Exhibit 4(i)i to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

10(i)(a)	Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (filed as Exhibit (10)(a) to Commercial Metals’ Form 10-Q for the period ended May 31, 2001 and incorporated herein by reference).

10(i)(b)**	Purchase Agreement, dated November 7, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 10(i)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

10(i)(c)	$129,500,000 Amended and Restated 364-Day Revolving Credit Agreement dated as of August 8, 2002 which terminated August 8, 2003 (filed as Exhibit 10(i)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002 and incorporated herein by reference).

10(i)(d)**	$275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

10(i)(e)	First Amendment dated March 15, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(i)(f)	Second Amendment dated October 7, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)(f) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(i)(g)	Amended and Restated Receivables Purchase Agreement dated as of April 22, 2004, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i)f to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004 and incorporated herein by reference).

10(i)(h)	Amendment to Purchase and Sale Agreement dated April 22, 2004, among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed as Exhibit 10(i)g to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004 and incorporated herein by reference).

10(i)(i)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 20, 2005, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed April 21, 2005 and incorporated herein by reference).

10(i)(j)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of December 1, 2005, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended November 30, 2005 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(i)(k)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 14, 2006, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i) to Commercial Metals’ Form 10-Q for the quarter ended May 31, 2006 and incorporated herein by reference).

10(i)(l)	First Amended and Restated $400,000,000 3 Year Credit Agreement, dated May 23, 2005, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10.4 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(a)*	Employment Agreement of Murray R. McClean dated May 23, 2005 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(b)*	First Amendment to Employment Agreement, dated September 1, 2006 (filed as Exhibit 99.1 to Commercial Metals’ Form 8-K filed September 1, 2006 and incorporated herein by reference).

10(iii)(c)*	Key Employee Long-Term Performance Plan description (filed as Exhibit (10)(iii)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001 and incorporated hereby by reference).

10(iii)(d)*	Key Employee Annual Incentive Plan description (filed as Exhibit (10)(iii)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001 and incorporated hereby by reference).

10(iii)(e)*	Employment and Consulting Agreement of Marvin Selig dated as of June 7, 2002 (filed as Exhibit 10(iii)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference).

10(iii)(f)*	Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(f) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(iii)(g)*	Consulting and Non-Competition Agreement, between Commercial Metals Company and Harry J. Heinkele dated as of September 24, 2004 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed September 29, 2004 and incorporated herein by reference).

10(iii)(h)*	Employment Agreement between Commercial Metals (International) AG and Hanns Zoellner dated January 2, 1998 (filed as Exhibit 10(iii)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(iii)(i)*	Commercial Metals Company 1996 Long-Term Incentive Plan (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2005 and incorporated herein by reference).

10(iii)(j)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(k)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(l)*	Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.1to Commercial Metals’ Form 8-K filed January 27, 2005 and incorporated herein by reference).

10(iii)(m)*	Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference)

10(iii)(n)*	Employment Agreement between Commercial Metals Company and Clyde P. Selig, dated February 6, 2006 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed February 7, 2006 and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated November 6, 2006, accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2006, into previously filed Registration Statements No. 033-61073, No. 033-61075, No. 333-27967 and No. 333-42648 on Form S-8 and Registration Statements No. 33-60809 and No. 333-61379 on Form S-3 (filed herewith).

31(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

EXHIBIT
NO.	DESCRIPTION
31(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan.

**	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.