Form 10-Q
period 2006-11-30
COMMERCIAL METALS CO
filed 2007-01-09
CIK 22444

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006
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
As of January 5, 2007, there were 118,211,276 shares of the Company’s common stock issued and outstanding excluding 10,849,388 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS

	November 30,	August 31,
(in thousands)	2006	2006

Current assets:
Cash and cash equivalents	$157,351	$180,719
Accounts receivable (less allowance for collection losses of $16,634 and $16,075)	994,635	1,134,823
Inventories	859,202	762,635
Other	65,377	66,615

Total current assets	2,076,565	2,144,792

Property, plant and equipment:
Land	45,102	44,702
Buildings and improvements	275,540	268,755
Equipment	983,977	970,973
Construction in process	67,257	51,184

	1,371,876	1,335,614
Less accumulated depreciation and amortization	(773,494)	(746,928)

	598,382	588,686
Goodwill	35,799	35,749
Other assets	141,371	129,641

	$2,852,117	$2,898,868

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 30,	August 31,
(in thousands except share data)	2006	2006

Current liabilities:
Accounts payable-trade	$493,710	$526,408
Accounts payable-documentary letters of credit	134,706	141,713
Accrued expenses and other payables	247,973	379,764
Income taxes payable and deferred income taxes	40,858	14,258
Notes payable — CMC International	49,102	60,000
Current maturities of long-term debt	54,630	60,162

Total current liabilities	1,020,979	1,182,305

Deferred income taxes	35,293	34,550
Other long-term liabilities	97,437	78,789
Long-term debt	309,712	322,086

Total liabilities	1,463,421	1,617,730

Minority interests	69,198	61,034
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share:
authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 118,350,644 and 117,881,160 shares	1,290	1,290
Additional paid-in capital	347,963	346,994
Accumulated other comprehensive income	47,782	33,239
Retained earnings	1,058,729	980,454

	1,455,764	1,361,977

Less treasury stock:
10,710,020 and 11,179,504 shares at cost	(136,266)	(141,873)

Total stockholders’ equity	1,319,498	1,220,104

	$2,852,117	$2,898,868

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
	November 30,
(in thousands, except share data)	2006	2005

Net sales	$1,986,544	$1,645,698
Costs and expenses:
Cost of goods sold	1,703,390	1,424,730
Selling, general and administrative expenses	135,179	106,734
Interest expense	8,228	6,924

	1,846,797	1,538,388

Earnings before income taxes and minority interests	139,747	107,310
Income taxes	49,769	37,441

Earnings before minority interests	89,978	69,869
Minority interests	4,628	245

Net earnings	$85,350	$69,624

Basic earnings per share	$0.73	$0.60

Diluted earnings per share	$0.71	$0.57

Cash dividends per share	$0.06	$0.03

Average basic shares outstanding	117,430,858	115,935,616

Average diluted shares outstanding	121,037,332	122,106,880

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	November 30,
(in thousands)	2006	2005

Cash Flows From (Used By) Operating Activities:
Net earnings	$85,350	$69,624
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	25,166	19,270
Minority interests	4,628	245
Provision for losses on receivables	633	682
Share-based compensation	2,299	1,933
Net gain on sale of assets and other	(3)	(1,032)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	138,412	12,102
Accounts receivable sold	12,546	—
Inventories	(90,778)	47,457
Other assets	(8,927)	(4,559)
Accounts payable, accrued expenses, other payables and income taxes	(145,808)	(82,481)
Deferred income taxes	326	650
Other long-term liabilities	18,200	7,772

Net Cash Flows From Operating Activities	42,044	71,663

Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(26,831)	(27,105)
Purchase of interests in CMC Zawiercie subsidiary	(61)	—
Sales of property, plant and equipment	224	3,108
Acquisitions of fabrication businesses	—	(5,117)

Net Cash Used By Investing Activities	(26,668)	(29,114)

Cash Flows From (Used By) Financing Activities:
Increase (Decrease) in documentary letters of credit	(7,007)	(37,889)
Payments on trade financing arrangements	—	(1,612)
Short-term borrowings, net change	(10,898)	—
Payments on long-term debt	(18,512)	(240)
Proceeds from issuance of long-term debt	—	11,406
Stock issued under incentive and purchase plans	1,290	1,663
Dividends paid	(7,075)	(3,492)
Tax benefits from stock plans	2,987	2,043

Net Cash Used By Financing Activities	(39,215)	(28,121)
Effect of Exchange Rate Changes on Cash	471	(354)

Increase (Decrease) in Cash and Cash Equivalents	(23,368)	14,074
Cash and Cash Equivalents at Beginning of Year	180,719	119,404

Cash and Cash Equivalents at End of Period	$157,351	$133,478

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other	Unearned		Treasury Stock
	Number of		Paid-In	Comprehensive	Stock	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income	Compensation	Earnings	Shares	Amount	Total

Balance, September 1, 2006	129,060,664	$1,290	$346,994	$33,239	$—	$980,454	(11,179,504)	$(141,873)	$1,220,104

Comprehensive income:
Net earnings for three months ended November 30, 2006						85,350			85,350
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $(765)				13,188					13,188
Unrealized gain on hedges, net of taxes of $741				1,355					1,355

Comprehensive income									99,893

Cash dividends						(7,075)			(7,075)
Stock issued under incentive and purchase plans			(4,319)				469,684	5,609	1,290
Stock-based compensation			2,301				(200)	(2)	2,299
Tax benefits from stock plans			2,987						2,987

Balance, November 30, 2006	129,060,664	$1,290	$347,963	$47,782	$—	$1,058,729	(10,710,020)	$(136,266)	$1,319,498

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — QUARTERLY FINANCIAL DATA
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2006, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and statements of earnings, cash flows and stockholders’ equity for the periods indicated. These Notes should be read in conjunction with such Form 10-K. The results of operations for the three month period are not necessarily indicative of the results to be expected for a full year.
NOTE B — ACCOUNTING POLICIES
Stock-Based Compensation
See Note 9, Capital Stock, to the Company’s consolidated financial statements for the year ended August 31, 2006 filed on Form 10-K with the SEC for a description of the Company’s stock incentive plans.
The Company adopted 123(R) effective September 1, 2005 using the modified prospective method. As a result, compensation expense has been and will be recorded for the unvested portion of previously issued awards that were outstanding at September 1, 2005. No share-based awards were granted during the three months ended November 30, 2006 or 2005. The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the remaining vesting period of previously issued awards. (See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2006 for the assumptions used to estimate the fair value and the weighted average grant date fair value. The Company developed its volatility assumption based on historical data). The Company recognized after-tax stock-based compensation expense of $1.5 million ($0.01 per diluted share) and $1.3 million ($0.01 per diluted share) as a component of selling, general and administrative expenses for the three months ended November 30, 2006 and 2005, respectively. The cumulative effect of adoption (primarily arising from the recognition of anticipated forfeitures) was not material. At November 30, 2006, the Company had $8.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 31 months.
Combined information for shares subject to options and SARs for the three months ended November 30, 2006 was as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

August 31, 2006
Outstanding	7,485,348	$8.06	$2.75-$24.71
Exercisable	6,178,200	5.90	2.75- 13.58
Granted	—	—	—
Exercised	504,742	4.22	2.75- 12.31
Forfeited	—	—	—

November 30, 2006
Outstanding	6,980,606	8.34	2.94-24.71
Exercisable	5,673,458	6.05	2.94-13.58

Share information for options and SARs at November 30, 2006:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price

$ 2.94 - 3.78	1,756,488	2.7	$3.47	1,756,488	$3.47
4.29 - 5.36	1,117,788	2.2	4.33	1,117,788	4.33
7.53 - 7.78	2,445,242	4.3	7.77	2,445,242	7.77
12.31 - 13.58	1,022,058	5.6	12.33	353,940	12.37
21.81 - 24.71	639,030	6.5	24.53	—	—

$ 2.94 - 24.71	6,980,606	3.9	$8.34	5,673,458	$6.05

None of the Company’s previously granted restricted stock awards vested during the three months ended November 30, 2006.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $21.8 million and $22.0 million at November 30, 2006 and August 31, 2006, respectively. There were no significant changes in either the components or the lives of intangible assets during the three months ended November 30, 2006. Aggregate amortization expense for the three months ended November 30, 2006 and 2005 was $0.8 million and $0.5 million, respectively.
Staff Accounting Bulletin No. 108
In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” which is effective for fiscal years ending after December 31, 2006. The Standard requires registrants to consider the effects of the carryover or reversal of prior year misstatements in quantifying a current year misstatement and to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company does not expect the adoption of this Standard to have a material impact on its financial statements.
FASB Staff Position (FSP) No. AUG AIR-1
In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. The Staff Position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company does not expect the adoption of this Standard to have a material impact on its financial statements.
Reclassifications
Certain immaterial reclassifications have been made to the prior period financial statements to conform to the classifications used in the current period.
NOTE C — ACQUISITIONS
On December 28, 2006 the Company closed a purchase agreement with Bruhler Stahlhandel GmbH acquiring the operating assets and inventory of its steel fabrication business in Rosslau/Saxony-Anhalt in eastern Germany. The acquisition was made by CMC’s subsidiary Commercial Metals Deutschland GmbH; the purchase price was not significant to the Company’s results of operations and financial position.
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
At November 30, 2006 and August 31, 2006, accounts receivable of $331 million and $351 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at November 30 and August 31, 2006. The Company did not sell any undivided interests in the pool of receivables to the financial institution buyers during the three months ended November 30, 2006 and 2005, respectively.
In addition to the securitization program described above, the Company’s international subsidiaries periodically sell accounts receivable without recourse. Uncollected accounts receivable that had been sold under these arrangements and removed from the condensed consolidated balance sheets were $74.4 million and $61.9 million at November 30 and August 31, 2006, respectively. The average monthly amounts of outstanding international accounts receivable sold were $69.5 million and $60.6 million for the three months ended November 30, 2006 and 2005, respectively.
Discounts (losses) on domestic and international sales of accounts receivable were $959 thousand and $776 thousand for the three months ended November 30, 2006 and 2005, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE E — INVENTORIES
Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $199.5 million and $189.3 million at November 30 and August 31, 2006, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company’s inventories are in finished goods, with minimal work in process. Approximately $48.6 million and $54.6 million were in raw materials at November 30 and August 31, 2006, respectively.
NOTE F — CREDIT ARRANGEMENTS
At November 30 and August 31, 2006, no borrowings were outstanding under the Company’s commercial paper program or the related revolving credit agreement. The Company was in compliance with all covenants at November 30, 2006.
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
Long-term debt was as follows:

	November 30,	August 31,
(in thousands)	2006	2006

6.80% notes due August 2007	$50,000	$50,000
6.75% notes due February 2009	100,000	100,000
CMCZ term note due March 2009	—	18,322
5.625% notes due November 2013	200,000	200,000
Other, including equipment notes	14,342	13,926

	364,342	382,248
Less current maturities	54,630	60,162

	$309,712	$322,086

CMCZ has a revolving credit facility with maximum borrowings of 100 million PLN ($34.5 million) bearing interest at the Warsaw Interbank Offered Rate (WIBOR) plus 0.55% and collateralized by CMCZ’s accounts receivable. This facility expires May 11, 2007. At November 30, 2006, no amounts were outstanding under this facility. The revolving credit facility contains certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at November 30, 2006. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
CMC Poland, a wholly-owned subsidiary of the Company, owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMC Poland issued equipment notes under a term agreement dated September 2005 with 33.9 million PLN ($11.7 million) outstanding at November 30, 2006. Installment payments under these notes are due from 2006 through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus any applicable margin. The weighted average rate as of November 30, 2006 was 4.25%. The notes are substantially secured by the equipment.
At November 30, 2006, CMC International, a subsidiary of CMC, had $49.1 million outstanding under four short-term notes maturing in December 2006. The interest on the notes ranges from 5.9% to 6.0%. The notes are not collateralized and do not contain any financial covenants.
Interest of $8.6 million and $7.7 million was paid in the three months ended November 30, 2006 and 2005, respectively.
NOTE G — INCOME TAXES
The Company paid $20 million in income taxes during the three months ended November 30, 2006. No significant income taxes were paid during the three months ended November 30, 2005.
Reconciliations of the United States statutory rates to the Company’s effective tax rates were as follows:

	Three Months Ended
	November 30,
	2006	2005

Statutory rate	35.0%	35.0%
State and local taxes	2.4	1.2
Extraterritorial Income Exclusion (ETI)	(0.1)	(0.2)
Foreign rate differential	(1.4)	(0.9)
Domestic production activity deduction	(0.7)	(0.6)
Other	0.4	0.4

Effective rate	35.6%	34.9%

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
NOTE H — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
On April 24, 2006, the Company declared a two-for-one stock split in the form of a 100% stock dividend on the Company’s common stock payable May 22, 2006 to shareholders of record on May 8, 2006. The stock dividend resulted in the issuance of 64,530,332 additional shares of common stock. All per share and weighted average share amounts in the accompanying condensed consolidated financial statements for the three months ended November 30, 2005 have been restated to reflect the stock split.
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three months ended November 30, 2006 or 2005. The reconciliation of the denominators of the earnings per share calculations is as follows:

	Three Months Ended
	November 30,
	2006	2005

Average shares outstanding for basic earnings per share	117,430,858	115,935,616
Effect of dilutive securities-stock based incentive/purchase plans	3,606,474	6,171,264

Average shares outstanding for diluted earnings per share	121,037,332	122,106,880

Stock Appreciation Rights (SARs) with total share commitments of 628,630 were antidilutive at November 30, 2006 based on the average share price of $24.40. All of the Company’s outstanding stock options, restricted stock and SARs with total share commitments of 11,207,494 at November 30, 2005 were dilutive based on the average share price for the quarter then ended of $16.32. All stock options and SARs expire by 2013.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
At November 30, 2006, the Company had authorization to purchase 3,341,760 of its common shares.
NOTE I — DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. Forward contracts on natural gas may also be entered to reduce the price volatility of gas used in production. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in an immaterial amount of ineffectiveness in the statements of earnings and there were no components excluded from the assessment of hedge effectiveness for the three months ended November 30, 2006 and 2005. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following chart shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges:

	Three Months Ended
	November 30,
	2006	2005
(in thousands)	Earnings (Expense)

Net sales (foreign currency instruments)	$111	$93
Cost of goods sold (commodity instruments)	(2,206)	(1,877)
The Company’s derivative instruments were recorded as follows on the condensed consolidated balance sheets:

	November 30,	August 31,
(in thousands)	2006	2006

Derivative assets (other current assets)	$7,341	$5,633
Derivative liabilities (other payables)	8,392	8,323

     The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the three months ended November 30, 2006 (in thousands):

Change in market value (net of taxes)	$1,310
(Gain) losses reclassified into net earnings, net	45

Other comprehensive gain (loss) — unrealized Gain (loss) on derivatives	$1,355

During the twelve months following November 30, 2006, $2.9 million in losses related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $112 thousand in gains will be reclassified as interest expense related to an interest rate lock.
All of the instruments are highly liquid, and none are entered into for trading purposes.
NOTE J – CONTINGENCIES
See Note 11, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2006 relating to environmental and other matters. There have been no significant changes to the matters noted therein. In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provision has been made in the condensed consolidated financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular quarter.
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
The following is a summary of certain financial information by reportable segment:

	Three Months Ended November 30, 2006
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales–unaffiliated customers	$249,794	$162,914	$448,010	$359,676	$761,018	$5,132	$—	$1,986,544
Intersegment sales	107,761	33	776	23,385	36,792	(540)	(168,207)

Net sales	357,555	162,947	448,786	383,061	797,810	4,592	(168,207)	1,986,544

Adjusted operating profit (loss)	72,639	25,794	31,496	17,608	7,908	(6,511)	—	148,934

Goodwill — November 30, 2006	306		27,006	6,669	1,818	—	—	35,799
Total assets — November 30, 2006	493,641	315,452	696,289	263,705	890,996	192,034	—	2,852,117

	Three Months Ended November 30, 2005
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales—unaffiliated customers	$268,672	$106,880	$400,069	$213,206	$655,169	$1,702	$—	$1,645,698
Intersegment sales	101,107	452	454	23,193	29,389	—	(154,595)	—

Net sales	369,779	107,332	400,523	236,399	684,558	1,702	(154,595)	1,645,698

Adjusted operating profit (loss)	64,919	1,532	18,197	13,834	23,055	(6,527)	—	115,010

Goodwill — November 30, 2005	306	—	27,006	3,230	—	—	—	30,542
Total assets — November 30, 2005	445,483	251,595	619,138	164,155	688,012	128,068	—	2,296,451

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Three Months Ended
	November 30,
(in thousands)	2006	2005

Net earnings	$85,350	$69,624
Minority interests	4,628	245
Income taxes	49,769	37,441
Interest expense	8,228	6,924
Discounts on sales of accounts receivable	959	776

Adjusted operating profit	$148,934	$115,010

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended
	November 30,
(in thousands)	2006	2005

Major product information:
Steel products	$1,158,751	$999,288
Nonferrous scrap	242,977	131,366
Industrial materials	211,941	244,197
Non-ferrous products	137,209	85,420
Ferrous scrap	115,521	80,369
Construction materials	106,065	92,015
Other	14,080	13,043

Net sales	$1,986,544	$1,645,698

	Three Months Ended
	November 30,
(in thousands)	2006	2005

Geographic area:
United States	$1,193,910	$1,041,382
Europe	397,854	214,233
Asia	204,286	210,541
Australia/New Zealand	108,670	124,199
Other	81,824	55,343

Net sales	$1,986,544	$1,645,698

NOTE L – RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has an agreement for steel purchases with a key supplier of which the Company owns an 11% interest. The total amounts of purchases from this supplier were $79.5 million and $57.0 million for the three months ended November 30, 2006 and 2005, respectively.
NOTE M – SUBSEQUENT EVENTS
On December 18, 2006 the Company announced the purchase of a new wire rod block line in our Polish Steel mill operations in Zawiercie, Poland, that will augment the production of its current bar mill. Installation should take approximately 18 months with an expected investment of $40 million.
Also on December 20, 2006 the Company announced plans to construct a steel manufacturing facility, a micro mill, in the greater Phoenix, Arizona area at an estimated cost of $130 million with production anticipated to commence in early 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis should be read in conjunction with our Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2006.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are not different from the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K filed with the SEC for the year ended August 31, 2006 and are, therefore, not presented herein.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Increase
	November 30,		%
(in millions)	2006	2005

Net sales	$1,986.5	$1,645.7	21%
Net earnings	85.4	69.6	23%
EBITDA	168.5	133.3	26%
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

	Three Months Ended		Increase
	November 30,		%
(in millions)	2006	2005

Net earnings	$85.4	$69.6	23%
Interest expense	8.2	6.9	19%
Income taxes	49.8	37.5	33%
Depreciation and amortization	25.1	19.3	30%

EBITDA	$168.5	$133.3	26%

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
Overview Reported net earnings and EBITDA increased by 23% to $85.4 and 26% to $168.5 million, respectively, for the three months ended November 30, 2006 as compared to 2005. Quarterly earnings rose on solid demand from nonresidential construction markets and improved margins from the prior year first quarter. The following financial events were significant during our first quarter ended November 30, 2006:
•	Net earnings were a record for a first quarter with our Domestic Mills and Recycling segments achieving record first quarter adjusted operating profits.

•	Metal margins for the Domestic Steel Mills increased 21% due to higher selling prices and slightly lower scrap and energy costs.

•	Net sales of the Recycling segment increased 62% due primarily to increased volume of 12% and a 60% increase in the nonferrous selling price.

•	Our Polish (CMCZ) operations rebounded strongly with an adjusted operating profit of $25.8 million as compared to $1.5 million for last year’s first quarter. Net sales of our Polish segment increased 52% over last year’s first quarter and metal margins were up 21%.

•	Adjusted operating profit of our Domestic Fabrication segment increased $13.3 million to $31.5 million for the quarter due primarily to a $23 million swing from LIFO expense to a LIFO credit. Shipments from our Domestic Fabrication segment increased 11% over last year’s first quarter.

•	Our Marketing and Distribution segment had a 17% sales increase over the first quarter of 2005 but adjusted operating profit was down $15.2 million (66%) as a result of absorbing $14.3 million of LIFO expense as compared to a LIFO credit of $3.3 million in 2005.

•	In December 2006 the Company announced the future purchase of a new wire rod block line in our Polish Steel mill operations at an estimated investment of $40 million and the construction of a steel micro mill in the Phoenix, Arizona area with an estimated cost of $130 million. Installation of the wire rod block line is expected to take about 18 months and production at the “continuous continuous” micro mill is expected to commence in early 2009.
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
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes, minority interests and financing costs. The following tables show our net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended
	November 30,
(in thousands)	2006	2005

NET SALES:

Domestic mills	$357,555	$369,779
CMCZ*	162,947	107,332
Domestic fabrication	448,786	400,523
Recycling	383,061	236,399
Marketing and distribution	797,810	684,558
Corporate and eliminations	(163,615)	(152,893)

	$1,986,544	$1,645,698

* Before minority interests

	Three Months Ended
	November 30,
(in thousands)	2006	2005

ADJUSTED OPERATING PROFIT (LOSS):

Domestic mills	$72,639	$64,919
CMCZ*	25,794	1,532
Domestic fabrication	31,496	18,197
Recycling	17,608	13,834
Marketing and distribution	7,908	23,055
Corporate and eliminations	(6,511)	(6,527)

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

	Three Months Ended
	November 30,
(in thousands)	2006	2005

Domestic mills	(3,971)	(9,671)
Domestic fabrication	9,320	(13,916)
Recycling	(1,197)	(1,397)
Marketing and Distribution	(14,299)	3,320

Consolidated (decrease) to adjusted profit before tax	(10,147)	(21,664)

Domestic Mills We include our four domestic steel and our copper tube minimills in our domestic mills segment. Our domestic mills segment’s adjusted operating profit for the three month ended November 30, 2006 increased by $7.7 million (12%) as compared to prior year’s first quarter despite a slight drop in net sales of $12.2 million. Adjusted operating profit for the quarter just ended was higher than last year’s first quarter as a result of improved selling prices and relatively stable scrap prices which resulted in increased metal margins offset by a 2% increase in scrap production costs and a 16% decline in tons shipped.
Selling prices for our domestic steel minimills increased for the months ended November 30, 2006 as compared to 2005 due to strong domestic demand for steel including public works and nonresidential construction markets. Our average total mill selling price for the first quarter was $67 per ton above last year’s level.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended		Increase
	November 30,		(Decrease)
	2006	2005	$	%

Average mill selling price (finished goods)	$571	$510	$61	12%
Average mill selling price (total sales)	557	490	67	14%
Average ferrous scrap production cost	208	203	5	2%
Average metal margin	349	287	62	21%
Average ferrous scrap purchase price	183	187	(4)	(2)%

Overall, our mills’ shipments were down by 16% for the three months ended November 30, 2006 as compared to 2005 as customers who were understocked last year had better balanced inventory this quarter. The table below reflects our domestic steel minimills’ operating statistics (short tons in thousands):

	Three Months Ended		Increase
	November 30,		(Decrease)
	2006	2005	Amount	%

Tons melted	532	573	(41)	(7)%
Tons rolled	531	522	9	2%
Tons shipped	526	624	(98)	(16)%
All four of our domestic steel minimills were profitable during the first quarter of fiscal 2007. Two of our domestic steel minimills, Texas and Alabama, were more profitable for the quarter as compared to the prior year first quarter as a result of higher selling prices offset by a decrease in tons shipped for the quarter. CMC Steel Arkansas’ adjusted operating profit for the quarter was down 25% from last year’s first quarter as a result of higher conversion costs offset by a relative improvement in tons shipped. Our South Carolina steel minimill’s adjusted operating profit was down by 20% from prior year’s first quarter as a result of lower shipments.
Overall our domestic steel mills had pretax LIFO expense of $3.9 million during the three months just ended as compared to $8.2 million LIFO expense for the quarter ended November 30, 2005. In addition, planned melt shop shutdowns for maintenance and project work at South Carolina and Alabama contributed to a decrease of 7% in tons melted for the quarter just ended as compared to last year’s first quarter. Our total utility costs declined by $3.7 million or 15% over the same quarter last year as a direct result on lower usage offset by an increased in price, while natural gas costs were down by $4.3 million or 42% from last year’s first quarter because of lower prices. Our ferroalloys costs remained constant, but electrode costs increased by 13% to $3.9 million in the first quarter 2006 as compared to 2005.
The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended
	November 30,		Increase (Decrease)
	2006	2005	Amount	%

Pounds shipped (in millions)	10.4	16.2	(5.8)	(36%)
Pounds produced (in millions)	10.1	15.9	(5.8)	(36%)
Average selling price	$4.17	$2.44	$1.73	71%
Average copper scrap production cost	$3.05	$1.60	$1.45	91%
Average metal margin	$1.12	$0.83	$.29	35%
Average copper scrap purchase price	$3.26	$1.70	$1.56	92%
Our copper tube minimill’s adjusted operating profit was $3.4 million for the quarter ended November 30, 2006, as compared to $4.2 million in 2005. Our shipments and production for the three months ended November 30, 2006 decreased each by 36% as compared to 2005 due to the demand from our commercial and residential end-users declining as a direct result of the softening in housing construction. First quarter metal margin improved by 35% or $0.29 over last year’s first quarter as a result of our ability to increase our copper tube selling prices to more than compensate for increases in our copper scrap production costs. For the quarter just ended there was no significant LIFO expense as compared to $1.5 million LIFO expense for the first quarter of 2005.
CMCZ Our combined Polish operations generated net sales of $163 million and adjusted operating profit of $25.8 million for the three months ended November 30, 2006 as compared with $107 million and $1.5 million, respectively, for 2005. In addition, our operating levels and results of operations improved significantly as a result of better market conditions in the region, the positive growth of the German economy and the impact of our mega-shredder which resulted in improved melt yields and a decrease of melt shop operating costs. Also the new fab shop operations were profitable. The change in foreign currency exchange rates had minimal impact on the reported sales and adjusted operating profit for the quarter just ended. The following table reflects CMCZ’s operating statistics and average prices per short ton:

	Three Months Ended
	November 30,				Increase (Decrease)
	2006		2005		Amount		%

Tons melted (thousands)	358		284		74		26%
Ton rolled (thousands)	296		237		59		25%
Tons shipped (thousands)	312		257		55		21%
Average mill selling price (total sales)	1529	PLN	1304	PLN	225	PLN	17%
Average ferrous scrap production cost	816	PLN	673	PLN	143	PLN	21%
Average metal margin	714	PLN	631	PLN	83	PLN	13%
Average ferrous scrap purchase price	725	PLN	569	PLN	156	PLN	27%
Average mill selling price (total sales)	$496		$398		$98		25%
Average ferrous scrap production cost	$264		$206		$58		28%
Average metal margin	$232		$192		$40		21%
Average ferrous scrap purchase price	$235		$173		$62		36%
Domestic Fabrication For the quarter just ended our domestic fabrication businesses reported net sales and adjusted operating profit of $449 million and $31.5 million, an increase of $48 million and $13.3 million, respectively, over last year’s first quarter because of the strong and solid nonresidential construction markets that resulted in improved average selling prices and product shipments. The adjusted operating profit was also impacted by a LIFO credit of $9.3 million as compared to a LIFO expense of $13.9 million for the prior year’s first quarter. Among the segment’s product mix, rebar fabrication, construction-related products, and steel fence posts had increased profits offset by a decline in sales in the steel joist manufacturing and structural steel fabrication product group. Shipments from our fabrication plants totaled 404 thousand tons, 11% above the prior year’s first quarter, with rebar fabrication showing the largest increase. Our domestic fabrication plant’s shipments and average selling prices per ton were as follows:

	Three Months Ended
	November 30,		Increase (Decrease)
	2006	2005	Amount	%

Average selling prices*
Rebar	$796	$742	$54	7%
Joist	1,136	1,104	32	3%
Structural	2,438	2,087	351	17%
Post	713	696	17	2%

* excludes stock and buyout sales

Tons shipped (in Thousands)
Rebar	284	233	51	22%
Joist	79	84	(5)	(6)%
Structural	18	20	(2)	(10)%
Post	23	27	(4)	(15)%
Recycling The Recycling segment had net sales of $383 million an increase of 62% from prior year’s first quarter as a result of relatively stable ferrous scrap prices and higher nonferrous prices, including aluminum, copper, and nickel. Adjusted operating profit increased by 28% to $17.6 million compared with $13.8 million in the prior year, primarily due to higher volumes including material from our Yonack acquisition. LIFO expense for the quarter was $1.2 million versus $1.4 million for the quarter ended November 30, 2005. The segment’s profitability was more balanced between ferrous and nonferrous product lines compared to the prior year’s quarter, heavily influenced by relative pricing. Our strategy in volatile or steady markets remains the same; focus on rapid inventory turnover. As compared to last year’s first quarter, the average ferrous scrap sales price decreased by 6% to $184 per ton while ferrous shipments increased 22% to 573 thousand tons. The average nonferrous scrap sales price for the quarter was 60% above last year’s first quarter and nonferrous shipments were 21% higher at 85 thousand tons. The total volume of scrap processed, including all our domestic processing operations, equaled 937 thousand tons against 839 thousand tons in last year’s first quarter.

     The following table reflects our recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended		Increase
	November 30,		(Decrease)
	2006	2005	Amount	%

Ferrous sales price	$184	$195	$(11)	(6)%
Nonferrous sales price	$2,903	$1,819	$1,084	60%
Ferrous tons shipped	573	468	105	22%
Nonferrous tons shipped	85	70	15	21%
Total volume processed and shipped*	937	839	98	12%

* Includes our processing plants affiliated with our domestic steel mills.
Marketing and Distribution Our marketing and distribution segment’s net sales increased by 17% to $798 million while adjusted operating profit decreased by 66% to $7.9 million for the three months ended November 30, 2006 as compared to 2005 sales and results. LIFO expense of $14.3 million in the quarter is a major swing from last year’s first quarter LIFO credit of $3.3 million. The LIFO expense resulted from nonferrous price increases and large increases in inventory, substantially in transit, which is an indicator of upcoming strong sales activity. The segment’s sales and results were impacted by an increase in Chinese exports that gave the Company additional sourcing opportunities in inter-Asian carbon steel products, and improved margins by our domestic steel import business and European imports. Our sales of aluminum, copper, brass and stainless steel semis were steady while sales, margins and profits for our industrial materials and products remained strong in the quarter just ended. Our value-added downstream processing businesses, primarily in Australia, continued to generate good profits. In addition, the results of operations for the segment were negatively impacted by a weaker U.S. dollar and higher freight rates.
Corporate and Eliminations Our corporate expenses for the three months ended November 30, 2006 were comparable to 2005.
CONSOLIDATED DATA
On a consolidated basis, the LIFO method of inventory valuation decreased our net earnings on a pre-tax basis by $10.1 million and by $21.7 million (5 cents and 12 cents per diluted share) for the three months ended November 30, 2006 and 2005, respectively.
Our overall selling, general and administrative expenses increased by $28.4 million (27%) for the three months ended November 30, 2006 as compared to 2005 primarily from increases in salary and other compensation related costs due to growth and higher profitability, and expenses related to the planned implementation of a new Enterprise Resource Planning (ERP) system. Foreign currency fluctuations had minimal impact on selling, general and administrative expenses for the three months ended November 30 2006 as compared to 2005.
Interest expense for the three months ended November 30, 2006 was slightly higher than 2005 due primarily to higher interest rates on short-term borrowings outstanding.
Our overall effective tax rate for the three months ended November 30, 2006 increased to 35.6% as compared to 34.9% in 2005 due mainly to a shift in profitability to those domestic jurisdictions subject to state taxes.
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
OUTLOOK
The Company’s outlook remains positive for the remainder of the fiscal year ending August 31, 2007. Although our second quarter (winter months) is traditionally our weakest quarter we anticipate a second quarter LIFO diluted net earnings per share of between $0.57 and $0.67 compared to last year’s second quarter of $0.65. Destocking will continue at service centers and to a lesser extent at fabrication facilities. Rebar imports will continue to decline significantly.
The Company is poised to reaccelerate in the third quarter (spring months) and fourth quarter (summer months). The fundamentals remain very good with strong demand in non-residential construction markets both in the U.S. and globally. The demand for long products in the U. S. will remain solid, and the continued strength of the non-residential construction markets, including infrastructure, is expected to further benefit our domestic fabrication business profitability. Commodity prices will remain at high levels, although copper is expected to retreat slowly. Our Polish operations are expected to remain strong for the remainder of the year.
In addition, international steel prices appear to be at or near the bottom of the current cycle and are likely to increase early in calendar 2007. Ferrous scrap prices will trend upwards based on good international demand as well as U.S. mills rebuilding inventory of scrap.
We anticipate that our domestic steel mills will enjoy excellent metal margins and shipments to match seasonal demand. The discipline of mill outages will balance supply and demand and, with significantly reduced steel imports, steel prices should firm.
CMC Howell Metal, our copper tube mill, will continue to ship at lower levels due to the weaker housing market. Our Fabrication segment overall will continue to benefit from stable steel prices.
CMCZ our Polish mill operations faces the usual slowdown in demand during the winter period and with a very strong Zloty (2.88 to the U.S. dollar), exports are limited. However, we expect that CMCZ will bounce back strongly in the spring of 2007.
CMC Recycling will benefit from higher ferrous scrap prices although there is some margin squeeze due to buying pressures on unprepared scrap. Flows will improve with higher prices and better demand from the mills. Nonferrous will remain volatile with spreads (to Comex) narrowing.
Our Marketing and Distribution segment will have a steady second quarter; however, the impact of LIFO is difficult to predict.
In summary, 2007 is shaping up to be similar to 2006. Our diversification provides a good balance in the current global market conditions.
LIQUIDITY AND CAPITAL RESOURCES
See Note F – Credit Arrangements, to the condensed consolidated financial statements.
Our sources, facilities and availability of liquidity and capital resources as of November 30, 2006 (dollars in thousands):

	Total
Source	Facility	Availability

Net cash flows from operating activities	$42,044	$ N/A
Commercial paper program*	400,000	373,925
Domestic accounts receivable securitization	130,000	130,000
International accounts receivable sales facilities	162,155	87,706
Bank credit facilities – uncommitted	1,017,000	431,060
Notes due from 2007 to 2013	350,000	**
Trade financing arrangements	**	As required
CMCZ revolving credit facility	34,483	34,483
CMCZ & CMC Poland equipment notes	12,536
CMC International short-term credit facility	112,000	62,897

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $26.1 million of stand-by letters of credit issued as of November 30, 2006.

**	With our investment grade credit ratings and current industry conditions we believe we have access to cost-effective public markets for potential refinancing or the issuance of additional long-term debt.

Certain of our financing agreements, both domestically and at CMCZ, include various covenants, of which we were in compliance at November 30, 2006. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
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
During the quarter ended November 30, 2006, we generated $42 million of net cash flows from operating activities as compared to $72 million for the prior year’s quarter 2005. Significant fluctuations in working capital were as follows:
•	Increased inventories — more in transit inventory and higher inventory costs in some divisions.

•	Decreased accounts receivable — lower sales volume across all segments compared to the fourth quarter of fiscal 2006, in addition to faster turnover in the Marketing and Distribution and CMCZ segments.

•	Decreased accrued expenses – annual incentive and discretionary compensation payments made in the first quarter.
We expect our total capital spending for fiscal year 2007 to be approximately $230 million, including $28 million to commence the construction of the greenfield micro mill in Phoenix, Arizona and $20 million to start the installation of a new wire block mill in CMCZ. We invested $27 million in property, plant and equipment during the first quarter just ended. We continuously assess our capital spending and reevaluate our requirements based upon current and expected results.
We are also undertaking a 5-year Enterprise Resource Planning (ERP) system implementation program to improve our operating systems and the Company is anticipating spending approximately $26 million during the current fiscal year.
We did not purchase any of our common shares for our treasury during the three months ended November 30, 2006. Our contractual obligations for the next twelve months of $1.3 billion are typically expenditures with normal revenue processing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of November 30, 2006:

	Payments Due By Period*
		Less than			More than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$364,342	$54,630	$106,647	$3,015	$200,050
Notes payable	49,103	49,103	—	—	—
Interest(2)	96,944	21,058	31,245	22,595	22,046
Operating leases(3)	102,880	26,787	39,722	22,081	14,290
Purchase obligations(4)	1,571,362	1,196,775	297,824	57,762	19,001

Total contractual cash obligations	$2,184,631	$1,348,353	$475,438	$105,453	$255,387

* We have not discounted the cash obligations in this table.
(1)	Total amounts are included in the November 30, 2006 condensed consolidated balance sheet. See Note F, Credit Arrangements, to the condensed consolidated financial statements.
(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of November 30, 2006.
(3)	Includes minimum lease payment obligations for non-cancelable equipment and real estate leases in effect as of November 30, 2006.
(4)	About 93% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2006, we had committed $34.3 million under these arrangements. All of the commitments expire within one year.
See Note J – Contingencies, to the condensed consolidated financial statements regarding our guarantees.
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, currency valuation, production rates, inventory levels, new capital investments, and general market conditions. These forward-looking statements generally can be identified by phrases such as we “expect,” “anticipate” “believe,” “ought,” “should,” “likely,” “appear,”, “project,” “forecast,” or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
•	interest rate changes,

•	construction activity,

•	metals pricing over which we exert little influence,

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing,

•	court decisions,

•	industry consolidation or changes in production capacity or utilization,

•	global factors including political and military uncertainties,

•	credit availability,

•	currency fluctuations,

•	energy prices,

•	cost of construction,

•	successful implementation of new technology,
•	successful integration of acquisitions,
•	decisions by governments impacting the level of steel imports, and
•	pace of overall economic activity, particularly China.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required hereunder for the Company is not materially different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006, filed with the Securities Exchange Commission and is, therefore, not presented herein.
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

PART II OTHER INFORMATION
      ITEM 1. LEGAL PROCEEDINGS
Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006, filed November 8, 2006, with the Securities and Exchange Commission.
      ITEM 1A. RISK FACTORS
     Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			As Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
As of September 1, 2006				3,341,760 (1)
September 1- September 30, 2006	$0	$0
October 1 - October 31, 2006	8,009 (2)	$22.71
November 1 — November 30, 2006	5,615 (2)	$26.97
As of November 30, 2006	13,624 (2)	$24.47		3,341,760 (1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced July 19, 2006.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable
      ITEM 5. OTHER INFORMATION
Not Applicable
      ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K.

31.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY
/s/ William B. Larson
January 9, 2007	William B. Larson
Vice President & Chief Financial Officer

/s/ Leon K. Rusch
January 9, 2007	Leon K. Rusch
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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