Form 10-Q
period 2007-02-28
COMMERCIAL METALS CO
filed 2007-04-06
CIK 22444

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007
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
Yes           No
☐            ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐           Non-Accelerated filer ☐
As of April 2, 2007, there were 119,224,147 shares of the Company’s common stock issued and outstanding excluding 9,836,517 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PAGE NO.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — February 28, 2007 and August 31, 2006	2-3

Condensed Consolidated Statements of Earnings — Three months and Six months ended February 28, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows — Six months ended February 28, 2007 and 2006	5

Condensed Consolidated Statement of Stockholders’ Equity — Six months ended February 28, 2007	6

Notes to Condensed Consolidated Financial Statements	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Items 1 — 6	26 - 28

Signatures	29
Index to Exhibits	30

Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Amended and Restated 1999 Non-Employee Director Stock Plan
2006 long-Term Equity Incentive Plan
2006 Cash Incentive Plan
Certification of President and CEO Pursuant to Section 302
Certification of Senior VP and CFO Pursuant to Section 302
Certification of President and CEO Pursuant to Section 906
Certification of Senior VP and CFO Pursuant to Section 906

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28,	August 31,
(in thousands)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$76,165	$180,719
Accounts receivable (less allowance for collection losses of $16,825 and $16,075)	1,006,493	1,134,823
Inventories	864,592	762,635
Other	80,408	66,615

Total current assets	2,027,658	2,144,792

Property, plant and equipment:
Land	46,949	44,702
Buildings and improvements	280,163	268,755
Equipment	991,048	970,973
Construction in process	97,622	51,184

	1,415,782	1,335,614

Less accumulated depreciation and amortization	(788,411)	(746,928)

	627,371	588,686

Goodwill	35,815	35,749
Other assets	171,878	129,641

	$2,862,722	$2,898,868

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 28,	August 31,
(in thousands except share data)	2007	2006

Current liabilities:
Accounts payable-trade	$488,814	$526,408
Accounts payable-documentary letters of credit	129,522	141,713
Accrued expenses and other payables	294,851	379,764
Income taxes payable and deferred income taxes	10,286	14,258
Notes payable — CMC International	—	60,000
Current maturities of long-term debt	54,600	60,162

Total current liabilities	978,073	1,182,305

Deferred income taxes	33,295	34,550
Other long-term liabilities	98,727	78,789
Long-term debt	309,170	322,086

Total liabilities	1,419,265	1,617,730

Minority interests	72,195	61,034
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share: authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 118,880,424 and 117,881,160 shares	1,290	1,290
Additional paid-in capital	351,203	346,994
Accumulated other comprehensive income	44,168	33,239
Retained earnings	1,113,977	980,454

	1,510,638	1,361,977
Less treasury stock:
10,180,240 and 11,179,504 shares at cost	(139,376)	(141,873)

Total stockholders’ equity	1,371,262	1,220,104

	$2,862,722	$2,898,868

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands, except share data)	2007	2006	2007	2006

Net sales	$2,015,776	$1,639,487	$4,002,320	$3,285,185
Costs and expenses:
Cost of goods sold	1,757,026	1,388,883	3,460,416	2,813,613
Selling, general and administrative expenses	141,543	118,623	276,722	225,357
Interest expense	8,852	6,952	17,080	13,876

	1,907,421	1,514,458	3,754,218	3,052,846

Earnings before income taxes and minority interests	108,355	125,029	248,102	232,339
Income taxes	37,786	45,504	87,555	82,945

Earnings before minority interests	70,569	79,525	160,547	149,394
Minority interests	4,648	(578)	9,276	(333)

Net earnings	$65,921	$80,103	$151,271	$149,727

Basic earnings per share	$0.56	$0.68	$1.29	$1.28

Diluted earnings per share	$0.54	$0.65	$1.25	$1.22

Cash dividends per share	$0.09	$0.03	$0.15	$0.06

Average basic shares outstanding	117,266,573	117,551,782	117,348,716	116,743,700

Average diluted shares outstanding	121,807,414	123,830,628	121,422,373	122,858,160

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	February 28,
(in thousands)	2007	2006

Cash Flows From (Used By) Operating Activities:
Net earnings	$151,271	$149,727
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	49,021	39,678
Minority interests	9,276	(333)
Provision for losses on receivables	41	1,841
Share-based compensation	5,358	4,424
Net gain on sale of assets and other	(28)	(1,098)
Asset impairment	1,390	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	42,145	(75,138)
Accounts receivable sold	95,255	—
Inventories	(92,453)	(57,967)
Other assets	(57,958)	(23,577)
Accounts payable, accrued expenses, other payables and income taxes	(133,079)	(24,909)
Deferred income taxes	(2,136)	(635)
Other long-term liabilities	19,673	13,062

Net Cash Flows From Operating Activities	87,776	25,075

Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(75,100)	(59,460)
Purchase of interests in CMC Zawiercie and subsidiaries	(61)	—
Sales of property, plant and equipment	467	3,672
Acquisitions of fabrication businesses	(10,633)	(5,140)

Net Cash Used By Investing Activities	(85,327)	(60,928)

Cash Flows From (Used By) Financing Activities:
Decrease in documentary letters of credit	(12,191)	(40,877)
Payments on trade financing arrangements	—	(1,667)
Short-term borrowings, net change	(60,000)	—
Payments on long-term debt	(18,787)	—
Proceeds from issuance of long-term debt	—	6,040
Stock issued under incentive and purchase plans	14,024	21,172
Treasury stock acquired	(17,744)	—
Dividends paid	(17,748)	(7,005)
Tax benefits from stock plans	5,068	9,726

Net Cash Used By Financing Activities	(107,378)	(12,611)
Effect of Exchange Rate Changes on Cash	375	1,171

Decrease in Cash and Cash Equivalents	(104,554)	(47,293)
Cash and Cash Equivalents at Beginning of Year	180,719	119,404

Cash and Cash Equivalents at End of Period	$76,165	$72,111

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total

Balance, September 1, 2006	129,060,664	$1,290	$346,994	$33,239	$980,454	(11,179,504)	$(141,873)	$1,220,104
Comprehensive income:
Net earnings for six months ended February 28, 2007					151,271			151,271
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $(869)				8,904				8,904
Unrealized gain on hedges, net of taxes of $924				2,025				2,025

Comprehensive income								162,200
Cash dividends					(17,748)			(17,748)
Treasury stock acquired						(699,500)	(17,744)	(17,744)
Restricted stock grant			(436)			32,000	436	—
Stock issued under incentive and purchase plans			(5,808)			1,670,196	19,832	14,024
Stock-based compensation			5,385			(3,432)	(27)	5,358
Tax benefits from stock plans			5,068					5,068

Balance, February 28, 2007	129,060,664	$1,290	$351,203	$44,168	$1,113,977	(10,180,240)	$(139,376)	$1,371,262

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
The Company adopted 123(R) effective September 1, 2005 using the modified prospective method. As a result, compensation expense was recorded for the unvested portion of previously issued awards that were outstanding at September 1, 2005. The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the remaining vesting period of previously issued awards. (See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2006 for the assumptions used to estimate the fair value and the weighted average grant date fair value. The Company developed its volatility assumption based on historical data). The Company recognized after-tax stock-based compensation expense of $2.0 million and $1.6 million ($0.02 and $0.01 per diluted share, respectively) for the three months ended February 28, 2007 and 2006, respectively and $3.5 million and $2.9 million ($0.03 and $0.02 per diluted share, respectively) for the six months ended February 28, 2007 and 2006, respectively as a component of selling, general and administrative expenses. The cumulative effect of adoption (primarily arising from the recognition of anticipated forfeitures) was not material. At February 28, 2007, the Company had $6.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 28 months.
Combined information for shares subject to options and SARs for the six months ended February 28, 2007 was as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

August 31, 2006
Outstanding	7,485,348	$8.06	$2.75-$24.71
Exercisable	6,178,200	5.90	2.75 - 13.58
Granted	—	—	—
Exercised	1,116,612	4.64	2.75 - 12.31
Forfeited	15,454	9.16	2.94 - 24.57

February 28, 2007
Outstanding	6,353,282	8.66	2.94 - 24.71
Exercisable	5,052,468	6.18	2.94 - 13.58

Share information for options and SARs at February 28, 2007:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price

$ 2.94 — 3.78	1,560,824	2.5	$3.49	1,560,824	$3.49
4.29 — 5.36	837,828	1.9	4.34	837,828	4.34
7.53 — 7.78	2,321,742	4.0	7.77	2,321,742	7.77
12.31 — 13.58	996,858	5.4	12.33	332,074	12.37
21.81 — 24.71	636,030	6.2	24.53	—	—

$ 2.94 — 24.71	6,353,282	3.8	$8.66	5,052,468	$6.18

Of the Company’s previously granted restricted stock awards 32,000 and 16,000 shares vested during the six months ended February 28, 2007 and 2006, respectively.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $21.7 million and $22.0 million at February 28, 2007 and August 31, 2006, respectively. Aggregate amortization expense for the three months ended February 28, 2007 and 2006 was $0.7 million and $0.6 million, respectively. Aggregate amortization expense for each of the six months ended February 28, 2007 and 2006 was $1.5 million and $1.1 million, respectively.
SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Company’s fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159’s elective fair value option on the Company’s financial statements.
Staff Accounting Bulletin No. 108
In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” which is effective for the Company’s fiscal year beginning September 1, 2007. As per the Standard, registrants should consider the effects of the carryover or reversal of prior year misstatements in quantifying a current year misstatement and should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company does not expect the adoption of this Standard to have a material impact on its financial statements.
FASB Staff Position (FSP) No. AUG AIR-1
In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for the Company’s fiscal year beginning September 1, 2007. The Staff Position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company does not expect the adoption of this Standard to have a material impact on its financial statements.
NOTE C — ACQUISITIONS
On January 4, 2007, the Company completed the acquisition of the operating assets and inventory of Bruhler Stahlhandel GmbH steel fabrication business in Rosslau/Saxony-Anhalt in eastern Germany. The acquisition was made by CMC’s subsidiary Commercial Metals Deutschland GmbH. The Company paid $10.6 million for this acquisition. The Company allocated $6.1 million and $4.5 million of the purchase price to property, plant, and equipment and inventory, respectively, based on their fair value at the acquisition date. This acquisition is expected to strengthen the Company’s vertical integration and downstream capability in Central Europe and to complement CMC’s existing fabrication operation in Zawiercie, Poland.

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
At February 28, 2007 and August 31, 2006, accounts receivable of $356 million and $351 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 79% and 100% at February 28, 2007 and August 31, 2006, respectively. At February 28, 2007, the financial institution buyers owned $74 million in undivided interests in CMCRV’s accounts receivable pool, which was reflected as a reduction in accounts receivable on the Company’s condensed consolidated balance sheets. The average monthly amount of undivided interests owned by the financial institution buyers was $12.3 million and $1.7 million for the six months ended February 28, 2007 and 2006, respectively.
In addition to the securitization program described above, the Company’s international subsidiaries periodically sell accounts receivable without recourse. Uncollected accounts receivable that had been sold under these arrangements and removed from the condensed consolidated balance sheets were $83.2 million and $61.9 million at February 28, 2007 and August 31, 2006, respectively. The average monthly amounts of outstanding international accounts receivable sold were $72.7 million and $57.8 million for the six months ended February 28, 2007 and 2006, respectively.
Discounts (losses) on domestic and international sales of accounts receivable were $1.4 million and $797 thousand for the three months ended February 28, 2007 and 2006, respectively. For the six months ended February 28, 2007 and 2006, these discounts were $2.3 million and $1.6 million, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE E — INVENTORIES
Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $218.4 million and $189.3 million at February 28, 2007 and August 31, 2006, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company’s inventories are in finished goods, with minimal work in process. Approximately $54.8 million and $54.6 million were in raw materials at February 28, 2007 and August 31, 2006, respectively.
NOTE F — CREDIT ARRANGEMENTS
At February 28, 2007 and August 31, 2006, no borrowings were outstanding under the Company’s commercial paper program or the related revolving credit agreement. The Company was in compliance with all covenants at February 28, 2007.
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
Long-term debt was as follows:

	February 28,	August 31,
(in thousands)	2007	2006

6.80% notes due August 2007	$50,000	$50,000
6.75% notes due February 2009	100,000	100,000
CMCZ term note due March 2009	—	18,322
5.625% notes due November 2013	200,000	200,000
Other, including equipment notes	13,770	13,926

	363,770	382,248
Less current maturities	54,600	60,162

	$309,170	$322,086

CMCZ has a revolving credit facility with maximum borrowings of 100 million PLN ($33.7 million) bearing interest at the Warsaw Interbank Offered Rate (WIBOR) plus 0.55% and collateralized by CMCZ’s accounts receivable. This facility expires May 11, 2007. At February 28, 2007, no amounts were outstanding under this facility. The revolving credit facility contains certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at February 28, 2007. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
In February 2007, CMCZ entered into a new revolving credit facility agreement. The credit agreement has maximum borrowings of 100 million PLN ($33.7 million) and interest rate of WIBOR plus 0.55%. The credit facility expires on July 31, 2007 and is not collateralized. The short-term credit facility contains certain financial covenants. At February 28, 2007, no amounts were outstanding under the credit facility agreement.
CMC Poland, a wholly-owned subsidiary of the Company, owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMC Poland issued equipment notes under a term agreement dated September 2005 with 34.0 million PLN ($11.4 million) outstanding at February 28, 2007. Installment payments under these notes are due through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus any applicable margin. The weighted average rate as of February 28, 2007 was 4.25%. The notes are substantially secured by the shredder equipment.
Interest of $17.2 million and $14.8 million was paid in the six months ended February 28, 2007 and 2006, respectively.
NOTE G – INCOME TAXES
The Company paid $87.6 million and $74.1 million in income taxes during the six months ended February 28, 2007 and 2006, respectively.
Reconciliations of the United States statutory rates to the Company’s effective tax rates were as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	1.4	1.4	1.9	1.3
Dividend received deduction and other	2.9	0.3	1.5	0.3
Extraterritorial Income Exclusion (ETI)	(0.1)	(0.2)	(0.1)	(0.2)
Foreign rate differential	(4.0)	0.4	(2.5)	(0.2)
Domestic production activity deduction	(0.3)	(0.5)	(0.5)	(0.5)

Effective rate	34.9%	36.4%	35.3%	35.7%

Approximately $3.2 million of additional tax expense was recognized in the three months ended February 28, 2007 due to the final computation of the dividends received deduction afforded by the Foreign Earnings Repatriation Provision of the American Jobs Creation Act of 2004 on the repatriated unremitted foreign earnings from a Swiss subsidiary made during the fourth quarter of fiscal 2006.
In June 2006, the FASB issued FIN 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,’’ which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the Company’s fiscal year beginning September 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.
NOTE H – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
On April 24, 2006, the Company declared a two-for-one stock split in the form of a 100% stock dividend on the Company’s common stock payable May 22, 2006 to shareholders of record on May 8, 2006. The stock dividend resulted in the issuance of 64,530,332 additional shares of common stock. All per share and share amounts in the accompanying condensed consolidated financial statements for the three and six months ended February 28, 2006 have been restated to reflect the stock split.
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three or six months ended February 28, 2007 or 2006. The reconciliation of the denominators of the earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Average shares outstanding for basic earnings per share	117,266,573	117,551,782	117,348,716	116,743,700
Effect of dilutive securities-stock based incentive/purchase plans	4,540,841	6,278,846	4,073,657	6,114,460

Average shares outstanding for diluted earnings per share	121,807,414	123,830,628	121,422,373	122,858,160

At February 28, 2007, all of the Company’s outstanding stock options, restricted stock and Stock Appreciation Rights (SARs) with total share commitments of 6,986,817 were dilutive based on the average share price of $27.38. All stock options and SARs expire by 2013.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
At February 28, 2007, the Company had authorization to purchase 2,642,260 of its common shares.
NOTE I – DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. Forward contracts on natural gas may also be entered to reduce the price volatility of gas used in production. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in an immaterial amount of ineffectiveness in the statements of earnings and there were no components excluded from the assessment of hedge effectiveness for the three or six months ended February 28, 2007 and 2006. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following table shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
(in thousands)	Earnings (Expense)		Earnings (Expense)

Net sales (foreign currency instruments)	$(242)	$(180)	$(131)	$(87)
Cost of goods sold (commodity instruments)	(1,518)	1,926	(3,724)	49
The Company’s derivative instruments were recorded as follows on the condensed consolidated balance sheets:

	February 28,	August 31,
(in thousands)	2007	2006

Derivative assets (other current assets)	$2,786	$5,633
Derivative liabilities (other payables)	7,357	8,323
The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the six months ended February 28, 2006 (in thousands):

Change in market value (net of taxes)	$3,552
(Gains) losses reclassified into net earnings, net	(1,527)

Other comprehensive gain (loss) — unrealized gain (loss) on derivatives	$2,025

During the twelve months following February 28, 2007, $2.7 million in losses related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $112 thousand in gains will be reclassified as interest expense related to an interest rate lock.
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
In February 2007, we entered into a guarantee agreement to assist one of our Chinese coke suppliers to obtain pre-production financing from a bank. In addition, we entered into another guarantee agreement for one of our suppliers of finished goods to obtain working capital financing from a financial institution. In the aggregate, the Company’s maximum exposure under the guarantees at February 28, 2007 is approximately $12.3 million. The fair value of the guarantees is negligible.
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
The following is a summary of certain financial information by reportable segment:

	Three Months Ended February 28, 2007
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$262,582	$194,823	$404,203	$315,205	$837,190	$1,773	$—	$2,015,776
Intersegment sales	102,287	1,356	102	38,343	50,601	456	(193,145)	—

Net sales	364,869	196,179	404,305	353,548	887,791	2,229	(193,145)	2,015,776

Adjusted operating profit (loss)	61,671	25,826	13,883	20,903	15,223	(18,915)	—	118,591

	Three Months Ended February 28, 2006
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$257,109	$106,782	$408,005	$245,894	$619,285	$2,412	$—	$1,639,487
Intersegment sales	109,061	5,802	151	26,119	22,899	—	(164,032)	—

Net sales	366,170	112,584	408,156	272,013	642,184	2,412	(164,032)	1,639,487

Adjusted operating profit (loss)	70,767	(584)	38,494	18,592	12,934	(7,425)	—	132,778

	Six Months Ended February 28, 2007
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$512,376	$357,737	$852,213	$674,881	$1,598,208	$6,905	$—	$4,002,320
Intersegment sales	210,048	1,389	878	61,728	87,393	(84)	(361,352)	—

Net sales	722,424	359,126	853,091	736,609	1,685,601	6,821	(361,352)	4,002,320

Adjusted operating profit (loss)	134,310	51,620	45,379	38,511	23,131	(25,426)	—	267,525

Goodwill – February 28, 2007	306	—	27,006	6,680	1,823	—	—	35,815
Total Assets – February 28, 2007	526,146	367,246	703,037	240,588	905,424	120,281	—	2,862,722

	Six Months Ended February 28, 2006
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$525,781	$213,662	$808,074	$459,100	$1,274,454	$4,114	$—	$3,285,185
Intersegment sales	210,168	6,254	605	49,312	52,288	—	(318,627)	—

Net sales	735,949	219,916	808,679	508,412	1,326,742	4,114	(318,627)	3,285,185

Adjusted operating profit (loss)	135,686	948	56,691	32,426	35,989	(13,952)	—	247,788

Goodwill – February 28, 2006	306	—	27,006	3,230	—	—	—	30,542
Total Assets – February 28, 2006	471,375	274,976	636,329	193,379	800,430	94,881	—	2,471,370

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2007	2006	2007	2006

Net earnings	$65,921	$80,103	$151,271	$149,727
Minority interests	4,648	(578)	9,276	(333)
Income taxes	37,786	45,504	87,555	82,945
Interest expense	8,852	6,952	17,080	13,876
Discounts on sales of accounts receivable	1,384	797	2,343	1,573

Adjusted operating profit	$118,591	$132,778	$267,525	$247,788

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2007	2006	2007	2006

Major product information:
Steel products	$1,247,494	$961,749	$2,406,245	$1,922,258
Nonferrous scrap	190,871	161,973	433,848	293,519
Industrial materials	207,500	200,840	419,441	445,037
Nonferrous products	135,777	135,111	272,986	259,900
Ferrous scrap	121,869	82,655	237,390	163,024
Construction materials	91,442	86,150	197,507	178,165
Other	20,823	11,009	34,903	23,282

Net sales	$2,015,776	$1,639,487	$4,002,320	$3,285,185

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2007	2006	2007	2006

Geographic area:
United States	$1,199,423	$1,059,997	$2,393,333	$2,101,379
Europe	404,964	255,373	802,818	469,606
Asia	233,727	173,681	438,013	384,222
Australia/New Zealand	111,935	92,958	220,605	217,157
Other	65,727	57,478	147,551	112,821

Net sales	$2,015,776	$1,639,487	$4,002,320	$3,285,185

NOTE L — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has an agreement for steel purchases with a key supplier of which the Company owns an 11% interest. The total amounts of purchases from this supplier were $170 million and $118.4 million for the six months ended February 28, 2007 and 2006, respectively.
NOTE M – SUBSEQUENT EVENTS
On March 2, 2007, the Company announced that its Polish steel mill, CMC Zawiercie S.A. (CMCZ), purchased all of the shares of CMCZ owned by the Polish Ministry of State Treasury for approximately $59.5 million. The shares acquired represent approximately 26.8% of the total CMCZ shares outstanding. The Company intends to redeem the shares and with this purchase and subsequent redemption, CMC will hold approximately 99% of the outstanding shares of CMCZ.
On March 5, 2007, the Company announced that it has entered into a definitive agreement to purchase substantially all the operating assets of Nicholas J. Bouras Inc. for approximately $63 million plus inventory on hand at the time of closing which is expected within 40 days following regulatory approval. Included in the deal are Bouras affiliates United Steel Deck, Inc., The New Columbia Joist Co., and ABA Trucking Corp. United Steel Deck manufactures steel deck at facilities in South Plainfield, NJ; Peru, IL; and Rock Hill, SC. New Columbia Joist manufactures steel joists in New Columbia, PA. ABA Trucking Corporation provides delivery services for United Steel Deck and New Columbia Joist. The purchase does not include Bouras subsidiary Prior Coated Metals and its affiliate Bouras Properties LLC. This acquisition will be integrated as part of CMC’s Domestic Fabrication segment and will operate under the trade name CMC Joist & Deck.

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
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	February 28,		%	February 28,		%
(in millions)	2007	2006	Change	2007	2006	Change

Net sales	$2,015.8	$1,639.5	23%	$4,002.3	$3,285.2	22%
Net earnings	65.9	80.1	(18)%	151.3	149.7	1%
EBITDA	136.4	153.0	(11)%	304.9	286.2	7%
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

	Three Months Ended			Six Months Ended
	February 28,		%	February 28%
(in millions)	2007	2006	Change	2007	2006	Change

Net earnings	$65.9	$80.1	(18)%	$151.2	$149.7	1%
Interest expense	8.9	7.0	27%	17.1	13.9	23%
Income taxes	37.7	45.5	(17)%	87.6	82.9	6%
Depreciation and amortization	23.9	20.4	17%	49.0	39.7	23%

EBITDA	$136.4	$153.0	(11)%	$304.9	$286.2	7%

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
Overview Reported net earnings and EBITDA decreased by 18% to $65.9 million and 11% to $136.4 million, respectively, for the three months ended February 28, 2007 as compared to 2006. For the six months ended February 28, 2007, net earnings increased by 1% to $151.2 million and EBITDA by 7% to $304.9 million as compared to the same period last year. Traditionally, our second quarter (December to February) is our weakest quarter because of the seasonal nonresidential construction slowdown. For the quarter just ended, net earnings was also affected as a result of destocking at service centers, increased cost of steel scrap, the softening in the residential housing market, mill maintenance and certain oversupply conditions in the U.S. These factors contributed to our steel shipping volumes being down by 40 thousands tons and larger than expected LIFO charges in our Domestic Mills and Domestic Fabrication segments. In contrast, for the six months ended February 28, 2007, operating results were slightly better as sales were up and the Company had two strong quarters from CMCZ our Polish operations and a faster inventory turnover at our Recycling segment that benefited from higher scrap prices. In addition, we also experienced a recovery in the steel prices for our finished goods and a tremendous unprecedented demand for our construction products in emerging markets, in particular in the markets of North Africa, the Middle East, Central and Eastern Europe, Russia and Asia. The following financial events were significant during our second quarter ended February 28, 2007:
•	Net sales for the quarter increased by 23% over last year’s second quarter to $2.0 billion with CMCZ and the Marketing and Distribution segments contributing the largest proportion to the company’s overall net sales growth.

•	After-tax LIFO expense of $12.3 million or $0.10 per diluted share as compared with income of $2.6 million or $0.02 per share in last year’s second quarter.

•	Our Polish (CMCZ) operations continued to achieve record profitability with its adjusted operating profit of $25.8 million. Net sales increased 74% over last year’s second quarter.

•	Adjusted operating profit for the Domestic Mills segment was down by 13% to $61.7 million caused mainly by a LIFO expense of $8.6 million, an $8 million increase over the prior year quarter, increased maintenance costs of $4.2 million and a lower adjusted operating profit at our copper tube mill.

•	Adjusted operating profit of our Domestic Fabrication segment decreased $24.6 million to $13.9 million, a 64% decline from the prior year’s quarter due primarily to a $16 million swing from a LIFO credit to a LIFO expense and a margin squeeze caused by higher steel prices. Shipments were about even from last year’s quarter with our Rebar products showing a slight volume improvement of 6%.

•	Our Recycling segment’s adjusted operating profit of $20.9 million increased 12% over last years’ quarter primarily as the result of a pre-tax LIFO income of $2.7 million and an 11% increase in shipments.

•	Our Marketing and Distribution segment had a 38% sales increase over the second quarter of 2006 and an adjusted operating profit of $15.2 million an 18% increase in despite of absorbing a pre-tax LIFO expense of $6.7 million.

•	Selling, general and administrative expenses include $9.9 million of costs associated with the investment in the global deployment of SAP software.

•	On March 2, 2007, the Company announced that its Polish steel mill, CMC Zawiercie S.A. (CMCZ), purchased all of the shares of CMCZ owned by the Polish Ministry of State Treasury for approximately $59.5 million, making CMC the owner of approximately 99% of the outstanding shares of CMCZ.

•	On March 5, 2007, the Company announced that it has entered into a definitive agreement to purchase substantially all the operating assets of Nicholas J. Bouras Inc. for approximately $63 million plus inventory on hand at the time of closing which is expected within 40 days following regulatory approval.
SEGMENT OPERATING DATA
See Note K — Business Segments, to the condensed consolidated financial statements.
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes, minority interests and financing costs.
The following tables show our net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended			Six Months Ended
	February 28,		%	February 28,		%
(in thousands)	2007	2006	Change	2007	2006	Change

NET SALES:
Domestic mills	$364,869	$366,170	(0.4)%	$722,424	$735,949	(2)%
CMCZ*	196,179	112,584	74%	359,126	219,916	63%
Domestic fabrication	404,305	408,156	(1)%	853,091	808,679	5%
Recycling	353,548	272,013	30%	736,609	508,412	45%
Marketing and distribution	887,791	642,184	38%	1,685,601	1,326,742	27%
Corporate and eliminations	(190,916)	(161,620)	18%	(354,531)	(314,513)	13%

	$2,015,776	$1,639,487	23%	$4,002,320	$3,285,185	22%

*	Before minority interests

	Three Months Ended			Six Months Ended
	February 28,		%	February 28,		%
(in thousands)	2007	2006	Change	2007	2006	Change

ADJUSTED OPERATING PROFIT (LOSS):

Domestic mills	$61,671	$70,767	(13)%	$134,310	$135,686	(1)%
CMCZ*	25,826	(584)	4,522%	51,620	948	5,345%
Domestic fabrication	13,883	38,494	(64)%	45,379	56,691	(20)%
Recycling	20,903	18,592	12%	38,511	32,426	19%
Marketing and distribution	15,223	12,934	18%	23,131	35,989	(36)%
Corporate and eliminations	(18,915)	(7,425)	155%	(25,426)	(13,952)	82%

*	Before minority interests
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

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2007	2006	2007	2006

Domestic mills	(8,648)	(686)	(12,619)	(10,358)
Domestic fabrication	(6,256)	9,705	3,064	(4,211)
Recycling	2,739	(3,180)	1,542	(4,577)
Marketing and distribution	(6,734)	(1,802)	(21,033)	1,518

Consolidated increase (decrease) to adjusted profit before tax	(18,899)	4,037	(29,046)	(17,628)

Domestic Mills We include our four domestic steel and our copper tube minimills in our domestic mills segment. Our domestic steel mills had an adjusted operating profit for the three months ended February 28, 2007 of $59.4 million, down 8% as compared to the prior year’s second quarter due to a larger than expected LIFO pre-tax expense of $14 million and a slight decrease in net sales. The increase in LIFO was driven by a 12% cost increase coupled with a modest increase in the quantity of inventory for the quarter just ended as compared to a LIFO expense for the prior year’s quarter of $686 thousand. The average metal margin increased by $33 to $326 per ton, as average selling prices (total sales) rose $41 per ton offset by an increase in the average cost of scrap used of $8 per ton. The volume of shipments was down by 7% to 563 thousand tons, tons melted and rolled fell 46 and 17 thousand tons to 531 and 515 thousands tons, respectively as compared to last year’s second quarter. The largest decline in volume occurred at our CMC Steel Texas mill due to scheduled annual maintenance of 19 days to replace the furnace shell and foundation in the melt shop and 13 days to replace the lining of the reheat furnace in the rolling mill. Repair and maintenance expense increased by 46% or $4.2 million from last year’s second quarter.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended		Increase		Six Months Ended		Increase
	February 28,		(Decrease)		February 28,		(Decrease)
	2007	2006	Amount	%	2007	2006	Amount	%

Average mill selling price (finished goods)	$556	$516	$40	8%	$563	$513	$50	10%
Average mill selling price (total sales)	541	500	41	8%	549	495	54	11%
Average ferrous scrap production cost	215	207	8	4%	211	205	6	3%
Average metal margin	326	293	33	11%	337	290	47	16%
Average ferrous scrap purchase price	200	184	16	9%	192	184	8	4%

The table below reflects our domestic steel minimills’ operating statistics (short tons in thousands):

	Three Months Ended		Increase		Six Months Ended		Increase
	February 28		(Decrease)		February 28,		(Decrease)
	2007	2006	Amount	%	2007	2006	Amount	%

Tons melted	531	577	(46)	(8)%	1,063	1,151	(88)	(8)%
Tons rolled	515	532	(17)	(3)%	1,046	1,054	(8)	(1)%
Tons shipped	563	603	(40)	(7)%	1,089	1,227	(138)	(11)%
All of our domestic steel minimills were profitable during the second quarter ended February 28, 2007. For the six months ended February 28, 2007, our Alabama mill was 30% more profitable over the same period last year as a direct result of increased sales of specialty products and inventory on hand as its customers were trying to keep ahead of scheduled announced price increases. Average selling prices for all of our domestic mills were higher for the three and six months ended February 28, 2007 as compared to 2006. Utility costs decreased by $5.7 million, split evenly between electricity and natural gas with declines in both pricing and usage.
The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended		Increase		Six Months Ended		Increase
	February 28,		(Decrease)		February 28,		(Decrease)
	2007	2006	Amount	%	2007	2006	Amount	%

Pounds shipped (in millions)	11.5	15.7	(4.20)	(27)%	21.9	31.9	(10.00)	(31)%
Pounds produced (in millions)	10.4	16.7	(6.30)	(38)%	20.5	32.6	(12.10)	(37)%
Average selling price	$3.50	$2.84	$0.66	23%	$3.82	$2.63	$1.19	45%
Average copper scrap production cost	$3.05	$1.73	$1.32	76%	$3.07	$1.62	$1.45	90%
Average metal margin	$0.45	$1.11	$(0.66)	(59)%	$0.75	$1.01	$(0.26)	(26)%
Average copper scrap purchase price	$2.78	$2.02	$0.76	38%	$2.96	$1.87	$1.09	58%
Our copper tube minimill’s adjusted operating profit was $2.2 million and $5.6 million for the three and six months ended February 28, 2007, respectively, as compared to $6.1 million and $10.3 million, respectively, for the same period in 2006. While the average selling price for the quarter just ended increased by 23% to $3.50 from last year’s quarter, the average metal margin decreased by 59% to $0.45 as a result of higher copper scrap purchase price and production cost. Also pounds shipped declined 27% to 11.5 million pounds and production decreased 38% to 10.4 million pounds as compared to last year’s second quarter. The operating results of our copper tube minimill were affected by a weak housing market in the U.S., destocking at distributors and lower copper prices. There was a pre-tax LIFO income of $5.4 million compared to a pre-tax LIFO expense of $1.7 million in the prior year as copper prices fell throughout the quarter with only a partial recovery near quarter end.
CMCZ Our combined Polish operation continued to achieve record profitability as the adjusted operating profit for the three and six months ended February 28, 2007 was $25.8 million and $51.6 million, respectively. Average selling prices rose 20% to 1,486 PLN ($507) per short ton while the cost of scrap utilized increased 19% to 826 PLN ($282) per short ton resulting in a 21% increase in metal margin to 660 PLN ($225). The increase in the metal spread was combined with a 29% increase in short tons shipped with 57% of the products shipped domestically. The strong operating results at CMCZ resulted from a strong Polish GDP growth, the growing infrastructure work in Central and Eastern Europe, a mild winter and an improving German economy all of which contributed to the excellent performance level during the second quarter in an otherwise traditionally weak period. Our mega shredder continues to sustain higher melt shop yields and lower melt shop costs. Both fab shops, including our newest acquisition in eastern Germany, were profitable.

The following table reflects CMCZ’s operating statistics and average prices per short ton:

	Three Months Ended							Six Months Ended
	February 28,				Increase			February 28,				Increase
	2007		2006		Amount		%	2007		2006		Amount		%

Tons melted (thousands)	378		285		93		33%	736		570		166		29%
Tons rolled (thousands)	292		261		31		12%	588		498		90		18%
Tons shipped (thousands)	369		285		84		29%	681		542		139		26%
Average mill selling price (total sales)	1,486	PLN	1,238	PLN	248	PLN	20%	1,506	PLN	1,269	PLN	237	PLN	19%
Average ferrous scrap production cost	826	PLN	692	PLN	134	PLN	19%	821	PLN	683	PLN	138	PLN	20%
Average metal margin	660	PLN	546	PLN	114	PLN	21%	685	PLN	586	PLN	99	PLN	17%
Average ferrous scrap purchase price	742	PLN	580	PLN	162	PLN	28%	734	PLN	575	PLN	159	PLN	28%
Average mill selling price (total sales)	$507		$381		$126		33%	$502		$389		$113		29%
Average ferrous scrap production cost	$282		$213		$69		32%	$274		$206		$68		33%
Average metal margin	$225		$168		$57		34%	$228		$183		$45		25%
Average ferrous scrap purchase price	$253		$179		$74		41%	$244		$176		$68		39%
The change in foreign currency exchange rates had minimal impact on our adjusted operating profit for 2007 and 2006, respectively.
Domestic Fabrication For the quarter just ended February 28, 2007, net sales for our domestic fabrication businesses were constant at $404 million as compared to $408 million for last year’s quarter. For the six months ended February 28, 2007 net sales increased $44.4 million to $853 million from the same period last year. Adjusted operating profit for the three and six months just ended was $13.9 million, a 64% decline and $45.4 million a 20% decline, respectively, as compared to the same period last year. Rising steel prices had dual negative effects on our Domestic Fabrication segment. First, adjusted operating profit was affected by a pre-tax LIFO expense for the quarter of $6.3 million compared to last year’s income of $9.7 million, a swing of $16 million that resulted from a 5% increase in price and 13% increase in quantities. Second, while average pricing was up across all product areas as compared to prior year, margins were temporarily squeezed until jobs currently bid at higher prices reach our production. Shipments were about even with the prior year.
Our domestic fabrication plants’ shipments and average selling prices per ton were as follows:

	Three Months Ended		Increase		Six Months Ended		Increase
	February 28,		(Decrease)		February 28,		(Decrease)
	2007	2006	Amount	%	2007	2006	Amount	%

Average selling price*
Rebar	$817	$780	$37	5%	$806	$761	$45	6%
Joist	1,160	1,106	54	5%	1,147	1,105	42	4%
Structural	2,899	1,869	1,030	55%	2,655	1,966	689	35%
Post	713	692	21	3%	713	692	21	3%

*	Excluding stock and buyout sales

	Three Months Ended		Increase		Six Months Ended		Increase
	February 28,		(Decrease)		February 28,		(Decrease)
	2007	2006	Amount	%	2007	2006	Amount	%

Tons shipped (in thousands)

Rebar	247	232	15	6%	531	469	62	13%
Joist	79	83	(4)	(5)%	158	167	(9)	(5)%
Structural	16	19	(3)	(16)%	34	34	0	0%
Post	24	29	(5)	(17)%	47	56	(9)	(16)%
Recycling For the three and six months ended February 28, 2007 net sales for the Recycling segment increased 30% to $354 million and 45% to $737 million, respectively over the same period last year. In a quarter marked by particularly volatile metal pricing, our rapid inventory turnover strategy resulted in an all-time record second quarter for the segment. We experienced a continuing strong demand from our foreign consumers that resulted in significant price increases for our products. Adjusted operating profit of $20.9 million increased 12% over last year’s quarter and just surpassed the previous record second quarter of fiscal 2005. Profitability was balanced between ferrous and nonferrous product lines. Ferrous prices were on an upward tear at the end of the quarter and rose 8% on average for the quarter compared to last year. Average nonferrous pricing rose 28% over the previous year as copper prices, though falling during the quarter, were still significantly higher than last year. Quarterly ferrous shipments rose 6% to 517 thousand tons compared to the previous year; nonferrous shipments were up 11% to 82 thousand tons. The total volume of scrap processed, including all our domestic processing operations, equaled 881 thousand tons against 862 thousand tons in last year’s second quarter. During the quarter just ended, we received $2.0 million from a business interruption insurance claim for lost profits at one of our shredders that was down for 43 days due to a fire.
The following table reflects our recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended		Increase		Six Months Ended		Increase
	February 28,		(Decrease)		February 28,		(Decrease)
	2007	2006	Amount	%	2007	2006	Amount	%

Ferrous sales price	$206	$190	$16	8%	$194	$192	$2	1%
Nonferrous sales price	$2,723	$2,133	$590	28%	$2,815	$1,981	$834	42%
Ferrous tons shipped	517	490	27	6%	1,090	957	133	14%
Nonferrous tons shipped	82	74	8	11%	167	144	23	16%
Total volume processed and shipped*	881	862	19	2%	1,818	1,701	117	7%

*	Includes our processing plants affiliated with our domestic steel mills.
Reduced tons in inventory led to pre-tax LIFO income of $2.7 million this quarter compared to LIFO expense of $3.2 million for last year’s second quarter. For the six months ended February 28, 2007, we recorded a pre-tax LIFO income of $1.5 million as compared to a LIFO expense of $4.6 million for the same period in 2006.
Marketing and Distribution For the quarter just ended February 28, 2007, adjusted operating profit increased by 18% to $15.2 million as sales increased 38%. Underlining the strength of the global metal markets, the Marketing and Distribution segment achieved these results in spite of absorbing a pre-tax LIFO expense of $6.7 million due to higher prices (especially ferrous) for the quarter as compared to an expense in the prior year of $1.8 million. International steel markets were notably strong with general increases in prices, quantities, and profits in Australia, Germany, the U.K. and our inter-Asian (mainly Chinese export) markets. Industrial materials and products continued their strong performance, though down slightly from the prior year. Our nonferrous semis import business gained over the prior year on the strength of rising profitability from stainless steel products. For the six months ended February 28, 2007, adjusted operating profit declined 36% to $23.1 million from the same period last year even though sales increased 27%. LIFO expense of $21 million is a major swing from last year’s LIFO credit of $1.5 million. The LIFO expense resulted from ferrous and nonferrous price increases and large increases in inventory, substantially in transit, which is a good indicator of upcoming strong sales activity.

Corporate and Eliminations Our corporate expenses for the three and six months ended February 28, 2007 increased $11.3 and $14.2 million, respectively, over the prior year due primarily to costs incurred for our investment in the global installation of SAP software.
CONSOLIDATED DATA
On a consolidated basis, for the quarter just ended February 28, 2007, the LIFO method of inventory valuation decreased our net earnings on a pre-tax basis by $18.9 million or (10) cents per diluted share as compared to an increase of $4.0 million or 2 cents per diluted share for the same period last year. For the six months ended February 28, 2007 and 2006, LIFO decreased our net earnings on a pre-tax basis by $29 million or (16) cents per diluted share and $17.6 million or (9) cents per diluted share, respectively.
Our overall selling, general and administrative (SG&A) expenses increased by $22.9 million and $51.4 million for the three and six months quarter ended February 28, 2007 as compared to 2006, respectively, because of increases in salary compensation, benefits and professional services. For the three and six months ended February 28, 2007, SG&A includes $9.9 million and $10.7 million of costs associated with our investment in the global deployment of SAP software.
During the three and six months ended February 28, 2007, our interest expense increased by $1.9 million and $3.2 million, respectively, as compared to 2006, primarily due to increased discount costs on extended-term documentary letters of credit and higher average short-term borrowings.
Our overall effective tax rate for the three and six months ended February 28, 2007 was 34.9 % and 35.3%, respectively as compared to 36.4% and 35.7% for the same periods in 2006, due primarily to a shift in profitability to low tax jurisdictions (Poland). Approximately $3.2 million of additional tax expense was recognized in the three months ended February 28, 2007 due to the final computation of the 85% dividends received deduction afforded by the Foreign Earnings Repatriation Provision of the American Jobs Creation Act of 2004 on the repatriated unremitted foreign earnings from a Swiss subsidiary made during the fourth quarter of fiscal 2006. The true-up of the dividends received deduction increased the effective tax rate by 2.9%.
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
OUTLOOK
Our outlook remains strong. We anticipate a record third quarter LIFO diluted net earnings per share between $0.70 to $0.80 (estimated pre-tax LIFO expense of $25 million) compared to last year’s third quarter of $0.62 per share which is the current record third quarter.
The Company’s third fiscal quarter is aligned to be its strongest ever third quarter. Global infrastructure growth is creating unprecedented demand for rebar and other steel long products, in particular in the markets of North Africa, Middle East, North Europe, Central and Eastern Europe, Russia and Asia. In the U.S., the non-residential construction market should remain strong and robust. The comparatively mild winter in many northern hemisphere countries, as well as the early settlement of 2007 iron ore contract prices, set the stage for significant price increases of most steel products starting in early calendar 2007. U.S. ferrous scrap prices, in particular obsolete grades, are currently at record levels due to both international and domestic demand. As ferrous scrap flow increases, there could be a correction. Rebar prices are likely to reach record levels in many international markets. The level of rebar imports into the U.S. should remain at lower levels compared with 2006. U.S. steel prices, in general, are likely to continue to lag international prices, and this will continue to curb the level of imports into the U.S.
For our segments, we believe that our U.S. steel mills will benefit from higher prices and higher shipments. In addition, our copper tube mill should improve over the second quarter’s performance. Based on a booming construction market in Central and Eastern Europe, CMCZ (Poland) should have an exceptional quarter. Our Domestic Fabrication segment should increase shipments although there will be some margin squeeze due to the rapidly rising steel prices. The Recycling segment should benefit from record ferrous scrap prices and strong nonferrous scrap prices. Our Marketing and Distribution segment should benefit from strong growth in most global markets and should have a solid third quarter.
LIQUIDITY AND CAPITAL RESOURCES
See Note F — Credit Arrangements, to the condensed consolidated financial statements.
Our sources, facilities and availability of liquidity and capital resources as of February 28, 2007 (dollars in thousands):

	Total
Source	Facility	Availability

Net cash flows from operating activities	$87,776	$	N/A
Commercial paper program *	400,000		373,925
Domestic accounts receivable securitization	130,000		56,000
International accounts receivable sales facilities	159,653		76,494
Bank credit facilities — uncommitted	1,007,448		436,907
Notes due from 2007 to 2013	350,000		**
Trade financing arrangements	**	As required
CMCZ revolving collateralized credit facility	33,670		33,670
CMCZ revolving unsecured credit facility	33,670		33,670
CMCZ & CMC Poland equipment notes	12,192		—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $26.1 million of stand-by letters of credit issued as of February 28, 2007.

**	With our investment grade credit ratings and current industry conditions we believe we have access to cost-effective public markets for potential refinancing or the issuance of additional long-term debt.
Certain of our financing agreements, both domestically and at CMCZ, include various covenants, of which we were in compliance at February 28, 2007. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
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
Significant fluctuations in working capital:
•	Decreased accounts receivable — we had a faster turnover and collection ratio. In addition, we sold $95.3 million of accounts receivable as part of our accounts receivable securitization program.

•	Increased inventories — more in transit inventory and higher inventory costs in some divisions.

•	Decreased accrued expenses — annual incentive compensation payments made during the first quarter partially offset by accruals in annual compensation expense for fiscal year 2007.
We expect our current approved total capital spending for fiscal year 2007 to be approximately $240 million, including $28 million to commence the construction of the greenfield micro mill in Phoenix, Arizona and $20 million to start the installation of a new wire block mill in CMCZ. We invested $48 million in property, plant and equipment during the second quarter just ended. We continuously assess our capital spending and reevaluate our requirements based upon current and expected results. Historically, we have not spent all of our approved budget during the fiscal year.
We are also undertaking a 5-year Enterprise Resource Planning (ERP) system implementation program to improve our operating systems and the Company is anticipating spending approximately $26 million during the current fiscal year. As a result, one of our divisions recorded an impairment of $1.4 million to write-off development costs for existing software that will be replaced by the deployment of SAP.
During the three months ended February 28, 2007, we purchased 699,500 shares of our common stock as part of our stock repurchase program at an average price of $25.37 per share for a total of $17.7 million. Our contractual obligations for the next twelve months of $1.3 billion are typically expenditures with normal revenue processing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of February 28, 2007:

	Payments Due By Period*
		Less than			More than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$363,770	$54,600	$106,200	$2,922	$200,048
Interest(2)	91,514	20,246	29,477	22,561	19,230
Operating leases(3)	114,766	29,439	46,480	24,525	14,322
Purchase obligations(4)	1,564,716	1,150,502	306,614	71,211	36,389

Total contractual cash obligations	$2,134,766	$1,254,787	$488,771	$121,219	$269,989

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the February 28, 2007 condensed consolidated balance sheet. See Note F, Credit Arrangements, to the condensed consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of February 28, 2007.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of February 28, 2007.

(4)	About 91% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 28, 2007, we had committed $31.8 million under these arrangements. All of the commitments expire within one year.
See Note J – Contingencies, to the condensed consolidated financial statements regarding our guarantees.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, currency valuation, production rates, inventory levels, new capital investments, software implementation costs, and general market conditions. These forward-looking statements generally can be identified by phrases such as we “expect,” “anticipate” “believe,” “ought,” “should,” “likely,” “appear,”, “project,” “forecast,” or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not Applicable.
ITEM 1A. RISK FACTORS
Not Applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Total
				Number of	Maximum
				Shares	Number of
				Purchased	Shares that
				As Part of	May Yet Be
	Total			Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
	Purchased		Per Share	Programs	Programs
As of December 1, 2006					3,341,760 (1)
December 1- December 31, 2006	600	(2)	$25.5099	112,800	3,228,960
January 1 - January 31, 2007	44,060	(2)	$25.3076	586,700	2,642,260
February 1 – February 28, 2007	0	(2)	$0	0	2,642,260
As of February 28, 2007	44,660	(2)	$25.3384	699,500	2,642,260 (1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced May 24, 2005.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the registrant’s annual meeting of stockholders held January 25, 2007, the four nominees named in the Proxy Statement dated December 11, 2006, were elected to serve as directors until the 2010 annual meeting. There was no solicitation in opposition to the nominees for directors. Proposals to amend the Company’s 1999 Non-Employee Director Stock Plan, to approve the Company’s 2006 Cash Incentive Plan, to approve the Company’s 2006 Long-Term Equity Incentive Plan , and to ratify the appointment of Deloitte & Touche LLP as auditors of the registrant for the fiscal year ending August 31, 2007 were approved. The stockholder proposal was not approved.
Of the 118,350,644 shares outstanding on the record date, 109,333,121 were present in person or by proxy constituting approximately 92.38% of the total shares entitled to vote. Information as to the vote on each director standing for election, all matters voted on at the meeting and directors continuing in office are provided below:
Proposal 1 – Election of Directors.

Nominee	For	Withheld	Not Voted
Moses Feldman	107,308,753	2,024,368	0
Ralph E. Loewenberg	107,726,608	1,606,513	0
Murray R. McClean	107,310,031	2,023,090	0
Stanley A. Rabin	107,905,414	1,427,707	0
Directors continuing in office are:
Harold L. Adams
Robert D. Neary
Anthony A. Massaro
Dorothy G. Owen
J. David Smith
Robert R. Womack
Proposal 2 – Amendment to the Company’s 1999 Non-Employee Director Stock Plan.

For:	85,124,365
Against:	7,666,444
Abstentions and broker nonvotes:	16,542,312
Proposal 3- To approve the Company’s 2006 Cash Incentive Plan.

For:	106,740,143
Against:	2,244,229
Abstentions and broker nonvotes:	348,749

Proposal 4 – To approve Company’s 2006 Long-Term Equity Incentive Plan.

For:	78,743,726
Against:	14,255,292
Abstentions and Broker nonvotes:	16,334,103
Proposal 5 – Ratification of appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending August 31, 2007.

For:	108,795,046
Against:	369,045
Abstain:	169,030
Proposal 6 – Stockholder proposal requesting the addition of sexual orientation to the Company’s written anti-discrimination policy.

For:	39,173,079
Against:	51,844,294
Abstain:	2,139,172
Not Voted:	16,176,576
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K.

10(iii)(a)	Amended and Restated 1999 Non-Employee Director Stock Plan (filed herewith).

10(iii)(b)	Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed herewith).

10(iii)(c)	Commercial Metals Company 2006 Cash Incentive Plan (filed herewith).

31.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY
/s/ William B. Larson
April 5, 2007	William B. Larson
Senior Vice President & Chief Financial Officer

/s/ Leon K. Rusch
April 5, 2007	Leon K. Rusch
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10(iii)(a)	Amended and Restated 1999 Non-Employee Director Stock Plan (filed herewith).

10(iii)(b)	Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed herewith).

10(iii)(c)	Commercial Metals Company 2006 Cash Incentive Plan (filed herewith).

31.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).