Form 10-Q
period 2007-05-31
COMMERCIAL METALS CO
filed 2007-07-09
CIK 22444

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007
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
Large accelerated filer  ☑     Accelerated filer  ☐     Non-Accelerated filer  ☐
As of July 5, 2007, there were 119,693,752 shares of the Company’s common stock issued and outstanding excluding 9,366,912 shares held in the Company’s treasury.

		PAGE NO.
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets — May 31, 2007 and August 31, 2006	2 — 3

	Condensed Consolidated Statements of Earnings — Three months and Nine months ended May 31, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows — Nine months ended May 31, 2007 and 2006	5

	Condensed Consolidated Statement of Stockholders’ Equity — Nine months ended May 31, 2007	6

	Notes to Condensed Consolidated Financial Statements	7 — 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 — 24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II — OTHER INFORMATION

Items 1 — 6		26 — 28

Signatures		27
Index to Exhibits		28

	Certification Pursuant to Section 302
	Certification Pursuant to Section 302
	Certification Pursuant to Section 906
	Certification Pursuant to Section 906
Certification of the CEO Pursuant to Section 302
Certification of the CFO Pursuant to Section 302
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant to Section 906

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS

	May 31,	August 31,
(in thousands)	2007	2006

Current assets:
Cash and cash equivalents	$73,125	$180,719
Accounts receivable (less allowance for collection losses of $17,214 and $16,075)	1,153,405	1,134,823
Inventories	1,011,083	762,635
Other	87,379	66,615

Total current assets	2,324,992	2,144,792

Property, plant and equipment:
Land	53,779	44,702
Buildings and improvements	316,072	268,755
Equipment	1,056,300	970,973
Construction in process	90,445	51,184

	1,516,596	1,335,614
Less accumulated depreciation and amortization	(812,342)	(746,928)

	704,254	588,686
Goodwill	37,485	35,749
Other assets	197,469	129,641

	$3,264,200	$2,898,868

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31,	August 31,
(in thousands except share data)	2007	2006

Current liabilities:
Commercial paper	$146,915	$—
Notes payable	48,244	60,000
Accounts payable-trade	542,341	526,408
Accounts payable-documentary letters of credit	156,429	141,713
Accrued expenses and other payables	370,593	379,764
Income taxes payable and deferred income taxes	7,793	14,258
Current maturities of long-term debt	54,590	60,162

Total current liabilities	1,326,905	1,182,305

Deferred income taxes	33,138	34,550
Other long-term liabilities	108,079	78,789
Long-term debt	309,552	322,086

Total liabilities	1,777,674	1,617,730

Minority interests	5,441	61,034
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share: authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 119,510,208 and 117,881,160 shares	1,290	1,290
Additional paid-in capital	353,259	346,994
Accumulated other comprehensive income	56,894	33,239
Retained earnings	1,202,685	980,454

	1,614,128	1,361,977
Less treasury stock:
9,550,456 and 11,179,504 shares at cost	(133,043)	(141,873)

Total stockholders’ equity	1,481,085	1,220,104

	$3,264,200	$2,898,868

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Nine months Ended
	May 31,		May 31,
(in thousands, except share data)	2007	2006	2007	2006

Net sales	$2,345,703	$2,021,299	$6,348,023	$5,306,484
Costs and expenses:
Cost of goods sold	2,027,843	1,756,734	5,488,259	4,570,347
Selling, general and administrative expenses	162,887	130,510	439,609	355,867
Interest expense	9,631	6,940	26,711	20,816

	2,200,361	1,894,184	5,954,579	4,947,030

Earnings before income taxes and minority interests	145,342	127,115	393,444	359,454
Income taxes	45,514	46,085	133,069	129,030

Earnings before minority interests	99,828	81,030	260,375	230,424
Minority interests	387	3,070	9,663	2,737

Net earnings	$99,441	$77,960	$250,712	$227,687

Basic earnings per share	$0.84	$0.65	$2.13	$1.93

Diluted earnings per share	$0.82	$0.62	$2.06	$1.84

Cash dividends per share	$0.09	$0.05	$0.24	$0.11

Average basic shares outstanding	118,623,424	119,708,857	117,773,618	117,732,084

Average diluted shares outstanding	121,956,284	125,085,650	121,600,343	123,550,601

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended
	May 31,
(in thousands)	2007	2006

Cash Flows From (Used By) Operating Activities:
Net earnings	$250,712	$227,687
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	75,859	61,522
Minority interests	9,663	2,737
Provision for losses on receivables	639	2,162
Share-based compensation	7,381	6,975
Net (gain) loss on sale of assets	169	(1,584)
Asset impairment	1,390	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(59,683)	(198,540)
Accounts receivable sold	61,711	10,255
Inventories	(149,093)	(10,414)
Other assets	(81,977)	(40,711)
Accounts payable, accrued expenses, other payables and income taxes	(17,859)	26,815
Deferred income taxes	(5,179)	(2,785)
Other long-term liabilities	28,629	12,629

Net Cash Flows From Operating Activities	122,362	96,748

Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(121,774)	(92,627)
Purchase of interests in CMC Zawiercie	(60,049)	(934)
Sales of property, plant and equipment	1,264	5,039
Acquisitions, net of cash acquired	(157,994)	(10,980)

Net Cash Used By Investing Activities	(338,553)	(99,502)

Cash Flows From (Used By) Financing Activities:
Increase (Decrease) in documentary letters of credit	14,716	(39,883)
Payments on trade financing arrangements	—	(1,667)
Short-term borrowings, net change	132,787	16,463
Payments on long-term debt	(19,025)	(9,023)
Proceeds from issuance of long-term debt	—	14,182
Stock issued under incentive and purchase plans	13,801	26,092
Treasury stock acquired	(17,744)	—
Dividends paid	(28,481)	(13,022)
Tax benefits from stock plans	11,657	10,644

Net Cash From Financing Activities	107,711	3,786
Effect of Exchange Rate Changes on Cash and Cash Equivalents	886	2,742

Increase (Decrease) in Cash and Cash Equivalents	(107,594)	3,774
Cash and Cash Equivalents at Beginning of Year	180,719	119,404

Cash and Cash Equivalents at End of Period	$73,125	$123,178

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total

Balance, September 1, 2006	129,060,664	$1,290	$346,994	$33,239	$980,454	(11,179,504)	$(141,873)	$1,220,104

Comprehensive income:
Net earnings for nine months ended May 31, 2007					250,712			250,712
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $1,417				22,152				22,152
Unrealized gain on hedges, net of taxes of $811				1,503				1,503

Comprehensive income								274,367

Cash dividends					(28,481)			(28,481)
Treasury stock acquired						(699,500)	(17,744)	(17,744)
Restricted stock grant			(479)			35,112	479	—
Stock issued under incentive and purchase plans			(12,337)			2,298,868	26,138	13,801
Stock-based compensation			7,424			(5,432)	(43)	7,381
Tax benefits from stock plans			11,657					11,657

Balance, May 31, 2007	129,060,664	$1,290	$353,259	$56,894	$1,202,685	(9,550,456)	$(133,043)	$1,481,085

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
The Company adopted 123(R) effective September 1, 2005 using the modified prospective method. As a result, compensation expense was recorded for the unvested portion of previously issued awards that were outstanding at September 1, 2005. The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the remaining vesting period of previously issued awards. (See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2006 for the assumptions used to estimate the fair value and the weighted average grant date fair value. The Company developed its volatility assumption based on historical data). The Company recognized after-tax stock-based compensation expense of $1.3 million and $1.7 million ($0.01 per diluted share, respectively) for the three months ended May 31, 2007 and 2006, respectively and $4.8 million and $4.6 million ($0.04 per diluted share, respectively) for the nine months ended May 31, 2007 and 2006, respectively as a component of selling, general and administrative expenses. The cumulative effect of adoption (primarily arising from the recognition of anticipated forfeitures) was not material. At May 31, 2007, the Company had $4.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 25 months.
Combined information for shares subject to options and SARs for the nine months ended May 31, 2007 was as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

August 31, 2006
Outstanding	7,485,348	$8.06	$2.75 — 24.71
Exercisable	6,178,200	5.90	2.75 — 13.58
Granted	—	—	—
Exercised	1,887,449	5.00	2.75 — 24.57
Forfeited	20,988	11.51	2.94 — 24.57

May 31, 2007
Outstanding	5,576,911	9.08	2.94 — 24.71
Exercisable	4,489,237	7.14	2.94 — 24.71

Share information for options and SARs at May 31, 2007:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price

$ 2.94 — 3.78	1,213,732	2.3	$3.49	1,213,732	$3.49
4.29 — 5.36	724,363	1.7	4.35	724,363	4.35
7.53 — 7.78	2,039,092	3.8	7.77	2,039,092	7.77
12.31 — 13.58	968,727	5.1	12.33	306,877	12.38
21.81 — 24.71	630,997	6.0	24.53	205,173	24.57

$ 2.94 — 24.71	5,576,911	3.6	$9.08	4,489,237	$7.14

Of the Company’s previously granted restricted stock awards 112,833 and 16,000 shares vested during the nine months ended May 31, 2007 and 2006, respectively.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $31.1 million and $22.0 million at May 31, 2007 and August 31, 2006, respectively. Aggregate amortization expense for the three months ended May 31, 2007 and 2006 was $1.6 million and $0.8 million, respectively. Aggregate amortization expense for each of the nine months ended May 31, 2007 and 2006 was $3.2 million and $2.0 million, respectively.
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
NOTE C — ACQUISITIONS
During the nine months ended May 31, 2007, the company made the following acquisitions:
•	On April 17, 2007, the Company completed the acquisition of substantially all the operating assets of the related companies consisting of Nicholas J. Bouras, Inc., United Steel Deck, Inc., The New Columbia Joist Company, and ABA Trucking Corporation. The acquisition establishes CMC as a manufacturer of steel deck and will add to CMC’s joist manufacturing capacity to meet the needs of its customers in the Northeastern United States. The acquisition will also provide geographic and product growth opportunities.

•	On January 4, 2007, the Company completed the acquisition of the operating assets and inventory of Bruhler Stahlhandel GmbH steel fabrication business in Rosslau/Saxony-Anhalt in eastern Germany. The acquisition was made by CMC’s subsidiary Commercial Metals Deutschland GmbH. This acquisition is expected to strengthen the Company’s vertical integration and downstream capability in Central Europe and to complement CMC’s existing fabrication operation in Zawiercie, Poland
The total purchase price for these acquisitions of approximately $159.2 million consisted of $156.5 million in cash consideration and $2.8 million in liabilities assumed. The following table summarizes the preliminary allocation of the purchase prices to the assets acquired and liabilities assumed based on the fair value at the date of the acquisition (subject to change following management’s final evaluation of the fair value):

(in thousands)

Inventories	$87,581
Property, plant and equipment	60,846
Goodwill	1,304
Intangible assets	9,520

Liabilities	(2,790)

Net assets acquired	$156,461

The intangible assets acquired include customer base which will be amortized over 5 years and a backlog, which will be amortized over 9 months.
The pro forma effect of these acquisitions on consolidated net earnings was not material.
On March 2, 2007, the Company purchased all of the shares of CMCZ owned by the Polish Ministry of State Treasury for approximately $59.5 million. The shares acquired represent approximately 26.8% of the total CMCZ shares outstanding. The Company intends to redeem the shares and with this purchase and subsequent redemption, CMC holds approximately 99% of the outstanding shares of CMCZ.
NOTE D — SALES OF ACCOUNTS RECEIVABLE
The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (CMCRV). CMCRV is structured to be a bankruptcy-remote entity. CMCRV, in turn, sells undivided percentage ownership interests in the pool of receivables to affiliates of two third-party financial institutions. CMCRV may sell undivided interests of up to $200 million, depending on the Company’s level of financing needs.
At May 31, 2007 and August 31, 2006, accounts receivable of $377 million and $351 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at May 31, 2007 and August 31, 2006. The Company did not sell any undivided interests in the pool of receivables to the financial institution buyers during the three months ended May 31, 2007 and the average monthly amount of undivided interests owned by the financial institution buyers was $8.2 million and $1.1 million for the nine months ended May 31, 2007 and 2006, respectively.
In addition to the securitization program described above, the Company’s international subsidiaries periodically sell accounts receivable without recourse. Uncollected accounts receivable that had been sold under these arrangements and removed from the condensed consolidated balance sheets were $123.6 million and $61.9 million at May 31, 2007 and August 31, 2006, respectively. The average monthly amounts of outstanding international accounts receivable sold were $81.9 million and $60.6 million for the nine months ended May 31, 2007 and 2006, respectively.
Discounts (losses) on domestic and international sales of accounts receivable were $1.5 million and $0.8 million for the three months ended May 31, 2007 and 2006, respectively. For the nine months ended May 31, 2007 and 2006, these discounts were $3.8 million and $2.4 million, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.

NOTE E — INVENTORIES
Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $249.3 million and $189.3 million at May 31, 2007 and August 31, 2006, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company’s inventories are in finished goods, with minimal work in process. Approximately $95.9 million and $54.6 million were in raw materials at May 31, 2007 and August 31, 2006, respectively.
NOTE F — CREDIT ARRANGEMENTS
Borrowings outstanding under the Company’s commercial paper program were $146.9 million and none at May 31, 2007 and August 31, 2006, respectively. No borrowings were outstanding under the related revolving credit agreement at May 31, 2007 and August 31, 2006. The company was in compliance with all covenants at May 31, 2007.
The Company has numerous informal credit facilities available from domestic and international banks. These credit facilities are available to support documentary letters of credit (including those with extended terms), foreign exchange transactions and, in certain instances, short-term working capital loans and are priced at bankers’ acceptance rates or on a cost of funds basis. Amounts outstanding on these facilities relate to accounts payable settled under documentary letters of credit. The Company has $5.1 million outstanding under such facility at May 31, 2007.
Long-term debt was as follows:

	May 31,	August 31,
(in thousands)	2007	2006

6.80% notes due August 2007	$50,000	$50,000
6.75% notes due February 2009	100,000	100,000
CMCZ term note due March 2009	—	18,322
5.625% notes due November 2013	200,000	200,000
Other, including equipment notes	14,142	13,926

	364,142	382,248
Less current maturities	54,590	60,162

	$309,552	$322,086

In February 2007, CMCZ entered into a new revolving credit facility agreement. The credit agreement has maximum borrowings of 100 million PLN ($35.3 million) and interest rate of WIBOR plus 0.55%. The credit facility expires on July 31, 2007 and is not collateralized. The short-term credit facility contains certain financial covenants and CMCZ was in compliance with these covenants at May 31, 2007. Under this facility, 100 million PLN ($35.3 million) was outstanding at May 31, 2007.
In May 2007, CMCZ renewed its other revolving credit facility that expired on May 11, 2007. The renewed facility has maximum borrowings of 100 million PLN ($35.3 million) bearing interest at the Warsaw Interbank Offered Rate (WIBOR) plus 0.5%. This facility has an expiration date of May 9, 2008 and is not collateralized. At May 31, 2007, 22.2 million PLN ($7.8 million) was outstanding under this facility. The revolving credit facilities contain certain financial covenants. CMCZ was in compliance with these covenants at May 31, 2007. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
CMC Poland, a wholly-owned subsidiary of the Company, owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMC Poland issued equipment notes under a term agreement dated September 2005 with 34.0 million PLN ($12.0 million) outstanding at May 31, 2007. Installment payments under these notes are due through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus any applicable margin. The weighted average rate as of May 31, 2007 was 4.25%. The notes are substantially secured by the shredder equipment.
Interest of $27.2 million and $22.4 million was paid in the nine months ended May 31, 2007 and 2006, respectively.
NOTE G — INCOME TAXES
The Company paid $145.0 million and $149.4 million in income taxes during the nine months ended May 31, 2007 and 2006, respectively.

Reconciliations of the United States statutory rates to the Company’s effective tax rates were as follows:

	Three Months Ended		Nine months Ended
	May 31,		May 31,
(in thousands, except share data)	2007	2006	2007	2006

Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	1.8	3.1	1.8	2.0
Extraterritorial Income Exclusion (ETI)	(0.1)	(0.3)	(0.1)	(0.2)
Foreign rate differential	(4.4)	(1.0)	(3.8)	(0.5)
Domestic production activity deduction	(0.5)	(1.0)	(0.5)	(0.7)
Other	(0.5)	0.5	1.4	0.3

Effective rate	31.3%	36.3%	33.8%	35.9%

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that we recognize, in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In May 2007, the FASB issued Staff Position FIN No. 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48”. FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of FIN 48 are effective for the Company’s fiscal year beginning September 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on the Company’s financial statements.
NOTE H — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three or nine months ended May 31, 2007 or 2006. The reconciliation of the denominators of the earnings per share calculations is as follows:

	Three Months Ended		Nine months Ended
	May 31,		May 31,
	2007	2006	2007	2006

Average shares outstanding for basic earnings per share	118,623,424	119,708,857	117,773,618	117,732,084
Effect of dilutive securities-stock based incentive/purchase plans	3,332,860	5,376,793	3,826,725	5,818,517

Average shares outstanding for diluted earnings per share	121,956,284	125,085,650	121,600,343	123,550,601

All of the Company’s outstanding stock options, restricted stock and Stock Appreciation Rights (SARs) with total share commitments of 6,130,725 and 8,943,368 at May 31, 2007 and 2006, were dilutive based on the average share price for the quarters then ended of $31.90 and $25.30, respectively. All stock options and SARs expire by 2013.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
At May 31, 2007, the Company had authorization to purchase 2,642,260 of its common shares.
NOTE I — DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. Forward contracts on natural gas may also be entered to reduce the price volatility of gas used in production. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in an immaterial amount of ineffectiveness in the statements of earnings and there were no components excluded from the assessment of hedge effectiveness for the three or nine months ended May 31, 2007 and 2006. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following table shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges:

	Three Months Ended		Nine months Ended
	May 31,		May 31,
	2007	2006	2007	2006
(in thousands)	Earnings (Expense)		Earnings (Expense)

Net sales (foreign currency instruments)	$177	$(421)	$46	$(507)
Cost of goods sold (commodity instruments)	2,997	3,958	(727)	4,007
The Company’s derivative instruments were recorded as follows on the condensed consolidated balance sheets:

	May 31,	August 31,
(in thousands)	2007	2006

Derivative assets (other current assets)	$7,650	$5,633
Derivative liabilities (other payables)	6,277	8,323
The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the nine months ended May 31, 2007 (in thousands):

Change in market value (net of taxes)	$3,081
(Gains) losses reclassified into net earnings, net	(1,578)

Other comprehensive gain — unrealized gain on derivatives	$1,503

During the twelve months following May 31, 2007, $2.7 million in losses related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $112 thousand in gains will be reclassified as interest expense related to an interest rate lock.
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
In February 2007, the Company entered into a guarantee agreement to assist one of the Company’s Chinese coke suppliers to obtain pre-production financing from a bank. In addition, we entered into another guarantee agreement for one of our suppliers of finished goods to obtain working capital financing from a financial institution. In the aggregate, the Company’s maximum exposure under the guarantees at May 31, 2007 is approximately $12.3 million. The fair value of the guarantees is negligible.
NOTE K — BUSINESS SEGMENTS
The Company’s reportable segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.
The Company has five reportable segments: domestic mills, CMCZ, domestic fabrication, recycling and marketing and distribution.

The following is a summary of certain financial information by reportable segment:

	Three Months Ended May 31, 2007
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$328,594	$235,046	$487,805	$436,365	$853,462	$4,431	$—	$2,345,703
Intersegment sales	118,589	(1,285)	594	34,731	19,406	84	(172,119)	—

Net sales	447,183	233,761	488,399	471,096	872,868	4,515	(172,119)	$2,345,703

Adjusted operating profit (loss)	73,608	39,752	11,113	24,671	32,977	(25,689)	—	156,432

	Three Months Ended May 31, 2006
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$311,815	$149,496	$459,496	$357,269	$743,356	$(133)	$—	$2,021,299
Intersegment sales	110,658	8,388	455	28,206	40,197	—	(187,904)	—

Net sales	422,473	157,884	459,951	385,475	783,553	(133)	(187,904)	2,021,299

Adjusted operating profit (loss)	69,663	13,875	17,521	22,476	19,896	(8,589)	—	134,842

	Nine months Ended May 31, 2007
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$840,970	$592,783	$1,340,018	$1,111,246	$2,451,670	$11,336	$—	$6,348,023
Intersegment sales	328,637	104	1,472	96,459	106,799	—	(533,471)	—

Net sales	1,169,607	592,887	1,341,490	1,207,705	2,558,469	11,336	(533,471)	6,348,023

Adjusted operating profit (loss)	207,918	91,372	56,492	63,182	56,108	(51,115)	—	423,957

Goodwill — May 31, 2007	306	—	28,309	6,961	1,909	—	—	37,485
Total Assets — May 31, 2007	588,365	397,902	887,385	310,740	931,376	148,432	—	3,264,200

	Nine months Ended May 31, 2006
					Marketing
	Domestic		Domestic		and
(in thousands)	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$837,596	$363,158	$1,267,570	$816,369	$2,017,810	$3,981	$—	$5,306,484
Intersegment sales	320,826	14,642	1,060	77,518	92,485	—	(506,531)	—

Net sales	1,158,422	377,800	1,268,630	893,887	2,110,295	3,981	(506,531)	5,306,484

Adjusted operating profit (loss)	205,350	14,823	74,212	54,902	55,885	(22,542)	—	382,630

Goodwill — May 31, 2006	306	—	27,006	3,230	1,765	—	—	32,307
Total Assets — May 31, 2006	507,946	305,531	669,142	261,291	759,131	143,090	—	2,646,131

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Three Months Ended		Nine months Ended
	May 31,		May 31,
(in thousands)	2007	2006	2007	2006

Net earnings	$99,441	$77,960	$250,712	$227,687
Minority interests	387	3,070	9,663	2,737
Income taxes	45,514	46,085	133,069	129,030
Interest expense	9,631	6,940	26,711	20,816
Discounts on sales of accounts receivable	1,459	787	3,802	2,360

Adjusted operating profit	$156,432	$134,842	$423,957	$382,630

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended		Nine months Ended
	May 31,		May 31,
(in thousands)	2007	2006	2007	2006

Major product information:
Steel products	$1,398,354	$1,235,797	$3,804,599	$3,158,055
Nonferrous scrap	261,465	242,104	695,313	535,623
Industrial materials	187,222	187,041	606,663	632,078
Nonferrous products	161,947	127,167	434,933	387,067
Ferrous scrap	173,361	112,647	410,751	275,671
Construction materials	111,491	101,702	308,998	279,867
Other	51,863	14,841	86,766	38,123

Net sales	$2,345,703	$2,021,299	$6,348,023	$5,306,484

	Three Months Ended		Nine months Ended
	May 31,		May 31,
(in thousands)	2007	2006	2007	2006

Geographic area:
United States	$1,400,541	$1,330,527	$3,793,874	$3,431,906
Europe	490,230	329,849	1,293,048	799,455
Asia	261,153	181,815	699,166	566,037
Australia/New Zealand	130,669	109,900	351,274	327,057
Other	63,110	69,208	210,661	182,029

Net sales	$2,345,703	$2,021,299	$6,348,023	$5,306,484

NOTE L — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has an agreement for steel purchases with a key supplier of which the Company owns an 11% interest. The total amounts of purchases from this supplier were $273.1 million and $195.4 million for the nine months ended May 31, 2007 and 2006, respectively.

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
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	May 31,		%	May 31,		%
(in millions)	2007	2006	Change	2007	2006	Change

Net sales	$2,345.7	$2,021.3	16%	$6,348.0	$5,306.5	20%
Net earnings	99.4	78.0	27%	250.7	227.7	10%
EBITDA	181.4	152.8	19%	486.4	439.0	11%
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

	Three Months Ended			Nine Months Ended
	May 31,		%	May 31,		%
(in millions)	2007	2006	Change	2007	2006	Change

Net earnings	$99.4	$78.0	27%	$250.7	$227.7	10%
Interest expense	9.6	6.9	39%	26.7	20.8	28%
Income taxes	45.5	46.1	(1)%	133.1	129.0	3%
Depreciation and amortization	26.9	21.8	23%	75.9	61.5	23%

EBITDA	$181.4	$152.8	19%	$486.4	$439.0	11%

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
Overview This is the strongest third quarter ever reported by the Company. We posted record net earnings and EBITDA of $99.4 million and $181.4 million, respectively, for the three months ended May 31, 2007, an increase of 27% and 19% over the same period last year. For the nine months ended May 31, 2007, net earnings increased by 10% to $250.7 million and EBITDA by 11% to $486.4 million as compared to the same period ended May 31, 2006. The Company reported net sales of $2.3 billion and $6.3 billion for the three and nine months ended May 31, 2007 an improvement of $0.3 billion and $1.0 billion, respectively over last year’s results. The record results were helped by a strong U.S. nonresidential construction market, favorable global economic conditions and relatively stable international steel prices. For the quarter just ended, four of our five operating segments set third quarter records with CMCZ, our Polish operation, and Marketing and Distribution setting all time quarterly records. Third quarter results were supported by the strong domestic and international nonresidential projects that kept demand strong for our products and sustained higher prices despite a slight downward shift in volume shipments and margin squeeze. We expect this pricing trend to continue and to improve as the overall construction market appears to be resilient against the volatility of scrap prices, high construction material costs and softening of the housing construction market. In addition, the demand for our merchant bar and the margin squeeze experienced by our reinforcing bar segment should improve as service center destocking winds down and imports decline as a result of favorable U.S. market conditions and the stabilization of ferrous scrap prices. The following financial events were significant during the third quarter ended May 31, 2007:
•	Net sales for the three months increased by 16% over last year’s third quarter to $2.3 billion.

•	After-tax LIFO expense of $20.1 million or $0.16 per diluted share as compared with an expense of $28.6 million or $0.23 per share per last year’s third quarter.

•	Our Polish (CMCZ) operations achieved record earnings with its adjusted operating profit of $39.8 million, an increase of 187% over last year’s third quarter. Net sales increased $76 million to $234 million.

•	Our Marketing and Distribution segment had a 66% increase in its adjusted operating profit due primarily to an increase in net sales of 11% and a pre-tax LIFO income of $7.4 million.

•	Our Recycling segment’s adjusted operating profit of $24.7 million increased 10% over last year’s third quarter.

•	Adjusted operating profit for the Domestic Mills segment was up by 6% to $73.6 million.

•	Adjusted operating profit of our Domestic Fabrication segment decreased by 37% to $11.1 million from prior year’s quarter due primarily to a margin squeeze caused by the high volatility of steel prices.

•	Selling, general and administrative expenses included $13.7 million in costs associated with the investment in the global deployment of SAP software.

•	On March 2, 2007, the Company purchased all of the minority shares of CMCZ owned by the Polish Ministry of State Treasury for approximately $59.5 million making CMCZ the owner of approximately 99% of the outstanding shares of CMCZ.

•	On April 17, 2007, the Company completed the acquisition of substantially all the operating assets of Nicholas J. Bouras, Inc. Net assets acquired approximated $145.9 million.
SEGMENT OPERATING DATA
See Note K — Business Segments, to the condensed consolidated financial statements.
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes, minority interests and financing costs.
The following tables show our net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended			Nine Months Ended
	May 31,		%	May 31,		%
(in thousands)	2007	2006	Change	2007	2006	Change

NET SALES:
Domestic mills	$447,183	$422,473	6%	$1,169,607	$1,158,422	1%
CMCZ*	233,761	157,884	48%	592,887	377,800	57%
Domestic fabrication	488,399	459,951	6%	1,341,490	1,268,630	6%
Recycling	471,096	385,475	22%	1,207,705	893,887	35%
Marketing and distribution	872,868	783,553	11%	2,558,469	2,110,295	21%
Corporate and eliminations	(167,604)	(188,037)	(11)%	(522,135)	(502,550)	4%

	$2,345,703	$2,021,299	16%	$6,348,023	$5,306,484	20%

*	Before minority interests

	Three Months Ended			Nine Months Ended
	May 31,		%	May 31,		%
(in thousands)	2007	2006	Change	2007	2006	Change

ADJUSTED OPERATING PROFIT (LOSS):
Domestic mills	$73,608	$69,663	6%	$207,918	$205,350	1%
CMCZ*	39,752	13,875	187%	91,372	14,823	516%
Domestic fabrication	11,113	17,521	(37)%	56,492	74,212	(24)%
Recycling	24,671	22,476	10%	63,182	54,902	15%
Marketing and distribution	32,977	19,896	66%	56,108	55,885	0%
Corporate and eliminations	(25,689)	(8,589)	199%	(51,115)	(22,542)	127%

*	Before minority interests
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

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2007	2006	2007	2006

Domestic mills	$(15,394)	$(14,753)	$(28,013)	$(25,111)
Domestic fabrication	(12,251)	(14,674)	(9,187)	(18,885)
Recycling	(10,687)	(10,067)	(9,145)	(14,644)
Marketing and distribution	7,377	(4,569)	(13,656)	(3,051)

Consolidated (decrease) to adjusted profit before tax	$(30,955)	$(44,063)	$(60,001)	$(61,691)

Domestic Mills We include our four domestic steel and our copper tube minimills in our domestic mills segment. Our domestic mills had an adjusted operating profit for the three months ended May 31, 2007 of $73.6 million, up by 6% and a pre-tax LIFO expense increase of 4% to $15.3 million as compared to last year’s third quarter. Net sales for the segment increased by 6% to $447 million as a result of higher average selling prices overcoming a slight decline in tons shipped.
Within the segment, adjusted operating profit for the three months ended May 31, 2007 for our steel minimills was 15% higher than the same period last year on 8% higher net sales or $382 million. Metal margins expanded over $10 a ton third quarter to third quarter though shipments dropped 4%. Rebar sales remained strong. Merchant bar tonnages were lower as buyers continued the pattern of overbuying in periods of anticipated or actual rising price increases and lowering their activity in periods of anticipated or actual price declines as occurred in this year’s third quarter. On a year-to-year basis, tonnage melted for the third quarter increased 7% to 596 thousand tons while tonnage rolled was 534 thousand tons, 7% lower than last year’s third quarter as planned outages at CMC Alabama reacted to the weaker merchant market. Shipments were 613 thousand tons or 4% lower than last year’s third quarter. Our average total selling price was up $60 per ton to $575 per ton, while the average selling price for finished goods was up by $71 per ton to $601 per ton. By product line, the price premium of merchant bar over reinforcing bar was $80 per ton, down $3 from last year. The average scrap purchase cost increased by $45 per ton a year ago to $239 per ton. Total utility costs decreased by $1.2 million compared with the third quarter last year with natural gas and electricity both declining. Year-over-year costs for ferroalloys, graphite electrodes and other supplies were up $2.9 million.

The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended				Nine Months Ended
	May 31,		Increase		May 31,		Increase
	2007	2006	Amount	%	2007	2006	Amount	%

Average mill selling price (finished goods)	$601	$530	$71	13%	$577	$519	$58	11%
Average mill selling price (total sales)	575	515	60	12%	558	502	56	11%
Average ferrous scrap production cost	267	217	50	23%	231	209	22	11%
Average metal margin	308	298	10	3%	327	293	34	12%
Average ferrous scrap purchase price	239	194	45	23%	209	188	21	11%
The table below reflects our domestic steel minimills’ operating statistics (short tons in thousands):

	Three Months Ended		Increase		Nine Months Ended
	May 31,		(Decrease)		May 31,		(Decrease)
	2007	2006	Amount	%	2007	2006	Amount	%

Tons melted	596	557	39	7%	1,659	1,707	(48)	(3)%
Tons rolled	534	572	(38)	(7)%	1,580	1,627	(47)	(3)%
Tons shipped	613	640	(27)	(4)%	1,702	1,867	(165)	(9)%
Two of our domestic steel minimills were more profitable for the three and nine months ended May 31, 2007 as compared to 2006. On a year-to-year basis, our Alabama mill was more profitable with higher margins resulting in an increase in adjusted operating profit of 25% despite planned outages in reaction to a weak merchant market that contributed to a drop in tons melted and rolled of 3% and 20% from last year’s third quarter. Our Texas mill was also profitable at a 23% and 9% higher adjusted operating profit for the three and nine months ended May 31, 2007 as compared to 2006 as sales and shredder production set record highs for the quarter. Selling prices at all of our domestic steel mills were higher for the quarter just ended as compared to the same period last year.
The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended		Increase		Nine Months Ended		Increase
	May 31,		(Decrease)		May 31,		(Decrease)
	2007	2006	Amount	%	2007	2006	Amount	%

Pounds shipped (in millions)	16.7	20.3	(3.60)	(18)%	38.6	52.2	(13.60)	(26)%
Pounds produced (in millions)	14.9	16.9	(2.00)	(12)%	35.4	49.5	(14.10)	(28)%
Average selling price	$3.89	$3.32	$0.57	17%	$3.85	$2.90	$0.95	33%
Average copper scrap production cost	2.81	2.11	0.70	33%	2.96	1.81	1.15	64%
Average metal margin	1.08	1.21	(0.13)	(11)%	0.89	1.09	(0.20)	(18)%
Average copper scrap purchase price	3.02	2.47	0.55	22%	2.99	2.06	0.93	45%
Our copper tube minimill recorded an adjusted operating profit of $3.0 million, 65% below that of last year’s third quarter on 4% lower net sales. In addition, adjusted operating profit for the quarter ended was affected by a pre-tax LIFO expense of $4.7 million as compared to a $3.9 million expense for the same quarter last year and the decrease in pounds shipped of 18% and decrease in margin of 11%. The overhang of a poor residential market coupled with cautious buying and the inability of selling prices to keep up with copper scrap price increases led to the lower profits. The average selling price increased 57 cents to $3.89 per pound, but metal spreads dropped 13 cents to $1.08 per pound as scrap prices rose 70 cents to $2.81. Against the same quarter last year, copper tube production decreased 12% to 14.9 million pounds while shipments were down by 3.6 million pounds to 16.7 million pounds.

CMCZ Our combined Polish operation continued to achieve record profitability as the adjusted operating profit for the three and nine months ended May 31, 2007 was $39.8 million and $91.4 million, respectively, an increase of 187% and 516% over the same period last year. The operating results are not surprising as Poland had the highest steel prices in Europe throughout most of the quarter, which led to a jump in imported material and lower prices by quarter end that caused an increase in the double digits in its average metal margin recoveries. Shipments were the highest in any third quarter since acquisition, and the melt shop set a monthly record of 154,000 tons in April. The average selling price rose substantially to PLN 1,663 ($582 per ton including 28% billets) from PLN 1,393 ($445 per ton including 11% billets). During May 2007, our scrap mega-shredder had a record month of over 48,000 tons processed leading to melt shop yields of 89%, a 3% improvement over last year. The change in foreign currency exchange rates had minimal impact on our adjusted operating profit for 2007 and 2006, respectively.
The following table reflects CMCZ’s operating statistics and average prices per short ton:

	Three Months Ended							Nine Months Ended
	May 31,				Increase			May 31,				Increase
	2007		2006		Amount		%	2007		2006		Amount		%

Tons melted (thousands)	392		375		17		5%	1,128		945		183		19%
Tons rolled (thousands)	302		300		2		1%	890		798		92		12%
Tons shipped (thousands)	376		330		46		14%	1,057		872		185		21%
Average mill selling price (total sales)	1,663	PLN	1,393	PLN	270	PLN	19%	1,562	PLN	1,317	PLN	245	PLN	19%
Average ferrous scrap production cost	960	PLN	753	PLN	207	PLN	27%	871	PLN	710	PLN	161	PLN	23%
Average metal margin	703	PLN	640	PLN	63	PLN	10%	691	PLN	607	PLN	84	PLN	14%
Average ferrous scrap purchase price	848	PLN	635	PLN	213	PLN	34%	776	PLN	599	PLN	177	PLN	30%
Average mill selling price (total sales)	$582		$445		$137		31%	$530		$412		$118		29%
Average ferrous scrap production cost	$336		$241		$95		39%	$294		$222		$72		32%
Average metal margin	$246		$204		$42		21%	$236		$190		$46		24%
Average ferrous scrap purchase price	$297		$201		$96		48%	$262		$185		$77		42%
Domestic Fabrication For the quarter ended May 31, 2007, net sales were up 6% from a year ago, but reported adjusted operating profit fell to $11.1 million, a 37% decrease compared with last year’s $17.5 million profit. Both quarters absorbed large LIFO expenses, $12.3 million pre-tax this quarter versus an expense of $14.7 million the prior year. Increased material costs continued to squeeze margins on older backlog work. Compared with the prior year’s third quarter, total shipments from our fab plants decreased 9% to 395 thousand tons, the fall coming in rebar fab tonnage as projects were delayed (particularly in Texas) by drought-ending rainfall. On a year-to-year basis, total shipments were unchanged as the construction activity remained relatively strong in all sectors, especially in the public infrastructure and bridge sector. The composite average fab selling price (excluding stock and buyouts) rose 16% to $998 per ton, with realized selling prices up for all products. The Bouras acquisition, now known as CMC Joist & Deck, contributed $37 million in sales and 19,000 tons shipped (12,000 tons of deck); operationally it broke even with absorption of start-up costs, but the remainder of the joist operations exceeded last year’s profits.

Our domestic fabrication plants’ shipments and average selling prices per ton were as follows:

	Three Months Ended				Nine Months Ended
	May 31,		Increase		May 31,		Increase
	2007	2006	Amount	%	2007	2006	Amount	%

Average selling price*

Rebar	$834	$777	$57	7%	$815	$766	$49	6%
Joist	1,199	1,115	84	8%	1,166	1,108	58	5%
Structural	2,348	2,026	322	16%	2,389	1,900	489	26%
Post	716	690	26	4%	713	691	22	3%
Deck	2,449	—	2,449	—	2,449	—	2,449	—

*	Excluding stock and buyout sales

	Three Months Ended		Increase		Nine Months Ended		Increase
	May 31,		(Decrease)		May 31,		(Decrease)
	2007	2006	Amount	%	2007	2006	Amount	%

Tons shipped (in thousands)

Rebar	244	290	(46)	(16)%	775	759	16	2%
Joist	83	79	4	5%	235	246	(11)	(4)%
Structural	22	28	(6)	(21)%	62	62	—	0%
Post	34	39	(5)	(13)%	81	95	(14)	(15)%
Deck	12	—	12	—	12	—	12	—
Recycling For the three and nine months ended May 31, 2007, net sales for the Recycling segment increased 22% to $471 million and 35% to $1.2 billion, respectively, over the same period last year. Despite the quarter being marked by huge swings in ferrous scrap pricing and nonferrous terminal market volatility, the Recycling segment achieved record third quarter results. The adjusted operating profit of $24.7 million was up 10% from last year’s third quarter and 15% over a year-to-year basis at $63.2 million. LIFO expense was about even at $10.7 million pre-tax this quarter versus an expense of $10.1 million in the prior year. The ferrous scrap market hit all-time highs in March only to drop by almost $100 a ton by quarter end, though ending prices of $260 a long ton for shredded were still historically strong. Versus last year, the average ferrous scrap sales price for the quarter increased by 20% to $251 per short ton while stock shipments of ferrous scrap rose 9% to 630 thousand short tons. The average nonferrous scrap sales price for the quarter increased 14% compared with a year ago, while nonferrous stock shipments were 4% higher. The total volume of scrap processed, including all our domestic processing plants, equaled 1,058 thousand tons against 976 thousand tons last year, an increase of 8%.
The following table reflects our recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended				Nine Months Ended
	May 31,		Increase		May 31,		Increase
	2007	2006	Amount	%	2007	2006	Amount	%

Ferrous sales price	$251	$210	$41	20%	$215	$199	$16	8%
Nonferrous sales price	$3,095	$2,705	$390	14%	$2,912	$2,250	$662	29%
Ferrous tons shipped	630	577	53	9%	1,720	1,535	185	12%
Nonferrous tons shipped	88	85	3	4%	255	229	26	11%
Total volume processed and shipped*	1,058	976	82	8%	2,876	2,677	199	7%

*	Includes our processing plants affiliated with our domestic steel mills.
Marketing and Distribution For the quarter ended May 31, 2007, adjusted operating profit for the Marketing and Distribution segment of $33.0 million was an all-time third quarter record, 66% better than last year’s third quarter on 11% higher net sales. This segment recorded a pre-tax LIFO income of $7.4 million compared with an expense of $4.6 million the year before. U.S. steel import volumes and operating profits remained strong although varied by product line. International steel markets remained vibrant with increased pricing from the prior year. Australian steel import markets were solid, but conversely there was some weakness in our domestic sourced distribution operations. German and U. K. markets improved significantly from last year. Industrial products including fluorspar, coke, ferroalloys, and iron ore achieved excellent results. Results from semi- finished nonferrous imports were about even with last year with stronger results in stainless products offset by weaker aluminum and copper product lines.
Corporate and Eliminations Our corporate expenses for the three and nine months ended May 31, 2007 increased $21.7 and $35.9 million, respectively, over the prior year due primarily to costs incurred for our investment in the global installation of SAP software.
CONSOLIDATED DATA
On a consolidated basis, for the quarter ended May 31, 2007, the LIFO method of inventory valuation decreased our earnings on a pre-tax basis by $30.9 million or after-tax 16 cents per diluted share as compared to $44.0 million or 23 cents per diluted share for the same period last year. For the nine months ended May 31, 2007 and 2006, LIFO decreased our earnings on a pre-tax basis by $60.0 million or after-tax 32 cents per diluted share and $61.7 million or 32 cents per diluted share, respectively.
Our overall selling, general and administrative (SG&A) expenses increased by $32.4 million and $83.7 million for the three and nine months ended May 31, 2007 as compared to 2006, respectively, because of increases in salary compensation, travel expense, benefits and professional services. For the three and nine months ended May 31, 2007, SG&A includes $13.7 million and $24.4 million of costs associated with our investment in the global deployment of SAP software.
During the three and nine months ended May 31, 2007, our interest expense increased by $2.7 million and $5.9 million, respectively, as compared to 2006, primarily due to increased discount costs on extended-term documentary letters of credit, higher average short-term borrowings and increased borrowings on our commercial paper program.
Our overall effective tax rate for the three and nine months ended May 31, 2007 was 31.3 % and 33.8%, respectively as compared to 36.3% and 35.9% for the same periods in 2006, due mainly to the strong contribution to consolidated earnings from our Polish mill operations that caused a shift in profitability from a high to a low tax rate jurisdiction.
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
OUTLOOK
We remain optimistic in our outlook. We anticipate a fourth quarter diluted net earnings per share between $0.85 and $0.95 (estimated pre-tax LIFO expense of $10 million) compared to last year’s all-time record quarter of $1.04 per diluted share.
The Company’s fiscal fourth quarter should be its strongest quarter of the year. Global economic conditions remain favorable. International steel prices are off their peaks, but should remain relatively stable. China’s export tax on many steel products is a positive. However, China needs to curb excessive capacity growth and steel exports through environmental and energy regulations.

In the U.S., the nonresidential construction market should continue to be strong. Merchant bar shipments should improve as service center destocking winds down. Rebar shipments should be robust during the peak of the construction season. The level of imports of both rebar and merchant bar are anticipated to decline significantly by the end of the fiscal fourth quarter. Ferrous scrap prices will likely remain relatively stable which would result in stable rebar and merchant bar prices during the fourth quarter.
Recycling should benefit from good flows and good ferrous scrap prices as well as high demand and high prices for nonferrous scrap. Our U.S. steel mills should have better shipments of both rebar and merchant products at relatively stable prices. Copper tube performance should be good, but not at last year’s record fourth quarter rate. Our domestic fabrication segment, with a strong backlog, is anticipated to benefit from the stable steel price environment and have stronger shipments. CMCZ (Poland) likely will benefit from the strong construction market in Central and Eastern Europe; however, results may be lower than our third quarter due to reduced prices and shipments. Our Marketing and Distribution segment looks forward to a very good quarter though lower than the record third quarter just achieved. In summary, we anticipate our second best ever fourth quarter.
LIQUIDITY AND CAPITAL RESOURCES
See Note F — Credit Arrangements, to the condensed consolidated financial statements.
Our sources, facilities and availability of liquidity and capital resources as of May 31, 2007 (dollars in thousands):

Source		Availability

Net cash flows from operating activities	$122,362	$	N/A
Commercial paper program *	400,000		227,044
Domestic accounts receivable securitization	200,000		200,000
International accounts receivable sales facilities	196,856		73,240
Bank credit facilities — uncommitted	1,014,462		426,614
Notes due from 2007 to 2013	350,000		**
Trade financing arrangements	**		As required
CMCZ revolving credit facilities	70,672		27,492
CMCZ & CMC Poland equipment notes	12,775		—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $26.1 million of stand-by letters of credit issued as of May 31, 2007.
**	With our investment grade credit ratings and current industry conditions we believe we have access to cost-effective public markets for potential refinancing or the issuance of additional long-term debt.
Certain of our financing agreements, both domestically and at CMCZ, include various covenants, of which we were in compliance at May 31, 2007. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
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
Significant fluctuations in working capital:
•	Increased accounts receivable — increased sales as compared to the same period last year.

•	Increased inventories — more in transit inventory, higher inventory costs in some divisions and inventory acquired in acquisitions.

•	Increased accounts payable — documentary letters of credit — issued more documentary letters of credit for purchases.

We expect our current approved total capital spending for fiscal year 2007 to be approximately $220 million, including $20 million to commence the construction of the greenfield micro mill in Phoenix, Arizona and $20 million to start the installation of a new wire block mill in CMCZ. We invested $46.7 million in property, plant and equipment during the third quarter just ended. We continuously assess our capital spending and reevaluate our requirements based upon current and expected results. Historically, we have not spent our entire approved budget during the fiscal year.
We are undertaking a 5-year Enterprise Resource Planning (ERP) system implementation program to improve our operating systems and the Company is anticipating capital expenditures of approximately $28 million during the current fiscal year.
During the quarter ended May 31, 2007, we did not purchase any shares of our common stock as part of our stock repurchase program. Our contractual obligations for the next twelve months of $1.3 billion are typically expenditures with normal revenue processing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of May 31, 2007:

	Payments Due By Period*
		Less than			More than
(dollars in thousands)	Total	1 Year	1—3 Years	3—5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$364,142	$54,590	$106,471	$3,035	$200,046
Notes payable	48,244	48,244	—	—	—
Interest(2)	91,336	20,145	29,431	22,530	19,230
Operating leases(3)	138,818	36,197	55,767	27,241	19,613
Purchase obligations(4)	1,631,698	1,186,138	341,128	68,564	35,868

Total contractual cash obligations	$2,274,238	$1,345,314	$352,797	$121,370	$274,757

*	We have not discounted the cash obligations in this table.
(1)	Total amounts are included in the May 31, 2007 condensed consolidated balance sheet. See Note F, Credit Arrangements, to the condensed consolidated financial statements.
(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of May 31, 2007.
(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of May 31, 2007.
(4)	About 87% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2007, we had committed $32.7 million under these arrangements. All of the commitments expire within one year.
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements regarding the outlook for our financial results including net earnings, product pricing and demand, currency valuation, production rates, energy expense, interest rates, inventory levels, new capital investments, software implementation costs, and general market conditions. These forward-looking statements generally can be identified by phrases such as we “expect,” “anticipate” “believe,” “ought,” “should,” “likely,” “appear,”, “project,” “forecast,” or other similar words or phrases of similar impact. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
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

PART II OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
          Not Applicable
     ITEM 1A. RISK FACTORS
          Not Applicable
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Total
				Number of	Maximum
				Shares	Number of
				Purchased	Shares that
				As Part of	May Yet Be
	Total			Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
	Purchased		Per Share	Programs	Programs
As of February 28, 2007					2,642,260 (1)
March 1 — March 31, 2007	21,331	(2)	$30.45	0
April 1 — April 30, 2007	2,072	(2)	$31.9516	0
May 1 — May 31, 2007	2,171	(2)	$34.6729	0
As of May 31, 2007	25,574	(2)	$30.9544	0	2,642,260 (1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced May 24, 2005.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.
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

COMMERCIAL METALS COMPANY
/s/ William B. Larson
July 9, 2007	William B. Larson
Senior Vice President & Chief Financial Officer

/s/ Leon K. Rusch
July 9, 2007	Leon K. Rusch
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).