Form 10-K
period 2007-08-31
COMMERCIAL METALS CO
filed 2007-10-30
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-4304

Commercial Metals Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 6565 MacArthur Blvd, Irving, TX (Address of principal executive offices)	75-0725338 (I.R.S. Employer Identification No.) 75039 (Zip Code)

Registrant’s telephone number, including area code:
(214) 689-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange
Rights to Purchase Series A Preferred Stock	New York Stock Exchange

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

The aggregate market value of the common stock on October 26, 2007, held by non-affiliates of the registrant, based on the closing price of $35.58 per share on October 26, 2007 on the New York Stock Exchange, was approximately $4,010,071,724. (For purposes of determination of this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of common stock as of October 26, 2007, was 118,612,050

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated by reference into the listed Part of Form 10-K:

Registrant’s definitive proxy statement for the annual meeting of stockholders to be held January 24, 2008 — Part III

COMMERCIAL METALS COMPANY

PART I
ITEM 1. BUSINESS
GENERAL
          We manufacture, recycle, market and distribute steel and metal products and related materials and services through a network of locations located throughout the United States and internationally. During our fiscal year ended August 31, 2007, we considered our business to be organized into five segments: domestic mills, CMCZ (our Polish mill CMC Zawiercie S.A. and related operations), domestic fabrication, recycling and marketing and distribution.
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
          Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our Internet website, http://www.cmc.com, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the Securities and Exchange Commission.
DOMESTIC MILLS SEGMENT
          We conduct our domestic mills operations through a network of:
—	4 steel mills, commonly referred to as “minimills”, that produce reinforcing bar, angles, flats, rounds, small beams, fence-post sections and other shapes;

—	scrap metal processing facilities that directly support these minimills;

—	a copper tube minimill; and

—	a railroad rail salvage company.

          Minimills. We operate four steel minimills which are located in Texas, Alabama, South Carolina and Arkansas. We utilize a fleet of trucks that we own and private haulers to transport finished products from the minimills to our customers and our fabricating shops. To minimize the cost of our products, we try to operate all four minimills at full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at domestic competitors, customer inventory levels or a decrease in construction activity may reduce demand for our products and limit our ability to operate the minimills at full capacity. Through our operations and capital improvements, we strive to increase productivity and capacity at the minimills and enhance our product mix. Since the steel minimill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years we have spent approximately $178.9  million or 40.0% of our total capital expenditures on projects at our domestic steel minimills.
          The following table compares the amount of steel (in tons) melted, rolled and shipped by our four steel minimills in the past three fiscal years:

	2007	2006	2005
Tons melted	2,121,000	2,324,000	2,173,000
Tons rolled	1,957,000	2,198,000	2,024,000
Tons shipped	2,250,000	2,492,000	2,266,000

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
     Descriptions of minimill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Each of our minimills can and do roll many different types and sizes of products in their range depending on pricing and demand. Therefore our capacity estimates assume a typical product mix and will vary with the products actually produced. Our Texas minimill has annual capacity of approximately 900,000 tons melted and rolled. Our Alabama minimill’s annual capacity is approximately 650,000 tons melted and 575,000 tons rolled. We have annual capacity at our South Carolina minimill of approximately 700,000 tons melted and 800,000 tons rolled.
     Our Texas minimill manufactures a full line of bar size products including reinforcing bar, angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. Our Texas minimill sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. The Texas minimill primarily ships its products to customers located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico. It also ships products to approximately 22 other states and to Mexico. Our Texas minimill melted 859,000 tons during 2007 compared to 905,000 tons during 2006, and rolled 730,000 tons, a decrease of 76,000 tons from 2006.
     The Alabama minimill recorded 2007 melt shop production of 614,000 tons, a decrease of 79,000 tons from 2006. The Alabama minimill rolled 425,000 tons, a decrease of 97,000 tons from 2006. Our Alabama minimill primarily manufactures products that are larger in size as compared to products manufactured by our other three minimills. Such larger size products include mid-size structural steel products including angles, channels, wide flange beams of up to eight inches and special bar quality rounds and flats. Our Alabama minimill sells primarily to service centers, as well as to the construction, manufacturing, and fabricating industries. The Alabama minimill primarily ships its products to customers located in Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.
     Our South Carolina minimill manufactures a full line of bar size products which primarily include steel reinforcing bar. The minimill also manufactures angles, rounds, squares, fence post sections and flats. The South Carolina minimill ships its products to customers located in the Southeast and mid-Atlantic areas which include the states from Florida through southern New England. During 2007, the South Carolina minimill melted 649,000 tons and rolled 669,000 tons compared to 725,000 tons melted and 724,000 tons rolled during 2006.
     The primary raw material for our Texas, Alabama and South Carolina minimills is ferrous scrap metal. We purchase the raw material from suppliers generally within a 300 mile radius of each minimill. Eleven scrap metals recycling plants located in Texas, South Carolina, Alabama and Georgia are operated by our steel group due to the predominance of ferrous scrap metal sales to the nearby steel group operated minimills. Two of the segment’s eleven recycling plants operate automobile shredders. The nine smaller facilities assist the two larger locations with shredders and our nearby minimills with the acquisition of ferrous scrap metal. These metal recycling plants processed and shipped 1,184,000 tons of scrap metals, primarily ferrous, during 2007. We believe the supply of ferrous scrap metal is adequate to meet our future needs, but it has historically been subject to significant price fluctuations. Ferrous scrap price fluctuations have occurred more rapidly during the last four years. All three minimills also consume large amounts of electricity and natural gas. Although we have not had any significant curtailments and believe that supplies are adequate, the price we pay for both electricity and natural gas has increased substantially during recent years. Regional and national energy supply, demand and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.
     The smaller Arkansas minimill does not have a melt shop or continuous casting equipment. The Arkansas minimill manufacturing process begins with a reheating furnace utilizing used rail primarily salvaged from railroad abandonments and excess billets acquired from either our other mills or unrelated suppliers as its raw material. The remainder of the manufacturing process utilizes rolling mill, cooling bed and finishing equipment and support facilities similar to, but on a smaller scale, than those at our other minimills. The Arkansas minimill primarily manufactures metal fence post stock, small diameter reinforcing bar, sign posts and bed frame angles with some flats, angles and squares. At our Arkansas minimill and at our facilities in San Marcos, Texas, Brigham City, Utah, and West Columbia, South Carolina, we fabricate fence post stock into studded “T” metal fence posts. The product is finished at facilities similar to, but smaller than, the other minimills. Since our Arkansas minimill does not have melting facilities, the minimill depends on an adequate supply of competitively priced used rail or billets. The availability of these raw materials fluctuates with the pace of railroad abandonments, rail replacement by railroads, demand for used rail from domestic and foreign rail rerolling mills and the level of excess billet production offered for sale at steel producers. We have annual capacity at our Arkansas minimill of approximately 150,000 tons rolled.
     CMC Howell. Our subsidiary, CMC Howell Metal, operates a copper tube minimill in New Market, Virginia. The minimill manufactures copper tube, primarily water tubing, for the plumbing, air conditioning and refrigeration industries. Both high quality copper scrap and occasionally virgin copper ingot are melted, cast, extruded and drawn into tubing. The minimill supplies tubing in straight lengths and coils for use in commercial, industrial and residential construction and by original equipment manufacturers. Our customers, largely equipment manufacturers, wholesale plumbing supply firms and large home improvement retailers, are located primarily east of the Mississippi River and supplied directly from the minimill or three warehouses located along the east coast. The demand for copper tube depends on the level of new apartment, hotel/motel and residential construction and renovation. Copper scrap is readily available, but subject to rapid price fluctuations. The price or supply of virgin copper causes the price of copper scrap to fluctuate rapidly. Our recycling segment supplies a small portion of the copper scrap. CMC Howell’s facilities include melting, casting, piercing, extruding, drawing, finishing and office facilities. During 2007, the facility produced approximately 50 million pounds of copper tube. CMC Howell has annual manufacturing capacity of approximately 80 million pounds.
     No single customer purchases 10% or more of our domestic mills segment’s production. Due to the nature of certain stock products we sell in the domestic mills segment, we do not have a long lead time between receipt of a purchase order and delivery. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of our operations. Backlog for our four domestic steel mills at August 31, 2007 was approximately $295.9 million as compared to $329.1 million at August 31, 2006.
     In December, 2006 we announced plans to build a new minimill, designated a “micro mill” due to its relatively small estimated capacity of approximately 280,000 tons per year. The estimated cost of the facility is approximately $155 million and will be located at a site we acquired subsequent to year end in Mesa, Arizona. The micro mill will utilize a “continuous continuous” design where metal flows uninterrupted from melting to casting to rolling. It will be more compact than existing, larger capacity steel minimills taking advantage of both lower initial capital construction costs and ongoing operating efficiencies by focusing on cost-effective production of a limited product range, primarily rebar. The new facility is anticipated to be operational in early calendar year 2009.
     Railroad Salvage and Dismantling. We also operate a business that purchases and removes rail and other materials from abandoned railroads. Most of the salvaged rail is utilized by our Arkansas minimill.

CMCZ SEGMENT
     In December 2003, our Swiss subsidiary acquired 71.1% of the outstanding shares of Huta Zawiercie, S.A. (CMCZ), of Zawiercie, Poland for 200 million Polish Zlotys (PLN), $51.9 million on the acquisition date. In connection with the acquisition, we also assumed debt of 176 million PLN ($45.7 million). Since the initial share acquisition we have acquired an additional approximate 28.7% of the shares outstanding, including 26.4% we purchased from the Polish State Treasury in March 2007 for approximately $60.0 million. CMCZ is a steel minimill with equipment similar to our domestic steel minimills, but also includes a second rolling mill which produces wire rod. CMCZ owns a majority interest in several smaller metals related operations, including two scrap metals processing facilities that directly support CMCZ. CMCZ has annual melting capacity of approximately 1,500,000 tons with annual rolling capacity of approximately 1,100,000 tons. During 2007, the facility melted 1,458,000 tons, rolled 1,130,000 tons and shipped 1,366,000 tons of steel. Principal products manufactured include rebar and wire rod as well as smaller quantities of merchant bar. With this acquisition, we have become a significant manufacturer of rebar and wire rod in Central Europe. We presented CMCZ, its subsidiaries and related operations as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are not similar to that of our domestic minimills.
     CMCZ sells rebar primarily to fabricators, distributors and construction companies. Principal customers for wire rod are meshmakers, endusers and distributors. CMCZ’s products are generally sold to customers located within a market area of 400 miles of the mill. The majority of sales are to customers within Poland with the Czech Republic, Slovakia, Hungary and Germany being the major export markets. Ferrous scrap metal is the principal raw material for CMCZ and is generally obtained from scrap metal processors and generators within 400 miles of the mill. Ferrous scrap metal, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available although subject to periodic significant price fluctuations. During 2007, we spent $31.7 million or 15% of our total capital expenditures on projects at CMCZ and its subsidiaries. We operate a large capacity scrap metal shredder facility similar to the largest automobile shredder we operate in the United States at CMCZ. In addition, we have expanded downstream captive uses for a portion of the rebar manufactured at CMCZ with construction of a reinforcing bar fabrication facility at CMCZ and the acquisition in December 2006 of a rebar fabrication facility in Rosslau, Germany. The rebar fabrication facilities are similar to those operated by our domestic fabrication segment and sell fabricated rebar to contractors for incorporation into construction projects generally within 150 miles of each facility.
     During the year, we announced two significant expansions at CMCZ. In December, we announced plans for the expansion of CMCZ with the installation of a new wire rod block anticipated to cost approximately $40 million and increase capacity approximately 100,000 tons with enhanced product range capability. The new wire rod block is anticipated to commence production in late fiscal year 2008. In July, we announced we will install a new rolling mill at an estimated cost of $190 million. The new mill, designed to allow efficient and flexible production of an increased medium section product range, will complement the facility’s existing rolling mill dedicated primarily to rebar production. The new mill will have a rolling capacity of approximately 650,000 metric tons of rebar, merchant bar and wire rod. The new mill, expected to be commissioned during the summer of 2009, is in addition to CMCZ’s second existing rolling mill dedicated to wire rod production and the previously announced wire rod block currently under installation.
     In July 2007, we entered into a definitive purchase agreement with the Croatian government to acquire all outstanding shares of Valjaonica Cijevi Sisak (VCS). VCS is an electric arc furnace steel pipe mill located in Sisak, Croatia. This mill has a pipe manufacturing capacity of about 336,000 short tons annually. The transaction was completed subsequent to fiscal year end and we subsequently changed the name from VCS to CMC Sisak d.o.o. We will pay approximately $7 million for the shares, assume debt of about $41 million and have agreed to invest not less than $38 million in capital expenditures and increase working capital by approximately $39 million. We also have committed to retaining the employees of CMC Sisak for a period of three years.
DOMESTIC FABRICATION SEGMENT
     We conduct our domestic fabrication operations through a network of:
—	steel plants that bend, cut, weld and fabricate steel, primarily reinforcing bar and angles;

—	warehouses that sell or rent products for the installation of concrete;

—	plants that produce special sections for floors and ceiling support;

—	plants that produce steel fence posts;

—	plants that treat steel with heat to strengthen and provide flexibility.

     Our domestic fabrication segment operates facilities that we consider to be engaged in the various related aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel with seven locations specializing in fabricating joists and special beams for floor and ceiling support and 4 facilities fabricating only steel fence post. We obtain steel for these facilities from our own domestic minimills, purchases through our marketing and distribution segment and unrelated vendors. In 2007, we shipped 1,595,000 tons of fabricated steel, a decrease of 50,000 tons from 2006.
     We conduct steel fabrication activities in facilities located in Texas at Beaumont, Buda, Corpus Christi, Dallas, Fort Worth, Harlingen, Houston (3), Melissa, San Marcos, San Antonio, Seguin, Victoria, Waco and Waxahachie; Louisiana at Baton Rouge, Keithville and Slidell; Arkansas at Little Rock, Magnolia and Hope; Utah in Brigham City; Florida at Fort Myers, Jacksonville, Kissimmee; South Carolina at Cayce, North Charleston, Columbia, Taylors and West Columbia; in Georgia at Atlanta and Lawrenceville; North Carolina at Gastonia; Virginia at Farmville (2), Fredericksburg and Norfolk; California at Bloomington, Emeryville, Etiwanda, Fresno, San Marcus and Stockton; Arizona at Chandler; Oklahoma at Oklahoma City and Tulsa; Ohio at Cleveland; New Mexico at Albuquerque; and Mississippi at Lumberton. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums, and dams. Generally, we sell fabricated steel in response to a bid solicitation from a construction contractor or the project owner. Typically, the contractor or owner of the project awards the job based on the competitive prices of the bids and does not individually negotiate with the bidders.
     Our joist manufacturing operations headquartered in Hope, Arkansas, manufacture steel joists for roof supports. The joist manufacturing operations fabricate joists from steel obtained primarily from our steel group’s minimills at facilities in Hope, Arkansas; Starke, Florida; Cayce, South Carolina; Fallon, Nevada; Iowa Falls, Iowa; and Juarez, Mexico. In April of this year we expanded our joist manufacturing capacity and entered the companion business of deck manufacturing with the acquisition of substantially all the operating assets of Nicholas J. Bouras, Inc., and affiliated entities United Steel Deck, Inc., The New Columbia Joist Company, and ABA Trucking Corporation. The purchase price was approximately $146 million, including inventory. United Steel Deck manufactures steel deck at facilities in South Plainfield, NJ; Peru, IL; and Rock Hill, SC. New Columbia Joist manufactures steel joists in New Columbia, PA. ABA Trucking Corporation provides delivery services for United Steel Deck and New Columbia Joist. The acquired assets were combined with our existing joist operations which now operate under the trade name CMC Joist & Deck. Our typical joist and deck customer is a construction contractor or large chain store owner. Joists are generally made to order and sales may include custom design, fabrication and painting. Deck is often sold in combination with joists. We obtain our sales primarily on a competitive bid basis. We also manufacture and sell castellated and cellular steel beams. These beams, recognizable by their hexagonal or circular pattern of voids, permit greater design flexibility in steel construction, especially floor structures. We fabricate these beams at a facility adjacent to our Hope, Arkansas, joist plant.
     Construction Related Products. We sell and rent construction related products and equipment to concrete installers and other construction businesses. We have 38 locations in Texas, Louisiana, Mississippi, South Carolina, Florida, Colorado, Arkansas, Arizona, New Mexico, Oklahoma and California where we store and sell these products which, with the exception of a small portion of steel products, are purchased for resale from unrelated suppliers. The facilities in Arkansas, Arizona, Oklahoma and California were acquired during the fiscal year in a series of asset acquisitions.
     Heat Treating Operation. Our heat treating operation is Allegheny Heat Treating with locations in Chicora, Pennsylvania, Struthers, Ohio and Pell City Alabama. Allegheny Heat Treating works closely with our Alabama minimill and other steel mills that sell specialized heat-treated steel for customer specific use. Such steel is primarily used in original or special equipment manufacturing. We have annual operating capacity in our heat treating operation of approximately 30,000 tons. We also operate a warehousing and distribution operation known as CMC Impact Metals which distributes not only the specialized products provided by Allegheny Heat Treating, but also similar products obtained from other similar specialty processors located around the world.

     Backlog in our domestic fabrication segment was approximately $782.8 million at August 31, 2007 as compared to $673.5 million at August 31, 2006. No single customer purchases 10% or more of our domestic fabrication segment’s production.
RECYCLING SEGMENT
     Our recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates approximately thirty-six scrap metal processing facilities not including the eleven scrap metal recycling facilities operated as part of our domestic mills segment. The segment operates from 19 locations in Texas, 8 in Florida, 2 in Missouri and Oklahoma and one each in Arkansas, Kansas, Louisiana, North Carolina and Tennessee.
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
     In 2007, our scrap metal recycling segment’s plants processed and shipped approximately 2,652,000 tons of scrap metal compared to 2,474,000 tons in 2006. Ferrous scrap metals comprised the largest tonnage of metals recycled at approximately 2,307,000 tons, an increase of approximately 160,000 tons as compared to 2006. We shipped approximately 345,000 tons of nonferrous scrap metals, primarily aluminum, copper and stainless steel, an increase of approximately 18,000 tons as compared to 2006. With the exception of precious metals, our scrap metal recycling plants recycle and process practically all types of metal. In addition, eleven scrap metal recycling facilities operated by our domestic mills segment processed and shipped approximately 1,184,000 tons of primarily ferrous scrap metal during 2007.
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
     We operate five large shredding machines, four in Texas and one in Florida, capable of pulverizing obsolete automobiles or other sources of scrap metal. We have four additional shredders, two operated by our domestic mills segment and two by our CMCZ segment.
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
     We do not purchase a material amount of scrap metal from one source. One customer represented 10% of our recycling segment’s revenues. Our recycling segment competes with other scrap metals processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals frequently can utilize primary or “virgin” ingot processed by mining companies instead of nonferrous scrap metals. The prices of nonferrous scrap metals are closely related to, but generally less than, the prices of primary or “virgin” ingot.
 MARKETING AND DISTRIBUTION SEGMENT
     Our marketing and distribution segment buys and sells primary and secondary metals, fabricated metals and other industrial products. During the past year, our marketing and distribution segment sold approximately 3.0 million tons of steel products. We market and distribute these products through a network of offices, processing facilities and joint venture offices located around the world. We purchase steel, nonferrous metals including copper and aluminum coil, sheet and tubing, chemicals, industrial minerals, ores, metal concentrates and ferroalloys from producers in domestic and foreign markets. Occasionally, we purchase these materials from suppliers, such as trading companies or industrial consumers, who have a surplus of these materials. We utilize long-term contracts, spot market purchases and trading or barter transactions to purchase materials. To obtain favorable long term supply agreements, we occasionally offer assistance to producers by arranging structured finance transactions to suit their objectives.
     We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation businesses. We sell directly to our customers through and with the assistance of our offices in Irving, Texas; Fort Lee, New Jersey; Arcadia, California; Mexico City, Mexico; Sydney, Perth, Melbourne, Brisbane and Adelaide, Australia; Singapore; Zug, Switzerland; Sandbach, United Kingdom; Dublin, Ireland; Kohl, Germany; Temse, Belgium and Hong Kong, Beijing, Guangzhou and Shanghai China. We have a representative office in Moscow. We have agents or joint venture partners in additional offices located in significant international markets. Our network of offices shares information regarding demand for our materials, assists with negotiation and performance of contracts and other services for our customers, and identifies and maintains relationships with our sources of supply.
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
     Our Australian operations have eleven warehousing facilities for just-in-time delivery of steel and industrial products. Our CMC Coil Steels Group is the third largest distributor of steel sheet and coil products in Australia and has processing facilities in Brisbane, Sydney and Melbourne and warehouses in Adelaide, Perth, Darwin and Toowoomba.

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
     We believe that CMCZ is the second largest supplier of wire rod and the second largest supplier of reinforcing bar in the Polish market. It competes with several large manufacturers of rebar and wire rod in central and eastern Europe, primarily on the basis of price and product availability.
     Our domestic fabrication businesses compete with regional and national suppliers. We believe that we are among the largest fabricators of reinforcing bar in the United States, and our joist facilities are the second largest manufacturer of joists in the United States, although significantly smaller than the largest joist supplier. We believe that we are the largest manufacturer of steel fence posts in the United States.
     We believe our recycling segment is one of the largest entities engaged in the recycling of nonferrous scrap metals in the United States. We are also a major regional processor of ferrous scrap metal. The scrap metal recycling business is subject to cyclical fluctuations based upon the availability and price of unprocessed scrap metal and the demand for steel and nonferrous metals. Buying prices and service to scrap suppliers and generators are the principal competitive factors for the segment. The price offered for scrap metal is the principal competitive factor in acquiring material from smaller scrap metals collection firms, while industrial generators of scrap metal may also consider the importance of other factors such as supplying appropriate collection containers, timely removal, reliable documentation including accurate and detailed purchase records with customized reports, the ability to service multiple locations, insurance coverage, and the buyer’s financial strength.
     Our marketing and distribution business is highly competitive. Our products in the marketing and distribution segment are standard commodity items. We compete primarily on the price, quality and reliability of our products, our financing alternatives and our additional services. In this segment, we compete with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources. In addition, some of our competitors may be able to pursue business without being restricted by the laws of the United States. We also compete with industrial consumers who purchase directly from suppliers, and importers and manufacturers of semi-finished ferrous and nonferrous products. Our CMC Coil Steels Group, a distributor of steel sheet and coil in Australia, is believed to be the third largest distributor of those products in Australia.
ENVIRONMENTAL MATTERS
     A significant factor in our business is our compliance with environmental laws and regulations. See “Risk Factors- Risks Related to Our Industry” below. Compliance with and changes in various environmental requirements and environmental risks applicable to our industry may adversely affect our results of operations and financial condition.
     Occasionally, we may be required to clean up or take certain remediation action with regard to sites we formerly used in our operations. We may also be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have treated or disposed of hazardous substances on the sites. The United States Environmental Protection Agency, or EPA, has named us a potentially responsible party or PRP, at several federal Superfund sites. The EPA alleges that we and other PRP scrap metal suppliers are responsible for the cleanup of those sites solely because we sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacturing of new products. We contend that an arms length sale of valuable scrap metal for use as a raw material in a manufacturing process that we have no control of should not constitute “an arrangement for disposal or treatment of hazardous substances” as defined under Federal law. In 2000 the Superfund Recycling Equity Act was signed into law which, subject to the satisfaction of certain conditions, provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under Federal law. Despite Congress’ clarification of the intent of the Federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials and we continue to support clarification of state laws and regulations consistent with Congress’ action.
     New Federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2007, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $19.7 million. In addition, we estimate that we spent approximately $9.6 million during 2007 on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2008 of approximately $16.6 million.
EMPLOYEES
     As of September 2007, we had approximately 12,730 employees. Our domestic mills segment employed approximately 2,545 people, our CMCZ segment employed approximately 2,137 people, and our fabrication segment employed approximately 5,633 people. Our recycling segment employed 1,465 people, and our marketing and distribution segment employed 757 people. We have 124 employees in general corporate management and administration and 69 employees who provide services to our divisions and subsidiaries. Production employees at one metals recycling plant and two fabrication facilities are represented by unions for collective bargaining purposes. Approximately one half of CMCZ’s employees are represented by unions. We believe that our labor relations are generally good to excellent and our work force is highly motivated.
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
     Chinese economic expansion has affected the availability and heightened the volatility of many commodities that we market and use in our manufacturing process, including steel. It is reported that in calendar year 2006 China produced 423 million metric tons of crude steel, representing 35% of world production. China’s estimated consumption was 356 million metric tons and was a net exporter of 32 million tons in 2006. In 2006 China became the largest exporter of steel to the U.S. Expansions and contractions in China’s economy can have major effects on the pricing of not only the price of our finished steel products but also many commodities that affect us such as secondary metals, energy, marine freight rates, steel making supplies such as ferroalloys and graphite electrodes and materials we market such as iron ore and coke. Should Chinese demand weaken or Chinese steel production be allowed to expand unchecked to the point that it significantly exceeds the country’s consumption, prices for many of the products that we both sell to and export from China may fall causing erosion in our gross margins and subjecting us to possible renegotiation of contracts or increases in bad debts. Significant exports from China of steel in the product lines we manufacture in the United States would cause selling prices in the United States to decline and negatively impact our gross margins.
RAPID AND SIGNIFICANT CHANGES IN THE PRICE OF METALS COULD NEGATIVELY IMPACT OUR INDUSTRY.
     Prices for most metals in which we deal have experienced large increases and increased volatility in recent years. With a few exceptions, our markets have been able to adapt to this changing pricing environment. However, should metals prices experience further unanticipated and even more substantial rapid increases or be subjected to sudden substantial decreases it would impact us in several ways. Some of our operations, the domestic fabrication segment for example, may benefit from rapidly decreasing steel prices as their material cost decline while others, such as our domestic mill and CMCZ segments, would likely experience reduced margins until prices stabilized. Sudden increases could have the opposite effect. Overall, we believe that rapid substantial price changes, should they occur, will not be to our industry’s benefit. Our customer and supplier base would be impacted due to uncertainty as to future prices. A reluctance to purchase inventory in the face of extreme price decreases or sell quickly during a period of rapid price increases would likely reduce our volume of business. Marginal industry participants or speculators may attempt to participate to an unhealthy extent during a period of rapid price escalation with a substantial risk of contract default should prices suddenly reverse. Risks of default in contract performance by customers or suppliers as well as a increased risk of bad debts and customer credit exposure would increase during periods of rapid and substantial price changes.
EXCESS CAPACITY IN OUR INDUSTRY COULD INCREASE THE LEVEL OF STEEL IMPORTS INTO THE U.S. RESULTING IN LOWER DOMESTIC PRICES WHICH WOULD ADVERSELY AFFECT OUR SALES, MARGINS AND PROFITABILITY.
     Steel-making capacity exceeds demand for steel products in some countries. Rather than reducing employment by rationalizing capacity with consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) have traditionally periodically exported steel at prices significantly below their home market prices and which may not reflect their costs of production or capital. This supply of imports can decrease the sensitivity of domestic steel prices to increases in demand or our ability to recover increased manufacturing costs.
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
     Our business supports cyclical industries such as commercial construction, energy, service center, petrochemical and original equipment manufacturing. These industries may experience significant fluctuations in demand for our products based on economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. Many of these factors are beyond our control. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve suffer a prolonged downturn, then our business may be adversely affected. Although the residential housing market is not a significant factor in our business related commercial and infrastructure construction activities, such as shopping centers and roads could be impacted by a prolonged slump in new housing construction.

     Our industry is characterized by low backlogs, which means that our results of operations are promptly affected by short-term economic fluctuations.
COMPLIANCE WITH AND CHANGES IN ENVIRONMENTAL AND REMEDIATION REQUIREMENTS COULD RESULT IN SUSTANTIALLY INCREASED CAPITAL REQUIREMENTS AND OPERATING COSTS.
     Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, may have a material adverse effect on our results of operations and financial condition. Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state, federal and international environmental laws and regulations concerning, among other matters, waste disposal, air emissions, waste and storm water effluent and disposal and employee health. Our new micromill to be built in Arizona is required to obtain several environmental permits before significant construction or commencement of operations. While we believe that permitting process is proceeding as planned, delays in obtaining permits or unanticipated conditions in such permits could delay the project or increase construction costs or operating expenses. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our minimills generate electric arc furnace dust (EAF dust), which the EPA and other regulatory authorities classify as hazardous waste. EAF dust requires special handling, recycling or disposal.
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
RISKS RELATED TO OUR COMPANY
FLUCTUATIONS IN THE VALUE OF THE UNITED STATES DOLLAR RELATIVE TO OTHER CURRENCIES MAY ADVERSELY AFFECT OUR BUSINESS.
     Fluctuations in the value of the dollar can be expected to affect our business. In particular major changes in the rate of exchange of China’s Renminbi or continuing substantial increases in the value of the Euro to the U.S. Dollar could negatively impact our business. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the U.S. by our foreign competitors while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of non-ferrous scrap metal exports by our recycling segment we have not recently been a significant exporter of metal products from our United States operations. Past economic difficulties in Eastern Europe, Asia and Latin America have resulted in lower local demand for steel products and have encouraged greater steel exports to the U.S. at depressed prices. As a result, our products which are made in the U.S., may become relatively more expensive as compared to imported steel, which has had and in the future could have a negative impact on our sales, revenues, profitability and cash flows.
     A strong U.S. dollar hampers our international marketing and distribution business. Weak local currencies limit the amount of U.S. dollar denominated products that we can import for our international operations and limits our ability to be competitive against local producers selling in local currencies.
OPERATING INTERNATIONALLY CARRIES RISKS AND UNCERTANTIES WHICH COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.
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
WE RELY ON THE AVAILABILITY OF LARGE AMOUNTS OF ELECTRICITY AND NATURAL GAS FOR OUR MINIMILL OPERATIONS. DISRUPTIONS IN DELIVERY OR SUBSTANTIAL INCREASES IN ENERGY COSTS, INCLUDING CRUDE OIL PRICES, COULD ADVERSLY AFFECT OUR FINANCIAL PERFORMANCE.
     Minimills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. As large consumers of electricity and gas, often the largest in the geographic area where our minimills are located, we must have dependable delivery of electricity and natural gas in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes would substantially disrupt our production. While we have not suffered prolonged production delays due to our inability to access electricity or natural gas several of our competitors have experienced such occurrences. Prolonged substantial increases in energy costs would have an adverse affect on the costs of operating our minimills and would negatively impact our gross margins unless we were able to fully pass through the additional expense. Our finished steel products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices will have a negative impact on our costs and many of our customers financial results which could result in reduced margins and declining demand for our products. Rapid increases in fuel costs may also negatively impact our ability to charter ships for international deliveries at anticipated freight rates thereby decreasing our margins on those transactions or causing our customers to look for alternative sources.
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
     Planning and design of a new enterprise resource planning system commenced in 2006 and continued through 2007 with phased implementation scheduled commencing in 2008 and continuing for several years thereafter prior to completion. This is a significant project with expenses thus far of approximately $68.5 million of which $33.5 have been capitalized. There are risks that this effort may not result in a successful implementation resulting in resources being inappropriately diverted, untimely completion, substantial cost overruns, or inadequate information to manage our businesses and prepare accurate financial information. Should the project not be successfully completed the capitalized cost for this project might have to be expensed resulting in an unanticipated reduction in profitability.
WE MAY HAVE DIFFICULTY COMPETING WITH COMPANIES THAT HAVE A LOWER COST STRUCTURE OR ACCESS TO GREATER FINANCIAL RESOURCES.
     We compete with regional, national and foreign manufacturers and traders. Consolidation among participants in the steel manufacturing and recycling industries has resulted in fewer competitors but several which are significantly larger. Some of our larger competitors have greater financial resources and more diverse businesses than us. Some of our foreign competitors may be able to pursue business opportunities without regard for the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure, more operating flexibility and consequently they may be able to offer better prices and more services than we can. We cannot assure you that we will be able to compete successfully with these companies.
     Furthermore, over the past decade, many integrated domestic steel producers and scrap metal recyclers entered bankruptcy proceedings. The companies that have reorganized and emerged from bankruptcy may have a more competitive capital cost structure than their predecessors resulting in more effective competition. In addition, asset sales by these companies during the reorganization process tended to be at depressed prices, enabling some purchasers to acquire increased capacity at a lower cost.
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
WE ARE SUBJECT TO LITIGATION WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.
     We are involved in various litigation matters, including regulatory proceedings, administrative proceedings, governmental investigations, environmental matters and construction contract disputes. The nature of our operations also expose us to possible litigation claims in the future. Although we make every effort to avoid litigation, these matters are not totally within our control. We will contest these matters vigorously and have made insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. These matters could have a material adverse affect on our financial condition and profitability. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our financial condition and profitability. Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors.
SOME OF OUR CUSTOMERS MAY DEFAULT ON THE DEBTS THEY OWE TO US.
     Economic conditions are not consistent in all the markets we serve. Some areas are still weak, and our customers may struggle to meet their obligations, especially if a significant customer of theirs defaults. We regularly maintain a substantial amount of accounts receivable, at year end almost $1.1 billion. We charged off accounts receivable of $3.3 million during the past fiscal year offset by recoveries of $4.0 million and at year end our allowance for collection losses was $16.5 million. Other factors such as management and accounting irregularities have forced some companies into bankruptcy. A weakening of the general economy and corporate failures could result in higher bad debt costs. In certain markets we have experienced a consolidation among those entities to whom we sell. This consolidation, along with substantially higher metals and other commodity prices, has resulted in an increased credit risk spread among fewer customers without a corresponding strengthening of their financial status. Although we have expanded our use of credit insurance for accounts receivable in our marketing and distribution segment and require letters of credit from reputable financial institutions in many international sales transactions, the majority of our receivables in our other segments are considered to be open account uninsured accounts receivable.
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

THE AGREEMENTS GOVERNING THE NOTES AND OUR OTHER DEBT CONTAIN FINANCIAL COVENANTS AND IMPOSE RESTRICTIONS ON OUR BUSINESS.
     The indenture governing our 6.75% notes due 2009, 5.625% notes due 2013 and 6.50% notes due 2017 contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consolidate or merge. In addition, our credit facility contains covenants that place restrictions on our ability to, among other things:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
     Our Texas steel minimill is located on approximately 600 acres of land that we own. Our Texas minimill facilities include several buildings that occupy approximately 807,000 square feet. Our Alabama steel minimill is located on approximately 70 acres of land, and it includes several buildings that occupy approximately 495,000 square feet. We utilize our facilities at the Texas and Alabama steel minimills for manufacturing, storage, office and other related uses. Our South Carolina steel minimill is located on approximately 112 acres of land, and the buildings occupy approximately 706,000 square feet. Our Arkansas steel minimill is located on approximately 135 acres of land, and the buildings occupy approximately 225,000 square feet. We lease approximately 30 acres of land at the Alabama minimill and all the land at the Arkansas and South Carolina minimills in connection with revenue bond financing or property tax incentives. We may purchase the land at the termination of the leases or earlier for a nominal sum. Howell Metal Company owns approximately 76 acres of land in New Market, Virginia, with buildings occupying approximately 407,000 square feet.
          The facilities of our domestic fabrication segment utilize approximately 1,540 acres of land which we own and lease approximately 114 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia, North Carolina, Nevada, Ohio, Iowa, California, Pennsylvania, Mississippi, Arizona, Alabama, New Mexico, Oklahoma and Juarez, Mexico.
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
          Our recycling segment’s plants occupy approximately 544 acres of land that we own in Beaumont, Clute, Corpus Christi, Dallas, Fort Worth, Galveston, Houston, Lubbock, Lufkin, Odessa, Victoria and Vinton, Texas; Apopka, Gainesville, Jacksonville, Lake City, Ocala, Palm Bay, and Tampa, Florida; Shreveport, Louisiana; Chattanooga, Tennessee; Springfield and Joplin, Missouri; Burlington, North Carolina; Frontenac and Independence, Kansas; Miami and Tulsa, Oklahoma; and Lonoke, Arkansas. The recycling segment’s other scrap metal processing locations are on leased land.
          We lease the office space where our corporate headquarters and all of our domestic marketing and distribution offices are located. We own two warehouse buildings in Australia, one of which is located on leased real estate. We lease the other warehouse facilities located in Australia.
          The leases on the leased properties described above will expire on various dates and with the exception of the CMCZ leases described above, generally over the next nine years. Several of the leases have renewal options. We have had little difficulty renewing such leases as they expire. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2007, to be paid during fiscal 2008, to be approximately $22.2 million. We also lease a portion of the equipment we use in our plants. We estimate our minimum annual rental obligation for equipment operating leases in effect at August 31, 2007, to be paid during fiscal 2008, to be approximately $15.6 million.
ITEM 3. LEGAL PROCEEDINGS
          We have received notices from the EPA or state agencies with similar responsibility that we and numerous other parties are considered potentially responsible parties, or PRPs, and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980, or CERCLA, or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at 13 locations. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that we expect will result in agreements to remediate the sites. The EPA or respective state agency refers to these locations, none of which involve real estate we ever owned or conducted operations upon, as the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the American Brass site in Headland, Alabama, the Delatte Metals site in Ponchatoula, Louisiana, the Palmetto Recycling site in Columbia, South Carolina, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Stoller Site in Jericho, South Carolina, the Jensen Drive site in Houston, Texas, and the Industrial Salvage site in Corpus Christi, Texas. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites. We do not know if any of these inquiries will ultimately result in a demand for payment from us.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PURCHASES OF STOCK

			(c ) Total	(d) Maximum
			Number of	Number (or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased	Shares (or Units) that
			As Part of	May Yet Be
			Publicly	Purchased
	(a) Total Number of	(b) Average	Announced	Under the
	Shares (or Units)	Price Paid	Plans or	Plans or
Period	Purchased	Per Share (or Unit)	Programs	Programs (1)
June 1, 2007- June 30, 2007	1,115	$32.63	0	2,642,260
July 1, 2007- July 31, 2007	199,631	$31.81	180,000	2,462,260
August 1, 2007- August 31, 2007	1,242,460	$28.84	1,237,475	1,224,785
Total	1,443,206	$29.24	1,417,475	1,224,785

(1)	Shares remaining to be purchased under the 5,000,000 shares repurchase authority approved by the Company’s board of directors on July 19, 2006.

MARKET AND DIVIDEND INFORMATION
          The table below summarizes the high and low sales prices reported on the New York Stock Exchange for our common stock and the quarterly cash dividends we paid for the past two fiscal years.
PRICE RANGE
OF COMMON STOCK

2007
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS

1st	$29.27	$18.40	6 cents
2nd	30.00	24.60	9 cents
3rd	36.00	25.71	9 cents
4th	37.15	24.58	9 cents
PRICE RANGE
OF COMMON STOCK

2006
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS

1st	$17.63	$13.54	3 cents
2nd	24.59	17.11	3 cents
3rd	31.69	21.72	5 cents
4th	26.39	20.04	6 cents
     Since 1982, our common stock has been listed and traded on the New York Stock Exchange. From 1959 until the NYSE listing in 1982, our common stock was traded on the American Stock Exchange. The number of shareholders of record of our common stock at October 25, 2007, was approximately 3,650.
EQUITY COMPENSATION PLANS
          Information about our equity compensation plans as of August 31, 2007 that were either approved or not approved by our stockholders is as follows:

	A.	B.	C.
			NUMBER OF SECURITIES
			REMAINING FOR FUTURE
	NUMBER OF SECURITIES		ISSUANCE UNDER EQUITY
	TO BE ISSUED	WEIGHTED-AVERAGE	COMPENSATION PLANS
	UPON EXERCISE OF	EXERCISE PRICE OF	(EXCLUDING SECURITIES
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	REFLECTED IN COLUMN
PLAN CATEGORY	WARRANTS AND RIGHTS	WARRANTS AND RIGHTS	(A))
Equity
Compensation plans approved by security holders	6,480,908	$14.74	4,067,432
Equity
Compensation plans not approved by security holders	0	0	0
TOTAL	6,480,908	$14.74	4,067,432

STOCK PERFORMANCE GRAPH
     The following graph compares the cumulative total return of our common stock during the five year period beginning September 1, 2002 and ending August 31, 2007 with the Standard & Poor’s 500 Composite Stock Price Index also known as the “S&P 500” and the Standard & Poor’s Steel Industry Group Index also know as the “S&P Steel Group.” Each index assumes $100 invested at the close of trading August 31, 2002, and reinvestment of dividends.

	8/31/2002	8/31/2003	8/31/2004	8/31/2005	8/31/2006	8/31/2007
Commercial Metals Company	100.00	106.59	190.82	329.53	479.13	648.86
S&P500	100.00	112.07	124.90	140.59	153.08	176.25
S&P Steel	100.00	105.93	180.71	236.43	405.76	561.57

ITEM 6. SELECTED FINANCIAL DATA
          The table below sets forth a summary of our selected consolidated financial information for the periods indicated. The per share amounts have been adjusted to reflect two-for-one stock splits in the form of a stock dividends on our common stock paid June 28, 2002, January 10, 2005 and May 22, 2006.
FOR THE YEARS ENDED AUGUST 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2007	2006	2005	2004	2003
Net Sales *	$8,329,016	$7,212,152	$6,260,338	$4,568,728	$2,728,770
Net Earnings	355,431	356,347	285,781	132,021	18,904
Diluted Earnings Per Share	2.92	2.89	2.32	1.11	0.17
Total Assets	3,472,663	2,898,868	2,332,922	1,988,046	1,283,255
Stockholders’ Equity	1,548,567	1,220,104	899,561	660,627	506,933
Long-term Debt	706,817	322,086	386,741	393,368	254,997
Cash Dividends Per Share	0.33	0.17	0.12	0.09	0.08
Ratio of Earnings to Fixed Charges	11.16	14.80	12.43	7.30	2.57

*	Excludes the net sales of a division classified as discontinued operations.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings, product pricing and demand, currency valuation, production rates, energy expense, interest rates, inventory levels, acquisitions, construction and operation of new facilities and general market conditions. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There is inherent risk and uncertainty in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
•	construction activity;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	unsuccessful implementation of new technology;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	court decisions;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including credit availability;

•	currency fluctuations;

•	interest rate changes;

•	scrap metal, energy, insurance and supply prices; and

•	the pace of overall economic activity.
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
     We manufacture, recycle, market and distribute steel and metal products through a network of over 200 locations in the United States and internationally.
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
Domestic Mills Operations
     We conduct our domestic mills operations through a network of:
•	steel mills, commonly referred to as “minimills,” that produce reinforcing bar, angles, flats, rounds, fence post sections and other shapes;

•	scrap processing facilities that directly support these minimills;

•	a copper tube minimill; and

•	a railroad rail salvage company.
CMCZ Operations
     We conduct our CMCZ operations through:
•	a rolling mill that produces primarily reinforcing bar and some merchant products;

•	a rolling mill that produces primarily wire rod;

•	our scrap processing facilities that directly support the CMCZ minimill; and

•	steel fabrication plants primarily for reinforcing bar.
Domestic Fabrication Operations
     We conduct our domestic fabrication operations through a network of:
•	steel fabrication and processing plants that bend, weld, cut, fabricate, distribute and place steel, primarily reinforcing bar and angles;

•	warehouses that sell or rent products for the installation of concrete;

•	plants that produce special sections for floors and support for ceilings and floors;

•	plants that produce steel fence posts; and

•	plants that treat steel with heat to strengthen and provide flexibility.
Recycling Operations
     We conduct our recycling operations through metal processing plants located in the states of Texas, Oklahoma, Kansas, Louisiana, Arkansas, Missouri, Georgia, Tennessee, Florida, South Carolina, and North Carolina.
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

Inventory Cost We determine inventory cost for most domestic inventories by the last-in, first-out method, or LIFO. We estimate our interim LIFO reserve by using quantities and costs at quarter end and recording the resulting LIFO expense in its entirety. We record all inventories at the lower of their cost or market value.
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
Consolidated Results of Operations

	Year ended August 31,

(in millions except share data)	2007	2006	2005

Net sales *	$8,329	$7,212	$6,260
Net earnings	355.4	356.3	285.8
Per diluted share	2.92	2.89	2.32
EBITDA	671.0	659.2	551.6
International net sales	3,397	2,726	2,694
As % of total sales	41%	38%	43%
LIFO**effect on net earnings	33.3	50.6	12.5
Per diluted share	0.27	0.41	0.10

*	Excludes the net sales of a division classified as discontinued operations.

**	Last in, first out inventory valuation method.
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

(in millions)	2007	2006	2005

Net earnings	$355.4	$356.3	$285.8
Interest expense	37.3	29.6	31.2
Income taxes	171.0	187.9	158.0
Depreciation and amortization	107.3	85.4	76.6

EBITDA	$671.0	$659.2	$551.6

EBITDA (loss) from discontinued operations	(3.3)	(8.1)	3.8

EBITDA from continuing operations	$674.3	$667.3	$547.8

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
The following events and performances had a significant financial impact during our fiscal year ended August 31, 2007 as compared to our 2006 fiscal year or are significant for our future operations:
1.	We reported our highest net sales ever for the fourth straight year and net earnings were within $900 thousand of the prior record year.

2.	We experienced favorable foreign exchange rates during 2007 as compared to 2006 which resulted in an increase in net sales of approximately 2%.

3.	Increased margins and higher volumes helped CMCZ achieve record adjusted operating profit, more than double the prior year.

4.	Marketing and distribution had a 19% increase in sales and a 22% increase in adjusted operating profit.

5.	The Recycling segment had another strong year with a 21% increase in sales. Tighter margins on ferrous kept adjusted operating profit $10 million below last year’s record.

6.	The Fabrication segment had 7% higher sales, but higher steel prices reduced adjusted operating profit by 7%.

7.	Net sales at our domestic mills were flat as compared to 2006. Prices were higher but 242,000 fewer tons were shipped.

8.	Four acquisitions with a total purchase price of $165 million were made and the Bouras acquisition established CMC as a manufacturer of steel deck.

9.	Expense of $33.8 million and capital expenditures of $22.3 million were incurred for the global implementation of SAP.

10.	Land was purchased for the new Arizona micro minimill and construction will start in 2008.

11.	CMCZ shares representing 26.4% of outstanding shares were purchased from the Polish government. CMC now owns 99.8% of CMCZ.

12.	The Company’s stock repurchase program increased earnings per share $0.03 over the prior year.

13.	We recorded a $33.3 million after-tax LIFO expense ($0.27 per diluted share) compared to $50.6 million LIFO expense ($0.41 per diluted share) in 2006.

14.	Our overall effective tax rate decreased to 31.9% as compared to 33.9% in 2006 due to shifts in profitability among tax jurisdictions.

15.	Our global expansion continues with the announcement of the acquisition on September 19, 2007 of an electronic arc furnace based steel pipe manufacturer in Sisak, Croatia.
In 2007, our sales reached all-time record levels as a result of the combination of continued high selling prices and volume increases in most of our segments. Increased purchase prices squeezed margins in our domestic mills, domestic fabrication and recycling segments. Our segments managed the volatile prices and we achieved net earnings comparable to our record prior year. The 2007 strong net earnings level was achieved as we incurred $33.8 million in expense for the global deployment of SAP, an investment for our future. Strong global expansion has helped, and the improved economic situation in Central and Western Europe has helped our Polish operations achieve record net earnings. Our net earnings in the fourth quarter of fiscal 2007 made it the second best quarter ever.

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

	Year ended August 31,

(in millions)	2007	2006	2005

Net sales:
Domestic mills	$1,594	$1,600	$1,298
CMCZ*	790	574	478
Domestic fabrication	1,890	1,772	1,474
Recycling	1,642	1,360	897
Marketing and distribution	3,505	2,954	2,926
Corporate and eliminations	(670)	(704)	(481)
Discontinued operations	(422)	(344)	(332)
Adjusted operating profit (loss):
Domestic mills	275.0	301.1	232.8
CMCZ*	112.2	52.8	(0.2)
Domestic fabrication	89.0	96.0	101.9
Recycling	89.8	100.0	70.8
Marketing and distribution	84.9	69.8	90.4
Corporate and eliminations	(72.0)	(32.4)	(17.4)
Discontinued operations	(3.5)	(8.3)	3.4

*	Dollars are before minority interests.
LIFO Impact on Adjusted Operating Profit LIFO is an inventory costing method that assumes the most recent inventory purchases or goods manufactured are sold first. This results in current sales prices offset against current inventory costs. In periods of rising prices it has the effect of eliminating inflationary profits from net income. In periods of declining prices it has the effect of eliminating deflationary losses from net income. In either case the goal is to reflect economic profit. The table below reflects LIFO income or (expense) representing decreases or (increases) in the LIFO inventory reserve. CMCZ is not included in this table as it uses FIFO valuation exclusively for its inventory:

	Three Months Ended		Twelve Months Ended
	August 31,		August 31,
(in thousands)	2007	2006	2007	2006

Domestic mills	$(840)	$(3,722)	$(28,853)	$(28,833)
Domestic fabrication	2,697	(1,086)	(6,700)	(19,972)
Recycling	10,267	2,139	1,122	(12,505)
Marketing and distribution *	(3,316)	(13,536)	(16,762)	(16,585)

Consolidated increase (decrease) to adjusted profit before tax	$8,808	$(16,205)	$(51,193)	$(77,895)

*	LIFO income or (expense) includes a division classified as discontinued operations
2007 Compared to 2006
Domestic Mills We include our four domestic steel minimills and our copper tube minimill in our domestic mills segment. While FY06 set many benchmarks, record average selling prices and increased metal margins at the mills in FY07 helped to produce our second best year ever. Metal margins (the difference between the average selling price and cost of scrap consumed) for the segment increased in 2007 as compared to 2006 because increases in selling prices at our domestic steel mills more than offset the increases in scrap purchase and other input costs.

Despite record high sales prices, increases in the scrap purchase cost and lower sales volume reduced our metal margins at our copper tube minimill. LIFO expense for 2007 remained flat as compared to 2006.
Within the segment adjusted operating profit for our four domestic steel minimills was $255.4 million for the year ended August 31, 2007 as compared to $264.1 million for 2006. Selling prices and metal margins increased in 2007 as compared to 2006; however slowing market conditions in the fourth quarter compelled the mills to curtail production in order to lower finished goods inventories. Higher selling prices offset lower tons shipped resulting in sales increasing $0.7 million in 2007 versus 2006.
Average scrap purchase costs were higher than last year as the world demand for ferrous scrap also remained strong. The table below reflects domestic steel and ferrous scrap prices per ton for the year ended August 31:

			Increase
	2007	2006	$	%

Average mill selling price (finished goods)	$587	$530	$57	11%
Average mill selling price (total sales)	566	513	53	10%
Average cost of ferrous scrap consumed	233	214	19	9%
Average FIFO metal margin	333	299	34	11%
Average ferrous scrap purchase price	211	191	20	10%
The table below reflects our domestic steel minimills’ operating statistics for the year ended August 31:

			Decrease
(short tons in thousands)	2007	2006	Amount	%

Tons melted	2,121	2,324	(203)	(9%)
Tons rolled	1,957	2,198	(241)	(11%)
Tons shipped	2,250	2,492	(242)	(10%)
Overall, our domestic steel minimills recorded $28.9 million pre-tax LIFO expense in 2007 as compared to $15.5 million in 2006. Our utility expenses fell by $15.7 million (16%) in 2007 as compared to 2006. Electricity prices started the year high, but dropped during the first three quarters of the fiscal year. Prices rose significantly in the fourth quarter almost back to the prices registered at the beginning of the year. On a full year basis, electricity costs decreased by $6.4 million (10%) and natural gas costs decreased by $9.3 million (28%). Year-over-year costs for ferroalloys, graphite electrodes and other supplies increased, while transportation rates rose significantly. Electrode costs per ton were up 16% with the largest increase at CMC Steel South Carolina.
Our copper tube minimill’s adjusted operating profit was $19.6 million for the year ended August 31, 2007 compared to $37.0 million for 2006. While selling prices set another record high, our results were adversely impacted by lower shipment volumes and lower metal margins compared to 2006. The decline in housing starts coupled with the extraordinary high price of copper reduced the demand for copper plumbing tube across the U.S. We matched production and inventory levels to coincide with order intake levels. We were able to increase the average selling price for the year to $4.06 per pound, a historical high, however metal spreads narrowed to $1.07 per pound due to the increase in the cost of copper scrap and lower production volumes. The table below reflects our copper tube minimill’s prices per pound and operating statistics for the year ended August 31:

			Increase (Decrease)
(pounds in millions)	2007	2006	Amount	%

Pounds shipped	52.5	65.7	(13.2)	(20%)
Pounds produced	50.4	63.3	(12.9)	(20%)
Average selling price	$4.06	$3.35	$0.71	21%
Average scrap purchase cost	$3.09	$2.29	$0.80	35%
Average FIFO metal margin	$1.07	$1.39	$(0.32)	(23%)
Our copper tube minimill recorded $21 thousand pre-tax LIFO income for the year ended August 31, 2007 as compared to $13.4 million expense in 2006.

CMCZ The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

					Increase
	2007		2006		Amount	%

Tons melted	1,458		1,283		175	14%
Tons rolled	1,130		1,121		9	1%
Tons shipped	1,366		1,250		116	9%
Average mill selling price (total sales)	1,575	PLN*	1,388	PLN	187	13%
Averaged cost of ferrous scrap consumed	876	PLN	728	PLN	148	20%
Average metal margin	699	PLN	660	PLN	39	6%
Average ferrous scrap purchase price	780	PLN	629	PLN	151	24%
Average mill selling price (total sales)	$542		$437		$105	24%
Average cost of ferrous scrap consumed	$302		$229		$73	32%
Average metal margin	$240		$208		$32	15%
Average ferrous scrap purchase price	$268		$197		$71	36%

*	Polish Zlotys
CMCZ achieved record sales and adjusted operating profits. Our operating results were positively impacted by favorable foreign exchange rates during 2007 as compared to 2006 and resulted in an increase in net sales of approximately 9%. Metal margins increased 6% over 2006 driven by increases in prices but partially offset by increases in the ferrous scrap cost. Operating levels and shipments were also up compared to 2006, including a 9% increase in shipments. A strong Polish Zloty encouraged steel imports and made exports difficult. Steel imports were particularly high in the second half of the year.
We continued our vertical integration strategy in Central Europe with the first full operating year of our new greenfield fabrication plant in Zawiercie and the acquisition of all the operating assets of a steel fabrication business in Rosslau/Saxony-Anhalt in eastern Germany. During fiscal 2007 our new scrap mega-shredder in Zawiercie was very successful and enabled us to sustain higher melt shop yields and lower melt shop costs.
In March of 2007, we purchased all the shares of CMCZ owned by the Polish Ministry of State Treasury (approximately 26.4% of the outstanding shares). CMC holds 99.8% of all CMCZ shares outstanding. See Note 2, Acquisitions, to the consolidated financial statements.
We continued engineering our previously announced wire rod block, the new finishing end which will enable us to roll higher value products. In the fourth quarter, we announced the future installation of a completely new rolling mill in Zawiercie designed to allow efficient and flexible production of an increased medium section product range. This major strategic expansion captures the full advantage of the underutilized melting capacity of CMCZ’s two existing electric arc furnaces.
Domestic Fabrication Sales were up 7% compared to 2006; however, tons shipped were down 3% and adjusted operating profit was down 7% because the cost of steel increased resulting in margin squeeze. The segment recorded $6.7 million pre-tax LIFO expense for the year ended August 31, 2007 as compared to $20.0 million expense in 2006.
During fiscal 2007, we acquired the operating assets of Nicholas J. Bouras, Inc. and its affiliates. This acquisition did not significantly impact our 2007 adjusted operating profit; however, the acquisition establishes CMC as a manufacturer of steel deck and expands CMC’s geographic markets into the Northeast. See Note 2, Acquisitions, to the consolidated financial statements. The table below shows our average fabrication selling prices per short ton (excluding stock and buyout sales) and total fabrication plant shipments for the years ended August 31:

			Increase
Average selling price*	2007	2006	Amount	%

Rebar	$831	$771	$60	8%
Joist	1,184	1,115	69	6%
Structural	2,364	1,962	402	20%
Post	720	696	24	3%
Deck	1,772	—	1,772	—

*	Excluding stock and buyout sales

			Increase(Decrease)
Tons shipped	2007	2006	Amount	%

Rebar	1,014	1,076	(62)	(6%)
Joist	340	357	(17)	(5%)
Structural	84	87	(3)	(3%)
Post	103	125	(22)	(18%)
Deck	54	—	54	—
Recycling Fiscal 2007 had record sales but adjusted operating profit in 2007 was 10% lower as compared to 2006 as margins were squeezed. The average selling price of ferrous scrap remained strong with a 6% increase over 2006. The average selling price of nonferrous for 2007 increased 18% over 2006 prices. Volume was also up in fiscal 2007 with a 7% increase in ferrous tons shipped and a 6% increase in nonferrous tons shipped. For fiscal 2007 Recycling posted pre-tax LIFO income of $1.1 million compared with an expense of $12.5 million in the previous year. The following table reflects our recycling segment’s average selling prices per short ton and tons shipped (in thousands) for the year ended August 31:

			Increase
	2007	2006	Amount	%

Average ferrous selling price	$215	$203	$12	6%
Average nonferrous selling price	$2,927	$2,476	$451	18%
Ferrous tons shipped	2,307	2,147	160	7%
Nonferrous tons shipped	345	327	18	6%
Total volume processed and shipped*	3,845	3,697	148	4%

*	Includes all of our domestic processing plants.
Marketing and Distribution Our adjusted operating profit increased $15.1 million or 22% as compared to last year. Our operating results were positively impacted by favorable foreign exchange rates during 2007 as compared to 2006 and resulted in an increase in net sales of approximately 7%. LIFO expenses were essentially flat as compared to last year’s. Market conditions varied by product and geography, but overall were favorable. Steel tonnage was up in most of our markets, especially sales into the U.S., although sales dollars were mixed in various markets.
U.S. steel import volumes and operating profits were strong although varied by product line. International steel markets remained vibrant with increased pricing from the prior year. The increase in Chinese exports gave us additional sourcing opportunities in inter-Asia carbon steel products. European imports were strong and our sales of aluminum, copper, brass and stainless steel semis were steady. Our value-added downstream and processing businesses continued to perform well.
During 2007, we received a dividend of CZK 223 million ($10.9 million) from Trinecke Zelezarny, a Czech steel mill in which we own 11% of the outstanding shares as compared to a dividend of CZK 89.2 million ($4.1 million) received in 2006.
In August 2007 CMC’s Board approved the plan to offer to sell a division which is involved with the buying, selling and distribution of nonferrous metals. The Company expects the sale to occur in fiscal 2008. See Note 5, Discontinued Operations and Impairments, to the consolidated financial statements.
Corporate and Eliminations Our corporate expenses for 2007 increased $37.8 million over the prior year due primarily to $33.8 million in costs incurred for our investment in the global installation of SAP software. The increase in total assets of $307 million is due primarily to the increased sale of receivables from the business segments to the Company’s wholly-owned subsidiary, CMCRV, and capitalization of $16.5 million of software development costs. We recognized income of $8.2 million on investment assets in our segregated trust for our benefit restoration plan during the year ended August 31, 2007, as compared to $4.0 million for 2006. See Note 10, Employees’ Retirement Plans, to the consolidated financial statements.
Consolidated Data On a consolidated basis, the LIFO method of inventory valuation decreased our net earnings by $33.3 million and $50.6 million (27 cents and 41 cents per diluted share) for the years ended August 31, 2007 and 2006, respectively. Our overall selling, general and administrative (S,G&A) expenses increased by $103.5 million (22%) for the year ended August 31, 2007 as compared to 2006. S,G&A expense in 2007 includes $33.8 million expense associated with our investment in the global deployment of SAP software. In addition, salaries, discretionary incentive compensation and profit sharing expense increased because of company growth, including acquisitions.
Our interest expense increased by $7.1 million during 2007 as compared to 2006 primarily due to the issuance of $400 million in senior unsecured notes due in July 2017,an increase in letters of credit fees in the Marketing and Distribution and an increase in bank fees incurred as our average outstanding balance of commercial paper increased in 2007.
Our effective tax rate for the year ended August 31, 2007 decreased to 31.9% as compared to 33.9% in 2006 due to shifts in profitability among tax jurisdictions.
Near-Term Outlook
The prospects are very good for another strong year for CMC in 2008. We believe the year will be typical with a good first quarter followed by a slower second quarter (winter months) and then a strong finish in the third and fourth quarters. The housing market slump and the more recent sub prime mortgage crisis/credit squeeze have slowed the U.S. economy. The global economies remain relatively solid, although in Europe there are some signs of slowing growth. Nonresidential construction remains strong in the U.S. and in most global markets. This is the key driver for our business.
The strong 2007 results should carry forward into a good first quarter for 2008. Our domestic mills should have a solid first quarter particularly if shipments to service centers and rebar fabricators improve. Our U.S. Recycling segment should have a good quarter based on relatively high ferrous scrap prices, good shipping volumes and a healthy nonferrous global scrap market. Margins on shredder ferrous scrap should continue to be squeezed due to the overcapacity of shredders in the U.S. Our U.S. fabrication business should have a solid quarter based on a very good backlog at good prices. Our steel import distribution business in the U.S. is likely to be negatively impacted by the rapid decline in steel imports. Our copper tube mill should continue to perform well with shipping volumes and margins relatively stable.
Internationally, our Polish mill (CMCZ) should have a profitable quarter, although lower than the fourth quarter of fiscal 2007. Our newly acquired mill in Croatia (CMC Sisak) is a turnaround situation but may have a slight negative impact on first quarter results. The international fabrication and distribution operations should have a solid quarter, although down from fourth quarter fiscal 2007 results.
Steel imports into the U.S. will continue to fall significantly. As well, consolidation of steel producers in the U.S. has resulted in more supply discipline. Service centers’ inventory levels for most steel products are the lowest in two years. The combination of lower steel imports, producer supply discipline and lower inventory levels should result in stable, if not slowly increasing, shipping levels, stable margins and prices with an upward bias. Globally, China has reduced steel exports through removal of VAT tax rebates and new export taxes. The impact should be higher international steel prices. As well, 2008 contract iron ore prices are likely to increase significantly which will result in higher steel prices. Ferrous scrap prices, while remaining volatile, should also trend upwards. Ocean freight rates should remain at high levels due to the demand for iron ore, coal and other key raw materials.
We anticipate investments for fiscal 2008 will be $494 million including routine capex ($206 million), ERP ($76 million), the Arizona micro mill and flexible rolling mill in Poland ($116 million) and other acquisitions/investments ($96 million).
Long-Term Outlook
While there will be cycles within cycles, the long-term business cycle should continue to trend upward. The global demand for raw materials and steel for nonresidential construction, including infrastructure, should remain strong. The consumption growth rate of steel in emerging countries including China, India, Russia, Brazil, Central and Eastern Europe, Southeast Asia, North Africa and the Middle East should at least match the GDP growth rate of these countries and in many cases be higher. China should continue to curb steel exports through a combination of export taxes and environmental regulations which will shut down old steel capacity. Consolidation of steel producers is likely to continue globally resulting in supply discipline.
Highway spending and infrastructure requirements in the U.S. are likely to increase. Nonresidential construction in general should remain at healthy levels. The U.S. dollar is likely to remain weak which is a natural barrier for steel imports into the U.S. As well, ocean freight rates are likely to remain high. Historically, the U.S. has had the lowest ferrous scrap prices in the world and this trend is likely to continue with the U.S. remaining a net exporter of ferrous scrap.
We believe we are well positioned to take advantage of growth opportunities in certain global emerging markets. In the U.S., we believe our vertical integration business model will allow us to remain very competitive. We are optimistic that we are in a global super-cycle which will last several years driven by the demands of emerging countries for housing, highways, airports, ports, manufacturing facilities, commercial and public buildings and other nonresidential projects. The sheer size of the populations in many of these emerging countries dwarfs those countries which benefited from the last super-cycle of the 1950s and 1960s.
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

					Increase (Decrease)
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

			Increase(Decrease)
Average selling price*	2006	2005	Amount	%

Rebar	$771	$738	$33	4%
Joist	1,115	1,112	3	0%
Structural	1,962	1,785	177	10%
Post	696	698	(2)	0%

*	Excluding stock and buyout sales

			Increase
Tons shipped	2006	2005	Amount	%

Rebar	1,076	874	202	23%
Joist	357	282	75	27%
Structural	87	85	2	2%
Post	125	101	24	24%
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
Our overall selling, general and administrative expenses increased by $70.0 million (17%) for the year ended August 31, 2006 as compared to 2005. Most of this increase was due to higher discretionary incentive compensation and profit sharing accruals during the year ended August 31, 2006 as compared to 2005 due to increased earnings. Foreign currency fluctuations resulted in decreases in selling, general and administrative expenses of $0.3 million for the year ended August 31, 2006 as compared to 2005.
Our interest expense decreased by $1.9 million during 2006 as compared to 2005 as our average borrowings decreased though short-term interest rates increased more than 1.5% on an annualized basis in 2006.

Our effective tax rate for the year ended August 31, 2006 decreased to 33.9% as compared to 35.7% in 2005 due to shifts in profitability among tax jurisdictions, the manufacturing deduction and tax repatriation benefit.
2007 Liquidity and Capital Resources
See Note 6, Credit Arrangements, to the consolidated financial statements.
Our sources, facilities and availability of liquidity and capital resources as of August 31, 2007 (dollars in thousands):

	Total Facility	Availability
Net cash flows from operating activities	$461,290	$	N/A
Commercial paper program*	400,000		373,925
Domestic accounts receivable securitization	200,000		200,000
International accounts receivable sales facilities	313,326		135,750
Bank credit facilities – uncommitted	1,052,605		575,739
Notes due from 2008 to 2017	700,000		**
Trade financing arrangements	**	As required
CMCZ revolving credit facility	35,714		35,714
CMCZ & CMC Poland equipment notes	9,888		—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $26.1 million of stand-by letters of credit issued as of August 31, 2007.

**	With our investment grade credit ratings and current industry conditions we believe we have access to cost-effective public markets for potential refinancing or the issuance of additional long-term debt and financial institutions for trade financing arrangements.
Certain of our financing agreements, both domestically and at CMCZ, include various covenants, of which we were in compliance at August 31, 2007. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
Off-Balance Sheet Arrangements For added flexibility, we may secure financing through securitization and sales of certain accounts receivable both in the U.S. and internationally. See Note 3, Sales of Accounts Receivable, to the consolidated financial statements. We may sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. Our domestic securitization program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement, and contains covenants that conform to the same requirements contained in our revolving credit agreement.
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
During the year ended August 31, 2007, we generated $461.3 million of net cash flows from our operating activities as compared to the $233.4 million of net cash flows provided by our operating activities for the year ended August 31, 2006. Significant fluctuations in working capital were as follows:
•	Lower accounts receivable – more sales of accounts receivable.

•	Increased inventories – higher carrying costs, increased volume and more in-transit inventory, offset by a higher LIFO reserve.

•	Increased other assets – increase in segregated assets held in trust related to deferred compensation liability and higher inventory of construction related rental assets.

We invested $206.3 million in property, plant and equipment during the year ended August 31, 2007, which was more than the $131.2 million spent during 2006. During 2007, we spent $164.0 million for the acquisitions of businesses as compared to $44.4 million in 2006 and $12.3 million in 2005. Additionally, we spent $62.1 million in 2007 to acquire the minority shares of CMCZ from the Polish government and other minority shareholders.
During the year ended August 31, 2007, we received $10.8 million from stock issued under our employee incentive and stock purchase plans as compared to $23.7 million in 2006 and $18.7 million in 2005. We purchased 2,116,975 shares of our common stock during the year ended August 31, 2007 at $27.95 per share for a total of $59.2 million. During 2006 and 2005, we spent $78.7 million and $77.1 million, respectively, to acquire our common stock. We paid dividends of $39.3 million during the year ended August 31, 2007 as compared to $20.2 million and $13.7 million in 2006 and 2005, respectively. Starting in the second quarter of 2007 the Company increased the quarterly cash dividend to 9 cents per share.
Our contractual obligations for the next twelve months of $1.2 billion are typically expenditures to be paid in the ordinary course of revenue generating activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
Contractual Obligations
The following table represents our contractual obligations as of August 31, 2007 (dollars in thousands):

	Payments Due By Period*
		Less than			More than
Contractual Obligations:	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt(1)	$711,543	$4,726	$106,744	$30	$600,043
Interest(2)	338	45	78	75	140
Operating leases(3)	143,270	37,805	55,996	28,090	21,379
Purchase obligations(4)	1,496,347	1,126,089	278,430	60,129	31,699

Total contractual cash obligations	$2,351,498	$1,168,665	$441,248	$88,324	$653,261

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the August 31, 2007 consolidated balance sheet. See Note 6, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of August 31, 2007.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of August 31, 2007. See Note 11, Commitments and Contingencies, to the consolidated financial statements.

(4)	Approximately 80% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments
We maintain stand-by letters of credit to provide support for certain transactions that our customers or suppliers request. At August 31, 2007, we had committed $34.4 million under these arrangements. All commitments expire within one year.
In February 2007, we entered into a guarantee agreement to assist one of our Chinese coke suppliers to obtain pre-production financing from a bank. In addition, we entered into another guarantee agreement for one of our suppliers of finished goods to obtain working capital financing from a financial institution. In aggregate, the Company’s maximum exposure under the guarantees at August 31, 2007 was $10.6 million. The fair value of the guarantees is negligible. See Note 11, Commitments and Contingencies, to the consolidated financial statements.

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
Superfund The U.S. Environmental Protection Agency (EPA) or an equivalent state agency notified us that we are considered a PRP at thirteen sites, none owned by us. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or a similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. At August 31, 2007, based on currently available information, which is in many cases preliminary and incomplete, we believe that our aggregate liability for cleanup and remediation costs in connection with eight of the thirteen sites will be between $2.1 million and $2.7 million. We have accrued for these liabilities based upon our best estimates. We are not able to estimate the possible range of loss on the other sites. The amounts paid and the expenses incurred on these thirteen sites for the year ended August 31, 2007, 2006 and 2005 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.
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
In fiscal 2007, we incurred environmental expenses of $19.7 million. The expenses included the cost of environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. Approximately $9.6 million of our capital expenditures for 2007 related to costs directly associated with environmental compliance. At August 31, 2007, $6.5 million was accrued for environmental liabilities of which $5.0 million was classified as other long-term liabilities.
Business Interruption Insurance Claims
See Note 11, Commitments and Contingencies to the consolidated financial statements.
Dividends
We have paid quarterly cash dividends in each of the past 172 consecutive quarters. We paid dividends in our fiscal year 2007 at the rate of 6 cents per share for the first quarter and 9 cents per share for the last three quarters.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Approach to Minimizing Market Risk See Note 7, Financial Instruments, Market and Credit Risk, to the consolidated financial statements for disclosure regarding our approach to minimizing market risk. Also, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements. The following types of derivative instruments were outstanding at August 31, 2007, in accordance with our risk management program.
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
Interest Rates If interest rates increased or decreased by one percentage point, the effect on interest expense related to our variable-rate debt and the fair value of our long-term debt would be approximately $115 thousand and $42 million, respectively.
The following table provides certain information regarding the foreign exchange and commodity financial instruments discussed above.
Foreign Currency Exchange Contract Commitments as of August 31, 2007:

Functional Currency		Foreign Currency			U.S. $
	Amount		Amount	Range of	Equivalent
Type	(in thousands)	Type	(in thousands)	Hedge Rates*	(in thousands)

AUD	201,325	USD	166,784	0.7687–0.8814	$166,784
PLN	33,024	EUR	8,651	3.7535–3.9567	11,809
EUR	57,008	USD	77,981	1.3423–1.3846	77,981
USD	2,177	AED**	7,991	3.670	2,177
GBP	49,232	USD	99,252	1.9673–2.0580	99,252
AUD	152	NZD***	178	1.1661–1.1710	124
AUD	2,022	EUR	1,213	0.5907–0.6257	1,656
PLN	43,750	USD	15,303	2.7983–2.8680	15,303
USD	109	PLN	300	2.742	109
USD	8,273	EUR	6,103	1.3240–1.3713	8,273

					383,468
Revaluation as of August 31, 2007, at quoted market					383,525

Unrealized gain					$57

*	Substantially all foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

**	United Arab Emirates

***	New Zealand Dollar

As of August 31, 2006 (in thousands):
Revaluation at quoted market	$253,367
Unrealized loss	$(277)

Metal Commodity Contract Commitments as of August 31, 2007:

								Range or	Total Contract
								Amount of	Value at
		Long/	# of	Standard		Total		Hedge Rates	Inception
Terminal Exchange	Metal	Short	Lots	Lot Size		Weight		Per MT/lb.	(in thousands)

London Metal Exchange (LME)	Aluminum	Long	459	25	MT	20,175	MT	$2,480.00–2,825.00	$27,892
	Aluminum	Short	254	25	MT	23,200	MT	2,497.00–2,834.00	16,769
	Copper	Long	52	25	MT	6,175	MT	5,465.00–7,523.80	9,404
	Copper	Short	54	25	MT	7,700	MT	7,080.00–8,097.00	9,808
	Nickel	Long	4	6	MT	144	MT	32,650.00–32,650.00	587
	Nickel	Short	10	6	MT	396	MT	33,800.00–47,400.00	2,648
	Zinc	Long	87	55,000	lbs.	4,785,000	lbs.	2,995.00–3,622.00	282
	Zinc	Short	36	55,000	lbs.	1,980,000	lbs.	3,120.00–3,120.00	112
New York Mercantile Exchange	Copper	Long	356	25,000	lbs.	8.9	MM lbs.	136.00–365.85	29,412
Commodities Division (Comex)	Copper	Short	452	25,000	lbs.	11.3	MM lbs.	309.50–371.00	38,860

									135,774
Revaluation as of August 31, 2007, at quoted market									133,935

Unrealized gain									$1,839

•	MT = Metric Ton

•	MM = Millions

•	lbs. = Pounds

As of August 31, 2006 (in thousands):
Revaluation at quoted market	$168,259
Unrealized gain	$3,061
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2007. Deloitte & Touche LLP has audited this assessment of our internal control over financial reporting; their report is included on page 40 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Commercial Metals Company
Irving, Texas
We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2007 of the Company and our report dated October 29, 2007 expressed an unqualified opinion on those financial statements.
/s/  Deloitte & Touche LLP
Dallas, Texas
October 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Commercial Metals Company
Irving, Texas
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Dallas, Texas
October 29, 2007

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended August 31,
(in thousands, except share data)	2007	2006	2005

Net sales	$8,329,016	$7,212,152	$6,260,338
Costs and expenses:
Cost of goods sold	7,167,989	6,138,134	5,377,870
Selling, general and administrative expenses	583,810	480,282	410,256
Interest expense	36,334	29,232	31,128

	7,788,133	6,647,648	5,819,254
Earnings from continuing operations before income taxes and minority interests	540,883	564,504	441,084
Income taxes	172,769	191,217	157,325

Earnings from continuing operations before minority interests	368,114	373,287	283,759
Minority interests (benefit)	9,587	10,209	(744)

Net earnings from continuing operations	358,527	363,078	284,503

Earnings (loss) from discontinued operations before taxes	(4,827)	(10,011)	1,949
Income taxes (benefit)	(1,731)	(3,280)	671

Net earnings (loss) from discontinued operations	(3,096)	(6,731)	1,278

Net earnings	$355,431	$356,347	$285,781

Basic earnings (loss) per share:
Earnings from continuing operations	$3.04	$3.08	$2.41
Earnings (loss) from discontinued operations	(0.03)	(0.06)	0.01

Net earnings	$3.01	$3.02	$2.42

Diluted earnings (loss) per share:
Earnings from continuing operations	$2.95	$2.94	$2.31
Earnings (loss) from discontinued operations	(0.03)	(0.05)	0.01

Net earnings	$2.92	$2.89	$2.32
See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands)	2007	2006

Assets
Current assets:
Cash and cash equivalents	$419,275	$180,719
Accounts receivable (less allowance for collection losses of $16,495 and $16,075)	1,082,713	1,134,823
Inventories	874,104	762,635
Other	82,760	66,615

Total current assets	2,458,852	2,144,792

Property, plant and equipment:
Land	54,387	44,702
Buildings and improvements	321,967	268,755
Equipment	1,095,672	970,973
Construction in process	118,298	51,184

	1,590,324	1,335,614
Less accumulated depreciation and amortization	(822,971)	(746,928)

	767,353	588,686
Goodwill	37,843	35,749
Other assets	208,615	129,641

	$3,472,663	$2,898,868

See notes to consolidated financial statements.

	August 31,
(in thousands, except share data)	2007	2006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$484,650	$526,408
Accounts payable-documentary letters of credit	153,431	141,713
Accrued expenses and other payables	425,410	379,764
Income taxes payable and deferred income taxes	4,372	14,258
Notes payable	—	60,000
Current maturities of long-term debt	4,726	60,162

Total current liabilities	1,072,589	1,182,305

Deferred income taxes	31,977	34,550
Other long-term liabilities	109,813	78,789
Long-term debt	706,817	322,086

Total liabilities	1,921,196	1,617,730

Minority interests	2,900	61,034
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share: authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 118,566,381 and 117,881,160 shares	1,290	1,290
Additional paid-in capital	356,983	346,994
Accumulated other comprehensive income	64,452	33,239
Retained earnings	1,296,631	980,454

	1,719,356	1,361,977

Less treasury stock 10,494,283 and 11,179,504 shares at cost	(170,789)	(141,873)

Total stockholders’ equity	1,548,567	1,220,104

	$3,472,663	$2,898,868

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended August 31,
(in thousands)	2007	2006	2005

Cash Flows From (Used By) Operating Activities:
Net earnings	$355,431	$356,347	$285,781
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	107,305	85,378	76,610
Minority interests (benefit)	9,587	10,209	(744)
Asset impairment charges	3,400	—	300
Provision for losses (recoveries) on receivables	(370)	2,676	6,604
Share-based compensation	12,499	9,526	1,115
Net (gain) loss on sale of assets	474	(2,518)	(877)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(39,695)	(297,924)	(217,398)
Accounts receivable sold	115,672	—	—
Inventories	(10,381)	(36,196)	(49,313)
Other assets	(89,332)	(48,498)	(6,997)
Accounts payable, accrued expenses, other payables and income taxes	(22,179)	171,045	83,757
Deferred income taxes	(10,603)	(34,459)	(8,934)
Other long-term liabilities	29,482	17,797	18,499

Net Cash Flows From Operating Activities	461,290	233,383	188,403

Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(206,262)	(131,235)	(110,214)
Purchase of interests in CMC Zawiercie and subsidiaries	(62,104)	(1,165)	—
Sales of property, plant and equipment and other	1,470	11,290	5,034
Acquisitions of other businesses, net of cash acquired	(164,017)	(44,391)	(12,310)

Net Cash Used By Investing Activities	(430,913)	(165,501)	(117,490)

Cash Flows From (Used By) Financing Activities:
Increase in documentary letters of credit	11,718	727	24,288
Payments on trade financing arrangements	—	(1,667)	(22,322)
Short-term borrowings, net change	(62,088)	60,000	(586)
Proceeds from issuance of long-term debt	400,504	14,495	—
Payments on long-term debt	(72,282)	(28,800)	(17,222)
Stock issued under incentive and purchase plans	10,849	23,659	18,703
Tax benefits from stock plans	16,894	21,240	12,183
Treasury stock acquired	(59,169)	(78,662)	(77,077)
Dividends paid	(39,254)	(20,212)	(13,652)

Net Cash From (Used By) Financing Activities	207,172	(9,220)	(75,685)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,007	2,653	617

Increase (Decrease) in Cash and Cash Equivalents	238,556	61,315	(4,155)
Cash and Cash Equivalents at Beginning of Year	180,719	119,404	123,559

Cash and Cash Equivalents at End of Year	$419,275	$180,719	$119,404

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Accumulated			Treasury Stock
			Additional	Other	Unearned
	Number of		Paid-In	Comprehensive	Stock	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total

Balance, September 1, 2004	32,265,166	$161,326	$7,932	$12,713	$	$524,126	(2,987,202)	$(45,470)	$660,627

Comprehensive income:
Net earnings						285,781			285,781
Other comprehensive income (loss)–
Foreign currency translation adjustment, net of taxes of $240				12,778					12,778
Unrealized loss on derivatives, net of taxes of $(257)				(897)					(897)

Comprehensive income									297,662
Cash dividends						(13,652)			(13,652)
Treasury stock acquired							(3,039,110)	(77,077)	(77,077)
Restricted stock awarded			2,600		(6,737)		272,000	4,137	—
Stock-based compensation			279		836				1,115
Stock issued under incentive and purchase plans			1,209				2,174,293	17,494	18,703
Tax benefits from stock plans			12,183						12,183
Two-for-one stock split	32,265,166	161,326	(9,390)			(151,936)	(2,819,590)		—

Balance, August 31, 2005	64,530,332	322,652	14,813	24,594	(5,901)	644,319	(6,399,609)	(100,916)	899,561

Comprehensive income:
Net earnings						356,347			356,347
Other comprehensive income (loss)–
Foreign currency translation adjustment, net of taxes of $1,506				13,404					13,404
Unrealized loss on derivatives, net of taxes of $(2,412)				(4,759)					(4,759)

Comprehensive income									364,992

Cash dividends						(20,212)			(20,212)
Change in par value of common stock		(322,007)	322,007
Treasury stock acquired							(3,469,240)	(78,662)	(78,662)
Restricted stock awarded			(2,429)				280,150	2,429	—
Stock-based compensation			3,764		5,901		(9,100)	(139)	9,526
Stock issued under incentive and purchase plans			(11,756)				2,688,617	35,415	23,659
Tax benefits from stock plans			21,240						21,240
Two-for-one stock split	64,530,332	645	(645)				(4,270,322)		—

Balance, August 31, 2006	129,060,664	1,290	346,994	33,239	—	980,454	(11,179,504)	(141,873)	1,220,104

Comprehensive income (loss):
Net earnings						355,431			355,431
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $2,038				24,892					24,892
Unrealized gain on derivatives, net of taxes of $3,570				7,074					7,074
Defined benefit obligation, net of taxes ($140)				(753)					(753)

Comprehensive income									386,644

Cash dividends						(39,254)			(39,254)
Treasury stock acquired							(2,116,975)	(59,169)	(59,169)
Stock issued under incentive and purchase plans			(16,593)				2,603,880	27,442	10,849
Restricted stock grant			(2,876)				206,482	2,876
Stock-based compensation			12,564				(8,166)	(65)	12,499
Tax benefits from stock plans			16,894						16,894

Balance, August 31, 2007	129,060,664	$1,290	$356,983	$64,452	$—	$1,296,631	(10,494,283)	$(170,789)	$1,548,567

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations The Company manufactures, recycles and markets steel and metal products and related materials. Its domestic mills, fabrication facilities, recycling facilities and markets are primarily located in the Sunbelt from the mid-Atlantic area through the West. Also, the Company operates a steel minimill and fabrication shops in Poland and Germany and processing facilities in Australia. Through its global marketing offices, the Company markets and distributes steel and nonferrous metal products and other industrial products worldwide. See Note 14, Business Segments.
Consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances are eliminated.
Investments in 20% to 50% owned affiliates are accounted for on the equity method. All investments under 20% are accounted for under the cost method.
On March 2, 2007, the Company purchased all of the minority shares of CMC Zawiercie (CMCZ) owned by the Polish government. The shares acquired represent 26.4% of the total CMCZ shares and the Company now owns 99.8% of CMCZ. The accounts of CMCZ are consolidated in the financial statements for 2007, 2006 and 2005. See Note 2, Acquisitions.
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
Property, Plant and Equipment Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Provision for amortization of leasehold improvements is made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter. At August 31, 2007, the useful lives used for depreciation and amortization were as follows:

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
Intangible Assets The following intangible assets subject to amortization are included within other assets on the consolidated balance sheets as of August 31:

	2007			2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Customer base	$12,235	$2,932	$9,303	$6,272	$1,778	$4,494
Non-competition agreements	7,717	2,952	4,765	6,467	1,480	4,987
Favorable land leases	5,277	242	5,035	4,467	168	4,299
Brand name	3,863	3,715	148	4,438	1,821	2,617
Production backlog	3,285	1,919	1,366	211	158	53
Other	553	49	504	156	114	42

Total	$32,930	$11,809	$21,121	$22,011	$5,519	$16,492

Excluding goodwill, there are no other significant intangible assets with indefinite lives. Goodwill represents the difference between the purchase price of acquired businesses and the fair value of their net assets. The Company has elected to test annually for goodwill impairment in the fourth quarter of the fiscal year or if a triggering event occurs. Aggregate amortization expense for intangible assets for the years ended August 31, 2007, 2006, and 2005 was $7.1 million, $2.9 million and $1.9 million, respectively. At August 31, 2007, the weighted average remaining useful lives of these intangible assets, excluding the favorable land leases in Poland, was 3 years. The weighted average lives of the favorable land leases were 82 years. Estimated amounts of amortization expense for the next five years are as follows (in thousands):

Year

2008	$4,945
2009	3,109
2010	3,008
2011	2,499
2012	1,364
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
The Company recognized after-tax stock-based compensation expense of $8.0 million ($.07 per diluted share), $6.2 million ($.05 per diluted share) and $0.7 million ($.01 per diluted share) as a component of selling, general and administrative expenses for the twelve months ended August 31, 2007, 2006 and 2005, respectively. The cumulative effect of adoption (primarily arising from the recognition of anticipated forfeitures) was not material. At August 31, 2007, the Company had $20.2 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 34 months.
The following weighted average assumptions were required for grants in the years ended August 31:

	2007		2006		2005

Risk-free interest rate	4.98%		4.79%		3.93%
Expected life	4.58	years	4.57	years	4.94	years
Expected volatility	0.341		0.328		0.305
Expected dividend yield	1.1%		1.1%		1.3%
The weighted-average per share fair value of the awards granted in 2007, 2006 and 2005 was $11.28, $7.78, and $3.60, respectively.
See Note 9, Capital Stock, for share information on options and SARs at August 31, 2007.

Prior to the adoption of 123(R), the Company accounted for stock options and stock appreciation rights (SARs) granted to employees and directors using the intrinsic value-based method of accounting. If the Company had used the fair value-based method of accounting, net earnings and earnings per share for the year ended August 31, 2005 would have been adjusted to the pro forma amounts listed in the table below.

(in thousands, except per share amounts)	2005

Net earnings, as reported	$285,781
Add: Stock-based compensation expense recognized	715
Less: Pro forma stock-based compensation cost net of tax	(3,025)

Net earnings-pro forma	$283,471
Net earnings per share-as reported:
Basic	$2.42
Diluted	$2.32
Net earnings per share-pro forma:
Basic	$2.40
Diluted	$2.30
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
Foreign Currencies The functional currency of most of the Company’s European marketing and distribution operations is the Euro. The functional currencies of the Company’s Australian, United Kingdom, CMCZ, and certain Chinese operations are the local currencies. The remaining international subsidiaries’ functional currency is the United States dollar. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Transaction gains from transactions denominated in currencies other than the functional currencies were $0.9 million, $0.8 million and $1.5 million for the years ended August 31, 2007, 2006, and 2005, respectively.
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
Reclassifications Certain immaterial reclassifications have been made in the prior year financial statements to conform to the current year financial statement presentation.

NOTE 2. ACQUISITIONS
Fiscal 2007
During the year ended August 31, 2007, the Company acquired the following businesses:
•	On August 24, 2007, the Company completed the acquisition of substantially all of the operating assets of Mayfield Salvage, Inc., a scrap recycling business located in Alexander City, Alabama.

•	On August 15, 2007, the Company completed the acquisition of substantially all the operating assets of Conesco, Inc., with facilities in Salt Lake City, Utah and Boise, Idaho. Conesco, Inc. is a supplier of concrete equipment, forms and accessories.

•	On April 17, 2007, the Company completed the acquisition of substantially all the operating assets of the related companies consisting of Nicholas J. Bouras, Inc., United Steel Deck, Inc., The New Columbia Joist Company, and ABA Trucking Corporation. The acquisition establishes CMC as a manufacturer of steel deck.

•	On January 4, 2007, the Company completed the acquisition of the operating assets and inventory of Bruhler Stahlhandel GmbH steel fabrication business in Rosslau/Saxony-Anhalt in eastern Germany. The acquisition was made by CMC’s subsidiary Commercial Metals Deutschland GmbH.
These acquisitions are expected to strengthen the Company’s marketing position in the respective regions and product lines. The total purchase price of $165.0 million ($164.0 million in cash and $1.0 million in notes payable) for the acquisitions in fiscal 2007 was allocated to the acquired assets and assumed liabilities based on estimates of their respective fair values. The following is a summary of the allocation of the total purchase price as of the date of the respective acquisitions (in thousands), subject to change following management’s final evaluation of the fair value assumptions:

(in thousands)	Total

Inventories	$88,315
Other current assets	10
Property, plant and equipment	64,943
Goodwill	1,959
Intangible assets	10,991
Other assets	1,556
Liabilities	(2,812)

Net assets acquired	$164,962

The intangible assets acquired include customer base, trade name and non-compete agreements which will be amortized over 5 years and a backlog, which will be amortized over 9 months.
The pro forma effect of the acquisitions on consolidated net earnings would not have been materially different than reported.
On March 2, 2007, the Company purchased all of the shares of CMCZ owned by the Polish Ministry of State Treasury for approximately $60 million. The shares acquired represent 26.4% of the total CMCZ shares outstanding. The Company intends to redeem the shares and with this purchase and subsequent redemption, CMC holds approximately 99.8% of the outstanding shares of CMCZ.
Fiscal 2006
During the year ended August 31, 2006, the Company acquired the following businesses:
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
These acquisitions are expected to strengthen the Company’s marketing position in the respective regions and product lines. The total purchase price of $46.0 million ($44.4 million in cash and $1.6 million in notes payable) for these acquisitions was allocated to the acquired assets and assumed liabilities based on estimates of their respective fair values. The following is a summary of the allocation of the total purchase price as of the date of the respective acquisitions (in thousands):

(in thousands)	Total

Accounts receivable	$4,255
Inventories	13,895
Other current assets	125
Property, plant and equipment	24,297
Intangible assets	4,857
Goodwill	5,149
Other assets	36
Liabilities	(6,643)

Net assets acquired	$45,971

The intangible assets acquired include customer base, trade name and non-compete agreements, which will be amortized over 5 years and a backlog, which will be amortized over 12 months.
The pro forma effect of these acquisitions on consolidated net earnings would not have materially changed reported net earnings.
Fiscal 2005
During the year ended August 31, 2005, the Company acquired the following businesses:
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
     The total purchase price of $14.6 million ($12.3 million in cash and $2.3 million in notes payable) for these acquisitions was allocated to the acquired assets and assumed liabilities based on estimates of their respective fair values. The following is a summary of the allocation of the total purchase price as of the date of the respective acquisitions (in thousands):

(in thousands)	Total

Inventories	$3,041
Property, plant and equipment	11,478
Backlog	63
Other assets	113
Liabilities	(104)

Net assets acquired	$14,591

The pro forma effect of these acquisitions on consolidated net earnings would not have materially changed reported net earnings.
NOTE 3. SALES OF ACCOUNTS RECEIVABLE
The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (CMCRV). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transfers all applicable trade accounts receivable to CMCRV. CMCRV, in turn, sells an undivided percentage ownership interest in the pool of receivables to affiliates of two third party financial institutions. On April 12, 2007, the agreement with the financial institution affiliates was extended to April 10, 2008. CMCRV may sell undivided interests of up to $200 million, depending on the Company’s level of financing needs.
The Company accounts for its transfers of receivables to CMCRV together with CMCRV’s sales of undivided interests in these receivables to the financial institutions as sales. At the time an undivided interest in the pool of receivables is sold, the amount is removed from the consolidated balance sheet and the proceeds from the sale are reflected as cash provided by operating activities.
At August 31, 2007 and 2006, uncollected accounts receivable of $378 million and $351 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at August 31, 2007 and 2006. The average monthly amounts of undivided interests owned by the financial institution buyers were $6.2 million, $0.8 million and $32.8 million for the years ended August 31, 2007, 2006 and 2005, respectively. The carrying amount of the Company’s retained interest in the receivables approximated fair value due to the short-term nature of the collection period. The retained interest is determined reflecting 100% of any allowance for collection losses on the entire receivables pool. No other material assumptions are made in determining the fair value of the retained interest. This retained interest is subordinate to, and provides credit enhancement for, the financial institution buyers’ ownership interest in CMCRV’s receivables, and is available to the financial institution buyers to pay any fees or expenses due to them and to absorb all credit losses incurred on any of the receivables. The Company is responsible for servicing the entire pool of receivables. This U.S. securitization program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under one of its credit arrangements.
In addition to the securitization program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable. These arrangements also constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. The Company’s Australian subsidiary entered into an agreement with a financial institution to periodically sell certain trade accounts receivable up to a maximum of 97 million AUD ($79 million). This Australian program contains covenants in which our subsidiary must meet certain coverage and tangible net worth levels (as defined). At August 31, 2007, our Australian subsidiary was in compliance with these covenants. Uncollected accounts receivable that had been sold under these international arrangements and removed from the consolidated balance sheets were $151.7 million and $61.9 million at August 31, 2007 and 2006, respectively. The average monthly amounts of international accounts receivable sold were $99.0 million, $61.8 million and $65.3 million for the years ended August 31, 2007, 2006 and 2005, respectively.

During the fourth quarter of 2007, the Company’s international subsidiary in Poland initiated the sale of accounts receivable and should continue to periodically sell accounts receivable. At August 31, 2007, the Poland subsidiary sold $16.7 million of accounts receivable. Also during the fourth quarter of 2007, one of the Company’s domestic subsidiaries initiated the sale of its accounts receivable based in Mexico and should continue to periodically sell accounts receivable. At August 31, 2007, this domestic subsidiary sold $9.2 million of accounts receivable.
Discounts (losses) on domestic and international sales of accounts receivable were $5.6 million, $3.2 million and $4.1 million for the years ended August 31, 2007, 2006 and 2005, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 4. INVENTORIES
Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $240.5 million and $189.3 million at August 31, 2007 and 2006, respectively, inventories valued under the first-in, first-out method (FIFO) approximated market value.
At August 31, 2007 and 2006, 55% and 69%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to CMCZ and certain marketing and distribution businesses.
The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. Approximately $66.4 million and $54.6 million were in raw materials at August 31, 2007 and 2006, respectively.
During 2007, inventory quantities in certain LIFO pools were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2007 purchases, the effect of which decreased cost of goods sold by approximately $12.9 million and increased net earnings by approximately $8.4 million or $.07 per share.
NOTE 5. DISCONTINUED OPERATIONS AND IMPAIRMENTS
On August 30, 2007, the Company’s Board approved the plan to offer to sell a division (“the division”) which is involved with the buying, selling and distribution of nonferrous metals, namely copper, aluminum and stainless steel semifinished products. The Company anticipates the sale will occur in fiscal 2008. The division is presented as a discontinued operation in the consolidated statements of earnings.
The Company performed an impairment test of the division at August 31, 2007 and determined the estimated fair value of the division exceeded its carrying value. Accordingly, an impairment charge was not warranted at August 31, 2007.
The division is in the Marketing and Distribution business segment. Various financial information for the division is as follows:

	2007	2006	2005

At August 31,
Current assets	$93,385	$101,951	$98,163
Noncurrent assets	1,795	4,873	941
Current liabilities	34,889	49,435	31,420
Noncurrent liabilities	874	935	343

Fiscal Year
Revenue	422,136	343,772	332,359
(Loss) earnings before taxes	(4,827)	(10,011)	1,949
Asset impairment charges relating to other long-lived assets were $3.4 million during the year ended August 31, 2007. Asset impairment charges during the years ended August 31, 2006 and 2005 were not material.

NOTE 6. CREDIT ARRANGEMENTS
The Company’s commercial paper program permits maximum borrowings of up to $400 million. The program’s capacity is reduced by outstanding standby letters of credit which totaled $26.1 million as of August 31, 2007. It is the Company’s policy to maintain contractual bank credit lines equal to 100% of the amount of the commercial paper program. The $400 million unsecured revolving credit agreement matures on May 23, 2010, and has a minimum interest coverage ratio requirement of two and one-half times and a maximum debt capitalization requirement of 60%. The agreement provides for interest based on Bank of America’s prime rate and facility fees of 12.5 basis points per annum. No compensating balances are required. The Company was in compliance with these requirements at August 31, 2007. At August 31, 2007 and 2006, no borrowings were outstanding under the commercial paper program or the related revolving credit agreements.
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
Long-term debt was as follows, as of August 31:

(in thousands)	2007	2006

6.80% notes due August 2007	$—	$50,000
6.75% notes due February 2009	100,000	100,000
CMCZ term note due March 2009	—	18,322
5.625% notes due November 2013	200,000	200,000
6.50% notes due July 2017	400,000	—
Other, including equipment notes	11,543	13,926

	711,543	382,248
Less current maturities	4,726	60,162

	$706,817	$322,086

As of August 31, 2007 the Company was in compliance with all debt requirements for these notes. Interest on these notes is payable semiannually.
In July 2007, the Company issued $400 million in senior unsecured notes due in July 2017. The Notes have a coupon rate of 6.50% per year. In anticipation of the offering, the Company entered into hedge transactions which reduced the Company’s effective interest rate cost on the Notes to approximately 6.45%. The Company used or intended to use the net proceeds from the offering to repay its 6.80% notes due August 2007, to repay commercial paper and other short-term domestic bank borrowings, to fund construction and working capital for its new micro mill to be built in Arizona, and for general corporate purposes.
In May 2007, CMCZ renewed its revolving credit facility that expired on May 11, 2007. The renewed facility has maximum borrowings of 100 million PLN ($35.7 million) bearing interest at the Warsaw Interbank Offered Rate (WIBOR) plus 0.5%. This facility has an expiration date of May 9, 2008 and is not collateralized. As of August 31, 2007, no amounts were outstanding under this facility. The revolving credit facilities contain certain financial covenants. CMCZ was in compliance with these covenants at August 31, 2007. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
CMC Poland, a wholly-owned subsidiary of the Company, owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMC Poland issued equipment notes under a term agreement dated September 2005 with 25.6 million PLN ($9.2 million) outstanding at August 31, 2007. Installment payments under these notes are due through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus an applicable margin. The weighted average rate as of August 31, 2007 was 4.25%. The notes are substantially secured by the shredder equipment.
The aggregate amounts of all long-term debt maturities for the five years following August 31, 2007 are (in thousands): 2008-$4,726; 2009-$103,608; 2010-$3,136; 2011-$22; 2012 and thereafter-$600,051.

Interest of $3.2 million, $2.3 million, and $1.3 million was capitalized in the cost of property, plant and equipment constructed in 2007, 2006 and 2005, respectively. Interest of $37.2 million, $29.9 million, and $31.7 million was paid in 2007, 2006 and 2005, respectively.
NOTE 7. FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK
Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments’ carrying amounts are considered equivalent to fair value:
•	Cash and cash equivalents

•	Accounts receivable/payable

•	Notes payable — CMCZ

•	Trade financing arrangements
The Company’s long-term debt is predominantly publicly held. Fair value was determined by indicated market values.

	August 31,
(in thousands)	2007	2006

Long-Term Debt:
Carrying amount	$706,817	$322,086
Estimated fair value	725,738	319,261
The Company maintains both corporate and divisional credit departments. Credit limits are set for customers. Credit insurance is used for some of the Company’s divisions. Letters of credit issued or confirmed by sound financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required. Approximately $516 million and $471 million of the Company’s accounts receivable at August 31, 2007 and 2006, respectively, were secured by credit insurance and/or letters of credit.
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
The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the years ended August 31, 2007, 2006 and 2005.
Certain of the foreign currency and all of the commodity and freight contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges. All of the instruments are highly liquid and none are entered into for trading purposes.
The following chart shows the impact on the consolidated statements of earnings of the changes in fair value of these economic hedges included in determining net earnings (in thousands) for the years ended August 31. Settlements are recorded within the same line item as the related unrealized gains (losses).

Earnings (Expense)	2007	2006	2005

Net sales (foreign currency instruments)	$273	$(30)	$(293)
Cost of goods sold (commodity instruments)	(1,062)	2,261	(400)
     The Company’s derivative instruments were recorded as follows on the consolidated balance sheets (in thousands) at August 31:

	2007	2006

Derivative assets (other current assets)	$7,484	$5,633
Derivative liabilities (other payables)	4,878	8,323
     The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the years ended August 31 (in thousands):

	2007	2006	2005

Change in market value (net of taxes)	$8,964	$(4,689)	$(785)
(Gain) reclassified into net earnings, net	(1,890)	(70)	(112)

Other comprehensive income (loss)¯unrealized gain (loss) on derivatives	$7,074	$(4,759)	$(897)

During the twelve months following August 31, 2007, $1.8 million in gains related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $194 thousand in gains will be reclassified as interest expense related to interest rate locks.
All of the instruments are highly liquid and none are entered into for trading purposes.
The FASB has issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2009. Management is reviewing the potential effects of this statement; however, does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial statements.
The FASB has issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” which permits entities to choose to measure certain financial assets and liabilities at fair value. The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2009. Management is reviewing the potential effects of this statement; however, it does not expect the adoption of SFAS 159 to have a material impact on the Company’s consolidated financial statements.
NOTE 8. INCOME TAXES
The provisions for income taxes include the following:

	Year ended August 31,
(in thousands)	2007	2006	2005

Current:
United States	$137,566	$178,259	$137,118
Foreign	32,244	22,875	3,196
State and local	13,583	18,960	9,257

Current taxes	183,393	220,094	149,571
Deferred	(12,355)	(32,157)	8,425

Total taxes on income	$171,038	$187,937	$157,996

Taxes (benefit) on discontinued operations	(1,731)	(3,280)	671

Taxes for continuing operations	$172,769	$191,217	$157,325

Taxes of $185.3 million, $204.6 million and $118.8 million were paid in 2007, 2006 and 2005, respectively.
Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. The sources and deferred tax liabilities (assets) associated with these differences are:

	August 31,
(in thousands)	2007	2006

Deferred tax assets:
Deferred compensation	$44,723	$32,088
Net operating losses (less allowances of $2,977 and $2,549)	3,046	1,092
Reserves and other accrued expenses	9,139	7,707
Impaired assets	2,741	2,326
Allowance for doubtful accounts	5,501	5,059
Other	3,585	7,437

Deferred tax assets	$68,735	$55,709

Deferred tax liabilities:
Deferred revenue	$2,954	$4,421
Tax on difference between tax and book depreciation	42,827	42,851
Unremitted earnings of non-U.S. subsidiaries	28,565	22,811
Inventory	8,742	8,158
Other	3,628	5,860

Deferred tax liabilities	$86,716	$84,101

Net deferred tax liability	$17,981	$28,392

Amounts recognized in the consolidated balance sheets consist of:

	August 31,
(in thousands)	2007	2006

Deferred tax asset – current	$6,353	$5,187
Deferred tax asset – long term	12,014	8,718
Deferred liability – current	4,371	7,747
Deferred tax liability – long term	31,977	34,550

Net deferred tax liability	$17,981	$28,392

The Company uses substantially the same depreciable lives for tax and book purposes. Changes in deferred taxes relating to depreciation are mainly attributable to differences in the basis of underlying assets recorded under the purchase method of accounting. The Company provides United States taxes on unremitted foreign earnings except for its operations in CMCZ and Australia, which it considers to be permanently invested. The amounts of these permanently invested earnings at August 31, 2007 were $194.4 million and $65.8 million for CMCZ and Australia, respectively. In the event that the Company repatriated these earnings, incremental U.S. taxes may be incurred. The Company has determined that it is not practicable to determine the amount of these incremental U.S. taxes. Net operating losses consist of $6.0 million of state net operating losses that expire during the tax years ending from 2009 to 2027. These assets will be reduced as tax expense is recognized in future periods.
     Reconciliations of the United States statutory rates to the effective rates are as follows:

	Year ended August 31,
	2007	2006	2005

Statutory rate	35.0%	35.0%	35.0%
State and local taxes	1.6	2.5	1.4
Manufacturing deduction	(0.6)	(0.7)	—
Extraterritorial income deduction	(0.2)	(0.4)	(0.4)
Foreign rate differential	(4.1)	(1.5)	(0.3)
Tax repatriation charge (benefit)	—	(0.7)	—
Other	0.2	(0.3)	—
	-
Effective tax rate	31.9%	33.9%	35.7%

We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2004 and 2003 during the last quarter of fiscal year 2007 and have recorded a refund receivable in the amount of $2.7 million. The IRS is now examining our federal tax returns for fiscal years 2005 and 2006. We believe our recorded tax liabilities as of August 31, 2007 are sufficient, and we do not anticipate any additional assessments to be made by the IRS upon the completion of their examinations.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that the Company recognize, in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In May 2007, the FASB issued Staff Position FIN No. 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48”. FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of FIN 48 are effective for the Company’s first quarter of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on the Company’s consolidated financial statements.
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
On January 26, 2006, the shareholders of the Company approved an increase in the authorized shares of common stock from 100,000,000 to 200,000,000 shares. The shareholders also voted to change the par value of the Company’s common stock from $5.00 to $0.01 per share. As a result, $322 million was transferred from common stock to additional paid-in capital.
During fiscal 2007, the Company purchased 2,116,975 common shares for treasury. At August 31, 2007, the Company had remaining authorization to purchase 1,224,785 of its common shares.
Stock Purchase Plan Almost all U.S. resident employees with a year of service at the beginning of each calendar year may participate in the Company’s employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors establishes the purchase discount from the market price. The discount was 25% for each of the three years ended August 31, 2007, 2006 and 2005. Yearly activity of the stock purchase plan was as follows:

	2007	2006	2005

Shares subscribed	497,520	761,620	1,454,520
Price per share	$21.86	$13.44	$7.94
Shares purchased	704,220	1,316,720	1,048,080
Price per share	$12.72	$7.97	$5.04
Shares available	1,121,024
The Company recorded compensation expense for this plan of $3.2 million, $3.2 million and $3.0 million in 2007, 2006 and 2005, respectively.
Stock Incentive Plans The 1996 Long-Term Incentive Plan (1996 Plan) was approved by shareholders in January 1997. Under the 1996 Plan, stock options, SARs, and restricted stock may be awarded to employees. The option price for both the stock options and the SARs is the fair market value of the Company’s stock at the date of grant. The outstanding option awards under the 1996 Plan vest 50% after one year and 50% after two years from date of grant and will expire seven years after grant. The Company’s Board of Directors voted to terminate the 1996 Plan effective August 31, 2006, except for awards then outstanding. As a result of this action, no additional shares are available for grants under this plan.
The 2006 Long-Term Equity Incentive Plan was approved by shareholders January 25, 2007. The 2006 Equity Plan, which is intended to replace the Company’s terminated 1996 Long-Term Equity Incentive Plan, provides that 5,000,000 shares are reserved for future awards. During fiscal year 2007, the Company issued 171,370 shares of restricted stock to employees and issued SARs relating to the appreciation in 1,403,520 shares of common stock at a weighted average price of $34.28 per share (the exercise price equaled the closing price per share on the NYSE on the date of grant). These SARs and the restricted stock vest over a three-year period in increments of one-third.

In January 2000, stockholders approved the 1999 Non-Employee Director Stock Option Plan and authorized 800,000 shares to be made available for option grants to non-employee directors. The price of these options is the fair market value of the Company’s stock at the date of the grant. The options granted vest 50% after one year and 50% after two years from the grant date. Under this Plan, any outside director could elect to receive all or part of fees otherwise payable in the form of a stock option. Options granted in lieu of fees are immediately vested. All options expire seven years from the date of grant. The 1999 Non-Employee Director Stock Plan was amended with stockholder approval in January 2005 and 2007 in order to provide annual grants of either non-qualified options, restricted stock or restricted stock units to non-employee directors. This annual award can either be in the form of a nonqualified stock option grant for 14,000 shares or a restricted stock or unit award of 4,000 shares. On January 25, 2007, the Company issued an aggregate of 32,000 shares of common stock to eight non-employee directors and on April 16, 2007, an additional 3,112 shares were issued to a new non-employee director at the time of his election as a director. Restricted stock awards vest over a two-year period. Prior to vesting, restricted stock award recipients receive an amount equivalent to any dividend declared on the Company’s common stock.
Combined information for shares subject to options and SARs for the three plans was as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

September 1, 2004
Outstanding	13,677,060	$4.75	$2.75-7.79
Exercisable	8,557,496	3.72	2.75-7.53
Granted	1,056,990	12.33	12.31-13.58
Exercised	(3,929,792)	3.86	2.75-7.78
Forfeited	(56,000)	4.35	2.94-7.78
Increase authorized	2,632,656

August 31, 2005
Outstanding	10,748,258	$5.82	$2.74-13.58
Exercisable	7,959,758	4.54	2.74-13.58
Granted	639,030	24.53	21.81-24.71
Exercised	(3,834,740)	4.50	2.74-7.78
Forfeited	(67,200)	9.51	3.41-12.31

August 31, 2006
Outstanding	7,485,348	$8.06	$2.75-24.71
Exercisable	6,178,200	5.90	2.75-13.58
Granted	1,403,520	34.28	31.75-34.28
Exercised	(2,380,238)	5.28	2.75-24.57
Forfeited	(27,722)	13.44	2.94-24.57

August 31, 2007
Outstanding	6,480,908	$14.74	$2.94-34.28
Exercisable	4,333,089	7.65	2.94-24.71
Available for grant*	4,067,432	—	—
—
* Includes shares available for options, SARs and restricted stock grants.
Share information for options and SARs at August 31, 2007:

Outstanding				Exercisable
		Weighted
		Average	Weighted			Weighted
Range of		Remaining	Average	Aggregate		Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price	Outstanding	Life (Years)	Price	Value	Outstanding	Price	Value

$2.94-3.78	1,054,572	2.0	$3.49		1,054,572	$3.49
4.29-5.36	621,763	1.4	4.34		621,763	4.34
7.53-7.78	1,850,792	3.5	7.77		1,850,792	7.77
12.31-13.58	932,861	4.8	12.33		605,919	12.34
21.81-24.71	617,400	5.7	24.53		200,043	24.52
31.75-34.28	1,403,520	6.8	34.28		—	—

$2.94-34.28	6,480,908	4.2	$14.74	$99,282,195	4,333,089	$7.65	$92,040,348

Information for restricted stock awards as of August 31, 2007 and 2006, and changes during each of the two years then ended:

		Weighted Average
		Grant - Date
Restricted Stock Awards	Shares	Fair Value

At September 1, 2005	543,600	$12.38
Granted	296,150	24.17
Vested	(184,983)	12.42
Forfeited	(17,800)	12.31

At August 31, 2006	636,967	$17.86

At September 1, 2006	636,967	$17.86
Granted	206,482	32.93
Vested	(280,859)	16.72
Forfeited	(8,166)	18.27

At August 31, 2007	554,424	$24.04

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
NOTE 10. EMPLOYEES’ RETIREMENT PLANS
Substantially all employees in the U.S. are covered by a defined contribution profit sharing and savings plan. This tax qualified plan is maintained and contributions made in accordance with ERISA. The Company also provides certain eligible executives benefits pursuant to a nonqualified benefit restoration plan (BRP Plan) equal to amounts that would have been available under the tax qualified ERISA plans, save for limitations of ERISA, tax laws and regulations. Company contributions, which are discretionary, to all plans were $82.1 million, $62.5 million and $47.0 million for 2007, 2006 and 2005, respectively. These costs were recorded in selling, general and administrative expenses.
The deferred compensation liability under the BRP Plan was $82.2 million and $53.0 million at August 31, 2007 and 2006, respectively, and recorded in other long-term liabilities. Though under no obligation to fund the plan, the Company has segregated assets in a trust with a current value at August 31, 2007 and 2006 of $77 million and $51.2 million, respectively, and recorded in other long-term assets. The net holding gain on these segregated assets was $8.2 million and $4.0 million for the years ended August 31, 2007 and 2006, respectively.

A certain number of employees outside of the U.S. participate in defined contribution plans maintained in accordance with local regulations. Company contributions to these international plans were $3.8 million, $2.8 million and $2.7 million for the years ended August 31, 2007, 2006, and 2005, respectively.
The Company provides post retirement defined benefits to employees at certain divisions. In September 2006, the FASB issued statement No.158, “Employers Accounting for Defined Benefit Pensions and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 123R,” (“SFAS 158”).  On August 31, 2007, the Company adopted the recognition provisions of SFAS 158.  SFAS 158 requires the Company to recognize the $0.9 million unfunded status of the plan as a liability in the August 31, 2007 consolidated balance sheets the Company, with a corresponding reduction of $0.8 million to accumulated other comprehensive income, net of income taxes. The adoption of SFAS 158 had no effect on the Company’s consolidated statements of earnings for the year ended August 31, 2007, or for any prior periods presented, and it will not impact our operating results in future periods.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Minimum lease commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 2007, are as follows for the fiscal periods specified:

		Real
(in thousands)	Equipment	Estate

2008	$15,561	$22,244
2009	13,909	17,113
2010	11,756	13,217
2011	9,348	7,102
2012 and thereafter	11,083	21,937

	$61,657	$81,613

Total rental expense was $36.1 million, $24.9 million and $18.8 million in 2007, 2006 and 2005, respectively.
Environmental and Other Matters
In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.
The Company has received notices from the U.S. Environmental Protection Agency (EPA) or equivalent state agency that it is considered a potentially responsible party (PRP) at thirteen sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or similar state statute to conduct remedial investigations, feasibility studies, remediation and /or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of theses sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At August 31, 2007, based on currently available information, which is in many cases preliminary and incomplete, management estimates that the Company’s aggregate liability for cleanup and remediation costs in connection with eight of the thirteen sites will be between $2.1 million and $2.7 million. The Company has accrued for these liabilities based upon management’s best estimates. At August 31, 2007, $6.5 million was accrued for environmental liabilities of which $5.0 million was classified as other long-term liabilities. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Accordingly, it is not possible to estimate a meaningful range of possible exposure. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.
Management believes that adequate provision has been made in the financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular quarter.

Guarantees The Company has entered into guarantee agreements with certain banks in connection with credit facilities granted by the banks to various suppliers of the Company. The fair value of the guarantees are negligible. All of the guarantees listed in the table below reflect the Company’s exposure as of August 31, 2007 and are required to be completed within 3 years.

		Maximum	Maximum
Origination	Guarantee	Credit	Company
Date	With	Facility	Exposure

May 2006	Bank	$15 million	$0.8 million
February 2007	Bank	80 million	8.0 million
February 2007	Bank	30 million	1.8 million
NOTE 12. EARNINGS PER SHARE
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any years presented. The reconciliation of the denominators of the earnings per share calculations are as follows at August 31:

	2007	2006	2005

Shares outstanding for basic earnings per share	118,014,149	117,989,877	118,048,880
Effect of dilutive securities:
Stock-based incentive/purchase plans	3,667,581	5,469,192	5,331,294

Shares outstanding for diluted earnings per share	121,681,730	123,459,069	123,380,174

All of the Company’s outstanding stock options and restricted stock were dilutive at August 31, 2007, 2006 and 2005 based on the average share price of $32.16, $23.65 and $13.58, respectively. All of the Company’s Stock Appreciation Rights were dilutive at August 31, 2007 and 2005. SARs with total share commitments of 637,673 were antidilutive at August 31, 2006. All stock options and SARs expire by 2014.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest as required by Financial Accounting Standards.
NOTE 13. ACCRUED EXPENSES AND OTHER PAYABLES

	August 31,
(in thousands)	2007	2006

Salaries, bonuses and commissions	$164,953	$148,137
Employees’ retirement plans	61,389	58,087
Other	60,846	47,985
Advance billings on contracts	46,365	29,907
Freight	28,415	33,419
Insurance	21,333	15,089
Taxes other than income taxes	20,174	18,397
Interest	7,598	4,759
Litigation accruals	6,666	6,650
Contract losses	5,143	4,095
Environmental	1,482	2,494
Software purchases	1,046	10,745

	$425,410	$379,764

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
The domestic mills segment includes the Company’s domestic steel minimills (including the scrap metal processing facilities which directly support these mills) and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel minimills because it has similar economic characteristics. The CMCZ minimill and subsidiaries in Poland have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from that of the Company’s domestic minimills. The domestic fabrication segment consists of the Company’s rebar and joist and deck fabrication operations, fence post manufacturing plants, construction-related and other products facilities. The recycling segment consists of the CMC Recycling division’s scrap metal processing and sales operations primarily in Texas, Florida and the southern United States. Marketing and distribution includes both domestic and international operations for the sales, distribution and processing of both ferrous and nonferrous metals and other industrial products. The segment’s activities consist only of physical transactions and not position taking for speculation. The corporate segment contains expenses of the Company’s corporate headquarters, expenses related to its deployment of SAP, and interest expense relating to its long-term public debt and commercial paper program.
The financial information presented for the marketing and distribution segment includes its copper, aluminum, and stainless steel import operating division. This division has been classified as a discontinued operation in the consolidated financial statements. Net sales of this division have been removed in the eliminations/discontinued operations column in the table below to reconcile net sales by segment to net sales in the consolidated financial statements. See Note 5 for more detailed information.
The Company uses adjusted operating profit to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The following is a summary of certain financial information by reportable segment (in thousands):

					Marketing		Eliminations/
	Domestic		Domestic		and		Discontinued
	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Operations	Consolidated

2007
Net sales-unaffiliated customers	$1,152,119	$789,364	$1,885,840	$1,542,764	$3,370,244	$10,821	$(422,136)	$8,329,016
Intersegment sales	441,767	202	4,224	98,845	134,725	—	(679,763)	—
Net sales	1,593,886	789,566	1,890,064	1,641,609	3,504,969	10,821	(1,101,899)	8,329,016
Adjusted operating profit (loss)	275,031	112,195	89,021	89,785	84,904	(70,129)	(1,880)	578,927
Interest expense*	(17,883)	1,459	17,945	(3,823)	23,567	15,992	—	37,257
Capital expenditures	86,670	31,659	32,845	18,380	5,098	31,610	—	206,262
Depreciation and amortization	36,026	25,661	28,898	12,731	2,579	1,410	—	107,305
Goodwill	506	—	28,484	6,961	1,892	—	—	37,843
Total assets	571,138	366,064	874,233	300,525	843,613	517,090	—	3,472,663

2006
Net sales-unaffiliated customers	$1,149,714	$553,576	$1,770,310	$1,253,059	$2,824,640	$4,625	$(343,772)	$7,212,152
Intersegment sales	450,541	20,144	1,480	107,398	128,937	19,684	(728,184)	—
Net sales	1,600,255	573,720	1,771,790	1,360,457	2,953,577	24,309	(1,071,956)	7,212,152
Adjusted operating profit (loss)	301,113	52,791	95,999	99,963	69,755	(32,367)	—	587,254
Interest expense*	(7,112)	1,658	13,234	(2,070)	15,433	9,870	(1,444)	29,569
Capital expenditures	47,942	36,508	27,045	13,230	5,735	775	—	131,235
Depreciation and amortization	34,702	24,113	15,257	8,176	2,252	878	—	85,378
Goodwill	306	—	27,006	6,669	1,768	—	—	35,749
Total assets	503,605	315,384	703,127	293,779	872,808	210,165	—	2,898,868

2005
Net sales-unaffiliated customers	$1,014,021	$466,529	$1,472,858	$820,984	$2,813,462	$4,843	$(332,359)	$6,260,338
Intersegment sales	284,400	11,726	828	75,962	112,863	—	(485,779)	—
Net sales	1,298,421	478,255	1,473,686	896,946	2,926,325	4,843	(818,138)	6,260,338
Adjusted operating profit (loss)	232,812	(188)	101,919	70,828	90,417	(17,463)	—	478,325
Interest expense*	1,622	3,602	9,993	(1,738)	9,330	9,379	(1,001)	31,187
Capital expenditures	52,041	25,730	17,487	12,021	2,331	604	—	110,214

					Marketing		Eliminations/
	Domestic		Domestic		and		Discontinued
	Mills	CMCZ	Fabrication	Recycling	Distribution	Corporate	Operations	Consolidated

Depreciation and amortization	33,669	17,808	13,383	7,858	2,810	1,082	—	76,610
Goodwill	306	—	27,006	3,230	—	—	—	30,542
Total assets	468,532	276,219	594,000	146,620	746,951	100,600	—	2,332,922

*	Includes intercompany interest expense (income) in the segments.
The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Year ended August 31,
(in thousands)	2007	2006	2005

Net earnings	$355,431	$356,347	$285,781
Minority interests (benefit)	9,587	10,209	(744)
Income taxes	171,038	187,937	157,996
Interest expense	37,257	29,569	31,187
Discounts on sales of accounts receivable	5,614	3,192	4,105

Adjusted operating profit	$578,927	$587,254	$478,325

Adjusted operating profit (loss) from discontinued operations	(3,474)	(8,279)	3,437

Adjusted operating profit from continuing operations	$582,401	$595,533	$474,888

The following represents the Company’s external net sales by major product and geographic area:

	Year ended August 31,
(in thousands)	2007	2006	2005

Major product information:
Steel products	$5,148,273	$4,422,041	$4,246,056
Nonferrous scrap	977,992	840,870	427,652
Industrial materials	829,488	831,726	816,322
Nonferrous products	294,132	264,640	109,315
Ferrous scrap	554,417	406,113	387,963
Construction materials	415,080	390,294	192,168
Other	109,634	56,468	80,862

Net sales*	$8,329,016	$7,212,152	$6,260,338

Geographic area:
United States	$4,932,097	$4,485,816	$3,566,479
Europe	1,720,771	1,221,371	1,237,527
Asia	918,483	801,393	845,022
Australia/New Zealand	472,583	446,481	403,696
Other	285,082	257,091	207,614

Net sales*	$8,329,016	$7,212,152	$6,260,338

*	Excludes a division classified as discontinued operations. See Note 5.
The following represents long-lived assets by geographic area:

	Year ended August 31,
(in thousands)	2007	2006	2005

United States	$825,393	$586,068	$491,528
Europe	158,852	139,270	119,378
Australia	15,296	12,068	13,199
Other	14,270	16,670	7,900

Total long-lived assets	$1,013,811	$754,076	$632,005

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for fiscal 2007, 2006 and 2005 are as follows (in thousands except per share data):

	Three Months Ended 2007
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales*	$1,892,719	$1,908,314	$2,244,041	$2,283,942
Gross profit*	287,537	252,077	313,210	308,203
Net earnings	85,350	65,921	99,441	104,719
Basic EPS	0.73	0.56	0.84	0.88
Diluted EPS	0.71	0.54	0.82	0.86

	Three Months Ended 2006
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales*	$1,568,934	$1,559,749	$1,933,234	$2,150,235
Gross profit*	218,898	247,724	264,871	342,525
Net earnings	69,624	80,103	77,960	128,660
Basic EPS	0.60	0.68	0.65	1.08
Diluted EPS	0.57	0.65	0.62	1.04

	Three Months Ended 2005
	Nov. 30	Feb. 29	May 31	Aug. 31

Net sales*	$1,452,631	$1,516,807	$1,637,381	$1,653,519
Gross profit*	229,823	203,645	224,718	224,282
Net earnings	73,725	56,575	71,741	83,740
Basic EPS	0.63	0.48	0.60	0.72
Diluted EPS	0.61	0.45	0.57	0.69

*	Excludes the operations of a division classified as discontinued operations. See Note 5.
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
NOTE 16. RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries purchases and sells steel with a key supplier/customer of which the Company owns an 11% interest. Net sales to this related party were $312 million, $247 million and $197 million for the years ended August 31, 2007, 2006 and 2005, respectively.  The total amounts of purchases from this supplier were $382 million, $286 million and $251 million for the years ended August 31, 2007, 2006 and 2005, respectively. Accounts receivable from the affiliated company were $12 million and $33 million at August 31, 2007 and 2006, respectively. Accounts payable to the affiliated company were $0.2 million and $21 million at August 31, 2007 and 2006, respectively.
NOTE 17. SUBSEQUENT EVENTS
On September 19, 2007, the Company acquired all of the outstanding shares of Valjaonica Cijevi Sisak (VCS) from the Croatian Privatization Fund and Croatian government. VCS’s name has been changed to CMC Sisak d.o.o. (CMC Sisak). CMC Sisak is an electric arc furnace based steel pipe manufacturer located in Sisak, Croatia with annual capacity estimated at about 300,000 metric tons. The acquisition will expand the Company’s production capability in tubular and other products in the key markets of Central and Eastern Europe.
On September 19, 2007, the Company also acquired the operating assets of Economy Steel, Inc. of Las Vegas, Nevada. The acquired assets will operate under the new name of CMC Economy Steel. This operation is a rebar fabricator, placer, construction-related products supplier and steel service center. The acquisition fits the

Company’s initiative for growth and expansion into a new geographic market. The acquisition will also support the development and success of the Company’s future mill in Arizona.
The total purchase price of these acquisitions was approximately $67 million ($25 million cash and $42 million in notes payable and liabilities). The Company has also committed to spend not less than $38 million over five years in capital expenditures for CMC Sisak and increase working capital by approximately $39 million.
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
     (c) Management’s Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2007, our internal control over financial reporting was effective. Our Management’s Report on Internal Control Over Financial Reporting, as of August 31, 2007, can be found on page 39 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting can be found on page 40 of this Form 10-K, each of which is incorporated by reference into this Item 9A.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Some of the information required in response to this item with regard to directors is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 24, 2008, which will be filed no later than 120 days after the close of our fiscal year. The following is a listing of employees we believe to be our “Executive Officers” as of October 25, 2007, as defined under Rule 3b-7 of the Securities Exchange Act of 1934:

NAME	CURRENT TITLE & POSITION	AGE	OFFICER SINCE
Louis A. Federle	Treasurer	59	1979
William B. Larson	Senior Vice President and Chief Financial Officer	54	1995
Murray R. McClean	President, Chief Executive Officer and Director	59	1995
Malinda G. Passmore	Vice President and Chief Information Officer	48	1999
Stanley A. Rabin	Chairman of the Board and Director	69	1974

NAME	CURRENT TITLE & POSITION	AGE	OFFICER SINCE
Russell B. Rinn	President CMC Americas	49	2002
Leon K. Rusch	Controller	56	2006
David M. Sudbury	Senior Vice President, Secretary and General Counsel	61	1976
Hanns Zoellner	President CMC International	59	2004
     Our board of directors usually elects officers at its first meeting after our annual stockholders meeting. Our executive officers continue to serve for terms set from time to time by the board of directors in its discretion.
     In July, 2006, Mr. McClean was elected a director and, effective September 1, 2006, we appointed Mr. McClean as our Chief Executive Officer. Mr. McClean served as President and Chief Operating Officer from September 20, 2004 to September 1, 2006, and as President of the Marketing and Distribution Segment from September 1, 1999 to September 20, 2004. Mr. McClean continues in his capacity as President in addition to his positions as Chief Executive Officer and Director. Messer’s Rinn and Zoellner were promoted to their respective positions effective September 1, 2007. Mr. Rinn had previously been President of the CMC Steel Group and an officer since 2002 having been employed by CMC since 1979. Mr. Zoellner replaced Mr. McClean in 2004 as President of the Marketing and Distribution Segment. Mr. Zoellner had previously served as President of the International Division — Europe, having been employed by the division initially in 1981 and continuously since 1991. Mr. Rabin served as Chief Executive Officer from 1979 to September 1, 2006, and has continued to serve as Chairman of the Board, a position he has held since 1999. Leon K. Rusch was named Controller of the Company in 2006. Mr. Rusch replaced Malinda G. Passmore who was appointed to the position of Vice President and Chief Information Officer of the Company in 2006. Ms. Passmore had previously served as Controller of the Company since 1999. Mr. Rusch joined the Company in December, 2003 as Director of Internal Audit and had previously been employed for more than five years at CNH Global N.V. as Financial Director and previously Audit Director. We have employed all of our other executive officers in the positions indicated above or in positions of similar responsibility for more than five years. There are no family relationships among our officers or among the executive officers and directors.
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
ITEM 11. EXECUTIVE COMPENSATION
     Information required in response to this Item 11 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 24, 2008. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required in response to this Item 12 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 24, 2008. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     To the extent applicable, information required in response to this Item 13 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 24, 2008. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required in response to this Item 14 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 24, 2008. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1.	All financial statements are included at Item 8 above.
2.	All financial statement schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or notes thereto.
3.	The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT
NO.	DESCRIPTION
1(a)	Underwriting Agreement, dated July 12, 2007 among Commercial Metals Company and Banc of America Securities LLC and ABN AMRO Incorporated, as Representatives of the several underwriters named therein (filed as Exhibit 1.1 to Commercial Metals’ Form 8-K filed July 17, 2007 and incorporated herein by reference).

2(a)	Agreement and Plan of Merger among Commercial Metals Company, LAI Acquisition Company, Lofland Acquisition, Inc., The Lofland Company, E.F. Private Equity Partners (Americas) L.P. and the Texas Growth Fund-1995 Trust dated December 23, 2003 (filed as Exhibit 2(b) to Commercial Metals’ Form S-4 filed January 27, 2004 (File NO. 3333-112243) and incorporated herein by reference).

2(b)	Share Purchase Agreement dated July 22, 2003, between Impexmetal, S.A. and Commercial Metals (International) AG (filed as Exhibit 2.1 to Commercial Metals’ Form 10-Q for the quarter ending November 30, 2003 and incorporated herein by reference).

3(i)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)a to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)b to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(c)	Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3(i)(d)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

4(i)(a)	Indenture between Commercial Metals and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4.1 to Commercial Metals’ Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

4(i)(b)	Rights Agreement dated July 28, 1999 by and between Commercial Metals and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit 1 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
4(i)(c)	Form of Note for Commercial Metals’ 7.20% Senior Notes due 2005 (filed as Exhibit 4(i)c to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(d)	Form of Note for Commercial Metals’ 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)d to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(e)	Form of Note for Commercial Metals’ 6.50% Senior Notes due 2017 (filed herewith).

4(i)(f)	Officers’ Certificate, dated August 4, 1997, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)e to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(g)	Form of Note for Commercial Metals’ 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)f to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(h)	Officers’ Certificate, dated February 23, 1999, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)g to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(i)**	Exchange and Registration Rights Agreement, dated November 13, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 4(i)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

4(i)(j)**	Supplemental Indenture, dated as of November 12, 2003, to Indenture dated as of July 31, 1995, by and between Commercial Metals and JPMorgan Chase Bank (filed as Exhibit 4(i)i to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

4(i)(k)**	Supplemental Indenture, dated as of July 17, 2007, to Indenture dated as of July 31, 1995, by and between Commercial Metals and The Bank of New Your Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals’ Form 8-K filed July 17, 2007 and incorporated herein by reference).

10(i)(a)	Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (filed as Exhibit (10)(a) to Commercial Metals’ Form 10-Q for the period ended May 31, 2001 and incorporated herein by reference).

10(i)(b)**	Purchase Agreement, dated November 7, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 10(i)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

10(i)(c)	$129,500,000 Amended and Restated 364-Day Revolving Credit Agreement dated as of August 8, 2002 which terminated August 8, 2003 (filed as Exhibit 10(i)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002 and incorporated herein by reference).

10(i)(d)**	$275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

10(i)(e)	First Amendment dated March 15, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(i)(f)	Second Amendment dated October 7, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)(f) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(i)(g)	Amended and Restated Receivables Purchase Agreement dated as of April 22, 2004, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i)f to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004 and incorporated herein by reference).

10(i)(h)	Amendment to Purchase and Sale Agreement dated April 22, 2004, among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed as Exhibit 10(i)g to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004 and incorporated herein by reference).

10(i)(i)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 20, 2005, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed April 21, 2005 and incorporated herein by reference).

10(i)(j)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of December 1, 2005, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended November 30, 2005 and incorporated herein by reference).

10(i)(k)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 14, 2006, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i) to Commercial Metals’ Form 10-Q for the quarter ended May 31, 2006 and incorporated herein by reference).

10(i)(l)	First Amended and Restated $400,000,000 3 Year Credit Agreement, dated May 23, 2005, by and among Commercial Metals, Bank of America, N.A., the Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10.4 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(a)*	Employment Agreement of Murray R. McClean dated May 23, 2005 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(b)*	First Amendment to Employment Agreement, dated September 1, 2006 (filed as Exhibit 99.1 to Commercial Metals’ Form 8-K filed September 1, 2006 and incorporated herein by reference).

10(iii)(c)*	Key Employee Long-Term Performance Plan description (filed as Exhibit (10)(iii)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001 and incorporated hereby by reference).

10(iii)(d)*	Key Employee Annual Incentive Plan description (filed as Exhibit (10)(iii)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001 and incorporated hereby by reference).

EXHIBIT
NO.	DESCRIPTION
10(iii)(e)*	Employment and Consulting Agreement of Marvin Selig dated as of June 7, 2002 (filed as Exhibit 10(iii)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference).

10(iii)(f)*	Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(a) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(g)*	Consulting and Non-Competition Agreement, between Commercial Metals Company and Harry J. Heinkele dated as of September 24, 2004 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed September 29, 2004 and incorporated herein by reference).

10(iii)(h)*	Employment Agreement between Commercial Metals (International) AG and Hanns Zoellner dated January 2, 1998 (filed as Exhibit 10(iii)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(iii)(i)*	Commercial Metals Company 1996 Long-Term Incentive Plan (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2005 and incorporated herein by reference).

10(iii)(j)*	Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10(iii)(b) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(k)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(l)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(m)	Commercial Metals Company 2006 Cash Incentive Plan (filed as Exhibit 10(iii)(c) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(n)*	Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.1to Commercial Metals’ Form 8-K filed January 27, 2005 and incorporated herein by reference).

10(iii)(o)*	Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference)

10(iii)(p)*	Employment Agreement between Commercial Metals Company and Clyde P. Selig, dated February 6, 2006 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed February 7, 2006 and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated October 29, 2007, accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2007, into previously filed Registration Statements No. 033-61073, No. 033-61075, No. 333-27967 and No. 333-42648 on Form S-8 and Registration Statements No. 33-60809, No. 333-61379 and 333-144500 on Form S-3 (filed herewith).

31(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

EXHIBIT
NO.	DESCRIPTION
31(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan.

**	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY

/s/ Murray R. McClean
By: Murray R. McClean
President and Chief Executive Officer
Date: October 29, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Murray R. McClean Murray R. McClean, October 29, 2007	/s/ Robert D. Neary Robert D. Neary, October 29, 2007
President and Chief Executive Officer	Director

/s/ Stanley A. Rabin	/s/ Dorothy G. Owen

Stanley A. Rabin, October 29, 2007	Dorothy G. Owen, October 29, 2007
Chairman of the Board	Director

/s/ Harold L. Adams	/s/ J. David Smith

Harold L. Adams, October 29, 2007	J. David Smith, October 29, 2007
Director	Director

/s/ Moses Feldman	/s/ Robert R. Womack

Moses Feldman, October 29, 2007	Robert R. Womack, October 29, 2007
Director	Director

/s/ Robert L. Guido	/s/ William B. Larson

Robert L. Guido, October 29, 2007	William B. Larson, October 29, 2007
Director	Senior Vice President and Chief Financial Officer

/s/ Ralph E. Loewenberg	/s/ Leon K. Rusch

Ralph E. Loewenberg, October 29, 2007	Leon K. Rusch, October 29, 2007
Director	Controller

/s/ Anthony A. Massaro
Anthony A. Massaro, October 29, 2007
Director

Index to Exhibits
3. The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT
NO.	DESCRIPTION
1(a)	Underwriting Agreement, dated July 12, 2007 among Commercial Metals Company and Banc of America Securities LLC and ABN AMRO Incorporated, as Representatives of the several underwriters named therein (filed as Exhibit 1.1 to Commercial Metals’ Form 8-K filed July 17, 2007 and incorporated herein by reference).

2(a)	Agreement and Plan of Merger among Commercial Metals Company, LAI Acquisition Company, Lofland Acquisition, Inc., The Lofland Company, E.F. Private Equity Partners (Americas) L.P. and the Texas Growth Fund-1995 Trust dated December 23, 2003 (filed as Exhibit 2(b) to Commercial Metals’ Form S-4 filed January 27, 2004 (File NO. 3333-112243) and incorporated herein by reference).

2(b)	Share Purchase Agreement dated July 22, 2003, between Impexmetal, S.A. and Commercial Metals (International) AG (filed as Exhibit 2.1 to Commercial Metals’ Form 10-Q for the quarter ending November 30, 2003 and incorporated herein by reference).

3(i)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)a to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)b to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(c)	Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3(i)(d)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

4(i)(a)	Indenture between Commercial Metals and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4.1 to Commercial Metals’ Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

4(i)(b)	Rights Agreement dated July 28, 1999 by and between Commercial Metals and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit 1 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

4(i)(c)	Form of Note for Commercial Metals’ 7.20% Senior Notes due 2005 (filed as Exhibit 4(i)c to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(d)	Form of Note for Commercial Metals’ 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)d to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(e)	Form of Note for Commercial Metals’ 6.50% Senior Notes due 2017 (filed herewith).

4(i)(f)	Officers’ Certificate, dated August 4, 1997, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)e to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
4(i)(g)	Form of Note for Commercial Metals’ 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)f to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(h)	Officers’ Certificate, dated February 23, 1999, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)g to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(i)**	Exchange and Registration Rights Agreement, dated November 13, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 4(i)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

4(i)(j)**	Supplemental Indenture, dated as of November 12, 2003, to Indenture dated as of July 31, 1995, by and between Commercial Metals and JPMorgan Chase Bank (filed as Exhibit 4(i)i to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

4(i)(k)**	Supplemental Indenture, dated as of July 17, 2007, to Indenture dated as of July 31, 1995, by and between Commercial Metals and The Bank of New Your Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals’ Form 8-K filed July 17, 2007 and incorporated herein by reference).

10(i)(a)	Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (filed as Exhibit (10)(a) to Commercial Metals’ Form 10-Q for the period ended May 31, 2001 and incorporated herein by reference).

10(i)(b)**	Purchase Agreement, dated November 7, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 10(i)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

10(i)(c)	$129,500,000 Amended and Restated 364-Day Revolving Credit Agreement dated as of August 8, 2002 which terminated August 8, 2003 (filed as Exhibit 10(i)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002 and incorporated herein by reference).

10(i)(d)**	$275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

10(i)(e)	First Amendment dated March 15, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(i)(f)	Second Amendment dated October 7, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)(f) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(i)(g)	Amended and Restated Receivables Purchase Agreement dated as of April 22, 2004, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i)f to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(i)(h)	Amendment to Purchase and Sale Agreement dated April 22, 2004, among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed as Exhibit 10(i)g to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004 and incorporated herein by reference).

10(i)(i)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 20, 2005, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed April 21, 2005 and incorporated herein by reference).

10(i)(j)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of December 1, 2005, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended November 30, 2005 and incorporated herein by reference).

10(i)(k)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 14, 2006, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i) to Commercial Metals’ Form 10-Q for the quarter ended May 31, 2006 and incorporated herein by reference).

10(i)(l)	First Amended and Restated $400,000,000 3 Year Credit Agreement, dated May 23, 2005, by and among Commercial Metals, Bank of America, N.A., the Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10.4 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(a)*	Employment Agreement of Murray R. McClean dated May 23, 2005 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(b)*	First Amendment to Employment Agreement, dated September 1, 2006 (filed as Exhibit 99.1 to Commercial Metals’ Form 8-K filed September 1, 2006 and incorporated herein by reference).

10(iii)(c)*	Key Employee Long-Term Performance Plan description (filed as Exhibit (10)(iii)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001 and incorporated hereby by reference).

10(iii)(d)*	Key Employee Annual Incentive Plan description (filed as Exhibit (10)(iii)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001 and incorporated hereby by reference).

10(iii)(e)*	Employment and Consulting Agreement of Marvin Selig dated as of June 7, 2002 (filed as Exhibit 10(iii)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002, and incorporated herein by reference).

10(iii)(f)*	Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(a) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(g)*	Consulting and Non-Competition Agreement, between Commercial Metals Company and Harry J. Heinkele dated as of September 24, 2004 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed September 29, 2004 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(iii)(h)*	Employment Agreement between Commercial Metals (International) AG and Hanns Zoellner dated January 2, 1998 (filed as Exhibit 10(iii)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(iii)(i)*	Commercial Metals Company 1996 Long-Term Incentive Plan (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2005 and incorporated herein by reference).

10(iii)(j)*	Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10(iii)(b) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(k)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(l)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(m)	Commercial Metals Company 2006 Cash Incentive Plan (filed as Exhibit 10(iii)(c) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(n)*	Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.1to Commercial Metals’ Form 8-K filed January 27, 2005 and incorporated herein by reference).

10(iii)(o)*	Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference)

10(iii)(p)*	Employment Agreement between Commercial Metals Company and Clyde P. Selig, dated February 6, 2006 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed February 7, 2006 and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated October 29, 2007, accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2007, into previously filed Registration Statements No. 033-61073, No. 033-61075, No. 333-27967 and No. 333-42648 on Form S-8 and Registration Statements No. 33-60809, No. 333-61379 and 333-144500 on Form S-3 (filed herewith).

31(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan.

**	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.