Form 10-Q
period 2007-11-30
COMMERCIAL METALS CO
filed 2008-01-09
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act.
Large accelerated filer ☑          Accelerated filer ☐          Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes	No
☐	☑
As of January 4, 2008, there were 116,583,404 shares of the Company’s common stock issued and outstanding excluding 12,477,260 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS

	November 30,	August 31,
(in thousands)	2007	2007

Current assets:
Cash and cash equivalents	$255,806	$419,275
Accounts receivable (less allowance for collection losses of $19,239 and $16,634)	1,101,751	1,082,713
Inventories	952,629	874,104
Other	93,694	82,760

Total current assets	2,403,880	2,458,852

Property, plant and equipment:
Land	66,680	54,387
Buildings and improvements	376,026	321,967
Equipment	1,127,032	1,095,672
Construction in process	177,898	118,298

	1,747,636	1,590,324
Less accumulated depreciation and amortization	(865,877)	(822,971)

	881,759	767,353
Goodwill	38,571	37,843
Other assets	236,759	208,615

	$3,560,969	$3,472,663

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 30,	August 31,
(in thousands except share data)	2007	2007

Current liabilities:
Accounts payable-trade	$509,129	$484,650
Accounts payable-documentary letters of credit	146,371	153,431
Accrued expenses and other payables	333,616	425,410
Income taxes payable and deferred income taxes	27,662	4,372
Notes payable	64,578	—
Current maturities of long-term debt	3,866	4,726

Total current liabilities	1,085,222	1,072,589

Deferred income taxes	37,146	31,977
Other long-term liabilities	128,459	109,813
Long-term debt	707,624	706,817

Total liabilities	1,958,451	1,921,196

Minority interests	3,264	2,900

Commitments and contingencies (see Note K)
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share:
authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 116,921,377 and 118,566,381 shares	1,290	1,290
Additional paid-in capital	360,881	356,983
Accumulated other comprehensive income	107,407	64,452
Retained earnings	1,350,130	1,296,631

	1,819,708	1,719,356
Less treasury stock:
12,139,287 and 10,494,283 shares at cost	(220,454)	(170,789)

Total stockholders’ equity	1,599,254	1,548,567

	$3,560,969	$3,472,663

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
	November 30,
(in thousands, except share data)	2007	2006

Net sales	$2,116,004	$1,892,719
Costs and expenses:
Cost of goods sold	1,855,380	1,605,182
Selling, general and administrative expenses	149,999	131,419
Interest expense	12,425	8,059

	2,017,804	1,744,660
Earnings from continuing operations before income taxes and minority interests	98,200	148,059
Income taxes	33,357	52,712

Earnings from continuing operations before minority interests	64,843	95,347
Minority interests (benefit)	(128)	4,628

Net earnings from continuing operations	64,971	90,719

Earnings (loss) from discontinued operations before taxes	6,450	(8,312)
Income taxes (benefit)	2,257	(2,943)

Net earnings (loss) from discontinued operations	4,193	(5,369)

Net earnings	$69,164	$85,350

Basic earnings per share
Earnings from continuing operations	$0.55	$0.77
Earnings (loss) from discontinued operations	0.04	(0.04)

Net earnings	$0.59	$0.73

Diluted earnings per share
Earnings from continuing operations	$0.54	$0.75
Earnings (loss) from discontinued operations	0.03	(0.04)

Net earnings	$0.57	$0.71

Cash dividends per share	$0.09	$0.06

Average basic shares outstanding	117,568,366	117,430,858

Average diluted shares outstanding	120,372,272	121,037,332

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	November 30,
(in thousands)	2007	2006

Cash Flows From (Used By) Operating Activities:
Net earnings	$69,164	$85,350
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	31,522	25,166
Minority interests	(128)	4,628
Provision for losses on receivables	605	633
Share-based compensation	4,206	2,299
Net gain on sale of assets and other	(189)	(3)
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase) decrease in accounts receivable	(29,337)	138,412
Decrease in accounts receivable sold	38,715	12,546
Increase in inventories	(31,923)	(90,778)
Increase in other assets	(1,324)	(8,927)
Decrease in accounts payable, accrued expenses, other payables and income taxes	(111,415)	(145,808)
Increase (decrease) in deferred income taxes	(25,368)	326
Increase in other long-term liabilities	13,003	18,200

Net Cash Flows From (Used By) Operating Activities	(42,469)	42,044

Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(69,189)	(26,831)
Purchase of interests in CMC Zawiercie subsidiary	—	(61)
Sales of property, plant and equipment	299	224
Acquisitions, net of cash acquired	(18,757)	—

Net Cash Used By Investing Activities	(87,647)	(26,668)

Cash Flows From (Used By) Financing Activities:
Decrease in documentary letters of credit	(7,060)	(7,007)
Short-term borrowings, net change	34,359	(10,898)
Payments on long-term debt	(1,473)	(18,512)
Stock issued under incentive and purchase plans	337	1,290
Treasury stock acquired	(51,191)	—
Dividends paid	(10,671)	(7,075)
Tax benefits from stock plans	881	2,987

Net Cash Used By Financing Activities	(34,818)	(39,215)
Effect of Exchange Rate Changes on Cash	1,465	471

Decrease in Cash and Cash Equivalents	(163,469)	(23,368)
Cash and Cash Equivalents at Beginning of Year	419,275	180,719

Cash and Cash Equivalents at End of Period	$255,806	$157,351

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other	Unearned		Treasury Stock
	Number of		Paid-In	Comprehensive	Stock	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income	Compensation	Earnings	Shares	Amount	Total

Balance, September 1, 2007	129,060,664	$1,290	$356,983	$64,452	$—	$1,296,631	(10,494,283)	$(170,789)	$1,548,567

FIN 48 adjustment (Note H)						(4,994)			(4,994)
Comprehensive income:
Net earnings for three months ended November 30, 2007						69,164			69,164
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $2,098				47,401					47,401
Unrealized loss on derivatives, net of taxes of $1,473				(4,446)					(4,446)

Comprehensive income									112,119

Cash dividends						(10,671)			(10,671)
Treasury stock acquired							(1,745,145)	(51,191)	(51,191)
Stock issued under incentive and purchase plans			(1,189)				100,141	1,526	337
Amortization of share-based compensation			4,206						4,206
Tax benefits from stock plans			881						881

Balance, November 30, 2007	129,060,664	$1,290	$360,881	$107,407	$—	$1,350,130	(12,139,287)	$(220,454)	$1,599,254

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — QUARTERLY FINANCIAL DATA
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2007, and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and statements of earnings, cash flows and stockholders’ equity for the periods indicated. These Notes should be read in conjunction with such Form 10-K. The results of operations for the three month period are not necessarily indicative of the results to be expected for a full year.
NOTE B — ACCOUNTING POLICIES
Share-Based Compensation
See Note 9, Capital Stock, to the Company’s consolidated financial statements for the year ended August 31, 2007 for a description of the Company’s stock incentive plans.
The Company recognizes expense for its share-based payments in accordance with FAS 123(R). The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the remaining vesting period of previously issued awards. The Company recognized share-based compensation expense of $4.2 million ($0.02 per diluted share) and $2.3 million ($0.01 per diluted share) as a component of selling, general and administrative expenses for the three months ended November 30, 2007 and 2006, respectively. At November 30, 2007, the Company had $16.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 31 months. See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2007 for a description of the Company’s assumptions used to calculate share-based compensation.
Combined information for shares subject to options and SARs for the three months ended November 30, 2007 was as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

August 31, 2007
Outstanding	6,480,908	$14.74	$2.94 - $34.28
Exercisable	4,333,089	7.65	2.94 - 24.71
Granted	—	—	—
Exercised	(116,315)	7.22	2.94 - 24.57
Forfeited	(4,340)	30.25	24.57 - 34.28

November 30, 2007
Outstanding	6,360,253	14.86	$2.94 - 34.28
Exercisable	4,217,175	7.66	2.94 - 24.71

Share information for options and SARs at November 30, 2007:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price

$2.94 - 3.78	1,029,572	1.8	$3.50	1,029,572	$3.50
4.29 - 5.36	602,963	1.2	4.34	602,963	4.34
7.53 - 7.78	1,798,192	3.3	7.77	1,798,192	7.77
12.31 - 13.58	915,329	4.6	12.33	588,387	12.35
21.81 - 24.71	613,217	5.5	24.53	198,061	24.52
31.75 - 34.28	1,400,980	6.6	34.28	—	—

$2.94 - 34.28	6,360,253	4.0	$14.86	4,217,175	$7.66

None of the Company’s previously granted restricted stock awards vested during the three months ended November 30, 2007.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $39.0 million and $32.9 million at November 30, 2007 and August 31, 2007, respectively, and are included in other non-current assets. There were no significant changes in either the components or the lives of intangible assets during the three months ended November 30, 2007. Aggregate amortization expense for the three months ended November 30, 2007 and 2006 was $2.2 million and $0.8 million, respectively.
NOTE C — ACQUISITIONS
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
The total purchase price of these acquisitions was approximately $23.1 million ($19.1 million in cash and $4.0 million in installments payable). The Company has also committed to spend not less than $38 million over five years in capital expenditures for CMC Sisak and increase working capital by approximately $39 million. The following is a summary of the allocation of the total purchase price as of the date of the respective acquisitions, subject to change following management’s final determination of fair value:

(in thousands)

Accounts receivable	$5,750
Inventories	16,690
Other current assets	5,818
Property, plant and equipment	48,090
Goodwill	566
Intangible assets	4,991
Other assets	13,621
Liabilities	(72,439)

Net assets acquired	$23,087

The intangible assets acquired include customer base, trade name and non-compete agreements which will be amortized between 4 and 8 years.
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
At November 30, 2007 and August 31, 2007, accounts receivable of $346 million and $378 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at November 30, 2007 and August 31, 2007. The Company did not sell any undivided interests in the pool of receivables to the financial institution buyers during the three months ended November 30, 2007 and 2006, respectively.
In addition to the securitization program described above, the Company’s international subsidiaries in Australia, Europe and Poland and a domestic subsidiary in Mexico periodically sell accounts receivable. These arrangements also constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. The Company’s Australian subsidiary entered into an agreement with a financial institution to periodically sell certain trade accounts receivable up to a maximum of 97 million AUD ($86 million). The Australian program contains covenants in which our Australian subsidiary must meet certain coverage and tangible net worth levels. At November 30, 2007, our Australian subsidiary was in compliance with these covenants. Uncollected accounts receivable that had been sold under these arrangements and removed from the condensed consolidated balance sheets were $216.3 million and $151.7 million at November 30, 2007 and August 31, 2007, respectively. The average monthly amounts of these outstanding accounts receivable sold were $181.9 million and $69.5 million for the three months ended November 30, 2007 and 2006, respectively.
Discounts (losses) on domestic and international sales of accounts receivable were $2.8 million and $1.0 million for the three months ended November 30, 2007 and 2006, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE E — INVENTORIES
Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $236.3 million and $240.5 million at November 30, 2007 and August 31, 2007, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company’s inventories are in finished goods, with minimal work in process. Approximately $69.2 million and $66.4 million were in raw materials at November 30, 2007 and August 31, 2007, respectively.
NOTE F — DISCONTINUED OPERATIONS
During the fourth quarter of 2007, the Company’s Board approved the plan to offer to sell a division (Division) which is involved with the buying, selling and distribution of nonferrous metals, namely copper, aluminum and stainless steel semifinished products. The Company anticipates the sale will occur in fiscal 2008. The Division is presented as a discontinued operation in the condensed consolidated statements of earnings. During the first quarter of 2008, the Division recorded LIFO income of $6.5 million as compared to LIFO expense of $7.4 million in the first quarter of 2007.

The Division is in the International Fabrication and Distribution segment. Various financial information for the Division is as follows:

	November 30, 2007	August 31, 2007
Current assets	$78,230	$93,385
Noncurrent assets	2,459	1,795
Current liabilities	17,822	34,889
Noncurrent liabilities	598	874

	Three Months Ended
	November 30,
	2007	2006
Revenue	86,863	93,825
Earnings (loss) before taxes	6,450	(8,312)
NOTE G — CREDIT ARRANGEMENTS
At November 30, 2007, and August 31, 2007, no borrowings were outstanding under our commercial paper program or related revolving credit agreements. The Company was in compliance with all covenants at November 30, 2007.
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
Long-term debt was as follows:

	November 30,	August 31,
(in thousands)	2007	2007

6.75% notes due February 2009	$100,000	$100,000
5.625% notes due November 2013	200,000	200,000
6.50% notes due July 2017	400,000	400,000
Other, including equipment notes	11,490	11,543

	711,490	711,543
Less current maturities	3,866	4,726

	$707,624	$706,817

As of November 30, 2007, the Company was in compliance with all debt requirements for these notes. Interest on these notes is payable semiannually.
CMCZ Zawiercie (CMCZ) has a revolving credit facility with maximum borrowings of 100 million PLN ($40.9 million) bearing interest at the Warsaw Interbank Offered Rate (WIBOR) plus 0.5% and collateralized by CMCZ’s accounts receivable. This facility expires May 9, 2008. At November 30, 2007, no amounts were outstanding under this facility. The revolving credit facility contains certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at November 30, 2007. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
CMC Poland, a wholly-owned subsidiary of the Company, owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMC Poland issued equipment notes under a term agreement dated September 2005 with 23.7 million PLN ($9.7 million) outstanding at November 30, 2007. Installment payments under these notes are due through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus any applicable margin. The weighted average rate as of November 30, 2007 was 4.95%. The notes are substantially secured by the equipment.
As of November 30, 2007, CMC International, a wholly-owned subsidiary of the Company, had 182.2 million HRK ($36.8 million) outstanding under two short-term notes maturing in December 2007. The notes were used to finance working capital for CMC Sisak, the Croatia mill acquired during the first quarter of 2008. The interest rates on the notes were 10.7% and 11.55%, respectively. The notes are not collateralized and do not contain any financial covenants. The notes were subsequently paid off in December 2007.
In September, 2007, CMC Sisak issued notes to banks with maximum borrowings of 140 million HRK ($28.3 million) due on September 5, 2008 to repay the short-term loans used to finance working capital for CMC Sisak. As of November 30, 2007, the notes had an outstanding balance of 136.4 million HRK ($27.8 million). The interest is based on the weighted average value of the reported annual yield in respect to the uniform price for 91 day treasury bills issued by the Ministry of Finance of the Republic of Croatia, currently at 4.99%. The notes are not collateralized and do not contain any financial covenants. The notes are guaranteed by CMC International.
Interest of $7.4 million and $8.6 million was paid in the three months ended November 30, 2007 and 2006, respectively.
NOTE H — INCOME TAXES
The Company paid $5.9 million and $20 million in income taxes during the three months ended November 30, 2007 and 2006, respectively.
Reconciliations of the United States statutory rates to the Company’s effective tax rates were as follows:

	Three Months Ended
	November 30,
	2007	2006

Statutory rate	35.0%	35.0%
State and local taxes	1.5	2.4
Extraterritorial Income Exclusion (ETI)	—	(0.1)
Foreign rate differential	(1.7)	(1.4)
Domestic production activity deduction	(1.0)	(0.7)
Other	0.2	0.4

Effective rate	34.0%	35.6%

On September 1, 2007, the Company adopted FIN 48, ''Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,’’ for accounting for uncertainty in income taxes recognized in our financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company recognized an asset of $0.8 million and an increase to reserves of $5.8 million related to uncertain tax positions, including $1.6 million in interest and penalties, which were accounted for as a net reduction of $5.0 million to the September 1, 2007 balance of retained earnings. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. If these uncertain tax positions were recognized, the impact on the effective tax rate would not be significant. The Company does not expect the total amounts of unrecognized benefits to significantly increase or decrease within the next 12 months.
The following is a summary of tax years subject to examination:
U.S Federal — 2005 and forward
U.S. States — 2003 and forward
Foreign — 2001 and forward
We closed the Internal Revenue Service (IRS) examinations of federal tax returns for fiscal years 2003 and 2004 during the last quarter of fiscal year 2007. The IRS is now examining our federal tax returns for fiscal years 2005 and 2006. We believe our recorded tax liabilities as of November 30, 2007 are sufficient and we do not anticipate any additional adjustments to be made by the IRS upon the completion of their examination.

NOTE I — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three months ended November 30, 2007 or 2006. The reconciliation of the denominators of the earnings per share calculations is as follows:

	Three Months Ended
	November 30,
	2007	2006

Average shares outstanding for basic earnings per share	117,568,366	117,430,858
Effect of dilutive securities-stock based incentive/purchase plans	2,803,906	3,606,474

Average shares outstanding for diluted earnings per share	120,372,272	121,037,332

Stock Appreciation Rights (SARs) with total share commitments of 1,400,980 and 628,630 were antidilutive at November 30, 2007 and 2006 based on the average share price for the quarter of $30.71 and $24.40. The Company’s remaining outstanding stock options, restricted stock and SARS with total share commitments of 5,511,533 were dilutive at November 30, 2007. All stock options and SARs expire by 2014.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
On November 5, 2007, the Company’s board of directors authorized the purchase of an additional 5,000,000 shares of the Company’s common stock. During the first quarter of 2008, the Company purchased 1,745,145 shares of the Company’s common stock, at an average purchase price of $29.30 per share, and had authorization to purchase 4,479,640 shares at November 30, 2007.
NOTE J — DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. Forward contracts on natural gas may also be entered to reduce the price volatility of gas used in production. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in an immaterial amount of ineffectiveness in the statements of earnings and there were no components excluded from the assessment of hedge effectiveness for the three months ended November 30, 2007 and 2006. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following chart shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges:

	Three Months Ended
	November 30,
	2007	2006
(in thousands)	Earnings (Expense)

Net sales (foreign currency instruments)	$212	$111
Cost of goods sold (commodity instruments)	(246)	(2,206)
The Company’s derivative instruments were recorded as follows on the condensed consolidated balance sheets:

	November 30,	August 31,
(in thousands)	2007	2007

Derivative assets (other current assets)	$8,486	$7,484
Derivative liabilities (other payables)	9,811	4,878
The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the three months ended November 30, 2007 (in thousands):

Change in market value (net of taxes)	$(3,893)
Loss reclassified into net earnings, net	(553)

Other comprehensive loss—unrealized loss on derivatives	$(4,446)

During the twelve months following November 30, 2007, $0.8 million in losses related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $0.1 million in gains will be reclassified as interest expense related to an interest rate lock.
All of the instruments are highly liquid, and none are entered into for trading purposes.
NOTE K — CONTINGENCIES
See Note 11, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2007 relating to environmental and other matters. There have been no significant changes to the matters noted therein. In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provision has been made in the condensed consolidated financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular quarter.
Guarantees The Company has entered into guarantee agreements with certain banks in connection with credit facilities granted by the banks to various suppliers of the Company. The fair value of the guarantees are negligible. All of the guarantees listed in the table below reflect the Company’s exposure as of November 30, 2007 and are required to be completed within 3 years.

		Maximum	Maximum
Origination	Guarantee	Credit	Company
Date	With	Facility	Exposure

May 2006	Bank	$15 million	$0.6 million
February 2007	Bank	80 million	7.0 million
February 2007	Bank	30 million	1.0 million

NOTE L — BUSINESS SEGMENTS
The Company’s reportable segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.
Prior to September 1, 2007, the Company structured the business into the following five reportable segments: domestic mills, CMCZ, domestic fabrication, recycling and marketing and distribution. However, during the first quarter of fiscal year 2008, the Company implemented a new organization structure. As a result, the Company now structures the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication and Distribution, International Mills and International Fabrication and Distribution.
The following is a summary of certain financial information by reportable segment:

	Three Months Ended November 30, 2007
	Americas			International			Eliminations/
			Fabrication		Fabrication		Discontinued
(in thousands)	Recycling	Mills	& Distribution	Mills	& Distribution	Corporate	Operations	Consolidated

Net sales—unaffiliated customers	$369,262	$281,089	$637,800	$166,737	$741,813	$6,166	$(86,863)	$2,116,004
Intersegment sales	56,103	121,721	9,063	1,441	15,579	—	(203,907)	—

Net sales	425,365	402,810	646,863	168,178	757,392	6,166	(290,770)	2,116,004

Adjusted operating profit (loss)	16,877	69,213	30,436	(577)	26,559	(14,281)	(8,430)	119,797

Goodwill — November 30, 2007	7,467	—	29,051	—	2,053	—	—	38,571
Total assets — November 30, 2007	317,849	552,490	1,094,862	460,999	789,135	345,634	—	3,560,969

	Three Months Ended November 30, 2006
	Americas			International			Eliminations/
			Fabrication		Fabrication		Discontinued
(in thousands)	Recycling	Mills	& Distribution	Mills	& Distribution	Corporate	Operations	Consolidated

Net sales—unaffiliated customers	$361,822	$248,189	$614,213	$156,358	$601,370	$4,592	$(93,825)	$1,892,719
Intersegment sales	55,712	97,037	1,103	5,769	13,117	—	(172,738)	—

Net sales	417,534	345,226	615,316	162,127	614,487	4,592	(266,563)	1,892,719

Adjusted operating profit (loss)	21,984	72,213	28,899	25,887	10,412	(7,785)	(2,676)	148,934

Goodwill — November 30, 2006	6,974	—	27,006	—	1,819	—	—	35,799
Total assets — November 30, 2006	292,643	464,703	955,365	313,646	633,721	192,039	—	2,852,117
The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Three Months Ended
	November 30,
(in thousands)	2007	2006

Net earnings	$69,164	$85,350
Minority interests	(128)	4,628
Income taxes	35,614	49,769
Interest expense	12,378	8,228
Discounts on sales of accounts receivable	2,769	959

Adjusted operating profit	$119,797	$148,934
Adjusted operating profit (loss) from discontinued operations	6,801	(7,981)

Adjusted operating profit from continuing operations	$112,996	$156,915

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended
	November 30,
(in thousands)	2007	2006

Major product information:
Steel products	$1,328,753	$1,172,349
Nonferrous scrap	207,656	268,015
Industrial materials	237,637	194,320
Non-ferrous products	78,119	73,397
Ferrous scrap	163,110	99,435
Construction materials	73,617	61,790
Other	27,112	23,413

Net sales*	$2,116,004	$1,892,719

	Three Months Ended
	November 30,
(in thousands)	2007	2006

Geographic area:
United States	$1,249,192	$1,108,191
Europe	441,115	397,854
Asia	182,087	201,275
Australia/New Zealand	148,808	108,670
Other	94,802	76,729

Net sales*	$2,116,004	$1,892,719

*	Excludes a division classified as discontinued operations. See Note F.
NOTE M — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has an agreement for steel purchases with a key supplier of which the Company owns an 11% interest. Net sales to this related party were $85 million and $66 million for the three months ended November 30, 2007 and 2006, respectively. The total amounts of purchases from this supplier were $102 million and $80 million for the three months ended November 30, 2007 and 2006, respectively. Accounts receivable from the affiliated company were $42 million and $34 million at November 30, 2007 and 2006, respectively. Accounts payable to the affiliated company were $28 million and $20 million at November 30, 2007 and 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis should be read in conjunction with our Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended August 31, 2007.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are not different from the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K filed with the SEC for the year ended August 31, 2007 and are, therefore, not presented herein.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Increase
	November 30,		%
(in millions)	2007	2006

Net sales*	$2,116.0	$1,892.7	12%
Net earnings	69.2	85.4	(19)%
EBITDA	148.7	168.5	(12)%

*	Excludes the net sales of a division classified as discontinued operations.
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

	Three Months Ended		Increase
	November 30,		%
(in millions)	2007	2006

Net earnings	$69.2	$85.4	(19)%
Interest expense	12.4	8.2	51%
Income taxes	35.6	49.8	(29)%
Depreciation and amortization	31.5	25.1	25%

EBITDA	$148.7	$168.5	(12)%
EBITDA (loss) from discontinued operations	6.9	(7.9)	187%

EBITDA from continuing operations	$141.8	$176.4	(20)%
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

Overview During the first quarter of 2008, our net earnings and EBITDA decreased 19% to $69.2 million and 12% to $148.7 million, respectively, as compared to the record first quarter of 2007. The following financial events were significant during our first quarter ended November 30, 2007:
•	We reported our highest net sales ever for the first quarter of 2008.

•	We experienced favorable foreign exchange rates during the first quarter of 2008 as compared to 2007 which resulted in an increase in net sales of approximately 3%.

•	Net sales of the Americas Recycling segment increased slightly compared to prior year but adjusted operating profit decreased 23% primarily due to the margin squeeze caused by the increased price of ferrous scrap.

•	Net sales of the Americas Mills segment increased 17% over prior year but adjusted operating profit declined 4% primarily due to a lower average metal margin resulting from an 18% increase in the price of processed ferrous scrap.

•	Our Americas Fabrication and Distribution segment had strong results during the first quarter and net sales and adjusted operating profit rose 5% over the prior year mainly due to a 13% increase in average selling price.

•	Our International Mills segment reported a slight adjusted operating loss as compared to last year’s record first quarter adjusted operating profit of $26 million caused primarily from the end of a country-wide inventory overhang in Poland and our start up costs at our mill in Croatia, acquired during the first quarter of 2008.

•	Our International Fabrication and Distribution segment had its best first quarter ever achieving adjusted operating profit of $27 million, an increase of 156% over prior year driven by strong performance in raw materials and inter-Asian trade.

•	We recorded pre-tax LIFO income of $4.3 million ($0.02 per diluted share) compared to pre-tax LIFO expense of $10.1 million ($0.05 per diluted share) for the first quarter of 2007.

•	Expense of $10.3 million and capital expenditures of $16.7 million were recorded during the first quarter of 2008 as compared to expense of $0.7 million during the first quarter of 2007 related to the global implementation of SAP.

•	Two acquisitions with a purchase price of $23 million were made during the first quarter of 2008.

SEGMENT OPERATING DATA
See Note L — Business Segments, to the condensed consolidated financial statements.
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes, minority interests and financing costs. The following tables show our net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended
	November 30,
(in thousands)	2007	2006

NET SALES:

Americas Recycling	$425,365	$417,534
Americas Mills	402,810	345,226
Americas Fabrication and Distribution	646,863	615,316
International Mills*	168,178	162,127
International Fabrication and Distribution	757,392	614,487
Corporate and Eliminations	(197,741)	(168,146)
Discontinued Operations	(86,863)	(93,825)

	$2,116,004	$1,892,719

*	Dollars are before minority interests.

	Three Months Ended
	November 30,
(in thousands)	2007	2006

ADJUSTED OPERATING PROFIT (LOSS):

Americas Recycling	$16,877	$21,984
Americas Mills	69,213	72,213
Americas Fabrication and Distribution	30,436	28,899
International Mills*	(577)	25,887
International Fabrication and Distribution	26,559	10,412
Corporate and Eliminations	(22,711)	(10,461)
Discontinued Operations	6,801	(7,981)

*	Dollars are before minority interests.
LIFO Impact on Adjusted Operating Profit — LIFO is an inventory costing method that assumes the most recent inventory purchases or goods manufactured are sold first. This results in current sales prices offset against current inventory costs. In periods of rising prices it has the effect of eliminating inflationary profits from net income. In periods of declining prices it has the effect of eliminating deflationary losses from net income. In either case the goal is to reflect economic profit. The table below reflects LIFO income or (expense) representing decreases or (increases) in the LIFO inventory reserve. International Mills is not included in this table as it uses FIFO valuation exclusively for its inventory:

	Three Months Ended
	November 30,
(in thousands)	2007	2006

Americas Recycling	$(1,832)	$(1,197)
Americas Mills	3,863	(3,971)
Americas Fabrication and Distribution	(4,307)	2,447
International Fabrication and Distribution*	6,538	(7,426)

Consolidated increase (decrease) to adjusted profit before tax	$4,262	$(10,147)

*	LIFO income (expense) includes a division classified as discontinued operations.

Americas Recycling The Americas Recycling segment had net sales of $425 million during the first quarter of 2008 compared to $418 million from prior year’s first quarter. Adjusted operating profit decreased by 23% to $16.9 million compared with $22 million in the prior year, primarily due to a decrease in metal margins as ferrous margins were compressed due to shredder overcapacity primarily impacting the Texas and Louisiana markets and a decrease in the total volume processed and shipped. LIFO expense for the quarter was $1.8 million compared to $1.2 million from the prior year’s first quarter. Our strategy in volatile or steady markets remains the same; focus on rapid inventory turnover. As compared to last year’s first quarter, the average ferrous scrap sales price increased by 23% to $234 per ton while ferrous shipments remained flat to last year’s first quarter. The average nonferrous scrap sales price for the quarter remained flat to last year’s first quarter and nonferrous shipments were 13% lower at 76 thousand tons. The total volume of scrap processed equaled 787 thousand tons against 798 thousand tons in last year’s first quarter.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended		Increase
	November 30,		(Decrease)
	2007	2006	Amount	%

Ferrous sales price	$234	$190	$44	23%
Nonferrous sales price	$2,901	$2,895	$6	0%
Ferrous tons shipped	706	704	2	0%
Nonferrous tons shipped	76	87	(11)	(13%)
Total volume processed and shipped	787	798	(11)	(1%)
Americas Mills We include our four domestic steel minimills and our copper tube minimill in our Americas Mills segment. Our Americas Mills segment’s adjusted operating profit for the first quarter of 2008 decreased 4% to $69.2 million as compared to the prior year’s first quarter despite an increase in net sales of 17% to $402.8 million.
Selling prices for our domestic steel minimills increased for the first quarter of 2008 as compared to 2007 due to strong domestic demand for steel including public works and nonresidential construction markets. Our average total mill selling price for the first quarter of 2008 was $28 per ton above last year’s first quarter.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended		Increase
	November 30,		(Decrease)
	2007	2006	$	%

Average mill selling price (finished goods)	$615	$571	$44	8%
Average mill selling price (total sales)	585	557	28	5%
Average ferrous scrap production cost	246	208	38	18%
Average metal margin	339	349	(10)	(3)%
Average ferrous scrap purchase price	231	183	48	26%
Overall, our mills’ shipments were up by 13% for the first quarter of 2008 as compared to 2007. The table below reflects our domestic steel minimills’ operating statistics (short tons in thousands):

	Three Months Ended		Increase
	November 30,		(Decrease)
	2007	2006	Amount	%

Tons melted	566	532	34	6%
Tons rolled	487	531	(44)	(8%)
Tons shipped	594	526	68	13%

All four of our domestic steel minimills were profitable during the first quarter of fiscal 2008. Overall our domestic steel mills had pretax LIFO income of $2.9 million during the first quarter of 2008 as compared to $3.9 million LIFO expense for 2007. Our adjusted operating profit was down as compared to the first quarter of 2007 primarily due to the decline in metal margins of 3% resulting from an 18% increase in the price of ferrous scrap consumed. Additionally, total margins were negatively impacted by an increase in electrode and ferroalloys of $8.4 million or 68% over the same quarter last year.
Our copper tube minimill’s adjusted operating profit was $3.3 million for the first quarter of 2008, as compared to $3.4 million in 2007. While selling prices continue to increase, our results were adversely impacted by lower metal margins compared to the first quarter of 2007. As residential housing remains weak, we continue to emphasize HVAC products. Our shipments for the first quarter of 2008 increased 13% as compared to 2007. The decline in the metal margin of 8% or $0.09 from last year’s first quarter resulted from an increase in our copper scrap production costs in excess of our copper tube selling prices. For the quarter just ended, LIFO income was $1 million as compared to no significant LIFO impact for the first quarter of 2007.
The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended
	November 30,		Increase (Decrease)
	2007	2006	Amount	%

Pounds shipped (in millions)	11.7	10.4	1.3	13%
Pounds produced (in millions)	11.6	10.1	1.5	15%
Average selling price	$4.29	$4.17	$0.12	3%
Average copper scrap production cost	$3.26	$3.05	$0.21	7%
Average metal margin	$1.03	$1.12	($0.09)	(8%)
Average copper scrap purchase price	$3.28	$3.26	$0.02	1%
Americas Fabrication and Distribution For the quarter just ended, our Americas Fabrication and Distribution segment reported net sales and adjusted operating profit of $647 million and $30.4 million, an increase of $31.5 million and $1.5 million, respectively, over last year’s first quarter because of stronger sales prices and stable steel costs. The adjusted operating profit was also impacted by LIFO expense of $4.3 million as compared to LIFO income of $2.4 million for the prior year’s first quarter. Rebar, structural, construction-related products, joist and deck all resulted in improved profitability offset by a decline in post operations. Shipments from our fabrication plants totaled 428 thousand tons, 6% above the prior year’s first quarter, resulting from our deck operations which we acquired in April 2007. The average fabrication selling price increased 13% to $1,015 per ton resulting from higher average selling prices on rebar, joist and post and our deck operations. Our steel import business had an adjusted operating loss of $4.1 million for the first quarter of 2008 as compared to a loss of $3.9 million for 2007 with LIFO expense of $3.9 million and $6.8 million for the same periods, respectively. Our domestic fabrication plant’s shipments and average selling prices per ton were as follows:

	Three Months Ended
	November 30,		Increase (Decrease)
	2007	2006	Amount	%

Average selling prices*
Rebar	$849	$796	$53	7%
Joist	1,296	1,136	160	14%
Structural	2,246	2,351	(105)	(4%)
Post	730	713	17	2%
Deck	1,297	—	1,297	100%

*	Excludes stock and buyout sales.

Tons shipped (in Thousands)
Rebar	262	284	(22)	(8%)
Joist	81	79	2	3%
Structural	18	18	0	0%
Post	19	23	(4)	(17%)
Deck	48	—	48	100%
International Mills Our International Mills operations generated net sales of $168 million and adjusted operating loss of $0.6 million for the first quarter of 2008 as compared with net sales of $162 million and a record adjusted operating profit of $25.9 million, respectively, for 2007. Our sales were positively impacted by favorable foreign exchange rates which resulted in an increase in net sales of approximately 14%. Our Polish operations suffered from a country-wide inventory overhang which resulted in a decline in tons shipped of 14%. Our metal margin was negatively impacted by a decrease in average selling price of 3% to PLN 1,489 from PLN 1,529 coupled with an increase of 4% in the ferrous scrap purchase price to PLN 753 from PLN 725.
Additionally, our results were negatively impacted by the operations of our mill in Croatia (CMC Sisak) which was acquired in September 2007. CMC Sisak had an operating loss, representing both operating and start up activities, of $4.5 million for the first quarter of 2008. CMC Sisak produced 4,900 tons and sold 9,400 tons.
The following table reflects operating statistics and average prices per short ton of our Polish minimill operations:

	Three Months Ended
	November 30,				Increase (Decrease)
	2007		2006		Amount		%

Tons melted (thousands)	294		358		(64)		(18%)
Ton rolled (thousands)	242		296		(54)		(18%)
Tons shipped (thousands)	268		312		(44)		(14%)
Average mill selling price (total sales)	1489	PLN	1529	PLN	(40	)PLN	(3%)
Average ferrous scrap production cost	866	PLN	816	PLN	50	PLN	6%
Average metal margin	623	PLN	713	PLN	(90	)PLN	(13%)
Average ferrous scrap purchase price	753	PLN	725	PLN	28	PLN	4%
Average mill selling price (total sales)	$570		$496		$74		15%
Average ferrous scrap production cost	$332		$264		$68		26%
Average metal margin	$238		$232		$6		3%
Average ferrous scrap purchase price	$288		$235		$53		23%

International Fabrication and Distribution Our International Fabrication and Distribution segment’s net sales increased by 23% to $757 million while adjusted operating profit increased by 156% to $26.6 million for the first quarter of 2008 as compared to 2007. Our sales were positively impacted by favorable foreign exchange rates which resulted in an increase in net sales of approximately 5%. These results were driven by strong performance in raw materials and inter-Asian trade. LIFO income of $6.5 million in the quarter is a major swing from last year’s first quarter LIFO expense of $7.4 million. The LIFO income resulted from decreases in inventory, caused mainly from liquidation of inventory at our division classified as a discontinued operation which is the only division in the International Fabrication and Distribution segment on the LIFO inventory basis.
Corporate and Eliminations Our corporate expenses for the first quarter of 2008 increased $12.9 million as compared to 2007 primarily due to an incremental $9.6 million in costs incurred for our investment in the global installment of SAP software. The increase in total assets is primarily due to the increased sale of receivables from the business segments to the Company’s wholly-owned subsidiary, CMCRV and capitalization of $50.2 million of software development cost since the SAP project’s inception.
Discontinued Operations The change in our division classified as a discontinued operation primarily resulted from LIFO income of $6.5 million recorded during the first quarter of 2008 as compared to LIFO expense of $7.4 million recorded during the first quarter of 2007.
CONSOLIDATED DATA
On a consolidated basis, the LIFO method of inventory valuation increased our net earnings on a pre-tax basis by $4.3 million (2 cents per diluted share) for the first quarter of 2008 as compared to decreasing our net earnings on a pre-tax basis by $10.1 million (5 cents per diluted share) for the first quarter of 2007.
Our overall selling, general and administrative expenses increased by $18.6 million (14%) for the first quarter of 2008 as compared to 2007 primarily from increases in salary and other compensation related costs due to growth and expenses related to the implementation of SAP. Foreign currency fluctuations had minimal impact on selling, general and administrative expenses for the first quarter of 2008 as compared to 2007.
Interest expense increased by $4.2 million (51%) for the first quarter of 2008 as compared to 2007 due primarily to higher average debt balances outstanding.
Our overall effective tax rate for the first quarter of 2008 decreased to 34.0% as compared to 35.6% in 2007 due mainly to a shift in profitability in those domestic jurisdictions subject to state taxes.
CONTINGENCIES
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

OUTLOOK
Our second quarter (winter quarter) is likely to be our slowest quarter for fiscal 2008. In the U.S., our recycling business should benefit from higher ferrous scrap prices although flows are typically lower at this time of year. The nonferrous scrap business should be steady with respect to shipments and higher selling prices although rapidly increasing ferrous scrap prices may cause a temporary margin squeeze. Our copper tube mill may be impacted by a period of destocking after Wolverine’s announced plant closure, however, this situation should be short lived.
Our fabrication and distribution business in the U.S. is likely to have mixed results. While backlogs remain positive, fabrication shipments are likely to slow due to seasonal factors and there may be a subsequent margin squeeze due to rising steel prices. Our steel import distribution business is expected to further decline.
Internationally, we forecast improving market conditions in Poland as steel prices increase and the destocking period ends. However, the strong Polish zloty should continue to limit our export opportunities. In Croatia, we anticipate a gradual improvement with an operating loss of $2 to $3 million. Our raw materials business should remain strong. Our steel distribution businesses in Asia, Europe and Australia should also be positive.
We anticipate global infrastructure and nonresidential construction growth rates to remain strong. U.S. nonresidential construction activity should remain similar to 2007. Rising iron ore and ferrous scrap prices should result in significant steel price increases. In global markets, pricing is expected to be demand driven whereas in the U.S., supply driven due to low levels of both steel inventory and steel imports. We believe higher international steel prices are likely to be sustainable due to China’s recent significant reduction in steel exports which should continue throughout 2008.
LIQUIDITY AND CAPITAL RESOURCES
See Note G — Credit Arrangements, to the condensed consolidated financial statements.
Our sources, facilities and availability of liquidity and capital resources as of November 30, 2007 (dollars in thousands):

	Total
Source	Facility	Availability

Commercial paper program*	$400,000	$372,425
Domestic accounts receivable securitization	200,000	200,000
International accounts receivable sales facilities	340,008	123,717
Bank credit facilities — uncommitted	1,125,113	627,841
Notes due from 2008 to 2013	700,000	**
Trade financing arrangements	**	As required
CMCZ revolving credit facility	40,900	40,900
CMC Sisak notes	28,283	723
CMCZ & CMC Poland equipment notes	10,537	—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $27.6 million of stand-by letters of credit issued as of November 30, 2007.

**	With our investment grade credit ratings and current industry conditions we believe we have access to cost-effective public markets for potential refinancing or the issuance of additional long-term debt.
Certain of our financing agreements, both domestically and at CMCZ, include various covenants, of which we were in compliance at November 30, 2007. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt. The CMC Sisak notes are guaranteed by CMC International.
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
During the first quarter of 2008, we used $42 million of net cash flows by operating activities as compared to generating $42 million for the prior year’s quarter. This change is primarily the result of a decrease in net earnings adjusted for non-cash items of $12.9 million and a decrease in cash used by operating cash flows for working capital of $71.6 million.
Significant fluctuations in working capital were as follows:
•	Decreased accrued expenses — annual incentive and discretionary compensation payments made in the first quarter.

•	Increased inventories — more in transit inventory and higher inventory costs in some divisions.
We expect our total capital spending for fiscal year 2008 to be approximately $494 million, including $96 million on the construction of the micro mill in Phoenix, Arizona, $84 million on SAP implementation and $20 million to start the installation of a new flexible section mill in CMCZ. We invested $69 million in property, plant and equipment during the first quarter just ended. We continuously assess our capital spending and reevaluate our requirements based upon current and expected results.
During the first quarter of 2008, we purchased 1,745,145 shares of our common stock as part of our stock repurchase program at an average price of $29.30 per share for a total of $51.2 million. Starting in the second quarter of 2008, the Company increased the quarterly dividend to 12 cents per share.
Our contractual obligations for the next twelve months of $1.3 billion are typically expenditures with normal revenue processing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of November 30, 2007:

	Payments Due By Period*
		Less than			More than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$711,490	$3,866	$107,567	$15	$600,042
Notes payable	64,578	64,578	—	—	—
Interest(2)	326,908	44,530	76,361	74,509	131,508
Operating leases(3)	150,625	38,889	57,041	28,752	25,943
Purchase obligations(4)	1,510,231	1,138,790	273,696	64,669	33,076

Total contractual cash obligations	$2,763,832	$1,290,653	$514,665	$167,945	$790,569

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the November 30, 2007 condensed consolidated balance sheet. See Note G, Credit Arrangements, to the condensed consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of November 30, 2007.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real estate leases in effect as of November 30, 2007.

(4)	About 82% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2007, we had committed $34.3 million under these arrangements. All of the commitments expire within one year.
See Note K — Contingencies, to the condensed consolidated financial statements regarding our guarantees.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required hereunder for the Company is not materially different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007, filed with the Securities Exchange Commission and is, therefore, not presented herein.
Also, see Note J — Derivatives and Risk Management, to the condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods, including controls and disclosures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective.
No change to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007, filed October 30, 2007, with the Securities and Exchange Commission.
     ITEM 1A. RISK FACTORS
Not Applicable.
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			As Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
As of September 1, 2007				1,224,785 (1)
September 1 — September 30, 2007	552 (2)	$28.225 (2)
October 1 — October 31, 2007	0	0
November 1 — November 30, 2007	0	$29.30	1,745,145	5,000,000 (3)
As of November 30, 2007	552 (2)	$29.30	1,745,145	4,479,640 (4)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced July 19, 2006.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.

(3)	Shares authorized to be purchased under the Company’s Share Repurchase Program publicly announced November 5, 2007.

(4)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced November 5, 2007.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
     ITEM 5. OTHER INFORMATION
     On January 8, 2008, the Company filed a Current Report on Form 8-K (the Form 8-K) for the purpose of conforming certain of its historical business segment information to reflect its realigned segment reporting structure, which the Company changed effective for the quarter ended November 30, 2007. The segment change is in accordance with the provisions of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, and reflects the manner in which the Company is currently managing its businesses. The Form 8-K updated certain information in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007 to reflect the segment change.
     All updates to the Company’s Annual Report on Form 10-K relate solely to the presentation of segment-specific disclosures on a basis consistent with the realigned segment reporting structure and have no effect on the Company’s previously reported results of operations, financial condition, or cash flows. All other information in the Annual Report on Form 10-K remains unchanged and has not been otherwise updated for events occurring after the date of the Annual Report on Form 10-K.
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

COMMERCIAL METALS COMPANY
/s/ William B. Larson
January 9, 2008	William B. Larson
Senior Vice President & Chief Financial Officer

/s/ Leon K. Rusch
January 9, 2008	Leon K. Rusch
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).