Form 10-Q
period 2008-02-29
COMMERCIAL METALS CO
filed 2008-04-09
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 4, 2008, there were 114,115,445 shares of the Company’s common stock issued and outstanding excluding 14,945,219 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS

	February 29,	August 31,
(in thousands)	2008	2007

Current assets:
Cash and cash equivalents	$75,435	$419,275
Accounts receivable (less allowance for collection losses of $19,323 and $16,495)	1,173,078	1,082,713
Inventories	986,782	874,104
Other	134,142	82,760

Total current assets	2,369,437	2,458,852

Property, plant and equipment:
Land	70,346	54,387
Buildings and improvements	386,874	321,967
Equipment	1,195,077	1,095,672
Construction in process	182,958	118,298

	1,835,255	1,590,324
Less accumulated depreciation and amortization	(893,121)	(822,971)

	942,134	767,353
Goodwill	41,509	37,843
Other assets	244,032	208,615

	$3,597,112	$3,472,663

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 29,	August 31,
(in thousands except share data)	2008	2007

Current liabilities:
Accounts payable-trade	$573,786	$484,650
Accounts payable-documentary letters of credit	144,039	153,431
Accrued expenses and other payables	365,656	425,410
Deferred income taxes	4,369	4,372
Commercial paper	39,990	—
Notes payable	29,613	—
Current maturities of long-term debt	104,429	4,726

Total current liabilities	1,261,882	1,072,589

Deferred income taxes	36,641	31,977
Other long-term liabilities	122,130	109,813
Long-term debt	606,623	706,817

Total liabilities	2,027,276	1,921,196

Minority interests	4,780	2,900
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share: authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 114,060,280 and 118,566,381 shares	1,290	1,290
Additional paid-in capital	367,196	356,983
Accumulated other comprehensive income	127,178	64,452
Retained earnings	1,375,947	1,296,631

	1,871,611	1,719,356
Less treasury stock: 15,000,384 and 10,494,283 shares at cost	(306,555)	(170,789)

Total stockholders’ equity	1,565,056	1,548,567

	$3,597,112	$3,472,663

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands, except share data)	2008	2007	2008	2007

Net sales	$2,254,168	$1,908,314	$4,370,172	$3,801,033
Costs and expenses:
Cost of goods sold	2,016,397	1,656,237	3,871,777	3,261,419
Selling, general and administrative expenses	157,411	137,370	307,410	268,789
Interest expense	14,033	8,545	26,458	16,604

	2,187,841	1,802,152	4,205,645	3,546,812
Earnings from continuing operations before income taxes and minority interests	66,327	106,162	164,527	254,221
Income taxes	22,923	37,353	56,280	90,065

Earnings from continuing operations before minority interests	43,404	68,809	108,247	164,156
Minority interests	391	4,648	263	9,276

Net earnings from continuing operations	43,013	64,161	107,984	154,880

Earnings (loss) from discontinued operations before taxes	(4,229)	2,193	2,221	(6,119)
Income taxes (benefit)	(991)	433	1,266	(2,510)

Net earnings (loss) from discontinued operations	(3,238)	1,760	955	(3,609)

Net earnings	$39,775	$65,921	$108,939	$151,271

Basic earnings per share
Earnings from continuing operations	$0.37	$0.55	$0.93	$1.32
Earnings (loss) from discontinued operations	(0.02)	0.01	0.01	(0.03)

Net earnings	$0.35	$0.56	$0.94	$1.29

Diluted earnings per share
Earnings from continuing operations	$0.36	$0.53	$0.90	$1.28
Earnings (loss) from discontinued operations	(0.02)	0.01	0.01	(0.03)

Net earnings	$0.34	$0.54	$0.91	$1.25

Cash dividends per share	$0.12	$0.09	$0.21	$0.15

Average basic shares outstanding	115,139,693	117,266,573	116,354,030	117,348,716

Average diluted shares outstanding	118,028,571	121,807,414	119,200,422	121,422,373

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	February 29,	February 28,
(in thousands)	2008	2007

Cash Flows From (Used By) Operating Activities:
Net earnings	$108,939	$151,271
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	63,873	49,021
Minority interests	263	9,276
Provision for losses on receivables	1,424	41
Share-based compensation	9,068	5,358
Net loss (gain) on sale of assets and other	102	(28)
Asset impairment	409	1,390
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(89,404)	42,145
Accounts receivable sold	37,369	95,255
Inventories	(48,403)	(92,453)
Other assets	(70,486)	(57,958)
Accounts payable, accrued expenses, other payables and income taxes	(59,406)	(133,079)
Deferred income taxes	(8,051)	(2,136)
Other long-term liabilities	4,772	19,673

Net Cash Flows From (Used By) Operating Activities	(49,531)	87,776

Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(144,446)	(75,100)
Purchase of minority interests in CMC Zawiercie	(130)	(61)
Sales of property, plant and equipment	663	467
Acquisitions, net of cash acquired	(21,040)	(10,633)

Net Cash Flows Used By Investing Activities	(164,953)	(85,327)

Cash Flows From (Used By) Financing Activities:
Decrease in documentary letters of credit	(9,392)	(12,191)
Short-term borrowings, net change	38,309	(60,000)
Payments on long-term debt	(1,201)	(18,787)
Stock issued under incentive and purchase plans	12,808	14,024
Treasury stock acquired	(151,530)	(17,744)
Dividends paid	(24,629)	(17,748)
Tax benefits from stock plans	4,101	5,068

Net Cash Flows Used By Financing Activities	(131,534)	(107,378)
Effect of Exchange Rate Changes on Cash	2,178	375

Decrease in Cash and Cash Equivalents	(343,840)	(104,554)
Cash and Cash Equivalents at Beginning of Year	419,275	180,719

Cash and Cash Equivalents at End of Period	$75,435	$76,165

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total

Balance, September 1, 2007	129,060,664	$1,290	$356,983	$64,452	$1,296,631	(10,494,283)	$(170,789)	$1,548,567
FIN 48 adjustment (Note H)					(4,994)			(4,994)
Comprehensive income:
Net earnings for six months ended February 29, 2008					108,939			108,939
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $1,874				68,611				68,611
Unrealized loss on derivatives, net of taxes of $1,767				(5,885)				(5,885)

Comprehensive income								171,665

Cash dividends					(24,629)			(24,629)
Treasury stock acquired						(5,412,238)	(151,530)	(151,530)
Stock issued under incentive and purchase plans			(2,356)			880,731	15,164	12,808
Restricted stock			(700)			36,000	700
Amortization of share-based compensation			9,168			(10,594)	(100)	9,068
Tax benefits from stock plans			4,101					4,101

Balance, February 29, 2008	129,060,664	$1,290	$367,196	$127,178	$1,375,947	(15,000,384)	$(306,555)	$1,565,056

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
NOTE B — ACCOUNTING POLICIES
Stock-Based Compensation
See Note 9, Capital Stock, to the Company’s consolidated financial statements for the year ended August 31, 2007 on Form 10-K for a description of the Company’s stock incentive plans.
The Company recognized share-based compensation expense of $4.9 million and $3.1 million ($0.03 and $0.02 per diluted share, respectively) for the three months ended February 29, 2008 and February 28, 2007, respectively, and $9.1 million and $5.4 million ($0.05 and $0.03 per diluted share, respectively) for the six months ended February 29, 2008 and February 28, 2007, respectively, as a component of selling, general and administrative expenses. The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the vesting period. At February 29, 2008, the Company had $12.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 28 months. See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2007 on Form 10-K for a description of the Company’s assumptions used to calculate share-based compensation.
Combined information for shares subject to options and SARs for the six months ended February 29, 2008 was as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

August 31, 2007
Outstanding	6,480,908	$14.74	$2.94 – 34.28
Exercisable	4,333,089	7.65	2.94 – 24.71
Granted	—	—	—
Exercised	(565,492)	6.17	2.94 – 24.57
Forfeited	(53,964)	28.98	12.31 – 34.28

February 29, 2008
Outstanding	5,861,452	15.43	3.64 – 34.28
Exercisable	3,769,598	7.88	3.64 – 34.28

Share information for options and SARs at February 29, 2008:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Exercisable	Price

$3.64 – 3.78	810,492	1.9	$3.64	810,492	$3.64
4.29 – 5.36	602,963	0.9	4.34	602,963	4.34
7.53 – 7.78	1,593,192	3.0	7.77	1,593,192	7.77
12.31 – 13.58	889,864	4.4	12.33	570,922	12.35
21.81 – 24.71	596,051	5.2	24.52	190,429	24.52
31.75 – 34.28	1,368,890	6.3	34.28	1,600	34.28

$3.64 – 34.28	5,861,452	3.8	$15.43	3,769,598	$7.88

Of the Company’s previously granted restricted stock awards, 33,986 and 32,000 shares vested during the six months ended February 29, 2008 and February 28, 2007, respectively.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $36.9 million and $32.9 million at February 29, 2008 and August 31, 2007, respectively. Aggregate amortization expense for the three months ended February 29, 2008 and February 28, 2007 was $1.7 million and $0.7 million, respectively. Aggregate amortization expense for each of the six months ended February 29, 2008 and February 28, 2007 was $4.0 million and $1.5 million, respectively.
Recent Accounting Pronouncements
In December 2007, The FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles for recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired business and goodwill acquired in a business combination. The Company is required to adopt the provisions of this statement in the fist quarter of fiscal 2010. This standard will impact our accounting treatment for future business combinations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB 51” (SFAS 160). SFAS 160 requires minority interests to be reported as equity on the balance sheet, changes the reporting of net earnings to include both the amounts attributable to the affiliate’s parent and the noncontrolling interest and clarifies the accounting for changes in the parent’s interest in an affiliate. The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2010. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE C — ACQUISITIONS
On September 19, 2007, the Company acquired all of the outstanding shares of Valjaonica Cijevi Sisak (VCS) from the Croatian Privatization Fund and Croatian government. VCS’s name has been changed to CMC Sisak d.o.o. (CMC Sisak). CMC Sisak is an electric arc furnace based steel pipe manufacturer located in Sisak, Croatia with annual capacity estimated at about 300,000 metric tons. The acquisition will expand the Company’s production capacity into tubular and other products in the key markets of Central and Eastern Europe.
On September 19, 2007, the Company acquired the operating assets of Economy Steel, Inc. of Las Vegas, Nevada. The acquired assets will operate under the new name of CMC Economy Steel. This operation is a rebar fabricator, placer, construction-related products supplier and steel service center. The acquisition fits the Company’s initiative for growth and expansion into a new geographic market. The acquisition will also support the development and success of the Company’s future mill in Arizona.
On December 30, 2007, the Company acquired a 70% interest in a newly incorporated business, CMC Albedo Metals which aquired an existing metals recycling business in Singapore.

The purchase price of these acquisitions was approximately $23.1 million ($21.4 million in cash and $1.7 million in installments payable). The Company also has committed to spend not less than $38 million over five years in capital expenditures for CMC Sisak and increase working capital by approximately $39 million. The following is a summary of the allocation of the purchase price as of the date of the respective acquisitions, subject to change following management’s final determination of fair value:

(in thousands)

Accounts receivable	$5,127
Inventories	17,663
Other current assets	6,877
Property, plant and equipment	50,239
Goodwill	3,313
Intangible assets	5,369
Other assets	13,270
Liabilities	(77,781)
Minority interest	(979)

Net assets acquired	$23,098

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
At February 29, 2008 and August 31, 2007, accounts receivable of $353 million and $378 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at February 29, 2008 and August 31, 2007, respectively. The Company did not sell any undivided interests in the pool of receivables to the financial institution buyers during the six months ended February 29, 2008 and February 28, 2007, respectively.
In addition to the securitization program described above, the Company’s subsidiaries in Australia, Europe, Poland and a domestic subsidiary periodically sell accounts receivable. These arrangements also constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. The Company’s Australian subsidiary entered into an agreement with a financial institution to periodically sell certain trade accounts receivable up to a maximum of 97 million AUD ($91 million). The Australian program contains covenants in which our Australian subsidiary must meet certain coverage and tangible net worth levels. At February 29, 2008, our Australian subsidiary was in compliance with these covenants. Uncollected accounts receivable that had been sold under these arrangements and removed from the condensed consolidated balance sheets were $214.9 million and $151.7 million at February 29, 2008 and August 31, 2007, respectively. The average monthly amounts of these outstanding accounts receivable sold were $191.8 million and $72.7 million for the six months ended February 29, 2008 and February 28, 2007, respectively.
Discounts (losses) on domestic and international sales of accounts receivable were $2.7 million and $1.4 million for the three months ended February 29, 2008 and February 28, 2007, respectively. For the six months ended February 29, 2008 and February 28, 2007, these discounts were $5.5 million and $2.3 million, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE E — INVENTORIES
Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $295.2 million and $240.5 million at February 29, 2008 and August 31, 2007, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the Company’s inventories are in finished goods, with minimal work in process. Approximately $68.9 million and $66.4 million were in raw materials at February 29, 2008 and August 31, 2007, respectively.
NOTE F – DISCONTINUED OPERATIONS
During the fourth quarter of 2007, the Company’s Board approved the plan to offer to sell a division (Division) which is involved with the buying, selling and distribution of nonferrous metals, namely copper, aluminum and stainless steel semifinished products. The Company anticipates the sale will occur in fiscal 2008. The Division is presented as a discontinued operation in the condensed consolidated statements of earnings. During the three and six months ended February 29, 2008, the Division recorded LIFO expense of $0.6 million and LIFO income of $5.9 million, respectively, as compared to LIFO income of $1.1 million and LIFO expense of $6.3 million for the three and six months ended February 28, 2007.
The Division is in the International Fabrication and Distribution segment. Various financial information for the Division is as follows:

	February 29,	August 31,
	2008	2007

Current assets	$82,993	$93,385
Noncurrent assets	2,519	1,795
Current liabilities	25,816	34,889
Noncurrent liabilities	592	874

	Three Months Ended		Six Months Ended
	February 29	February 28	February 29	February 28
	2008	2007	2008	2007

Revenue	$83,284	$107,461	$170,147	$201,286
Earnings (loss) before taxes	(4,229)	2,193	2,221	(6,119)
NOTE G – CREDIT ARRANGEMENTS
Borrowings outstanding under the Company’s commercial paper program were $40 million at February 29, 2008 and none at August 31, 2007. No borrowings were outstanding under the related revolving credit agreement at February 29, 2008 and August 31, 2007. The Company was in compliance with all covenants at February 29, 2008.
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
Long-term debt was as follows:

	February 29,	August 31,
(in thousands)	2008	2007

6.75% notes due February 2009	$100,000	$100,000
5.625% notes due November 2013	200,000	200,000
6.50% notes due July 2017	400,000	400,000
Other, including equipment notes	11,052	11,543

	711,052	711,543
Less current maturities	104,429	4,726

	$606,623	$706,817

As of February 29, 2008, the Company was in compliance with all debt requirements for these notes. Interest on these notes is payable semiannually.
CMC Zawiercie (CMCZ) has a revolving credit facility with maximum borrowings of 100 million PLN ($43.1 million) bearing interest at the Warsaw Interbank Offered Rate (WIBOR) plus 0.5% and collateralized by CMCZ’s accounts receivable.  This facility expires May 9, 2008.  At February 29, 2008, no amounts were outstanding under this facility.  The revolving credit facility contains certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at February 29, 2008. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
CMC Poland, a wholly-owned subsidiary of the Company, owns and operates equipment at the CMCZ mill site.  In connection with the equipment purchase, CMC Poland issued equipment notes under a term agreement dated September 2005 with 13.9 million PLN ($6.0 million) outstanding at February 29, 2008.  Installment payments under these notes are due through 2010.  Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus any applicable margin.  The weighted average rate as of February 29, 2008 was 5.8%.  The notes are secured by the shredder equipment.
In September, 2007, CMC Sisak issued notes to banks with maximum borrowings of 140 million HRK ($29.3 million) due on September 5, 2008. As of February 29, 2008, the notes had an outstanding balance of 136.4 million HRK ($28.5 million). The interest is based on the weighted average value of the reported annual yield in respect to the uniform price for 91 day treasury bills issued by the Ministry of Finance of the Republic of Croatia, currently at 4.99%. The notes are not collateralized and do not contain any financial covenants. The notes are guaranteed by CMC International.
Interest of $27.5 million and $17.2 million was paid in the six months ended February 29, 2008 and February 28, 2007, respectively. The Company capitalized interest of $1.9 million and $0.3 million for the six months ended February 29, 2008 and February 28, 2007, respectively.
NOTE H – INCOME TAXES
The Company paid $74.7 million and $87.6 million in income taxes during the six months ended February 29, 2008 and February 28, 2007, respectively.
Reconciliations of the United States statutory rates to the Company’s effective tax rates were as follows:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	3.5	1.4	2.3	1.9
Dividend received deduction and other	—	2.9	—	1.5
Extraterritorial Income Exclusion (ETI)	—	(0.1)	—	(0.1)
Foreign rate differential	(2.6)	(4.0)	(2.0)	(2.5)
Domestic production activity deduction	(0.8)	(0.3)	(1.0)	(0.5)
Other	0.2		0.2

Effective rate	35.3%	34.9%	34.5%	35.3%

On September 1, 2007, the Company adopted FIN 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,’’ for accounting for uncertainty in income taxes recognized in our financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company recognized an asset of $0.8 million and an increase to reserves of $5.8 million related to uncertain tax positions, including $1.6 million in interest and penalties, which were accounted for as a net reduction of $5.0 million to the September 1, 2007 balance of retained earnings. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. If these uncertain tax positions were recognized, the impact on the effective tax rate would not be significant. The Company does not expect the total amounts of unrecognized benefits to significantly increase or decrease within the next 12 months.
The following is a summary of tax years subject to examination:
U.S Federal – 2005 and forward
U.S. States – 2003 and forward
Foreign – 2001 and forward
The Internal Revenue Service (IRS) is examining our federal tax returns for fiscal years 2005 and 2006. We believe our recorded tax liabilities as of February 29, 2008 are sufficient, and we do not anticipate any additional adjustments to be made by the IRS upon the completion of their examination.

NOTE I – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three or six months ended February 29, 2008 or February 28, 2007. The reconciliation of the denominators of the earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Average shares outstanding for basic earnings per share	115,139,693	117,266,573	116,354,030	117,348,716
Effect of dilutive securities-stock based incentive/purchase plans	2,888,878	4,540,841	2,846,392	4,073,657

Average shares outstanding for diluted earnings per share	118,028,571	121,807,414	119,200,422	121,422,373

Stock Appreciation Rights (SARs) with total share commitments of 1,368,890 were antidilutive at February 29, 2008 based on the average share price for the quarter of $29.80. The Company’s remaining outstanding stock options, restricted stock and SARs with total share commitments of 5,038,406 were dilutive at February 29, 2008. All of the Company’s outstanding stock options, restricted stock and SARs with total share commitments of 6,986,817 at February 28, 2007 were dilutive based on the average share price for the quarter of $27.38. All stock options and SARs expire by 2014.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
On November 5, 2007, the Company’s board of directors authorized the purchase of an additional 5,000,000 shares of the Company’s common stock. During the six months ended February 29, 2008, the Company purchased 5,412,238 shares of the Company’s common stock, at an average purchase price of $28.00 per share, and had authorization to purchase 812,547 shares at February 29, 2008.
NOTE J – DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. Forward contracts on natural gas may also be entered into to reduce the price volatility of gas used in production. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in an immaterial amount of ineffectiveness in the statements of earnings and there were no components excluded from the assessment of hedge effectiveness for the three or six months ended February 29, 2008 and February 28, 2007. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following table shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
(in thousands)	Earnings (Expense)		Earnings (Expense)

Net sales (foreign currency instruments)	$(639)	$(242)	$(427)	$(131)
Cost of goods sold (commodity instruments)	(5,457)	(1,518)	(9,173)	(3,724)
The Company’s derivative instruments were recorded as follows on the condensed consolidated balance sheets:

	February 29,	August 31,
(in thousands)	2008	2007

Derivative assets (other current assets)	$10,810	$7,484
Derivative liabilities (other payables)	19,321	4,878

The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the six months ended February 29, 2008 (in thousands):

Change in market value (net of taxes)	$(5,508)
Gain reclassified into net earnings, net	(377)

Other comprehensive loss — unrealized loss on derivatives	$(5,885)

During the twelve months following February 29, 2008, $0.5 million in losses related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $0.2 million in gains will be reclassified as interest expense related to an interest rate lock.
All of the instruments are highly liquid, and none are entered into for trading purposes.
NOTE K – CONTINGENCIES
See Note 11, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2007 on Form 10-K relating to environmental and other matters.  There have been no significant changes to the matters noted therein.  In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provision has been made in the condensed consolidated financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular quarter.
Guarantees The Company has entered into guarantee agreements with certain banks in connection with credit facilities granted by the banks to various suppliers of the Company. The fair value of the guarantees are negligible. All of the guarantees listed in the table below reflect the Company’s exposure as of February 29, 2008 and are required to be completed within 2 years.

		Maximum	Maximum
Origination	Guarantee	Credit	Company
Date	With	Facility	Exposure

May 2006	Bank	$15 million	$0.4 million
February 2007	Bank	80 million	8.0 million
NOTE L – BUSINESS SEGMENTS
The Company’s reportable segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.
Prior to September 1, 2007, the Company structured the business into the following five reportable segments: domestic mills, CMCZ, domestic fabrication, recycling and marketing and distribution.  However, during the first quarter of 2008, the Company implemented a new organization structure.  As a result, the Company now structures the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication and Distribution, International Mills and International Fabrication and Distribution.

The following is a summary of certain financial information by reportable segment:

	Three Months Ended February 29, 2008
	Americas			International			Eliminations/
			Fabrication &		Fabrication &		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$400,108	$326,486	$634,446	$233,520	$749,142	$(6,250)	$(83,284)	$2,254,168
Intersegment sales	77,922	141,304	2,456	12,366	3,391	—	(237,439)	—

Net sales	478,030	467,790	636,902	245,886	752,533	(6,250)	(320,723)	2,254,168

Adjusted operating profit (loss)	25,634	55,263	(7,638)	9,651	21,708	(31,360)	5,567	78,825

	Three Months Ended February 28, 2007
	Americas			International			Eliminations/
			Fabrication &		Fabrication &		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$318,355	$258,974	$598,920	$187,317	$649,980	$2,229	$(107,461)	$1,908,314
Intersegment sales	74,164	93,438	463	7,926	8,461	—	(184,452)	—

Net sales	392,519	352,412	599,383	195,243	658,441	2,229	(291,913)	1,908,314

Adjusted operating profit (loss)	26,399	56,185	11,656	25,985	17,260	(17,641)	(1,253)	118,591

	Six Months Ended February 29, 2008
	Americas			International			Eliminations/
			Fabrication &		Fabrication &		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$769,370	$607,575	$1,272,246	$400,257	$1,490,955	$(84)	$(170,147)	$4,370,172
Intersegment sales	134,025	263,025	5,944	13,807	18,970	—	(435,771)	—

Net sales	903,395	870,600	1,278,190	414,064	1,509,925	(84)	(605,918)	4,370,172

Adjusted operating profit (loss)	42,511	124,476	22,798	9,074	48,267	(45,641)	(2,863)	198,622

Goodwill – February 29, 2008	7,467	—	28,623	—	5,419	—	—	41,509
Total Assets – February 29, 2008	340,682	549,584	1,097,517	524,087	868,070	217,172	—	3,597,112

	Six Months Ended February 28, 2007
	Americas			International			Eliminations/
			Fabrication &		Fabrication &		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$680,178	$507,163	$1,213,132	$343,675	$1,251,350	$6,821	$(201,286)	$3,801,033
Intersegment sales	129,875	190,475	1,566	13,695	21,579	—	(357,190)	—

Net sales	810,053	697,638	1,214,698	357,370	1,272,929	6,821	(558,476)	3,801,033

Adjusted operating profit (loss)	48,383	128,398	40,555	51,872	27,672	(25,426)	(3,929)	267,525

Goodwill – February 28, 2007	6,986	—	27,006	—	1,823	—	—	35,815
Total Assets – February 28, 2007	272,554	494,179	943,833	344,033	687,843	120,280	—	2,862,722

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2008	2007	2008	2007

Net earnings	$39,775	$65,921	$108,939	$151,271
Minority interests	391	4,648	263	9,276
Income taxes	21,932	37,786	57,546	87,555
Interest expense	13,990	8,852	26,368	17,080
Discounts on sales of accounts receivable	2,737	1,384	5,506	2,343

Adjusted operating profit	$78,825	$118,591	$198,622	$267,525

Adjusted operating profit (loss) from discontinued operations	(3,972)	(2,477)	2,829	(5,504)

Adjusted operating profit from continuing operations	$82,797	$121,068	$195,793	$273,029

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2008	2007	2008	2007

Major product information:
Steel products	$1,440,186	$1,272,154	$2,768,939	$2,444,503
Industrial materials	257,310	184,735	494,947	379,055
Nonferrous scrap	234,155	229,059	441,811	497,074
Ferrous scrap	171,393	91,559	334,503	190,994
Nonferrous products	69,339	89,490	147,458	162,887
Construction materials	67,039	26,001	140,656	87,791
Other	14,746	15,316	41,858	38,729

Net sales*	$2,254,168	$1,908,314	$4,370,172	$3,801,033

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2008	2007	2008	2007

Geographic area:
United States	$1,300,568	$1,099,542	$2,549,760	$2,207,733
Europe	534,914	404,964	976,029	802,818
Asia	207,486	229,525	389,573	430,800
Australia/New Zealand	124,091	111,935	272,899	220,605
Other	87,109	62,348	181,911	139,077

Net sales*	$2,254,168	$1,908,314	$4,370,172	$3,801,033

*	Excludes a division classified as discontinued operations. See Note F.
NOTE M — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has an agreement for steel purchases with a key supplier of which the Company owns an 11% interest.  Net sales to this related party were $172 million and $132 million for the six months ended February 29, 2008 and February 28, 2007, respectively. The total amounts of purchases from this supplier were $184 million and $170 million for the six months ended February 29, 2008 and February 28, 2007, respectively. Accounts receivable from the affiliated company were $52 million and $47 million at February 29, 2008 and February 28, 2007 respectively. Accounts payable to the affiliated company were $33 million and $26 million at February 29, 2008 and February 28, 2007, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis should be read in conjunction with our Form 10-K for the year ended August 31, 2007.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are consistent with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the year ended August 31, 2007 and are, therefore, not presented herein.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	February 29,	February 28,	%	February 29,	February 28,	%
(in millions)	2008	2007	Change	2008	2007	Change

Net sales*	$2,254.2	$1,908.3	18.1%	$4,370.2	$3,801.0	15.0%
Net earnings	39.8	65.9	(39.6)%	108.9	151.2	(28.0)%
EBITDA	108.0	136.4	(20.8)%	256.7	304.9	(15.8)%

*	Excludes a division classified as discontinued operations.
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

	Three Months Ended			Six Months Ended
	February 29,	February 28,	%	February 29,	February 28,	%
(in millions)	2008	2007	Change	2008	2007	Change

Net earnings	$39.8	$65.9	(39.6)%	$108.9	$151.2	(28.0)%
Interest expense	14.0	8.9	57.3%	26.4	17.1	54.4%
Income taxes	21.9	37.7	(41.9)%	57.5	87.6	(34.4)%
Depreciation and amortization	32.3	23.9	35.1%	63.9	49.0	30.4%

EBITDA	$108.0	$136.4	(20.8)%	$256.7	$304.9	(15.8)%
EBITDA (loss) from discontinued operations	(4.0)	2.5	(260.0)%	2.9	(5.4)	153.7%

EBITDA from continuing operations	$112.0	$133.9	(16.4)%	$253.8	$310.3	(18.2)%

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
Overview Reported net earnings and EBITDA decreased by 40% to $39.8 million and 21% to $108.0 million, respectively, for the three months ended February 29, 2008 as compared to the same period last year. For the six months ended February 29, 2008, net earnings decreased by 28% to $108.9 million and EBITDA decreased by 16% to $256.7 million as compared to the same period last year. The following financial events were significant during our second quarter of 2008:

•	We reported our highest net sales ever for the second quarter.

•	We recorded pre-tax LIFO expense of $59.0 million ($0.32 per diluted share) as compared with expense of $18.9 million ($0.10 per diluted share) in last year’s second quarter.

•	We experienced favorable foreign exchange rates during the second quarter of 2008 as compared to 2007 which resulted in an increase in net sales of approximately 4%.

•	Net sales of the Americas Recycling segment increased 22% but adjusted operating income decreased 3% primarily due to LIFO expense of $5.0 million recorded during the second quarter of 2008 as compared to income of $1.8 million during the second quarter of 2007.

•	Net sales of the Americas Mills segment increased 33% but adjusted operating income remained consistent with prior year. This was mainly caused by LIFO expense of $18.2 million during the second quarter of 2008 as compared to expense of $7.7 million during the second quarter of 2007.

•	Our Americas Fabrication and Distribution segment’s results were impacted by escalating steel prices which resulted in an adjusted operating loss of $7.6 million primarily due to LIFO expense of $35.2 million as compared to expense of $14.1 million in last year’s second quarter.

•	Our International Mills segment reported adjusted operating income of $9.7 million in the second quarter of 2008 as compared to $26.0 million in prior year. Our Polish mill experienced improved pricing beginning in mid-quarter and our mill in Croatia continued to be saddled with start-up costs.

•	Our International Fabrication and Distribution segment had a strong quarter and generated an adjusted operating profit of $21.7 million, a 26% increase from prior quarter, driven by strong international demand coupled with supply interruptions in China and South Africa.

•	Expense of $14.7 million and capital expenditures of $9.2 million were recorded during the second quarter of 2008 as compared to expense of $9.9 million and capital expenditures of $0.9 million recorded during the second quarter of 2007 related to the global implementation of SAP.
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
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes, minority interests and financing costs. The following tables show our net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended			Six Months Ended
	February 29,	February 28,	%	February 29,	February 28,	%
(in thousands)	2008	2007	Change	2008	2007	Change

NET SALES:
Americas Recycling	$478,030	$392,519	21.8%	$903,395	$810,053	11.5%
Americas Mills	467,790	352,412	32.7%	870,600	697,638	24.8%
Americas Fabrication and Distribution	636,902	599,383	6.3%	1,278,190	1,214,698	5.2%
International Mills*	245,886	195,243	25.9%	414,064	357,370	15.9%
International Fabrication and Distribution	752,533	658,441	14.3%	1,509,925	1,272,929	18.6%
Corporate and Eliminations	(243,689)	(182,223)	(33.7)%	(435,855)	(350,369)	(24.4)%
Discontinued Operations	(83,284)	(107,461)	22.5%	(170,147)	(201,286)	15.5%

	$2,254,168	$1,908,314	18.1%	$4,370,172	$3,801,033	15.0%

*	Dollars are before minority interests.

	Three Months Ended			Six Months Ended
	February 29,	February 28,	%	February 29,	February 28,	%
(in thousands)	2008	2007	Change	2008	2007	Change

ADJUSTED OPERATING PROFIT (LOSS):
Americas Recycling	$25,634	$26,399	(2.9)%	$42,511	$48,383	(12.1)%
Americas Mills	55,263	56,185	(1.6)%	124,476	128,398	(3.1)%
Americas Fabrication and Distribution	(7,638)	11,656	(165.5)%	22,798	40,555	(43.8)%
International Mills*	9,651	25,985	(62.9)%	9,074	51,872	(82.5)%
International Fabrication and Distribution	21,708	17,260	25.8%	48,267	27,672	74.4%
Corporate and Eliminations	(25,793)	(18,894)	(36.5)%	(48,504)	(29,355)	(65.2)%
Discontinued Operations	(3,972)	(2,477)	(60.4)%	2,829	(5,504)	151.4%

*	Dollars are before minority interests.
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

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2008	2007	2008	2007

Americas Recycling	$(4,969)	$1,774	$(6,801)	$577
Americas Mills	(18,193)	(7,683)	(14,330)	(11,654)
Americas Fabrication and Distribution	(35,160)	(14,139)	(39,467)	(11,692)
International Fabrication and Distribution*	(632)	1,149	5,906	(6,277)

Consolidated increase (decrease) to adjusted profit before tax	$(58,954)	$(18,899)	$(54,692)	$(29,046)

*	LIFO income (expense) includes a division classified as discontinued operations.
Americas Recycling For the three and six months ended February 29, 2008 net sales for the Recycling segment increased 22% to $478 million and 12% to $903 million, respectively. Adjusted operating profit for the three and six months ended February 29, 2008 decreased 3% to $25.6 million and 12% to $42.5 million, respectively. The average ferrous scrap sales price for the second quarter of 2008 as compared to last year’s second quarter increased $73 per ton to $287 per ton, while shipments increased 17% to 754 thousand tons. As a result of rising prices, we recorded LIFO expense of $5.0 million in the second quarter of 2008 as compared to income of $1.8 million in last year’s second quarter. The average nonferrous scrap sales price for the quarter was $2,780 per ton, 2% higher than last year’s second quarter. Nonferrous shipments decreased 12% to 72 thousand tons as compared to the second quarter of 2007 due to weak residential construction, lower manufacturing input, and Chinese consumers opening warehouses in the U.S. Due to strong international demand for scrap and other products, we exported 37% of our nonferrous scrap and 7% of our ferrous scrap during the quarter.

The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended		Increase		Six Months Ended		Increase
	February 29,	February 28,	(Decrease)		February 29,	February 28,	(Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%

Ferrous sales price	$287	$214	$73	34%	$261	$201	$60	30%

Nonferrous sales price	$2,780	$2,717	$63	2%	$2,842	$2,808	$34	1%

Ferrous tons shipped	754	645	109	17%	1,460	1,349	111	8%

Nonferrous tons shipped	72	82	(10)	(12)%	148	169	(21)	(12)%

Total volume processed and shipped	833	733	100	14%	1,620	1,531	89	6%
Americas Mills We include our four domestic steel and our copper tube minimills in our Americas Mills segment. For the three and six months ended February 29, 2008, net sales increased 33% to $467.8 million and 25% to $870.6 million, respectively. Adjusted operating profit for the three and six months ended February 29, 2008 of $55.3 million and $124.5 million, respectively, remained relatively flat as compared to the prior year’s comparable periods despite a significant increase in LIFO expense due to spiking ferrous scrap prices. For the three and six months ended February 29, 2008, this segment recorded LIFO expense of $18.2 million and $14.3 million, respectively, as compared to expense of $7.7 million and $11.7 million, respectively, in the prior year.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended		Increase		Six Months Ended		Increase
	February 29,	February 28,	(Decrease)		February 29,	February 28,	(Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%

Average mill selling price (finished goods)	$657	$556	$101	18%	$636	$563	$73	13%
Average mill selling price (total sales)	617	541	76	14%	601	549	52	9%
Average ferrous scrap production cost	292	215	77	36%	269	211	58	27%
Average metal margin	324	326	(2)	(1)%	332	337	(5)	(1)%
Average ferrous scrap purchase price	275	200	75	38%	254	192	62	32%
The table below reflects our domestic steel minimills’ operating statistics (short tons in thousands):

	Three Months Ended		Increase		Six Months Ended		Increase
	February 29,	February 28,	(Decrease)		February 29,	February 28,	(Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%

Tons melted	578	531	47	9%	1,144	1,063	81	8%
Tons rolled	504	515	(11)	(2)%	991	1,046	(55)	(5)%
Tons shipped	630	563	67	12%	1,224	1,089	135	12%
Our domestic steel mills adjusted operating profit decreased 6% due to LIFO expense of $19 million this quarter as compared to $13.1 million in last year’s second quarter. Metal margins were slightly lower at $324 per ton due to timing differences between the increase in sales price which came late in the quarter and the rising ferrous scrap cost which was spread throughout the quarter. The price of ferrous scrap consumed rose 36% compared to last year’s second quarter. Our average selling price was up $76 per ton to $617 per ton while the average selling price for finished goods was up $101 per ton to $657 per ton. Margins were also impacted by a 100% increase in alloys, a 21% increase in electrodes, and a 17% increase in energy costs during the second quarter of 2008 as compared to 2007. Combined, these three costs accounted for an increase of approximately $11.5 million during the second quarter of

2008 over the second quarter of 2007. Tons shipped increased 12% to 630 thousand tons of which rebar shipments increased 6% and merchant shipments increased 17% during the second quarter of 2008.
The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended		Increase		Six Months Ended		Increase
	February 29,	February 28,	(Decrease)		February 29,	February 28,	(Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%

Pounds shipped (in millions)	14.5	11.5	3.0	26%	26.2	21.9	4.30	20%
Pounds produced (in millions)	12.8	10.4	2.4	23%	24.4	20.5	3.90	19%
Average selling price	$3.83	$3.50	$0.33	9%	$4.03	$3.82	$0.21	5%
Average copper scrap production cost	$2.97	$3.05	$(0.08)	(3)%	$3.10	$3.07	$0.03	1%
Average metal margin	$0.86	$0.45	$0.41	91%	$0.94	$0.75	$0.19	25%
Average copper scrap purchase price	$3.08	$2.78	$0.30	11%	$3.17	$2.96	$0.21	7%
Our copper tube minimill’s adjusted operating profit for the three and six months ended February 29, 2008 increased 100% to $4.4 million and 36% to $7.6 million, respectively. The increase in adjusted operating income for the quarter was driven by a 38% increase in net sales offset by a $4.6 million swing in LIFO expense quarter over quarter. LIFO income for the quarter was $0.8 million as compared to income of $5.4 million for the prior year’s quarter. Pounds shipped increased 26% to 14.5 million on the strength of commercial markets, additional orders from buying groups and the pullback from a market competitor. The average selling price increased 33 cents to $3.83 per pounds and the metal margin increased 41 cents to 86 cents overcoming copper scrap price increases of 30 cents to $3.08 per pound. Copper tube production increased 23% to 12.8 million pounds compared to prior year’s second quarter.
Americas Fabrication and Distribution Net sales for the three and six months ended February 29, 2008 were $636.9 million and $1,278.2 million, respectively, compared to the prior year’s comparable periods of $599.4 million and $1,214.7 million, respectively. During the second quarter of 2008, this segment reported adjusted operating loss of $7.6 million as compared to adjusted operating income of $11.7 million in the prior year which resulted from LIFO expense of $35.2 million for the second quarter of 2008 as compared to $14.1 million in the prior year’s second quarter caused by escalating steel prices. The composite average selling price increased 9% to $1,022 per ton. While average pricing was up across all product areas as compared to prior year, margins were temporarily squeezed until jobs currently bid at higher prices reach production. Shipments were flat as compared to prior quarter.
Our domestic steel import and distribution operations continue to feel the pressure of a weak U.S. dollar, high international prices and elevated freight rates.
Our domestic fabrication plants’ shipments and average selling prices per ton were as follows:

	Three Months Ended		Increase		Six Months Ended		Increase
	February 29,	February 28,	(Decrease)		February 29,	February 28,	(Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%

Average selling price*

Rebar	$871	$817	$54	7%	$859	$806	$53	7%
Joist	1,310	1,160	150	13%	1,302	1,147	155	14%
Structural	2,662	2,459	203	8%	2,408	2,409	(1)	0%
Post	742	713	29	4%	737	713	24	3%
Deck	1,226	—	1,226	100%	1,264	—	1,264	100%

*	Excluding stock and buyout sales.

	Three Months Ended		Increase		Six Months Ended		Increase
	February 29,	February 28,	(Decrease)		February 29,	February 28,	(Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%

Tons shipped (in thousands)

Rebar	226	247	(21)	(9)%	488	531	(43)	(8)%
Joist	47	79	(32)	(41)%	128	158	(30)	(19)%
Structural	19	16	3	19%	37	34	3	9%
Post	26	24	2	8%	45	47	(2)	(4)%
Deck	58	—	58	100%	106	—	106	100%
International Mills Net sales for the three and six months ended February 29, 2008 increased 26% to $245.9 million and 16% to $414.1 million, respectively. Our sales were positively impacted by favorable foreign exchange rates which resulted in an increase in net sales of approximately 16% for both the three and six months ended February 29, 2008. Adjusted operating profit for the three and six months ended February 29, 2008 decreased 63% to $9.7 million and 83% to $9.1 million, respectively. The decrease in adjusted operating profit was mainly due to continued start-up costs at our mill in Croatia (CMC Sisak) which was acquired in the first quarter of 2008. Our mill in Poland saw an improved pricing environment from mid-quarter after experiencing a country-wide inventory overhang in the first quarter of 2008. Shipments increased 34 thousand to 403 thousand tons due to a mild winter, low inventory levels at the end of 2007, the reduction of Turkish and Chinese imports in the region and a strong Middle East construction market. Average mill selling price decreased 5% to PLN 1,414 per ton from PLN 1,486 per ton. The average ferrous scrap purchase price increased 5% to PLN 782 per ton from PLN 742 per ton. The average metal margin decreased 11% to PLN 589 per ton from PLN 660 per ton.
CMC Sisak reported an adjusted operating loss of $6.4 million during the second quarter of 2008 due to start-up costs and regaining customer acceptance. We rolled 12,100 tons and sold 9,200 tons during the quarter.
The following table reflects operating statistics and average prices per short ton of our Polish minimill operations:

	Three Months Ended		Increase		Six Months Ended		Increase
	February 29,	February 28,	(Decrease)		February 29,	February 28,	(Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%

Tons melted (thousands)	385	378	7	2%	679	736	(57)	(8)%
Tons rolled (thousands)	308	292	16	5%	550	588	(38)	(6)%
Tons shipped (thousands)	403	369	34	9%	671	681	(10)	(1)%
Average mill selling price (total sales)	1,414 PLN	1,486 PLN	(72) PLN	(5)%	1,444 PLN	1,506 PLN	(62) PLN	(4)%
Average ferrous scrap production cost	825 PLN	826 PLN	(1) PLN	0%	841 PLN	821 PLN	20 PLN	2%
Average metal margin	589 PLN	660 PLN	(71) PLN	(11)%	603 PLN	685 PLN	(82) PLN	(12)%
Average ferrous scrap purchase price	782 PLN	742 PLN	40 PLN	5%	768 PLN	734 PLN	34 PLN	5%
Average mill selling price (total sales)	$576	$507	$69	14%	$574	$502	$72	14%
Average ferrous scrap production cost	$336	$282	$54	19%	$333	$274	$59	22%
Average metal margin	$240	$225	$15	7%	$241	$228	$13	6%
Average ferrous scrap purchase price	$319	$253	$66	26%	$305	$244	$61	25%

International Fabrication and Distribution Our International Fabrication and Distribution Segment reported net sales for the three and six months ended February 29, 2008 of $752.5 million, an increase of 14%, and $1,509.9 million, an increase of 19%. Our sales were positively impacted by favorable foreign exchange rates which resulted in an increase in net sales of approximately 5% for both the three and six months ended February 29, 2008. Adjusted operating income increased 26% to $21.7 million and 74% to $48.3 million. These results were fueled by strong international demand coupled with supply interruptions in China and South Africa. Additionally, the segment’s raw materials division set all-time quarterly sales records and posted its best second quarter profit ever. European operations were again profitable and the decline in Chinese steel exports supported higher prices and good profitability in inter-Asian markets. Australian marketing and distribution operations both remained profitable, and the combined operations of our fabrication operations returned profitable after a slight loss in the first quarter.
Corporate and Eliminations Corporate expenses for the three and six months ended February 29, 2008 increased $6.9 million and $19.1 million, respectively, primarily due to costs incurred for our investment in the global installment of SAP.   The incremental cost for SAP for the three and six months ended February 29, 2008 was $4.8 million and $14.3 million.  The increase in total assets is primarily due to the capitalization of $59.4 million of software development costs since the SAP project’s inception.
Discontinued Operations The change in our division classified as a discontinued operation primarily resulted from LIFO expense of $0.6 million recorded during the second quarter of 2008 as compared to income of $1.1 million during the second quarter of 2007.  For the six months ended February 29, 2008, the division recorded LIFO income of $5.9 million compared to expense of $6.3 million for the comparable period in prior year.
CONSOLIDATED DATA
On a consolidated basis, for the quarter ended February 29, 2008, the LIFO method of inventory valuation decreased our earnings on a pre-tax basis by $59.0 million or 32 cents per diluted share as compared to a decrease of $18.9 million or 10 cents per diluted share for the same period last year. For the six months ended February 29, 2008 and February 28, 2007, LIFO decreased our net earnings on a pre-tax basis by $54.7 million or 30 cents per diluted share and $29.0 million or 16 cents per diluted share, respectively.
Our overall selling, general and administrative (SG&A) expenses increased by $20.0 million and $38.6 million for the three and six months ended February 29, 2008, respectively, because of salary and other compensation related costs due to growth and expenses related to the implementation of SAP.
During the three and six months ended February 29, 2008, our interest expense increased by $5.5 million and $9.9 million, respectively, as compared to 2007, primarily due to higher average debt balances outstanding from our $400 million debt issuance in July 2007.
Our overall effective tax rate for the three and six months ended February 29, 2008 was 35.3% and 34.5%, respectively as compared to 34.9% and 35.3% for the same periods in 2007.
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

OUTLOOK
Our third quarter should be strong. Global infrastructure growth will continue to create solid demand for rebar and other steel long products in emerging countries. In the U.S., nonresidential construction growth should be flat. Supply of rebar is likely to be impacted by the reduced level of rebar imports. Supply of steel products in global markets is likely to be significantly impacted by the Chinese cut back in steel exports. The contract iron ore prices for 2008 (up 65% plus) should support higher pig iron and ferrous scrap prices in global markets.
Higher prices globally and in the U.S. for raw materials, ferrous scrap and steel long products should be positive for four of our five segments. The Americas Fabrication and Distribution segment is likely to be impacted by a margin squeeze due to higher steel prices. We anticipate a significant LIFO expense for the third quarter of 2008.
LIQUIDITY AND CAPITAL RESOURCES
See Note G — Credit Arrangements, to the condensed consolidated financial statements.
Our sources, facilities and availability of liquidity and capital resources as of February 29, 2008 (dollars in thousands):

	Total
Source	Facility	Availability
Commercial paper program*	$400,000	$332,435
Domestic accounts receivable securitization	200,000	200,000
International accounts receivable sales facilities	354,170	139,224
Bank credit facilities — uncommitted	1,125,125	569,057
Notes due from 2008 to 2013	700,000	**
Trade financing arrangements	**	As required
CMCZ revolving credit facility	43,103	43,103
CMC Sisak notes	29,289	749
CMCZ & CMC Poland equipment notes	9,927	—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $27.6 million of stand-by letters of credit issued as of February 29, 2008.

**	With our investment grade credit ratings and current industry conditions we believe we have access to cost-effective public markets for potential refinancing or the issuance of additional long-term debt.
Certain of our financing agreements, both domestically and at CMCZ, include various covenants, of which we were in compliance at February 29, 2008. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt. The CMC Sisak notes are guaranteed by CMC International.
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
During the first six months of 2008, we used $50 million of net cash flows by operating activities as compared to generating $88 million in the first six months of 2007. This change is primarily the result of a decrease in net earnings adjusted for non-cash items of $32 million and an increase in cash used for working capital of $105 million. The increase in cash used for working capital mainly relates to an increase in accounts receivable. Additionally, we sold $37.4 million of accounts receivable as part of our international accounts receivable securitization program during the first six months of 2008 compared to $95.3 million for the comparative period in the prior year.

We expect our current approved total capital spending for fiscal year 2008 to be approximately $494 million, including $96 million on the construction of the micro mill in Phoenix, Arizona, $94 million on SAP implementation and $20 million on the installation of a new flexible section mill in CMCZ. We invested $144 million in property, plant and equipment during the first six months of 2008. We continuously assess our capital spending and reevaluate our requirements based upon current and expected results.
During the six months ended February 29, 2008, we purchased 5.4 million shares of our common stock as part of our stock repurchase program at an average price of $28.00 per share for a total of $152 million. Our contractual obligations for the next twelve months of $1.6 billion are typically expenditures with normal revenue processing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of February 29, 2008:

	Payments Due By Period*
		Less than			More than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$711,052	$104,429	$6,568	$16	$600,039
Commercial paper	39,990	39,990	—	—	—
Notes payable	29,613	29,613	—	—	—
Interest(2)	315,299	44,188	74,874	74,509	121,728
Operating leases(3)	161,792	38,961	55,772	32,133	34,926
Purchase obligations(4)	1,702,067	1,332,860	325,626	25,472	18,109

Total contractual cash obligations	$2,959,813	$1,590,041	$462,840	$132,130	$774,802

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the February 29, 2008 condensed consolidated balance sheet. See Note G, Credit Arrangements, to the condensed consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of February 29, 2008.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of February 29, 2008.

(4)	About 73% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 29, 2008, we had committed $33.0 million under these arrangements. All of the commitments expire within one year.
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
During the second quarter of 2008, we initiated the eventual Company-wide rollout of SAP. The Company implemented SAP at its corporate headquarters, all payroll functions in the United States and at one of its domestic steel mills. The implementation resulted in modifications to internal controls over the related accounting and operating processes at these locations and for these functions. We evaluated the control environment as affected by the implementation and believe our controls remained effective. We intend to implement SAP globally to most business segments within the next two years. Other than the changes mentioned above, no other change to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over our financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not Applicable.
ITEM 1A. RISK FACTORS
Not Applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			As Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
As of December 1, 2007				4,479,640 (1)
December 1 - December 31, 2007	0	0	0	4,479,640
January 1 - January 31, 2008	36,188 (2)	$26.97	2,487,093	1,992,547
February 1 - February 29, 2008	0 (2)	$28.13	1,180,000	812,547
As of February 29, 2008	36,188 (2)	$27.33	3,667,093	812,547 (1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced November 5, 2007.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the registrant’s annual meeting of stockholders held January 24, 2008, the four nominees named in the Proxy Statement dated December 18, 2007, were elected to serve as directors until the 2011 annual meeting. There was no solicitation in opposition to the nominees for directors. The proposal to ratify the appointment of Deloitte & Touche LLP as auditors of the registrant for the fiscal year ending August 31, 2008 was approved. No stockholder was present to present the stockholder proposal described in the Proxy Statement. Therefore the shareholder proposal was not properly before the meeting and not voted upon.

Of the 116,921,377 shares outstanding on the record date, 102,771,169 were present in person or by proxy constituting approximately 87.9% of the total shares entitled to vote. Information as to the vote on each director standing for election, all matters voted on at the meeting and directors continuing in office are provided below:
Proposal 1 — Election of Directors.

Nominee	For	Withheld	Not Voted
Robert L. Guido	101,633,969	1,137,200	-0-
Dorothy G. Owen	101,195,802	1,575,367	-0-
J. David Smith	101,537,496	1,233,673	-0-
Robert R. Womack	101,285,774	1,485,395	-0-
Directors continuing in office are:
Harold L. Adams
Moses Feldman
Ralph E. Loewenberg
Anthony A. Massaro
Murray R. McClean
Robert D. Neary
Stanley A. Rabin
Proposal 2 — Ratification of appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending August 31, 2008.

For: 102,059,727	Against: 420,615	Abstain: 290,827
No shareholder presented the proposal therefore it was not properly before the meeting for vote.
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

COMMERCIAL METALS COMPANY

/s/ William B. Larson
April 9, 2008	William B. Larson
Senior Vice President & Chief Financial Officer

/s/ Leon K. Rusch

April 9, 2008	Leon K. Rusch
Controller

INDEX TO EXHIBITS

31.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).