Form 10-Q
period 2008-05-31
COMMERCIAL METALS CO
filed 2008-07-10
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of July 7, 2008, there were 114,519,162 shares of the Company’s common stock issued and outstanding excluding 14,541,502 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS

	May 31,	August 31,
(in thousands)	2008	2007

Current assets:
Cash and cash equivalents	$68,578	$419,275
Accounts receivable (less allowance for collection losses of $19,713 and $16,495)	1,389,380	1,082,713
Inventories	1,189,381	874,104
Other	167,278	82,760

Total current assets	2,814,617	2,458,852
Property, plant and equipment:
Land	72,982	54,387
Buildings and improvements	415,513	321,967
Equipment	1,234,330	1,095,672
Construction in process	210,549	118,298

	1,933,374	1,590,324
Less accumulated depreciation and amortization	(924,748)	(822,971)

	1,008,626	767,353
Goodwill	41,718	37,843
Other assets	253,715	208,615

	$4,118,676	$3,472,663

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31,	August 31,
(in thousands, except share data)	2008	2007

Current liabilities:
Commercial paper	$33,000	$—
Notes payable	32,233	—
Accounts payable-trade	739,254	484,650
Accounts payable-documentary letters of credit	212,056	153,431
Accrued expenses and other payables	538,168	425,410
Deferred income taxes	4,541	4,372
Current maturities of long-term debt	104,855	4,726

Total current liabilities	1,664,107	1,072,589
Deferred income taxes	37,448	31,977
Other long-term liabilities	128,745	109,813
Long-term debt	641,872	706,817

Total liabilities	2,472,172	1,921,196
Minority interests	3,839	2,900
Commitments and contingencies
Stockholders’ equity:
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share: authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 114,392,205 and 118,566,381 shares	1,290	1,290
Additional paid-in capital	369,011	356,983
Accumulated other comprehensive income	150,928	64,452
Retained earnings	1,421,738	1,296,631

	1,942,967	1,719,356
Less treasury stock:
14,668,459 and 10,494,283 shares at cost	(300,302)	(170,789)

Total stockholders’ equity	1,642,665	1,548,567

	$4,118,676	$3,472,663

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
(in thousands, except share data)	2008	2007	2008	2007

Net sales	$2,910,730	$2,244,041	$7,280,902	$6,045,074
Costs and expenses:
Cost of goods sold	2,617,232	1,930,831	6,489,009	5,192,250
Selling, general and administrative expenses	190,882	158,635	498,292	427,424
Interest expense	15,827	9,399	42,285	26,003

	2,823,941	2,098,865	7,029,586	5,645,677
Earnings from continuing operations before income taxes and minority interests	86,789	145,176	251,316	399,397
Income taxes	27,980	45,433	84,260	135,498

Earnings from continuing operations before minority interests	58,809	99,743	167,056	263,899
Minority interests	(277)	(387)	(540)	(9,663)

Net earnings from continuing operations	58,532	99,356	166,516	254,236
Earnings (loss) from discontinued operations before taxes	1,501	166	3,722	(5,953)
Income taxes (benefit)	549	81	1,815	(2,429)

Net earnings (loss) from discontinued operations	952	85	1,907	(3,524)

Net earnings	$59,484	$99,441	$168,423	$250,712

Basic earnings per share
Earnings from continuing operations	$0.51	$0.84	$1.44	$2.16
Earnings (loss) from discontinued operations	0.01	0.00	0.02	(0.03)

Net earnings	$0.52	$0.84	$1.46	$2.13
Diluted earnings per share
Earnings from continuing operations	$0.50	$0.82	$1.41	$2.09
Earnings (loss) from discontinued operations	0.01	0.00	0.02	(0.03)

Net earnings	$0.51	$0.82	$1.43	$2.06
Cash dividends per share	$0.12	$0.09	$0.33	$0.24

Average basic shares outstanding	113,607,049	118,623,424	115,438,369	117,773,618

Average diluted shares outstanding	116,090,369	121,956,284	118,163,737	121,600,343
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	May 31,	May 31,
(in thousands)	2008	2007

Cash Flows From (Used By) Operating Activities:
Net earnings	$168,423	$250,712
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	96,594	75,859
Minority interests	540	9,663
Provision for losses on receivables	4,246	639
Share-based compensation	14,802	7,381
Net loss on sale of assets and other	372	169
Asset impairment	530	1,390
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(308,168)	(59,683)
Accounts receivable sold	47,746	61,711
Inventories	(238,663)	(149,093)
Other assets	(109,523)	(81,977)
Accounts payable, accrued expenses, other payables and income taxes	272,022	(17,859)
Deferred income taxes	(13,161)	(5,179)
Other long-term liabilities	10,671	28,629

Net Cash Flows From (Used By) Operating Activities	(53,569)	122,362
Cash Flows From (Used By) Investing Activities:
Purchases of property, plant and equipment	(227,241)	(121,774)
Purchase of minority interests in CMC Zawiercie	(169)	(60,049)
Sales of property, plant and equipment	1,460	1,264
Acquisitions, net of cash acquired	(30,646)	(157,994)

Net Cash Flows Used By Investing Activities	(256,596)	(338,553)
Cash Flows From (Used By) Financing Activities:
Increase in documentary letters of credit	58,625	14,716
Short-term borrowings, net change	34,563	132,787
Proceeds from issuance of long term debt	35,138	—
Payments on long-term debt	(1,704)	(19,025)
Stock issued under incentive and purchase plans	12,569	13,801
Treasury stock acquired	(151,530)	(17,744)
Dividends paid	(38,322)	(28,481)
Tax benefits from stock plans	6,674	11,657

Net Cash Flows From (Used By) Financing Activities	(43,987)	107,711
Effect of Exchange Rate Changes on Cash	3,455	886

Increase (Decrease) in Cash and Cash Equivalents	(350,697)	(107,594)
Cash and Cash Equivalents at Beginning of Year	419,275	180,719

Cash and Cash Equivalents at End of Period	$68,578	$73,125

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total

Balance, September 1, 2007	129,060,664	$1,290	$356,983	$64,452	$1,296,631	(10,494,283)	$(170,789)	$1,548,567
FIN 48 adjustment (Note H)					(4,994)			(4,994)
Comprehensive income:
Net earnings for nine months ended May 31, 2008					168,423			168,423
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $2,415				95,704				95,704
Unrealized loss on derivatives, net of taxes of $2,472				(9,228)				(9,228)

Comprehensive income								254,899
Cash dividends					(38,322)			(38,322)
Treasury stock acquired						(5,412,238)	(151,530)	(151,530)
Stock issued under incentive and purchase plans			(6,603)			1,104,935	19,172	12,569
Restricted stock			(2,996)			148,250	2,996
Amortization of share-based compensation			14,953			(15,123)	(151)	14,802
Tax benefits from stock plans			6,674					6,674

Balance, May 31, 2008	129,060,664	$1,290	$369,011	$150,928	$1,421,738	(14,668,459)	$(300,302)	$1,642,665

See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL ST`ATEMENTS (UNAUDITED)
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
The Company recognized share-based compensation expense of $5.7 million and $2.0 million ($0.03 and $0.01 per diluted share, respectively) for the three months ended May 31, 2008 and 2007, respectively, and $14.8 million and $7.4 million ($0.08 and $0.04 per diluted share, respectively) for the nine months ended May 31, 2008 and 2007, respectively, as a component of selling, general and administrative expenses. The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the vesting period. At May 31, 2008, the Company had $22.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 35 months. See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2007 on Form 10-K for a description of the Company’s assumptions used to calculate share-based compensation.
Combined information for shares subject to options and SARs for the nine months ended May 31, 2008 was as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

August 31, 2007
Outstanding	6,480,908	$14.74	$2.94 — 34.28
Exercisable	4,333,089	7.65	2.94 — 24.71
Granted	1,059,160	35.38	35.38
Exercised	(856,584)	6.36	2.94 — 24.57
Forfeited	(65,844)	29.53	12.31 — 35.38

May 31, 2008
Outstanding	6,617,640	18.99	3.64 — 35.38
Exercisable	3,674,423	8.88	3.64 — 34.28
Share information for options and SARs at May 31, 2008:

Outstanding				Exercisable
		Weighted Avg.	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Exercisable	Price

$ 3.64 — 3.78	749,492	1.7	$3.64	749,492	$3.64
4.29 — 5.36	503,203	0.7	4.33	503,203	4.33
7.53 — 7.78	1,518,892	2.7	7.77	1,518,892	7.77
12.31 — 13.58	830,932	4.0	12.34	512,790	12.35
21.81 — 24.71	593,951	5.0	24.52	388,446	24.55
31.75 — 35.38	2,421,170	6.5	34.76	1,600	34.28

$ 3.64 — 35.38	6,617,640	4.2	$18.99	3,674,423	$8.88

Of the Company’s previously granted restricted stock awards, 113,479 and 112,833 shares vested during the nine months ended May 31, 2008 and 2007, respectively.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $42.7 million and $32.9 million at May 31, 2008 and August 31, 2007, respectively. Aggregate amortization expense was $1.6 million for both the three months ended May 31, 2008 and 2007. Aggregate amortization expense for each of the nine months ended May 31, 2008 and 2007 was $5.2 million and $3.2 million, respectively.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about a company’s derivative instruments and hedging activities. The Company is required to adopt the provisions of this statement in the second quarter of fiscal 2009. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE C — ACQUISITIONS
On September 19, 2007, the Company acquired all of the outstanding shares of Valjaonica Cijevi Sisak (VCS) from the Croatian Privatization Fund and Croatian government. VCS’s name has been changed to CMC Sisak d.o.o. (CMC Sisak). CMC Sisak is an electric arc furnace based steel pipe manufacturer located in Sisak, Croatia with annual capacity estimated at 300,000 metric tons. The acquisition will expand the Company’s production capacity into pipe, tubular and other products in the key markets of Central and Eastern Europe.
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
On December 31, 2007, the Company acquired a 70% interest in a newly incorporated business, CMC Albedo Metals which acquired an existing metals recycling business in Singapore. On April 16, 2008, the Company acquired the remaining 30% interest in CMC Albedo Metals.
On April 29, 2008, the Company acquired the operating assets of Rebar Services and Supply Company of Fort Worth, Texas. The acquired assets will operate under the new name of CMC Rebar, as part of CMC Americas Fabrication and Distribution Segment. This operation will allow us to expand our presence in the North Texas market.
The purchase price of these acquisitions was approximately $32.9 million ($31 million in cash and $1.9 million in installments payable). The Company also has committed to spend not less than $38 million over five years in capital expenditures for CMC Sisak and increase working capital by approximately $39 million.

The following is a summary of the allocation of the purchase price as of the date of the respective acquisitions, subject to change following management’s final determination of fair value:

(in thousands)

Accounts receivable	$5,329
Inventories	18,651
Other current assets	7,286
Property, plant and equipment	53,160
Goodwill	8,582
Intangible assets	3,541
Other assets	12,929
Liabilities	(76,554)

Net assets acquired	$32,924

The intangible assets acquired include customer base, trade name and non-compete agreements which will be amortized between 4 and 8 years.
NOTE D — SALES OF ACCOUNTS RECEIVABLE
The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (CMCRV). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transfers all applicable trade accounts receivable to CMCRV. CMCRV, in turn, sells an undivided percentage ownership interest in the pool of receivables to affiliates of two third party financial institutions. On April 30, 2008, the agreement with the financial institution affiliates was extended to April 24, 2009. CMCRV may sell undivided interests of up to $200 million, depending on the Company’s level of financing needs.
At May 31, 2008 and August 31, 2007, accounts receivable of $392 million and $378 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100%, because the Company had not sold any receivables to the financial institution buyers, at May 31, 2008 and August 31, 2007, respectively. Additionally, the Company did not sell any receivables to the financial institution buyers during the nine months ended May 31, 2008 and 2007, respectively. The sale of receivables provides the Company with added financial flexibility to fund the Company’s ongoing operations. The Company is responsible for servicing the entire pool of receivables, however, no servicing asset or liability is recorded as these receivables are collected in the normal course of business and the collection of receivables related to sales to third party institutional buyers are normally short term in nature.
In addition to the securitization program described above, the Company’s subsidiaries in Australia, Europe, Poland and a domestic subsidiary periodically sell accounts receivable. These arrangements also constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable that had been sold under all these arrangements and removed from the condensed consolidated balance sheets were $225.3 million and $151.7 million at May 31, 2008 and August 31, 2007, respectively. The average monthly amounts of these outstanding accounts receivable sold were $197.1 million and $81.9 million for the nine months ended May 31, 2008 and 2007, respectively. The Company’s Australian subsidiary entered into an agreement with a financial institution to periodically sell certain trade accounts receivable up to a maximum of 97 million AUD ($93 million). The Australian program contains covenants in which our Australian subsidiary must meet certain coverage and tangible net worth levels. At May 31, 2008, our Australian subsidiary was in compliance with these covenants.
Discounts (losses) on domestic and international sales of accounts receivable were $2.8 million and $1.5 million for the three months ended May 31, 2008 and 2007, respectively. For the nine months ended May 31, 2008 and 2007, these discounts were $8.3 million and $3.8 million, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE E — INVENTORIES
Before deduction of last-in, first-out (LIFO) inventory valuation reserves of $422.4 million and $240.5 million at May 31, 2008 and August 31, 2007, respectively, inventories valued under the first-in, first-out method approximated replacement cost. The majority of the

Company’s inventories are in finished goods, with minimal work in process. Approximately $92.9 million and $66.4 million were in raw materials at May 31, 2008 and August 31, 2007, respectively.
NOTE F — DISCONTINUED OPERATIONS
During the fourth quarter of 2007, the Company’s Board approved the plan to offer to sell a division (Division) which is involved with the buying, selling and distribution of nonferrous metals, namely copper, aluminum and stainless steel semifinished products. The Company anticipates the sale will occur in fiscal 2008. The Division is presented as a discontinued operation in the condensed consolidated statements of earnings. During the three and nine months ended May 31, 2008, the Division recorded LIFO income of $0.4 million and $6.3 million, respectively, as compared to LIFO expense of $2.0 million and $8.2 million, respectively, for the three and nine months ended May 31, 2007.
The Division is in the International Fabrication and Distribution segment. Various financial information for the Division is as follows:

	May 31,	August 31,
(in thousands)	2008	2007

Current assets	$72,919	$93,385
Noncurrent assets	2,285	1,795
Current liabilities	14,542	34,889
Noncurrent liabilities	586	874

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
(in thousands)	2008	2007	2008	2007

Revenue	$85,716	$101,662	$255,863	$302,948
Earnings (loss) before taxes	1,501	166	3,722	(5,953)
NOTE G — CREDIT ARRANGEMENTS
Borrowings outstanding under the Company’s commercial paper program were $33 million at May 31, 2008 and none at August 31, 2007. No borrowings were outstanding under the related revolving credit agreement at May 31, 2008 and August 31, 2007. The Company was in compliance with all covenants at May 31, 2008.
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
Long-term debt was as follows:

	May 31,	August 31,
(in thousands)	2008	2007

6.75% notes due February 2009	$100,000	$100,000
5.625% notes due November 2013	200,000	200,000
6.50% notes due July 2017	400,000	400,000
CMCZ term notes due May 2013	34,554	—
Other, including equipment notes	12,173	11,543

	746,727	711,543
Less current maturities	104,855	4,726

	$641,872	$706,817

As of May 31, 2008, the Company was in compliance with all debt requirements for these notes. Interest on these notes is payable semiannually.
CMC Zawiercie (CMCZ) has a revolving credit facility with maximum borrowings of 100 million PLN ($46.1 million) bearing interest at the Warsaw Interbank Offered Rate (WIBOR) plus 0.5% and collateralized by CMCZ’s accounts receivable. This facility was extended to June 3, 2009. At May 31, 2008, no amounts were outstanding under this facility. The revolving credit facility contains certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at May 31, 2008. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
On May 20, 2008, CMCZ signed a five year term note facility agreement of 400 million PLN ($184.3 million) with a group of four banks. At May 31, 2008, the notes had an outstanding balance of 75 million PLN ($34.6 million). The term note is used to finance operating expenses of CMCZ and the development of a rolling mill. The note has scheduled principal and interest payments in fifteen equal quarterly installments beginning in November 2009. Interest is accrued at the Warsaw Interbank Offered Rate (WIBOR) plus 0.79%. The weighted average rate as of May 31, 2008 was 6.99%. The term note contains certain financial covenants for CMCZ. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
CMC Poland, a wholly-owned subsidiary of the Company, owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMC Poland issued equipment notes under a term agreement dated September 2005 with 13.9 million PLN ($6.4 million) outstanding at May 31, 2008. Installment payments under these notes are due through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus any applicable margin. The weighted average rate as of May 31, 2008 was 6.2%. The notes are secured by the shredder equipment.
In September, 2007, CMC Sisak issued current notes to banks with maximum borrowings of 140 million HRK ($30.0 million) due on September 5, 2008. As of May 31, 2008, the notes had an outstanding balance of 136.4 million HRK ($29.3 million). The interest is based on the weighted average value of the reported annual yield in respect to the uniform price for 91 day treasury bills issued by the Ministry of Finance of the Republic of Croatia, currently at 5.59%. The notes are not collateralized and do not contain any financial covenants. The notes are guaranteed by Commercial Metals International.
Interest of $40.6 million and $27.2 million was paid in the nine months ended May 31, 2008 and 2007, respectively. The Company capitalized interest of $4.4 million and $0.5 million for the nine months ended May 31, 2008 and 2007, respectively.
NOTE H — INCOME TAXES
The Company paid $104.0 million and $145.0 million in income taxes during the nine months ended May 31, 2008 and 2007, respectively.
Reconciliations of the United States statutory rates to the Company’s effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007

Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	1.2	1.8	1.9	1.8
Extraterritorial Income Exclusion (ETI)	—	(0.1)	—	(0.1)
Foreign rate differential	(3.1)	(4.4)	(2.4)	(3.8)
Domestic production activity deduction	(0.7)	(0.5)	(0.9)	(0.5)
Other	(0.1)	(0.5)	0.2	1.4

Effective rate	32.3%	31.3%	33.8%	33.8%

On September 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” for accounting for uncertainty in income taxes recognized in our financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company recognized an asset of $0.8 million and an increase to reserves of $5.8 million related to uncertain tax positions, including $1.6 million in interest and penalties, which were accounted for as a net reduction of $5.0 million to the September 1, 2007 balance of retained earnings. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. If these uncertain tax positions were recognized, the impact on the effective tax rate would not be significant. The Company does not expect the total amounts of unrecognized benefits to significantly increase or decrease within the next 12 months.

The following is a summary of tax years subject to examination:
U.S Federal — 2005 and forward
U.S. States — 2003 and forward
Foreign — 2001 and forward
The Internal Revenue Service (IRS) is examining our federal tax returns for fiscal years 2005 and 2006. We believe our recorded tax liabilities as of May 31, 2008 are sufficient, and we do not anticipate any additional adjustments to be made by the IRS upon the completion of their examination.
NOTE I — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for the three or nine months ended May 31, 2008 or 2007. The reconciliation of the denominators of the earnings per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007

Average shares outstanding for basic earnings per share	113,607,049	118,623,424	115,438,369	117,773,618
Effect of dilutive securities-stock based incentive/purchase plans	2,483,320	3,332,860	2,725,368	3,826,725

Average shares outstanding for diluted earnings per share	116,090,369	121,956,284	118,163,737	121,600,343

Stock Appreciation Rights (SARs) with total share commitments of 2,419,780 were antidilutive at May 31, 2008 based on the average share price for the quarter of $32.04. The Company’s remaining outstanding stock options, restricted stock and SARs with total share commitments of 4,771,932 were dilutive at May 31, 2008. All of the Company’s outstanding stock options, restricted stock and SARs with total share commitments of 6,130,725 at May 31, 2007 were dilutive based on the average share price for the quarter of $31.90. All stock options and SARs expire by 2015.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
On November 5, 2007, the Company’s board of directors authorized the purchase of an additional 5,000,000 shares of the Company’s common stock. During the nine months ended May 31, 2008, the Company purchased 5,412,238 shares of the Company’s common stock, at an average purchase price of $28.00 per share, and had authorization to purchase 812,547 shares at May 31, 2008.
NOTE J — DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities’ prices, and enters into foreign currency forward contracts, which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. Forward contracts on natural gas may also be entered into to reduce the price volatility of gas used in production. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in an immaterial amount of ineffectiveness in the statements of earnings and there were no components excluded from the assessment of hedge effectiveness for the three or nine months ended May 31, 2008 and 2007. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following table shows the impact on the condensed consolidated statements of earnings of the changes in fair value of these economic hedges:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
(in thousands)	Earnings (Expense)		Earnings (Expense)

Net sales (foreign currency instruments)	$(759)	$177	$(1,186)	$46
Cost of goods sold (commodity instruments)	10,760	2,997	5,057	(727)
The Company’s derivative instruments were recorded as follows on the condensed consolidated balance sheets:

	May 31,	August 31,
(in thousands)	2008	2007

Derivative assets (other current assets)	$16,429	$7,484
Derivative liabilities (other payables)	19,588	4,878
The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the nine months ended May 31, 2008 (in thousands):

Change in market value (net of taxes)	$(8,521)
Gain reclassified into net earnings, net	(707)

Other comprehensive loss — unrealized loss on derivatives	$(9,228)

During the twelve months following May 31, 2008, $1.2 million in losses related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $0.2 million in gains will be reclassified as interest expense related to an interest rate lock.
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
Guarantees The Company has entered into guarantee agreements with certain banks in connection with credit facilities granted by the banks to various suppliers of the Company. The fair value of the guarantees are negligible. All of the guarantees listed in the table below reflect the Company’s exposure as of May 31, 2008 and are required to be completed within 2 years.

		Maximum	Maximum
Origination	Guarantee	Credit	Company
Date	With	Facility	Exposure

May 2006	Bank	$15 million	$0.4 million
February 2007	Bank	80 million	6.7 million

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
The following is a summary of certain financial information by reportable segment:

	Three Months Ended May 31, 2008
	Americas			International			Eliminations/
			Fabrication &		Fabrication &		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales — unaffiliated customers	$507,881	$387,197	$749,007	$269,664	$1,078,072	$4,625	$(85,716)	$2,910,730
Intersegment sales	120,736	132,355	2,862	71,810	12,325	—	(340,088)	—

Net sales	628,617	519,552	751,869	341,474	1,090,397	4,625	(425,804)	2,910,730

Adjusted operating profit (loss)	50,371	34,044	(22,291)	30,656	40,342	(30,792)	4,684	107,014

	Three Months Ended May 31, 2007
	Americas			International			Eliminations/
			Fabrication &		Fabrication &		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales — unaffiliated customers	$437,292	$327,583	$649,412	$219,782	$707,119	$4,515	$(101,662)	$2,244,041
Intersegment sales	83,391	106,583	1,059	9,381	7,658	—	(208,072)	—

Net sales	520,683	434,166	650,471	229,163	714,777	4,515	(309,734)	2,244,041

Adjusted operating profit (loss)	30,896	66,968	23,338	38,791	21,744	(25,689)	384	156,432

	Nine Months Ended May 31, 2008
	Americas			International			Eliminations/
			Fabrication &		Fabrication &		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales — unaffiliated customers	$1,277,251	$994,772	$2,021,253	$669,921	$2,569,027	$4,541	$(255,863)	$7,280,902
Intersegment sales	254,761	395,380	8,806	85,617	31,295	—	(775,859)	—

Net sales	1,532,012	1,390,152	2,030,059	755,538	2,600,322	4,541	(1,031,722)	7,280,902

Adjusted operating profit (loss)	92,882	158,520	507	39,730	88,609	(76,433)	1,821	305,636

Goodwill — May 31, 2008	7,467	—	29,830	—	4,421	—	—	41,718
Total Assets — May 31, 2008	416,995	605,456	1,188,925	617,775	1,040,205	249,320	—	4,118,676

	Nine Months Ended May 31, 2007
	Americas			International			Eliminations/
			Fabrication &		Fabrication &		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales — unaffiliated customers	$1,117,469	$834,746	$1,862,545	$563,457	$1,958,469	$11,336	$(302,948)	$6,045,074
Intersegment sales	213,267	297,058	2,625	23,076	29,236	—	(565,262)	—

Net sales	1,330,736	1,131,804	1,865,170	586,533	1,987,705	11,336	(868,210)	6,045,074

Adjusted operating profit (loss)	79,279	195,366	63,893	90,663	49,416	(51,115)	(3,545)	423,957

Goodwill — May 31, 2007	7,267	—	28,309	—	1,909	—	—	37,485
Total Assets — May 31, 2007	342,024	555,811	1,124,892	313,955	779,086	148,432	—	3,264,200

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
(in thousands)	2008	2007	2008	2007

Net earnings	$59,484	$99,441	$168,423	$250,712
Minority interests	277	387	540	9,663
Income taxes	28,529	45,514	86,075	133,069
Interest expense	15,909	9,631	42,278	26,711
Discounts on sales of accounts receivable	2,815	1,459	8,320	3,802

Adjusted operating profit	$107,014	$156,432	$305,636	$423,957
Adjusted operating profit (loss) from discontinued operations	1,786	522	4,615	(4,982)

Adjusted operating profit from continuing operations	$105,228	$155,910	$301,021	$428,939

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
(in thousands)	2008	2007	2008	2007

Major product information:
Steel products	$1,780,301	$1,415,485	$4,542,625	$3,834,497
Industrial materials	409,239	183,890	904,186	562,945
Nonferrous scrap	286,856	306,206	728,637	803,280
Ferrous scrap	239,140	135,553	573,643	326,547
Nonferrous products	71,190	112,624	218,678	267,848
Construction materials	85,758	70,677	232,930	193,838
Other	38,246	19,606	80,203	56,119

Net sales*	$2,910,730	$2,244,041	$7,280,902	$6,045,074

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
(in thousands)	2008	2007	2008	2007

Geographic area:
United States	$1,594,965	$1,341,572	$4,144,725	$3,549,305
Europe	682,390	480,423	1,658,419	1,283,241
Asia	297,199	233,267	686,772	664,067
Australia/New Zealand	161,175	130,473	434,074	351,078
Other	175,001	58,306	356,912	197,383

Net sales*	$2,910,730	$2,244,041	$7,280,902	$6,045,074

*	Excludes a division classified as discontinued operations. See Note F.
NOTE M — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has an agreement for steel purchases with a key supplier of which the Company owns an 11% interest. Net sales to this related party were $278.7 million and $222.5 million for the nine months ended May 31, 2008 and 2007, respectively. The total amounts of purchases from this supplier were $300.2 million and $273.1 million for the nine months ended May 31, 2008 and 2007, respectively. Accounts receivable from the affiliated company were $51.5 million and $50.2 million at May 31, 2008 and 2007 respectively. Accounts payable to the affiliated company were $46.8 million and $31.4 million at May 31, 2008 and 2007, respectively.

NOTE N — SUBSEQUENT EVENTS
On June 5, 2008, the Company’s subsidiary, CMC Poland, completed the acquisition of substantially all the outstanding shares of PHP NIKE S.A. (“PHP Nike”). PHP Nike is a leading producer of welded steel meshes, cold rolled wire rod and cold rolled rebar in Poland with annual production capacity of 90,000 metric tons. On July 1, 2008, the Company completed the acquisition of substantially all of the operating assets of ABC Coating Companies and affiliates (“ABC Coating”). ABC Coating is involved in rebar fabrication and epoxy coated reinforcing bar servicing the Southwest, Midwest and Southeast U.S. with an annual capacity of 150,000 short tons. The total purchase price of these acquisitions was approximately $112 million.

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
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	May 31,	May 31,	%	May 31,	May 31,	%
(in millions)	2008	2007	Change	2008	2007	Change

Net sales*	$2,910.7	$2,244.0	29.7%	$7,280.9	$6,045.1	20.4%
Net earnings	59.5	99.4	(40.1)%	168.4	250.7	(32.8)%
EBITDA	136.6	181.4	(24.7)%	393.4	486.4	(19.1)%

*	Excludes a division classified as discontinued operations.
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

	Three Months Ended			Nine Months Ended
	May 31,	May 31,	%	May 31,	May 31,	%
(in millions)	2008	2007	Change	2008	2007	Change

Net earnings	$59.5	$99.4	(40.1)%	$168.4	$250.7	(32.8)%
Interest expense	15.9	9.6	65.6%	42.3	26.7	58.4%
Income taxes	28.5	45.5	(37.4)%	86.1	133.1	(35.3)%
Depreciation and amortization	32.7	26.9	21.6%	96.6	75.9	27.3%

EBITDA	$136.6	$181.4	(24.7)%	$393.4	$486.4	(19.1)%
EBITDA (loss) from discontinued operations	1.9	0.6	216.7%	4.8	(4.8)	200.0%

EBITDA from continuing operations	$134.7	$180.8	(25.5)%	$388.6	$491.2	(20.9)%

Our EBITDA does not include interest expense, income taxes and depreciation and amortization. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings determined under GAAP, as well as EBITDA, to evaluate our performance. We also separately analyze any significant fluctuations in interest expense, depreciation and amortization and income taxes.
Overview Caused mainly by record LIFO expense, reported net earnings and EBITDA decreased by 40% to $59.5 million and 25% to $136.6 million, respectively, for the three months ended May 31, 2008 as compared to the same period last year. For the nine months ended May 31, 2008, net earnings decreased by 33% to $168.4 million and EBITDA decreased by 19% to $393.4 million as compared to the same period last year.

The following financial events were significant during our third quarter of 2008:
•	We reported our highest net sales ever for the third quarter.

•	We recorded record pre-tax LIFO expense of $127.2 million ($0.71 per diluted share) as compared with expense of $31.0 million ($0.16 per diluted share) in last year’s third quarter.

•	We experienced favorable foreign exchange rates during the third quarter of 2008 as compared to 2007 which resulted in an increase in net sales of approximately 4%.

•	Net sales of the Americas Recycling segment increased 21% and adjusted operating income increased 63% including LIFO expense of $15.2 million recorded during the third quarter of 2008 as compared to expense of $10.3 million during the third quarter of 2007. This segment’s results were driven by higher scrap prices, primarily ferrous scrap.

•	Net sales of the Americas Mills segment increased 20% but adjusted operating income decreased 49% primarily caused by LIFO expense of $55.3 million during the third quarter of 2008 as compared to expense of $15.8 million during the third quarter of 2007.

•	Our Americas Fabrication and Distribution segment’s results were impacted by escalating steel prices and a margin compression due to fixed price contracts which resulted in an adjusted operating loss of $22.3 million including LIFO expense of $57.0 million and job loss reserves of $18 million.

•	Our International Mills segment reported adjusted operating income of $30.7 million in the third quarter of 2008 as compared to $38.8 million in prior year. Our Polish mill experienced improved pricing beginning in the second quarter and continuing through the third quarter. Our mill in Croatia continued to be saddled with start-up costs.

•	Our International Fabrication and Distribution segment set an all-time record for adjusted operating profit of $40.3 million, an 86% increase from the prior quarter, driven by strong pricing internationally.

•	Expense of $18.2 million and capital expenditures of $8.7 million were recorded during the third quarter of 2008 as compared to expense of $13.7 million and capital expenditures of $3.8 million recorded during the third quarter of 2007 related to the global implementation of SAP.

•	Treasury shares purchased by the Company during fiscal 2008 increased diluted earnings per share $0.02 for the third quarter of 2008.
SEGMENT OPERATING DATA
See Note L — Business Segments, to the condensed consolidated financial statements.
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes and financing costs. The following tables show our net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended			Nine Months Ended
	May 31,	May 31,	%	May 31,	May 31,	%
(in thousands)	2008	2007	Change	2008	2007	Change

NET SALES:
Americas Recycling	$628,617	$520,683	20.7%	$1,532,012	$1,330,736	15.1%
Americas Mills	519,552	434,166	19.7%	1,390,152	1,131,804	22.8%
Americas Fabrication and Distribution	751,869	650,471	15.6%	2,030,059	1,865,170	8.8%
International Mills*	341,474	229,163	49.0%	755,538	586,533	28.8%
International Fabrication and Distribution	1,090,397	714,777	52.6%	2,600,322	1,987,705	30.8%
Corporate and Eliminations	(335,463)	(203,557)	(64.8)%	(771,318)	(553,926)	(39.2)%
Discontinued Operations	(85,716)	(101,662)	15.7%	(255,863)	(302,948)	15.5%

	$2,910,730	$2,244,041	29.7%	$7,280,902	$6,045,074	20.4%

	Three Months Ended			Nine Months Ended
	May 31,	May 31,	%	May 31,	May 31,	%
(in thousands)	2008	2007	Change	2008	2007	Change

ADJUSTED OPERATING PROFIT (LOSS):
Americas Recycling	$50,371	$30,896	63.0%	$92,882	$79,279	17.2%
Americas Mills	34,044	66,968	(49.2)%	158,520	195,366	(18.9)%
Americas Fabrication and Distribution	(22,291)	23,338	(195.5)%	507	63,893	(99.2)%
International Mills*	30,656	38,791	(21.0)%	39,730	90,663	(56.2)%
International Fabrication and Distribution	40,342	21,744	85.5%	88,609	49,416	79.3%
Corporate and Eliminations	(26,108)	(25,305)	(3.2)%	(74,612)	(54,660)	(36.5)%
Discontinued Operations	1,786	522	242.1%	4,615	(4,982)	192.6%

*	Dollars include impact of minority interests.
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

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
(in thousands)	2008	2007	2008	2007

Americas Recycling	$(15,187)	$(10,276)	$(21,988)	$(9,699)
Americas Mills	(55,327)	(15,805)	(69,657)	(27,459)
Americas Fabrication and Distribution	(57,023)	(2,911)	(96,490)	(14,603)
International Fabrication and Distribution*	385	(1,963)	6,291	(8,240)

Consolidated increase (decrease) to adjusted profit before tax	$(127,152)	$(30,955)	$(181,844)	$(60,001)

*	LIFO income (expense) includes a division classified as discontinued operations.
Americas Recycling Adjusted operating profit for the third quarter of 2008 was an all-time record, strong enough to overcome LIFO expense of $15.2 million compared to $10.3 million of expense in last year’s third quarter. This quarter was driven by increased ferrous scrap prices including a $123 per short ton spike in April. Spurred by these increases, our ferrous scrap operations accounted for three-fourths of the segment’s profitability. The average ferrous scrap sales price increased 57% and shipments increased 3% as compared to last year’s third quarter. Although lower than ferrous scrap, the average sales price of nonferrous scrap increased 6% but shipments decreased 12% due to continued weak residential markets and lower manufacturing output. We exported 35% of our nonferrous scrap during the quarter.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended		Increase		Nine Months Ended		Increase
	May 31,	May 31,	(Decrease)		May 31,	May 31,	(Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%

Ferrous scrap sales price	$398	$254	$144	57%	$310	$221	$89	40%
Nonferrous scrap sales price	$3,270	$3,090	$180	6%	$2,989	$2,906	$83	3%
Ferrous scrap tons shipped	811	791	20	3%	2,271	2,140	131	6%
Nonferrous scrap tons shipped	78	89	(11)	(12)%	226	258	(32)	(12)%
Total volume processed and shipped	900	887	13	1%	2,520	2,418	102	4%

Americas Mills We include our four domestic steel and our copper tube minimills in our Americas Mills segment. For the three and nine months ended May 31, 2008, net sales increased 20% and 23%, respectively and adjusted operating profit decreased 49% and 19%, respectively, resulting from a significant increase in LIFO expense due to spiking ferrous scrap prices. For the three and nine months ended May 31, 2008, this segment recorded LIFO expense of $55.3 million and $69.7 million, respectively, as compared to expense of $15.8 million and $27.5 million, respectively, in the prior year.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended		Increase		Nine Months Ended		Increase
	May 31,	May 31,	(Decrease)		May 31,	May 31,	(Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%

Average mill selling price (finished goods)	$749	$601	$148	25%	$677	$577	$100	17%
Average mill selling price (total sales)	718	575	143	25%	643	558	85	15%
Average ferrous scrap production cost	399	267	132	49%	316	231	85	37%
Average metal margin	319	308	11	4%	327	327	—	—
Average ferrous scrap purchase price	382	239	143	60%	301	209	92	44%
The table below reflects our domestic steel minimills’ operating statistics (short tons in thousands):

	Three Months Ended		Increase		Nine Months Ended		Increase
	May 31,	May 31,	(Decrease)		May 31,	May 31,	(Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%

Tons melted	634	596	38	6%	1,778	1,659	119	7%
Tons rolled	564	534	30	6%	1,555	1,580	(25)	(2)%
Tons shipped	673	613	60	10%	1,897	1,702	195	11%
Our domestic steel mills adjusted operating profit decreased 48% due to LIFO expense of $44.5 million this quarter as compared to $11.1 million in last year’s third quarter. Metal margins were 4% higher as weighted average sales prices barely stayed ahead of rapidly increasing ferrous scrap prices. The price of ferrous scrap consumed rose 49% compared to last year. The increase in ferrous scrap prices drove the average selling price up $143 per ton while the average selling price for finished goods was up $148 per ton. Margins were negatively impacted by a 92% increase in alloys and a 33% increase in energy costs during the third quarter of 2008 as compared to 2007. Combined, these two costs accounted for an increase of approximately $15.7 million. Sales volumes increased 10% to 673 thousand tons, an all-time record, while tonnage rolled increased 6% to 564 thousand tons. We have invested $47 million of the expected $165 million total cost of our micro mill project in Arizona.
The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended		Increase		Nine Months Ended		Increase
	May 31,	May 31,	(Decrease)		May 31,	May 31,	(Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%

Pounds shipped (in millions)	13.3	16.7	(3.4)	(20)%	39.5	38.6	0.90	2%
Pounds produced (in millions)	12.7	14.9	(2.2)	(15)%	37.1	35.4	1.70	5%
Average copper selling price	$4.71	$3.89	$0.82	21%	$4.28	$3.85	$0.43	11%
Average copper scrap production cost	$2.97	$2.81	$0.16	6%	$3.08	$2.96	$0.12	4%
Average copper metal margin	$1.74	$1.08	$0.66	61%	$1.20	$0.89	$0.31	35%
Average copper scrap purchase price	$3.59	$3.02	$0.57	19%	$3.33	$2.99	$0.34	11%

Our copper tube minimill experienced continued strength from commercial markets while residential markets remained weak. Adjusted operating profit for the three and nine months ended May 31, 2008 decreased 77% to $700 thousand and 2% to $8.4 million, respectively. The decrease in adjusted operating income for the quarter was due to a $6.1 million increase in LIFO expense quarter over quarter. Pounds shipped decreased 20% to 13.3 million including sales of steel pipe, a new product line. The average copper selling price increased 82 cents to $4.71 per pound and the metal margin increased 66 cents to $1.74 per pound overcoming copper scrap price increases of 57 cents to $3.59 per pound.
Americas Fabrication and Distribution During the third quarter of 2008, this segment reported adjusted operating loss of $22.3 million as compared to adjusted operating income of $23.3 million in the prior year which resulted from rapidly increasing prices which caused massive LIFO charges and margin compression on fixed price contracts. LIFO expense was $57.0 million for the third quarter of 2008 as compared to $2.9 million in the prior year’s third quarter. We also recorded job loss reserves of $18 million during the quarter on our fixed price contracts. The composite average selling price increased 7%, however, the overall job mix represented by the backlog at the beginning of the quarter did not have sufficient time to rollover to higher prices to match the increase in steel finished goods. These negative results were offset by an $8.6 million litigation settlement we received during the third quarter of 2008 related to costs incurred on a large structural fabrication job in an operating unit we sold several years ago. Driven by pipe, tubular goods and merchant products, our domestic operation had excellent sales volumes and profits during the third quarter of 2008.
Our domestic fabrication plants’ shipments and average selling prices per ton were as follows:

	Three Months Ended		Increase		Nine Months Ended		Increase
	May 31,	May 31,	(Decrease)		May 31,	May 31,	(Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%

Average selling price*

Rebar	$919	$834	$85	10%	$881	$815	$66	8%
Joist	1,307	1,199	108	9%	1,304	1,166	138	12%
Structural	2,843	2,348	495	21%	2,589	2,389	200	8%
Post	807	716	91	13%	766	713	53	7%
Deck	1,295	N/A **	N/A	N/A	1,274	N/A **	N/A	N/A

*	Excluding stock and buyout sales.

**	Average sales price not presented as deck operation represents less than one quarter of activity.

	Three Months Ended		Increase		Nine Months Ended		Increase
	May 31,	May 31,	(Decrease)		May 31,	May 31,	(Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%

Tons shipped (in thousands)

Rebar	278	244	34	14%	766	775	(9)	(1)%
Joist	59	83	(24)	(29)%	187	235	(48)	(20)%
Structural	23	22	1	5%	60	62	(2)	(3)%
Post	32	34	(2)	(6)%	77	81	(4)	(5)%
Deck	60	12	48	400%	166	12	154	1,283%
International Mills Net sales for the three months ended May 31, 2008 increased 49% which were impacted by favorable foreign exchange rates and resulted in an increase in net sales of approximately 16%. Adjusted operating profit for the three months ended May 31, 2008 decreased 21% mainly due to continued start-up costs at our mill in Croatia (CMC Sisak) which was acquired in the first quarter of 2008. During the third quarter of 2008, adjusted operating profit at our mill in Poland decreased 6% from last year’s all-time record quarter. The second quarter’s increasingly favorable pricing environment carried through this quarter due to strong markets in the Middle East, North Africa, Russia, and Germany which buoyed prices and discouraged imports into Poland. Average mill selling price increased 3% and the average ferrous scrap production cost increased 8% resulting in a decrease in the average metal margin of 5% to 669 PLN.
CMC Sisak reported an adjusted operating loss of $5.6 million during the third quarter of 2008 due to start-up costs and regaining customer acceptance. We rolled 22 thousand tons and sold 19 thousand tons during the quarter which increased over the second quarter of 2008.
The following table reflects operating statistics and average prices per short ton of our Polish minimill operations:

	Three Months Ended				Increase			Nine Months Ended				Increase
	May 31,		May 31,		(Decrease)			May 31,		May 31,		(Decrease)
	2008		2007		Amount		%	2008		2007		Amount		%

Tons melted (thousands)	428		392		36		9%	1,107		1,128		(21)		(2)%
Tons rolled (thousands)	284		302		(18)		(6)%	834		890		(56)		(6)%
Tons shipped (thousands)	339		376		(37)		(10)%	1,010		1,057		(47)		(4)%
Average mill selling price (total sales)	1,708	PLN	1,663	PLN	45	PLN	3%	1,533	PLN	1,562	PLN	(29	) PLN	(2)%
Average ferrous scrap production cost	1,039	PLN	960	PLN	79	PLN	8%	908	PLN	871	PLN	37	PLN	4%
Average metal margin	669	PLN	703	PLN	(34	) PLN	(5)%	625	PLN	691	PLN	(66	) PLN	(10)%
Average ferrous scrap purchase price	878	PLN	848	PLN	30	PLN	4%	812	PLN	776	PLN	36	PLN	5%
Average mill selling price (total sales)	$771		$582		$189		32%	$644		$530		$114		22%
Average ferrous scrap production cost	$467		$336		$131		39%	$374		$294		$80		27%
Average metal margin	$304		$246		$58		24%	$270		$236		$34		14%
Average ferrous scrap purchase price	$395		$297		$98		33%	$334		$262		$72		27%
International Fabrication and Distribution Net sales for the three months ended May 31, 2008 increased 53% which were impacted by favorable foreign exchange rates and resulted in an increase in net sales of approximately 5%. Adjusted operating income increased 86% to $40.3 million, this segment’s all-time record for any quarter, driven by strong pricing in the Middle East, North Africa, and Central Europe, and with the German economy growing at its fastest rate in a decade. Our Australian operations performed well as the domestic economy remains strong and commodity prices remain high. Our raw materials division set another quarterly record for sales and operating profit. With China reducing export tonnages, prices in Southeast Asia have risen and profits in inter-Asian trade remain positive.
Corporate and Eliminations Corporate expenses for the three and nine months ended May 31, 2008 increased $0.8 million and $20.0 million, respectively, primarily due to costs incurred for our investment in the global installment of SAP. The incremental cost for SAP for the three and nine months ended May 31, 2008 was $4.5 million and $18.8 million. The increase in total assets is primarily due to the capitalization of $68 million of software development costs since the SAP project’s inception.
Discontinued Operations The change in our division classified as a discontinued operation primarily resulted from LIFO income of $0.4 million recorded during the third quarter of 2008 as compared to expense of $1.9 million during the third quarter of 2007. For the nine months ended May 31, 2008, the division recorded LIFO income of $6.3 million compared to expense of $8.2 million for the comparable period in the prior year.
CONSOLIDATED DATA
On a consolidated basis, for the quarter ended May 31, 2008, the LIFO method of inventory valuation decreased our earnings on a pre-tax basis by $127.2 million or 71 cents per diluted share as compared to a decrease of $30.9 million or 16 cents per diluted share for the same period last year. For the nine months ended May 31, 2008 and 2007, LIFO decreased our net earnings on a pre-tax basis by $181.8 million or $1.00 per diluted share and $60.0 million or 32 cents per diluted share, respectively.
Our overall selling, general and administrative (SG&A) expenses increased by $32.2 million and $70.9 million for the three and nine months ended May 31, 2008, respectively, because of salary and other compensation related costs due to growth and expenses related to the implementation of SAP.
During the three and nine months ended May 31, 2008, our interest expense increased by $6.4 million and $16.3 million, respectively, as compared to 2007, primarily due to higher average debt balances outstanding from our $400 million debt issuance in July 2007.
Our overall effective tax rate for the three and nine months ended May 31, 2008 was 32.3% and 33.8%, respectively as compared to 31.3% and 33.8% for the same periods in 2007.
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
OUTLOOK
Consistent with our third quarter of fiscal 2008, four of our five segments should have a strong fourth quarter. Our fifth segment, Americas Fabrication and Distribution, is likely to suffer further margin compression due to increasing steel prices. Global demand for scrap, raw materials and steel products should remain at robust levels. China’s significant cutback on steel exports in 2008 has impacted supply and global steel prices. There may be further reductions in Chinese steel exports following the earthquake and, in particular, if China imposes additional export taxes on commercial steel products. Global infrastructure and construction should remain extremely strong in regions such as the Middle East and North Africa. As a result, steel prices, in particular rebar, are likely to remain at record levels. Steel inventory levels in most international markets are low which should further support rising steel prices. Nonresidential construction in the U.S. should remain steady. U.S. ferrous scrap prices, in particular obsolete grades, may increase due to the growing price differential with prime grades as well as higher international scrap prices. Regardless of ferrous scrap price increases, rebar prices in the U.S. are likely to trend higher due to both the significant reduction in rebar imports as well as much higher international rebar prices. U.S. mills are likely to continue to export steel products while international steel prices remain significantly higher. Our global mixture of businesses should benefit from the strength in international markets impacting raw materials, scrap and steel products.
LIQUIDITY AND CAPITAL RESOURCES
See Note G — Credit Arrangements, to the condensed consolidated financial statements.
Our sources, facilities and availability of liquidity and capital resources as of May 31, 2008 (dollars in thousands):

	Total
Source	Facility	Availability

Commercial paper program*	$400,000	$339,425
Domestic accounts receivable securitization	200,000	200,000
International accounts receivable sales facilities	364,195	138,875
Bank credit facilities — uncommitted	1,123,333	375,282
Notes due from 2008 to 2017	734,554	**
Trade financing arrangements	**	As required
CMCZ revolving credit facility	46,072	46,072
CMC Sisak notes	30,043	768
CMCZ & CMC Poland equipment notes	10,627	—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $27.6 million of stand-by letters of credit issued as of May 31, 2008.

**	With our investment grade credit ratings and current industry conditions we believe we have access to cost-effective public markets for potential refinancing or the issuance of additional long-term debt.

Certain of our financing agreements, both domestically and at CMCZ, include various covenants, of which we were in compliance at May 31, 2008. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt. The CMC Sisak notes are guaranteed by Commercial Metals International.
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
During the first nine months of 2008, we used $54 million of net cash flows from operating activities as compared to generating $122 million in the first nine months of 2007. This change is primarily the result of a decrease in net earnings adjusted for non-cash items of $60 million and an increase in cash used for working capital of $116 million. The increase in cash used for working capital mainly relates to the following:
•	Increased accounts receivable — increased sales as compared to the same period last year.

•	Increased inventories — increased inventory on hand and higher inventory costs.

•	Increased accounts payable and accrued expenses — timing of payments and increased expenses as compared to the same period last year.
We invested $227 million in property, plant and equipment during the first nine months of 2008. We expect our current approved total capital spending for fiscal year 2008 to be significantly below our budgeted amount of $494 million as certain projects have been delayed. We continuously assess our capital spending and reevaluate our requirements based upon current and expected results.
During the nine months ended May 31, 2008, we purchased 5.4 million shares of our common stock as part of our stock repurchase program at an average price of $28.00 per share for a total of $152 million. Our contractual obligations for the next twelve months of $1.8 billion are typically expenditures with normal revenue processing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of May 31, 2008:

	Payments Due By Period*
		Less than			More than
(in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$746,727	$104,855	$41,819	$16	$600,037
Commercial paper	33,000	33,000	—	—	—
Notes payable	32,233	32,233	—	—	—
Interest(2)	308,228	44,923	76,384	74,508	112,413
Operating leases(3)	142,086	36,986	55,846	27,978	21,276
Purchase obligations(4)	1,941,403	1,597,392	302,663	24,026	17,322

Total contractual cash obligations	$3,203,677	$1,849,389	$476,712	$126,528	$751,048

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the May 31, 2008 condensed consolidated balance sheet. See Note G, Credit Arrangements, to the condensed consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of May 31, 2008.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of May 31, 2008.

(4)	About 72% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2008, we had committed $30.1 million under these arrangements. All of the commitments expire within one year.
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
During the second quarter of 2008, we initiated the eventual Company-wide rollout of SAP. The Company implemented SAP at its corporate headquarters, all payroll functions in the United States and at one of its domestic steel mills. During the third quarter of 2008, the Company implemented SAP at our steel mill in Poland. The implementation resulted in modifications to internal controls over the related accounting and operating processes at these locations and for these functions. We evaluated the control environment as affected by the implementation and believe our controls remained effective. We intend to implement SAP globally to most business segments within the next two years. Other than the changes mentioned above, no other changes to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over our financial reporting.

PART II OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
          Not Applicable.
     ITEM 1A. RISK FACTORS
          Not Applicable.
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			As Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
As of February 29, 2008				812,547 (1)
March 1 — March 31, 2008	0	0	0	812,547
April 1 — April 30, 2008	0	0	0	812,547
May 1 — May 31, 2008	912 (2)	$33.89	0	812,547
As of May 31, 2008	912 (2)	$33.89	0	812,547 (1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced November 5, 2007.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not Applicable
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable
     ITEM 5. OTHER INFORMATION
          Not Applicable

     ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K.

10.1	Facility Agreement among CMC Zawiercie S.A., ABN AMRO Bank (Polska) S.A., HSBC Bank plc, ING Bank Slaski S.A., and BRE Bank S.A. dated May 20, 2008.

31.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY
/s/ William B. Larson
July 10, 2008	William B. Larson
Senior Vice President & Chief Financial Officer

/s/ Leon K. Rusch
July 10, 2008	Leon K. Rusch
Controller

INDEX TO EXHIBITS

10.1	Facility Agreement among CMC Zawiercie S.A., ABN AMRO Bank (Polska) S.A., HSBC Bank plc, ING Bank Slaski S.A., and BRE Bank S.A. dated May 20, 2008.

31.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).