Form 10-K
period 2008-08-31
COMMERCIAL METALS CO
filed 2008-10-30
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                                       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the common stock on October 28, 2008, held by non-affiliates of the registrant, based on the closing price of $10.03 per share on October 28, 2008 on the New York Stock Exchange, was approximately $1,113,447,000. (For purposes of determination of this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of common stock as of October 28, 2008, was 113,799,128.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated by reference into the listed Part of Form 10-K:

Registrant’s definitive proxy statement for the annual meeting of stockholders to be held January 22, 2009 — Part III

COMMERCIAL METALS COMPANY

PART I
ITEM 1. BUSINESS
GENERAL
     We recycle, manufacture, fabricate and distribute steel and metal products and related materials and services through a network of locations throughout the United States and internationally. Effective at the beginning of our 2008 fiscal year we realigned the management of our businesses into two operating divisions — CMC Americas and CMC International. We consider our business to be organized into five segments: Americas Recycling, Americas Mills, Americas Fabrication and Distribution, all operating as part of CMC Americas, with CMC International comprised of two segments, International Mills and International Fabrication and Distribution.
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
CMC AMERICAS DIVISION OPERATIONS
AMERICAS RECYCLING SEGMENT
     The Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 48 scrap metal processing facilities with 21 locations in Texas, 8 in Florida, 6 in South Carolina, 2 in each of Alabama, Arkansas, Missouri and Oklahoma and one each in Georgia, Kansas, Louisiana, North Carolina and Tennessee.
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
     In 2008, our scrap metal recycling segment’s plants processed and shipped approximately 3,391,000 tons of scrap metal compared to 3,220,000 tons in 2007. Ferrous scrap metals comprised the largest tonnage of metals recycled at approximately 3,053,000 tons, an increase of approximately 211,000 tons as compared to 2007. We shipped approximately 305,000 tons of nonferrous scrap metals, primarily aluminum, copper and stainless steel, a decrease of approximately 45,000 tons as compared to 2007. With the exception of precious metals, our scrap metal recycling plants recycle and process practically all types of metal. In addition, one scrap metal recycling facility operated by our Americas Mills segment processed 516,000 tons of primarily ferrous scrap metal for consumption at the adjoining Americas Mills facility during 2008.
     Our scrap metal recycling plants typically consist of an office and warehouse building equipped with specialized equipment for processing both ferrous and nonferrous metal located on several acres of land that we use for receiving, sorting, processing and storing metals. Several of our scrap metal recycling plants use a small portion of their site or a nearby location to display and sell metal products that may be reused for their original purpose without further processing. We equip our larger plants with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators which enable these plants to efficiently process large volumes of scrap metals.

     Two plants have extensive equipment that segregates metallic content from large quantities of insulated wire. To facilitate processing, shipping and receiving, we equip our ferrous metal processing centers with presses, shredders or hydraulic shears to prepare and compress scrap metal for easier handling. Cranes are utilized to handle scrap metals for processing and to load material for shipment. Many facilities have rail access as processed ferrous scrap is primarily transported to consumers by open gondola railcar or barge when water access is available.
     Americas Recycling operates six large shredding machines, four in Texas and one in each of Florida and South Carolina, capable of pulverizing obsolete automobiles or other sources of scrap metal. We have three additional shredders, one operated by our Americas Mill segment and two by our International Mill segment.
     During 2008 this segment also operated a business that purchases and removes rail and other materials from abandoned railroads. Most of the salvaged rail is utilized by our Arkansas minimill. Beginning in 2009 this operation will be included in the Americas Mill segment.
     We sell scrap metals to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Ferrous scrap metal is the primary raw material for electric arc furnaces such as those operated by our Americas Mill segment and other minimills. Some minimills periodically supplement purchases of ferrous scrap metal with direct reduced iron and pig iron for certain product lines. Our Dallas office coordinates the sales of scrap metals from our scrap metal processing plants to our customers. We negotiate export sales through our network of foreign offices as well as our Dallas office.
     We do not purchase a material amount of scrap metal from one source. One customer represents 15% of our Americas Recycling segment’s revenues. Our recycling segment competes with other scrap metals processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals frequently can utilize primary or “virgin” ingot processed by mining companies instead of nonferrous scrap metals. The prices of nonferrous scrap metals are closely related to, but generally less than, the prices of primary or “virgin” ingot.
AMERICAS MILLS SEGMENT
     We conduct our Americas Mills operations through a network of:
—	4 steel mills, commonly referred to as “minimills”, that produce reinforcing bar, angles, flats, rounds, small beams, fence-post sections and other shapes;

—	a copper tube minimill; and

—	one scrap metal shredder processing facility that directly supports the adjoining steel minimill.
     We operate four steel minimills which are located in Texas, Alabama, South Carolina and Arkansas. We utilize a fleet of trucks that we own and private haulers to transport finished products from the minimills to our customers and our fabricating shops. To minimize the cost of our products, to the extent feasible consistent with market conditions and working capital demands, we try to operate all four minimills near full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at domestic competitors, customer inventory levels or a decrease in construction activity may reduce demand for our products and limit our ability to operate the minimills at full capacity. Through our operations and capital improvements, we strive to increase productivity and capacity at the minimills and enhance our product mix. Since the steel minimill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years we have spent approximately $201 million or 29% of our total capital expenditures on projects at the steel minimills operated by our Americas Mills segment.
     The following table compares the amount of steel (in tons) melted, rolled and shipped by our four steel minimills in the past three fiscal years:

	2008	2007	2006
Tons melted	2,396,000	2,121,000	2,324,000
Tons rolled	2,101,000	1,957,000	2,198,000
Tons shipped	2,528,000	2,250,000	2,492,000

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
     Descriptions of minimill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Each of our minimills can and do roll many different types and sizes of products in their range depending on market conditions including pricing and demand. Therefore our capacity estimates assume a typical product mix and will vary with the products actually produced. Our Texas minimill has annual capacity of approximately 1,000,000 tons melted and rolled. Our Alabama minimill’s annual capacity is approximately 700,000 tons melted and 575,000 tons rolled. We have annual capacity at our South Carolina minimill of approximately 750,000 tons melted and 800,000 tons rolled.
     Our Texas minimill manufactures a full line of bar size products including reinforcing bar, angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. Our Texas minimill sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. The Texas minimill primarily ships its products to customers located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico. It also ships products to approximately 22 other states and to Mexico. Our Texas minimill melted 997,000 tons during 2008 compared to 859,000 tons during 2007, and rolled 792,000 tons, an increase of 62,000 tons from 2007.
     The Alabama minimill recorded 2008 melt shop production of 676,000 tons, an increase of 62,000 tons from 2007. The Alabama minimill rolled 430,000 tons, an increase of 5,000 tons from 2007. Our Alabama minimill primarily manufactures products that are larger in size as compared to products manufactured by our other three minimills. Such larger size products include mid-size structural steel products including angles, channels, wide flange beams of up to eight inches and special bar quality rounds and flats. Our Alabama minimill sells primarily to service centers, as well as to the construction, manufacturing, and fabricating industries. The Alabama minimill primarily ships its products to customers located in Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.
     Our South Carolina minimill manufactures a full line of bar size products which primarily include steel reinforcing bar. The minimill also manufactures angles, rounds, squares, fence post sections and flats. The South Carolina minimill ships its products to customers located in the Southeast and mid-Atlantic areas which include the states from Florida through southern New England. During 2008 the South Carolina minimill melted 723,000 tons and rolled 732,000 tons compared to 649,000 tons melted and 669,000 tons rolled during 2007.
     The primary raw material for our Texas, Alabama and South Carolina minimills is ferrous scrap metal. We purchase the raw material from suppliers generally within a 300 mile radius of each minimill including a substantial amount from the CMC Americas segment. Our Texas minimill runs an automobile shredding facility as a part of the mill operations with that entire shredder’s processed ferrous scrap consumed at the Texas minimill. We believe the supply of ferrous scrap metal is adequate to meet our future needs, but it has historically been subject to significant price fluctuations which have occurred more rapidly over the last five years. All three minimills also consume large amounts of electricity and natural gas. Although we have not had any significant curtailments and believe that supplies are adequate, the price we pay for both electricity and natural gas has increased substantially during recent years. Regional and national energy supply, demand and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.
     The smaller Arkansas minimill does not have a melt shop or continuous casting equipment. The Arkansas minimill manufacturing process begins with a reheating furnace utilizing used rail primarily salvaged from railroad abandonments and excess billets acquired from either our other mills or unrelated suppliers as its raw material. The remainder of the manufacturing process utilizes rolling mill, cooling bed and finishing equipment and support facilities similar to, but on a smaller scale, than those at our other minimills. The Arkansas minimill primarily manufactures metal fence post stock, small diameter reinforcing bar, sign posts and bed frame angles with some flats, angles and squares. At our Arkansas minimill and at our facilities in San Marcos, Texas, Brigham City, Utah, and West Columbia, South Carolina, we fabricate fence post stock into studded “T” metal fence posts. The product is finished at facilities similar to, but smaller than, the other minimills. Since our Arkansas minimill does not have melting facilities, the minimill depends on an adequate supply of competitively priced used rail or billets. The availability of these raw materials fluctuates with the pace of railroad abandonments, rail replacement by railroads, demand for used rail from competing domestic and foreign rail rerolling mills and the level of excess billet production offered for sale at steel producers. We have annual capacity at our Arkansas minimill of approximately 150,000 tons rolled.
     In December 2006, we announced plans to build a new minimill, designated a “micro mill” due to its relatively small estimated capacity of approximately 280,000 tons per year. The estimated cost of the facility is approximately $155 million and will be located at a site in Mesa, Arizona. The micro mill will utilize a “continuous continuous” design where metal flows uninterrupted from melting to casting to rolling. It will be more compact than existing, larger capacity steel minimills taking advantage of both lower initial capital construction costs and ongoing operating efficiencies by focusing on cost-effective production of a limited product range, primarily rebar. This new facility obtained all major environmental and land use permits required in late 2008. Construction is now underway with startup anticipated in early fiscal year 2010.
     Our subsidiary, CMC Howell Metal Company, operates a copper tube minimill in New Market, Virginia, which manufacturers copper tube, primarily water tubing, for the plumbing, air conditioning and refrigeration industries. Both high quality copper scrap and occasionally virgin copper ingot are melted, cast, extruded and drawn into tubing. The minimill supplies tubing in straight lengths and coils for use in commercial, industrial and residential construction and by original equipment manufacturers. Our customers, largely equipment manufacturers, wholesale plumbing supply firms and large home improvement retailers, are located in 44 states and supplied directly from the minimill or four warehouses. The demand for copper tube depends on the level of new apartment, hotel/motel and residential construction and renovation. Copper scrap is readily available, but subject to rapid price fluctuations. The price or supply of virgin copper causes the price of copper scrap to fluctuate rapidly. Our Americas Recycling segment supplies a small portion of the copper scrap. CMC Howell’s facilities include melting, casting, piercing, extruding, drawing, finishing and office facilities. During 2008, the facility produced approximately 47 million pounds of copper tube. CMC Howell has annual manufacturing capacity of approximately 80 million pounds.
     No single customer purchases 10% or more of our Americas Mills segment’s production. Due to the nature of certain stock products we sell in the Americas Mills segment, we do not have a long lead time between receipt of a purchase order and delivery. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of these operations. Backlog for our four domestic steel mills at August 31, 2008 was approximately $311 million as compared to $296 million at August 31, 2007.
AMERICAS FABRICATION AND DISTRIBUTION SEGMENT
     We conduct our Americas fabrication operations through a network of:
—	steel plants that bend, cut, weld and fabricate steel, primarily reinforcing bar and angles;

—	warehouses that sell or rent products for the installation of concrete;

—	plants that produce special sections for floors and ceiling support;

—	plants that produce steel fence posts; and

—	plants that treat steel with heat to strengthen and provide flexibility.
     Steel Fabrication. Our Americas fabrication group operates 51 facilities that we consider to be engaged in the various aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel with eight locations specializing in fabricating joists, special beams and decking for floor and ceiling support and four facilities fabricating only steel fence post. We obtain steel for these facilities from our own minimills, purchases from other steel manufacturers through our distribution business and directly from unrelated steel vendors. In 2008, we shipped 1,726,000 tons of fabricated steel, an increase of 131,000 tons from 2007.
     We conduct steel fabrication activities in facilities located in Texas at Beaumont, Buda, Corpus Christi, Dallas, Fort Worth, Harlingen, Houston (3), Melissa, San Marcos, San Antonio, Seguin, Victoria, Waco and Waxahachie; Louisiana at Baton Rouge, Keithville and Slidell; Arkansas at Little Rock, Magnolia and Hope; Utah in Brigham City; Florida at Fort Myers, Jacksonville, Kissimmee; South Carolina at Cayce, North Charleston, Columbia, Taylors and West Columbia; in Georgia at Atlanta and Lawrenceville; Virginia at Farmville (2), Fredericksburg and Norfolk; California at Bloomington, Emeryville, Etiwanda, Fresno, San Marcus and Stockton; Arizona at Chandler; Oklahoma at Oklahoma City and Tulsa; Ohio at Cleveland; New Mexico at Albuquerque; and Mississippi at Lumberton. During 2008 we expanded our reinforcing steel fabrication capacity and geographic coverage with acquisitions of the assets of additional fabrication facilities operating in Fort Worth, and Waxahachie, Texas; Brighton and Denver, Colorado; Kankakee, Illinois; Fontana, Tracy and Claremont, California; two locations in Las Vegas, Nevada and acquired sole ownership of previously partially owned operations in Nashville, Tennessee and Gastonia, North Carolina. The acquired operations also expanded the scope of services offered to include epoxy coating of reinforcing bar and post-tensioning cable.
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
     Our joist manufacturing operations headquartered in Hope, Arkansas, manufacture steel joists for roof supports. The joist manufacturing operations fabricate joists from steel obtained primarily from our Americas Mill at facilities in Hope, Arkansas; Starke, Florida; Cayce, South Carolina; Fallon, Nevada; Iowa Falls, Iowa; New Columbia, Pennsylvania; and Juarez, Mexico. We manufacture steel deck, a companion product for joist sales, at facilities in South Plainfield, New Jersey; Peru, Illinois; and Rock Hill, South Carolina. Our typical joist and deck customer is a construction contractor or large chain store owner. Joists are generally made to order and sales may include custom design, fabrication and painting. Deck is often sold in combination with joists. We obtain our sales primarily on a competitive bid basis. We also manufacture and sell castellated and cellular steel beams. These beams, recognizable by their hexagonal or circular pattern of voids, permit greater design flexibility in steel construction, especially floor structures. We fabricate these beams at a facility adjacent to our Hope, Arkansas, joist manufacturing plant.
     Construction Services. We sell and rent construction related products and equipment to concrete installers and other construction businesses. We have 45 locations in Texas, Louisiana, Mississippi, South Carolina, Florida, Colorado, Arkansas, Arizona, New Mexico, Oklahoma, Utah, Idaho and California where we store and sell these products which, with the exception of a small portion of steel products, are purchased for resale from unrelated suppliers.
     Heat Treating. Our subsidiary, AHT, Inc. operates plants in Chicora, Pennsylvania, Struthers, Ohio and Pell City Alabama that heat treat steel products for special applications. AHT works closely with our Alabama minimill, other steel mills and our distribution business that sell specialized heat-treated steel for customer specific use. Such steel is primarily used in original or special equipment manufacturing where special hardening or flexibility is required. We have annual operating capacity in our heat treating operation of approximately 125,000 tons. We also operate a warehousing and distribution operation known as CMC Impact Metals which distributes not only the specialized products provided by AHT, but also similar products obtained from other similar specialty processors located around the world.

     CMC Dallas Trading. Our Americas division distribution business consists of our CMC Dallas Trading operation. CMC Dallas Trading markets and distributes steel semi-finished long and flat products into the Americas which it purchases from a diverse base of international and domestic sources. During the past year, CMC Dallas Trading sold approximately 800,000 thousand tons of steel products through and with the assistance of our offices in Irving, Texas and Mexico City, Mexico. Our network of offices in the International Fabrication and Distribution segment works closely with CMC Dallas Trading to share information regarding supply and demand for the products sold and assists with locating and maintains relationships with sources of supply.
     Backlog in our steel fabrication operations was approximately $784 million at August 31, 2008 as compared to $783 million at August 31, 2007. Other backlogs in the Americas Fabrication and Distribution segment are not considered material. No single customer accounts for 10% or more of our Americas Fabrication and Distribution segment’s sales.
CMC INTERNATIONAL DIVISION OPERATIONS
INTERNATIONAL MILLS SEGMENT
     Our Swiss subsidiary, CMC International AG owns two steel minimills — CMC Zawiercie S.A. (CMCZ) with operations at Zawiercie, Poland and CMC Sisak d.o.o. (CMCS) with operations at Sisak, Croatia. These two mills constitute the International Mills segment.
     We purchased 71% of the outstanding shares of CMCZ in December 2003 and subsequently have become the sole shareholder by completing the acquisition of the remaining outstanding shares. CMCZ is a steel minimill with equipment similar to our domestic steel minimills, but also includes a second rolling mill which produces wire rod. We own all or substantial interest in several smaller metals related operations, including ten scrap metals processing facilities in Poland that directly support CMCZ with approximately one-half of its scrap requirements.
     CMCZ has annual melting capacity of approximately 1,870,000 tons with annual rolling capacity of approximately 1,100,000 tons. During 2008, the facility melted 1,502,000 tons of steel compared to 1,458,000 tons the prior year; rolled 1,100,000 compared to the prior year’s 1,130,000 tons and shipped 1,434,000 tons compared to 1,366,000 tons during 2007. Principal products manufactured include rebar and wire rod as well as smaller quantities of merchant bar. CMCZ is a significant manufacturer of rebar and wire rod in Central Europe selling rebar primarily to fabricators, distributors and construction companies. Principal customers for wire rod are meshmakers, endusers and distributors. CMCZ’s products are generally sold to customers located within a market area of 400 miles of the mill. The majority of sales are to customers within Poland with the Czech Republic, Slovakia, Hungary and Germany being the major export markets. Ferrous scrap metal is the principal raw material for CMCZ and is generally obtained from scrap metal processors and generators within 400 miles of the mill. Ferrous scrap metal, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available although subject to periodic significant price fluctuations. A large capacity scrap metal shredding facility similar to the largest automobile shredder we operate in the United States is located at CMCZ and supplies CMCZ with a portion of its scrap metal requirements.
     During 2008 we had two significant expansions underway at CMCZ. Installation of a new wire rod block at a cost of approximately $40 million was nearing completion at year end. This addition will increase capacity approximately 100,000 tons and enhance CMCZ’s product range. We also began installation of a new rolling mill at an estimated cost of $190 million. The new mill, designed to allow efficient and flexible production of an increased medium section product range, will complement the facility’s existing rolling mill dedicated primarily to rebar production. The new mill will have a rolling capacity of approximately 716,000 tons of rebar, merchant bar and wire rod. The new mill, expected to be commissioned during the autumn of calendar year 2009, is in addition to CMCZ’s two existing rolling mills.
     In September 2007, we acquired from the Croatian Privatization Fund all outstanding shares of Valjaonica Cijevi Sisak which we subsequently renamed CMCS. We agreed to invest not less than $38 million in capital expenditures and increase working capital by approximately $39 million. CMCS is an electric arc furnace steel pipe mill. Current melting capacity at CMCS is approximately 80,000 tons. We have announced plans to replace the existing 34 short ton electric arc furnace with a larger 67 short ton furnace and add a ladle furnace. These modifications will increase capacity to approximately 500,000 tons when completed in the autumn of calendar year 2009. CMCS operates three rolling mills — a seamless pipe mill, a welded pipe mill and cold processing mill.
     CMCS has an annual capacity of about 330,000 short tons of steel pipe. Prior to our purchase the mill had been operating at minimal production rates due to inadequate financing, poorly maintained equipment and poor employee morale. We commenced what amounted to a restart of the facility during the year, employing new key managers, reviewing and revising operating, maintenance and safety procedures, staffing requirements and analyzing potential capital improvements to increase productivity. CMCS melted 34,000 tons, rolled 67,000 tons and shipped 58,000 tons in 2008.
INTERNATIONAL FABRICATION AND DISTRIBUTION SEGMENT
     Our international distribution operations buy and sell primary and secondary metals, fabricated metals and other industrial products. During the past year, the international distribution facilities sold approximately 2 million tons of steel products. We market and distribute these products through a network of offices, processing facilities and joint venture offices located around the world. We purchase steel, nonferrous metals including copper and aluminum coil, sheet and tubing, chemicals, industrial minerals, ores, metal concentrates and ferroalloys from producers in domestic and foreign markets. Occasionally, we purchase these materials from suppliers, such as trading companies or industrial consumers, who have a surplus of these materials. We utilize long-term contracts, spot market purchases and trading or barter transactions to purchase materials. To obtain favorable long term supply agreements, we occasionally offer assistance to producers by arranging structured finance transactions to suit their objectives. Our exposure to these structured finance transactions is negligible to our business. See discussion in Note 11, Commitments and Contingencies, to our consolidated financial statements.
     We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation businesses. We sell directly to our customers through and with the assistance of our offices in Fort Lee, New Jersey; Arcadia, California; Sydney, Perth, Melbourne, Brisbane and Adelaide, Australia; Singapore; Zug, Switzerland; Sandbach, United Kingdom; Dublin, Ireland; Kohl, Germany; Temse, Belgium and Hong Kong, Beijing, Guangzhou and Shanghai China. We have a representative office in Moscow. We have agents or joint venture partners in additional offices located in significant international markets. Our network of offices share information regarding demand for our materials, assist with negotiation and performance of contracts and other services for our customers, and identify and maintain relationships with our sources of supply.
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
     We market physical products as compared to companies that trade commodity futures contracts and frequently do not take delivery of the commodity. As a result of sophisticated global communications, our customers and suppliers often have easy access to quoted market prices, although such price quotes are not always indicative of actual transaction prices. Therefore, to distinguish ourselves we focus on value added services for both sellers and buyers. Our services include actual physical market pricing and trend information in contrast to more speculative metal exchange futures market information, technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just-in-time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions. These services are performed in the normal course of business and the majority are included in the transaction price as there is no separate revenue stream for each service. We attempt to limit exposure to price fluctuations by offsetting purchases with concurrent sales. We also enter into currency exchange contracts as economic hedges of sales and purchase commitments denominated in currencies other than the United States dollar or, if the transaction involves our Australian, United Kingdom or German subsidiaries, their local currency. We do not, as a matter of policy, speculate on changes in the markets.
     We have previously made investments to acquire approximately 11% of the outstanding stock of a Czech Republic steel mill and 24% of a Belgium business that processes and pickles hot rolled steel coil. These investments allow us to expand our marketing and distribution activities by selling a portion of the products they produce and on occasion supplying a portion of their raw material requirements.
     Our Australian operations are believed to be the largest marketer of imported steel in Australia. We utilize warehouse facilities at several Australian ports to facilitate distribution, including just-in-time delivery and logistic management. Our CMC Coil Steels Group is a major distributor and processor of steel sheet and coil products predominately procured from Australian sources and has recently expanded into distribution of long products including reinforcing bar. Coil Steels operates processing facilities in Brisbane, Sydney and Melbourne, warehouses in Adelaide and Perth and smaller regional sales outlets including Darwin and Toowoomba. The Australian operations also operate an industrial products distribution business supplying metals related industries including steel mills, foundries and smelters. Late in 2008, we acquired the assets of a small Sydney based ferrous and non-ferrous recycling facility.
     Our International Fabrication operations have expanded downstream captive uses for a portion of the rebar manufactured at CMCZ with construction of a reinforcing bar fabrication facility at CMCZ and the acquisition of rebar fabrication facilities in Rosslau, Germany as well as having commenced construction of a new fabrication facility near Warsaw. These rebar fabrication facilities are similar to those operated by our domestic fabrication facilities and sell fabricated rebar to contractors for incorporation into construction projects generally within 150 miles of each facility. In June 2008 we acquired Nike S.A. located in Dąbrowa Górnicza, Poland. Nike is a producer of welded steel mesh, cold rolled wire rod and cold rolled reinforcing bar with total production capacity of approximately 99,000 tons of steel products annually. This acquisition enables our International Fabrication operations to supplement sales of fabricated reinforcing bar by also offering wire mesh to customers including metals service centers as well as construction contractors.
     In January 2008 we acquired a majority interest in a joint venture operating a recycling facility in Singapore. The facility is similar to those operated by the Recycling segment of CMC Americas but on a smaller scale. In April we acquired sole ownership of the venture which is operated as part of the International Fabrication and Distribution segment due to its oversight by managers in this segment.
SEASONALITY
     Many of our mills and fabrication facilities’ customers are in the construction business. Due to the increase in construction during the spring and summer months, our sales are generally higher in the third and fourth quarters than in the first and second quarters of our fiscal year.
COMPETITION
     Our Americas Mills compete with regional, national and foreign manufacturers of steel and copper. We do not produce a significant percentage of the total domestic output of most of our products. However, we are considered a substantial supplier in the markets near our facilities. We compete primarily on the price and quality of our products and our service. See “Risk Factors - Risks Related to Our Industry.”
     We believe that CMCZ is the second largest supplier of wire rod and the second largest supplier of reinforcing bar in the Polish market. It competes with several large manufacturers of rebar and wire rod in central and eastern Europe, primarily on the basis of price and product availability.
     Our Americas fabrication business competes with regional and national suppliers. We believe that we are among the largest fabricators of reinforcing bar in the United States, and our joist facilities are the second largest manufacturer of joists in the United States, although significantly smaller than the largest joist supplier. We believe that we are the largest manufacturer of steel fence posts in the United States.
     We believe our Americas Recycling segment is one of the largest entities engaged in the recycling of nonferrous scrap metals in the United States. We are also a major regional processor of ferrous scrap metal. The scrap metal recycling business is subject to cyclical fluctuations based upon the availability and price of unprocessed scrap metal and the demand for steel and nonferrous metals. Buying prices and service to scrap suppliers and generators are the principal competitive factors for the recycling segment. The price offered for scrap metal is the principal competitive factor in acquiring material from smaller scrap metals collection firms, while industrial generators of scrap metal may also consider the importance of other factors such as supplying appropriate collection containers, timely removal, reliable documentation including accurate and detailed purchase records with customized reports, the ability to service multiple locations, insurance coverage, and the buyer’s financial strength.
     Our distribution business is highly competitive. Our products in the distribution business are standard commodity items. We compete primarily on the price, quality and reliability of our products, our financing alternatives and our additional services. In this business, we compete with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources. In addition, some of our competitors may be able to pursue business without being restricted by the laws of the United States. We also compete with industrial consumers who purchase directly from suppliers, and importers and manufacturers of semi-finished ferrous and nonferrous products. Our CMC Coil Steels Group, a distributor of steel sheet and coil in Australia, is believed to be the third largest distributor of those products in Australia.
ENVIRONMENTAL MATTERS
     A significant factor in our business is our compliance with environmental laws and regulations. See “Risk Factors — Risks Related to Our Industry” below. Compliance with and changes in various environmental requirements and environmental risks applicable to our industry may adversely affect our results of operations and financial condition.
     Occasionally, we may be required to clean up or take certain remediation action with regard to sites we formerly used in our operations. We may also be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have treated or disposed of hazardous substances on the sites. The United States Environmental Protection Agency, or EPA, has named us a potentially responsible party, or PRP, at several federal Superfund sites. The EPA alleges that we and other PRP scrap metal suppliers are responsible for the cleanup of those sites solely because we sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacturing of new products. We contend that an arms length sale of valuable scrap metal for use as a raw material in a manufacturing process that we have no control of should not constitute “an arrangement for disposal or treatment of hazardous substances” as defined under Federal law. In 2000 the Superfund Recycling Equity Act was signed into law which, subject to the satisfaction of certain conditions, provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under Federal law. Despite Congress’ clarification of the intent of the Federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials and we continue to support clarification of state laws and regulations consistent with Congress’ action.
     New Federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2008, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $25 million. In addition, we estimate that we spent approximately $3 million during 2008 on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2009 of approximately $28 million.
EMPLOYEES
     As of August 2008, we had 15,276 employees. The Americas Mills segment employed 2,123 people, the Americas Recycling segment employed 2,164 people, the Americas Fabrication and Distribution segment employed 6,112 people, the International Mills segment employed 3,491 people and the International Fabrication and Distribution segment employed 926 people. We have 460 employees providing services to our divisions and subsidiaries in general corporate administration and management. Production employees at one metals recycling plant and two fabrication facilities are represented by unions for collective bargaining purposes. Approximately one half of International Mills’ employees are represented by unions. We believe that our labor relations are generally good to excellent and our work force is highly motivated.

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
RISKS RELATED TO OUR INDUSTRY
OUR INDUSTRY IS AFFECTED BY CYCLICAL AND GLOBAL ECONOMIC FACTORS INCLUDING THE RISK OF A RECESSION AND OUR CUSTOMERS’ ACCESS TO CREDIT FACILITIES.
     Our financial results are substantially dependent upon the overall economic conditions in the United States and the European Union. A recession in the United States, the European Union, or globally — or the public perception that a recession is likely — could substantially decrease the demand for our products and adversely affect our business. Many of our products are commodities subject to cyclical fluctuations in supply and demand in metal consuming industries and construction. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during prolong periods of economic downturn. Likewise the pace of construction has historically slowed significantly during economic downturns. Many of our customers rely on access to credit to adequately fund their operations or to finance construction projects. The inability of our customers to access credit facilities will adversely affect our business by reducing our sales, increasing our exposure to accounts receivable bad debts and reducing our profitability. Our geographic concentration in the southern and southwestern United States as well as Central Europe, Australia and China exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity in a particular region could also adversely affect our sales and profitability.
     Our business supports cyclical industries such as commercial and government construction, energy, metals service center, petrochemical and original equipment manufacturing. These industries may experience significant fluctuations in demand for our products based on economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. Many of these factors are beyond our control. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve suffer a prolonged downturn, then our business may be adversely affected. Although the residential housing market is not a significant factor in our business, related commercial and infrastructure construction activities, such as shopping centers and roads could be impacted by a prolonged slump in new housing construction.
     Our industry is characterized by low backlogs, which means that our results of operations are promptly affected by short-term economic fluctuations.
A SIGNIFICANT REDUCTION IN CHINA’S STEEL CONSUMPTION OR INCREASED CHINESE STEEL PRODUCTION SUBSTANTIALLY EXCEEDING LOCAL DEMAND MAY RESULT IN CHINA BECOMING A LARGE EXPORTER OF STEEL AND DISRUPTION TO WORLD STEEL MARKETS.
     Chinese economic expansion has affected the availability and heightened the volatility of many commodities that we market and use in our manufacturing process, including steel. It is reported that in calendar year 2007 China produced approximately 489 million metric tons of crude steel, representing 37% of world production. China’s estimated consumption was approximately 434 million metric tons and was a net exporter of approximately 46 million tons in 2007. Expansions and contractions in China’s economy can have major effects on the pricing of not only the price of our finished steel products but also many commodities that affect us such as secondary metals, energy, marine freight rates, steel making supplies such as ferroalloys and graphite electrodes and materials we market such as iron ore and coke. Should Chinese demand weaken or Chinese steel production be allowed to expand unchecked to the point that it significantly exceeds the country’s consumption, prices for many of the products that we both sell to and export from China may fall causing erosion in our gross margins and subjecting us to possible renegotiation of contracts or increases in bad debts. Significant exports from China of steel in the product lines we manufacture in the United States would cause selling prices in the United States to decline and negatively impact our gross margins.

RAPID AND SIGNIFICANT CHANGES IN THE PRICE OF METALS COULD NEGATIVELY IMPACT OUR INDUSTRY.
     Prices for most metals in which we deal have experienced large increases accompanied with increased volatility over the last several years. More recently steel prices have begun to sharply decline from their peaks but are at still relatively high levels. With a few exceptions, our markets have thus far been able to adapt to this changing pricing environment. However, should metals prices experience further substantial rapid decreases, increases or be subjected to sudden increases it would impact us in several ways. Some of our operations, the fabrication operations for example, may benefit from rapidly decreasing steel prices as their material cost for previously contracted fixed price work declines. Others, such as our Americas Mills and International Mills segments, would likely experience reduced margins and may be forced to liquidate high cost inventory at reduced margins or losses until prices stabilized. Sudden increases could have the opposite effect. Overall, we believe that rapid substantial price changes, should they continue to occur, will not be to our industry’s benefit. Our customer and supplier base would be impacted due to uncertainty as to future prices. A reluctance to purchase inventory in the face of extreme price decreases or sell quickly during a period of rapid price increases would likely reduce our volume of business. Marginal industry participants or speculators may attempt to participate to an unhealthy extent during a period of rapid price escalation with a substantial risk of contract default should prices suddenly reverse. Risks of default in contract performance by customers or suppliers as well as an increased risk of bad debts and customer credit exposure would increase during periods of rapid and substantial price changes.
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
     Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, may have a material adverse effect on our results of operations and financial condition. Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state, federal and international environmental laws and regulations concerning, among other matters, waste disposal, air emissions, waste and storm water effluent and disposal and employee health. New facilities that we may build, especially steel minimills, are required to obtain several environmental permits before significant construction or commencement of operations. Delays in obtaining permits or unanticipated conditions in such permits could delay the project or increase construction costs or operating expenses. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our minimills generate electric arc furnace dust (EAF dust), which the EPA and other regulatory authorities classify as hazardous waste. EAF dust requires special handling, recycling or disposal.
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

     Although we believe that we are in substantial compliance with all applicable laws and regulations, legal requirements are changing frequently and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate pollution control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors that may increase our future expenditures to comply with environmental requirements. Accordingly, we are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations. We cannot predict whether such costs can be passed on to customers through product price increases. Competitors in various regions or countries where environmental regulation might not be so restrictive, subject to different interpretation or generally not enforced, may enjoy a competitive advantage.
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
RISKS RELATED TO OUR COMPANY
POTENTIAL LIMITATIONS ON OUR ABILITY TO ACCESS CREDIT FACILITIES MAY NEGATIVELY IMPACT OUR BUSINESS
     Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities (see the discussion at page 34 of our liquidity), we could be adversely affected if our banks, the buyers of our commercial paper or other of the traditional sources supplying our short term borrowing requirements refused to honor their contract commitments or ceased lending. While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades. Our commercial paper program is ranked in the second highest category by Moody’s Investors Service (P-2) and Standard & Poor’s Corporation (A-2). Our senior unsecured debt is investment grade rated by Standard & Poor’s Corporation (BBB) and Moody’s Investors Service (Baa2). In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies. Lower ratings on our commercial paper program or our senior unsecured debt could impair our ability to obtain additional financing and will increase the cost of the financing that we do obtain.
WE HAVE INITIATED IMPLEMENTATION OF AN ENTERPRISE RESOURCE PLANNING SYSTEM WHICH, IF NOT EFFECTIVELY MANAGED AND CONTROLLED, COULD THREATEN THE ACHIEVEMENT OF OPERATION AND FINANCIAL GOALS.
     In 2006 we began planning and design of a new enterprise resource planning system which continued through 2007 with phased implementation having commenced during 2008 and currently scheduled to continue through 2010 prior to completion. This is a significant project with expenditures thus far of approximately $172 million of which $83 million has been capitalized. There are risks that the effort may not result in a successful implementation resulting in resources being inappropriately diverted, untimely completion, substantial cost overruns, or inadequate information to manage our businesses and prepare accurate financial information. Should the project not be successfully completed the capitalized cost for this project might have to be expensed resulting in an unanticipated reduction in profitability.
SOME OF OUR CUSTOMERS MAY DEFAULT ON THE DEBTS THEY OWE TO US.
     Should the recent constraints on access to credit continue for a prolonged period some of our customers may struggle or fail to meet their obligations, especially if they in turn experience defaults on receivables due from their customers. A recession could result in our incurring bad debt costs in excess of our expectations and prior experience. In certain markets we have experienced a consolidation among those entities to whom we sell. This consolidation, along with higher metals and other commodity prices, has resulted in an increased credit risk spread among fewer customers often without a corresponding strengthening of their financial status. We have expanded our use of credit insurance for accounts receivable in our businesses. While we believe the insurance companies with whom our accounts receivable are insured are capable of meeting their contract obligations, it is possible that we may not be capable of recovering all of our insured losses should they experience significant losses threatening their viability. Additionally, credit insurance policies typically have relatively short policy periods and require pre-approval of customers with maximum insured limits established by customer. Should credit insurers incur large losses the insurance may be more difficult to secure and when available likely only at increased costs with decreased coverage. While in many international sales transactions we require letters of credit from financial institutions which we believe to be financially secure we may be at risk in the event the financial institution subsequently fails and the customer is unable to pay for the products we sold. A substantial amount of our accounts receivable are considered to be open account uninsured accounts receivable. We regularly maintain a substantial amount of accounts receivable, at year end $1.4 billion. We charged off accounts receivable of $10.1 million during the past fiscal year offset by recoveries of $5 million and at year end our allowance for collection losses was $17.7 million.
THE AGREEMENTS GOVERNING THE NOTES AND OUR OTHER DEBT CONTAIN FINANCIAL COVENANTS AND IMPOSE RESTRICTIONS ON OUR BUSINESS.
     The indenture governing our 6.75% notes due 2009, 5.625% notes due 2013, 6.50% notes due 2017 and 7.35% notes due 2018 contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consolidate or merge. In addition, our credit facility contains covenants that place restrictions on our ability to, among other things:
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
     Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default under the indenture governing the notes or under our other debt agreements. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If we were unable to repay debt to our secured lenders or if we incur secured debt in the future, these lenders could proceed against the collateral securing that debt. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on the notes.
FLUCTUATIONS IN THE VALUE OF THE UNITED STATES DOLLAR RELATIVE TO OTHER CURRENCIES MAY ADVERSELY AFFECT OUR BUSINESS.
     Fluctuations in the value of the dollar can be expected to affect our business. In particular major changes in the rate of exchange of China’s Renminbi or the value of the Euro to the U.S. Dollar could negatively impact our business. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the U.S. by our foreign competitors while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of non-ferrous scrap metal by our Americas Recycling segment we have not recently been a significant exporter of metal products from our United States operations. Economic difficulties in some large steel producing regions of the world resulting in lower local demand for steel products have historically encouraged greater steel exports to the U.S. at depressed prices and can be exacerbated by a strong dollar. As a result, our products which are made in the U.S., may become relatively more expensive as compared to imported steel, which has had and in the future could have a negative impact on our sales, revenues, profitability and cash flows.
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
OPERATING INTERNATIONALLY CARRIES RISKS AND UNCERTANTIES WHICH COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.
     We have our heaviest concentration of manufacturing facilities in the United States but also have significant facilities in Europe and Australia. Our marketing and trading offices are located in most major markets of the world with our suppliers and our customers located throughout the world. Our marketing and distribution segment relies on substantial international shipments of materials and products in the ordinary course of its business. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk discussed above, including:
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
     Minimills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. As large consumers of electricity and gas, often the largest in the geographic area where our minimills are located, we must have dependable delivery of electricity and natural gas in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes would substantially disrupt our production. While we have not suffered prolonged production delays due to our inability to access electricity or natural gas several of our competitors have experienced such occurrences. Prolonged substantial increases in energy costs would have an adverse affect on the costs of operating our minimills and would negatively impact our gross margins unless we were able to fully pass through the additional expense. Our finished steel products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices will have a negative impact on our costs and many of our customers’ financial results which could result in reduced margins and declining demand for our products. Rapid increases in fuel costs may also negatively impact our ability to charter ships for international deliveries at anticipated freight rates thereby decreasing our margins on those transactions or causing our customers to look for alternative sources.
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
UNEXPECTED EQUIPMENT FAILURES MAY LEAD TO PRODUCTION CURTAILMENTS OR SHUTDOWNS.
     Interruptions in our production capabilities will adversely affect our production costs, steel available for sales and earnings for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of steel-making equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures.

HEDGING TRANSACTIONS MAY EXPOSE US TO LOSS OR LIMIT OUR POTENTIAL GAINS.
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
     Under the Sarbanes-Oxley Act management must now assess the design and functioning of our system of financial internal control. Our registered independent accountants must then certify the effectiveness of our internal controls. Discovery and disclosure of a material weakness, by definition, may have a material adverse impact on our financial statements. Such an occurrence may discourage certain customers or suppliers from doing business with us, may cause downgrades in our debt ratings leading to higher borrowing costs, and may affect how our stock trades. This may in turn negatively affect our ability to access public debt or equity markets for capital.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
     Our Texas steel minimill is located on approximately 600 acres of land that we own. Our Texas minimill facilities include several buildings that occupy approximately 807,000 square feet. Our Alabama steel minimill is located on approximately 70 acres of land, and it includes several buildings that occupy approximately 531,000 square feet. We utilize our facilities at the Texas and Alabama steel minimills for manufacturing, storage, office and other related uses. Our South Carolina steel minimill is located on approximately 112 acres of land, and the buildings occupy approximately 706,000 square feet. Our Arkansas steel minimill is located on approximately 135 acres of land, and the buildings occupy approximately 234,000 square feet. We lease approximately 30 acres of land at the Alabama minimill and all the land at the Arkansas and South Carolina minimills in connection with revenue bond financing or property tax incentives. We may purchase the land at the termination of the leases or earlier for a nominal sum. Howell Metal Company owns approximately 76 acres of land in New Market, Virginia, with buildings occupying approximately 407,000 square feet.
     Our Americas Recycling segment’s plants occupy approximately 544 acres of land that we own in Beaumont, Clute, Corpus Christi, Dallas, Fort Worth, Galveston, Houston, Lubbock, Lufkin, Odessa, Victoria and Vinton, Texas; Apopka, Gainesville, Jacksonville, Lake City, Ocala, Palm Bay, and Tampa, Florida; Shreveport, Louisiana; Chattanooga, Tennessee; Springfield and Joplin, Missouri; Burlington, North Carolina; Frontenac and Independence, Kansas; Miami and Tulsa, Oklahoma; and Lonoke, Arkansas. The recycling segment’s other scrap metal processing locations are on leased land.
     The facilities of our Americas fabrication operations utilize approximately 1,448 acres of land which we own and lease approximately 91 acres of land at various locations in Texas, Louisiana, Arkansas, Utah, South Carolina, Florida, Virginia, Georgia, North Carolina, Nevada, Ohio, Iowa, California, Pennsylvania, Mississippi, Arizona, Alabama, New Mexico, Colorado, Oklahoma and Juarez, Mexico. Our International fabrication operations utilize approximately 136,000 square meters of land which is either owned or subject to a perpetual usufruct.
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
     CMCS is located on approximately 882 square meters at Sisak in central Croatia, approximately 30 miles southeast of Zagreb. The principal operations are conducted in buildings having an area of approximately 179,000 square meters.

     We own two warehouse buildings which our operations in Australia utilize, one of which is located on leased real estate. We lease the other warehouse facilities located in Australia as well as our Australian headquarters, marketing and administration offices.
     We lease the office space occupied by our corporate headquarters as well as that occupied by all of our marketing our distribution offices.
     The leases on the leased properties described above will expire on various dates and with the exception of the CMCZ leases described above, generally over the next nine years. Several of the leases have renewal options. We have had little difficulty renewing such leases as they expire. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2008, to be paid during fiscal 2009, to be approximately $18 million. We also lease a portion of the equipment we use in our plants. We estimate our minimum annual rental obligation for equipment operating leases in effect at August 31, 2008, to be paid during fiscal 2009, to be approximately $16 million.
ITEM 3. LEGAL PROCEEDINGS
     On September 18, 2008, subsequent to the end of our 2008 fiscal year, we were served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including Commercial Metals Company. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and the present, seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest. Since the filing of this lawsuit, additional plaintiffs have filed class action lawsuits naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. We believe that the lawsuits are entirely without merit and plan to aggressively defend the actions.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PURCHASES OF STOCK

			(c ) Total	(d) Maximum
			Number of	Number (or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased	Shares (or Units) that
			As Part of	May Yet Be
			Publicly	Purchased
	(a) Total Number of	(b) Average	Announced	Under the
	Shares (or Units)	Price Paid	Plans or	Plans or
Period	Purchased	Per Share (or Unit)	Programs	Programs (1)
June 1, 2008 - June 30, 2008	0	0	0	812,547
July 1, 2008 - July 31, 2008	17,122	$30.43	0	812,547
August 1, 2008 - August 31, 2008	0	$25.95	800,000	12,547
Total	17,122	$26.04	800,000	12,547

(1)	Shares remaining to be purchased under the 5,000,000 shares repurchase authority approved by the Company’s board of directors on November 5, 2007.

MARKET AND DIVIDEND INFORMATION
     The table below summarizes the high and low sales prices reported on the New York Stock Exchange for our common stock and the quarterly cash dividends we paid for the past two fiscal years.
PRICE RANGE
OF COMMON STOCK

2008
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS

1st	$35.89	$27.18	9 cents
2nd	33.35	20.85	12 cents
3rd	36.98	27.13	12 cents
4th	39.80	24.63	12 cents

2007
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS

1st	$29.27	$18.40	6 cents
2nd	30.00	24.60	9 cents
3rd	36.00	25.71	9 cents
4th	37.15	24.58	9 cents
     Since 1982, our common stock has been listed and traded on the New York Stock Exchange. From 1959 until the NYSE listing in 1982, our common stock was traded on the American Stock Exchange. The number of shareholders of record of our common stock at October 2, 2008, was 4,233.
EQUITY COMPENSATION PLANS
     Information about our equity compensation plans as of August 31, 2008 that were either approved or not approved by our stockholders is as follows:

	A.	B.	C.
			NUMBER OF SECURITIES
			REMAINING FOR FUTURE
	NUMBER OF SECURITIES		ISSUANCE UNDER EQUITY
	TO BE ISSUED	WEIGHTED-AVERAGE	COMPENSATION PLANS
	UPON EXERCISE OF	EXERCISE PRICE OF	(EXCLUDING SECURITIES
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	REFLECTED IN COLUMN
PLAN CATEGORY	WARRANTS AND RIGHTS	WARRANTS AND RIGHTS	(A))
Equity
Compensation plans approved by security holders	6,221,406	$19.60	2,896,360
Equity
Compensation plans not approved by security holders	0	0	0
TOTAL	6,221,406	$19.60	2,896,360

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our common stock during the five year period beginning September 1, 2003 and ending August 31, 2008 with the Standard & Poor’s 500 Composite Stock Price Index also known as the “S&P 500” and the Standard & Poor’s Steel Industry Group Index also know as the “S&P Steel Group.” Each index assumes $100 invested at the close of trading August 31, 2003, and reinvestment of dividends.

	8/31/2003	8/31/2004	8/31/2005	8/31/2006	8/31/2007	8/31/2008
Commercial Metals Company	100.00	179.03	309.16	449.52	608.76	556.39
S&P 500	100.00	111.46	125.45	136.59	157.27	139.75
S&P Steel	100.00	170.60	223.20	383.04	530.14	534.21

ITEM 6. SELECTED FINANCIAL DATA
     The table below sets forth a summary of our selected consolidated financial information for the periods indicated. The per share amounts have been adjusted to reflect two-for-one stock splits in the form of stock dividends on our common stock paid June 28, 2002, January 10, 2005 and May 22, 2006.
FOR THE YEARS ENDED AUGUST 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2008	2007	2006	2005	2004
Net Sales *	$10,427,378	$8,329,016	$7,212,152	$6,260,338	$4,568,728
Net Earnings	231,966	355,431	356,347	285,781	132,021
Diluted Earnings Per Share	1.97	2.92	2.89	2.32	1.11
Total Assets	4,746,371	3,472,663	2,898,868	2,332,922	1,988,046
Stockholders’ Equity	1,638,383	1,548,567	1,220,104	899,561	660,627
Long-term Debt	1,197,533	706,817	322,086	386,741	393,368
Cash Dividends Per Share	0.45	0.33	0.17	0.12	0.09
Ratio of Earnings to Fixed Charges	4.78	11.16	14.80	12.43	7.30

*	Excludes the net sales of a division classified as discontinued operations.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings, liquidity and access to capital markets, product pricing and demand, currency valuation, production rates, energy expense, interest rates, inventory levels, acquisitions, construction and operation of new facilities and general market conditions. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
•	solvency of financial institutions and their ability or willingness to lend;

•	extent of government intervention and its effect in capital markets;

•	construction activity;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	unsuccessful implementation of new technology;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	court decisions;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including credit availability;

•	currency fluctuations;

•	interest rate changes;

•	scrap metal, energy, insurance and supply prices; and

•	the pace of overall economic activity.
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
     We recycle, manufacture, market and distribute steel and metal products through a network of over 200 locations in the United States and internationally.
     Our business is organized into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication and Distribution, International Mills and International Fabrication and Distribution. Our domestic and international distribution business activities consist only of physical transactions and not speculation.
Americas Recycling Operations
     We conduct our recycling operations through metal processing plants located in the states of Texas, Oklahoma, Kansas, Louisiana, Alabama, Arkansas, Missouri, Georgia, Tennessee, Florida, South Carolina, and North Carolina.
Americas Mills Operations
     We conduct our domestic mills operations through a network of:
•	steel mills, commonly referred to as “minimills,” that produce reinforcing bar, angles, flats, rounds, fence post sections and other shapes; and

•	a copper tube minimill. Our copper tube minimill is aggregated with the Company’s steel minimills because it has similar economic characteristics.
Americas Fabrication and Distribution Operations
     We conduct our domestic fabrication operations through a network of:
•	steel fabrication and processing plants that bend, weld, cut, fabricate, distribute and place steel, primarily reinforcing bar and angles;

•	warehouses that sell or rent products for the installation of concrete;

•	plants that produce special sections for floors and support for ceilings and floors;

•	plants that produce steel fence posts; and

•	plants that treat steel with heat to strengthen and provide flexibility.
     Additionally, our domestic distribution consists of our CMC Dallas Trading division which markets and distributes semi-finished long and flat steel products into the Americas from a diverse base of international and domestic sources.
International Mills Operations
     International Mills includes our Polish (“CMCZ”) and Croatian (“CMCS”) mills and have been presented as a separate segment because the economic characteristics of the market and the regulatory environment in which our international mills operate is different from our domestic minimills. We conduct our international mill operations through:
•	a rolling mill that produces primarily reinforcing bar and some merchant products;

•	a rolling mill that produces primarily wire rod;

•	our scrap processing facilities that directly support the CMCZ minimill; and

•	an electronic arc furnace based steel pipe manufacturer.
International Fabrication and Distribution Operations
     We conduct our international fabrication operations through three steel fabrication plants in Europe primarily for reinforcing bar and mesh. Additionally, we market and distribute steel, copper and aluminum coil, sheet and tubing, ores, metal concentrates, industrial minerals, ferroalloys and chemicals through our network of marketing and distribution offices, processing facilities and joint ventures internationally. Our customers use these products in a variety of industries.
Critical Accounting Policies and Estimates
     The following are important accounting policies, estimates and assumptions that you should understand as you review our financial statements. We apply these accounting policies and make these estimates and assumptions to prepare financial statements under accounting principles generally accepted in the United States (“GAAP”). Our use of these accounting policies, estimates and assumptions affects our results of operations and our reported amounts of assets and liabilities. Where we have used estimates or assumptions, actual results could differ significantly from our estimates.
     Revenue Recognition We recognize sales when title passes to the customer either when goods are shipped or when they are received based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectibility is reasonably assured. When we estimate that a contract with one of our customers will result in a loss, we accrue the calculated loss as soon as it is probable and estimable. We account for large fabrication projects in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.
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
     Inventory Cost We determine inventory cost for most domestic inventories by the last-in, first-out method, or LIFO. We estimate our interim LIFO reserve by using quantities and costs at quarter end and recording the resulting LIFO expense in its entirety. Inventory cost for international and remaining inventories is determined by the first-in, first-out method, or FIFO. We record all inventories at the lower of their cost or market value.
     Property, Plant and Equipment Our domestic and international mills, fabrication and recycling businesses are capital intensive. We evaluate the value of these assets and other long-lived assets whenever a change in circumstances indicates that their carrying value may not be recoverable. Some of the estimated values for assets that we currently use in our operations utilize judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer’s different viewpoint of future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets’ economically useful lives and are evaluated annually. To the extent that an asset’s actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.
     Other Accounting Policies and New Accounting Pronouncements See Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements.
Consolidated Results of Operations

	Year ended August 31,
(in millions except share data)	2008	2007	2006

Net sales *	$10,427	$8,329	$7,212
Net earnings	232.0	355.4	356.3
Per diluted share	1.97	2.92	2.89
EBITDA	531.4	671.0	659.2
International net sales	4,937	3,397	2,726
As % of total sales	47%	41%	38%
LIFO** effect on net earnings	209.1	33.3	50.6
Per diluted share	1.78	0.27	0.41

*	Excludes the net sales of a division classified as discontinued operations.

**	Last in, first out inventory valuation method.
In the table above, we have included a financial statement measure that was not derived in accordance with GAAP. We use EBITDA (earnings before interest expense, income taxes, depreciation and amortization) as a non-GAAP performance measure. In calculating EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization. EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use EBITDA as one guideline to assess our unleveraged performance return on our investments. EBITDA is also the target benchmark for our long-term cash incentive performance plan for management. Reconciliations to net earnings are provided below for the years ended August 31:

(in millions)	2008	2007	2006

Net earnings	$232.0	$355.4	$356.3
Interest expense	59.5	37.3	29.6
Income taxes	104.8	171.0	187.9
Depreciation and amortization	135.1	107.3	85.4

EBITDA	$531.4	$671.0	$659.2

EBITDA (loss) from discontinued operations	3.2	(3.3)	(8.1)

EBITDA from continuing operations	$528.2	$674.3	$667.3

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
The following events and performances had a significant financial impact during 2008 as compared to 2007 or are significant for our future operations:
1.	We reported our highest net sales ever for the fifth straight year.

2.	We recorded after-tax LIFO expense of $209.1 million ($1.78 per diluted share) compared to $33.3 million ($0.27 per diluted share) in 2007.

3.	We experienced favorable foreign exchange rates during 2008 as compared to 2007 which resulted in an increase in net sales of approximately 4%.

4.	Net sales of the Americas Recycling segment increased 22% and adjusted operating income increased 29% driven by higher scrap prices, primarily ferrous scrap.

5.	Net sales of the Americas Mills segment increased 28% but adjusted operating income decreased 20% primarily caused by LIFO expense of $109.8 million during 2008 as compared to expense of $27.3 million during 2007.

6.	Our Americas Fabrication and Distribution segment’s results were impacted by escalating steel prices and a margin compression due to fixed price contracts which resulted in an adjusted operating loss of $67.5 million including LIFO expense of $197.4 million and job loss reserves of $26.7 million.

7.	Our International Mills segment reported adjusted operating income of $96.8 million in 2008 as compared to $112.4 million in prior year. Our Polish mill experienced an increase in adjusted operating profit of 9% offset by losses at our mill in Croatia which continued to be saddled with start-up costs.

8.	Our International Fabrication and Distribution segment set an all-time record for adjusted operating profit of $124.3 million, a 69% increase from prior year, driven by strong pricing internationally.

9.	Seven acquisitions with a total purchase price of $231.5 million were completed during 2008.

10.	Expense of $53.7 million and capital expenditures of $49.9 million were recorded during 2008 as compared to expense of $33.8 million and capital expenditures of $22.3 million recorded during 2007 related to the global implementation of SAP.

11.	Treasury shares purchased by the Company during 2008 increased diluted earnings per share by $0.05.

12.	Our overall effective tax rate decreased to 31.1% as compared to 31.9% in 2007 due to shifts in profitability among tax jurisdictions.
Segments
Unless otherwise indicated, all dollars below are before minority interests and income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for making operating decisions. See Note 14, Business Segments, to the consolidated financial statements.

We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings before income taxes and financing costs. Adjusted operating profit is equal to earnings before income taxes for Americas Mills and Americas Fabrication and Distribution segments because these segments require minimal outside financing. The following table shows net sales and adjusted operating profit (loss) by business segment:

	Year ended August 31,
(in millions)	2008	2007	2006

Net sales:
Americas Recycling	$2,189	$1,801	$1,503
Americas Mills	1,966	1,540	1,558
Americas Fabrication and Distribution	2,875	2,587	2,328
International Mills	1,156	777	571
International Fabrication and Distribution	3,781	2,762	2,315
Corporate	(2)	11	24
Eliminations/Discontinued operations	(1,538)	(1,149)	(1.087)
Adjusted operating profit (loss):
Americas Recycling	145.8	113.0	124.9
Americas Mills	207.8	259.4	267.7
Americas Fabrication and Distribution	(67.5)	100.0	110.1
International Mills	96.8	112.4	53.1
International Fabrication and Distribution	124.3	73.7	55.4
Corporate	(99.5)	(72.0)	(31.0)
Eliminations/Discontinued operations	0.1	(7.6)	7.1
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

	Three Months Ended		Twelve Months Ended
	August 31,		August 31,
(in thousands)	2008	2007	2008	2007

Americas Recycling	$5,094	$9,292	$(16,894)	$(407)
Americas Mills	(40,152)	135	(109,809)	(27,324)
Americas Fabrication and Distribution	(100,945)	3,124	(197,435)	(11,479)
International Fabrication and Distribution*	(3,893)	(3,743)	2,398	(11,983)

Consolidated increase (decrease) to adjusted profit before tax	$(139,896)	$8,808	$(321,740)	$(51,193)

*	LIFO income or (expense) includes a division classified as discontinued operations.
2008 Compared to 2007
Americas Recycling This segment had record sales and adjusted operating profit in 2008 which was driven by higher scrap prices, primarily ferrous. The record adjusted operating income of $145.8 million was strong enough to overcome LIFO expense of $16.9 million in 2008 compared to $0.4 million in 2007. Spurred by ferrous price increases, our ferrous scrap operations accounted for three-fourths of the segment’s profitability. The average ferrous scrap sales price increased 56% and shipments increased 7% compared to 2007. Although lower than ferrous scrap, the average sales price of nonferrous scrap increased 4% but shipments decreased 13% due to continued weak residential markets and lower manufacturing output. We exported 31% of our nonferrous scrap during the year.
     The following table reflects our recycling segment’s average selling prices per short ton and tons shipped (in thousands) for the years ended August 31:

			Increase (Decrease)
	2008	2007	Amount	%

Average ferrous selling price	$346	$222	$124	56%
Average nonferrous selling price	$3,037	$2,920	$117	4%
Ferrous tons shipped	3,053	2,842	211	7%
Nonferrous tons shipped	305	350	(45)	(13%)
Total volume processed and shipped	3,391	3,220	171	5%
     Americas Mills We include our four domestic steel minimills and our copper tube minimill in this segment. While 2008 resulted in record sales for this segment, adjusted operating profit decreased 20% from 2007 resulting from a significant increase in LIFO expense due to spiking ferrous scrap prices. This segment had LIFO expense of $109.8 million, an increase of $82.5 million over 2007.
     Within the segment, adjusted operating profit for our four domestic steel minimills was $195.3 million for 2008 as compared to $239.8 million for 2007. The decrease in adjusted operating profit was mainly due to additional LIFO expense of $102.1 million recorded during 2008 as compared to 2007. Metal margins were 2% higher as weighted average sales prices barely stayed ahead of rapidly increasing ferrous scrap prices. The price of ferrous scrap consumed rose 50% compared to 2007. The increase in ferrous scrap prices drove the average selling price up $125 per ton while the average selling price for finished goods increased $136 per ton. Margins were negatively impacted by a 77% increase in alloys and electrodes and a 31% increase in energy cost during 2008 as compared to 2007. Combined, these two costs accounted for an increase of $65 million. Sales volumes increased 12% to 2.5 million tons, an all-time record, while tonnage rolled increased 7% to 2.1 million tons. We have invested $63 million of the expected $155 million total cost for our micro mill project in Arizona.
     The table below reflects domestic steel and ferrous scrap prices per ton for the year ended August 31:

			Increase
	2008	2007	Amount	%

Average mill selling price (finished goods)	$723	$587	$136	23%
Average mill selling price (total sales)	691	566	125	22%
Average cost of ferrous scrap consumed	350	233	117	50%
Average FIFO metal margin	341	333	8	2%
Average ferrous scrap purchase price	329	211	118	56%
     The table below reflects our domestic steel minimills’ operating statistics for the year ended August 31:

			Increase
(short tons in thousands)	2008	2007	Amount	%

Tons melted	2,396	2,121	275	13%
Tons rolled	2,101	1,957	144	7%
Tons shipped	2,528	2,250	278	12%
     Our copper tube minimill experienced continued strength from commercial markets while residential markets remained weak. Adjusted operating profit decreased 36% to $12.5 million primarily due to an increase in LIFO expense for 2008 of $7.7 million. Pounds shipped, including sales of steel pipe, a new product line in 2008, remained flat as compared to 2007. The average copper selling price increased 7% to $4.34 per pound and the metal margin increased 5% to $1.12 per pound overcoming average copper scrap purchase price increases of $0.29 to $3.38 per pound. The decline in the residential housing market coupled with the extraordinary high price of copper has reduced the demand for copper plumbing tube across the U.S.

     The table below reflects our copper tube minimill’s prices per pound and operating statistics for the year ended August 31:

			Increase (Decrease)
(pounds in millions)	2008	2007	Amount	%

Pounds shipped	52.3	52.5	(0.2)	—
Pounds produced	46.8	50.4	(3.6)	(7%)
Average copper selling price	$4.34	$4.06	$0.28	7%
Average copper scrap production cost	$3.22	$2.99	$0.23	8%
Average copper metal margin	$1.12	$1.07	$0.05	5%
Average copper scrap purchase price	$3.38	$3.09	$0.29	9%
     Americas Fabrication and Distribution During 2008, this segment reported adjusted operating loss of $67.5 million as compared to adjusted operating income of $100.0 million in the prior year due primarily to rapidly increasing prices which caused massive LIFO charges and margin compression on fixed price contracts. LIFO expense was $197.4 million for 2008 as compared to $11.5 million in the prior year. We also recorded job loss reserves of $26.7 million during 2008 based on our estimate of fixed rate contracts. The composite average selling price increased 13%, however, the overall job mix represented by the backlog did not have sufficient time to rollover to higher prices to match the increase in steel finished goods. These negative results were offset by an $8.6 million litigation settlement we received during the third quarter of 2008 related to costs incurred on a large structural fabrication job in an operating unit we sold several years ago. Driven by pipe, tubular goods and merchant products, our domestic distribution operation had excellent sales volumes and profits during 2008.
     The table below shows our average fabrication selling prices per short ton and total fabrication plant shipments for the years ended August 31:

				Increase
Average selling price*	2008	2007		Amount	%

Rebar	$909	$831		$78	9%
Joist	1,309	1,184		125	11%
Structural	2,697	2,364		333	14%
Post	834	720		114	16%
Deck	1,324	N/A	**	N/A	N/A

* Excluding stock and buyout sales.
** Average sales price not presented as deck operation represents minimal activity during 2007.

			Increase (Decrease)
Tons shipped	2008	2007	Amount	%

Rebar	1,061	1,014	47	5%
Joist	244	340	(96)	(28%)
Structural	90	84	6	7%
Post	106	103	3	3%
Deck	225	54	171	317%

     International Mills The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

					Increase (Decrease)
	2008		2007		Amount	%

Tons melted	1,502		1,458		44	3%
Tons rolled	1,100		1,130		(30)	(3%)
Tons shipped	1,434		1,366		68	5%
Average mill selling price (total sales)	1,698	PLN*	1,575	PLN*	123	8%
Averaged cost of ferrous scrap production cost	1,039	PLN	876	PLN	163	19%
Average metal margin	659	PLN	699	PLN	(40)	(6%)
Average ferrous scrap purchase price	905	PLN	780	PLN	125	16%
Average mill selling price (total sales)	$744		$542		$202	37%
Average cost of ferrous scrap production cost	$441		$302		$139	46%
Average metal margin	$303		$240		$63	26%
Average ferrous scrap purchase price	$396		$268		$128	48%

*	Polish zlotys
     Net sales for 2008 increased 49%, impacted by favorable foreign exchange rates which resulted in an increase in net sales of approximately 19%. Adjusted operating profit for 2008 decreased 14% mainly due to continued start-up costs at our CMCS mill which was acquired in the first quarter of 2008. During 2008, adjusted operating profit at our mill in Poland increased 8.6% to $122.1 million. Average mill selling price increased 8% and the average ferrous scrap production cost increased 19% resulting in a decrease in the average metal margin of 6% to 659 PLN.
     We are near completion, with startup expected in October of 2008, of our new finishing end to our wire rod block which will enable us to roll higher value products. Also, during 2008, we began the installation of a completely new rolling mill in Zawiercie designed to allow efficient and flexible production of an increased medium section product range. This major strategic expansion captures the full advantage of the underutilized melting capacity of CMCZ’s two existing electric arc furnaces.
     CMCS reported an adjusted operating loss of $25.3 million during 2008 due to start-up costs and regaining customer acceptance. During 2008, CMCS melted 34 thousand tons, rolled 67 thousand tons and shipped 58 thousand tons.
     International Fabrication and Distribution Net sales for 2008 increased 37%, impacted by favorable foreign exchange rates which resulted in an increase in net sales of approximately 5%. Adjusted operating income increased 69% to $124.3 million, this segment’s all-time record, driven by strong pricing in the Middle East, North Africa, and Central Europe, and with the German economy growing at its fastest rate in a decade. Our Australian operations performed well as the domestic economy remains strong and commodity prices remain high. Our raw materials division set a record for sales and operating profit in 2008. With China reducing export tonnages, prices in Southeast Asia have risen and profits in inter-Asian trade remained positive.
     In August 2007, CMC’s Board approved the plan to offer to sell a division which is involved with the buying, selling and distribution of nonferrous metals. The sale has not been completed as of August 31, 2008, however, we expect the majority of product lines of this division to be sold and the remaining product lines to be absorbed by our other divisions in 2009. See Note 5, Discontinued Operations and Impairments, to the consolidated financial statements.
     Corporate Our corporate expenses for 2008 increased $27.5 million over the prior year due primarily to an increase of $19.9 million in costs incurred for our investment in the global installation of SAP software.
     Discontinued Operations Adjusted operating profit for our division classified as a discontinued operation increased to $2.9 million from adjusted operating loss of $3.5 million in 2007. The change primarily resulted from LIFO income of $2.4 million recorded in 2008 as compared to expense of $12.0 million during 2007.
     Consolidated Data On a consolidated basis, the LIFO method of inventory valuation decreased our net earnings by $209.1 million and $33.3 million ($1.78 and $0.27 per diluted share) for 2008 and 2007, respectively. Our overall selling, general and administrative (“SG&A”) expenses increased by $124.0 million (21%) for 2008 as compared to 2007. SG&A expense in 2008 includes $53.7 million expense associated with our investment in the global deployment of SAP software. In addition, salaries and discretionary incentive compensation increased because of company growth, including acquisitions.
     Our interest expense increased by $21.9 million during 2008 as compared to 2007 primarily due to the issuance of $500 million in senior unsecured notes in August 2008, the issuance of $400 million in unsecured notes in July 2007 and increased debt outstanding internationally during 2008.
     Our effective tax rate for the year ended August 31, 2008 decreased to 31.1% as compared to 31.9% in 2007 due to shifts in profitability among tax jurisdictions.
     Outlook Fiscal 2009 will be a challenge to many businesses, including CMC. The turmoil in global financial markets, the uncertainty of the effects of government intervention, the imminent change in the U.S. administration and a loss of confidence by both consumers and investors clouds our outlook. In the short-term we will face headwinds until such time as confidence and credit/liquidity issues are stabilized. Prices for our metals products have recently declined, some sharply. In periods of declining prices, customers typically withhold orders waiting to see signals that the market has bottomed. This will translate into lower volumes in most segments. We will adjust our production to meet demand, manage inventories, and maintain metal margins; downtime will be devoted to maintenance and upgrades. There are bright spots — fabrication operations will benefit from lower finished goods prices, easing their margin compression. Forward order books for certain Distribution operations should result in good profitability. Long-term we continue to see strong demand for steel and related products as the emerging economies urbanize/industrialize. Global infrastructure projects should continue to be a key driver of demand.
2007 Compared to 2006
     Americas Recycling Fiscal 2007 had record sales but adjusted operating profit in 2007 was 9% lower as compared to 2006 as margins were squeezed. The average selling price of ferrous scrap remained strong with a 6% increase over 2006. The average selling price of nonferrous for 2007 increased 18% over 2006 prices. Volume was also up in 2007 with a 6% increase in ferrous tons shipped and a 6% increase in nonferrous tons shipped. For 2007, Recycling posted pre-tax LIFO expense of $0.4 million compared with an expense of $12.6 million in the previous year. The following table reflects our recycling segment’s average selling prices per short ton and tons shipped (in thousands) for the year ended August 31:

			Increase
	2007	2006	Amount	%

Average ferrous selling price	$222	$210	$12	6%
Average nonferrous selling price	$2,920	$2,467	$453	18%
Ferrous tons shipped	2,842	2,671	171	6%
Nonferrous tons shipped	350	331	19	6%
Total volume processed and shipped	3,220	3,028	192	6%
     Americas Mills We include our four domestic steel minimills and our copper tube minimill in this segment. While 2006 set many benchmarks, record average selling prices and increased metal margins at the mills in 2007 helped to produce our second best year ever. Metal margins (the difference between the average selling price and cost of scrap consumed) for the segment increased in 2007 as compared to 2006 because increases in selling prices at our domestic steel mills more than offset the increases in scrap purchase and other input costs. Despite record high sales prices, increases in the scrap purchase cost and lower sales volume reduced our metal margins at our copper tube minimill. LIFO expense for 2007 was $27.3 million as compared $28.7 million for 2006.
     Within the segment adjusted operating profit for our four domestic steel minimills was $239.8 million for the year ended August 31, 2007 as compared to $230.7 million for 2006. Selling prices and metal margins increased in 2007 as compared to 2006; however slowing market conditions in the fourth quarter compelled the mills to curtail production in order to lower finished goods inventories. Higher selling prices did not fully offset lower tons shipped resulting in sales slightly decreasing in 2007 versus 2006.
     Average scrap purchase costs were higher than last year as the world demand for ferrous scrap remained strong. The table below reflects domestic steel and ferrous scrap prices per ton for the year ended August 31:

			Increase
	2007	2006	Amount	%

Average mill selling price (finished goods)	$587	$530	$57	11%
Average mill selling price (total sales)	566	513	53	10%
Average cost of ferrous scrap consumed	233	214	19	9%
Average FIFO metal margin	333	299	34	11%
Average ferrous scrap purchase price	211	191	20	10%

The table below reflects our domestic steel minimills’ operating statistics for the year ended August 31:

			Decrease
(short tons in thousands)	2007	2006	Amount	%

Tons melted	2,121	2,324	(203)	(9%)
Tons rolled	1,957	2,198	(241)	(11%)
Tons shipped	2,250	2,492	(242)	(10%)
     Overall, our domestic steel minimills recorded $27.3 million pre-tax LIFO expense in 2007 as compared to $15.3 million in 2006. Our utility expenses fell by $15.7 million (16%) in 2007 as compared to 2006. Electricity prices started the year high, but dropped during the first three quarters of the fiscal year. Prices rose significantly in the fourth quarter almost back to the prices registered at the beginning of the year. On a full year basis, electricity costs decreased by $6.4 million (10%) and natural gas costs decreased by $9.3 million (28%). Year-over-year costs for ferroalloys, graphite electrodes and other supplies increased, while transportation rates rose significantly. Electrode costs per ton were up 16% with the largest increase at CMC Steel South Carolina.
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

			Increase (Decrease)
(pounds in millions)	2007	2006	Amount	%

Pounds shipped	52.5	65.7	(13.2)	(20%)
Pounds produced	50.4	63.3	(12.9)	(20%)
Average copper selling price	$4.06	$3.35	$0.71	21%
Average copper scrap purchase cost	$3.09	$2.29	$0.80	35%
Average copper metal margin	$1.07	$1.39	$(0.32)	(23%)
     Our copper tube minimill recorded $21 thousand pre-tax LIFO income for the year ended August 31, 2007 as compared to $13.4 million expense in 2006.
     Americas Fabrication and Distribution Sales increased 11% compared to 2006; however, tons shipped decreased 3% and adjusted operating profit decreased 9% because the cost of steel increased resulting in margin squeeze. Additionally, our CMC Dallas Trading division contributed to the increase in sales of this segment and increased divisional sales by 17% as compared to 2006. The segment recorded $11.5 million pre-tax LIFO expense for the year ended August 31, 2007 as compared to $24.9 million expense in 2006.
     During 2007, we acquired the operating assets of Nicholas J. Bouras, Inc. and its affiliates. This acquisition did not significantly impact our 2007 adjusted operating profit; however, the acquisition establishes CMC as a manufacturer of steel deck and expands CMC’s geographic markets into the northeast. See Note 2, Acquisitions, to the consolidated financial statements. The table below shows our average fabrication selling prices per short ton and total fabrication plant shipments for the years ended August 31:

			Increase
Average selling price*	2007	2006	Amount	%

Rebar	$831	$771	$60	8%
Joist	1,184	1,115	69	6%
Structural	2,364	1,962	402	20%
Post	720	696	24	3%

*	Excluding stock and buyout sales.

			Increase(Decrease)
Tons shipped	2007	2006	Amount	%

Rebar	1,014	1,076	(62)	(6%)
Joist	340	357	(17)	(5%)
Structural	84	87	(3)	(3%)
Post	103	125	(22)	(18%)
Deck	54	—	54	—
     International Mills The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

					Increase
	2007		2006		Amount	%

Tons melted	1,458		1,283		175	14%
Tons rolled	1,130		1,121		9	1%
Tons shipped	1,366		1,250		116	9%
Average mill selling price (total sales)	1,575	PLN*	1,388	PLN	187	13%
Averaged cost of ferrous scrap consumed	876	PLN	728	PLN	148	20%
Average metal margin	699	PLN	660	PLN	39	6%
Average ferrous scrap purchase price	780	PLN	629	PLN	151	24%
Average mill selling price (total sales)	$542		$437		$105	24%
Average cost of ferrous scrap consumed	$302		$229		$73	32%
Average metal margin	$240		$208		$32	15%
Average ferrous scrap purchase price	$268		$197		$71	36%

*	Polish zlotys
     Our International Mills segment includes CMCZ and its related scrap operations. CMCZ achieved record sales and adjusted operating profits. Our operating results were positively impacted by favorable foreign exchange rates during 2007 as compared to 2006 and resulted in an increase in net sales of approximately 9%. Metal margins increased 6% over 2006 driven by increases in prices but partially offset by increases in the ferrous scrap cost. Operating levels and shipments were also up compared to 2006, including a 9% increase in shipments. A strong Polish zloty encouraged steel imports and made exports difficult. Steel imports were particularly high in the second half of the year.
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
     International Fabrication and Distribution Our adjusted operating profit increased $18.3 million, or 33%, as compared to last year. Our operating results were positively impacted by favorable foreign exchange rates during 2007 as compared to 2006 and resulted in an increase in net sales of approximately 7%. LIFO expenses were essentially flat as compared to last year’s. Market conditions varied by product and geography, but overall were favorable. Steel tonnage increased in most of our markets, especially sales into the U.S., although sales dollars were mixed in various markets.
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

     During 2007, we received a dividend of 223 million CZK ($10.9 million) from Trinecke Zelezarny, a Czech steel mill in which we own 11% of the outstanding shares as compared to a dividend of 89.2 million CZK ($4.1 million) received in 2006.
     Corporate Our corporate expenses for 2007 increased $37.8 million over the prior year due primarily to $33.8 million in costs incurred for our investment in the global installation of SAP software. The increase in total assets of $307 million is due primarily to the increased sale of receivables from the business segments to the Company’s wholly-owned subsidiary, CMCRV, and capitalization of $16.5 million of software development costs. We recognized income of $8.2 million on investment assets in our segregated trust for our benefit restoration plan during the year ended August 31, 2007, as compared to $4.0 million for 2006. See Note 10, Employees’ Retirement Plans, to the consolidated financial statements.
     Consolidated Data On a consolidated basis, the LIFO method of inventory valuation decreased our net earnings by $33.3 million and $50.6 million ($0.27 and $0.41 per diluted share) for the years ended August 31, 2007 and 2006, respectively. Our overall SG&A expenses increased by $103.5 million (22%) for the year ended August 31, 2007 as compared to 2006. SG&A expense in 2007 includes $33.8 million expense associated with our investment in the global deployment of SAP software. In addition, salaries, discretionary incentive compensation and profit sharing expense increased because of company growth, including acquisitions.
     Our interest expense increased by $7.1 million during 2007 as compared to 2006 primarily due to the issuance of $400 million in senior unsecured notes due in July 2017, an increase in letters of credit fees in the International Fabrication and Distribution segment and an increase in bank fees incurred as our average outstanding balance of commercial paper increased in 2007.
     Our effective tax rate for the year ended August 31, 2007 decreased to 31.9% as compared to 33.9% in 2006 due to shifts in profitability among tax jurisdictions.
2008 Liquidity and Capital Resources
     See Note 6, Credit Arrangements, to the consolidated financial statements.
     Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities we could be adversely affected if our banks, the buyers of our commercial paper or other of the traditional sources supplying our short term borrowing requirements refused to honor their contract commitments or ceased lending. While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades.
     Our sources, facilities and availability of liquidity and capital resources as of August 31, 2008 (dollars in thousands):

	Total Facility	Availability
Commercial paper program*	$400,000	$372,425
Domestic accounts receivable securitization	200,000	200,000
International accounts receivable sales facilities	342,935	120,010
Bank credit facilities – uncommitted	1,483,910	655,498
Notes due from 2009 to 2018	1,294,645	**
Trade financing arrangements	**	As required
CMCZ revolving credit facility	44,020	44,020
Equipment notes	9,215	—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $27.6 million of stand-by letters of credit issued as of August 31, 2008.

**	With our investment grade credit ratings we believe we have access to additional financing and refinancing, if needed.

     Certain of our financing agreements, both domestically and at CMCZ, include various covenants, of which we were in compliance at August 31, 2008. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt. The CMCS and CMC Poland notes are guaranteed by Commercial Metals International.
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
     During 2008, we used $43.5 million of net cash flows from operating activities as compared to generating $461.3 million in 2007. This change is primarily the result of a decrease in net earnings adjusted for non-cash items of $95.5 million and an increase in cash used for working capital of $409.3 million. The increase in cash used for working capital mainly relates to the following:
•	increased accounts receivable – increased sales and increased ferrous prices as compared to the same period last year and fewer sales of accounts receivable;

•	increased inventories – increased inventory on hand and higher inventory costs primarily due to increased ferrous prices; and

•	increased accounts payable and accrued expenses – provided a source of cash as these current liabilities increased due to higher volume.
     During 2008, we used $581.8 million of net cash flows from investing activities as compared to $430.9 million in 2007. We invested $355.0 million in property, plant and equipment during 2008, an increase of $148.8 million. The significant capital expenditures in 2008 related to the construction of the new micro mill in Arizona, the installation of a new wire rod block and rolling mill at CMCZ and capitalization of cost associated with the global implementation of SAP. Additionally, we spent $228.4 million for the acquisitions of businesses, an increase of $64.4 million. In comparison, during 2007 we used $62.1 million of cash to acquire the minority shares of CMCZ from the Polish government and other minority shareholders.
     Net cash flow from financing activities provided $423.8 million for 2008 as compared to $207.2 million for 2007. The increase was mainly driven by an increase in documentary letters of credit and proceeds from short-term borrowings and long-term debt. We issued $500 million of long-term notes in 2008 as compared to $400 million in 2007. During 2008, we used $172.3 million to purchase 6.2 million shares of our common stock as part of our stock repurchase program, an increase of $113.1 million over 2007. Additionally, we increased our dividend rate to 12 cents per share during 2008 which resulted in an increase of cash used of $12.8 million over 2007.
     Our contractual obligations for the next twelve months of $2.0 billion are typically expenditures with normal revenue processing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.

Contractual Obligations
The following table represents our contractual obligations as of August 31, 2008 (dollars in thousands):

	Payments Due By Period*
		Less than			More than
Contractual Obligations:	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt(1)	$1,303,860	$106,327	$53,245	$44,253	$1,100,035
Notes payable	31,305	31,305	—	—	—
Interest(2)	681,415	86,116	158,983	150,998	285,318
Operating leases(3)	167,886	33,561	54,692	35,260	44,373
Purchase obligations(4)	1,942,557	1,770,209	130,993	18,170	23,185

Total contractual cash obligations	$4,127,023	$2,027,518	$397,913	$248,681	$1,452,911

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the August 31, 2008 consolidated balance sheet. See Note 6, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of August 31, 2008.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of August 31, 2008. See Note 11, Commitments and Contingencies, to the consolidated financial statements.

(4)	Approximately 73% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments
     We maintain stand-by letters of credit to provide support for certain transactions that our customers or suppliers request. At August 31, 2008, we had committed $39.6 million under these arrangements. All commitments expire within one year.
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
     Solid and Hazardous Waste We currently own or lease, and in the past owned or leased, properties that have been used in our operations. Although we used operating and disposal practices that were standard in the industry at the time, wastes may have been disposed or released on or under the properties or on or under locations where such wastes have been taken for disposal. We are currently involved in the investigation and remediation of several such properties. State and federal laws applicable to wastes and contaminated properties have gradually become stricter over time. Under new laws, we could be required to remediate properties impacted by previously disposed wastes. We have been named as a potentially responsible party (“PRP”) at a number of contaminated sites.
     We generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state and/or local statutes where we operate. These statutes, regulations and laws may have limited disposal options for certain wastes.
     Superfund The U.S. Environmental Protection Agency (“EPA”) or an equivalent state agency notified us that we are considered a PRP at thirteen sites, none owned by us. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) or a similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. At August 31, 2008, based on currently available information, which is in many cases preliminary and incomplete, we had $2.2 million accrued for cleanup and remediation costs in connection with eight of the thirteen CERCLA sites. We have accrued for these liabilities based upon our best estimates. We are not able to reasonably estimate an amount for the five other CERCLA sites. The amounts paid and the expenses incurred on these thirteen sites for the years ended August 31, 2008, 2007 and 2006 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.
     Clean Water Act The Clean Water Act (“CWA”) imposes restrictions and strict controls regarding the discharge of wastes into waters of the United States, a term broadly defined. These controls have become more stringent over time and it is probable that additional restrictions will be imposed in the future. Permits must generally be obtained to discharge pollutants into federal waters; comparable permits may be required at the state level. The CWA and many state agencies provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge, we may be liable for penalties and costs.
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

     In 2008, we incurred environmental expenses of $24.9 million. The expenses included the cost of environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. During 2008, $3.2 million of our capital expenditures related to costs directly associated with environmental compliance. At August 31, 2008, $14.7 million was accrued for environmental liabilities of which $6.8 million was classified as other long-term liabilities.
Business Interruption Insurance Claims
     See Note 11, Commitments and Contingencies to the consolidated financial statements.
Dividends
     We have paid quarterly cash dividends in each of the past 176 consecutive quarters. We paid dividends in 2008 at the rate of $0.09 per share for the first quarter and $0.12 per share for the last three quarters.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     Approach to Minimizing Market Risk See Note 7, Financial Instruments, Market and Credit Risk, to the consolidated financial statements for disclosure regarding our approach to minimizing market risk. Also, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements. The following types of derivative instruments were outstanding at August 31, 2008, in accordance with our risk management program.
     Currency Exchange Forwards We enter into currency exchange forward contracts as economic hedges of international trade commitments denominated in currencies other than the functional currency of the Company or its subsidiaries. No single foreign currency poses a primary risk to us. Fluctuations that cause temporary disruptions in one market segment tend to open opportunities in other segments.
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
     Natural Gas We enter into natural gas forward contracts as economic hedges of the Company’s Americas Mills operations based on anticipated consumption of natural gas.
     Interest Rates If interest rates increased or decreased by one percentage point, the effect on interest expense related to our variable-rate debt and the fair value of our long-term debt would be approximately $1.0 million and $66 million, respectively.

The following table provides certain information regarding the foreign exchange and commodity financial instruments discussed above.
Gross Foreign Currency Exchange Contract Commitments as of August 31, 2008:

Functional Currency		Foreign Currency			U.S.
	Amount		Amount	Range of	Equivalent
Type	(in thousands)	Type	(in thousands)	Hedge Rates*	(in thousands)

AUD	1,250	EUR	743	0.5806 – 0.6088	$1,114
AUD	129	GBP	62	0.4718 – 0.4818	123
AUD	137	NZD**	168	1.2283	129
AUD	386,094	USD	348,741	0.8406 – 0.9628	348,741
EUR	122,194	USD	181,890	1.4657 – 1.5804	181,890
GBP	9,092	EUR	11,424	0.7896 – 0.8005	17,143
GBP	18,292	USD	33,900	1.8176 – 1.9815	33,900
PLN	250,319	EUR	69,798	3.2050 – 3.8055	104,739
PLN	15,745	GBP	3,773	4.1730	7,509
PLN	27,561	USD	12,133	2.2615 – 2.2960	12,133
USD	12,164	EUR	8,193	1.4730 – 1.5609	12,164
USD	504	JPY	54,692	107.8700 – 108.7000	504

					720,089
Revaluation as of August 31, 2008, at quoted market					743,223

Unrealized gain					$9,693

*	Substantially all foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

**	New Zealand dollar

As of August 31, 2007 (in thousands):
Revaluation at quoted market	$383,525
Unrealized gain	$57
Gross Metal Commodity Contract Commitments as of August 31, 2008:

								Range or	Total Contract
								Amount of	Value at
		Long/	# of	Standard		Total		Hedge Rates	Inception
Terminal Exchange	Metal	Short	Lots	Lot Size		Weight		Per MT/lb.	(in thousands)

London Metal Exchange (LME)	Aluminum	Long	356	25	MT	8,900	MT	$2,592.50 – 3,285.00	$24,456
	Aluminum	Short	422	25	MT	10,550	MT	2,700.43 – 3,354.00	31,367
	Copper	Long	83	25	MT	2,075	MT	7,255.00 – 8,510.00	15,633
	Copper	Short	89	25	MT	2,225	MT	7,662.00 – 8,337.00	17,715
	Nickel	Long	40	6	MT	240	MT	30.00	4
	Nickel	Short	3	6	MT	18	MT	18,590.00 – 26,075.00	387
	Zinc	Long	1	55,000	lbs.	55,000	lbs.	2,305.00 – 2,435.00	65
	Natural Gas	Long	3	10,000	MMBtu	30,000	MMBtu	10.56	317

								Range or	Total Contract
								Amount of	Value at
		Long/	# of	Standard		Total		Hedge Rates	Inception
Terminal Exchange	Metal	Short	Lots	Lot Size		Weight		Per MT/lb.	(in thousands)

New York Mercantile Exchange	Copper	Long	178	25,000	lbs.	4,450,000	lbs.	326.30 – 365.50	15,387
Commodities Division (Comex)	Copper	Short	709	25,000	lbs.	17,725,000	lbs.	323.00 – 404.65	63,481

									168,812
Revaluation as of August 31, 2008, at quoted market									160,478

Unrealized gain									$6,019

•	MT = Metric Ton

•	lbs. = Pounds

As of August 31, 2007 (in thousands):
Revaluation at quoted market	$133,935
Unrealized gain	$1,839
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
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2008. Deloitte & Touche LLP has audited the effectiveness of the Company’s internal control over financial reporting; their report is included on page 41 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas
We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2008 of the Company and our report dated October 30, 2008 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP

Dallas, Texas
October 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 30, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP

Dallas, Texas
October 30, 2008

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended August 31,
(in thousands, except share data)	2008	2007	2006

Net sales	$10,427,378	$8,329,016	$7,212,152
Costs and expenses:
Cost of goods sold	9,325,724	7,167,989	6,138,134
Selling, general and administrative expenses	707,786	583,810	480,282
Interest expense	58,263	36,334	29,232

	10,091,773	7,788,133	6,647,648
Earnings from continuing operations before income taxes and minority interests	335,605	540,883	564,504
Income taxes	103,886	172,769	191,217

Earnings from continuing operations before minority interests	231,719	368,114	373,287
Minority interests	538	9,587	10,209

Net earnings from continuing operations	231,181	358,527	363,078

Earnings (loss) from discontinued operations before taxes	1,706	(4,827)	(10,011)
Income taxes (benefit)	921	(1,731)	(3,280)

Net earnings (loss) from discontinued operations	785	(3,096)	(6,731)

Net earnings	$231,966	$355,431	$356,347

Basic earnings (loss) per share:
Earnings from continuing operations	$2.01	$3.04	$3.08
Loss from discontinued operations	0.01	(0.03)	(0.06)

Net earnings	$2.02	$3.01	$3.02

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.96	$2.95	$2.94
Loss from discontinued operations	0.01	(0.03)	(0.05)

Net earnings	$1.97	$2.92	$2.89
See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$219,026	$419,275
Accounts receivable (less allowance for collection losses of $17,652 and $16,495)	1,369,453	1,082,713
Inventories	1,400,332	874,104
Other	228,632	82,760

Total current assets	3,217,443	2,458,852

Property, plant and equipment:
Land	84,539	54,387
Buildings and improvements	462,186	321,967
Equipment	1,292,832	1,095,672
Construction in process	256,156	118,298

	2,095,713	1,590,324
Less accumulated depreciation and amortization	(941,391)	(822,971)

	1,154,322	767,353
Goodwill	84,837	37,843
Other assets	289,769	208,615

	$4,746,371	$3,472,663

	August 31,
(in thousands, except share data)	2008	2007

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$838,777	$484,650
Accounts payable-documentary letters of credit	192,492	153,431
Accrued expenses and other payables	563,424	425,410
Income taxes payable and deferred income taxes	156	4,372
Notes payable	31,305	—
Current maturities of long-term debt	106,327	4,726

Total current liabilities	1,732,481	1,072,589

Deferred income taxes	50,160	31,977
Other long-term liabilities	124,171	109,813
Long-term debt	1,197,533	706,817

Total liabilities	3,104,345	1,921,196

Minority interests	3,643	2,900
Commitments and contingencies
Stockholders’ equity
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 113,777,152 and 118,566,381 shares	1,290	1,290
Additional paid-in capital	371,913	356,983
Accumulated other comprehensive income	112,781	64,452
Retained earnings	1,471,542	1,296,631

	1,957,526	1,719,356

Less treasury stock 15,283,512 and 10,494,283 shares at cost	(319,143)	(170,789)

Total stockholders’ equity	1,638,383	1,548,567

	$4,746,371	$3,472,663

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended August 31,
(in thousands)	2008	2007	2006

Cash flows from (used by) operating activities:
Net earnings	$231,966	$355,431	$356,347
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	135,069	107,305	85,378
Minority interests	538	9,587	10,209
Asset impairment charges	1,004	3,400	—
Provision for losses (recoveries) on receivables	4,478	(370)	2,676
Share-based compensation	18,996	12,499	9,526
Net (gain) loss on sale of assets	749	474	(2,518)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(287,052)	(39,695)	(297,924)
Accounts receivable sold	45,348	115,672	—
Inventories	(414,556)	(10,381)	(36,196)
Other assets	(177,510)	(89,332)	(48,498)
Accounts payable, accrued expenses, other payables and income taxes	395,987	(22,179)	171,045
Deferred income taxes	(4,379)	(10,603)	(34,459)
Other long-term liabilities	5,906	29,482	17,797

Net cash flows from (used by) operating activities	(43,456)	461,290	233,383

Cash flows used by investing activities:
Capital expenditures	(355,041)	(206,262)	(131,235)
Purchase of interests in CMC Zawiercie and subsidiaries	(169)	(62,104)	(1,165)
Proceeds from the sale of property, plant and equipment and other	1,791	1,470	11,290
Acquisitions of other businesses, net of cash acquired	(228,422)	(164,017)	(44,391)

Net cash flows used by investing activities	(581,841)	(430,913)	(165,501)

Cash flows from (used by) financing activities:
Increase in documentary letters of credit	39,061	11,718	727
Payments on trade financing arrangements	—	—	(1,667)
Short-term borrowings, net change	(1,427)	(62,088)	60,000
Proceeds from issuance of long-term debt	596,669	400,504	14,495
Repayments on long-term debt	(6,053)	(72,282)	(28,800)
Stock issued under incentive and purchase plans	8,910	10,849	23,659
Tax benefits from stock plans	10,982	16,894	21,240
Treasury stock acquired	(172,312)	(59,169)	(78,662)
Cash dividends	(52,061)	(39,254)	(20,212)

Net cash flows from (used by) financing activities	423,769	207,172	(9,220)
Effect of exchange rate changes on cash and cash equivalents	1,279	1,007	2,653

Increase (decrease) in cash and cash equivalents	(200,249)	238,556	61,315
Cash and cash equivalents at beginning of year	419,275	180,719	119,404

Cash and cash equivalents at end of year	$219,026	$419,275	$180,719

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other	Unearned		Treasury Stock
	Number of		Paid-In	Comprehensive	Stock	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total

Balance, September 1, 2005	64,530,332	$322,652	$14,813	$24,594	$(5,901)	$644,319	(6,399,609)	$(100,916)	$899,561

Comprehensive income (loss):
Net earnings						356,347			356,347
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($1,506)				13,404					13,404
Unrealized loss on derivatives, net of taxes ($2,412)				(4,759)					(4,759)

Comprehensive income									364,992
Cash dividends						(20,212)			(20,212)
Change in par value of common stock		(322,007)	322,007
Treasury stock acquired							(3,469,240)	(78,662)	(78,662)
Issuance of stock under incentive and purchase plans			(11,756)				2,688,617	35,415	23,659
Issuance of restricted stock			(2,429)				280,150	2,429	—
Stock-based compensation			3,764		5,901		(9,100)	(139)	9,526
Tax benefits from stock plans			21,240						21,240
Two-for-one stock split	64,530,332	645	(645)				(4,270,322)		—

Balance, August 31, 2006	129,060,664	$1,290	$346,994	$33,239	$—	$980,454	(11,179,504)	$(141,873)	$1,220,104

Comprehensive income (loss):
Net earnings						355,431			355,431
Other comprehensive income (loss):
Foreign currency translation
adjustment, net of taxes ($2,038)				24,892					24,892
Unrealized gain on derivatives, net of taxes ($3,570)				7,074					7,074
Defined benefit obligation, net of taxes ($140)				(753)					(753)

Comprehensive income									386,644

Cash dividends						(39,254)			(39,254)
Treasury stock acquired							(2,116,975)	(59,169)	(59,169)
Issuance of stock under incentive and purchase plans			(16,593)				2,603,880	27,442	10,849
Issuance of restricted stock			(2,876)				206,482	2,876
Stock-based compensation			12,564				(8,166)	(65)	12,499
Tax benefits from stock plans			16,894						16,894

Balance, August 31, 2007	129,060,664	$1,290	$356,983	$64,452	$—	$1,296,631	(10,494,283)	$(170,789)	$1,548,567

FIN 48 adjustment						(4,994)			(4,994)
Comprehensive income (loss):
Net earnings						231,966			231,966
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($5,179)				57,245					57,245
Unrealized loss on derivatives, net of taxes ($1,743)				(7,866)					(7,866)
Defined benefit obligation, net of taxes ($366)				(1,050)					(1,050)

Comprehensive income									280,295

Cash dividends						(52,061)			(52,061)
Treasury stock acquired							(6,212,238)	(172,312)	(172,312)
Issuance of stock under incentive and purchase plans			(11,921)				1,277,417	20,831	8,910
Issuance of restricted stock			(3,315)				163,770	3,315
Stock-based compensation			19,184				(18,178)	(188)	18,996
Tax benefits from stock plans			10,982						10,982

Balance, August 31, 2008	129,060,664	$1,290	$371,913	$112,781	$—	$1,471,542	(15,283,512)	$(319,143)	$1,638,383

See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Nature of Operations The Company recycles, manufactures, and markets steel and metal products and related materials. Its domestic recycling facilities, mills, fabrication facilities, and markets are primarily located in the Sunbelt from the mid-Atlantic area through the West. Additionally, the Company operates steel minimills in Poland and Croatia, fabrication shops in Poland and Germany and processing facilities in Australia. Through its global marketing offices, the Company markets and distributes steel and nonferrous metal products and other industrial products worldwide. See Note 14, Business Segments.
     Consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances are eliminated.
     Investments in 20% to 50% owned affiliates are accounted for on the equity method. All investments under 20% are accounted for under the cost method.
     On March 2, 2007, the Company purchased all of the minority shares of CMC Zawiercie (“CMCZ”) owned by the Polish government, representing 26.4% of the total CMCZ shares. During 2008, the Company acquired substantially all of the remaining outstanding minority shares of CMCZ and now owns 100% of CMCZ. The accounts of CMCZ are consolidated in the financial statements for 2008, 2007 and 2006. See Note 2, Acquisitions.
     Revenue Recognition Sales are recognized when title passes to the customer either when goods are shipped or when they are received based upon the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectibility is reasonably assured. When the Company estimates that a contract with a customer will result in a loss, the entire loss is accrued as soon as it is probable and estimable. The Company accounts for large fabrication projects in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.
     Cash and Cash Equivalents The Company considers temporary investments that are short term (with original maturities of three months or less) and highly liquid to be cash equivalents.
     Inventories Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out (“LIFO”) method; cost of international and remaining inventories is determined by the first-in, first-out (“FIFO”) method.
     Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production, wages and transportation costs. Additionally, the costs of departments that support production including materials management and quality control, are allocated to inventory.
     Property, Plant and Equipment Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Provision for amortization of leasehold improvements are made at annual rates based upon the lesser of the estimated useful lives of the assets or terms of the leases. At August 31, 2008, the useful lives used for depreciation and amortization were as follows:

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

     Intangible Assets The following intangible assets subject to amortization are included within other assets on the consolidated balance sheets as of August 31:

	2008			2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Customer base	$55,271	$5,036	$50,235	$12,235	$2,932	$9,303
Non-competition agreements	12,371	4,343	8,028	7,717	2,952	4,765
Favorable land leases	7,325	388	6,937	5,277	242	5,035
Brand name	5,467	229	5,238	3,863	3,715	148
Production backlog	2,815	1,023	1,792	3,285	1,919	1,366
Other	553	134	419	553	49	504

Total	$83,802	$11,153	$72,649	$32,930	$11,809	$21,121

     Excluding goodwill, there are no other significant intangible assets with indefinite lives. Goodwill represents the difference between the purchase price of acquired businesses and the fair value of their net assets. The Company has elected to test annually for goodwill impairment in the fourth quarter of the fiscal year or if a triggering event occurs. Amortization expense for intangible assets for the years ended August 31, 2008, 2007, and 2006 was $8.3 million, $7.1 million and $2.9 million, respectively. At August 31, 2008, the weighted average remaining useful lives of these intangible assets, excluding the favorable land leases in Poland, was six years. The weighted average lives of the favorable land leases were 81 years. Estimated amounts of amortization expense for the next five years are as follows:

Year	(in thousands)

2009	$13,725
2010	11,585
2011	10,981
2012	9,420
2013	7,580
     Environmental Costs The Company accrues liabilities for environmental investigation and remediation costs when it is both probable and the amount can be reasonably estimated. Environmental costs are based upon estimates regarding the sites for which the Company will be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties and the timing of remediation. Where timing and amounts cannot be reasonably determined, a range is estimated and the lower end of the range is recognized.
     Stock-Based Compensation The Company recognizes share-based compensation in accordance with SFAS No. 123 (R), Share-Based Payments (“SFAS 123 (R)”), which requires compensation cost relating to share-based transactions be recognized at fair value in financial statements. The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the vesting period of issued awards.
     The Company recognized share-based compensation expense of $19.0 million ($0.11 per diluted share), $12.5 million ($0.07 per diluted share) and $9.5 million ($0.05 per diluted share) as a component of selling, general and administrative expenses for the twelve months ended August 31, 2008, 2007 and 2006, respectively. At August 31, 2008, the Company had $19.2 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 34 months.
     The following weighted average assumptions were required for grants in the years ended August 31:

	2008		2007		2006

Risk-free interest rate		2.93%		4.98%		4.79%
Expected life	4.38	years	4.58	years	4.57	years
Expected volatility		0.433		0.341		0.328
Expected dividend yield		1.1%		1.1%		1.1%

     The weighted average per share fair value of the awards granted in 2008, 2007 and 2006 was $12.58, $11.28, and $7.78, respectively.
     See Note 9, Capital Stock, for share information on options and SARs at August 31, 2008.
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
     Income Taxes The Company and its U.S. subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in Note 8, Income Taxes. Benefits from tax credits are reflected currently in earnings. The Company provides for taxes on unremitted earnings of foreign subsidiaries, except for CMCZ, CMC Sisak (“CMCS”) and its operations in Australia, which it considers to be permanently invested.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on September 1, 2007. In accordance with FIN 48, the Company records income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.
     Foreign Currencies The functional currency of most of the Company’s European marketing and distribution operations is the euro. The functional currencies of the Company’s Australian, United Kingdom, CMCZ, CMCS, and certain Chinese, Singaporean and Mexican operations are the local currencies. The remaining international subsidiaries’ functional currency is the United States dollar. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Transaction gains (losses) from transactions denominated in currencies other than the functional currencies were $4.4 million, $(0.9) million and $(0.8) million for the years ended August 31, 2008, 2007 and 2006, respectively.
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
     Comprehensive Income (Loss) The Company reports comprehensive income (loss) in its consolidated statement of stockholders’ equity. Comprehensive income (loss) consists of net earnings plus gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net earnings, such as gains and losses related to certain derivative instruments, defined benefit plan obligations and translation effect of foreign currency assets and liabilities net of tax. Accumulated other comprehensive income (loss), net of taxes, is comprised of the following:

(in thousands)	2008	2007

Foreign currency translation adjustment	$120,667	$63,422
Unrealized gain (loss) on derivatives	(6,083)	1,783
Defined benefit obligations	(1,803)	$(753)

Total	$112,781	$64,452

     Recent Accounting Pronouncements In September 2006, the FASB has issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2009. Management is reviewing the potential effects of this statement; however, it does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial statements.

     In February 2007, the FASB has issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value. The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2009. Management is reviewing the potential effects of this statement; however, it does not expect the adoption of SFAS 159 to have a material impact on the Company’s consolidated financial statements.
     In December 2007, The FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles for recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired business and goodwill acquired in a business combination. The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2010. This standard will impact our accounting treatment for future business combinations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB 51 (“SFAS 160”). SFAS 160 requires minority interests to be reported as equity on the balance sheet, changes the reporting of net earnings to include both the amounts attributable to the affiliate’s parent and the noncontrolling interest and clarifies the accounting for changes in the parent’s interest in an affiliate. The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2010. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative instruments and hedging activities. The Company is required to adopt the provisions of this statement in the second quarter of fiscal 2009. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
     In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for the Company’s fiscal year 2010. The Company is still in the process of evaluating the impact, if any, this FSP 03-6-1 will have on the Company’s consolidated financial statements.
NOTE 2. ACQUISITIONS
2008
     During the year ended August 31, 2008, the Company acquired the following businesses:
•	On September 19, 2007, the Company acquired all of the outstanding shares of Valjaonica Cijevi Sisak (“VCS”) from the Croatian Privatization Fund and Croatian government. VCS’s name has been changed to CMC Sisak d.o.o. (“CMCS”). CMCS is an electric arc furnace based steel pipe manufacturer located in Sisak, Croatia with annual capacity estimated of 336,000 short tons.

•	On September 19, 2007, the Company acquired the operating assets of Economy Steel, Inc. of Las Vegas, Nevada. The acquired assets will operate under the new name of CMC Economy Steel. This operation is a rebar fabricator, placer, construction-related products supplier and steel service center. The acquisition will support the development and success of the Company’s future mill in Arizona.

•	On December 31, 2007, the Company acquired a 70% interest in a newly incorporated business, CMC Albedo Metals which acquired an existing metals recycling business in Singapore. On April 16, 2008, the Company acquired the remaining 30% interest in CMC Albedo Metals. CMC Albedo Metals name has been changed to CMC Recycling Singapore.

•	On April 29, 2008, the Company acquired the operating assets of Rebar Services and Supply Company of Fort Worth, Texas. The acquired assets will operate under the new name of CMC Rebar, as part of CMC Americas Fabrication and Distribution Segment.

•	On June 5, 2008, the Company’s subsidiary, CMC Poland, completed the acquisition of substantially all the outstanding shares of PHP NIKE S.A. (“PHP Nike”). PHP Nike is a producer of welded steel meshes, cold rolled wire rod and cold rolled rebar in Poland with annual production capacity of 100,000 short tons.

•	On July 1, 2008, the Company completed the acquisition of substantially all of the operating assets of ABC Coating Companies and affiliates (“ABC Coating”). ABC Coating is involved in rebar fabrication and epoxy coated reinforcing bar servicing the Southwest, Midwest and Southeast U.S. with an annual capacity of 150,000 short tons. ABC Coating will be included as part of CMC Americas Fabrication and Distribution segment.

•	On August 29, 2008, the Company completed the acquisition of substantially all of the operating assets of Reinforcing Post-Tensioning Services, Inc. and affiliates (“RPS”). RPS is a fabricator and installer of concrete reinforcing steel, post-tensioning cable and related products for commercial and public construction projects with an annual capacity of approximately 150,000 tons. RPS will be included as part of CMC Americas Fabrication and Distribution segment.
     These acquisitions are expected to strengthen the Company’s marketing position in the respective regions and product lines. The total purchase price of $231.5 million ($228.4 million in cash and $3.1 million in notes payable) for the acquisitions in 2008 was allocated to the acquired assets and assumed liabilities based on estimates of their respective fair values. The Company also has committed to spend not less than $38 million over five years in capital expenditures for CMCS and increase working capital by approximately $39 million. The following is a summary of the allocation of the total purchase price as of the date of the respective acquisitions, subject to change following management’s final evaluation of the fair value assumptions:

(in thousands)	Total

Accounts receivable	$20,415
Inventories	78,087
Other current assets	7,589
Property, plant and equipment	112,077
Goodwill	53,405
Intangible assets	49,047
Other assets	10,294
Liabilities	(99,377)

Net assets acquired	$231,537

     The intangible assets acquired include customer base, trade name and non-compete agreements which will be amortized between four and eight years and backlog, which will be amortized over 12 months.
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

     These acquisitions are expected to strengthen the Company’s marketing position in the respective regions and product lines. The total purchase price of $165.0 million ($164.0 million in cash and $1.0 million in notes payable) for the acquisitions in 2007 was allocated to the acquired assets and assumed liabilities based on estimates of their respective fair values. The following is a summary of the allocation of the total purchase price as of the date of the respective acquisitions:

(in thousands)	Total

Inventories	$88,315
Other current assets	10
Property, plant and equipment	64,943
Goodwill	1,959
Intangible assets	10,991
Other assets	1,556
Liabilities	(2,812)

Net assets acquired	$164,962

     The intangible assets acquired include customer base, trade name and non-compete agreements which will be amortized over five years and a backlog, which will be amortized over nine months.
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
2006
     During the year ended August 31, 2006, the Company acquired the following businesses:
•	On August 8, 2006, the Company acquired substantially all of the operating assets of Concrete Formtek Services, Inc. (“CFS”), located in Riverside, California. CFS specializes in the rental of forming and shoring equipment to the California construction market.

•	On July 17, 2006, the Company acquired substantially all of the operating assets of Cherokee Supply, with facilities in Tulsa, Oklahoma and Little Rock, Arkansas. Cherokee Supply specializes in highway and commercial construction-related products supply.

•	On June 7, 2006, the Company purchased substantially all of the operating assets of Yonack Iron & Metal Co. and related companies, which operate scrap and metal processing facilities in Dallas and Forney, Texas; Stroud, Oklahoma and Lonoke, Arkansas and a plastic scrap recycling facility in Grand Prairie, Texas.

•	On March 6, 2006, the Company acquired 100% of the shares of Southmet Pty Ltd, a plate and long products processor, in Adelaide, Australia.

•	On March 1, 2006, the Company acquired substantially all of the operating assets of Brost Forming Supply, Inc., with facilities in Tucson and Phoenix, Arizona. Brost Forming Supply, Inc. specializes in concrete framework, tilt-up and concrete-related products.

•	On November 14, 2005, the Company acquired substantially all of the operating assets of Hall-Hodges Company, a reinforcing steel fabricator in Norfolk, Virginia.
     These acquisitions are expected to strengthen the Company’s marketing position in the respective regions and product lines. The total purchase price of $46.0 million ($44.4 million in cash and $1.6 million in notes payable) for these acquisitions was allocated to the acquired assets and assumed liabilities based on estimates of their respective fair values. The following is a summary of the allocation of the total purchase price as of the date of the respective acquisitions:

(in thousands)	Total

Accounts receivable	$4,255
Inventories	13,895
Other current assets	125
Property, plant and equipment	24,297
Intangible assets	4,857
Goodwill	5,149
Other assets	36
Liabilities	(6,643)

Net assets acquired	$45,971

     The intangible assets acquired include customer base, trade name and non-compete agreements, which will be amortized over five years and a backlog, which will be amortized over 12 months.
     The pro forma effect of these acquisitions on consolidated net earnings would not have materially changed reported net earnings.
NOTE 3. SALES OF ACCOUNTS RECEIVABLE
     The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transfers all applicable trade accounts receivable to CMCRV. CMCRV, in turn, sells an undivided percentage ownership interest in the pool of receivables to affiliates of two third party financial institutions. On April 30, 2008, the agreement with the financial institution affiliates was extended to April 24, 2009. CMCRV may sell undivided interests of up to $200 million, depending on the Company’s level of financing needs.
     The Company accounts for its transfers of receivables to CMCRV together with CMCRV’s sales of undivided interests in these receivables to the financial institutions as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At the time an undivided interest in the pool of receivables is sold, the amount is removed from the consolidated balance sheet and the proceeds from the sale are reflected as cash provided by operating activities.
     At August 31, 2008 and 2007, uncollected accounts receivable of $420 million and $378 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% because the Company had not sold any receivables to the financial institutional buyers that were uncollected at August 31, 2008 and 2007. The sale of receivables to institutional buyers provides the Company with added financial flexibility, if needed, to fund the Company’s ongoing operations. The average monthly amounts of undivided interests owned by the financial institutional buyers were $8.3 million, $6.2 million and $0.8 million for the years ended August 31, 2008, 2007 and 2006, respectively. The carrying amount of the Company’s retained interest in the receivables approximated fair value due to the short-term nature of the collection period. The retained interest reflects 100% of any allowance for collection losses on the entire receivables pool. No other material assumptions are made in determining the fair value of the retained interest. This retained interest is subordinate to, and provides credit enhancement for, the financial institution buyers’ ownership interest in CMCRV’s receivables, and is available to the financial institution buyers to pay any fees or expenses due to them and to absorb all credit losses incurred on any of the receivables. The Company is responsible for servicing the entire pool of receivables, however, no servicing asset or liability is recorded as these receivables are collected in the normal course of business and the collection of receivables related to any sales to third party institutional buyers are normally short term in nature. This U.S. securitization program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under one of its credit arrangements.

     In addition to the securitization program described above, the Company’s international subsidiaries in Australia, Europe, Poland and a domestic subsidiary periodically sell accounts receivable without recourse. These arrangements constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these international arrangements and removed from the consolidated balance sheets were $222.9 million and $151.7 million at August 31, 2008 and 2007, respectively. The average monthly amounts of international accounts receivable sold were $206.8 million, $99.0 million and $61.8 million for the years ended August 31, 2008, 2007 and 2006, respectively. The Company’s Australian subsidiary entered into an agreement with a financial institution to periodically sell certain trade accounts receivable up to a maximum of AUD 97 million ($83 million). This Australian program contains covenants in which our subsidiary must meet certain coverage and tangible net worth levels, as defined. At August 31, 2008, our Australian subsidiary was in compliance with these covenants.
     Discounts (losses) on domestic and international sales of accounts receivable were $11.1 million, $5.6 million and $3.2 million for the years ended August 31, 2008, 2007 and 2006, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 4. INVENTORIES
     Before deduction of LIFO method inventory reserves of $562.3 million and $240.5 million at August 31, 2008 and 2007, respectively, inventories valued under the FIFO method, approximated market value.
     At August 31, 2008 and 2007, 45% and 55%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to CMCZ and certain marketing and distribution businesses.
     The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. Approximately $104.5 million and $66.4 million were in raw materials at August 31, 2008 and 2007, respectively.
     During 2008 and 2007, inventory quantities in certain LIFO pools were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect for 2008 decreased cost of goods sold by approximately $8.4 million and increased net earnings by approximately $5.4 million or $0.05 per share. The effect for 2007 decreased cost of goods sold by approximately $12.9 million and increased net earnings by approximately $8.4 million or $0.07 per share
NOTE 5. DISCONTINUED OPERATIONS AND IMPAIRMENTS
     On August 30, 2007, the Company’s Board approved a plan to sell a division (the “Division”) which is involved with the buying, selling and distribution of nonferrous metals, namely copper, aluminum and stainless steel semifinished products. The Company expected the sale to be completed in 2008, however, circumstances changed during the year and the Division was not sold. The Company expects the majority of product lines of this Division to be sold and the remaining product lines to be absorbed by other divisions of the Company in 2009. As a result, the Division will continue to be presented as a discontinued operation in the consolidated statements of earnings.
     The Company performed an impairment test of the Division at August 31, 2008 and determined the estimated fair value of the Division exceeded its carrying value. Accordingly, an impairment charge was not warranted at August 31, 2008.
     The Division is in the International Fabrication and Distribution segment. Various financial information for the Division is as follows:

(in thousands)	2008	2007	2006

At August 31,
Current assets	$83,048	$93,385	$101,951
Noncurrent assets	2,650	1,795	4,873
Current liabilities	31,258	34,889	49,435
Noncurrent liabilities	580	874	935

Fiscal Year
Revenue	337,178	422,136	343,772
Earnings (loss) before taxes	1,706	(4,827)	(10,011)

     Asset impairment charges relating to other long-lived assets were not material for 2008 and 2006. The Company recorded asset impairment charges of $3.4 million during 2007.
NOTE 6. CREDIT ARRANGEMENTS
     The Company’s commercial paper program permits maximum borrowings of up to $400 million. The program’s capacity is reduced by outstanding standby letters of credit which totaled $27.6 million as of August 31, 2008. It is the Company’s policy to maintain contractual bank credit lines equal to 100% of the amount of the commercial paper program. The $400 million unsecured revolving credit agreement matures on May 23, 2010, and has a minimum interest coverage ratio requirement of two and one-half times and a maximum debt capitalization requirement of 60%. The agreement provides for interest based on LIBOR, Eurodollar or Bank of America’s prime rate. The facility fee is 12.5 basis points per annum and no compensating balances are required. The Company was in compliance with these requirements at August 31, 2008. At August 31, 2008 and 2007, no borrowings were outstanding under the commercial paper program or the related revolving credit agreements.
     The Company has numerous informal credit facilities available from domestic and international banks. No commitment fees or compensating balances are required under these credit facilities.  These credit facilities are used in general to support import Letters of Credit (including accounts payable settled under bankers’ acceptances as described in Note 1. Summary of Significant Accounting Polices), foreign exchange and short term advances which are priced on a cost of funds basis.
     Long-term debt was as follows, as of August 31:

(in thousands)	2008	2007

6.75% notes due February 2009	$100,000	$100,000
5.625% notes due November 2013	200,000	200,000
6.50% notes due July 2017	400,000	400,000
7.35% notes due August 2018	500,000	—
CMCZ term note due May 2013	77,037	—
CMCP term note due August 2013	17,608	—
Other, including equipment notes	9,215	11,543

	1,303,860	711,543
Less current maturities	106,327	4,726

	$1,197,533	$706,817

     In July 2007, the Company issued $400 million in senior unsecured notes due in July 2017. These notes have a coupon rate of 6.50% per annum. In anticipation of the offering, the Company entered into hedge transactions which reduced the Company’s effective interest rate cost on these notes to 6.45% per annum. At August 31, 2008 the Company was in compliance with all debt requirements for these notes. Interest on these notes is payable semiannually.
     In August 2008, the Company issued $500 million in senior unsecured notes due in August 2018. These notes have a coupon rate of 7.35% per annum. In anticipation of the offering, the Company entered into hedge transactions which reduced the Company’s effective interest rate cost on these notes to 7.29% per annum. The Company intends to use the net proceeds from the offering to repay its 6.75% notes due February 2009, to repay commercial paper including amounts incurred to fund the purchase price of recently completed acquisitions, to fund the purchase price of future acquisitions and for general corporate purposes. At August 31, 2008 the Company was in compliance with all debt requirements for these notes. Interest on these notes is payable semiannually.
     CMCZ has a revolving credit facility with maximum borrowings of PLN 100 million ($44.0 million) bearing interest at the Warsaw Interbank Offered Rate (“WIBOR”) plus 0.5% and collateralized by CMCZ’s accounts receivable. This facility was extended to June 3, 2009. At August 31, 2008, no amounts were outstanding under this facility. The revolving credit facility contains certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at August 31, 2008. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
     On May 20, 2008, CMCZ signed a five year term note of PLN 400 million ($176.1 million) with a group of four banks. At August 31, 2008, the notes had an outstanding balance of PLN 175 million ($77.0 million). The term note is used to finance operating expenses of CMCZ and the development of a rolling mill. The note has scheduled principal and interest payments in 15 equal quarterly installments beginning in November 2009. Interest is accrued at WIBOR plus 0.79%. The weighted average rate at August 31, 2008 was 7.1%. The term note contains certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at August 31, 2008. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
     CMC Poland (“CMCP”), a wholly-owned subsidiary of the Company, owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMCP issued equipment notes under a term agreement dated September 2005 with PLN 13.9 million ($6.1 million) outstanding at August 31, 2008. Installment payments under these notes are due through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus an applicable margin. The weighted average rate at August 31, 2008 was 6.4%. The notes are secured by the shredder equipment.
     In August 2008, CMCP signed a five year term note of PLN 80 million ($35.2 million) with two banks. At August 31, 2008, the notes had an outstanding balance of PLN 40 million ($17.6 million). The note has scheduled principal and interest payments in 17 equal quarterly installments beginning in August 2009. The interest rate is variable based on the WIBOR, plus an applicable margin. The weighted average rate at August 31, 2008 was 7.5%. The term note is used to finance operating expenses and acquisitions. The term note contains certain financial covenants for CMCP. CMCP was in compliance with these covenants at August 31, 2008. The term note is guaranteed by Commercial Metals International (“CMI”).
     In September 2007, CMCS issued current notes to banks with maximum borrowings of HRK 140 million ($28.7 million) due on September 5, 2008. At August 31, 2008, the notes had an outstanding balance of HRK 137.7 million ($28.2 million). The interest rate at August 31, 2008 was 6.02%. These notes were extended to December 5, 2008. The notes are not collateralized and do not contain any financial covenants. The notes are guaranteed by CMI.
     The scheduled maturities of the Company’s long-term debt are as follows:

(in thousands)

2009	$106,327
2010	28,457
2011	24,788
2012	24,694
2013 and thereafter	1,119,594

Total	$1,303,860

     Interest of $6.9 million, $3.2 million, and $2.3 million was capitalized in the cost of property, plant and equipment constructed in 2008, 2007 and 2006, respectively. Interest of $63.3 million, $37.2 million, and $29.9 million were paid in 2008, 2007 and 2006, respectively.
NOTE 7. FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK
     Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments’ carrying amounts are considered equivalent to fair value:
•	Cash and cash equivalents

•	Accounts receivable/payable

•	Trade financing arrangements

•	Notes payable — CMCZ and CMCP

•	6.75% notes due February 2009

     The Company’s long-term debt is predominantly publicly held. Fair value was determined by indicated market values:

	August 31,
(in thousands)	2008	2007

Long-Term Debt:
Carrying amount	$1,197,533	$706,817
Estimated fair value	1,177,442	725,738
     The Company maintains both corporate and divisional credit departments. Credit limits are set for customers. Credit insurance is used for some of the Company’s divisions. Letters of credit issued or confirmed by financial institutions are obtained to further ensure prompt payment in accordance with terms of sale; generally, collateral is not required. The Company’s accounts receivable were secured by credit insurance and/or letters of credit in the amount of $824 million and $516 million at August 31, 2008 and 2007, respectively.
     In the normal course of its marketing activities, the Company transacts business with substantially all sectors of the metal industry. Customers are internationally dispersed, cover the spectrum of manufacturing and distribution, deal with various types and grades of metal and have a variety of end markets in which they sell. The Company’s historical experience in collection of accounts receivable falls within the recorded allowances. Due to these factors, no additional credit risk, beyond amounts provided for collection losses, is believed inherent in the Company’s accounts receivable.
     The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates, natural gas and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into natural gas forward contracts to mitigate the risk of unanticipated increase of operating cost due to the volatility of natural gas prices and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the years ended August 31, 2008, 2007 and 2006.
     Certain of the foreign currency and commodity, and all of the natural gas and freight contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges. All of the instruments are highly liquid and none are entered into for trading purposes.
     The following table shows the impact on the consolidated statements of earnings of the changes in fair value of these economic hedges included in determining net earnings (in thousands) for the years ended August 31. Settlements are recorded within the same line item as the related unrealized gains (losses).

Earnings (expense)	2008	2007	2006

Net sales (foreign currency instruments)	$1,411	$273	$(30)
Cost of goods sold (commodity instruments)	4,112	(1,062)	2,261
     The Company’s derivative instruments were recorded as follows on the consolidated balance sheets (in thousands) at August 31:

	2008	2007

Derivative assets (other current assets)	$28,379	$7,484
Derivative liabilities (accrued expenses and other payables)	28,447	4,878

     The following table summarizes activities in other comprehensive income (losses) related to derivatives classified as cash flow hedges held by the Company during the years ended August 31 (in thousands):

	2008	2007	2006

Change in market value (net of taxes)	$(5,777)	$8,964	$(4,689)
(Gain) reclassified into net earnings, net	(2,089)	(1,890)	(70)

Other comprehensive income (loss)-unrealized gain (loss) on derivatives	$(7,866)	$7,074	$(4,759)

     During the twelve months following August 31, 2008, $0.1 million in gains related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $0.5 million in gains will be reclassified as interest income related to interest rate locks.
     All of the instruments are highly liquid and none are entered into for trading purposes.
NOTE 8. INCOME TAXES
     The provisions for income taxes include the following:

	Year ended August 31,
(in thousands)	2008	2007	2006

Current:
United States	$66,923	$137,566	$178,259
Foreign	44,267	32,244	22,875
State and local	17,332	13,583	18,960

Current taxes	128,522	183,393	220,094
Deferred	(23,715)	(12,355)	(32,157)

Total taxes on income	$104,807	$171,038	$187,937
Taxes (benefit) on discontinued operations	921	(1,731)	(3,280)

Taxes for continuing operations	$103,886	$172,769	$191,217

     Taxes of $155.4 million, $185.3 million and $204.6 million were paid in 2008, 2007 and 2006, respectively.
     Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. The sources and deferred tax liabilities (assets) associated with these differences are:

	August 31,
(in thousands)	2008	2007

Deferred tax assets:
Deferred compensation	$51,454	$44,723
Net operating losses (less allowances of $6,117 and $2,977)	15,453	3,046
Reserves and other accrued expenses	27,546	9,139
Impaired assets	2,111	2,741
Inventory	5,934	—
Allowance for doubtful accounts	5,752	5,501
Other	3,914	3,585

Deferred tax assets	$112,164	$68,735

Deferred tax liabilities:
Deferred revenue	$2,434	$2,954
Tax on difference between tax and book depreciation	53,413	42,827
Unremitted earnings of non-U.S. subsidiaries	31,174	28,565
Inventory	—	8,742

	August 31,
(in thousands)	2008	2007

Other	8,533	3,628

Deferred tax liabilities	$95,554	$86,716

Net deferred tax asset (liability)	$16,610	$(17,981)

     Amounts recognized in the consolidated balance sheets consist of:

	August 31,
(in thousands)	2008	2007

Deferred tax asset — current	$32,170	$6,353
Deferred tax asset — long-term	34,709	12,014
Deferred liability — current	109	4,371
Deferred tax liability — long-term	50,160	31,977

Net deferred tax asset (liability)	$16,610	$(17,981)

     The Company uses substantially the same depreciable lives for tax and book purposes. Changes in deferred taxes relating to depreciation are mainly attributable to differences in the basis of underlying assets recorded under the purchase method of accounting. The Company provides United States taxes on unremitted foreign earnings except for its operations in Poland, Croatia, and Australia, which it considers to be permanently invested. The amount of these permanently invested earnings at August 31, 2008 was $382 million. In the event that the Company repatriated these earnings, incremental U.S. taxes may be incurred. The Company has determined that it is not practicable to determine the amount of these incremental U.S. taxes. Net operating losses consist of $5.4 million of state net operating losses that expire during the tax years ending from 2010 to 2028 and foreign net operating losses of $16.2 million that expire during the tax years from 2009 to 2014. These assets will be reduced as tax expense is recognized in future periods.
     Reconciliations of the United States statutory rates to the effective rates are as follows:

	Year ended August 31,
	2008	2007	2006

Statutory rate	35.0%	35.0%	35.0%
State and local taxes	2.5	1.6	2.5
Manufacturing deduction	(1.0)	(0.6)	(0.7)
Extraterritorial income deduction	—	(0.2)	(0.4)
Foreign rate differential	(5.7)	(4.1)	(1.5)
Tax repatriation charge (benefit)	—	—	(0.7)
Other	0.3	0.2	(0.3)

Effective tax rate	31.1%	31.9%	33.9%

     As a result of the implementation of FIN 48, the Company recognized an asset of $0.8 million and an increase to reserves of $5.8 million related to uncertain tax positions, including $1.6 million in interest and penalties, which were accounted for as a net reduction to the September 1, 2007 balance of retained earnings of $5 million. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)

Balance September 1, 2007	$4,994
Additions based on tax positions related to current year	523
Reductions for tax positions of prior years	(568)
Reductions due to settlements with taxing authorities	(652)
Reductions due to statute of limitations lapse	(74)

Balance August 31, 2008	$4,223

     As of August 31, 2008, no additional tax positions had been identified. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense and the balances at the end of a reporting period are recorded as part of the current or non-current reserve for uncertain income tax positions. If these tax positions were recognized, the impact on the effective tax rate would not be significant. The

Share information for options and SARs at August 31, 2008:

Outstanding				Exercisable
Weighted
		Average	Weighted			Weighted
Range of		Remaining	Average	Aggregate		Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price	Outstanding	Life (Years)	Price	Value	Outstanding	Price	Value

$ 3.64 - 3.78	679,092	1.4	$3.64		679,092	$3.64
4.29 - 5.36	421,603	0.4	4.34		421,603	4.34
     Company does not expect the total amounts of unrecognized benefits to significantly increase or decrease within the next 12 months. During the current year, a decrease in the amount of $0.6 million of interest and penalties was recognized in the statement of earnings. As of August 31, 2008, the Company has accrued $0.6 million for the potential payment of interest and penalties.
     The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:
U.S Federal – 2005 and forward
U.S. States – 2004 and forward
Foreign – 2001 and forward
     The federal tax returns for fiscal years 2005 and 2006 are under examination by the Internal Revenue Service (“IRS”). We believe our recorded tax liabilities as of August 31, 2008 are sufficient, and we do not anticipate any additional assessments to be made by the IRS upon the completion of their examinations.
NOTE 9. CAPITAL STOCK
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
     During 2008 and 2007, the Company purchased 6,212,238 and 2,116,975 common shares for treasury, respectively. The Company’s board of directors authorized the purchase of an additional 5,000,000 shares on November 5, 2007 and 10,000,000 shares on October 21, 2008 and the Company had remaining authorization to purchase 10,012,547 of its common stock.
     Stock Purchase Plan Almost all U.S. resident employees with one year of service at the beginning of each calendar year may participate in the Company’s employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors establishes the purchase discount from the market price. The discount was 25% for each of the three years ended August 31, 2008, 2007 and 2006. Yearly activity of the stock purchase plan was as follows:

	2008	2007	2006

Shares subscribed	489,510	497,520	761,620
Price per share	$23.48	$21.86	$13.44
Shares purchased	441,770	704,220	1,316,720
Price per share	$21.69	$12.72	$7.97
Shares available	698,254
     The Company recorded compensation expense for this plan of $3.4 million, $3.2 million and $3.2 million in 2008, 2007 and 2006, respectively.
     Stock Incentive Plans The 1996 Long-Term Incentive Plan (“1996 Plan”) was approved by shareholders in January 1997. Under the 1996 Plan, stock options, Stock Appreciation Rights (“SARs”), and restricted stock may be awarded to employees. The option price for both the stock options and the SARs is the fair market value of the Company’s stock at the date of grant. The outstanding option awards under the 1996 Plan vest 50% after one year and 50% after two years from date of grant and will expire seven years after grant. The Company’s Board of Directors voted to terminate the 1996 Plan effective August 31, 2006, except for awards then outstanding. As a result of this action, no additional shares are available for grants under this plan.

     The 2006 Long-Term Equity Incentive Plan (“2006 Plan”) was approved by shareholders on January 25, 2007. The 2006 Plan, which replaced the Company’s terminated 1996 Plan, provides that 5,000,000 shares are reserved for future awards. During 2008, the Company issued 127,770 shares of restricted stock to employees and issued 1,062,670 SARs at a weighted average price of $35.37 per share (the exercise price equaled the closing price per share on the NYSE on the date of grant). These SARs and the restricted stock vest over a three-year period in increments of one-third.
     In January 2000, stockholders approved the 1999 Non-Employee Director Stock Option Plan (“1999 Plan”) and authorized 800,000 shares to be made available for option grants to non-employee directors. The price of these options is the fair market value of the Company’s stock at the date of the grant. The options granted vest 50% after one year and 50% after two years from the grant date. Under the 1999 Plan, any outside director could elect to receive all or part of fees otherwise payable in the form of a stock option. Options granted in lieu of fees are immediately vested. All options expire seven years from the date of grant. The 1999 Plan was amended with stockholder approval in January 2005 and 2007 in order to provide annual grants of either non-qualified options, restricted stock or restricted stock units to non-employee directors. This annual award can either be in the form of a nonqualified stock option grant for 14,000 shares or a restricted stock or unit award of 4,000 shares. On January 24, 2008, the Company issued an aggregate of 36,000 shares of restricted common stock to nine non-employee directors. Restricted stock awards vest over a two-year period. Prior to vesting, restricted stock award recipients receive an amount equivalent to any dividend declared on the Company’s common stock.
     Combined information for shares subject to options and SARs for the plans were as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

September 1, 2005
Outstanding	10,748,258	$5.82	$2.74-13.58
Exercisable	7,959,758	4.54	2.74-13.58
Granted	639,030	24.53	21.81-24.71
Exercised	(3,834,740)	4.50	2.74 - 7.78
Forfeited	(67,200)	9.51	3.41-12.31

August 31, 2006
Outstanding	7,485,348	$8.06	$2.75-24.71
Exercisable	6,178,200	5.90	2.75-13.58
Granted	1,403,520	34.28	31.75-34.28
Exercised	(2,380,238)	5.28	2.75-24.57
Forfeited	(27,722)	13.44	2.94-24.57

August 31, 2007
Outstanding	6,480,908	$14.74	$2.94-34.28
Exercisable	4,333,089	7.65	2.94-24.71
Granted	1,062,670	35.37	32.82-35.38
Exercised	(1,247,477)	7.24	2.94-34.28
Forfeited	(74,695)	29.97	12.31-35.38

August 31, 2008
Outstanding	6,221,406	$19.60	$3.64-35.38
Exercisable	4,057,115	11.96	3.64-34.28
Available for grant*	2,896,360	—	—

*	Includes shares available for options, SARs and restricted stock grants.

Share information for options and SARs at August 31, 2008:

Outstanding				Exercisable
		Weighted
		Average	Weighted			Weighted
Range of		Remaining	Average	Aggregate		Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price	Outstanding	Life (Years)	Price	Value	Outstanding	Price	Value

$ 3.64 - 3.78	679,092	1.4	$3.64		679,092	$3.64
4.29 - 5.36	421,603	0.4	4.34		421,603	4.34
7.53 - 7.78	1,428,192	2.5	7.77		1,428,192	7.77
12.31 - 13.58	716,396	3.8	12.34		716,396	12.34
21.81 - 24.71	562,096	4.7	24.52		361,359	24.52
31.75 - 35.38	2,414,027	6.2	34.76		450,473	34.28

$ 3.64 — 35.38	6,221,406	4.0	$19.60	$61,088,107	4,057,115	$11.96	$60,785,949

Information for restricted stock awards as of August 31, 2008 and 2007, and changes during each of the two years then ended:

		Weighted Average
		Grant - Date
	Shares	Fair Value

September 1, 2006	636,967	$17.86
Granted	206,482	32.93
Vested	(280,859)	16.72
Forfeited	(8,166)	18.27

August 31, 2007	554,424	$24.04

September 1, 2007	554,424	$24.04
Granted	163,770	32.90
Vested	(327,030)	20.42
Forfeited	(18,178)	24.30

August 31, 2008	372,986	$31.09

     Preferred Stock Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.
     Stockholder Rights Plan On July 28, 1999, the Company’s Board of Directors adopted a stockholder rights plan pursuant to which stockholders were granted preferred stock rights (“Rights”) to purchase one one-thousandth of a share of the Company’s Series A Preferred Stock for each share of common stock held. In connection with the adoption of such plan, the Company designated and reserved 100,000 shares of preferred stock as Series A Preferred Stock and declared a dividend of one Right on each outstanding share of the Company’s common stock. Rights were distributed to stockholders of record as of August 9, 1999. The Rights Agreement provides that the number of Rights associated with each share of common stock shall be adjusted in the event of a stock split. After giving effect to subsequent stock splits, each share of common stock now carries with it one-eighth of a Right.
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
NOTE 10. EMPLOYEES’ RETIREMENT PLANS
     Substantially all employees in the U.S. are covered by a defined contribution profit sharing and savings plan. This tax qualified plan is maintained and contributions made in accordance with ERISA. The Company also provides certain eligible executives’ benefits pursuant to a nonqualified benefit restoration plan (“BRP Plan”) equal to amounts that would have been available under the tax qualified ERISA plans, save for limitations of ERISA, tax laws and regulations. Company expenses, which are discretionary, for these plans were $55.1 million, $70.8 million and $62.5 million for 2008, 2007 and 2006, respectively. These costs were recorded in selling, general and administrative expenses.

     The deferred compensation liability under the BRP Plan was $93.0 million and $82.2 million at August 31, 2008 and 2007, respectively, and recorded in other long-term liabilities. Though under no obligation to fund the plan, the Company has segregated assets in a trust with a current value at August 31, 2008 and 2007 of $74 million and $77 million, respectively, recorded in other long-term assets. The net holding gain (loss) on these segregated assets was $(6.5) million and $8.2 million for the years ended August 31, 2008 and 2007, respectively.
     A certain number of employees outside of the U.S. participate in defined contribution plans maintained in accordance with local regulations. Company expenses for these international plans were $4.3 million, $3.8 million and $2.8 million for the years ended August 31, 2008, 2007 and 2006, respectively.
     The Company provides post retirement defined benefits to employees at certain divisions. In September 2006, the FASB issued statement No. 158, Employers Accounting for Defined Benefit Pensions and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”), which requires the Company to recognize the unfunded status of defined benefit plans as a liability with a corresponding reduction to accumulated other comprehensive income, net of taxes. On August 31, 2007, the Company adopted the provisions of SFAS 158 and recognized the $0.9 million unfunded status of defined benefit plans as a liability with a corresponding reduction of $0.8 million to accumulated other comprehensive income, net of taxes. During 2008, the Company recorded an additional liability of $1.5 million and a corresponding reduction to accumulated other comprehensive income, net of taxes of $1.1 million related to the unfunded status of the Company’s defined benefit plans.
NOTE 11. COMMITMENTS AND CONTINGENCIES
     Minimum lease commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 2008, are as follows:

		Real
(in thousands)	Equipment	Estate

2009	$15,587	$17,975
2010	13,554	15,807
2011	11,235	14,096
2012	8,521	10,913
2013 and thereafter	7,373	52,826

	$56,270	$111,617

     Total rental expense was $63.7 million, $36.1 million and $24.9 million in 2008, 2007 and 2006, respectively.
Legal and Environmental Matters
     In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.
     On September 18, 2008, subsequent to the end of the Company’s 2008 fiscal year, the Company was served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including Commercial Metals Company.  The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products.  The lawsuit, which purports to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and the present, seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest. Since the filing of this lawsuit, additional plaintiffs have filed class action lawsuits naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. The Company believes that the lawsuits are entirely without merit and plans to aggressively defend the actions.
     The Company has received notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state agency that it is considered a potentially responsible party (“PRP”) at thirteen sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of theses sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At August 31, 2008 and 2007, the Company had $2.2 million and $2.1 million accrued for cleanup and remediation costs in connection with eight of the thirteen CERCLA sites.  The estimation process is based on currently available information, which is in many cases preliminary and incomplete.  As a result, the Company is unable to reasonably estimate an amount relating to cleanup and remediation costs for five CERCLA sites.  Total environmental liabilities, including CERCLA sites, were $14.7 million and $6.5 million, of which $6.8 million and $5.0 million were classified as other long-term liabilities, at August 31, 2008 and 2007. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
     Management believes that adequate provision has been made in the financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular quarter.
     Guarantees The Company has entered into guarantee agreements with certain banks in connection with credit facilities granted by the banks to various suppliers of the Company. The fair value of the guarantees are negligible. All of the guarantees listed in the table below reflect the Company’s exposure as of August 31, 2008.

		Maximum	Maximum
Origination	Guarantee	Credit	Company
Date	With	Facility	Exposure

May 2006	Bank	$15 million	$1.6 million
February 2007	Bank	80 million	5.3 million
NOTE 12. EARNINGS PER SHARE
     In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any years presented. The reconciliation of the denominators of the earnings per share calculations are as follows at August 31:

	2008	2007	2006

Shares outstanding for basic earnings per share	115,048,512	118,014,149	117,989,877
Effect of dilutive securities:
Stock-based incentive/purchase plans	2,637,241	3,667,581	5,469,192

Shares outstanding for diluted earnings per share	117,685,753	121,681,730	123,459,069

     All of the Company’s outstanding stock options and restricted stock were dilutive at August 31, 2008, 2007 and 2006 based on the average share price of $32.55, $32.16 and $23.65, respectively. SARs with total share commitments of 2,414,027 and 637,673 were antidilutive at August 31, 2008 and 2006. All of the Company’s SARs were dilutive at August 31, 2007. All stock options and SARs expire by 2015.
     The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
NOTE 13. ACCRUED EXPENSES AND OTHER PAYABLES

	August 31,
(in thousands)	2008	2007

Salaries, bonuses and commissions	$198,000	$164,953
Other	87,664	56,958
Advance billings on contracts	60,918	46,365
Employees’ retirement plans	51,750	61,389
Freight	50,630	28,415
Contract losses	41,206	5,143
Derivative liability	28,447	4,934
Insurance	13,683	21,333
Interest	10,869	7,598
Environmental	7,894	1,482
Litigation accruals	6,828	6,666
Taxes other than income taxes	5,535	20,174

	$563,424	$425,410

NOTE 14. BUSINESS SEGMENTS
     The Company’s reportable segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.
     The Company structures the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication and Distribution, International Mills and International Fabrication and Distribution.
     The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States including the scrap processing facilities which directly support the Company’s domestic steel mills. The Americas Mills segment includes the Company’s domestic steel minimills and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel minimills because it has similar economic characteristics. The Americas Fabrication and Distribution segment consists of the Company’s rebar and joist and deck fabrication operations, fence post manufacturing plants, construction-related and other products facilities. Additionally, the Americas Fabrication and Distribution consists of the CMC Dallas Trading division which markets and distributes steel semi-finished long and flat products into the Americas from a diverse base of international and domestic sources. The International Mills segment includes the minimills in Poland and Croatia and subsidiaries in Poland which have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from that of the Company’s domestic minimills. International Fabrication and Distribution includes international operations for the sales, distribution and processing of both ferrous and nonferrous metals and other industrial products in addition to rebar fabrication operations in Europe. The domestic and international distribution operations consist only of physical transactions and not positions taken for speculation. Corporate contains expenses of the Company’s corporate headquarters, expenses related to its deployment of SAP, and interest expense relating to its long-term public debt and commercial paper program.
     The financial information presented for the International Fabrication and Distribution segment includes its copper, aluminum, and stainless steel import operating division. This division has been classified as a discontinued operation in the consolidated financial statements. Net sales of this division have been removed in the eliminations/discontinued operations column in the table below to reconcile net sales by segment to net sales in the consolidated financial statements. See Note 5 for more detailed information.
     The Company uses adjusted operating profit to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The following is a summary of certain financial information by reportable segment (in thousands):

	Americas			International
			Fabrication		Fabrication		Eliminations/
			and		and		Discontinued
	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

2008
Net sales-unaffiliated customers	$1,820,607	$1,387,290	$2,859,816	$970,923	$3,727,775	$(1,855)	$(337,178)	$10,427,378
Intersegment sales	369,112	578,980	14,778	184,748	53,141	—	(1,200,759)	—
Net sales	2,189,719	1,966,270	2,874,594	1,155,671	3,780,916	(1,855)	(1,537,937)	10,427,378
Adjusted operating profit (loss)	145,751	207,756	(67,471)	96,838	124,338	(99,481)	133	407,864
Interest expense*	(5,426)	(10,329)	25,029	9,406	13,563	27,245	—	59,488
Capital expenditures	52,299	78,319	45,545	106,356	10,715	61,807	—	355,041
Depreciation and amortization	19,129	35,340	39,906	28,207	3,962	8,525	—	135,069
Goodwill	7,467	—	68,398	1,176	7,796	—	—	84,837
Total assets	435,008	630,612	1,447,767	634,027	1,167,020	431,937	—	4,746,371

2007
Net sales-unaffiliated customers	$1,550,014	$1,144,869	$2,580,880	$737,066	$2,727,502	$10,821	$(422,136)	$8,329,016
Intersegment sales	250,633	394,794	5,896	40,142	35,040	—	(726,505)	—
Net sales	1,800,647	1,539,663	2,586,776	777,208	2,762,542	10,821	(1,148,641)	8,329,016
Adjusted operating profit (loss)	113,037	259,368	100,032	112,379	73,709	(71,971)	(7,627)	578,927
Interest expense*	(6,021)	(15,685)	27,413	1,140	14,418	15,992	—	37,257
Capital expenditures	26,023	79,027	33,433	30,325	5,844	31,610	—	206,262
Depreciation and amortization	16,425	32,332	29,089	25,390	2,659	1,410	—	107,305
Goodwill	7,467	—	28,484	—	1,892	—	—	37,843
Total assets	337,869	533,794	1,053,594	332,084	698,232	517,090	—	3,472,663

2006
Net sales-unaffiliated customers	$1,259,264	$1,143,509	$2,325,043	$552,154	$2,271,329	$4,625	$(343,772)	$7,212,152
Intersegment sales	243,500	414,711	2,754	19,096	43,199	19,684	(742,944)	—
Net sales	1,502,764	1,558,220	2,327,797	571,250	2,314,528	24,309	(1,086,716)	7,212,152
Adjusted operating profit (loss)	124,879	267,746	110,076	53,093	55,377	(30,985)	7,068	587,254
Interest expense*	(3,364)	(7,262)	17,661	1,658	11,006	9,870	—	29,569
Capital expenditures	17,062	44,110	27,273	32,670	9,345	775	—	131,235
Depreciation and amortization	11,127	31,750	15,384	24,113	2,126	878	—	85,378
Goodwill	6,975	—	27,006	—	1,768	—	—	35,749
Total assets	325,780	471,604	963,105	313,678	614,536	210,165	—	2,898,868

*	Includes intercompany interest expense (income) in the segments.

     The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Year ended August 31,
(in thousands)	2008	2007	2006

Net earnings	$231,966	$355,431	$356,347
Minority interests	538	9,587	10,209
Income taxes	104,807	171,038	187,937
Interest expense	59,488	37,257	29,569
Discounts on sales of accounts receivable	11,065	5,614	3,192

Adjusted operating profit	$407,864	$578,927	$587,254
Adjusted operating profit (loss) from discontinued operations	2,949	(3,474)	(8,279)

Adjusted operating profit from continuing operations	$404,915	$582,401	$595,533

     The following represents the Company’s external net sales by major product and geographic area:

	Year ended August 31,
(in thousands)	2008	2007	2006

Major product information:
Steel products	$6,594,553	$5,274,686	$4,570,171
Industrial materials	1,247,907	773,859	808,590
Nonferrous scrap	1,006,602	1,106,669	891,468
Ferrous scrap	861,106	448,999	382,921
Construction materials	327,732	265,654	184,912
Nonferrous products	273,790	376,563	334,628
Other	115,688	82,586	39,462

Net sales*	$10,427,378	$8,329,016	$7,212,152

Geographic area:
United States	$5,833,116	$4,932,097	$4,485,816
Europe	2,399,859	1,720,771	1,221,371
Asia	955,800	918,483	801,393
Australia/New Zealand	636,763	472,583	446,481
Other	601,840	285,082	257,091

Net sales*	$10,427,378	$8,329,016	$7,212,152

*	Excludes a division classified as discontinued operations. See Note 5.
     The following represents long-lived assets by geographic area:

	Year ended August 31,
(in thousands)	2008	2007	2006

United States	$1,132,775	$825,393	$586,068
Europe	356,667	158,852	139,270
Australia/New Zealand	19,164	15,296	12,068
Other	20,322	14,270	16,670

Total long-lived assets	$1,528,928	$1,013,811	$754,076

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)
     Summarized quarterly financial data for fiscal 2008, 2007 and 2006 are as follows (in thousands except per share data):

	Three Months Ended 2008
	Nov. 30	Feb. 29	May 31	Aug. 31

Net sales*	$2,116,004	$2,254,168	$2,910,730	$3,146,476
Gross profit*	260,624	237,771	293,498	309,761
Net earnings	69,164	39,775	59,484	63,543
Basic EPS	0.59	0.35	0.52	0.56
Diluted EPS	0.57	0.34	0.51	0.55

	Three Months Ended 2007
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales*	$1,892,719	$1,908,314	$2,244,041	$2,283,942
Gross profit*	287,537	252,077	313,210	308,203
Net earnings	85,350	65,921	99,441	104,719
Basic EPS	0.73	0.56	0.84	0.88
Diluted EPS	0.71	0.54	0.82	0.86

	Three Months Ended 2006
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales*	$1,568,934	$1,559,749	$1,933,234	$2,150,235
Gross profit*	218,898	247,724	264,871	342,525
Net earnings	69,624	80,103	77,960	128,660
Basic EPS	0.60	0.68	0.65	1.08
Diluted EPS	0.57	0.65	0.62	1.04

*	Excludes the operations of a division classified as discontinued operations. See Note 5.
NOTE 16. RELATED PARTY TRANSACTIONS
     One of the Company’s international subsidiaries has an agreement with a key supplier of which the Company owns an 11% interest. Net sales to this related party were $397 million, $312 million and $247 million for the years ended August 31, 2008, 2007 and 2006, respectively. The total amounts of purchases from this supplier were $421 million, $382 million and $286 million for the years ended August 31, 2008, 2007 and 2006, respectively. Accounts receivable from the affiliated company were $47 million and $12 million at August 31, 2008 and 2007, respectively. Accounts payable to the affiliated company were $35 million and $0.2 million at August 31, 2008 and 2007, respectively.
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
     (b) Changes in Internal Control Over Financial Reporting. During the second quarter of 2008, we initiated the eventual Company-wide rollout of SAP. The Company implemented SAP at its corporate headquarters, all payroll functions in the United States and at one of its domestic steel mills. During the third quarter of 2008, the Company implemented SAP at our steel mill in Poland. The implementation resulted in modifications to internal controls over the related accounting and operating processes at these locations and for these functions. We evaluated the control environment as affected by the implementation and believe our controls remained effective. We intend to implement SAP globally to most business segments within the next two years. Other than the changes mentioned above, no other changes to our internal control over financial reporting occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, internal control over our financial reporting.
     (c) Management’s Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2008, our internal control over financial reporting was effective. Our Management’s Report on Internal Control Over Financial Reporting, as of August 31, 2008, can be found on page 40 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting can be found on page 41 of this Form 10-K, each of which is incorporated by reference into this Item 9A.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Some of the information required in response to this item with regard to directors is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 22, 2009, which will be filed no later than 120 days after the close of our fiscal year. The following is a listing of employees we believe to be our “Executive Officers” as of October 25, 2008, as defined under Rule 3b-7 of the Securities Exchange Act of 1934:

NAME	CURRENT TITLE & POSITION	AGE	OFFICER SINCE
Louis A. Federle	Treasurer	60	1979
William B. Larson	Senior Vice President and Chief Financial Officer	55	1995
Murray R. McClean	President, Chief Executive Officer and Chairman of the Board of Directors	60	1995
Malinda G. Passmore	Vice President and Chief Information Officer	50	1999
Russell B. Rinn	President CMC Americas	50	2002
Leon K. Rusch	Controller	57	2006
David M. Sudbury	Senior Vice President, Secretary and General Counsel	62	1976
Hanns Zoellner	President CMC International	60	2004
     Our board of directors usually elects officers at its first meeting after our annual stockholders meeting. Our executive officers continue to serve for terms set from time to time by the board of directors in its discretion.
     Effective September 1, 2008 Mr. McClean was elected Chairman of the Board of Directors. In July, 2006, Mr. McClean was elected a director and on September 1, 2006, was appointed Chief Executive Officer. Mr. McClean served as President and Chief Operating Officer from September 20, 2004 to September 1, 2006, and as President of the Marketing and Distribution Segment from September 1, 1999 to September 20, 2004. Mr. McClean continues in his capacity as President in addition to his positions as Chief Executive Officer and Chairman of the Board of Directors. Messer’s Rinn and Zoellner were promoted to their respective positions effective September 1, 2007. Mr. Rinn had previously been President of the CMC Steel Group and an officer since 2002 having been employed by CMC since 1979. Mr. Zoellner replaced Mr. McClean in 2004 as President of the Marketing and Distribution Segment. Mr. Zoellner had previously served as President of the International Division — Europe, having been employed by the division initially in 1981 and continuously since 1991. Leon K. Rusch was named Controller of the Company in 2006. Mr. Rusch replaced Malinda G. Passmore who was appointed to the position of Vice President and Chief Information Officer of the Company in 2006. Ms. Passmore had previously served as Controller of the Company since 1999. Mr. Rusch joined the Company in December, 2003 as Director of Internal Audit and had previously been employed for more than five years at CNH Global N.V. as Financial Director and previously Audit Director. We have employed all of our other executive officers in the positions indicated above or in positions of similar responsibility for more than five years. There are no family relationships among our officers or among the executive officers and directors.
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
ITEM 11. EXECUTIVE COMPENSATION
     Information required in response to this Item 11 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 22, 2009. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required in response to this Item 12 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 22, 2009. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     To the extent applicable, information required in response to this Item 13 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 22, 2009. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required in response to this Item 14 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 22, 2009. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this report:

1.	All financial statements are included at Item 8 above.

2.	All financial statement schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or notes thereto.

3.	The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT
NO.	DESCRIPTION
1(a)	Underwriting Agreement, dated July 12, 2007 among Commercial Metals Company and Banc of America Securities LLC and ABN AMRO Incorporated, as Representatives of the several underwriters named therein (filed as Exhibit 1.1 to Commercial Metals’ Form 8-K filed July 17, 2007 and incorporated herein by reference).

1(b)	Underwriting Agreement, dated July 30, 2008 among Commercial Metals Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Representatives of the several underwriters named therein (filed as Exhibit 1.1 to Commercial Metals’ Form 8-K filed August 5, 2008 and incorporated herein by reference).

2(a)	Agreement and Plan of Merger among Commercial Metals Company, LAI Acquisition Company, Lofland Acquisition, Inc., The Lofland Company, E.F. Private Equity Partners (Americas) L.P. and the Texas Growth Fund-1995 Trust dated December 23, 2003 (filed as Exhibit 2(b) to Commercial Metals’ Form S-4 filed January 27, 2004 (File NO. 3333-112243) and incorporated herein by reference).

2(b)	Share Purchase Agreement dated July 22, 2003, between Impexmetal, S.A. and Commercial Metals (International) AG (filed as Exhibit 2.1 to Commercial Metals’ Form 10-Q for the quarter ending November 30, 2003 and incorporated herein by reference).

3(i)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)a to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)b to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

3(i)(c)	Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3(i)(d)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

4(i)(a)	Indenture between Commercial Metals and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4.1 to Commercial Metals’ Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

4(i)(b)	Rights Agreement dated July 28, 1999 by and between Commercial Metals and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit 1 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

4(i)(c)	Form of Note for Commercial Metals’ 7.20% Senior Notes due 2005 (filed as Exhibit 4(i)c to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(d)	Form of Note for Commercial Metals’ 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)d to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(e)	Form of Note for Commercial Metals’ 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)f to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(f)	Form of Note for Commercial Metals’ 6.50% Senior Notes due 2017 (filed as Exhibit 4(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2007 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
4(i)(g)	Form of Note for Commercial Metals’ 7.35% Senior Notes due 2018 (filed herewith).

4(i)(h)	Officers’ Certificate, dated August 4, 1997, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.80% Senior Notes due 2007 (filed as Exhibit 4(i)e to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(i)	Officers’ Certificate, dated February 23, 1999, pursuant to the Indenture dated as of July 31, 1995, relating to the 6.75% Senior Notes due 2009 (filed as Exhibit 4(i)g to Commercial Metals’ Form 10-K/A for the fiscal year ended August 31, 2002 and incorporated herein by reference).

4(i)(j)**	Exchange and Registration Rights Agreement, dated November 13, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 4(i)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

4(i)(k)**	Supplemental Indenture, dated as of November 12, 2003, to Indenture dated as of July 31, 1995, by and between Commercial Metals and JPMorgan Chase Bank (filed as Exhibit 4(i)i to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

4(i)(l)**	Supplemental Indenture, dated as of July 17, 2007, to Indenture dated as of July 31, 1995, by and between Commercial Metals and The Bank of New York Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals’ Form 8-K filed July 17, 2007 and incorporated herein by reference).

4(i)(m)**	Supplemental Indenture, dated as of August 4, 2008, to Indenture dated as of July 31, 1995, by and between Commercial Metals and The Bank of New York Mellon Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals’ Form 8-K filed August 5, 2008 and incorporated herein by reference).

10(i)(a)	Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (filed as Exhibit (10)(a) to Commercial Metals’ Form 10-Q for the period ended May 31, 2001 and incorporated herein by reference).

10(i)(b)**	Purchase Agreement, dated November 7, 2003, by and among Goldman, Sachs & Co., Banc of America Securities LLC, Tokyo-Mitsubishi International plc, ABN AMRO Incorporated and Commercial Metals (filed as Exhibit 10(i)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

10(i)(c)	$129,500,000 Amended and Restated 364-Day Revolving Credit Agreement dated as of August 8, 2002 which terminated August 8, 2003 (filed as Exhibit 10(i)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2002 and incorporated herein by reference).

10(i)(d)**	$275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2003 and incorporated herein by reference).

10(i)(e)	First Amendment dated March 15, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(i)(f)	Second Amendment dated October 7, 2004, to the $275,000,000 3 Year Credit Agreement, dated August 8, 2003, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10(i)(f) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(i)(g)	Amended and Restated Receivables Purchase Agreement dated as of April 22, 2004, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i)f to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004 and incorporated herein by reference).

10(i)(h)	Amendment to Purchase and Sale Agreement dated April 22, 2004, among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed as Exhibit 10(i)g to Commercial Metals’ Form 10-Q for the quarter ending May 31, 2004 and incorporated herein by reference).

10(i)(i)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 20, 2005, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed April 21, 2005 and incorporated herein by reference).

10(i)(j)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of December 1, 2005, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended November 30, 2005 and incorporated herein by reference).

10(i)(k)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 14, 2006, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp. and Three Rivers Funding Corporation, as Buyers, The Bank of Nova Scotia and Mellon Bank, N.A., as Managing Agents, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10(i) to Commercial Metals’ Form 10-Q for the quarter ended May 31, 2006 and incorporated herein by reference).

10(i)(l)	Amendment to Amended and Restated Receivables Purchase Agreement dated as of April 10, 2008, among CMC Receivables, Inc., as Sellers, Liberty Street Funding Corp., as Buyer, The Bank of Nova Scotia, as Managing Agent, Mellon Bank, N.A., as Administrative Agent and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed April 14, 2008 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(i)(m)	First Amended and Restated $400,000,000 3 Year Credit Agreement, dated May 23, 2005, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10.4 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(a)*	Employment Agreement of Murray R. McClean dated May 23, 2005 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(b)*	First Amendment to Employment Agreement, dated September 1, 2006 (filed as Exhibit 99.1 to Commercial Metals’ Form 8-K filed September 1, 2006 and incorporated herein by reference).

10(iii)(c)*	Key Employee Long-Term Performance Plan description (filed as Exhibit (10)(iii)c to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001 and incorporated hereby by reference).

10(iii)(d)*	Key Employee Annual Incentive Plan description (filed as Exhibit (10)(iii)d to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2001 and incorporated hereby by reference).

10(iii)(e)*	Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(a) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(f)*	Employment Agreement between Commercial Metals (International) AG and Hanns Zoellner dated January 2, 1998 (filed as Exhibit 10(iii)h to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2004 and incorporated herein by reference).

10(iii)(g)*	Commercial Metals Company 1996 Long-Term Incentive Plan (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2005 and incorporated herein by reference).

10(iii)(h)*	Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10(iii)(b) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(i)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(j)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(k)	Commercial Metals Company 2006 Cash Incentive Plan (filed as Exhibit 10(iii)(c) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(l)*	Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.1to Commercial Metals’ Form 8-K filed January 27, 2005 and incorporated herein by reference).

10(iii)(m)*	Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference)

10(iii)(n)*	Employment Agreement between Commercial Metals Company and Clyde P. Selig, dated February 6, 2006 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed February 7, 2006 and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

EXHIBIT
NO.	DESCRIPTION
21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated October 30, 2008, accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2008, into previously filed Registration Statements No. 033-61073, No. 033-61075, No. 333-27967 and No. 333-42648 on Form S-8 and Registration Statements No. 33-60809, No. 333-61379 and 333-144500 on Form S-3 (filed herewith).

31(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan.

**	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY

/s/ Murray R. McClean By: Murray R. McClean
President and Chief Executive Officer
Date: October 30, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Murray R. McClean	/s/ Robert D. Neary

Murray R. McClean, October 30, 2008	Robert D. Neary, October 30, 2008
President and Chief Executive Officer	Director

/s/ Harold L. Adams	/s/ Dorothy G. Owen

Harold L. Adams, October 30, 2008	Dorothy G. Owen, October 30, 2008
Director	Director

/s/ Moses Feldman	/s/ J. David Smith

Moses Feldman, October 30, 2008	J. David Smith, October 30, 2008
Director	Director

/s/ Robert L. Guido	/s/ Robert R. Womack

Robert L. Guido, October 30, 2008	Robert R. Womack, October 30, 2008
Director	Director

/s/ Ralph E. Loewenberg	/s/ William B. Larson

Ralph E. Loewenberg, October 30, 2008	William B. Larson, October 30, 2008
Director	Senior Vice President and Chief Financial Officer

/s/ Anthony A. Massaro	/s/ Leon K. Rusch

Anthony A. Massaro, October 30, 2008	Leon K. Rusch, October 30, 2008
Director	Controller