Form 10-K/A
period 2008-08-31
COMMERCIAL METALS CO
filed 2009-01-05
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 1-4304
Commercial Metals Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-0725338 (I.R.S. Employer Identification No.)

6565 MacArthur Blvd, Irving, TX (Address of principal executive offices)	75039 (Zip Code)
Registrant’s telephone number, including area code:
(214) 689-4300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Rights to Purchase Series A Preferred Stock	New York Stock Exchange
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
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the following document are incorporated by reference into the listed Part of Form 10-K:
     Registrant’s definitive proxy statement for the annual meeting of stockholders to be held January 22, 2009 — Part III

EXPLANATORY NOTE
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV
ITEM 15. EXHIBITS
SIGNATURES
EX-23
EX-31.A
EX-31.B
EX-32.A
EX-32.B

EXPLANATORY NOTE
          This Amendment No. 1 on Form 10-K/A (the “Amended Filing”) amends “Note 8. Income Taxes” of Item 8 of the Annual Report on Form 10-K filed by Commercial Metals Company on October 30, 2008 (the “Original Filing”), by deleting the information in the table regarding share information for options and SARs at August 31, 2008. The information being deleted was inadvertently placed in Note 8, but it is correctly shown in “Note 9. Capital Stock” of the Original Filing. Except as described above, this Amended Filing does not amend any other Item of our Original Filing, does not reflect events occurring after the filing of the Original Filing, and does not modify or update in any way the disclosures contained in the Original Filing, which speak as of the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for externalpurposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation,management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2008. Deloitte & Touche LLP has audited the effectiveness of the Company’s internal control over financial reporting; their report is included on page 41 of this Form 10-K.

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
     During 2008 and 2007, inventory quantities in certain LIFO pools were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect for 2008 decreased cost of goods sold by approximately $8.4 million and increased net earnings by approximately $5.4 million or $0.05 per share. The effect for 2007 decreased cost of goods sold by approximately $12.9 million and increased net earnings by approximately $8.4 million or $0.07 per share.
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

PART IV
ITEM 15. EXHIBITS
(a) The following documents are filed as a part of this report:

EXHIBIT NO.	DESCRIPTION

23	Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated October 30, 2008, accompanying the consolidated financial statements of Commercial Metals Company and subsidiaries for the year ended August 31, 2008, into previously filed Registration Statements No. 033-61073, No. 033-61075, No. 333-27967 and No. 333-42648 on Form S-8 and Registration Statements No. 33-60809, No. 333-61379 and 333-144500 on Form S-3 (filed herewith).

31(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By:	/s/ William B. Larson
William B. Larson,
Senior Vice President and Chief Financial Officer

Date: January 5, 2009