Form 10-Q
period 2008-11-30
COMMERCIAL METALS CO
filed 2009-01-09
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008
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
Yes ☐ No ☑
As of January 8, 2009, there were 112,323,049 shares of the Company’s common stock issued and outstanding excluding 16,737,615 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30,	August 31,
(in thousands, except share data)	2008	2008

Assets
Current assets:

Cash and cash equivalents	$91,479	$219,026
Accounts receivable (less allowance for collection losses of $24,750 and $17,652)	1,111,946	1,369,453
Inventories	1,226,416	1,400,332
Other	249,061	228,632

Total current assets	2,678,902	3,217,443
Property, plant and equipment:
Land	83,803	84,539
Buildings and improvements	430,202	462,186
Equipment	1,266,983	1,292,832
Construction in process	293,867	256,156

	2,074,855	2,095,713
Less accumulated depreciation and amortization	(935,130)	(941,391)

	1,139,725	1,154,332
Goodwill	73,068	84,837
Other assets	271,156	289,769

	$4,162,851	$4,746,371

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$541,738	$838,777
Accounts payable-documentary letters of credit	189,558	192,492
Accrued expenses and other payables	409,626	563,424
Income taxes payable and deferred income taxes	—	156
Notes payable	25,853	31,305
Current maturities of long-term debt	109,546	106,327

Total current liabilities	1,276,321	1,732,481
Deferred income taxes	66,019	50,160
Other long-term liabilities	100,940	124,171
Long-term debt	1,169,393	1,197,533

Total liabilities	2,612,673	3,104,345
Minority interests	2,967	3,643
Commitments and contingencies
Stockholders’ equity
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 112,185,288 and 113,777,152 shares	1,290	1,290
Additional paid-in capital	371,880	371,913
Accumulated other comprehensive income (loss)	(12,922)	112,781
Retained earnings	1,519,895	1,471,542

	1,880,143	1,957,526
Less treasury stock 16,875,376 and 15,283,512 shares at cost	(332,932)	(319,143)

Total stockholders’ equity	1,547,211	1,638,383

	$4,162,851	$4,746,371

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
	November 30,
(in thousands, except share data)	2008	2007

Net sales	$2,372,830	$2,116,004
Costs and expenses:
Cost of goods sold	2,106,146	1,855,380
Selling, general and administrative expenses	153,510	149,999
Interest expense	26,083	12,425

	2,285,739	2,017,804
Earnings from continuing operations before income taxes and minority interests	87,091	98,200
Income taxes	30,766	33,357

Earnings from continuing operations before minority interests	56,325	64,843
Minority interests (benefit)	46	(128)

Earnings from continuing operations	56,279	64,971
Earnings from discontinued operations before taxes	9,113	6,450
Income taxes	3,386	2,257

Earnings from discontinued operations	5,727	4,193

Net earnings	$62,006	$69,164

Basic earnings per share:
Earnings from continuing operations	$0.50	$0.55
Earnings from discontinued operations	0.05	0.04

Net earnings	$0.55	$0.59
Diluted earnings per share:
Earnings from continuing operations	$0.49	$0.54
Earnings from discontinued operations	0.05	0.03

Net earnings	$0.54	$0.57
Cash dividends per share	$0.12	$0.09

Average basic shares outstanding	113,004,524	117,568,366

Average diluted shares outstanding	114,473,163	120,372,272

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	November 30,
(in thousands)	2008	2007

Cash flows from (used by) operating activities:
Net earnings	$62,006	$69,164
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	41,308	31,522
Minority interests (benefit)	46	(128)
Provision for losses on receivables	8,784	605
Share-based compensation	4,109	4,206
Net gain on sale of assets and other	(214)	(189)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	172,402	(29,337)
Decrease in accounts receivable sold	4,397	38,715
(Increase) decrease in inventories	80,621	(31,923)
Decrease in other assets	(2,081)	(1,324)
Decrease in accounts payable, accrued expenses, other payables and income taxes	(356,366)	(111,415)
Increase (decrease) in deferred income taxes	9,087	(25,368)
Increase (decrease) in other long-term liabilities	(20,107)	13,003

Net cash flows from (used by) operating activities	3,992	(42,469)
Cash flows from (used by) investing activities:
Capital expenditures	(86,654)	(69,189)
Proceeds from the sale of property, plant and equipment and other	798	299
Acquisitions of other businesses, net of cash acquired	(906)	(18,757)

Net cash used by investing activities	(86,762)	(87,647)
Cash flows from (used by) financing activities:
Decrease in documentary letters of credit	(2,934)	(7,060)
Short-term borrowings, net change	(4,021)	34,359
Repayments on long-term debt	(292)	(1,473)
Stock issued under incentive and purchase plans	65	337
Treasury stock acquired	(18,514)	(51,191)
Cash dividends	(13,653)	(10,671)
Tax benefits from stock plans	518	881

Net cash used by financing activities	(38,831)	(34,818)
Effect of exchange rate changes on cash	(5,946)	1,465

Decrease in cash and cash equivalents	(127,547)	(163,469)
Cash and cash equivalents at beginning of year	219,026	419,275

Cash and cash equivalents at end of period	$91,479	$255,806

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, September 1, 2008	129,060,664	$1,290	$371,913	$112,781	$1,471,542	(15,283,512)	$(319,143)	$1,638,383
Comprehensive income (loss):
Net earnings for three months ended November 30, 2008					62,006			62,006
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($12,423)				(130,939)				(130,939)
Unrealized gain on derivatives, net of taxes ($947)				5,236				5,236

Comprehensive loss								(63,697)
Cash dividends					(13,653)			(13,653)
Treasury stock acquired						(1,752,900)	(18,514)	(18,514)
Issuance of stock under incentive and purchase plans			(4,660)			161,036	4,725	65
Share-based compensation			4,109					4,109
Tax benefits from stock plans			518					518

Balance, November 30, 2008	129,060,664	$1,290	$371,880	$(12,922)	$1,519,895	(16,875,376)	$(332,932)	$1,547,211

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — QUARTERLY FINANCIAL DATA
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended August 31, 2008, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and statements of earnings, cash flows and stockholders’ equity for the periods indicated. These notes should be read in conjunction with such Form 10-K. The results of operations for the three month period are not necessarily indicative of the results to be expected for a full year.
NOTE 2 — ACCOUNTING POLICIES
Share-Based Compensation
See Note 9, Capital Stock, to the Company’s consolidated financial statements for the year ended August 31, 2008 for a description of the Company’s stock incentive plans.
The Company recognizes share-based compensation in accordance with SFAS No. 123 (R), Share-Based Payments (“SFAS 123 (R)”), which requires compensation cost relating to share-based transactions be recognized at fair value in the financial statements. The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the vesting period of issued awards. The Company recognized share-based compensation expense of $4.1 million ($0.02 per diluted share) and $4.2 million ($0.02 per diluted share) as a component of selling, general and administrative expenses for the three months ended November 30, 2008 and 2007, respectively. At November 30, 2008, the Company had $15.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 31 months. See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2008 for a description of the Company’s assumptions used to calculate share-based compensation.
Combined information for shares subject to options and stock appreciation rights (“SARs”) for the three months ended November 30, 2008 were as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

September 1, 2008
Outstanding	6,221,406	$19.60	$3.64 – 35.38
Exercisable	4,057,115	11.96	3.64 – 34.28
Exercised	(302,711)	4.91	3.64 – 7.78

November 30, 2008
Outstanding	5,918,695	$20.35	$3.64 – 35.38
Exercisable	3,756,158	12.54	3.64 – 34.28

Share information for options and SARs at November 30, 2008:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price

$3.64 – 3.78	568,692	1.2	$3.65	568,692	$3.65
4.29 – 5.36	303,292	0.2	4.36	303,292	4.36
7.53 – 7.78	1,354,192	2.2	7.76	1,354,192	7.76
12.31 –13.58	716,396	3.6	12.34	716,396	12.34
21.81 –24.71	562,096	4.4	24.52	361,859	24.52
31.75 –35.38	2,414,027	6.0	34.76	451,727	34.28

$3.64 –35.38	5,918,695	3.9	$20.35	3,756,158	$12.54

None of the Company’s previously granted restricted stock awards vested during the three months ended November 30, 2008.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $91.9 million and $83.8 million at November 30, 2008 and August 31, 2008, respectively, and are included in other non-current assets. During the three months ended November 30, 2008, the gross carrying value of intangible assets increased due to final purchase price allocations for certain acquisitions acquired in fiscal 2008. There were no other significant changes in either the components or the lives of intangible assets during the three months ended November 30, 2008. Aggregate amortization expense for the three months ended November 30, 2008 and 2007 was $5.0 million and $2.2 million, respectively.
NOTE 3 — SALES OF ACCOUNTS RECEIVABLE
The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transfers all applicable trade accounts receivable to CMCRV. CMCRV, in turn, sells an undivided percentage ownership interest in the pool of receivables to affiliates of two third party financial institutions. The agreement with the financial institution affiliates expires on April 24, 2009. CMCRV may sell undivided interests of up to $200 million, depending on the Company’s level of financing needs.
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
At November 30, 2008 and August 31, 2008, accounts receivable of $368 million and $420 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 78% and 100% at November 30, 2008 and August 31, 2008, respectively. At November 30, 2008, the financial institution buyers owned $80 million in undivided interests in CMCRV’s accounts receivable pool, which was reflected as a reduction in accounts receivable on the Company’s consolidated balance sheet. The sale of receivables to institutional buyers provides the Company with added financial flexibility, if needed, to fund the Company’s ongoing operations. The Company is responsible for servicing the entire pool of receivables, however, no servicing asset or liability is recorded as these receivables are collected in the normal course of business and the collection of receivables related to any sales to third party institutional buyers are normally short term in nature.
In addition to the securitization program described above, the Company’s international subsidiaries in Australia, Europe, Poland and a domestic subsidiary periodically sell accounts receivable without recourse. These arrangements constitute true sales and, once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $140.6 million and $229.9 million at November 30, 2008 and August 31, 2008, respectively. The average monthly amounts of international accounts receivable sold were $150.5 million and $181.9 million for the three months ended November 30, 2008 and 2007, respectively. The Company’s Australian subsidiary entered into an agreement with a financial institution to periodically sell certain trade accounts receivable up to a maximum of AUD 126 million ($82 million). This Australian program contains covenants in which our subsidiary must meet certain coverage and tangible net worth levels, as defined. At November 30, 2008, our Australian subsidiary was in compliance with these covenants.
Discounts on domestic and international sales of accounts receivable were $1.9 million and $2.8 million for the three months ended November 30, 2008 and 2007, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out method (“LIFO”). LIFO inventory reserves were $449.5 million and $562.3 million at November 30, 2008 and August 31, 2008. Inventory cost for international inventories and the remaining inventories are determined by the first-in, first-out method (“FIFO”). The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At November 30, 2008 and August 31, 2008, $61.4 million and $104.5 million, respectively, were in raw materials.
NOTE 5 — DISCONTINUED OPERATIONS
On August 30, 2007, the Company’s Board approved a plan to sell a division (the “Division”) which is involved with the buying, selling and distribution of nonferrous metals, namely copper, aluminum and stainless steel semi-finished products. The Company expected the sale to be completed in fiscal 2008, however, circumstances changed and the Division was not sold in fiscal 2008 though it did begin the process of curtailing its operations. The Company expects the majority of product lines of this Division to be sold, absorbed by other divisions of the Company or liquidated during fiscal 2009. As a result, the Division will continue to be presented as a discontinued operation in the consolidated statements of earnings. During the first quarter of 2009, the Division recorded LIFO income of $6.2 million as compared to LIFO income of $6.5 million in the first quarter of 2008.
The Division is in the International Fabrication and Distribution segment. Financial information for the Division is as follows:

	November 30,	August 31,
	2008	2008

Current assets	$67,455	$83,048
Noncurrent assets	3,024	2,650
Current liabilities	11,229	31,258
Noncurrent liabilities	472	580

	Three Months Ended
	November 30,
	2008	2007

Revenue	56,945	86,863
Earnings before taxes	9,113	6,450
NOTE 6 — CREDIT ARRANGEMENTS
At November 30, 2008, and August 31, 2008, no borrowings were outstanding under our commercial paper program or related revolving credit agreements. The Company was in compliance with these covenants at November 30, 2008.
The Company has numerous informal credit facilities available from domestic and international banks. No commitment fees or compensating balances are required under these credit facilities. These credit facilities are used in general to support import Letters of Credit (including accounts payable settled under bankers’ acceptances as described in Note 1. Summary of Significant Accounting Polices in the Company’s consolidated financial statements for the year ended August 31, 2008), foreign exchange and short term advances which are priced on a cost of funds basis.

Long-term debt was as follows:

	November 30,	August 31,
(in thousands)	2008	2008

6.75% notes due February 2009	$100,000	$100,000
5.625% notes due November 2013	200,000	200,000
6.50% notes due July 2017	400,000	400,000
7.35% notes due August 2018	500,000	500,000
CMCZ term note due May 2013	58,606	77,037
CMCP term note due August 2013	13,396	17,608
Other, including equipment notes	6,937	9,215

	1,278,939	1,303,860
Less current maturities	109,546	106,327

	$1,169,393	$1,197,533

As of November 30, 2008, the Company was in compliance with all debt requirements for these notes. Interest on the notes, except for the CMC Zawiercie (“CMCZ”) and CMC Poland (“CMCP”) notes, is payable semiannually.
CMCZ has a revolving credit facility with maximum borrowings of PLN 100 million ($33.5 million) bearing interest at the Warsaw Interbank Offered Rate (“WIBOR”) plus 0.5% and collateralized by CMCZ’s accounts receivable. This facility expires on June 3, 2009. At November 30, 2008, no amounts were outstanding under this facility. The revolving credit facility contains certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at November 30, 2008. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
CMCZ has a five year term note of PLN 400 million ($134.0 million) with a group of four banks. At November 30, 2008, the notes had an outstanding balance of PLN 175 million ($58.6 million). The note has scheduled principal and interest payments in 15 equal quarterly installments beginning in November 2009. Interest is accrued at WIBOR plus 0.79%. The weighted average rate at November 30, 2008 was 7.2%. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
CMCP owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMCP issued equipment notes under a term agreement dated September 2005 with PLN 13.9 million ($4.7 million) outstanding at November 30, 2008. Installment payments under these notes are due through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus an applicable margin. The weighted average rate at November 30, 2008 was 6.5%. The notes are secured by shredder equipment.
CMCP has a five year term note of PLN 80 million ($26.8 million) with two banks. At November 30, 2008, the notes had an outstanding balance of PLN 40 million ($13.4 million). The note has scheduled principal and interest payments in 17 equal quarterly installments beginning in August 2009. The interest rate is variable based on the WIBOR, plus an applicable margin. The weighted average rate at November 30, 2008 was 7.4%. The term note is guaranteed by Commercial Metals International.
CMC Sisak has current notes to banks with maximum borrowings of HRK 140 million ($24.9 million). At November 30, 2008, the notes had an outstanding balance of HRK 137.7 million ($24.5 million). The interest rate at November 30, 2008 was 6.7%. These notes were repaid on December 9, 2008.
Interest of $2.2 million and $1.1 million was capitalized in the cost of property, plant and equipment constructed in 2009 and 2008, respectively. Interest of $12.9 million and $7.4 million was paid in the three months ended November 30, 2008 and 2007, respectively.

NOTE 7 — INCOME TAXES
The Company paid $6.2 million and $5.9 million in income taxes during the three months ended November 30, 2008 and 2007, respectively.
Reconciliations of the United States statutory rates to the Company’s effective tax rates were as follows:

	Three Months Ended
	November 30,
	2008	2007

Statutory rate	35.0%	35.0%
State and local taxes	2.7	1.5
Foreign rate differential	(1.6)	(1.7)
Domestic production activity deduction	(1.0)	(1.0)
Other	0.4	0.2

Effective rate	35.5%	34.0%

On September 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”), for accounting for uncertainty in income taxes recognized in our financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company recognized an asset of $0.8 million and an increase to reserves of $5.8 million related to uncertain tax positions, including $1.6 million in interest and penalties, which were accounted for as a net reduction of $5.0 million to the September 1, 2007 balance of retained earnings.
As of November 30, 2008, the reserve for unrecognized tax benefits was $15.1 million exclusive of interest and penalties. If recognized, $2.5 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes. During the three months ended November 30, 2008, the Company recorded an increase in FIN 48 liabilities of approximately $11.1 million, of which $12.2 was an increase related to the timing of compensation deductions offset by $1.1 million related to transfer pricing. A corresponding benefit of $12.2 million related to the timing of compensation deductions was also recorded as a deferred tax asset in the consolidated balance sheet.
The Company classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. At November 30, 2008, before any tax benefits, the Company had $6.1 million of accrued interest and penalties on unrecognized tax benefits. During the three months ended November 30, 2008, the Company recognized interest expense of $3.5 million and statutory penalties of $2.0 million.
During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings up to $3.5 million.
The following is a summary of tax years subject to examination:
U.S Federal — 2005 and forward
U.S. States — 2004 and forward
Foreign — 2001 and forward
The Internal Revenue Service (“IRS”) is examining our federal tax returns for fiscal years 2005 and 2006. We believe our recorded tax liabilities as of November 30, 2008 are sufficient, and we do not anticipate additional adjustments to be made by the IRS upon the completion of their examination.

NOTE 8 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any years presented. The reconciliation of the denominators of the earnings per share calculations are as follows:

	Three Months Ended
	November 30,
	2008	2007

Shares outstanding for basic earnings per share	113,004,524	117,568,366
Effect of dilutive securities:
Stock based incentive/purchase plans	1,468,639	2,803,906

Shares outstanding for diluted earnings per share	114,473,163	120,372,272

All of the Company’s outstanding stock options and restricted stock were dilutive at November 30, 2008 and 2007 based on the average share price of $16.50 and $30.71, respectively. SARs with total share commitments of 3,676,029 and 1,400,980 were antidilutive at November 30, 2008 and 2007, respectively, and therefore excluded from the calculation of diluted earnings per share. All stock options and SARs expire by 2015.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
For the three months ended November 30, 2008, the Company purchased 1,752,900 common shares for treasury. The Company’s board of directors authorized the purchase of an additional 10,000,000 shares on October 21, 2008 and the Company had remaining authorization to purchase 8,259,647 of its common stock at November 30, 2008.
NOTE 9 — DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in foreign currency exchange rates, natural gas and metals commodity prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into natural gas forward contracts to mitigate the risk of unanticipated increase of operating cost due to the volatility of natural gas prices and enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies. Also, when its sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three months ended November 30, 2008 and 2007.
Certain of the foreign currency and commodity, and all of the natural gas and freight contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges. All of the instruments are highly liquid and none are entered into for trading purposes.
The following table shows the impact on the consolidated statements of earnings of the changes in fair value of these economic hedges included in determining net earnings for the three months ended November 30. Settlements are recorded within the same line item as the related unrealized gains (losses).

	Three Months Ended
	November 30,
	2008	2007
(in thousands)	Earnings (Expense)

Net sales (foreign currency instruments)	$8,126	$212
Cost of goods sold (commodity instruments)	(2,702)	(246)

The Company’s derivative instruments were recorded as follows on the consolidated balance sheets:

	November 30,	August 31,
(in thousands)	2008	2008

Derivative assets (other current assets)	$59,551	$28,379
Derivative liabilities (accrued expenses and other payables)	44,906	28,447
The following table summarizes activities in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the three months ended November 30, 2008 (in thousands):

Change in market value (net of taxes)	$5,535
Gain reclassified into net earnings, net	(299)

Other comprehensive income—unrealized gain on derivatives	$5,236

During the twelve months following November 30, 2008, $0.8 million in losses related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $0.5 million in gains will be reclassified as interest expense related to an interest rate locks.
All of the instruments are highly liquid and none are entered into for trading purposes.
NOTE 10 — FAIR VALUE
On September 1, 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value. The adoption of SFAS 159 had no impact on the consolidated financial statements because the Company did not elect the fair value option for any financial assets or financial liabilities that were not already recorded at fair value.
On September 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the potential impact of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities on the consolidated financial statements which is effective for the first quarter of fiscal 2010.
SFAS 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement.

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	November 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$38,910	$38,910	$—	$—
Derivative assets	59,551	—	59,551	—
BRP plan assets *	48,043	—	48,043	—
Derivative liabilities	44,906	—	44,906	—
BRP plan liabilities *	76,630	—	76,630	—

*	The Company provides a nonqualified benefit restoration plan (“BRP plan”) to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The BRP plan assets and liabilities consist of securities included in various mutual funds.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
See Note 11, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2008 relating to environmental and other matters. There have been no significant changes to the matters noted therein. In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provision has been made in the consolidated financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular quarter.
Guarantees The Company has entered into guarantee agreements with certain banks in connection with credit facilities granted by the banks to various suppliers of the Company. The fair values of the guarantees are negligible. The guarantees listed in the table below reflect the Company’s exposure as of November 30, 2008:

		Maximum	Maximum
Origination	Guarantee	Credit	Company
Date	With	Facility	Exposure

May 2006	Bank	$15 million	$0.5 million
February 2007	Bank	80 million	4.0 million
NOTE 12 — BUSINESS SEGMENTS
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
The following is a summary of certain financial information by reportable segment:

	Three Months Ended November 30, 2008
	Americas			International
			Fabrication		Fabrication		Eliminations/
			and		and		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$216,675	$236,579	$913,085	$170,800	$918,075	$(25,439)	$(56,945)	$2,372,830
Intersegment sales	43,775	150,905	3,652	53,271	12,518	—	(264,121)	—
Net sales	260,450	387,484	916,737	224,071	930,593	(25,439)	(321,066)	2,372,830
Adjusted operating profit (loss)	(27,953)	118,700	66,628	(16,735)	14,885	(20,880)	(10,075)	124,570
Goodwill	7,467	—	58,503	863	6,235	—	—	73,068
Total assets	217,243	561,131	1,559,486	459,388	1,057,007	308,596	—	4,162,851

	Three Months Ended November 30, 2007
	Americas			International
			Fabrication		Fabrication		Eliminations/
			and		and		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$369,262	$281,089	$637,800	$166,737	$741,813	$6,166	$(86,863)	$2,116,004
Intersegment sales	56,103	121,721	9,063	1,441	15,579	—	(203,907)	—
Net sales	425,365	402,810	646,863	168,178	757,392	6,166	(290,770)	2,116,004
Adjusted operating profit (loss)	16,877	69,213	30,436	(577)	26,559	(14,281)	(8,430)	119,797
Goodwill	7,467	—	29,051	—	2,053	—	—	38,571
Total assets	317,849	552,490	1,094,862	460,999	789,135	345,634	—	3,560,969

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Three Months Ended
	November 30,
(in thousands)	2008	2007

Net earnings	$62,006	$69,164
Minority interests	46	(128)
Income taxes	34,152	35,614
Interest expense	26,448	12,378
Discounts on sales of accounts receivable	1,918	2,769

Adjusted operating profit	$124,570	$119,797
Adjusted operating profit from discontinued operations	9,478	6,801

Adjusted operating profit from continuing operations	$115,092	$112,996

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended
	November 30,
(in thousands)	2008	2007

Major product information:
Steel products	$1,658,469	$1,328,753
Industrial materials	338,914	237,637
Nonferrous scrap	134,408	207,656
Ferrous scrap	88,664	163,110
Construction materials	81,977	73,617
Non-ferrous products	52,441	78,119
Other	17,957	27,112

Net sales*	$2,372,830	$2,116,004

	Three Months Ended
	November 30,
(in thousands)	2008	2007

Geographic area:
United States	$1,467,482	$1,249,192
Europe	491,280	441,115
Asia	145,169	182,087
Australia/New Zealand	190,270	148,808
Other	78,629	94,802

Net sales*	$2,372,830	$2,116,004

*	Excludes a division classified as discontinued operations. See Note 5.
NOTE 13 — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has an agreement with a key supplier of which the Company owns an 11% interest. Net sales to this related party were $101 million and $85 million for the three months ended November 30, 2008 and 2007, respectively. Total purchases from this supplier were $99 million and $102 million for the three months ended November 30, 2008 and 2007, respectively. Accounts receivable from the affiliated company were $41 million and $47 million at November 30, 2008 and August 31, 2008, respectively. Accounts payable to the affiliated company were $30 million and $35 million at November 30, 2008 and August 31, 2008, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis should be read in conjunction with our Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended August 31, 2008.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are not different from the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K filed with the SEC for the year ended August 31, 2008 and are, therefore, not presented herein.
CONSOLIDATED RESULTS OF OPERATIONS

			Increase
	Three Months Ended		(Decrease)
	November 30,		%
(in millions)	2008	2007

Net sales*	$2,372.8	$2,116.0	12%
Net earnings	62.0	69.2	(10%)
EBITDA	163.9	148.7	10%

*	Excludes the net sales of a division classified as discontinued operations.
In the table above, we have included a financial statement measure that was not derived in accordance with accounting principles generally accepted in the United States (“GAAP”). We use EBITDA (earnings before interest expense, income taxes, depreciation and amortization) as a non-GAAP performance measure. In calculating EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization. EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use EBITDA as one guideline to assess our unleveraged performance return on our investments. EBITDA is also the target benchmark for our long-term cash incentive performance plan for management. Reconciliations to net earnings are provided below:

			Increase
	Three Months Ended		(Decrease)
	November 30,		%
(in millions)	2008	2007

Net earnings	$62.0	$69.2	(10%)
Interest expense	26.4	12.4	113%
Income taxes	34.2	35.6	(4%)
Depreciation and amortization	41.3	31.5	31%

EBITDA	$163.9	$148.7	10%
EBITDA from discontinued operations	9.5	6.9	38%

EBITDA from continuing operations	$154.4	$141.8	9%
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

The following events and performances had a significant impact during our first quarter ended November 30, 2008:
•	We reported our highest net sales ever for the first quarter.

•	We recorded a quarterly record of pre-tax LIFO income of $113.6 million (after tax of $0.65 per diluted share) compared to pre-tax LIFO income of $4.3 million (after tax of $0.02 per diluted share) for the first quarter of 2008.

•	We recorded inventory valuation adjustments on FIFO inventories of $23.4 million resulting from significant declines in pricing during the first quarter of 2009.

•	Net sales of the Americas Recycling segment decreased 39% compared to the prior year’s first quarter and this segment experienced an adjusted operating loss of $28.0 million primarily due to declines in ferrous scrap prices and shipments as market demand decreased during the quarter.

•	Adjusted operating profit of the Americas Mills segment increased 71% to a quarterly record of $118.7 million primarily due to $75.3 million of pre-tax LIFO income resulting from the decline in the price of ferrous scrap. Even though the average selling price increased during the quarter, net sales decreased 4% due to a decline in shipments of 27%.

•	Our Americas Fabrication and Distribution segment showed strong results during the first quarter of 2009 as net sales and adjusted operating profit rose 42% and 119%, respectively, over the prior year’s first quarter mainly due to margin expansion from the deflation in material costs coupled with a 25% increase in average selling prices.

•	Our International Mills segment showed a 33% increase in net sales compared to the prior year’s first quarter but reported an adjusted operating loss of $16.7 million caused primarily from rapidly declining prices in Poland and continued high production costs in Croatia.

•	Our International Fabrication and Distribution segment showed a 23% increase in net sales compared to the prior year’s first quarter but reported a 44% decrease in adjusted operating profit compared to the prior year due to reductions in market demand and inventory valuation adjustments due to declining prices.

•	Expense of $12.7 million and capital expenditures of $12.2 million were recorded during the first quarter of 2009 as compared to expense of $10.3 million and capital expenditures of $16.7 million during the first quarter of 2008 related to the global implementation of SAP.
SEGMENT OPERATING DATA
Unless otherwise indicated, all dollar amounts below are calculated before minority interests and income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for making operating decisions. See Note 12, Business Segments, to the consolidated financial statements.
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

	Three Months Ended
	November 30,
(in thousands)	2008	2007

Net sales:
Americas Recycling	$260,450	$425,365
Americas Mills	387,484	402,810
Americas Fabrication and Distribution	916,737	646,863
International Mills	224,071	168,178
International Fabrication and Distribution	930,593	757,392
Corporate	(25,439)	6,166
Eliminations/Discontinued Operations	(321,066)	(290,770)

	$2,372,830	$2,116,004

	Three Months Ended
	November 30,
(in thousands)	2008	2007

Adjusted operating profit (loss):
Americas Recycling	$(27,953)	$16,877
Americas Mills	118,700	69,213
Americas Fabrication and Distribution	66,628	30,436
International Mills	(16,735)	(577)
International Fabrication and Distribution	14,885	26,559
Corporate	(20,880)	(14,281)
Eliminations/Discontinued Operations	(10,075)	(8,430)
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

	Three Months Ended
	November 30,
(in thousands)	2008	2007

Americas Recycling	$24,729	$(1,832)
Americas Mills	75,259	3,863
Americas Fabrication and Distribution	7,425	(4,307)
International Fabrication and Distribution*	6,201	6,538

Consolidated increase to adjusted profit before tax	$113,614	$4,262

*	LIFO income includes a division classified as discontinued operations.
Americas Recycling Driven by a decrease in scrap prices coupled with a significant decline in market demand, this segment had a decrease in net sales of 39% and recorded an adjusted operating loss of $28.0 million during the first quarter of 2009. Pre-tax LIFO income for the quarter was $24.7 million compared to pre-tax LIFO expense of $1.8 million from the prior year’s first quarter. The average ferrous sales price during the first quarter of 2009 declined 9% as compared to the first quarter of 2008 and 53% as compared to the fourth quarter of 2008. With the financial crisis eroding the economy, customers withdrew from the market and this segment directed material to our mills and reduced purchases. In addition to declines in the price of ferrous scrap, ferrous shipments decreased 29% to 498 thousand tons. The average nonferrous scrap sales price for the first quarter of 2009 decreased 22% to $2,252 per ton and nonferrous shipments were 22% lower at 59 thousand tons as compared to last year’s first quarter. The total volume of scrap processed equaled 563 thousand tons against 787 thousand tons in the prior year’s first quarter. We exported 32% of our nonferrous scrap during the quarter.

The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended
	November 30,		Decrease
	2008	2007	Amount	%

Average ferrous sales price	$213	$234	$(21)	(9%)
Average nonferrous sales price	$2,252	$2,901	$(649)	(22%)
Ferrous tons shipped	498	706	(208)	(29%)
Nonferrous tons shipped	59	76	(17)	(22%)
Total volume processed and shipped	563	787	(224)	(28%)
Americas Mills We include our four domestic steel minimills and our copper tube minimill in our Americas Mills segment. While this segment had a decrease in net sales of 4% during the first quarter of 2009 as compared to the prior year’s first quarter, it recorded an increase in adjusted operating profit of 71% to $118.7 million, a record for any quarter. The increase in adjusted operating profit was driven by pre-tax LIFO income of $75.2 million as compared to pre-tax LIFO income of $3.9 in the prior year’s first quarter resulting from a decline in ferrous scrap prices.
Within the segment, adjusted operating profit for our four domestic steel minimills increased 54% to $101.3 million during the first quarter of 2009 as compared to 2008. Our mills ran at 69% of capacity which was achieved from a strong September offset by weakening demand the remainder of the quarter. Net sales were comparable to last year’s first quarter resulting from higher average selling prices against a reduction in sales volume. Pre-tax LIFO income was $66.5 million in the first quarter of 2009 as compared to pre-tax LIFO income of $2.9 million in 2008. Metal margins increased 36% to $460 per ton as the backlog from the summer’s record pricing was shipped. Margins were also positively impacted by an 8% decrease in alloys and electrodes and a 9% decrease in energy costs. Combined, these two costs resulted in an increase of $3.6 million to gross margin. The average selling price increased 36% to $796 per ton. Sales volumes decreased 27% to 432 thousand tons and tonnage rolled decreased 25% to 366 thousand tons. We have invested $88.5 million of the expected $155 million total cost for our micro mill project in Arizona.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended
	November 30,		Increase
	2008	2007	Amount	%

Average mill selling price (finished goods)	$822	$615	$207	34%
Average mill selling price (total sales)	796	585	211	36%
Average cost of ferrous scrap consumed	336	246	90	37%
Average FIFO metal margin	460	339	121	36%
Average ferrous scrap purchase price	263	231	32	14%
The table below reflects our domestic steel minimills’ operating statistics (short tons in thousands):

	Three Months Ended
	November 30,		Decrease
	2008	2007	Amount	%

Tons melted	398	566	(168)	(30%)
Tons rolled	366	487	(121)	(25%)
Tons shipped	432	594	(162)	(27%)
Our copper tube minimill’s adjusted operating profit was $17.4 million for the first quarter of 2009 as compared to $3.3 million for 2008. The increase in adjusted operating profit primarily resulted from an increase in pre-tax LIFO income of $8.7 million over the prior year and inventory hedges during the quarter which protected against the exposure of declining copper prices. The average selling price declined 12% to $3.77 per pound from the prior year’s first quarter due to continued decline in residential construction and weakening commercial construction. Although the average selling price declined during the quarter, the average metal margin increased 39% to $1.43 per pound. Our shipments for the first quarter of 2009 decreased 8% as compared to 2008.

The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended
	November 30,		Increase (Decrease)
(pounds in millions)	2008	2007	Amount	%

Pounds shipped	10.8	11.7	(0.9)	(8%)
Pounds produced	10.0	11.6	(1.6)	(14%)
Average copper selling price	$3.77	$4.29	$(0.52)	(12%)
Average copper scrap production cost	$2.34	$3.26	$(0.92)	(28%)
Average copper metal margin	$1.43	$1.03	$0.40	39%
Average copper scrap purchase price	$2.94	$3.28	$(0.34)	(10%)
Americas Fabrication and Distribution For the first quarter of 2009, this segment reported net sales and adjusted operating profit of $916.7 million and $66.6 million, an increase of $269.9 million and $36.2 million, respectively, over last year’s first quarter. These results were driven by deflation in material costs which resulted in margin expansion, a reversal of LIFO reserves from prior quarters and lower reserves for anticipated job losses of $24.5 million. This segment recorded pre-tax LIFO income of $7.4 million as compared to pre-tax LIFO expense of $4.3 million in the prior year’s first quarter. Rebar, structural, construction-related products, joist, deck and post were all profitable during the first quarter of 2009. Rebar fabrication operations were positively impacted by recent acquisitions of CMC Coating and CMC Regional Steel resulting in an increase in average selling prices and volume of rebar. Shipments from our fabrication plants totaled 427 thousand tons, which was comparable to tons shipped during the prior year’s first quarter. The average fabrication selling price increased 25% to $1,274 per ton.
The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended
	November 30,		Increase
Average selling price*	2008	2007	Amount	%

Rebar	$1,116	$849	$267	31%
Joist	1,505	1,296	209	16%
Structural	3,417	2,246	1,171	52%
Post	1,131	730	401	55%
Deck	1,564	1,297	267	21%

*	Excludes stock and buyout sales.

	Three Months Ended
	November 30,		Increase (Decrease)
Tons shipped (in thousands)	2008	2007	Amount	%

Rebar	289	262	27	10%
Joist	59	81	(22)	(27%)
Structural	27	18	9	50%
Post	12	19	(7)	(37%)
Deck	40	48	(8)	(17%)
International Mills Net sales increased 33% to $224.1 million while adjusted operating loss increased to $16.7 million for the first quarter of 2009. The increase in adjusted operating loss primarily resulted from rapidly declining prices in Poland, continued high production costs in Croatia and a strengthening United States dollar. The Polish zloty fell 28% against the United States dollar during the quarter. CMC Zawiercie (“CMCZ”) suffered an adjusted operating loss of $8.1 million as pricing fell throughout the quarter requiring market valuation adjustments for inventory held at quarter end. As a result, CMCZ focused on reducing inventory levels, which resulted in a 10% increase in shipments to 295 thousand tons from 268 thousand tons. Additionally, sales were aided by customer avoidance of imports in declining markers having longer lead times and the anticipation of possible price increases in January 2009. The average mill selling price increased 15% to PLN 1,714 per ton as compared to the prior year’s first quarter, however, this represented a decrease of 18% as compared to the fourth quarter of 2008.

The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

	Three Months Ended
	November 30,				Increase (Decrease)
	2008		2007		Amount		%

Tons melted	290		294		(4)		(1%)
Tons rolled	237		242		(5)		(2%)
Tons shipped	295		268		27		10%
Average mill selling price (total sales)	1,714	PLN	1,489	PLN	225	PLN	15%
Average ferrous scrap production cost	947	PLN	866	PLN	81	PLN	9%
Average metal margin	767	PLN	623	PLN	144	PLN	23%
Average ferrous scrap purchase price	689	PLN	753	PLN	(64	) PLN	(8%)
Average mill selling price (total sales)	$683		$570		$113		20%
Average ferrous scrap production cost	$357		$332		$25		8%
Average metal margin	$326		$238		$88		37%
Average ferrous scrap purchase price	$269		$288		$(19)		(7%)

PLN — Polish zlotys
CMC Sisak (“CMCS”) reported an adjusting operating loss of $8.6 million for the first quarter of 2009 as compared to an adjusted operating loss of $4.5 million in the first quarter of 2008. CMCS produced 18,100 tons and sold 17,700 tons during the first quarter as compared to 4,900 tons produced and 9,400 tons sold during the prior year’s first quarter. We are currently scaling back production to match reduced demand. The turnaround at CMCS is contingent upon the successful completion of our capital expenditure programs for a replacement furnace and improvements to the continuous caster.
International Fabrication and Distribution This segment’s net sales increased 23% to $931 million including unfavorable foreign exchange rates which resulted in a decrease to net sales of approximately 3%. Adjusted operating profit decreased 44% to $14.9 million for the first quarter of 2009 as compared to 2008 primarily due to reductions in market demand and inventory valuation adjustments of $14.5 million as pricing fell throughout the quarter. The global financial crisis drove reductions in order intake and noncompliance with contracts. Additionally, demand was negatively impacted as customers were not willing to be exposed to lead times for imported material in the volatile pricing environment. Pre-tax LIFO income of $6.2 million in the quarter is comparable to the prior year’s first quarter pre-tax LIFO income of $6.5 million. Our Australian operations had near record profitability and increased market share, but our European operations recorded significant reserves for possible losses. Our fabrication shops in Poland and Germany incurred losses as higher priced, older material was used on newer lower priced jobs. Our Asian recycling operation incurred losses as ferrous scrap prices plunged and inventory valuation adjustments were recorded.
Corporate Our corporate expenses for the first quarter of 2009 increased $6.6 million over the prior year’s first quarter due to an increase of $2.4 million in costs incurred for our investment in the global installation of SAP software and increased salaries from company growth.
Discontinued Operations Adjusted operating profit for our division classified as a discontinued operation increased to $9.5 million from adjusted operating profit of $6.8 million in the first quarter of the prior year. The increase primarily resulted from gains on commodity hedges during the first quarter of 2009. The division recorded pre-tax LIFO income of $6.2 million which is comparable to the amount recorded in last year’s first quarter. This division is included in our International Fabrication and Distribution segment.
Consolidated Data On a consolidated basis, the LIFO method of inventory valuation increased our net earnings on a pre-tax basis by $113.6 million and $4.3 million (after tax of $0.65 and $0.02 per diluted share) for the first quarter of 2009 and 2008, respectively. Our overall selling, general and administrative expenses increased by $3.5 million, or 2%, for the first quarter of 2009 as compared to 2008 primarily from the increased expenses related to the implementation of SAP. In addition, salaries increased because of company growth, including acquisitions.

Our interest expense increased by $14.0 million, or 113%, for the first quarter of 2009 as compared to 2008 primarily due to the issuance of $500 million in senior unsecured notes in the fourth quarter of 2008 and increased debt outstanding internationally during the first quarter of 2009.
Our effective tax rate for the first quarter of 2009 increased to 35.5% as compared to 34.0% in the first quarter of 2008 due mainly to a an increase in pre-tax profits in domestic jurisdictions subject to state taxes.
OUTLOOK
Our second quarter is historically our weakest quarter encompassing the winter months which is now exacerbated by the worldwide recession. Customers will continue destocking to manage balances and awaiting more definitive signs that pricing is at the bottom. Backlogs are not refilling at the same rate as shipments. Market and inventory downward adjustments are likely to continue. We estimate that our Americas steel mills will operate at 55% to 65% of capacity. We expect highway work, particularly in Texas, to remain strong and there is optimism regarding the announced infrastructure stimulus. We anticipate second quarter LIFO diluted earnings per share to be near breakeven.
Due to the current market conditions, we must execute our working capital plans to exit this downturn stronger than when we entered. We are reducing costs and will accelerate our cost reduction programs. We remain committed to our capital expenditure projects for the year: the micro mill in Arizona, the new flexible rolling mill in Poland, our melt shop caster upgrade in Croatia, and the rollout of SAP, but always with contingency plans.
LIQUIDITY AND CAPITAL RESOURCES
See Note 6 — Credit Arrangements, to the consolidated financial statements.
We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, however, we could be adversely affected if our banks, the buyers of our commercial paper or other of the traditional sources supplying our short term borrowing requirements refuse to honor their contract commitments, cease lending or declare bankruptcy. While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades.
Our sources, facilities and availability of liquidity and capital resources as of November 30, 2008 (dollars in thousands):

	Total
Source	Facility	Availability

Commercial paper program*	$400,000	$373,100
Domestic accounts receivable securitization	200,000	120,000
International accounts receivable sales facilities	303,978	163,383
Bank credit facilities — uncommitted	1,187,730	558,794
Notes due from 2009 to 2018	1,272,002	**
Trade financing arrangements	**	As required
CMCZ revolving credit facility	33,489	33,489
Equipment notes	6,937	—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $26.9 million of stand-by letters of credit issued as of November 30, 2008.

**	With our investment grade credit ratings, we believe we have access to additional financing and refinancing, if needed.
Certain of our financing agreements, both domestically and at CMCZ and CMC Poland (“CMCP”), include various covenants, of which we were in compliance at November 30, 2008. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt. The CMCS and CMCP notes are guaranteed by Commercial Metals International.

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
Cash Flows Our cash flows from operating activities primarily result from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products. We also sell and rent construction-related products and accessories. We have a diverse and generally stable customer base. We use futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and nonferrous metals commodity prices.
During the first quarter of 2009, we generated $4.0 million of net cash flows from operating activities as compared to using $42 million in the prior year’s first quarter. This change is primarily the result of an increase in net earnings adjusted for non-cash items of $10.9 million and a decrease in cash used from operating cash flows for working capital of $35.6 million.
Significant fluctuations in working capital were as follows:
•	Decreased accounts receivable — decreased sales and prices during November 2008;

•	Decreased inventories — decreased inventory on hand and lower inventory costs; and

•	Decreased accounts payable— more cash was used in the first quarter of 2008 as these current liabilities increased at the end of 2008 due to higher volume.
During the first quarter of 2009, we used $86.8 million of net cash flows from investing activities as compared to $87.7 million in the first quarter of 2008. We invested $86.7 million in property, plant and equipment during 2009, an increase of $17.5 million over 2008. This was offset by a $17.9 million reduction in cash used for acquisitions.
We expect our total capital spending for 2009 to be approximately $425 million, including $105 million for the continued construction of the micro mill in Mesa, Arizona, $180 million to complete installation of a new flexible section mill in CMCZ and $54 million for melt shop and caster upgrades at CMCS. We continuously assess our capital spending and reevaluate our requirements based upon current and expected results.
During the first quarter of 2009, we used $38.8 million of net cash flows from financing activities as compared to $34.8 million in the first quarter of 2008. The increase in cash used was primarily due to repayments of short term borrowings and long-term debt in the first quarter of 2009 as compared to proceeds in the prior year’s first quarter. During 2009, we used $18.5 million to purchase 1.8 million shares of our common stock as part of our stock repurchase program, a decrease of $32.7 million as compared to 2008. Additionally, we increased our dividend rate to 12 cents per share in the second quarter of 2008 which resulted in an increase of cash used of $3.0 million over the prior year’s first quarter.
Our contractual obligations for the next twelve months of $1.5 billion are typically expenditures with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of November 30, 2008 (in thousands):

	Payments Due By Period*
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Long-term debt(1)	$1,278,939	$109,546	$40,386	$228,975	$900,032
Notes payable(1)	25,853	25,853	—	—	—
Interest(2)	634,469	62,419	155,349	149,415	267,286
Operating leases(3)	234,641	53,638	80,956	49,777	50,270
Purchase obligations(4)	1,389,205	1,265,365	100,198	10,533	13,109

Total contractual cash obligations	$3,563,107	$1,516,821	$376,889	$438,700	$1,230,697

*	We have not discounted the cash obligations in this table.
(1)	Total amounts are included in the November 30, 2008 consolidated balance sheet. See Note 6, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of November 30, 2008.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real estate leases in effect as of November 30, 2008.

(4)	Approximately 67% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2008, we had committed $29.5 million under these arrangements. All of the commitments expire within one year.
See Note 11 — Commitments and Contingencies, to the consolidated financial statements regarding our guarantees.
CONTINGENCIES
See Note 11 — Commitments and Contingencies, to the consolidated financial statements.
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings, economic conditions, credit availability, product pricing and demand, currency valuation, production rates, energy expense, interest rates, inventory levels, acquisitions, construction and operation of new facilities and general market conditions. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	construction activity;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	ability to integrate acquisitions into operations;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	unsuccessful implementation of new technology;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	court decisions;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	scrap metal, energy, insurance and supply prices; and

•	the pace of overall economic activity, particularly China.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required hereunder for the Company is not materially different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008, filed with the Securities Exchange Commission and is, therefore, not presented herein.

Additionally, see Note 9 — Derivatives and Risk Management, to the consolidated financial statements.
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
During the first quarter of 2009, the Company implemented SAP at certain domestic fabrication divisions in connection with the Company-wide rollout of SAP. The implementation resulted in modifications to internal controls over the related accounting and operating processes at these locations. We evaluated the control environment as affected by the implementation and believe our controls remained effective. We intend to implement SAP globally to most business segments within the next two years. Other than the changes mentioned above, no other changes to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008, filed October 30, 2008, with the Securities and Exchange Commission.
ITEM 1A. RISK FACTORS
Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Total
				Number of	Maximum
				Shares	Number of
				Purchased	Shares that
				As Part of	May Yet Be
	Total			Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
	Purchased		Per Share	Programs	Programs
As of September 1, 2008					12,547	(1)
September 1- September 30, 2008	0		0	0
October 1 - October 31, 2008	0		0	0	10,000,000	(3)
November 1 - November 30, 2008	104,896	(2)	$10.50	1,752,900	8,259,647	(4)
As of November 30, 2008	104,896	(2)	$10.50	1,752,900	8,259,647	(4)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced November 5, 2007.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.

(3)	Shares authorized to be purchased under the Company’s Share Repurchase Program publicly announced October 21, 2008.

(4)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced October 21, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.
ITEM 5. OTHER INFORMATION
     Not Applicable.

ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K:
31.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY
/s/ William B. Larson
January 9, 2009	William B. Larson
Senior Vice President & Chief Financial Officer

/s/ Leon K. Rusch
January 9, 2009	Leon K. Rusch
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).