Form 10-Q
period 2009-02-28
COMMERCIAL METALS CO
filed 2009-04-08
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009
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
Yes ☐ No ☑
As of April 6, 2009, there were 112,515,039 shares of the Company’s common stock issued and outstanding excluding 16,545,625 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28,	August 31,
(in thousands, except share data)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$114,458	$219,026
Accounts receivable (less allowance for collection losses of $35,538 and $17,652)	989,080	1,369,453
Inventories	903,842	1,400,332
Other	185,576	228,632

Total current assets	2,192,956	3,217,443
Property, plant and equipment:
Land	83,121	84,539
Buildings and improvements	422,416	462,186
Equipment	1,271,526	1,292,832
Construction in process	334,503	256,156

	2,111,566	2,095,713
Less accumulated depreciation and amortization	(941,806)	(941,391)

	1,169,760	1,154,322
Goodwill	72,124	84,837
Other assets	249,173	289,769

	$3,684,013	$4,746,371

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$413,610	$838,777
Accounts payable-documentary letters of credit	177,732	192,492
Accrued expenses and other payables	333,389	563,424
Income taxes payable and deferred income taxes	—	156
Notes payable	27	31,305
Current maturities of long-term debt	11,498	106,327

Total current liabilities	936,256	1,732,481
Deferred income taxes	51,618	50,160
Other long-term liabilities	91,702	124,171
Long-term debt	1,157,817	1,197,533

Total liabilities	2,237,393	3,104,345
Minority interests	2,804	3,643
Commitments and contingencies
Stockholders’ equity
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 112,505,772 and 113,777,152 shares	1,290	1,290
Additional paid-in capital	372,164	371,913
Accumulated other comprehensive income (loss)	(74,327)	112,781
Retained earnings	1,471,107	1,471,542

	1,770,234	1,957,526
Less treasury stock 16,554,892 and 15,283,512 shares at cost	(326,418)	(319,143)

Total stockholders’ equity	1,443,816	1,638,383

	$3,684,013	$4,746,371

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands, except share data)	2009	2008	2009	2008

Net sales	$1,618,170	$2,254,168	$3,991,000	$4,370,172
Costs and expenses:
Cost of goods sold	1,455,225	2,016,397	3,561,371	3,871,777
Selling, general and administrative expenses	172,884	157,411	326,394	307,410
Interest expense	17,763	14,033	43,846	26,458

	1,645,872	2,187,841	3,931,611	4,205,645
Earnings (loss) from continuing operations before income taxes and minority interests	(27,702)	66,327	59,389	164,527
Income taxes	7,008	22,923	37,774	56,280

Earnings (loss) from continuing operations before minority interests	(34,710)	43,404	21,615	108,247
Minority interests (benefit)	(163)	391	(117)	263

Earnings (loss) from continuing operations	(34,547)	43,013	21,732	107,984
Earnings (loss) from discontinued operations before taxes	(924)	(4,229)	8,189	2,221
Income taxes (benefit)	(164)	(991)	3,222	1,266

Earnings (loss) from discontinued operations	(760)	(3,238)	4,967	955

Net earnings (loss)	$(35,307)	$39,775	$26,699	$108,939

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.31)	$0.37	$0.19	$0.93
Earnings (loss) from discontinued operations	(0.01)	(0.02)	0.04	0.01

Net earnings (loss)	$(0.32)	$0.35	$0.23	$0.94
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.31)	$0.36	$0.19	$0.90
Earnings (loss) from discontinued operations	(0.01)	(0.02)	0.04	0.01

Net earnings (loss)	$(0.32)	$0.34	$0.23	$0.91
Cash dividends per share	$0.12	$0.12	$0.24	$0.21

Average basic shares outstanding	111,998,128	115,139,693	112,501,326	116,354,030

Average diluted shares outstanding	111,998,128	118,028,571	113,917,263	119,200,422

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	February 28,	February 29,
(in thousands)	2009	2008

Cash flows from (used by) operating activities:
Net earnings	$26,699	$108,939
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	78,575	63,873
Minority interests (benefit)	(117)	263
Provision for losses on receivables	23,378	1,424
Share-based compensation	8,766	9,068
Net loss on sale of assets and other	495	102
Writedown of inventory	61,325	—
Asset impairment	5,051	409
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	395,485	(89,404)
Accounts receivable sold (repurchased)	(118,817)	37,369
(Increase) decrease in inventories	319,023	(48,403)
(Increase) decrease in other assets	60,324	(70,486)
Decrease in accounts payable, accrued expenses, other payables and income taxes	(545,604)	(59,406)
Increase (decrease) in deferred income taxes	2,583	(8,051)
Increase (decrease) in other long-term liabilities	(28,102)	4,772

Net cash flows from (used by) operating activities	289,064	(49,531)
Cash flows from (used by) investing activities:
Capital expenditures	(209,617)	(144,446)
Purchase of minority interests in CMC Zawiercie	(6)	(130)
Proceeds from the sale of property, plant and equipment and other	4,842	663
Acquisitions of other businesses, net of cash acquired	(900)	(21,040)

Net cash used by investing activities	(205,681)	(164,953)
Cash flows from (used by) financing activities:
Decrease in documentary letters of credit	(14,760)	(9,392)
Short-term borrowings, net change	(27,897)	38,309
Repayments on long-term debt	(102,019)	(1,201)
Proceeds from issuance of long term debt	6,544	—
Stock issued under incentive and purchase plans	1,378	12,808
Treasury stock acquired	(18,514)	(151,530)
Cash dividends	(27,134)	(24,629)
Tax benefits from stock plans	1,346	4,101

Net cash used by financing activities	(181,056)	(131,534)
Effect of exchange rate changes on cash	(6,895)	2,178

Decrease in cash and cash equivalents	(104,568)	(343,840)
Cash and cash equivalents at beginning of year	219,026	419,275

Cash and cash equivalents at end of period	$114,458	$75,435

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, September 1, 2008	129,060,664	$1,290	$371,913	$112,781	$1,471,542	(15,283,512)	$(319,143)	$1,638,383
Comprehensive income (loss):
Net earnings for six months ended February 28, 2009					26,699			26,699
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($19,030)				(198,643)				(198,643)
Unrealized gain on derivatives, net of taxes ($2,584)				11,535				11,535

Comprehensive loss								(160,409)
Cash dividends					(27,134)			(27,134)
Treasury stock acquired						(1,752,900)	(18,514)	(18,514)
Issuance of stock under incentive and purchase plans			(9,985)			489,684	11,363	1,378
Share-based compensation			8,890			(8,164)	(124)	8,766
Tax benefits from stock plans			1,346					1,346

Balance, February 28, 2009	129,060,664	$1,290	$372,164	$(74,327)	$1,471,107	(16,554,892)	$(326,418)	$1,443,816

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — QUARTERLY FINANCIAL DATA
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended August 31, 2008, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and statements of operations, cash flows and stockholders’ equity for the periods indicated. These notes should be read in conjunction with such Form 10-K. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for a full year.
NOTE 2 — ACCOUNTING POLICIES
Share-Based Compensation
See Note 9, Capital Stock, to the Company’s consolidated financial statements for the year ended August 31, 2008 for a description of the Company’s stock incentive plans.
The Company recognizes share-based compensation in accordance with SFAS No. 123 (R), Share-Based Payments (“SFAS 123 (R)”), which requires compensation cost relating to share-based transactions be recognized at fair value in the financial statements. The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the vesting period of issued awards. The Company recognized share-based compensation expense of $4.7 million and $4.9 million ($0.03 per basic share and $0.03 per diluted share, respectively) for the three months ended February 28, 2009 and February 29, 2008, respectively, and $8.8 million and $9.1 million ($0.05 and $0.05 per diluted share, respectively) for the six months ended February 28, 2009 and February 29, 2008, respectively, as a component of selling, general and administrative expenses. At February 28, 2009, the Company had $11.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 28 months. See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2008 for a description of the Company’s assumptions used to calculate share-based compensation.
Combined information for shares subject to options and stock appreciation rights (“SARs”) for the six months ended February 28, 2009 were as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

September 1, 2008
Outstanding	6,221,406	$19.60	$3.64 – 35.38
Exercisable	4,057,115	11.96	3.64 – 34.28
Granted	126,000	11.00	11.00
Exercised	(648,103)	4.59	3.64 – 7.78
Forfeited	(36,235)	33.12	12.31 – 35.38

February 28, 2009
Outstanding	5,663,068	$21.04	$3.64 – 35.38
Exercisable	3,402,421	13.33	3.64 – 35.38

Share information for options and SARs at February 28, 2009:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price
$3.64 – 3.78	524,592	0.9	$3.65	524,592	$3.65
5.36 – 7.78	1,356,192	2.0	7.75	1,356,192	7.75
11.00 – 13.58	841,729	3.9	12.14	715,729	12.34
21.81 – 24.71	558,228	4.2	24.52	360,594	24.52
31.75 – 35.38	2,382,327	5.7	34.76	445,314	34.28

$3.64 – 35.38	5,663,068	4.0	$21.04	3,402,421	$13.33

Of the Company’s previously granted restricted stock awards, 34,892 and 33,986 shares vested during the six months ended February 28, 2009 and February 29, 2008, respectively.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $92.0 million and $83.8 million at February 28, 2009 and August 31, 2008, respectively, and are included in other non-current assets. During the six months ended February 28, 2009, the gross carrying value of intangible assets increased due to final purchase price allocations for certain acquisitions acquired in the fourth quarter of fiscal 2008. There were no other significant changes in either the components or the lives of intangible assets during the six months ended February 28, 2009. Aggregate amortization expense for the three months ended February 28, 2009 and February 29, 2008 was $4.1 million and $1.7 million, respectively. Aggregate amortization expense for each of the six months ended February 28, 2009 and February 29, 2008 was $9.2 million and $4.0 million, respectively.
Severance Charges
During the second quarter of 2009, the Company incurred severance costs of $6.5 million related to involuntary employee terminations initiated as part of the Company’s focus on operating expense management and reductions in headcount to meet current production levels. These termination benefits have been included in selling, general and administrative expenses in the Company’s consolidated financial statements. Additionally, during 2008, the Company accrued severance costs related to the division classified as a discontinued operation of $4.1 million. As of February 28, 2009 and August 31, 2008, the remaining liability to be paid in the future related to termination benefits was $6.5 million and $4.1 million, respectively.
Impairment of Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses long-lived assets for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. During the second quarter of 2009, the Company recorded an impairment charge of $5.1 million to write down the value of plant, property and equipment at two divisions. This charge is included in selling, general and administrative expense in the Company’s consolidated financial statements.
NOTE 3 — SALES OF ACCOUNTS RECEIVABLE
The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transfers all applicable trade accounts receivable to CMCRV. CMCRV, in turn, sells an undivided percentage ownership interest in the pool of receivables to affiliates of two third party financial institutions. The agreement with the financial institution affiliates expires on April 24, 2009 and is expected to be extended during the third quarter of 2009. CMCRV may sell undivided interests of up to $200 million, depending on the Company’s level of financing needs.
The Company accounts for its transfers of receivables to CMCRV together with CMCRV’s sales of undivided interests in these receivables to the financial institutions as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, during the second quarter of 2009, the Company adopted FSP No. 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable

Interest Entities, to provide additional disclosures about transfers of financial assets and involvement with variable interest entities. At the time an undivided interest in the pool of receivables is sold, the amount is removed from the consolidated balance sheet and the proceeds from the sale are reflected as cash provided by operating activities.
At February 28, 2009 and August 31, 2008, accounts receivable of $322 million and $420 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at February 28, 2009 and August 31, 2008, respectively.
In addition to the securitization program described above, the Company’s international subsidiaries in Australia, Europe, Poland and a domestic subsidiary periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $104.1 million and $222.9 million at February 28, 2009 and August 31, 2008, respectively. The average monthly amounts of international accounts receivable sold were $132.1 million and $191.8 million for the six months ended February 28, 2009 and February 29, 2008, respectively.
During the six months ended February 28, 2009, proceeds from the sale of receivables were $660.0 million and cash payments to the owners of receivables were $778.8 million. The Company is responsible for servicing the entire pool of receivables, however, no serving asset or liability is recorded as these receivables are collected in the normal course of business and the collection of receivables are normally short term in nature. Discounts on domestic and international sales of accounts receivable were $2.9 million and $5.5 million for the six months ended February 28, 2009 and February 29, 2008, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out method (“LIFO”). LIFO inventory reserves were $324.5 million and $562.3 million at February 28, 2009 and August 31, 2008. Inventory cost for international inventories and the remaining inventories are determined by the first-in, first-out method (“FIFO”). Lower of cost or market adjustments reduced inventories by $81.3 million and $13.7 million at February 28, 2009 and August 31, 2008, respectively. The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At February 28, 2009 and August 31, 2008, $49.7 million and $104.5 million, respectively, were in raw materials.
NOTE 5 — DISCONTINUED OPERATIONS
On August 30, 2007, the Company’s Board approved a plan to sell a division (the “Division”) which is involved with the buying, selling and distribution of nonferrous metals, namely copper, aluminum and stainless steel semi-finished products. The Company expected the sale to be completed in fiscal 2008, however, circumstances changed and the Division was not sold in fiscal 2008 though it did begin the process of curtailing its operations. The Company expects the majority of product lines of this Division to be sold, absorbed by other divisions of the Company or liquidated during fiscal 2009. During the three and six months ended February 28, 2009, the Division recorded LIFO income of $13.2 million and $19.4 million, respectively, as compared to LIFO expense of $0.6 million and LIFO income of $5.9 million for the three and six months ended February 29, 2008, respectively.
The Division is in the International Fabrication and Distribution segment. Financial information for the Division is as follows:

	February 28,	August 31,
	2009	2008

Current assets	$80,863	$83,048
Noncurrent assets	2,768	2,650
Current liabilities	24,803	31,258
Noncurrent liabilities	455	580

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Revenue	24,417	83,284	81,362	170,147
Earnings (loss) before taxes	(924)	(4,229)	8,189	2,221
NOTE 6 — CREDIT ARRANGEMENTS
At February 28, 2009, and August 31, 2008, no borrowings were outstanding under the commercial paper program or related revolving credit agreements. The Company was in compliance with these covenants at February 28, 2009.

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
Long-term debt was as follows:

	February 28,	August 31,
(in thousands)	2009	2008

6.75% notes due February 2009	$––	$100,000
5.625% notes due November 2013	200,000	200,000
6.50% notes due July 2017	400,000	400,000
7.35% notes due August 2018	500,000	500,000
CMCZ term note due May 2013	47,806	77,037
CMCP term note due August 2013	13,659	17,608
Other, including equipment notes	7,850	9,215

	1,169,315	1,303,860
Less current maturities	11,498	106,327

	$1,157,817	$1,197,533

As of February 28, 2009, the Company was in compliance with all debt requirements for these notes. Interest on the notes, except for the CMC Zawiercie (“CMCZ”) and CMC Poland (“CMCP”) notes, is payable semiannually.
In February 2009, the Company repaid the $100 million of 6.75% coupon rate notes.
CMCZ has a revolving credit facility with maximum borrowings of PLN 100 million ($27.3 million) bearing interest at the Warsaw Interbank Offered Rate (“WIBOR”) plus 0.5%. This facility expires on June 3, 2009 and is expected to be extended during the third quarter of 2009. At February 28, 2009, no amounts were outstanding under this facility. The revolving credit facility contains certain financial covenants for CMCZ. CMCZ was in compliance with these covenants at February 28, 2009. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
CMCZ has a five year term note of PLN 400 million ($109.3 million) with a group of four banks. At February 28, 2009, the notes had an outstanding balance of PLN 175 million ($47.8 million). The note has scheduled principal and interest payments in 15 equal quarterly installments beginning in November 2009. Interest is accrued at WIBOR plus 0.79%. The weighted average rate at February 28, 2009 was 6.47%. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
CMCP has a five year term note of PLN 80 million ($21.9 million) with two banks. At February 28, 2009, the notes had an outstanding balance of PLN 50 million ($13.7 million). The note has scheduled principal and interest payments in 17 equal quarterly installments beginning in August 2009. The interest rate is variable based on the WIBOR, plus an applicable margin. The weighted average rate at February 28, 2009 was 6.9%. The term note is guaranteed by Commercial Metals International.
CMCP owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMCP issued equipment notes under a term agreement dated September 2005 with PLN 8.9 million ($2.4 million) outstanding at February 28, 2009. Installment payments under these notes are due through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus an applicable margin. The weighted average rate at February 28, 2009 was 5.7%. The notes are secured by shredder equipment.
CMC Sisak had current notes to banks with maximum borrowings of HRK 140 million ($24.9 million). The outstanding balance in the amount of $24.8 million was repaid in December 2008.
Interest of $4.7 million and $1.9 million was capitalized in the cost of property, plant and equipment constructed in the six months ended February 28, 2009 and February 29, 2008, respectively. Interest of $49.6 million and $27.5 million was paid in the six months ended February 28, 2009 and February 29, 2008, respectively.
NOTE 7 — INCOME TAXES
The Company paid $10.8 million and $74.7 million in income taxes during the six months ended February 28, 2009 and February 29, 2008, respectively.

Reconciliations of the United States statutory rates to the Company’s effective tax rates from continuing operations were as follows:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	(24.5)	3.5	15.4	2.3
Foreign rate differential	(45.3)	(2.6)	18.7	(2.0)
Domestic production activity deduction	4.2	(0.8)	(3.4)	(1.0)
Other	5.3	(0.5)	(2.1)	(0.1)

Effective rate	(25.3)%	34.6%	63.6%	34.2%

The tax rate for the three and six months ended February 28, 2009 varies significantly from the Company’s statutory rate due to lower tax rate jurisdictions (predominately International) incurring losses, higher tax rate jurisdictions generating income and the effect of permanent differences having a greater impact at lower levels of pre-tax income (loss).
On September 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”), for accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company recognized an asset of $0.8 million and an increase to reserves of $5.8 million related to uncertain tax positions, including $1.6 million in interest and penalties, which were accounted for as a net reduction of $5.0 million to the September 1, 2007 balance of retained earnings.
As of February 28, 2009, the reserve for unrecognized tax benefits was $4.8 million exclusive of interest and penalties. If recognized, $2.4 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes. During the second quarter of 2009, the Company recorded a decrease in FIN 48 liabilities of approximately $10.3 million, of which $10.1 million was a decrease related to the timing of compensation deductions. In addition, the corresponding deferred tax asset associated with the benefit relating to the timing of compensation deductions was also reduced by $10.1 million in the consolidated balance sheet.
The Company classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. At February 28, 2009, before any tax benefits, the Company had $2.0 million of accrued interest and penalties on unrecognized tax benefits. During the six months ended February 28, 2009, the Company recognized a reduction to interest expense of $2.6 million and statutory penalties of $1.5 million.
During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings up to $1.2 million.
The following is a summary of tax years subject to examination:
U.S Federal — 2006 and forward
U.S. States — 2004 and forward
Foreign — 2001 and forward
During the six months ended February 28, 2009, the Company received a refund from the Internal Revenue Service (“IRS”) relating to the fiscal year ended August 31, 2002 in the amount of $2.1 million which included interest of $0.4 million. The IRS is examining the Company’s federal tax return for fiscal year 2006. The Company believes the recorded tax liabilities as of February 28, 2009 are sufficient, and the Company does not anticipate material adjustments to be made by the IRS upon the completion of their examination.

NOTE 8 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
In calculating earnings per share, there were no adjustments to net earnings (loss) to arrive at earnings for any years presented. The reconciliation of the denominators of the earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Shares outstanding for basic earnings per share	111,998,128	115,139,693	112,501,326	116,354,030
Effect of dilutive securities:
Stock based incentive/purchase plans	—	2,888,878	1,415,937	2,846,392

Shares outstanding for diluted earnings per share	111,998,128	118,028,571	113,917,263	119,200,422

For the three months ended February 28, 2009, no stock options, restricted stock, or Stock Appreciation Rights (“SARs”) were included in the calculation of dilutive shares because the Company reported a loss from continuing operations.  For the six months ended February 28, 2009 and February 29, 2008, stock options and SARs of 3.8 million and 1.4 million were antidilutive and therefore excluded from the calculation of diluted earnings per share. All stock options and SARs expire by 2016.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
For the six months ended February 28, 2009, the Company purchased 1,752,900 common shares for treasury. The Company’s board of directors authorized the purchase of an additional 10,000,000 shares on October 21, 2008 and the Company had remaining authorization to purchase 8,259,647 of its common stock at February 28, 2009.
NOTE 9 — DERIVATIVES AND RISK MANAGEMENT
On December 1, 2008, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about a company’s derivative instruments and hedging activities. The adoption of SFAS 161 did not have any financial impact on the Company’s consolidated financial statements.
The Company’s worldwide operations and product lines expose it to risks from fluctuations in metals commodity prices, foreign currency exchange rates and natural gas. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity futures contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated increase of operating cost due to the volatility of natural gas prices. Also, when sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates.
The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.
Gross foreign currency exchange contract commitments as of February 28, 2009 (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount

AUD	96	EUR	49
AUD	27	GBP	12
AUD	223,448	USD	145,108
EUR	2,637	USD	3,410
GBP	4,419	EUR	4,931
GBP	4,352	USD	6,031
HRK*	57,652	USD	10,122
PLN	268,317	EUR	65,438
PLN	11,888	USD	3,139
SGD**	1,964	USD	1,315
USD	208,890	EUR	164,568
USD	23,589	GBP	16,600
USD	1,220	JPY	116,275
USD	5,733	SGD**	8,800

*	Croatian kuna

**	Singapore dollar

Commodity contract commitments as of February 28, 2009:

Commodity	Long/ Short	Total

Aluminum	Long	9,675 MT
Aluminum	Short	2,325 MT
Copper	Long	2,700 MT
Copper	Short	3,733 MT
Natural Gas	Long	240,000 MMBtu

•	MT = Metric Ton
•	MMBtu = One million British thermal units
The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three and six months ended February 28, 2009. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands):

Derivatives Not Designated as Hedging		Three Months Ended	Six Months Ended
Instruments	Location	February 28, 2009	February 28, 2009

Commodity	Cost of goods sold	$(14,260)	$10,387
Foreign exchange	Net sales	13,317	62,771
Foreign exchange	Cost of goods sold	11	(5)
Foreign exchange	SG&A expenses	(5,450)	(8,283)
Other	SG&A expenses	(696)	(862)

Gain (loss) recognized into operations before taxes		$(7,078)	$64,008

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged item (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items mainly relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging		Three Months Ended	Six Months Ended
Instruments	Location	February 28, 2009	February 28, 2009

Foreign exchange	Net sales	$54	$55
Foreign exchange	Cost of goods sold	(12,706)	17

Gain (loss) recognized into operations before taxes		$(12,652)	$72

Hedged (Underlying) Items Designated as Fair		Three Months Ended	Six Months Ended
Value Hedging Instruments	Location	February 28, 2009	February 28, 2009

Foreign exchange	Net sales	$103	$(55)
Foreign exchange	Cost of goods sold	12,708	(17)

Gain (loss) recognized into operations before taxes		$12,811	$(72)

Effective Portion of Derivatives Designated as	Three Months Ended	Six Months Ended
Cash Flow Hedging Instruments	February 28, 2009	February 28, 2009

Commodity	$115	$(694)
Foreign exchange	7,501	13,662

Gain recognized in other comprehensive loss, net of taxes	$7,616	$12,968

Effective Portion of Derivatives Designated as		Three Months Ended	Six Months Ended
Cash Flow Hedging Instruments	Location	February 28, 2009	February 28, 2009

Commodity	Cost of goods sold	$(435)	$113
Foreign exchange	Net sales	(36)	(80)
Interest rate	Interest expense	115	229

Gain (loss) reclassified from other comprehensive loss into operations, net of taxes		$(356)	$262

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets (in thousands):

February 28, 2009

Commodity – designated	$16
Commodity – not designated	712
Foreign exchange – designated	9,761
Foreign exchange – not designated	2,559

Derivative assets (other current assets)*	$13,048

February 28, 2009

Commodity – designated	$144
Commodity – not designated	14,594
Foreign exchange – designated	656
Foreign exchange – not designated	2,806

Derivative liabilities (accrued expenses and other payables)*	$18,200

*	Derivative assets and liabilities disclosed under SFAS 161 do not include the hedged (underlying) items designated as fair value hedges.
During the twelve months following February 28, 2009, $0.7 million in gains related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings (loss) as the related transactions mature and the assets are placed into service, respectively. Also, an additional $0.5 million in gains will be reclassified as interest expense related to an interest rate lock.
As of February 28, 2009, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within six months.
All of the instruments are highly liquid, and none are entered into for trading purposes.
NOTE 10 — FAIR VALUE
On September 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value. The adoption of SFAS 159 had no impact on the consolidated financial statements because the Company did not elect the fair value option for any financial assets or financial liabilities that were not already recorded at fair value.
On September 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the potential impact of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities on the consolidated financial statements which is effective for the first quarter of fiscal 2010.
SFAS 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement.
The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	February 28,	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$81,186	$81,186	$—	$—
Derivative assets	13,048	—	13,048	—
Nonqualified benefit plan assets *	43,171	—	43,171	—
Derivative liabilities	18,200	—	18,200	—
Nonqualified benefit plan liabilities *	71,235	—	71,235	—

*	The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds.
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
Guarantees In February 2007, the Company entered into a guarantee agreement with a bank in connection with a credit facility granted by the bank to a supplier of the Company. The fair value of the guarantee is negligible. As of February 28, 2009, the maximum credit facility with the bank was $80 million and the maximum Company exposure was $3.3 million.
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
The Company uses adjusted operating profit to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s 10-K for the year ended August 31, 2008.

The following is a summary of certain financial information by reportable segment:

	Three Months Ended February 28, 2009
	Americas			International
			Fabrication		Fabrication		Eliminations/
			and		and		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$106,375	$176,252	$681,370	$107,631	$574,278	$(3,319)	$(24,417)	$1,618,170
Intersegment sales	32,416	105,038	4,168	29,035	13,471	—	(184,128)	—
Net sales	138,791	281,290	685,538	136,666	587,749	(3,319)	(208,545)	1,618,170
Adjusted operating profit (loss)	(36,178)	73,085	16,972	(24,324)	(11,838)	(21,713)	(5,685)	(9,681)

	Three Months Ended February 29, 2008
	Americas			International
			Fabrication		Fabrication		Eliminations/
			and		and		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$400,108	$326,486	$634,446	$233,520	$749,142	$(6,250)	$(83,284)	$2,254,168
Intersegment sales	77,922	141,304	2,456	12,366	3,391	—	(237,439)	—
Net sales	478,030	467,790	636,902	245,886	752,533	(6,250)	(320,723)	2,254,168
Adjusted operating profit (loss)	25,634	55,263	(7,638)	9,651	21,708	(31,360)	5,567	78,825

	Six Months Ended February 28, 2009
	Americas			International
			Fabrication		Fabrication		Eliminations/
			and		and		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$323,050	$412,831	$1,594,455	$278,431	$1,492,353	$(28,758)	$(81,362)	$3,991,000
Intersegment sales	76,191	255,943	7,820	82,306	25,989	—	(448,249)	—
Net sales	399,241	668,774	1,602,275	360,737	1,518,342	(28,758)	(529,611)	3,991,000
Adjusted operating profit (loss)	(64,131)	191,785	83,600	(41,059)	3,047	(42,593)	(15,760)	114,889
Goodwill	7,467	—	58,422	544	5,691	—	—	72,124
Total assets	217,946	579,425	1,327,464	398,624	846,438	314,116	—	3,684,013

	Six Months Ended February 29, 2008
	Americas			International
			Fabrication		Fabrication		Eliminations/
			and		and		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$769,370	$607,575	$1,272,246	$400,257	$1,490,955	$(84)	$(170,147)	$4,370,172
Intersegment sales	134,025	263,025	5,944	13,807	18,970	—	(435,771)	—
Net sales	903,395	870,600	1,278,190	414,064	1,509,925	(84)	(605,918)	4,370,172
Adjusted operating profit (loss)	42,511	124,476	22,798	9,074	48,267	(45,641)	(2,863)	198,622
Goodwill	7,467	—	28,623	—	5,419	—	—	41,509
Total assets	340,682	549,584	1,097,517	524,087	868,070	217,172	—	3,597,112

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings (loss):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2009	2008	2009	2008

Net earnings (loss)	$(35,307)	$39,775	$26,699	$108,939
Minority interests (benefit)	(163)	391	(117)	263
Income taxes	6,844	21,932	40,996	57,546
Interest expense	17,944	13,990	44,392	26,368
Discounts on sales of accounts receivable	1,001	2,737	2,919	5,506

Adjusted operating profit (loss)	$(9,681)	$78,825	$114,889	$198,622
Adjusted operating profit (loss) from discontinued operations	(743)	(3,972)	8,735	2,829

Adjusted operating profit (loss) from continuing operations	$(8,938)	$82,797	$106,154	$195,793

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2009	2008	2009	2008

Major product information:
Steel products	$1,124,150	$1,440,186	$2,782,619	$2,768,939
Industrial materials	273,724	257,310	612,638	494,947
Construction materials	73,442	67,039	155,419	140,656
Ferrous scrap	57,013	171,393	145,677	334,503
Nonferrous scrap	54,537	234,155	188,945	441,811
Non-ferrous products	24,666	69,339	77,107	147,458
Other	10,638	14,746	28,595	41,858

Net sales*	$1,618,170	$2,254,168	$3,991,000	$4,370,172

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2009	2008	2009	2008

Geographic area:
United States	$1,032,030	$1,300,568	$2,499,512	$2,549,760
Europe	266,201	534,914	757,481	976,029
Asia	173,408	207,486	318,577	389,573
Australia/New Zealand	116,896	124,091	307,166	272,899
Other	29,635	87,109	108,264	181,911

Net sales*	$1,618,170	$2,254,168	$3,991,000	$4,370,172

*	Excludes a division classified as discontinued operations. See Note 5.
NOTE 13 — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has an agreement with a key supplier of which the Company owns an 11% interest. Net sales to this related party were $165 million and $172 million for the six months ended February 28, 2009 and February 29, 2008, respectively. Total purchases from this supplier were $195 million and $184 million for the six months ended February 28, 2009 and February 29, 2008, respectively. Accounts receivable from the affiliated company were $33 million and $47 million at February 28, 2009 and August 31, 2008, respectively. Accounts payable to the affiliated company were $18 million and $35 million at February 28, 2009 and August 31, 2008, respectively.

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
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	February 28,	February 29,	Decrease	February 28,	February 29,	Decrease
(in millions)	2009	2008	%	2009	2008	%
Net sales*	$1,618.2	$2,254.2	(28%)	$3,991.0	$4,370.2	(9%)
Net earnings (loss)	(35.3)	39.8	(189%)	26.7	108.9	(75%)
EBITDA	26.8	108.0	(75%)	190.7	256.7	(26%)

*	Excludes the net sales of a division classified as discontinued operations.
In the table above, we have included a financial statement measure that was not derived in accordance with accounting principles generally accepted in the United States (“GAAP”). We use EBITDA (earnings (loss) before interest expense, income taxes, depreciation and amortization) as a non-GAAP performance measure. In calculating EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization. EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use EBITDA as one guideline to assess our unleveraged performance return on our investments. EBITDA is also the target benchmark for our long-term cash incentive performance plan for management. Reconciliations to net earnings (loss) are provided below:

	Three Months Ended		Increase	Six Months Ended		Increase
	February 28,	February 29,	(Decrease)	February 28,	February 29,	(Decrease)
(in millions)	2009	2008	%	2009	2008	%
Net earnings (loss)	$(35.3)	$39.8	(189%)	$26.7	$108.9	(75%)
Interest expense	18.0	14.0	29%	44.4	26.4	68%
Income taxes	6.8	21.9	(69%)	41.0	57.5	(29%)
Depreciation and amortization	37.3	32.3	15%	78.6	63.9	23%

EBITDA	$26.8	$108.0	(75%)	$190.7	$256.7	(26%)
EBITDA from discontinued operations	(0.6)	(4.0)	85%	8.9	2.9	207%

EBITDA from continuing operations	$27.4	$112.0	(76%)	$181.8	$253.8	(28%)
Our EBITDA does not include interest expense, income taxes and depreciation and amortization. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings (loss) determined under GAAP, as well as EBITDA, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation and amortization and income taxes.
The following events and performances had a significant impact during our second quarter ended February 28, 2009:
•	In response to price declines, demand destruction, and a global liquidity and credit crisis, we recorded the following consolidated expenses during the second quarter: lower of cost or market inventory adjustments of $61.3 million, other charges relating to contractual noncompliance exposures, environmental exposures, and discontinued operations of $15.6 million, bad debt expense of $14.6 million, severance costs of $6.5 million and impairment charges of $5.1 million.

•	We experienced volatile foreign exchange rates during the second quarter of 2009 which resulted in a decrease in adjusted operating loss of approximately $9 million. Additionally, the strengthening U.S. dollar during the six months ended February

28, 2009 caused significant translation adjustments of $199 million, net of taxes, which reduced our total stockholders’ equity from our fiscal year end of 2008.

•	We recorded a quarterly record of pre-tax LIFO income of $124.2 million (after tax of $0.72 per diluted share) for the second quarter of 2009 compared to pre-tax LIFO expense of $59.0 million (after tax of $0.32 per diluted share) for the second quarter of 2008.

•	Net sales of the Americas Recycling segment decreased 71% compared to the prior year’s second quarter and this segment experienced an adjusted operating loss of $36.2 million primarily due to a combined decline in scrap prices and shipments during the quarter.

•	Adjusted operating profit of the Americas Mills segment increased 32% to $73.1 million compared to the prior year’s second quarter primarily due to $52.6 million of pre-tax LIFO income. Even though the average selling price increased during the quarter, net sales decreased 40% due to product mix and a decline in shipments.

•	Our Americas Fabrication and Distribution segment showed strong results as net sales rose 8% over the prior year’s second quarter and adjusted operating profit increased to $17.0 million mainly due to margin expansion from the deflation in material costs coupled with a 22% increase in average selling prices.

•	Our International Mills segment showed a 44% decline in net sales compared to the prior year’s second quarter and adjusted operating loss increased to $24.3 million caused primarily from deteriorating financial conditions in Poland and market adjustments on inventory and continued high production costs in Croatia.

•	Our International Fabrication and Distribution segment showed a 22% decrease in net sales compared to the prior year’s second quarter and adjusted operating loss increased to $11.8 million caused by reductions in market demand and inventory valuation adjustments due to declining prices.

•	Expense of $14.6 million and capital expenditures of $6.8 million were recorded as compared to expense of $14.7 million and capital expenditures of $9.2 million during the second quarter of 2008 related to the global implementation of SAP.
SEGMENT OPERATING DATA
Unless otherwise indicated, all dollar amounts below are calculated before minority interests and income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for making operating decisions. See Note 12, Business Segments, to the consolidated financial statements.
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) before income taxes and financing costs. Adjusted operating profit (loss) is equal to earnings (loss) before income taxes for Americas Mills and Americas Fabrication and Distribution segments because these segments require minimal outside financing.
The following table shows net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended		Increase	Six Months Ended		Increase
	February 28,	February 29,	(Decrease)	February 28,	February 29,	(Decrease)
(in thousands)	2009	2008	%	2009	2008	%
Net sales:
Americas Recycling	$138,791	$478,030	(71%)	$399,241	$903,395	(56%)
Americas Mills	281,290	467,790	(40%)	668,774	870,600	(23%)
Americas Fabrication and Distribution	685,538	636,902	8%	1,602,275	1,278,190	25%
International Mills	136,666	245,886	(44%)	360,737	414,064	(13%)
International Fabrication and Distribution	587,749	752,533	(22%)	1,518,342	1,509,925	1%
Corporate	(3,319)	(6,250)	47%	(28,758)	(84)	(34,136%)
Eliminations/Discontinued Operations	(208,545)	(320,723)	35%	(529,611)	(605,918)	13%

	$1,618,170	$2,254,168	(28%)	$3,991,000	$4,370,172	(9%)

	Three Months Ended		Increase	Six Months Ended		Increase
	February 28,	February 29,	(Decrease)	February 28,	February 29,	(Decrease)
(in thousands)	2009	2008	%	2009	2008	%
Adjusted operating profit (loss):
Americas Recycling	$(36,178)	$25,634	(241%)	$(64,131)	$42,511	(251%)
Americas Mills	73,085	55,263	32%	191,785	124,476	54%
Americas Fabrication and Distribution	16,972	(7,638)	322%	83,600	22,798	267%
International Mills	(24,324)	9,651	(352%)	(41,059)	9,074	(552%)
International Fabrication and Distribution	(11,838)	21,708	(155%)	3,047	48,267	(94%)
Corporate	(21,713)	(31,360)	31%	(42,593)	(45,641)	7%
Eliminations/Discontinued Operations	(5,685)	5,567	(202%)	(15,760)	(2,863)	(450%)
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

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2009	2008	2009	2008
Americas Recycling	$8,569	$(4,969)	$33,298	$(6,801)
Americas Mills	52,553	(18,193)	127,812	(14,330)
Americas Fabrication and Distribution	46,720	(35,160)	54,145	(39,467)
International Fabrication and Distribution*	16,342	(632)	22,543	5,906

Consolidated increase (decrease) to adjusted profit before tax	$124,184	$(58,954)	$237,798	$(54,692)

*	LIFO income includes a division classified as discontinued operations.
Americas Recycling Driven by a continued decline in scrap prices and market demand this segment had a decrease in net sales of 71% and 56% for the three and six months of 2009 as compared to the same periods last year. This segment recorded an adjusted operating loss of $36.2 million and $64.2 million during the three and six months of 2009. The loss was net of pre-tax LIFO income of $8.6 million during the three months ended February 28, 2009 compared to pre-tax LIFO expense of $5.0 million for the same period of 2008. The average ferrous sales price during the second quarter of 2009 declined 44% as compared to the second quarter of 2008 and 24% as compared to the first quarter of 2009. In addition to declines in the price of ferrous scrap, ferrous shipments decreased 42% to 435 thousand tons. The average nonferrous scrap sales price for the second quarter of 2009 decreased 53% to $1,294 per ton and nonferrous shipments were 47% lower at 38 thousand tons as compared to last year’s second quarter. Copper prices rose during the quarter, but aluminum declined. The total volume of scrap processed equaled 476 thousand tons against 833 thousand tons in the prior year’s second quarter. We exported 31% of our nonferrous scrap during the quarter. As consumer demand within the ferrous and nonferrous markets continued to be weak during the second quarter of 2009, this segment directed material to our mills and reduced purchases.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended				Six Months Ended
	February 28,	February 29,	Decrease		February 28,	February 29,	Decrease
	2009	2008	Amount	%	2009	2008	Amount	%
Average ferrous sales price	$162	$287	$(125)	(44%)	$189	$261	$(72)	(28%)
Average nonferrous sales price	$1,294	$2,780	$(1,486)	(53%)	$1,873	$2,842	$(969)	(34%)
Ferrous tons shipped	435	754	(319)	(42%)	933	1,460	(527)	(36%)
Nonferrous tons shipped	38	72	(34)	(47%)	97	148	(51)	(34%)
Total volume processed and shipped	476	833	(357)	(43%)	1,039	1,620	(581)	(36%)
Americas Mills We include our four domestic steel minimills and our copper tube minimill in our Americas Mills segment. While this segment had a decrease in net sales of 40% and 23% for the three and six months of 2009 as compared to the same periods last year, adjusted operating profit increased 32% to $73.1 million and 54% to $191.8 million for the three and six months of 2009. The increase in adjusted operating profit was driven by pre-tax LIFO income of $52.6 million and $127.8 million as compared to pre-tax LIFO expense of $18.2 million and $14.3 million for the three and six months ended February 28, 2009 and February 29, 2008, respectively.
Within the segment, adjusted operating profit for our four domestic steel minimills increased 40% to $71.1 million during the second quarter of 2009 as compared to 2008. Our mills ran at 55% of capacity as we adjusted our production and inventory to meet the reduced demand which resulted in lower net sales and shipments. Pre-tax LIFO income was $42.4 million for the second quarter of 2009 as compared to pre-tax LIFO expense of $19.0 million in 2008. Metal margins increased 38% to $450 per ton due to higher prices and lower scrap costs. Although alloys, electrodes and energy costs decreased $24.6 million during the second quarter of 2009, these costs increased per ton produced due to reduced production rates. The average selling price increased 6% to $656 per ton while sales volumes decreased 38% to 391 thousand tons. We have invested $108 million of the expected $175 million total cost for our micro mill project in Arizona.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended				Six Months Ended
	February 28,	February 29,	Increase (Decrease)		February 28,	February 29,	Increase (Decrease)
	2009	2008	Amount	%	2009	2008	Amount	%
Average mill selling price (finished goods)	$676	$657	$19	3%	$753	$636	$117	18%
Average mill selling price (total sales)	656	617	39	6%	729	601	128	21%
Average cost of ferrous scrap consumed	206	292	(86)	(29%)	277	269	8	3%
Average FIFO metal margin	450	325	125	38%	452	332	120	36%
Average ferrous scrap purchase price	167	275	(108)	(39%)	216	254	(38)	(15%)
The table below reflects our domestic steel minimills’ operating statistics (short tons in thousands):

	Three Months Ended				Six Months Ended
	February 28,	February 29,	Decrease		February 28,	February 29,	Decrease
	2009	2008	Amount	%	2009	2008	Amount	%
Tons melted	336	578	(242)	(42%)	734	1,144	(410)	(36%)
Tons rolled	318	504	(186)	(37%)	684	991	(307)	(31%)
Tons shipped	391	630	(239)	(38%)	823	1,224	(401)	(33%)
Our copper tube minimill’s adjusted operating profit for the second quarter of 2009 decreased 55% to $2.0 million due to declining prices and demand offset by an increase in pre-tax LIFO income of $9.3 million over the prior year’s second quarter. The average selling price declined 37% to $2.43 per pound from the prior year’s second quarter due to continued decline in residential construction and weakening commercial construction. The average metal margin decreased 47% to $0.46 per pound. Our shipments for the second quarter of 2009 decreased 28% as compared to 2008.
The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended				Six Months Ended
	February 28,	February 29,	Decrease		February 28,	February 29,	Increase (Decrease)
(pounds in millions)	2009	2008	Amount	%	2009	2008	Amount	%
Pounds shipped	10.4	14.5	(4.1)	(28%)	21.2	26.2	(5.0)	(19%)
Pounds produced	9.5	12.8	(3.3)	(26%)	19.5	24.4	(4.9)	(20%)
Average copper selling price	$2.43	$3.83	$(1.40)	(37%)	$3.11	$4.03	$(0.92)	(23%)
Average copper scrap production cost	$1.97	$2.97	$(1.00)	(34%)	$2.16	$3.10	$(0.94)	(30%)
Average copper metal margin	$0.46	$0.86	$(0.40)	(47%)	$0.95	$0.93	$0.02	2%
Average copper scrap purchase price	$1.55	$3.08	$(1.53)	(50%)	$2.20	$3.17	$(0.97)	(31%)
Americas Fabrication and Distribution For the three and six month periods of 2009, this segment reported an increase in net sales of 8% and 25%, respectively, over the same periods in 2008 and adjusted operating profit increased to $17.0 million and $83.6 million, respectively. These results were driven by declining prices resulting in LIFO income of $46.7 million as compared to the prior year which was burdened by rapidly escalating steel prices resulting in LIFO expense of $35.2 million. These results were offset by the weakening economy which resulted in contract loss reserves, increased bad debt, lower of cost or market adjustments on inventory, fixed asset impairment charges and severance costs. Rebar, structural and construction-related products were profitable, but post, joist and deck incurred losses during the second quarter of 2009. Shipments from our fabrication plants totaled 346 thousand tons, which was an 8% decrease from the prior year’s second quarter. However, rebar shipments were positively impacted by recent acquisitions of CMC Coating and CMC Regional Steel. The average fabrication selling price increased 22% to $1,243 per ton. Our domestic steel import and distribution business was unprofitable as unwarranted contract cancellations, market claims, price renegotiations, and the liquidation of unexpected inventory positions took effect.

The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended				Six Months Ended
	February 28,	February 29,	Increase		February 28,	February 29,	Increase
Average selling price*	2009	2008	Amount	%	2009	2008	Amount	%
Rebar	$1,059	$871	$188	22%	$1,090	$859	$231	27%
Joist	1,551	1,310	241	18%	1,525	1,302	223	17%
Structural	3,294	2,662	632	24%	3,354	2,408	946	39%
Post	984	742	242	33%	1,052	737	315	43%
Deck	1,616	1,226	390	32%	1,587	1,264	323	26%

*	Excludes stock and buyout sales.

	Three Months Ended				Six Months Ended
	February 28,	February 29,	Increase (Decrease)		February 28,	February 29,	Increase (Decrease)
Tons shipped (in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
Rebar	241	226	15	7%	530	488	42	9%
Joist	42	47	(5)	(11%)	101	128	(27)	(21%)
Structural	18	19	(1)	(5%)	45	37	8	22%
Post	14	26	(12)	(46%)	26	45	(19)	(42%)
Deck	31	58	(27)	(47%)	71	106	(35)	(33%)
International Mills Net sales decreased 44% and 13% for the three and six months of 2009 as compared to the same periods last year, while adjusted operating loss increased to $24.3 million and $41.0 million for the three and six month periods of 2009. Volatile foreign exchange rates resulted in a decrease in adjusted operating loss of approximately $4 million during the second quarter of 2009. The increase in adjusted operating loss primarily resulted from the continued deterioration of international financial conditions evidenced by declining prices and volumes, continued high production costs in Croatia and a strengthening United States dollar. The Polish zloty fell 26% against the United States dollar during the quarter. The devaluation of the Polish zloty would normally lead to export opportunities, but international steel markets are not currently open to imports. CMC Zawiercie (“CMCZ”) suffered an adjusted operating loss of $11.2 million in the second quarter of 2009 as compared to adjusted operating profit of $16.1 million in the second quarter of 2008 as pricing fell throughout the quarter. CMCZ shipments decreased 41% to 237 thousand tons, including 9 thousand tons of billets, from 403 thousand tons, including 81 thousand tons of billets, during last year’s second quarter. The average mill selling price increased 4% to PLN 1,471 per ton as compared to the prior year’s second quarter.
The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

	Three Months Ended							Six Months Ended
	February 28,		February 29,		Increase (Decrease)			February 28,		February 29,		Increase (Decrease)
	2009		2008		Amount		%	2009		2008		Amount		%
Tons melted	244		385		(141)		(37%)	533		679		(146)		(22%)
Tons rolled	226		308		(82)		(27%)	463		550		(87)		(16%)
Tons shipped	237		403		(166)		(41%)	532		671		(139)		(21%)
Average mill selling price (total sales)	1,471	PLN	1,414	PLN	57	PLN	4%	1,606	PLN	1,444	PLN	162	PLN	11%
Average ferrous scrap production cost	842	PLN	825	PLN	17	PLN	2%	900	PLN	841	PLN	59	PLN	7%
Average metal margin	629	PLN	589	PLN	40	PLN	7%	706	PLN	603	PLN	103	PLN	17%
Average ferrous scrap purchase price	656	PLN	782	PLN	(126	) PLN	(16%)	672	PLN	768	PLN	(96	) PLN	(13%)
Average mill selling price (total sales)	$457		$576		$(119)		(21%)	$582		$574		$8		1%
Average ferrous scrap production cost	$258		$336		$(78)		(23%)	$305		$333		$(28)		(8%)
Average metal margin	$199		$240		$(41)		(17%)	$277		$241		$36		15%
Average ferrous scrap purchase price	$201		$319		$(118)		(37%)	$234		$305		$(71)		(23%)

PLN	— Polish zlotys
CMC Sisak (“CMCS”) reported an adjusting operating loss of $13.1 million for the second quarter of 2009 as compared to an adjusted operating loss of $6.4 million in the second quarter of 2008 primarily due to inventory valuation adjustments and an impairment charge incurred to exit the cold processing business. CMCS produced 13,400 tons and sold 15,000 tons during the second quarter as compared to 12,100 tons produced and 9,200 tons sold during the prior year’s second quarter. We are currently scaling back production to match reduced demand. The turnaround at CMCS is contingent upon the successful completion of our capital expenditure programs for a replacement furnace and improvements to the continuous caster.
International Fabrication and Distribution This segment’s net sales decreased 22% to $587.7 million for the second quarter of 2009 driven by reduced market demand. The effect of volatile foreign exchange rates decreased adjusted operating loss by approximately $5 million during the second quarter of 2009. This segment incurred an adjusted operating loss of $11.8 million for the second quarter of 2009 as compared to an adjusted operating profit of $21.7 million for the second quarter of 2008, primarily due to reductions in market demand and inventory valuation adjustments of $27.1 million as pricing fell throughout the quarter. These results were net of pre-tax LIFO income of $16.3 million in the second quarter of 2009 as compared to LIFO expense of $0.6 million during the second quarter of 2008 primarily related to a division classified as a discontinued operation. The global financial crisis contributed to customer noncompliance with contracts, market claims and price renegotiation. Additionally, demand was negatively impacted as customers were not willing to be exposed to lead times for imported material in the volatile pricing environment. Our fabrication shops in Poland and Germany incurred a loss caused mainly by writedowns and customer contract withdrawals.
Corporate Our corporate expenses for the three and six months ended February 28, 2009 decreased $9.6 million and $3.0 million, respectively, primarily due to reductions in bonus and profit sharing expenses offset by an increase in salary expense.
Discontinued Operations Adjusted operating loss for our division classified as a discontinued operation was $0.8 million for the second quarter of 2009 as compared to $4.0 million for the second quarter of 2008. The change was primarily due to an increase in pre-tax LIFO income of $13.8 over last year’s second quarter, offset by lower activity and ongoing closing costs. This division is included in our International Fabrication and Distribution segment.
Consolidated Data On a consolidated basis, the LIFO method of inventory valuation increased our net earnings (loss) on a pre-tax basis by $124.2 million (after tax of $0.72 per diluted share) for the second quarter of 2009 as compared to decreasing net earnings on a pre-tax basis by $59.0 million (after tax of $0.32 per diluted share) for last year’s second quarter. The LIFO method of inventory valuation increased our net earnings on a pre-tax basis by $237.8 million (after tax of $1.36 per diluted share) and decreased our net earnings on a pre-tax basis by $54.7 million (after tax of $0.30 per diluted share) for the six months ending February 28, 2009 and February 29, 2008, respectively. Our overall selling, general and administrative expenses increased by $15.5 million and $19.0 million, for the three and six months ended February 28, 2009 compared to the same periods last year, primarily from increased salary expense because of company growth, including acquisitions, increased severance costs and increased bad debt expense offset by a decrease in bonus and profit sharing expenses.
During the three and six months ended February 28, 2009, our interest expense increased by $3.7 million and $17.4 million, respectively, as compared to the same periods in 2008 primarily due to the issuance of $500 million in senior unsecured notes in the fourth quarter of 2008 and increased debt outstanding internationally during the second quarter of 2009.
For the three and six months ended February 28, 2009, our effective tax rate for continuing operations was (25.3%) and 63.6%, respectively, compared to 34.6% and 34.2% for the same periods last year. Our effective tax rate for the second quarter and six months ending February 28, 2009 varies significantly from our statutory rate due to lower tax rate jurisdictions (predominantly international) incurring losses, higher rate jurisdictions generating income and the effect of permanent differences having a greater impact at lower levels of pre-tax income.
OUTLOOK
We expect the continued deterioration in the global steel markets to negatively impact our results for the balance of our fiscal year and likely for the remainder of calendar 2009. We anticipate an increase in volumes from spring construction which is clearly seasonal and not an indication of recovery. The effects of the U.S. stimulus package are not likely to impact our business until late in calendar 2009 and even then the benefits are expected to be modest. Other countries’ stimulus efforts are likely to be mixed; we are most encouraged by the focus of the Chinese programs on infrastructure.
Due to the current market conditions, our efforts will be directed at cash generation through working capital management and cost containment. We intend to maintain our strong balance sheet and leave our revolving credit and accounts receivable securitization programs unused and fully available. Our major capital projects: the micro mill in Arizona, the new flexible rolling mill in Poland and our melt shop caster upgrade in Croatia will all be substantially complete this fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
See Note 6 — Credit Arrangements, to the consolidated financial statements.
We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities. However, we could be adversely affected if our banks, the buyers of our commercial paper or other of the traditional sources supplying our short term borrowing requirements refuse to honor their contract commitments, cease lending or declare bankruptcy. While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades.

Our sources, facilities and availability of liquidity and capital resources as of February 28, 2009 (dollars in thousands):

	Total
Source	Facility	Availability
Net cash flows from operating activities	$289,064	$	N/A
Commercial paper program*	400,000		373,100
Domestic accounts receivable securitization	200,000		200,000
International accounts receivable sales facilities	232,056		127,949
Bank credit facilities — uncommitted	1,149,944		691,690
Notes due from 2013 to 2018	1,161,465		**
Trade financing arrangements	**		As required
CMCZ revolving credit facility	27,318		—
Equipment notes	7,850		—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $26.9 million of stand-by letters of credit issued as of February 28, 2009.

**	With our investment grade credit ratings, we believe we have access to additional financing and refinancing, if needed.
Certain of our financing agreements, both domestically and at CMCZ and CMC Poland (“CMCP”), include various covenants, of which we were in compliance at February 28, 2009. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt. The CMCS and CMCP notes are guaranteed by Commercial Metals International.
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
During the six months ended February 28, 2009, we generated $289.1 million of net cash flows from operating activities as compared to using $49.5 million in the first six months of 2008.
Significant fluctuations in working capital were as follows:
•	Decreased accounts receivable — decreased sales and prices during the first six months of 2009;

•	Decreased inventories — decreased inventory on hand and lower inventory costs; and

•	Decreased accounts payable— more cash was used in the first six months of 2009 as current liabilities increased at the end of 2008 due to higher volume. Additionally, lower volume led to less purchasing of material and reduced accounts payable.
During the first six months ended February 28, 2009, we used $205.7 million of net cash flows by investing activities as compared to $165.0 million in the first six months of 2008. We invested $210.0 million in property, plant and equipment during 2009, an increase of $65.2 million over 2008. This was offset by a $20.1 million reduction in cash used for acquisitions.
We expect our total capital spending for 2009 to be approximately $395 million, including $113 million for the continued construction of the micro mill in Mesa, Arizona, $87 million to complete installation of a new flexible section mill in CMCZ and $42 million for melt shop and caster upgrades at CMCS. We continually assess our capital spending and reevaluate our requirements based upon current and expected results.
During the first six months ended February 28, 2009, we used $181.1 million of net cash flows by financing activities as compared to $131.5 million in the first six months of 2008. The increase in cash used was primarily due to net repayments of short term borrowings and long-term debt in the first six months of 2009 of $123.4 million as compared to net proceeds in the first six months of 2008 of $37.1 million. During 2009, we used $18.5 million to purchase 1.8 million shares of our common stock as part of our stock repurchase program, a decrease of $133.0 million as compared to 2008. Additionally, we increased our dividend rate to 12 cents per share in the second quarter of 2008 which resulted in an increase of cash used for dividends of $2.5 million over the same period in the prior year.

Our contractual obligations for the next twelve months of $1.1 billion are typically expenditures with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of February 28, 2009 (in thousands):

	Payments Due By Period*
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Long-term debt(1)	$1,169,315	$11,498	$35,578	$222,208	$900,031
Notes payable(1)	27	27	—	—	—
Interest(2)	629,098	78,279	153,366	145,855	251,598
Operating leases(3)	250,552	56,582	87,828	54,621	51,521
Purchase obligations(4)	1,108,048	972,617	95,549	18,352	21,530

Total contractual cash obligations	$3,157,040	$1,119,003	$372,321	$441,036	$1,224,680

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the February 28, 2009 consolidated balance sheet. See Note 6, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of February 28, 2009.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real estate leases in effect as of February 28, 2009.

(4)	Approximately 51% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 28, 2009, we had committed $30.6 million under these arrangements. All of the commitments expire within one year.
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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings (loss), economic conditions, credit availability, product pricing and demand, currency valuation, production rates, energy expense, interest rates, inventory levels, acquisitions, construction and operation of new facilities and general market conditions. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	customer non-compliance with contracts;

•	construction activity;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	ability to integrate acquisitions into operations;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	unsuccessful implementation of new technology;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	court decisions;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	scrap metal, energy, insurance and supply prices; and

•	the pace of overall economic activity, particularly China.
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
During the second quarter of 2009, the Company implemented SAP at certain domestic divisions in connection with the Company-wide rollout of SAP. The implementation resulted in modifications to internal controls over the related accounting and operating processes at these locations. We evaluated the control environment as affected by the implementation and believe our controls remained effective. We intend to implement SAP globally to most business segments within the next several years. Other than the changes mentioned above, no other changes to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
PART II            OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008, filed October 30, 2008, with the Securities and Exchange Commission.
ITEM 1A. RISK FACTORS
     Not Applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			As Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
As of December 1, 2008				8,259,647 (1)
December 1 – December 30, 2008	0	0	0
January 1 – January 31, 2009	0	0	0
February 1 – February 28, 2009	3,051 (2)	$13.82	0	8,259,647 (1)
As of February 28, 2009	3,051 (2)	$13.82	0	8,259,647 (1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced October 21, 2008.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the registrant’s annual meeting of stockholders held January 22, 2009, the three nominees named in the Proxy Statement dated December 11, 2008, were elected to serve as directors until the 2012 annual meeting. There was no solicitation in opposition to the nominees for directors. The proposal to ratify the appointment of Deloitte & Touche LLP as auditors of the registrant for the fiscal year ending August 31, 2009 was approved. The stockholder proposal presented to the meeting requesting the addition of sexual orientation and gender identity/expression to the Company’s written non-discrimination policy was not approved.
Of the 112,168,470 shares outstanding on the record date, 99,525,771 were present in person or by proxy constituting approximately 88% of the total shares entitled to vote. Information as to the vote on each director standing for election, all matters voted on at the meeting and directors continuing in office are provided below:
Proposal 1 – Election of Directors.

Nominee	For	Withheld
Harold L. Adams	97,731,337	1,794,434
Anthony A. Massaro	97,700,824	1,824,947
Robert D. Neary	97,077,737	2,448,034

Directors continuing in office are:

Moses Feldman
Robert L. Guido
Ralph E. Loewenberg
Murray R. McClean
Dorothy G. Owen
J. David Smith
Robert R. Womack
Proposal 2 – Ratification of appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending August 31, 2009.

For	Against	Abstain	Not Voted
98,190,279	1,188,424	147,068	0
Proposal 3 – To vote on the addition of sexual orientation and gender identity/express to the Company’s written non-discrimination policy.

For	Against	Abstain	Not Voted
33,971,476	43,284,394	2,179,682	20,090,219
ITEM 5. OTHER INFORMATION
On April 7, 2009, the Company entered into a Second Amendment to Employment Agreement (the “Second Amendment”) with Murray R. McClean. The Second Amendment amends the Employment Agreement with Mr. McClean, which was filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 26, 2005, and provides, among other things, an increase in the salary of Mr. McClean from $600,000 to $700,000 and provides that Mr. McClean may voluntarily decrease his salary at any time.
A copy of the Second Amendment is attached to this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS
  Exhibits required by Item 601 of Regulation S-K.

10.1	Second Amendment to Employment Agreement (filed herewith).

31.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY
/s/ William B. Larson
April 8, 2009	William B. Larson
Senior Vice President & Chief Financial Officer

/s/ Leon K. Rusch
April 8, 2009	Leon K. Rusch
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Second Amendment to Employment Agreement (filed herewith).

31.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).