Form 10-Q
period 2009-05-31
COMMERCIAL METALS CO
filed 2009-07-08
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
As of July 6, 2009, there were 112,530,648 shares of the Company’s common stock issued and outstanding excluding 16,530,016 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	May 31,	August 31,
(in thousands, except share data)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$441,389	$219,026
Accounts receivable (less allowance for collection losses of $43,189 and $17,652)	710,330	1,369,453
Inventories	745,949	1,400,332
Other	181,329	228,632

Total current assets	2,078,997	3,217,443
Property, plant and equipment:
Land	84,059	84,539
Buildings and improvements	483,788	462,186
Equipment	1,356,851	1,292,832
Construction in process	329,078	256,156

	2,253,776	2,095,713
Less accumulated depreciation and amortization	(984,615)	(941,391)

	1,269,161	1,154,322
Goodwill	73,700	84,837
Other assets	260,103	289,769

	$3,681,961	$4,746,371

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$301,459	$838,777
Accounts payable-documentary letters of credit	190,001	192,492
Accrued expenses and other payables	321,648	563,424
Income taxes payable and deferred income taxes	—	156
Notes payable	2,105	31,305
Current maturities of long-term debt	23,647	106,327

Total current liabilities	838,860	1,732,481
Deferred income taxes	50,473	50,160
Other long-term liabilities	111,407	124,171
Long-term debt	1,184,599	1,197,533

Total liabilities	2,185,339	3,104,345
Minority interests	2,434	3,643
Commitments and contingencies
Stockholders’ equity
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 112,513,917 and 113,777,152 shares	1,290	1,290
Additional paid-in capital	375,345	371,913
Accumulated other comprehensive income (loss)	(822)	112,781
Retained earnings	1,444,528	1,471,542

	1,820,341	1,957,526
Less treasury stock 16,546,747 and 15,283,512 shares at cost	(326,153)	(319,143)

Total stockholders’ equity	1,494,188	1,638,383

	$3,681,961	$4,746,371

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
(in thousands, except share data)	2009	2008	2009	2008

Net sales	$1,340,580	$2,910,730	$5,331,580	$7,280,902
Costs and expenses:
Cost of goods sold	1,147,844	2,617,232	4,709,215	6,489,009
Selling, general and administrative expenses	169,974	190,882	496,368	498,292
Interest expense	18,464	15,827	62,310	42,285

	1,336,282	2,823,941	5,267,893	7,029,586
Earnings from continuing operations before income taxes and minority interests	4,298	86,789	63,687	251,316
Income taxes	15,341	27,980	53,115	84,260

Earnings (loss) from continuing operations before minority interests	(11,043)	58,809	10,572	167,056
Minority interests (benefit)	(370)	277	(487)	540

Earnings (loss) from continuing operations	(10,673)	58,532	11,059	166,516
Earnings (loss) from discontinued operations before taxes	(4,165)	1,501	4,024	3,722
Income taxes (benefit)	(1,761)	549	1,461	1,815

Earnings (loss) from discontinued operations	(2,404)	952	2,563	1,907

Net earnings (loss)	$(13,077)	$59,484	$13,622	$168,423

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.10)	$0.51	$0.10	$1.44
Earnings (loss) from discontinued operations	(0.02)	0.01	0.02	0.02

Net earnings (loss)	$(0.12)	$0.52	$0.12	$1.46
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.10)	$0.50	$0.10	$1.41
Earnings (loss) from discontinued operations	(0.02)	0.01	0.02	0.02

Net earnings (loss)	$(0.12)	$0.51	$0.12	$1.43
Cash dividends per share	$0.12	$0.12	$0.36	$0.33

Average basic shares outstanding	112,191,349	113,607,049	112,398,000	115,438,369

Average diluted shares outstanding	112,191,349	116,090,369	113,855,406	118,163,737

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	May 31,	May 31,
(in thousands)	2009	2008

Cash flows from (used by) operating activities:
Net earnings	$13,622	$168,423
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	116,045	96,594
Minority interests (benefit)	(487)	540
Provision for losses on receivables	33,615	4,246
Share-based compensation	12,369	14,802
Net loss on sale of assets and other	388	372
Writedown of inventory	110,411	—
Asset impairment	5,051	530
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	677,602	(308,168)
Accounts receivable sold, net	(107,978)	47,746
(Increase) decrease in inventories	473,423	(238,663)
(Increase) decrease in other assets	64,683	(109,523)
Increase (decrease) in accounts payable, accrued expenses, other payables and income taxes	(716,579)	272,022
Decrease in deferred income taxes	(4,099)	(13,161)
Increase (decrease) in other long-term liabilities	(9,242)	10,671

Net cash flows from (used by) operating activities	668,824	(53,569)
Cash flows from (used by) investing activities:
Capital expenditures	(290,318)	(227,241)
Purchase of minority interests in CMC Zawiercie	(6)	(169)
Proceeds from the sale of property, plant and equipment and other	2,292	1,460
Acquisitions, net of cash acquired	(900)	(30,646)

Net cash used by investing activities	(288,932)	(256,596)
Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit	(2,491)	58,625
Short-term borrowings, net change	(25,611)	34,563
Repayments on long-term debt	(102,804)	(1,704)
Proceeds from issuance of long term debt	36,365	35,138
Stock issued under incentive and purchase plans	1,095	12,569
Treasury stock acquired	(18,514)	(151,530)
Cash dividends	(40,636)	(38,322)
Tax benefits from stock plans	1,472	6,674

Net cash flows used by financing activities	(151,124)	(43,987)
Effect of exchange rate changes on cash	(6,405)	3,455

Increase (decrease) in cash and cash equivalents	222,363	(350,697)
Cash and cash equivalents at beginning of year	219,026	419,275

Cash and cash equivalents at end of period	$441,389	$68,578

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, September 1, 2008	129,060,664	$1,290	$371,913	$112,781	$1,471,542	(15,283,512)	$(319,143)	$1,638,383
Comprehensive income (loss):
Net earnings for nine months ended May 31, 2009					13,622			13,622
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($6,025)				(125,253)				(125,253)
Unrealized gain on derivatives, net of taxes ($2,541)				11,650				11,650

Comprehensive loss								(99,981)
Cash dividends					(40,636)			(40,636)
Treasury stock acquired						(1,752,900)	(18,514)	(18,514)
Issuance of stock under incentive and purchase plans			(10,560)			499,575	11,655	1,095
Share-based compensation			12,520			(9,910)	(151)	12,369
Tax benefits from stock plans			1,472					1,472

Balance, May 31, 2009	129,060,664	$1,290	$375,345	$(822)	$1,444,528	(16,546,747)	$(326,153)	$1,494,188

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
The Company recognizes share-based compensation in accordance with SFAS No. 123 (R), Share-Based Payments (“SFAS 123 (R)”), which requires compensation cost relating to share-based transactions be recognized at fair value in the financial statements. The Black-Scholes pricing model was used to calculate total compensation cost which is amortized on a straight-line basis over the vesting period of issued awards. The Company recognized share-based compensation expense of $3.6 million and $5.7 million ($0.02 and $0.03 per diluted share, respectively) for the three months ended May 31, 2009 and May 31, 2008, respectively, and $12.4 million and $14.8 million ($0.07 and $0.08 per diluted share, respectively) for the nine months ended May 31, 2009 and May 31, 2008, respectively, as a component of selling, general and administrative expenses. At May 31, 2009, the Company had $9.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 35 months. See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2008 for a description of the Company’s assumptions used to calculate share-based compensation.
Combined information for shares subject to options and stock appreciation rights (“SARs”) for the nine months ended May 31, 2009 were as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

September 1, 2008
Outstanding	6,221,406	$19.60	$3.64 – 35.38
Exercisable	4,057,115	11.96	3.64 – 34.28
Granted	126,000	11.00	11.00
Exercised	(692,103)	4.72	3.64 – 12.31
Forfeited	(51,849)	29.20	7.78 – 35.38

May 31, 2009
Outstanding	5,603,454	$21.15	$3.64 – 35.38
Exercisable	3,890,947	15.95	3.64 – 35.38

Share information for options and SARs at May 31, 2009:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price
$3.64 – 3.78	508,392	0.7	$3.65	508,392	$3.65
7.53 – 7.78	1,331,892	1.7	7.76	1,331,892	7.76
11.00 – 13.58	829,929	3.6	12.14	703,929	12.34
21.81 – 24.71	556,444	3.9	24.52	552,977	24.54
31.75 – 35.38	2,376,797	5.4	34.76	793,757	34.76

$3.64 – 35.38	5,603,454	3.7	$21.15	3,890,947	$15.95

Of the Company’s previously granted restricted stock awards, 147,050 and 113,479 shares vested during the nine months ended May 31, 2009 and May 31, 2008, respectively.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $94.2 million and $83.8 million at May 31, 2009 and August 31, 2008, respectively, and are included in other non-current assets. During the nine months ended May 31, 2009, the gross carrying value of intangible assets increased due to final purchase price allocations for certain acquisitions acquired in the fourth quarter of fiscal 2008. There were no other significant changes in either the components or the lives of intangible assets during the nine months ended May 31, 2009. Aggregate amortization expense for the three months ended May 31, 2009 and May 31, 2008 was $2.8 million and $1.6 million, respectively. Aggregate amortization expense for each of the nine months ended May 31, 2009 and May 31, 2008 was $12.0 million and $5.2 million, respectively.
Severance Charges
During the three and nine months ended May 31, 2009, the Company incurred severance costs of $2.8 million and $9.3 million, respectively, related to involuntary employee terminations initiated as part of the Company’s focus on operating expense management and reductions in headcount to meet current production levels. These termination benefits have been included in selling, general and administrative expenses in the Company’s consolidated financial statements. Additionally, during 2008, the Company accrued severance costs related to the division classified as a discontinued operation of $4.1 million. As of May 31, 2009 and August 31, 2008, the remaining liability to be paid in the future related to termination benefits was $1.4 million and $4.1 million, respectively.
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
Recent Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires disclosures regarding fair value of financial instruments for interim and annual reporting periods of publicly traded companies to provide financial statement users with more timely and transparent information. The Company is required to adopt the provisions of this statement in the first quarter of 2010. The adoption is not expected to have any impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS 141 (revised 2007), Business Combinations, to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company is required to adopt the provisions of this statement in the first quarter of 2010. This standard will impact our accounting treatment for future business combinations.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of this statement are effective for the Company’s fourth quarter of 2009. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 3 — SALES OF ACCOUNTS RECEIVABLE
The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transfers all applicable trade accounts receivable to CMCRV. CMCRV, in turn, sells an undivided percentage ownership interest in the pool of receivables to affiliates of two third party financial institutions. On June 12, 2009, the agreement with the financial institution affiliates was amended and extended to December 18, 2009. The amended agreement reduced the total facility from $200 million to $100 million.
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
At May 31, 2009 and August 31, 2008, accounts receivable of $217 million and $420 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at May 31, 2009 and August 31, 2008, respectively.
In addition to the securitization program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $122.0 million and $222.9 million at May 31, 2009 and August 31, 2008, respectively. The average monthly amounts of international accounts receivable sold were $122.5 million and $197.1 million for the nine months ended May 31, 2009 and May 31, 2008, respectively.
During the nine months ended May 31, 2009, proceeds from the sale of receivables were $819.9 million and cash payments to the owners of receivables were $920.8 million. The Company is responsible for servicing the entire pool of receivables; however, no servicing asset or liability is recorded as these receivables are collected in the normal course of business and the collection of receivables are normally short term in nature. Discounts on domestic and international sales of accounts receivable were $3.9 million and $8.3 million for the nine months ended May 31, 2009 and May 31, 2008, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out method (“LIFO”). LIFO inventory reserves were $279.2 million and $562.3 million at May 31, 2009 and August 31, 2008. Inventory cost for international inventories and the remaining inventories are determined by the first-in, first-out method (“FIFO”). Lower of cost or market adjustments reduced inventories by $62.3 million and $13.7 million at May 31, 2009 and August 31, 2008, respectively. The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At May 31, 2009 and August 31, 2008, $45.6 million and $104.5 million, respectively, were in raw materials.

NOTE 5 — DISCONTINUED OPERATIONS
On August 30, 2007, the Company’s board of directors approved a plan to sell a division (the “Division”) which is involved with the buying, selling and distribution of nonferrous metals, namely copper, aluminum and stainless steel semi-finished products. The Company expected the sale to be completed in fiscal 2008, however, circumstances changed and the Division was not sold in fiscal 2008 though it did begin the process of curtailing its operations. The Company expects the majority of product lines of this Division to be sold, absorbed by other divisions of the Company or liquidated during fiscal 2009. In connection with the closure, the Division established a $2.4 million reserve for the termination of the office lease during the third quarter of 2009. During the three and nine months ended May 31, 2009, the Division recorded LIFO income of $5.5 million and $24.9 million, respectively, as compared to LIFO income of $0.4 million and $6.3 million for the three and nine months ended May 31, 2008, respectively.
The Division is in the International Fabrication and Distribution segment. Financial information for the Division is as follows:

	May 31,	August 31,
(in thousands)	2009	2008

Current assets	$9,275	$83,048
Noncurrent assets	2,643	2,650
Current liabilities	11,209	31,258
Noncurrent liabilities	438	580

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
(in thousands)	2009	2008	2009	2008

Revenue	$9,085	$85,716	$90,447	$255,863
Earnings (loss) before taxes	(4,165)	1,501	4,024	3,722
NOTE 6 — CREDIT ARRANGEMENTS
At May 31, 2009, and August 31, 2008, no borrowings were outstanding under the commercial paper program or related revolving credit agreements. The Company was in compliance with the covenants related to the revolving credit facility at May 31, 2009.
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
Long-term debt was as follows:

	May 31,	August 31,
(in thousands)	2009	2008

6.75% notes due February 2009	$—	$100,000
5.625% notes due November 2013	200,000	200,000
6.50% notes due July 2017	400,000	400,000
7.35% notes due August 2018	500,000	500,000
CMCZ term note due May 2013	78,444	77,037
CMCP term note due August 2013	18,827	17,608
Other, including equipment notes	10,975	9,215

	1,208,246	1,303,860
Less current maturities	23,647	106,327

	$1,184,599	$1,197,533

The 5.625% notes due November 2013, 6.50% notes due July 2017 and the 7.35% notes due August 2018 require compliance with debt covenants on a quarterly basis. As of May 31, 2009, the Company was in compliance with all debt requirements for these notes. The CMC Zawiercie (“CMCZ”) and CMC Poland (“CMCP”) notes require compliance with debt covenants on a semiannual basis, every February and August. Interest on the notes is payable quarterly, except for the CMCZ and CMCP notes, which is payable semiannually.

In February 2009, the Company repaid the $100 million of 6.75% coupon rate notes.
CMCZ had a revolving credit facility with maximum borrowings of PLN 100 million. As of May 31, 2009, no amounts were outstanding under this facility. This facility expired on June 3, 2009. CMCZ intends to enter into a new revolving credit facility in fiscal 2010.
CMCZ has a five year term note of PLN 400 million ($125.5 million) with a group of four banks. At May 31, 2009, the notes had an outstanding balance of PLN 250 million ($78.4 million). The note has scheduled principal and interest payments in 15 equal quarterly installments beginning in November 2009. Interest is accrued at the Warsaw Interbank Offered Rate (“WIBOR”) plus 0.79%. The weighted average rate at May 31, 2009 was 6.1%. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt.
CMCP has a five year term note of PLN 80 million ($25.1 million) with two banks. At May 31, 2009, the notes had an outstanding balance of PLN 60 million ($18.8 million). The note has scheduled principal and interest payments in 17 equal quarterly installments beginning in August 2009. The interest rate is variable based on the WIBOR, plus an applicable margin. The weighted average rate at May 31, 2009 was 6.3%. The term note is guaranteed by Commercial Metals International.
CMCP owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMCP issued equipment notes under a term agreement dated September 2005 with PLN 8.9 million ($2.8 million) outstanding at May 31, 2009. Installment payments under these notes are due through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus an applicable margin. The weighted average rate at May 31, 2009 was 5.2%. The notes are secured by shredder equipment.
CMC Sisak had current notes to banks with maximum borrowings of HRK 140 million. The outstanding balance in the amount of $24.8 million was repaid in December 2008.
Interest of $8.2 million and $4.4 million was capitalized in the cost of property, plant and equipment constructed in the nine months ended May 31, 2009 and May 31, 2008, respectively. Interest of $59.0 million and $40.6 million was paid in the nine months ended May 31, 2009 and May 31, 2008, respectively.
NOTE 7 — INCOME TAXES
The Company paid $25.5 million and $104.0 million in income taxes during the nine months ended May 31, 2009 and May 31, 2008, respectively.
Reconciliations of the United States statutory rates to the Company’s effective tax rates from continuing operations were as follows:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008

Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	138.2	1.2	23.7	1.9
Foreign rate differential	197.0	(3.1)	30.8	(2.4)
Domestic production activity deduction	(77.5)	(0.7)	(8.4)	(0.9)
Other	64.2	(0.2)	2.3	(0.1)

Effective rate	356.9%	32.2%	83.4%	33.5%

The tax rate for the three and nine months ended May 31, 2009 varies significantly from the Company’s statutory rate due to the global downturn where our lower tax rate jurisdictions (predominately international) are incurring losses and our higher tax rate jurisdictions are generating income. Other items impacting the rate include permanent differences of nondeductible items and discrete items that have a greater impact at lower levels of pre-tax income.
The Company accounts for uncertainty in income taxes in accordance with FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”). As of May 31, 2009, the reserve for unrecognized tax benefits was $4.1 million exclusive of interest and penalties. If recognized, $1.9 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes. During the third quarter of 2009, the Company recorded a decrease in FIN 48 liabilities of $0.8 million, which related to state income tax filings. In addition, the corresponding deferred tax asset associated with the benefit relating to state income tax expense was also reduced by $0.3 million in the consolidated balance sheet.

The Company classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. At May 31, 2009, before any tax benefits, the Company had $1.9 million of accrued interest and penalties on unrecognized tax benefits. During the nine months ended May 31, 2009, the Company recognized an increase to interest expense of $0.8 million and statutory penalties of $0.4 million.
During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings up to $2.0 million.
Open tax years subject to examination are as follows:
U.S Federal — 2006 and forward
U.S. States — 2005 and forward
Foreign — 2001 and forward
During the nine months ended May 31, 2009, the Company received a refund from the Internal Revenue Service (“IRS”) relating to the fiscal year ended August 31, 2002 in the amount of $2.1 million which included interest of $0.4 million. In addition, the Company filed an amended return for the fiscal year ended August 31, 2005 reflecting a $0.8 million refund due to the Company. The IRS is currently examining the Company’s federal tax return for fiscal year 2006. The Company believes the recorded tax liabilities as of May 31, 2009 are sufficient, and the Company does not anticipate material adjustments to be made by the IRS upon the completion of their examination.
NOTE 8 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
In calculating earnings per share, there were no adjustments to net earnings (loss) to arrive at earnings for any years presented. The reconciliation of the denominators of the earnings (loss) per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008

Shares outstanding for basic earnings per share	112,191,349	113,607,049	112,398,000	115,438,369
Effect of dilutive securities:
Stock based incentive/purchase plans	—	2,483,320	1,457,406	2,725,368

Shares outstanding for diluted earnings per share	112,191,349	116,090,369	113,855,406	118,163,737

For the three months ended May 31, 2009, no stock options, restricted stock, or SARs were included in the calculation of dilutive shares because the Company reported a loss from continuing operations. For the nine months ended May 31, 2009 and May 31, 2008, stock options and SARs of 2.9 million and 2.4 million, respectively, were antidilutive and therefore excluded from the calculation of diluted earnings per share. All stock options and SARs expire by 2016.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
For the nine months ended May 31, 2009, the Company purchased 1,752,900 common shares for treasury. The Company’s board of directors authorized the purchase of an additional 10,000,000 shares on October 21, 2008 and the Company had remaining authorization to purchase 8,259,647 of its common stock at May 31, 2009.
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
The Company’s worldwide operations and product lines expose it to risks from fluctuations in metals commodity prices, foreign currency exchange rates and natural gas prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity futures contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated increase of operating cost due to the volatility of natural gas prices. Also, when sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates.
The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.
Gross foreign currency exchange contract commitments as of May 31, 2009 (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount

AUD	34	EUR	19
AUD	110,363	USD	82,444
EUR	13	USD	18
GBP	1,091	EUR	1,237
GBP	46	USD	74
HRK*	69,152	USD	11,950
PLN	386,165	EUR	93,639
PLN	143,058	USD	43,321
SGD**	5,961	USD	4,100
USD	19,368	EUR	13,799
USD	33,087	GBP	20,500
USD	1,183	JPY	113,456
USD	998	PLN	3,318
USD	827	SGD**	1,200

*	Croatian kuna

**	Singapore dollar
Commodity contract commitments as of May 31, 2009:

Commodity	Long/Short	Total
Aluminum	Long	8,225 MT
Aluminum	Short	650 MT
Copper	Long	1,225 MT
Copper	Short	6,602 MT
Natural Gas	Long	130,000 MMBtu

•	MT = Metric Ton

•	MMBtu = One million British thermal units
The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three and nine months ended May 31, 2009. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands):

Derivatives Not Designated as Hedging		Three Months Ended	Nine Months Ended
Instruments	Location	May 31, 2009	May 31, 2009

Commodity	Cost of goods sold	$6,164	$16,551
Foreign exchange	Net sales	(12,794)	86
Foreign exchange	Cost of goods sold	(66)	(66)
Foreign exchange	SG&A expenses	1,475	(6,770)
Other	Cost of goods sold	(366)	(702)
Other	SG&A expenses	287	(220)

Gain (loss) recognized into operations before taxes		$(5,300)	$8,879

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged item (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items mainly relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging		Three Months Ended	Nine Months Ended
Instruments	Location	May 31, 2009	May 31, 2009

Foreign exchange	Cost of goods sold	$(857)	$3,954
Foreign exchange	SG&A expenses	4,672	54,355

Gain recognized into operations before taxes		$3,815	$58,309

Hedged (Underlying) Items Designated as Fair		Three Months Ended	Nine Months Ended
Value Hedging Instruments	Location	May 31, 2009	May 31, 2009

Foreign exchange	Net sales	$233	$(3,947)
Foreign exchange	SG&A expenses	(3,895)	(54,288)

Loss recognized into operations before taxes		$(3,662)	$(58,235)

Effective Portion of Derivatives Designated as	Three Months Ended	Nine Months Ended
Cash Flow Hedging Instruments	May 31, 2009	May 31, 2009

Commodity	$403	$(291)
Foreign exchange	(3,502)	10,160

Gain (loss) recognized in accumulated other comprehensive income (loss), net of taxes	$(3,099)	$9,869

Effective Portion of Derivatives Designated as		Three Months Ended	Nine Months Ended
Cash Flow Hedging Instruments	Location	May 31, 2009	May 31, 2009

Commodity	Cost of goods sold	$(482)	$(369)
Foreign exchange	Net sales	(12)	(92)
Foreign exchange	SG&A expenses	(689)	(689)
Interest rate	Interest expense	115	344

Loss reclassified from accumulated other comprehensive income (loss) into operations, net of taxes		$(1,068)	$(806)

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets (in thousands):

May 31, 2009

Commodity — not designated	$733
Foreign exchange — designated	7,567
Foreign exchange — not designated	3,513

Derivative assets (other current assets)*	$11,813

May 31, 2009

Commodity — designated	$7
Commodity — not designated	11,360
Foreign exchange — designated	7,688
Foreign exchange — not designated	2,513

Derivative liabilities (accrued expenses and other payables)*	$21,568

*	Derivative assets and liabilities disclosed under SFAS 161 do not include the hedged (underlying) items designated as fair value hedges.

During the twelve months following May 31, 2009, $0.3 million in gains related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings (loss) as the related transactions mature and the assets are placed into service. Also, an additional $0.5 million in gains will be reclassified as interest income related to an interest rate lock.
As of May 31, 2009, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within five months.
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
On September 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. The adoption of SFAS 157 did not have any impact on the Company’s consolidated financial statements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the potential impact of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities on the consolidated financial statements which is effective for the first quarter of fiscal 2010.
SFAS 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement.
The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	May 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$401,445	$401,445	$—	$—
Derivative assets	11,813	—	11,813	—
Nonqualified benefit plan assets *	52,958	—	52,958	—
Derivative liabilities	21,568	—	21,568	—
Nonqualified benefit plan liabilities *	90,353	—	90,353	—

*	The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds.
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
Guarantees In February 2007, the Company entered into a guarantee agreement with a bank in connection with a credit facility granted by the bank to a supplier of the Company. The fair value of the guarantee is negligible. As of May 31, 2009, the maximum credit facility with the bank was $80 million and the maximum Company exposure was $2.7 million.

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
The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States including the scrap processing facilities which directly support the Company’s domestic steel mills. The Americas Mills segment includes the Company’s domestic steel minimills and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel minimills because it has similar economic characteristics. The Americas Fabrication and Distribution segment includes the Company’s rebar and joist and deck fabrication operations, fence post manufacturing plants, construction-related and other products facilities. Additionally, the Americas Fabrication and Distribution includes the CMC Dallas Trading division which markets and distributes steel semi-finished long and flat products into the Americas from a diverse base of international and domestic sources. The International Mills segment includes the minimills in Poland and Croatia and subsidiaries in Poland which have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from that of the Company’s domestic minimills. International Fabrication and Distribution includes international operations for the sales, distribution and processing of both ferrous and nonferrous metals and other industrial products in addition to rebar fabrication operations in Europe. The domestic and international distribution operations consist only of physical transactions and not positions taken for speculation. Corporate contains expenses of the Company’s corporate headquarters, expenses related to its deployment of SAP, and interest expense relating to its long-term public debt and commercial paper program.
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
The following is a summary of certain financial information by reportable segment:

	Three Months Ended May 31, 2009
	Americas			International
			Fabrication		Fabrication		Eliminations/
			and		and		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$116,818	$162,806	$482,976	$103,258	$470,533	$13,274	$(9,085)	$1,340,580
Intersegment sales	35,621	114,021	1,438	44,524	4,290	—	(199,894)	—
Net sales	152,439	276,827	484,414	147,782	474,823	13,274	(208,979)	1,340,580
Adjusted operating profit (loss)	(6,712)	42,066	17,714	(17,687)	(10,126)	(17,824)	12,177	19,608

	Three Months Ended May 31, 2008
	Americas			International
			Fabrication		Fabrication		Eliminations/
			and		and		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$507,881	$387,197	$749,007	$269,664	$1,078,072	$4,625	$(85,716)	$2,910,730
Intersegment sales	120,736	132,355	2,862	71,810	12,325	—	(340,088)	—
Net sales	628,617	519,552	751,869	341,474	1,090,397	4,625	(425,804)	2,910,730
Adjusted operating profit (loss)	50,371	34,044	(22,291)	30,656	40,342	(30,792)	4,684	107,014

	Nine Months Ended May 31, 2009
	Americas			International
			Fabrication		Fabrication		Eliminations/
			and		and		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$439,868	$575,637	$2,077,431	$381,689	$1,962,886	$(15,484)	$(90,447)	$5,331,580
Intersegment sales	111,812	369,964	9,258	126,830	30,279	—	(648,143)	—
Net sales	551,680	945,601	2,086,689	508,519	1,993,165	(15,484)	(738,590)	5,331,580
Adjusted operating profit (loss)	(70,843)	233,851	101,314	(58,746)	(7,079)	(60,417)	(3,583)	134,497
Goodwill	7,467	—	58,878	857	6,498	—	—	73,700
Total assets (1)	228,175	569,335	1,105,982	492,237	633,105	653,127	—	3,681,961

	Nine Months Ended May 31, 2008
	Americas			International
			Fabrication		Fabrication		Eliminations/
			and		and		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$1,277,251	$994,772	$2,021,253	$669,921	$2,569,027	$4,541	$(255,863)	$7,280,902
Intersegment sales	254,761	395,380	8,806	85,617	31,295	—	(775,859)	—
Net sales	1,532,012	1,390,152	2,030,059	755,538	2,600,322	4,541	(1,031,722)	7,280,902
Adjusted operating profit (loss)	92,882	158,520	507	39,730	88,609	(76,433)	1,821	305,636
Goodwill	7,467	—	29,830	—	4,421	—	—	41,718
Total assets	416,995	605,456	1,188,925	617,775	1,040,205	249,320	—	4,118,676

(1)	Total assets decreased from May 31, 2008 due to a reduction in accounts receivable and inventories in all of our segments. Corporate total assets increased due to higher cash equivalent balances of $395 million from May 31, 2008.
The following table provides a reconciliation of consolidated adjusted operating profit to net earnings (loss):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
(in thousands)	2009	2008	2009	2008

Net earnings (loss)	$(13,077)	$59,484	$13,622	$168,423
Minority interests (benefit)	(370)	277	(487)	540
Income taxes	13,580	28,529	54,576	86,075
Interest expense	18,482	15,909	62,874	42,278
Discounts on sales of accounts receivable	993	2,815	3,912	8,320

Adjusted operating profit	$19,608	$107,014	$134,497	$305,636
Adjusted operating profit (loss) from discontinued operations	(4,148)	1,786	4,587	4,615

Adjusted operating profit from continuing operations	$23,756	$105,228	$129,910	$301,021

The following presents external net sales by major product and geographic area for the Company:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
(in thousands)	2009	2008	2009	2008

Major product information:
Steel products	$944,470	$1,780,301	$3,727,089	$4,542,625
Industrial materials	125,805	409,239	738,443	904,186
Nonferrous scrap	99,228	286,856	288,173	728,637
Construction materials	70,130	85,758	225,549	232,930
Ferrous scrap	36,008	239,140	181,685	573,643
Non-ferrous products	35,157	71,190	112,264	218,678
Other	29,782	38,246	58,377	80,203

Net sales*	$1,340,580	$2,910,730	$5,331,580	$7,280,902

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
(in thousands)	2009	2008	2009	2008

Geographic area:
United States	$770,123	$1,594,965	$3,269,635	$4,144,725
Europe	242,485	682,390	999,966	1,658,419
Asia	169,955	297,199	488,532	686,772
Australia/New Zealand	104,790	161,175	411,956	434,074
Other	53,227	175,001	161,491	356,912

Net sales*	$1,340,580	$2,910,730	$5,331,580	$7,280,902

*	Excludes a division classified as discontinued operations. See Note 5.
NOTE 13 — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. The following presents related party transactions:

	Nine Months Ended
	May 31,	May 31,
(in thousands)	2009	2008

Sales	$229,565	$278,695
Purchases	266,741	300,230

	May 31,	August 31,
(in thousands)	2009	2008

Accounts Receivable	$30,412	$46,594
Accounts Payable	19,451	35,314

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
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	May 31,	May 31,	Decrease	May 31,	May 31,	Decrease
(in millions)	2009	2008	%	2009	2008	%
Net sales*	$1,340.6	$2,910.7	(54%)	$5,331.6	$7,280.9	(27%)
Net earnings (loss)	(13.1)	59.5	(122%)	13.6	168.4	(92%)
EBITDA	56.4	136.6	(59%)	247.1	393.4	(37%)

*	Excludes the net sales of a division classified as discontinued operations.
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

	Three Months Ended		Increase	Nine Months Ended		Increase
	May 31,	May 31,	(Decrease)	May 31,	May 31,	(Decrease)
(in millions)	2009	2008	%	2009	2008	%
Net earnings (loss)	$(13.1)	$59.5	(122%)	$13.6	$168.4	(92%)
Interest expense	18.5	15.9	16%	62.9	42.3	49%
Income taxes	13.6	28.5	(52%)	54.6	86.1	(37%)
Depreciation and amortization	37.4	32.7	14%	116.0	96.6	20%

EBITDA	$56.4	$136.6	(59%)	$247.1	$393.4	(37%)
EBITDA from discontinued operations	(4.1)	1.9	(316%)	4.8	4.8	0%

EBITDA from continuing operations	$60.5	$134.7	(55%)	$242.3	$388.6	(38%)
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
The following events and performances had a significant impact during our third quarter ended May 31, 2009:
•	In response to price declines, demand destruction, and a global liquidity and credit crisis, we recorded the following consolidated expenses during the third quarter: lower of cost or market inventory adjustments of $27.0 million, other charges relating to contractual noncompliance of $8.9 million, bad debt expense of $10.2 million and severance costs of $2.8 million.

•	We experienced volatile foreign exchange rates during the third quarter of 2009 which resulted in a decrease in operating loss of approximately $9 million.

•	We continued to focus on liquidity and working capital which resulted in cash flows provided by operating activities of $380 million during the third quarter of 2009 and an increase in our cash and cash equivalents to $441 million.

•	We recorded pre-tax LIFO income of $45.3 million (after tax of $0.26 per share) for the third quarter of 2009 compared to pre-tax LIFO expense $127.2 million (after tax of $0.71 per diluted share) for the third quarter of 2008.

•	Net sales of the Americas Recycling segment decreased 76% and adjusted operating profit (loss) decreased by $57.1 million compared to the prior year’s third quarter primarily due to weak demand resulting in a decline in both prices and shipments during the quarter.

•	Net sales of the Americas Mills segment decreased 47% from the prior year’s third quarter due to the decrease in the average selling price and a decline in shipments, while adjusted operating profit increased 24% from the prior year’s third quarter primarily due to pre-tax LIFO income.

•	Our Americas Fabrication and Distribution segment showed a 36% decrease in sales primarily from a decline in shipments but a $40.0 million increase in adjusted operating profit (loss) over the prior year’s third quarter attributable to pre-tax LIFO income and margin expansion from the deflation in material costs.

•	Our International Mills segment showed a 57% decline in net sales and a $48.3 million decrease in adjusted operating profit (loss) compared to the prior year’s third quarter due primarily from rapidly falling sales prices within weak international steel markets, metal margin compression, mill start-up costs and lower of cost or market inventory adjustments.

•	Our International Fabrication and Distribution segment showed a 56% decline in net sales and a $50.5 million decrease in adjusted operating profit (loss) compared to the prior year’s third quarter due primarily from reductions in market demand and inventory valuation adjustments due to declining prices.

•	Expense of $10.8 million and capital expenditures of $5.6 million were recorded as compared to expense of $18.2 million and capital expenditures of $8.7 million during the third quarter of 2008 related to the global implementation of SAP.
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
The following table shows net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended		Increase	Nine Months Ended		Increase
	May 31,	May 31,	(Decrease)	May 31,	May 31,	(Decrease)
(in thousands)	2009	2008	%	2009	2008	%
Net sales:
Americas Recycling	$152,439	$628,617	(76%)	$551,680	$1,532,012	(64%)
Americas Mills	276,827	519,552	(47%)	945,601	1,390,152	(32%)
Americas Fabrication and Distribution	484,414	751,869	(36%)	2,086,689	2,030,059	3%
International Mills	147,782	341,474	(57%)	508,519	755,538	(33%)
International Fabrication and Distribution	474,823	1,090,397	(56%)	1,993,165	2,600,322	(23%)
Corporate	13,274	4,625	187%	(15,484)	4,541	(441%)
Eliminations/Discontinued Operations	(208,979)	(425,804)	51%	(738,590)	(1,031,722)	28%

	$1,340,580	$2,910,730	(54%)	$5,331,580	$7,280,902	(27%)

	Three Months Ended		Increase	Nine Months Ended		Increase
	May 31,	May 31,	(Decrease)	May 31,	May 31,	(Decrease)
(in thousands)	2009	2008	%	2009	2008	%
Adjusted operating profit (loss):
Americas Recycling	$(6,712)	$50,371	(113%)	$(70,843)	$92,882	(176%)
Americas Mills	42,066	34,044	24%	233,851	158,520	48%
Americas Fabrication and Distribution	17,714	(22,291)	179%	101,314	507	19,883%
International Mills	(17,687)	30,656	(158%)	(58,746)	39,730	(248%)
International Fabrication and Distribution	(10,126)	40,342	(125%)	(7,079)	88,609	(108%)
Corporate	(17,824)	(30,792)	42%	(60,417)	(76,433)	21%
Eliminations	12,177	4,684	160%	(3,583)	1,821	(297%)
LIFO Impact on Adjusted Operating Profit (Loss) LIFO is an inventory costing method that assumes the most recent inventory purchases or goods manufactured are sold first. This results in current sales prices offset against current inventory costs. In periods of rising prices it has the effect of eliminating inflationary profits from net income. In periods of declining prices it has the effect of eliminating deflationary losses from net income. In either case the goal is to reflect economic profit. The table below reflects LIFO income or (expense) representing decreases or (increases) in the LIFO inventory reserve. International Mills is not included in this table as it uses FIFO valuation exclusively for its inventory:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
(in thousands)	2009	2008	2009	2008
Americas Recycling	$2,004	$(15,187)	$35,302	$(21,988)
Americas Mills	16,442	(55,327)	144,254	(69,657)
Americas Fabrication and Distribution	19,000	(57,023)	73,145	(96,490)
International Fabrication and Distribution*	7,832	385	30,375	6,291

Consolidated increase (decrease) to adjusted profit before tax	$45,278	$(127,152)	$283,076	$(181,844)

*	LIFO income includes a division classified as discontinued operations.
Americas Recycling During the third quarter of 2009, this segment continued to experience a decline in scrap prices and market demand resulting in a decline in net sales and adjusted operating profit (loss). The decline in metal margins for both ferrous and nonferrous was two-thirds attributable to volume and one-third to price as compared to the third quarter of 2008. Ferrous scrap prices began showing signs of stability as the third quarter did not exhibit tremendous volatility as seen in previous quarters. Nonferrous prices declined as compared to the third quarter of 2008 but based on a recovery in copper pricing increased 20% as compared to the second quarter of 2009.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended				Nine Months Ended
	May 31,	May 31,	Decrease		May 31,	May 31,	Decrease
	2009	2008	Amount	%	2009	2008	Amount	%
Average ferrous sales price	$146	$398	$(252)	(63%)	$177	$310	$(133)	(43%)
Average nonferrous sales price	1,556	3,270	(1,714)	(52%)	1,767	2,989	(1,222)	(41%)
Ferrous tons shipped	371	811	(440)	(54%)	1,304	2,271	(967)	(43%)
Nonferrous tons shipped	50	78	(28)	(36%)	147	226	(79)	(35%)
Total volume processed and shipped	424	900	(476)	(53%)	1,463	2,520	(1,057)	(42%)
Americas Mills We include our four domestic steel minimills and our copper tube minimill in our Americas Mills segment. While this segment had a decrease in net sales for the three and nine months of 2009 as compared to the same periods last year, adjusted operating profit increased due to pre-tax LIFO income recorded for the three and nine months of 2009 as compared to pre-tax LIFO expense during the three and nine months of 2008.
Within the segment, the steel mills adjusted operating profit was $39.2 million for the third quarter of 2009 as compared to $33.3 million from the prior year’s third quarter. Metal margins, though still at historically strong levels, eroded from the second quarter of 2009. Tons shipped declined as compared to the third quarter of 2008 but increased 9% as compared to the second quarter of 2009, which is more likely seasonal rather than sustainable demand. Our mills ran at 58% of utilization this quarter which was higher than utilization in the second quarter of 2009. We rolled approximately 15% less than we shipped in every quarter this year as we reduced inventories to meet lagging demand. Rebar accounted for 58% of tonnage shipped, a consistent percentage throughout the year. The price premium of merchant bar over reinforcing bar averaged $154 per ton, down $103 per ton from the second quarter of 2009. Lower production rates as well as price decreases in some alloys and natural gas rates resulted in an overall decrease of $22.7 million in electrode, alloys, and energy costs. We have invested $133.5 million of the expected $175 million total cost for our micro mill project in Arizona.

The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended				Nine Months Ended
	May 31,	May 31,	Increase (Decrease)		May 31,	May 31,	Increase (Decrease)
	2009	2008	Amount	%	2009	2008	Amount	%
Average mill selling price (finished goods)	$583	$749	$(166)	(22%)	$694	$677	$17	3%
Average mill selling price (total sales)	564	718	(154)	(21%)	673	643	30	5%
Average cost of ferrous scrap consumed	199	399	(200)	(50%)	251	316	(65)	(21%)
Average FIFO metal margin	365	319	46	14%	422	327	95	29%
Average ferrous scrap purchase price	152	382	(230)	(60%)	193	301	(108)	(36%)
The table below reflects our domestic steel minimills’ operating statistics (short tons in thousands):

	Three Months Ended				Nine Months Ended
	May 31,	May 31,	Decrease		May 31,	May 31,	Decrease
	2009	2008	Amount	%	2009	2008	Amount	%
Tons melted	396	634	(238)	(38%)	1,130	1,778	(648)	(36%)
Tons rolled	365	564	(199)	(35%)	1,049	1,555	(506)	(33%)
Tons shipped	427	673	(246)	(37%)	1,250	1,897	(647)	(34%)
Our copper tube minimill’s adjusted operating profit for the third quarter of 2009 increased $2.2 million to $2.9 million, compared to the third quarter of 2008, due to a decrease in pre-tax LIFO expense of $9.9 million over the prior year’s third quarter offset against declining prices. The remaining strength in construction is found in education and healthcare.
The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended				Nine Months Ended
	May 31,	May 31,	Increase (Decrease)		May 31,	May 31,	Decrease
(pounds in millions)	2009	2008	Amount	%	2009	2008	Amount	%
Pounds shipped	14.2	13.3	0.9	7%	35.4	39.5	(4.1)	(10%)
Pounds produced	13.7	12.7	1.0	8%	33.2	37.1	(3.9)	(11%)
Average copper selling price	$2.48	$4.71	$(2.23)	(47%)	$2.85	$4.28	$(1.43)	(33%)
Average copper scrap production cost	$1.46	$2.97	$(1.51)	(51%)	$1.87	$3.08	$(1.21)	(39%)
Average copper metal margin	$1.02	$1.74	$(0.72)	(41%)	$0.98	$1.20	$(0.22)	(18%)
Average copper scrap purchase price	$1.80	$3.59	$(1.79)	(50%)	$2.03	$3.33	$(1.30)	(39%)
Americas Fabrication and Distribution Consistent with the trend during 2009, fabrication, rebar, structural, decking, and construction services were profitable, but post and joist incurred losses. Profits were attributable to margin improvements on lower material costs supplying relatively high-priced backlog shipments. Losses in post operations were caused by high-priced raw material in inventory running through production and fierce competition for dwindling tons in joist operations. The composite average fabrication selling price was $1,071 per ton, flat with last year’s third quarter, but down $172 per ton from the second quarter of 2009. Our domestic steel import and distribution business incurred substantial losses. The decline in spot pricing coupled with customer liquidity issues has led to unprecedented and unwarranted contract cancellations, market claims, price negotiations and unanticipated inventory positions resulting in charges of approximately $16.1 million during the third quarter. Rebar shipments have been positively impacted by recent acquisitions of CMC Coating and CMC Regional Steel.

The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended		Increase		Nine Months Ended
	May 31,	May 31,	(Decrease)		May 31,	May 31,	Increase
Average selling price*	2009	2008	Amount	%	2009	2008	Amount	%
Rebar	$924	$919	$5	1%	$1,036	$881	$155	18%
Joist	1,457	1,307	150	11%	1,509	1,304	205	16%
Structural	2,811	2,843	(32)	(1%)	3,198	2,589	609	24%
Post	941	807	134	17%	1,000	766	234	31%
Deck	1,521	1,295	226	17%	1,569	1,274	295	23%

*	Excludes stock and buyout sales.

	Three Months Ended				Nine Months Ended
	May 31,	May 31,	Decrease		May 31,	May 31,	Decrease
Tons shipped (in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
Rebar	236	278	(42)	(15%)	766	766	—	0%
Joist	30	59	(29)	(49%)	131	187	(56)	(30%)
Structural	12	23	(11)	(48%)	57	60	(3)	(5%)
Post	22	32	(10)	(31%)	48	77	(29)	(38%)
Deck	27	60	(33)	(55%)	98	166	(68)	(41%)
International Mills Weak international steel markets, metal margin compression, mill start-up costs and lower of cost or market inventory adjustments caused by rapidly falling sales prices resulted in an adjusted operating loss for this segment for the three and nine months ended May 31, 2009. The Polish zloty and Croatian kuna strengthened against both the U.S. dollar and euro during the third quarter. The effect of volatile foreign exchange rates during the third quarter of 2009 as compared to 2008 decreased operating loss by approximately $6 million. CMC Zawiercie (“CMCZ”) had an adjusted operating loss of $9.2 million during the third quarter 2009 compared to an adjusted operating profit of $36.3 million during the third quarter 2008 primarily due to compressed metal margins as the volumes were constant with last year. Shipments included 69 thousand tons of billets compared to 82 thousand tons of billets in the prior year’s third quarter. We successfully rolled 14 thousand tons of material on our newly commissioned wire rod block and we will continue to trial different sizes and grades incurring additional start-up costs during the fourth quarter.
The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

	Three Months Ended							Nine Months Ended
	May 31,		May 31,		Decrease			May 31,		May 31,		Decrease
	2009		2008		Amount		%	2009		2008		Amount		%
Tons melted	324		428			(104)	(24%)	857		1,107			(250)	(23%)
Tons rolled	253		284			(31)	(11%)	716		834			(118)	(14%)
Tons shipped	328		339			(11)	(3%)	860		1,010			(150)	(15%)
Average mill selling price (total sales)	1,172	PLN	1,708	PLN	(536	) PLN	(31%)	1,440	PLN	1,533	PLN	(93	) PLN	(6%)
Average ferrous scrap production cost	695	PLN	1,039	PLN	(344	) PLN	(33%)	822	PLN	908	PLN	(86	) PLN	(9%)
Average metal margin	477	PLN	669	PLN	(192	) PLN	(29%)	618	PLN	625	PLN	(7	) PLN	(1%)
Average ferrous scrap purchase price	553	PLN	878	PLN	(325	) PLN	(37%)	626	PLN	812	PLN	(186	) PLN	(23%)
Average mill selling price (total sales)	$351		$771			$(420)	(54%)	$494		$644			$(150)	(23%)
Average ferrous scrap production cost	$206		$467			$(261)	(56%)	$266		$374			$(108)	(29%)
Average metal margin	$145		$304			$(159)	(52%)	$228		$270			$(42)	(16%)
Average ferrous scrap purchase price	$165		$395			$(230)	(58%)	$210		$334			$(124)	(37%)

PLN — Polish zlotys
CMC Sisak (“CMCS”) reported an adjusting operating loss of $8.5 million for the third quarter of 2009 as compared to an adjusted operating loss of $5.6 million in the third quarter of 2008 primarily due to a decreased demand and inventory valuation adjustments. CMCS produced 21 thousand tons and sold a quarterly record 22 thousand tons during the third quarter as compared to 22 thousand tons produced and 19 thousand tons sold during the prior year’s third quarter. Our yields have steadily improved during the year and we have successfully completed castings of all major sizes of billets from phase one of our updated melt shop. The installation of the renovated furnace is underway and should be completed late in calendar 2009. The turnaround at CMCS is contingent upon the successful completion of our capital expenditure programs for a replacement furnace and improvements to the continuous caster.
International Fabrication and Distribution This segment’s net sales and adjusted operating profit (loss) decreased for the third quarter of 2009 driven by reduced market demand and inventory valuation adjustments as pricing fell during 2009 offset by pre-tax LIFO income primarily related to a division classified as a discontinued operation. The downturn in steel markets is most pronounced in Western Europe and is now impacting Australia. Parts of Asia, primarily China, appear to be showing signs of recovery. The effect of volatile foreign exchange rates decreased operating loss by approximately $3 million during the third quarter of 2009. The global financial crisis contributed to customer noncompliance with contracts, market claims and price renegotiation. Additionally, demand was negatively impacted as customers were not willing to be exposed to lead times for imported material in the volatile pricing environment. This segment recorded over $20 million in charges for inventory adjustments and customer non-compliance during this quarter. During the third quarter, our raw materials import business remained profitable and we opened a fabrication facility in Zyrardow, Poland, located west of Warsaw.
Corporate Our corporate expenses for the three and nine months ended May 31, 2009 decreased $13.0 million and $16.0 million, respectively, compared to the same period in the previous year, primarily due to reductions in bonus and profit sharing expenses offset by an increase in salary expense.
Discontinued Operations Adjusted operating loss for our division classified as a discontinued operation was $4.1 million for the third quarter of 2009 as compared to profit of $1.8 million for the third quarter of 2008. The change was primarily due to lower activity and ongoing closing costs, including lease termination costs of $2.4 million, offset by an increase in pre-tax LIFO income of $5.1 million over the previous year’s third quarter. This division is included in our International Fabrication and Distribution segment.
Consolidated Data On a consolidated basis, the LIFO method of inventory valuation decreased our net loss on a pre-tax basis by $45.3 million (after tax of $0.26 per share) for the third quarter of 2009 as compared to decreasing net earnings on a pre-tax basis by $127.2 million (after tax of $0.71 per diluted share) for last year’s third quarter. The LIFO method of inventory valuation increased our net earnings on a pre-tax basis by $283.1 million (after tax of $1.62 per diluted share) and decreased our net earnings on a pre-tax basis by $181.8 million (after tax of $1.00 per diluted share) for the nine months ending May 31, 2009 and May 31, 2008, respectively. Our overall selling, general and administrative expenses decreased by $20.9 million and $1.9 million, for the three and nine months ended May 31, 2009 compared to the same periods last year, primarily from a decrease in bonus and profit sharing expenses, offset by increased salary expense because of company growth, including acquisitions, increased bad debt expense and severance expense.
During the three and nine months ended May 31, 2009, our interest expense increased by $2.6 million and $20.6 million, respectively, as compared to the same periods in 2008 primarily due to the issuance of $500 million in senior unsecured notes in the fourth quarter of 2008 and increased debt outstanding internationally during the current fiscal year.
For the three and nine months ended May 31, 2009, our effective tax rate for continuing operations was 356.9% and 83.4%, respectively, compared to 32.2% and 33.5% for the same periods last year. Our effective tax rate for the third quarter and nine months ending May 31, 2009 varies significantly from our statutory rate due to lower tax rate jurisdictions (predominantly international) incurring losses, higher rate jurisdictions generating income and the effect of permanent differences having a greater impact at lower levels of pre-tax income.
OUTLOOK
We expect that market conditions in the U.S. will remain difficult for our fourth quarter and the remainder of calendar 2009. We believe we are positioned to weather the crisis due to our strong balance sheet, vertical integration and geographic dispersion. We anticipate prices will stabilize at or near current levels negating the need for further significant inventory valuation adjustments. We estimate that our domestic mills may operate around 65% of capacity in the fourth quarter. Ferrous scrap prices and volumes should increase based on improving export markets and small improvements in domestic demand. In the short term, our fabrication backlogs are likely to reduce further with additional margin pressure due to fewer jobs being awarded. Our industrial products business should remain profitable. Internationally, we are likely to see modest improvements in Poland, as well as in our operations in Asia and Australia. Overall, we anticipate our fourth quarter results to be similar to the third quarter.

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
Our sources, facilities and availability of liquidity and capital resources as of May 31, 2009 (dollars in thousands):

	Total
Source	Facility	Availability
Cash and cash equivalents	$441,389	$	N/A
Net cash flows from operating activities	668,824		N/A
Commercial paper program*	400,000		372,100
Domestic accounts receivable securitization	100,000		100,000
International accounts receivable sales facilities	270,955		148,971
Bank credit facilities — uncommitted	1,040,888		649,527
Notes due from 2013 to 2018	1,197,271		**
Trade financing arrangements	**	As required
Equipment notes	10,975		—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $27.9 million of stand-by letters of credit issued as of May 31, 2009.

**	With our investment grade credit ratings, we believe we have access to additional financing and refinancing, if needed.
Certain of our financing agreements include various covenants. Our domestic notes require compliance with covenants on a quarterly basis, which we were in compliance with as of May 31, 2009. The CMCZ and CMC Poland (“CMCP”) notes require compliance with covenants on a semiannual basis, every February and August. There are no guarantees by the Company or any of its subsidiaries for any of CMCZ’s debt. The CMCP notes are guaranteed by Commercial Metals International.
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
During the nine months ended May 31, 2009, we generated $668.8 million of cash flows from operating activities as compared to using $53.6 million in the first nine months of 2008.
Significant fluctuations in working capital were as follows:
•	Decreased accounts receivable — decreased sales and prices during the first nine months of 2009;

•	Decreased inventories — decreased inventory on hand and lower inventory costs; and

•	Decreased accounts payable— more cash was used in the first nine months of 2009 as current liabilities increased at the end of 2008 due to higher volume. Additionally, lower volume led to less purchasing of material and reduced accounts payable.
During the first nine months ended May 31, 2009, we used $288.9 million of cash flows from investing activities as compared to $256.6 million in the first nine months of 2008. We invested $290.3 million in property, plant and equipment during 2009, an increase of $63.1 million over 2008. This was offset by a $29.9 million reduction in cash used for acquisitions as we had no significant acquisitions in 2009.
We expect our total capital spending for 2009 to be approximately $395 million, including $113 million for the continued construction of the micro mill in Mesa, Arizona, $97 million to complete installation of a new flexible section mill in CMCZ and $42 million for melt shop and caster upgrades at CMCS. We continually assess our capital spending and reevaluate our requirements based upon current and expected results.
During the first nine months ended May 31, 2009, we used $151.1 million of cash flows from financing activities as compared to $44.0 million in the first nine months of 2008. The increase in cash used was primarily due to net repayments of short term borrowings and long-term debt in the first nine months of 2009 of $92.1 million as compared to net proceeds in the first nine months of 2008 of $68.0 million. During 2009, we used $18.5 million to purchase 1.8 million shares of our common stock as part of our stock repurchase program, a decrease of $133.0 million as compared to 2008. Additionally, we decreased documentary letters of credit which resulted in a use of cash of $61.1 million as compared to the same period in the prior year.
Our contractual obligations for the next twelve months of $1.0 billion are typically expenditures with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of May 31, 2009 (in thousands):

	Payments Due By Period*
		Less than			More than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
Contractual Obligations:
Long-term debt(1)	$1,208,246	$23,647	$56,280	$228,258	$900,061
Notes payable(1)	2,105	2,105	—	—	—
Interest(2)	614,034	80,025	155,072	143,027	235,910
Operating leases(3)	183,713	43,004	69,232	44,809	26,668
Purchase obligations(4)	990,007	844,977	82,835	33,731	28,464

Total contractual cash obligations	$2,998,105	$993,758	$363,419	$449,825	$1,191,103

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the May 31, 2009 consolidated balance sheet. See Note 6, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of May 31, 2009.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real estate leases in effect as of May 31, 2009.

(4)	Approximately 45% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2009, we had committed $32.0 million under these arrangements. All of the commitments expire within one year.

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
During the third quarter of 2009, the Company implemented SAP at certain domestic fabrication divisions in connection with the Company-wide rollout of SAP. The implementation resulted in modifications to internal controls over the related accounting and operating processes at these locations. We evaluated the control environment as affected by the implementation and believe our controls remained effective. We intend to implement SAP globally to most business segments within the next several years. Other than the changes mentioned above, no other changes to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008, filed October 30, 2008, with the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 included a detailed discussion of our risk factors. The information presented below updates those risk factors and should be read in conjunction with the risk factors disclosed in the Form 10-K.
POTENTIAL IMPACT OF OUR CUSTOMERS’ NON-COMPLIANCE WITH EXISTING COMMERCIAL CONTRACTS AND COMMITMENTS
Most consumers of the metals products we sell have been negatively impacted by the recession. Many of our customers have experienced reductions, some substantial, in their operations. Prices for many of the metals products we sell have declined, some substantially. These factors have contributed to attempts by some customers to seek renegotiation or cancellation of their existing purchase commitments. Some of our customers have breached previously agreed upon contracts to buy our products by refusing delivery of the products. Where appropriate we have and will in the future pursue litigation to recover our damages resulting from customer contract defaults. If a large number of our customers default on existing contractual obligations to purchase our products this could have a material impact on our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			As Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
As of March 1, 2009				8,259,647 (1)
March 1 – March 31, 2009	—	—	—	—
April – April 30, 2009	—	—	—	—
May 1 – May 31, 2009	—	—	—	—
As of May 31, 2009	—	—	—	8,259,647 (1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced October 21, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not. Applicable
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

COMMERCIAL METALS COMPANY
/s/ William B. Larson
July 8, 2009	William B. Larson
Senior Vice President & Chief Financial Officer

/s/ Leon K. Rusch
July 8, 2009	Leon K. Rusch
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).