Form 10-K
period 2009-08-31
COMMERCIAL METALS CO
filed 2009-10-30
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                                       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

“The aggregate market value of the common stock on February 27, 2009, held by non-affiliates of the registrant, based on the closing price of $10.21 per share on February 27, 2009, on the New York Stock Exchange was approximately $1,122,561,086. (For purposes of determination of this amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)”

The number of shares outstanding of common stock as of October 26, 2009, was 112,631,450.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated by reference into the listed Part of Form 10-K:

Registrant’s definitive proxy statement for the annual meeting of stockholders to be held January 28, 2010 — Part III

COMMERCIAL METALS COMPANY

PART I		3
Item 1:	Business	3
Item 1A:	Risk Factors	12
Item 1B:	Unresolved Staff Comments	19
Item 2:	Properties	19
Item 3:	Legal Proceedings	20
Item 4:	Submission of Matters to a Vote of Security Holders	20
PART II		21
Item 5:	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6:	Selected Financial Data	24
Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operation	24
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk	40
Item 8:	Financial Statements and Supplementary Data	42
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A:	Controls and Procedures	70
Item 9B:	Other Information	71
PART III		71
Item 10:	Directors and Executive Officers of the Registrant	71
Item 11:	Executive Compensation	72
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72
Item 13:	Certain Relationships and Related Transactions	72
Item 14:	Principal Accountant Fees and Services	72
PART IV		72
Item 15:	Exhibits, Financial Statement Schedules	72
	Signatures	77
EX-3.(I)
EX-3.(I)(A)
EX-3.(I)(B)
EX-3.(II)
EX-4.(I)(E)
EX-10.(I)(A)
EX-10.(I)(C)
EX-10.(III)(D)
EX-10.(III)(E)
EX-10.(III)(G)
EX-10.(III)(Q)
EX-12
EX-21
EX-23
EX-31.(A)
EX-31.(B)
EX-32.(A)
EX-32.(B)

PART I
ITEM 1. BUSINESS
GENERAL
     We recycle, manufacture, fabricate and distribute steel and metal products and related materials and services through a network of locations throughout the United States and Internationally. Effective at the beginning of our 2008 fiscal year we realigned the management of our businesses into two operating divisions — the CMC Americas Division and the CMC International Division. We consider our business to be organized into five segments: Americas Recycling, Americas Mills, Americas Fabrication and Distribution, all operating as part of the CMC Americas Division, with the CMC International Division comprised of two segments, International Mills and International Fabrication and Distribution.
     We were incorporated in 1946 in the State of Delaware. Our predecessor company, a metals recycling business, has existed since approximately 1915. We maintain our executive offices at 6565 MacArthur Boulevard in Irving, Texas, telephone number (214) 689-4300. Our fiscal year ends August 31 and all references in this Form 10-K to years refer to the fiscal year ended August 31 of that year unless otherwise noted. Financial information for the last three fiscal years concerning our five business segments and the geographic areas of our operations is incorporated herein by reference from “Note 15. Business Segments” of the notes to consolidated financial statements which are in Part II, Item 8 of this Form 10-K.
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
CMC AMERICAS DIVISION OPERATIONS
AMERICAS RECYCLING SEGMENT
     The Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 42 scrap metal processing facilities with 20 locations in Texas, 7 in Florida, 4 in South Carolina, 2 in each of Alabama and Missouri, and one each in Arkansas, Georgia, Kansas, Louisiana, North Carolina, Oklahoma and Tennessee.
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
     In 2009, our scrap metal recycling segment’s plants processed and shipped approximately 2,033,000 tons of scrap metal compared to 3,391,000 tons in 2008. Ferrous scrap metals comprised the largest tonnage of metals recycled at approximately 1,817,000 tons, a decrease of approximately 1,236,000 tons as compared to 2008. We shipped approximately 203,000 tons of nonferrous scrap metals, primarily aluminum, copper and stainless steel, a decrease of approximately 102,000 tons as compared to 2008. With the exception of precious metals, our scrap metal recycling plants recycle and process practically all types of metal. In addition, one scrap metal recycling facility operated by our Americas Mills segment processed 304,000 tons of primarily ferrous scrap metal for consumption at the adjoining Americas Mills facility during 2009.
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
     Americas Recycling owns six large shredding machines, four in Texas and one in each of Florida and South Carolina, capable of pulverizing obsolete automobiles or other sources of scrap metal. We have three additional shredders, one operated by our Americas Mills segment and two by our International Mills segment.
     We sell scrap metals to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Ferrous scrap metal is the primary raw material for electric arc furnaces such as those operated by our Americas Mills segment and other minimills. Some minimills periodically supplement purchases of ferrous scrap metal with direct reduced iron and pig iron for certain product lines. Our Dallas office coordinates the sales of scrap metals from our scrap metal processing plants to our customers. We negotiate export sales through our network of foreign offices as well as our Dallas office.
     We do not purchase a material amount of scrap metal from one source. One customer represents 11% of our Americas Recycling segment’s revenues. Our recycling segment competes with other scrap metals processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals frequently can utilize primary or “virgin” ingot processed by mining companies instead of nonferrous scrap metals. The prices of nonferrous scrap metals are closely related to, but generally less than, the prices of primary or “virgin” ingot.
AMERICAS MILLS SEGMENT
     We conduct our Americas Mills operations through a network of:
—	5 steel mills, commonly referred to as “minimills” or in the case of the Arizona mill a “micro mill” that produce one or more of reinforcing bar, angles, flats, rounds, small beams, fence-post sections and other shapes;

—	a copper tube minimill; and

—	one scrap metal shredder processing facility that directly supports the adjoining steel minimill.
     We operate four steel minimills which are located in Texas, Alabama, South Carolina and Arkansas and one micro mill located in Arizona. We utilize a fleet of trucks that we own as well as private haulers to transport finished products from the minimills to our customers and our fabricating shops. To minimize the cost of our products, to the extent feasibly consistent with market conditions and working capital demands, we prefer to operate all minimills near full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at domestic competitors, customer inventory levels or a decrease in construction activity may reduce demand for our products and limit our ability to operate the minimills at full capacity. Through our operations and capital improvements, we strive to increase productivity and capacity at the minimills and enhance our product mix. Since the steel minimill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years we have spent approximately $284 million or 31% of our total capital expenditures on projects at the steel minimills operated by our Americas Mills segment.
     Beginning in 2009, this segment operated a business that purchases and removes rail and other materials from abandoned railroads. Most of the salvaged rail is utilized by our Arkansas minimill. Prior to 2009, this operation was included in the Americas Recycling segment.

     The following table compares the amount of steel (in short tons) melted, rolled and shipped by our four steel minimills in the past three fiscal years:

	2009	2008	2007
Tons melted	1,599,000	2,396,000	2,121,000
Tons rolled	1,478,000	2,101,000	1,957,000
Tons shipped	1,736,000	2,528,000	2,250,000
     We acquired our largest steel minimill in 1963. It is located in Seguin, Texas, near San Antonio. In 1983, we acquired our minimill in Birmingham, Alabama, and in 1994 we acquired our minimill in Cayce, South Carolina. We have operated our smallest mill since 1987, and it is located near Magnolia, Arkansas. In September, 2009, we opened our newest mill, a “micro mill,” in Mesa, Arizona.
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
     Descriptions of minimill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Each of our minimills can and do roll many different types and sizes of products in their range depending on market conditions including pricing and demand. Therefore our capacity estimates assume a typical product mix and will vary with the products actually produced. Our Texas minimill has annual capacity of approximately 1,000,000 tons melted and 900,000 rolled. Our Alabama minimill’s annual capacity is approximately 700,000 tons melted and 575,000 tons rolled. We have annual capacity at our South Carolina minimill of approximately 800,000 tons melted and 900,000 tons rolled.
     Our Texas minimill manufactures a full line of bar size products including reinforcing bar, angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. It sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. The Texas minimill primarily ships its products to customers located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico. It also ships products to approximately 22 other states and to Mexico. Our Texas minimill melted 746,000 tons during 2009 compared to 997,000 tons during 2008, and rolled 667,000 tons, a decrease of 125,000 tons from 2008.
     The Alabama minimill recorded 2009 melt shop production of 342,000 tons, a decrease of 334,000 tons from 2008. It rolled 235,000 tons, a decrease of 195,000 tons from 2008. The minimill primarily manufactures products that are larger in size as compared to products manufactured by our other three minimills. Such larger size products include mid-size structural steel products including angles, channels, beams of up to eight inches and special bar quality rounds and flats. It does not produce reinforcing bar. Our Alabama minimill sells primarily to service centers, as well as to the construction, manufacturing, and fabricating industries. The Alabama minimill primarily ships its products to customers located in Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.
     Our South Carolina minimill manufactures a full line of bar size products which primarily include steel reinforcing bar. The minimill also manufactures angles, rounds, squares, fence post sections and flats. The South Carolina minimill ships its products to customers located in the Southeast and mid-Atlantic areas which include the states from Florida through southern New England. During 2009 the minimill melted 511,000 tons and rolled 481,000 tons compared to 723,000 tons melted and 732,000 tons rolled during 2008.
     The primary raw material for our Texas, Alabama and South Carolina minimills is ferrous scrap metal. We purchase the raw material from suppliers generally within a 300 mile radius of each minimill including a substantial amount from the CMC Americas Recycling segment. Our Texas minimill runs an automobile shredding facility as a part of the mill operations with that entire shredder’s processed ferrous scrap consumed at the Texas minimill. We believe the supply of ferrous scrap metal is adequate to meet our future needs, but it has historically been subject to significant price fluctuations which have occurred more rapidly over the last five years. All three minimills also consume large amounts of electricity and natural gas. We have not had any significant curtailments and believe that supplies are adequate. The supply and demand of regional and national energy and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.
     The smaller Arkansas minimill does not have a melt shop or continuous casting equipment. The Arkansas minimill manufacturing process begins with a reheating furnace utilizing used rail primarily salvaged from railroad abandonments and excess billets acquired either from our other mills or unrelated suppliers as its raw material. The remainder of the manufacturing process utilizes a rolling mill, cooling bed and finishing equipment and support facilities similar to, but on a smaller scale, than those at our other minimills. The Arkansas minimill primarily manufactures metal fence post stock, small diameter reinforcing bar, sign posts and bed frame angles with some flats, angles and squares. At our Arkansas minimill and at our facilities in San Marcos, Texas, Brigham City, Utah, and West Columbia, South Carolina, we fabricate fence post stock into studded “T” metal fence posts. Since our Arkansas minimill does not have melting facilities, the minimill depends on an adequate supply of competitively priced used rail or billets. The availability of these raw materials fluctuates with the pace of railroad abandonments, rail replacement by railroads, demand for used rail from competing domestic and foreign rail rerolling mills and the level of excess billet production offered for sale at steel producers. We have annual capacity at our Arkansas minimill of approximately 150,000 tons rolled.
     In August, 2009, we began the commissioning process at our new mill in Arizona, designated a “micro mill” due to its relatively small estimated capacity of approximately 280,000 tons per year. The micro mill utilizes a “continuous continuous” design where metal flows uninterrupted from melting to casting to rolling. It is more compact than existing, larger capacity steel minimills taking advantage of both lower initial capital construction costs and ongoing operating efficiencies by focusing on cost-effective production of a limited product range, primarily reinforcing bar. Ferrous scrap will be sourced locally. A reinforcing bar fabrication facility is located on the same site. Full startup of this mill is anticipated in early fiscal year 2010.
     Our subsidiary, CMC Howell Metal Company, operates a copper tube minimill in New Market, Virginia, which manufacturers copper tube, primarily water tubing, for the plumbing, air conditioning and refrigeration industries. It recently supplemented its product line with selected steel products and copper fittings. Both high quality copper scrap and occasionally virgin copper ingot are melted, cast, extruded and drawn into tubing. The minimill supplies tubing in straight lengths and coils for use in commercial, industrial and residential construction and by original equipment manufacturers. Our customers, largely equipment manufacturers, wholesale plumbing supply firms and large home improvement retailers, are located in 44 states and supplied directly from the minimill as well as from or four warehouses. The demand for copper tube depends on the level of new apartment, hotel/motel and residential construction and renovation. Copper scrap is readily available, but subject to rapid price fluctuations. The price or supply of virgin copper causes the price of copper scrap to fluctuate rapidly. Our Americas Recycling segment supplies a portion of the copper scrap needed by CMC Howell. CMC Howell’s facilities include melting, casting, piercing, extruding, drawing, finishing and office facilities. During 2009, the facility produced approximately 46 million pounds of copper tube. CMC Howell has annual manufacturing capacity of approximately 80 million pounds.
     No single customer purchases 10% or more of our Americas Mills segment’s production. Due to the nature of certain stock products we sell in the Americas Mills segment, we do not have a long lead time between receipt of a purchase order and delivery. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of these operations. Backlog for our four steel minimills at August 31, 2009 was approximately $142 million as compared to $311 million at August 31, 2008. The Arizona micro mill was not yet fully commissioned as of this date.

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
     Steel Fabrication. Our Americas Fabrication group operates 74 facilities that we consider to be engaged in the various aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel with eight locations specializing in fabricating joists, special beams and decking for floor and ceiling support and four facilities fabricating only steel fence posts. We obtain steel for these facilities from our own minimills, purchases from other steel manufacturers through our distribution business and directly from unrelated steel vendors. In 2009, we shipped 1,424,000 tons of fabricated steel, a decrease of 302,000 tons from 2008.
     We conduct steel fabrication activities in facilities located in Arkansas at Little Rock and Hope; in Arizona at Chandler; California at Bloomington, Claremont, Emeryville (2), Etiwanda, Fontana (2), Fresno, Santee, Stockton, and Tracy; in Colorado at Brighton and Denver; in Florida at Fort Myers, Jacksonville, and Kissimmee; in Georgia at Garden City and Lawrenceville; in Illinois at Kankakee; in Louisiana at Baton Rouge, Keithville and Pearl River; in Mississippi at Lumberton; in North Carolina at Gastonia; in New Mexico at Albuquerque; in Nevada at Las Vegas (3); in Ohio at Cleveland; in Oklahoma at Oklahoma City and Tulsa; in South Carolina at Columbia and Taylors; in Tennessee at Nashville; in Texas at Beaumont, Buda, Corpus Christi, Dallas, Harlingen, Houston (2), Kennedale, Laredo, Melissa, Pharr, San Antonio, Seguin, Victoria, Waco and Waxahachie (2); and in Virginia at Farmville (2), Fredericksburg and Norfolk.
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
     Our joist manufacturing operations headquartered in Hope, Arkansas, manufacture steel joists for roof supports. The joist manufacturing operations fabricate joists from steel obtained primarily from our Americas Mill at facilities in Hope, Arkansas; Starke, Florida; Juarez, Mexico, Cayce and Eastover, South Carolina; Fallon, Nevada; Iowa Falls, Iowa; and New Columbia, Pennsylvania.. We manufacture steel deck, a companion product for joist sales, at facilities in South Plainfield, New Jersey; Peru, Illinois; and Rock Hill, South Carolina. Our typical joist and deck customer is a construction contractor or large chain store owner. Joists are generally made to order and sales may include custom design, fabrication and painting. Deck is often sold in combination with joists. We obtain our sales primarily on a competitive bid basis. We also manufacture and sell castellated and cellular steel beams. These beams, recognizable by their hexagonal or circular pattern of voids, permit greater design flexibility in steel construction, especially floor structures. We fabricate these beams at a facility adjacent to our Hope, Arkansas, joist manufacturing plant.
     Construction Services. We sell and rent construction related products and equipment to concrete installers and other construction businesses. We have 44 locations in Texas, Louisiana, Mississippi, South Carolina, Florida, Colorado, Arkansas, Arizona, New Mexico, Oklahoma, Utah, Idaho and California where we store and sell these products which, with the exception of a small portion of steel products, are purchased for resale from unrelated suppliers.

     Heat Treating. Our subsidiary, AHT, Inc. operates plants in Chicora, Pennsylvania, Struthers, Ohio and Pell City, Alabama that heat treat steel products for special applications. AHT works closely with our Alabama minimill, other steel mills and our distribution business that sell specialized heat-treated steel for customer specific use. Such steel is primarily used in original or special equipment manufacturing where special hardening or flexibility is required. A portion of this steel is used for post-manufactured armor plating. We have annual operating capacity in our heat treating operation of approximately 125,000 tons. We also operate a warehousing and distribution operation known as CMC Impact Metals which distributes not only the specialized products provided by AHT, but also similar products obtained from other similar specialty processors located around the world.
     CMC Dallas Trading. Our Americas division distribution business consists of our CMC Dallas Trading operation. CMC Dallas Trading markets and distributes semi-finished, long, and flat steel products into the Americas which it purchases from a diverse base of international and domestic sources. During the past year, CMC Dallas Trading sold approximately 580 thousand tons of steel products through and with the assistance of our offices in Irving, Texas. Our network of offices in the International Fabrication and Distribution segment works closely with CMC Dallas Trading to share information regarding supply and demand for the products sold and assists with locating and maintains relationships with sources of supply.
     Backlog in our steel fabrication operations was approximately $621 million at August 31, 2009 as compared to $784 million at August 31, 2008. Other backlogs in the Americas Fabrication and Distribution segment are not considered material. No single customer accounts for 10% or more of our Americas Fabrication and Distribution segment’s sales.
CMC INTERNATIONAL DIVISION OPERATIONS
INTERNATIONAL MILLS SEGMENT
     Our Swiss subsidiary, CMC International AG owns two steel minimills — CMC Zawiercie S.A. (CMCZ) with operations at Zawiercie, Poland and CMC Sisak d.o.o. (CMCS) with operations at Sisak, Croatia. These two mills constitute the International Mills segment.
     CMCZ is a steel minimill with equipment similar to our domestic steel minimills, but also includes a second rolling mill which produces wire rod and a specialty rod finishing mill. We own all or a substantial interest in several smaller metals related operations, including fourteen scrap metals processing facilities in Poland that directly support CMCZ with approximately one-third of its scrap requirements.
     CMCZ has annual melting capacity of approximately 1,900,000 tons with annual rolling capacity of approximately 1,300,000 tons. During 2009, the facility melted 1,269,000 tons of steel compared to 1,502,000 tons the prior year; rolled 997,000 compared to the prior year’s 1,100,000 tons and shipped 1,258,000 tons compared to 1,434,000 tons during 2008. Principal products manufactured include rebar and wire rod as well as smaller quantities of merchant bar. CMCZ is a significant manufacturer of rebar and wire rod in Central Europe selling rebar primarily to fabricators, distributors and construction companies. Principal customers for wire rod are meshmakers, end users and distributors. CMCZ’s products are generally sold to customers located within a market area of 400 miles of the mill. The majority of sales are to customers within Poland with the Czech Republic, Slovakia, Hungary and Germany being the major export markets. Ferrous scrap metal is the principal raw material for CMCZ and is generally obtained from scrap metal processors and generators within 400 miles of the mill. Ferrous scrap metal, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available although subject to periodic significant price fluctuations. A large capacity scrap metal shredding facility similar to the largest automobile shredder we operate in the United States is located at CMCZ and supplies CMCZ with a portion of its scrap metal requirements.
     During 2009 we had two significant expansions underway at CMCZ. Installation of a new wire rod block at a cost of approximately $40 million which was completed in the second quarter of fiscal 2009. This addition has increased capacity approximately 110,000 tons and enhanced CMCZ’s product range. We also began installation of a new rolling mill at an estimated cost of $190 million. The new mill, designed to allow efficient and flexible production of an increased medium section product range, will complement the facility’s existing rolling mill dedicated primarily to rebar production. The new mill will have a rolling capacity of approximately 716,000 tons of rebar, merchant bar and wire rod. The first phase of the new mill is expected to be completed during the first quarter of fiscal year 2010 while the second phase is expected to be completed at the end of fiscal year 2010 or during fiscal year 2011, and is in addition to CMCZ’s two existing rolling mills.

     In September 2007, we acquired from the Croatian Privatization Fund all outstanding shares of Valjaonica Cijevi Sisak which we subsequently renamed CMCS. CMCS is an electric arc furnace steel pipe mill. Current melting capacity at CMCS is approximately 80,000 tons. We have announced plans to replace the existing 34 short ton electric arc furnace with a larger 67 short ton furnace and add a ladle furnace. These modifications will increase capacity to approximately 360,000 tons in the first phase and approximately 500,000 tons in the second phase, with the first phase expected to be completed during the second quarter of fiscal 2010. CMCS operates a seamless pipe mill. CMCS discontinued use of a cold processing mill and a welded mill during this fiscal year.
     CMCS has an annual capacity of about 116,000 short tons of steel pipe. Prior to our purchase the mill had been operating at minimal production rates due to inadequate financing, poorly maintained equipment and poor employee morale. We commenced what amounted to a restart of the facility, employing new key managers, reviewing and revising operating, maintenance and safety procedures, staffing requirements and analyzing potential capital improvements to increase productivity. CMCS melted 49,000 tons, rolled 63,000 tons and shipped 67,000 tons in 2009.
INTERNATIONAL FABRICATION AND DISTRIBUTION SEGMENT
     Our International Distribution operations buy and sell primary and secondary metals, fabricated metals and other industrial products. During the past year, the International Distribution facilities sold approximately 1.5 million tons of steel products. We market and distribute these products through a network of offices, processing facilities and joint venture offices located around the world. We purchase steel products, industrial minerals, ores, metal concentrates and ferroalloys from producers in domestic and foreign markets. Occasionally, we purchase these materials from suppliers, such as trading companies or industrial consumers, who have a surplus of these materials. We utilize long-term contracts, spot market purchases and trading or barter transactions to purchase materials. To obtain favorable long term supply agreements, we occasionally offer assistance to producers by arranging structured finance transactions to suit their objectives. Our exposure to these structured finance transactions is negligible to our business. See discussion in Note 12, Commitments and Contingencies, to our consolidated financial statements.
     We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation businesses. We sell directly to our customers through and with the assistance of our offices in Fort Lee, New Jersey; Sydney, Perth, Melbourne, Brisbane and Adelaide, Australia; Singapore; Zug, Switzerland; Kürten, Germany; Curditt, UK; Temse, Belgium; Hong Kong; Beijing, Guangzhou and Shanghai China. We have a representative office in Moscow. We have agents or joint venture partners in additional offices located in significant international markets. Our network of offices share information regarding demand for our materials, assist with negotiation and performance of contracts and other services for our customers, and identify and maintain relationships with our sources of supply.
     In most transactions, we act as principal by taking title and ownership of the products. We are at times designated as a marketing representative, sometimes exclusively, by product suppliers. We utilize agents when appropriate, and on occasion we act as a broker for these products. We buy and sell these products in almost all major markets throughout the world where trade by American-owned companies is permitted.
     We market physical products as compared to companies that trade commodity futures contracts and frequently do not take delivery of the commodity. As a result of sophisticated global communications, our customers and suppliers often have easy access to quoted market prices, although such price quotes are not always indicative of actual transaction prices. Therefore, to distinguish ourselves we focus on value added services for both sellers and buyers. Our services include actual physical market pricing and trend information in contrast to market information from more speculative metal exchange futures, and technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just-in-time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions. These services are performed in the normal course of business and the majority are included in the transaction price as there is no separate revenue stream for each service. We attempt to limit exposure to price fluctuations by offsetting purchases with concurrent sales. We also enter into currency exchange contracts as economic hedges of sales and purchase commitments denominated in currencies other than the U.S. dollar or the functional currency of our international subsidiaries. Our policies are designed to prohibit speculation on changes in the markets.
     We have previously made investments to acquire approximately 11% of the outstanding stock of a Czech Republic long products steel mill and 24% of a Belgium business that processes and pickles hot rolled steel coil.

These investments allow us to expand our marketing and distribution activities by selling a portion of the products they produce and on occasion supplying a portion of their raw material requirements.
     Our Australian operations are believed to be the largest marketer of imported steel in Australia. We utilize warehouse facilities at several Australian ports to facilitate distribution, including just-in-time delivery and logistics management. Our CMC Coil Steels Group is a major distributor and processor of steel sheet and coil products predominately procured from Australian sources and has recently expanded into distribution of long products including reinforcing bar. Coil Steels operates processing facilities in Brisbane, Sydney and Melbourne, warehouses in Adelaide and Perth and smaller regional sales outlets including Darwin and Toowoomba. The Australian operations also operate an industrial products distribution business supplying metals related industries including steel mills, foundries and smelters. In 2008, we acquired the assets of a small Sydney based ferrous and non-ferrous recycling facility.
     Our International Fabrication operations have expanded downstream captive uses for a portion of the rebar and wire rod manufactured at CMCZ with construction of a reinforcing bar fabrication facility at CMCZ and the acquisition of rebar fabrication facilities in Rosslau, Germany as well as having commenced operation of a new fabrication facility in Zyrardow, near Warsaw. These three rebar fabrication facilities are similar to those operated by our domestic fabrication facilities and sell fabricated rebar to contractors for incorporation into construction projects generally within 150 miles of each facility. In 2008 we acquired Nike S.A. located in Dabrowa Górnicza, Poland which merged with our downstream operation, CMC Poland, in fiscal year 2009. This operation is a producer of welded steel mesh, cold rolled wire rod and cold rolled reinforcing bar with total production capacity of approximately 99,000 tons of steel products annually. This acquisition enables our International Fabrication operations to supplement sales of fabricated reinforcing bar by also offering wire mesh to customers including metals service centers as well as construction contractors.
     In 2008 we acquired a recycling facility in Singapore. The facility is similar to those operated by the Recycling segment of CMC Americas but on a smaller scale, and is operated as part of the International Fabrication and Distribution segment due to its oversight by managers in this segment.
     For a discussion of the risks attendant to our foreign operations, see “Risk Factors — Operating Internationally Carries Risks and Uncertainties which Could Negatively Affect Our Results of Operations.”
     For financial data on the above segments, see “Financial Statements and Supplementary Data — Note 15, Business Segments.”
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
     Occasionally, we may be required to clean up or take certain remediation action with regard to sites we formerly used in our operations. We may also be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have treated or disposed of hazardous substances on the sites. The U.S. Environmental Protection Agency, or EPA, has named us a potentially responsible party, or PRP, at several federal Superfund sites. The EPA alleges that we and other PRP scrap metal suppliers are responsible for the cleanup of those sites solely because we sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacturing of new products. We contend that an arms length sale of valuable scrap metal for use as a raw material in a manufacturing process that we have no control of should not constitute “an arrangement for disposal or treatment of hazardous substances” as defined under federal law. In 2000 the Superfund Recycling Equity Act was signed into law which, subject to the satisfaction of certain conditions, provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under federal law. Despite Congress’ clarification of the intent of the federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials and we continue to support clarification of state laws and regulations consistent with Congress’ action.
     New federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2009, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $24 million. In addition, we estimate that we spent approximately $5 million during 2009 on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2010 of approximately $10 million.
EMPLOYEES
     During the past year, the Company has adjusted its workforce by implementing global reductions in force of approximately 2,600 employees, with approximately 2,100 of those reductions affecting employees in the U.S. As of August 31, 2009, we had 13,586 employees. The Americas Recycling segment employed 1,654 people, the Americas Mills segment employed 2,074 people, the Americas Fabrication and Distribution segment employed

5,314 people, the International Mills segment employed 3,135 people and the International Fabrication and Distribution segment employed 842 people. As of August 31, 2009, we had 567 employees providing services to our divisions and subsidiaries in shared service operations, general corporate administration (including treasury, tax, IT, internal audit and other services), and management. Production employees at one metals recycling plant and two fabrication facilities are represented by unions for collective bargaining purposes. Approximately one half of International Mills’ employees are represented by unions. We believe that our labor relations are generally good to excellent and our work force is highly motivated.
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
RISKS RELATED TO OUR INDUSTRY
OUR INDUSTRY IS AFFECTED BY CYCLICAL AND GLOBAL ECONOMIC FACTORS INCLUDING THE RISK OF A RECESSION AND OUR CUSTOMERS’ ACCESS TO CREDIT FACILITIES.
     Our financial results are substantially dependent upon the overall economic conditions in the United States and the European Union. A continued recession in the United States, the European Union, or globally — or the public perception that a recession is continuing — could substantially decrease the demand for our products and adversely affect our business. Many of our products are commodities subject to cyclical fluctuations in supply and demand in metal consuming industries and construction. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during prolong periods of economic downturn. Likewise the pace of construction has historically slowed significantly during economic downturns. Many of our customers rely on access to credit to adequately fund their operations or to finance construction projects. The inability of our customers to access credit facilities will adversely affect our business by reducing our sales, increasing our exposure to accounts receivable bad debts and reducing our profitability. Our geographic concentration in the southern and southwestern United States as well as Central Europe, Australia, China, and the Middle East exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity in a particular region could also adversely affect our sales and profitability.
     Our business supports cyclical industries such as commercial, residential and government construction, energy, metals service center, petrochemical and original equipment manufacturing. These industries may experience significant fluctuations in demand for our products based on economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. Many of these factors are beyond our control. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve suffer a prolonged downturn, then our business may be adversely affected. Although the residential housing market is not a significant direct factor in our business, related commercial and infrastructure construction activities, such as shopping centers and roads could be impacted by a prolonged slump in new housing construction.
     Our industry is characterized by low backlogs, which means that our results of operations are promptly affected by short-term economic fluctuations.
A SIGNIFICANT REDUCTION IN CHINA’S STEEL CONSUMPTION OR INCREASED CHINESE STEEL PRODUCTION SUBSTANTIALLY EXCEEDING LOCAL DEMAND MAY RESULT IN CHINA BECOMING A LARGE EXPORTER OF STEEL AND DISRUPTION TO WORLD STEEL MARKETS.
     Chinese economic expansion has affected the availability and heightened the volatility of many commodities that we market and use in our manufacturing process, including steel. It is reported that in calendar year 2008 China produced approximately 510 million metric tons of crude steel, representing 38% of world production. China’s estimated consumption was approximately 448 million metric tons and was a net exporter of approximately 52 million tons in 2008. Expansions and contractions in China’s economy can have major effects on the pricing of not only the price of our finished steel products but also many commodities that affect us such as secondary metals, energy, marine freight rates, steel making supplies such as ferroalloys and graphite electrodes and materials we market such as iron ore and coke. Should Chinese demand weaken or Chinese steel production be allowed to expand unchecked to the point that it significantly exceeds the country’s consumption, prices for many of the products that we both sell to and export from China may fall causing erosion in our gross margins and subjecting us to possible renegotiation of contracts or increases in bad debts. Significant exports from China of steel in the product lines we manufacture would cause selling prices to decline and negatively impact our gross margins.
RAPID AND SIGNIFICANT CHANGES IN THE PRICE OF METALS COULD NEGATIVELY IMPACT OUR INDUSTRY.
     Prices for most metals in which we deal have experienced increased volatility over the last several years. More recently steel prices sharply declined from their peaks and are at still relatively low levels.. However, should metals prices experience further substantial rapid decreases or increases it would impact us in several ways. Some of our operations, the fabrication operations for example, may benefit from rapidly decreasing steel prices as their material cost for previously contracted fixed price work declines. Others, such as our Americas Mills and International Mills segments, would likely experience reduced margins and may be forced to liquidate high cost inventory at reduced margins or losses until prices stabilized. Sudden increases could have the opposite effect. Overall, we believe that rapid substantial price changes, would not be to our industry’s benefit. Our customer and supplier base would be impacted due to uncertainty as to future prices. A reluctance to purchase inventory in the face of extreme price decreases or sell quickly during a period of rapid price increases would likely reduce our volume of business. Marginal industry participants or speculators may attempt to participate to an unhealthy extent during a period of rapid price escalation with a substantial risk of contract default should prices suddenly reverse. Risks of default in contract performance by customers or suppliers as well as an increased risk of bad debts and customer credit exposure would increase during periods of rapid and substantial price changes.
EXCESS CAPACITY IN OUR INDUSTRY COULD INCREASE THE LEVEL OF STEEL IMPORTS INTO THE UNITED STATES RESULTING IN LOWER DOMESTIC PRICES WHICH WOULD ADVERSELY AFFECT OUR SALES, MARGINS AND PROFITABILITY.
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
     In addition, the primary feed materials for the shredders operated by our scrap metal recycling facilities are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hull consists of unrecyclable material known as shredder fluff. After the segregation of ferrous and saleable non-ferrous metals, shredder fluff remains. We, along with others in the recycling industry, interpret Federal regulations to require shredder fluff to meet certain criteria and pass a toxic leaching test to avoid classification as a hazardous waste. We also endeavor to remove hazardous contaminants from the feed material prior to shredding. As a result, we believe the shredder fluff we generate is not normally considered or properly classified as hazardous waste. If the laws, regulations or testing methods change with regard to EAF dust or shredder fluff, we may incur additional significant expenditures.

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
     We may also be required to conduct additional clean up at sites where we have already participated in remediation efforts or to take remediation action with regard to sites formerly used in connection with our operations. We may be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have arranged for treatment or disposal of hazardous substances on the sites. In cases of joint and several liability, we may be obligated to pay a disproportionate share of cleanup costs if other responsible parties are financially insolvent.
RISKS RELATED TO OUR COMPANY
POTENTIAL LIMITATIONS ON OUR ABILITY TO ACCESS CREDIT FACILITIES MAY NEGATIVELY IMPACT OUR BUSINESS.
     Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities (see the discussion at page 36 of our liquidity), we could be adversely affected if our banks, the buyers of our commercial paper or other of the traditional sources supplying our short term borrowing requirements refused to honor their contract commitments or ceased lending. While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades. Our commercial paper program is ranked in the second highest category by Moody’s Investors Service (P-2) and the third highest by Standard & Poor’s Corporation (A-3). Our senior unsecured debt is investment grade rated by Standard & Poor’s Corporation (BBB) and Moody’s Investors Service (Baa2). In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies. Lower ratings on our commercial paper program or our senior unsecured debt could impair our ability to obtain additional financing and will increase the cost of the financing that we do obtain.
WE HAVE INITIATED IMPLEMENTATION OF AN ENTERPRISE RESOURCE PLANNING SYSTEM WHICH, IF NOT EFFECTIVELY MANAGED AND CONTROLLED, COULD THREATEN THE ACHIEVEMENT OF OPERATION AND FINANCIAL GOALS.
     In 2006 we began planning and design of a new enterprise resource planning system which continued through 2007 with phased implementation during 2008 and 2009 and currently scheduled to continue through the next several years. There are risks that the effort may not result in a successful implementation resulting in resources being inappropriately diverted, untimely completion, substantial cost overruns, or inadequate information to manage our businesses and prepare accurate financial information. Should the project not be successfully completed the capitalized cost for this project might have to be expensed resulting in an unanticipated reduction in profitability.
SOME OF OUR CUSTOMERS MAY DEFAULT ON THE DEBTS THEY OWE TO US.
     Should the recent constraints on access to credit continue for a prolonged period some of our customers may struggle or fail to meet their obligations, especially if they in turn experience defaults on receivables due from their customers. A continued recession could result in our incurring bad debt costs in excess of our expectations and prior experience. In certain markets we have experienced a consolidation among those entities to whom we sell. This consolidation, along with higher metals and other commodity prices, has resulted in an increased credit risk spread among fewer customers often without a corresponding strengthening of their financial status. We have expanded our use of credit insurance for accounts receivable in our businesses. While we believe the insurance companies with whom our accounts receivable are insured are capable of meeting their contract obligations, it is possible that we may not be capable of recovering all of our insured losses should they experience significant losses threatening their viability. Additionally, credit insurance policies typically have relatively short policy periods and require pre-approval of customers with maximum insured limits established by customer. Should credit insurers incur large losses, the insurance may be more difficult to secure and when available likely only at increased costs with decreased coverage. While in many international sales transactions we require letters of credit from financial institutions which we believe to be financially secure, we may be at risk in the event the financial institution subsequently fails and the customer is unable to pay for the products we sold. A substantial amount of our accounts receivable are considered to be open account uninsured accounts receivable. We regularly maintain a substantial amount of accounts receivable, at year end $773 million. During the fiscal year, we incured bad debt expense of $34 million, charged off accounts receivable of $13 million and had recoveries of $3 million and at year end our allowance for collection losses was $42 million.
POTENTIAL IMPACT OF OUR CUSTOMERS’ NON-COMPLIANCE WITH EXISTING COMMERCIAL CONTRACTS AND COMMITMENTS.
     Most consumers of the metals products we sell have been negatively impacted by the recession. Many of our customers have experienced reductions, some substantial, in their operations. Prices for many of the metals products we sell have declined, some substantially. These factors have contributed to attempts by some customers to seek renegotiation or cancellation of their existing purchase commitments. Some of our customers have breached previously agreed upon contracts to buy our products by refusing delivery of the products. Where appropriate we have and will in the future pursue litigation to recover our damages resulting from customer contract defaults. A large number of our customers defaulting on existing contractual obligations to purchase our products, would have a material impact on our results of operations.
THE AGREEMENTS GOVERNING THE NOTES AND OUR OTHER DEBT CONTAIN FINANCIAL COVENANTS AND IMPOSE RESTRICTIONS ON OUR BUSINESS.
     The indenture governing our 5.625% notes due 2013, 6.50% notes due 2017 and 7.35% notes due 2018 contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consolidate or merge. In addition, our credit facility contains covenants that place restrictions on our ability to, among other things:
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

FLUCTUATIONS IN THE VALUE OF THE U.S. DOLLAR RELATIVE TO OTHER CURRENCIES MAY ADVERSELY AFFECT OUR BUSINESS.
     Fluctuations in the value of the dollar can be expected to affect our business. In particular major changes in the rate of exchange of China’s renminbi or the value of the euro to the U.S. dollar could negatively impact our business. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the United States by our foreign competitors while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of non-ferrous scrap metal by our Americas Recycling segment we have not recently been a significant exporter of metal products from our United States operations. Economic difficulties in some large steel producing regions of the world resulting in lower local demand for steel products have historically encouraged greater steel exports to the United States at depressed prices and can be exacerbated by a strong dollar. As a result, our products which are made in the United States, may become relatively more expensive as compared to imported steel, which has had and in the future could have a negative impact on our sales, revenues, profitability and cash flows.
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
     Minimills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. As large consumers of electricity and gas, often the largest in the geographic area where our minimills are located, we must have dependable delivery of electricity and natural gas in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes or by political considerations would substantially disrupt our production. While we have not suffered prolonged production delays due to our inability to access electricity or natural gas several of our competitors have experienced such occurrences. Prolonged substantial increases in energy costs would have an adverse affect on the costs of operating our minimills and would negatively impact our gross margins unless we were able to fully pass through the additional expense. Our finished steel products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices will have a negative impact on our costs and many of our customers’ financial results which could result in reduced margins and declining demand for our products. Rapid increases in fuel costs may also negatively impact our ability to charter ships for international deliveries at anticipated freight rates thereby decreasing our margins on those transactions or causing our customers to look for alternative sources.

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
OUR SYSTEM OF INTERNAL CONTROLS MUST BE AUDITED ANNUALLY AND THE OCCURRENCE OF A MATERIAL WEAKNESS MAY NEGATIVELY IMPACT OUR BUSINESS REPUTATION, CREDIT RATINGS AND PARTICIPATION IN CAPITAL MARKETS.
     Under the Sarbanes-Oxley Act management must now assess the design and functioning of our system of financial internal control. Our registered independent accountants must then certify the effectiveness of our internal controls. Discovery and disclosure of a material weakness, by definition may have a material adverse impact on our financial statements. Such an occurrence may discourage certain customers or suppliers from doing business with us, may cause downgrades in our debt ratings leading to higher borrowing costs, and may affect how our stock trades. This may in turn negatively affect our ability to access public debt or equity markets for capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our Texas steel minimill is located on approximately 600 acres of land that we own. Our Texas minimill facilities include several buildings that occupy approximately 747,000 square feet. Our Alabama steel minimill is located on approximately 70 acres of land, and it includes several buildings that occupy approximately 544,000 square feet. We utilize our facilities at the Texas and Alabama steel minimills for manufacturing, storage, office and other related uses. Our South Carolina steel minimill is located on approximately 112 acres of land, and the buildings occupy approximately 706,000 square feet. Our Arkansas steel minimill is located on approximately 137 acres of land, and the buildings occupy approximately 238,000 square feet. Our Arizona steel micro mill is located on approximately 230 acres of land, and the buildings occupy approximately 130,000 square feet. We lease approximately 30 acres of land at the Alabama minimill and all the land at the Arkansas and South Carolina minimills in connection with revenue bond financing or property tax incentives. We may purchase the land at the termination of the leases or earlier for a nominal sum. Howell Metal Company owns approximately 75 acres of land in New Market, Virginia, with buildings occupying approximately 410,000 square feet.
     Our Americas Recycling segment’s plants occupy approximately 819 acres of land that we own in Alabama, Arkansas, Florida, Georgia, Kansas, Louisiana, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee and Texas. The recycling segment’s other scrap metal processing locations are on leased land.
     The facilities of our Americas Fabrication operations utilize approximately 1,337 acres of land, of which we lease approximately 102 acres of land, at various locations in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Iowa, Louisiana, Mississippi, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and Juarez, Mexico. Our International Fabrication operations utilize approximately 136,000 square meters of land which is either owned or subject to a perpetual usufruct.
     CMCZ’s steel manufacturing operations are located in Zawiercie in South Central Poland about 40 kilometers from Katowice. CMCZ and subsidiaries lease approximately 98% of the 2 million square meters of land utilized by the principal operations with a small balance owned. The land is leased from the State of Poland under contracts with 99 year durations and are considered to create a right of perpetual usufruct. The leases expire beginning in 2089 through 2100. The principal operations are conducted in buildings having an area of approximately 234,000 square meters. The seven major buildings in use have all been constructed on or after 1974. The real estate is also developed with approximately 133 other buildings including warehouses, administrative offices, workshops, garage, transformer stations, pumping stations, gas stations, boiler houses, gate houses and contains some structures leased to unrelated parties, CMCZ subsidiaries and affiliated companies. Other much smaller tracts of land are leased or owned in nearby communities including those utilized by six affiliated scrap processing facilities.
     CMCS is located on approximately 882,000 square meters at Sisak in Central Croatia, approximately 30 miles southeast of Zagreb. The principal operations are conducted in buildings having an area of approximately 179,000 square meters.
     We own two warehouse buildings which our operations in Australia utilize, one of which is located on leased real estate. We lease the other warehouse facilities located in Australia as well as our Australian headquarters, marketing and administration offices.
     We lease the office space occupied by our corporate headquarters as well as that occupied by all of our marketing and distribution offices.
     The leases on the leased properties described above will expire on various dates and with the exception of the CMCZ leases described above, generally over the next nine years. Several of the leases have renewal options. We have had little difficulty renewing such leases as they expire. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2009, to be paid during fiscal 2010, to be approximately $24 million. We also lease a portion of the equipment we use in our plants. We estimate our minimum annual rental obligation for equipment operating leases in effect at August 31, 2009, to be paid during fiscal 2010, to be approximately $17 million.

ITEM 3. LEGAL PROCEEDINGS
     On September 18, 2008, we were served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including Commercial Metals Company. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and the present, seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest. Since the filing of this lawsuit, additional plaintiffs have filed class action lawsuits naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. We believe that the lawsuits are entirely without merit and plan to aggressively defend the actions.
     We have received notices from the EPA or state agencies with similar responsibility that we and numerous other parties are considered potentially responsible parties, or PRPs, and may be obligated under the Comprehensive Environmental Response Compensation and Liability Act of 1980, or CERCLA, or similar state statute to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at ten locations. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. The EPA or respective state agency refers to these locations, none of which involve real estate we ever owned or conducted operations upon, as the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Stoller Site in Jericho, South Carolina, the Jensen Drive site in Houston, Texas, and the Industrial Salvage site in Corpus Christi, Texas. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites. We do not know if any of these inquiries will ultimately result in a demand for payment from us.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PURCHASES OF STOCK

			(c) Total	(d) Maximum
			Number of	Number (or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased	Shares (or Units) that
			As Part of	May Yet Be
			Publicly	Purchased
	(a) Total Number of	(b) Average	Announced	Under the
	Shares (or Units)	Price Paid	Plans or	Plans or
Period	Purchased	Per Share (or Unit)	Programs	Programs (1)
June 1, 2009 - June 30, 2009	1,866	$15.59	—	8,259,647 (1)
July 1, 2009 - July 31, 2009	4,500	$17.29	—	8,259,647 (1)
August 1, 2009 - August 31, 2009	18,158	$17.49	—	8,259,647 (1)
Total	24,524	$17.31	—	8,259,647 (1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publically announced October 31, 2008.

MARKET AND DIVIDEND INFORMATION
     The table below summarizes the high and low sales prices reported on the New York Stock Exchange for our common stock and the quarterly cash dividends we paid for the past two fiscal years.
PRICE RANGE
OF COMMON STOCK

2009
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS

1st	$25.76	$6.25	12 cents
2nd	14.37	8.50	12 cents
3rd	17.53	8.83	12 cents
4th	18.54	13.18	12 cents

2008
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS

1st	$35.89	$27.18	9 cents
2nd	33.35	20.85	12 cents
3rd	36.98	27.13	12 cents
4th	39.80	24.63	12 cents
     Since 1982, our common stock has been listed and traded on the New York Stock Exchange. From 1959 until the NYSE listing in 1982, our common stock was traded on the American Stock Exchange. The number of shareholders of record of our common stock at October 26, 2009, was 4,072.
EQUITY COMPENSATION PLANS
     Information about our equity compensation plans as of August 31, 2009, that were either approved or not approved by our stockholders is as follows:

	A.	B.	C.
NUMBER OF SECURITIES
REMAINING AVAILABLE FOR FUTURE
	NUMBER OF SECURITIES		ISSUANCE UNDER EQUITY
	TO BE ISSUED	WEIGHTED-AVERAGE	COMPENSATION PLANS
	UPON EXERCISE OF	EXERCISE PRICE OF	(EXCLUDING SECURITIES
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	REFLECTED IN COLUMN
PLAN CATEGORY	WARRANTS AND RIGHTS	WARRANTS AND RIGHTS	(A))
Equity
Compensation plans approved by security holders	5,427,552	$21.36	2,459,893
Equity
Compensation plans not approved by security holders	—	—	—
TOTAL	5,427,552	$21.36	2,459,893

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our common stock during the five year period beginning September 1, 2004 and ending August 31, 2009 with the Standard & Poor’s 500 Composite Stock Price Index also known as the “S&P 500” and the Standard & Poor’s Steel Industry Group Index also known as the “S&P Steel Group.” Each index assumes $100 invested at the close of trading August 31, 2004, and reinvestment of dividends

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Commercial Metals Company, The S&P 500 Index
And The S&P Steel Index

	8/04	8/05	8/06	8/07	8/08	8/09
Commercial Metals Company	100.00	172.69	251.09	340.03	310.78	209.08
S&P 500	100.00	112.56	122.56	141.11	125.38	102.50
S&P Steel	100.00	130.83	224.53	310.76	313.15	185.82

ITEM 6. SELECTED FINANCIAL DATA
     The table below sets forth a summary of our selected consolidated financial information for the periods indicated. The per share amounts have been adjusted to reflect two-for-one stock splits in the form of stock dividends on our common stock paid May 22, 2006 and January 10, 2005.
FOR THE YEAR ENDED AUGUST 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2009	2008	2007	2006	2005
Net Sales *	$6,793,396	$10,427,378	$8,329,016	$7,212,152	$6,260,338
Net Earnings	20,802	231,966	355,431	356,347	285,781
Diluted Earnings Per Share	0.18	1.97	2.92	2.89	2.32
Total Assets	3,687,556	4,746,371	3,472,663	2,898,868	2,332,922
Stockholders’ Equity	1,529,693	1,638,383	1,548,567	1,220,104	899,561
Long-term Debt	1,181,740	1,197,533	706,817	322,086	386,741
Cash Dividends Per Share	0.48	0.45	0.33	0.17	0.12
Ratio of Earnings to Fixed Charges	1.20	4.78	11.16	14.80	12.43

*	Excludes the net sales of a division classified as discontinued operations.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings, economic conditions, credit availability, product pricing and demand, currency valuation, production rates, energy expense, interest rates, inventory levels, acquisitions, construction and operation of new facilities and general market conditions. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
•	absence of global economic recovery or possible recession relapse;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	customer non-compliance with contracts;

•	construction activity;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	ability to integrate acquisitions into operations;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	unsuccessful implementation of new technology;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	execution of cost minimization strategies;

•	court decisions;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	scrap metal, energy, insurance and supply prices; and

•	the pace of overall economic activity, particularly in China.
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
     We recycle, manufacture, market and distribute steel and metal products through a network of over 220 locations in the United States and Internationally.
     Our business is organized into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication and Distribution, International Mills and International Fabrication and Distribution. Our domestic and international distribution business activities consist only of physical transactions and not market speculation.
Americas Recycling Operations
     We conduct our recycling operations through metal processing plants located in the states of Alabama, Arkansas, Florida, Georgia, Kansas, Louisiana, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.
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
     Additionally, our domestic distribution includes our CMC Dallas Trading division which markets and distributes semi-finished, long and flat steel products into the Americas from a diverse base of international and domestic sources.
International Mills Operations
     International Mills includes our Polish (“CMCZ”) and Croatian (“CMCS”) mills and have been presented as a separate segment because the economic characteristics of the market and the regulatory environment in which our international mills operate is different from our domestic minimills. We conduct our international mill operations through:
•	a rolling mill that produces primarily reinforcing bar and high quality merchant products;

•	a rolling mill that produces primarily wire rod;

•	our scrap processing facilities that directly support the CMCZ minimill; and

•	an electric arc furnace based steel pipe manufacturer.
International Fabrication and Distribution Operations
     We conduct our international fabrication operations through four steel fabrication plants in Europe primarily for reinforcing bar and mesh. Additionally, we market and distribute steel, copper and aluminum coil, sheet and tubing, ores, metal concentrates, industrial minerals, ferroalloys and chemicals through our network of marketing and distribution offices, processing facilities and joint ventures internationally. Our customers use these products in a variety of industries.
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
     Revenue Recognition and Allowance for Doubtful Accounts We recognize sales when title passes to the customer either when goods are shipped or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. When we estimate that a contract with one of our customers will result in a loss, we accrue the calculated loss as soon as it is probable and estimable. We account for fabrication projects in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customer’s financial condition.
     Contingencies In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. While we are unable to estimate precisely the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, and the uncertainties involved in litigation. Accordingly, we cannot always estimate a meaningful range of possible exposure. We believe that we have adequately provided in our consolidated financial statements for the impact of these contingencies. We also believe that the outcomes will not significantly affect the long-term results of operations or our financial position. However, they may have a material impact on earnings for a particular quarter.
     Inventory Cost We determine inventory cost for most domestic inventories by the last-in, first-out method, or LIFO. We calculate our LIFO reserve by using quantities and costs at year end and recording the resulting LIFO income or expense in its entirety. Inventory cost for international and remaining inventories is determined by the first-in, first-out method, or FIFO. We record all inventories at the lower of their cost or market value.
     Goodwill We test for impairment of goodwill by estimating the fair value of each reporting unit compared to its carrying value. We use a discounted cash flow model to calculate the fair value of our reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. We perform the goodwill impairment test in the fourth quarter each fiscal year and when changes in circumstances indicate an impairment event may have occurred. We incurred no impairment charges of goodwill for the years ended August 31, 2009, 2008 and 2007.
     Property, Plant and Equipment Our domestic and international mills, fabrication and recycling businesses are capital intensive. We evaluate the value of these assets and other long-lived assets whenever a change in circumstances indicates that their carrying value may not be recoverable. Some of the estimated values for assets that we currently use in our operations are based upon judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer’s different viewpoint of future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets’ economically useful lives and are evaluated annually. To the extent that an asset’s actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.
     Other Accounting Policies and New Accounting Pronouncements See Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements.
Consolidated Results of Operations

	Year ended August 31,
(in millions except share data)	2009	2008	2007

Net sales *	$6,793	$10,427	$8,329
Net earnings	20.8	232.0	355.4
Per diluted share	0.18	1.97	2.92
EBITDA	275.2	531.4	671.0
International net sales	2,978	4,937	3,397
As % of total sales	44%	47%	41%
LIFO (income) expense** effect on net earnings	(208.4)	209.1	33.3
Per diluted share	(1.83)	1.78	0.27

*	Excludes the net sales of a division classified as discontinued operations.

**	Last in, first out inventory valuation method.
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

(in millions)	2009	2008	2007

Net earnings	$20.8	$232.0	$355.4
Interest expense	77.6	59.5	37.3
Income taxes	13.7	104.8	171.0
Depreciation and amortization*	163.1	135.1	107.3

EBITDA	$275.2	$531.4	$671.0

EBITDA from discontinued operations	2.8	3.2	(3.3)

EBITDA from continuing operations	$272.4	$528.2	$674.3

*	Includes asset impairment charges.
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
The following events and performances had a significant financial impact during 2009 as compared to 2008 or are expected to be significant for our future operations:
1.	Overall, net sales decreased 35% due to a significant reduction in prices and volume.

2.	In response to price declines, demand destruction, and a global liquidity crisis, we recorded the following consolidated expenses during 2009: lower of cost or market inventory adjustments of $127.1 million, other charges relating to contractual noncompliance of $19.3 million, bad debt expense of $33.7 million and severance costs of $12.5 million.

3.	We recorded after-tax LIFO income of $208.4 ($1.83 per diluted share) compared to LIFO expense of $209.1 million ($1.78 per diluted share) in 2008.

4.	Net sales of the Americas Recycling segment decreased significantly during 2009 as a result of weak demand causing a decline in both prices and shipments as well as an adjusted operating loss of $89.6 million.

5.	Net sales of the Americas Mills segment decreased 36% from 2009 due to the decrease in the average selling price and a decline in shipments, while adjusted operating profit increased 27% from 2008 due mainly to pre-tax LIFO income.

6.	Our Americas Fabrication and Distribution segment showed a 12% decrease in sales primarily from a decline in shipments but achieved a $179.4 million increase in adjusted operating profit (loss) over 2008 attributable to pre-tax LIFO income of $125.2 million and margin expansion from the deflation in material costs.

7.	Our International Mills segment reported a decline in net sales and adjusted operating profit (loss) compared to 2008 due primarily from rapidly falling sales prices within weak international steel markets, metal margin compression, mill start-up costs and lower of cost or market inventory adjustments.

8.	Our International Fabrication and Distribution segment incurred an adjusted operating loss of $4.3 million due primarily from reductions in market demand and inventory valuations adjustments caused by declining prices.

9.	Significant construction projects in 2009, which are as follows: caster upgrades at CMCS which were completed in August 2009, micro mill in Arizona with a start-up date of September 2009, new flexible section mill in CMCZ with expected completion in January 2010 and melt shop upgrades at CMCS with expected completion in February 2010.

10.	Expense of $49.1 million and capital expenditures of $29.8 million were recorded during 2009 as compared to expense of $53.7 million and capital expenditures of $49.9 million recorded during 2008 related to the global implementation of SAP. At August 31, 2009, we successfully ended the project phase of our deployment of SAP, returned significant personnel resources back to our operating units, and combined SAP expertise with our IT organization. We will continue the deployment of SAP on a more measured pace and enhance our supply chain management benefits by optimizing the use of the system. As a result, SAP will no longer be reported as a separate project.

11.	We finished winding down the operations of our discontinued operation in 2009 resulting in a slight gain.
Segments
Unless otherwise indicated, all dollars below are before minority interests and income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for making operating decisions. See Note 15, Business Segments, to the consolidated financial statements.
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
The following table shows net sales and adjusted operating profit (loss) by business segment:

	Year ended August 31,
(in millions)	2009	2008	2007

Net sales:
Americas Recycling	$785	$2,189	$1,801
Americas Mills	1,253	1,966	1,540
Americas Fabrication and Distribution	2,528	2,875	2,587
International Mills	682	1,156	777
International Fabrication and Distribution	2,516	3,781	2,762
Corporate	(11)	(2)	11
Eliminations/Discontinued operations	(960)	(1,538)	(1,149)
Adjusted operating profit (loss):
Americas Recycling	(89.6)	145.8	113.0
Americas Mills	263.4	207.8	259.4
Americas Fabrication and Distribution	111.6	(67.5)	100.0
International Mills	(77.4)	96.8	112.4
International Fabrication and Distribution	(4.3)	124.3	73.7
Corporate	(94.8)	(99.5)	(72.0)
Eliminations	7.5	0.1	(7.6)
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

	Three Months Ended		Twelve Months Ended
	August 31,		August 31,
(in thousands)	2009	2008	2009	2008

Americas Recycling	$(8,253)	$5,094	$27,049	$(16,894)
Americas Mills	(8,713)	(40,152)	135,541	(109,809)
Americas Fabrication and Distribution	52,007	(100,945)	125,152	(197,435)
International Fabrication and Distribution*	2,478	(3,893)	32,853	2,398

Consolidated increase (decrease) to adjusted profit (loss) before tax	$37,519	$(139,896)	$320,595	$(321,740)

*	LIFO income or (expense) includes a division classified as discontinued operations.
2009 Compared to 2008
Americas Recycling During 2009, this segment experienced a decline in scrap prices and market demand resulting in reduced net sales and an adjusted operating loss as compared to 2008, a year with record operating results. The decline in gross margins for ferrous and nonferrous was almost evenly attributable to both volume and prices as compared to 2008. The decrease in margins was partially offset by a swing of $43.9 million in LIFO income due to declining prices during 2009. Ferrous and nonferrous pricing reversed the declining trends of the opening six months of fiscal 2009. We exported 11% of our ferrous scrap and 25% of our nonferrous scrap during the year.
     The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands) for the year ended August 31:

			Decrease
	2009	2008	Amount	%

Average ferrous selling price	$181	$346	$(165)	(48%)
Average nonferrous selling price	$1,824	$3,037	$(1,213)	(40%)
Ferrous tons shipped	1,817	3,053	(1,236)	(40%)
Nonferrous tons shipped	203	305	(102)	(33%)
Total volume processed and shipped	2,033	3,391	(1,358)	(40%)
     Americas Mills We include our four domestic steel minimills and our copper tube minimill in our Americas Mills segment. While this segment had a decrease in net sales during 2009 as compared to 2008, adjusted operating profit increased due to LIFO income recorded in 2009 as compared to LIFO expense recorded in 2008.
     Within the segment, adjusted operating profit for our four domestic steel minimills was $239.6 million for 2009 as compared to $195.3 million for 2008. Metal margins increased over 2008 primarily due to rapidly declining ferrous scrap prices in excess of selling prices and a swing in LIFO income of $223.0 million. Tons shipped declined as compared to 2008, but were rising late in fiscal 2009 as a result of restocking, seasonal demand and continued public sector projects. Our mills ran at 60% utilization during 2009 as compared to 89% during 2008. We rolled 30% fewer tons in 2009 as compared to 2008 to meet lagging demand. Rebar accounted for 58% of tonnage shipped, an increase from 45% in 2008. The price premium of merchant bar over reinforcing bar averaged $206 per ton, up $86 per ton from 2008. Lower production rates as well as price decreases in some alloys and natural gas rates resulted in an overall decrease of $76.4 million in electrode, alloys and energy costs. During the fourth quarter of 2009, we completed construction of our new micro mill in Arizona and in September of 2009 began start-up operations.
     The table below reflects steel and ferrous scrap prices per ton for the year ended August 31:

			Increase (Decrease)
	2009	2008	Amount	%

Average mill selling price (finished goods)	$662	$723	$(61)	(8%)
Average mill selling price (total sales)	642	691	(49)	(7%)
Average cost of ferrous scrap consumed	254	350	(96)	(27%)
Average FIFO metal margin	388	341	47	14%
Average ferrous scrap purchase price	195	329	(134)	(41)%

     The table below reflects our steel minimills’ operating statistics (short tons in thousands) for the year ended August 31:

			Decrease
	2009	2008	Amount	%

Tons melted	1,599	2,396	(797)	(33%)
Tons rolled	1,478	2,101	(623)	(30%)
Tons shipped	1,736	2,528	(792)	(31%)
     Our copper tube minimill’s adjusted operating profit increased $11.3 million to $23.8 million in 2009 as compared to 2008 primarily due to an increase in LIFO income for 2009 of $22.3 million. Continued weakness remains in residential housing while demand is primarily from public projects and healthcare.
     The table below reflects our copper tube minimill’s prices per pound and operating statistics for the year ended August 31:

			Decrease
(pounds in millions)	2009	2008	Amount	%

Pounds shipped	48.2	52.3	(4.1)	(8%)
Pounds produced	45.5	46.8	(1.3)	(3%)
Average copper selling price	$2.90	$4.34	$(1.44)	(33%)
Average copper scrap production cost	$1.89	$3.22	$(1.33)	(41%)
Average copper metal margin	$1.01	$1.12	$(0.11)	(10%)
Average copper scrap purchase price	$2.07	$3.38	$(1.31)	(39%)
     Americas Fabrication and Distribution During 2009, rebar, structural, decking, and construction services were profitable while post and joist and the domestic steel import and distribution operations incurred losses. Profits were attributable to margin improvements on lower material costs supplying relatively high-priced backlog shipments as compared to 2008 which included rising prices and margin compression for our fabrication business. As the economic conditions continued to deteriorate during 2009, the prices and the volume associated with the backlog decreased leading to lower sales and shipments during the end of fiscal 2009. Losses in post operations were caused by high-priced raw material in inventory running through production and strong competition for dwindling tons in joist operations. The composite average fabrication selling price was $1,131 per ton, up from $1,064 per ton in 2008. Rebar shipments have been positively impacted by recent acquisitions of CMC Coating and CMC Regional Steel. Our largest challenge for this segment remains in our domestic steel import and distribution business which incurred substantial losses. The decline in spot pricing coupled with customer liquidity issues has led to unprecedented and unwarranted contract cancellations, market claims, price negotiations and unanticipated inventory positions resulting in charges of $48.4 million in 2009.
     The tables below shows our average fabrication selling prices per short ton and total fabrication plant shipments for the year ended August 31:

			Increase
Average selling price*	2009	2008	Amount	%

Rebar	$980	$909	$71	8%
Joist	1,464	1,309	155	12%
Structural	3,037	2,697	340	13%
Post	956	834	122	15%
Deck	1,524	1,324	200	15%

* Excludes stock and buyout sales.

			Decrease
Tons shipped (in thousands)	2009	2008	Amount	%

Rebar	1,010	1,061	(51)	(5%)
Joist	153	244	(91)	(37%)
Structural	70	90	(20)	(22%)
Post	69	106	(37)	(35%)
Deck	122	225	(103)	(46%)
     International Mills Weak international steel markets, metal margin compression, mill start-up costs and lower of cost or market inventory adjustments caused by rapidly falling sales prices resulted in an adjusted operating loss for this segment in 2009. CMC Zawiercie (“CMCZ”) had an adjusted operating loss of $39.5 million in 2009 compared to an adjusted operating profit of $122.1 million in 2008 primarily due to compressed metal margins combined with a 12% decline in volume. Shipments included 241 thousand tons of billets compared to 373 thousand tons of billets in the prior year. We successfully rolled 22 thousand tons of material on our newly commissioned wire rod block and we will continue to test different sizes and grades incurring additional start-up costs in the first quarter of fiscal year 2010. This major strategic expansion captures the advantage of the underutilized melting capacity of CMCZ’s two existing electric arc furnaces.
     The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

					Decrease
	2009		2008		Amount		%

Tons melted	1,269		1,502			(233)	(16%)
Tons rolled	997		1,100			(103)	(9%)
Tons shipped	1,258		1,434			(176)	(12%)
Average mill selling price (total sales)	1,351	PLN	1,698	PLN	(347	) PLN	(20%)
Averaged cost of ferrous scrap production cost	785	PLN	1,039	PLN	(254	) PLN	(24%)
Average metal margin	566	PLN	659	PLN	(93	) PLN	(14%)
Average ferrous scrap purchase price	613	PLN	905	PLN	(292	) PLN	(32%)
Average mill selling price (total sales)	$457		$744			$(287)	(39%)
Average cost of ferrous scrap production cost	$255		$441			$(186)	(42%)
Average metal margin	$202		$303			$(101)	(33%)
Average ferrous scrap purchase price	$202		$396			$(194)	(49%)

PLN - Polish zlotys
     CMCS reported an adjusted operating loss of $37.9 million during 2009 as compared to an adjusted operating loss of $25.3 million during 2008. The decline is primarily due to decreased demand including the collapse of energy markets, increased Chinese competition in the North Africa and Middle East markets and inventory valuation adjustments. CMCS melted 49 thousand tons, rolled 63 thousand tons and shipped 67 thousand tons during 2009 as compared to 34 thousand tons melted, 67 thousand tons rolled and 58 thousand tons shipped during 2008. Our yields have steadily improved during 2009, and we have successfully completed castings of all major sizes of billets from phase one of our upgraded melt shop. The installation of the renovated furnace is underway and should be completed during the second quarter of fiscal year 2010. The turnaround at CMCS is contingent on the successful completion of our capital expenditure programs for a replacement furnace, improvements to the continuous caster and increased sales as part of a market turnaround.
     International Fabrication and Distribution This segment’s net sales decreased and we incurred an adjusted operating loss during 2009 driven by reduced market demand and inventory valuation adjustments as pricing fell during 2009 offset by pre-tax LIFO income primarily related to a division classified as a discontinued operation. The downturn in steel markets continues in Europe while parts of Asia and Australia are showing signs of recovery. The global financial crisis contributed to customer noncompliance with contracts, market claims and price renegotiations. Additionally, demand was negatively impacted as customers were not willing to be exposed to lead times for imported material in the volatile pricing environment. This segment recorded over $100 million in charges for inventory adjustments and customer non-compliance during 2009. Our raw materials import business remained profitable and we opened a fabrication facility in Zyrardow, Poland, located west of Warsaw.

     In August 2007, CMC’s Board approved a plan to offer for sale a division which was involved with the buying, selling and distribution of nonferrous metals. At August 31, 2009, in connection with the closure of the division, all inventory of this division had been sold or absorbed by other divisions of the Company. See Note 5, Discontinued Operations, to the consolidated financial statements.
     Corporate Our corporate expenses decreased $4.7 million in 2009 to $94.8 million primarily due to reductions in bonus and profit sharing expenses and costs incurred for the global installation of SAP software which were offset by increased salary and severance expense.
     Discontinued Operations Adjusted operating profit for our division classified as a discontinued operation decreased to $2.6 million from adjusted operating profit of $2.9 million in 2008. The change primarily resulted from an increase in LIFO income of $24.0 million as compared to 2008 offset by costs incurred with ceasing operations.
     Consolidated Data On a consolidated basis, the LIFO method of inventory valuation increased our net earnings by $208.4 million ($1.83 per diluted share) for 2009 as compared to decreasing our net earnings by $209.1 million ($1.78 diluted share) for 2008. Our overall selling, general and administrative (“SG&A”) expenses decreased by $36.6 million (5%) for 2009 as compared to 2008. SG&A expense primarily declined due to decreased bonus and profit sharing expenses and cost incurred for the global installation of SAP software partially offset by increased salary expense because of company growth, including recent acquisitions, increased bad debt expense and severance expense.
     Our interest expense increased by $18.7 million to $77.0 million during 2009 as compared to 2008 primarily due to the issuance of $500 million in senior unsecured notes in August 2008 and increased debt outstanding internationally during the current fiscal year which was offset in part by the repayment of $100 million senior unsecured notes in February 2009.
     Our effective tax rate for the year ended August 31, 2009 increased to 40.3% as compared to 31.1% in 2008. Our effective tax rate for 2009 varies from our statutory rate due to lower tax rate jurisdictions (predominately international) incurring losses and higher rate jurisdictions generating income. As of August 31, 2009, it is our intention to indefinitely reinvest earnings of non-U.S. subsidiaries. As a result, the deferred income tax liability relating to prior periods has been reversed positively impacting our effective tax rate for 2009.
Outlook
     We believe fiscal 2010 will be a year of two contrasting halves; we expect (i) the first half of the year will suffer the lingering effects of the down economy and the downturn during the winter season and (ii) the second half of the year should benefit from an improving economy and the traditional increase from the spring construction season. Domestic market conditions appear to be stabilizing, but at modest levels. The U.S. stimulus programs are likely to become effective in calendar year 2010. Private nonresidential construction is likely to remain weak. The Asian markets are the most encouraging. China continues to fund steel intensive projects including infrastructure, public housing and energy plans. China may curb new steel production to control excess steel capacity. China may increase exports of higher value steel products, but we believe this will be mainly to nearby Asian markets. We believe most markets in Asia are likely to continue to improve including Taiwan, Vietnam and Malaysia. Australia’s economic recovery is ahead of the U.S., and we believe recovery in Europe is likely to be mixed. Poland is expected to lead Central Eastern Europe with improving GDP growth.
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

     The following table reflects our Americas Recycling segment’s average selling prices per short ton and tons shipped (in thousands) for the year ended August 31:

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
     Within the segment, adjusted operating profit for our four domestic steel minimills was $195.3 million for 2008 as compared to $239.8 million for 2007. The decrease in adjusted operating profit was mainly due to additional LIFO expense of $102.1 million recorded during 2008 as compared to 2007. Metal margins were 2% higher as weighted average sales prices barely stayed ahead of rapidly increasing ferrous scrap prices. The price of ferrous scrap consumed rose 50% compared to 2007. The increase in ferrous scrap prices drove the average selling price up $125 per ton while the average selling price for finished goods increased $136 per ton. Margins were negatively impacted by a 77% increase in alloys and electrodes and a 31% increase in energy cost during 2008 as compared to 2007. Combined, these two costs accounted for an increase of $65 million. Sales volumes increased 12% to 2.5 million tons, an all-time record, while tonnage rolled increased 7% to 2.1 million tons. We have invested $63 million for our micro mill project in Arizona.
     The table below reflects steel and ferrous scrap prices per ton for the year ended August 31:

			Increase
	2008	2007	Amount	%

Average mill selling price (finished goods)	$723	$587	$136	23%
Average mill selling price (total sales)	691	566	125	22%
Average cost of ferrous scrap consumed	350	233	117	50%
Average FIFO metal margin	341	333	8	2%
Average ferrous scrap purchase price	329	211	118	56%
     The table below reflects our steel minimills’ operating statistics (short tons in thousands) for the year ended August 31:

			Increase
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
     The tables below shows our average fabrication selling prices per short ton and total fabrication plant shipments for the year ended August 31:

				Increase
Average selling price*	2008	2007		Amount	%

Rebar	$909	$831		$78	9%
Joist	1,309	1,184		125	11%
Structural	2,697	2,364		333	14%
Post	834	720		114	16%
Deck	1,324	N/A	**	N/A	N/A

*	Excludes stock and buyout sales.

**	Average sales price not presented as deck operation represents minimal activity during 2007.

			Increase (Decrease)
Tons shipped (in thousands)	2008	2007	Amount	%

Rebar	1,061	1,014	47	5%
Joist	244	340	(96)	(28%)
Structural	90	84	6	7%
Post	106	103	3	3%
Deck	225	54	171	317%
     International Mills Net sales for 2008 increased 49%, impacted by favorable foreign exchange rates which resulted in an increase in net sales of approximately 19%. Adjusted operating profit for 2008 decreased 14% mainly due to continued start-up costs at our CMCS mill which was acquired in the first quarter of 2008. During 2008, adjusted operating profit at our mill in Poland increased 8.6% to $122.1 million. Average mill selling price increased 8% and the average ferrous scrap production cost increased 19% resulting in a decrease in the average metal margin of 6% to 659 PLN.

     The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

					Increase (Decrease)
	2008		2007		Amount	%

Tons melted	1,502		1,458		44	3%
Tons rolled	1,100		1,130		(30)	(3%)
Tons shipped	1,434		1,366		68	5%
Average mill selling price (total sales)	1,698	PLN	1,575	PLN	123	8%
Averaged cost of ferrous scrap production cost	1,039	PLN	876	PLN	163	19%
Average metal margin	659	PLN	699	PLN	(40)	(6%)
Average ferrous scrap purchase price	905	PLN	780	PLN	125	16%
Average mill selling price (total sales)	$744		$542		$202	37%
Average cost of ferrous scrap production cost	$441		$302		$139	46%
Average metal margin	$303		$240		$63	26%
Average ferrous scrap purchase price	$396		$268		$128	48%

PLN - Polish zlotys
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
2009 Liquidity and Capital Resources
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
     Our sources, facilities and availability of liquidity and capital resources as of August 31, 2009 (dollars in thousands):

	Total Facility	Availability
Cash and cash equivalents	$405,603	$	N/A
Net cash flows from operating activities	806,536		N/A
Commercial paper program*	400,000		372,100
Domestic accounts receivable securitization	100,000		100,000
International accounts receivable sales facilities	198,746		105,049
Bank credit facilities – uncommitted	1,082,170		808,037
Notes due from 2013 to 2018	1,204,945		**
Trade financing arrangements	**		As required
Equipment notes	9,597		—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $27.9 million of stand-by letters of credit issued as of August 31, 2009. The revolving credit agreement matures on May 23, 2010 and the Company intends to renegotiate and extend the facility during fiscal year 2010.

**	With our investment grade credit ratings we believe we have access to additional financing and refinancing, if needed.
     Certain of our financing agreements include various financial covenants. Our revolving credit agreement requires compliance with certain covenants each fiscal quarter, of which we were in compliance as of August 31, 2009. The CMCZ notes require compliance with certain covenants each February and August. At August 31, 2009, CMCZ was not in compliance with these covenants which resulted in a guarantee by Commercial Metals Company becoming effective. As a result of the guarantee, the financial covenant requirements became void, however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenants for two consecutive quarters.
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
     During 2009, we generated $806.5 million of net cash flows from operating activities as compared to using $43.5 million in 2008. Significant fluctuations in working capital were as follows:
•	decreased accounts receivable – decreased sales and prices during 2009;

•	decreased inventories – decreased inventory on hand and lower inventory costs; and

•	decreased accounts payable and accrued expenses – more cash being used during 2009 as current liabilities increased at the end of 2008 as a result of higher volume. Lower volume in 2009 led to less purchasing of material and reduced accounts payable. Additionally, accrued expenses were reduced as a result of minimal amounts accrued for bonus and profit sharing during 2009.
     During 2009, we used $368.0 million of net cash flows from investing activities as compared to $581.8 million in 2008. We had no significant acquisitions in 2009 which resulted in a decrease in cash used for acquisitions of $227.5 million. During 2009, we invested $369.7 million in property, plant and equipment. Significant capital expenditures in 2009 related to construction of the new micro mill in Arizona, the installation of a new wire rod block and rolling mill at CMCZ, the melt shop and caster upgrades at CMCS and capitalization of costs associated with the global implementation of SAP.
     We expect our total capital spending for 2010 to be approximately $150 million. We continually assess our capital spending and reevaluate our requirements based on current and expected results.
     Net cash flows from financing activities used $246.5 million for 2009 as compared to cash provided of $423.8 million for 2008. The increase in cash used was primarily due to net repayments of short term borrowings and long-term debt during 2009 of $94.7 million as compared to net proceeds in 2008 of $589.2 million from new debt issued. During 2009, we used $18.5 million to purchase 1.8 million shares of our common stock as part of our stock repurchase program, a decrease of $153.8 million as compared to 2008. Additionally, we decreased documentary letters of credit which resulted in a change in the use of cash of $122.3 million as compared to 2008.
     Our contractual obligations for the next twelve months of $907 million are typically expenditures with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
Contractual Obligations
The following table represents our contractual obligations as of August 31, 2009 (dollars in thousands):

	Payments Due By Period*
		Less than			More than
Contractual Obligations:	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt(1)	$1,214,542	$32,802	$59,310	$222,381	$900,049
Notes payable	1,759	1,759	—	—	—
Interest(2)	594,038	79,787	154,288	139,741	220,222
Operating leases(3)	172,235	40,930	62,866	37,607	30,832
Purchase obligations(4)	904,765	751,956	81,396	50,362	21,051

Total contractual cash obligations	$2,887,339	$907,234	$357,860	$450,091	$1,172,154

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the August 31, 2009 consolidated balance sheet. See Note 6, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of August 31, 2009.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of August 31, 2009. See Note 12, Commitments and Contingencies, to the consolidated financial statements.

(4)	Approximately 79% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures.
Other Commercial Commitments
     We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At August 31, 2009, we had committed $31.8 million under these arrangements. All commitments expire within one year.
Contingencies
     In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. While we are unable to estimate precisely the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, and the uncertainties involved in litigation. Accordingly, we cannot always estimate a meaningful range of possible exposure. We believe that we have adequately provided in our consolidated financial statements for the impact of these contingencies. We also believe that the outcomes will not significantly affect the long-term results of operations or our financial position. However, they may have a material impact on earnings for a particular quarter.
Environmental and Other Matters
     See Note 12, Commitments and Contingencies, to the consolidated financial statements.
     General We are subject to federal, state and local pollution control laws and regulations in all locations where we have operating facilities. We anticipate that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.
     Our original business and one of our core businesses for over nine decades is metals recycling. In the present era of conservation of natural resources and ecological concerns, we are committed to sound ecological and business conduct. Certain governmental regulations regarding environmental concerns, however well intentioned, may expose us and the industry to potentially significant risks. We believe that recycled materials are commodities that are diverted by recyclers, such as us, from the solid waste streams because of their inherent value. Commodities are materials that are purchased and sold in public and private markets and commodities exchanges every day around the world. They are identified, purchased, sorted, processed and sold in accordance with carefully established industry specifications.
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
     Superfund The U.S. Environmental Protection Agency (“EPA”) or an equivalent state agency notified us that we are considered a PRP at ten sites, none owned by us. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) or a similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. At August 31, 2009, based on currently available information, which is in many cases preliminary and incomplete, we had $2.2 million accrued for cleanup and remediation costs in connection with eight of the ten CERCLA sites. We have accrued for these liabilities based upon our best estimates. We are not able to reasonably estimate an amount for the two other CERCLA sites. The amounts paid and the expenses incurred on these sites for the years ended August 31, 2009, 2008 and 2007 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

     Clean Water Act The Clean Water Act (“CWA”) imposes restrictions and strict controls regarding the discharge of wastes into waters of the United States, a term broadly defined, or into publicly owned treatment works. These controls have become more stringent over time and it is probable that additional restrictions will be imposed in the future. Permits must generally be obtained to discharge pollutants into federal waters or into publicly owned treatment works; comparable permits may be required at the state level. The CWA and many state agencies provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants. In addition, the EPA’s regulations and comparable state regulations may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge or non-compliance with permit requirements, we may be liable for penalties and costs.
     Clean Air Act Our operations are subject to regulations at the federal, state and local level for the control of emissions from sources of air pollution. New and modified sources of air pollutants are often required to obtain permits prior to commencing construction, modification and/or operations. Major sources of air pollutants are subject to more stringent requirements, including the potential need for additional permits and to increased scrutiny in the context of enforcement. The EPA has been implementing its stationary emission control program through expanded enforcement of the New Source Review Program. Under this program, new or modified sources may be required to construct emission sources using what is referred to as the Best Available Control Technology, or in any areas that are not meeting national ambient air quality standards, using methods that satisfy requirements for Lowest Achievable Emission Rate. Additionally, the EPA is implementing new, more stringent standards for ozone and fine particulate matter. The EPA recently has promulgated new national emission standards for hazardous air pollutants for steel mills which will require specific sources in this category to meet the standards by reflecting application of maximum achievable control technology. Compliance with the new standards could require additional expenditures.
     In 2009, we incurred environmental expenses of $24.4 million. The expenses included the cost of environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. During 2009, $4.6 million of our capital expenditures related to costs directly associated with environmental compliance. At August 31, 2009, $14.3 million was accrued for environmental liabilities of which $6.4 million was classified as other long-term liabilities.
Dividends
     We have paid quarterly cash dividends in each of the past 180 consecutive quarters. We paid dividends in 2009 at the rate of $0.12 per share for all quarters.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     Approach to Minimizing Market Risk See Note 7, Financial Instruments, Market and Credit Risk, to the consolidated financial statements for disclosure regarding our approach to minimizing market risk. Also, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements. The following types of derivative instruments were outstanding at August 31, 2009, in accordance with our risk management program.
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
     Commodity Prices We base pricing in some of our sales and purchase contracts on metal commodity futures exchange quotes which we determine at the beginning of the contract. Due to the volatility of the metal commodity indexes, we enter into metal commodity futures contracts for copper, aluminum and nickel. These futures mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodity prices on these contractual commitments. Physical transaction quantities will not match exactly with standard commodity lot sizes, leading to minimal gains and losses from ineffectiveness.
     Natural Gas We enter into natural gas forward contracts as economic hedges of the Company’s Americas Mills operations based on anticipated consumption of natural gas in order to mitigate the risk of unanticipated increase to operating cost due to the volatility of natural gas prices.
     Freight We occasionally enter into freight forward contracts when sales commitments to customers include a fixed price freight component in order to minimize the effect of the volatility of ocean freight rates.

     Interest Rates If interest rates increased or decreased by one percentage point, the impact on interest expense related to our variable-rate debt would be approximately $1 million and the impact on fair value of our long-term debt would be approximately $64 million as of August 31, 2009.
The following table provides certain information regarding the foreign exchange and commodity financial instruments discussed above.
Gross foreign currency exchange contract commitments as of August 31, 2009:

Functional Currency		Foreign Currency			U.S.
	Amount		Amount	Range of	Equivalent
Type	(in thousands)	Type	(in thousands)	Hedge Rates*	(in thousands)

AUD	176	EUR	101	0.57 – 0.59	$144
AUD	40	GBP	20	0.50	33
AUD	158,312	USD	128,766	0.51 – 0.84	128,766
EUR	359	USD	513	1.43	513
GBP	4,106	EUR	4,775	0.85 – 0.88	6,726
GBP	1,319	USD	2,177	1.64 – 1.65	2,177
HRK	42,567	EUR	5,620	7.15 – 7.76	8,096
HRK	41,686	USD	7,243	5.15 – 5.81	7,243
PLN	363,033	EUR	91,748	3.80 – 4.57	124,249
PLN	232,148	USD	76,908	2.85 – 3.31	76,908
SGD**	2,314	USD	1,600	1.45	1,600
USD	5,618	EUR	3,945	1.38 – 1.43	5,618
USD	23,676	GBP	14,490	1.63	23,676
USD	1,833	JPY	174,755	94.62 – 99.60	1,833
USD	686	PLN	2,063	2.87 – 3.22	686

					$388,268

*	Substantially all foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

**	Singapore dollar
Gross metal commodity contract commitments as of August 31, 2009:

								Range or	Total Contract
								Amount of	Value at
		Long/	# of	Standard		Total		Hedge Rates	Inception
Terminal Exchange	Metal	Short	Lots	Lot Size		Weight		Per MT/lb.	(in thousands)

London Metal Exchange	Aluminum	Long	229	25	MT	5,725	MT	$1,920.00 – 2,340.00	$12,460
	Aluminum	Short	6	25	MT	150	MT	5,067.50 – 5,098.50	762
	Copper	Long	47	25	MT	1,175	MT	6,251.00 – 6,475.42	7,462
	Copper	Short	38	25	MT	950	MT	4,899.50 – 6,402.00	5,347
	Zinc	Long	2	25	MT	50	MT	1,900.75 – 1,948.00	70
New York Mercantile Exchange	Copper	Long	134	25,000	lbs.	3,350,000	lbs.	170.00 – 292.00	8,533
	Copper	Short	588	25,000	lbs.	14,700,000	lbs.	195.70 – 298.45	38,039
	Natural Gas	Long	7	10,000	MMBtu	70,000	MMBtu	3.95 – 4.90	322

									$72,995

•	MT = Metric Ton

•	MMBtu = One million British thermal units

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
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2009. Deloitte & Touche LLP has audited the effectiveness of the Company’s internal control over financial reporting; their report is included on page 43 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas
We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended August 31, 2009 of the Company and our report dated October 30, 2009 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP

Dallas, Texas
October 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 30, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP

Dallas, Texas
October 30, 2009

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended August 31,
(in thousands, except share data)	2009	2008	2007

Net sales	$6,793,396	$10,427,378	$8,329,016
Costs and expenses:
Cost of goods sold	6,013,335	9,325,724	7,167,989
Selling, general and administrative expenses	671,202	707,786	583,810
Interest expense	76,998	58,263	36,334

	6,761,535	10,091,773	7,788,133
Earnings from continuing operations before income taxes and minority interests	31,861	335,605	540,883
Income taxes	12,734	103,886	172,769

Earnings from continuing operations before minority interests	19,127	231,719	368,114
Minority interests (benefit)	(550)	538	9,587

Net earnings from continuing operations	19,677	231,181	358,527

Earnings (loss) from discontinued operations before taxes	2,064	1,706	(4,827)
Income taxes (benefit)	939	921	(1,731)

Net earnings (loss) from discontinued operations	1,125	785	(3,096)

Net earnings	$20,802	$231,966	$355,431

Basic earnings (loss) per share:
Earnings from continuing operations	$0.18	$2.01	$3.04
Earnings (loss) from discontinued operations	0.01	0.01	(0.03)

Net earnings	$0.19	$2.02	$3.01

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.17	$1.96	$2.95
Earnings (loss) from discontinued operations	0.01	0.01	(0.03)

Net earnings	$0.18	$1.97	$2.92
See notes to consolidated financial statements.

Commercial Metals Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands, except share data)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$405,603	$219,026
Accounts receivable (less allowance for collection losses of $42,134 and $17,652)	731,282	1,369,453
Inventories	678,541	1,400,332
Other	182,126	228,632

Total current assets	1,997,552	3,217,443

Property, plant and equipment:
Land	87,530	84,539
Buildings and improvements	502,031	462,186
Equipment	1,395,104	1,292,832
Construction in process	380,185	256,156

	2,364,850	2,095,713
Less accumulated depreciation and amortization	(1,013,461)	(941,391)

	1,351,389	1,154,322
Goodwill	74,236	84,837
Other assets	264,379	289,769

	$3,687,556	$4,746,371

	August 31,
(in thousands, except share data)	2009	2008

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$344,355	$838,777
Accounts payable-documentary letters of credit	109,210	192,492
Accrued expenses and other payables	327,212	563,424
Income taxes payable and deferred income taxes	—	156
Notes payable	1,759	31,305
Current maturities of long-term debt	32,802	106,327

Total current liabilities	815,338	1,732,481

Deferred income taxes	44,564	50,160
Other long-term liabilities	113,850	124,171
Long-term debt	1,181,740	1,197,533

Total liabilities	2,155,492	3,104,345

Minority interests	2,371	3,643
Commitments and contingencies
Stockholders’ equity
Capital stock:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 112,573,433 and 113,777,152 shares	1,290	1,290
Additional paid-in capital	380,737	371,913
Accumulated other comprehensive income	34,257	112,781
Retained earnings	1,438,205	1,471,542

	1,854,489	1,957,526

Less treasury stock 16,487,231 and 15,283,512 shares at cost	(324,796)	(319,143)

Total stockholders’ equity	1,529,693	1,638,383

	$3,687,556	$4,746,371

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended August 31,
(in thousands)	2009	2008	2007

Cash flows from (used by) operating activities:
Net earnings	$20,802	$231,966	$355,431
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	154,679	135,069	107,305
Minority interests (benefit)	(550)	538	9,587
Provision for losses (recoveries) on receivables	33,733	4,478	(370)
Share-based compensation	17,475	18,996	12,499
Net loss on sale of assets	2,795	749	474
Writedown of inventory	127,056	—	—
Asset impairment charges	8,468	1,004	3,400
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	692,386	(287,052)	(39,695)
Accounts receivable sold (repurchased), net	(129,227)	45,348	115,672
(Increase) decrease in inventories	533,896	(414,556)	(10,381)
(Increase) decrease in other assets	93,257	(177,510)	(89,332)
Increase (decrease) in accounts payable, accrued expenses, other payables and income taxes	(691,912)	395,987	(22,179)
Decrease in deferred income taxes	(49,066)	(4,379)	(10,603)
Increase (decrease) in other long-term liabilities	(7,256)	5,906	29,482

Net cash flows from (used by) operating activities	806,536	(43,456)	461,290

Cash flows used by investing activities:
Capital expenditures	(369,694)	(355,041)	(206,262)
Purchase of minority interests in CMC Zawiercie	(6)	(169)	(62,104)
Proceeds from the sale of property, plant and equipment and other	2,620	1,791	1,470
Acquisitions, net of cash acquired	(900)	(228,422)	(164,017)

Net cash flows used by investing activities	(367,980)	(581,841)	(430,913)

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit	(83,282)	39,061	11,718
Short-term borrowings, net change	(26,244)	(1,427)	(62,088)
Repayments on long-term debt	(132,496)	(6,053)	(72,282)
Proceeds from issuance of long-term debt	64,014	596,669	400,504
Stock issued under incentive and purchase plans	3,284	8,910	10,849
Treasury stock acquired	(18,514)	(172,312)	(59,169)
Cash dividends	(54,139)	(52,061)	(39,254)
Tax benefits from stock plans	926	10,982	16,894

Net cash flows from (used by) financing activities	(246,451)	423,769	207,172
Effect of exchange rate changes on cash	(5,528)	1,279	1,007

Increase (decrease) in cash and cash equivalents	186,577	(200,249)	238,556
Cash and cash equivalents at beginning of year	219,026	419,275	180,719

Cash and cash equivalents at end of year	$405,603	$219,026	$419,275

Commercial Metals Company and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, September 1, 2006	129,060,664	$1,290	$346,994	$33,239	$980,454	(11,179,504)	$(141,873)	$1,220,104

Comprehensive income (loss):
Net earnings					355,431			355,431
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($2,038)				24,892				24,892
Unrealized gain on derivatives, net of taxes ($3,570)				7,074				7,074
Defined benefit obligation, net of taxes ($140)				(753)				(753)

Comprehensive income								386,644
Cash dividends					(39,254)			(39,254)
Treasury stock acquired						(2,116,975)	(59,169)	(59,169)
Issuance of stock under incentive and purchase plans			(16,593)			2,603,880	27,442	10,849
Issuance of restricted stock			(2,876)			206,482	2,876
Stock-based compensation			12,564			(8,166)	(65)	12,499
Tax benefits from stock plans			16,894					16,894

Balance, August 31, 2007	129,060,664	$1,290	$356,983	$64,452	$1,296,631	(10,494,283)	$(170,789)	$1,548,567

FIN 48 adjustment					(4,994)			(4,994)
Comprehensive income (loss):
Net earnings					231,966			231,966
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($5,179)				57,245				57,245
Unrealized loss on derivatives, net of taxes ($1,743)				(7,866)				(7,866)
Defined benefit obligation, net of taxes ($366)				(1,050)				(1,050)

Comprehensive income								280,295

Cash dividends					(52,061)			(52,061)
Treasury stock acquired						(6,212,238)	(172,312)	(172,312)
Issuance of stock under incentive and purchase plans			(11,921)			1,277,417	20,831	8,910
Issuance of restricted stock			(3,315)			163,770	3,315
Stock-based compensation			19,184			(18,178)	(188)	18,996
Tax benefits from stock plans			10,982					10,982

Balance, August 31, 2008	129,060,664	$1,290	$371,913	$112,781	$1,471,542	(15,283,512)	$(319,143)	$1,638,383

Comprehensive income (loss):
Net earnings					20,802			20,802
Other comprehensive income (loss):
Foreign currency translation adjustment				(89,110)				(89,110)
Unrealized gain on derivatives, net of taxes ($2,339)				11,034				11,034
Defined benefit obligation, net of taxes ($90)				(448)				(448)

Comprehensive loss								(57,722)

Cash dividends					(54,139)			(54,139)
Treasury stock acquired						(1,752,900)	(18,514)	(18,514)
Issuance of stock under incentive and purchase plans			(9,776)			561,800	13,060	3,284
Stock-based compensation			17,674			(12,619)	(199)	17,475
Tax benefits from stock plans			926					926

Balance, August 31, 2009	129,060,664	$1,290	$380,737	$34,257	$1,438,205	(16,487,231)	$(324,796)	$1,529,693

Commercial Metals Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Nature of Operations The Company recycles, manufactures, and markets steel and metal products and related materials. Its domestic recycling facilities, mills, fabrication facilities, and markets are primarily located in the Sunbelt from the mid-Atlantic area through the west. Additionally, the Company operates steel minimills in Poland and Croatia, fabrication shops in Poland and Germany and processing facilities in Australia. Through its global marketing offices, the Company markets and distributes steel and nonferrous metal products and other industrial products worldwide. See Note 15, Business Segments.
     Consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances are eliminated.
     Investments in 20% to 50% owned affiliates are accounted for on the equity method. All investments under 20% are accounted for under the cost method.
     On March 2, 2007, the Company purchased all of the minority shares of CMC Zawiercie (“CMCZ”) owned by the Polish government, representing 26.4% of the total CMCZ shares. During 2008, the Company acquired all of the remaining outstanding minority shares of CMCZ and now owns 100% of CMCZ.
     Revenue Recognition Sales are recognized when title passes to the customer either when goods are shipped or when they are delivered based upon the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. When the Company estimates that a contract with a customer will result in a loss, the entire loss is accrued as soon as it is probable and estimable. The Company accounts for fabrication projects in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. As of August 31, 2009 and 2008, the Company recorded unbilled revenue related to fabrication projects of $27.2 million and $16.1 million, respectively, included in accounts receivable in the consolidated financial statements.
     Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts to reflect an estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customer’s financial condition.
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
     Property, Plant and Equipment Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Provision for amortization of leasehold improvements are made at annual rates based upon the lesser of the estimated useful lives of the assets or terms of the leases. Major maintenance is expensed as incurred. At August 31, 2009, the useful lives used for depreciation and amortization was as follows:

Buildings	7 to 40 years
Land improvements	3 to 25 years
Leasehold improvements	3 to 15 years
Equipment	2 to 25 years

     Goodwill and Other Intangible Assets Goodwill represents the difference between the purchase price of acquired businesses and the fair value of their net assets. The Company accounts for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill is not amortized but reviewed for impairment on an annual basis or if a triggering event occurs. The Company tests for the impairment of goodwill by estimating the fair value of each reporting unit compared to its carrying value. The Company uses a discounted cash flow model to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. The Company performs the goodwill impairment test in the fourth quarter each fiscal year and when changes in circumstances indicate an impairment event may have occurred. The Company incurred no impairment charges for goodwill for the years ended August 31, 2009, 2008 and 2007.
     The following intangible assets subject to amortization are included within other assets on the consolidated balance sheets as of August 31:

	2009			2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Customer base	$66,227	$14,107	$52,120	$55,271	$5,036	$50,235
Non-competition agreements	11,200	6,016	5,184	12,371	4,343	8,028
Favorable land leases	5,880	380	5,500	7,325	388	6,937
Brand name	5,214	4,637	577	5,467	229	5,238
Production backlog	3,198	3,198	—	2,815	1,023	1,792
Other	1,596	296	1,300	553	134	419

Total	$93,315	$28,634	$64,681	$83,802	$11,153	$72,649

     Excluding goodwill, there are no other significant intangible assets with indefinite lives. During 2009, the gross carrying value of intangible assets increased and goodwill decreased approximately $10 million due to final purchase price allocations for certain acquisitions acquired in the fourth quarter of fiscal year 2008. Amortization expense for intangible assets for the years ended August 31, 2009, 2008, and 2007 was $18.9 million, $8.3 million and $7.1 million, respectively. At August 31, 2009, the weighted average remaining useful lives of these intangible assets, excluding the favorable land leases in Poland, was five years. The weighted average lives of the favorable land leases was 80 years. Estimated amounts of amortization expense for the next five years are as follows:

Year	(in thousands)

2010	$11,991
2011	11,170
2012	9,609
2013	7,903
2014	7,864
     Impairment of Long-Lived Assets In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company evaluates the carrying value of property, plant and equipment and definite-lived assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted. During the second quarter of 2009, the Company recorded an impairment charge of $5.1 million to write down the value of plant, property and equipment at two divisions. During the fourth quarter of 2009, the Company ceased using the brand names of several acquired businesses and the Company recorded an impairment charge of $3.4 million to write off the value of these brand names. The Company recorded impairment charges of $1.0 million and $3.4 million during 2008 and 2007, respectively.
     Severance Charges During 2009, the Company incurred severance costs of $12.5 million related to involuntary employee terminations initiated as part of the Company’s focus on operating expense management and reductions in headcount to meet current production levels. These termination benefits have been included in selling, general and administrative expenses in the Company’s consolidated financial statements. Additionally, during 2008, the Company accrued severance costs related to the division classified as a discontinued operation of $4.1 million. As of

August 31, 2009 and 2008, the remaining liability to be paid in the future related to termination benefits was $2.0 million and $4.1 million, respectively.
     Environmental Costs The Company accrues liabilities for environmental investigation and remediation costs when it is both probable and the amount can be reasonably estimated. Environmental costs are based upon estimates regarding the sites for which the Company will be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties and the timing of remediation. Where timing and amounts cannot be reasonably determined, a range is estimated and the lower end of the range is recorded.
     Stock-Based Compensation The Company recognizes share-based compensation in accordance with SFAS No. 123 (R), Share-Based Payments (“SFAS 123 (R)”), which requires compensation cost relating to share-based transactions be recognized at fair value in financial statements. The fair value of each share-based award is estimated at the date of grant using either the Black-Scholes pricing model or a binomial model. Total compensation cost is amortized on a straight-line basis over the vesting period of issued awards.
     The Company recognized share-based compensation expense of $17.5 million, $19.0 million and $12.5 million as a component of selling, general and administrative expenses for the twelve months ended August 31, 2009, 2008 and 2007, respectively. At August 31, 2009, the Company had $9.0 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 32 months.
     The Black-Scholes pricing model was used for stock options and Stock Appreciation rights (“SARs”) and the following weighted average assumptions were used for grants in the years ended August 31:

	2009		2008		2007

Risk-free interest rate		1.24%		2.93%		4.98%
Expected life	3.88	years	4.38	years	4.58	years
Expected volatility		60%		43%		34%
Expected dividend yield		1.1%		1.1%		1.1%
     The weighted average per share fair value of these awards granted in 2009, 2008 and 2007 was $4.69, $12.58, and $11.28, respectively.
     The binomial model was used for performance-based awards and the following assumptions were used for grants in the year ended August 31:

	2009

Risk-free interest rate		1.37%
Expected life	2.64	years
Expected volatility		69%
Expected dividend yield		2.9%
     The average per share fair value of these awards granted in 2009 was $8.89.
     See Note 10, Capital Stock, for share information on options, SARs and performance-based awards at August 31, 2009.
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
     Income Taxes The Company and its U.S. subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in Note 9, Income Taxes. Benefits from tax credits are reflected currently in earnings. As of August 31, 2009, the Company intends to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries.

     The Company accounts for uncertainty in income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”) and records income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.
     Foreign Currencies The functional currency of most of the Company’s European marketing and distribution operations is the euro. The functional currencies of the Company’s Australian, CMCZ, CMCS, United Kingdom, and certain Chinese, Mexican and Singaporean operations are their local currencies. The remaining international subsidiaries’ functional currency is the U.S. dollar. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Transaction gains (losses) from transactions denominated in currencies other than the functional currencies, recorded as a component of selling, general and administrative expenses, were $(5.3) million, $4.4 million and $(0.9) million for the years ended August 31, 2009, 2008 and 2007, respectively.
     Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates regarding assets and liabilities and associated revenues and expenses. Management believes these estimates to be reasonable; however, actual results may vary.
     Derivative Financial Instruments The Company records derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses from the changes in the values of the derivative instruments and hedged items are recorded in the statement of earnings, or are deferred if they are designated for hedge accounting and are highly effective in achieving offsetting changes in fair values or cash flows of the hedged items during the term of the hedge.
     Comprehensive Income (Loss) The Company reports comprehensive income (loss) in its consolidated statement of stockholders’ equity. Comprehensive income (loss) consists of net earnings plus gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net earnings, such as gains and losses related to certain derivative instruments, defined benefit plan obligations and translation effect of foreign currency assets and liabilities, net of tax. Accumulated other comprehensive income (loss), net of taxes, is comprised of the following:

(in thousands)	2009	2008

Foreign currency translation adjustment	$31,557	$120,667
Unrealized gain (loss) on derivatives	4,951	(6,083)
Defined benefit obligations	(2,251)	(1,803)

Total	$34,257	$112,781

     Recent Accounting Pronouncements In December 2007, The FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles for recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired business and goodwill acquired in a business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company is required to adopt the provisions of these statements in the first quarter of fiscal 2010. This standard will impact our accounting treatment for future business combinations.
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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires disclosures regarding fair value of financial instruments for interim and annual reporting periods of publicly traded companies to provide financial statement users with more timely and transparent information. The Company is required to adopt the provisions of this statement in the first quarter of 2010. The adoption is not expected to have any material impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 clarifies the determination of a transferor’s continuing involvement in a transferred financial asset and limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire original financial asset. The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2011. The Company is still in the process of evaluating the impact, if any, SFAS 166 will have on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the source of authoritative non-governmental generally accepted accounting principles (“GAAP”). The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2010. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements, though it will change future references of accounting literature disclosed in the notes to the consolidated financial statements.
NOTE 2. ACQUISITIONS
     During the year ended August 31, 2009, the Company did not have any material business acquisitions.
2008
     During the year ended August 31, 2008, the Company acquired the following businesses:
•	On September 19, 2007, the Company acquired all of the outstanding shares of Valjaonica Cijevi Sisak (“VCS”) from the Croatian Privatization Fund and Croatian government. VCS’s name has been changed to CMC Sisak d.o.o. (“CMCS”). CMCS is an electric arc furnace based steel pipe manufacturer located in Sisak, Croatia with annual capacity estimated of 336,000 short tons.

•	On September 19, 2007, the Company acquired the operating assets of Economy Steel, Inc. of Las Vegas, Nevada. The acquired assets operate under the name of CMC Economy Steel. This operation is a rebar fabricator, placer, construction-related products supplier and steel service center. The acquisition supports the development and success of the Company’s mill in Arizona.

•	On December 31, 2007, the Company acquired a 70% interest in a newly incorporated business, CMC Albedo Metals which acquired an existing metals recycling business in Singapore. On April 16, 2008, the Company acquired the remaining 30% interest in CMC Albedo Metals. CMC Albedo Metals name has been changed to CMC Recycling Singapore.

•	On April 29, 2008, the Company acquired the operating assets of Rebar Services and Supply Company of Fort Worth, Texas. The acquired assets operate under the name of CMC Rebar, as part of CMC Americas Fabrication and Distribution Segment.

•	On June 5, 2008, the Company’s subsidiary, CMC Poland, completed the acquisition of substantially all the outstanding shares of PHP NIKE S.A. (“PHP Nike”). PHP Nike is a producer of welded steel meshes, cold rolled wire rod and cold rolled rebar in Poland with annual production capacity of 100,000 short tons.

•	On July 1, 2008, the Company completed the acquisition of substantially all of the operating assets of ABC Coating Companies and affiliates (“ABC Coating”). ABC Coating is involved in rebar fabrication and epoxy coated reinforcing bar servicing the Southwest, Midwest and Southeast U.S. with an annual capacity of 150,000 short tons. ABC Coating is included as part of CMC Americas Fabrication and Distribution segment.

•	On August 29, 2008, the Company completed the acquisition of substantially all of the operating assets of Reinforcing Post-Tensioning Services, Inc. and affiliates (“RPS”). RPS is a fabricator and installer of concrete reinforcing steel, post-tensioning cable and related products for commercial and public construction projects with an annual capacity of approximately 150,000 tons. RPS is included as part of CMC Americas Fabrication and Distribution segment.
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

     The intangible assets acquired include customer bases, trade names and non-competition agreements which are being amortized between four and eight years and backlog, which is being amortized over 12 months.
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

     The intangible assets acquired include customer bases, trade names and non-competition agreements which are being amortized over five years and a backlog, which is being amortized over nine months.
     The pro forma effect of the acquisitions on consolidated net earnings would not have been materially different than reported.
     On March 2, 2007, the Company purchased all of the shares of CMCZ owned by the Polish Ministry of State Treasury for approximately $60 million. The shares acquired represent 26.4% of the total CMCZ shares outstanding.
NOTE 3. SALES OF ACCOUNTS RECEIVABLE
     The Company has an accounts receivable securitization program which it utilizes as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transfers all applicable trade accounts receivable to CMCRV. CMCRV, in turn, sells an undivided percentage ownership interest in the pool of receivables to affiliates of two third party financial institutions. On June 12, 2009, the agreement with the financial institution affiliates was amended and extended to December 18, 2009. The amended agreement reduced the total facility from $200 million to $100 million. The Company intends to amend and extend the facility in fiscal year 2010.
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
     At August 31, 2009 and 2008, accounts receivable of $141 million and $420 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at August 31, 2009 and 2008. The sale of receivables to institutional buyers provides the Company with added financial flexibility, if needed, to fund the Company’s ongoing operations. The average monthly amounts of undivided interests owned by the financial institutional buyers were $20.8 million, $8.3 million and $6.2 million for the years ended August 31, 2009, 2008 and 2007, respectively. The carrying amount of the Company’s retained interest in the receivables approximated fair value due to the short-term nature of the collection period. No other material assumptions are made in determining the fair value of the retained interest. This retained interest is subordinate to, and provides credit enhancement for, the financial institution buyers’ ownership interest in CMCRV’s receivables, and is available to the financial institution buyers to pay any fees or expenses due to them and to absorb all credit losses incurred on any of the receivables. The Company is responsible for servicing the entire pool of receivables; however, no servicing asset or liability is recorded as these receivables are collected in the normal course of business and the collection of receivables related to any sales to third party institutional buyers are normally short term in nature. This U.S. securitization program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under one of its credit arrangements.
     In addition to the securitization program described above, the Company’s international subsidiaries in Australia, Europe, Poland and a domestic subsidiary periodically sell accounts receivable without recourse. These arrangements constitute true sales and, once the accounts are sold, are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these international arrangements and removed from the consolidated balance sheets were $93.7 million and $222.9 million at August 31, 2009 and

2008, respectively. The average monthly amounts of international accounts receivable sold were $110.8 million, $206.8 million and $99.0 million for the years ended August 31, 2009, 2008 and 2007, respectively. The Company’s Australian subsidiary entered into an agreement with a financial institution to periodically sell certain trade accounts receivable up to a maximum of AUD 126 million ($107 million). This Australian program contains financial covenants whereby our subsidiary must meet certain coverage and tangible net worth levels, as defined. At August 31, 2009, our Australian subsidiary was not in compliance with these covenants. As a result, the financial institution could terminate the accounts receivable program. On October 15, 2009, Commercial Metals Company provided a guarantee of our subsidiary’s performance resulting in the financial covenants at August 31, 2009 being waived. The guarantee will cease to be effective when the subsidiary is in compliance with the financial covenants for two consecutive quarters.
     During 2009, proceeds from the sale of receivables were $966.5 million and cash payments to the owners of receivables were $1,095.7 million. Discounts on domestic and international sales of accounts receivable were $4.9 million, $11.1 million and $5.6 million for the years ended August 31, 2009, 2008 and 2007, respectively. These losses primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 4. INVENTORIES
     Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the LIFO method. LIFO inventory reserves were $241.7 million and $562.3 million at August 31, 2009 and 2008, respectively. Inventory cost for international inventories and the remaining inventories are determined by the FIFO method.
     At August 31, 2009 and 2008, 62% and 45%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to CMCZ and certain marketing and distribution businesses.
     The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At August 31, 2009 and 2008, $52.9 million and $104.5 million, respectively, were in raw materials.
     During 2009, 2008 and 2007, inventory quantities in certain LIFO pools were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect for 2009 decreased cost of goods sold by $75.9 million and increased net earnings by $49.3 million. The effect for 2008 decreased cost of goods sold by $8.4 million and increased net earnings by $5.4 million. The effect for 2007 decreased cost of goods sold by $12.9 million and increased net earnings by $8.4 million
NOTE 5. DISCONTINUED OPERATIONS
     On August 30, 2007, the Company’s Board approved a plan to offer for sale a division (the “Division”) which is involved with the buying, selling and distribution of nonferrous metals, namely copper, aluminum and stainless steel semifinished products. At August 31, 2009, in connection with the closure of the Division, all inventory of this Division had been sold or absorbed by other divisions of the Company. As a result, the Division is presented as a discontinued operation in the consolidated statements of earnings. In connection with the closure, the Division established a $2.6 million reserve for the termination of the office lease during 2009. During 2009 and 2008, the Division recorded LIFO income of $26.4 million and $2.4 million, respectively.
     The Division is in the International Fabrication and Distribution segment. Various financial information for the Division is as follows:

(in thousands)	2009	2008	2007

At August 31,
Current assets	$555	$83,048	$93,385
Noncurrent assets	1,494	2,650	1,795
Current liabilities	6,543	31,258	34,889
Noncurrent liabilities	—	580	874

Fiscal Year
Revenue	90,037	337,178	422,136
Earnings (loss) before taxes	2,064	1,706	(4,827)

NOTE 6. CREDIT ARRANGEMENTS
     The Company’s commercial paper program permits maximum borrowings of up to $400 million. The program’s capacity is reduced by outstanding standby letters of credit which totaled $27.9 million as of August 31, 2009. It is the Company’s policy to maintain contractual bank credit lines equal to 100% of the amount of the commercial paper program. The $400 million unsecured revolving credit agreement has a minimum interest coverage ratio requirement of two and one-half times and a maximum debt to capitalization requirement of 60%. The agreement provides for interest based on LIBOR, Eurodollar or Bank of America’s prime rate. The facility fee is 12.5 basis points per annum and no compensating balances are required. The Company was in compliance with these requirements at August 31, 2009. At August 31, 2009 and 2008, no borrowings were outstanding under the commercial paper program or the related revolving credit agreement. The revolving credit agreement matures on May 23, 2010 and the Company intends to renegotiate and extend the facility in fiscal year 2010.
     The Company has numerous uncommitted credit facilities available from domestic and international banks. No commitment fees or compensating balances are required under these credit facilities. These credit facilities are used, in general, to support import Letters of Credit (including accounts payable settled under bankers’ acceptances as described in Note 1. Summary of Significant Accounting Polices), foreign exchange transactions and short term advances which are priced on a cost of funds basis.
     Long-term debt was as follows, as of August 31:

(in thousands)	2009	2008

6.75% notes due February 2009	$—	$100,000
5.625% notes due November 2013	200,000	200,000
6.50% notes due July 2017	400,000	400,000
7.35% notes due August 2018	500,000	500,000
CMCZ term note due May 2013	104,945	77,037
CMCP term note due August 2013	—	17,608
Other, including equipment notes	9,597	9,215

	1,214,542	1,303,860
Less current maturities	32,802	106,327

	$1,181,740	$1,197,533

     Interest on the notes, except for the CMCZ notes, is payable semiannually.
     In August 2008, the Company issued $500 million in senior unsecured notes due in August 2018. These notes have a coupon rate of 7.35% per annum. In anticipation of the offering, the Company entered into hedge transactions which reduced the Company’s effective interest rate on these notes to 7.29% per annum.
     In February 2009, the Company repaid the $100 million of 6.75% coupon rate notes.
     CMCZ has a five year term note of PLN 400 million ($139.9 million) with a group of four banks. At August 31, 2009, the notes had an outstanding balance of PLN 300 million ($104.9 million). The term note is used to finance operating expenses of CMCZ and the development of a rolling mill. The note has scheduled principal and interest payments in 15 equal quarterly installments beginning in November 2009. Interest is accrued at WIBOR plus 0.79%. The weighted average rate at August 31, 2008 was 5.7%. The term note contains certain financial covenants for CMCZ. At August 31, 2009, CMCZ was not in compliance with these covenants which resulted in a guarantee by Commercial Metals Company becoming effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenants for two consecutive quarters.
     CMCP, a wholly-owned subsidiary of the Company, owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMCP issued equipment notes under a term agreement dated September 2005 with PLN 7.0 million ($2.4 million) outstanding at August 31, 2009. Installment payments under these notes are due through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus an applicable margin. The weighted average rate at August 31, 2009 was 5.0%. The notes are secured by the shredder equipment.
     CMCP had a five year term note of PLN 80 million with two banks. The outstanding balance of $28.0 million was repaid in August 2009.

     CMC Sisak had current notes to banks with maximum borrowings of HRK 140 million. The outstanding balance in the amount of $24.8 million was repaid in December 2008.
     CMCZ had a revolving credit facility with maximum borrowings of PLN 100 million bearing interest at the Warsaw Interbank Offered Rate (“WIBOR”) plus 0.5% and collateralized by CMCZ’s accounts receivable. This facility expired on June 3, 2009. CMCZ intends to enter into a new revolving credit facility in fiscal 2010.
     The scheduled maturities of the Company’s long-term debt are as follows:

(in thousands)

2010	$32,802
2011	29,656
2012	29,654
2013	22,130
2014 and thereafter	1,100,300

Total	$1,214,542

     Interest of $12.6 million, $6.9 million, and $3.2 million was capitalized in the cost of property, plant and equipment constructed in 2009, 2008 and 2007, respectively. Interest of $91.2 million, $63.3 million, and $37.2 million was paid in 2009, 2008 and 2007, respectively.
NOTE 7. FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK
     Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments’ carrying amounts are considered equivalent to fair value:
•	Cash and cash equivalents

•	Accounts receivable/payable

•	Trade financing arrangements

•	Term note — CMCZ
     The Company’s long-term debt is predominantly publicly held. Fair value was determined by indicated market values:

	August 31,
(in thousands)	2009	2008

Long-Term Debt:
Carrying amount	$1,181,740	$1,197,533
Estimated fair value	1,173,280	1,177,442
     The Company maintains both corporate and divisional credit departments. Credit limits are set for each customer. Some of the Company’s divisions use credit insurance or letters of credit to ensure prompt payment in accordance with terms of sale. Generally, collateral is not required. The Company’s accounts receivable were secured by credit insurance and/or letters of credit in the amount of $371 million and $824 million at August 31, 2009 and 2008, respectively.
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
     The Company’s worldwide operations and product lines expose it to risks from fluctuations in metals commodity prices, foreign currency exchange rates and natural gas prices. The objective of the Company’s risk management program is to mitigate these risks using futures or forward contracts (derivative instruments). The Company enters into metal commodity futures and forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. Also, when sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates.
     The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the year ended August 31, 2009. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
     The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands) for the year ended August 31:

Derivatives Not Designated as Hedging Instruments	Location	2009

Commodity	Cost of goods sold	$14,666
Foreign exchange	Net sales	532
Foreign exchange	Cost of goods sold	26
Foreign exchange	SG&A expenses	(9,816)
Other	Cost of goods sold	(941)
Other	SG&A expenses	97

Gain recognized into operations before taxes		$4,564

     The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged item (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items mainly relate to firm commitments on commercial sales, purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging Instruments	Location	2009

Foreign exchange	SG&A expenses	$43,185

Gain recognized into operations before taxes		$43,185

Hedged (Underlying) Items Designated as Fair Value Hedging Instruments	Location	2009

Foreign exchange	Net sales	$32
Foreign exchange	SG&A expenses	(43,212)

Loss recognized into operations before taxes		$(43,180)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments	2009

Commodity	$(360)
Foreign exchange	11,446

Gain recognized in accumulated other comprehensive income (loss), net of taxes	$11,086

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments	Location	2009

Commodity	Cost of goods sold	$(284)
Foreign exchange	SG&A expenses	(122)
Interest rate	Interest expense	458

Gain reclassified from accumulated other comprehensive income (loss) into operations, net of taxes		$52

     The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheet (in thousands):

Derivative Assets:	August 31, 2009

Commodity — designated	$13
Commodity — not designated	2,948
Foreign exchange — designated	3,823
Foreign exchange — not designated	4,678

Derivative assets (other current assets)*	$11,462

Derivative Liabilities	August 31, 2009

Commodity — designated	$35
Commodity — not designated	8,895
Foreign exchange — designated	6,421
Foreign exchange — not designated	1,420

Derivative liabilities (accrued expenses and other payables)*	$16,771

*	Derivative assets and liabilities disclosed under SFAS 161 do not include the hedged (underlying) items designated as fair value hedges.
     During the twelve months following August 31, 2009, $0.3 million in gains related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings as the related transactions mature and the assets are placed into service, respectively. Also, an additional $0.5 million in gains will be reclassified as interest income related to an interest rate lock.
     As of August 31, 2009, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within 12 months.
     All of the instruments are highly liquid, and none are entered into for trading purposes.
NOTE 8. FAIR VALUE
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
     On September 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. The adoption of SFAS 157 did not have any impact on the Company’s consolidated financial statements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. SFAS 157 is effective for the first quarter of fiscal 2010. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
     SFAS 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement.
     The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	August 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$357,723	$357,723	$—	$—
Derivative assets	11,462	2,948	8,514	—
Nonqualified benefit plan assets *	55,596	55,596	—	—
Derivative liabilities	16,711	8,895	7,876	—
Nonqualified benefit plan liabilities *	96,904	96,904	—	—

*	The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds.

NOTE 9. INCOME TAX
     The provision for income taxes includes the following:

	Year ended August 31,
(in thousands)	2009	2008	2007

Current:
United States	$45,691	$66,923	$137,566
Foreign	(4,537)	44,267	32,244
State and local	20,902	17,332	13,583

Current taxes	62,056	128,522	183,393
Deferred	(48,383)	(23,715)	(12,355)

Total taxes on income	$13,673	$104,807	$171,038
Taxes (benefit) on discontinued operations	939	921	(1,731)

Taxes for continuing operations	$12,734	$103,886	$172,769

     Taxes of $33.8 million, $155.4 million and $185.3 million were paid in 2009, 2008 and 2007, respectively.
     Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. The sources of deferred tax assets and liabilities associated with these differences are:

	August 31,
(in thousands)	2009	2008

Deferred tax assets:
Deferred compensation	$56,703	$51,454
Net operating losses (less allowances of $9,885 and $6,117)	42,152	15,453
Reserves and other accrued expenses	18,722	27,546
Allowance for doubtful accounts	14,563	5,752
Inventory	10,115	5,934
Impaired assets	3,758	2,111
Other	18,809	3,914

Deferred tax assets	$164,822	$112,164

Deferred tax liabilities:
Depreciation	$87,709	$53,413
Deferred revenue	1,673	2,434
Earnings of non-U.S. subsidiaries included in U.S. provision	—	31,174
Other	9,717	8,533

Deferred tax liabilities	$99,099	$95,554

Net deferred tax asset	$65,723	$16,610

     Amounts recognized in the consolidated balance sheets consist of:

	August 31,
(in thousands)	2009	2008

Deferred tax asset — current	$61,142	$32,170
Deferred tax asset — long-term	49,145	34,709
Deferred liability — current	—	109
Deferred tax liability — long-term	44,564	50,160

Net deferred tax asset	$65,723	$16,610

     The Company uses substantially the same depreciable lives for tax and book purposes. Changes in deferred taxes relating to depreciation are mainly attributable to differences in the basis of underlying assets recorded under the purchase method of accounting and the use of accelerated depreciation in the United States.
     The tax benefits of net operating losses consist of $10.5 million of state net operating losses that expire during the tax years ending from 2011 to 2029 and foreign net operating losses of $41.5 million that expire during the tax years from 2010 to 2015. These assets will be reduced as tax expense is recognized in future periods.

     In prior periods, the Company has provided United States taxes on unremitted foreign earnings except for its operations in Poland, Croatia, and Australia. As of August 31, 2009 it is the Company’s intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries, which amounts to approximately $407 million dollars. Accordingly, the deferred income tax liability related to prior periods has been reversed.
     Reconciliations of the United States statutory rates to the effective rates are as follows:

	Year ended August 31,
	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
State and local taxes	33.3	2.5	1.6
Section 199 manufacturing deduction	(9.8)	(1.0)	(0.6)
Foreign rate differential	77.7	(5.7)	(4.1)
Reversal of prior period liability for non-US earnings	(86.9)	—	—
Other	(9.0)	0.3	—

Effective tax rate	40.3%	31.1%	31.9%

     The negative impact of state and local taxes on the effective tax rate is exaggerated due to the high percentage of income earned in the United States compared to non-U.S, locations. The negative impact of foreign tax rates is due to losses generated in low tax jurisdictions. Significant items included in the category of “Other” are reductions in tax expense due to a Federal tax refund and reductions in the Company’s FIN 48 reserve balance, along with a non deductible item related to the employee stock purchase plan.
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

(in thousands)

Balance September 1, 2008	$4,223
Additions based on tax positions related to current year	—
Reductions for tax positions of prior years	(1,426)
Reductions due to settlements with taxing authorities	(122)
Reductions due to statute of limitations lapse	(1,143)

Balance August 31, 2009	$1,532

     As of August 31, 2009, no additional uncertain tax positions had been identified. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense and the balances at the end of a reporting period are recorded as part of the current or non-current reserve for uncertain income tax positions. If these tax positions were recognized, the impact on the effective tax rate would not be significant. The Company does not expect the total amounts of unrecognized benefits to significantly increase or decrease within the next 12 months.
     The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:
U.S Federal — 2006 and forward
U.S. States — 2005 and forward
Foreign — 2002 and forward
     The federal tax returns for fiscal years 2006 to 2008 are under examination by the Internal Revenue Service (“IRS”). However, we believe our recorded tax liabilities as of August 31, 2009 sufficiently reflect the anticipated outcome of these examinations.
NOTE 10. CAPITAL STOCK
     During 2009, 2008 and 2007, the Company purchased 1,752,900, 6,212,238 and 2,116,975 common shares for treasury, respectively. The Company’s board of directors authorized the purchase of an additional 5,000,000 shares on November 5, 2007 and 10,000,000 shares on October 21, 2008 and the Company had remaining authorization to purchase 8,259,647 of its common stock as of August 31, 2009.
     Stock Purchase Plan Almost all U.S. resident employees with one year of service at the beginning of each calendar year may participate in the Company’s employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors establishes the purchase discount from the market price. The discount was 25% for each of the three years ended August 31, 2009, 2008 and 2007. Yearly activity of the stock purchase plan was as follows:

	2009	2008	2007

Shares subscribed	1,234,080	489,510	497,520
Price per share	$7.94	$23.48	$21.86
Shares purchased	7,530	441,770	704,220
Price per share	$9.90	$21.69	$12.72
Shares available for future issuance	108,574
     The Company recorded compensation expense for this plan of $3.2 million, $3.4 million and $3.2 million in 2009, 2008 and 2007, respectively.
Stock Incentive Plans
     The 2006 Long-Term Equity Incentive Plan (“2006 Plan”) was approved by shareholders on January 25, 2007. Under the 2006 Plan, stock options, SARs, restricted stock and performance-based restricted units (“PSUs”) may be awarded to employees and provides that 5,000,000 shares are reserved for future awards. For grants made during the years ended August 31, 2008 and 2007, options, SARs and restricted stock vest over a three-year period in increments of one-third. For grants of PSUs made during the year ended August 31, 2009, such PSUs vest as described below. Options and SARs expire seven years after the grant date. All awards are valued at the fair market value at the date of grant.
     On May 19, 2009, The Compensation Committee (the “Committee”) of the Board of Directors of the Company approved an award of PSUs which upon vesting would result in the issuance of 403,000 shares of common stock. The awards vest upon the following performance conditions: (i) for 20 consecutive trading days between the date of grant and May 19, 2012, the closing price of the Company’s common stock is at least $30 per share and the Company ranks at or greater than the 50th percentile on a total stockholder return basis as compared to its peer group with total stockholder return being based on the average of the closing prices for the month of December 2008 versus the average of the closing prices for the month of December 2011; or (ii) for 20 consecutive trading days between the date of grant and May 19, 2012, the closing price of the Company’s common stock is at least $24 per share and the Company ranks at or greater than the 80th percentile on a total stockholder return basis as compared to its peer group with the total stockholder return based on the average of the closing prices for the month of December 2008 versus the average of the closing prices the month of December 2011. The determination of whether any vesting criteria have been met is to be made by the Committee. The unvested units will be forfeited on the earlier of the date of the participant’s termination of service or May 19, 2012.
     In January 2000, stockholders approved the 1999 Non-Employee Director Stock Option Plan (“1999 Plan”) and authorized 800,000 shares to be made available for option grants to non-employee directors. The price of these options is the fair market value of the Company’s stock at the date of the grant. The options granted vest 50% after one year and 50% after two years from the grant date. Under the 1999 Plan, any outside director could elect to receive all or part of fees otherwise payable in the form of a stock option. Options granted in lieu of fees are immediately vested. All options expire seven years from the date of grant. The 1999 Plan was amended with stockholder approval in January 2005 and 2007 in order to provide annual grants of either non-qualified options, restricted stock or restricted stock units to non-employee directors. This annual award can either be in the form of a nonqualified stock option or SAR grant for 14,000 shares or a restricted stock or unit award of 4,000 shares. On January 22, 2009, the Company issued SARs which are exercisable into 126,000 shares of common stock to nine non-employee directors. SARs vest over a two-year period. Prior to vesting, restricted stock award recipients receive an amount equivalent to any dividend declared on the Company’s common stock.

     Combined information for shares subject to options and SARs for the plans were as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

September 1, 2006
Outstanding	7,485,348	$8.06	$2.75-24.71
Exercisable	6,178,200	5.90	2.75-13.58
Granted	1,403,520	34.28	31.75-34.28
Exercised	(2,380,238)	5.28	2.75-24.57
Forfeited	(27,722)	13.44	2.94-24.57

August 31, 2007
Outstanding	6,480,908	$14.74	$2.94-34.28
Exercisable	4,333,089	7.65	2.94-24.71
Granted	1,062,670	35.37	32.82-35.38
Exercised	(1,247,477)	7.24	2.94-34.28
Forfeited	(74,695)	29.97	12.31-35.38

August 31, 2008
Outstanding	6,221,406	$19.60	$3.64-35.38
Exercisable	4,057,115	11.96	3.64-34.28
Granted	126,000	11.00	11.00
Exercised	(813,271)	5.00	3.64-12.31
Forfeited	(106,583)	30.85	7.78-35.38

August 31, 2009
Outstanding	5,427,552	$21.36	$3.64-35.38
Exercisable	4,240,734	18.27	3.64-35.38
Share information for options and SARs at August 31, 2009:

Outstanding					Exercisable
		Weighted
		Average	Weighted			Weighted
Range of		Remaining	Average	Aggregate		Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price	Outstanding	Life (Years)	Price	Value	Outstanding	Price	Value

$3.64 - 3.78	462,392	0.4	$3.65		462,392	$3.65
7.53 - 7.78	1,266,692	1.5	7.76		1,266,692	7.76
11.00 - 13.58	818,761	3.3	12.13		692,761	12.34
21.81 - 24.71	547,310	3.5	24.52		547,310	24.52
31.75 - 35.38	2,332,397	5.0	34.76		1,271,579	34.60

$3.64 - 35.38	5,427,552	3.4	$21.36	$21,679,852	4,240,734	$18.27	$20,932,672

     Information for restricted stock awards as of August 31, 2009, 2008 and 2007 and changes during each of the three years then ended:

		Weighted Average
		Grant - Date
	Shares	Fair Value

September 1, 2006	636,967	$17.86
Granted	206,482	32.93
Vested	(280,859)	16.72
Forfeited	(8,166)	18.27

August 31, 2007	554,424	$24.04

Granted	163,770	$32.90
Vested	(327,030)	20.42
Forfeited	(18,178)	24.30

August 31, 2008	372,986	$31.09

Granted	403,000	$8.89
Vested	(213,767)	29.32
Forfeited	(12,619)	33.20

August 31, 2009	549,600	$15.45

     At August 31, 2009, the Company has 2,459,893 shares available for future grants of options, SARs and restricted stock.
     Preferred Stock Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.
     Stockholder Rights Plan On July 28, 2009, the Company’s stockholder rights plan expired.
NOTE 11. EMPLOYEES’ RETIREMENT PLANS
     Substantially all employees in the U.S. are covered by a defined contribution profit sharing and savings plan. This tax qualified plan is maintained and contributions made in accordance with ERISA. The Company also provides certain eligible executives’ benefits pursuant to a nonqualified benefit restoration plan (“BRP Plan”) equal to amounts that would have been available under the tax qualified ERISA plans, save for limitations of ERISA, tax laws and regulations. Company expenses, which are discretionary, for these plans were $20.8 million, $55.1 million and $70.8 million for 2009, 2008 and 2007, respectively.
     The deferred compensation liability under the BRP Plan was $96.9 million and $93.0 million at August 31, 2009 and 2008, respectively, and recorded in other long-term liabilities. Though under no obligation to fund the plan, the Company has segregated assets in a trust with a current value at August 31, 2009 and 2008 of $55.6 million and $74.0 million, respectively, recorded in other long-term assets. The net holding gain (loss) on these segregated assets was $(12.2) million, $(6.5) million and $8.2 million for the years ended August 31, 2009, 2008 and 2007, respectively.
     A certain number of employees outside of the U.S. participate in defined contribution plans maintained in accordance with local regulations. Company expenses for these international plans were $2.4 million, $4.3 million and $3.8 million for the years ended August 31, 2009, 2008 and 2007, respectively.
     The Company provides and recognizes post retirement defined benefits to employees at certain divisions in accordance with SFAS No. 158, Employers Accounting for Defined Benefit Pensions and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires the Company to recognize the unfunded status of defined benefit plans as a liability with a corresponding reduction to accumulated other comprehensive income, net of taxes. On August 31, 2007, the Company adopted the provisions of SFAS 158 and recognized the $0.9 million unfunded status of defined benefit plans as a liability with a corresponding reduction of $0.8 million to accumulated other comprehensive income, net of taxes. During 2009 and 2008, the Company recorded an additional liability of $0.5 million and $1.5 million, respectively, and a corresponding reduction to accumulated other comprehensive income, net of taxes of $0.4 million and $1.1 million, respectively, related to the unfunded status of the Company’s defined benefit plans.
NOTE 12. COMMITMENTS AND CONTINGENCIES
     Minimum lease commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 2009, are as follows:

		Real
(in thousands)	Equipment	Estate

2010	$16,500	$24,430
2011	13,545	19,946
2012	10,566	18,809
2013	6,686	14,968
2014 and thereafter	2,635	44,150

	$49,932	$122,303

     Total rental expense was $68.4 million, $63.7 million and $36.1 million in 2009, 2008 and 2007, respectively.

Legal and Environmental Matters
     In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and government investigations, including environmental matters.
     On September 18, 2008, the Company was served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including Commercial Metals Company. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and the present, seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest. Since the filing of this lawsuit, additional plaintiffs have filed class action lawsuits naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. The Company believes that the lawsuits are entirely without merit and plans to aggressively defend the actions.
     The Company has received notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state agency that it is considered a potentially responsible party (“PRP”) at ten sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of theses sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At August 31, 2009 and 2008, the Company had $2.2 million and $2.2 million, respectively, accrued for cleanup and remediation costs in connection with eight of the ten CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. As a result, the Company is unable to reasonably estimate an amount relating to cleanup and remediation costs for two CERCLA sites. Total environmental liabilities, including CERCLA sites, were $14.3 million and $14.7 million, of which $6.4 million and $6.8 million were classified as other long-term liabilities, at August 31, 2009 and 2008, respectively. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
     Management believes that adequate provision has been made in the financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular quarter.
     Guarantees In February 2007, the Company entered into a guarantee agreement with a bank in connection with a credit facility granted by the bank to a supplier of the Company. The fair value of the guarantee is negligible. As of August 31, 2009, the maximum credit facility with the bank was $80 million and the maximum Company exposure was $2.1 million.
NOTE 13. EARNINGS PER SHARE
     In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any years presented. The reconciliation of the denominators of the earnings per share calculations are as follows at August 31:

	2009	2008	2007

Shares outstanding for basic earnings per share	112,391,180	115,048,512	118,014,149
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,489,195	2,637,241	3,667,581

Shares outstanding for diluted earnings per share	113,880,375	117,685,753	121,681,730

     All of the Company’s outstanding stock options and restricted stock were dilutive at August 31, 2009, 2008 and 2007 based on the average share price of $16.62, $32.55 and $32.16, respectively. SARs with total share commitments of 2,879,707 and 2,414,027 were antidilutive at August 31, 2009 and 2008. All of the Company’s SARs were dilutive at August 31, 2007. All stock options and SARs expire by 2016.
     The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
NOTE 14. ACCRUED EXPENSES AND OTHER PAYABLES

	August 31,
(in thousands)	2009	2008

Salaries, bonuses and commissions	$67,425	$198,000
Advance billings on contracts	47,253	60,918
Freight	34,007	50,630
Contract losses	24,492	41,206
Taxes other than income taxes	20,030	5,535
Insurance	17,540	13,683
Derivative liability	16,771	28,447
Interest	9,875	10,869
Environmental	8,088	7,894
Litigation accruals	6,879	6,828
Employees’ retirement plans	2,941	51,750
Other	71,911	87,664

	$327,212	$563,424

NOTE 15. BUSINESS SEGMENTS
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
     The financial information presented for the International Fabrication and Distribution segment includes its copper, aluminum, and stainless steel import operating division. This division has been classified as a discontinued operation in the consolidated financial statements. Net sales of this division have been removed in the eliminations/discontinued operations column in the table below to reconcile net sales by segment to net sales in the consolidated financial statements. See Note 5. for more detailed information.

     The Company uses adjusted operating profit (loss) to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     The following is a summary of certain financial information by reportable segment (in thousands):

	Americas			International
			Fabrication		Fabrication		Eliminations/
			and		and		Discontinued
	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

2009
Net sales-unaffiliated customers	$625,858	$773,965	$2,516,229	$497,553	$2,480,437	$(10,609)	$(90,037)	$6,793,396
Intersegment sales	159,530	479,433	11,933	184,102	35,281	—	(870,279)	—
Net sales	785,388	1,253,398	2,528,162	681,655	2,515,718	(10,609)	(960,316)	6,793,396
Adjusted operating profit (loss)	(89,576)	263,393	111,604	(77,421)	(4,341)	(94,813)	7,538	116,384
Interest expense*	198	(6,994)	(996)	1,894	6,864	76,596	—	77,562
Capital expenditures	28,281	122,719	18,637	143,040	20,606	36,411	—	369,694
Depreciation and amortization**	21,352	38,543	58,715	24,235	4,732	15,570	—	163,147
Goodwill	7,467	95	58,878	956	6,840	—	—	74,236
Total assets	257,084	585,763	980,957	572,658	635,786	655,308	—	3,687,556

2008
Net sales-unaffiliated customers	$1,820,607	$1,387,290	$2,859,816	$970,923	$3,727,775	$(1,855)	$(337,178)	$10,427,378
Intersegment sales	369,112	578,980	14,778	184,748	53,141	—	(1,200,759)	—
Net sales	2,189,719	1,966,270	2,874,594	1,155,671	3,780,916	(1,855)	(1,537,937)	10,427,378
Adjusted operating profit (loss)	145,751	207,756	(67,471)	96,838	124,338	(99,481)	133	407,864
Interest expense*	(5,426)	(10,329)	25,029	9,406	13,563	27,245	—	59,488
Capital expenditures	52,299	78,319	45,545	106,356	10,715	61,807	—	355,041
Depreciation and amortization	19,129	35,340	39,906	28,207	3,962	8,525	—	135,069
Goodwill	7,467	—	68,398	1,176	7,796	—	—	84,837
Total assets	435,008	630,612	1,447,767	634,027	1,167,020	431,937	—	4,746,371

2007
Net sales-unaffiliated customers	$1,550,014	$1,144,869	$2,580,880	$737,066	$2,727,502	$10,821	$(422,136)	$8,329,016
Intersegment sales	250,633	394,794	5,896	40,142	35,040	—	(726,505)	—
Net sales	1,800,647	1,539,663	2,586,776	777,208	2,762,542	10,821	(1,148,641)	8,329,016
Adjusted operating profit (loss)	113,037	259,368	100,032	112,379	73,709	(71,971)	(7,627)	578,927
Interest expense*	(6,021)	(15,685)	27,413	1,140	14,418	15,992	—	37,257
Capital expenditures	26,023	79,027	33,433	30,325	5,844	31,610	—	206,262
Depreciation and amortization	16,425	32,332	29,089	25,390	2,659	1,410	—	107,305
Goodwill	7,467	—	28,484	—	1,892	—	—	37,843
Total assets	337,869	533,794	1,053,594	332,084	698,232	517,090	—	$3,472,663

*	Includes intercompany interest expense (income) in the segments.

**	Includes asset impairment charges.
     The following table provides a reconciliation of consolidated adjusted operating profit to net earnings:

	Year ended August 31,
(in thousands)	2009	2008	2007

Net earnings	$20,802	$231,966	$355,431
Minority interests (benefit)	(550)	538	9,587
Income taxes	13,673	104,807	171,038
Interest expense	77,562	59,488	37,257
Discounts on sales of accounts receivable	4,897	11,065	5,614

Adjusted operating profit	$116,384	$407,864	$578,927
Adjusted operating profit (loss) from discontinued operations	2,628	2,949	(3,474)

Adjusted operating profit from continuing operations	$113,756	$404,915	$582,401

     The following represents the Company’s external net sales by major product and geographic area:

	Year ended August 31,
(in thousands)	2009	2008	2007

Major product information:
Steel products	$4,713,749	$6,594,553	$5,274,686
Industrial materials	885,333	1,247,907	773,859
Nonferrous scrap	411,503	1,006,602	1,106,669
Construction materials	288,707	327,732	265,654
Ferrous scrap	260,755	861,106	448,999
Nonferrous products	150,461	273,790	376,563
Other	82,888	115,688	82,586

Net sales*	$6,793,396	$10,427,378	$8,329,016

Geographic area:
United States	$4,059,197	$5,833,116	$4,932,097
Europe	1,272,621	2,399,859	1,720,771
Asia	727,681	955,800	918,483
Australia/New Zealand	533,528	636,763	472,583
Other	200,369	601,840	285,082

Net sales*	$6,793,396	$10,427,378	$8,329,016

*	Excludes a division classified as discontinued operations. See Note 5.
     The following represents long-lived assets by geographic area:

	Year ended August 31,
(in thousands)	2009	2008	2007

United States	$1,186,624	$1,132,775	$825,393
Europe	462,412	356,667	158,852
Australia/New Zealand	19,286	19,164	15,296
Other	21,682	20,322	14,270

Total long-lived assets	$1,690,004	$1,528,928	$1,013,811

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)
     Summarized quarterly financial data for fiscal 2009, 2008 and 2007 are as follows (in thousands except per share data):

	Three Months Ended 2009
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales*	$2,372,830	$1,618,170	$1,340,580	$1,461,816
Gross profit*	266,684	162,945	192,736	157,696
Net earnings (loss)	62,006	(35,307)	(13,077)	7,180
Basic EPS	0.55	(0.32)	(0.12)	0.06
Diluted EPS	0.54	(0.32)	(0.12)	0.06

	Three Months Ended 2008
	Nov. 30	Feb. 29	May 31	Aug. 31

Net sales*	$2,116,004	$2,254,168	$2,910,730	$3,146,476
Gross profit*	260,624	237,771	293,498	309,761
Net earnings	69,164	39,775	59,484	63,543
Basic EPS	0.59	0.35	0.52	0.56
Diluted EPS	0.57	0.34	0.51	0.55

	Three Months Ended 2007
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales*	$1,892,719	$1,908,314	$2,244,041	$2,283,942
Gross profit*	287,537	252,077	313,210	308,203
Net earnings	85,350	65,921	99,441	104,719
Basic EPS	0.73	0.56	0.84	0.88
Diluted EPS	0.71	0.54	0.82	0.86

*	Excludes the operations of a division classified as discontinued operations. See Note 5.
NOTE 17. RELATED PARTY TRANSACTIONS
     One of the Company’s international subsidiaries has a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. The following presents related party transactions:

	Year ended August 31,
(in thousands)	2009	2008	2007

Sales	$275,012	$396,739	$311,968
Purchases	338,877	420,909	381,779

	Year ended August 31,
(in thousands)	2009	2008

Accounts Receivable	$12,664	$46,594
Accounts Payable	17,012	35,314
NOTE 18. SUBSEQUENT EVENTS
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. The adoption in the fourth quarter of 2009 did not have any material impact on the Company’s consolidated financial statements. Accordingly, the Company evaluated subsequent events through October 30, 2009, the date the consolidated financial statements were issued.
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
     (b) Management’s Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2009, our internal control over financial reporting was effective. Our Management’s Report on Internal Control Over Financial Reporting, as of August 31, 2009, can be found on page 42 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting can be found on page 43 of this Form 10-K, each of which is incorporated by reference into this Item 9A.
     (c) Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2009, the Company implemented SAP at certain domestic fabrication divisions in connection with the Company-wide rollout of SAP which was initiated in the second quarter of fiscal year 2008. The implementation resulted in modifications to internal controls over the related accounting and operating processes at these locations and for these functions. We evaluated the control environment as affected by the implementation and believe our controls remained effective. We intend to implement SAP globally to most business segments within the next several years. Other than the changes mentioned above, no other changes to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over our financial reporting.

ITEM 9B. OTHER INFORMATION
     Not applicable
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Some of the information required in response to this item with regard to directors is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 28, 2010, which will be filed no later than 120 days after the close of our fiscal year. The following is a listing of employees we believe to be our “Executive Officers” as of October 26, 2009, as defined under Rule 3b-7 of the Securities Exchange Act of 1934:

NAME	CURRENT TITLE & POSITION	AGE	OFFICER SINCE
Ann J. Bruder	Vice President, General Counsel and Corporate Secretary	44	2009
Louis A. Federle	Treasurer	61	1979
William B. Larson	Senior Vice President and Chief Financial Officer	56	1995
Murray R. McClean	President, Chief Executive Officer and Chairman of the Board of Directors	61	1995
Malinda G. Passmore	Vice President and Chief Information Officer	51	1999
Russell B. Rinn	President CMC Americas	51	2002
Leon K. Rusch	Controller	58	2006
Hanns Zoellner	President CMC International	61	2004
     Our board of directors usually elects officers at its first meeting after our annual stockholders meeting. Our executive officers continue to serve for terms set from time to time by the board of directors in its discretion.
     Effective September 1, 2008 Mr. McClean was elected Chairman of the Board of Directors. In July, 2006, Mr. McClean was elected a director and on September 1, 2006, was appointed Chief Executive Officer. Mr. McClean served as President and Chief Operating Officer from September 20, 2004 to September 1, 2006. Mr. McClean continues in his capacity as President in addition to his positions as Chief Executive Officer and Chairman of the Board of Directors. Messer’s Rinn and Zoellner were promoted to their respective positions effective September 1, 2007. Mr. Rinn had previously been President of the CMC Steel Group and an officer since 2002 having been employed by CMC since 1979. Mr. Zoellner replaced Mr. McClean in 2004 as President of the Marketing and Distribution Segment. Mr. Zoellner had previously served as President of the International Division — Europe, having been employed by the division initially in 1981 and continuously since 1991. Leon K. Rusch was named Controller of the Company in 2006. Mr. Rusch replaced Malinda G. Passmore who was appointed to the position of Vice President and Chief Information Officer of the Company in 2006. Ms. Passmore had previously served as Controller of the Company since 1999. Mr. Rusch joined the Company in December 2003 as Director of Internal Audit. Effective September 1, 2009, Ms. Bruder was appointed Vice President, General Counsel and Corporate Secretary. Prior to such appointment, Ms. Bruder served as Deputy General Counsel since joining the Company on September 17, 2007. Ms. Bruder had previously been employed from January, 2004 to August, 2007 at CARBO Ceramics, Inc. as Chief Counsel, Chief Compliance Officer, and Corporate Secretary. We have employed all of our other executive officers in the positions indicated above or in positions of similar responsibility for more than five years. There are no family relationships among our officers or among the executive officers and directors.
     We have adopted a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and any of our other officers that may function as a Chief Accounting Officer. We intend to post any amendments to or waivers from our Financial Code of Ethics on our website (www.cmc.com) to the extent applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, any other officer that may function as a Chief Accounting Officer. We hereby undertake to provide to any person without charge, upon request, a copy of our Financial Code of Ethics. Requests may be directed to Commercial Metals Company, 6565 N. MacArthur Blvd., Suite 800, Irving, Texas 75039, Attention: Corporate Secretary, or by calling (214) 689-4300.

ITEM 11. EXECUTIVE COMPENSATION
     Information required in response to this Item 11 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 28, 2010. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required in response to this Item 12 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 28, 2010. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     To the extent applicable, information required in response to this Item 13 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 28, 2010. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required in response to this Item 14 is incorporated by reference into this annual report from our definitive proxy statement for the annual meeting of stockholders to be held January 28, 2010. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this report:

1.	All financial statements are included at Item 8 above.

2.	Financial statement schedule: The following financial statement schedule is attached to this report.

Schedule II — Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or notes thereto.

3.	The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT
NO.	DESCRIPTION
1(a)	Underwriting Agreement, dated July 30, 2008 among Commercial Metals Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Representatives of the several underwriters named therein (filed as Exhibit 1.1 to Commercial Metals’ Form 8-K filed August 5, 2008 and incorporated herein by reference).

3(i)	Restated Certificate of Incorporation (filed herewith).

3(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed herewith).

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed herewith).

3(i)(c)	Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
3(i)(d)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws (filed herewith).

4(i)(a)	Indenture between Commercial Metals and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4.1 to Commercial Metals’ Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

4(i)(b)	Form of Note for Commercial Metals’ 5.625% Senior Notes due 2013 (filed as Exhibit 4(i)(j) to Commercial Metals’ Registration Statement No. 33-112243 on January 27, 2004 and incorporated herein by reference).

4(i)(c)	Form of Note for Commercial Metals’ 6.50% Senior Notes due 2017 (filed as Exhibit 4(i)e to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2007 and incorporated herein by reference).

4(i)(d)	Form of Note for Commercial Metals’ 7.35% Senior Notes due 2018 (filed as Exhibit 4(i)(g) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2008 and incorporated herein by reference).

4(i)(e)**	Supplemental Indenture, dated as of November 12, 2003, to Indenture dated as of July 31, 1995, by and between Commercial Metals and JPMorgan Chase Bank (filed herewith).

4(i)(f)**	Supplemental Indenture, dated as of July 17, 2007, to Indenture dated as of July 31, 1995, by and between Commercial Metals and The Bank of New York Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals’ Form 8-K filed July 17, 2007 and incorporated herein by reference).

4(i)(g)**	Supplemental Indenture, dated as of August 4, 2008, to Indenture dated as of July 31, 1995, by and between Commercial Metals and The Bank of New York Mellon Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals’ Form 8-K filed August 5, 2008 and incorporated herein by reference).

10(i)(a)	Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (filed herewith).

10(i)(b)	Second Amended and Restated Receivables Purchase Agreement dated as of April 30, 2008, among CMC Receivables, Inc., as Seller, Liberty Street Funding LLC as a Buyer, Gotham Funding Corporation, as a Buyer,,The Bank of Nova Scotia as a Managing Agent, and the Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as a Managing Agent, and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 2, 2008 and incorporated herein by reference).

10(i)(c)	Amendment to Purchase and Sale Agreement dated April 22, 2004, among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed herewith).

10(i)(d)	Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated April 24, 2009,among CMC Receivables Inc., the Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed April 28, 2009 and incorporated herein by reference).

10(i)(e)	Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated May 26, 2009, among CMC Receivables Inc., the Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 26, 2009 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(i)(f)	Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated June 12, 2009, among CMC Receivables Inc., the Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed June 15, 2009 and incorporated herein by reference).

10(i)(g)	First Amended and Restated $400,000,000 3 Year Credit Agreement, dated May 23, 2005, by and among Commercial Metals, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10.4 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(a)*	Employment Agreement of Murray R. McClean dated May 23, 2005 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(b)*	First Amendment to Employment Agreement of Murray R. McClean, dated September 1, 2006 (filed as Exhibit 99.1 to Commercial Metals’ Form 8-K filed September 1, 2006 and incorporated herein by reference).

10(iii)(c)*	Second Amendment to Employment Agreement of Murray R. McClean, dated April 7, 2009 (filed as Exhibit 10.1 to Commercial Metals Form 10-Q filed April 8, 2009 and incorporated herein by reference.

10(iii)(d)*	Key Employee Long-Term Performance Plan description (filed herewith).

10(iii)(e)*	Key Employee Annual Incentive Plan description (filed herewith).

10(iii)(f)*	Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(a) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(g)*	Employment Agreement between Commercial Metals (International) AG and Hanns Zoellner dated January 2, 1998 (filed herewith).

10(iii)(h)*	Commercial Metals Company 1996 Long-Term Incentive Plan (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2005 and incorporated herein by reference).

10(iii)(i)*	Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10(iii)(b) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(j)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(k)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Stock Appreciation Rights Agreement (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(iii)(l)*	Commercial Metals Company 2006 Cash Incentive Plan (filed as Exhibit 10(iii)(c) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(m)*	Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed January 27, 2005 and incorporated herein by reference).

10(iii)(n)*	Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference)

EXHIBIT
NO.	DESCRIPTION
10(iii)(o)*	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed May 26, 2009 and incorporated herein by reference)

10(iii)(p)*	Retirement and Consulting Agreement, between Commercial Metals Company and David M. Sudbury, dated as of May 28, 2009 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 29, 2009 and incorporated herein by reference)

10(iii)(q)*	Form of Non-Employee Director Stock Appreciation Rights Agreement (filed herewith)

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated October 30, 2009, accompanying the consolidated financial statements and financial statement schedule of Commercial Metals Company and subsidiaries for the year ended August 31, 2009, into previously filed Registration Statements No. 333-141663, No. 333-141662, No. 333-90726, No. 333-90724, No. 033-61073, No. 033-61075, No. 333-27967 and No. 333-42648 on Form S-8 and Registration Statements No. 333-144500 on Form S-3 (filed herewith).

31(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan.

**	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions			Deductions
	Balance at	Charged to	Charged		Charged to	Charged to		Balance at
	Beginning	Costs and	to Other		Costs and	Other		End of
Description	of Period	Expenses	Accounts		Expenses	Accounts		Period
Year ended August 31, 2009
Allowance for doubtful accounts	$17,652	33,733	3,448	(1)	—	(12,699	)(2)	$42,134

Year ended August 31, 2008
Allowance for doubtful accounts	$16,495	4,478	7,048	(1)	—	(10,369	)(2)	$17,652

Year ended August 31, 2007
Allowance for doubtful accounts	$16,075	—	4,020	(1)	(370)	(3,230	)(2)	$16,495

(1)	Acquisitions and recoveries.

(2)	Uncollectable accounts charged to the allowance and translation adjustments.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
/s/ Murray R. McClean By: Murray R. McClean
President, Chief Executive Officer, and Chairman of the Board of Directors
Date: October 30, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Murray R. McClean	/s/ Robert D. Neary

Murray R. McClean, October 30, 2009	Robert D. Neary, October 30, 2009
President, Chief Executive Officer, and Chairman of the Board of Directors	Director

/s/ Harold L. Adams	/s/ Dorothy G. Owen

Harold L. Adams, October 30, 2009	Dorothy G. Owen, October 30, 2009
Director	Director

/s/ Moses Feldman	/s/ J. David Smith

Moses Feldman, October 30, 2009	J. David Smith, October 30, 2009
Director	Director

/s/ Robert L. Guido	/s/ Robert R. Womack

Robert L. Guido, October 30, 2009	Robert R. Womack, October 30, 2009
Director	Director

/s/ Ralph E. Loewenberg	/s/ William B. Larson

Ralph E. Loewenberg, October 30, 2009	William B. Larson, October 30, 2009
Director	Senior Vice President and Chief Financial Officer

/s/ Anthony A. Massaro	/s/ Leon K. Rusch

Anthony A. Massaro, October 30, 2009	Leon K. Rusch, October 30, 2009
Director	Controller