Form 10-Q
period 2009-11-30
COMMERCIAL METALS CO
filed 2010-01-08
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of January 5, 2010, there were 112,892,304 shares of the Company’s common stock issued and outstanding excluding 16,168,360 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30,	August 31,
(in thousands, except share data)	2009	2009
Assets
Current assets:
Cash and cash equivalents	$334,030	$405,603
Accounts receivable (less allowance for collection losses of $39,803 and $42,134)	695,161	731,282
Inventories	663,208	678,541
Other	206,258	182,126

Total current assets	1,898,657	1,997,552
Property, plant and equipment:
Land	104,339	87,530
Buildings and improvements	533,404	502,031
Equipment	1,557,948	1,395,104
Construction in process	238,023	380,185

	2,433,714	2,364,850
Less accumulated depreciation and amortization	(1,052,651)	(1,013,461)

	1,381,063	1,351,389
Goodwill	74,636	74,236
Other assets	265,426	264,379

Total assets	$3,619,782	$3,687,556

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$325,604	$344,355
Accounts payable-documentary letters of credit	71,360	109,210
Accrued expenses and other payables	321,751	327,212
Notes payable	3,250	1,759
Current maturities of long-term debt	33,833	32,802

Total current liabilities	755,798	815,338
Deferred income taxes	45,877	44,564
Other long-term liabilities	116,258	113,850
Long-term debt	1,177,227	1,181,740

Total liabilities	2,095,160	2,155,492
CMC stockholders’ equity:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 112,756,203 and 112,573,433 shares	1,290	1,290
Additional paid-in capital	381,200	380,737
Accumulated other comprehensive income	67,456	34,257
Retained earnings	1,393,461	1,438,205

	1,843,407	1,854,489
Less treasury stock 16,304,461 and 16,487,231 shares at cost	(321,172)	(324,796)

Stockholders’ equity attributable to CMC	1,522,235	1,529,693
Stockholders’ equity attributable to noncontrolling interests	2,387	2,371

Total equity	1,524,622	1,532,064

Total liabilities and stockholders’ equity	$3,619,782	$3,687,556

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	November 30,
(in thousands, except share data)	2009	2008
Net sales	$1,446,858	$2,372,830
Costs and expenses:
Cost of goods sold	1,335,484	2,106,146
Selling, general and administrative expenses	140,954	153,510
Interest expense	19,451	26,083

	1,495,889	2,285,739
Earnings (loss) from continuing operations before income taxes	(49,031)	87,091
Income taxes (benefit)	(17,808)	30,766

Earnings (loss) from continuing operations	(31,223)	56,325

Earnings from discontinued operations before taxes	—	9,113
Income taxes	—	3,386

Earnings from discontinued operations	—	5,727

Net earnings (loss)	$(31,223)	$62,052
Less net earnings attributable to noncontrolling interests	6	46

Net earnings (loss) attributable to CMC	$(31,229)	$62,006

Basic earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$(0.28)	$0.50
Earnings from discontinued operations	—	0.05

Net earnings (loss)	$(0.28)	$0.55
Diluted earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$(0.28)	$0.49
Earnings from discontinued operations	—	0.05

Net earnings (loss)	$(0.28)	$0.54
Cash dividends per share	$0.12	$0.12

Average basic shares outstanding	112,495,297	113,004,524

Average diluted shares outstanding	112,495,297	114,473,163

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	November 30,
(in thousands)	2009	2008
Cash flows from (used by) operating activities:
Net earnings (loss)	$(31,223)	$62,052
Adjustments to reconcile net earnings to cash from (used by) operating activities:
Depreciation and amortization	43,695	41,308
Provision for losses (recoveries) on receivables	(2,526)	8,784
Share-based compensation	2,422	4,109
Net gain on sale of assets and other	—	(214)
Writedown of inventory	12,931	11,592
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	58,328	172,402
Accounts receivable sold (repurchased), net	(10,456)	4,397
Decrease in inventories	15,010	69,029
Increase in other assets	(12,155)	(2,081)
Decrease in accounts payable, accrued expenses, other payables and income taxes	(37,242)	(356,366)
Increase (decrease) in deferred income taxes	(8,933)	9,087
Increase (decrease) in other long-term liabilities	2,040	(20,107)

Net cash flows from operating activities	31,891	3,992
Cash flows from (used by) investing activities:
Capital expenditures	(46,514)	(86,654)
Proceeds from the sale of property, plant and equipment and other	183	798
Acquisitions, net of cash acquired	(2,448)	(906)

Net cash used by investing activities	(48,779)	(86,762)
Cash flows from (used by) financing activities:
Decrease in documentary letters of credit	(37,850)	(2,934)
Short-term borrowings, net change	1,491	(4,021)
Repayments on long-term debt	(7,567)	(292)
Proceeds from issuance of long-term debt	694	—
Stock issued under incentive and purchase plans	960	65
Treasury stock acquired	—	(18,514)
Cash dividends	(13,515)	(13,653)
Tax benefits from stock plans	705	518

Net cash used by financing activities	(55,082)	(38,831)
Effect of exchange rate changes on cash	397	(5,946)

Decrease in cash and cash equivalents	(71,573)	(127,547)
Cash and cash equivalents at beginning of year	405,603	219,026

Cash and cash equivalents at end of period	$334,030	$91,479

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

	CMC Stockholders’ Equity
				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of		Noncontrolling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total
Balance, September 1, 2008	129,060,664	$1,290	$371,913	$112,781	$1,471,542	(15,283,512)	$(319,143)	$3,643	$1,642,026
Comprehensive income (loss):
Net earnings for three months ended November 30, 2008					62,006			46	62,052
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($12,423)				(130,939)				(722)	(131,661)
Unrealized gain on derivatives, net of taxes ($947)				5,236					5,236

Comprehensive loss									(64,373)
Cash dividends					(13,653)				(13,653)
Treasury stock acquired						(1,752,900)	(18,514)		(18,514)
Issuance of stock under incentive and purchase plans			(4,660)			161,036	4,725		65
Share-based compensation			4,109						4,109
Tax benefits from stock plans			518						518

Balance, November 30, 2008	129,060,664	$1,290	$371,880	$(12,922)	$1,519,895	(16,875,376)	$(332,932)	$2,967	$1,550,178

	CMC Stockholders’ Equity
				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of		Noncontrolling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total
Balance, September 1, 2009	129,060,664	$1,290	$380,737	$34,257	$1,438,205	(16,487,231)	$(324,796)	$2,371	$1,532,064
Comprehensive income (loss):
Net earnings (loss) for three months ended November 30, 2009					(31,229)			6	(31,223)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($720)				33,378				10	33,388
Unrealized gain on derivatives, net of taxes ($57)				329					329
Defined benefit obligation, net of taxes ($267)				(508)					(508)

Comprehensive income									1,986
Cash dividends					(13,515)				(13,515)
Issuance of stock under incentive and purchase plans			(2,716)			185,690	3,676		960
Share-based compensation			2,474			(2,920)	(52)		2,422
Tax benefits from stock plans			705						705

Balance, November 30, 2009	129,060,664	$1,290	$381,200	$67,456	$1,393,461	(16,304,461)	$(321,172)	$2,387	$1,524,622

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — QUARTERLY FINANCIAL DATA
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended August 31, 2009, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and statements of operations, cash flows and stockholders’ equity for the periods indicated. These notes should be read in conjunction with such Form 10-K. The results of operations for the three month period are not necessarily indicative of the results to be expected for a full year.
NOTE 2 — ACCOUNTING POLICIES
Share-Based Compensation
See Note 10, Capital Stock, to the Company’s consolidated financial statements for the year ended August 31, 2009 for a description of the Company’s stock incentive plans.
The Company recognizes share-based compensation at fair value in the financial statements. The fair value of each share-based award is estimated at the date of grant using either the Black-Scholes pricing model or a binomial model. Total compensation cost is amortized on a straight-line basis over the vesting period of issued awards. The Company recognized share-based compensation expense of $2.4 million and $4.1 million as a component of selling, general and administrative expenses for the three months ended November 30, 2009 and 2008, respectively. At November 30, 2009, the Company had $7.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 33 months. See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2009 for a description of the Company’s assumptions used to calculate share-based compensation.
Combined information for shares subject to options and stock appreciation rights (“SARs”) for the three months ended November 30, 2009 were as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share
September 1, 2009
Outstanding	5,427,552	$21.36	$3.64 --35.38
Exercisable	4,240,734	18.27	3.64 --35.38
Exercised	(210,350)	6.76	3.64 --12.31
Forfeited	(83,130)	28.75	12.31 --35.38

November 30, 2009
Outstanding	5,134,072	$21.84	$3.64 --35.38
Exercisable	3,972,869	18.77	3.64 --35.38
Share information for options and SARs at November 30, 2009:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price
$3.64 — 3.78	373,892	0.2	$3.65	373,892	$3.65
7.53 — 7.78	1,178,442	1.2	7.76	1,178,442	7.76
11.00 — 13.58	769,161	3.1	12.12	643,161	12.34
21.81 — 24.71	533,060	3.3	24.52	533,060	24.52
31.75 — 35.38	2,279,517	4.8	34.76	1,244,314	34.59

$3.64 — 35.38	5,134,072	3.2	$21.84	3,972,869	$18.77

None of the Company’s previously granted restricted stock awards vested during the three months ended November 30, 2009.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $92.1 million and $93.3 million at November 30, 2009 and August 31, 2009, respectively, and are included in other non-current assets. There were no significant changes in either the components or the lives of intangible assets during the three months ended November 30, 2009. Aggregate amortization expense for the three months ended November 30, 2009 and 2008 was $3.0 million and $5.0 million, respectively.
Subsequent Events
In connection with the preparation of the consolidated financial statements, the Company evaluated subsequent events through January 8, 2010, the date the consolidated financial statements were issued.
Recently Adopted Accounting Guidance
In the first quarter of 2010, the Company adopted accounting guidance on business combinations. The guidance establishes principles for recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired business and goodwill acquired in a business combination. Additionally, the guidance clarifies accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will be applied to future business combinations.
In the first quarter of 2010, the Company adopted accounting guidance that modifies accounting and reporting for noncontrolling interests. The guidance requires minority interest to be reported as equity on the balance sheet, net earnings (loss) to include both the amounts attributable to the affiliate’s parent and the noncontrolling interest and clarifies the accounting for changes in the parent’s interest in an affiliate. The provisions of the standard were applied prospectively, except for the presentation and disclosure requrements, which were applied restrospectively to all periods presented. As a result, previously reported minority interests were reclassified into the noncontrolling interests portion of stocklholders’ equity as of September 1, 2009 and 2008, respectively, and reported net earnings increased for the three months ended November 2008 to reflect the earnings attributable to the noncontrolling interests.
In the first quarter of 2010, the Company adopted accounting guidance requiring disclosure of the fair value of financial instruments for interim and annual reporting periods. The adoption did not have a material impact on the consolidated financial statements. See Note 10, Fair Value.
NOTE 3 — SALES OF ACCOUNTS RECEIVABLE
On November 25, 2009, the Company renegotiated an existing accounts receivable securitization agreement of $100 million. The agreement extended the maturity date of the facility from December 18, 2009 to November 24, 2010 and modified the covenant structure. The covenants contained in this agreement are consistent with the credit facility fully described in Note 6, Credit Arrangements.
The Company’s accounts receivable securitization program is used as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transfers all eligible trade accounts receivable to CMCRV. CMCRV, in turn, sells an undivided percentage ownership interest in the pool of receivables to affiliates of third party financial institutions. CMCRV may sell undivided interests depending on the Company’s level of financing needs.
The Company accounts for CMCRV’s sales of undivided interests in these receivables to the financial institutions as sales. At the time an undivided interest in the pool of receivables is sold, the amount is removed from the consolidated balance sheet and the proceeds from the sale are reflected as cash provided by operating activities. At November 30, 2009 and August 31, 2009, accounts receivable of $136 million and $141 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at November 30, 2009 and August 31, 2009, respectively. The carrying amount of the Company’s retained interest in the receivables approximated fair value due to the short-term nature of the collection period. No other material assumptions are made in determining the fair value of the retained interest. The retained interest is subordinate to, and provides credit enhancement for, the financial institutional buyers’ ownership interest in CMCRV’s receivables, and is available to the financial institution buyers to pay any fees or expenses due to them and to absorb all credit losses incurred on any of the receivables. The U.S. securitization program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under one of its credit arrangements.
In addition to the securitization program described above, the Company’s international subsidiaries in Europe and Australia and a domestic subsidiary periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $83.2 million and $93.7 million at November 30, 2009 and August 31, 2009, respectively. The Company’s Australian subsidiary has an agreement with a financial institution, which contains financial covenants whereby our Australian subsidiary must meet certain coverage and tangible net worth levels, as defined. At November 30, 2009, our Australian subsidiary was not in compliance with these covenants. Commercial Metals Company provided a guarantee of our Australian subsidiary’s performance resulting in the financial covenants being waived at November 30, 2009. The guarantee will cease to be effective when the Australian subsidiary is in compliance with the financial covenants for two consecutive quarters.
During the three months ended November 30, 2009 and 2008, proceeds from the sale of receivables were $189.7 million and $417.0 million, respectively, and cash payments to the owners of receivables were $200.2 million and $419.4 million, respectively. The Company is responsible for servicing the entire pool of receivables; however, no servicing asset or liability is recorded as these receivables are collected in the normal course of business and the collection of receivables are normally short term in nature. Discounts on domestic and international sales of accounts receivable were $0.8 million and $1.9 million for the three months ended November 30, 2009 and 2008, respectively. These discounts primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out method (“LIFO”). LIFO inventory reserves were $224.4 million and $241.7 million at November 30, 2009 and August 31, 2009. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in, first-out method (“FIFO”). The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At November 30, 2009 and August 31, 2009, $47.1 million and $52.9 million, respectively, were in raw materials.
NOTE 5 — DISCONTINUED OPERATIONS
On August 30, 2007, the Company’s Board approved a plan to offer for sale a division (the “Division”) which was involved with the buying, selling and distribution of nonferrous metals, namely copper, aluminum and stainless steel semifinished products. At August 31, 2009, all inventory of this Division had been sold or absorbed by other divisions of the Company and the minimal amount of remaining assets and liabilities were transferred to another division effective September 1, 2009.
The Division was in the International Fabrication and Distribution segment. Financial information for the Division from prior periods is as follows:

August 31,
(in thousands)	2009
Current assets	$555
Noncurrent assets	1,494
Current liabilities	6,543
Noncurrent liabilities	—

Three Months Ended
November 30,
2008
Revenue	56,945
Earnings before taxes	9,113

NOTE 6 — CREDIT ARRANGEMENTS
On November 24, 2009, the Company renegotiated its revolving credit facility of $400 million by extending the maturity date from May 23, 2010 to November 24, 2012 and adjusting the covenant structure. The new agreement requires the Company to maintain a minimum interest coverage ratio on a rolling twelve month average of not less than 1.50 to 1.00 for the quarters ending November 30, 2009, February 28, 2010, and May 31, 2010 and 2.50 to 1.00 thereafter. At November 30, 2009, the Company’s interest coverage ratio was 1.78. The agreement also requires the Company to maintain liquidity of at least $300 million (cash, investments, and accounts receivable securitization capacity combined) through May 31, 2010. The agreement did not change the existing debt to capitalization ratio covenant which requires the Company to maintain a ratio not greater than 0.60 to 1.00. At November 30, 2009, the Company’s debt to capitalization ratio was 0.47.
At November 30, 2009, and August 31, 2009, no borrowings were outstanding under the commercial paper program or the revolving credit facility. The availability under the revolving credit agreement is reduced by $26.9 million of stand-by letters of credit issued as of November 30, 2009.
The Company has numerous uncommitted credit facilities available from domestic and international banks. No commitment fees or compensating balances are required under these credit facilities. These credit facilities are used, in general, to support import Letters of Credit (including accounts payable settled under bankers’ acceptances as described in Note 1. Summary of Significant Accounting Polices in the Company’s consolidated financial statements for the year ended August 31, 2009), foreign exchange transactions and short term advances which are priced on a cost of funds basis.
Long-term debt was as follows:

	November 30,	August 31,
(in thousands)	2009	2009
5.625% notes due November 2013	$200,000	$200,000
6.50% notes due July 2017	400,000	400,000
7.35% notes due August 2018	500,000	500,000
CMCZ term note due May 2013	101,054	104,945
Other, including equipment notes	10,006	9,597

	1,211,060	1,214,542
Less current maturities	33,833	32,802

	$1,177,227	$1,181,740

Interest on the notes, except for the CMCZ notes, is payable semiannually.
CMCZ has a five year term note of PLN 280 million ($101.1 million) with a group of four banks. The term note is used to finance operating expenses of CMCZ and the development of a rolling mill. The note has scheduled principal and interest payments in 15 equal quarterly installments which began in November 2009. The weighted average rate at November 30, 2009 was 6.31%. The term note contains certain financial covenants for CMCZ. At November 30, 2009, CMCZ was not in compliance with these covenants which resulted in a guarantee by Commercial Metals Company becoming effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenants for two consecutive quarters.
CMC Poland (“CMCP”) owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMCP issued equipment notes under a term agreement dated September 2005 with PLN 7.0 million ($2.5 million) outstanding at November 30, 2009. Installment payments under these notes are due through 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus an applicable margin. The weighted average rate at November 30, 2009 was 4.1%. The notes are secured by the shredder equipment.
CMC Sisak (“CMCS”) has a five year note of EUR 40 million ($60 million) which allows for disbursements as funds are needed. The loan will be used to finance operating expenses of CMCS and upgrades to the melt shop and caster. At November 30, 2009, no amounts were outstanding under this note.

Interest of $2.1 million and $2.2 million was capitalized in the cost of property, plant and equipment constructed for the three months ended November 30, 2009 and 2008, respectively. Interest of $8.6 million and $12.9 million was paid for the three months ended November 30, 2009 and 2008, respectively.
NOTE 7 — INCOME TAXES
The Company paid $6.3 million and $6.2 million in income taxes during the three months ended November 30, 2009 and 2008, respectively.
Reconciliations of the United States statutory rates to the Company’s effective tax rates were as follows:

	Three Months Ended
	November 30,
	2009	2008
Statutory rate	35.0%	35.0%
State and local taxes	4.3	2.7
Foreign rate differential	(1.1)	(1.6)
Domestic production activity deduction	—	(1.0)
Other	(1.9)	0.4

Effective rate	36.3%	35.5%

As of November 30, 2009, the reserve for unrecognized tax benefits relating to the accounting for uncertainty in income taxes was $1.9 million exclusive of interest and penalties. If recognized, $1.6 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. During the three months ended November 30, 2009, the Company recorded an increase in liabilities of $0.2 million.
The Company classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. At November 30, 2009, before any tax benefits, the Company had $0.3 million of accrued interest and penalties on unrecognized tax benefits. During the three months ended November 30, 2009, the Company recognized an immaterial amount of interest expense and statutory penalties.
During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by an immaterial amount.
The following is a summary of tax years subject to examination:
U.S Federal — 2006 and forward
U.S. States — 2005 and forward
Foreign — 2002 and forward
The federal tax returns for fiscal years 2006 to 2008 are under examination by the Internal Revenue Service. However, we believe our recorded tax liabilities as of November 30, 2009 sufficiently reflect the anticipated outcome of these examinations upon the completion of their examination.
NOTE 8 — STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO CMC
In calculating earnings (loss) per share, there were no adjustments to net earnings (loss) to arrive at earnings (loss) for any years presented. The reconciliation of the denominators of the earnings (loss) per share calculations are as follows:

	Three Months Ended
	November 30,
	2009	2008
Shares outstanding for basic earnings (loss) per share	112,495,297	113,004,524
Effect of dilutive securities:
Stock based incentive/purchase plans	—	1,468,639

Shares outstanding for diluted earnings (loss) per share	112,495,297	114,473,163

For the three months ended November 30, 2009, no stock options, restricted stock or SARs were included in the calculation of dilutive shares because the Company reported a loss from continuing operations. For the three months ended November 30, 2008, all stock options and restricted stock were dilutive based on the average share price of $16.50. SARs with total share commitments of 3,676,029 were antidilutive and therefore excluded from the calculation of diluted earnings per share at November 30, 2008. All stock options and SARs expire by 2016.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings (loss) per share calculation until the shares vest.
The Company purchased no shares during the first quarter of 2010 and had remaining authorization to purchase 8,259,647 shares of its common stock at November 30, 2009.
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
The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.
Gross foreign currency exchange contract commitments as of November 30, 2009 (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
AUD	278	EUR	166
AUD	45	GBP	25
AUD	162,432	USD	145,979
EUR	19,486	PLN	81,069
EUR	29,685	USD	44,189
GBP	3,925	EUR	4,330
GBP	2,300	USD	3,817
HRK*	27,695	EUR	3,688
HRK*	23,017	USD	4,500
PLN	190,583	EUR	45,785
PLN	96,282	USD	32,566
SGD**	4,167	USD	3,000
USD	39,039	EUR	26,001
USD	21,966	GBP	13,300
USD	138	JPY	13,695
USD	47	PLN	130
USD	361	SGD**	500

*	Croatian kuna

**	Singapore dollar

Commodity contract commitments as of November 30, 2009:

Commodity	Long/Short	Total

Aluminum	Long	1,850 MT
Copper	Long	1,119 MT
Copper	Short	7,385 MT
Zinc	Long	25 MT
Natural Gas	Long	40,000 MMBtu

•	MT = Metric Ton

•	MMBtu = One million British thermal units
The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three months ended November 30, 2009. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands):

Derivatives Not Designated as Hedging		Three Months Ended
Instruments	Location	November 30, 2009

Commodity	Cost of goods sold	$1,176
Foreign exchange	Net sales	264
Foreign exchange	Cost of goods sold	84
Foreign exchange	SG&A expenses	(1,181)

Gain recognized into operations before taxes		$343

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged item (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items mainly relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging		Three Months Ended
Instruments	Location	November 30, 2009

Foreign exchange	SG&A expenses	$(8,687)

Loss recognized into operations before taxes		$(8,687)

Hedged (Underlying) Items Designated as Fair		Three Months Ended
Value Hedging Instruments	Location	November 30, 2009

Foreign exchange	Net sales	$61
Foreign exchange	SG&A expenses	8,622

Gain recognized into operations before taxes		$8,683

Effective Portion of Derivatives Designated as	Three Months Ended
Cash Flow Hedging Instruments	November 30, 2009

Commodity	$60
Foreign exchange	325

Gain recognized in accumulated other comprehensive income (loss), net of taxes	$385

Effective Portion of Derivatives Designated as		Three Months Ended
Cash Flow Hedging Instruments	Location	November 30, 2009

Commodity	Cost of goods sold	$(28)
Foreign exchange	SG&A expenses	(30)
Interest rate	Interest expense	114

Gain reclassified from accumulated other comprehensive income (loss) into operations, net of taxes		$56

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheet (in thousands):

Derivative Assets	November 30, 2009	August 31, 2009

Commodity — designated	$31	$13
Commodity — not designated	1,309	2,948
Foreign exchange — designated	778	3,823
Foreign exchange — not designated	1,730	4,678

Derivative assets (other current assets)*	$3,848	$11,462

Derivative Liabilities	November 30, 2009	August 31, 2009

Commodity — designated	$5	$35
Commodity — not designated	5,653	8,895
Foreign exchange — designated	2,686	6,421
Foreign exchange — not designated	2,345	1,420

Derivative liabilities (accrued expenses and other payables)*	$10,689	$16,771

*	Derivative assets and liabilities do not include the hedged (underlying) items designated as fair value hedges.
During the twelve months following November 30, 2009, $0.5 million in gains related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings (loss) as the related transactions mature and the assets are placed into service. Also, an additional $0.5 million in gains will be reclassified as interest income related to an interest rate lock.
As of November 30, 2009, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.
All of the instruments are highly liquid, and none are entered into for trading purposes.
NOTE 10 — FAIR VALUE
The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value. The Company does not have any nonfinancial assets or liabilities that are measured at fair value.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	November 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$287,384	$287,384	$—	$—
Derivative assets	3,848	1,309	2,539	—
Nonqualified benefit plan assets *	56,498	56,498	—	—
Derivative liabilities	10,689	5,653	5,036	—
Nonqualified benefit plan liabilities *	100,304	100,304	—	—

	August 31,
	2009

Cash equivalents	$357,723	$357,723	$—	$—
Derivative assets	11,462	2,948	8,514	—
Nonqualified benefit plan assets *	55,596	55,596	—	—
Derivative liabilities	16,711	8,895	7,876	—
Nonqualified benefit plan liabilities *	96,904	96,904	—	—

*	The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds.
The Company’s long-term debt is predominantly publicly held. The fair value was approximately $1.16 billion at November 30, 2009 and $1.17 billion at August 31, 2009. Fair value was determined by indicated market values.

NOTE 11 — COMMITMENTS AND CONTINGENCIES
See Note 12, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2009 relating to environmental and other matters. There have been no significant changes to the matters noted therein. In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provision has been made in the consolidated financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings for a particular quarter.
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
The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States including the scrap processing facilities which directly support the Company’s domestic steel mills. The Americas Mills segment includes the Company’s domestic steel minimills, its micromill, and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel mills because it has similar economic characteristics. The Americas Fabrication and Distribution segment consists of the Company’s rebar and joist and deck fabrication operations, fence post manufacturing plants, construction-related and other products facilities. Additionally, the Americas Fabrication and Distribution consists of the CMC Dallas Trading division which markets and distributes steel semi-finished long and flat products into the Americas from a diverse base of international and domestic sources. The International Mills segment includes the minimills in Poland and Croatia and subsidiaries in Poland which have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from that of the Company’s domestic mills. International Fabrication and Distribution includes international operations for the sales, distribution and processing of both ferrous and nonferrous metals and other industrial products in addition to rebar fabrication operations in Europe. The domestic and international distribution operations consist only of physical transactions and not positions taken for speculation. Corporate contains expenses of the Company’s corporate headquarters, expenses related to its deployment of SAP software, and interest expense relating to its long-term public debt and commercial paper program.
The financial information presented for the International Fabrication and Distribution segment includes its copper, aluminum, and stainless steel import operating division. This division has been classified as a discontinued operation in the consolidated financial statements for the three months ended November 30, 2008. Net sales of this division have been removed in the eliminations/discontinued operations column in the table below to reconcile net sales by segment to net sales in the consolidated financial statements. See Note 5, Discontinued Operations, for more detailed information.
Effective December 1, 2009, the Company implemented a new organizational structure. As a result, the Company will structure the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mills (comprised of all mills, recycling and fabrication operations located outside of the U.S.) and International Marketing and Distribution (comprised of all marketing and distribution operations located outside the Americas as well as CMC Cometals and CMC Dallas Trading). This new organizational structure will be reported beginning in the second quarter of fiscal 2010.
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

	Three Months Ended November 30, 2009
	Americas			International
			Fabrication		Fabrication
			and		and
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$242,924	$177,190	$339,551	$115,571	$568,063	$3,559	$—	$1,446,858
Intersegment sales	46,589	112,003	2,256	55,283	4,352	—	(220,483)	—
Net sales	289,513	289,193	341,807	170,854	572,415	3,559	(220,483)	1,446,858
Adjusted operating profit (loss)	94	(1,619)	(17,345)	(18,875)	24,949	(20,204)	4,208	(28,792)
Goodwill	7,467	95	58,878	987	7,209	—	—	74,636
Total assets	252,900	567,911	893,833	684,614	598,817	621,707	—	3,619,782

	Three Months Ended November 30, 2008
	Americas			International
			Fabrication		Fabrication		Eliminations/
			and		and		Discontinued
(in thousands)	Recycling	Mills	Distribution	Mills	Distribution	Corporate	Operations	Consolidated

Net sales-unaffiliated customers	$216,675	$236,579	$913,085	$170,800	$918,075	$(25,439)	$(56,945)	$2,372,830
Intersegment sales	43,775	150,905	3,652	53,271	12,518	—	(264,121)	—
Net sales	260,450	387,484	916,737	224,071	930,593	(25,439)	(321,066)	2,372,830
Adjusted operating profit (loss)	(27,953)	118,700	66,628	(16,735)	14,885	(20,880)	(10,075)	124,570
Goodwill	7,467	—	58,503	863	6,235	—	—	73,068
Total assets	217,243	561,131	1,559,486	459,388	1,057,007	308,596	—	4,162,851

The following table provides a reconciliation of consolidated adjusted operating profit (loss) to net earnings (loss) attributable to CMC:

	Three Months Ended
	November 30,
(in thousands)	2009	2008
Net earnings (loss) attributable to CMC	$(31,229)	$62,006
Noncontrolling interests	6	46
Income taxes	(17,808)	34,152
Interest expense	19,451	26,448
Discounts on sales of accounts receivable	788	1,918

Adjusted operating profit (loss)	$(28,792)	$124,570
Adjusted operating profit from discontinued operations	—	9,478

Adjusted operating profit (loss) from continuing operations	$(28,792)	$115,092

The following represents the Company’s external net sales by major product and geographic area:

	Three Months Ended
	November 30,
(in thousands)	2009	2008
Major product information:
Steel products	$899,585	$1,658,469
Industrial materials	184,625	338,914
Nonferrous scrap	150,609	134,408
Ferrous scrap	100,101	88,664
Construction materials	52,501	81,977
Non-ferrous products	34,023	52,441
Other	25,414	17,957

Net sales*	$1,446,858	$2,372,830

	Three Months Ended
	November 30,
(in thousands)	2009	2008
Geographic area:
United States	$689,784	$1,467,482
Europe	287,451	491,280
Asia	267,605	145,169
Australia/New Zealand	147,334	190,270
Other	54,684	78,629

Net sales*	$1,446,858	$2,372,830

Excludes a division classified as discontinued operations for the three months ended November 30, 2008. See Note 5.
NOTE 13 — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. The following presents related party transactions:

	Three Months Ended
	November 30,
(in thousands)	2009	2008
Sales	$76,300	$101,687
Purchases	81,733	98,812

	November 30,	August 31,
(in thousands)	2009	2009
Accounts receivable	$34,898	$12,664
Accounts payable	21,174	17,012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis should be read in conjunction with our Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended August 31, 2009.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are not different from the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K filed with the SEC for the year ended August 31, 2009 and are, therefore, not presented herein.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	November 30,		Decrease
(in millions)	2009	2008	%
Net sales*	$1,446.9	$2,372.8	(39%)
Net earnings (loss) attributable to CMC	(31.2)	62.0	(150%)
EBITDA	14.2	163.9	(91%)

*	Excludes the net sales of a division classified as discontinued operations for the three months ended November 30, 2008.
In the table above, we have included a financial statement measure that was not derived in accordance with accounting principles generally accepted in the United States (“GAAP”). We use EBITDA (earnings before interest expense, income taxes, depreciation and amortization) as a non-GAAP performance measure. In calculating EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization. EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use EBITDA as one guideline to assess our unleveraged performance return on our investments. EBITDA is also the target benchmark for our long-term cash incentive performance plan for management and part of a debt compliance test for our revolving credit agreement and our accounts receivable securitization program. Reconciliations to net earnings (loss) attributable to CMC are provided below:

	Three Months Ended		Increase
	November 30,		(Decrease)
(in millions)	2009	2008	%
Net earnings (loss) attributable to CMC	$(31.2)	$62.0	(150%)
Interest expense	19.5	26.4	(26%)
Income taxes (benefit)	(17.8)	34.2	(152%)
Depreciation and amortization	43.7	41.3	6%

EBITDA	$14.2	$163.9	(91%)
EBITDA from discontinued operations	—	9.5	(100%)

EBITDA from continuing operations	$14.2	$154.4	(91%)
Our EBITDA does not include interest expense, income taxes and depreciation and amortization. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings (loss) attributable to CMC determined under GAAP, as well as EBITDA, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation and amortization and income taxes.
The following events and performances had a significant impact during our first quarter ended November 30, 2009:
•	In response to price declines, demand destruction, and a global liquidity and credit crisis, we recorded the following consolidated expenses during the first quarter: lower of cost or market inventory adjustments of $12.9 million, other charges relating to contractual noncompliance and job loss reserves of $7.4 million and severance costs of $2.2 million offset by bad debt recoveries of $2.5 million.

•	We recorded pre-tax LIFO income of $17.3 million (after tax of $0.10 per share) for the first quarter of 2010 compared to pre-tax LIFO income of $113.6 million (after tax of $0.65 per diluted share) for the first quarter of 2009.

•	Net sales of the Americas Recycling segment increased 11% and adjusted operating profit (loss) increased to breakeven compared to adjusted operating loss of $28 million in the prior year’s first quarter primarily due to price and volume increases during the quarter.

•	Net sales of the Americas Mills segment decreased 25% from the prior year’s first quarter due to a significant decline in average selling prices. Adjusted operating profit (loss) decreased $120.3 million from the prior year’s first quarter primarily due to margin compression, pre-tax LIFO expense of $3.5 million compared to pre-tax LIFO income of $75.3 million recorded in last year’s first quarter and $11.3 million of operating losses resulting from the start-up phase of operations at our micromill in Arizona during the quarter.

•	Our Americas Fabrication and Distribution segment showed a 63% decrease in sales and an $84.0 million decrease in adjusted operating profit (loss) due to continued decline in market demand and average selling prices from the prior year’s first quarter.

•	Our International Mills segment showed a 24% decline in net sales and a $2.1 million increase in adjusted operating loss compared to the prior year’s first quarter due primarily from price declines and metal margin compression offset by higher shipments and cost containment efforts.

•	Our International Fabrication and Distribution segment showed a 38% decline in net sales but a $10.1 million increase in adjusted operating profit compared to the prior year’s first quarter due to margin expansion as many our divisions in this segment began recovering from the financial crisis.
SEGMENT OPERATING DATA
Unless otherwise indicated, all dollar amounts below are calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for making operating decisions. See Note 12, Business Segments, to the consolidated financial statements.
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) before income taxes and financing costs. Adjusted operating profit (loss) is equal to earnings (loss) before income taxes for Americas Mills and Americas Fabrication and Distribution segments because these segments require minimal outside financing. The following tables show net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended
	November 30,
(in thousands)	2009	2008
Net sales:
Americas Recycling	$289,513	$260,450
Americas Mills	289,193	387,484
Americas Fabrication and Distribution	341,807	916,737
International Mills	170,854	224,071
International Fabrication and Distribution	572,415	930,593
Corporate	3,559	(25,439)
Eliminations/Discontinued Operations	(220,483)	(321,066)

	$1,446,858	$2,372,830

	Three Months Ended
	November 30,
(in thousands)	2009	2008
Adjusted operating profit (loss):
Americas Recycling	$94	$(27,953)
Americas Mills	(1,619)	118,700
Americas Fabrication and Distribution	(17,345)	66,628
International Mills	(18,875)	(16,735)
International Fabrication and Distribution	24,949	14,885
Corporate	(20,204)	(20,880)
Eliminations/Discontinued Operations	4,208	(10,075)
LIFO Impact on Adjusted Operating Profit (Loss) LIFO is an inventory costing method that assumes the most recent inventory purchases or goods manufactured are sold first. This results in current sales prices offset against current inventory costs. In periods of rising prices it has the effect of eliminating inflationary profits from operations. In periods of declining prices it has the effect of eliminating deflationary losses from operations. In either case the goal is to reflect economic profit. The table below reflects LIFO income or (expense) representing decreases or (increases) in the LIFO inventory reserve. International Mills is not included in this table as it uses FIFO valuation exclusively for its inventory:

	Three Months Ended
	November 30,
(in thousands)	2009	2008
Americas Recycling	$531	$24,729
Americas Mills	(3,534)	75,259
Americas Fabrication and Distribution	20,228	7,425
International Fabrication and Distribution*	44	6,201

Consolidated increase to adjusted profit before tax	$17,269	$113,614

*	LIFO income includes a division classified as discontinued operations for the three months ended November 30, 2008.
Americas Recycling During the first quarter of 2010, scrap prices, metal margins and shipments increased. This segment had slightly above breakeven adjusted operating profit compared to an adjusted operating loss of $28 million in last year’s first quarter. These results were enough to overcome a decrease in LIFO income of $24.2 million compared to the first quarter of fiscal 2009. Ferrous and nonferrous average pricing and margins increased over last year’s first quarter, which witnessed the beginning of the economic crisis for steel. We exported 20% of our ferrous tonnage and 40% of our nonferrous tonnage during the quarter.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended
	November 30,		Increase
	2009	2008	Amount	%
Average ferrous sales price	$216	$213	$3	1%
Average nonferrous sales price	$2,366	$2,252	$114	5%
Ferrous tons shipped	525	498	27	5%
Nonferrous tons shipped	59	59	—	0%
Total volume processed and shipped	588	563	25	4%
Americas Mills We include our five domestic steel mills and our copper tube minimill in our Americas Mills segment.
Within the segment, the steel mills adjusted operating loss was $5.0 million for the first quarter of 2010, after absorbing start-up costs of $11.3 million at the new micromill in Arizona, as compared to adjusted operating profit of $101.3 million from the prior year’s first quarter. Adjusted operating loss was impacted by a reduction in LIFO income of $67.1 million from the first quarter of 2009. Metal margin compression resulted during the quarter from an unfavorable product mix and the decrease in average sales prices falling faster than ferrous scrap prices. Tons shipped increased as compared to the first quarter of 2009 due to the increased volume of billet sales which allowed the melt shops to run at a 74% utilization rate but left our rolling mills at only 54% of utilization. Rebar accounted for 46% of tonnage shipped. The price premium of merchant bar over reinforcing bar averaged $182 per ton, down $5 per ton from the first quarter of 2009. Lower production rates as well as price decreases in some alloys, electricity and natural gas rates resulted in an overall decrease of $6.7 million in electrode, alloys and energy costs.

Our micromill in Arizona continued to perform to expectations as it is in the start-up phase of operations. During the first quarter of 2010, we melted and rolled 14 thousand tons and shipped 8 thousand tons.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended
	November 30,		Decrease
	2009	2008	Amount	%
Average mill selling price (finished goods)	$566	$822	$(256)	(31%)
Average mill selling price (total sales)	517	796	(279)	(35%)
Average cost of ferrous scrap consumed	266	336	(70)	(21%)
Average FIFO metal margin	251	460	(209)	(45%)
Average ferrous scrap purchase price	213	263	(50)	(19%)
The table below reflects our domestic steel mills’ operating statistics (short tons in thousands):

	Three Months Ended
	November 30,		Increase (Decrease)
	2009	2008	Amount	%
Tons melted	479	398	81	20%
Tons rolled	355	366	(11)	(3%)
Tons shipped	498	432	66	15%
Our copper tube minimill’s adjusted operating profit for the first quarter of 2010 decreased $14.0 million to $3.4 million compared to the first quarter of 2009 primarily due to a decrease in pre-tax LIFO income of $11.7 million over the prior year’s first quarter. This mill has continued to follow its successful business model which resulted in gaining market position during the current economic climate.
The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended
	November 30,		Decrease
(pounds in millions)	2009	2008	Amount	%
Pounds shipped	9.9	10.8	(0.9)	(8%)
Pounds produced	8.7	10.0	(1.3)	(13%)
Average copper selling price	$3.50	$3.77	$(0.27)	(7%)
Average copper scrap production cost	$2.11	$2.34	$(0.23)	(10%)
Average copper metal margin	$1.39	$1.43	$(0.04)	(3%)
Average copper scrap purchase price	$2.56	$2.94	$(0.38)	(13%)
Americas Fabrication and Distribution During the first quarter of 2010, net sales and adjusted operating profit (loss) decreased due to lower steel demand, increased competition, lower prices and shrinking margins. Fabrication, rebar, structural, joist, decking, post and construction services incurred losses as the underlying issues have remained constant from the prior year, including an ineffective stimulus for construction, lack of financial liquidity for customers, high unemployment impeding the need for commercial or industrial expansion and overall state budget constraints. The composite average fabrication selling price was $840 per ton, a decline of $434 per ton from the first quarter of 2009. Though in a loss position, our domestic steel and distribution business has stemmed the significant losses of the prior year.
The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended
	November 30,		Decrease
Average selling price*	2009	2008	Amount	%
Rebar	$752	$1,116	$(364)	(33%)
Joist	1,029	1,505	(476)	(32%)
Structural	1,826	3,417	(1,591)	(47%)
Post	871	1,131	(260)	(23%)
Deck	1,203	1,564	(361)	(23%)

*	Excludes stock and buyout sales.

	Three Months Ended
	November 30,		Increase (Decrease)
Tons shipped (in thousands)	2009	2008	Amount	%
Rebar	196	289	(93)	(32%)
Joist	17	59	(42)	(71%)
Structural	12	27	(15)	(56%)
Post	20	12	8	67%
Deck	23	40	(17)	(43%)

International Mills Weak international steel markets, low prices and metal margin compression resulted in a decrease in net sales and an increase in adjusted operating loss for this segment as compared to the same period in the prior year. CMC Zawiercie (“CMCZ”) had an adjusted operating loss of $11.4 million during the first quarter 2010 compared to an adjusted operating loss of $8.1 million during the first quarter 2009. The trend continued of strong volumes combined with compressed metal margins resulting in significant losses. Competition was fierce and the Polish scrap market remained fractured. Shipments included 103 thousand tons of billets compared to 35 thousand tons of billets in the prior year’s first quarter.
The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

	Three Months Ended
	November 30,				Increase (Decrease)
	2009		2008		Amount		%
Tons melted	399		290		109		38%
Tons rolled	266		237		29		12%
Tons shipped	355		295		60		20%
Average mill selling price (total sales)	1,220	PLN	1,714	PLN	(494	) PLN	(29%)
Average ferrous scrap production cost	782	PLN	947	PLN	(165	) PLN	(17%)
Average metal margin	438	PLN	767	PLN	(329	) PLN	(43%)
Average ferrous scrap purchase price	633	PLN	689	PLN	(56	) PLN	(8%)
Average mill selling price (total sales)	$431		$683		$(252)		(37%)
Average ferrous scrap production cost	$276		$357		$(81)		(23%)
Average metal margin	$155		$326		$(171)		(52%)
Average ferrous scrap purchase price	$223		$269		$(46)		(17%)

PLN	— Polish zlotys
CMC Sisak (“CMCS”) reported an adjusting operating loss of $7.5 million for the first quarter of 2010 as compared to an adjusted operating loss of $8.6 million in the first quarter of 2009 primarily due to the lowering of melt costs, concentration on seamless pipe, lowering its cost structure and opening new markets. Finished goods pricing appeared to have bottomed during the quarter. CMCS produced 17 thousand tons and sold 9 thousand tons during the first quarter as compared to 18 thousand tons produced and 18 thousand tons sold during the prior year’s first quarter.
International Fabrication and Distribution The segment’s net sales decreased but showed an increase in adjusted operating profit for the first quarter of 2010 driven by global dispersion and product diversification of this segment into markets recovering from the financial crisis. Our Chinese, South East Asian and Australian steel markets showed strength during the quarter and all our distribution operations were profitable during the quarter while our fabrication plants in Poland and Germany were near breakeven. Our global trading business continued to have positive results including the early stage development of an alloy hardening and briquetting operation in South Carolina.
Corporate Our corporate expenses of $20.2 million for the three months ended November 30, 2009 were comparable to the same period in the previous year.
Discontinued Operations Our division classified as a discontinued operation ceased operations during the fourth quarter of 2009. This division had adjusted operating profit of $9.5 million during the first quarter of 2009 which was classified within our International Fabrication and Distribution segment.
Consolidated Data On a consolidated basis, the LIFO method of inventory valuation decreased our net loss on a pre-tax basis by $17.3 million (after tax of $0.10 per share) for the first quarter of 2010 as compared to increasing net earnings on a pre-tax basis by

$113.6 million (after tax of $0.65 per diluted share) for last year’s first quarter. Our overall selling, general and administrative expenses decreased by $12.6 million for the three months ended November 30, 2009 as compared to the same period last year, primarily from our cost containment initiatives, including reductions in workforce, bonus accruals and consulting fees. Additionally, there were reductions in bad debt expense and fewer costs associated with the global installation of SAP software.
During the three months ended November 30, 2009, our interest expense decreased by $6.6 million as compared to the same period in 2009, primarily due to a reduction in the reserve for unrecognized tax benefits, the repayment of $100 million of 6.75% coupon rate notes in the second quarter of fiscal 2009 and lower use of discounted letters of credit.
For the three months ended November 30, 2009, our effective tax rate for continuing operations was 36.3% compared to 35.5% for the same period last year.
OUTLOOK
We are in for one more challenging quarter as we enter the winter season which is historically our weakest. Domestic ferrous scrap prices, which historically rise in the latter months of the winter in anticipation of the spring construction season, are already on the increase driven by export demand and some signs of U.S. economic stabilization, if not recovery. Domestic stimulus programs may finally be evidenced by spring. Coupled with an improving economy, the second half of our fiscal year appears more promising, though we believe at modest levels. Private nonresidential construction is likely to remain weak but import competition is likely to be weak. China will be the catalyst in calendar 2010. This will most likely exert upward pressure on both iron ore and scrap prices. The rest of Asia should follow China with anticipation of strong demand for scrap and billet export opportunities to the region. Australia should continue what is developing as a strong recovery.
During the second quarter, we expect our recycling operations to be profitable as a result of the recent climb in ferrous scrap prices. This will cause a short-term margin squeeze at our domestic mills in addition to absorbing more start-up costs at our micromill in Arizona. The winter seasonal downturn should result in our mills operating between 55% and 60%. Our domestic fabrication operations will be the hardest hit as competition lowers average selling prices while scrap prices are rising. Internationally, winter will adversely affect Poland and we anticipate that the positive effect of the capital projects in Croatia will not be felt until the third quarter. Overall, we anticipate our second quarter results, barring significant LIFO swings, to be similar to our first quarter.
LIQUIDITY AND CAPITAL RESOURCES
See Note 6 — Credit Arrangements, to the consolidated financial statements.
We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, however, we could be adversely affected if our banks, the potential buyers of our commercial paper or other of the traditional sources supplying our short term borrowing requirements refuse to honor their contractual commitments, cease lending or declare bankruptcy. While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades.
Our sources, facilities and availability of liquidity and capital resources as of November 30, 2009 (dollars in thousands):

	Total
Source	Facility	Availability
Cash and cash equivalents	$334,030	$	N/A
Cash flows from operating activities	31,891		N/A
Commercial paper program*	400,000		373,100
Domestic accounts receivable securitization	100,000		89,855
International accounts receivable sales facilities	196,895		96,764
Bank credit facilities — uncommitted	1,037,857		868,786
Notes due from 2009 to 2018	1,201,054		**
CMCS term note	60,044		60,044
Trade financing arrangements	**	As required
Equipment notes	10,006		—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $26.9 million of stand-by letters of credit issued as of November 30, 2009.

**	With our investment grade credit ratings, we believe we have access to additional financing and refinancing, if needed.

Certain of our financing agreements include various financial covenants. Our revolving credit facility and accounts receivable securitization agreement require us to maintain a minimum interest coverage ratio on a rolling twelve month average of not less than 1.50 to 1.00 for the quarters ending November 30, 2009, February 28, 2010, and May 31, 2010 and 2.50 to 1.00 thereafter. The agreements also require us to maintain liquidity of at least $300 million (cash, investments, and accounts receivable securitization capacity combined) through May 31, 2010 and maintain a debt to capitalization ratio not greater than 0.60 to 1.00. At November 30, 2009, we were in compliance with these covenants. Current market conditions, including volatility of metal prices, LIFO adjustments, mark to market adjustments on inventories, reserves for future job losses, the level of allowance for doubtful accounts, and the amount of interest capitalized on capital projects could impact our ability to meet the interest coverage ratio for the second quarter of fiscal 2010. The revolving credit facility and accounts receivable securitization are used as alternative sources of liquidity, but neither has been used since January 2009, nor expected to be used during the second quarter of fiscal 2010. Our public debt does not contain these covenants. The Company believes it will either meet the covenant test or successfully negotiate an amendment to the agreements that will provide for a covenant test that the Company will meet.
The CMCZ term note contains certain financial covenants. At November 30, 2009, CMCZ was not in compliance with these covenants which resulted in a guarantee by Commercial Metals Company becoming effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenants for two consecutive quarters.
Off-Balance Sheet Arrangements For added flexibility, we may secure financing through securitization and sales of certain accounts receivable both in the U.S. and internationally. See Note 3, Sales of Accounts Receivable, to the consolidated financial statements. We may sell accounts receivable on an ongoing basis to replace those receivables that have been collected from our customers. Our domestic securitization program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement, and contains covenants that conform to the same requirements contained in our revolving credit agreement. Compliance with these covenants is discussed above.
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
During the first quarter of 2010, we generated $31.9 million of net cash flows from operating activities as compared to $4.0 million in the prior year’s first quarter. Significant fluctuations in working capital were as follows:
•	Decreased accounts receivable — decreased sales and prices during the first quarter of 2010;

•	Decreased inventories — decreased inventory on hand because of lower volume and lower inventory costs; and

•	Decreased accounts payable— more cash was used in the first quarter of 2009 as current liabilities increased at the end of fiscal 2008 due to higher volume.
During the first quarter of 2010, we used $48.8 million of net cash flows from investing activities as compared to $86.8 million in the first quarter of 2009. We invested $46.5 million in property, plant and equipment during 2010, a decrease of $40.1 million over 2009.
We expect our total capital budget for 2010 to be approximately $165 million, including $24 million for the melt shop upgrade at CMCS, $18 million for the continued construction of the micromill in Arizona and $24 million for safety, environmental and required maintenance. We continuously assess our capital spending and reevaluate our requirements based upon current and expected results.
During the first quarter of 2010, we used $55.1 million of net cash flows from financing activities as compared to $38.8 million in the first quarter of 2009. The change was primarily due to decreased documentary letters of credit which resulted in a change in the use of cash of $34.9 million as compared to the first quarter of 2009. During the first quarter of 2010, we made no purchases of our common stock as part of our stock repurchase program compared to using $18.5 million in the same period of last year.
Our contractual obligations for the next twelve months of $714 million are typically expenditures with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of November 30, 2009 (in thousands):

	Payments Due By Period*
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Long-term debt(1)	$1,211,060	$33,833	$61,096	$216,095	$900,036
Notes payable	3,250	3,250	—	—	—
Interest(2)	593,864	80,007	154,166	139,469	220,222
Operating leases(3)	170,706	41,238	62,833	36,862	29,773
Purchase obligations(4)	710,560	556,010	83,568	51,407	19,575

Total contractual cash obligations	$2,689,440	$714,338	$361,663	$443,833	$1,169,606

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the November 30, 2009 consolidated balance sheet. See Note 6, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of November 30, 2009.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real estate leases in effect as of November 30, 2009.

(4)	Approximately 81% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2009, we had committed $32.8 million under these arrangements. All of the commitments expire within one year.
CONTINGENCIES
See Note 11 — Commitments and Contingencies, to the consolidated financial statements.
In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. While we are unable to estimate precisely the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, and the uncertainties involved in litigation. Accordingly, we cannot always estimate a meaningful range of possible exposure. We believe that we have adequately provided in our consolidated financial statements for the potential impact of these contingencies. We also believe that the outcomes will not significantly affect the long-term results of operations or our financial position. However, they may have a material impact on operations for a particular quarter.
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
•	absence of global economic recovery or possible recession relapse;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	customer non-compliance with contracts;

•	construction activity;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	ability to integrate acquisitions into operations;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	unsuccessful implementation of new technology;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	execution of cost minimization strategies;

•	court decisions;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	scrap metal, energy, insurance and supply prices;

•	severe weather, especially in Poland; and

•	the pace of overall economic activity, particularly China.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required hereunder for the Company is not materially different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009, filed with the SEC and is, therefore, not presented herein.
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
During the first quarter of 2010, the Company implemented SAP at certain domestic fabrication divisions and at one line of our Polish steel mill in connection with the Company-wide rollout of SAP. The implementation resulted in modifications to internal controls over the related accounting and operating processes at these locations. We evaluated the control environment as affected by the implementation and believe our controls remained effective. We intend to implement SAP globally to most business segments within the next several years. Other than the changes mentioned above, no other changes to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009, filed October 30, 2009, with the Securities and Exchange Commission.
ITEM 1A. RISK FACTORS
Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			As Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share	Programs	Programs
As of September 1, 2009	—	—	—	8,259,647 (1)
September 1 — September 30, 2009	—	—	—	8,259,647 (1)
October 1 — October 31, 2009	—	—	—	8,259,647 (1)
November 1 — November 30, 2009	—	—	—	8,259,647 (1)
As of November 30, 2009	—	—	—	8,259,647 (1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced October 21, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.
ITEM 5. OTHER INFORMATION
     Not Applicable.
ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K:
10.1	Third Amendment to Employment Agreement of Murray R. McClean dated December 31, 2009 (filed herewith).

31.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY
/s/ William B. Larson
January 8, 2010	William B. Larson
Senior Vice President & Chief Financial Officer

/s/ Leon K. Rusch
January 8, 2010	Leon K. Rusch
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Third Amendment to Employment Agreement of Murray R. McClean dated December 31, 2009 (filed herewith).

31.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).