Form 10-Q
period 2010-02-28
COMMERCIAL METALS CO
filed 2010-04-08
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
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
Yes ☐       No ☑
As of April 5, 2010 there were 114,190,428 shares of the Company’s common stock issued and outstanding excluding 14,870,236 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28,	August 31,
(in thousands, except share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$297,153	$405,603
Accounts receivable (less allowance for collection losses of $41,415 and $42,134)	675,317	731,282
Inventories	662,663	678,541
Other	280,854	182,126

Total current assets	1,915,987	1,997,552
Property, plant and equipment:
Land	103,670	87,530
Buildings and improvements	533,456	502,031
Equipment	1,605,985	1,395,104
Construction in process	157,999	380,185

	2,401,110	2,364,850
Less accumulated depreciation and amortization	(1,081,327)	(1,013,461)

	1,319,783	1,351,389
Goodwill	71,547	74,236
Other assets	227,531	264,379

Total assets	$3,534,848	$3,687,556

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$379,562	$344,355
Accounts payable-documentary letters of credit	29,666	109,210
Accrued expenses and other payables	349,242	327,212
Notes payable	46,218	1,759
Commercial paper	38,000	—
Current maturities of long-term debt	32,534	32,802

Total current liabilities	875,222	815,338
Deferred income taxes	45,964	44,564
Other long-term liabilities	113,105	113,850
Long-term debt	1,187,476	1,181,740

Total liabilities	2,221,767	2,155,492
CMC stockholders’ equity:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 114,120,867 and 112,573,433 shares	1,290	1,290
Additional paid-in capital	367,330	380,737
Accumulated other comprehensive income	29,467	34,257
Retained earnings	1,206,616	1,438,205

	1,604,703	1,854,489
Less treasury stock 14,939,797 and 16,487,231 shares at cost	(293,918)	(324,796)

Stockholders’ equity attributable to CMC	1,310,785	1,529,693
Stockholders’ equity attributable to noncontrolling interests	2,296	2,371

Total equity	1,313,081	1,532,064

Total liabilities and stockholders’ equity	$3,534,848	$3,687,556

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands, except share data)	2010	2009	2010	2009
Net sales	$1,322,443	$1,507,460	$2,724,701	$3,739,690
Costs and expenses:
Cost of goods sold	1,313,829	1,373,370	2,608,324	3,370,292
Selling, general and administrative expenses	147,488	150,539	280,673	289,547
Interest expense	20,236	17,762	39,687	43,844

	1,481,553	1,541,671	2,928,684	3,703,683

Earnings (loss) from continuing operations before income taxes	(159,110)	(34,211)	(203,983)	36,007
Income taxes (benefit)	(23,858)	4,445	(40,053)	28,445

Earnings (loss) from continuing operations	(135,252)	(38,656)	(163,930)	7,562

Earnings (loss) from discontinued operations before taxes	(62,356)	5,585	(66,514)	31,571
Income taxes (benefit)	(24,227)	2,399	(25,840)	12,551

Earnings (loss) from discontinued operations	(38,129)	3,186	(40,674)	19,020

Net earnings (loss)	$(173,381)	$(35,470)	$(204,604)	$26,582
Less net loss attributable to noncontrolling interests	(91)	(163)	(85)	(117)

Net earnings (loss) attributable to CMC	$(173,290)	$(35,307)	$(204,519)	$26,699

Basic earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$(1.19)	$(0.35)	$(1.45)	$0.07
Earnings (loss) from discontinued operations	(0.34)	0.03	(0.36)	0.16

Net earnings (loss)	$(1.53)	$(0.32)	$(1.81)	$0.23
Diluted earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$(1.19)	$(0.35)	$(1.45)	$0.07
Earnings (loss) from discontinued operations	(0.34)	0.03	(0.36)	0.16

Net earnings (loss)	$(1.53)	$(0.32)	$(1.81)	$0.23
Cash dividends per share	$0.12	$0.12	$0.24	$0.24

Average basic shares outstanding	113,275,457	111,998,128	112,885,377	112,501,326

Average diluted shares outstanding	113,275,457	111,998,128	112,885,377	113,917,263

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	February 28,
(in thousands)	2010	2009
Cash flows from (used by) operating activities:
Net earnings (loss)	$(204,604)	$26,582
Adjustments to reconcile net earnings (loss) to cash from (used by) operating activities:
Depreciation and amortization	88,376	78,575
Provision for losses on receivables	916	23,378
Share-based compensation	5,575	8,766
Net loss on sale of assets and other	27	495
Write-down of inventory	36,493	61,325
Contract loss reserves	62,957	—
Asset impairment	32,371	5,051
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	67,483	395,485
Accounts receivable repurchased, net	(13,542)	(118,817)
Decrease (increase) in inventories	(19,178)	319,023
Decrease (increase) in other assets	(60,726)	60,324
Increase (decrease) in accounts payable, accrued expenses, other payables and income taxes	6,037	(545,604)
Increase in deferred income taxes	11,783	2,583
Decrease in other long-term liabilities	(497)	(28,102)

Net cash flows from operating activities	13,471	289,064
Cash flows from (used by) investing activities:
Capital expenditures	(87,346)	(209,617)
Increase in deposit for letters of credit	(27,167)	—
Proceeds from the sale of property, plant and equipment and other	456	4,842
Acquisitions, net of cash acquired	(2,448)	(906)

Net cash used by investing activities	(116,505)	(205,681)
Cash flows from (used by) financing activities:
Decrease in documentary letters of credit	(79,544)	(14,760)
Short-term borrowings, net change	82,459	(27,897)
Repayments on long-term debt	(14,458)	(102,019)
Proceeds from issuance of long-term debt	21,493	6,544
Stock issued under incentive and purchase plans	9,289	1,378
Treasury stock acquired	—	(18,514)
Cash dividends	(27,070)	(27,134)
Tax benefits from stock plans	2,607	1,346

Net cash used by financing activities	(5,224)	(181,056)
Effect of exchange rate changes on cash	(192)	(6,895)

Decrease in cash and cash equivalents	(108,450)	(104,568)
Cash and cash equivalents at beginning of year	405,603	219,026

Cash and cash equivalents at end of period	$297,153	$114,458

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (UNAUDITED)

	CMC Stockholders’ Equity
				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of		Noncontrolling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total
Balance, September 1, 2008	129,060,664	$1,290	$371,913	$112,781	$1,471,542	(15,283,512)	$(319,143)	$3,643	$1,642,026
Comprehensive income (loss):
Net earnings (loss) for six months ended February 28, 2009					26,699			(117)	26,582
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($19,030)				(198,643)				(722)	(199,365)
Unrealized gain on derivatives, net of taxes ($2,584)				11,535					11,535

Comprehensive loss									(161,248)
Cash dividends					(27,134)				(27,134)
Treasury stock acquired						(1,752,900)	(18,514)		(18,514)
Issuance of stock under incentive and purchase plans			(9,985)			489,684	11,363		1,378
Share-based compensation			8,890			(8,164)	(124)		8,766
Tax benefits from stock plans			1,346						1,346

Balance, February 28, 2009	129,060,664	$1,290	$372,164	$(74,327)	$1,471,107	(16,554,892)	$(326,418)	$2,804	$1,446,620

	CMC Stockholders’ Equity
				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of		Noncontrolling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total
Balance, September 1, 2009	129,060,664	$1,290	$380,737	$34,257	$1,438,205	(16,487,231)	$(324,796)	$2,371	$1,532,064
Comprehensive income (loss):
Net loss for six months ended February 28, 2010					(204,519)			(85)	(204,604)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($2,999)				(4,504)				10	(4,494)
Unrealized gain on derivatives, net of taxes ($1)				222					222
Defined benefit obligation, net of taxes ($267)				(508)					(508)

Comprehensive loss									(209,384)
Cash dividends					(27,070)				(27,070)
Issuance of stock under incentive and purchase plans			(21,711)			1,554,125	31,000		9,289
Share-based compensation			5,697			(6,691)	(122)		5,575
Tax benefits from stock plans			2,607						2,607

Balance, February 28, 2010	129,060,664	$1,290	$367,330	$29,467	$1,206,616	(14,939,797)	$(293,918)	$2,296	$1,313,081

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
The Company recognizes share-based compensation at fair value in the financial statements. The fair value of each share-based award is estimated at the date of grant using either the Black-Scholes pricing model or a binomial model. Total compensation cost is amortized on a straight-line basis over the vesting period of issued awards. The Company recognized share-based compensation expense of $3.2 million and $4.7 million for the three months ended February 28, 2010 and 2009, respectively, and $5.6 million and $8.8 million for the six months ended February 28, 2010 and 2009, respectively, as a component of selling, general and administrative expenses. At February 28, 2010, the Company had $7.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 30 months. See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2009 for a description of the Company’s assumptions used to calculate share-based compensation.
Combined information for shares subject to options and stock appreciation rights (“SARs”) for the six months ended February 28, 2010 were as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share
September 1, 2009
Outstanding	5,427,552	$21.36	$3.64 — 35.38
Exercisable	4,240,734	18.27	3.64 — 35.38
Granted	126,000	14.05	14.05
Exercised	(736,242)	5.59	3.64 — 12.31
Forfeited	(301,810)	30.95	7.78 — 35.38

February 28, 2010
Outstanding	4,515,500	$23.09	$7.53 — 35.38
Exercisable	3,395,309	20.30	7.53 — 35.38
Share information for options and SARs at February 28, 2010:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price
$7.53 — 7.78	1,052,842	1.0	$7.76	1,052,842	$7.76
11.00 — 14.05	859,761	3.5	12.40	684,761	12.19
21.81 — 24.71	491,510	3.0	24.51	491,510	24.51
31.75 — 35.38	2,111,387	4.5	34.76	1,166,196	34.60

$7.53 — 35.38	4,515,500	3.3	$23.09	3,395,309	$20.30

Of the Company’s previously granted restricted stock awards 19,584 and 34,892 shares vested during the six months ended February 28, 2010 and February 28, 2009, respectively.
Goodwill
The Company tests for impairment of goodwill by estimating the fair value of each reporting unit compared to its carrying value. The Company’s reporting units are based on its internal reporting structure and represent an operating segment or a reporting level below an operating segment. Additionally, the reporting units are aggregated based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. As a result, the Company has determined its reporting units that have a significant amount of goodwill to be in the Americas Recycling and Americas Fabrication segments. The Company uses a discounted cash flow model to calculate the fair value of reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. The goodwill impairment test is performed in the fourth quarter of each fiscal year and when changes in circumstances indicate an impairment event may have occurred. During the second quarter of 2010, the Company decided to exit the joist and deck business which is included in our Americas Fabrication segment. As a result, the Company wrote-off the entire balance of goodwill in the amount of $1.7 million relating to the joist and deck operations. Additionally, the Company performed a goodwill impairment test on the remaining portion of its Americas Fabrication segment. Based on the analysis as of February 28, 2010, the estimated fair value for the remaining portion of this segment substantially exceeded its carrying value.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $79.7 million and $93.3 million at February 28, 2010 and August 31, 2009, respectively, and are included in other non-current assets. Aggregate amortization expense for the three months ended February 28, 2010 and 2009 was $5.6 million and $4.1 million, respectively. Aggregate amortization expense for the six months ended February 28, 2010 and 2009 was $8.6 million and $9.2 million, respectively. Included in the amounts for the second quarter of 2010 are write-offs of intangible assets of $2.8 million associated with exiting the joist and deck business. See Note 5, Discontinued Operations, for additional details.
Severance Charges
During the three and six months ended February 28, 2010, the Company recorded severance costs of $14.4 million and $16.6 million, respectively. During the six months ended February 28, 2009, the Company recorded severance costs of $6.5 million. These severance costs relate to involuntary employee terminations initiated as part of the Company’s focus on operating expense management and reductions in headcount to meet current production levels. Additionally, during the second quarter of 2010, the Company incurred severance costs associated with exiting the joist and deck business. See Note 5, Discontinued Operations, for additional details. As of February 28, 2010, the remaining liability to be paid in future periods related to termination benefits was $11.2 million.
Deposits for Letters of Credit
The Company purchases insurance for certain exposures including workers’ compensation, auto liability and general liability, as well as property damage and business interruption, which include specified deductibles. The retained or self-insurance component of these programs are secured by letters of credit which are collateralized by cash deposits of $27.2 million at February 28, 2010 and are recorded in other current assets.
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
In the first quarter of 2010, the Company adopted accounting guidance that modifies accounting and reporting for noncontrolling interests. The guidance requires minority interest to be reported as equity on the balance sheet, net earnings (loss) to include both the amounts attributable to the affiliate’s parent and the noncontrolling interest and clarifies the accounting for changes in the parent’s interest in an affiliate. The provisions of the standard were applied prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, previously reported minority interests were reclassified into the noncontrolling interests portion of stockholders’ equity as of September 1, 2009 and 2008, respectively, and reported net earnings (loss) was adjusted for the six months ended February 28, 2010 and 2009 to reflect the loss attributable to the noncontrolling interests.
In the first quarter of 2010, the Company adopted accounting guidance requiring disclosure of the fair value of financial instruments for interim and annual reporting periods. The adoption did not have a material impact on the consolidated financial statements. See Note 10, Fair Value.
NOTE 3 — SALES OF ACCOUNTS RECEIVABLE
On November 25, 2009, the Company renegotiated an existing accounts receivable securitization agreement of $100 million. The agreement extended the maturity date of the facility to November 24, 2010. On February 26, 2010, the Company amended the existing agreement to modify the covenant structure. The covenants contained in this agreement are consistent with the credit facility fully described in Note 6, Credit Arrangements.
The Company’s accounts receivable securitization program is used as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transfers all eligible trade accounts receivable to CMCRV. Depending on the Company’s level of financing needs, CMCRV may sell an undivided percentage ownership interest in the pool of receivables to affiliates of third party financial institutions.
The Company accounts for CMCRV’s sales of undivided interests in these receivables to the financial institutions as sales. At the time an undivided interest in the pool of receivables is sold, the amount is removed from the consolidated balance sheet and the proceeds from the sale are reflected as cash provided by operating activities. At February 28, 2010 and August 31, 2009, accounts receivable of $164 million and $141 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at February 28, 2010 and August 31, 2009, respectively. The carrying amount of the Company’s retained interest in the receivables approximated fair value due to the short-term nature of the collection period. No other material assumptions are made in determining the fair value of the retained interest. The retained interest is subordinate to, and provides credit enhancement for, the financial institutional buyers’ ownership interest in CMCRV’s receivables, and is available to the financial institution buyers to pay any fees or expenses due to them and to absorb all credit losses incurred on any of the receivables. The U.S. securitization program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under one of its credit arrangements.
In addition to the securitization program described above, the Company’s international subsidiaries in Europe and Australia and a domestic subsidiary periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $80.2 million and $93.7 million at February 28, 2010 and August 31, 2009, respectively. The Company’s Australian subsidiary has an agreement with a financial institution, which contains financial covenants whereby our Australian subsidiary must meet certain coverage and tangible net worth levels, as defined. At February 28, 2010, our Australian subsidiary was not in compliance with these covenants. Commercial Metals Company provided a guarantee of our Australian subsidiary’s performance resulting in the financial covenants being waived at February 28, 2010. The guarantee will cease to be effective when the Australian subsidiary is in compliance with the financial covenants for two consecutive quarters.
During the six months ended February 28, 2010 and 2009, proceeds from the sale of receivables were $309.4 million and $660.0 million, respectively, and cash payments to the owners of receivables were $322.9 million and $778.8 million, respectively. The Company is responsible for servicing the entire pool of receivables; however, no servicing asset or liability is recorded as these receivables are collected in the normal course of business and the collection of receivables are normally short term in nature. Discounts on domestic and international sales of accounts receivable were $1.7 million and $2.9 million for the six months ended February 28, 2010 and 2009, respectively. These discounts primarily represented the costs of funds and were included in selling, general and administrative expenses.

NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out method (“LIFO”). LIFO inventory reserves were $231.9 million and $241.7 million at February 28, 2010 and August 31, 2009. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in, first-out method (“FIFO”). The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At February 28, 2010 and August 31, 2009, $52.4 million and $52.9 million, respectively, were in raw materials.
NOTE 5 — DISCONTINUED OPERATIONS
On February 26, 2010, the Company’s Board approved a plan to exit the joist and deck business through the sale of those facilities. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all prior periods. The Company recorded $26.8 million to impair plant, property and equipment, $4.5 million to write-off intangible assets, $7.4 million of inventory valuation adjustments and $6.7 million of severance during the second quarter of 2010. Total severance associated with this disposal is expected to be $11.9 million. The joist and deck business was in the Americas Fabrication segment.
On August 30, 2007, the Company’s Board approved a plan to offer for sale a division which was involved with the buying, selling and distribution of nonferrous metals, namely copper, aluminum and stainless steel semifinished products. At August 31, 2009, all inventory of this division had been sold or absorbed by other divisions of the Company and the minimal amount of remaining assets and liabilities were transferred to another division effective September 1, 2009. This division was in the International Marketing and Distribution segment.
Financial information for discontinued operations are as follows:

	February 28,	August 31,
(in thousands)	2010	2009
Current assets	$62,627	$60,594
Noncurrent assets	42,418	79,861
Current liabilities	27,808	25,885
Noncurrent liabilities	69	72

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Revenue	28,815	135,127	73,415	332,671
Earnings (loss) before taxes	(62,356)	5,585	(66,514)	31,571
NOTE 6 — CREDIT ARRANGEMENTS
On November 24, 2009, the Company renegotiated its revolving credit facility of $400 million by extending the maturity date from May 23, 2010 to November 24, 2012. On February 26, 2010, the Company amended the existing agreement to modify the covenant structure which eliminated compliance with the minimum interest coverage ratio for the second quarter of 2010. The new agreement requires the Company to maintain a minimum interest coverage ratio of not less than 2.50 to 1.00 for the three month period ending May 31, 2010, six month cumulative period ending August 31, 2010, nine month cumulative period ending November 30, 2010, twelve month cumulative period ending February 28, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. The agreement also requires the Company to maintain liquidity of at least $300 million (cash, short-term investments, and accounts receivable securitization capacity combined) through May 31, 2010. The agreement did not change the existing debt to capitalization ratio covenant which requires the Company to maintain a ratio not greater than 0.60 to 1.00. At February 28, 2010, the Company’s debt to capitalization ratio was 0.52.
At February 28, 2010, $38 million was outstanding under the commercial paper program. There were no amounts outstanding on the commercial paper program at August 31, 2009 or the revolving credit facility at February 28, 2010 and August 31, 2009. The availability under the revolving credit agreement is reduced by the outstanding amount under the commercial paper program.

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
Long-term debt was as follows:

	February 28,	August 31,
(in thousands)	2010	2009
5.625% notes due November 2013	$200,000	$200,000
6.50% notes due July 2017	400,000	400,000
7.35% notes due August 2018	500,000	500,000
CMCZ term note	89,776	104,945
CMCS financing agreement	20,475	—
Other, including equipment notes	9,759	9,597

	1,220,010	1,214,542
Less current maturities	32,534	32,802

	$1,187,476	$1,181,740

Interest on the notes, except for the CMCZ notes, is payable semiannually.
CMCZ has a five year term note of PLN 260 million ($89.8 million) with a group of four banks. The term note is used to finance operating expenses of CMCZ and the development of a rolling mill. The note has scheduled principal and interest payments in fifteen equal quarterly installments which began in November 2009 with the final installment in May 2013. The weighted average interest rate at February 28, 2010 was 6.38%. The term note contains certain financial covenants for CMCZ. At February 28, 2010, CMCZ was not in compliance with these covenants which resulted in a guarantee by Commercial Metals Company becoming effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenants for two consecutive quarters.
CMC Poland (“CMCP”) owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMCP issued equipment notes under a term agreement dated September 2005 with PLN 7.0 million ($2.4 million) outstanding at February 28, 2010. Installment payments under these notes are due through August 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus an applicable margin. The weighted average rate at February 28, 2010 was 4.1%. The notes are secured by CMCP’s shredder equipment.
CMC Sisak (“CMCS”) has a five year financing agreement of EUR 40 million ($54.5 million) which allows for disbursements as funds are needed. The loan will be used for capital expenditures and other uses. At February 28, 2010, EUR 15.0 million ($20.5 million) was outstanding under this note. The note has scheduled principal and interest payments in seven semiannual installments beginning in July 2011 and ending in July 2014. The weighted average interest rate at February 28, 2010 was 5.0%.
Interest of $3.2 million and $4.7 million was capitalized in the cost of property, plant and equipment constructed for the six months ended February 28, 2010 and 2009, respectively. Interest of $42.6 million and $49.6 million was paid for the six months ended February 28, 2010 and 2009, respectively.
NOTE 7 — INCOME TAXES
The Company paid $8.7 million and $10.8 million in income taxes during the six months ended February 28, 2010 and 2009, respectively.

Reconciliations of the United States statutory rates to the Company’s effective tax rates from continuing operations were as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	2.2	(25.4)	2.7	29.4
Foreign rate differential	(6.6)	(32.2)	(5.4)	24.9
Valuation Allowances	(15.0)	(0.5)	(11.7)	0.5
Domestic production activity deduction	—	5.9	—	(7.6)
Other	(0.6)	4.2	(1.0)	(3.2)

Effective rate from continuing operations	15.0%	(13.0)%	19.6%	79.0%

In the quarter ended February 28, 2010 the Company recorded a valuation allowance in the amount of $23.8 million against a deferred tax asset for the benefit of net operating loss carryforwards for the Company’s Croatian subsidiary due to the uncertainty of their realization. The Company assesses the realizability of deferred tax assets each quarter.
The Company recorded an effective tax rate from discontinued operations of 38.9% in the second quarter of 2010. This rate represents the statutory rate in addition to state taxes in certain jurisdictions.
As of February 28, 2010, the reserve for unrecognized tax benefits relating to the accounting for uncertainty in income taxes was $2.0 million exclusive of interest and penalties. If recognized, $1.7 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. During the six months ended February 28, 2010, the Company recorded an increase in liabilities of $0.2 million.
The Company classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. For the three and six months ended February 28, 2010, before any tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized tax benefits.
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
The following is a summary of tax years subject to examination:
U.S Federal — 2006 and forward
U.S. States — 2005 and forward
Foreign — 2002 and forward
The federal tax returns for fiscal years 2006 to 2008 are under examination by the Internal Revenue Service. However, we believe our recorded tax liabilities as of February 28, 2010 sufficiently reflect the anticipated outcome of these examinations.
NOTE 8 — STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO CMC
In calculating earnings (loss) per share, there were no adjustments to net earnings (loss) to arrive at earnings (loss) for any years presented. The reconciliation of the denominators of the earnings (loss) per share calculations are as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Shares outstanding for basic earnings (loss) per share	113,275,457	111,998,128	112,885,377	112,501,326
Effect of dilutive securities:
Stock based incentive/purchase plans	—	—	—	1,415,937

Shares outstanding for diluted earnings (loss) per share	113,275,457	111,998,128	112,885,377	113,917,263

For the three and six months ended February 28, 2010, and for the three months ended February 28, 2009, no stock options, restricted stock or SARs were included in the calculation of dilutive shares because the Company reported a loss from continuing operations. For the six months ended February 28, 2009, stock options and SARs of 3.8 million were antidilutive and therefore excluded from the calculation of diluted earnings per share. All stock options and SARs expire by 2017.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings (loss) per share calculation until the shares vest.
The Company purchased no shares during the first six months of 2010 and had remaining authorization to purchase 8,259,647 shares of its common stock at February 28, 2010.
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
The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.
Gross foreign currency exchange contract commitments as of February 28, 2010 (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount

AUD	1,003	EUR	634
AUD	99,224	USD	88,336
EUR	2,405	HRK*	17,529
EUR	1,112	PLN	4,533
EUR	5,932	USD	8,723
GBP	172	EUR	194
GBP	417	PLN	1,859
GBP	185	USD	288
PLN	249,956	EUR	60,746
PLN	93,148	USD	31,446
SGD**	11,779	USD	8,400
USD	30,932	EUR	22,660
USD	24,171	GBP	15,860
USD	962	JPY	87,631

*	Croatian kuna

**	Singapore dollar

Commodity contract commitments as of February 28, 2010:

Commodity	Long/Short	Total
Aluminum	Long	2,925 MT
Aluminum	Short	25 MT
Copper	Long	1,649 MT
Copper	Short	4,709 MT
Zinc	Long	25 MT
Natural Gas	Long	10,000 MMBtu

•	MT = Metric Ton

•	MMBtu = One million British thermal units
The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three months and six months ended February 28, 2010. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands):

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging		February 28,		February 28,
Instruments	Location	2010	2009	2010	2009

Commodity	Cost of goods sold	$(5,924)	$(14,260)	$(4,748)	$10,387
Foreign exchange	Net sales	(304)	13,317	(40)	62,771
Foreign exchange	Cost of goods sold	(469)	11	(385)	(5)
Foreign exchange	SG&A expenses	1,218	(5,450)	37	(8,283)
Other	SG&A expenses	—	(696)	—	(862)

Gain (loss) before taxes		$(5,479)	$(7,078)	$(5,136)	$64,008

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged item (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items mainly relate to firm commitments on commercial sales and purchases and capital expenditures.

		Three Months Ended		Six Months Ended
Derivatives Designated as Fair Value Hedging		February 28,		February 28,
Instruments	Location	2010	2009	2010	2009

Foreign exchange	Net sales	$—	$54	$—	$55
Foreign exchange	Cost of goods sold	—	(12,706)	—	17
Foreign exchange	SG&A expenses	2,646	—	(6,041)	—

Gain (loss) before taxes		$2,646	$(12,652)	$(6,041)	$72

		Three Months Ended		Six Months Ended
Hedged (Underlying) Items Designated as Fair Value		February 28,		February 28,
Hedging Instruments	Location	2010	2009	2010	2009

Foreign exchange	Net sales	$(55)	$103	$6	$(55)
Foreign exchange	Cost of goods sold	—	12,708	—	(17)
Foreign exchange	SG&A expenses	(2,587)	—	6,035	—

Gain (loss) before taxes		$(2,642)	$12,811	$6,041	$(72)

Effective Portion of Derivatives
Designated as Cash Flow Hedging Instruments	Three Months Ended		Six Months Ended
Recognized in	February 28,		February 28,
Accumulated Other Comprehensive Income (Loss)	2010	2009	2010	2009

Commodity	$(6)	$115	$54	$(694)
Foreign exchange	(60)	7,501	265	13,662

Gain (loss), net of taxes	$(66)	$7,616	$319	$12,968

Effective Portion of Derivatives
Designated as Cash Flow Hedging Instruments		Three Months Ended		Six Months Ended
Reclassified from		February 28,		February 28,
Accumulated Other Comprehensive Income (Loss)	Location	2010	2009	2010	2009

Commodity	Cost of goods sold	$13	$(435)	$(15)	$113
Foreign exchange	Net sales	—	(36)	—	(80)
Foreign exchange	SG&A expenses	(87)	—	(117)	—
Interest rate	Interest expense	115	115	229	229

Gain (loss), net of taxes		$41	$(356)	$97	$262

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets (in thousands):

Derivative Assets	February 28, 2010	August 31, 2009

Commodity — designated	$24	$13
Commodity — not designated	1,793	2,948
Foreign exchange — designated	507	3,823
Foreign exchange — not designated	1,717	4,678

Derivative assets (other current assets)*	$4,041	$11,462

Derivative Liabilities	February 28, 2010	August 31, 2009

Commodity — designated	$1	$35
Commodity — not designated	2,153	8,895
Foreign exchange — designated	683	6,421
Foreign exchange — not designated	2,452	1,420

Derivative liabilities (accrued expenses and other payables)*	$5,289	$16,771

*	Derivative assets and liabilities do not include the hedged (underlying) items designated as fair value hedges.
During the twelve months following February 28, 2010, $0.4 million in gains related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings (loss) as the related transactions mature and the assets are placed into service. Also, an additional $0.5 million in gains will be reclassified as interest income related to interest rate locks.
As of February 28, 2010, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.
All of the instruments are highly liquid, and none are entered into for trading purposes.

NOTE 10 — FAIR VALUE
The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	February 28,	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$250,345	$250,345	$—	$—
Derivative assets	4,041	1,793	2,248	—
Nonqualified benefit plan assets *	53,242	53,242	—	—
Derivative liabilities	5,289	2,153	3,136	—
Nonqualified benefit plan liabilities *	97,922	97,922	—	—

	August 31,
	2009
Cash equivalents	$357,723	$357,723	$—	$—
Derivative assets	11,462	2,948	8,514	—
Nonqualified benefit plan assets *	55,596	55,596	—	—
Derivative liabilities	16,711	8,895	7,876	—
Nonqualified benefit plan liabilities *	96,904	96,904	—	—

*	The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds.
The following table summarizes information regarding the Company’s nonfinancial assets measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	February 28,	Identical Assets	Observable Inputs	Unobservable Inputs	Recognized
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)	Loss
Long-lived assets held for sale	$42,418	$—	$—	$42,418	$26,772
During the second quarter of 2010, the Company recorded an impairment on property, plant and equipment relating to our joist and deck business which was classified as held for sale. The fair value was based on appraised values less costs to sell.
The Company’s long-term debt is predominantly publicly held. The fair value was approximately $1.22 billion at February 28, 2010 and $1.17 billion at August 31, 2009. Fair value was determined by indicated market values.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
See Note 12, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2009 relating to environmental and other matters. There have been no significant changes to the matters noted therein. In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provision has been made in the consolidated financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings (loss) for a particular quarter.

NOTE 12 — BUSINESS SEGMENTS
The Company’s reportable segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.
Prior to December 1, 2009, the Company structured the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication and Distribution, International Mills and International Fabrication and Distribution.
Effective December 1, 2009, the Company implemented a new organizational structure. As a result, the Company now structures the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mills and International Marketing and Distribution. All prior period financial information has been recast to be presented in the new organizational structure.
The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States including the scrap processing facilities which directly support the Company’s domestic steel mills. The Americas Mills segment includes the Company’s domestic steel minimills, its micromill, and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel mills because it has similar economic characteristics. The Americas Fabrication segment consists of the Company’s rebar fabrication operations, fence post manufacturing plants, construction-related and other products facilities. The International Mills segment includes the minimills in Poland and Croatia, recycling operations in Poland and fabrication operations in Europe, which have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from that of the Company’s domestic mills and rebar fabrication operations. International Marketing and Distribution includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, the International Marketing and Distribution segment includes the Company’s two U.S. based trading and distribution divisions, CMC Cometals and CMC Dallas Trading. The international distribution operations consist only of physical transactions and not positions taken for speculation. Corporate contains expenses of the Company’s corporate headquarters, expenses related to its deployment of SAP software, and interest expense relating to its long-term public debt and commercial paper program.
The financial information presented for the Americas Fabrication segment excludes its joist and deck fabrication operations. Additionally, the financial information presented for the International Marketing and Distribution segment excludes its copper, aluminum, and stainless steel import operating division. These operations have been classified as discontinued operations in the consolidated statements of operations. See Note 5, Discontinued Operations, for more detailed information.
The Company uses adjusted operating profit (loss) to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended February 28, 2010
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$263,217	$194,282	$230,544	$107,122	$524,954	$2,324	$—	$1,322,443
Intersegment sales	51,499	120,971	1,744	26,139	4,257	—	(204,610)	—
Net sales	314,716	315,253	232,288	133,261	529,211	2,324	(204,610)	1,322,443
Adjusted operating profit (loss)	(8,971)	(15,536)	(57,317)	(54,396)	11,079	(18,960)	6,108	(137,993)

	Three Months Ended February 28, 2009
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$106,375	$176,252	$395,260	$136,435	$696,457	$(3,319)	$—	$1,507,460
Intersegment sales	32,416	105,038	4,578	12,451	19,326	—	(173,809)	—
Net sales	138,791	281,290	399,838	148,886	715,783	(3,319)	(173,809)	1,507,460
Adjusted operating profit (loss)	(36,178)	73,085	49,677	(35,820)	(37,882)	(21,713)	(6,626)	(15,457)

	Six Months Ended February 28, 2010
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$506,141	$371,472	$490,985	$259,244	$1,090,976	$5,883	$—	$2,724,701
Intersegment sales	98,088	232,974	3,776	57,286	11,321	—	(403,445)	—
Net sales	604,229	604,446	494,761	316,530	1,102,297	5,883	(403,445)	2,724,701
Adjusted operating profit (loss)	(8,877)	(17,155)	(66,233)	(73,488)	31,217	(39,164)	11,070	(162,630)
Goodwill	7,467	95	57,144	2,841	4,000	—	—	71,547
Total assets	272,096	562,741	707,614	641,173	678,873	966,292	(293,941)	3,534,848

	Six Months Ended February 28, 2009
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated

Net sales-unaffiliated customers	$323,050	$412,831	$904,055	$360,961	$1,767,551	$(28,758)	$—	$3,739,690
Intersegment sales	76,191	255,943	8,521	30,982	39,525	—	(411,162)	—
Net sales	399,241	668,774	912,576	391,943	1,807,076	(28,758)	(411,162)	3,739,690
Adjusted operating profit (loss)	(64,131)	191,785	109,511	(56,311)	(38,812)	(42,593)	(16,701)	82,748
Goodwill	7,467	—	58,422	2,115	4,120	—	—	72,124
Total assets	217,946	579,425	1,036,421	479,389	1,057,153	785,277	(471,598)	3,684,013

The following table provides a reconciliation of adjusted operating profit (loss) to earnings (loss) from continuing operations:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2010	2009	2010	2009
Earnings (loss) from continuing operations	$(135,252)	$(38,656)	$(163,930)	$7,562
Income taxes (benefit)	(23,858)	4,445	(40,053)	28,445
Interest expense	20,236	17,762	39,687	43,844
Discounts on sales of accounts receivable	881	992	1,666	2,897

Adjusted operating profit (loss) from continuing operations	$(137,993)	$(15,457)	$(162,630)	$82,748
Adjusted operating profit (loss) from discontinued operations	(62,353)	5,776	(66,508)	32,141

Adjusted operating profit (loss)	$(200,346)	$(9,681)	$(229,138)	$114,889

The following represents the Company’s external net sales from continuing operations by major product and geographic area:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2010	2009	2010	2009
Major product information:
Steel products	$757,906	$1,018,805	$1,616,219	$2,543,954
Industrial materials	170,060	273,724	354,685	612,638
Non-ferrous scrap	160,263	54,537	310,872	188,932
Ferrous scrap	116,651	57,013	216,752	145,677
Construction materials	49,816	73,442	102,317	155,419
Non-ferrous products	45,717	24,666	79,740	77,113
Other	22,030	5,273	44,116	15,957

Net sales	$1,322,443	$1,507,460	$2,724,701	$3,739,690

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2010	2009	2010	2009
Geographic area:
United States	$702,458	$922,235	$1,348,024	$2,250,980
Europe	246,177	266,201	533,628	757,481
Asia	210,219	174,556	477,824	319,725
Australia/New Zealand	114,807	116,896	262,141	307,166
Other	48,782	27,572	103,084	104,338

Net sales	$1,322,443	$1,507,460	$2,724,701	$3,739,690

NOTE 13 — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. The following presents related party transactions:

	Six Months Ended
	February 28,
(in thousands)	2010	2009
Sales	$138,906	$165,011
Purchases	150,314	194,903

	February 28,	August 31,
(in thousands)	2010	2009
Accounts receivable	$36,830	$12,664
Accounts payable	27,516	17,012
NOTE 14 — SUBSEQUENT EVENTS
On March 23, 2010, the Company entered into two interest rate swap transactions (“Swap Transaction”). The Swap Transactions modify all fixed rate interest to floating rate interest on the Company’s 5.625% notes due 2013 and part of its fixed rate interest to floating rate interest on its 7.35% notes due 2018. The Swap Transactions each have an effective date of March 25, 2010. The Swap Transactions with regard to the 5.625% notes and the 7.35% notes have notional amounts of $200 million and $300 million and termination dates of November 15, 2013 and August 15, 2018, respectively. The Company’s cost of borrowing will be the floating LIBOR rate plus 303 basis points with respect to the 5.625% notes’ Swap Transaction and 367 basis points with respect to the 7.35% notes’ Swap Transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended August 31, 2009.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are not different from the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC for the year ended August 31, 2009 and are, therefore, not presented herein.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	February 28,		Decrease	February 28,		Decrease
(in millions)	2010	2009	%	2010	2009	%
Net sales	$1,322.4	$1,507.5	(12%)	$2,724.7	$3,739.7	(27%)
Net earnings (loss) from continuing operations	(135.3)	(38.6)	(251%)	(163.9)	7.6	(2,257%)
Adjusted EBITDA	(124.1)	26.8	(563%)	(110.0)	190.7	(158%)
In the table above, we have included a financial statement measure that was not derived in accordance with accounting principles generally accepted in the United States (“GAAP”). We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our long-term cash incentive performance plan for management and part of a debt compliance test for our revolving credit agreement and our accounts receivable securitization program. Reconciliations to net earnings (loss) from continuing operations are provided below:

	Three Months Ended		Increase	Six Months Ended		Increase
	February 28,		(Decrease)	February 28,		(Decrease)
(in millions)	2010	2009	%	2010	2009	%
Net earnings (loss) from continuing operations	$(135.3)	$(38.6)	(251%)	$(163.9)	$7.6	(2,257%)
Interest expense	20.2	17.7	14%	39.7	43.8	(9%)
Income taxes (benefit)	(23.9)	4.4	(643%)	(40.1)	28.4	(241%)
Depreciation and amortization and impairment charges	40.3	35.4	14%	81.9	74.3	10%

Adjusted EBITDA from continuing operations	$(98.7)	$18.9	(622%)	$(82.4)	$154.1	(153%)
Adjusted EBITDA from discontinued operations	(25.4)	7.9	(422%)	(27.6)	36.6	(175%)

Adjusted EBITDA	$(124.1)	$26.8	(563%)	$(110.0)	$190.7	(158%)
Our adjusted EBITDA does not include interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation, amortization and impairment charges are also necessary elements of our costs. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings (loss) determined under GAAP, as well as adjusted EBITDA, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.

The following events and performances had a significant impact during our second quarter ended February 28, 2010:
•	In response to price declines, demand destruction, and a global liquidity and credit crisis, we recorded the following consolidated expenses in continuing operations during the second quarter: job loss reserves of $57.4 million, lower of cost or market inventory adjustments of $18.5 million, severance costs of $7.7 million and bad debt expense of $3.4 million.

•	During the second quarter of 2010, we decided to exit the joist and deck business and incurred after-tax closing costs and operating losses of $38.1 million. The joist and deck business previously included in the Americas Fabrication segment is presented as a discontinued operation.

•	We recorded pre-tax LIFO expense of $7.4 million (after tax of $0.04 per share) for the second quarter of 2010 compared to the quarterly record of pre-tax LIFO income of $124.2 million (after tax of $0.72 per diluted share) for the second quarter of 2009.

•	Net sales of the Americas Recycling segment increased $175.9 million and adjusted operating loss decreased $27.2 million during the second quarter of 2010 compared to the prior year’s second quarter primarily due to margin expansion from increases in price and volume.

•	Net sales of the Americas Mills segment increased 12% from the prior year’s second quarter but showed a decrease in adjusted operating results of $88.6 million from the prior year’s second quarter primarily due to an increase in ferrous scrap prices leading to metal margin compression and LIFO expense.

•	Our Americas Fabrication segment showed a 42% decrease in sales and a $107.0 million decrease in adjusted operating results due to the continued decline in market demand and average selling prices.

•	Our International Mills segment showed a 10% decline in net sales and an $18.6 million increase in adjusted operating loss from the combination of higher ferrous scrap prices and intense competition driving down the average selling price for finished goods.

•	Our International Marketing and Distribution segment showed a 26% decline in net sales but a $49.0 million increase in adjusted operating results due to margin expansion from this segments global and product diversity which allowed it to conduct business in markets rebounding from the global recession. In addition, losses from customer contractual noncompliance in the prior year did not repeat.
SEGMENT OPERATING DATA
Unless otherwise indicated, all dollar amounts below are calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for making operating decisions. See Note 12, Business Segments, to the consolidated financial statements.
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) before income taxes and financing costs. Adjusted operating profit (loss) is equal to earnings (loss) before income taxes for Americas Mills and Americas Fabrication segments because these segments require minimal outside financing. The following tables show net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2010	2009	2010	2009
Net sales:
Americas Recycling	$314,716	$138,791	$604,229	$399,241
Americas Mills	315,253	281,290	604,446	668,774
Americas Fabrication	232,288	399,838	494,761	912,576
International Mills	133,261	148,886	316,530	391,943
International Marketing and Distribution	529,211	715,783	1,102,297	1,807,076
Corporate	2,324	(3,319)	5,883	(28,758)
Eliminations	(204,610)	(173,809)	(403,445)	(411,162)

	$1,322,443	$1,507,460	$2,724,701	$3,739,690

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2010	2009	2010	2009
Adjusted operating profit (loss):
Americas Recycling	$(8,971)	$(36,178)	$(8,877)	$(64,131)
Americas Mills	(15,536)	73,085	(17,155)	191,785
Americas Fabrication	(57,317)	49,677	(66,233)	109,511
International Mills	(54,396)	(35,820)	(73,488)	(56,311)
International Marketing and Distribution	11,079	(37,882)	31,217	(38,812)
Corporate	(18,960)	(21,713)	(39,164)	(42,593)
Eliminations	6,108	(6,626)	11,070	(16,701)
Discontinued Operations	(62,353)	5,776	(66,508)	32,141
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

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2010	2009	2010	2009
Americas Recycling	$(8,983)	$8,569	$(8,452)	$33,298
Americas Mills	(11,606)	52,553	(15,140)	127,812
Americas Fabrication	(5,659)	32,665	5,647	55,982
International Marketing and Distribution	21,209	(553)	25,859	(27,824)
Discontinued Operations	(2,410)	30,950	1,906	48,530

Consolidated pre-tax LIFO income (expense)	$(7,449)	$124,184	$9,820	$237,798

Americas Recycling During the second quarter of 2010, ferrous and nonferrous scrap prices reached their highest levels in six quarters. Scrap prices were driven from supply rather than strong demand due to lower manufacturing and demolition activity and unusually extreme weather. Adjusted operating loss for the second quarter of 2010 decreased due to improved margins from both prices and volumes and cost containment efforts. Non-ferrous margins gained predominately due to price increases while ferrous scrap margin improvement was split between price and volume. As a result of price increases, this segment recorded a decrease in LIFO of $17.6 million from LIFO income to LIFO expense for the second quarter of 2010 as compared to the same period in the prior year. We exported 9% of our ferrous tonnage and 41% of our nonferrous tonnage during the quarter.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended				Six Months Ended
	February 28,		Increase		February 28,		Increase
	2010	2009	Amount	%	2010	2009	Amount	%
Average ferrous sales price	$257	$162	$95	59%	$236	$189	$47	25%
Average nonferrous sales price	$2,628	$1,294	$1,334	103%	$2,493	$1,873	$620	33%
Ferrous tons shipped	506	435	71	16%	1,031	933	98	11%
Nonferrous tons shipped	55	38	17	45%	114	97	17	18%
Total volume processed and shipped	562	476	86	18%	1,150	1,039	111	11%
Americas Mills We include our five domestic steel mills and our copper tube minimill in our Americas Mills segment.
Within the segment, the steel mills adjusted operating loss was $16.1 million for the second quarter of 2010 compared to adjusted operating profit of $71.1 million from the prior year’s second quarter. Quarterly adjusted operating results were impacted by high ferrous prices that pressured metal margins, lower sales prices and a reduction in LIFO of $49.4 million from LIFO income to LIFO expense from the second quarter of 2009. The decline in average selling prices resulted from an unfavorable product mix that included an increase in billets of 68 thousand tons to 101 thousand tons in the second quarter of 2010. Billets accounted for over half of the increase in volumes and allowed our melt shops to run at a 72% utilization rate. Our rolling mills ran at 58% of capacity, an increase from the 54% in the first quarter of 2010. Our micromill in Arizona continued to perform to expectations as it is in the start-up phase of operations. During the second quarter of 2010, we melted 34 thousand tons, rolled 32 thousand tons and shipped 27 thousand tons.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended				Six Months Ended
	February 28,		Increase (Decrease)		February 28,		Increase (Decrease)
	2010	2009	Amount	%	2010	2009	Amount	%
Average mill selling price (finished goods)	$580	$676	$(96)	(14%)	$573	$753	$(180)	(24%)
Average mill selling price (total sales)	540	656	(116)	(18%)	529	729	(200)	(27%)
Average cost of ferrous scrap consumed	277	206	71	34%	271	277	(6)	(2%)
Average FIFO metal margin	263	450	(187)	(42%)	258	452	(194)	(43%)
Average ferrous scrap purchase price	251	167	84	50%	233	216	17	8%
The table below reflects our domestic steel mills’ operating statistics (short tons in thousands):

	Three Months Ended				Six Months Ended
	February 28,		Increase		February 28,		Increase
	2010	2009	Amount	%	2010	2009	Amount	%
Tons melted	486	336	150	45%	965	734	231	31%
Tons rolled	399	318	81	25%	754	684	70	10%
Tons shipped	521	391	130	33%	1,019	823	196	24%
Our copper tube minimill’s adjusted operating profit for the second quarter of 2010 decreased $1.4 million to $0.6 million compared to the second quarter of 2009 primarily due to a decrease in LIFO of $14.7 million from LIFO income to LIFO expense which was almost offset by expanding copper metal margins over the prior year’s second quarter.
The table below reflects our copper tube minimill’s prices per pound and operating statistics:

	Three Months Ended				Six Months Ended
	February 28,		Increase (Decrease)		February 28,		Decrease
(pounds in millions)	2010	2009	Amount	%	2010	2009	Amount	%
Pounds shipped	9.7	10.4	(0.7)	(7%)	19.6	21.2	(1.6)	(8%)
Pounds produced	10.3	9.5	0.8	8%	19.0	19.5	(0.5)	(3%)
Americas Fabrication During the second quarter of 2010, net sales and adjusted operating results decreased due to lower steel demand, increased competition and unusually extreme weather. Additionally, margin compression associated with contractual backlog in a period of rising prices resulted in this segment recording contract loss reserves of $24.0 million in the second quarter of 2010. Results were also negatively impacted from a decline in LIFO of $38.3 million from LIFO income in the second quarter of 2009 to LIFO expense in the second quarter of 2010. Rebar, structural, post and construction services incurred losses as the underlying issues have remained constant from the prior year, including an ineffective stimulus for construction, lack of financial liquidity for customers, high unemployment and building vacancy and overall state budget constraints. The composite average fabrication selling price was $727 per ton, a decline of $412 per ton from the second quarter of 2009.
The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended				Six Months Ended
	February 28,		Decrease		February 28,		Decrease
Average selling price*	2010	2009	Amount	%	2010	2009	Amount	%
Rebar	$667	$1,059	$(392)	(37%)	$714	$1,090	$(376)	(34%)
Structural	1,861	3,294	(1,433)	(44%)	1,843	3,354	(1,511)	(45%)
Post	868	984	(116)	(12%)	869	1,052	(183)	(17%)

*	Excludes stock and buyout sales.

	Three Months Ended				Six Months Ended
	February 28,		Increase (Decrease)		February 28,		Increase (Decrease)
Tons shipped (in thousands)	2010	2009	Amount	%	2010	2009	Amount	%
Rebar	165	241	(76)	(32%)	361	530	(169)	(32%)
Structural	11	18	(7)	(39%)	23	45	(22)	(49%)
Post	22	14	8	57%	42	26	16	62%

International Mills Weak international steel markets, low prices and metal margin compression resulted in a decrease in net sales and an increase in adjusted operating loss for this segment as compared to the same period in the prior year. CMC Zawiercie (“CMCZ”) had an adjusted operating loss of $38.4 million during the second quarter of 2010 compared to an adjusted operating loss of $22.7 million during the second quarter 2009. The increase in adjusted operating loss primarily resulted from lower metal margins failing to absorb production costs and reserves on contracted backlog totaling $20.5 million. Metal margins were compressed as ferrous scrap prices were driven by global demand while average selling prices declined as the local market remained intensely competitive. Shipments included 59 thousand tons of billets compared to 9 thousand tons of billets in the prior year’s second quarter.
The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

	Three Months Ended							Six Months Ended
	February 28,				Increase (Decrease)			February 28,				Increase (Decrease)
	2010		2009		Amount		%	2010		2009		Amount		%
Tons melted	293		244		49		20%	692		533		159		30%
Tons rolled	236		226		10		4%	502		463		39		8%
Tons shipped	282		237		45		19%	637		532		105		20%
Average mill selling price (total sales)	1,186	PLN	1,471	PLN	(285)	PLN	(19%)	1,205	PLN	1,606	PLN	(401)	PLN	(25%)
Average ferrous scrap production cost	778	PLN	842	PLN	(64)	PLN	(8%)	782	PLN	900	PLN	(118)	PLN	(13%)
Average metal margin	408	PLN	629	PLN	(221)	PLN	(35%)	423	PLN	706	PLN	(283)	PLN	(40%)
Average ferrous scrap purchase price	638	PLN	656	PLN	(18)	PLN	(3%)	635	PLN	672	PLN	(37)	PLN	(6%)
Average mill selling price (total sales)	$413		$457		$(44)		(10%)	$423		$582		$(159)		(27%)
Average ferrous scrap production cost	$271		$258		$13		5%	$274		$305		$(31)		(10%)
Average metal margin	$142		$199		$(57)		(29%)	$149		$277		$(128)		(46%)
Average ferrous scrap purchase price	$222		$201		$21		10%	$223		$234		$(11)		(5%)

PLN	— Polish zlotys
CMC Sisak (“CMCS”) reported an adjusting operating loss of $16.0 million for the second quarter of 2010 as compared to an adjusted operating loss of $13.1 million in the second quarter of 2009 primarily due to the decline in average sales prices of 37% while volumes remained consistent with the second quarter of 2009. CMCS has taken aggressive cost containment efforts to position the business to take advantage of the improved melt shop when our capital expenditure program is completed in the third quarter of 2010. CMCS produced 14 thousand tons and sold 16 thousand tons during the second quarter as compared to 13 thousand tons produced and 15 thousand tons sold during the prior year’s second quarter.
Our fabrication operations in Poland and Germany had an adjusted operation loss of $4.7 million during the second quarter of 2010, a decrease in adjusted operating loss of $6.8 million from the second quarter of 2009. These results are included in the overall results of CMCZ discussed above.
International Marketing and Distribution Although this segment showed a decrease in sales it reported an increase in adjusted operating profit as our international geographic and product diversity allowed us to participate in markets rebounding from the global recession. Additionally, our results were positively impacted by an increase in LIFO income of $21.8 million in the second quarter of 2010 as compared to 2009. Our combined operations in Australia as well as our Asian and European operations were profitable during the second quarter of 2010. Our global trading business continued to have positive results including the commissioning of an alloy hardening and briquetting operation in South Carolina during the quarter.
Corporate Our corporate expenses decreased $2.8 million and $3.4 million for the three and six months ended February 28, 2010 compared to the same periods from the prior year primarily due to fewer costs associated with global installation of SAP software.
Discontinued Operations Adjusted operating loss for our divisions classified as discontinued operations was $62.4 million for the second quarter of 2010 as compared to an adjusted operating profit of $5.8 million for the second quarter of 2009. During the second quarter of 2010, we decided to exit the joist and deck business which resulted in a $26.8 million impairment of fixed assets, $4.5 million impairment of intangible assets, $6.7 million of severance costs and $7.4 million of inventory valuation adjustments. The results for the three and six months ended February 28, 2009 include our joist and deck business in addition to one of our U.S. trading divisions which was winding down operations and was dissolved as of August 31, 2009. Additionally, adjusted operating loss was impacted by LIFO expense during the second quarter of 2010 of $2.4 million as compared to LIFO income of $31.0 million during the second quarter of 2009.
Consolidated Data On a consolidated basis, the LIFO method of inventory valuation increased our net loss on a pre-tax basis by $7.4 million (after tax of $0.04 per diluted share) for the second quarter of 2010 as compared to decreasing net loss on a pre-tax basis by $124.2 million (after tax of $0.72 per diluted share) for last year’s second quarter. The LIFO method of inventory valuation decreased our net loss on a pre-tax basis by $9.8 million (after tax of $0.06 per diluted share) for the six months ended February 28, 2010 as compared to increasing our net earnings on a pre-tax basis by $237.8 million (after tax of $1.36 per diluted share) for the same period in the prior year. Our overall selling, general and administrative expenses decreased by $3.1 million and $8.9 million for the three and six months ended February 28, 2010, as compared to the same periods last year, primarily from our cost containment initiative and fewer costs associated with the global installation of SAP software offset by an increase in severance costs associated with reductions in workforce.
During the three months ended February 28, 2010, our interest expense increased by $2.5 million over the same period of the prior year as the second quarter of 2009 included a reduction in interest expense related to the reversal of reserves for unrecognized tax benefits. For the six months ended February 28, 2010, interest expense decreased $4.2 million over the same period in the prior year primarily from a reduction in the use of discounted letters of credit.
For the three and six months ended February 28, 2010, our effective tax rate for continuing operations was 15.0% and 19.6%, respectively. The tax benefit in the second quarter includes a valuation allowance of $23.8 million (an offsetting tax expense). This allowance was recorded against a deferred tax asset originally booked for the tax benefit of net operating carry forwards of our Croatian subsidiary. However, due to the uncertainty of realization during the limited carry forward period, this has been reversed. Excluding this charge, the effective tax rate from continuing operations for the second quarter of 2010 was 30.0%, lower than the statutory rate due to losses in low tax rate jurisdictions, primarily Poland. Our effective rate for the three and six months ended February 28, 2009 was (13.0%) and 79.0%, respectively, which varies significantly from our statutory rate due to lower tax rate jurisdictions (predominately international) incurring losses, higher rate jurisdictions generating income and the effect of permanent differences having a greater impact at lower levels of pre-tax income.
For the three and six months ended February 28, 2010, our effective tax rate for discontinued operations was 38.9% which is consistent with the same periods in the prior year.
OUTLOOK
We anticipate our fiscal third quarter results to benefit substantially from a seasonal increase in demand in the nonresidential construction markets. The private sector of the nonresidential markets remains weak; however, there is some improvement in the public sector. We anticipate the public sector of the nonresidential markets to improve further in the second half of calendar 2010 as projects funded by government stimulus are awarded.
Early results in our third quarter are likely to be impacted negatively by rapidly rising scrap prices causing a margin squeeze at our mills and fabrication operations. These rising prices should benefit our recycling operations. By the end of the third quarter, we expect our mills to recover due to a combination of improving shipments, higher prices, higher capacity utilization and an improvement in metal margins. We estimate mill utilization rates in the third quarter to be approximately 67%.
We expect inventory levels in the supply chain to remain relatively low and anticipate finished goods prices (rebar and merchant) to continue to increase as seasonal restocking occurs. Demand in China and most of Asia has strengthened after the Chinese New Year and we anticipate the trend of rising raw material and steel prices to continue for the next several months. We anticipate this will be beneficial to our marketing and distribution operations.
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
Our sources, facilities and availability of liquidity and capital resources as of February 28, 2010 (in thousands):

	Total
Source	Facility		Availability
Cash and cash equivalents	$297,153		$	N/A
Commercial paper program*	400,000			362,000
Domestic accounts receivable securitization	100,000			100,000
International accounts receivable sales facilities	188,172			51,629
Bank credit facilities — uncommitted	961,221			817,061
Notes due from 2013 to 2018	1,100,000			*	*
CMCZ term note	89,776			—
CMCS term facility	54,500			34,025
Trade financing arrangements	*	*	As required
Equipment notes	9,759			—

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $38.0 million of commercial paper outstanding as of February 28, 2010.

**	With our investment grade credit ratings, we believe we have access to additional financing and refinancing, if needed.

We utilize uncommitted credit facilities to meet short-term working capital needs. Our uncommitted credit facilities primarily support import letters of credit (including accounts payable settled under bankers’ acceptances), foreign exchange transactions and short term advances.
Our 5.625% $200 million notes due November 2013, 6.50% $400 million notes due July 2017 and our 7.35% $500 million notes due August 2018 require only interest payments until maturity. Our CMCZ notes require interest and principal payments and our CMCS facility require interest and principal payments beginning in 2011. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months and we believe we will be able to get additional financing or refinance these notes when they mature.
Certain of our financing agreements include various financial covenants. We amended the existing revolving credit facility and accounts receivable securitization agreement to modify the covenant structure which eliminated compliance with the minimum interest coverage ratio for the second quarter of 2010. The new agreement requires us to maintain a minimum interest coverage ratio of not less than 2.50 to 1.00 for the three month period ending May 31, 2010, six month cumulative period ending August 31, 2010, nine month cumulative period ending November 30, 2010, twelve month cumulative period ending February 28, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. The agreement also requires us to maintain liquidity of at least $300 million (cash, short-term investments, and accounts receivable securitization capacity combined) through May 31, 2010. The agreement did not change the existing debt to capitalization ratio covenant which requires us to maintain a ratio not greater than 0.60 to 1.00. At February 28, 2010, the Company’s debt to capitalization ratio was 0.52. Current market conditions, including volatility of metal prices, LIFO adjustments, mark to market adjustments on inventories, reserves for future job losses, the level of allowance for doubtful accounts, the amount of interest capitalized on capital projects and the proceeds received upon sale of our joist and deck operations could impact our ability to meet the interest coverage ratio for the third quarter of fiscal 2010. The revolving credit facility and accounts receivable securitization are used as alternative sources of liquidity. Our public debt does not contain these covenants.
The CMCZ term note contains certain financial covenants. The agreement requires a debt to equity ratio of not greater than 0.80 to 1.00 and tangible net worth to exceed PLN 600 million ($207 million). At February 28, 2010, CMCZ’s debt to equity ratio was 77% and its tangible net worth was PLN 637 million ($220 million). Additionally, the agreement has ratios for a parent guarantee. At February 28, 2010, CMCZ was not in compliance with the parent guarantee covenants which resulted in a guarantee by Commercial Metals Company becoming effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenants for two consecutive quarters.
We regularly maintain a substantial amount of accounts receivable. Recent economic conditions and a continued recession have had negative effects on the liquidity of our customers which has resulted in higher defaults on accounts receivable and additional bad debt expense. We actively monitor our accounts receivable and record allowances as soon as we believe they are uncollectible based on current market conditions and customers’ financial condition. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate the amount of credit insured receivables (and those covered by export letters of credit) was approximately 66% of total receivables at February 28, 2010.
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
During the six months ended February 28, 2010, we generated $13.5 million of net cash flows from operating activities as compared to $289.1 million in the first six months of 2009 primarily from a decrease in net earnings and fluctuations in working capital. Significant fluctuations in working capital were as follows:
•	Decreased accounts receivable — decreased sales and prices during the first six months of 2010;

•	Increase in inventory — more cash was used in the first six months of 2010 as inventory balances were significantly reduced at the end of fiscal 2009 to meet current demand; and

•	Increased accounts payable— less cash was used in the first six months of 2010 as current liabilities had been reduced at the end of fiscal 2009 due to low volume from the global recession.
During the six months ended February 28, 2010, we used $116.5 million of net cash flows from investing activities as compared to $205.7 million during the six months ended February 28, 2009. We invested $87.3 million in property, plant and equipment during 2010, a decrease of $122.3 million over 2009. This was offset by a use of cash for deposit for letters of credit of $27.2 million.
We expect our total capital budget for 2010 to be approximately $140 million, including $26 million for the melt shop upgrade at CMCS, $23 million for the flexible rolling mill at CMCZ, $20 million for the construction of the micromill in Arizona, and $24 million for safety, environmental and required maintenance. We continuously assess our capital spending and reevaluate our requirements based upon current and expected results.
During the six months ended February 28, 2010, we used $5.2 million of net cash flows from financing activities as compared to $181.1 million during the six months ended February 28, 2009. The decrease in cash used was primarily due to net borrowings on short-term and long-term debt of $89.5 million in the first six months of 2010 as compared to net repayments of $123.4 million for the same period in 2009. This was offset by decreased documentary letters of credit which resulted in a change in the use of cash of $64.8 million as compared to the first six months of 2009. During the first six months of 2010, we made no purchases of our common stock as part of our stock repurchase program compared to using $18.5 million in the same period of last year.
Our contractual obligations for the next twelve months of $931 million are typically expenditures with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of February 28, 2010 (in thousands):

	Payments Due By Period*
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Long-term debt(1)	$1,220,010	$32,534	$70,753	$216,654	$900,069
Notes payable	84,218	84,218	—	—	—
Interest(2)	595,361	79,406	155,134	140,600	220,221
Operating leases(3)	162,700	40,098	60,288	33,601	28,713
Purchase obligations(4)	860,810	695,168	98,204	54,518	12,920

Total contractual cash obligations	$2,923,099	$931,424	$384,379	$445,373	$1,161,923

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the February 28, 2010 consolidated balance sheet. See Note 6, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of February 28, 2010.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real estate leases in effect as of February 28, 2010.

(4)	Approximately 79% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 28, 2010, we had committed $30.3 million under these arrangements, of which $27.2 million is cash collateralized. All of the commitments expire within one year.
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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings (loss), economic conditions, credit availability, product pricing and demand, currency valuation, production rates, energy expense, interest rates, inventory levels, acquisitions, construction and operation of new facilities and general market conditions. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
•	absence of global economic recovery or possible recession relapse;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	customer non-compliance with contracts;

•	construction activity;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	ability to integrate acquisitions into operations;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	unsuccessful implementation of new technology;

•	inability to sell operations or assets at fair values;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	execution of cost minimization strategies;

•	actual costs associated with exiting the joist and deck business;

•	ability to retain key executives;

•	court decisions;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	scrap metal, energy, insurance and supply prices;

•	severe weather, especially in Poland; and

•	the pace of overall economic activity, particularly China.

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
ITEM 4. CONTROLS AND PROCEDURES
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods, including controls and disclosures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective.
No change to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended August 31, 2009.
ITEM 1A. RISK FACTORS
Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Total
				Number of	Maximum
				Shares	Number of
				Purchased	Shares that
				As Part of	May Yet Be
	Total		Average	Publicly	Purchased
	Number of		Price Paid	Announced Plans	Under the
	Shares Purchased		Per Share	or Programs	Plans or Programs
As of December 1, 2009					8,259,647	(1)
December 1 - December 30, 2009	39,029	(2)	$16.25	—	8,259,647	(1)
January 1 - January 31, 2010	10,881	(2)	$15.74	—	8,259,647	(1)
February 1 - February 28, 2010	—		—	—	8,259,647	(1)
As of February 28, 2010	49,910	(2)	$16.14	—	8,259,647	(1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced October 21, 2008.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. OTHER INFORMATION
At the Company’s annual meeting of stockholders held January 28, 2010, the three nominees named in the Proxy Statement dated December 18, 2009, were elected to serve as directors until the 2013 annual meeting. There was no solicitation in opposition to the nominees for directors. The proposals to adopt the new 2010 Employee Stock Purchase Plan, to amend the 2006 Long-Term Equity Incentive Plan, to amend the 1999 Non-Employee Director Stock Plan and to ratify the appointment of Deloitte & Touche LLP as independent auditors of the registrant for the fiscal year ending August 31, 2010 were each approved.
Of the 112,756,203 shares outstanding on the record date, 102,884,190 were present in person or by proxy constituting approximately 91.24% of the total shares entitled to vote. Information as to the vote on each director standing for election, all matters voted on at the meeting and directors continuing in office are provided below:
Proposal 1 — Election of Directors.

Nominee	For	Withheld	Broker Non-Votes
Rhys J. Best	86,805,651	2,273,833	13,804,706
Richard B. Kelson	86,779,622	2,299,862	13,804,706
Murray R. McClean	85,614,968	3,464,516	13,804,706

Directors continuing in office are:
Harold L. Adams
Robert L. Guido
Anthony A. Massaro
Robert D. Neary
Dorothy G. Owen
J. David Smith
Robert R. Womack
Proposal 2 — Adoption of the 2010 Employee Stock Purchase Plan.

For	Against	Abstain	Broker Non-Votes
80,759,310	8,037,807	282,367	13,804,706
Proposal 3 — Amendment to the 2006 Long-Term Equity Incentive Plan.

For	Against	Abstain	Broker Non-Votes
65,883,843	22,831,906	363,735	13,804,706
Proposal 4 — Amendment to the 1999 Non-Employee Director Stock Plan.

For	Against	Abstain	Broker Non-Votes
51,171,163	37,332,915	575,406	13,804,706
Proposal 5 — Ratification of appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending August 31, 2010.

For	Against	Abstain
99,103,934	3,573,438	206,818
ITEM 5. EXHIBITS
Exhibits required by Item 601 of Regulation S-K:

10.1	Second Amended and Restated Credit Agreement, dated November 24, 2009, by and among Commercial Metals Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders from time to time party thereto, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo HSBC Trade Bank, as Co-Syndication Agents, and Banc of America Securities LLC, BNP Paribas Securities Corp., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed December 1, 2009 and incorporated herein by reference).

10.2	Amendment to Second Amended and Restated Receivables Purchase Agreement, dated November 25, 2009, by and among, CMC Receivables, Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed December 1, 2009 and incorporated herein by reference).

10.3	Third Amendment to Employment Agreement of Murray R. McClean, dated December 31, 2009 (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended November 30, 2009 and incorporated herein by reference).

10.4	Amendment Number One to the Commercial Metals Company 2006 Cash Incentive Plan (filed herewith).

10.5	Commercial Metals Company 2010 Employee Stock Purchase Plan (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed January 28, 2010 and incorporated herein by reference).

10.6	Amendment Number One to the Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed January 28, 2010 and incorporated herein by reference).

10.7	Amendment Number One to the Commercial Metals Company Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed January 28, 2010 and incorporated herein by reference).

10.8	First Amendment to Second Amended and Restated Credit Agreement dated February 26, 2010, by and among Commercial Metals Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders from time to time party thereto, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo HSBC Trade Bank, as Co-Syndication Agents, and Banc of America Securities LLC, BNP Paribas Securities Corp., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed February 26, 2010 and incorporated herein by reference).

10.9	Amendment to Second Amended and Restated Receivables Purchase Agreement dated February 26, 2010, by and among, CMC Receivables, Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed February 26, 2010 and incorporated herein by reference).

10.10	Commercial Paper Dealer Agreement, dated October 7, 2009, between Commercial Metals Company and Banc of America Securities, LLC (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 2, 2010 and incorporated herein by reference).

10.11	Commercial Paper Dealer Agreement, dated October 7, 2009, between Commercial Metals Company and Goldman, Sachs & Co. (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed March 2, 2010 and incorporated herein by reference).

10.12	ISDA® International Swap Dealers Association, Inc. Master Agreement, dated as of April 4, 2002, between Commercial Metals Company and Goldman Sachs Capital Markets, L.P. (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10.13	Schedule to the Master Agreement, dated as of April 4, 2002, between Goldman Sachs Capital Markets, L.P. and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10.14	General Guarantee Agreement, dated December 1, 2008 from The Goldman Sachs Group, Inc. (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

31.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY
/s/ William B. Larson
April 8, 2010	William B. Larson
Senior Vice President & Chief Financial Officer

/s/ Leon K. Rusch
April 8, 2010	Leon K. Rusch
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Second Amended and Restated Credit Agreement, dated November 24, 2009, by and among Commercial Metals Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders from time to time party thereto, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo HSBC Trade Bank, as Co-Syndication Agents, and Banc of America Securities LLC, BNP Paribas Securities Corp., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed December 1, 2009 and incorporated herein by reference).

10.2	Amendment to Second Amended and Restated Receivables Purchase Agreement, dated November 25, 2009, by and among, CMC Receivables, Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed December 1, 2009 and incorporated herein by reference).

10.3	Third Amendment to Employment Agreement of Murray R. McClean, dated December 31, 2009 (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended November 30, 2009 and incorporated herein by reference).

10.4	Amendment Number One to the Commercial Metals Company 2006 Cash Incentive Plan (filed herewith).

10.5	Commercial Metals Company 2010 Employee Stock Purchase Plan (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed January 28, 2010 and incorporated herein by reference).

10.6	Amendment Number One to the Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed January 28, 2010 and incorporated herein by reference).

10.7	Amendment Number One to the Commercial Metals Company Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed January 28, 2010 and incorporated herein by reference).

10.8	First Amendment to Second Amended and Restated Credit Agreement dated February 26, 2010, by and among Commercial Metals Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders from time to time party thereto, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo HSBC Trade Bank, as Co-Syndication Agents, and Banc of America Securities LLC, BNP Paribas Securities Corp., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed February 26, 2010 and incorporated herein by reference).

10.9	Amendment to Second Amended and Restated Receivables Purchase Agreement dated February 26, 2010, by and among, CMC Receivables, Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed February 26, 2010 and incorporated herein by reference).

10.10	Commercial Paper Dealer Agreement, dated October 7, 2009, between Commercial Metals Company and Banc of America Securities, LLC (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 2, 2010 and incorporated herein by reference).

10.11	Commercial Paper Dealer Agreement, dated October 7, 2009, between Commercial Metals Company and Goldman, Sachs & Co. (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed March 2, 2010 and incorporated herein by reference).

10.12	ISDA® International Swap Dealers Association, Inc. Master Agreement, dated as of April 4, 2002, between Commercial Metals Company and Goldman Sachs Capital Markets, L.P. (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10.13	Schedule to the Master Agreement, dated as of April 4, 2002, between Goldman Sachs Capital Markets, L.P. and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.14	General Guarantee Agreement, dated December 1, 2008 from The Goldman Sachs Group, Inc. (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

31.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).