Form 10-Q
period 2010-05-31
COMMERCIAL METALS CO
filed 2010-07-09
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
Commission File Number 1-4304
COMMERCIAL METALS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	75-0725338

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
6565 N. MacArthur Blvd.
Irving, Texas 75039
(Address of principal executive offices)(Zip Code)
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
Yes ☐       No ☑
As of July 6, 2010 there were 114,305,664 shares of the Company’s common stock issued and outstanding excluding 14,755,000 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	May 31,	August 31,
(in thousands, except share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$289,630	$405,603
Accounts receivable (less allowance for collection losses of $35,741 and $42,134)	791,487	731,282
Inventories	652,992	678,541
Other	293,591	182,126

Total current assets	2,027,700	1,997,552
Property, plant and equipment:
Land	98,977	87,530
Buildings and improvements	503,663	502,031
Equipment	1,598,635	1,395,104
Construction in process	106,379	380,185

	2,307,654	2,364,850
Less accumulated depreciation and amortization	(1,054,562)	(1,013,461)

	1,253,092	1,351,389
Goodwill	71,053	74,236
Other assets	212,655	264,379

Total assets	$3,564,500	$3,687,556

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$507,196	$344,355
Accounts payable-documentary letters of credit	76,326	109,210
Accrued expenses and other payables	333,701	327,212
Notes payable	53,126	1,759
Commercial paper	10,000	—
Current maturities of long-term debt	28,634	32,802

Total current liabilities	1,008,983	815,338
Deferred income taxes	46,298	44,564
Other long-term liabilities	106,339	113,850
Long-term debt	1,175,834	1,181,740

Total liabilities	2,337,454	2,155,492
CMC stockholders’ equity:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 114,291,265 and 112,573,433 shares	1,290	1,290
Additional paid-in capital	365,552	380,737
Accumulated other comprehensive income (loss)	(36,101)	34,257
Retained earnings	1,184,087	1,438,205

	1,514,828	1,854,489
Less treasury stock 14,769,399 and 16,487,231 shares at cost	(290,462)	(324,796)

Stockholders’ equity attributable to CMC	1,224,366	1,529,693
Stockholders’ equity attributable to noncontrolling interests	2,680	2,371

Total equity	1,227,046	1,532,064

Total liabilities and stockholders’ equity	$3,564,500	$3,687,556

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except share data)	2010	2009	2010	2009
Net sales	$1,765,154	$1,258,237	$4,489,855	$4,997,927
Costs and expenses:
Cost of goods sold	1,645,250	1,078,854	4,253,574	4,449,146
Selling, general and administrative expenses	108,509	161,882	389,182	451,429
Interest expense	18,184	18,433	57,871	62,277

	1,771,943	1,259,169	4,700,627	4,962,852
Earnings (loss) from continuing operations before taxes	(6,789)	(932)	(210,772)	35,075
Income taxes (benefit)	3,952	13,368	(36,101)	41,813

Loss from continuing operations	(10,741)	(14,300)	(174,671)	(6,738)
Earnings (loss) from discontinued operations before taxes	4,001	1,065	(62,513)	32,636
Income taxes (benefit)	1,723	212	(24,117)	12,763

Earnings (loss) from discontinued operations	2,278	853	(38,396)	19,873

Net earnings (loss)	$(8,463)	$(13,447)	$(213,067)	$13,135
Less net earnings (loss) attributable to noncontrolling interests	363	(370)	278	(487)

Net earnings (loss) attributable to CMC	$(8,826)	$(13,077)	$(213,345)	$13,622

Basic earnings (loss) per share attributable to CMC:
Loss from continuing operations	$(0.10)	$(0.13)	$(1.54)	$(0.06)
Earnings (loss) from discontinued operations	0.02	0.01	(0.34)	0.18

Net earnings (loss)	$(0.08)	$(0.12)	$(1.88)	$0.12
Diluted earnings (loss) per share attributable to CMC:
Loss from continuing operations	$(0.10)	$(0.13)	$(1.54)	$(0.06)
Earnings (loss) from discontinued operations	0.02	0.01	(0.34)	0.18

Net earnings (loss)	$(0.08)	$(0.12)	$(1.88)	$0.12
Cash dividends per share	$0.12	$0.12	$0.36	$0.36

Average basic shares outstanding	114,067,149	112,191,349	113,279,301	112,398,000

Average diluted shares outstanding	114,067,149	112,191,349	113,279,301	112,398,000

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	May 31,
(in thousands)	2010	2009
Cash flows from (used by) operating activities:
Net earnings (loss)	$(213,067)	$13,135
Adjustments to reconcile net earnings (loss) to cash from (used by) operating activities:
Depreciation and amortization	128,393	116,045
Provision for losses (recoveries) on receivables	(1,831)	33,615
Share-based compensation	5,590	12,369
Net (gain) loss on sale of assets and other	(529)	388
Write-down of inventory	44,680	110,411
Contract losses (gains)	71,887	(14,645)
Asset impairment	32,613	5,051
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	(107,275)	677,602
Accounts receivable sold (repurchased), net	29,322	(107,978)
Decrease (increase) in inventories	(41,880)	473,423
Decrease in other assets	10,647	64,683
Increase (decrease) in accounts payable, accrued expenses, other payables and income taxes	137,554	(701,934)
Decrease in deferred income taxes	(72,304)	(4,099)
Decrease in other long-term liabilities	(6,305)	(9,242)

Net cash flows from operating activities	17,495	668,824
Cash flows from (used by) investing activities:
Capital expenditures	(109,464)	(290,318)
Proceeds from the sale of property, plant and equipment and other	5,287	2,292
Acquisitions, net of cash acquired	(2,448)	(906)
Increase in deposit for letters of credit	(27,238)	—

Net cash used by investing activities	(133,863)	(288,932)
Cash flows from (used by) financing activities:
Decrease in documentary letters of credit	(32,884)	(2,491)
Short-term borrowings, net change	61,317	(25,611)
Repayments on long-term debt	(19,914)	(102,804)
Proceeds from issuance of long-term debt	22,437	36,365
Stock issued under incentive and purchase plans	10,355	1,095
Treasury stock acquired	—	(18,514)
Cash dividends	(40,773)	(40,636)
Tax benefits from stock plans	3,204	1,472

Net cash from (used by) financing activities	3,742	(151,124)
Effect of exchange rate changes on cash	(3,347)	(6,405)

Increase (decrease) in cash and cash equivalents	(115,973)	222,363
Cash and cash equivalents at beginning of year	405,603	219,026

Cash and cash equivalents at end of period	$289,630	$441,389

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	CMC Stockholders’ Equity
				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of		Noncontrolling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total
Balance, September 1, 2008	129,060,664	$1,290	$371,913	$112,781	$1,471,542	(15,283,512)	$(319,143)	$3,643	$1,642,026
Comprehensive income (loss):
Net earnings (loss) for the nine months ended May 31, 2009					13,622			(487)	13,135
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($6,025)				(125,253)				(722)	(125,975)
Unrealized gain on derivatives, net of taxes ($2,541)				11,650					11,650

Comprehensive loss									(101,190)
Cash dividends					(40,636)				(40,636)
Treasury stock acquired						(1,752,900)	(18,514)		(18,514)
Issuance of stock under incentive and purchase plans			(10,560)			499,575	11,655		1,095
Share-based compensation			12,520			(9,910)	(151)		12,369
Tax benefits from stock plans			1,472						1,472

Balance, May 31, 2009	129,060,664	$1,290	$375,345	$(822)	$1,444,528	(16,546,747)	$(326,153)	$2,434	$1,496,622

	CMC Stockholders’ Equity
				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of		Noncontrolling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total
Balance, September 1, 2009	129,060,664	$1,290	$380,737	$34,257	$1,438,205	(16,487,231)	$(324,796)	$2,371	$1,532,064
Comprehensive income (loss):
Net earnings (loss) for the nine months ended May 31, 2010					(213,345)			278	(213,067)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($5,172)				(69,857)				31	(69,826)
Unrealized gain on derivatives, net of taxes ($97)				7					7
Defined benefit obligation, net of taxes ($267)				(508)					(508)

Comprehensive loss									(283,394)
Cash dividends					(40,773)				(40,773)
Issuance of stock under incentive and purchase plans			(24,213)			1,730,713	34,568		10,355
Share-based compensation			5,824			(12,881)	(234)		5,590
Tax benefits from stock plans			3,204						3,204

Balance, May 31, 2010	129,060,664	$1,290	$365,552	$(36,101)	$1,184,087	(14,769,399)	$(290,462)	$2,680	$1,227,046

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — QUARTERLY FINANCIAL DATA
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended August 31, 2009, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and statements of operations, cash flows and stockholders’ equity for the periods indicated. These notes should be read in conjunction with such Form 10-K. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for a full year.
NOTE 2 — ACCOUNTING POLICIES
Share-Based Compensation
See Note 10, Capital Stock, to the Company’s consolidated financial statements for the year ended August 31, 2009 for a description of the Company’s stock incentive plans.
The Company recognizes share-based compensation at fair value in the financial statements. The fair value of each share-based award is estimated at the date of grant using either the Black-Scholes pricing model or a binomial model. Total compensation cost is amortized on a straight-line basis over the vesting period of issued awards. The Company recognized no share-based compensation expense during the third quarter of 2010 due to a forfeiture adjustment of $2.3 million which offset the expense for the quarter. The Company recognized share-based compensation of $3.6 million for the three months ended May 31, 2009 and $5.6 million and $12.4 million for the nine months ended May 31, 2010 and 2009, respectively, as a component of selling, general and administrative expenses. At May 31, 2010, the Company had $4.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 27 months. See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended August 31, 2009 for a description of the Company’s assumptions used to calculate share-based compensation.
Combined information for shares subject to options and stock appreciation rights (“SARs”) for the nine months ended May 31, 2010 were as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share
September 1, 2009
Outstanding	5,427,552	$21.36	$3.64 — 35.38
Exercisable	4,240,734	18.27	3.64 — 35.38
Granted	126,000	14.05	14.05
Exercised	(984,072)	6.41	3.64 — 12.31
Forfeited	(474,529)	30.70	7.78 — 35.38

May 31, 2010
Outstanding	4,094,951	$23.65	$7.53 — 35.38
Exercisable	3,342,578	22.28	7.53 — 35.38
Share information for options and SARs at May 31, 2010:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price
$ 7.53 — 7.78	856,546	0.8	$7.77	856,546	$7.77
11.00 — 14.05	788,826	3.3	12.41	613,826	12.18
21.81 — 24.71	462,043	2.7	24.51	462,043	24.51
31.75 — 35.38	1,987,536	4.1	34.76	1,410,163	34.75

$ 7.53 — 35.38	4,094,951	3.1	$23.65	3,342,578	$22.28

Of the Company’s previously granted restricted stock awards, 50,154 and 147,050 shares vested during the nine months ended May 31, 2010 and 2009, respectively.
Goodwill
The Company tests for impairment of goodwill by estimating the fair value of each reporting unit compared to its carrying value. The Company’s reporting units are based on its internal reporting structure and represent an operating segment or a reporting level below an operating segment. Additionally, the reporting units are aggregated based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. As a result, the Company has determined its reporting units that have a significant amount of goodwill to be in the Americas Recycling and Americas Fabrication segments. The Company uses a discounted cash flow model to calculate the fair value of reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. The goodwill impairment test is performed in the fourth quarter of each fiscal year and when changes in circumstances indicate an impairment event may have occurred. During the second quarter of 2010, the Company decided to exit the joist and deck business which is included in the Americas Fabrication segment. As a result, the Company wrote-off the entire balance of goodwill in the amount of $1.7 million relating to the joist and deck operations. Additionally, the Company performed a goodwill impairment test on the remaining portion of its Americas Fabrication segment. Based on the analysis during the second quarter of 2010, the estimated fair value for the remaining portion of this segment substantially exceeded its carrying value.
Intangible Assets
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $78.8 million and $93.3 million at May 31, 2010 and August 31, 2009, respectively, and are included in other noncurrent assets. Aggregate amortization expense for the three months ended May 31, 2010 and 2009 was $2.7 million and $2.8 million, respectively. Aggregate amortization expense for the nine months ended May 31, 2010 and 2009 was $11.3 million and $12.0 million, respectively. During the second quarter of 2010, the Company wrote-off intangible assets of $2.8 million associated with exiting the joist and deck business. See Note 5, Discontinued Operations, for additional details.
Severance Charges
During the three and nine months ended May 31, 2010, the Company recorded severance costs of $1.9 million and $18.5 million, respectively. During the three and nine months ended May 31, 2009, the Company recorded severance costs of $2.8 million and $9.3 million, respectively. These severance costs relate to involuntary employee terminations initiated as part of the Company’s focus on operating expense management and reductions in headcount to meet current production levels. Additionally, during the second quarter of 2010, the Company incurred severance costs associated with exiting the joist and deck business. See Note 5, Discontinued Operations, for additional details. As of May 31, 2010, the remaining liability to be paid in future periods related to termination benefits was $5.2 million.
Deposits for Letters of Credit
The Company purchases insurance for certain exposures including workers’ compensation, auto liability and general liability, as well as property damage and business interruption, which include specified deductibles. The retained or self-insurance component of these programs are secured by letters of credit which are collateralized by cash deposits of $27.2 million at May 31, 2010 and are recorded in other current assets.
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
In the first quarter of 2010, the Company adopted accounting guidance that modifies accounting and reporting for noncontrolling interests. The guidance requires minority interest to be reported as equity on the balance sheet, net earnings (loss) to include both the amounts attributable to the affiliate’s parent and the noncontrolling interest and clarifies the accounting for changes in the parent’s interest in an affiliate. The provisions of the standard were applied prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, previously reported minority interests were reclassified into the noncontrolling interests portion of stockholders’ equity as of September 1, 2009 and 2008 and reported net earnings (loss) was adjusted for the nine months ended May 31, 2010 and 2009 to reflect the earnings (loss) attributable to the noncontrolling interests.
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
The Company accounts for CMCRV’s sales of undivided interests in these receivables to the financial institutions as sales. At the time an undivided interest in the pool of receivables is sold, the amount is removed from the consolidated balance sheet and the proceeds from the sale are reflected as cash provided by operating activities. At May 31, 2010 and August 31, 2009, accounts receivable of $213 million and $141 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at May 31, 2010 and August 31, 2009, respectively. The carrying amount of the Company’s retained interest in the receivables approximated fair value due to the short-term nature of the collection period. No other material assumptions are made in determining the fair value of the retained interest. The retained interest is subordinate to, and provides credit enhancement for, the financial institutional buyers’ ownership interest in CMCRV’s receivables, and is available to the financial institution buyers to pay any fees or expenses due to them and to absorb all credit losses incurred on any of the receivables. The U.S. securitization program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under one of its credit arrangements.
In addition to the securitization program described above, the Company’s international subsidiaries in Europe and Australia and a domestic subsidiary periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $123.0 million and $93.7 million at May 31, 2010 and August 31, 2009, respectively. The Company’s Australian subsidiary has an agreement with a financial institution, which contains financial covenants whereby the Australian subsidiary must meet certain coverage and tangible net worth levels, as defined. At May 31, 2010, the Australian subsidiary was not in compliance with these covenants and the guarantee by Commercial Metals Company continued to be effective resulting in the financial covenants being waived at May 31, 2010. The guarantee will cease to be effective when the Australian subsidiary is in compliance with the financial covenants for two consecutive quarters.
During the nine months ended May 31, 2010 and 2009, proceeds from the sales of receivables were $604.3 million and $819.9 million, respectively, and cash payments to the owners of receivables were $575.0 million and $920.8 million, respectively. The Company is responsible for servicing the entire pool of receivables; however, no servicing asset or liability is recorded as these receivables are collected in the normal course of business and the collection of receivables are normally short term in nature. Discounts on domestic and international sales of accounts receivable were $2.8 million and $3.9 million for the nine months ended May 31, 2010 and 2009, respectively. These discounts primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out method (“LIFO”). LIFO inventory reserves were $266.3 million and $241.7 million at May 31, 2010 and August 31, 2009. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in, first-out method (“FIFO”). The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At May 31, 2010 and August 31, 2009, $52.5 million and $52.9 million, respectively, were in raw materials.
NOTE 5 — DISCONTINUED OPERATIONS
On February 26, 2010, the Company’s Board approved a plan to exit the joist and deck business through the sale of those facilities. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. The Company recorded $26.8 million to impair property, plant and equipment, $4.5 million to write-off intangible assets, $7.4 million of inventory valuation adjustments and $6.7 million of severance during the second quarter of 2010. During the third quarter of 2010, the Company recorded severance expense of $1.7 million. Total severance associated with this disposal is expected to be $9.9 million. The joist and deck business was in the Americas Fabrication segment.
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
Financial information for discontinued operations were as follows:

	May 31,	August 31,
(in thousands)	2010	2009
Current assets	$51,090	$60,594
Noncurrent assets	42,765	79,861
Current liabilities	21,450	25,885
Noncurrent liabilities	88	72

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Revenue	37,398	91,428	110,809	424,100
Earnings (loss) before taxes	4,001	1,065	(62,513)	32,636
NOTE 6 — CREDIT ARRANGEMENTS
On November 24, 2009, the Company renegotiated its revolving credit facility of $400 million and extended the maturity date from May 23, 2010 to November 24, 2012. On February 26, 2010, the Company amended the existing agreement to modify the covenant structure which requires the Company to maintain a minimum interest coverage ratio of not less than 2.50 to 1.00 for the three month period ended May 31, 2010, six month cumulative period ending August 31, 2010, nine month cumulative period ending November 30, 2010, twelve month cumulative period ending February 28, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At May 31, 2010, the Company’s interest coverage ratio was 3.04. The agreement also requires the Company to maintain liquidity of at least $300 million (cash, short-term investments and accounts receivable securitization capacity combined) through November 30, 2010. The agreement did not change the existing debt to capitalization ratio covenant which requires the Company to maintain a ratio not greater than 0.60 to 1.00. At May 31, 2010, the Company’s debt to capitalization ratio was 0.54.
At May 31, 2010, $10 million was outstanding under the commercial paper program. There were no amounts outstanding on the commercial paper program at August 31, 2009 or the revolving credit facility at May 31, 2010 and August 31, 2009. The availability under the revolving credit agreement is reduced by the outstanding amount under the commercial paper program. At May 31, 2010, $390 million was available under the revolving credit agreement.
The Company has numerous uncommitted credit facilities available from domestic and international banks. No commitment fees or compensating balances are required under these credit facilities. These credit facilities are used, in general, to support import letters of credit (including accounts payable settled under bankers’ acceptances as described in Note 1. Summary of Significant Accounting Polices in the Company’s consolidated financial statements for the year ended August 31, 2009), foreign exchange transactions and short term advances which are priced at market rates.

Long-term debt, including the net effect of interest rate swap revaluation adjustments, was as follows:

	May 31,	August 31,
(in thousands)	2010	2009
5.625% notes due November 2013 (weighted average rate of 4.22% at May 31, 2010)	$200,921	$200,000
6.50% notes due July 2017	400,000	400,000
7.35% notes due August 2018 (weighted average rate of 5.74% at May 31, 2010)	503,562	500,000
CMCZ term note	72,376	104,945
CMCS financing agreement	18,454	—
Other, including equipment notes	9,155	9,597

	1,204,468	1,214,542
Less current maturities	28,634	32,802

	$1,175,834	$1,181,740

Interest on the notes, except for the CMC Zawiercie (“CMCZ”) note, is payable semiannually.
On March 23, 2010, the Company entered into two interest rate swap transactions (“Swap Transaction”). The Swap Transactions were designated as fair value hedges at inception and convert all fixed rate interest to floating rate interest on the Company’s 5.625% notes due 2013 and $300 million on its fixed rate 7.35% notes due 2018. Swap Transactions with regard to the 5.625% notes and the 7.35% notes have notional amounts of $200 million and $300 million and termination dates of November 15, 2013 and August 15, 2018, respectively. The Swap Transaction cost is based on the floating LIBOR plus 303 basis points with respect to the 5.625% notes and LIBOR plus 367 basis points with respect to the 7.35% notes. See Note 9, Derivatives and Risk Management, for additional details.
CMCZ has a five year term note of PLN 240 million ($72.4 million) with a group of four banks. The term note is used to finance operating expenses of CMCZ and the development of a rolling mill. The note has scheduled principal and interest payments in fifteen equal quarterly installments which began in November 2009 with the final installment in May 2013. The weighted average interest rate at May 31, 2010 was 6.39%. The term note contains four financial covenants for CMCZ. At May 31, 2010, CMCZ was not in compliance with two of the financial covenants which resulted in a guarantee by Commercial Metals Company continuing to be effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenants for two consecutive quarters.
CMC Poland (“CMCP”) owns and operates equipment at the CMCZ mill site. In connection with the equipment purchase, CMCP issued equipment notes under a term agreement dated September 2005 with PLN 7.0 million ($2.1 million) outstanding at May 31, 2010. Installment payments under these notes are due through August 2010. Interest rates are variable based on the Poland Monetary Policy Council’s rediscount rate, plus an applicable margin. The weighted average rate at May 31, 2010 was 4.1%. The notes are secured by CMCP’s shredder equipment.
CMC Sisak (“CMCS”) has a five year financing agreement of EUR 40 million ($49.2 million) which allows for disbursements as funds are needed. The loan will be used for capital expenditures and other uses. At May 31, 2010, EUR 15.0 million ($18.5 million) was outstanding under this note. The note has scheduled principal and interest payments in seven semiannual installments beginning in July 2011 and ending in July 2014. The weighted average interest rate at May 31, 2010 was 5.0%.
During the third quarter of 2010, CMC International issued current notes to banks with an outstanding balance of EUR 36.6 million ($45.0 million). These notes were used to meet current working capital needs and were repaid in June 2010.
Interest of $4.2 million and $8.2 million was capitalized in the cost of property, plant and equipment constructed for the nine months ended May 31, 2010 and 2009, respectively. Interest of $40.5 million and $59.0 million was paid for the nine months ended May 31, 2010 and 2009, respectively.
NOTE 7 — INCOME TAXES
The Company had net refunds of $0.7 million and paid $25.5 million in income taxes during the nine months ended May 31, 2010 and 2009, respectively.

Reconciliations of the United States statutory rates to the Company’s effective tax rates from continuing operations were as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	16.6	(927.9)	3.1	54.8
Foreign rate differential	0.4	(600.3)	(5.2)	41.5
Foreign losses without tax benefit	(85.7)	—	(14.1)	0.5
Domestic production activity deduction	—	498.9	—	(21.0)
U.S. Provision to return adjustment	(27.2)	—	(0.9)	—
Other	2.7	(440.0)	(0.8)	8.4

Effective rate from continuing operations	(58.2)%	(1,434.3)%	17.1%	119.2%

The Company’s effective tax rate from discontinued operations for the three months and nine months ended May 31, 2010 was 43.1% and 38.6%, respectively.
During the second quarter of 2010, the Company recorded a valuation allowance in the amount of $23.8 million against a deferred tax asset for the benefit of net operating loss carryforwards for the Company’s Croatian subsidiary due to the uncertainty of their realization. During the third quarter of 2010, the Company increased this valuation allowance in the amount of $5.8 million. The company assesses the realizability of deferred tax assets each quarter.
As of May 31, 2010, the reserve for unrecognized tax benefits relating to the accounting for uncertainty in income taxes was $2.2 million, exclusive of interest and penalties. During the nine months ended May 31, 2010, the Company recorded an increase in liabilities of $0.5 million.
The Company classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. For the three and nine months ended May 31, 2010, before any tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized tax benefits.
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
The following is a summary of tax years subject to examination:
     U.S Federal — 2006 and forward
     U.S. States — 2005 and forward
     Foreign — 2002 and forward
The federal tax returns for fiscal years 2006 to 2008 are under examination by the Internal Revenue Service. However, we believe our recorded tax liabilities as of May 31, 2010 sufficiently reflect the anticipated outcome of these examinations.
NOTE 8 — STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO CMC
In calculating earnings (loss) per share, there were no adjustments to net earnings (loss) to arrive at earnings (loss) for any years presented. The reconciliation of the denominators of the earnings (loss) per share calculations were as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Shares outstanding for basic earnings (loss) per share	114,067,149	112,191,349	113,279,301	112,398,000
Effect of dilutive securities:
Stock based incentive/purchase plans	—	—	—	—

Shares outstanding for diluted earnings (loss) per share	114,067,149	112,191,349	113,279,301	112,398,000

For the three and nine months ended May 31, 2010 and 2009, no stock options, restricted stock or SARs were included in the calculation of dilutive shares because the Company reported a loss from continuing operations. All stock options and SARs expire by 2017.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings (loss) per share calculation until the shares vest.
The Company purchased no shares during the first nine months of 2010 and had remaining authorization to purchase 8,259,647 shares of its common stock at May 31, 2010.
NOTE 9 — DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in metals commodity prices, foreign currency exchange rates, natural gas prices and interest rates. The objective of the Company’s risk management program is to mitigate these risks using derivative instruments. The Company enters into metal commodity futures and forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. When sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company enters into interest rate swap contracts to maintain a portion of the Company’s debt obligations at variable interest rates. These interest rate swap contracts, under which the Company has agreed to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed rate debt. The Company’s interest rate swap contract commitments were $500 million as of May 31, 2010.
The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.
Gross foreign currency exchange contract commitments as of May 31, 2010 (in thousands):

Functional Currency
Type	Amount
AUD	1,084
AUD	53
AUD	32
AUD	87,708
EUR	2,822
EUR	90
EUR	922
GBP	526
GBP	846
GBP	5,902
PLN	329,768
PLN	145,106
PLN	765
USD	22,848
USD	18,234
USD	1,392
USD	2,140

Contract Currency
Type	Amount
EUR	696
GBP	32
NZD	39
USD	76,991
HRK*	20,461
PLN	360
USD	1,153
EUR	608
PLN	3,698
USD	8,943
EUR	82,675
USD	47,746
SEK**	1,823
EUR	17,872
GBP	12,520
JPY	131,213
SGD***	3,000

*	Croatian kuna

**	Swedish krona

***	Singapore dollar

Commodity contract commitments as of May 31, 2010:

Commodity	Long/Short	Total
Aluminum	Long	2,675MT
Copper	Long	885MT
Copper	Short	4,955MT
Natural Gas	Long	100,000 MMBtu

•	MT = Metric Ton

•	MMBtu = One million British thermal units
The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three months and nine months ended May 31, 2010. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands):

		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging		May 31,		May 31,
Instruments	Location	2010	2009	2010	2009
Commodity	Cost of goods sold	$1,226	$6,164	$(3,522)	$16,551
Foreign exchange	Net sales	(870)	(12,794)	(910)	86
Foreign exchange	Cost of goods sold	(487)	(66)	(872)	(66)
Foreign exchange	SG&A expenses	(1,274)	1,475	(1,237)	(6,770)
Other	Cost of goods sold	—	(366)	—	(702)
Other	SG&A expenses	—	287	—	(220)

Gain (loss) before taxes		$(1,405)	$(5,300)	$(6,541)	$8,879

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items relate to firm commitments on commercial sales and purchases, capital expenditures and fixed rate debt obligations. As of May 31, 2010, fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $4.5 million.

		Three Months Ended		Nine Months Ended
Derivatives Designated as Fair Value Hedging		May 31,		May 31,
Instruments	Location	2010	2009	2010	2009
Foreign exchange	Cost of goods sold	$—	$(857)	$—	$3,954
Foreign exchange	SG&A expenses	6,556	4,672	515	54,355
Interest rate	Interest expense	4,483	—	4,483	—

Gain (loss) before taxes		$11,039	$3,815	$4,998	$58,309

		Three Months Ended		Nine Months Ended
Hedged (Underlying) Items Designated as Fair Value		May 31,		May 31,
Hedging Instruments	Location	2010	2009	2010	2009
Foreign exchange	Net sales	$(36)	$233	$(30)	$(3,947)
Foreign exchange	SG&A expenses	(6,517)	(3,895)	(482)	(54,288)
Interest rate	Interest expense	(4,483)	—	(4,483)	—

Gain (loss) before taxes		$(11,036)	$(3,662)	$(4,995)	$(58,235)

The Company recognizes the impact of net periodic settlements of current interest on our active interest rate swaps as adjustments to interest expense. The following table summarizes the impact of periodic settlements of active swap agreements on the results of operations:

Reductions to Interest Expense Due to	Three Months Ended		Nine Months Ended
Hedge Accounting for Interest Rate Swaps	May 31,		May 31,
	2010	2009	2010	2009
Periodic estimated and actual settlements of active swap agreements*	$(2,109)	$—	$(2,109)	$—

*	Amounts represent the net of the Company’s periodic variable-rate interest obligations and the swap counterparty’s fixed-rate interest obligations. The Company’s variable-rate obligations are based on a spread from the six-month LIBOR.

Effective Portion of Derivatives
Designated as Cash Flow Hedging Instruments	Three Months Ended		Nine Months Ended
Recognized in	May 31,		May 31,
Accumulated Other Comprehensive Income (Loss)	2010	2009	2010	2009
Commodity	$(36)	$403	$18	$(291)
Foreign exchange	(110)	(3,502)	155	10,160

Gain (loss), net of taxes	$(146)	$(3,099)	$173	$9,869

Effective Portion of Derivatives
Designated as Cash Flow Hedging Instruments
Reclassified from		Three Months Ended May 31,		Nine Months Ended May 31,
Accumulated Other Comprehensive Income (Loss)	Location	2010	2009	2010	2009
Commodity	Cost of goods sold	$7	$(482)	$(8)	$(369)
Foreign exchange	Net sales	—	(12)	—	(92)
Foreign exchange	SG&A expenses	(53)	(689)	(170)	(689)
Interest rate	Interest expense	115	115	344	344

Gain (loss), net of taxes		$69	$(1,068)	$166	$(806)

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets (in thousands):

Derivative Assets	May 31, 2010	August 31, 2009
Commodity — designated	$—	$13
Commodity — not designated	3,657	2,948
Foreign exchange — designated	3,230	3,823
Foreign exchange — not designated	4,399	4,678
Interest rate — designated	4,483	—

Derivative assets (other current assets and other assets)*	$15,769	$11,462

Derivative Liabilities	May 31, 2010	August 31, 2009
Commodity — designated	$18	$35
Commodity — not designated	2,494	8,895
Foreign exchange — designated	619	6,421
Foreign exchange — not designated	4,641	1,420

Derivative liabilities (accrued expenses and other payables)*	$7,772	$16,771

*	Derivative assets and liabilities do not include the hedged (underlying) items designated as fair value hedges.
During the twelve months following May 31, 2010, $0.1 million in gains related to commodity hedges and capital expenditures are anticipated to be reclassified into net earnings (loss) as the related transactions mature and the assets are placed into service. Also, an additional $0.5 million in gains will be reclassified as interest income related to interest rate locks.
As of May 31, 2010, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.
All of the instruments are highly liquid, and none are entered into for trading purposes.

NOTE 10 — FAIR VALUE
The following table summarizes information regarding the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	May 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Money market investments	$215,875	$215,875	$—	$—
Derivative assets	15,769	3,657	12,112	—
Nonqualified benefit plan assets *	44,960	44,960	—	—
Derivative liabilities	7,772	2,494	5,278	—
Nonqualified benefit plan liabilities *	92,223	92,223	—	—

	August 31,
	2009
Money market investments	$357,723	$357,723	$—	$—
Derivative assets	11,462	2,948	8,514	—
Nonqualified benefit plan assets *	55,596	55,596	—	—
Derivative liabilities	16,771	8,895	7,876	—
Nonqualified benefit plan liabilities *	96,904	96,904	—	—

*	The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds.
The following table summarizes information regarding the Company’s nonfinancial assets measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	May 31,	Identical Assets	Observable Inputs	Unobservable Inputs	Recognized
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)	Loss
Long-lived assets held for sale	$42,418	$—	$—	$42,418	$26,772
During the second quarter of 2010, the Company recorded an impairment on property, plant and equipment relating to our joist and deck business which was classified as held for sale. The fair value was based on appraised values less costs to sell.
The Company’s long-term debt is predominantly publicly held. The fair value was approximately $1.23 billion at May 31, 2010 and $1.17 billion at August 31, 2009. Fair value was determined by indicated market values.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
See Note 12, Commitments and Contingencies, to the consolidated financial statements for the year ended August 31, 2009 relating to environmental and other matters. There have been no significant changes to the matters noted therein. In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provisions have been made in the consolidated financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings (loss) for a particular quarter.
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
The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States including the scrap processing facilities which directly support the Company’s domestic steel mills. The Americas Mills segment includes the Company’s domestic steel minimills, its micromill, and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel mills because it has similar economic characteristics. The Americas Fabrication segment consists of the Company’s rebar fabrication operations, fence post manufacturing plants, construction-related and other products facilities. The International Mills segment includes the minimills in Poland and Croatia, recycling operations in Poland and fabrication operations in Europe, which have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from that of the Company’s domestic mills and rebar fabrication operations. International Marketing and Distribution includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, the International Marketing and Distribution segment includes the Company’s two U.S. based trading and distribution divisions, CMC Cometals and CMC Cometals — Steel (previously CMC Dallas Trading). The international distribution operations consist only of physical transactions and not positions taken for speculation. Corporate contains expenses of the Company’s corporate headquarters, expenses related to its deployment of SAP software, and interest expense relating to its long-term public debt and commercial paper program.
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

	Three Months Ended May 31, 2010
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$365,900	$251,606	$322,797	$190,898	$635,520	$(1,567)	$—	$1,765,154
Intersegment sales	65,949	155,499	3,292	24,792	5,573	327	(255,432)	—
Net sales	431,849	407,105	326,089	215,690	641,093	(1,240)	(255,432)	1,765,154
Adjusted operating profit (loss)	15,806	13,195	(24,452)	(10,885)	30,941	(11,390)	(699)	12,516

	Three Months Ended May 31, 2009
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$116,818	$162,806	$354,119	$140,218	$471,002	$13,274	$—	$1,258,237
Intersegment sales	35,621	114,021	1,625	31,200	4,042	—	(186,509)	—
Net sales	152,439	276,827	355,744	171,418	475,044	13,274	(186,509)	1,258,237
Adjusted operating profit (loss)	(6,712)	42,066	21,813	(20,385)	(16,635)	(17,824)	16,169	18,492

	Nine Months Ended May 31, 2010
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$872,041	$623,078	$813,782	$450,142	$1,726,496	$4,316	$—	$4,489,855
Intersegment sales	164,037	388,473	7,068	82,078	16,894	327	(658,877)	—
Net sales	1,036,078	1,011,551	820,850	532,220	1,743,390	4,643	(658,877)	4,489,855
Adjusted operating profit (loss)	6,929	(3,960)	(90,685)	(84,373)	62,158	(50,554)	10,371	(150,114)
Goodwill	7,467	95	57,144	2,460	3,887	—	—	71,053
Total assets	298,598	586,669	708,625	675,290	670,163	967,570	(342,415)	3,564,500

	Nine Months Ended May 31, 2009
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$439,868	$575,637	$1,258,174	$501,179	$2,238,553	$(15,484)	$—	$4,997,927
Intersegment sales	111,812	369,964	10,146	62,182	43,567	—	(597,671)	—
Net sales	551,680	945,601	1,268,320	563,361	2,282,120	(15,484)	(597,671)	4,997,927
Adjusted operating profit (loss)	(70,843)	233,851	131,324	(76,696)	(55,447)	(60,417)	(532)	101,240
Goodwill	7,467	—	58,878	2,640	4,715	—	—	73,700
Total assets	228,175	569,335	921,402	560,741	745,626	1,008,530	(351,848)	3,681,961
The following table provides a reconciliation of net loss from continuing operations attributable to CMC to adjusted operating profit (loss):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2010	2009	2010	2009
Net loss from continuing operations attributable to CMC	$(11,104)	$(13,930)	$(174,949)	$(6,251)
Noncontrolling interests	363	(370)	278	(487)
Income taxes (benefit)	3,952	13,368	(36,101)	41,813
Interest expense	18,184	18,433	57,871	62,277
Discounts on sales of accounts receivable	1,121	991	2,787	3,888

Adjusted operating profit (loss) from continuing operations	$12,516	$18,492	$(150,114)	$101,240
Adjusted operating profit (loss) from discontinued operations	4,002	1,116	(62,506)	33,257

Adjusted operating profit (loss)	$16,518	$19,608	$(212,620)	$134,497

The following represents the Company’s external net sales from continuing operations by major product and geographic area:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2010	2009	2010	2009
Major product information:
Steel products	$998,538	$866,842	$2,614,756	$3,410,789
Industrial materials	244,941	125,805	599,626	738,443
Nonferrous scrap	195,563	99,228	506,435	288,173
Ferrous scrap	190,514	36,008	407,266	181,685
Construction materials	64,546	70,130	166,863	225,549
Nonferrous products	52,817	35,157	132,557	112,264
Other	18,235	25,067	62,352	41,024

Net sales	$1,765,154	$1,258,237	$4,489,855	$4,997,927

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2010	2009	2010	2009
Geographic area:
United States	$936,410	$688,025	$2,284,434	$2,939,005
Europe	371,839	242,485	905,467	999,966
Asia	268,189	169,955	746,013	478,532
Australia/New Zealand	133,261	104,790	395,402	411,956
Other	55,455	52,982	158,539	168,468

Net sales	$1,765,154	$1,258,237	$4,489,855	$4,997,927

NOTE 13 — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. The following presents related party transactions:

	Nine Months Ended
	May 31,
(in thousands)	2010	2009
Sales	$202,475	$229,565
Purchases	251,434	266,741

	May 31,	August 31,
(in thousands)	2010	2009
Accounts receivable	$37,439	$12,664
Accounts payable	22,010	17,012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K filed with the SEC for the year ended August 31, 2009.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are not different from the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC for the year ended August 31, 2009 and are, therefore, not presented herein.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Increase	Nine Months Ended
	May 31,		(Decrease)	May 31,		Decrease
(in millions)	2010	2009	%	2010	2009	%
Net sales	$1,765.2	$1,258.2	40%	$4,489.9	$4,997.9	(10%)
Net loss from continuing operations attributable to CMC	(11.1)	(13.9)	20%	(175.0)	(6.3)	(2,678%)
Adjusted EBITDA	55.3	56.4	(2%)	(54.7)	247.1	(122%)
In the table above, we have included a financial statement measure that was not derived in accordance with accounting principles generally accepted in the United States (“GAAP”). We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our long-term cash incentive performance plan for management and part of a debt compliance test for our revolving credit agreement and our accounts receivable securitization program. Reconciliations from net loss from continuing operations attributable to CMC to adjusted EDITDA are provided below:

	Three Months Ended		Increase	Nine Months Ended		Increase
	May 31,		(Decrease)	May 31,		(Decrease)
(in millions)	2010	2009	%	2010	2009	%
Net loss from continuing operations attributable to CMC	$(11.1)	$(13.9)	20%	$(175.0)	$(6.3)	(2,678%)
Interest expense	18.2	18.4	(1%)	57.9	62.3	(7%)
Income taxes (benefit)	4.0	13.4	(70%)	(36.1)	41.8	(186%)
Depreciation, amortization and impairment charges	40.2	35.2	14%	125.5	109.3	15%

Adjusted EBITDA from continuing operations	$51.3	$53.1	(3%)	$(27.7)	$207.1	(113%)
Adjusted EBITDA from discontinued operations	4.0	3.3	21%	(27.0)	40.0	(168%)

Adjusted EBITDA	$55.3	$56.4	(2%)	$(54.7)	$247.1	(122%)
Our adjusted EBITDA does not include interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation, amortization and impairment charges are also necessary elements of our costs. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net loss determined under GAAP, as well as adjusted EBITDA, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.

The following events and performances had a significant impact during our third quarter ended May 31, 2010:
•	In response to volatile prices, weakening demand, and a global liquidity and credit crisis, we recorded the following consolidated expenses in continuing operations during the third quarter: job loss reserves of $8.9 million and lower of cost or market inventory adjustments of $5.9 million.

•	We recorded pre-tax LIFO expense of $34.4 million (after tax of $0.20 per diluted share) for the third quarter of 2010 compared to pre-tax LIFO income of $45.3 million (after tax of $0.26 per diluted share) for the third quarter of 2009.

•	Net sales of the Americas Recycling segment increased 183% and adjusted operating profit increased $22.5 million during the third quarter of 2010 compared to the prior year’s third quarter primarily from improved demand which drove prices and volumes.

•	Net sales of the Americas Mills segment increased 47% from the prior year’s third quarter but showed a decrease in adjusted operating profit of $28.9 million from the prior year’s third quarter primarily due to an increase in ferrous scrap prices leading to metal margin compression and LIFO expense.

•	Our Americas Fabrication segment showed an 8% decrease in sales and a $46.3 million decrease in adjusted operating results as compared to the third quarter of 2009 due to the continued decline in market demand and average selling prices.

•	Our International Mills segment showed a 26% increase in net sales and a $9.5 million decrease in adjusted operating loss as compared to the same period in 2009 from increased demand and pricing in construction markets in Poland but continuing losses in Croatia.

•	Our International Marketing and Distribution segment reported a 35% increase in net sales and a $47.6 million increase in adjusted operating results as compared to the third quarter of 2009 due to margin expansion from this segments global presence and ability to source and sell in niche markets.
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
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) before income taxes and financing costs. The following tables show net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2010	2009	2010	2009
Net sales:
Americas Recycling	$431,849	$152,439	$1,036,078	$551,680
Americas Mills	407,105	276,827	1,011,551	945,601
Americas Fabrication	326,089	355,744	820,850	1,268,320
International Mills	215,690	171,418	532,220	563,361
International Marketing and Distribution	641,093	475,044	1,743,390	2,282,120
Corporate	(1,240)	13,274	4,643	(15,484)
Eliminations	(255,432)	(186,509)	(658,877)	(597,671)

	$1,765,154	$1,258,237	$4,489,855	$4,997,927

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2010	2009	2010	2009
Adjusted operating profit (loss):
Americas Recycling	$15,806	$(6,712)	$6,929	$(70,843)
Americas Mills	13,195	42,066	(3,960)	233,851
Americas Fabrication	(24,452)	21,813	(90,685)	131,324
International Mills	(10,885)	(20,385)	(84,373)	(76,696)
International Marketing and Distribution	30,941	(16,635)	62,158	(55,447)
Corporate	(11,390)	(17,824)	(50,554)	(60,417)
Eliminations	(699)	16,169	10,371	(532)
Discontinued Operations	4,002	1,116	(62,506)	33,257
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

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2010	2009	2010	2009
Americas Recycling	$(5,762)	$2,004	$(14,214)	$35,302
Americas Mills	(22,852)	16,442	(37,992)	144,254
Americas Fabrication	(22,168)	9,044	(16,521)	65,026
International Marketing and Distribution	7,913	6,569	33,816	(24,622)
Discontinued Operations	8,464	11,219	10,326	63,116

Consolidated pre-tax LIFO income (expense)	$(34,405)	$45,278	$(24,585)	$283,076

Americas Recycling During the third quarter of 2010, this segment reported its first substantial profit in seven quarters. Scrap prices increased during the quarter on the strength of the spring construction season and scrap flows improved from better weather. Adjusted operating profit for the third quarter of 2010 was driven by improved margins from both prices and volumes and cost containment efforts. Ferrous scrap margins gained predominately from volume increases while nonferrous margin improvement was split between price and volume. Margins were negatively impacted from LIFO expense of $5.8 million during the third quarter of 2010 as compared to LIFO income of $2.0 million in the same period of the prior year. We exported 11% of our ferrous tonnage and 36% of our nonferrous tonnage during the quarter.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended				Nine Months Ended
	May 31,		Increase		May 31,		Increase
	2010	2009	Amount	%	2010	2009	Amount	%
Average ferrous sales price	$303	$146	$157	108%	$262	$177	$85	48%
Average nonferrous sales price	$2,892	$1,556	$1,336	86%	$2,633	$1,767	$866	49%
Ferrous tons shipped	671	371	300	81%	1,702	1,304	398	31%
Nonferrous tons shipped	61	50	11	22%	175	147	28	19%
Total volume processed and shipped	734	424	310	73%	1,884	1,463	421	29%
Americas Mills We include our five domestic steel mills and our copper tube minimill in our Americas Mills segment.
The steel mills’ adjusted operating profit was $11.5 million for the third quarter of 2010 compared to adjusted operating profit of $39.2 million from the prior year’s third quarter. The quarterly adjusted operating profit decreased due to ferrous margin compression as scrap prices increased greater than average selling prices during the quarter. Additionally, we recorded LIFO expense of $20.5 million in the third quarter of 2010 as compared to LIFO income of $17.3 million for the third quarter of 2009 as a result of rising scrap prices. Volumes, particularly rebar, increased over the third quarter of 2009 and were driven by seasonal demand, continued strong public works and some stimulus projects. Our mills ran at 75% of capacity, an increase from the 58% in the second quarter of 2010. Sales volumes included 69 thousand tons of billets, an increase of 32 thousand tons over the prior year’s third quarter. Higher production volumes as well as price increases in some alloys, electricity and natural gas rates resulted in an overall increase of $6.3 million in electrode, alloys and energy costs for the third quarter in 2010 as compared to the same period in the prior year. Our micromill in Arizona continued to perform to expectations as it continued to ramp up operations by melting, rolling and shipping over 51 thousand tons during the third quarter of 2010.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended				Nine Months Ended
	May 31,		Increase (Decrease)		May 31,		Increase (Decrease)
	2010	2009	Amount	%	2010	2009	Amount	%
Average mill selling price (finished goods)	$651	$583	$68	12%	$604	$694	$(90)	(13%)
Average mill selling price (total sales)	631	564	67	12%	566	673	(107)	(16%)
Average cost of ferrous scrap consumed	328	199	129	65%	293	251	42	17%
Average FIFO metal margin	303	365	(62)	(17%)	273	422	(149)	(35%)
Average ferrous scrap purchase price	302	152	150	99%	258	193	65	34%
The table below reflects our domestic steel mills’ operating statistics (short tons in thousands):

	Three Months Ended				Nine Months Ended
	May 31,		Increase		May 31,		Increase
	2010	2009	Amount	%	2010	2009	Amount	%
Tons melted	579	396	183	46%	1,544	1,130	414	37%
Tons rolled	523	365	158	43%	1,277	1,049	228	22%
Tons shipped	588	427	161	38%	1,607	1,250	357	29%
Our copper tube minimill’s adjusted operating profit for the third quarter of 2010 decreased $1.2 million to $1.7 million compared to the third quarter of 2009 primarily due to an increase in LIFO expense of $1.5 million.
The table below reflects our copper tube minimill’s operating statistics:

	Three Months Ended				Nine Months Ended
	May 31,		Decrease		May 31,		Decrease
(pounds in millions)	2010	2009	Amount	%	2010	2009	Amount	%
Pounds shipped	12.0	14.2	(2.2)	(15%)	31.6	35.4	(3.8)	(11%)
Pounds produced	11.4	13.7	(2.3)	(17%)	30.4	33.2	(2.8)	(8%)
Americas Fabrication During the third quarter of 2010, this segment showed several positive trends even though net sales and adjusted operating results decreased from the third quarter of 2009. With relatively stable steel pricing during the quarter margin compression eased which minimized the need for accruing potential contractual losses. Additionally, backlogs and customer confidence in pricing increased and public works remained the most active end-use market. Commercial and industrial markets continue to report high unemployment, illiquidity, high vacancy rates and suboptimal manufacturing utilization. Results were negatively impacted from LIFO expense of $22.2 million recorded during the third quarter of 2010 as compared to LIFO income of $9.0 million in the third quarter of 2009. The composite average fabrication selling price was $768 per ton, a decline of $210 per ton from the third quarter of 2009.
The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended				Nine Months Ended
	May 31,		Decrease		May 31,		Decrease
Average selling price*	2010	2009	Amount	%	2010	2009	Amount	%
Rebar	$716	$924	$(208)	(23%)	$715	$1,036	$(321)	(31%)
Structural	1,884	2,811	(927)	(33%)	1,859	3,198	(1,339)	(42%)
Post	870	941	(71)	(8%)	870	1,000	(130)	(13%)

*	Excludes stock and buyout sales.

	Three Months Ended				Nine Months Ended
	May 31,		Increase (Decrease)		May 31,		Increase (Decrease)
Tons shipped (in thousands)	2010	2009	Amount	%	2010	2009	Amount	%
Rebar	230	236	(6)	(3%)	591	766	(175)	(23%)
Structural	16	12	4	33%	39	57	(18)	(32%)
Post	35	22	13	59%	77	48	29	60%
International Mills Economic growth, rising prices and metal margin expansion resulted in an increase in net sales and adjusted operating results for this segment as compared to the same period in the prior year. CMCZ had an adjusted operating profit of $1.1 million during the third quarter of 2010 compared to an adjusted operating loss of $11.9 million during the third quarter 2009. Metal margins expanded due to improved finished goods pricing from increased demand in construction markets. During the quarter we hot commissioned our new flexible rolling mill which, when combined with our existing long products, wire rod mills, and rod block, will enable us to upgrade, expand and tailor our product offerings. Shipments included 69 thousand tons of billets, which is comparable to billet shipments in the prior year’s third quarter.
The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

	Three Months Ended							Nine Months Ended
	May 31,				Increase			May 31,				Increase (Decrease)
	2010		2009		Amount		%	2010		2009		Amount		%
Tons melted	394		324		70		22%	1,086		857		229		27%
Tons rolled	295		253		42		17%	797		716		81		11%
Tons shipped	363		328		35		11%	1,000		860		140		16%
Average mill selling price (total sales)	1,477	PLN	1,172	PLN	305	PLN	26%	1,304	PLN	1,440	PLN	(136)	PLN	(9%)
Average ferrous scrap production cost	996	PLN	695	PLN	301	PLN	43%	860	PLN	822	PLN	38	PLN	5%
Average metal margin	481	PLN	477	PLN	4	PLN	1%	444	PLN	618	PLN	(174)	PLN	(28%)
Average ferrous scrap purchase price	861	PLN	553	PLN	308	PLN	56%	716	PLN	626	PLN	90	PLN	14%
Average mill selling price (total sales)	$493		$351		$142		40%	$448		$494		$(46)		(9%)
Average ferrous scrap production cost	$332		$206		$126		61%	$297		$266		$31		12%
Average metal margin	$161		$145		$16		11%	$151		$228		$(77)		(34%)
Average ferrous scrap purchase price	$285		$165		$120		73%	$250		$210		$40		19%

PLN —	Polish zlotys
CMC Sisak (“CMCS”) reported an adjusted operating loss of $12.0 million for the third quarter of 2010 as compared to an adjusted operating loss of $8.5 million in the third quarter of 2009 primarily due to declining sales prices and margins. CMCS completed its furnace renovation during the third quarter of 2010, produced six thousand tons of steel with the new furnace and significantly increased its backlog. CMCS produced 14 thousand tons and sold 16 thousand tons during the third quarter as compared to 21 thousand tons produced and 22 thousand tons sold during the prior year’s third quarter.
Our fabrication operations in Poland and Germany had an adjusted operating loss of $1.7 million during the third quarter of 2010, a decrease in adjusted operating results of $0.6 million from the third quarter of 2009. These results are included in the overall results of CMCZ discussed above.
International Marketing and Distribution This segment reported an increase in sales and adjusted operating results as our international geographic presence and ability to source and sell in niche markets allowed us to profit despite an uneven world economic recovery. Improved pricing minimized the need for contract and inventory loss charges during the third quarter of 2010 and this segment has reduced the number of contractual noncompliance issues experienced in the third quarter of 2009. All of our major geographic marketing operations were profitable during the third quarter of 2010.
Corporate Our corporate expenses decreased $6.4 million and $9.8 million for the three and nine months ended May 31, 2010 compared to the same periods from the prior year primarily due to our cost containment initiative and fewer costs associated with global installation of SAP software.
Discontinued Operations Adjusted operating profit for our divisions classified as discontinued operations was $4.0 million for the third quarter of 2010 as compared to an adjusted operating profit of $1.1 million for the third quarter of 2009. The increase in adjusted operating profit is primarily from a loss recorded in the third quarter 2009 for our U.S. trading division which is not included in the results for the third quarter of 2010. This is offset by a decrease in LIFO income from $11.2 million in the third quarter of 2009 to $8.5 million in the third quarter of 2010. Additionally, we recorded $1.7 million of severance costs in the third quarter of 2010 related to our joist and deck business. Our operating results for discontinued operations for the nine months ended May 31, 2010 include significant costs associated with the decision to exit the joist and deck business during the second quarter of 2010. The results for the three and nine months ended May 31, 2009 include our joist and deck business in addition to one of our U.S. trading divisions which was winding down operations and dissolved as of August 31, 2009.
Consolidated Data On a consolidated basis, the LIFO method of inventory valuation increased our net loss on a pre-tax basis by $34.4 million (after tax loss of $0.20 per diluted share) for the third quarter of 2010 as compared to decreasing our net loss on a pre-tax basis by $45.3 million (after tax income of $0.26 per diluted share) for last year’s third quarter. The LIFO method of inventory valuation increased our net loss on a pre-tax basis by $24.6 million (after tax loss of $0.14 per diluted share) for the nine months ended May 31, 2010 as compared to increasing our net income on a pre-tax basis by $283.1 million (after tax income of $1.64 per diluted share) for the same period in the prior year. Our overall selling, general and administrative expenses decreased by $53.3 million and $62.2 million for the three and nine months ended May 31, 2010, as compared to the same periods last year, primarily from our cost containment initiative, reductions in bad debt expense and fewer costs associated with the global installation of SAP software offset by an increase in severance costs associated with reductions in workforce.
During the three months ended May 31, 2010, interest expense of $18.2 million was consistent with the same period in the prior year. For the nine months ended May 31, 2010 interest expense decreased $4.4 million over the same period in the prior year primarily from a reduction in the use of discounted letters of credit and a decrease in interest expense of $2.1 million related to interest rate swap transactions. This was offset by an increase in outstanding debt internationally.
For the three and nine months ended May 31, 2010, our effective tax rate for continuing operations was (58.2%) and 17.1%, respectively. The tax benefit for the nine months ended May 31, 2010 includes a valuation allowance of $29.6 million (an offsetting tax expense), of which, $23.8 million was recorded during the second quarter of 2010. This allowance was recorded against a deferred tax asset originally booked for the tax benefit of net operating loss carry forwards of our Croatian subsidiary. Due to the uncertainty of realization during the limited carry forward period, this has been reversed. Excluding this charge, the effective tax rate for the operating loss from continuing operations for the nine months ended May 31, 2010 was 31.2%, lower than the statutory rate due to losses in low tax rate jurisdictions, primarily Poland. Our effective rate for the three and nine months ended May 31, 2009 was (1,434.3%) and 119.2%, respectively, which varies significantly from our statutory rate due to lower tax rate jurisdictions (predominately international) incurring losses, higher rate jurisdictions generating income and the effect of permanent differences having a greater impact at lower levels of pre-tax income.
For the three and nine months ended May 31, 2010, our effective tax rate for discontinued operations was 43.1% and 38.6%, respectively, compared to 19.9% and 39.1% for the three and nine months ended May 31, 2009.
OUTLOOK
We believe we will be moderately profitable in our fourth quarter of 2010. We anticipate our fourth quarter results to improve from our third quarter results primarily due to seasonal factors. However, global economies remain fragile and any further fallout due to the public debt problems of Greece and other countries within the euro zone could further slow global growth. Scrap and steel prices have declined in major international markets since the end of the third quarter. While this correction was anticipated, any further significant declines could impact future results. The nonresidential construction market in the U.S. should continue to be relatively good in the public sector; however, the private sector is likely to remain weak.
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

Our sources, facilities and availability of liquidity and capital resources as of May 31, 2010 (in thousands):

	Total
Source	Facility		Availability
Cash and cash equivalents	$289,630		$	N/A
Commercial paper program*	400,000			390,000
Domestic accounts receivable securitization	100,000			100,000
International accounts receivable sales facilities	172,278			44,767
Bank credit facilities — uncommitted	731,478			419,029
Notes due from 2013 to 2018	1,100,000				**
CMCZ term note	72,376			—
CMCS term facility	49,200			30,700
Trade financing arrangements		**	As required
Equipment notes	9,155				**

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $10.0 million of commercial paper outstanding as of May 31, 2010.

**	With our investment grade credit ratings, we believe we have access to additional financing and refinancing, if needed.
We utilize uncommitted credit facilities to meet short-term working capital needs. Our uncommitted credit facilities primarily support import letters of credit (including accounts payable settled under bankers’ acceptances), foreign exchange transactions and short term advances.
Our 5.625% $200 million notes due November 2013, 6.50% $400 million notes due July 2017 and our 7.35% $500 million notes due August 2018 require only interest payments until maturity. Our CMCZ note requires interest and principal payments and our CMCS facility requires interest and principal payments beginning in 2011. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months and we believe we will be able to get additional financing or refinance these notes when they mature.
Certain of our financing agreements include various financial covenants. We amended the existing revolving credit facility and accounts receivable securitization agreement to modify the covenant structure which requires us to maintain a minimum interest coverage ratio (EBITDA to interest expense) of not less than 2.50 to 1.00 for the three month period ending May 31, 2010, six month cumulative period ending August 31, 2010, nine month cumulative period ending November 30, 2010, twelve month cumulative period ending February 28, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At May 31, 2010, our interest coverage ratio was 3.04. The agreements also require us to maintain liquidity of at least $300 million (cash, short-term investments, and accounts receivable securitization capacity combined) through November 30, 2010. The agreements did not change the existing debt to capitalization ratio covenant which requires us to maintain a ratio not greater than 0.60 to 1.00. At May 31, 2010, the Company’s debt to capitalization ratio was 0.54. Current market conditions, including volatility of metal prices, LIFO adjustments, mark to market adjustments on inventories, reserves for future job losses, the level of allowance for doubtful accounts, the amount of interest capitalized on capital projects and the proceeds received upon sale of our joist and deck operations could impact our ability to meet the interest coverage ratio for the fourth quarter of fiscal 2010. The revolving credit facility and accounts receivable securitization are used as alternative sources of liquidity. Our public debt does not contain these covenants.
The CMCZ term note contains certain financial covenants. The agreement requires a debt to equity ratio of not greater than 0.80 to 1.00 and a tangible net worth to exceed PLN 600 million ($181 million). At May 31, 2010, CMCZ was in compliance with both of these covenants and the debt to equity ratio was 0.74 and the tangible net worth was PLN 641 million ($193 million). Additionally, the agreement requires a debt to EBITDA ratio not greater than 3.50 to 1.00 and an interest coverage ratio of not less than 1.20 to 1.00. At May 31, 2010, CMCZ was not in compliance with these covenants which resulted in a guarantee by Commercial Metals continuing to be effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenants of the parent guarantee for two consecutive quarters.
We regularly maintain a substantial amount of accounts receivable. Recent economic conditions and a continued recession have had negative effects on the liquidity of our customers which has resulted in historically higher defaults on accounts receivable. We actively monitor our accounts receivable and record allowances as soon as we believe they are uncollectible based on current market conditions and customers’ financial condition. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate the amount of credit insured receivables (and those covered by export letters of credit) was approximately 63% of total receivables at May 31, 2010.
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
During the nine months ended May 31, 2010, we generated $17.5 million of net cash flows from operating activities as compared to $668.8 million in the first nine months of 2009. Fiscal 2010 generated less cash than 2009 from a decrease in our net operating results and fluctuations in working capital. Significant fluctuations in working capital were as follows:
•	Accounts receivable — accounts receivable increased for the first nine months of 2010 as sales and prices began improving during the third quarter of 2010 as compared to sales and prices significantly declining during the first nine months of 2009 due to the global recession;

•	Inventory — more cash was used in the first nine months of 2010 as inventory balances were significantly reduced at the end of fiscal 2009 because of customer destocking in 2009; and

•	Accounts payable — less cash was used in the first nine months of 2010 as current liabilities had been reduced at the end of fiscal 2009 due to low volume from the global recession and as higher volume in 2010 increased accounts payable.
During the nine months ended May 31, 2010, we used $133.9 million of net cash flows from investing activities as compared to $288.9 million during the nine months ended May 31, 2009. We invested $109.5 million in property, plant and equipment during the first nine months of 2010, a decrease of $180.9 million over the first nine months of 2009. This decrease was partially offset by a use of cash for deposits for letters of credit of $27.2 million.
We expect our total capital budget for fiscal 2010 to be approximately $125 million, including $26 million for the melt shop upgrade at CMCS, $23 million for the flexible rolling mill at CMCZ, $24 million for the construction of the micromill in Arizona, and $24 million for safety, environmental and required maintenance. We continuously assess our capital spending and reevaluate our requirements based upon current and expected results.
During the nine months ended May 31, 2010, we generated $3.7 million of net cash flows from financing activities as compared to using $151.1 million during the nine months ended May 31, 2009. The increase in cash generated was primarily due to net borrowings on short-term and long-term debt of $63.8 million in the first nine months of 2010 as compared to net repayments of $92.1 million for the same period in 2009. This was offset by decreased documentary letters of credit which resulted in a change in the use of cash of $30.4 million as compared to the first nine months of 2009. During the first nine months of 2010, we made no purchases of our common stock as part of our stock repurchase program compared to using $18.5 million in the same period of last year and our cash dividends have remained consistent at approximately $41 million for both periods.
Our contractual obligations for the next twelve months of $860 million are typically expenditures with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of May 31, 2010 (in thousands):

	Payments Due By Period*
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Long-term debt(1)	$1,204,468	$28,634	$62,164	$210,090	$903,580
Notes payable	53,126	53,126	—	—	—
Interest(2)	463,085	68,124	131,272	114,080	149,609
Commercial paper	10,000	10,000	—	—	—
Operating leases(3)	158,836	40,965	59,295	34,025	24,551
Purchase obligations(4)	801,007	659,549	79,330	49,447	12,681

Total contractual cash obligations	$2,690,522	$860,398	$332,061	$407,642	$1,090,421

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the May 31, 2010 consolidated balance sheet. See Note 6, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of May 31, 2010. Also, includes the effect of our interest rate swaps based on the LIBOR forward rate at May 31, 2010.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real estate leases in effect as of May 31, 2010.

(4)	Approximately 81% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2010, we had committed $31.5 million under these arrangements, of which $27.2 million is cash collateralized. All of the commitments expire within one year.
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
•	absence of global economic recovery or possible recession relapse;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	continued debt problems in Greece and other countries within the euro zone;

•	customer non-compliance with contracts;

•	construction activity;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	stimulus spending;

•	ability to integrate acquisitions into operations;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	unsuccessful implementation of new technology;

•	inability to sell operations or assets at fair values;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	execution of cost minimization strategies;

•	availability of customer credit and liquidity;

•	scrap metal, energy, insurance and supply prices;

•	sovereign debt concerns;

•	actual costs associated with exiting the joist and deck business;

•	ability to retain key executives;

•	court decisions;

•	changes in state and local jurisdictions’ ability to fund infrastructure projects;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	scrap metal, energy, insurance and supply prices;

•	severe weather, especially in Poland; and

•	the pace of overall economic activity, particularly China.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the third quarter of 2010, the Company entered into two interest rate swap transactions to maintain a portion of the Company’s debt obligations at variable interest rates. The interest rate swap transactions modified the fixed rate interest to floating rate interest on $500 million of the Company’s aggregate public debt obligations of $1.1 billion. If interest rates increased or decreased by one percentage point, the impact of interest expense related to our variable-rate debt would be $1.3 million on a quarterly basis.
All other information required hereunder for the Company is not materially different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009, filed with the SEC and is, therefore, not presented herein.
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
ITEM 1A. RISK FACTORS
Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS [LEGAL TO UPDATE]
Issuer Purchases of Equity Securities

				Total
				Number of	Maximum
				Shares	Number of
				Purchased	Shares that
				As Part of	May Yet Be
	Total		Average	Publicly	Purchased
	Number of		Price Paid	Announced Plans	Under the
	Shares Purchased		Per Share	or Programs	Plans or Programs
As of March 1, 2010					8,259,647	(1)
March 1 - March 31, 2010	3,489	(2)	$17.85	—	8,259,647	(1)
April 1 - April 30, 2010	483	(2)	$16.14	—	8,259,647	(1)
May 1 - May 31, 2010	—		—	—	8,259,647	(1)
As of May 31, 2010	3,972	(2)	$17.64	—	8,259,647	(1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced October 21, 2008.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 5. OTHER INFORMATION
     Not Applicable.
ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K:

10.1	ISDA® International Swap Dealers Association, Inc. Master Agreement, dated as of April 4, 2002, between Commercial Metals Company and Goldman Sachs Capital Markets, L.P. (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10.2	Schedule to the Master Agreement, dated as of April 4, 2002, between Goldman Sachs Capital Markets, L.P. and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10.3	General Guarantee Agreement, dated December 1, 2008 from The Goldman Sachs Group, Inc. (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10.4	Employment Agreement by and between Joseph Alvarado and Commercial Metals Company dated April 16, 2010 (filed herewith).

31.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY
/s/ William B. Larson
July 9, 2010	William B. Larson
Senior Vice President & Chief Financial Officer

/s/ Leon K. Rusch
July 9, 2010	Leon K. Rusch
Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	ISDA® International Swap Dealers Association, Inc. Master Agreement, dated as of April 4, 2002, between Commercial Metals Company and Goldman Sachs Capital Markets, L.P. (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10.2	Schedule to the Master Agreement, dated as of April 4, 2002, between Goldman Sachs Capital Markets, L.P. and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10.3	General Guarantee Agreement, dated December 1, 2008 from The Goldman Sachs Group, Inc. (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10.4	Employment Agreement by and between Joseph Alvarado and Commercial Metals Company dated April 16, 2010 (filed herewith).

31.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).