Form 10-K
period 2010-08-31
COMMERCIAL METALS CO
filed 2010-10-29
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock on February 26, 2010, held by non-affiliates of the registrant, based on the closing price of $16.40 per share on February 26, 2010, on the New York Stock Exchange was approximately $1,612,607,063. (For purposes of determination of this amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of common stock as of October 20, 2010 was 114,358,610.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated by reference into the listed Part of Form 10-K:

Registrant’s definitive proxy statement for the annual meeting of stockholders to be held January 17, 2011 — Part III

COMMERCIAL METALS COMPANY

PART I
ITEM 1. BUSINESS
GENERAL
     We recycle, manufacture, fabricate and distribute steel and metal products and related materials and services through a network of locations throughout the United States and internationally. Prior to December 1, 2009, we organized our business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication and Distribution, all operating as part of the CMC Americas Divisions, with the CMC International Division comprised of two segments, International Mills and International Fabrication and Distribution. Effective December 1, 2009, we implemented a new organizational structure. As a result, the CMC Americas Division operates utilizing three segments: Americas Recycling, America Mills and Americas Fabrication. The CMC International Division operates utilizing two segments: International Mills (comprised of all mills, recycling and fabrication operations located outside of the U.S.) and International Marketing and Distribution, which includes all marketing and distribution operations located outside the Americas as well as two U.S. based trading and distribution divisions, CMC Cometals, located in Fort Lee, New Jersey and CMC Cometals — Steel (previously CMC Dallas Trading) located in Irving, Texas. All prior period information has been recast to be presented in the new organizational structure.
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
     Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our Internet website, http://www.cmc.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the Securities and Exchange Commission.
CMC AMERICAS DIVISION OPERATIONS
AMERICAS RECYCLING SEGMENT
     The Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 43 scrap metal processing facilities with 19 locations in Texas, 8 in Florida, 4 in South Carolina, 2 in each of Alabama, Missouri and Tennessee and one each in Arkansas, Georgia, Kansas, Louisiana, North Carolina and Oklahoma.
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
     In 2010, our scrap metal recycling segment’s plants processed and shipped approximately 2,535,000 tons of scrap metal compared to 2,033,000 tons in 2009. Ferrous scrap metals comprised the largest tonnage of metals recycled at approximately 2,289,000 tons, an increase of approximately 472,000 tons as compared to 2009. We shipped approximately 239,000 tons of nonferrous scrap metals, primarily aluminum, copper and stainless steel, an increase of approximately 36,000 tons as compared to 2009. With the exception of precious metals, our scrap metal recycling plants recycle and process practically all types of metal. In addition, one scrap metal recycling facility operated by our Americas Mills segment processed 429,000 tons of primarily ferrous scrap metal for consumption at the adjoining Americas Mills facility during 2010.
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
     Americas Recycling owns six large shredding machines, four in Texas and one each in Florida and South Carolina, capable of pulverizing obsolete automobiles or other sources of scrap metal. We have three additional shredders, one operated by our Americas Mills segment and two by our International Mills segment.
     We sell scrap metals to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Ferrous scrap metal is the primary raw material for electric arc furnaces such as those operated by our Americas Mills segment and other minimills. Some minimills periodically supplement purchases of ferrous scrap metal with direct reduced iron and pig iron for certain product lines. Our Irving office coordinates the sales of scrap metals from our scrap metal processing plants to our customers. We negotiate export sales through our network of foreign offices as well as our Irving office.
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
AMERICAS MILLS SEGMENT
     We conduct our Americas Mills operations through a network of:
•	5 steel mills, commonly referred to as “minimills” or in the case of the Arizona mill a “micro mill,” that produce one or more of reinforcing bar, angles, flats, rounds, small beams, fence-post sections and other shapes;

•	a copper tube minimill; and

•	one scrap metal shredder processing facility that directly supports the adjoining steel minimill.
     We operate four steel minimills which are located in Texas, Alabama, South Carolina and Arkansas and one micro mill located in Arizona. We utilize a fleet of trucks that we own as well as private haulers to transport finished products from the mills to our customers and our fabricating shops. To minimize the cost of our products, to the extent feasibly consistent with market conditions and working capital demands, we prefer to operate all mills near full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at domestic competitors, customer inventory levels or a decrease in construction activity may reduce demand for our products and limit our ability to operate the mills at full capacity. Through our operations and capital improvements, we strive to increase productivity and capacity at the mills and enhance our product mix. Since the steel mill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years we have spent approximately $232 million or 27% of our total capital expenditures on projects at the steel mills operated by our Americas Mills segment.
     The following table compares the amount of steel (in short tons) melted, rolled and shipped by our five steel mills in the past three fiscal years:

	2010	2009	2008
Tons melted	2,077,000	1,599,000	2,396,000
Tons rolled	1,734,000	1,478,000	2,101,000
Tons shipped	2,156,000	1,736,000	2,528,000
     We acquired our largest steel minimill in 1963. It is located in Seguin, Texas, near San Antonio. In 1983, we acquired our minimill in Birmingham, Alabama, and in 1994 we acquired our minimill in Cayce, South Carolina. We have operated our smallest mill since 1987, and it is located near Magnolia, Arkansas. In September, 2009, we opened our newest mill, in Mesa, Arizona.
     The Texas, Alabama and South Carolina minimills each consist of:
•	melt shop with electric arc furnace that melts ferrous scrap metal;

•	continuous casting equipment that shapes the molten metal into billets;

•	reheating furnace that prepares billets for rolling;

•	rolling mill that forms products from heated billets;

•	mechanical cooling bed that receives hot product from the rolling mill;

•	finishing facilities that cut, straighten, bundle and prepare products for shipping; and

•	supporting facilities such as maintenance, warehouse and office areas.
     Descriptions of minimill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Each of our minimills can and do roll many different types and sizes of products in their range depending on market conditions including pricing and demand. Therefore our capacity estimates assume a typical product mix and will vary with the products actually produced. Our Texas minimill has annual capacity of approximately 1,000,000 tons melted and 900,000 rolled. Our Alabama minimill’s annual capacity is approximately 700,000 tons melted and 575,000 tons rolled. We have annual capacity at our South Carolina minimill of approximately 800,000 tons melted and 900,000 tons rolled. Our Arizona micro mill has annual capacity of approximately 280,000 tons melted and rolled. We have annual capacity at our Arkansas minimill of approximately 150,000 tons rolled.
     Our Texas minimill manufactures a full line of bar size products including reinforcing bar, angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. It sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. The Texas minimill primarily ships its products to customers located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico. It also ships products to approximately 20 other states and to Mexico. Our Texas minimill melted 896,000 tons during 2010 compared to 746,000 tons during 2009, and rolled 731,000 tons, an increase of 64,000 tons from 2009.
     The Alabama minimill recorded 2010 melt shop production of 456,000 tons, an increase of 114,000 tons from 2009. It rolled 283,000 tons, an increase of 48,000 tons from 2009. The minimill primarily manufactures products that are larger in size as compared to products manufactured by our other three minimills. Such larger size products include mid-size structural steel products including angles, channels, beams of up to eight inches and special bar quality rounds and flats. It does not produce reinforcing bar. Our Alabama minimill sells primarily to service centers, as well as to the construction, manufacturing, and fabricating industries. The Alabama minimill primarily ships its products to customers located in Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.
     Our South Carolina minimill manufactures a full line of bar size products which primarily includes steel reinforcing bar. The minimill also manufactures angles, rounds, squares, fence post sections and flats. The South Carolina minimill ships its products to customers located in the Southeast and mid-Atlantic areas which include the states from Florida through southern New England. During 2010, the minimill melted 565,000 tons and rolled 475,000 tons compared to 511,000 tons melted and 481,000 tons rolled during 2009.
     In September 2009, we began full operations at our new micro mill in Arizona. The micro mill utilizes a “continuous continuous” design where metal flows uninterrupted from melting to casting to rolling. It is more compact than existing, larger capacity steel minimills and production is dedicated to a limited product range, primarily reinforcing bar. We also operate a reinforcing bar fabrication facility located on the same site. During 2010, the micro mill melted 160,000 tons and rolled 153,000 tons.
     The primary raw material for our Texas, Alabama, South Carolina and Arizona mills is ferrous scrap metal. We purchase the raw material from suppliers generally within a 300 mile radius of each minimill including a substantial amount from the CMC Americas Recycling segment. Our Texas minimill runs a shredding facility as a part of the mill operations with that entire shredder’s processed ferrous scrap consumed at the Texas minimill. We believe the supply of ferrous scrap metal is adequate to meet our future needs, but it has historically been subject to significant price fluctuations which have occurred more rapidly over the last six years. All four mills also consume large amounts of electricity and natural gas. We have not had any significant curtailments and believe that supplies are adequate. The supply and demand of regional and national energy and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.
     The smaller Arkansas minimill does not have a melt shop or continuous casting equipment. The Arkansas minimill manufacturing process begins with a reheating furnace utilizing used rail primarily salvaged from railroad abandonments and excess billets acquired either from our other mills or unrelated suppliers as its raw material. The remainder of the manufacturing process utilizes a rolling mill, cooling bed and finishing equipment and support facilities similar to, but on a smaller scale, than those at our other minimills. The Arkansas minimill primarily manufactures metal fence post stock, small diameter reinforcing bar, sign posts and bed frame angles with some flats, angles and squares. At our Arkansas minimill and at our facilities in San Marcos, Texas, Brigham City, Utah, and Cayce, South Carolina, we fabricate fence post stock into studded “T” metal fence posts. Since our Arkansas minimill does not have melting facilities, the minimill depends on an adequate supply of competitively priced used rail or billets. The availability of these raw materials fluctuates with the pace of railroad abandonments, rail replacement by railroads, demand for used rail from competing domestic and foreign rail rerolling mills and the level of excess billet production offered for sale at steel producers.
     Our subsidiary, CMC Howell Metal Company, operates a copper tube minimill in New Market, Virginia, which manufactures copper tube, primarily water tubing, for the plumbing, air conditioning and refrigeration industries. It recently supplemented its product line with selected steel products and copper fittings. Both high quality copper scrap and occasionally virgin copper ingot are melted, cast, extruded and drawn into tubing. The minimill supplies tubing in straight lengths and coils for use in commercial, industrial and residential construction and by original equipment manufacturers. Our customers, largely equipment manufacturers, wholesale plumbing supply firms and large home improvement retailers, are located in 44 states and supplied directly from the minimill as well as from our four warehouses. The demand for copper tube depends on the level of new apartment, hotel/motel and residential construction and renovation. Copper scrap is readily available, but subject to rapid price fluctuations. The price or supply of virgin copper causes the price of copper scrap to fluctuate rapidly. Our Americas Recycling segment supplies a portion of the copper scrap needed by CMC Howell. CMC Howell’s facilities include melting, casting, piercing, extruding, drawing, finishing and office facilities. During 2010, the facility produced approximately 41 million pounds of copper tube. CMC Howell has annual manufacturing capacity of approximately 80 million pounds.
     No single customer purchases 10% or more of our Americas Mills segment’s production. Due to the nature of certain stock products we sell in the Americas Mills segment, we do not have a long lead time between receipt of a purchase order and delivery. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of these operations. Backlog for our mills at August 31, 2010 was approximately $244 million as compared to $142 million at August 31, 2009.

AMERICAS FABRICATION SEGMENT
     We conduct our Americas Fabrication operations through a network of:
•	steel plants that bend, cut, weld and fabricate steel, primarily reinforcing bar and angles;

•	warehouses that sell or rent products for the installation of concrete;

•	plants that produce steel fence posts; and

•	plants that treat steel with heat to strengthen and provide flexibility.
     Steel Fabrication. Our Americas Fabrication segment operates 57 facilities that we consider to be engaged in the various aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel with four facilities fabricating only steel fence posts. We obtain steel for these facilities from our own mills, purchases from other steel manufacturers through our distribution business and directly from unrelated steel vendors. In 2010, we shipped 979,000 tons of fabricated steel, a decrease of 170,000 tons from 2009.
     We conduct steel fabrication activities in facilities located in Alabama at Birmingham; in Arkansas at Little Rock, Hope and Magnolia; in Arizona at Mesa; in California at Bloomington, Claremont, Etiwanda, Fontana, Fresno, Santee, Stockton, and Tracy; in Colorado at Brighton and Denver; in Florida at Fort Myers, Jacksonville, and Kissimmee; in Georgia at Garden City and Lawrenceville; in Illinois at Kankakee; in Louisiana at Baton Rouge, Keithville and Pearl River; in Mississippi at Lumberton; in Nevada at Las Vegas; in New Mexico at Albuquerque; in North Carolina at Gastonia; in Ohio at Cleveland; in Oklahoma at Oklahoma City; in South Carolina at Cayce (2), Columbia and Taylors (2); in Tennessee at Nashville; in Texas at Beaumont, Buda, Corpus Christi, Dallas, Harlingen, Houston (2), Laredo, Melissa, Pharr, San Antonio, San Marcos, Seguin, Victoria, Waco and Waxahachie (2); in Utah at Brigham City; and in Virginia at Farmville, Fredericksburg and Norfolk.
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
     On February 26, 2010, the Company’s Board approved a plan to exit the joist and deck business through the sale of those facilities. The joist and deck business specialized in fabricating joists, special beams and decking for floor and ceiling support. As a result, operations for this business have been excluded from the Americans Fabrication segment and presented as a discontinued operation for all periods presented. The majority of the deck assets were sold on August 4, 2010 and the majority of the joist assets were sold on September 27, 2010. See discussion in Note 5, Discontinued Operations, to our consolidated financial statements.
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

     Backlog in our steel fabrication operations was approximately $471 million at August 31, 2010 as compared to $621 million at August 31, 2009. Other backlogs in the Americas Fabrication segment are not considered material. No single customer accounts for 10% or more of our Americas Fabrication segment’s sales.
CMC INTERNATIONAL DIVISION OPERATIONS
INTERNATIONAL MILLS SEGMENT
     Our Swiss subsidiary, Commercial Metals International AG owns two steel minimills — CMC Zawiercie S.A. (“CMCZ”) with operations at Zawiercie, Poland and CMC Sisak d.o.o. (“CMCS”) with operations at Sisak, Croatia. These two mills along with our international recycling and fabrication operations constitute the International Mills segment.
     CMCZ is a steel minimill with equipment similar to our domestic steel minimills. We operate three rolling mills; one wire-rod mill and two bar mills including a specialty rod finishing mill. We own all or a substantial interest in several smaller metals related operations, including 14 scrap metals processing facilities in Poland that directly support CMCZ with approximately 40% of its scrap requirements.
     CMCZ has annual melting capacity of approximately 1,900,000 tons with annual rolling capacity of approximately 1,900,000 tons. During 2010, the facility melted 1,468,000 tons of steel compared to 1,269,000 tons the prior year; rolled 1,107,000 compared to the prior year’s 997,000 tons and shipped 1,387,000 tons compared to 1,258,000 tons during 2009. Principal products manufactured include rebar and wire rod as well as smaller quantities of merchant bar and billets. CMCZ is a significant manufacturer of rebar and wire rod in Central Europe selling rebar primarily to fabricators, distributors and construction companies. Principal customers for wire rod are meshmakers, end users and distributors. CMCZ’s products are generally sold to customers located within a market area of 400 miles of the mill. The majority of sales are to customers within Poland with the Czech Republic, Slovakia, Hungary and Germany being the major export markets. Ferrous scrap metal is the principal raw material for CMCZ and is generally obtained from scrap metal processors and generators within 400 miles of the mill. Ferrous scrap metal, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available although subject to periodic significant price fluctuations. A large capacity scrap metal shredding facility similar to the largest shredder we operate in the United States is located at CMCZ and supplies CMCZ with a portion of its scrap metal requirements.
     During the third quarter of 2010, we hot commissioned our new flexible rolling mill at CMCZ. The new mill, designed to allow efficient and flexible production of an increased medium section product range, will complement the facility’s existing rolling mill dedicated primarily for rebar production. The new mill will have a rolling capacity of approximately 700,000 tons of rebar, merchant bar and wire rod.
     CMCS is an electric arc furnace steel pipe mill. Previous melting capacity at CMCS was approximately 80,000 tons and rolling capacity is approximately 120,000 tons. Prior to our purchase in September 2007, the mill had been operating at minimal production rates due to inadequate financing, poorly maintained equipment and poor employee morale. We commenced what amounted to a restart of the facility, employing new key managers, reviewing and revising operating, maintenance and safety procedures, staffing requirements and analyzing potential capital improvements to increase productivity. During the third quarter of 2010, we completed the planned electric arc furnace renovation and expect to complete a new ladle furnace in fiscal year 2011. These capital improvements are intended to increase melting capacity to approximately 360,000 tons. CMCS melted 89,000 tons, rolled 64,000 tons and shipped 61,000 tons in 2010.
     Our international fabrication operations have expanded downstream captive uses for a portion of the rebar and wire rod manufactured at CMCZ. We conduct rebar fabrication activities in Zawiercie and Zyrardow, Poland, and Rosslau, Germany. These three rebar fabrication facilities are similar to those operated by our domestic fabrication facilities and sell fabricated rebar to contractors for incorporation into construction projects generally within 200 miles of each facility. Apart from fabricated rebar, our units sell fabricated mesh, assembled rebar cages and other rebar byproducts. Total production capacity of these units is approximately 180,000 tons of steel products annually.

     Additionally, we operate a fabrication facility in Dabrowa Górnicza, Poland, that produces welded steel mesh, cold rolled wire rod and cold rolled reinforcing bar. This operation enables our international fabrications to supplement sales of fabricated reinforcing bar by also offering wire mesh to customers including metals service centers as well as construction contractors. At the end of fiscal year 2010, we upgraded this facility with two cold drawing lines and a fast and efficient mesh welding line which will increase our production capacities to 160,000 tons per year. With our cold drawn and mesh products we maintain a presence in the Polish market but we also sell to neighboring countries such as the Czech Republic, Germany and Slovakia.
INTERNATIONAL MARKETING AND DISTRIBUTION SEGMENT
     Our International Marketing and Distribution operations buy and sell primary and secondary metals, fabricated metals, semi-finished, long, flat steel products and other industrial products. During the past year, the International Marketing and Distribution facilities sold approximately 2.3 million tons of steel products. We market and distribute these products through a network of offices, processing facilities and joint venture offices located around the world. We purchase steel products, industrial minerals, ores, metal concentrates and ferroalloys from producers in domestic and foreign markets. Occasionally, we purchase these materials from suppliers, such as trading companies or industrial consumers, who have a surplus of these materials. We utilize long-term contracts, spot market purchases and trading or barter transactions to purchase materials. To obtain favorable long term supply agreements, we occasionally offer assistance to producers by arranging structured finance transactions to suit their objectives. Our exposure to these structured finance transactions is negligible to our business. See discussion in Note 12, Commitments and Contingencies, to our consolidated financial statements.
     We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory and transportation businesses. We sell directly to our customers through and with the assistance of our offices in Irving, Texas; Fort Lee, New Jersey; Sydney, Perth, Melbourne, Brisbane and Adelaide, Australia; Singapore; Zug, Switzerland; Kürten, Germany; Cardiff, United Kingdom; Temse, Belgium; Hong Kong; Beijing, Guangzhou and Shanghai China. We have a representative office in Moscow. We have agents or joint venture partners in additional offices located in significant international markets. Our network of offices shares information regarding demand for our materials, assists with negotiation and performance of contracts and other services for our customers, and identifies and maintains relationships with our sources of supply.
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
     We market physical products as compared to companies that trade commodity futures contracts and frequently do not take delivery of the commodity. As a result of sophisticated global communications, our customers and suppliers often have easy access to quoted market prices, although such price quotes are not always indicative of actual transaction prices. Therefore, to distinguish ourselves we focus on value added services for both sellers and buyers. Our services include actual physical market pricing and trend information (in contrast to market information from more speculative metal exchange futures), technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just-in-time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions. These services are performed in the normal course of business and included in the transaction price as there is no separate revenue stream for each service. We attempt to limit exposure to price fluctuations by offsetting purchases with concurrent sales. We also enter into currency exchange contracts as economic hedges of sales and purchase commitments denominated in currencies other than the U.S. dollar or the functional currency of our international subsidiaries. Our policies are designed to prohibit speculation on changes in the markets.
     We have investments of approximately 11% of the outstanding stock of a Czech Republic long products steel mill and approximately 24% of a Belgium business that processes and pickles hot rolled steel coil. Through marketing and distribution agreements, these investments allow us to expand our marketing and distribution activities by selling a portion of the products they produce and on occasion supplying a portion of their raw material requirements. Our marketing and distribution joint venture with the Czech Republic mill represents 15% of sales for this segment for the year ended August 31, 2010. This marketing and distribution agreement will expire on December 31, 2010.

     Our Australian operations are believed to be the largest marketer of imported steel in Australia. We utilize warehouse facilities at several Australian ports to facilitate distribution, including just-in-time delivery and logistics management. Our CMC Coil Steels Group is a major distributor and processor of steel sheet and coil products predominately procured from Australian sources but at times from our own import operations and has recently expanded into distribution of long products including reinforcing bar. Coil Steels operates processing facilities in Brisbane, Sydney and Melbourne, warehouses in Adelaide and Perth and smaller regional sales outlets including Darwin, Townsville and Toowoomba. The Australian operations also operate an industrial products distribution business supplying metals related industries including steel mills, foundries and smelters.
     This segment also operates a recycling facility in Singapore. The facility is similar to those operated by the Recycling segment of CMC Americas but on a smaller scale, and is operated as part of the International Marketing and Distribution segment due to its oversight by managers in this segment.
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
     Our Americas Mills segment competes with regional, national and foreign manufacturers of steel and copper. We do not produce a significant percentage of the total domestic output of most of our products. However, we are considered a substantial supplier in the markets near our facilities. We compete primarily on the price and quality of our products and our service. See “Risk Factors — Risks Related to Our Industry.”
     Our Americas Fabrication segment competes with regional and national suppliers. We believe that we are among the largest fabricators of reinforcing bar in the United States. We also believe that we are the largest manufacturer of steel fence posts in the United States.
     We believe that CMCZ is the second largest supplier of wire rod and the second largest supplier of reinforcing bar in the Polish market. It competes with several large manufacturers of rebar and wire rod in Central and Eastern Europe, primarily on the basis of price and product availability.
     Our International Marketing and Distribution business is highly competitive. Our products in the distribution business are standard commodity items. We compete primarily on the price, quality and reliability of our products, our financing alternatives and our additional services. In this business, we compete with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources. In addition, some of our competitors may be able to pursue business without being restricted by the laws of the United States. We also compete with industrial consumers who purchase directly from suppliers, and importers and manufacturers of semi-finished ferrous and nonferrous products. Our CMC Coil Steels Group, a distributor of steel sheet and coil in Australia, is believed to be the third largest distributor of those products in Australia.
ENVIRONMENTAL MATTERS
     A significant factor in our business is our compliance with environmental laws and regulations. See “Risk Factors — Risks Related to Our Industry” below. Compliance with and changes in various environmental requirements and environmental risks applicable to our industry may adversely affect our results of operations and financial condition.
     Occasionally, we may be required to clean up or take certain remediation action with regard to sites we use or formerly used in our operations. We may also be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have arranged for treatment or disposal of hazardous substances on the sites. The U.S. Environmental Protection Agency (“EPA”), or equivalent state agency has named us a potentially responsible party (“PRP”), at several Federal Superfund sites or similar state sites. These agencies allege that we and other PRP’s are responsible for the cleanup of those sites solely because we sold scrap metals or other materials to unrelated manufacturers. With respect to the sale of scrap metals, we contend that an arm’s length sale of valuable scrap metal for use as a raw material in a manufacturing process that we have no control of should not constitute “an arrangement for disposal or treatment of hazardous substances” as defined under Federal law. In 2000 the Superfund Recycling Equity Act was signed into law which, subject to the satisfaction of certain conditions, provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under Federal law. Despite Congress’ clarification of the intent of the Federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials and we continue to support clarification of state laws and regulations consistent with Congress’ action.
     New Federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2010, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $23 million. In addition, we estimate that we spent approximately $14 million during 2010 on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2011 to be approximately $3 million.
EMPLOYEES
     During the past year, the Company has adjusted its workforce by implementing global reductions in force of approximately 1,500 employees, with approximately 1,400 of those reductions affecting employees in the U.S. As of August 31, 2010, we had 11,558 employees. The Americas Recycling segment employed 1,496 people, the Americas Mills segment employed 2,008 people, the Americas Fabrication segment employed 3,354 people, the International Mills segment employed 3,471 people and the International Marketing and Distribution segment employed 657 people. As of August 31, 2010, we had 572 employees providing services to our divisions and subsidiaries in shared service operations, general corporate administration (including treasury, tax, IT, internal audit and other services), and management. Production employees at one metals recycling plant and five fabrication facilities are represented by unions for collective bargaining purposes. Approximately one half of International Mills’ employees are represented by unions. We believe that our labor relations are generally good to excellent and our work force is highly motivated.

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
RISKS RELATED TO OUR INDUSTRY
OUR INDUSTRY IS AFFECTED BY GLOBAL ECONOMIC FACTORS INCLUDING THE RISK OF A RECESSION AND OUR CUSTOMERS’ ACCESS TO CREDIT FACILITIES.
     Our financial results are substantially dependent upon the overall economic conditions in the United States and the European Union. A continued recession in the United States, the European Union, or globally — or the public perception that a recession is continuing — could further substantially decrease the demand for our products and adversely affect our business. Many of our products are commodities subject to cyclical fluctuations in supply and demand in metal consuming industries and construction. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn. Likewise the pace of construction has historically slowed significantly during economic downturns. Many of our customers rely on access to credit to adequately fund their operations or to finance construction projects. The inability of our customers to access credit facilities will adversely affect our business by reducing our sales, increasing our exposure to accounts receivable, increasing our bad debts and reducing our profitability. Our geographic concentration in the southern and southwestern United States as well as Central Europe, Australia, China, and the Middle East exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity in a particular region could also adversely affect our sales and profitability.
OUR INDUSTRY IS CYCLICAL AND PROLONGED ECONOMIC DECLINES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
     Our business supports cyclical industries such as commercial, residential and government construction, energy, metals service center, petrochemical and original equipment manufacturing. These industries may experience significant fluctuations in demand for our products based on economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. Many of these factors are beyond our control. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve suffer a prolonged downturn, then our business may be adversely affected. Although the residential housing market is not a significant direct factor in our business, related commercial and infrastructure construction activities, such as shopping centers, schools and roads could be impacted by a prolonged slump in new housing construction.
     Our industry is characterized by low backlogs, which means that our results of operations are promptly affected by short-term economic fluctuations.
A SIGNIFICANT REDUCTION IN CHINA’S STEEL CONSUMPTION OR INCREASED CHINESE STEEL PRODUCTION SUBSTANTIALLY EXCEEDING LOCAL DEMAND MAY RESULT IN CHINA BECOMING A LARGE EXPORTER OF STEEL AND DISRUPTION TO WORLD STEEL MARKETS.
     Chinese economic expansion has affected the availability and heightened the volatility of many commodities that we market and use in our manufacturing process, including steel. Expansions and contractions in China’s economy can have major effects on the price of our finished steel products and many commodities that affect us such as secondary metals, energy, marine freight rates, steel making supplies such as ferroalloys and graphite electrodes and materials we market such as iron ore and coke. Should Chinese demand weaken or Chinese steel production be allowed to expand unchecked to the point that it significantly exceeds the country’s consumption, prices for many of the products that we both sell to and export from China may fall causing erosion in our gross margins and subjecting us to possible renegotiation of contracts or increases in bad debts. Significant exports from China of steel in the product lines we manufacture would cause selling prices to decline and negatively impact our volumes and gross margins.

RAPID AND SIGNIFICANT CHANGES IN THE PRICE OF METALS COULD NEGATIVELY IMPACT OUR INDUSTRY.
     Prices for most metals in which we deal have experienced increased volatility over the last several years and the substantial rapid decreases or increases impact us in several ways. Some of our operations, such as, the fabrication operations, may benefit from rapidly decreasing steel prices as their material cost for previously contracted fixed price work declines. Others, such as our Americas Mills and International Mills segments, would likely experience reduced margins and may be forced to liquidate high cost inventory at reduced margins or losses until prices stabilized. Sudden increases could have the opposite effect. Overall, we believe that rapid substantial price changes are not to our industry’s benefit. Our customer and supplier base would be impacted due to uncertainty as to future prices. A reluctance to purchase inventory in the face of extreme price decreases or to sell quickly during a period of rapid price increases would likely reduce our volume of business. Marginal industry participants or speculators may attempt to participate to an unhealthy extent during a period of rapid price escalation with a substantial risk of contract default should prices suddenly reverse. Risks of default in contract performance by customers or suppliers as well as an increased risk of bad debts and customer credit exposure would increase during periods of rapid and substantial price changes.
EXCESS CAPACITY IN OUR INDUSTRY COULD INCREASE THE LEVEL OF STEEL IMPORTS INTO THE UNITED STATES RESULTING IN LOWER DOMESTIC PRICES WHICH WOULD ADVERSELY AFFECT OUR SALES, MARGINS AND PROFITABILITY.
     Steel-making capacity exceeds demand for steel products in some countries. Rather than reducing employment by rationalizing capacity with consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) have traditionally periodically exported steel at prices significantly below their home market prices and which may not reflect their costs of production or capital. This supply of imports can decrease the sensitivity of domestic steel prices to increases in demand or decrease our ability to recover our manufacturing costs. The excess capacity may create downward pressure on our steel prices which could adversely affect our sales, margins and profitability.
COMPLIANCE WITH AND CHANGES IN ENVIRONMENTAL AND REMEDIATION REQUIREMENTS COULD RESULT IN SUBSTANTIALLY INCREASED CAPITAL REQUIREMENTS AND OPERATING COSTS.
     Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, may have a material adverse effect on our results of operations and financial condition. Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state, Federal and international environmental laws and regulations concerning, among other matters, waste disposal, air emissions, waste and storm water effluent and disposal and employee health. New facilities that we may build, especially steel minimills, are required to obtain several environmental permits before significant construction or commencement of operations. Delays in obtaining permits or unanticipated conditions in such permits could delay the project or increase construction costs or operating expenses. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our minimills generate electric arc furnace dust (“EAF dust”), which the EPA and other regulatory authorities classify as hazardous waste. EAF dust requires special handling, recycling or disposal.
     In addition, the primary feed materials for the shredders operated by our scrap metal recycling facilities are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hull consists of unrecyclable material known as shredder fluff. After the segregation of ferrous and saleable nonferrous metals, shredder fluff remains. We, along with others in the recycling industry, interpret Federal regulations to require shredder fluff to meet certain criteria and pass a toxic leaching test to avoid classification as a hazardous waste. We also endeavor to remove hazardous contaminants from the feed material prior to shredding. As a result, we believe the shredder fluff we generate is not normally considered or properly classified as hazardous waste. If the laws, regulations or testing methods change with regard to EAF dust or shredder fluff or other by-products, we may incur additional significant expenditures.

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
     We may also be required to conduct additional clean up at sites where we have already participated in remediation efforts or to take remediation action with regard to sites formerly used in connection with our operations. We may be required to pay for a portion or all of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have arranged for treatment or disposal of hazardous substances on the sites. In cases of joint and several liability, we may be obligated to pay a disproportionate share of cleanup costs if other responsible parties are financially insolvent.
INCREASED REGULATION ASSOCIATED WITH CLIMATE CHANGE AND GREENHOUSE GAS EMISSIONS COULD IMPOSE SIGNIFICANT ADDITIONAL COSTS ON BOTH OUR STEELMAKING AND METALS RECYCLING OPERATIONS.
     The U.S. government and various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and greenhouse gas, or GHG emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. The potential costs of “allowances,” “offsets” or “credits” that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, we may see an increase in costs relating to our assets that emit significant amounts of greenhouse gases as a result of these regulatory initiatives. These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, operating performance and ability to compete.
RISKS RELATED TO OUR COMPANY
POTENTIAL LIMITATIONS ON OUR ABILITY TO ACCESS CREDIT FACILITIES MAY NEGATIVELY IMPACT OUR BUSINESS.
     Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities (see the discussion at page 37 of our liquidity), we could be adversely affected if our banks, the buyers of our commercial paper or other of the traditional sources supplying our short term borrowing requirements refused to honor their contract commitments or ceased lending. While we believe the lending institutions participating in our credit arrangements are financially capable, events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades. Our commercial paper program is ranked in the third highest category by Moody’s Investors Service (P-3) and by Standard & Poor’s Corporation (A-3). Our senior unsecured debt is investment grade rated by Standard & Poor’s Corporation (BBB-) and Moody’s Investors Service (Baa3). In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies. Lower ratings on our commercial paper program or our senior unsecured debt could impair our ability to obtain additional financing and will increase the cost of the financing that we do obtain.
SOME OF OUR CUSTOMERS MAY DEFAULT ON THE DEBTS THEY OWE TO US.
     Should the recent constraints on access to credit continue for a prolonged period some of our customers may struggle or fail to meet their obligations, especially if they in turn experience defaults on receivables due from their customers. A continued recession could result in our incurring bad debt costs in excess of our expectations and prior experience. In certain markets we have experienced a consolidation among those entities to whom we sell. This consolidation, along with higher metals and other commodity prices, has resulted in an increased credit risk spread among fewer customers often without a corresponding strengthening of their financial status. We have expanded our use of credit insurance for accounts receivable in our businesses. While we believe the insurance companies with whom our accounts receivable are insured are capable of meeting their contract obligations, it is possible that we may not be capable of recovering all of our insured losses should they experience significant losses threatening their viability. Additionally, credit insurance policies typically have relatively short policy periods and require pre-approval of customers with maximum insured limits established by customer. Should credit insurers incur large losses, the insurance may be more difficult to secure and when available likely only at increased costs with decreased coverage. While in many international sales transactions we require letters of credit from financial institutions which we believe to be financially secure, we may be at risk in the event the financial institution subsequently fails and the customer is unable to pay for the products we sold. A significant amount of our accounts receivable are considered to be open account uninsured accounts receivable. We regularly maintain a substantial amount of accounts receivable, at year end $824 million. During the fiscal year, we had net reductions to bad debt expense of $2.6 million, charged off accounts receivable of $11.6 million and had recoveries of $1.8 million and at year end our allowance for doubtful accounts was approximately $30 million.
POTENTIAL IMPACT OF OUR CUSTOMERS’ NON-COMPLIANCE WITH EXISTING COMMERCIAL CONTRACTS AND COMMITMENTS.
     Most consumers of the metals products we sell have been negatively impacted by the recession. Many of our customers have experienced reductions, some substantial, in their operations. Prices for many of the metals products we sell have declined, some substantially. These factors have contributed to attempts by some customers to seek renegotiation or cancellation of their existing purchase commitments. Some of our customers have breached previously agreed upon contracts to buy our products by refusing delivery of the products. Where appropriate we have and will in the future pursue litigation to recover our damages resulting from customer contract defaults. A large number of our customers defaulting on existing contractual obligations to purchase our products would have a material impact on our results of operations.
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

     Our credit facility also requires that we meet certain financial tests and maintain certain financial ratios, including a maximum debt to capitalization and interest coverage ratios and a minimum liquidity requirement.
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
FLUCTUATIONS IN THE VALUE OF THE U.S. DOLLAR RELATIVE TO OTHER CURRENCIES MAY ADVERSELY AFFECT OUR BUSINESS.
     Fluctuations in the value of the U.S. dollar can be expected to affect our business. In particular major changes in the rate of exchange of China’s renminbi or the value of the euro to the U.S. dollar could negatively impact our business. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the United States by our foreign competitors while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of nonferrous scrap metal by our Americas Recycling segment we have not recently been a significant exporter of metal products from our United States operations. Economic difficulties in some large steel producing regions of the world resulting in lower local demand for steel products have historically encouraged greater steel exports to the United States at depressed prices which can be exacerbated by a strong dollar. As a result, our products which are made in the United States may become relatively more expensive as compared to imported steel, which has had and in the future could have a negative impact on our sales, revenues, profitability and cash flows.
     A strong U.S. dollar hampers our international marketing and distribution business. Weak local currencies limit the amount of U.S. dollar denominated products that we can import for our international operations and limit our ability to be competitive against local producers selling in local currencies.
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
These types of events may affect our ability to operate our business and could negatively affect our results of operations.

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
IF WE LOSE THE SERVICES OF KEY EMPLOYEES WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR OPERATIONS AND MEET OUR STRATEGIC OBJECTIVES.
     Our future success depends, in large part, on the continued service of our officers and other key employees and our ability to continue to attract and retain additional highly qualified personnel. These employees are integral to our success based on their expertise and knowledge of our business and products. We compete for such personnel with other companies including public and private company competitors who may periodically offer more favorable terms of employment. The loss or interruption of the services of a number of our key employees could reduce our ability to effectively manage our operations due to the fact that we may not be able to find in a timely manner, appropriate replacement personnel should the need arise.
WE MAY HAVE DIFFICULTY COMPETING WITH COMPANIES THAT HAVE A LOWER COST STRUCTURE OR ACCESS TO GREATER FINANCIAL RESOURCES.
     We compete with regional, national and foreign manufacturers and traders. Consolidation among participants in the steel manufacturing and recycling industries has resulted in fewer competitors but several which are significantly larger. Some of our larger competitors have greater financial resources and more diverse businesses than us. Some of our foreign competitors may be able to pursue business opportunities without regard for the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure, more operating flexibility and consequently they may be able to offer better prices and more services than we can. There is no assurance that we will be able to compete successfully with these companies. Any of these results could have a material adverse effect on our business, financial condition or results of operations.
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
SCRAP AND OTHER SUPPLIES FOR OUR BUSINESSES ARE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

     We depend on ferrous scrap, the primary feedstock for our steel minimills and other supplies such as graphite electrodes and ferroalloys for our steel minimill operations. Although we believe that the supply of scrap is adequate to meet future needs, the price of scrap and other supplies has historically been subject to significant fluctuation. Our future profitability will be adversely affected if we are unable to pass on to our customers increased raw material and supply costs. We may not be able to adjust our product prices to recover the costs of rapid increases in material prices, especially over the short-term and in our domestic fabrication segment’s fixed price fabrication contracts.
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
COMPETITION FROM OTHER MATERIALS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS.
     In many applications, steel competes with other materials, such as aluminum and plastics (particularly in the automobile industry), cement, composites, glass and wood. Increased use of or additional substitutes for steel products could adversely affect future market prices and demand for steel products.
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
     Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, called CERCLA or Superfund, or similar state statutes, we may have obligations to conduct investigation and remediation activities associated with alleged releases of hazardous substances or to reimburse the EPA (or state agencies as applicable) for such activities and to pay for natural resource damages associated with alleged releases. We have been named a potentially responsible party at several Federal and state Superfund sites because the EPA or an equivalent state agency contends that we and other potentially responsible scrap metal suppliers are liable for the cleanup of those sites as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.
     Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with various environmental matters or the effect on our consolidated financial position, we make accruals as warranted. Due to inherent uncertainties, including evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors, the amounts we accrue could vary significantly from the amounts we ultimately are required to pay, which could have a material adverse effect on our earnings and cash flow.
WE ARE SUBJECT TO LITIGATION WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.
     We are involved in various litigation matters, including regulatory proceedings, administrative proceedings, governmental investigations, environmental matters and construction contract disputes. The nature of our operations also exposes us to possible litigation claims in the future. Although we make every effort to avoid litigation, these matters are not totally within our control. We will contest these matters vigorously and have made insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. These matters could have a material adverse affect on our financial condition and profitability. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our financial condition and profitability. Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors.
SOME OF OUR OPERATIONS PRESENT SIGNIFICANT RISK OF INJURY OR DEATH.
     The industrial activities conducted at our facilities present significant risk of serious injury or death to our employees, customers or other visitors to our operations, notwithstanding our safety precautions, including our material compliance with Federal, state and local employee health and safety regulations. While we have in place policies and procedures to minimize such risks, we may nevertheless be unable to avoid material liabilities for an injury or death. Even though we maintain workers’ compensation insurance to address the risk of incurring material liabilities for injury or death, there can be no assurance that the insurance coverage will be adequate or will continue to be available on the terms acceptable to us, or at all, which could result in material liabilities to us for an injury or death.

OUR SYSTEM OF INTERNAL CONTROLS MUST BE AUDITED ANNUALLY AND THE OCCURRENCE OF A MATERIAL WEAKNESS MAY NEGATIVELY IMPACT OUR BUSINESS REPUTATION, CREDIT RATINGS AND PARTICIPATION IN CAPITAL MARKETS.
     Under the Sarbanes-Oxley Act, management must assess the design and functioning of our system of financial internal control. Our independent registered public accounting firm must then certify the effectiveness of our internal controls. Discovery and disclosure of a material weakness, by definition, may have a material adverse impact on our financial statements. Such an occurrence may discourage certain customers or suppliers from doing business with us, may cause downgrades in our debt ratings leading to higher borrowing costs, and may affect how our stock trades. This may in turn negatively affect our ability to access public debt or equity markets for capital.
HEALTH CARE LEGISLATION COULD RESULT IN SUBSTANTIALLY INCREASED COSTS AND NEGATIVELY AFFECT OUR WORKFORCE.
     Recently enacted health care mandates may cause us to evaluate the scope of health benefits offered to our workforce, the method in which they are delivered, and increase our and our employees’ costs. If we are not able to offer a competitive level of benefits, it may negatively affect the hiring and retention of qualified personnel. Higher health care costs may reduce our earnings resulting in (i) an inability to reinvest sufficient capital in our operations, (ii) an inability to sustain dividends, (iii) lowered debt ratings and (iv) an increase in the cost of capital, all of which may have a negative effect on our share price.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our Texas steel minimill is located on approximately 660 acres of land that we own. Our Texas minimill facilities include several buildings that occupy approximately 850,000 square feet. Our Alabama steel minimill is located on approximately 70 acres of land, and it includes several buildings that occupy approximately 540,000 square feet. We utilize our facilities at the Texas and Alabama steel minimills for manufacturing, storage, office and other related uses. Our South Carolina steel minimill is located on approximately 110 acres of land, and the buildings occupy approximately 700,000 square feet. Our Arkansas steel minimill is located on approximately 140 acres of land, and the buildings occupy approximately 240,000 square feet. Our Arizona steel micro mill is located on approximately 230 acres of land, and the buildings occupy approximately 130,000 square feet. We lease approximately 30 acres of land at the Alabama minimill and all the land at the Arkansas and South Carolina minimills in connection with revenue bond financing or property tax incentives. We may purchase the land at the termination of the leases or earlier for a nominal sum. Howell Metal Company owns approximately 75 acres of land in New Market, Virginia, with buildings occupying approximately 410,000 square feet.
     Our Americas Recycling segment’s plants occupy approximately 820 acres of land that we own in Alabama, Arkansas, Florida, Georgia, Kansas, Louisiana, Missouri, North Carolina, Oklahoma, South Carolina, Tennessee and Texas. The recycling segment’s other scrap metal processing locations are on approximately 50 acres of leased land.
     The facilities of our Americas Fabrication segment utilize approximately 1,400 acres of land, of which we lease approximately 100 acres of land, at various locations in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Louisiana, Mississippi, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia.
     CMCZ’s steel manufacturing operations are located in Zawiercie in South Central Poland about 40 kilometers from Katowice. CMCZ and subsidiaries lease approximately 98% of the 2 million square meters of land utilized by the principal operations with a small balance owned. The land is leased from the State of Poland under contracts with 99 year durations and are considered to create a right of perpetual usufruct. The leases expire beginning in 2089 through 2100. The principal operations are conducted in buildings having an area of approximately 260,000 square meters. The seven major buildings in use have all been constructed on or after 1974. The real estate is also developed with over 130 other buildings including warehouses, administrative offices, workshops, garage, transformer stations, pumping stations, gas stations, boiler houses, gate houses and contains some structures leased to unrelated parties, CMCZ subsidiaries and affiliated companies. Other much smaller tracts of land are leased or owned in nearby communities including those utilized by six affiliated scrap processing facilities. Our international fabrication operations utilize approximately 136,000 square meters of land which is either owned or subject to a perpetual usufruct.
     CMCS is located on approximately 880,000 square meters, which we own, at Sisak in Central Croatia, approximately 30 miles southeast of Zagreb. The principal operations are conducted in buildings having an area of approximately 180,000 square meters.
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
     The leases on the leased properties described above will expire on various dates and with the exception of the CMCZ leases described above, generally over the next six years. Several of the leases have renewal options. We have had little difficulty renewing such leases as they expire. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2010, to be paid during fiscal 2011, to be approximately $24 million. We also lease a portion of the equipment we use in our plants. We estimate our minimum annual rental obligation for equipment operating leases in effect at August 31, 2010, to be paid during fiscal 2011, to be approximately $17 million.
ITEM 3. LEGAL PROCEEDINGS
     On September 18, 2008, we were served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including Commercial Metals Company. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and September 2008, seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest. Since the filing of this lawsuit, additional plaintiffs have filed class action lawsuits naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. We believe that the lawsuits are without merit and plan to aggressively defend the actions.
     We have received notices from the EPA or state agencies with similar responsibility that we and numerous other parties are considered PRPs and may be obligated under CERCLA, or similar state statute, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at ten locations. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. The EPA or respective state agency refers to these locations, none of which involve real estate we ever owned or conducted operations upon, as the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Stoller Site in Jericho, South Carolina, the Jensen Drive site in Houston, Texas, and the Industrial Salvage site in Corpus Christi, Texas. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites. We do not know if any of these inquiries will ultimately result in a demand for payment from us.
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
     We believe that adequate provision has been made in the financial statements for the potential impact of any loss in connection with the above-described legal proceedings, environmental matters, government proceedings, and disputes that could result in additional litigation, some of which may have a material impact on earnings and cash flows for a particular quarter. Management believes that the outcome of the suits and proceedings mentioned, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on our business, consolidated financial position or liquidity.
ITEM 4. REMOVED AND RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND DIVIDEND INFORMATION
     The table below summarizes the high and low sales prices reported on the New York Stock Exchange for our common stock and the quarterly cash dividends we paid for the past two fiscal years.
PRICE RANGE
OF COMMON STOCK

2010
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$21.29	$13.30	12 cents
2nd	17.52	13.16	12 cents
3rd	18.18	12.66	12 cents
4th	16.49	12.12	12 cents

2009
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$25.76	$6.25	12 cents
2nd	14.37	8.50	12 cents
3rd	17.53	8.83	12 cents
4th	18.54	13.18	12 cents
     Since 1982, our common stock has been listed and traded on the New York Stock Exchange. From 1959 until the NYSE listing in 1982, our common stock was traded on the American Stock Exchange. The number of shareholders of record of our common stock at October 22, 2010, was 4,744.

EQUITY COMPENSATION PLANS
     Information about our equity compensation plans as of August 31, 2010, that was either approved or not approved by our stockholders is as follows:

C.
NUMBER OF SECURITIES
	A.		REMAINING AVAILABLE FOR FUTURE
	NUMBER OF SECURITIES	B.	ISSUANCE UNDER EQUITY
	TO BE ISSUED	WEIGHTED-AVERAGE	COMPENSATION PLANS
	UPON EXERCISE OF	EXERCISE PRICE OF	(EXCLUDING SECURITIES
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	REFLECTED IN COLUMN
PLAN CATEGORY	WARRANTS AND RIGHTS	WARRANTS AND RIGHTS	(A))
Equity Compensation plans approved by security holders	3,922,016	$23.67	6,566,043
Equity Compensation plans not approved by security holders	—	—	—
TOTAL	3,922,016	$23.67	6,566,043

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our common stock during the five year period beginning September 1, 2005 and ending August 31, 2010 with the Standard & Poor’s 500 Composite Stock Price Index also known as the “S&P 500” and the Standard & Poor’s Steel Industry Group Index also known as the “S&P Steel Group.” Each index assumes $100 invested at the close of trading August 31, 2005, and reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Commercial Metals Company, The S&P 500 Index
and The S&P Steel Index

	8/05	8/06	8/07	8/08	8/09	8/10
Commercial Metals Company	100.00	145.40	196.91	179.97	121.07	96.06
S&P 500	100.00	108.88	125.36	111.40	91.06	95.53
S&P Steel	100.00	171.62	237.52	239.35	142.02	145.58

ITEM 6. SELECTED FINANCIAL DATA
The table below sets forth a summary of our selected consolidated financial information for the periods indicated. The per share amounts have been adjusted to reflect any stock splits and stock dividends.
FOR THE YEAR ENDED AUGUST 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2010	2009	2008	2007	2006
Net sales *	$6,306,102	$6,409,376	$9,896,637	$7,881,472	$6,814,463
Net earnings (loss) attributable to CMC	(205,344)	20,802	231,966	355,431	356,347
Diluted earnings (loss) per share	(1.81)	0.18	1.97	2.92	2.89
Total assets	3,706,153	3,687,556	4,746,371	3,472,663	2,898,868
Stockholders’ equity attributable to CMC	1,250,736	1,529,693	1,638,383	1,548,567	1,220,104
Long-term debt	1,197,282	1,181,740	1,197,533	706,817	322,086
Cash dividends per share	0.48	0.48	0.45	0.33	0.17
Ratio of earnings to fixed charges	**	1.20	4.78	11.16	14.80

*	Excludes the net sales of divisions classified as discontinued operations.

**	Earnings for the year ended August 31, 2010 were inadequate to cover fixed charges. The coverage deficiency was approximately $267 million. We believe that our operations for fiscal year 2011 will be sufficient to cover fixed charges.
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
See the section entitled “Risk Factors” in this Annual Report on Form 10-K for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. These factors and the other risk factors described in this Annual Report on Form 10-K are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, we cannot assure you that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, we caution prospective investors not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K.
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

Americas Mills Operations
We conduct our domestic mills operations through a network of:
•	steel mills, commonly referred to as “minimills” or in the case of the Arizona mill a “micro mill,” that produce one or more of reinforcing bar, angles, flats, rounds, small beams, fence-post sections and other shapes; and

•	a copper tube minimill which is aggregated with the Company’s steel minimills because it has similar economic characteristics; and

•	one scrap metal shredder processing facility that directly supports the adjoining steel minimill.
Americas Fabrication Operations
We conduct our domestic fabrication operations through a network of:
•	steel plants that bend, weld, cut and fabricate steel, primarily reinforcing bar and angles;

•	warehouses that sell or rent products for the installation of concrete;

•	plants that produce steel fence posts; and

•	plants that treat steel with heat to strengthen and provide flexibility.
International Mills Operations
International Mills includes our Polish (“CMCZ”) and Croatian (“CMCS”) mills, as well as our recycling and fabrication operations in Europe, and have been presented as a separate segment because the economic characteristics of the market and the regulatory environment in which our international mills operate is different from our domestic minimills. We conduct our operations through:
•	two rolling mills that produce primarily reinforcing bar and high quality merchant products;

•	a rolling mill that produces primarily wire rod;

•	a specialty rod finishing mill;

•	our scrap processing facilities that directly support the CMCZ minimill;

•	four steel fabrication plants primarily for reinforcing bar and mesh; and

•	an electric arc furnace based steel pipe manufacturer.
International Marketing and Distribution Operations
We market and distribute steel, copper and aluminum coil, sheet and tubing, ores, metal concentrates, industrial minerals, ferroalloys and chemicals through our network of marketing and distribution offices, processing facilities and joint ventures domestically and internationally. Our customers use these products in a variety of industries.
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
Revenue Recognition and Allowance for Doubtful Accounts We recognize sales when title passes to the customer either when goods are shipped or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. When we estimate that a contract with one of our customers will result in a loss, we accrue the calculated loss as soon as it is probable and estimable. We account for fabrication projects based on the percentage of completion accounting method. We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers’ financial condition.

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
Inventory Cost We determine inventory cost for most domestic inventories by the last-in, first-out method, or LIFO. We calculate our LIFO reserve by using quantities and costs at period end and recording the resulting LIFO income or expense in its entirety. Inventory cost for international and remaining inventories is determined by the first-in, first-out method, or FIFO. We record all inventories at the lower of their cost or market value.
Goodwill We test for impairment of goodwill by estimating the fair value of each reporting unit compared to its carrying value. Our reporting units are based on our internal reporting structure and represent an operating segment or a reporting level below an operating segment. Additionally, our reporting units are aggregated based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. We have determined our reporting units that have a significant amount of goodwill to be our domestic recycling and domestic fabrication segments. We use a discounted cash flow model to calculate the fair value of our reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions. We perform the goodwill impairment test in the fourth quarter of each fiscal year and when changes in circumstances indicate an impairment event may have occurred. Based on our analysis during the fourth quarter of 2010, the estimated fair value of our reporting units substantially exceeded their carrying values.
Long-Lived Assets We evaluate the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted. Our domestic and international mills, fabrication and recycling businesses are capital intensive. Some of the estimated values for assets that we currently use in our operations are based upon judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer’s different viewpoint of future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets’ economically useful lives and are evaluated annually. To the extent that an asset’s actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.
Other Accounting Policies and New Accounting Pronouncements See Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements.
Consolidated Results of Operations

	Year ended August 31,
(in millions except share data)	2010	2009	2008

Net sales*	$6,306	$6,409	$9,897
Net earnings (loss) from continuing operations attributable to CMC	(166.7)	1.7	244.6
Per diluted share	(1.47)	0.02	2.08
Adjusted EBITDA	14.9	275.2	531.4
International net sales	3,091	2,731	4,591
As % of total sales	49%	43%	46%
LIFO (income) expense** effect on net earnings attributable to CMC	(7.4)	(208.4)	209.1
Per diluted share	(0.07)	(1.83)	1.78

*	Excludes divisions classified as discontinued operations.

**	Last in, first out inventory valuation method.

In the table above, we have included a financial statement measure that was not derived in accordance with GAAP. We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation, amortization and impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our long-term cash incentive performance plan for management and part of a debt compliance test for our revolving credit agreement and our accounts receivable securitization program. Reconciliations from net earnings (loss) from continuing operations attributable to CMC to adjusted EDITDA are provided below for the years ended August 31:

(in millions)	2010	2009	2008

Net earnings (loss) from continuing operations attributable to CMC	$(166.7)	$1.7	$244.6
Interest expense	75.5	77.0	58.3
Income taxes (benefit)	(38.1)	0.7	112.3
Depreciation, amortization and impairment charges	168.4	151.4	124.4

Adjusted EBITDA from continuing operations	$39.1	$230.8	539.6
Adjusted EBITDA from discontinued operations	(24.2)	44.4	(8.2)

Adjusted EBITDA	$14.9	$275.2	$531.4

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
The following events and performances had a significant financial impact during 2010 as compared to 2009 or are expected to be significant for our future operations:
1.	In response to volatile prices, weakening demand, and continued global liquidity and credit crisis, we recorded the following consolidated expenses in continuing operations during 2010: lower of cost or market inventory adjustments of $45.8 million and severance costs of $9.8 million.

2.	During the second quarter of 2010, we decided to exit the joist and deck business and incurred $31.3 million of charges to impair fixed assets and intangibles, $11.7 million of severance and $7.4 million of inventory charges. This division previously included in the Americas Fabrication segment is presented as a discontinued operation.

3.	We recorded after-tax LIFO income of $7.4 million ($0.07 per diluted share) compared to LIFO income of $208.4 million ($1.83 per diluted share) in 2009.

4.	Improved demand drove prices and volumes for our Americas Recycling segment which resulted in an 81% increase in net sales and a $104.8 million increase in adjusted operating results.

5.	Net sales of the Americas Mills segment increased 11% due to higher shipments but adjusted operating profit declined 87% from lower average selling prices combined with an increase in material costs.

6.	Our Americas Fabrication segment showed a 29% decrease in net sales and an adjusted operating loss of $107.8 million from the continued decline in market demand and lower average selling prices.

7.	Net sales of our International Mills segment remained flat as compared to 2009 but showed a 23% decrease in adjusted operating loss from improved demand and pricing in construction markets in Poland offset by continuing losses in Croatia.

8.	Our International Marketing and Distribution segment reported a 13% decline in net sales, however, reported adjusted operating profit of $74.7 million resulting from margin expansion from this segment’s global presence and ability to participate in markets experiencing economic recovery.

9.	Significant capital expenditure projects in 2010 include a new flexible rolling mill at CMCZ (Poland) and a new furnace at CMCS (Croatia) which were completed during the third quarter of 2010. A new ladle metallurgical station was commissioned in September 2010.
Segments
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
The following table shows net sales and adjusted operating profit (loss) by business segment:

	Year ended August 31,
(in millions)	2010	2009	2008

Net sales:
Americas Recycling	$1,424	$785	$2,189
Americas Mills	1,395	1,253	1,966
Americas Fabrication	1,140	1,596	1,741
International Mills	764	754	1,234
International Marketing and Distribution	2,464	2,827	3,975
Corporate	4	(11)	(2)
Eliminations	(885)	(795)	(1,206)
Adjusted operating profit (loss):
Americas Recycling	15.2	(89.6)	145.8
Americas Mills	33.3	263.4	207.8
Americas Fabrication	(107.8)	145.7	(8.6)
International Mills	(73.5)	(96.0)	99.7
International Marketing and Distribution	74.7	(53.1)	82.1
Corporate	(70.7)	(94.8)	(99.5)
Eliminations	3.6	8.2	(0.5)
Discontinued Operations	(59.8)	32.6	(18.9)
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

	Three Months Ended		Twelve Months Ended
	August 31,		August 31,
(in thousands)	2010	2009	2010	2009

Americas Recycling	$3,142	$(8,253)	$(11,072)	$27,049
Americas Mills	10,665	(8,713)	(27,327)	135,541
Americas Fabrication	6,553	21,833	(9,968)	86,859
International Marketing and Distribution	6,556	24,176	40,372	6,065
Discontinued Operations	9,030	8,476	19,356	65,081

Consolidated pre-tax LIFO income (expense)	$35,946	$37,519	$11,361	$320,595

2010 Compared to 2009
Americas Recycling During 2010, scrap prices, metal margins and shipments increased as this segment began recovering from the economic recession that significantly impacted operating results in 2009. Adjusted operating profit for 2010 was driven by improved margins from both prices and volumes and cost containment efforts. Metal margins were negatively impacted by LIFO expense of $11.1 million in 2010 as compared to LIFO income of $27.0 million in 2009. Ferrous pricing was stronger as domestic mill operating rates increased and general manufacturing output was higher. Nonferrous pricing was driven by strong export demand, primarily from Asia. We exported 10% of our ferrous scrap tonnage and 40% of our nonferrous scrap tonnage during the year.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands) for the year ended August 31:

			Increase
	2010	2009	Amount	%

Average ferrous selling price	$264	$181	$83	46%
Average nonferrous selling price	$2,634	$1,824	$810	44%
Ferrous tons shipped	2,289	1,817	472	26%
Nonferrous tons shipped	239	203	36	18%
Total volume processed and shipped	2,535	2,033	502	25%
Americas Mills We include our five domestic steel mills and our copper tube minimill in our Americas Mills segment.
Within the segment, adjusted operating profit for our five domestic steel mills was $29.8 million for 2010 as compared to $239.6 million for 2009. Adjusted operating profit primarily declined from ferrous margin compression as scrap prices increased at a greater rate than average selling prices and start-up costs at our new mill in Arizona. Additionally, we recorded LIFO expense of $19.2 million in 2010 as compared to LIFO income of $121.0 million in 2009. Our mills ran at 63% utilization during 2010 as compared to 60% during 2009. Rebar accounted for 52% of tonnage shipped, a decrease from 58% in 2009. Higher production rates as well as price increases in some alloys and natural gas rates resulted in an overall increase of $9.4 million in electrode, alloys and energy costs.
The table below reflects steel and ferrous scrap prices per ton for the year ended August 31:

			Increase (Decrease)
	2010	2009	Amount	%

Average mill selling price (finished goods)	$618	$662	$(44)	(7%)
Average mill selling price (total sales)	584	642	(58)	(9%)
Average cost of ferrous scrap consumed	292	254	38	15%
Average FIFO metal margin	292	388	(96)	(25%)
Average ferrous scrap purchase price	259	195	64	33%
The table below reflects our domestic steel mills’ operating statistics (short tons in thousands) for the year ended August 31:

			Increase
	2010	2009	Amount	%

Tons melted	2,077	1,599	478	30%
Tons rolled	1,734	1,478	256	17%
Tons shipped	2,156	1,736	420	24%
Our copper tube minimill’s adjusted operating profit decreased $20.3 million to $3.5 million during 2010 as compared to 2009 primarily due to an increase in LIFO expense for 2010 of $22.7 million.
The table below reflects our copper tube minimill’s operating statistics for the year ended August 31:

			Decrease
(pounds in millions)	2010	2009	Amount	%

Pounds shipped	42.6	48.2	(5.6)	(12%)
Pounds produced	40.9	45.5	(4.6)	(10%)

Americas Fabrication This segment continues to face challenging market conditions including strong competition, weak selling prices, lack luster demand and high steel costs eroding profits. As a result, this segment experienced significant declines in the average selling price and shipments which resulted in an adjusted operating loss of $107.8 million as compared to a profit of $145.7 million in 2009. Results were also negatively impacted by a decline in LIFO income of $96.8 million in 2010 as compared to 2009. Public works remained the most positive end-use markets for this segment. Although most divisions reported a loss for the year, our post plants and specialty heat treating operations were profitable for 2010. The composite average fabrication selling price was $768 per ton, down from $1,037 per ton in 2009.
The tables below shows our average fabrication selling prices per short ton and total fabrication plant shipments for the year ended August 31:

			Decrease
Average selling price*	2010	2009	Amount	%

Rebar	$720	$980	$(260)	(27%)
Structural	1,835	3,037	(1,202)	(40%)
Post	881	956	(75)	(8%)

*	Excludes stock and buyout sales.

			Increase (Decrease)
Tons shipped (in thousands)	2010	2009	Amount	%

Rebar	830	1,010	(180)	(18%)
Structural	54	70	(16)	(23%)
Post	95	69	26	38%
International Mills CMC Zawiercie (“CMCZ”) had an adjusted operating loss of $31.6 million during 2010 as compared to an adjusted operating loss of $58.1 million during 2009. During 2010, this segment continued the trend of strong volumes combined with compressed metal margins. Metal margin continued to be compressed as ferrous scrap prices were driven by global demand while average selling prices increased slightly as the local market remained intensely competitive. Shipments included 297 thousand tons of billets compared to 241 thousand tons of billets in the prior year. During 2010, we hot commissioned our new flexible rolling mill which, when combined with our existing long products, wire rod mills and rod block, will enable us to upgrade, expand and tailor our product offerings.
The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

					Increase (Decrease)
	2010		2009		Amount		%

Tons melted	1,468		1,269		199		16%
Tons rolled	1,107		997		110		11%
Tons shipped	1,387		1,258		129		10%
Average mill selling price (total sales)	1,382	PLN	1,351	PLN	31	PLN	2%
Averaged ferrous scrap production cost	880	PLN	785	PLN	95	PLN	12%
Average metal margin	502	PLN	566	PLN	(64	) PLN	(11%)
Average ferrous scrap purchase price	730	PLN	613	PLN	117	PLN	19%
Average mill selling price (total sales)	$461		$457		$4		1%
Average ferrous scrap production cost	$295		$255		$40		16%
Average metal margin	$166		$202		$(36)		(18%)
Average ferrous scrap purchase price	$244		$202		$42		21%

PLN — Polish zlotys
CMC Sisak (“CMCS”) reported an adjusted operating loss of $41.9 million during 2010 as compared to an adjusted operating loss of $37.9 million during 2009 as the challenging economic conditions remained. CMCS melted 89 thousand tons, rolled 64 thousand tons and shipped 61 thousand tons during 2010 as compared to 49 thousand tons melted, 63 thousand tons rolled and 67 thousand tons shipped during 2009. CMCS completed its furnace renovation during 2010, produced 40 thousand tons of steel with the new furnace and significantly increased its backlog.

Our fabrication operations in Poland and Germany had an adjusted operating loss of $4.7 million during 2010, a decrease in adjusted operating loss of $13.9 million from 2009. These results are included in the overall results of CMCZ discussed above.
International Marketing and Distribution This segment reported a decrease in sales, but an increase in adjusted operating results primarily from our international geographic presence and ability to participate in markets recovering from the global recession, primarily Asia and several markets in Europe. Additionally, improved pricing minimized the need for contract and inventory loss charges during 2010. Each of our major geographic marketing operations were profitable for 2010.
Corporate Our corporate expenses decreased $24.1 million in 2010 to $70.7 million primarily due to our cost containment initiative and fewer costs associated with the global installation of SAP software.
Consolidated Data The LIFO method of inventory valuation increased our net loss from continuing operations by $5.2 million ($0.05 per diluted share) for 2010 as compared to increasing our net earnings by $166.1 million ($1.46 per diluted share) for 2009. Our overall selling, general and administrative (“SG&A”) expenses decreased by $94.0 million, or 15%, for 2010 as compared to 2009. SG&A expenses primarily declined from our cost containment initiative, reductions in bad debt expense and fewer costs incurred with the global installation of SAP software.
Our interest expense decreased by $1.5 million to $75.5 million during 2010 as compared to 2009 from the favorable impact of interest rate swap transactions of $5.7 million and a reduction in the use of discounted letters of credit offset by less capitalized interest as a result of completed capital projects during 2010.
Our effective tax rate from continuing operations for the year ended August 31, 2010 was 18.6% as compared to 38.6% in 2009. Our effective tax rate for 2010 varies from our statutory rate due to lower tax rate jurisdictions incurring losses along with the recording of valuation allowances against the deferred tax asset of the Company’s Croatian and German subsidiaries due to the uncertainty of their realization.
Discontinued Operations Adjusted operating results for our divisions classified as discontinued operations decreased to a loss of $59.8 million from adjusted operating profit of $32.6 million in 2009. The decrease in adjusted operating results is primarily due to significant costs associated with our decision to exit our joist and deck business during the second quarter of 2010. Additionally, these divisions recorded a LIFO income of $19.4 million in 2010 as compared to LIFO income of $65.1 million in 2009. The results for 2009 include our joist and deck business in addition to one of our U.S. trading divisions which was winding down operations in 2009 and dissolved as of August 31, 2009.
Outlook
By August 31, 2011, we believe the long-delayed recovery in U.S. non-residential construction should begin. Public non-residential construction remains our most consistent domestic market. Through September 2010, barely half of the stimulus dollars aimed at highway funds had been dispersed. With high unemployment, tight credit, and a general lack of confidence, private non-residential construction will, in all likelihood, remain weak during the year ending August 31, 2011. China has many years of growth ahead. Poland will be in high gear in anticipation of hosting the 2012 Euro Cup. Croatia’s accession to the European Union should be resolved, opening new markets for pipe sales.
By segment, we anticipate Americas Recycling to improve as industrial manufacturing recovers. Our Americas Mills should benefit as well. Though our micromill in Arizona has proven new technology, it will require significant recovery in state budgets, particularly California, to meet profit expectations. Our Americas Fabrication operations are mid-to-late cycle exposed; the challenges will continue. With a new regional structure in the Americas, we believe we can better harness the benefits of our vertical integration. Our greatest opportunities for turnarounds are the utilization of our enhanced product mix in Poland and stemming our losses in Croatia. Our global marketing expertise is expected to take advantage of opportunities as they arise. And everywhere, we will strive to operate under a lower cost structure with improvements in business processes and efficiencies.

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

The table below reflects our copper tube minimill’s operating statistics for the year ended August 31:

			Decrease
(pounds in millions)	2009	2008	Amount	%

Pounds shipped	48.2	52.3	(4.1)	(8%)
Pounds produced	45.5	46.8	(1.3)	(3%)
Americas Fabrication During 2009, rebar, structural, and construction services were profitable while post operations incurred losses. Profits were attributable to margin improvements on lower material costs supplying relatively high-priced backlog shipments as compared to 2008 which included rising prices and margin compression for our fabrication business. As the economic conditions continued to deteriorate during 2009, the prices and the volume associated with the backlog decreased leading to lower sales and shipments during the end of fiscal 2009. Losses in post operations were caused by high-priced raw material in inventory running through production and strong competition for dwindling tons in joist operations. The composite average fabrication selling price was $1,037 per ton, up from $975 per ton in 2008. Rebar shipments were positively impacted by acquisitions of CMC Coating and CMC Regional Steel.
The tables below shows our average fabrication selling prices per short ton and total fabrication plant shipments for the year ended August 31:

			Increase
Average selling price*	2009	2008	Amount	%

Rebar	$980	$909	$71	8%
Structural	3,037	2,697	340	13%
Post	956	834	122	15%

*	Excludes stock and buyout sales.

			Decrease
Tons shipped (in thousands)	2009	2008	Amount	%

Rebar	1,010	1,061	(51)	(5%)
Structural	70	90	(20)	(22%)
Post	69	106	(37)	(35%)
International Mills Weak international steel markets, metal margin compression, mill start-up costs and lower of cost or market inventory adjustments caused by rapidly falling sales prices resulted in an adjusted operating loss for this segment in 2009. CMC Zawiercie (“CMCZ”) had an adjusted operating loss of $58.1 million in 2009 compared to an adjusted operating profit of $125.0 million in 2008 primarily due to compressed metal margins combined with a 12% decline in volume. Shipments included 241 thousand tons of billets compared to 373 thousand tons of billets in the prior year. We successfully rolled 22 thousand tons of material on our newly commissioned wire rod block.
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

PLN — Polish zlotys

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
Our fabrication operations in Poland and Germany had an adjusted operating loss of $18.6 million during 2009, a decrease in adjusted operating results of $20.6 million during 2008. These results are included in the overall results of CMCZ discussed above. We opened a fabrication facility in Zyrardow, Poland, located west of Warsaw during 2009.
International Marketing and Distribution This segment’s net sales decreased and we incurred an adjusted operating loss during 2009 driven by reduced market demand and inventory valuation adjustments as pricing fell during 2009. The downturn in steel markets continues in Europe while parts of Asia and Australia are showing signs of recovery. The global financial crisis contributed to customer noncompliance with contracts, market claims and price renegotiations. Additionally, demand was negatively impacted as customers were not willing to be exposed to lead times for imported material in the volatile pricing environment. Our largest challenge for this segment remains in our domestic steel import and distribution business which incurred substantial losses. This segment recorded approximately $96 million of inventory charges, $19 million of bad debt expense and $10 million of contract losses during 2009. Our raw materials import business remained profitable.
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
Consolidated Data The LIFO method of inventory valuation increased our net earnings from continuing operations by $166.1 million ($1.46 per diluted share) for 2009 as compared to decreasing our net earnings by $185.4 million ($1.58 diluted share) for 2008. Our overall selling, general and administrative (“SG&A”) expenses decreased by $34.2 million (5%) for 2009 as compared to 2008. SG&A expense primarily declined due to decreased bonus and profit sharing expenses and cost incurred for the global installation of SAP software partially offset by increased salary expense because of company growth, including recent acquisitions, increased bad debt expense and severance expense.
Our interest expense increased by $18.7 million to $77.0 million during 2009 as compared to 2008 primarily due to the issuance of $500 million in senior unsecured notes in August 2008 and increased debt outstanding internationally during the current fiscal year which was offset in part by the repayment of $100 million senior unsecured notes in February 2009.
Our effective tax rate from continuing operations for the year ended August 31, 2009 was 38.6% as compared to 31.4% in 2008. Our effective tax rate for 2009 varies from our statutory rate due to lower tax rate jurisdictions (predominately international) incurring losses and higher rate jurisdictions generating income. As of August 31, 2009, it is our intention to indefinitely reinvest earnings of non-U.S. subsidiaries. As a result, the deferred income tax liability relating to prior periods has been reversed positively impacting our effective tax rate for 2009.
Discontinued Operations Adjusted operating profit for our divisions classified as discontinued operations increased to $32.6 million from adjusted operating loss of $18.9 million in 2008. The change primarily resulted from LIFO income of $65.1 million in 2009 as compared to LIFO expense of $36.5 million in 2008 offset by increased operating losses and costs incurred with ceasing operations for one of our U.S. trading operations in 2009.

2010 Liquidity and Capital Resources
See Note 6, Credit Arrangements, to the consolidated financial statements.
We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, however, we could be adversely affected if our banks, the potential buyers of our commercial paper or other of the traditional sources supplying our short-term borrowing requirements refuse to honor their contractual commitments, cease lending or declare bankruptcy. While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades.
The table below reflects our sources, facilities and availability of liquidity and capital resources as of August 31, 2010 (dollars in thousands):

	Total Facility	Availability
Cash and cash equivalents	$399,313	$	N/A
Commercial paper program*	400,000		390,000
Domestic accounts receivable securitization	100,000		100,000
International accounts receivable sales facilities	166,457		62,521
Bank credit facilities — uncommitted	793,478		379,155
Notes due from 2013 to 2018	1,100,000		**
CMCZ term note	69,716		—
CMCS term facility	50,682		31,676
Trade financing arrangements	**		As required
Equipment notes	6,710		**

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $10.0 million of commercial paper outstanding as of August 31, 2010.

**	With our investment grade credit ratings we believe we have access to additional financing and refinancing, if needed.
We utilize uncommitted credit facilities to meet short-term working capital needs. Our uncommitted credit facilities primarily support import letters of credit (including accounts payable settled under bankers’ acceptances), foreign exchange transactions and short term advances.
Our 5.625% $200 million notes due November 2013, 6.50% $400 million notes due July 2017 and our 7.35% $500 million notes due August 2018 require interest only payments until maturity. Our CMCZ note requires quarterly interest and principal payments and our CMCS facility requires quarterly interest and principal payments beginning in 2011. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months and we believe we will be able to get additional financing or refinance these notes when they mature.
Certain of our financing agreements include various financial covenants. We amended the existing revolving credit facility and accounts receivable securitization agreement to modify the covenant structure which requires us to maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of not less than 2.50 to 1.00 for the six month cumulative period ended August 31, 2010, nine month cumulative period ending November 30, 2010, twelve month cumulative period ending February 28, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At August 31, 2010, our interest coverage ratio was 3.49 to 1.00. The agreements also require us to maintain liquidity of at least $300 million (cash, short-term investments, and accounts receivable securitization capacity combined) through November 30, 2010 and at August 31, 2010 we had liquidity of $499.3 million. The agreements did not change the existing debt to capitalization ratio covenant which requires us to maintain a ratio not greater than 0.60 to 1.00. At August 31, 2010, the Company’s debt to capitalization ratio was 0.52 to 1.00. Current market conditions, including volatility of metal prices, LIFO adjustments, mark to market adjustments on inventories, reserves for future job losses, the level of allowance for doubtful accounts, the amount of interest capitalized on capital projects and the effect of interest rate changes on our interest rate swaps could impact our ability to meet the interest coverage ratio for the first quarter of fiscal 2011. The revolving credit facility and accounts receivable securitization are used as alternative sources of liquidity. Our public debt does not contain these covenants.

The CMCZ term note contains certain financial covenants. The agreement requires a debt to equity ratio of not greater than 0.80 to 1.00 and a tangible net worth to exceed PLN 600 million ($190 million). At August 31, 2010, CMCZ was in compliance with both of these covenants with the debt to equity ratio at 0.75 to 1.00 and tangible net worth of PLN 669 million ($212 million). Additionally, the agreement requires a debt to EBITDA ratio not greater than 3.50 to 1.00 and an interest coverage ratio of not less than 1.20 to 1.00. At August 31, 2010, CMCZ was not in compliance with these covenants which resulted in a guarantee by the Company continuing to be effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenants of the parent guarantee for two consecutive quarters.
We regularly maintain a substantial amount of accounts receivable. Recent economic conditions and a continued recession have had negative effects on the liquidity of our customers which has resulted in higher defaults on accounts receivable and additional bad debt expense. We actively monitor our accounts receivable and record allowances as soon as we believe they are uncollectible based on current market conditions and customers’ financial condition. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate the amount of credit insured receivables (and those covered by export letters of credit) was approximately 60% of total receivables at August 31, 2010.
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
During 2010, we generated $44.9 million of net cash flows from operating activities as compared to generating $806.5 million in 2009. Significant fluctuations in working capital were as follows:
•	Accounts receivable — accounts receivable increased during 2010 as sales and prices improved, as compared to sales and prices significantly declining during 2009 due to the global recession;

•	Inventory — more cash was used during 2010 as inventory balances were significantly reduced at the end of fiscal 2009 because of customer destocking in 2009; and

•	Accounts payable — less cash was used during 2010 as current liabilities had been reduced at the end of fiscal 2009 due to low volume from the global recession and as higher volume in 2010 increased accounts payable.
During 2010, we used $133.6 million of net cash flows from investing activities as compared to $368.0 million in 2009. We invested $127.1 million in property, plant and equipment during 2010, a decrease of $242.6 million from 2009. Additionally, proceeds from the sale of property, plant and equipment increased $20.3 million as compared to 2009. These were partially offset by a use of cash for deposits for letters of credit of $26.9 million.
We expect our total capital budget for fiscal 2011 to be approximately $150 million. We continually assess our capital spending and reevaluate our requirements based on current and expected results.
During 2010, we generated $84.6 million from financing activities as compared to using $246.5 million during 2009. The increase in cash generated was primarily due to the increase in documentary letters of credit of $117.4 million in 2010 as compared to the decrease in documentary letters of credit of $83.3 million in 2009 and net borrowings on short-term and long-term debt of $7.1 million in 2010 as compared to net repayments of $94.7 million in 2009. During 2010, we made no purchases of our common stock as part of our stock repurchase program compared to using $18.5 million in 2009. Our cash dividends have remained consistent at approximately $54 million for both periods.

Our contractual obligations for the next twelve months of approximately $696 million are typically expenditures with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
Contractual Obligations
The following table represents our contractual obligations as of August 31, 2010 (dollars in thousands):

	Payments Due By Period*
		Less than			More than
Contractual Obligations:	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt(1)	$1,227,870	$30,588	$58,317	$214,758	$924,207
Notes payable	6,453	6,453	—	—	—
Interest(2)	432,637	65,681	125,565	109,057	132,334
Commercial paper	10,000	10,000	—	—	—
Operating leases(3)	156,033	40,965	57,689	33,988	23,391
Purchase obligations(4)	671,635	541,850	78,742	41,540	9,503

Total contractual cash obligations	$2,504,628	$695,537	$320,313	$399,343	$1,089,435

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the August 31, 2010 consolidated balance sheet. See Note 6, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of August 31, 2010.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of August 31, 2010. See Note 12, Commitments and Contingencies, to the consolidated financial statements.

(4)	Approximately 80% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures.
Other Commercial Commitments
We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At August 31, 2010, we had committed $39.4 million under these arrangements, of which $26.9 million is cash collateralized. All of the commitments expire within one year.
Contingencies
In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. While we are unable to estimate precisely the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, and the uncertainties involved in litigation. Accordingly, we cannot always estimate a meaningful range of possible exposure. We believe that we have adequately provided in our consolidated financial statements for the potential impact of these contingencies. We also believe that the outcomes will not significantly affect the long-term results of operations, our financial position or our liquidity. However, they may have a material impact on operations for a particular quarter.
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
Superfund The U.S. Environmental Protection Agency (“EPA”) or an equivalent state agency notified us that we are considered a PRP at ten sites, none owned by us. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) or a similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. At August 31, 2010, based on currently available information, which is in many cases preliminary and incomplete, we had $1.1 million accrued for cleanup and remediation costs in connection with eight of the ten CERCLA sites. We have accrued for these liabilities based upon our best estimates. We are not able to reasonably estimate an amount for the two other CERCLA sites. The amounts paid and the expenses incurred on these sites for the years ended August 31, 2010, 2009 and 2008 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.
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
In 2010, we incurred environmental expenses of $22.7 million. The expenses included the cost of environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. During 2010, $14.1 million of our capital expenditures related to costs directly associated with environmental compliance. At August 31, 2010, $9.8 million was accrued for environmental liabilities of which $5.9 million was classified as other long-term liabilities.
Dividends
We have paid quarterly cash dividends in each of the past 184 consecutive quarters. We paid dividends in 2010 at the rate of $0.12 per share for all quarters.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Approach to Minimizing Market Risk See Note 7, Financial Instruments, Market and Credit Risk, to the consolidated financial statements for disclosure regarding our approach to minimizing market risk. Also, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements. The following types of derivative instruments were outstanding at August 31, 2010, in accordance with our risk management program.
Currency Exchange Forwards We enter into currency exchange forward contracts as economic hedges of international trade commitments denominated in currencies other than the functional currency of the Company or its subsidiaries. No single foreign currency poses a primary risk to us. Fluctuations that cause temporary disruptions in one market segment tend to open opportunities in other segments.
Commodity Prices We base pricing in some of our sales and purchase contracts on metal commodity futures exchange quotes which we determine at the beginning of the contract. Due to the volatility of the metal commodity indexes, we enter into metal commodity futures contracts for copper, aluminum, nickel and zinc. These futures mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodity prices on these contractual commitments. Physical transaction quantities will not match exactly with standard commodity lot sizes, leading to minimal gains and losses from ineffectiveness.
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
Interest Rates We enter into interest rate swap contracts to maintain a portion of our debt obligations at variable interest rates. These interest rate swap contracts, under which we have agreed to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed rate debt. Our interest rate swap contract commitments were $500 million as of August 31, 2010. If interest rates increased or decreased by one percentage point, the impact on interest expense related to our variable-rate debt would be approximately $6 million and the impact on fair value of our long-term debt would be approximately $60 million as of August 31, 2010.
The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.

Gross foreign currency exchange contract commitments as of August 31, 2010:

Functional Currency		Foreign Currency			U.S.
	Amount		Amount	Range of	Equivalent
Type	(in thousands)	Type	(in thousands)	Hedge Rates*	(in thousands)

AUD	917	EUR	642	0.67 - 0.70	$817
AUD	182	GBP	104	0.57	161
AUD	134	NZD**	167	1.24 - 1.27	120
AUD	103,758	USD	89,967	0.80 - 0.92	89,967
EUR	2,669	HRK	19,369	7.21 - 7.31	3,425
EUR	3,103	USD	3,992	1.28 - 1.29	3,992
GBP	3,864	EUR	4,707	0.81 - 0.83	5,998
GBP	4,096	USD	6,342	1.52 - 1.56	6,342
PLN	238,150	EUR	58,942	3.90 - 4.19	75,748
PLN	5,559	GBP	1,107	5.02	1,601
PLN	113,272	USD	35,139	2.98 - 3.32	35,139
PLN	1,102	SEK***	2,642	0.42	359
SGD	5,091	USD	3,750	1.36	3,750
USD	51,979	EUR	40,963	1.18 - 1.32	51,979
USD	27,916	GBP	18,100	1.54	27,916
USD	1,887	JPY	159,412	84.5	1,887

					$309,201

*	Substantially all foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

**	New Zealand dollar

***	Swedish krona
Gross metal commodity contract commitments as of August 31, 2010:

						Range or	Total Contract
		Long/	# of	Standard	Total	Amount of Hedge	Value at Inception
Terminal Exchange	Metal	Short	Lots	Lot Size	Weight	Rates Per MT/lb.	(in thousands)

London Metal Exchange	Aluminum	Long	121	25 MT	3,025 MT	$1,991.50 - 2,087.00	$6,131
	Aluminum	Short	3	25 MT	75 MT	2,045.00 - 2,046.00	153
	Copper	Long	2	25 MT	54 MT	6,208.40 - 6,270.00	340
	Copper	Short	2	25 MT	54 MT	6,670.09 - 7,304.64	375
	Zinc	Long	1	25 MT	36 MT	1,670.00 - 1,730.00	62
New York Mercantile Exchange	Copper	Long	49	25,000 lbs.	1,225,000 lbs.	286.50 - 346.80	4,037
	Copper	Short	635	25,000 lbs.	15,875,000 lbs.	275.85 - 342.95	51,192
	Natural Gas	Long	14	10,000 MMBtu	140,000 MMBtu	4.53 - 4.63	644

							$62,934
•	MT = Metric Ton
•	MMBtu = One million British thermal units

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2010. Deloitte & Touche LLP has audited the effectiveness of the Company’s internal control over financial reporting; their attestation report is included on page 44 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas
We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended August 31, 2010 of the Company and our report dated October 29, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s discontinued operations.
/s/ Deloitte & Touche LLP
Dallas, Texas
October 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 5 to the consolidated financial statements, on February 26, 2010, the Company’s board approved a plan to exit the Joist and Deck business through the sale of those facilities. The gain on sale and results for all periods presented are included in income from discontinued operations in the accompanying consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Dallas, Texas
October 29, 2010

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended August 31,
(in thousands, except share data)	2010	2009	2008

Net sales	$6,306,102	$6,409,376	$9,896,637
Costs and expenses:
Cost of goods sold	5,911,065	5,712,347	8,828,635
Selling, general and administrative expenses	524,135	618,131	652,290
Interest expense	75,508	76,964	58,254

	6,510,708	6,407,442	9,539,179
Earnings (loss) from continuing operations before taxes	(204,606)	1,934	357,458
Income taxes (benefit)	(38,118)	747	112,275

Earnings (loss) from continuing operations	(166,488)	1,187	245,183

Earnings (loss) from discontinued operations before taxes	(59,762)	31,991	(20,148)
Income taxes (benefit)	(21,142)	12,926	(7,469)

Earnings (loss) from discontinued operations	(38,620)	19,065	(12,679)

Net earnings (loss)	(205,108)	20,252	232,504
Less net earnings (loss) attributable to noncontrolling interests	236	(550)	538

Net earnings (loss) attributable to CMC	$(205,344)	$20,802	$231,966

Basic earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$(1.47)	$0.02	$2.13
Earnings (loss) from discontinued operations	(0.34)	0.17	(0.11)

Net earnings (loss)	$(1.81)	$0.19	$2.02

Diluted earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$(1.47)	$0.02	$2.08
Earnings (loss) from discontinued operations	(0.34)	0.16	(0.11)

Net earnings (loss)	$(1.81)	$0.18	$1.97
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands, except share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$399,313	$405,603
Accounts receivable (less allowance for doubtful accounts of $29,721 and $42,134)	824,339	731,282
Inventories	674,680	678,541
Other	276,874	182,126

Total current assets	2,175,206	1,997,552

Property, plant and equipment:
Land	94,426	87,530
Buildings and improvements	540,285	502,031
Equipment	1,649,723	1,395,104
Construction in process	56,124	380,185

	2,340,558	2,364,850
Less accumulated depreciation and amortization	(1,108,290)	(1,013,461)

	1,232,268	1,351,389
Goodwill	71,580	74,236
Other assets	227,099	264,379

Total assets	$3,706,153	$3,687,556

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$504,388	$344,355
Accounts payable-documentary letters of credit	226,633	109,210
Accrued expenses and other payables	324,897	327,212
Notes payable	6,453	1,759
Commercial paper	10,000	—
Current maturities of long-term debt	30,588	32,802

Total current liabilities	1,102,959	815,338

Deferred income taxes	43,668	44,564
Other long-term liabilities	108,870	113,850
Long-term debt	1,197,282	1,181,740

Total liabilities	2,452,779	2,155,492

Commitments and contingencies
CMC stockholders’ equity
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 114,325,349 and 112,573,433 shares	1,290	1,290
Additional paid-in capital	373,308	380,737
Accumulated other comprehensive income (loss)	(12,526)	34,257
Retained earnings	1,178,372	1,438,205

	1,540,444	1,854,489

Less treasury stock 14,735,315 and 16,487,231 shares at cost	(289,708)	(324,796)

Stockholders’ equity attributable to CMC	1,250,736	1,529,693
Stockholders’ equity attributable to noncontrolling interests	2,638	2,371

Total equity	1,253,374	1,532,064

Total liabilities and stockholders’ equity	$3,706,153	$3,687,556

See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended August 31,
(in thousands)	2010	2009	2008

Cash flows from (used by) operating activities:
Net earnings (loss)	$(205,108)	$20,252	$232,504
Adjustments to reconcile net earnings (loss) to cash flows from (used by) operating activities:
Depreciation and amortization	168,934	154,679	135,069
Provision for losses (recoveries) on receivables, net	(2,582)	33,733	4,478
Share-based compensation	13,132	17,475	18,996
Deferred income taxes	59,286	(49,066)	(4,379)
Tax benefits from stock plans	(4,033)	(926)	(10,982)
Net (gain) loss on sale of assets and other	(4,740)	2,795	749
Write-down of inventory	53,203	127,056	—
Asset impairment	35,041	8,468	1,004
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	(106,402)	692,386	(287,052)
Accounts receivable sold (repurchased), net	10,239	(129,227)	45,348
Decrease (increase) in inventories	(60,612)	533,896	(414,556)
Decrease (increase) in other assets	(94,313)	94,183	(166,528)
Increase (decrease) in accounts payable, accrued expenses, other payables and income taxes	186,952	(691,912)	395,987
Increase (decrease) in other long-term liabilities	(4,087)	(7,256)	5,906

Net cash flows from (used by) operating activities	44,910	806,536	(43,456)

Cash flows from (used by) investing activities:
Capital expenditures	(127,121)	(369,694)	(355,041)
Proceeds from the sale of property, plant and equipment and other	22,887	2,620	1,791
Acquisitions, net of cash acquired	(2,448)	(906)	(228,591)
Increase in deposit for letters of credit	(26,930)	—	—

Net cash flows used by investing activities	(133,612)	(367,980)	(581,841)

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit	117,423	(83,282)	39,061
Short-term borrowings, net change	14,636	(26,244)	(1,427)
Repayments on long-term debt	(29,939)	(132,496)	(6,053)
Proceeds from issuance of long-term debt	22,438	64,014	596,669
Stock issued under incentive and purchase plans	10,494	3,284	8,910
Treasury stock acquired	—	(18,514)	(172,312)
Cash dividends	(54,489)	(54,139)	(52,061)
Tax benefits from stock plans	4,033	926	10,982
Contribution from noncontrolling interests	21	—	—

Net cash flows from (used by) financing activities	84,617	(246,451)	423,769
Effect of exchange rate changes on cash	(2,205)	(5,528)	1,279
Increase (decrease) in cash and cash equivalents	(6,290)	186,577	(200,249)

Cash and cash equivalents at beginning of year	405,603	219,026	419,275
Cash and cash equivalents at end of year	$399,313	$405,603	$219,026

See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other		Treasury Stock		Non-
	Number of		Paid-In	Comprehensive	Retained	Number of		Controlling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total

Balance, September 1, 2007	129,060,664	$1,290	$356,983	$64,452	$1,296,631	(10,494,283)	$(170,789)	$2,900	$1,551,467

FIN 48 adjustment					(4,994)				(4,994)
Comprehensive income (loss):
Net earnings					231,966			538	232,504
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes ($5,179)				57,245				205	57,450
Unrealized loss on derivatives, net of taxes ($1,743)				(7,866)					(7,866)
Defined benefit obligation, net of taxes ($366)				(1,050)					(1,050)

Comprehensive income									281,038

Cash dividends					(52,061)				(52,061)
Treasury stock acquired						(6,212,238)	(172,312)		(172,312)
Issuance of stock under incentive and purchase plans			(11,921)			1,277,417	20,831		8,910
Issuance of restricted stock			(3,315)			163,770	3,315
Stock-based compensation			19,184			(18,178)	(188)		18,996
Tax benefits from stock plans			10,982						10,982

Balance, August 31, 2008	129,060,664	$1,290	$371,913	$112,781	$1,471,542	(15,283,512)	$(319,143)	$3,643	$1,642,026

Comprehensive income (loss):
Net earnings					20,802			(550)	20,252
Other comprehensive income (loss):
Foreign currency translation adjustment				(89,110)				(722)	(89,832)
Unrealized gain on derivatives, net of taxes ($2,339)				11,034					11,034
Defined benefit obligation, net of taxes ($90)				(448)					(448)

Comprehensive loss									(58,994)

Cash dividends					(54,139)				(54,139)
Treasury stock acquired						(1,752,900)	(18,514)		(18,514)
Issuance of stock under incentive and purchase plans			(9,776)			561,800	13,060		3,284
Stock-based compensation			17,674			(12,619)	(199)		17,475
Tax benefits from stock plans			926						926

Balance, August 31, 2009	129,060,664	$1,290	$380,737	$34,257	$1,438,205	(16,487,231)	$(324,796)	$2,371	$1,532,064

Comprehensive income (loss):
Net earnings (loss)					(205,344)			236	(205,108)
Other comprehensive income (loss):
Foreign currency translation adjustment				(45,607)				10	(45,597)
Unrealized loss on derivatives, net of taxes ($150)				(79)					(79)
Defined benefit obligation, net of taxes ($620)				(1,097)					(1,097)

Comprehensive loss									(251,881)

Cash dividends					(54,489)				(54,489)
Issuance of stock under incentive and purchase plans			(24,860)			1,766,481	35,354		10,494
Stock-based compensation			13,398			(14,565)	(266)		13,132
Tax benefits from stock plans			4,033						4,033
Contribution from noncontrolling interests								21	21

Balance, August 31, 2010	129,060,664	$1,290	$373,308	$(12,526)	$1,178,372	(14,735,315)	$(289,708)	$2,638	$1,253,374

See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations The Company recycles, manufactures, and markets steel and metal products and related materials. Its domestic recycling facilities, mills, fabrication facilities, and markets are primarily located in the U.S. Sunbelt from the mid-Atlantic area through the west. Additionally, the Company operates steel minimills in Poland and Croatia, fabrication shops in Poland and Germany and processing facilities in Australia. Through its global marketing offices, the Company markets and distributes steel and nonferrous metal products and other industrial products worldwide. See Note 15, Business Segments.
Consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances are eliminated.
Investments in 20% to 50% owned affiliates which the Company has the ability to exercise a significant influence over the operating and financial policies are accounted for on the equity method. All investments under 20% are accounted for under the cost method.
Certain reclassifications have been made to prior year amounts to conform to current period presentation.
Revenue Recognition Sales are recognized when title passes to the customer either when goods are shipped or when they are delivered based upon the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. When the Company estimates that a contract with a customer will result in a loss, the entire loss is accrued as soon as it is probable and estimable. As of August 31, 2010 and 2009, the Company recorded unbilled revenue related to fabrication projects of $14.3 million and $27.2 million, respectively, included in accounts receivable in the consolidated financial statements.
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
Property, Plant and Equipment Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Provision for amortization of leasehold improvements are made at annual rates based upon the lesser of the estimated useful lives of the assets or terms of the leases. Major maintenance is expensed as incurred. At August 31, 2010, the useful lives used for depreciation and amortization were as follows:

Buildings	7 to 40 years
Land improvements	3 to 25 years
Leasehold improvements	3 to 15 years
Equipment	2 to 25 years
Goodwill and Other Intangible Assets The Company tests for impairment of goodwill by estimating the fair value of each reporting unit compared to its carrying value. The Company’s reporting units are based on its internal reporting structure and represent an operating segment or a reporting level below an operating segment.

Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. The company has determined its operating units that have a significant amount of goodwill to be in the Americas Recycling and Americas Fabrication segments. The Company uses a discounted cash flow model to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions. The Company performs the goodwill impairment test in the fourth quarter each fiscal year and when changes in circumstances indicate an impairment event may have occurred. Based on the Company’s analysis during the fourth quarter of 2010, the estimated fair value of the reporting units substantially exceeded their carrying values.
During the second quarter of 2010, the Company decided to exit the joist and deck business which is included in our Americas Fabrication segment. As a result, the Company wrote-off the entire balance of goodwill in the amount of $1.7 million relating to the joist and deck operations. Additionally, the Company performed a goodwill impairment test on the remaining portion of the Americas Fabrication segment. Based on the analysis as of February 28, 2010, the estimated fair value substantially exceeded its carrying value. The Company incurred $2.8 million of impairment charges for goodwill for the year ended August 31, 2010 and recorded no impairment charges for the years ended August 31, 2009 and 2008.
The following intangible assets subject to amortization are included within other assets on the consolidated balance sheets as of August 31:

	2010			2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Customer base	$56,423	$17,453	$38,970	$66,227	$14,107	$52,120
Non-competition agreements	9,984	7,211	2,773	11,200	6,016	5,184
Favorable land leases	5,728	388	5,340	5,880	380	5,500
Brand name	1,509	557	952	5,214	4,637	577
Production backlog	—	—	—	3,198	3,198	—
Other	265	18	247	1,596	296	1,300

Total	$73,909	$25,627	$48,282	$93,315	$28,634	$64,681

Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets, including impairment charges, for the years ended August 31, 2010, 2009, and 2008 was $16.4 million, $18.9 million, and $8.3 million, respectively. At August 31, 2010, the weighted average remaining useful lives of these intangible assets, excluding the favorable land leases in Poland, were five years. The weighted average lives of the favorable land leases were 79 years. Estimated amounts of amortization expense for the next five years are as follows:

Year	(in thousands)

2011	$9,475
2012	8,409
2013	7,387
2014	7,331
2015	7,278
Impairment of Long-Lived Assets The Company evaluates the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted. During the second quarter of 2010, the Company recorded impairment charges to long-lived assets of $29.5 million relating to the joist and deck business. See Note 5, Discontinued Operations, for additional information. Additionally, during the fourth quarter of 2010, the Company recorded an impairment charge of $2.4 million to impair the customer base intangible relating to one acquired business. The Company recorded impairment charges of $8.5 million and $1.0 million during 2009 and 2008, respectively.
Severance Charges The Company recorded consolidated severance costs of $21.5 million, $12.5 million and $4.1 million during 2010, 2009 and 2008, respectively. These severance costs related to involuntary employee terminations initiated as part of the Company’s focus on operating expense management and reductions in headcount to meet current production levels. These termination benefits have been included in selling, general and administrative expenses in the Company’s consolidated financial statements. As of August 31, 2010 and 2009, the remaining liability to be paid in the future related to termination benefits was $3.1 million and $2.0 million, respectively.
Deposits for Letters of Credit The Company purchases insurance for certain exposures including workers’ compensation, auto liability and general liability, as well as property damage and business interruption, which include specified deductibles. The retained or self-insurance components of these programs are secured by letters of credit which are collateralized by cash deposits of $26.9 million at August 31, 2010 and are recorded in other current assets.
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
Stock-Based Compensation The Company recognizes share-based transactions at fair value in the financial statements. The fair value of each share-based award is estimated at the date of grant using either the Black-Scholes pricing model or a binomial model. Total compensation cost is amortized over the requisite service period using the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting.
The Company recognized share-based compensation expense of $13.1 million, $17.5 million and $19.0 million as a component of selling, general and administrative expenses for the twelve months ended August 31, 2010, 2009 and 2008, respectively. At August 31, 2010, the Company had $12.1 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 45 months.
The Black-Scholes pricing model was used for stock options and Stock Appreciation rights (“SARs”) and the following weighted average assumptions were used for grants in the years ended August 31:

	2010	2009	2008

Risk-free interest rate	0.86%	1.24%	2.93%
Expected life	2.0 years	3.9 years	4.4 years
Expected volatility	80%	60%	43%
Expected dividend yield	3.42%	1.1%	1.1%
The weighted average per share fair value of these awards granted in 2010, 2009 and 2008 was $5.43, $4.69 and $12.58, respectively.
The binomial model was used for performance-based awards and the following assumptions were used for grants in the years ended August 31:

	2010	2009

Risk-free interest rate	1.31%	1.37%
Expected life	3.0 years	2.6 years
Expected volatility	71%	69%
Expected dividend yield	0%	2.9%
The average per share fair value of these awards granted in 2010 and 2009 was $9.96 and $8.89, respectively.
See Note 10, Capital Stock, for share information on options, SARs and performance-based awards at August 31, 2010.
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
Income Taxes The Company and its U.S. subsidiaries file a consolidated Federal income tax return. Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in Note 9, Income Tax. Benefits from tax credits are reflected currently in earnings. As of August 31, 2009, the Company intends to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. The Company records income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.
Foreign Currencies The functional currency of most of the Company’s European marketing and distribution operations and CMCS is the euro. The functional currencies of the Company’s Australian, CMCZ, United Kingdom, and certain Chinese, Mexican and Singaporean operations are their local currencies. The remaining international subsidiaries’ functional currency is the U.S. dollar. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Transaction gains (losses) from transactions denominated in currencies other than the functional currencies, recorded as a component of selling, general and administrative expenses, were $(2.7) million, $(5.3) million and $4.4 million for the years ended August 31, 2010, 2009 and 2008, respectively.
Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates regarding assets and liabilities and associated revenues and expenses. Management believes these estimates to be reasonable; however, actual results may vary.
Derivative Financial Instruments The Company records derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses from the changes in the values of the derivative instruments and hedged items are recorded in the statements of operations, or are deferred if they are designated for hedge accounting and are highly effective in achieving offsetting changes in fair values or cash flows of the hedged items during the term of the hedge.
Comprehensive Income (Loss) The Company reports comprehensive income (loss) in its consolidated statement of stockholders’ equity. Comprehensive income (loss) consists of net earnings (loss) plus gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net earnings (loss), such as gains and losses related to certain derivative instruments, defined benefit plan obligations and translation effect of foreign currency assets and liabilities, net of tax. Accumulated other comprehensive income (loss), net of taxes, is comprised of the following:

(in thousands)	2010	2009

Foreign currency translation adjustment	$(14,050)	$31,557
Unrealized gain on derivatives	4,872	4,951
Defined benefit obligations	(3,348)	(2,251)

Total	$(12,526)	$34,257

Recent Accounting Pronouncements In the first quarter of 2010, the Company adopted accounting guidance on business combinations. The guidance establishes principles for recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired business and goodwill acquired in a business combination. Additionally, the guidance clarifies accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will be applied to future business combinations.
In the first quarter of 2010, the Company adopted accounting guidance that modifies accounting and reporting for noncontrolling interests. The guidance requires minority interest to be reported as equity on the balance sheet, net earnings (loss) to include both the amounts attributable to the affiliate’s parent and the noncontrolling interest and clarifies the accounting for changes in the parent’s interest in an affiliate. The provisions of the standard were applied prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, previously reported minority interests were reclassified into the noncontrolling interests portion of stockholders’ equity and reported net earnings (loss) was adjusted to reflect the earnings (loss) attributable to the noncontrolling interests.

In the first quarter of 2010, the Company adopted accounting guidance requiring disclosure of the fair value of financial instruments for interim and annual reporting periods. The adoption did not have a material impact on the consolidated financial statements. See Note 8, Fair Value.
In June 2009, new accounting guidance was issued which clarifies the determination of a transferor’s continuing involvement in a transferred financial asset and limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire original financial asset. The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2011. The Company is still in the process of evaluating the impact, if any, this statement will have on the Company’s consolidated financial statements.
NOTE 2. ACQUISITIONS
During the years ended August 31, 2010 and 2009, the Company did not have any material business acquisitions.
2008
During the year ended August 31, 2008, the Company acquired the following businesses:
•	On September 19, 2007, the Company acquired all of the outstanding shares of Valjaonica Cijevi Sisak (“VCS”) from the Croatian Privatization Fund and Croatian government. VCS’s name has been changed to CMC Sisak d.o.o. (“CMCS”). CMCS is an electric arc furnace based steel pipe manufacturer located in Sisak, Croatia with annual capacity estimated at acquisition of 336,000 short tons. CMCS is part of the International Mills segment.
•	On September 19, 2007, the Company acquired the operating assets of Economy Steel, Inc. of Las Vegas, Nevada. The acquired assets operate under the name of CMC Economy Steel. This operation is a rebar fabricator, placer, construction-related products supplier and steel service center. CMC Economy Steel is part of the Americas Fabrication segment.
•	On December 31, 2007, the Company acquired a 70% interest in a newly incorporated business, CMC Albedo Metals which acquired an existing metals recycling business in Singapore. On April 16, 2008, the Company acquired the remaining 30% interest in CMC Albedo Metals. CMC Albedo Metals name has been changed to CMC Recycling Singapore and is included in the International Marketing and Distribution segment.
•	On April 29, 2008, the Company acquired the operating assets of Rebar Services and Supply Company of Fort Worth, Texas. The acquired assets operate under the name of CMC Rebar, as part of CMC Americas Fabrication segment.
•	On June 5, 2008, the Company’s subsidiary, CMC Poland, completed the acquisition of substantially all the outstanding shares of PHP NIKE S.A. (“PHP Nike”). PHP Nike is a producer of welded steel meshes, cold rolled wire rod and cold rolled rebar in Poland with annual production capacity of 100,000 short tons. PHP Nike is part of the International Mills segment.
•	On July 1, 2008, the Company completed the acquisition of substantially all of the operating assets of ABC Coating Companies and affiliates (“ABC Coating”). ABC Coating is involved in rebar fabrication and epoxy coated reinforcing bar servicing the Southwest, Midwest and Southeast U.S. with an annual capacity of 150,000 short tons. ABC Coating is included as part of CMC Americas Fabrication segment.
•	On August 29, 2008, the Company completed the acquisition of substantially all of the operating assets of Reinforcing Post-Tensioning Services, Inc. and affiliates (“RPS”). RPS is a fabricator and installer of concrete reinforcing steel, post-tensioning cable and related products for commercial and public construction projects with an annual capacity of approximately 150,000 tons. RPS is included as part of CMC Americas Fabrication segment.
These acquisitions were expected to strengthen the Company’s marketing position in the respective regions and product lines. The total purchase price of $231.5 million ($228.4 million in cash and $3.1 million in notes payable) for the acquisitions in 2008 was allocated to the acquired assets and assumed liabilities based on estimates of their respective fair values. The Company also has committed to spend not less than $38 million over five years in capital expenditures for CMCS and increase working capital by approximately $39 million. The following is a summary of the allocation of the total purchase price as of the date of the respective acquisitions:

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
NOTE 3. SALES OF ACCOUNTS RECEIVABLE
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
The Company accounts for CMCRV’s sales of undivided interests in these receivables to the financial institutions as sales. At the time an undivided interest in the pool of receivables is sold, the amount is removed from the consolidated balance sheet and the proceeds from the sale are reflected as cash provided by operating activities. At August 31, 2010 and 2009, accounts receivable of $190 million and $141 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at August 31, 2010 and 2009, respectively. The Company had no sales to third party financial institutional buyers during the year ended August 31, 2010. The average monthly amounts of undivided interests owned by the financial institutional buyers were $20.8 million and $8.3 million for the years ended August 31, 2009 and 2008. The carrying amount of the Company’s retained interest in the receivables approximated fair value due to the short-term nature of the collection period. No other material assumptions are made in determining the fair value of the retained interest. The retained interest is subordinate to, and provides credit enhancement for, the financial institutional buyers’ ownership interest in CMCRV’s receivables, and is available to the financial institution buyers to pay any fees or expenses due to them and to absorb all credit losses incurred on any of the receivables. The Company is responsible for servicing the entire pool of receivables; however, no servicing asset or liability is recorded as these receivables are collected in the normal course of business and the collection of receivables related to any sales to third party institutional buyers are normally short-term in nature. The U.S. securitization program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under one of its credit arrangements.
In addition to the securitization program described above, the Company’s international subsidiaries in Europe and Australia and a domestic subsidiary periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $103.9 million and $93.7 million at August 31, 2010 and 2009, respectively. The

Company’s Australian subsidiary entered into an agreement with a financial institution to periodically sell certain trade accounts receivable up to a maximum of AUD 110 million ($98 million). This Australian program contains financial covenants in which the subsidiary must meet certain coverage and tangible net worth levels, as defined. At August 31, 2010, the Australian subsidiary was in compliance with these covenants.
During 2010 and 2009, proceeds from the sales of receivables were $831.0 million and $966.5 million, respectively, and cash payments to the owners of receivables were $820.8 million and $1,095.7 million, respectively. Discounts on domestic and international sales of accounts receivable were $4.0 million, $4.9 million and $11.1 million for the years ended August 31, 2010, 2009 and 2008, respectively. These discounts primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 4. INVENTORIES
Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the LIFO method. LIFO inventory reserves were $230.3 million and $241.7 million at August 31, 2010 and 2009, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the FIFO method.
At August 31, 2010 and 2009, 51% and 62%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to CMCZ and certain marketing and distribution businesses.
The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At August 31, 2010 and 2009, $59.1 million and $52.9 million, respectively, were in raw materials.
During 2010, 2009 and 2008, inventory quantities in certain LIFO pools were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect for 2010 decreased cost of goods sold by $52.2 million and decreased net loss by $33.9 million. The effect for 2009 decreased cost of goods sold by $75.9 million and increased net earnings by $49.3 million. The effect for 2008 decreased cost of goods sold by $8.4 million and increased net earnings by $5.4 million.
NOTE 5. DISCONTINUED OPERATIONS
On February 26, 2010, the Company’s Board approved a plan to exit the joist and deck business through the sale of those facilities. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. The Company recorded $26.8 million to impair property, plant and equipment, $2.8 million to write-off intangible assets, $1.7 million to write-off goodwill and $7.4 million of inventory valuation adjustments. During 2010, the Company recorded severance expense of $11.7 million associated with exiting the business. The joist and deck business was in the Americas Fabrication segment.
On August 4, 2010, the Company completed the sale of the majority of the deck assets and recorded a gain of $2.6 million and LIFO income of $1.9 million from the liquidation of the LIFO reserve. On September 27, 2010, the Company completed the sale of the majority of the joist assets resulting in an estimated gain of $2.0 million which will be recorded in the first quarter of 2011.
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

Various financial information for discontinued operations is as follows:

(in thousands)	2010	2009	2008

At August 31,
Current assets	$10,850	$60,594	$244,050
Noncurrent assets	27,045	79,861	93,279
Current liabilities	14,723	25,885	92,638
Noncurrent liabilities	22	72	952

Fiscal Year
Revenue	122,971	474,056	867,919
Earnings (loss) before taxes	(59,762)	31,991	(20,148)
NOTE 6. CREDIT ARRANGEMENTS
On November 24, 2009, the Company renegotiated its revolving credit facility of $400 million and extended the maturity date from May 23, 2010 to November 24, 2012. On February 26, 2010, the Company amended the existing agreement to modify the covenant structure which requires the Company to maintain a minimum interest coverage ratio of not less than 2.50 to 1.00 for the six month cumulative period ended August 31, 2010, nine month cumulative period ending November 30, 2010, twelve month cumulative period ending February 28, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At August 31, 2010, the Company’s interest coverage ratio was 3.49 to 1.00. The agreement also requires the Company to maintain liquidity of at least $300 million (cash, short-term investments and accounts receivable securitization capacity combined) through November 30, 2010. At August 31, 2010 the Company had liquidity of $499.3 million. The agreement did not change the existing debt to capitalization ratio covenant which requires the Company to maintain a ratio not greater than 0.60 to 1.00. At August 31, 2010, the Company’s debt to capitalization ratio was 0.52 to 1.00. The agreement provides for interest based on LIBOR, Eurodollar or Bank of America’s prime rate. The facility fee is 60 basis points per annum and no compensating balances are required.
It is the Company’s policy to maintain contractual bank credit lines equal to 100% of the amount of the commercial paper program. At August 31, 2010, $10 million was outstanding under the commercial paper program. There were no amounts outstanding on the commercial paper program at August 31, 2009 or the revolving credit facility at August 31, 2010 and 2009. The availability under the revolving credit agreement is reduced by the outstanding amount under the commercial paper program. At August 31, 2010, $390 million was available under the revolving credit agreement.
The Company has numerous uncommitted credit facilities available from domestic and international banks. No commitment fees or compensating balances are required under these credit facilities. These credit facilities are used, in general, to support import letters of credit (including accounts payable settled under bankers’ acceptances as described in Note 1. Summary of Significant Accounting Polices), foreign exchange transactions and short term advances which are priced at market rates.
Long-term debt, including the net effect of interest rate swap revaluation adjustments, was as follows as of August 31:

(in thousands)	2010	2009

5.625% notes due November 2013 (weighted average rate of 3.57% at August 31, 2010)	208,253	200,000
6.50% notes due July 2017	400,000	400,000
7.35% notes due August 2018 (weighted average rate of 5.50% at August 31, 2010)	524,185	500,000
CMCZ term note due May 2013	69,716	104,945
CMCS financing agreement	19,006	—
Other, including equipment notes	6,710	9,597

	1,227,870	1,214,542
Less current maturities	30,588	32,802

	$1,197,282	$1,181,740

Interest on the notes, except for the CMCZ note, is payable semiannually.

On March 23, 2010, the Company entered into two interest rate swap transactions (“Swap Transactions”). The Swap Transactions were designated as fair value hedges at inception and convert all fixed rate interest to floating rate interest on the Company’s 5.625% notes due 2013 and $300 million on its fixed rate 7.35% notes due 2018. Swap Transactions with regard to the 5.625% notes and the 7.35% notes have notional amounts of $200 million and $300 million and termination dates of November 15, 2013 and August 15, 2018, respectively. The Swap Transactions cost is based on the floating LIBOR plus 303 basis points with respect to the 5.625% notes and LIBOR plus 367 basis points with respect to the 7.35% notes. See Note 7, Financial Instruments, Market and Credit Risk, for additional details.
CMCZ has a five year term note of PLN 220 million ($69.7 million) with a group of four banks. The term note is used to finance operating expenses of CMCZ and the development of a rolling mill. The note has scheduled principal and interest payments in fifteen equal quarterly installments which began in November 2009 with the final installment in May 2013. The weighted average interest rate at August 31, 2010 was 6.4%. The term note contains four financial covenants for CMCZ. At August 31, 2010, CMCZ was not in compliance with two of the financial covenants which resulted in a guarantee by Commercial Metals Company continuing to be effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenants for two consecutive quarters.
CMC Sisak (“CMCS”), has a five year financing agreement of EUR 40 million ($50.7 million) which allows for disbursements as funds are needed. The loan is used for capital expenditures and other uses. At August 31, 2010, EUR 15.0 million ($19.0 million) was outstanding under this note. The note has scheduled principal and interest payments in seven semiannual installments beginning in July 2011 and ending in July 2014. The weighted average interest rate at August 31, 2010 was 5.0%.
The scheduled maturities of the Company’s long-term debt are as follows:

(in thousands)

2011	$30,588
2012	32,666
2013	25,651
2014	214,032
2015	726
Thereafter	924,207

Total	$1,227,870

Interest of $4.5 million, $12.6 million and $6.9 million was capitalized in the cost of property, plant and equipment constructed in 2010, 2009 and 2008, respectively. Interest of $80.0 million, $91.2 million and $63.3 million was paid in 2010, 2009 and 2008, respectively.
NOTE 7. FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK
Due to near-term maturities, allowances for collection losses, investment grade ratings and security provided, the following financial instruments’ carrying amounts are considered equivalent to fair value; cash and cash equivalents, accounts receivable/payable, commercial paper, notes payable and letters of credit.
The Company’s long-term debt is predominantly publicly held. Fair value was determined by indicated market values:

	August 31,
(in thousands)	2010	2009

Long-Term Debt:
Carrying amount	$1,227,870	$1,181,740
Estimated fair value	1,291,570	1,173,280
The Company maintains both corporate and divisional credit departments. Credit limits are set for each customer. Some of the Company’s divisions use credit insurance or letters of credit to ensure prompt payment in accordance with terms of sale. Generally, collateral is not required. The Company’s accounts receivable were secured by credit insurance and/or letters of credit in the amount of approximately $520 million and $371 million at August 31, 2010 and 2009, respectively.

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
The Company’s worldwide operations and product lines expose it to risks from fluctuations in metals commodity prices, foreign currency exchange rates, natural gas prices and interest rates. The objective of the Company’s risk management program is to mitigate these risks using derivative instruments. The Company enters into metal commodity futures and forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. When sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company enters into interest rate swap contracts to maintain a portion of the Company’s debt obligations at variable interest rates. These interest rate swap contracts, under which the Company has agreed to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed rate debt. The Company’s interest rate swap contract commitments were $500 million as of August 31, 2010.
The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the year ended August 31, 2010. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands) for the year ended August 31:

Derivatives Not Designated as Hedging Instruments	Location	2010	2009

Commodity	Cost of goods sold	$(5,745)	$14,666
Foreign exchange	Net sales	(898)	532
Foreign exchange	Cost of goods sold	(1,153)	26
Foreign exchange	SG&A expenses	32	(9,816)
Other	Cost of goods sold	—	(941)
Other	SG&A expenses	—	97

Gain (loss) before taxes		$(7,764)	$4,564

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items relate to firm commitments on commercial sales and purchases, capital expenditures and fixed rate debt obligations. As of August 31, 2010, fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $32.4 million.

		August 31,
Derivatives Designated as Fair Value Hedging Instruments	Location	2010	2009

Foreign exchange	SG&A expenses	$(4,194)	$43,185
Interest rate	Interest expense	32,438	—

Gain before taxes		$28,244	$43,185

Hedged (Underlying) Items Designated as Fair Value		August 31,
Hedging Instruments	Location	2010	2009

Foreign exchange	Net sales	$39	$32
Foreign exchange	SG&A expenses	4,147	(43,212)
Interest rate	Interest expense	(32,438)	—

Loss before taxes		$(28,252)	$(43,180)

The Company recognizes the impact of net periodic settlements of current interest on our active interest rate swaps as adjustments to interest expense. The following table summarizes the impact of periodic settlements of active swap agreements on the results of operations:

	August 31,
Reductions to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	2010	2009

Periodic estimated and actual settlements of active swap agreements*	$(5,676)	$ —

*	Amounts represent the net of the Company’s periodic variable-rate interest obligations and the swap counterparty’s fixed-rate interest obligations. The Company’s variable-rate obligations are based on a spread from the six-month LIBOR.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments	August 31,
Recognized in Accumulated Other Comprehensive Income (Loss)	2010	2009

Commodity	$27	$(360)
Foreign exchange	264	11,446

Gain, net of taxes	$291	$11,086

Effective Portion of Derivatives Designated as Cash Flow
Hedging Instruments Reclassified from		August 31,
Accumulated Other Comprehensive Income (Loss)	Location	2010	2009

Commodity	Cost of goods sold	$(7)	$(284)
Foreign exchange	SG&A expenses	(81)	(122)
Interest rate	Interest expense	458	458

Gain, net of taxes		$370	$52

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets (in thousands) for the year ended August 31:

Derivative Assets	2010	2009

Commodity — designated	$80	$13
Commodity — not designated	911	2,948
Foreign exchange — designated	435	3,823
Foreign exchange — not designated	1,188	4,678
Interest rate — designated	12,173	—
Long-term interest rate — designated	20,265	—

Derivative assets (other current assets and other assets)*	$35,052	$11,462

Derivative Liabilities	2010	2009

Commodity — designated	$95	$35
Commodity — not designated	2,817	8,895
Foreign exchange — designated	1,749	6,421
Foreign exchange — not designated	1,097	1,420

Derivative liabilities (accrued expenses and other payables)*	$5,758	$16,771

*	Derivative assets and liabilities do not include the hedged (underlying) items designated as fair value hedges.
As of August 31, 2010, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.
All of the instruments are highly liquid, and none are entered into for trading purposes.
NOTE 8. FAIR VALUE
The Company has established a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement.

The following table summarizes information regarding the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	August 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Money market investments	$352,881	$352,881	$—	$—
Derivative assets	35,052	911	34,141	—
Nonqualified benefit plan assets *	43,681	43,681	—	—
Derivative liabilities	5,758	2,817	2,941	—
Nonqualified benefit plan liabilities *	86,043	—	86,043	—

	August 31,
(in thousands)	2009

Money market investments	$357,723	$357,723	$—	$—
Derivative assets	11,462	2,948	8,514	—
Nonqualified benefit plan assets *	55,596	55,596	—	—
Derivative liabilities	16,771	8,895	7,876	—
Nonqualified benefit plan liabilities *	96,904	—	96,904	—

*	The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds. The liability for 2009 was previously disclosed as Level 1 and moved to Level 2.
The following table summarizes information regarding the Company’s nonfinancial assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
	Year	Quoted Prices in
	Ended	Active Markets for	Significant Other	Significant
	August 31,	Identical Assets	Observable Inputs	Unobservable Inputs	Recognized
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)	Loss

Joist and deck assets held for sale	$27,045	$—	$—	$27,045	$24,243
During the second quarter of 2010, the Company recorded an impairment on property, plant and equipment relating to our joist and deck business which was classified as held for sale. The fair value was based on appraised values less costs to sell.
NOTE 9. INCOME TAX
The domestic and foreign components of income (loss) from continuing operations before provision for income taxes were as follows (in thousands):

	Year ended August 31,
(in thousands)	2010	2009	2008

United States	$(148,829)	$132,027	$192,156
Foreign	(55,777)	(130,093)	165,302

Total	$(204,606)	$1,934	$357,458

The provision for income taxes from continuing operations includes the following:

	Year ended August 31,
(in thousands)	2010	2009	2008

Current:
United States	$(104,135)	$43,488	$67,556
Foreign	(2,684)	(4,537)	44,267
State and local	(18,581)	20,903	17,331

Current taxes (benefit)	$(125,400)	$59,854	$129,154

	Year ended August 31,
(in thousands)	2010	2009	2008

Deferred:
United States	$39,399	$(20,566)	$(9,269)
Foreign	34,749	(22,003)	(10,582)
State and local	(8,008)	(3,612)	(4,497)

Deferred taxes	$66,140	$(46,181)	$(24,348)

Total taxes (benefit) on income	$(59,260)	$13,673	$104,806
Taxes (benefit) on discontinued operations	(21,142)	12,926	(7,469)

Taxes (benefit) on continuing operations	$(38,118)	$747	$112,275

The Company had net tax refunds of $38.4 million during the year ended 2010. Taxes of $33.8 million and $155.4 million were paid in 2009 and 2008, respectively.
Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	August 31,
(in thousands)	2010	2009

Deferred tax assets:
Deferred compensation and employee benefits	$50,207	$56,703
Net operating losses and credits	75,798	52,037
Reserves and other accrued expenses	22,857	18,722
Allowance for doubtful accounts	11,561	14,563
Inventory	—	10,115
Intangibles	10,335	—
Impaired Assets	—	3,758
Deferred revenue	2,851	—
Other	8,793	18,809

Total deferred tax assets	$182,402	$174,707
Valuation Allowance for deferred tax assets	(53,860)	(9,885)

Deferred tax assets, net	$128,542	$164,822

Deferred tax liabilities:
Fixed Assets	$110,892	$87,709
Inventory	4,426	—
Deferred Revenue	—	1,673
Other	6,116	9,717

Total deferred tax liabilities	$121,434	$99,099

Deferred tax assets, net of deferred tax liabilities	$7,108	$65,723

Net operating losses giving rise to deferred tax assets consist of $268.2 million of state net operating losses that expire during the tax years ending from 2011 to 2030 and foreign net operating losses of $247.5 million that expire during the tax years ending from 2011 to 2016. These assets will be reduced as tax expense is recognized in future periods. In addition, the Company has a foreign tax credit carryforward of $3.0 million which expires in 2020.
During the year ended August 31, 2010, the Company recorded a valuation allowance in the amount of $43.9 million against deferred tax assets primarily for the benefit of net operating loss carryforwards in certain jurisdictions due to the uncertainty of their realization.
As of August 31, 2009, it is the Company’s intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries, which amounts to approximately $340 million dollars. As these earnings are considered permanently reinvested, no provisions for U.S. Federal or state income taxes are required.

Reconciliations of the United States statutory rates to the effective rates from continuing operations were as follows:

	Year ended August 31,
	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
State and local taxes	6.1	695.0	2.2
Section 199 manufacturing deduction	—	(171.3)	(1.0)
Foreign rate differential	(4.4)	1,181.9	(8.0)
Change in valuation allowance	(20.4)	259.3	1.2
Liability for non-US earnings	—	(1,798.3)	1.6
Other	2.3	(163.0)	0.4

Effective tax rate from continuing operations	18.6%	38.6%	31.4%

The Company’s effective tax rate from discontinued operations for the years ended 2010, 2009, 2008 were 35.4%, 40.4% and 37.1%, respectively.
As of August 31, 2010, gross unrecognized tax benefits totaled $20.4 million and accrued interest and penalties totaled $2.5 million for an aggregate gross amount of $22.9 million.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

(in thousands)	2010	2009

Balance September 1	$1,532	$4,223
Change in tax positions of current year	1,640	—
Change for tax positions of prior years	17,302	(1,426)
Reductions due to settlements with taxing authorities	—	(122)
Reductions due to statute of limitations lapse	(107)	(1,143)

Balance August 31	$20,367	$1,532

If these tax positions were recognized, the impact on the effective tax rate would not be significant.
The Company classifies any interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as tax expense and the balances at the end of a reporting period are recorded as part of the current or non-current reserve for uncertain income tax positions. For the year ended August 31, 2010, before any tax benefits, the Company recorded an increase of accrued interest and penalties on unrecognized tax benefits of $2.3 million.
During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized tax benefits may decrease, which could reduce the liability for uncertain tax positions by approximately $14 million.
The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:
     U.S Federal — 2006 and forward
     U.S. States — 2006 and forward
     Foreign — 2004 and forward
The Federal tax returns for fiscal years 2006 to 2008 are under examination by the Internal Revenue Service (“IRS”), and the 2009 tax return of CMCZ is under examination by the Polish Revenue Authority. However, we believe our recorded tax liabilities as of August 31, 2010 sufficiently reflect the anticipated outcome of these examinations.
NOTE 10. CAPITAL STOCK
During 2009 and 2008, the Company purchased 1,752,900 and 6,212,238 common shares for treasury, respectively. The Company’s Board of Directors authorized the purchase of an additional 10,000,000 shares on October 21, 2008 and the Company had remaining authorization to purchase 8,259,647 of its common stock as of August 31, 2010.

Stock Purchase Plan Almost all U.S. resident employees with one year of service at the beginning of each calendar year may participate in the Company’s employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors establishes the purchase discount from the market price. The discount was 15% for the year ended August 31, 2010 and 25% for years ended August 31, 2009 and 2008. Yearly activity of the stock purchase plan was as follows:

	2010	2009	2008

Shares subscribed	526,890	1,234,080	489,510
Price per share	$13.63	$7.94	$23.48
Shares purchased	980,940	7,530	441,770
Price per share	$7.94	$9.90	$21.69
Shares available for future issuance	4,730,824
The Company recorded compensation expense for this plan of $2.2 million, $3.2 million and $3.4 million in 2010, 2009 and 2008, respectively. During 2010, the Company’s Board of Directors approved an additional 5,000,000 shares to be available for future issuance under the Company’s stock purchase plan.
Stock Incentive Plans
The 2006 Long-Term Equity Incentive Plan (“2006 Plan”) was approved by shareholders on January 25, 2007. Under the 2006 Plan, stock options, SARs, restricted stock and performance-based restricted units (“PSUs”) may be awarded to employees. During 2010, the Company’s Board of Directors approved an additional 5,000,000 shares to be reserved for future awards. For the year ended August 31, 2010, the Company made two grants of restricted stock units on June 3, 2010. One grant of 545,000 shares vests over a four-year period in increments of one-half at the end of two years and one-half at the end of four years. The second grant of 413,000 shares vests over a three-year period in increments of one-third per year. Prior to vesting, restricted stock unit recipients do not receive an amount equivalent to any dividend declared on the Company’s common stock. For grants made during the years ended August 31, 2008 and 2007, options, SARs and restricted stock vest over a three-year period in increments of one-third per year. For grants of PSUs made during the years ended August 31, 2010 and 2009, such PSUs vest as described below. Options and SARs expire seven years after the grant date. All awards are valued at the fair market value at the date of grant.
On June 3, 2010, The Compensation Committee (the “Committee”) of the Board of Directors of the Company approved an award of PSUs which upon vesting would result in the issuance of 340,000 shares of common stock. The awards vest upon the following performance conditions: (i) 50% of the PSUs shall vest if the Company ranks at the 50th percentile on a total stockholders return basis as compared to its peer group with the total stockholder return based on the average of the closing prices on the principal market for each trading day for the month of June 2010 versus the average of the closing prices on the principal market for each trading day for the month of June 2013; and (ii) 100% of the performance units shall vest if the Company ranks at or greater than the 60th percentile on a total stockholders return basis as compared to its peer group with the total stockholder return based on the average of the closing prices on the principal market for each trading day for the month of June 2010 versus the average of the closing prices on the principal market for each trading day for the month of June 2013. Vesting will be calculated on a straight line interpolation basis for a rank on a total stockholder return basis as compared to our Peer Group between the 50th percentile (at a vesting percentage of 50%) and 60th percentile (with a vesting percentage of 100% with the total stockholder return based on the average of the closing prices for the month of June 2010 versus the average of the closing prices for the month of June 2013. The determination of whether any vesting criteria have been met is to be made by the Committee. The unvested units will be forfeited on the earlier of the date of the participant’s termination of service or June 30, 2013.
On May 19, 2009, The Committee of the Board of Directors of the Company approved an award of PSUs which upon vesting would result in the issuance of 403,000 shares of common stock. The awards vest upon the following performance conditions: (i) for 20 consecutive trading days between the date of grant and May 19, 2012, the closing price of the Company’s common stock is at least $30 per share and the Company ranks at or greater than the 50th percentile on a total stockholder return basis as compared to its peer group with total stockholder return being based on the average of the closing prices for the month of December 2008 versus the average of the closing prices for the month of December 2011; or (ii) for 20 consecutive trading days between the date of grant and May 19, 2012, the closing price of the Company’s common stock is at least $24 per share and the Company ranks at or greater than the 80th percentile on a total stockholder return basis as compared to its peer group with the total stockholder return based on the average of the closing prices for the month of December 2008 versus the average of the closing prices the month of December 2011. The determination of whether any vesting criteria have been met is to be made by the Committee. The unvested units will be forfeited on the earlier of the date of the participant’s termination of service or May 19, 2012.
In January 2000, stockholders approved the 1999 Non-Employee Director Stock Option Plan (“1999 Plan”) and authorized 800,000 shares to be made available for option grants to non-employee directors. The price of these options is the fair market value of the Company’s stock at the date of the grant. The options granted vest 50% after one year and 50% after two years from the grant date. Under the 1999 Plan, any outside director could elect to receive all or part of fees otherwise payable in the form of a stock option. Options granted in lieu of fees are immediately vested. All options expire seven years from the date of grant. The 1999 Plan was amended with stockholder approval in January 2005 and 2007 in order to provide annual grants of either non-qualified options, restricted stock or restricted stock units to non-employee directors. This annual award can either be in the form of a nonqualified stock option or SAR grant for 14,000 shares or a restricted stock or unit award of 4,000 shares. On January 28, 2010, the Company issued SARs which are exercisable into 126,000 shares of common stock to nine non-employee directors. SARs vest over a two-year period. Prior to vesting, restricted stock award recipients receive an amount equivalent to any dividend declared on the Company’s common stock.
Combined information for shares subject to options and SARs for the plans were as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share

September 1, 2007
Outstanding	6,480,908	$14.74	$2.94-34.28
Exercisable	4,333,089	7.65	2.94-24.71
Granted	1,062,670	35.37	32.82-35.38
Exercised	(1,247,477)	7.24	2.94-34.28
Forfeited	(74,695)	29.97	12.31-35.38

August 31, 2008
Outstanding	6,221,406	$19.60	$3.64-35.38
Exercisable	4,057,115	11.96	3.64-34.28
Granted	126,000	11.00	11.00
Exercised	(813,271)	5.00	3.64-12.31
Forfeited	(106,583)	30.85	7.78-35.38

August 31, 2009
Outstanding	5,427,552	$21.36	$3.64-35.38
Exercisable	4,240,734	18.27	3.64-35.38
Granted	126,000	14.05	14.05
Exercised	(1,053,206)	6.59	3.64-12.31
Forfeited	(578,330)	31.05	7.78-35.38

August 31, 2010
Outstanding	3,922,016	$23.67	$7.53-35.38
Exercisable	3,503,681	23.38	7.53-35.38

Share information for options and SARs at August 31, 2010:

Outstanding					Exercisable
		Weighted
		Average	Weighted			Weighted
Range of		Remaining	Average	Aggregate		Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price	Outstanding	Life (Years)	Price	Value	Outstanding	Price	Value

$7.53 - 7.78	807,346	0.5	$7.77		807,346	$7.77
11.00 - 14.05	764,892	3.1	12.41		589,892	12.17
21.81 - 24.71	448,942	2.4	24.51		448,942	24.51
31.75 - 35.38	1,900,836	3.7	34.76		1,657,501	34.67

$7.53 - 35.38	3,922,016	2.8	$23.67	$4,849,517	3,503,681	$23.38	$4,750,537

The total aggregate intrinsic value of options and SARs outstanding and expected to vest at August 31, 2010 was $4.6 million. The total intrinsic value of options and SARs exercised during 2010, 2009, and 2008 was $9.8 million, $5.6 million and $29.6 million, respectively.
Information for restricted stock awards and PSUs as of August 31, 2010, 2009 and 2008 and changes during each of the three years then ended:

		Weighted Average
		Grant-Date
	Shares	Fair Value

September 1, 2007	554,424	$24.04
Granted	163,770	$32.90
Vested	(327,030)	20.42
Forfeited	(18,178)	24.30

August 31, 2008	372,986	$31.09

Granted	403,000	$8.89
Vested	(213,767)	29.32
Forfeited	(12,619)	33.20

August 31, 2009	549,600	$15.45

Granted	1,301,518	$12.89
Vested	(99,026)	32.79
Forfeited	(102,107)	13.03

August 31, 2010	1,649,985	$12.54

At August 31, 2010, the Company has 6,566,043 shares available for future grants of options, SARs and restricted stock.
Preferred Stock Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.
NOTE 11. EMPLOYEES’ RETIREMENT PLANS
Substantially all employees in the U.S. are covered by a defined contribution profit sharing and savings plan. This tax qualified plan is maintained and contributions made in accordance with ERISA. The Company also provides certain eligible executives’ benefits pursuant to a nonqualified benefit restoration plan (“BRP Plan”) equal to amounts that would have been available under the tax qualified ERISA plans, but for limitations of ERISA, tax laws and regulations. Company expenses, which are discretionary, for these plans were $19.4 million, $20.8 million and $55.1 million for 2010, 2009 and 2008, respectively.
The deferred compensation liability under the BRP Plan was $86.0 million and $96.9 million at August 31, 2010 and 2009, respectively, and recorded in other long-term liabilities. Though under no obligation to fund the plan, the Company has segregated assets in a trust with a current value at August 31, 2010 and 2009 of $43.7 million and $55.6 million, respectively, recorded in other long-term assets. The net holding gain (loss) on these segregated assets was $3.2 million, $(12.2) million and $(6.5) million for the years ended August 31, 2010, 2009 and 2008, respectively.
A certain number of employees outside of the U.S. participate in defined benefit plans maintained in accordance with local regulations. Company expenses for these international plans were $2.4 million, $2.4 million and $4.3 million for the years ended August 31, 2010, 2009 and 2008, respectively.
The Company provides post retirement defined benefits to employees at certain divisions and recognizes the unfunded status of defined benefit plans as a liability with a corresponding reduction to accumulated other comprehensive income, net of taxes. During 2010, 2009 and 2008, the Company recorded an additional liability of $1.7 million, $0.5 million and $1.5 million, respectively, and a corresponding reduction to accumulated other comprehensive income, net of taxes of $1.1 million, $0.4 million and $1.1 million, respectively, related to the unfunded status of the Company’s defined benefit plans.

NOTE 12. COMMITMENTS AND CONTINGENCIES
Minimum lease commitments payable by the Company and its consolidated subsidiaries for noncancelable operating leases in effect at August 31, 2010, are as follows:

		Real
(in thousands)	Equipment	Estate

2011	$17,391	$23,574
2012	12,892	19,878
2013	7,775	17,144
2014	3,848	15,858
2015	503	13,779
Total rental expense was $48.9 million, $68.4 million and $63.7 million in 2010, 2009 and 2008, respectively.
Legal and Environmental Matters
In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and government investigations, including environmental matters.
On September 18, 2008, the Company was served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including Commercial Metals Company. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and September 2008, seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest. Since the filing of this lawsuit, additional plaintiffs have filed class action lawsuits naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. The Company believes that the lawsuits are entirely without merit and plans to aggressively defend the actions.
The Company has received notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state agency that it is considered a potentially responsible party (“PRP”) at ten sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At August 31, 2010 and 2009, the Company had $1.1 million and $2.2 million, respectively, accrued for cleanup and remediation costs in connection with eight of the ten CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. As a result, the Company is unable to reasonably estimate an amount relating to cleanup and remediation costs for two CERCLA sites. Total environmental liabilities, including CERCLA sites, were $9.8 million and $14.3 million, of which $5.9 million and $6.4 million were classified as other long-term liabilities, at August 31, 2010 and 2009, respectively. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
Management believes that adequate provision has been made in the financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations, financial position or liquidity of the Company, although they may have a material impact on earnings for a particular quarter.

NOTE 13. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO CMC
In calculating earnings (loss) per share, there were no adjustments to net earnings (loss) to arrive at earnings (loss) for any years presented. The reconciliation of the denominators of the earnings (loss) per share calculations are as follows at August 31:

	2010	2009	2008

Shares outstanding for basic earnings (loss) per share	113,524,836	112,391,180	115,048,512
Effect of dilutive securities:
Stock-based incentive/purchase plans	—	1,489,195	2,637,241

Shares outstanding for diluted earnings (loss) per share	113,524,836	113,880,375	117,685,753

For the year ended August 31, 2010, no stock options, restricted stock or SARs were included in the calculation of dilutive shares because the Company recorded a loss from continuing operations. All of the Company’s outstanding stock options and restricted stock were dilutive at August 31, 2009 and 2008 based on the average share price of $16.62 and $32.55, respectively. SARs with total share commitments of 2,879,707 and 2,414,027 were antidilutive at August 31, 2009 and 2008. All stock options and SARs expire by 2017.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings (loss) per share calculation until the shares vest.
NOTE 14. ACCRUED EXPENSES AND OTHER PAYABLES

	August 31,
(in thousands)	2010	2009

Salaries and incentive compensation	$61,260	$67,425
Advance billings on contracts	42,549	47,253
Taxes other than income taxes	35,252	20,030
Contract losses	28,328	24,492
Insurance	27,914	17,540
Legal and other professional services	18,098	11,493
Unrecognized tax benefits	14,095	—
Freight and other selling expenses	10,924	34,007
Interest	9,970	9,875
Derivative liability	5,758	16,771
Employees’ retirement plans	4,593	2,941
Environmental	3,895	8,088
Other	62,261	67,297

	$324,897	$327,212

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
Effective December 1, 2009, the Company implemented a new organizational structure. As a result, the Company structures the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mills and International Marketing and Distribution. All prior period financial information has been recast to be presented in the new organizational structure.
The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States including the scrap processing facilities which directly support the Company’s domestic steel mills. The Americas Mills segment includes the Company’s domestic steel minimills, its micro mill, and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel mills because it has similar economic characteristics. The Americas Fabrication segment consists of the Company’s rebar fabrication operations, fence post manufacturing plants, construction-related and other products facilities. The International Mills segment includes the minimills in Poland and Croatia, recycling operations in Poland and fabrication operations in Europe, which have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from that of the Company’s domestic mills and rebar fabrication operations. International Marketing and Distribution includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, the International Marketing and Distribution segment includes the Company’s two U.S. based trading and distribution divisions, CMC Cometals and CMC Cometals — Steel (previously CMC Dallas Trading). The international distribution operations consist only of physical transactions and not positions taken for speculation. Corporate contains expenses of the Company’s corporate headquarters, expenses related to its deployment of SAP software, and interest expense relating to its long-term public debt and commercial paper program.
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
The following is a summary of certain financial information from continuing operations by reportable segment:

	Americas			International
					Marketing
					and
	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated

2010
Net sales-unaffiliated customers	$1,208,651	$872,178	$1,131,928	$650,404	$2,439,018	$3,923	$—	$6,306,102
Intersegment sales	215,821	523,236	8,349	113,574	24,396	326	(885,702)	—
Net sales	1,424,472	1,395,414	1,140,277	763,978	2,463,414	4,249	(885,702)	6,306,102
Adjusted operating profit (loss)	15,196	33,295	(107,800)	(73,484)	74,689	(70,678)	3,636	(125,146)
Interest expense*	328	11,894	9,076	11,425	3,273	39,512	—	75,508
Capital expenditures	6,689	30,985	2,948	72,468	7,118	6,913	—	127,121
Depreciation and amortization**	20,590	50,527	42,777	31,010	5,021	18,512	—	168,437
Goodwill	7,467	95	57,144	2,820	4,054	—	—	71,580
Total assets	265,015	586,371	660,503	703,589	732,900	1,083,744	(325,969)	3,706,153

2009
Net sales-unaffiliated customers	$625,858	$773,965	$1,591,058	$655,599	$2,773,505	$(10,609)	$—	$6,409,376
Intersegment sales	159,530	479,433	5,424	98,360	53,179	—	(795,926)	—
Net sales	785,388	1,253,398	1,596,482	753,959	2,826,684	(10,609)	(795,926)	6,409,376
Adjusted operating profit (loss)	(89,576)	263,393	145,672	(96,030)	(53,102)	(94,813)	8,218	83,762
Interest expense*	198	(6,994)	(543)	3,059	4,648	76,596	—	76,964
Capital expenditures	28,281	122,719	18,602	152,194	11,487	36,411	—	369,694
Depreciation and amortization**	21,352	38,543	46,837	25,793	3,271	15,570	—	151,366
Goodwill	7,467	95	58,878	2,920	4,876	—	—	74,236
Total assets	257,084	585,763	857,198	625,135	687,738	956,802	(282,164)	3,687,556

2008
Net sales-unaffiliated customers	$1,820,607	$1,387,290	$1,728,826	$1,100,785	$3,860,984	$(1,855)	$—	$9,896,637
Intersegment sales	369,112	578,980	11,770	132,588	114,281	—	(1,206,731)	—
Net sales	2,189,719	1,966,270	1,740,596	1,233,373	3,975,265	(1,855)	(1,206,731)	9,896,637
Adjusted operating profit (loss)	145,751	207,756	(8,639)	99,660	82,144	(99,481)	(446)	426,745
Interest expense*	(5,426)	(10,329)	12,941	10,740	16,435	33,893	—	58,254
Capital expenditures	52,299	78,319	45,234	112,608	4,774	61,807	—	355,041
Depreciation and amortization**	19,129	35,340	29,168	29,397	2,835	8,525	—	124,394
Goodwill	7,467	—	68,398	3,805	5,167	—	—	84,837
Total assets	435,008	630,612	1,237,448	743,654	1,267,208	983,329	(550,888)	4,746,371

*	Includes intercompany interest expense (income) in the segments.

**	Includes asset impairment charges.

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings (loss) from continuing operations attributable to CMC:

	Year ended August 31,
(in thousands)	2010	2009	2008

Net earnings (loss) from continuing operations attributable to CMC	$(166,724)	$1,737	$244,645
Noncontrolling interests	236	(550)	538
Income taxes (benefit)	(38,118)	747	112,275
Interest expense	75,508	76,964	58,254
Discounts on sales of accounts receivable	3,952	4,864	11,033

Adjusted operating profit (loss) from continuing operations	$(125,146)	$83,762	$426,745
Adjusted operating profit (loss) from discontinued operations	(59,755)	32,622	(18,881)

Adjusted operating profit (loss)	$(184,901)	$116,384	$407,864

The following represents the Company’s external net sales by major product and geographic area:

	Year ended August 31,
(in thousands)	2010	2009	2008

Steel products	$3,637,631	$4,351,569	$6,097,107
Industrial materials	913,019	885,333	1,247,907
Nonferrous scrap	702,467	411,490	1,006,456
Ferrous scrap	561,119	260,755	861,106
Construction materials	230,294	288,707	327,732
Nonferrous products	178,844	150,461	273,790
Other	82,728	61,061	82,539

Net sales*	$6,306,102	$6,409,376	$9,896,637

Geographic area:
United States	$3,215,337	$3,678,447	$5,305,658
Europe	1,290,907	1,272,621	2,399,859
Asia	1,059,673	727,681	955,800
Australia/New Zealand	531,595	533,528	636,760
Other	208,590	197,099	598,560

Net sales*	$6,306,102	$6,409,376	$9,896,637

*	Excludes divisions classified as discontinued operations. See Note 5.
The following table represents long-lived assets by geographic area:

	Year ended August 31,
(in thousands)	2010	2009	2008

United States	$1,062,080	$1,186,624	$1,132,775
Europe	443,986	462,412	356,667
Australia/New Zealand	16,725	19,286	19,164
Other	8,156	21,682	20,322

Total long-lived assets	$1,530,947	$1,690,004	$1,528,928

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for fiscal 2010, 2009 and 2008 are as follows (in thousands except per share data):

	Three Months Ended 2010
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales*	$1,402,258	$1,322,443	$1,765,154	$1,816,247
Gross profit*	107,763	8,614	119,904	158,756
Net earnings (loss) attributable to CMC	(31,229)	(173,290)	(8,826)	8,001
Basic EPS (loss) attributable to CMC	(0.28)	(1.53)	(0.08)	0.07
Diluted EPS (loss) attributable to CMC	(0.28)	(1.53)	(0.08)	0.07

	Three Months Ended 2009
	Nov. 30	Feb. 29	May 31	Aug. 31

Net sales*	$2,232,230	$1,507,460	$1,258,237	$1,411,449
Gross profit*	235,308	134,090	179,383	148,248
Net earnings (loss) attributable to CMC	62,006	(35,307)	(13,077)	7,180
Basic EPS (loss) attributable to CMC	0.55	(0.32)	(0.12)	0.06
Diluted EPS (loss) attributable to CMC	0.54	(0.32)	(0.12)	0.06

	Three Months Ended 2008
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales*	$1,970,711	$2,137,744	$2,777,336	$3,010,846
Gross profit*	236,914	225,903	289,198	315,987
Net earnings attributable to CMC	69,164	39,775	59,484	63,543
Basic EPS attributable to CMC	0.59	0.35	0.52	0.56
Diluted EPS attributable to CMC	0.57	0.34	0.51	0.55

*	Excludes divisions classified as discontinued operations. See Note 5.
NOTE 17. RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. This marketing and distribution agreement expires on December 31, 2010. The following presents related party transactions:

	Year ended August 31,
(in thousands)	2010	2009	2008

Sales	$329,380	$275,012	$396,739
Purchases	352,822	338,877	420,909

	Year ended August 31,
(in thousands)	2010	2009

Accounts Receivable	$10,611	$12,664
Accounts Payable	22,603	17,012
ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods, including controls and disclosures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, and they have concluded that as of that date, our disclosure controls and procedures were effective.
     (b) Management’s Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2010, our internal control over financial reporting was effective. Our Management’s Report on Internal Control Over Financial Reporting, as of August 31, 2010, can be found on page 43 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting can be found on page 44 of this Form 10-K, each of which is incorporated by reference into this Item 9A.
     (c) Changes in Internal Control Over Financial Reporting. No change to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over our financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for the annual meeting of stockholders to be held January 17, 2011, which will be filed no later than 120 days after the close of our fiscal year. The following is a listing of employees we believe to be our “Executive Officers” as of October 29, 2010, as defined under Rule 3b-7 of the Securities Exchange Act of 1934:

NAME	CURRENT TITLE & POSITION	AGE	EXECUTIVE OFFICER SINCE
Joseph Alvarado	Executive Vice President and Chief Operating Officer	58	2010
Ann J. Bruder	Senior Vice President of Law, Government Affairs and Global Compliance, General Counsel and Corporate Secretary	45	2009
Louis A. Federle	Vice President and Treasurer	62	1999
William B. Larson	Senior Vice President and Chief Financial Officer	57	1995
Murray R. McClean	President, Chief Executive Officer and Chairman of the Board of Directors	62	1995
Tracy L. Porter	Senior Vice President Commercial Metals Company and President CMC Americas Division	53	2010
Leon K. Rusch	Vice President and Controller	59	2006
Devesh Sharma	Senior Vice President, Business Development and Business Processes	47	2010
Hanns K. Zoellner	Executive Vice President Commercial Metals Company and President CMC International Division	62	2004
     Our Board of Directors usually elects officers at its first meeting after our annual stockholders meeting. Our executive officers continue to serve for terms set from time to time by the Board of Directors in its discretion.
     Effective September 2008, Murray R. McClean was elected Chairman of the Board of Directors. In July 2006, Mr. McClean was elected a director and in September 2006, was appointed Chief Executive Officer. Mr. McClean served as President and Chief Operating Officer from September 2004 to September 2006. Mr. McClean continues in his capacity as President in addition to his positions as Chief Executive Officer and Chairman of the Board of Directors.
     Hanns K. Zoellner was promoted to Executive Vice President of the Company and President CMC International Division effective September 2007. Mr. Zoellner replaced Mr. McClean in September 2004 as President of the Marketing and Distribution Segment. Mr. Zoellner had previously served as President of the International Division — Europe, having been employed by the division initially in 1981 and continuously since 1991.
     Leon K. Rusch was named Vice President of the Company in January 2010 and Controller in 2006. Mr. Rusch joined the Company in 2003 as Director of Internal Audit.
     Louis A. Federle was named Vice President of the Company in January 2010 and Treasurer in 1999. Mr. Federle joined the Company in 1977 as a Credit Manager and was promoted to Assistant Treasurer in 1979.

     In July 2010, Ann J. Bruder was appointed Senior Vice President of Law, Government Affairs and Global Compliance, General Counsel and Corporate Secretary. Prior to such appointment and since September 2009, Ms. Bruder served as Vice President, General Counsel and Corporate Secretary. From joining the Company in September 2007 to September 2009, Ms. Bruder served as Deputy General Counsel. Ms. Bruder had previously been employed as Chief Counsel, Chief Compliance Officer, and Corporate Secretary from 2004 to 2007 at CARBO Ceramics, Inc., a supplier of ceramic proppant, provider of fracture simulation software, and provider of fracture design and consulting services.
     Joseph Alvarado was hired by the Company in April 2010 as Executive Vice President and Chief Operating Officer. From 2004 to 2007, Mr. Alvarado was employed as President and Chief Operating Officer at Lone Star Technologies, Inc., a Dallas, Texas-based company and manufacturer and marketer of alloy and carbon welded oil country tubular goods and line pipe. In 2007, U.S. Steel, a steel producer, acquired Lone Star Technologies, Inc. and named him President, U.S. Steel Tubular Products.
     In July 2010, Tracy L. Porter was appointed Senior Vice President of the Company and President of CMC Americas Division. Prior to such appointment and since April 2010, Mr. Porter served as Vice President of the Company and President of CMC Americas Division. Prior to that, and for nineteen years, Mr. Porter has held various positions within the Company, including General Manager of CMC Steel Arkansas at Magnolia, Arkansas, head of the Company’s Rebar Fabrication Division, and Interim President of the Company’s Americas Division.
     In July 2010, Devesh Sharma was promoted to Senior Vice President of Business Development and Business Processes. Mr. Sharma was hired by the Company in 2008 as Vice President of Business Development. Mr. Sharma had previously been employed for over a decade at Robert Bosch LLC, a technology-based corporation operating in the areas of automotive and industrial technology, consumer goods and building technology, where he held the position of Senior Vice President, Mergers and Acquisitions, Americas Region.
     We have employed all of our other executive officers in the positions indicated above or in positions of similar responsibility for more than five years. There are no family relationships among our officers or among the executive officers and directors.
     We have adopted a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and any of our other officers that may function as a Chief Accounting Officer. We intend to post any amendments to or waivers from our Financial Code of Ethics on our website (www.cmc.com) to the extent applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, and any other officer that may function as a Chief Accounting Officer. We hereby undertake to provide to any person without charge, upon request, a copy of our Financial Code of Ethics. Requests may be directed to Commercial Metals Company, 6565 N. MacArthur Blvd., Suite 800, Irving, Texas 75039, Attention: Corporate Secretary, or by calling (214) 689-4300.

ITEM 11. EXECUTIVE COMPENSATION
     Information required in response to this Item 11 is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for the annual meeting of stockholders to be held January 17, 2011. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required in response to this Item 12 is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for the annual meeting of stockholders to be held January 17, 2011. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     To the extent applicable, information required in response to this Item 13 is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for the annual meeting of stockholders to be held January 17, 2011. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required in response to this Item 14 is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for the annual meeting of stockholders to be held January 17, 2011. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1.	All financial statements are included at Item 8 above.

2.	Financial statement schedule: The following financial statement schedule is attached to this report.
     Schedule II — Valuation and Qualifying Accounts and Reserves
All other financial statement schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or notes thereto.
3.	The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT
NO.	DESCRIPTION

1(a)	Underwriting Agreement, dated July 30, 2008 among Commercial Metals Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Representatives of the several underwriters named therein (filed as Exhibit 1.1 to Commercial Metals’ Form 8-K filed August 5, 2008 and incorporated herein by reference).

3(i)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)(a) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)(b) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3(i)(c)	Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3(i)(d)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals’ Form 8-K filed October 25, 2010 and incorporated herein by reference).

4(i)(a)	Indenture between Commercial Metals Company and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4.1 to Commercial Metals’ Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

4(i)(b)	Form of Note for Commercial Metals’ 5.625% Senior Notes due 2013 (filed as Exhibit 4(i)(j) to Commercial Metals’ Registration Statement No. 33-112243 on January 27, 2004 and incorporated herein by reference).

4(i)(c)	Form of Note for Commercial Metals’ 6.50% Senior Notes due 2017 (filed as Exhibit 4(i)(e) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2007 and incorporated herein by reference).

4(i)(d)	Form of Note for Commercial Metals’ 7.35% Senior Notes due 2018 (filed as Exhibit 4(i)(g) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2008 and incorporated herein by reference).

4(i)(e)**	Supplemental Indenture, dated as of November 12, 2003, to Indenture dated as of July 31, 1995, by

EXHIBIT
NO.	DESCRIPTION

and between Commercial Metals Company and JPMorgan Chase Bank (filed as Exhibit 4(i)(e) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

4(i)(f)**	Supplemental Indenture, dated as of July 17, 2007, to Indenture dated as of July 31, 1995, by and between Commercial Metals Company and The Bank of New York Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals’ Form 8-K filed July 17, 2007 and incorporated herein by reference).

4(i)(g)**	Supplemental Indenture, dated as of August 4, 2008, to Indenture dated as of July 31, 1995, by and between Commercial Metals Company and The Bank of New York Mellon Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals’ Form 8-K filed August 5, 2008 and incorporated herein by reference).

10(i)(a)	Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (filed as Exhibit 10(i)(b) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(i)(b)	Second Amended and Restated Receivables Purchase Agreement dated as of April 30, 2008, among CMC Receivables, Inc., as Seller, Liberty Street Funding LLC as a Buyer, Gotham Funding Corporation, as a Buyer, The Bank of Nova Scotia as a Managing Agent, and the Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as a Managing Agent, and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 2, 2008 and incorporated herein by reference).

10(i)(c)	Amendment to Purchase and Sale Agreement dated April 22, 2004, among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed as Exhibit 10(i)(c) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(i)(d)	Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated April 24, 2009, among CMC Receivables Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed April 28, 2009 and incorporated herein by reference).

10(i)(e)	Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated May 26, 2009, among CMC Receivables Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 26, 2009 and incorporated herein by reference).

10(i)(f)	Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated June 12, 2009, among CMC Receivables Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed June 15, 2009 and incorporated herein by reference).

10(i)(g)	Amendment to Second Amended and Restated Receivables Purchase Agreement, dated November 25, 2009, by and among, CMC Receivables, Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed December 1, 2009 and incorporated herein by reference).

10(i)(h)	Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated February 26, 2010, among CMC Receivables, Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K

EXHIBIT
NO.	DESCRIPTION

filed March 1, 2010 and incorporated herein by reference).

10(i)(i)	Commercial Paper Dealer Agreement, dated October 7, 2009, between Commercial Metals Company and Banc of America Securities, LLC (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 2, 2010 and incorporated herein by reference).

10(i)(j)	Commercial Paper Dealer Agreement, dated October 7, 2009, between Commercial Metals Company and Goldman, Sachs & Co. (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed March 2, 2010 and incorporated herein by reference).

10(i)(k)	ISDA® International Swap Dealers Association, Inc. Master Agreement, dated as of April 4, 2002, between Commercial Metals Company and Goldman Sachs Capital Markets, L.P. (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(i)(l)	Schedule to the Master Agreement, dated as of April 4, 2002, between Goldman Sachs Capital Markets, L.P. and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(i)(m)	General Guarantee Agreement, dated December 1, 2008 from The Goldman Sachs Group, Inc. (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(ii)(a)	First Amended and Restated $400,000,000 3 Year Credit Agreement, dated May 23, 2005, by and among Commercial Metals Company, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10.4 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(ii)(b)	Second Amended and Restated $400,000,000 3 Year Credit Agreement, dated May 23, 2005, by and among Commercial Metals Company, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed December 1, 2009 and incorporated herein by reference).

10(ii)(c)	Second Amended and Restated Credit Agreement, dated November 24, 2009, by and among Commercial Metals Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders from time to time party thereto, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo HSBC Trade Bank, as Co-Syndication Agents, and Banc of America Securities LLC, BNP Paribas Securities Corp., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed December 1, 2009 and incorporated herein by reference).

10(ii)(d)	First Amendment to Second Amended and Restated Credit Agreement dated February 26, 2010, by and among Commercial Metals Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders from time to time party thereto, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo HSBC Trade Bank, as Co-Syndication Agents, and Banc of America Securities LLC, BNP Paribas Securities Corp., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 1, 2010 and incorporated herein by reference).

10(iii)(a)*	Employment Agreement of Murray R. McClean dated May 23, 2005 (filed herewith).

10(iii)(b)*	First Amendment to Employment Agreement of Murray R. McClean, dated September 1, 2006 (filed as Exhibit 99.1 to Commercial Metals’ Form 8-K filed September 1, 2006 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION

10(iii)(c)*	Second Amendment to Employment Agreement of Murray R. McClean, dated April 7, 2009 (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q filed April 8, 2009 and incorporated herein by reference).

10(iii)(d)*	Third Amendment to Employment Agreement of Murray R. McClean, dated December 31, 2009 (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q filed January 8, 2010 and incorporated herein by reference).

10(iii)(e)*	Key Employee Long-Term Performance Plan description (filed as Exhibit 10(iii)(d) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(f)*	Key Employee Annual Incentive Plan description (filed as Exhibit 10(iii)(e) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(g)*	Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(a) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(h)*	Amendment Number One to the Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(i)*	Commercial Metals Company 1996 Long-Term Incentive Plan (filed herewith).

10(iii)(j)*	Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10(iii)(b) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(k)*	Amendment Number One to Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(l)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Restricted Stock Award Agreement (filed herewith).

10(iii)(m)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Stock Appreciation Rights Agreement (filed herewith).

10(iii)(n)*	Commercial Metals Company 2006 Cash Incentive Plan (filed as Exhibit 10(iii)(c) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(o)*	Amendment Number One to the Commercial Metals Company 2006 Cash Incentive Plan (filed as Exhibit 10.4 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2010 and incorporated herein by reference).

10(iii)(p)*	Commercial Metals Company 2010 Employee Stock Purchase Plan (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed January 28, 2010 and incorporated herein by reference)

10(iii)(q)*	Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed January 27, 2005 and incorporated herein by reference).

10(iii)(r)*	Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

10(iii)(s)*	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed May 26, 2009 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION

10(iii)(t)*	Retirement and Consulting Agreement, between Commercial Metals Company and David M. Sudbury, dated as of May 28, 2009 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 29, 2009 and incorporated herein by reference).

10(iii)(u)*	Form of Non-Employee Director Stock Appreciation Rights Agreement (filed as Exhibit 10(iii)(q) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(v)*	Terms and Conditions of Stock Award, Employment and Separation Agreement with William B. Larson dated June 1, 2010 (filed herewith).

10(iii)(w)*	Terms and Conditions of Stock Award, Employment and Separation Agreement with Hanns K. Zoellner dated June 1, 2010 (filed herewith).

10(iii)(x)*	Form of Performance Restricted Stock Unit Award Agreement (filed herewith).

10(iii)(y)*	Form of Restricted Stock Unit Agreement (filed herewith).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated October 29, 2010, accompanying the consolidated financial statements and financial statement schedule of Commercial Metals Company and subsidiaries for the year ended August 31, 2010, into previously filed Registration Statements No. 333-164603, No. 333-164604, No. 333-141663, No. 333-141662, No. 333-90726, No. 333-90724, No. 033-61073, No. 033-61075, No. 333-27967, and No. 333-42648 on Form S-8 and Registration Statements No. 333-144500 on Form S-3 (filed herewith).

31(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)	Certification of Murray R. McClean, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(b)	Certification of William B. Larson, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan.

**	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions			Deductions
	Balance at	Charged to	Charged		Charged to	Charged to		Balance at
	Beginning	Costs and	to Other		Costs and	Other		End of
Description	of Period	Expenses	Accounts		Expenses	Accounts		Period
Year ended August 31, 2010
Allowance for doubtful accounts	$42,134	3,085	1,802	(1)	(5,640)	(11,633	)(2)	$29,721

Year ended August 31, 2009
Allowance for doubtful accounts	$17,652	33,733	3,448	(1)	—	(12,699	)(2)	$42,134

Year ended August 31, 2008
Allowance for doubtful accounts	$16,495	4,478	7,048	(1)	—	(10,369	)(2)	$17,652

(1)	Recoveries and translation adjustments.

(2)	Uncollectable accounts charged to the allowance.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
/s/ Murray R. McClean
By: Murray R. McClean
President, Chief Executive Officer, and Chairman of the Board of Directors Date: October 29, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Murray R. McClean	/s/ Robert D. Neary

Murray R. McClean, October 29, 2010	Robert D. Neary, October 29, 2010
President, Chief Executive Officer, and Chairman of the Board of Directors	Director

/s/ Harold L. Adams	/s/ Dorothy G. Owen

Harold L. Adams, October 29, 2010	Dorothy G. Owen, October 29, 2010
Director	Director

/s/ Rhys J. Best	/s/ J. David Smith

Rhys J. Best, October 29, 2010	J. David Smith, October 29, 2010
Director	Director

/s/ Robert L. Guido	/s/ Robert R. Womack

Robert L. Guido, October 29, 2010	Robert R. Womack, October 29, 2010
Director	Director

/s/ Richard B. Kelson	/s/ William B. Larson

Richard B. Kelson, October 29, 2010	William B. Larson, October 29, 2010
Director	Senior Vice President and Chief Financial Officer

/s/ Anthony A. Massaro	/s/ Leon K. Rusch

Anthony A. Massaro, October 29, 2010	Leon K. Rusch, October 29, 2010
Director	Vice President and Controller