Form 10-Q
period 2010-11-30
COMMERCIAL METALS CO
filed 2011-01-07
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 3, 2011 there were 114,474,266 shares of the Company’s common stock issued and outstanding excluding 14,586,398 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PAGE NO.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited) — November 30, 2010 and August 31, 2010	3
Consolidated Statements of Operations (Unaudited) — Three months ended November 30, 2010 and 2009	4
Consolidated Statements of Cash Flows (Unaudited) — Three months ended November 30, 2010 and 2009	5
Consolidated Statements of Stockholders’ Equity (Unaudited) — Three months ended November 30, 2010 and 2009	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II — OTHER INFORMATION
Items 1 — 6	27
Signatures	29
Index to Exhibits	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30,	August 31,
(in thousands, except share data)	2010	2010
Assets
Current assets:
Cash and cash equivalents	$382,800	$399,313
Accounts receivable (less allowance for collection losses of $28,550 and $29,721)	818,985	824,339
Inventories	695,950	674,680
Other	275,121	276,874

Total current assets	2,172,856	2,175,206
Property, plant and equipment:
Land	92,872	94,426
Buildings and improvements	538,139	540,285
Equipment	1,643,568	1,649,723
Construction in process	42,054	56,124

	2,316,633	2,340,558
Less accumulated depreciation and amortization	(1,118,400)	(1,108,290)

	1,198,233	1,232,268
Goodwill	71,859	71,580
Other assets	186,666	227,099

Total assets	$3,629,614	$3,706,153

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$438,893	$504,388
Accounts payable-documentary letters of credit	118,019	226,633
Accrued expenses and other payables	350,685	324,897
Notes payable	35,787	6,453
Commercial paper	60,000	10,000
Current maturities of long-term debt	31,131	30,588

Total current liabilities	1,034,515	1,102,959
Deferred income taxes	43,624	43,668
Other long-term liabilities	110,249	108,870
Long-term debt	1,180,901	1,197,282

Total liabilities	2,369,289	2,452,779

Commitments and contingencies
CMC stockholders’ equity:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 114,375,664 and 114,325,349 shares	1,290	1,290
Additional paid-in capital	374,911	373,308
Accumulated other comprehensive income (loss)	4,810	(12,526)
Retained earnings	1,165,301	1,178,372
Treasury stock 14,685,000 and 14,735,315 shares at cost	(288,716)	(289,708)

Stockholders’ equity attributable to CMC	1,257,596	1,250,736
Stockholders’ equity attributable to noncontrolling interests	2,729	2,638

Total equity	1,260,325	1,253,374

Total liabilities and stockholders’ equity	$3,629,614	$3,706,153

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	November 30,
(in thousands, except share data)	2010	2009
Net sales	$1,782,480	$1,402,258
Costs and expenses:
Cost of goods sold	1,633,492	1,294,495
Selling, general and administrative expenses	123,600	133,185
Interest expense	18,325	19,451

	1,775,417	1,447,131
Earnings (loss) from continuing operations before taxes	7,063	(44,873)
Income taxes (benefit)	6,730	(16,195)

Earnings (loss) from continuing operations	333	(28,678)
Earnings (loss) from discontinued operations before taxes	668	(4,158)
Income taxes (benefit)	259	(1,613)

Earnings (loss) from discontinued operations	409	(2,545)

Net earnings (loss)	$742	$(31,223)
Less net earnings attributable to noncontrolling interests	91	6

Net earnings (loss) attributable to CMC	$651	$(31,229)

Basic earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$0.01	$(0.26)
Loss from discontinued operations	—	(0.02)

Net earnings (loss)	$0.01	$(0.28)
Diluted earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$0.01	$(0.26)
Loss from discontinued operations	—	(0.02)

Net earnings (loss)	$0.01	$(0.28)
Cash dividends per share	$0.12	$0.12

Average basic shares outstanding	114,319,017	112,495,297

Average diluted shares outstanding	115,223,693	112,495,297

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	November 30,
(in thousands)	2010	2009
Cash flows from (used by) operating activities:
Net earnings (loss)	$742	$(31,223)
Adjustments to reconcile net earnings (loss) to cash from (used by) operating activities:
Depreciation and amortization	40,643	43,695
Recoveries on receivables	(522)	(2,526)
Share-based compensation	2,135	2,422
Deferred income taxes	72	(8,933)
Tax benefits from stock plans	(71)	(705)
Gain on sale of assets and other	(1,527)	—
Write-down of inventory	3,815	12,931
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	(16,233)	58,328
Accounts receivable sold (repurchased), net	21,994	(10,456)
Decrease (increase) in inventories	(22,428)	15,010
Decrease (increase) in other assets	291	(11,450)
Decrease in accounts payable, accrued expenses, other payables and income taxes	(35,710)	(37,242)
Increase in other long-term liabilities	1,208	2,040

Net cash flows from (used by) operating activities	(5,591)	31,891

Cash flows from (used by) investing activities:
Capital expenditures	(11,904)	(46,514)
Proceeds from the sale of property, plant and equipment and other	51,518	183
Acquisitions, net of cash acquired	—	(2,448)
Increase in deposit for letters of credit	(1,523)	—

Net cash flows from (used by) investing activities	38,091	(48,779)

Cash flows from (used by) financing activities:
Decrease in documentary letters of credit	(108,614)	(37,850)
Short-term borrowings, net change	79,127	1,491
Repayments on long-term debt	(7,390)	(7,567)
Proceeds from issuance of long-term debt	45	694
Stock issued under incentive and purchase plans	389	960
Cash dividends	(13,722)	(13,515)
Tax benefits from stock plans	71	705

Net cash flows used by financing activities	(50,094)	(55,082)

Effect of exchange rate changes on cash	1,081	397

Decrease in cash and cash equivalents	(16,513)	(71,573)
Cash and cash equivalents at beginning of year	399,313	405,603

Cash and cash equivalents at end of period	$382,800	$334,030

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	CMC Stockholders’ Equity
				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of		Noncontrolling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total
Balance, September 1, 2009	129,060,664	$1,290	$380,737	$34,257	$1,438,205	(16,487,231)	$(324,796)	$2,371	$1,532,064
Comprehensive income (loss):
Net earnings (loss) for the three months ended November 30, 2009					(31,229)			6	(31,223)
Other comprehensive income (loss):
Foreign currency translation adjustment				33,378				10	33,388
Unrealized gain on derivatives, net of taxes ($57)				329					329
Defined benefit obligation, net of taxes ($267)				(508)					(508)

Comprehensive income									1,986
Cash dividends					(13,515)				(13,515)
Issuance of stock under incentive and purchase plans			(2,664)			182,770	3,624		960
Share-based compensation			2,422						2,422
Tax benefits from stock plans			705						705

Balance, November 30, 2009	129,060,664	$1,290	$381,200	$67,456	$1,393,461	(16,304,461)	$(321,172)	$2,387	$1,524,622

	CMC Stockholders’ Equity
				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of		Noncontrolling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total
Balance, September 1, 2010	129,060,664	$1,290	$373,308	$(12,526)	$1,178,372	(14,735,315)	$(289,708)	$2,638	$1,253,374
Comprehensive income (loss):
Net earnings for the three months ended November 30, 2010					651			91	742
Other comprehensive income (loss):
Foreign currency translation adjustment				17,417					17,417
Unrealized loss on derivatives, net of taxes ($26)				(10)					(10)
Defined benefit obligation, net of taxes ($16)				(71)					(71)

Comprehensive income									18,078
Cash dividends					(13,722)				(13,722)
Issuance of stock under incentive and purchase plans			(603)			50,315	992		389
Share-based compensation			2,135						2,135
Tax benefits from stock plans			71						71

Balance, November 30, 2010	129,060,664	$1,290	$374,911	$4,810	$1,165,301	(14,685,000)	$(288,716)	$2,729	$1,260,325

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — QUARTERLY FINANCIAL DATA
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended August 31, 2010, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and statements of operations, cash flows and stockholders’ equity for the periods indicated. These notes should be read in conjunction with such Form 10-K. The results of operations for the three month period are not necessarily indicative of the results to be expected for a full year.
NOTE 2 — ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
In the first quarter of 2011, the Company adopted accounting guidance related to the accounting for transfers of financial assets. The guidance clarifies the determination of a transferor’s continuing involvement in a transferred financial asset and limits the circumstances in which a financial asset should be removed from the balance sheet when the transferor has not transferred the entire original financial asset. As a result of the new guidance, sales of receivables under the Company’s U.S. securitization program no longer qualify as sales and are recorded as a secured borrowing. The Company did not have any sales under the U.S. securitization program during the first quarter of 2011 or 2010. See Note 3, Sales of Accounts Receivable, for additional details.
In the first quarter of 2011, the Company adopted accounting guidance related to the accounting for variable interest entities (“VIE”). The guidance requires a qualitative analysis to determine whether the interest in a VIE gives it a controlling financial interest and requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE. The adoption had no impact on the Company’s consolidated financial statements.
NOTE 3 — SALES OF ACCOUNTS RECEIVABLE
On November 29, 2010, the Company renegotiated an existing accounts receivable securitization agreement of $100 million. The agreement extended the maturity date of the facility to January 31, 2011. The covenants contained in this agreement are consistent with the credit facility fully described in Note 7, Credit Arrangements.
The Company’s accounts receivable securitization program is used as a cost-effective, short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sell certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transfers all eligible trade accounts receivable to CMCRV. Depending on the Company’s level of financing needs, CMCRV may sell an undivided percentage ownership interest in the pool of receivables to affiliates of third party financial institutions. At November 30, 2010 and August 31, 2010, accounts receivable of $212 million and $190 million, respectively, had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at November 30, 2010 and August 31, 2010, respectively. The U.S. securitization program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under one of its credit arrangements.
In addition to the securitization program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $125.9 million and $103.9 million at November 30, 2010 and August 31, 2010, respectively. The Australian program contains financial covenants in which the subsidiary must meet certain coverage and tangible net worth levels, as defined. At November 30, 2010, the Australian subsidiary was in compliance with these covenants.
During the three months ended November 30, 2010 and 2009, proceeds from the sales of receivables were $285.5 million and $189.7 million, respectively, and cash payments to the owners of receivables were $263.5 million and $200.2 million, respectively. Discounts on domestic and international sales of accounts receivable were $1.2 million and $0.8 million for the three months ended November 30, 2010 and 2009, respectively. These discounts primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out method (“LIFO”). LIFO inventory reserves were $236.0 million and $230.3 million at November 30, 2010 and August 31, 2010, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in, first-out method (“FIFO”). The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At November 30, 2010 and August 31, 2010, $77.9 million and $59.1 million, respectively, were in raw materials.
NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS
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
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $73.2 million and $73.9 million at November 30, 2010 and August 31, 2010, respectively, and are included in other noncurrent assets. Aggregate amortization expense for intangible assets for the three months ended November 30, 2010 and 2009 was $2.5 million and $3.0 million, respectively.
NOTE 6 — DISCONTINUED OPERATIONS AND DISPOSITIONS
On February 26, 2010, the Company’s Board of Directors approved a plan to exit the joist and deck business through the sale of those facilities. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. The joist and deck business was in the Americas Fabrication segment.
During the fourth quarter of 2010, the Company completed the sale of the majority of the deck assets. On September 27, 2010, the Company completed the sale of the majority of the joist assets resulting in a gain of $1.9 million.
Various financial information for discontinued operations is as follows:

	November 30,	August 31,
(in thousands)	2010	2010
Current assets	$2,430	$10,850
Noncurrent assets	12,133	27,045
Current liabilities	10,489	14,723
Noncurrent liabilities	21	22

	Three Months Ended
	November 30,
	2010	2009
Revenue	915	44,600
Earnings (loss) before taxes	668	(4,158)
On November 23, 2010, CMC Construction Services, a subsidiary of the Company, completed the sale of heavy forming and shoring equipment for approximately $35 million. The Company recorded a loss on sale of approximately $0.5 million in connection with this transaction.
NOTE 7 — CREDIT ARRANGEMENTS
The Company’s revolving credit facility of $400 million has a maturity date of November 24, 2012 and includes certain covenants. The Company is required to maintain a minimum interest coverage ratio of not less than 2.50 to 1.00 for the nine month cumulative period ended November 30, 2010, twelve month cumulative period ending February 28, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At November 30, 2010, the Company’s interest coverage ratio was 3.54 to 1.00. The agreement required the Company to maintain liquidity of at least $300 million (cash, short-term investments and accounts receivable securitization capacity combined) through November 30, 2010. At November 30, 2010, the Company had liquidity of $482.8 million. The agreement requires the Company to maintain a debt to capitalization ratio covenant not greater than 0.60 to 1.00. At November 30, 2010, the Company’s debt to capitalization ratio was 0.53 to 1.00. The agreement provides for interest based on LIBOR, Eurodollar or Bank of America’s prime rate. The facility fee is 60 basis points per annum and no compensating balances are required.
It is the Company’s policy to maintain contractual bank credit lines equal to 100% of the amount of the commercial paper program. At November 30, 2010 and August 31, 2010, $60 million and $10 million were outstanding under the commercial paper program, respectively. There were no amounts outstanding on the revolving credit facility at November 30, 2010 and August 31, 2010. The availability under the revolving credit agreement is reduced by the outstanding amount under the commercial paper program. At November 30, 2010, $340 million was available under the revolving credit agreement.
The Company has numerous uncommitted credit facilities available from domestic and international banks. No commitment fees or compensating balances are required under these credit facilities. These credit facilities are used, in general, to support import letters of credit (including accounts payable settled under bankers’ acceptances as described in Note 1, Summary of Significant Accounting Polices in the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended August 31, 2010), foreign exchange transactions and short term advances which are priced at market rates.
Long-term debt, including the net effect of interest rate swap revaluation adjustments, is as follows:

	November 30,	August 31,
(in thousands)	2010	2010
5.625% notes due November 2013 (weighted average rate of 3.8% at November 30, 2010)	$206,555	$208,253
6.50% notes due July 2017	400,000	400,000
7.35% notes due August 2018 (weighted average rate of 5.5% at November 30, 2010)	515,000	524,185
CMCZ term note due May 2013	64,656	69,716
CMCS financing agreement	19,514	19,006
Other, including equipment notes	6,307	6,710

	1,212,032	1,227,870
Less current maturities	31,131	30,588

	$1,180,901	$1,197,282

Interest on the notes, except for the CMC Zawiercie (“CMCZ”) note, is payable semiannually.
On March 23, 2010, the Company entered into two interest rate swap transactions (“Swap Transactions”). The Swap Transactions were designated as fair value hedges at inception and convert all fixed rate interest to floating rate interest on the Company’s 5.625% notes due 2013 and $300 million on its fixed rate 7.35% notes due 2018. Swap Transactions with regard to the 5.625% notes and the 7.35% notes have notional amounts of $200 million and $300 million and termination dates of November 15, 2013 and August 15, 2018, respectively. The Swap Transactions costs are based on the floating LIBOR plus 303 basis points with respect to the 5.625% notes and LIBOR plus 367 basis points with respect to the 7.35% notes. See Note 8, Derivatives and Risk Management, for additional details.
CMCZ has a five year term note of PLN 200 million ($64.7 million) with a group of four banks. The term note is used to finance operating expenses of CMCZ and the development of a rolling mill. The note has scheduled principal and interest payments in fifteen equal quarterly installments which began in November 2009 with the final installment in May 2013. The weighted average interest rate at November 30, 2010 was 6.4%. The term note contains four financial covenants for CMCZ. At November 30, 2010, CMCZ was not in compliance with two of the financial covenants which resulted in a guarantee by Commercial Metals Company continuing to be effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenants for two consecutive quarters.
CMC Sisak (“CMCS”) has a five year financing agreement of EUR 40 million ($52.0 million) which allows for disbursements as funds are needed. The loan is intended to be used for capital expenditures and other uses. At November 30, 2010, EUR 15.0 million ($19.5 million) was outstanding under this note. The note has scheduled principal and interest payments in seven semiannual installments beginning in July 2011 and ending in July 2014. The weighted average interest rate at November 30, 2010 was 5.0%.
Interest of $0.2 million and $2.1 million was capitalized in the cost of property, plant and equipment constructed for the three months ended November 30, 2010 and 2009, respectively. Interest of $5.0 million and $8.6 million was paid for the three months ended November 30, 2010 and 2009, respectively.
NOTE 8 — DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in metals commodity prices, foreign currency exchange rates, natural gas prices and interest rates. The objective of the Company’s risk management program is to mitigate these risks using derivative instruments. The Company enters into metal commodity futures and forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. When sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company enters into interest rate swap contracts to maintain a portion of the Company’s debt obligations at variable interest rates. These interest rate swap contracts, under which the Company has agreed to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed rate debt. The Company’s interest rate swap contract commitments were $500 million as of November 30, 2010.
The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.
Gross foreign currency exchange contract commitments as of November 30, 2010 (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
AUD	378	EUR	268
AUD	125	NZD	161
AUD	77,299	USD	73,834
EUR	3,121	HRK*	22,988
EUR	328	USD	448
GBP	2,647	EUR	3,120
GBP	2,023	USD	3,204
PLN	251,816	EUR	63,333
PLN	104,579	USD	32,845
PLN	1,546	SEK**	3,626
SGD	8,812	USD	6,800
USD	24,295	EUR	18,353
USD	23,823	GBP	15,340
USD	3,052	JPY	256,422
USD	1,600	SGD***	2,091
USD	2,400	CNY****	15,914

*	Croatian kuna

**	Swedish krona

***	Singapore dollar

****	Chinese yuan
Commodity contract commitments as of November 30, 2010:

Commodity	Long/Short	Total
Aluminum	Long	2,925 MT
Aluminum	Short	650 MT
Copper	Long	2,116 MT
Copper	Short	8,865 MT
Zinc	Long	29 MT
Natural Gas	Long	80,000 MMBtu

•	MT = Metric Ton

•	MMBtu = One million British thermal units
The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three months ended November 30, 2010 and 2009. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands):

		Three Months Ended
Derivatives Not Designated as Hedging		November 30,
Instruments	Location	2010	2009
Commodity	Cost of goods sold	$(10,286)	$1,176
Foreign exchange	Net sales	(18)	264
Foreign exchange	Cost of goods sold	580	84
Foreign exchange	SG&A expenses	(3,324)	(1,181)

Gain (loss) before taxes		$(13,048)	$343

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items relate to firm commitments on commercial sales and purchases, capital expenditures and fixed rate debt obligations. As of November 30, 2010, fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $21.6 million.

		Three Months Ended
Derivatives Designated as Fair Value Hedging		November 30,
Instruments	Location	2010	2009
Foreign exchange	SG&A expenses	$(7,887)	$(8,687)
Interest rate	Interest expense	21,555	—

Gain (loss) before taxes		$13,668	$(8,687)

		Three Months Ended
Hedged (Underlying) Items Designated as Fair Value		November 30,
Hedging Instruments	Location	2010	2009
Foreign exchange	Net sales	$38	$61
Foreign exchange	SG&A expenses	7,848	8,622
Interest rate	Interest expense	(21,555)	—

Gain (loss) before taxes		$(13,669)	$8,683

The Company recognizes the impact of actual and estimated net periodic settlements of current interest on our active interest rate swaps as adjustments to interest expense. The following table summarizes the impact of actual and estimated periodic settlements of active swap agreements on the results of operations:

	Three Months Ended
Reductions to Interest Expense Due to	November 30,
Hedge Accounting for Interest Rate Swaps	2010	2009
Periodic estimated and actual settlements of active swap agreements*	$(3,284)	$—

*	Amounts represent the net of the Company’s periodic variable-rate interest obligations and the swap counterparty’s fixed-rate interest obligations. The Company’s variable-rate obligations are based on a spread from the six-month LIBOR.

Effective Portion of Derivatives
Designated as Cash Flow Hedging Instruments	Three Months Ended
Recognized in	November 30,
Accumulated Other Comprehensive Income (Loss)	2010	2009
Commodity	$37	$60
Foreign exchange	17	325

Gain, net of taxes	$54	$385

Effective Portion of Derivatives
Designated as Cash Flow Hedging Instruments		Three Months Ended
Reclassified from		November 30,
Accumulated Other Comprehensive Income (Loss)	Location	2010	2009
Commodity	Cost of goods sold	$(83)	$(28)
Foreign exchange	SG&A expenses	33	(30)
Interest rate	Interest expense	114	114

Gain, net of taxes		$64	$56

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets (in thousands):

Derivative Assets	November 30, 2010	August 31, 2010
Commodity — designated	$116	$80
Commodity — not designated	2,323	911
Foreign exchange — designated	620	435
Foreign exchange — not designated	580	1,188
Interest rate — designated	11,515	12,173
Long-term interest rate — designated	10,040	20,265

Derivative assets (other current assets and other assets)*	$25,194	$35,052

Derivative Liabilities	November 30, 2010	August 31, 2010
Commodity — designated	$98	$95
Commodity — not designated	2,625	2,817
Foreign exchange — designated	713	1,749
Foreign exchange — not designated	3,234	1,097

Derivative liabilities (accrued expenses and other payables)*	$6,670	$5,758

*	Derivative assets and liabilities do not include the hedged (underlying) items designated as fair value hedges.
As of November 30, 2010, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.
All of the instruments are highly liquid, and none are entered into for trading purposes.

NOTE 9 — FAIR VALUE
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
The following table summarizes information regarding the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	November 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Money market investments	$337,503	$337,503	$—	$—
Derivative assets	25,194	2,323	22,871	—
Nonqualified benefit plan assets *	49,850	49,850	—	—
Derivative liabilities	6,670	2,625	4,045	—
Nonqualified benefit plan liabilities *	87,140	—	87,140	—

	August 31,
	2010
Money market investments	$352,881	$352,881	$—	$—
Derivative assets	35,052	911	34,141	—
Nonqualified benefit plan assets *	43,681	43,681	—	—
Derivative liabilities	5,758	2,817	2,941	—
Nonqualified benefit plan liabilities *	86,043	—	86,043	—

*	The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds.
The Company’s long-term debt is predominantly publicly held. The fair value was approximately $1.23 billion at November 30, 2010 and $1.29 billion at August 31, 2010. Fair value was determined by indicated market values.
NOTE 10 — INCOME TAXES
The Company had net refunds of $1.9 million and paid $6.3 million in income taxes during the three months ended November 30, 2010 and 2009, respectively.
Reconciliations of the United States statutory rates to the Company’s effective tax rates from continuing operations were as follows:

	Three Months Ended
	November 30,
	2010	2009
Statutory rate	35.0%	35.0%
State and local taxes	2.8	4.4
Foreign rate differential	1.3	(1.1)
Increase in valuation allowance due to foreign losses without benefit (predominately Croatia)	48.7	—
Domestic production activity deduction	(3.6)	—
Other	11.1	(2.2)

Effective rate from continuing operations	95.3%	36.1%

The Company’s effective tax rate from discontinued operations for the three months ended November 30, 2010 and 2009 was 38.8%.
As of November 30, 2010, the reserve for unrecognized tax benefits relating to the accounting for uncertainty in income taxes was $20.4 million, exclusive of interest and penalties. During the three months ended November 30, 2010, the Company recorded no change to the liability.
The current Company policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as tax expense and the balances at the end of a reporting period are recorded as part of the current or non-current reserve for uncertain income tax positions. For the three months ended November 30, 2010, before any tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized tax benefits.

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
The following is a summary of tax years subject to examination:

U.S Federal — 2006 and forward

U.S. States — 2006 and forward

Foreign — 2004 and forward
The Federal tax returns for fiscal years 2006 to 2008 are under examination by the Internal Revenue Service. However, we believe our recorded tax liabilities as of November 30, 2010 sufficiently reflect the anticipated outcome of these examinations.
NOTE 11 — SHARE-BASED COMPENSATION
See Note 10, Capital Stock, to the Company’s consolidated financial statements for the year ended August 31, 2010 for a description of the Company’s stock incentive plans.
The Company recognizes share-based compensation at fair value in the financial statements. The fair value of each share-based award is estimated at the date of grant using either the Black-Scholes pricing model or a binomial model. Total compensation cost is amortized over the requisite service period using the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting. The Company recognized share-based compensation of $2.1 million and $2.4 million for the three months ended November 30, 2010 and 2009, respectively, as a component of selling, general and administrative expenses. At November 30, 2010, the Company had $10.0 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the next 42 months. See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended August 31, 2010 for a description of the Company’s assumptions used to calculate share-based compensation.
Combined information for shares subject to options and stock appreciation rights (“SARs”) for the three months ended November 30, 2010 were as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share
September 1, 2010
Outstanding	3,922,016	$23.67	$7.53 — 35.38
Exercisable	3,503,681	23.38	7.53 — 35.38
Exercised	(54,667)	8.03	7.53 — 12.31
Forfeited	(30,700)	33.33	24.57 — 35.38

November 30, 2010
Outstanding	3,836,649	$23.82	$7.53 — 35.38
Exercisable	3,422,320	23.55	7.53 — 35.38
Share information for options and SARs at November 30, 2010:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price
$ 7.53 — 7.78	756,346	0.3	$7.77	756,346	$7.77
11.00 — 14.05	761,225	2.9	12.41	586,225	12.17
21.81 — 24.71	444,742	2.2	24.51	444,742	24.51
31.75 — 35.38	1,874,336	3.5	34.76	1,635,007	34.67

$ 7.53 — 35.38	3,836,649	2.6	$23.82	3,422,320	$23.55

Of the Company’s previously granted restricted stock awards, 1,134 shares vested during the three months ended November 30, 2010. None of the Company’s previously granted restricted stock awards vested during the three months ended November 30, 2009.

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO CMC
In calculating earnings (loss) per share, there were no adjustments to net earnings (loss) to arrive at earnings (loss) for any years presented. The reconciliation of the denominators of the earnings (loss) per share calculations was as follows:

	Three Months Ended
	November 30,
	2010	2009
Shares outstanding for basic earnings (loss) per share	114,319,017	112,495,297
Effect of dilutive securities:
Stock based incentive/purchase plans	904,676	—

Shares outstanding for diluted earnings (loss) per share	115,223,693	112,495,297

For the three months ended November 30, 2010, SARs with total share commitments of 2.3 million were antidilutive and therefore excluded from the calculation of diluted earnings per share. For the three months ended November 30, 2009, no stock options, restricted stock or SARs were included in the calculation of dilutive shares because the Company reported a loss from continuing operations. All stock options and SARs expire by 2017.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings (loss) per share calculation until the shares vest.
The Company purchased no shares during the first quarter of 2011 and had remaining authorization to purchase 8,259,647 shares of its common stock at November 30, 2010.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
See Note 12, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended August 31, 2010 relating to environmental and other matters. There have been no significant changes to the matters noted therein. In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provisions have been made in the consolidated financial statements for the potential impact of these issues, and that the outcomes will not significantly impact the results of operations or the financial position of the Company, although they may have a material impact on earnings (loss) for a particular quarter.
NOTE 14 — BUSINESS SEGMENTS
The Company’s reportable segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.
Effective September 1, 2010, the Company’s scrap metal processing facilities which directly support the domestic mills are included as part of the Americas Mills segment. Prior to September 1, 2010, these facilities were included as part of the Americas Recycling segment. All prior period financial information has been recast to the current segment reporting structure.
The Company structures the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mills and International Marketing and Distribution. The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States. The Americas Mills segment includes the Company’s domestic steel mills, including the scrap processing facilities which directly support these mills, and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel mills because it has similar economic characteristics. The Americas Fabrication segment consists of the Company’s rebar fabrication operations, fence post manufacturing plants, construction-related and other products facilities. The International Mills segment includes the minimills in Poland and Croatia, recycling operations in Poland and fabrication operations in Europe, which have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from that of the Company’s domestic mills and rebar fabrication operations. International Marketing and Distribution includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, the International Marketing and Distribution segment includes the Company’s two U.S. based trading and distribution divisions, CMC Cometals and CMC Cometals Steel (previously CMC Dallas Trading). The international distribution operations consist only of physical transactions and not positions taken for speculation. Corporate contains expenses of the Company’s corporate headquarters, expenses related to its deployment of SAP software, and interest expense relating to its long-term public debt and commercial paper program.

The financial information presented for the Americas Fabrication segment excludes its joist and deck fabrication operations. This operation has been classified as discontinued operations in the consolidated statements of operations. See Note 6, Discontinued Operations and Dispositions, for more detailed information.
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

	Three Months Ended November 30, 2010
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$347,169	$280,781	$283,943	$223,921	$640,408	$6,258	$—	$1,782,480
Intersegment sales	28,626	154,616	3,810	8,875	5,498	—	(201,425)	—
Net sales	375,795	435,397	287,753	232,796	645,906	6,258	(201,425)	1,782,480
Adjusted operating profit (loss)	8,192	34,143	(22,008)	(7,666)	24,238	(10,603)	303	26,599
Goodwill	7,267	295	57,144	2,877	4,276	—	—	71,859
Total assets	251,332	612,574	593,596	726,837	716,498	1,075,944	(347,167)	3,629,614

	Three Months Ended November 30, 2009
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$240,498	$179,616	$260,441	$152,122	$566,022	$3,559	$—	$1,402,258
Intersegment sales	25,030	127,919	2,032	31,147	7,064	—	(193,192)	—
Net sales	265,528	307,535	262,473	183,269	573,086	3,559	(193,192)	1,402,258
Adjusted operating profit (loss)	(1,210)	(19)	(8,916)	(19,092)	20,138	(20,204)	4,666	(24,637)
Goodwill	6,961	601	58,878	2,991	5,205	—	—	74,636
Total assets	212,479	608,203	789,085	753,862	632,881	895,084	(271,812)	3,619,782
The following table provides a reconciliation of net loss from continuing operations attributable to CMC to adjusted operating profit (loss):

	Three Months Ended
	November 30,
(in thousands)	2010	2009
Net earnings (loss) from continuing operations attributable to CMC	$242	$(28,684)
Noncontrolling interests	91	6
Income taxes (benefit)	6,730	(16,195)
Interest expense	18,325	19,451
Discounts on sales of accounts receivable	1,211	785

Adjusted operating profit (loss) from continuing operations	$26,599	$(24,637)
Adjusted operating profit (loss) from discontinued operations	668	(4,155)

Adjusted operating profit (loss)	$27,267	$(28,792)

The following represents the Company’s external net sales from continuing operations by major product and geographic area:

	Three Months Ended
	November 30,
(in thousands)	2010	2009
Major product information:
Steel products	$1,054,770	$858,313
Nonferrous scrap	220,273	150,609
Industrial materials	213,845	184,625
Ferrous scrap	160,418	100,101
Construction materials	58,227	52,501
Nonferrous products	45,067	34,023
Other	29,880	22,086

Net sales	$1,782,480	$1,402,258

	Three Months Ended
	November 30,
(in thousands)	2010	2009
Geographic area:
United States	$959,820	$645,566
Europe	416,859	287,451
Asia	213,597	267,605
Australia/New Zealand	138,600	147,334
Other	53,604	54,302

Net sales	$1,782,480	$1,402,258

NOTE 15 — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries has a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. This marketing and distribution agreement expired on December 31, 2010. The following presents related party transactions:

	Three Months Ended
	November 30,
(in thousands)	2010	2009
Sales	$98,050	$76,300
Purchases	106,962	81,733

	November 30,	August 31,
(in thousands)	2010	2010
Accounts receivable	$43,785	$10,611
Accounts payable	24,432	22,603

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K filed with the SEC for the year ended August 31, 2010.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are not different from the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC for the year ended August 31, 2010 and are, therefore, not presented herein.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	November 30,		Increase
(in millions)	2010	2009	%
Net sales*	$1,782.5	$1,402.3	27%
Net earnings (loss) from continuing operations attributable to CMC	0.3	(28.6)	101%
Adjusted EBITDA	66.6	14.1	372%

*	Excludes divisions classified as discontinued operations.
In the table above, we have included a financial statement measure that was not derived in accordance with accounting principles generally accepted in the United States (“GAAP”). We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation, amortization and impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our long-term cash incentive performance plan for management and part of a debt compliance test for our revolving credit agreement and our accounts receivable securitization program. Reconciliations from net earnings (loss) from continuing operations attributable to CMC to adjusted EDITDA are provided below:

	Three Months Ended		Increase
	November 30,		(Decrease)
(in millions)	2010	2009	%
Net earnings (loss) from continuing operations attributable to CMC	$0.3	$(28.6)	101%
Interest expense	18.3	19.5	(6%)
Income taxes (benefit)	6.7	(16.2)	141%
Depreciation, amortization and impairment charges	40.6	41.6	(2%)

Adjusted EBITDA from continuing operations	$65.9	$16.3	304%
Adjusted EBITDA from discontinued operations	0.7	(2.2)	132%

Adjusted EBITDA	$66.6	$14.1	372%
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
The following events and performances had a significant impact during our first quarter of 2011 as compared to the same period of 2010 or are expected to be significant for our future operations:
•	Net sales of the Americas Recycling segment increased 42% and adjusted operating profit increased $9.4 million during the first quarter of 2011 as compared to the prior year’s first quarter primarily from improved demand which drove an increase in prices and volumes.

•	Net sales of the Americas Mills segment increased 42% and adjusted operating profit increased $34.2 million from the prior year’s first quarter primarily due to higher shipments and a 22% increase in metal margins.

•	Our Americas Fabrication segment showed a 10% increase in sales but a $13.1 million increase in adjusted operating loss as compared to the first quarter of 2010 due to rising steel costs and weak commercial construction markets.

•	Our International Mills segment showed a 27% increase in net sales and an $11.4 million decrease in adjusted operating loss as compared to the first quarter of 2010 from increased demand and pricing in construction markets in Poland offset by continuing losses in Croatia.

•	Our International Marketing and Distribution segment reported a 13% increase in net sales and a $4.1 million increase in adjusted operating profit as compared to the first quarter of 2010, including approximately $7 million in recoveries of prior year inventory contract claims.

•	We recorded consolidated pre-tax LIFO expense of $5.7 million for the first quarter of 2011 compared to pre-tax LIFO income of $17.3 million for the first quarter of 2010.

•	We commissioned a new ladle metallurgical station at CMCS (Croatia), which was the last component of the melt shop upgrade and began sequence casting trials.

•	We received approximately $51 million from the sale of certain joist assets, included in discontinued operations, and the sale of forms from our heavy forms rental unit, included in the Americas Fabrication segment.
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
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) before income taxes and financing costs. The following tables show net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended
	November 30,
(in thousands)	2010	2009
Net sales:
Americas Recycling	$375,795	$265,528
Americas Mills	435,397	307,535
Americas Fabrication	287,753	262,473
International Mills	232,796	183,269
International Marketing and Distribution	645,906	573,086
Corporate	6,258	3,559
Eliminations	(201,425)	(193,192)

	$1,782,480	$1,402,258

	Three Months Ended
	November 30,
(in thousands)	2010	2009
Adjusted operating profit (loss):
Americas Recycling	$8,192	$(1,210)
Americas Mills	34,143	(19)
Americas Fabrication	(22,008)	(8,916)
International Mills	(7,666)	(19,092)
International Marketing and Distribution	24,238	20,138
Corporate	(10,603)	(20,204)
Eliminations	303	4,666
Discontinued Operations	668	(4,155)
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

	Three Months Ended
	November 30,
(in thousands)	2010	2009
Americas Recycling	$(2,249)	$(18)
Americas Mills	(12,083)	(2,985)
Americas Fabrication	6,161	11,306
International Marketing and Distribution	2,111	4,694
Discontinued Operations	391	4,272

Consolidated pre-tax LIFO income (expense)	$(5,669)	$17,269

Americas Recycling During the first quarter of 2011, this segment reported an increase in net sales and adjusted operating results. The improvement in adjusted operating results is primarily from higher volume as purchase prices moved in line with sales pricing. Metal margins were negatively impacted by LIFO expense of $2.2 million in the first quarter of 2011 as compared to a negligible amount recorded in the first quarter of 2010. Ferrous pricing was stronger as export demand remained constant and domestic mills appeared to have underestimated steel demand, requiring more purchases late in the quarter as manufacturing activity in the U.S. stabilized. Nonferrous pricing continued to be driven by strong export demand from China and Europe. We exported 8% of our ferrous scrap tonnage and 37% of our nonferrous scrap tonnage during the quarter.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended
	November 30,		Increase
	2010	2009	Amount	%
Average ferrous sales price	$284	$216	$68	31%
Average nonferrous sales price	$2,944	$2,363	$581	25%
Ferrous tons shipped	495	437	58	13%
Nonferrous tons shipped	63	58	5	9%
Americas Mills We include our five domestic steel mills, including the scrap locations which directly support the steel mills, and our copper tube minimill in our Americas Mills segment.
Within the segment, adjusted operating profit for our five domestic steel mills was $29.1 million for the first quarter of 2011 compared to an adjusted operating loss of $3.4 million from the prior year’s first quarter. The quarterly adjusted operating profit increased due to gains in shipments from our backlog of highway and other infrastructure projects. While there is some demand in education, healthcare and manufacturing, commercial work remains weak. The announcement of pending finished goods price increases based on rising ferrous scrap prices also pulled demand forward into this quarter. Additionally, last year’s quarter included the absorption of $11.3 million in start-up costs at the micromill in Arizona. We recorded LIFO expense of $10.5 million in the first quarter of 2011 as compared to a minimal LIFO expense last year. Our mills ran at 72% of capacity in the first quarter of 2011, an increase from the 63% in the first quarter of 2010. Higher production volumes as well as price increases in alloy rates resulted in an overall increase of $7.2 million in electrode, alloys and energy costs for the first quarter in 2011 as compared to the same period in the prior year. Shipments included 90 thousand tons of billets in the first quarter of 2011 as compared to 117 thousand tons of billets in the first quarter of the prior year.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended
	November 30,		Increase
	2010	2009	Amount	%
Average mill selling price (finished goods)*	$627	$552	$75	14%
Average mill selling price (total sales)*	605	507	98	19%
Average cost of ferrous scrap consumed	312	266	46	17%
Average FIFO metal margin	293	241	52	22%
Average ferrous scrap purchase price	280	213	67	31%

*	Prior year domestic selling prices revised to eliminate net freight costs.
The table below reflects our domestic steel mills’ operating statistics (short tons in thousands):

	Three Months Ended
	November 30,		Increase
	2010	2009	Amount	%
Tons melted	589	479	110	23%
Tons rolled	506	355	151	43%
Tons shipped	572	498	74	15%
Our copper tube minimill’s adjusted operating profit for the first quarter of 2011 increased $1.6 million to $5.0 million compared to the first quarter of 2010 primarily due to a decrease in LIFO expense of $1.4 million.
The table below reflects our copper tube minimill’s operating statistics:

	Three Months Ended
	November 30,		Increase
(pounds in millions)	2010	2009	Amount	%
Pounds shipped	10.6	9.9	0.7	7%
Pounds produced	9.7	8.7	1.0	11%
Americas Fabrication This segment continues to face unfavorable market conditions for downstream operations. Anemic demand and rising steel costs have eroded this segment’s profitability. Backlogs are building at higher prices, allowing our integrated supply chain in recycling and mill operations to benefit. The Western region of the U.S. remains the most problematic for this segment. During the quarter, we sold the forms from our heavy forms rental business, a non-core business, at near breakeven. Results were also negatively impacted by a decline in LIFO income of $5.1 million in the first quarter of 2011 as compared to 2010. The composite average fabrication selling price was $775 per ton, 2% lower than last year’s first quarter price.
The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended
	November 30,		Increase (Decrease)
Average selling price*	2010	2009	Amount	%
Rebar	$728	$752	$(24)	(3%)
Structural	1,799	1,826	(27)	(1%)
Post	910	871	39	4%

*	Excludes stock and buyout sales.

	Three Months Ended
	November 30,		Increase
Tons shipped (in thousands)	2010	2009	Amount	%
Rebar	213	196	17	9%
Structural	14	12	2	17%
Post	20	20	—	—
International Mills CMC Zawiercie (“CMCZ”) had adjusted operating profit of $6.4 million in the first quarter of 2011 as compared to an adjusted operating loss of $11.6 million in the first quarter of last year. Improvements in adjusted operating results were due to improved demand driving higher finished goods pricing and metal margin expansion aided by economic growth in Poland and EU funding of highway and public works projects. Shipments included 50 thousand tons of billets in the first quarter of 2011 as compared to 103 thousand tons of billets in the first quarter of the prior year.
The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

	Three Months Ended
	November 30,				Increase (Decrease)
	2010		2009		Amount		%
Tons melted	361		399		(38)		(10%)
Tons rolled	307		266		41		15%
Tons shipped	356		355		1		—
Average mill selling price (total sales)	1,650	PLN	1,220	PLN	430	PLN	35%
Average ferrous scrap production cost	994	PLN	782	PLN	212	PLN	27%
Average metal margin	656	PLN	438	PLN	218	PLN	50%
Average ferrous scrap purchase price	813	PLN	633	PLN	180	PLN	28%
Average mill selling price (total sales)	$565		$431		$134		31%
Average ferrous scrap production cost	$340		$276		$64		23%
Average metal margin	$225		$155		$70		45%
Average ferrous scrap purchase price	$278		$223		$55		25%

PLN — Polish zlotys
CMC Sisak (“CMCS”) reported an adjusted operating loss of $14.1 million for the first quarter of 2011 as compared to an adjusted operating loss of $7.5 million in the first quarter of 2010. Performance benchmarks for CMCS have not been met, which has led to management changes and extended assignments by technical personnel from both the U.S. and Polish mills to improve business processes, lower our cost structure and better utilize new capital investments. CMCS commissioned its ladle metallurgical station during the quarter, which was the last piece of its melt shop upgrade and began sequence casting trials by quarter end. CMCS melted 38 thousand tons, rolled 19 thousand tons and sold 13 thousand tons during the first quarter as compared to 19 thousand tons melted, 17 thousand tons rolled and 9 thousand tons sold during the prior year’s first quarter.
Our fabrication operations in Poland and Germany had an adjusted operating loss of $1.3 million during the first quarter of 2011 compared to near breakeven in the first quarter of 2010. These results are included in the overall results of CMCZ discussed above.
International Marketing and Distribution This segment reported its fifth consecutive profitable quarter with an increase in sales and adjusted operating profit over last year’s first quarter. During the quarter, the U.S. steel import business benefitted from recoveries on inventory contract claims of approximately $7 million. Each major geographic operation was profitable, with the Asian and Australian operations performing particularly well and the raw materials division, including downstream processing, having a solid quarter. Results were negatively impacted by a decline in LIFO income of $2.6 million in the first quarter of 2011 as compared to 2010.
Consolidated Data The LIFO method of inventory valuation decreased our net earnings from continuing operations by $3.9 million for the first quarter of 2011 as compared to decreasing our net loss by $8.4 million for the first quarter of 2010. Our overall selling, general and administrative (“SG&A”) expenses decreased by $9.6 million, or 7%, for the first quarter of 2011 as compared to the first quarter of 2010. SG&A expenses primarily declined from our cost containment initiatives and lower information technology, or I.T., costs.

Our interest expense decreased by $1.1 million to $18.3 million during the first quarter of 2011 as compared to the first quarter of 2010 from the favorable impact of interest rate swap transactions of $3.3 million offset by less capitalized interest as a result of completed capital projects during 2010.
Our effective tax rate from continuing operations for the quarter ended November 30, 2010 was 95.3% as compared to 36.1% in the first quarter of 2010. Our effective tax rate for the first quarter of 2011 varies from our statutory rate primarily from losses in Croatia not being tax benefitted as we may not be able to utilize them in the allowed carryforward period.
Discontinued Operations Our division classified as a discontinued operation recorded an adjusted operating profit of $0.7 million for the first quarter of 2011 as compared to an adjusted operating loss of $4.2 million in the first quarter of 2010. During the first quarter of 2011, we recorded a gain on the sale of the joist business of $1.9 million and all locations of this division had been sold or ceased operations. The results for the first quarter of 2010 include the operating losses of the division offset by LIFO income of $4.3 million.
OUTLOOK
Due to seasonal factors, our second quarter is historically our weakest. Typically ferrous scrap prices would be relatively stable until the end of the quarter when spring construction buildup would begin. However, the trend appears to support higher prices early in the quarter, though a pullback by spring could be expected. Rebar price increases are already in effect, and increasing ferrous scrap pricing will continue to apply upward pressure. Fabrication backlogs normally decline during our second quarter; however, they are likely to trend upward at higher prices which should be positive longer term. Nonferrous metals, particularly copper, appear to be supply constrained and prices should remain historically high. Volumes are always weather dependent, with the largest weather impact in Poland. Absent LIFO considerations, we anticipate overall a small loss for the second quarter. We remain focused on a number of operational and strategic initiatives to both address near-term challenges and position us for improved performance when the markets further recover.
LIQUIDITY AND CAPITAL RESOURCES
See Note 7 — Credit Arrangements, to the consolidated financial statements.
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
The table below reflects our sources, facilities and availability of liquidity and capital resources as of November 30, 2010 (dollars in thousands):

	Total
	Facility	Availability
Cash and cash equivalents	$382,800	$	N/A
Commercial paper program*	400,000		340,000
Domestic accounts receivable securitization	100,000		100,000
International accounts receivable sales facilities	185,066		59,136
Bank credit facilities — uncommitted	790,478		547,768
Notes due from 2013 to 2018	1,100,000			**
CMCZ term note	64,656		—
CMCS term facility	52,038		32,524
Trade financing arrangements	**		As required
Equipment notes	6,307			**

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $60.0 million of commercial paper outstanding as of November 30, 2010.

**	With our investment grade credit ratings, we believe we have access to additional financing and refinancing, if needed.
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
Certain of our financing agreements include various financial covenants. The revolving credit facility and accounts receivable securitization agreement require us to maintain a minimum interest coverage ratio (Adjusted EBITDA to interest expense) of not less than 2.50 to 1.00 for the nine month cumulative period ended November 30, 2010, twelve month cumulative period ending February 28, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At November 30, 2010, our interest coverage ratio was 3.54 to 1.00. The agreement required us to maintain liquidity of at least $300 million (cash, short-term investments, and accounts receivable securitization capacity combined) through November 30, 2010 and at November 30, 2010 we had liquidity of $482.8 million. The debt to capitalization ratio covenant under the agreement requires us to maintain a ratio not greater than 0.60 to 1.00. At November 30, 2010, our debt to capitalization ratio was 0.53 to 1.00. Current market conditions, including volatility of metal prices, LIFO adjustments, mark to market adjustments on inventories, reserves for future job losses, the level of allowance for doubtful accounts, the amount of interest capitalized on capital projects and the effect of interest rate changes on our interest rate swaps could impact our ability to meet the interest coverage ratio for the second quarter of fiscal 2011. The revolving credit facility and accounts receivable securitization are used as alternative sources of liquidity. Our public debt does not contain these covenants.
The CMCZ term note contains certain financial covenants. The agreement requires a debt to equity ratio of not greater than 0.80 to 1.00 and a tangible net worth to exceed PLN 600 million ($194 million). At November 30, 2010, CMCZ was in compliance with both of these covenants with the debt to equity ratio at 0.71 to 1.00 and tangible net worth of PLN 679 million ($220 million). Additionally, the agreement requires a debt to EBITDA ratio not greater than 3.50 to 1.00 and an interest coverage ratio of not less than 1.20 to 1.00. At November 30, 2010, CMCZ was not in compliance with these covenants which resulted in a guarantee by the Company continuing to be effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenants of the parent guarantee for two consecutive quarters.
We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and record allowances as soon as we believe they are uncollectible based on current market conditions and customers’ financial condition. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate the amount of credit insured receivables (and those covered by export letters of credit) was approximately 60% of total receivables at November 30, 2010.
For added flexibility, we may secure financing through the securitization and sales of certain accounts receivable both in the U.S. and internationally. Our domestic securitization program expires on January 31, 2011 and we are currently evaluating other alternatives. See Note 3, Sales of Accounts Receivable, to the consolidated financial statements. Our domestic securitization program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement, and contains convents that conform to the same requirements contained in our revolving credit agreement. Compliance with these covenants is discussed above.
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
During the first quarter of 2011, we used $5.6 million of net cash flows from operating activities as compared to generating $31.9 million in the first quarter of 2010. During the first quarter of 2011, we generated less cash than the same period in 2010 from fluctuations in working capital. Significant fluctuations in working capital were as follows:
•	Accounts receivable — accounts receivable increased during the first quarter of 2011 as sales and prices began improving as compared to sales and prices significantly declining during the first three months of 2010 due to the global recession;

•	Inventory — more cash was used in the first quarter of 2011 as demand increased as compared to the same period in 2010 where inventory balances were reduced to meet declining demand.

During the first quarter of 2011, we generated $38.1 million of net cash flows from investing activities as compared to using $48.8 million during the first quarter of 2010. We invested $11.9 million in property, plant and equipment during the first quarter of 2011, a decrease of $34.6 million over the first quarter of 2010. Additionally, we sold certain assets of our joist business and sold the forms of our heavy forms rental business, which resulted in proceeds of approximately $51 million during the first quarter of 2011.
We expect our total capital budget for fiscal 2011 to be approximately $150 million. We continually assess our capital spending and reevaluate our requirements based on current and expected results.
During the first quarter of 2011, we used $50.1 million of net cash flows from financing activities as compared to $55.1 million during the first quarter of 2010. The decrease in cash used was primarily due to increased net borrowings on short-term debt of $77.6 million in the first quarter of 2011. This was offset by decreased documentary letters of credit which resulted in an increase in the use of cash of $70.8 million as compared to the first quarter of 2010. Our cash dividends have remained consistent at approximately $14 million for both periods.
Our contractual obligations for the next twelve months of approximately $877 million are typically expenditures with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of November 30, 2010 (dollars in thousands):

	Payments Due By Period*
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Long-term debt(1)	$1,212,032	$31,131	$52,846	$213,037	$915,018
Notes payable	35,787	35,787	—	—	—
Interest(2)	415,388	65,491	125,198	107,563	117,136
Commercial paper	60,000	60,000	—	—	—
Operating leases(3)	149,267	39,782	56,670	31,490	21,325
Purchase obligations(4)	776,200	644,911	80,839	42,433	8,017

Total contractual cash obligations	$2,648,674	$877,102	$315,553	$394,523	$1,061,496

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the November 30, 2010 consolidated balance sheet. See Note 7, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of November 30, 2010. Also, includes the effect of our interest rate swaps based on the LIBOR forward rate at November 30, 2010.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real estate leases in effect as of November 30, 2010.

(4)	Approximately 70% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2010, we had committed $41.0 million under these arrangements, of which $28.5 million is cash collateralized. All of the commitments expire within one year.
CONTINGENCIES
See Note 13 — Commitments and Contingencies, to the consolidated financial statements.

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings (loss), economic conditions, credit availability, product pricing and demand, currency valuation, production rates, energy expense, interest rates, inventory levels, acquisitions, construction and operation of new facilities and general market conditions. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
•	absence of global economic recovery or possible recession relapse;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	continued debt problems in Greece and other countries within the eurozone;

•	customer non-compliance with contracts;

•	construction activity;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	unsuccessful implementation of new technology;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	execution of cost minimization strategies;

•	ability to retain key executives;

•	court decisions;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	scrap metal, energy, insurance and supply prices;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	severe weather, especially in Poland; and

•	the pace of overall economic activity, particularly in China.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required hereunder for the Company is not materially different from the information set forth in Item 7a. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010, filed with the SEC and is, therefore, not presented herein.
Additionally, see Note 8 — Derivatives and Risk Management, to the consolidated financial statements.
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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended August 31, 2010.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended August 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     Not Applicable.
ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K:

10.1	Amendment to Second Amended and Restated Receivables Purchase Agreement, dated November 24, 2010 (filed as Exhibit 10.1 to Commercial Metals Company’s Form 8-K filed November 29, 2010 and incorporated herein by reference).

31.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	Financial statements from the quarterly report on Form 10-Q of Commercial Metals Company for the quarter ended November 30, 2010, filed on January 7, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text (submitted electronically herewith).

*	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

January 7, 2011	/s/ William B. Larson William B. Larson
Senior Vice President &
Chief Financial Officer

January 7, 2011	/s/ Leon K. Rusch Leon K. Rusch
Vice President & Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Amendment to Second Amended and Restated Receivables Purchase Agreement, dated November 24, 2010 (filed as Exhibit 10.1 to Commercial Metals Company’s Form 8-K filed November 29, 2010 and incorporated herein by reference).

31.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	Financial statements from the quarterly report on Form 10-Q of Commercial Metals Company for the quarter ended November 30, 2010, filed on January 7, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text (submitted electronically herewith).

*	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.