Form 10-Q
period 2011-02-28
COMMERCIAL METALS CO
filed 2011-04-08
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 4, 2011 there were 115,435,301 shares of the Company’s common stock issued and outstanding excluding 13,625,363 shares held in the Company’s treasury.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PAGE NO.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited) — February 28, 2011 and August 31, 2010	3
Consolidated Statements of Operations (Unaudited) — Three months and six months ended February 28, 2011 and 2010	4
Consolidated Statements of Cash Flows (Unaudited) — Six months ended February 28, 2011 and 2010	5
Consolidated Statements of Stockholders’ Equity (Unaudited) — Six months ended February 28, 2011 and 2010	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
PART II — OTHER INFORMATION
Items 1 — 6	29
Signatures	31
Index to Exhibits
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28,	August 31,
(in thousands, except share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$265,021	$399,313
Accounts receivable (less allowance for collection losses of $29,041 and $29,721)	849,363	824,339
Inventories	826,539	674,680
Other	230,954	276,874

Total current assets	2,171,877	2,175,206
Property, plant and equipment:
Land	93,596	94,426
Buildings and improvements	555,566	540,285
Equipment	1,685,632	1,649,723
Construction in process	33,363	56,124

	2,368,157	2,340,558
Less accumulated depreciation and amortization	(1,164,010)	(1,108,290)

	1,204,147	1,232,268
Goodwill	72,296	71,580
Other assets	174,011	227,099

Total assets	$3,622,331	$3,706,153

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$539,519	$504,388
Accounts payable-documentary letters of credit	106,609	226,633
Accrued expenses and other payables	341,404	324,897
Notes payable	7,110	6,453
Commercial paper	10,000	10,000
Current maturities of long-term debt	36,569	30,588

Total current liabilities	1,041,211	1,102,959
Deferred income taxes	43,648	43,668
Other long-term liabilities	120,162	108,870
Long-term debt	1,159,523	1,197,282

Total liabilities	2,364,544	2,452,779
Commitments and contingencies
CMC stockholders’ equity:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,408,109 and 114,325,349 shares	1,290	1,290
Additional paid-in capital	368,574	373,308
Accumulated other comprehensive income (loss)	50,038	(12,526)
Retained earnings	1,105,401	1,178,372
Treasury stock 13,652,555 and 14,735,315 shares at cost	(268,210)	(289,708)

Stockholders’ equity attributable to CMC	1,257,093	1,250,736
Stockholders’ equity attributable to noncontrolling interests	694	2,638

Total equity	1,257,787	1,253,374

Total liabilities and stockholders’ equity	$3,622,331	$3,706,153

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands, except share data)	2011	2010	2011	2010
Net sales	$1,791,766	$1,322,443	$3,574,246	$2,724,701
Costs and expenses:
Cost of goods sold	1,710,580	1,313,829	3,344,072	2,608,324
Selling, general and administrative expenses	121,575	147,488	245,175	280,673
Interest expense	18,278	20,236	36,603	39,687

	1,850,433	1,481,553	3,625,850	2,928,684

Loss from continuing operations before income taxes	(58,667)	(159,110)	(51,604)	(203,983)
Income tax benefit	(12,535)	(23,858)	(5,805)	(40,053)

Loss from continuing operations	(46,132)	(135,252)	(45,799)	(163,930)

Earnings (loss) from discontinued operations before taxes	(21)	(62,356)	647	(66,514)
Income taxes (benefit)	(8)	(24,227)	251	(25,840)

Earnings (loss) from discontinued operations	(13)	(38,129)	396	(40,674)

Net loss	$(46,145)	$(173,381)	$(45,403)	$(204,604)
Less net earnings (loss) attributable to noncontrolling interests	17	(91)	108	(85)

Net loss attributable to CMC	$(46,162)	$(173,290)	$(45,511)	$(204,519)

Basic earnings (loss) per share attributable to CMC:
Loss from continuing operations	$(0.40)	$(1.19)	$(0.40)	$(1.45)
Loss from discontinued operations	—	(0.34)	—	(0.36)

Net loss	$(0.40)	$(1.53)	$(0.40)	$(1.81)
Diluted earnings (loss) per share attributable to CMC:
Loss from continuing operations	$(0.40)	$(1.19)	$(0.40)	$(1.45)
Loss from discontinued operations	—	(0.34)	—	(0.36)

Net loss	$(0.40)	$(1.53)	$(0.40)	$(1.81)
Cash dividends per share	$0.12	$0.12	$0.24	$0.24

Average basic and diluted shares outstanding	114,736,984	113,275,457	114,528,001	112,885,377

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	February 28,
(in thousands)	2011	2010
Cash flows from (used by) operating activities:
Net loss	$(45,403)	$(204,604)
Adjustments to reconcile net loss to cash from (used by) operating activities:
Depreciation and amortization	81,631	88,376
Provision for losses on receivables, net	197	916
Share-based compensation	6,026	5,575
Deferred income taxes	(727)	11,783
Tax benefits from stock plans	(2,302)	(2,607)
(Gain) loss on sale of assets and other	(1,498)	27
Write-down of inventory	5,224	36,493
Asset impairment	—	32,371
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	(41,780)	67,483
Accounts receivable sold (repurchased), net	35,088	(13,542)
Increase in inventories	(129,245)	(19,178)
Decrease (increase) in other assets	40,742	(58,119)
Increase in accounts payable, accrued expenses, other payables and income taxes	26,060	68,994
Increase (decrease) in other long-term liabilities	10,573	(497)

Net cash flows from (used by) operating activities	(15,414)	13,471

Cash flows from (used by) investing activities:
Capital expenditures	(23,067)	(87,346)
Proceeds from the sale of property, plant and equipment and other	51,872	456
Proceeds from the sale of equity method investments	4,224	—
Acquisitions, net of cash acquired	—	(2,448)
Increase in deposit for letters of credit	(2,393)	(27,167)

Net cash flows from (used by) investing activities	30,636	(116,505)

Cash flows from (used by) financing activities:
Decrease in documentary letters of credit	(120,024)	(79,544)
Short-term borrowings, net change	603	82,459
Repayments on long-term debt	(14,987)	(14,458)
Proceeds from issuance of long-term debt	639	21,493
Stock issued under incentive and purchase plans	9,957	9,289
Cash dividends	(27,460)	(27,070)
Purchase of noncontrolling interests	(3,573)	—
Tax benefits from stock plans	2,302	2,607

Net cash flows used by financing activities	(152,543)	(5,224)

Effect of exchange rate changes on cash	3,029	(192)

Decrease in cash and cash equivalents	(134,292)	(108,450)
Cash and cash equivalents at beginning of year	399,313	405,603

Cash and cash equivalents at end of period	$265,021	$297,153

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	CMC Stockholders’ Equity
				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of		Noncontrolling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total
Balance, September 1, 2009	129,060,664	$1,290	$380,737	$34,257	$1,438,205	(16,487,231)	$(324,796)	$2,371	$1,532,064
Comprehensive income (loss):
Net loss for the six months ended February 28, 2010					(204,519)			(85)	(204,604)
Other comprehensive income (loss):
Foreign currency translation adjustment				(4,504)				10	(4,494)
Unrealized gain on derivatives, net of taxes ($1)				222					222
Defined benefit obligation, net of taxes ($267)				(508)					(508)

Comprehensive loss									(209,384)
Cash dividends					(27,070)				(27,070)
Issuance of stock under incentive and purchase plans, net			(21,589)			1,547,434	30,878		9,289
Share-based compensation			5,575						5,575
Tax benefits from stock plans			2,607						2,607

Balance, February 28, 2010	129,060,664	$1,290	$367,330	$29,467	$1,206,616	(14,939,797)	$(293,918)	$2,296	$1,313,081

	CMC Stockholders’ Equity
				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of		Noncontrolling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total
Balance, September 1, 2010	129,060,664	$1,290	$373,308	$(12,526)	$1,178,372	(14,735,315)	$(289,708)	$2,638	$1,253,374
Comprehensive income (loss):
Net earnings (loss) for the six months ended February 28, 2011					(45,511)			108	(45,403)
Other comprehensive income:
Foreign currency translation adjustment				62,266					62,266
Unrealized gain on derivatives, net of taxes ($159)				298					298

Comprehensive income									17,161
Cash dividends					(27,460)				(27,460)
Issuance of stock under incentive and purchase plans, net			(11,541)			1,082,760	21,498		9,957
Share-based compensation			6,026						6,026
Purchase of noncontrolling interests			(1,521)					(2,052)	(3,573)
Tax benefits from stock plans			2,302						2,302

Balance, February 28, 2011	129,060,664	$1,290	$368,574	$50,038	$1,105,401	(13,652,555)	$(268,210)	$694	$1,257,787

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — QUARTERLY FINANCIAL DATA
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with that used in Commercial Metals Company’s (the “Company” or “CMC”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended August 31, 2010, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and statements of operations, cash flows and stockholders’ equity for the periods indicated. These notes should be read in conjunction with such Form 10-K. The results of operations for the six month period are not necessarily indicative of the results to be expected for a full year.
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
NOTE 3 — SALES OF ACCOUNTS RECEIVABLE
The Company’s existing accounts receivable securitization agreement of $100 million expired on January 31, 2011. On April 5, 2011, the Company entered into a $100 million accounts receivable sale agreement. See note 17, Subsequent Events, for more information.
The Company’s accounts receivable securitization program was used as a short-term financing alternative. Under this program, the Company and several of its subsidiaries periodically sold certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. The Company, irrevocably and without recourse, transferred all eligible trade accounts receivable to CMCRV. Depending on the Company’s level of financing needs, CMCRV would sell an undivided percentage ownership interest in the pool of receivables to affiliates of third party financial institutions. At August 31, 2010, accounts receivable of $190 million had been sold to CMCRV. The Company’s undivided interest in these receivables (representing the Company’s retained interest) was 100% at August 31, 2010.
In addition to the securitization program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $139.0 million and $103.9 million at February 28, 2011 and August 31, 2010, respectively. The Australian program contains financial covenants in which the subsidiary must meet certain coverage and tangible net worth levels, as defined. At February 28, 2011, the Australian subsidiary was in compliance with these covenants.
During the six months ended February 28, 2011 and 2010, proceeds from the sales of receivables were $499.8 million and $309.4 million, respectively, and cash payments to the owners of receivables were $464.7 million and $322.9 million, respectively. Discounts on sales of accounts receivable were $2.1 million and $1.7 million for the six months ended February 28, 2011 and 2010, respectively. These discounts primarily represented the costs of funds and were included in selling, general and administrative expenses.

NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out method (“LIFO”). LIFO inventory reserves were $291.7 million and $230.3 million at February 28, 2011 and August 31, 2010, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in, first-out method (“FIFO”). The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At February 28, 2011 and August 31, 2010, $130.1 million and $59.1 million, respectively, were in raw materials.
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
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $72.7 million and $73.9 million at February 28, 2011 and August 31, 2010, respectively, and are included in other noncurrent assets. Aggregate amortization expense for intangible assets for the three months ended February 28, 2011 and 2010 was $2.5 million and $5.6 million, respectively. Aggregate amortization expense for intangible assets for the six months ended February 28, 2011 and 2010 was $5.0 million and $8.6 million, respectively.
NOTE 6 — SEVERANCE
During the three and six months ended February 28, 2011, the Company recorded severance costs of $0.9 million and $1.3 million, respectively. During the three and six months ended February 28, 2010, the Company recorded severance costs of $14.4 million and $16.6 million, respectively. These severance costs relate to involuntary employee terminations initiated as part of the Company’s focus on operating expense management and reductions in headcount. Additionally, during the second quarter of 2010, the Company incurred severance costs associated with exiting the joist and deck business.
NOTE 7 — DISCONTINUED OPERATIONS AND DISPOSITIONS
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
During the fourth quarter of 2010, the Company completed the sale of the majority of the deck assets and during the first quarter of 2011, the Company completed the sale of the majority of the joist assets resulting in a gain of $1.9 million.
Various financial information for discontinued operations is as follows:

	February 28,	August 31,
(in thousands)	2011	2010
Current assets	$1,449	$10,850
Noncurrent assets	12,125	27,045
Current liabilities	9,378	14,723
Noncurrent liabilities	—	22

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Revenue	204	28,815	1,119	73,415
Earnings (loss) before taxes	(21)	(62,356)	647	(66,514)
During the first quarter of 2011, CMC Construction Services, a subsidiary of the Company included in the Americas Fabrication segment, completed the sale of heavy forming and shoring equipment for approximately $35 million. The Company recorded a loss on sale of approximately $0.5 million in connection with this transaction.
NOTE 8 — CREDIT ARRANGEMENTS
The Company’s revolving credit facility of $400 million has a maturity date of November 24, 2012 and includes certain covenants. The Company is required to maintain a minimum interest coverage ratio of not less than 2.50 to 1.00 for the twelve month cumulative period ended February 28, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At February 28, 2011, the Company’s interest coverage ratio was 2.65 to 1.00. The agreement also requires the Company to maintain a debt to capitalization ratio covenant not greater than 0.60 to 1.00. At February 28, 2011, the Company’s debt to capitalization ratio was 0.52 to 1.00. The agreement provides for interest based on LIBOR, Eurodollar or Bank of America’s prime rate. The facility fee is 60 basis points per annum and no compensating balances are required.
It is the Company’s policy to maintain contractual bank credit lines equal to 100% of the amount of the commercial paper program. The Company had $10 million outstanding at February 28, 2011 and August 31, 2010 under the commercial paper program. There were no amounts outstanding on the revolving credit facility at February 28, 2011 and August 31, 2010. The availability under the revolving credit agreement is reduced by the outstanding amount under the commercial paper program. At February 28, 2011, $390 million was available under the revolving credit agreement.
The Company has numerous uncommitted credit facilities available from domestic and international banks. No commitment fees or compensating balances are required under these credit facilities. These credit facilities are used, in general, to support import letters of credit, foreign exchange transactions and short term advances which are priced at market rates.
Long-term debt, including the net effect of interest rate swap revaluation adjustments, is as follows:

	February 28,	August 31,
(in thousands)	2011	2010
5.625% notes due November 2013 (weighted average rate of 3.5% at February 28, 2011)	$203,758	$208,253
6.50% notes due July 2017	400,000	400,000
7.35% notes due August 2018 (weighted average rate of 5.5% at February 28, 2011)	502,484	524,185
CMCZ term note due May 2013	62,803	69,716
CMCS financing agreement	20,705	19,006
Other, including equipment notes	6,342	6,710

	1,196,092	1,227,870
Less current maturities	36,569	30,588

	$1,159,523	$1,197,282

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
CMCZ has a five year term note of PLN 180 million ($62.8 million) with a group of four banks. The term note is used to finance operating expenses of CMCZ and the development of a rolling mill. The note has scheduled principal and interest payments in fifteen equal quarterly installments which began in November 2009 with the final installment in May 2013. The weighted average interest rate at February 28, 2011 was 6.4%. The term note contains four financial covenants for CMCZ. At February 28, 2011, CMCZ was not in compliance with one of the financial covenants which resulted in a guarantee by Commercial Metals Company continuing to be effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenant for two consecutive quarters.
CMC Sisak (“CMCS”) has a five year financing agreement of EUR 40 million ($55.2 million) which allows for disbursements as funds are needed. The loan is intended to be used for capital expenditures and other uses. At February 28, 2011, EUR 15.0 million ($20.7 million) was outstanding under this note. The note has scheduled principal and interest payments in seven semiannual installments beginning in July 2011 and ending in July 2014. The weighted average interest rate at February 28, 2011 was 5.0%.
Interest of $0.4 million and $3.2 million was capitalized in the cost of property, plant and equipment constructed for the six months ended February 28, 2011 and 2010, respectively. Interest of $36.6 million and $42.6 million was paid for the six months ended February 28, 2011 and 2010, respectively.
NOTE 9 — DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in metals commodity prices, foreign currency exchange rates, natural gas prices and interest rates. The objective of the Company’s risk management program is to mitigate these risks using derivative instruments. The Company enters into metal commodity futures and forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. When sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company enters into interest rate swap contracts to maintain a portion of the Company’s debt obligations at variable interest rates. These interest rate swap contracts, under which the Company has agreed to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed rate debt. The Company’s interest rate swap contract commitments were $500 million as of February 28, 2011.
The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.
Gross foreign currency exchange contract commitments as of February 28, 2011 (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
AUD	470	EUR	344
AUD	429	NZD	577
AUD	66,783	USD	66,345
AUD	303	CNY	2,000
EUR	1,293	HRK*	9,591
EUR	15,413	USD	20,995
GBP	1,059	EUR	1,250
GBP	12,101	USD	19,244
PLN	362,168	EUR	91,443
PLN	101,284	USD	34,474
PLN	774	SEK**	1,813
SGD	8,811	USD	6,900
USD	42,125	EUR	30,663
USD	27,834	GBP	17,165
USD	1,166	JPY	97,010
USD	13,800	SGD***	17,622

*	Croatian kuna

**	Swedish krona

***	Singapore dollar

Commodity contract commitments as of February 28, 2011:

Commodity	Long/Short	Total
Aluminum	Long	6,525	MT
Aluminum	Short	3,200	MT
Copper	Long	1,632	MT
Copper	Short	5,659	MT
Zinc	Long	15	MT
Natural Gas	Long	20,000	MMBtu

•	MT = Metric Ton

•	MMBtu = One million British thermal units
The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three months and six months ended February 28, 2011 and 2010. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands):

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging		February 28,		February 28,
Instruments	Location	2011	2010	2011	2010
Commodity	Cost of goods sold	$(5,754)	$(5,924)	$(16,040)	$(4,748)
Foreign exchange	Net sales	14	(304)	(4)	(40)
Foreign exchange	Cost of goods sold	289	(469)	869	(385)
Foreign exchange	SG&A expenses	2,485	1,218	(839)	37

Loss before taxes		$(2,966)	$(5,479)	$(16,014)	$(5,136)

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items relate to firm commitments on commercial sales and purchases, capital expenditures and fixed rate debt obligations. As of February 28, 2011, fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $6.2 million.

		Three Months Ended		Six Months Ended
Derivatives Designated as Fair Value Hedging		February 28,		February 28,
Instruments	Location	2011	2010	2011	2010
Foreign exchange	SG&A expenses	$(888)	$2,646	$(8,775)	$(6,041)
Interest rate	Interest expense	(15,315)	—	6,240	—

Gain (loss) before taxes		$(16,203)	$2,646	$(2,535)	$(6,041)

		Three Months Ended		Six Months Ended
Hedged (Underlying) Items Designated as Fair Value Hedging		February 28,		February 28,
Instruments	Location	2011	2010	2011	2010
Foreign exchange	Net sales	$11	$(55)	$49	$6
Foreign exchange	SG&A expenses	884	(2,587)	8,732	6,035
Interest rate	Interest expense	15,314	—	(6,241)	—

Gain (loss) before taxes		$16,209	$(2,642)	$2,540	$6,041

The Company recognizes the impact of actual and estimated net periodic settlements of current interest on our active interest rate swaps as adjustments to interest expense. The following table summarizes the impact of actual and estimated periodic settlements of active swap agreements on the results of operations:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
Hedge Accounting for Interest Rate Swaps	2011	2010	2011	2010
Reductions to interest expense from periodic estimated and actual settlements of active swap agreements*	$3,508	$—	$6,792	$—

*	Amounts represent the net of the Company’s periodic variable-rate interest obligations and the swap counterparty’s fixed-rate interest obligations. The Company’s variable-rate obligations are based on a spread from the six-month LIBOR in arrears.

Effective Portion of Derivatives
Designated as Cash Flow Hedging Instruments	Three Months Ended		Six Months Ended
Recognized in Accumulated	February 28,		February 28,
Other Comprehensive Income (Loss)	2011	2010	2011	2010
Commodity	$355	$(6)	$392	$54
Foreign exchange	154	(60)	171	265

Gain (loss), net of taxes	$509	$(66)	$563	$319

Effective Portion of Derivatives
Designated as Cash Flow Hedging Instruments		Three Months Ended		Six Months Ended
Reclassified from Accumulated		February 28,		February 28,
Other Comprehensive Income (Loss)	Location	2011	2010	2011	2010
Commodity	Cost of goods sold	$53	$13	$(30)	$(15)
Foreign exchange	SG&A expenses	33	(87)	66	(117)
Interest rate	Interest expense	115	115	229	229

Gain, net of taxes		$201	$41	$265	$97

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets (in thousands):

Derivative Assets	February 28, 2011	August 31, 2010
Commodity — designated	$393	$80
Commodity — not designated	2,687	911
Foreign exchange — designated	359	435
Foreign exchange — not designated	618	1,188
Interest rate — designated	11,760	12,173
Long-term interest rate — designated	372	20,265

Derivative assets (other current assets and other assets)*	$16,189	$35,052

Derivative Liabilities	February 28, 2011	August 31, 2010
Commodity — designated	$17	$95
Commodity — not designated	2,819	2,817
Foreign exchange — designated	1,404	1,749
Foreign exchange — not designated	1,766	1,097
Long-term interest rate — designated	5,890	—

Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$11,896	$5,758

*	Derivative assets and liabilities do not include the hedged (underlying) items designated as fair value hedges.
As of February 28, 2011, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.
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
The following table summarizes information regarding the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	February 28,	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Money market investments	$228,880	$228,880	$—	$—
Derivative assets	16,189	2,687	13,502	—
Nonqualified benefit plan assets *	54,872	54,872	—	—
Derivative liabilities	11,896	2,819	9,077	—
Nonqualified benefit plan liabilities *	91,080	—	91,080	—

	August 31,
	2010
Money market investments	$352,881	$352,881	$—	$—
Derivative assets	35,052	911	34,141	—
Nonqualified benefit plan assets *	43,681	43,681	—	—
Derivative liabilities	5,758	2,817	2,941	—
Nonqualified benefit plan liabilities *	86,043	—	86,043	—

*	The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds.
The Company’s long-term debt is predominantly publicly held. The fair value was approximately $1.23 billion at February 28, 2011 and $1.29 billion at August 31, 2010. Fair value was determined by indicated market values.
NOTE 11 — INCOME TAXES
The Company had net refunds of $75.7 million and paid $8.7 million in income taxes during the six months ended February 28, 2011 and 2010, respectively.
Reconciliations of the United States statutory rates to the Company’s effective tax rates from continuing operations were as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	0.6	2.2	0.3	2.7
Foreign rate differential	(11.3)	(6.6)	(13.0)	(5.4)
Increase in valuation allowance due to foreign losses without benefit (predominately Croatia)	(4.3)	(15.0)	(11.6)	(11.7)
Domestic production activity deduction	(1.3)	—	(1.0)	—
Other	2.7	(0.6)	1.5	(1.0)

Effective rate from continuing operations	21.4%	15.0%	11.2%	19.6%

The Company’s effective tax rate from discontinued operations for the three and six months ended February 28, 2011 was 38.1% and 38.8%, respectively, and for the three and six months ended February 28, 2010 was 38.9% and 38.8%, respectively.
The reserve for unrecognized tax benefits relating to the accounting for uncertainty in income taxes was $20.4 million, exclusive of interest and penalties, as of February 28, 2011 and August 31, 2010.
The Company policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as tax expense and the balances at the end of a reporting period are recorded as part of the current or non-current reserve for uncertain income tax positions. For the three and six months ended February 28, 2011, before any tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized tax benefits.
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

The following is a summary of tax years subject to examination:
U.S Federal — 2006 and forward
U.S. States — 2006 and forward
Foreign — 2004 and forward
The Federal tax returns for fiscal years 2006 to 2008 are under examination by the Internal Revenue Service. However, we believe our recorded tax liabilities as of February 28, 2011 sufficiently reflect the anticipated outcome of these examinations.
NOTE 12 — SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $3.9 million and $3.2 million for the three months ended February 28, 2011 and 2010, respectively, and $6.0 million and $5.6 million for the six months ended February 28, 2011 and 2010, respectively, as a component of selling, general and administrative expenses. At February 28, 2011, the Company had $23.1 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements, of which, $15.1 million related to share-based awards granted during the second quarter of 2011. This cost is expected to be recognized over the next 39 months.
Combined information for shares subject to options and stock appreciation rights (“SARs”) for the six months ended February 28, 2011 were as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share
September 1, 2010
Outstanding	3,922,016	$23.67	$7.53 — 35.38
Exercisable	3,503,681	23.38	7.53 — 35.38
Granted	112,000	16.83	16.83
Exercised	(791,123)	7.84	7.53 — 13.58
Forfeited	(36,520)	33.54	24.57 — 35.38

February 28, 2011
Outstanding	3,206,373	$27.22	$7.78 — 35.38
Exercisable	2,793,255	27.24	7.78 — 35.38
Share information for options and SARs at February 28, 2011:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price
$7.78	27,300	—	$7.78	27,300	$7.78
11.00 — 14.05	753,815	2.6	12.40	690,815	12.25
16.83 — 24.71	556,742	2.9	22.96	444,742	24.51
31.75 — 35.38	1,868,516	3.2	34.76	1,630,398	34.67

$7.78 — 35.38	3,206,373	3.0	$27.22	2,793,255	$27.24

Of the Company’s previously granted restricted stock awards 1,934 and 19,584 shares vested during the six months ended February 28, 2011 and February 28, 2010, respectively.
During the second quarter of 2011, the Compensation Committee (the “Committee”) of the Board of Directors approved a grant to employees of approximately 670,000 restricted stock units. These awards vest over a three-year period in increments of one-third per year. The Committee also approved a grant of performance stock units. The performance awards will vest upon the achievement of certain target levels of the performance goals and objectives of the Company over the performance period of approximately three years. The actual number of performance awards granted will be based on the level of achievement. Upon achievement of any of the performance goals, the awards will be paid out 50% in shares of common stock of the Company and 50% in cash. The Company has accounted for the cash component of the performance award as a liability award and the value will be adjusted to fair market value each period. All equity awards are valued at the fair market value at the date of grant. Prior to vesting, the restricted stock unit and the performance stock unit recipients do not receive an amount equivalent to any dividend declared on the Company’s common stock.
NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO CMC
In calculating earnings (loss) per share, there were no adjustments to net earnings (loss) to arrive at earnings (loss) for any years presented.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Shares outstanding for basic and diluted earnings (loss) per share	114,736,984	113,275,457	114,528,001	112,885,377
For the three and six months ended February 28, 2011 and 2010, no stock options, restricted stock or SARs were included in the calculation of dilutive shares because the Company reported a loss from continuing operations. All stock options and SARs expire by 2018.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings (loss) per share calculation until the shares vest.
The Company purchased no shares during the first six months of 2011 and had remaining authorization to purchase 8,259,647 shares of its common stock at February 28, 2011.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
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
NOTE 15 — BUSINESS SEGMENTS
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
The Company structures the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mills and International Marketing and Distribution. The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States. The Americas Mills segment includes the Company’s domestic steel mills, including the scrap processing facilities which directly support these mills, and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel mills because it has similar economic characteristics. The Americas Fabrication segment consists of the Company’s rebar fabrication operations, fence post manufacturing plants, construction-related and other products facilities. The International Mills segment includes the minimills in Poland and Croatia, recycling operations in Poland and fabrication operations in Europe, which have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from that of the Company’s domestic mills and rebar fabrication operations. International Marketing and Distribution includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, the International Marketing and Distribution segment includes the Company’s two U.S. based trading and distribution divisions, CMC Cometals and CMC Cometals Steel (previously CMC Dallas Trading). The international distribution operations consist only of physical transactions and not positions taken for speculation. Corporate contains expenses of the Company’s corporate headquarters and interest expense relating to its long-term public debt and commercial paper program.
The financial information presented for the Americas Fabrication segment excludes its joist and deck fabrication operations. This operation has been classified as discontinued operations in the consolidated statements of operations. See Note 7, Discontinued Operations and Dispositions, for more detailed information.
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

	Three Months Ended February 28, 2011
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$411,979	$303,460	$248,410	$211,736	$610,772	$5,409	$—	$1,791,766
Intersegment sales	38,583	174,461	3,560	9,619	11,903	—	(238,126)	—
Net sales	450,562	477,921	251,970	221,355	622,675	5,409	(238,126)	1,791,766
Adjusted operating profit (loss)	10,865	10,945	(49,566)	(7,378)	12,372	(16,468)	(232)	(39,462)

	Three Months Ended February 28, 2010
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$263,663	$193,836	$230,544	$107,122	$524,954	$2,324	$—	$1,322,443
Intersegment sales	26,946	139,987	1,744	26,139	4,257	—	(199,073)	—
Net sales	290,609	333,823	232,288	133,261	529,211	2,324	(199,073)	1,322,443
Adjusted operating profit (loss)	(6,834)	(17,860)	(57,317)	(54,396)	11,079	(18,960)	6,295	(137,993)

	Six Months Ended February 28, 2011
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$759,148	$584,241	$532,353	$435,657	$1,251,180	$11,667	$—	$3,574,246
Intersegment sales	67,209	329,077	7,370	18,494	17,401	—	(439,551)	—
Net sales	826,357	913,318	539,723	454,151	1,268,581	11,667	(439,551)	3,574,246
Adjusted operating profit (loss)	19,057	45,088	(71,574)	(15,044)	36,610	(27,071)	71	(12,863)
Goodwill	7,267	295	57,144	3,105	4,485	—	—	72,296
Total assets	301,688	648,973	602,598	812,943	724,045	887,469	(355,385)	3,622,331

	Six Months Ended February 28, 2010
	Americas			International
					Marketing
					and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$504,161	$373,452	$490,985	$259,244	$1,090,976	$5,883	$—	$2,724,701
Intersegment sales	51,976	267,906	3,776	57,286	11,321	—	(392,265)	—
Net sales	556,137	641,358	494,761	316,530	1,102,297	5,883	(392,265)	2,724,701
Adjusted operating profit (loss)	(8,044)	(17,879)	(66,233)	(73,488)	31,217	(39,164)	10,961	(162,630)
Goodwill	6,961	601	57,144	2,841	4,000	—	—	71,547
Total assets	235,336	599,187	707,614	641,173	678,873	966,292	(293,627)	3,534,848

The following table provides a reconciliation of net loss from continuing operations attributable to CMC to adjusted operating profit (loss):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2011	2010	2011	2010
Net loss from continuing operations attributable to CMC	$(46,149)	$(135,161)	$(45,907)	$(163,845)
Noncontrolling interests	17	(91)	108	(85)
Income tax benefit	(12,535)	(23,858)	(5,805)	(40,053)
Interest expense	18,278	20,236	36,603	39,687
Discounts on sales of accounts receivable	927	881	2,138	1,666

Adjusted operating loss from continuing operations	$(39,462)	$(137,993)	$(12,863)	$(162,630)
Adjusted operating profit (loss) from discontinued operations	(18)	(62,353)	650	(66,508)

Adjusted operating loss	$(39,480)	$(200,346)	$(12,213)	$(229,138)

The following represents the Company’s external net sales from continuing operations by major product and geographic area:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2011	2010	2011	2010
Major product information:
Steel products	$963,815	$757,906	$2,018,586	$1,616,219
Industrial materials	278,062	170,060	491,908	354,685
Non-ferrous scrap	254,199	160,263	474,471	310,872
Ferrous scrap	180,968	116,651	341,387	216,752
Construction materials	44,236	49,816	102,463	102,317
Non-ferrous products	45,913	45,717	90,980	79,740
Other	24,573	22,030	54,451	44,116

Net sales	$1,791,766	$1,322,443	$3,574,246	$2,724,701

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2011	2010	2011	2010
Geographic area:
United States	$1,001,263	$702,458	$1,961,084	$1,348,024
Europe	362,724	246,177	779,583	533,628
Asia	159,399	210,219	372,995	477,824
Australia/New Zealand	228,316	114,807	366,917	262,141
Other	40,064	48,782	93,667	103,084

Net sales	$1,791,766	$1,322,443	$3,574,246	$2,724,701

NOTE 16 — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries had a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. This marketing and distribution agreement expired on December 31, 2010. The Company owned a 50% interest in two joint ventures related to this agreement. During the second quarter of 2011, the Company sold the interest in one joint venture for approximately $1.7 million resulting in a minimal gain. The interest in the remaining joint venture is expected to be sold during the third quarter of 2011. The following presents related party transactions:

	Six Months Ended
	February 28,
(in thousands)	2011	2010
Sales	$131,361	$138,906
Purchases	146,407	150,314

	February 28,	August 31,
(in thousands)	2011	2010
Accounts receivable	$2,613	$10,611
Accounts payable	1,075	22,603
NOTE 17, SUBSEQUENT EVENTS
On April 5, 2011, the Company and several of its subsidiaries (together with the Company, the “Originators”) entered into a two year sale of accounts receivable program (the “Receivables Program”). Pursuant to the Receivables Program, the Company periodically contributes and the Originators periodically sell certain trade accounts receivable (the “Receivables”) to a special purpose wholly-owned subsidiary of the Company, CMC Receivables, Inc. (“CMCRV”), in accordance with a Receivables Sale Agreement between the Originators and CMCRV. CMCRV, in turn, sells the receivables in their entirety to purchasers (collectively, the “Purchasers”) pursuant to a Receivables Purchase Agreement between CMCRV, the Company, as servicer, Wells Fargo Bank, N.A., as administrative agent for the Purchasers, and the Purchasers. The Company has guaranteed the performance by the Originators of their obligations under the Receivables Sale Agreement in favor of CMCRV in accordance with a Performance Undertaking.
The Company, as servicer, and the other Originators, as sub-servicers, retain collection and administrative responsibilities for the Receivables. The continuation of the Receivables Program is subject to the performance of certain obligations and covenants by CMCRV. The maximum facility is $100 million; however, subject to certain conditions, the maximum facility may be increased up to $200 million.
The proceeds from the Receivables Program will be used to pay transactions costs, for working capital, and for other corporate purposes.

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
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Increase	Six Months Ended		Increase
	February 28,		(Decrease)	February 28,		(Decrease)
(in millions)	2011	2010	%	2011	2010	%
Net sales*	$1,791.7	$1,322.4	35%	$3,574.2	$2,724.7	31%
Net loss from continuing operations attributable to CMC	(46.2)	(135.3)	(66%)	(45.9)	(163.9)	(72%)
Adjusted EBITDA	0.6	(124.1)	100%	67.2	(110.0)	161%

*	Excludes divisions classified as discontinued operations.
In the table above, we have included a financial statement measure that was not derived in accordance with accounting principles generally accepted in the United States (“GAAP”). We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization as well as impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our long-term cash incentive performance plan for management and part of a debt compliance test for our revolving credit agreement. Reconciliations from net loss from continuing operations attributable to CMC to adjusted EDITDA are provided below:

	Three Months Ended		Increase	Six Months Ended		Increase
	February 28,		(Decrease)	February 28,		(Decrease)
(in millions)	2011	2010	%	2011	2010	%
Net loss from continuing operations attributable to CMC	$(46.2)	$(135.3)	(66%)	$(45.9)	$(163.9)	(72%)
Interest expense	18.3	20.2	(9%)	36.6	39.7	(8%)
Income tax benefit	(12.5)	(23.9)	(48%)	(5.8)	(40.1)	(86%)
Depreciation, amortization and impairment charges	41.0	40.3	2%	81.6	81.9	—

Adjusted EBITDA from continuing operations	$0.6	$(98.7)	101%	$66.5	$(82.4)	181%
Adjusted EBITDA from discontinued operations	—	(25.4)	100%	0.7	(27.6)	103%

Adjusted EBITDA	$0.6	$(124.1)	100%	$67.2	$(110.0)	161%
Our adjusted EBITDA does not include interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Impairment charges, when necessary, accelerate the write-off of fixed assets that would otherwise have been accomplished by periodic depreciation charges. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net loss determined under GAAP, as well as adjusted EBITDA, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.
The following events and performances had a significant impact during our second quarter of 2011 as compared to the same period of 2010 or are expected to be significant for our future operations:
•	Net sales of the Americas Recycling segment increased 55% and adjusted operating results increased $17.7 million during the second quarter of 2011 as compared to the prior year’s second quarter primarily from improved demand which drove an increase in prices and volumes.

•	Net sales of the Americas Mills segment increased 43% and adjusted operating results increased $28.8 million from the prior year’s second quarter primarily due to higher shipments and a 16% increase in metal margins.

•	Our Americas Fabrication segment continues to experience unfavorable market conditions due to weak commercial construction. However, this segment did show improvement over the second quarter of 2010 as sales increased 8% and adjusted operating loss decreased $7.8 million.

•	Our International Mills segment showed a 66% increase in net sales and a $47.0 million decrease in adjusted operating loss as compared to the second quarter of 2010 primarily from strong results from our Polish mill offset by continuing losses from our mill in Croatia.

•	Our International Marketing and Distribution segment continues its trend of positive results and reported an 18% increase in net sales and a $1.3 million increase in adjusted operating profit as compared to the second quarter of 2010.

•	We recorded consolidated pre-tax LIFO expense of $55.7 million for the second quarter of 2011 compared to pre-tax LIFO expense of $7.4 million for the second quarter of 2010.
SEGMENT OPERATING DATA
Unless otherwise indicated, all dollar amounts below are calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for making operating decisions. See Note 15, Business Segments, to the consolidated financial statements.
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our profit (loss) before income taxes and financing costs. The following tables show net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2011	2010	2011	2010
Net sales:
Americas Recycling	$450,562	$290,609	$826,357	$556,137
Americas Mills	477,921	333,823	913,318	641,358
Americas Fabrication	251,970	232,288	539,723	494,761
International Mills	221,355	133,261	454,151	316,530
International Marketing and Distribution	622,675	529,211	1,268,581	1,102,297
Corporate	5,409	2,324	11,667	5,883
Eliminations	(238,126)	(199,073)	(439,551)	(392,265)

	$1,791,766	$1,322,443	$3,574,246	$2,724,701

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2011	2010	2011	2010
Adjusted operating profit (loss):
Americas Recycling	$10,865	$(6,834)	$19,057	$(8,044)
Americas Mills	10,945	(17,860)	45,088	(17,879)
Americas Fabrication	(49,566)	(57,317)	(71,574)	(66,233)
International Mills	(7,378)	(54,396)	(15,044)	(73,488)
International Marketing and Distribution	12,372	11,079	36,610	31,217
Corporate	(16,468)	(18,960)	(27,071)	(39,164)
Eliminations	(232)	6,295	71	10,961
Discontinued Operations	(18)	(62,353)	650	(66,508)
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

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2011	2010	2011	2010
Americas Recycling	$(6,865)	$(6,686)	$(9,114)	$(6,704)
Americas Mills	(39,712)	(13,903)	(51,795)	(16,888)
Americas Fabrication	(7,645)	(5,659)	(1,484)	5,647
International Marketing and Distribution	(1,534)	21,209	577	25,859
Discontinued Operations	56	(2,410)	447	1,906

Consolidated pre-tax LIFO income (expense)	$(55,700)	$(7,449)	$(61,369)	$9,820

Americas Recycling During the second quarter of 2011, this segment reported an increase in net sales of 55% and an improvement in operating results of $17.7 million to achieve adjusted operating profit of $10.9 million. The improvement in adjusted operating profit is primarily from increased demand and higher trending prices during the quarter. Ferrous pricing was stronger due to increased export demand, lower seasonal flows, stable U.S. mill operating rates and low user inventories. Nonferrous pricing continued to be driven by export demand, with copper prices hitting all-time highs and strong aluminum prices. We exported 5% of our ferrous scrap tonnage and 38% of our nonferrous scrap tonnage during the quarter. LIFO expense of $6.9 million in the second quarter of 2011 was consistent with the amount recorded in the second quarter of 2010.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended				Six Months Ended
	February 28,		Increase		February 28,		Increase
	2011	2010	Amount	%	2011	2010	Amount	%
Average ferrous sales price	$352	$256	$96	38%	$318	$235	$83	35%
Average nonferrous sales price	$3,385	$2,634	$751	29%	$3,167	$2,494	$673	27%
Ferrous tons shipped	509	412	97	24%	1,004	849	155	18%
Nonferrous tons shipped	64	54	10	19%	127	112	15	13%
Americas Mills We include our five domestic steel mills, including the scrap locations which directly support the steel mills, and our copper tube minimill in our Americas Mills segment.
Within the segment, adjusted operating profit for our five domestic steel mills was $6.9 million for the second quarter of 2011 compared to an adjusted operating loss of $18.5 million from the prior year’s second quarter. The positive results for the second quarter of 2011 were after this segment absorbed LIFO expense of $38.5 million as compared to LIFO expense of $9.3 million in the second quarter of 2010. Adjusted operating results were driven by margin expansion as selling prices remained ahead of scrap price increases and higher shipments, which were partially attributable to customers buying in anticipation of price increases. Commercial construction remains weak and needs a rebound from the residential construction market. Demand in the nonresidential construction market remains in infrastructure, health care and education. Our mills ran at 73% of capacity in the second quarter of 2011, an increase from the 58% utilization in the second quarter of 2010. Higher production volumes as well as price increases in alloy rates resulted in an overall increase of $7.0 million in electrode, alloys and energy costs for the second quarter in 2011 as compared to the same period in the prior year. Shipments included 98 thousand tons of billets in the second quarter of 2011 as compared to 101 thousand tons of billets in the second quarter of the prior year.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended				Six Months Ended
	February 28,		Increase		February 28,		Increase
	2011	2010	Amount	%	2011	2010	Amount	%
Average mill selling price (finished goods)*	$689	$558	$131	23%	$659	$555	$104	19%
Average mill selling price (total sales)*	661	526	135	26%	633	516	117	23%
Average cost of ferrous scrap consumed	372	277	95	34%	343	271	72	27%
Average FIFO metal margin	289	249	40	16%	290	245	45	18%
Average ferrous scrap purchase price	339	251	88	35%	312	233	79	34%

*	Prior year domestic selling prices revised to eliminate net freight costs.
The table below reflects our domestic steel mills’ operating statistics (short tons in thousands):

	Three Months Ended				Six Months Ended
	February 28,		Increase		February 28,		Increase
	2011	2010	Amount	%	2011	2010	Amount	%
Tons melted	598	486	112	23%	1,187	965	222	23%
Tons rolled	514	399	115	29%	1,020	754	266	35%
Tons shipped	606	521	85	16%	1,178	1,019	159	16%
Our copper tube minimill’s adjusted operating profit for the second quarter of 2011 increased $3.4 million to $4.0 million compared to the second quarter of 2010 primarily due to a decrease in LIFO expense of $3.4 million.
The table below reflects our copper tube minimill’s operating statistics:

	Three Months Ended				Six Months Ended
	February 28,		Increase (Decrease)		February 28,		Increase (Decrease)
(pounds in millions)	2011	2010	Amount	%	2011	2010	Amount	%
Pounds shipped	9.7	9.7	—	—	20.3	19.6	0.7	4%
Pounds produced	8.5	10.3	(1.8)	(17%)	18.2	19.0	(0.8)	(4%)
Americas Fabrication During the second quarter of 2011, this segment reported an increase in net sales of 8% and an improvement in operating results of $7.8 million to record an adjusted operating loss of $49.6 million. This segment continues to face unfavorable market conditions for downstream operations as finished goods price increases led to margin compression on contracts in backlog. The upward trend in finished goods pricing had a negative impact on results but is expected to lay a foundation for profitability as prices stabilize in the future. Additionally, backlogs are building at higher prices, allowing our integrated supply chain in recycling and mill operations to benefit. Infrastructure and public works demand continues while commercial work remains weak, especially in the West. Results were also negatively impacted by an increase in LIFO expense of $2.0 million in the second quarter of 2011 as compared to 2010. The composite average fabrication selling price was $775 per ton, 7% higher than last year’s second quarter price.

The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended				Six Months Ended
	February 28,		Increase		February 28,		Increase
Average selling price*	2011	2010	Amount	%	2011	2010	Amount	%
Rebar	$723	$667	$56	8%	$726	$714	$12	2%
Structural	1,995	1,861	134	7%	1,881	1,843	38	2%
Post	896	868	28	3%	901	869	32	4%

* Excludes stock and buyout sales.

	Three Months Ended				Six Months Ended
	February 28,		Increase		February 28,		Increase
Tons shipped (in thousands)	2011	2010	Amount	%	2011	2010	Amount	%
Rebar	177	165	12	7%	390	361	29	8%
Structural	13	11	2	18%	27	23	4	17%
Post	26	22	4	18%	46	42	4	10%
International Mills CMC Zawiercie (“CMCZ”) had adjusted operating profit of $4.0 million in the second quarter of 2011 as compared to an adjusted operating loss of $38.4 million in the second quarter of last year. The improvement in adjusted operating results was driven by higher prices and margin expansion as the prior year results were significantly impacted by recessionary pricing resulting in the lowest metal margins since the acquisition of the mill. Prices were also positively impacted from a better product mix from our new rolling mills. The Polish economy remained vibrant resulting in strong markets in infrastructure, engineering applications and consumer goods. Shipments included 45 thousand tons of billets in the second quarter of 2011 as compared to 59 thousand tons of billets in the second quarter of the prior year.
The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

	Three Months Ended							Six Months Ended
	February 28,				Increase			February 28,				Increase
	2011		2010		Amount		%	2011		2010		Amount		%
Tons melted	359		293		66		23%	720		692		28		4%
Tons rolled	285		236		49		21%	592		502		90		18%
Tons shipped	314		282		32		11%	670		637		33		5%
Average mill selling price (total sales)	1,768	PLN	1,186	PLN	582	PLN	49%	1,706	PLN	1,205	PLN	501	PLN	42%
Average ferrous scrap production cost	1,131	PLN	778	PLN	353	PLN	45%	1,058	PLN	782	PLN	276	PLN	35%
Average metal margin	637	PLN	408	PLN	229	PLN	56%	648	PLN	423	PLN	225	PLN	53%
Average ferrous scrap purchase price	958	PLN	638	PLN	320	PLN	50%	884	PLN	635	PLN	249	PLN	39%
Average mill selling price (total sales)	$603		$413		$190		46%	$583		$423		$160		38%
Average ferrous scrap production cost	$386		$271		$115		42%	$362		$274		$88		32%
Average metal margin	$217		$142		$75		53%	$221		$149		$72		48%
Average ferrous scrap purchase price	$328		$222		$106		48%	$303		$223		$80		36%

PLN	— Polish zlotys
CMC Sisak (“CMCS”) reported an adjusted operating loss of $11.3 million for the second quarter of 2011 as compared to an adjusted operating loss of $16.0 million in the second quarter of 2010. During the quarter, technical teams began to make progress in several essential operating areas. The operations for the second quarter of 2011 were negatively impacted by scheduled downtime for maintenance. The initial progress of CMCS is being achieved in quality of personnel and training, efficiency in processes and opening of markets to the sale of blooms, which is expected to be reflected in future results. CMCS melted 34 thousand tons, rolled 18 thousand tons and sold 19 thousand tons during the second quarter as compared to 19 thousand tons melted, 14 thousand tons rolled and 16 thousand tons sold during the prior year’s second quarter.

Our fabrication operations in Poland and Germany were breakeven during the second quarter of 2011 compared to an adjusted operating loss of $4.7 million in the second quarter of 2010. These results are included in the overall results of CMCZ discussed above.
International Marketing and Distribution This segment reported its sixth consecutive profitable quarter and reported an increase in sales of 18% and an increase in adjusted operating profit of 12% to $12.4 million as compared to the second quarter of 2011. These results were achieved even though this segment recorded an increase in LIFO expense of $22.7 million in the second quarter of 2011 as compared to the second quarter of 2010. Each major geographic operation was profitable, with the Asian operations performing particularly well and a strong U.S. customer sentiment for raw material consumption. During the quarter, the U.S. steel import business benefitted from higher value products. The Australian operations were marginally profitable given the weakened state of the economy and recent weather devastations.
Corporate Our corporate expenses decreased $2.5 million and $12.1 million for the three and six months ended February 28, 2011 compared to the same periods from the prior year primarily due to cost containment initiatives and lower information technology costs.
Consolidated Data The LIFO method of inventory valuation increased our net loss from continuing operations by approximately $36 million and approximately $3 million for the second quarter of 2011 and 2010, respectively. The LIFO method of inventory valuation increased our net loss from continuing operations by approximately $40 million for the six months ended February 28, 2011 as compared to decreasing our net loss by approximately $5 million for the same period in the prior year. Our overall selling, general and administrative (“SG&A”) expenses decreased by $25.9 million, or 18%, and $35.5 million, or 13%, for the three and six months ended February 28, 2011, respectively, as compared to the same periods last year. SG&A expenses primarily declined from our cost containment initiatives and lower information technology costs.
Our interest expense decreased by $2.0 million and $3.1 million for the three and six months ended February 28, 2011, respectively, as compared to the same periods from the prior year. The decrease primarily relates to the favorable impact of interest rate swaps transactions of $3.5 million and $6.8 million for the three and six months ended February 28, 2011, respectively, offset by less capitalized interest as a result of completed capital projects during 2010.
Our effective tax rate from continuing operations for the three and six months ended February 28, 2011 was 21.4% and 11.2% as compared to 15.0% and 19.6% in the same periods of the prior year. Our effective tax rate for the three and six months ended February 28, 2011 varies from our statutory rate primarily from losses in Croatia not being tax benefitted as we may not be able to utilize them in the allowed carryforward period.
Discontinued Operations Our division classified as a discontinued operation was breakeven for the second quarter of 2011 as compared to an adjusted operating loss of $62.4 million in the second quarter of 2010. During the second quarter of 2010, we decided to exit the joist and deck business which resulted in $45.4 million in closure cost including impairment of fixed assets and intangibles, severance costs and inventory valuation charges. The results for the second quarter of 2011 include carrying costs as all locations have either been sold or ceased operations.
OUTLOOK
For the third quarter of 2011, there appears to be optimism in the world metal market. As the spring construction season begins, we expect pricing to shift from cost to demand driven. Effective sales prices should rise as previously implemented price increases take effect; with scrap pricing stabilizing, metal margins should improve. In the current environment, we expect our Americas Recycling and Mills segments to improve. We expect our Americas Fabrication segment to get some relief, but not enough to achieve profitability. We expect that sustainable growth in Northern and Central Europe, particularly Germany, will benefit our Polish operations and drive higher earnings. As management is implementing a revised operating strategy in Croatia, we expect losses at our Croatian operations to be reduced as margins improve and cost reduction efforts take effect. Our operating plan, based on assumptions we believe to be reasonable given the current economic environment, does not require any impairment charges. However, management will continuously assess performance against plan for any possible indication of impairment. We expect our raw materials operations in the U.S., Asia and Europe to maintain profitability. Absent LIFO considerations, we anticipate earnings per share between $0.15 and $0.25 for the third quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES
See Note 8 — Credit Arrangements, to the consolidated financial statements.
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
The table below reflects our sources, facilities and availability of liquidity and capital resources as of February 28, 2011 (dollars in thousands):

	Total Facility		Availability
Cash and cash equivalents	$265,021		$	N/A
Commercial paper program*	400,000			390,000
International accounts receivable sales facilities	194,838			55,815
Bank credit facilities — uncommitted	811,411			452,980
Notes due from 2013 to 2018	1,100,000				**
CMCZ term note	62,803			—
CMCS term facility	55,214			34,509
Trade financing arrangements		**	As required
Equipment notes	6,342				**

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by $10.0 million of commercial paper outstanding as of February 28, 2011.

**	With our investment grade credit ratings, we believe we have access to additional financing and refinancing, if needed.
We utilize uncommitted credit facilities to meet short-term working capital needs. Our uncommitted credit facilities primarily support import letters of credit (including accounts payable settled under bankers’ acceptances), foreign exchange transactions and short term advances.
Our 5.625% $200 million notes due November 2013, 6.50% $400 million notes due July 2017 and our 7.35% $500 million notes due August 2018 require interest only payments until maturity. Our CMCZ note requires quarterly interest and principal payments and our CMCS facility requires quarterly interest and principal payments beginning in July 2011. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to get additional financing or refinance these notes when they mature.
Certain of our financing agreements include various financial covenants. The revolving credit facility required us to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense) of not less than 2.50 to 1.00 for the twelve month cumulative period ended February 28, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At February 28, 2011, our interest coverage ratio was 2.65 to 1.00. The debt to capitalization ratio covenant under the agreement requires us to maintain a ratio not greater than 0.60 to 1.00. At February 28, 2011, our debt to capitalization ratio was 0.52 to 1.00. Current market conditions, including volatility of metal prices, LIFO adjustments, mark to market adjustments on inventories, reserves for future job losses, the level of allowance for doubtful accounts, the amount of interest capitalized on capital projects and the effect of interest rate changes on our interest rate swaps could impact our ability to meet the interest coverage ratio for the third quarter of fiscal 2011. The revolving credit facility is used as an alternative source of liquidity. Our public debt does not contain these covenants.
The CMCZ term note contains certain financial covenants. The agreement requires a debt to equity ratio of not greater than 0.80 to 1.00, a tangible net worth to exceed PLN 600 million ($209.3 million) and a debt to EBITDA ratio not greater than 3.50 to 1.00. At February 28, 2011, CMCZ was in compliance with these covenants with a debt to equity ratio at 0.69 to 1.00, tangible net worth of PLN 674 million ($235.2 million) and a debt to EBITDA ratio at 2.95 to 1.00. Additionally, the agreement requires an interest coverage ratio of not less than 1.20 to 1.00. At February 28, 2011, CMCZ was not in compliance with this covenant which resulted in a guarantee by the Company continuing to be effective. As a result of the guarantee, the financial covenant requirements became void;

however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with this financial covenant for two consecutive quarters.
We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and record allowances as soon as we believe they are uncollectible based on current market conditions and customers’ financial condition. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate the amount of credit insured receivables (and those covered by export letters of credit) was approximately 67% of total receivables at February 28, 2011.
For added flexibility, we may sell certain accounts receivable internationally. Our domestic securitization program expired on January 31, 2011. On April 5, 2011, the Company entered into a $100 million accounts receivable sale agreement. See Note 17, Subsequent Events, to the consolidated financial statements for additional information.
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
During the six months ended February 28, 2011, we used $15.4 million of net cash flows from operating activities as compared to generating $13.5 million in the first six months of 2010. We generated less cash in fiscal 2011 than the same period in 2010 from fluctuations in working capital offset by a reduction in net loss. Significant fluctuations in working capital were as follows:
•	Accounts receivable — accounts receivable increased for the first six months of 2011 as sales and prices continued to improve as compared to the same period in the prior year;

•	Inventory — more cash was used in the first six months of 2011 as demand increased and we increased inventories as compared to the same period in 2010;

•	Other Assets — more cash was generated in the first six months of 2011 due to net income tax refunds received of approximately $76 million consisting primarily of federal tax refunds.
During the six months ended February 28, 2011, we generated $30.6 million of net cash flows from investing activities as compared to using $116.5 million during the same period in the prior year. We invested $23.1 million in property, plant and equipment during 2011, a decrease of $64.2 million over 2010. Additionally, we had proceeds from the sale of property, plant and equipment and other assets of $51.9 million, an increase of $51.4 million over 2010, primarily related to the sale of certain assets of our joist business and forms from our heavy forms rental business.
We expect our total capital budget for fiscal 2011 to be approximately $125 million. We continually assess our capital spending and reevaluate our requirements based on current and expected results.
During the six months ended February 28, 2011, we used $152.5 million of net cash flows from financing activities as compared to $5.2 million during the six months ended February 28, 2010. The increase in cash used was primarily due to decreased net borrowings on short-term debt of $81.9 million and decreased documentary letters of credit of $40.5 million in the first six months of 2011. Our cash dividends have remained consistent at approximately $27 million for both periods.
Our contractual obligations for the next twelve months of approximately $905 million are typically expenditures with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.

CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of February 28, 2011 (dollars in thousands):

	Payments Due By Period*
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Long-term debt(1)	$1,196,092	$36,569	$49,427	$207,593	$902,503
Notes payable	7,110	7,110	—	—	—
Interest(2)	397,092	64,998	122,065	106,920	103,109
Commercial paper	10,000	10,000	—	—	—
Operating leases(3)	142,196	40,300	54,706	28,394	18,796
Purchase obligations(4)	888,781	746,182	89,867	42,530	10,202

Total contractual cash obligations	$2,641,271	$905,159	$316,065	$385,437	$1,034,610

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the February 28, 2011 consolidated balance sheet. See Note 8, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of February 28, 2011. Also, includes the effect of our interest rate swaps based on the LIBOR forward rate at February 28, 2011.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real estate leases in effect as of February 28, 2011.

(4)	Approximately 74% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 28, 2011, we had committed $34.3 million under these arrangements, of which $29.3 million is cash collateralized. All of the commitments expire within one year.
CONTINGENCIES
See Note 14 — Commitments and Contingencies, to the consolidated financial statements.
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings (loss), economic conditions, credit availability, product pricing and demand, currency valuation, production rates, energy expense, interest rates, inventory levels, acquisitions, construction and operation of new facilities and general market conditions. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
•	absence of global economic recovery or possible recession relapse;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy, including restoring credit availability and confidence in a recovery;

•	continued debt problems within the eurozone and other foreign zones;

•	customer non-compliance with contracts;

•	construction activity, including residential, commercial and industrial;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers, including import quantities and pricing;

•	execution of cost minimization strategies;

•	ability to retain key executives;

•	court decisions and regulatory rulings;

•	industry consolidation or changes in production capacity or utilization;

•	global factors, including political and military uncertainties and acts of nature;

•	currency fluctuations;

•	interest rate changes;

•	availability and pricing of raw materials, including scrap metal and energy;

•	insurance and supply prices;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	severe weather, especially in Poland; and

•	the pace of overall economic activity, particularly in China.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Total
				Number of	Maximum
				Shares	Number of
				Purchased	Shares that
				As Part of	May Yet Be
	Total			Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
	Purchased		Per Share	Programs	Programs
As of November 30, 2010					8,259,647 (1)
December 1 — December 31, 2010	13,279	(2)	16.41	—	8,259,647 (1)
January 1 — January 31, 2011	29,392	(2)	16.15	—	8,259,647 (1)
February 1 — February 28, 2011	3,672	(2)	16.96	—	8,259,647 (1)
As of February 28, 2011	46,343	(2)	16.29	—	8,259,647 (1)

(1)	Shares available to be purchased under the Company’s Share Repurchase Program publicly announced October 21, 2008.

(2)	Shares tendered to the Company by employee stock option holders in payment of the option purchase price due upon exercise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. (RESERVED)
ITEM 5. OTHER INFORMATION
     Not Applicable.
ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K:

10.1	Form of Long-Term Cash and Equity Award Agreement (filed herewith).

10.2	Form of Long-Term Equity Award Agreement (filed herewith).

10.3	Receivables Sale Agreement, by and between Commercial Metals Company and several of its subsidiaries and CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed herewith).

10.4	Receivables Purchase Agreement, by and among Commercial Metals Company, CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), certain purchasers and Wells Fargo Bank, N.A., as administrative agent for the purchasers, dated as of April 5, 2011 (filed herewith).

10.5	Performance Undertaking executed by Commercial Metals Company in favor of CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed herewith).

31.1	Certification of Murray R. McClean, Chairman of the Board and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	Financial statements from the quarterly report on Form 10-Q of Commercial Metals Company for the quarter ended February 28, 2011, filed on April 8, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text (submitted electronically herewith).

*	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY
April 8, 2011	/s/ William B. Larson
William B. Larson
Senior Vice President & Chief Financial Officer

April 8, 2011	/s/ Leon K. Rusch
Leon K. Rusch
Vice President & Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Form of Long-Term Cash and Equity Award Agreement (filed herewith).

10.2	Form of Long-Term Equity Award Agreement (filed herewith).

10.3	Receivables Sale Agreement, by and between Commercial Metals Company and several of its subsidiaries and CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed herewith).

10.4	Receivables Purchase Agreement, by and among Commercial Metals Company, CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), certain purchasers and Wells Fargo Bank, N.A., as administrative agent for the purchasers, dated as of April 5, 2011 (filed herewith).

10.5	Performance Undertaking executed by Commercial Metals Company in favor of CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed herewith).

31.1	Certification of Murray R. McClean, Chairman of the Board and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of William B. Larson, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	Financial statements from the quarterly report on Form 10-Q of Commercial Metals Company for the quarter ended February 28, 2011, filed on April 8, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text (submitted electronically herewith).

*	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.