Form 10-Q
period 2011-05-31
COMMERCIAL METALS CO
filed 2011-07-08
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 1, 2011 there were 115,533,540 shares of the Company’s common stock outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PAGE NO.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited) — May 31, 2011 and August 31, 2010	3
Consolidated Statements of Operations (Unaudited) — Three months and nine months ended May 31, 2011 and 2010	4
Consolidated Statements of Cash Flows (Unaudited) — Nine months ended May 31, 2011 and 2010	5
Consolidated Statements of Stockholders’ Equity (Unaudited) — Nine months ended May 31, 2011 and 2010	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II — OTHER INFORMATION
Items 1 — 6	27
Signatures	29
Index to Exhibits	30
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	May 31,	August 31,
(in thousands, except share and per share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$243,562	$399,313
Accounts receivable (less allowance for collection losses of $25,964 and $29,721)	936,223	824,339
Inventories	889,464	674,680
Other	230,479	276,874

Total current assets	2,299,728	2,175,206
Property, plant and equipment:
Land	94,035	94,426
Buildings and improvements	563,099	540,285
Equipment	1,708,294	1,649,723
Construction in process	44,510	56,124

	2,409,938	2,340,558
Less accumulated depreciation and amortization	(1,204,802)	(1,108,290)

	1,205,136	1,232,268
Goodwill	72,603	71,580
Other assets	177,591	227,099

Total assets	$3,755,058	$3,706,153

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$519,643	$504,388
Accounts payable-documentary letters of credit	171,892	226,633
Accrued expenses and other payables	376,812	324,897
Notes payable	8,372	6,453
Commercial paper	—	10,000
Current maturities of long-term debt	38,246	30,588

Total current liabilities	1,114,965	1,102,959
Deferred income taxes	43,688	43,668
Other long-term liabilities	118,378	108,870
Long-term debt	1,165,482	1,197,282

Total liabilities	2,442,513	2,452,779

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,435,601 and 114,325,349 shares	1,290	1,290
Additional paid-in capital	370,786	373,308
Accumulated other comprehensive income (loss)	80,174	(12,526)
Retained earnings	1,127,713	1,178,372
Treasury stock 13,625,063 and 14,735,315 shares at cost	(267,638)	(289,708)

Stockholders’ equity attributable to CMC	1,312,325	1,250,736
Stockholders’ equity attributable to noncontrolling interests	220	2,638

Total equity	1,312,545	1,253,374

Total liabilities and stockholders’ equity	$3,755,058	$3,706,153

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except share and per share data)	2011	2010	2011	2010
Net sales	$2,076,564	$1,765,154	$5,650,810	$4,489,855
Costs and expenses:
Cost of goods sold	1,861,125	1,645,250	5,205,197	4,253,574
Selling, general and administrative expenses	145,597	108,509	390,772	389,182
Interest expense	18,254	18,184	54,857	57,871

	2,024,976	1,771,943	5,650,826	4,700,627

Earnings (loss) from continuing operations before income taxes	51,588	(6,789)	(16)	(210,772)
Income taxes (benefit)	14,493	3,952	8,688	(36,101)

Earnings (loss) from continuing operations	37,095	(10,741)	(8,704)	(174,671)

Earnings (loss) from discontinued operations before taxes	(1,429)	4,001	(782)	(62,513)
Income taxes (benefit)	(554)	1,723	(303)	(24,117)

Earnings (loss) from discontinued operations	(875)	2,278	(479)	(38,396)

Net earnings (loss)	$36,220	$(8,463)	$(9,183)	$(213,067)
Less net earnings attributable to noncontrolling interests	55	363	163	278

Net earnings (loss) attributable to CMC	$36,165	$(8,826)	$(9,346)	$(213,345)

Basic earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$0.32	$(0.10)	$(0.08)	$(1.54)
Earnings (loss) from discontinued operations	(0.01)	0.02	—	(0.34)

Net earnings (loss)	$0.31	$(0.08)	$(0.08)	$(1.88)

Diluted earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$0.32	$(0.10)	$(0.08)	$(1.54)
Earnings (loss) from discontinued operations	(0.01)	0.02	—	(0.34)

Net earnings (loss)	$0.31	$(0.08)	$(0.08)	$(1.88)

Cash dividends per share	$0.12	$0.12	$0.36	$0.36

Average basic shares outstanding	115,403,374	114,067,149	114,819,792	113,279,301

Average diluted shares outstanding	116,360,755	114,067,149	114,819,792	113,279,301

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	May 31,
(in thousands)	2011	2010
Cash flows from (used by) operating activities:
Net loss	$(9,183)	$(213,067)
Adjustments to reconcile net loss to cash from (used by) operating activities:
Depreciation and amortization	120,810	128,393
Recoveries on receivables, net	(2,922)	(1,831)
Share-based compensation	9,240	5,590
Deferred income taxes	1,357	(72,304)
Tax benefits from stock plans	(2,367)	(3,204)
Gain on sale of assets and other	(1,569)	(529)
Write-down of inventory	7,593	44,680
Asset impairment	—	32,613
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(141,636)	(107,275)
Accounts receivable sold, net	49,890	29,322
Increase in inventories	(202,995)	(41,880)
Decrease in other assets	60,100	13,851
Increase in accounts payable, accrued expenses, other payables and income taxes	59,172	209,441
Increase (decrease) in other long-term liabilities	8,444	(6,305)

Net cash flows from (used by) operating activities	(44,066)	17,495

Cash flows from (used by) investing activities:
Capital expenditures	(51,539)	(109,464)
Proceeds from the sale of property, plant and equipment and other	52,253	5,287
Proceeds from the sale of equity method investments	4,224	—
Acquisitions, net of cash acquired	—	(2,448)
Increase in deposit for letters of credit	(3,258)	(27,238)

Net cash flows from (used by) investing activities	1,680	(133,863)

Cash flows from (used by) financing activities:
Decrease in documentary letters of credit	(54,741)	(32,884)
Short-term borrowings, net change	(8,253)	61,317
Repayments on long-term debt	(23,473)	(19,914)
Proceeds from issuance of long-term debt	1,463	22,437
Stock issued under incentive and purchase plans	10,062	10,355
Cash dividends	(41,313)	(40,773)
Purchase of noncontrolling interests	(3,980)	—
Tax benefits from stock plans	2,367	3,204

Net cash flows from (used by) financing activities	(117,868)	3,742

Effect of exchange rate changes on cash	4,503	(3,347)

Decrease in cash and cash equivalents	(155,751)	(115,973)
Cash and cash equivalents at beginning of year	399,313	405,603

Cash and cash equivalents at end of period	$243,562	$289,630

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	CMC Stockholders’ Equity
				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of		Noncontrolling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total
Balance, September 1, 2009	129,060,664	$1,290	$380,737	$34,257	$1,438,205	(16,487,231)	$(324,796)	$2,371	$1,532,064
Comprehensive income (loss):
Net earnings (loss) for the nine months ended May 31, 2010					(213,345)			278	(213,067)
Other comprehensive income (loss):
Foreign currency translation adjustment				(69,857)				31	(69,826)
Unrealized gain on derivatives, net of taxes ($97)				7					7
Defined benefit obligation, net of taxes ($267)				(508)					(508)

Comprehensive loss									(283,394)
Cash dividends					(40,773)				(40,773)
Issuance of stock under incentive and purchase plans, net			(23,979)			1,717,832	34,334		10,355
Share-based compensation			5,590						5,590
Tax benefits from stock plans			3,204						3,204

Balance, May 31, 2010	129,060,664	$1,290	$365,552	$(36,101)	$1,184,087	(14,769,399)	$(290,462)	$2,680	$1,227,046

	CMC Stockholders’ Equity
				Accumulated
	Common Stock		Additional	Other		Treasury Stock
	Number of		Paid-In	Comprehensive	Retained	Number of		Noncontrolling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total
Balance, September 1, 2010	129,060,664	$1,290	$373,308	$(12,526)	$1,178,372	(14,735,315)	$(289,708)	$2,638	$1,253,374
Comprehensive income (loss):
Net earnings (loss) for the nine months ended May 31, 2011					(9,346)			163	(9,183)
Other comprehensive income (loss):
Foreign currency translation adjustment				92,807					92,807
Unrealized loss on derivatives, net of taxes ($57)				(107)					(107)

Comprehensive income									83,517
Cash dividends					(41,313)				(41,313)
Issuance of stock under incentive and purchase plans, net			(12,008)			1,110,252	22,070		10,062
Share-based compensation			8,518						8,518
Purchase of noncontrolling interest			(1,399)					(2,581)	(3,980)
Tax benefits from stock plans			2,367						2,367

Balance, May 31, 2011	129,060,664	$1,290	$370,786	$80,174	$1,127,713	(13,625,063)	$(267,638)	$220	$1,312,545

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
NOTE 2 — ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
In the first quarter of 2011, the Company adopted accounting guidance related to the accounting for transfers of financial assets. The guidance clarifies the determination of a transferor’s continuing involvement in a transferred financial asset and limits the circumstances in which a financial asset should be removed from the balance sheet when the transferor has not transferred the entire original financial asset. See Note 3, Sales of Accounts Receivable, for additional details.
NOTE 3 — SALES OF ACCOUNTS RECEIVABLE
On April 5, 2011, the Company entered into a two year sale of accounts receivable program. The Company periodically contributes and several of its subsidiaries periodically sell without recourse certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary, CMC Receivables, Inc. (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. Depending on the Company’s level of financing needs, CMCRV will sell the trade accounts receivable in their entirety to a third party financial institution. The third party financial institution will advance up to a maximum of $100 million for all receivables and the remaining portion due to the Company will be deferred until the ultimate collection of the underlying receivables. The facility can be increased to a maximum of $200 million with consent of the financial institution. The Company will account for sales to the financial institution as true sales and the receivables will be removed from the consolidated balance sheet and the proceeds from the sale will be reflected as cash provided by operating activities. Additionally, the receivables program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under one of its credit arrangements. As of May 31, 2011, no receivables had been sold to the third party financial institution.
The Company’s previous accounts receivable securitization agreement of $100 million expired on January 31, 2011. As of August 31, 2010, no receivables had been sold under the expired program.
In addition to the domestic sale of accounts receivable program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $153.8 million and $103.9 million at May 31, 2011 and August 31, 2010, respectively. The Australian program contains financial covenants in which the subsidiary must meet certain coverage and tangible net worth levels, as defined. At May 31, 2011, the Australian subsidiary was in compliance with these covenants.
During the nine months ended May 31, 2011 and 2010, proceeds from the sales of receivables were $892.6 million and $604.3 million, respectively, and cash payments to the owners of receivables were $842.7 million and $575.0 million, respectively. The Company is responsible for servicing the receivables for a nominal servicing fee. Discounts on domestic and international sales of accounts receivable were $3.6 million and $2.8 million for the nine months ended May 31, 2011 and 2010, respectively. These discounts primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out method (“LIFO”). LIFO inventory reserves were $297.7 million and $230.3 million at May 31, 2011 and August 31, 2010, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in, first-out method (“FIFO”). The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At May 31, 2011 and August 31, 2010, $114.4 million and $59.1 million, respectively, were in raw materials.
NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS
The Company tests for impairment of goodwill by estimating the fair value of each reporting unit compared to its carrying value. The Company’s reporting units are based on its internal reporting structure and represent an operating segment or a reporting level below an operating segment. Additionally, the reporting units are aggregated based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. The Company has determined its operating units that have a significant amount of goodwill to be in the Americas Recycling and Americas Fabrication segments. The Company uses a discounted cash flow model to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions. The Company performs the goodwill impairment test in the fourth quarter each fiscal year and when changes in circumstances indicate an impairment event may have occurred. There were no triggering events during the third quarter of 2011.
The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $70.1 million and $73.9 million at May 31, 2011 and August 31, 2010, respectively, and are included in other noncurrent assets. Aggregate amortization expense for intangible assets for the three months ended May 31, 2011 and 2010 was $2.4 million and $2.7 million, respectively. Aggregate amortization expense for intangible assets for the nine months ended May 31, 2011 and 2010 was $7.4 million and $11.3 million, respectively.
NOTE 6 — SEVERANCE
During the three and nine months ended May 31, 2011, the Company recorded severance costs of $1.3 million and $2.6 million, respectively. During the three and nine months ended May 31, 2010, the Company recorded severance costs of $1.9 million and $18.5 million, respectively. These severance costs relate to involuntary employee terminations initiated as part of the Company’s focus on operating expense management and reductions in headcount. Additionally, during the second quarter of 2010, the Company incurred severance costs associated with exiting the joist and deck business.
NOTE 7 — DISCONTINUED OPERATIONS AND DISPOSITIONS
On February 26, 2010, the Company’s Board of Directors approved a plan to exit the joist and deck business through the sale of those facilities. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. The Company recorded $26.8 million to impair plant, property and equipment, $4.5 million to write-off intangible assets, and $7.4 million of inventory valuation adjustments during the second quarter of 2010. During the nine months ended May 31, 2010, the Company recorded severance costs of $9.2 million in connection with exiting the business. The joist and deck business was in the Americas Fabrication segment.
During the fourth quarter of 2010, the Company completed the sale of the majority of the deck assets and during the first quarter of 2011, the Company completed the sale of the majority of the joist assets resulting in a gain of $1.9 million.
Various financial information for discontinued operations is as follows:

	May 31,	August 31,
(in thousands)	2011	2010
Current assets	$508	$10,850
Noncurrent assets	12,125	27,045
Current liabilities	8,283	14,723
Noncurrent liabilities	—	22

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Revenue	251	37,398	1,370	110,809
Earnings (loss) before taxes	(1,429)	4,001	(782)	(62,513)

During the first quarter of 2011, CMC Construction Services, a subsidiary of the Company included in the Americas Fabrication segment, completed the sale of heavy forming and shoring equipment for approximately $35 million. The Company recorded a loss on sale of approximately $0.5 million in connection with this transaction.
NOTE 8 — CREDIT ARRANGEMENTS
The Company’s revolving credit facility of $400 million has a maturity date of November 24, 2012 and includes certain covenants. The Company is required to maintain a minimum interest coverage ratio of not less than 2.50 to 1.00 for the twelve month cumulative period ended May 31, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At May 31, 2011, the Company’s interest coverage ratio was 3.37 to 1.00. The agreement also requires the Company to maintain a debt to capitalization ratio covenant not greater than 0.60 to 1.00. At May 31, 2011, the Company’s debt to capitalization ratio was 0.50 to 1.00. The agreement provides for interest based on LIBOR, Eurodollar or Bank of America’s prime rate. The facility fee is 60 basis points per annum and no compensating balances are required.
It is the Company’s policy to maintain contractual bank credit lines equal to 100% of the amount of the commercial paper program. There were no amounts outstanding at May 31, 2011 and $10 million outstanding at August 31, 2010 under the commercial paper program. There were no amounts outstanding on the revolving credit facility at May 31, 2011 and August 31, 2010. The availability under the revolving credit agreement is reduced by any outstanding amount under the commercial paper program. At May 31, 2011, $400 million was available under the revolving credit agreement.
The Company has numerous uncommitted credit facilities available from domestic and international banks. No commitment fees or compensating balances are required under these credit facilities. These credit facilities are used, in general, to support import letters of credit, foreign exchange transactions and short term advances which are priced at market rates.
Long-term debt, including the net effect of interest rate swap revaluation adjustments, is as follows:

	May 31,	August 31,
(in thousands)	2011	2010
5.625% notes due November 2013 (weighted average rate of 3.5% at May 31, 2011)	$205,966	$208,253
6.50% notes due July 2017 (weighted average rate of 4.8% at May 31, 2011)	399,724	400,000
7.35% notes due August 2018 (weighted average rate of 5.4% at May 31, 2011)	511,645	524,185
CMCZ term note due May 2013	58,226	69,716
CMCS financing agreement	21,574	19,006
Other, including equipment notes	6,593	6,710

	1,203,728	1,227,870
Less current maturities	38,246	30,588

	$1,165,482	$1,197,282

Interest on the notes, except for the CMC Zawiercie (“CMCZ”) note, is payable semiannually.
Effective May 20, 2011, the Company entered into an interest rate swap transaction on its 6.50% notes due July 2017 (“2017 Notes”). On March 23, 2010, the Company entered into two interest rate swap transactions on its 5.625% notes due November 2013 (“2013 Notes”) and 7.35% notes due August 2018 (“2018 Notes”). The swap transactions were designated as fair value hedges at inception and convert all fixed rate interest to floating rate interest on the Company’s 2013 Notes, $300 million on the 2017 Notes and $300 million on the 2018 Notes and have termination dates of November 15, 2013, July 15, 2017 and August 15, 2018, respectively. The swap transactions costs are based on the floating LIBOR plus 303 basis points with respect to the 2013 Notes, LIBOR plus 374 basis points with respect to the 2017 Notes and LIBOR plus 367 basis points with respect to the 2018 Notes.
CMCZ has a five year term note of PLN 160 million ($58.2 million) with a group of four banks. The term note is used to finance operating expenses of CMCZ and the development of a rolling mill. The note has scheduled principal and interest payments in fifteen equal quarterly installments which began in November 2009 with the final installment in May 2013. The weighted average interest rate at May 31, 2011 was 6.5%. The term note contains four financial covenants for CMCZ. At May 31, 2011, CMCZ was not in compliance with one of the financial covenants which resulted in a guarantee by Commercial Metals Company continuing to be effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with the financial covenant for two consecutive quarters.

CMC Sisak (“CMCS”) has a five year financing agreement of EUR 15.0 million ($21.6 million). The loan is intended to be used for capital expenditures and other uses. The note has scheduled principal and interest payments in seven semiannual installments beginning in July 2011 and ending in July 2014. The weighted average interest rate at May 31, 2011 was 5.0%.
Interest of $0.7 million and $4.2 million was capitalized in the cost of property, plant and equipment constructed for the nine months ended May 31, 2011 and 2010, respectively. Interest of $32.6 million and $40.5 million was paid for the nine months ended May 31, 2011 and 2010, respectively.
NOTE 9 — DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in metals commodity prices, foreign currency exchange rates, natural gas prices and interest rates. One objective of the Company’s risk management program is to mitigate these risks using derivative instruments. The Company enters into metal commodity futures and forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. When sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company enters into interest rate swap contracts to maintain a portion of the Company’s debt obligations at variable interest rates. These interest rate swap contracts, under which the Company has agreed to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed rate debt.
The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.
Gross foreign currency exchange contract commitments as of May 31, 2011 (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
AUD	82	EUR	59
AUD	56	GBP	36
AUD	77	NZD	100
AUD	87,652	USD	90,955
EUR	3,718	HRK*	27,428
EUR	1,320	USD	1,898
GBP	13,680	USD	22,250
PLN	420,633	EUR	105,437
PLN	96,208	USD	32,752
PLN	413	SEK**	926
SGD	11,830	USD	9,585
USD	52,334	EUR	36,600
USD	39,465	GBP	23,930
USD	1,057	JPY	85,048
USD	21,000	CNY***	133,959

*	Croatian kuna

**	Swedish krona

***	Chinese yuan
Commodity contract commitments as of May 31, 2011:

Commodity	Long/Short	Total
Aluminum	Long	3,175	MT
Aluminum	Short	75	MT
Copper	Long	1,176	MT
Copper	Short	6,418	MT
Zinc	Long	7	MT

•	MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three months and nine months ended May 31, 2011 and 2010. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands):

		Three Months Ended		Nine Months Ended
		May 31,		May 31,
Derivatives Not Designated as Hedging Instruments	Location	2011	2010	2011	2010
Commodity	Cost of goods sold	$4,296	$1,226	$(11,744)	$(3,522)
Foreign exchange	Net sales	39	(870)	35	(910)
Foreign exchange	Cost of goods sold	305	(487)	1,174	(872)
Foreign exchange	SG&A expenses	(3,984)	(1,274)	(4,823)	(1,237)

Gain (loss) before taxes		$656	$(1,405)	$(15,358)	$(6,541)

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items relate to firm commitments on commercial sales and purchases, capital expenditures and fixed rate debt obligations. As of May 31, 2011, fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $17.3 million.

		Three Months Ended		Nine Months Ended
		May 31,		May 31,
Derivatives Designated as Fair Value Hedging Instruments	Location	2011	2010	2011	2010
Foreign exchange	SG&A expenses	$(5,382)	$6,556	$(14,157)	$515
Interest rate	Interest expense	11,091	4,483	17,331	4,483

Gain before taxes		$5,709	$11,039	$3,174	$4,998

		Three Months Ended		Nine Months Ended
Hedged (Underlying)		May 31,		May 31,
Items Designated as Fair Value Hedging Instruments	Location	2011	2010	2011	2010
Foreign exchange	Net sales	$77	$(36)	$126	$(30)
Foreign exchange	SG&A expenses	5,299	(6,517)	14,031	(482)
Interest rate	Interest expense	(11,090)	(4,483)	(17,331)	(4,483)

Loss before taxes		$(5,714)	$(11,036)	$(3,174)	$(4,995)

The Company recognizes the impact of actual and estimated net periodic settlements of current interest on our active interest rate swaps as adjustments to interest expense. The following table summarizes the impact of actual and estimated periodic settlements of active swap agreements on the results of operations:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
Hedge Accounting for Interest Rate Swaps	2011	2010	2011	2010
Reductions to interest expense from periodic estimated and actual settlements of active swap agreements*	$3,931	$2,109	$10,723	$2,109

*	Amounts represent the net of the Company’s periodic variable-rate interest obligations and the swap counterparty’s fixed-rate interest obligations. The Company’s variable-rate obligations are based on a spread from the six-month LIBOR in arrears.

	Three Months Ended		Nine Months Ended
Effective Portion of Derivatives Designated as Cash Flow	May 31,		May 31,
Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss)	2011	2010	2011	2010
Commodity	$(266)	$(36)	$126	$18
Foreign exchange	125	(110)	296	155

Gain (loss), net of taxes	$(141)	$(146)	$422	$173

Effective Portion of Derivatives Designated as Cash Flow		Three Months Ended		Nine Months Ended
Hedging Instruments Reclassified from Accumulated		May 31,		May 31,
Other Comprehensive Income (Loss)	Location	2011	2010	2011	2010
Commodity	Cost of goods sold	$133	$7	$103	$(8)
Foreign exchange	SG&A expenses	16	(53)	82	(170)
Interest rate	Interest expense	115	115	344	344

Gain, net of taxes		$264	$69	$529	$166

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets (in thousands):

Derivative Assets	May 31, 2011	August 31, 2010
Commodity — designated	$68	$80
Commodity — not designated	1,967	911
Foreign exchange — designated	529	435
Foreign exchange — not designated	1,120	1,188
Interest rate — designated	18,500	12,173
Long-term interest rate — designated	5,164	20,265

Derivative assets (other current assets and other assets)*	$27,348	$35,052

Derivative Liabilities	May 31, 2011	August 31, 2010
Commodity — designated	$40	$95
Commodity — not designated	2,353	2,817
Foreign exchange — designated	2,311	1,749
Foreign exchange — not designated	3,250	1,097
Long-term interest rate — designated	6,331	—

Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$14,285	$5,758

*	Derivative assets and liabilities do not include the hedged (underlying) items designated as fair value hedges.
As of May 31, 2011, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.
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
The following table summarizes information regarding the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	May 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Money market investments	$205,425	$205,425	$—	$—
Derivative assets	27,348	1,967	25,381	—
Nonqualified benefit plan assets *	55,444	55,444	—	—
Derivative liabilities	14,285	2,353	11,932	—
Nonqualified benefit plan liabilities *	87,859	—	87,859	—

	August 31,
	2010
Money market investments	$352,881	$352,881	$—	$—
Derivative assets	35,052	911	34,141	—
Nonqualified benefit plan assets *	43,681	43,681	—	—
Derivative liabilities	5,758	2,817	2,941	—
Nonqualified benefit plan liabilities *	86,043	—	86,043	—

*	The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds.
The Company’s long-term debt is predominantly publicly held. The fair value was approximately $1.25 billion at May 31, 2011 and $1.29 billion at August 31, 2010. Fair value was determined by indicated market values.
NOTE 11 — INCOME TAXES
The Company had net refunds of $72.9 million and $0.7 million in income taxes during the nine months ended May 31, 2011 and 2010, respectively.
Reconciliations of the United States federal income tax expense (benefit) from continuing operations were as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Tax expense (benefit) at statutory rate of 35%	$18,056	$(2,377)	$(6)	$(73,770)
State and local taxes	213	(1,130)	82	(6,589)
Foreign rate differential	(6,479)	3,321	225	9,590
Increase in valuation allowance due to foreign losses without benefit (predominately Croatia)	1,466	2,474	7,427	31,097
Domestic production activity deduction	(1,187)	—	(693)	—
U.S. provision to return adjustment	254	1,849	488	1,849
Sale of foreign investment	—	—	1,280	—
Other	2,170	(185)	(115)	1,722

Total tax expense (benefit) from continuing operations	$14,493	$3,952	$8,688	$(36,101)

Effective tax rate from continuing operations	28.1%	(58.2)%	(54,300.0)%	17.1%

The Company’s effective tax rate from discontinued operations for the three and nine months ended May 31, 2011 was 38.8% and for the three and nine months ended May 31, 2010 was 43.1% and 38.6%, respectively.
The reserve for unrecognized tax benefits relating to the accounting for uncertainty in income taxes was $20.4 million, exclusive of interest and penalties, as of May 31, 2011 and August 31, 2010.
The Company policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as tax expense and the balances at the end of a reporting period are recorded as part of the current or non-current reserve for uncertain income tax positions. For the three and nine months ended May 31, 2011, before any tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized tax benefits.
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
The following is a summary of tax years subject to examination:
U.S. Federal — 2006 and forward
U.S. States — 2006 and forward
Foreign — 2004 and forward
The federal tax returns for fiscal years 2006 to 2008 are under examination by the Internal Revenue Service. However, we believe our recorded tax liabilities as of May 31, 2011 sufficiently reflect the anticipated outcome of these examinations.

NOTE 12 — SHARE-BASED COMPENSATION
The Company recognized share-based compensation expense of $3.2 million for the three months ended May 31, 2011 and $9.2 million and $5.6 million for the nine months ended May 31, 2011 and 2010, respectively, as a component of selling, general and administrative expenses. The Company recognized no share-based compensation expense during the third quarter of 2010 due to a forfeiture adjustment of $2.3 million which offset expense for the quarter. At May 31, 2011, the Company had $23.8 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements, of which, $16.4 million related to share-based awards granted during the second quarter of 2011. This cost is expected to be recognized over the next 36 months.
Combined information for shares subject to options and stock appreciation rights (“SARs”) for the nine months ended May 31, 2011 were as follows:

		Weighted
		Average	Price
		Exercise	Range
	Number	Price	Per Share
September 1, 2010
Outstanding	3,922,016	$23.67	$7.53 - 35.38
Exercisable	3,503,681	23.38	7.53 - 35.38
Granted	112,000	16.83	16.83
Exercised	(854,023)	8.03	7.53 - 13.58
Forfeited	(93,564)	31.96	12.31 - 35.38

May 31, 2011
Outstanding	3,086,429	$27.50	$11.00 - 35.38
Exercisable	2,917,429	28.17	11.00 - 35.38
Share information for options and SARs at May 31, 2011:

Outstanding
		Weighted		Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Yrs.)	Price	Outstanding	Price
$11.00 - 14.05	714,215	2.4	$12.40	658,215	$12.26
16.83 - 24.71	544,208	2.7	22.93	432,208	24.51
31.75 - 35.38	1,828,006	3.0	34.76	1,827,006	34.76

$11.00 - 35.38	3,086,429	2.8	$27.50	2,917,429	$28.17

Of the Company’s previously granted restricted stock awards, 27,727 and 50,154 shares vested during the nine months ended May 31, 2011 and May 31, 2010, respectively.
During the second quarter of 2011, the Compensation Committee (the “Committee”) of the Board of Directors approved a grant to employees of approximately 670,000 restricted stock units. These awards vest over a three-year period in increments of one-third per year. The Committee also approved a grant of performance stock units. The performance awards will vest upon the achievement of certain target levels of the performance goals and objectives of the Company over the performance period of approximately three years. The actual number of performance awards granted will be based on the level of achievement. Upon achievement of any of the performance goals, the awards will be paid out 50% in shares of common stock of the Company and 50% in cash. The Company has accounted for the cash component of the performance award as a liability award and the value is adjusted to fair market value each period. All equity awards are valued at the fair market value at the date of grant. Prior to vesting, the restricted stock unit and the performance stock unit recipients do not receive an amount equivalent to any dividend declared on the Company’s common stock.

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO CMC
In calculating earnings (loss) per share, there were no adjustments to net earnings (loss) to arrive at earnings (loss) for any years presented. The reconciliation of the denominators of the earnings (loss) per share calculations was as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Shares outstanding for basic earnings (loss) per share	115,403,374	114,067,149	114,819,792	113,279,301
Effect of dilutive shares:
Stock-based incentive/purchase plans	957,381	—	—	—

Shares outstanding for diluted earnings (loss) per share	116,360,755	114,067,149	114,819,792	113,279,301

For the three months ended May 31, 2011, SARs with total share commitments of 2.4 million were antidilutive because the exercise price was above the average market price for the quarter and therefore excluded from the calculation of diluted earnings per share. For the nine months ended May 31, 2011 and the three and nine months ended May 31, 2010, no stock options, restricted stock or SARs were included in the calculation of dilutive shares because the Company reported a loss from continuing operations. All stock options and SARs expire by 2018.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings (loss) per share calculation until the shares vest.
The Company purchased no shares during the first nine months of 2011 and had remaining authorization to purchase 8,259,647 shares of its common stock at May 31, 2011.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
See Note 12, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended August 31, 2010 relating to environmental and other matters. There have been no significant changes to the matters noted therein. In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. Management believes that adequate provisions have been made in the consolidated financial statements for the potential impact of these contingencies, and that the outcomes will not significantly impact the results of operations, the financial position or the cash flows of the Company.
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

	Three Months Ended May 31, 2011
				International
					Marketing
	Americas				and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$443,898	$341,972	$323,997	$332,019	$633,706	$972	$—	$2,076,564
Intersegment sales	35,878	204,043	4,453	12,145	12,721	—	(269,240)	—
Net sales	479,776	546,015	328,450	344,164	646,427	972	(269,240)	2,076,564
Adjusted operating profit (loss)	13,194	71,050	(14,737)	15,456	16,978	(28,503)	(2,089)	71,349

	Three Months Ended May 31, 2010
				International
					Marketing
	Americas				and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$369,089	$248,417	$322,797	$190,898	$635,520	$(1,567)	$—	$1,765,154
Intersegment sales	28,982	183,781	3,292	24,792	5,573	327	(246,747)	—
Net sales	398,071	432,198	326,089	215,690	641,093	(1,240)	(246,747)	1,765,154
Adjusted operating profit (loss)	14,240	14,544	(24,452)	(10,885)	30,941	(11,390)	(482)	12,516

	Nine Months Ended May 31, 2011
				International
					Marketing
	Americas				and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$1,203,046	$926,213	$856,350	$767,676	$1,884,886	$12,639	$—	$5,650,810
Intersegment sales	103,087	533,120	11,823	30,639	30,122	—	(708,791)	—
Net sales	1,306,133	1,459,333	868,173	798,315	1,915,008	12,639	(708,791)	5,650,810
Adjusted operating profit (loss)	32,251	116,138	(86,311)	412	53,588	(55,574)	(2,018)	58,486
Goodwill	7,267	295	57,144	3,238	4,659	—	—	72,603
Total assets	304,693	649,190	619,116	873,937	795,324	1,165,569	(652,771)	3,755,058

	Nine Months Ended May 31, 2010
				International
					Marketing
	Americas				and
(in thousands)	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$873,250	$621,869	$813,782	$450,142	$1,726,496	$4,316	$—	$4,489,855
Intersegment sales	80,958	451,687	7,068	82,078	16,894	327	(639,012)	—
Net sales	954,208	1,073,556	820,850	532,220	1,743,390	4,643	(639,012)	4,489,855
Adjusted operating profit (loss)	6,196	(3,335)	(90,685)	(84,373)	62,158	(50,554)	10,479	(150,114)
Goodwill	6,961	601	57,144	2,460	3,887	—	—	71,053
Total assets	260,147	624,587	708,625	675,290	670,163	967,570	(341,882)	3,564,500

The following table provides a reconciliation of earnings (loss) from continuing operations to adjusted operating profit (loss):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2011	2010	2011	2010
Earnings (loss) from continuing operations	$37,095	$(10,741)	$(8,704)	$(174,671)
Income taxes (benefit)	14,493	3,952	8,688	(36,101)
Interest expense	18,254	18,184	54,857	57,871
Discounts on sales of accounts receivable	1,507	1,121	3,645	2,787

Adjusted operating profit (loss) from continuing operations	$71,349	$12,516	$58,486	$(150,114)
Adjusted operating profit (loss) from discontinued operations	(1,429)	4,002	(779)	(62,506)

Adjusted operating profit (loss)	$69,920	$16,518	$57,707	$(212,620)

The following represents the Company’s external net sales from continuing operations by major product and geographic area:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2011	2010	2011	2010
Major product information:
Steel products	$1,150,654	$998,538	$3,169,240	$2,614,756
Industrial materials	319,724	244,941	811,632	599,626
Non-ferrous scrap	251,229	195,563	725,700	506,435
Ferrous scrap	215,610	190,514	556,997	407,266
Construction materials	58,475	64,546	160,938	166,863
Non-ferrous products	54,396	52,817	145,376	132,557
Other	26,476	18,235	80,927	62,352

Net sales	$2,076,564	$1,765,154	$5,650,810	$4,489,855

Geographic area:
United States	$1,158,841	$936,410	$3,119,925	$2,284,434
Europe	406,061	371,839	1,185,644	905,467
Asia	304,388	268,189	781,383	746,013
Australia/New Zealand	124,953	133,261	387,870	395,402
Other	82,321	55,455	175,988	158,539

Net sales	$2,076,564	$1,765,154	$5,650,810	$4,489,855

NOTE 16 — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries had a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. This marketing and distribution agreement expired on December 31, 2010. The Company owned a 50% interest in two joint ventures related to this agreement. During the second quarter of 2011, the Company sold the interest in one joint venture for approximately $1.7 million resulting in a minimal gain. On June 1, 2011, the Company sold the interest in the remaining joint venture for approximately $6.6 million resulting in a minimal gain. The following presents related party transactions:

	Nine Months Ended
	May 31,
(in thousands)	2011	2010
Sales	$133,860	$202,475
Purchases	149,415	251,434

	May 31,	August 31,
(in thousands)	2011	2010
Accounts receivable	$112	$10,611
Accounts payable	104	22,603
NOTE 17 — SUBSEQUENT EVENTS
On June 3, 2011, the Company completed the purchase of G.A.M. Steel Pty. Ltd., based in Melbourne, Australia (“G.A.M.”) for approximately $48 million, subject to final purchase price adjustment. G.A.M. is a leading distributor and processor of steel long products and plate, servicing the structural fabrication, rural and manufacturing segments in the state of Victoria. The acquisition of G.A.M. will complement the Company’s existing national long products distribution investments in Australia.

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
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended		Increase
	May 31,		Increase	May 31,		(Decrease)
(in millions)	2011	2010	%	2011	2010	%
Net sales*	$2,076.6	$1,765.2	18%	$5,650.8	$4,489.9	26%
Earnings (loss) from continuing operations	37.1	(10.7)	447%	(8.7)	(174.7)	(95%)
Adjusted EBITDA	107.5	55.3	94%	174.7	(54.7)	419%

*	Excludes divisions classified as discontinued operations.
In the table above, we have included a financial statement measure that was not derived in accordance with accounting principles generally accepted in the United States (“GAAP”). We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and non-cash impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization as well as impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our long-term cash incentive performance plan for management and part of a debt compliance test for our revolving credit agreement. Reconciliations from net earnings (loss) from continuing operations to adjusted EDITDA are provided below:

	Three Months Ended		Increase	Nine Months Ended		Increase
	May 31,		(Decrease)	May 31,		(Decrease)
(in millions)	2011	2010	%	2011	2010	%
Earnings (loss) from continuing operations	$37.1	$(10.7)	447%	$(8.7)	$(174.7)	(95%)
Less net earnings attributable to noncontrolling interests	(0.1)	(0.4)	(75%)	(0.2)	(0.3)	(33%)
Interest expense	18.3	18.2	1%	54.9	57.9	(5%)
Income taxes (benefit)	14.5	4.0	263%	8.7	(36.1)	124%
Depreciation, amortization and impairment charges	39.2	40.2	(2%)	120.8	125.5	(4%)

Adjusted EBITDA from continuing operations	$109.0	$51.3	112%	$175.5	$(27.7)	734%
Adjusted EBITDA from discontinued operations	(1.5)	4.0	(138%)	(0.8)	(27.0)	(97%)

Adjusted EBITDA	$107.5	$55.3	94%	$174.7	$(54.7)	419%
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

The following events and performances had a significant impact during our third quarter of 2011 as compared to the same period of 2010 or are expected to be significant for our future operations:
•	Net sales of the Americas Recycling segment increased 21% driven by higher sales prices, and adjusted operating profit was comparable to the prior year’s third quarter.
•	Net sales of the Americas Mills segment increased 26% and adjusted operating profit increased $56.5 million from the prior year’s third quarter primarily from increased demand supported by higher finished goods pricing and better margins.
•	Our Americas Fabrication segment continues to experience unfavorable market conditions due to weak market demand for fabricated steel. However, this segment did show improvement over the third quarter of 2010 as our adjusted operating loss decreased $9.7 million from improved margins as prices stabilized.
•	Our International Mills segment showed a 60% increase in net sales and a $26.3 million increase in adjusted operating results compared to the third quarter of 2010 primarily from continued strong results from our Polish mill and decreased losses from our mill in Croatia.
•	Our International Marketing and Distribution segment remained profitable for the eighth straight quarter and recorded an adjusted operating profit of $17.0 million in the third quarter of 2011.
•	We recorded consolidated pre-tax LIFO expense of $6.0 million for the third quarter of 2011 compared to pre-tax LIFO expense of $34.4 million for the third quarter of 2010.
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
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our profit (loss) before income taxes and financing costs. The following tables show net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2011	2010	2011	2010
Net sales:
Americas Recycling	$479,776	$398,071	$1,306,133	$954,208
Americas Mills	546,015	432,198	1,459,333	1,073,556
Americas Fabrication	328,450	326,089	868,173	820,850
International Mills	344,164	215,690	798,315	532,220
International Marketing and Distribution	646,427	641,093	1,915,008	1,743,390
Corporate	972	(1,240)	12,639	4,643
Eliminations	(269,240)	(246,747)	(708,791)	(639,012)

	$2,076,564	$1,765,154	$5,650,810	$4,489,855

Adjusted operating profit (loss):
Americas Recycling	$13,194	$14,240	$32,251	$6,196
Americas Mills	71,050	14,544	116,138	(3,335)
Americas Fabrication	(14,737)	(24,452)	(86,311)	(90,685)
International Mills	15,456	(10,885)	412	(84,373)
International Marketing and Distribution	16,978	30,941	53,588	62,158
Corporate	(28,503)	(11,390)	(55,574)	(50,554)
Eliminations	(2,089)	(482)	(2,018)	10,479
Discontinued Operations	(1,429)	4,002	(779)	(62,506)
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

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2011	2010	2011	2010
Americas Recycling	$(2,630)	$(4,587)	$(11,744)	$(11,291)
Americas Mills	3,928	(24,027)	(47,867)	(40,915)
Americas Fabrication	(3,436)	(22,168)	(4,920)	(16,521)
International Marketing and Distribution	(3,892)	7,913	(3,315)	33,816
Discontinued Operations	44	8,464	491	10,326

Consolidated pre-tax LIFO expense	$(5,986)	$(34,405)	$(67,355)	$(24,585)

Americas Recycling During the third quarter of 2011, this segment reported an increase in net sales of 21% driven primarily from higher average selling prices. Adjusted operating profit was $13.2 million during the third quarter of 2011 as compared to $14.2 million in the same period in the prior year. The decrease in adjusted operating profit was due to higher operating costs offset by an increase in margins and a decrease in LIFO expense of $2.0 million as compared to the third quarter of 2010. Ferrous scrap pricing was stable during the quarter but higher than last year’s quarter on consistent domestic mill demand. Ferrous volumes were slightly lower than the prior year’s quarter as flooding in the Midwest constrained flow. Nonferrous margins increased on both price and volume improvements. Export demand fell due to instability in the Middle East, and we exported 6% of our ferrous scrap tonnage and 36% of our nonferrous scrap tonnage during the quarter.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended				Nine Months Ended
	May 31,		Increase(Decrease)		May 31,		Increase
	2011	2010	Amount	%	2011	2010	Amount	%
Average ferrous sales price	$354	$304	$50	16%	$331	$262	$69	26%
Average nonferrous sales price	$3,413	$2,891	$522	18%	$3,252	$2,636	$616	23%
Ferrous tons shipped	557	562	(5)	(1%)	1,561	1,411	150	11%
Nonferrous tons shipped	67	61	6	10%	194	173	21	12%
Americas Mills We include our five domestic steel mills, including the scrap locations, which directly support the steel mills, and our copper tube minimill in our Americas Mills segment.
Within the segment, adjusted operating profit for our five domestic steel mills was $67.6 million for the third quarter of 2011 compared to an adjusted operating profit of $12.8 million from the prior year’s third quarter. The improvement in adjusted operating profit was driven by margin expansion as selling prices outpaced scrap price increases. Additionally, the results were positively impacted by LIFO income of $6.1 million recorded during the third quarter of 2011 as compared to LIFO expense of $21.7 million recorded in the prior year’s third quarter. Shipment volumes were the highest of any quarter in the last three fiscal years, driven by seasonal demand and continued strength in certain regional markets. Our mills ran at 73% of capacity in the third quarter of 2011, consistent with utilization levels in the third quarter of 2010. Higher electrical and alloy rates resulted in an overall increase of $3.5 million in electrode, alloys and energy costs for the third quarter in 2011 as compared to the same period in the prior year. Shipments included 116 thousand tons of billets in the third quarter of 2011 as compared to 69 thousand tons of billets in the third quarter of the prior year.
The table below reflects steel and ferrous scrap prices per ton:

	Three Months Ended				Nine Months Ended
	May 31,		Increase		May 31,		Increase
	2011	2010	Amount	%	2011	2010	Amount	%
Average mill selling price (finished goods)*	$736	$622	$114	18%	$685	$581	$104	18%
Average mill selling price (total sales)*	705	608	97	16%	658	550	108	20%
Average cost of ferrous scrap consumed	385	328	57	17%	357	293	64	22%
Average FIFO metal margin	320	280	40	14%	301	257	44	17%
Average ferrous scrap purchase price	342	302	40	13%	321	258	63	24%

*	Prior year domestic selling prices revised to eliminate net freight costs.

The table below reflects our domestic steel mills’ operating statistics (short tons in thousands):

	Three Months Ended				Nine Months Ended
	May 31,		Increase(Decrease)		May 31,		Increase
	2011	2010	Amount	%	2011	2010	Amount	%
Tons melted	617	579	38	7%	1,804	1,544	260	17%
Tons rolled	511	523	(12)	(2%)	1,531	1,277	254	20%
Tons shipped	637	588	49	8%	1,815	1,607	208	13%
Our copper tube minimill’s adjusted operating profit for the third quarter of 2011 increased $1.8 million to $3.5 million compared to the third quarter of 2010 primarily due to margin expansion as the average selling price exceeded the increase in scrap prices. LIFO expense of $2.2 million recorded in the third quarter of 2011 was consistent with the prior year’s third quarter.
The table below reflects our copper tube minimill’s operating statistics:

	Three Months Ended				Nine Months Ended
	May 31,		Decrease		May 31,		Decrease
(pounds in millions)	2011	2010	Amount	%	2011	2010	Amount	%
Pounds shipped	11.1	12.0	(0.9)	(8%)	31.4	31.6	(0.2)	(1%)
Pounds produced	10.2	11.4	(1.2)	(11%)	28.4	30.4	(2.0)	(7%)
Americas Fabrication During the third quarter of 2011, this segment’s operating results showed an improvement of $9.7 million over the prior year’s third quarter and recorded an adjusted operating loss of $14.7 million. Margins recovered modestly during the third quarter of 2011 as mill prices to the downstream fabricating units stabilized, allowing for the release of prior contract loss accruals. Backlogs continued to grow both in tonnage and pricing. The overall market remains weak for fabricated steel with credit availability, state and federal funding capacity and unemployment trends affecting the launch of new projects. Results were positively impacted by a decrease in LIFO expense of $18.8 million in the third quarter of 2011 as compared to 2010. The composite average fabrication selling price was $839 per ton, 9% higher than last year’s third quarter price.
The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended				Nine Months Ended
	May 31,		Increase		May 31,		Increase
Average selling price*	2011	2010	Amount	%	2011	2010	Amount	%
Rebar	$798	$716	$82	11%	$752	$715	$37	5%
Structural	1,926	1,884	42	2%	1,894	1,859	35	2%
Post	944	870	74	9%	918	870	48	6%

*	Excludes stock and buyout sales.

	Three Months Ended				Nine Months Ended
	May 31,		Decrease		May 31,		Increase
Tons shipped (in thousands)	2011	2010	Amount	%	2011	2010	Amount	%
Rebar	217	230	(13)	(6%)	607	591	16	3%
Structural	16	16	—	—	43	39	4	10%
Post	31	35	(4)	(11%)	77	77	—	—
International Mills CMC Zawiercie (“CMCZ”) had an adjusted operating profit of $22.6 million in the third quarter of 2011 as compared to an adjusted operating profit of $1.1 million in the third quarter of last year. The improvement in adjusted operating profit over the prior year’s third quarter was driven by higher prices and volumes and the achievement of pre-recession metal margins from stronger than anticipated growth in the Polish economy. Prices were also positively impacted from a better product mix from our new rolling mills. Shipments included 70 thousand tons of billets in the third quarter of 2011 as compared to 69 thousand tons of billets in the third quarter of the prior year.
The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

	Three Months Ended							Nine Months Ended
	May 31,				Increase			May 31,				Increase
	2011		2010		Amount		%	2011		2010		Amount		%
Tons melted	431		394		37		9%	1,151		1,086		65		6%
Tons rolled	356		295		61		21%	948		797		151		19%
Tons shipped	425		363		62		17%	1,095		1,000		95		10%
Average mill selling price (total sales)	1,913	PLN	1,477	PLN	436	PLN	30%	1,786	PLN	1,304	PLN	482	PLN	37%
Average ferrous scrap production cost	1,157	PLN	996	PLN	161	PLN	16%	1,097	PLN	860	PLN	237	PLN	28%
Average metal margin	756	PLN	481	PLN	275	PLN	57%	689	PLN	444	PLN	245	PLN	55%
Average ferrous scrap purchase price	949	PLN	861	PLN	88	PLN	10%	908	PLN	716	PLN	192	PLN	27%
Average mill selling price (total sales)	$687		$493		$194		39%	$623		$448		$175		39%
Average ferrous scrap production cost	$416		$332		$84		25%	$381		$297		$84		28%
Average metal margin	$271		$161		$110		68%	$242		$151		$91		60%
Average ferrous scrap purchase price	$341		$285		$56		20%	$315		$250		$65		26%

PLN	— Polish zlotys
CMC Sisak (“CMCS”) reported an adjusted operating loss of $7.2 million for the third quarter of 2011 as compared to an adjusted operating loss of $12.0 million in the third quarter of 2010. The improvement in operating results over the prior year’s third quarter was driven by higher prices and shipments. Additionally, our technical teams continue to make progress in process improvements and cost reductions, but the market for line pipe remains challenging. CMCS melted 36 thousand tons, rolled 18 thousand tons and sold 27 thousand tons during the third quarter as compared to 18 thousand tons melted, 14 thousand tons rolled and 16 thousand tons sold during the prior year’s third quarter.
Our fabrication operations in Poland and Germany recorded an adjusted operating profit of $0.8 million during the third quarter of 2011 compared to an adjusted operating loss of $1.7 million in the third quarter of 2010. These results are included in the overall results of CMCZ discussed above.
International Marketing and Distribution This segment reported its eighth consecutive profitable quarter and net sales remained consistent with the prior year’s third quarter. Adjusted operating profit declined $14.0 million to $17.0 million in the third quarter of 2011. The decline in adjusted operating profit was impacted by an increase in LIFO expense of $11.8 million in the third quarter of 2011 as compared to the third quarter of 2010. The raw materials marketing operations led this segment in profitability. During the quarter, the domestic steel import business continued its turnaround with another strong performance. The Australian operations were marginally profitable given the weakened state of the economy and recent weather devastations in Australia.
Corporate Our corporate expenses increased $17.1 million and $5.0 million for the three and nine months ended May 31, 2011 compared to the same periods from the prior year primarily due to higher information technology costs, legal costs and employee incentive plans.
Consolidated Data The LIFO method of inventory valuation decreased our net earnings from continuing operations by approximately $4 million for the third quarter of 2011 and increased our net loss by approximately $28 million for the third quarter of 2010. The LIFO method of inventory valuation increased our net loss from continuing operations by approximately $44 million and $23 million for the nine months ended May 31, 2011 and 2010, respectively. Our overall selling, general and administrative (“SG&A”) expenses increased by $37.1 million for the three months ended May 31, 2011 as compared to the same period last year primarily due to higher information technology costs and employee incentive plans. SG&A expenses for the nine months ended May 31, 2011 were consistent with the same period in the prior year.
Our interest expense remained consistent for the three months ended May 31, 2011 as compared to the same period from the prior year but decreased $3.0 million for the nine months ended May 31, 2011 as compared to the same period from the prior year. The decrease primarily relates to the favorable impact of interest rate swap transactions of $8.6 million for the nine months ended May 31, 2011, offset by less capitalized interest as a result of completed capital projects during 2010.
Our effective tax rate from continuing operations for the three months ended May 31, 2011 and 2010 was 28.1% and (58.2%), respectively. Our effective tax rate varies from our statutory rate primarily related to losses in Croatia not being tax benefitted as we might not be able to utilize these losses in the allowed carryforward period. Additionally, the effective tax rate for the nine months ended May 31, 2011 is significantly impacted by the effect of permanent differences having a greater impact at near break-even pre-tax results.

Discontinued Operations Our joist and deck division classified as a discontinued operation reported an adjusted operating loss of $1.4 million for the third quarter of 2011 as compared to an adjusted operating profit of $4.0 million in the third quarter of 2010. The results for the third quarter of 2011 include carrying costs of the remaining owned properties. As of the second quarter of 2011, all locations had either been sold or ceased operations. The results for the third quarter of 2010 include LIFO income of $8.5 million offset by closing costs of the facilities.
OUTLOOK
Our fourth quarter is normally a seasonally slower period, and we expect a similar trend in the fourth quarter of 2011. We expect the fourth quarter of 2011 to be profitable, but due to seasonality it will not be as strong as the third quarter of 2011. We remain focused on improving our operational efficiency.
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
The table below reflects our sources, facilities and availability of liquidity and capital resources as of May 31, 2011 (dollars in thousands):

	Total Facility	Availability
Cash and cash equivalents	$243,562	$	N/A
Commercial paper program*	400,000		400,000
Domestic accounts receivable sales facility	100,000		100,000
International accounts receivable sales facilities	226,602		72,776
Bank credit facilities — uncommitted	881,493		487,290
Notes due from 2013 to 2018	1,100,000		**
CMCZ term note	58,226		—
CMCS term facility	21,574		—
Trade financing arrangements	**	As required
Equipment notes	6,593		**

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by commercial paper outstanding. The availability under the revolving credit agreement may be limited by the debt to capitalization ratio covenant. As of May 31, 2011, there was no amount outstanding under the commercial paper program.

**	We believe we have access to additional financing and refinancing, if needed.
We utilize uncommitted credit facilities to meet short-term working capital needs. Our uncommitted credit facilities primarily support import letters of credit (including accounts payable settled under bankers’ acceptances), foreign exchange transactions and short-term advances.
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
Certain of our financing agreements include various financial covenants. The revolving credit facility required us to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense) of not less than 2.50 to 1.00 for the twelve month cumulative period ended May 31, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At May 31, 2011, our interest coverage ratio was 3.37 to 1.00. The debt to capitalization ratio covenant under the agreement requires us to maintain a ratio not greater than 0.60 to 1.00. At May 31, 2011, our debt to capitalization ratio was 0.50 to 1.00. The revolving credit facility is used as an alternative source of liquidity. Our public debt does not contain these covenants.
The CMCZ term note contains certain financial covenants. The agreement requires a debt to equity ratio of not greater than 0.80 to 1.00, a tangible net worth to exceed PLN 600 million and a debt to EBITDA ratio not greater than 3.50 to 1.00. At May 31, 2011, CMCZ was in compliance with these covenants with a debt to equity ratio at 0.71 to 1.00, tangible net worth of PLN 718 million and a debt to EBITDA ratio at 2.43 to 1.00. Additionally, the agreement requires an interest coverage ratio of not less than 1.20 to 1.00. At May 31, 2011, CMCZ was not in compliance with this covenant which resulted in a guarantee by the Company continuing to be effective. As a result of the guarantee, the financial covenant requirements became void; however, all other terms of the loan remain in effect, including the payment schedule. The guarantee will cease to be effective when CMCZ is in compliance with this financial covenant for two consecutive quarters.
We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and record allowances as soon as we believe accounts are uncollectible based on current market conditions and customers’ financial condition. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate the amount of credit insured receivables (and those covered by export letters of credit) was approximately 66% of total receivables at May 31, 2011.
For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 3, Sales of Accounts Receivable, to the consolidated financial statements. Our domestic sale of receivables program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement, and contains covenants that conform to the same requirements contained in our revolving credit agreement. Compliance with these covenants is discussed above.
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
During the nine months ended May 31, 2011, we used $44.1 million of net cash flows from operating activities as compared to generating $17.5 million in the first nine months of 2010. We generated less cash in fiscal 2011 than the same period in 2010 from fluctuations in working capital offset by a reduction in net loss. Significant fluctuations in working capital were as follows:
•	Accounts receivable — accounts receivable increased for the first nine months of 2011 as sales and prices continued to improve as compared to the same period in the prior year;
•	Inventory — more cash was used in the first nine months of 2011 as improved demand resulted in increased volume and higher prices in our inventory balance as compared to the same period in 2010;
•	Accounts payable — less cash was generated in the first nine months of 2011 as current liabilities have been relatively consistent during 2011 as compared to the first nine months of 2010. Balances were significantly reduced at the end of 2009 due to low volume from the global recession resulting in large increases in accounts payable during 2010.
During the nine months ended May 31, 2011, we generated $1.7 million of net cash flows from investing activities as compared to using $133.9 million during the same period in the prior year. We invested $51.5 million in property, plant and equipment during 2011, a decrease of $57.9 million over 2010. Additionally, we had proceeds from the sale of property, plant and equipment and other assets of $52.3 million, an increase of $47.0 million over 2010, primarily related to the sale of certain assets of our joist business and forms from our heavy forms rental business.
We expect our total capital budget for fiscal 2011 to be approximately $115 million. We continually assess our capital spending and reevaluate our requirements based on current and expected results.
During the nine months ended May 31, 2011, we used $117.9 million of net cash flows from financing activities as compared to generating $3.7 million during the nine months ended May 31, 2010. The increase in cash used was primarily due to decreased net borrowings on short-term debt of $69.6 million and decreased documentary letters of credit of $21.9 million in the first nine months of 2011. Our cash dividends have remained consistent at approximately $41 million for both periods.
Our contractual obligations for the next twelve months of approximately $965 million are typically expenditures with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS
The following table represents our contractual obligations as of May 31, 2011 (dollars in thousands):

	Payments Due By Period*
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Long-term debt(1)	$1,203,728	$38,246	$43,999	$210,074	$911,409
Notes payable	8,372	8,372	—	—	—
Interest(2)	336,078	57,415	105,213	92,294	81,156
Operating leases(3)	147,800	40,514	57,533	34,044	15,709
Purchase obligations(4)	965,178	820,066	86,186	55,084	3,842

Total contractual cash obligations	$2,661,156	$964,613	$292,931	$391,496	$1,012,116

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the May 31, 2011 consolidated balance sheet. See Note 8, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of May 31, 2011. Also, amounts include the effect of our interest rate swaps based on the LIBOR forward rate at May 31, 2011.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real estate leases in effect as of May 31, 2011.

(4)	Approximately 73% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2011, we had committed $30.9 million under these arrangements, of which $30.2 million is cash collateralized. All of the commitments expire within one year.
CONTINGENCIES
See Note 14 — Commitments and Contingencies, to the consolidated financial statements.
In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. While we are unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. Inherent uncertainties exist in these estimates primarily due to evolving remediation technology, changing regulations, possible third-party contributions and the uncertainties involved in litigation. We believe that we have adequately provided in our consolidated financial statements for the potential impact of these contingencies. We also believe that the outcomes will not significantly affect the long-term results of operations, our financial position or our cash flows.
We are subject to federal, state and local pollution control laws and regulations in all locations where we have operating facilities. We anticipate that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings (loss), operating profit (loss), economic conditions, credit availability, product pricing and demand, currency valuation, production rates, energy expense, interest rates, inventory levels, margins, acquisitions, construction and operation of new facilities and general market conditions. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. (RESERVED)
ITEM 5. OTHER INFORMATION
     Not Applicable.

ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K:
10.1	Fourth Amendment, dated April 7, 2011, to Employment Agreement by and between Murray R. McClean and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company’s Form 8-K filed April 11, 2011 and incorporated herein by reference).

10.2	First Amendment, dated April 8, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals Company’s Form 8-K filed April 11, 2011 and incorporated herein by reference).

10.3	Employment Agreement, dated May 3, 2011, by and between Barbara R. Smith and Commercial Metals Company (filed herewith).

10.4	Retirement and Transition Agreement, dated May 6, 2011, by and between William B. Larson and Commercial Metals Company (filed herewith).

10.5	Amended and Restated Employment Agreement, dated May 23, 2011, by and between Murray R. McClean and Commercial Metals Company (filed herewith).

10.6	Second Amendment, dated May 26, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed herewith).

31.1	Certification of Murray R. McClean, Chairman of the Board and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	Financial statements from the quarterly report on Form 10-Q of Commercial Metals Company for the quarter ended May 31, 2011, filed on July 8, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text (submitted electronically herewith).

*	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY
July 8, 2011	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President & Chief Financial Officer

July 8, 2011	/s/ Leon K. Rusch
Leon K. Rusch
Vice President & Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Fourth Amendment, dated April 7, 2011, to Employment Agreement by and between Murray R. McClean and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company’s Form 8-K filed April 11, 2011 and incorporated herein by reference).

10.2	First Amendment, dated April 8, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals Company’s Form 8-K filed April 11, 2011 and incorporated herein by reference).

10.3	Employment Agreement, dated May 3, 2011, by and between Barbara R. Smith and Commercial Metals Company (filed herewith).

10.4	Retirement and Transition Agreement, dated May 6, 2011, by and between William B. Larson and Commercial Metals Company (filed herewith).

10.5	Amended and Restated Employment Agreement, dated May 23, 2011, by and between Murray R. McClean and Commercial Metals Company (filed herewith).

10.6	Second Amendment, dated May 26, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed herewith).

31.1	Certification of Murray R. McClean, Chairman of the Board and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Murray R. McClean, Chairman of the Board and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	Financial statements from the quarterly report on Form 10-Q of Commercial Metals Company for the quarter ended May 31, 2011, filed on July 8, 2011, formatted in XBRL:
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