Form 10-K
period 2011-08-31
COMMERCIAL METALS CO
filed 2011-10-31
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-4304
Commercial Metals Company
(Exact name of registrant as specified in its charter)

Delaware	75-0725338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 MacArthur Blvd, Irving, TX (Address of principal executive offices)	75039 (Zip Code)

Registrant’s telephone number, including area code: (214) 689-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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
                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock on February 28, 2011, held by non-affiliates of the registrant, based on the closing price per share on February 28, 2011, on the New York Stock Exchange was approximately $1,906,081,240. (For purposes of determination of this amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of common stock as of October 21, 2011 was 115,534,330.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated by reference into the listed Part of Form 10-K:

Registrant’s definitive proxy statement for the 2012 annual meeting of stockholders — Part III

COMMERCIAL METALS COMPANY

PART I
ITEM 1. BUSINESS
GENERAL
     We recycle, manufacture, fabricate and distribute steel and metal products and related materials and services through a network of locations throughout the United States and internationally. The CMC Americas Division operates utilizing three segments: Americas Recycling, Americas Mills and Americas Fabrication. The CMC International Division operates utilizing two segments: International Mills (comprised of all mills, recycling and fabrication operations located outside of the U.S.) and International Marketing and Distribution, which includes all marketing and distribution operations located outside the Americas as well as two U.S.-based trading and distribution divisions, CMC Cometals, located in Fort Lee, New Jersey and CMC Cometals — Steel located in Irving, Texas. Effective September 1, 2010, our scrap metal processing facilities, which directly support the domestic mills, are included as part of the Americas Mills segment. Prior to September 1, 2010, these facilities were included as part of the Americas Recycling segment. All prior period information has been recast to be presented in the new organizational structure.
     We were incorporated in 1946 in the State of Delaware. Our predecessor company, a metals recycling business, has existed since approximately 1915. We maintain our executive offices at 6565 MacArthur Boulevard in Irving, Texas, telephone number (214) 689-4300. Our fiscal year ends August 31 and all references in this Form 10-K to years refer to the fiscal year ended August 31 of that year unless otherwise noted. Financial information for the last three fiscal years concerning our five business segments and the geographic areas of our operations is incorporated herein by reference from “Note 19, Business Segments” of the notes to consolidated financial statements which are in Part II, Item 8 of this Form 10-K.
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
CMC AMERICAS DIVISION OPERATIONS
AMERICAS RECYCLING SEGMENT
     The Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 33 scrap metal processing facilities with 15 locations in Texas, eight in Florida, two locations in each of Missouri and Tennessee and one location in each of Arkansas, Georgia, Kansas, Louisiana, North Carolina and Oklahoma.
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
     In 2011, our scrap metal recycling segment’s plants shipped approximately 2,469,000 tons of scrap metal compared to 2,138,000 tons in 2010. Ferrous scrap metals comprised the largest tonnage of metals recycled at approximately 2,202,000 tons, an increase of approximately 302,000 tons as compared to 2010. We shipped approximately 267,000 tons of nonferrous scrap metals, primarily aluminum, copper and stainless steel, an increase of approximately 29,000 tons as compared to 2010. With the exception of precious metals, our scrap metal recycling plants recycle and process practically all types of metal.

     Our scrap metal recycling plants typically consist of an office and warehouse building equipped with specialized equipment for processing both ferrous and nonferrous metal located on several acres of land that we use for receiving, sorting, processing and storing metals. Several of our scrap metal recycling plants use a small portion of their site or a nearby location to display and sell metal products that may be reused for their original purpose without further processing. We equip our larger plants with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators, which enable these plants to efficiently process large volumes of scrap metals.
     Two of our plants have extensive equipment that segregates metallic content from large quantities of insulated wire. To facilitate processing, shipping and receiving, we equip our ferrous metal processing centers with presses, shredders or hydraulic shears to prepare and compress scrap metal for easier handling. Cranes are utilized to handle scrap metals for processing and to load material for shipment. Many facilities have rail access, as processed ferrous scrap is primarily transported to consumers by open gondola railcar or barge when water access is available.
     Americas Recycling operates four large shredding machines, three in Texas and one in Florida, capable of pulverizing obsolete automobiles or other sources of scrap metal. We have four additional shredders, two operated by our Americas Mills segment and two by our International Mills segment. Additionally, we are in the process of constructing two additional shredders, one in Texas and one in Oklahoma.
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
     We are not materially dependent on any single source for the scrap metal we purchase. One customer represents 16% of our Americas Recycling segment’s revenues. Our recycling segment competes with other scrap metals processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals frequently can utilize primary or “virgin” ingot processed by mining companies instead of nonferrous scrap metals. The prices of nonferrous scrap metals are closely related to, but generally less than, the prices of primary or “virgin” ingot.
AMERICAS MILLS SEGMENT
     We conduct our Americas Mills operations through a network of:
•	5 steel mills, commonly referred to as “minimills” or in the case of the Arizona mill, a “micro mill,” that produce one or more of reinforcing bar, angles, flats, rounds, small beams, fence-post sections and other shapes;

•	scrap metal processing facilities, including two scrap metal shredders, that directly support the steel minimills;

•	a railroad salvage company; and

•	a copper tube minimill.
     We operate four steel minimills, which are located in Texas, Alabama, South Carolina and Arkansas, and one micro mill located in Arizona. We utilize a fleet of trucks that we own as well as private haulers to transport finished products from the mills to our customers and our fabricating shops. To minimize the cost of our products, to the extent feasibly consistent with market conditions and working capital demands, we prefer to operate all mills near full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at domestic competitors, customer inventory levels or a decrease in construction activity may reduce demand for our products and limit our ability to operate the mills at full capacity. Through our operations and capital improvements, we strive to increase productivity and capacity at the mills and enhance our product mix. Since the steel mill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years we have spent approximately $187 million, or 33% of our total capital expenditures, on projects at the steel mills operated by our Americas Mills segment.
     The following table compares the amount of steel (in short tons) melted, rolled and shipped by our five steel mills in the past three fiscal years:

	2011	2010	2009
Tons melted	2,470,000	2,077,000	1,599,000
Tons rolled	2,088,000	1,734,000	1,478,000
Tons shipped	2,518,000	2,156,000	1,736,000
     We acquired our largest steel minimill, located in Seguin, Texas, in 1963. We acquired our minimills in Birmingham, Alabama and Cayce, South Carolina in 1983 and 1994, respectively, and we have operated our smallest steel minimill, located near Magnolia, Arkansas, since 1987. In September 2009, we opened our newest mill, a micro mill, in Mesa, Arizona.
     The Texas, Alabama and South Carolina minimills each consist of:
•	a melt shop with electric arc furnace that melts ferrous scrap metal;

•	continuous casting equipment that shapes the molten metal into billets;

•	a reheating furnace that prepares billets for rolling;

•	a rolling mill that forms products from heated billets;

•	a mechanical cooling bed that receives hot product from the rolling mill;

•	finishing facilities that cut, straighten, bundle and prepare products for shipping; and

•	supporting facilities such as maintenance, warehouse and office areas.
     Descriptions of minimill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Each of our minimills can and does roll many different types and sizes of products in their range depending on market conditions including pricing and demand. Therefore, our capacity estimates assume a typical product mix and will vary with the products actually produced. The annual capacities of our minimills are as follows: Texas: approximately 1,000,000 tons melted and 900,000 tons rolled; Alabama: approximately 700,000 tons melted and 575,000 tons rolled; South Carolina: approximately 800,000 tons melted and 900,000 tons rolled; and Arkansas approximately 150,000 tons rolled. Our Arizona micro mill has annual capacity of approximately 280,000 tons melted and rolled.
     Our Texas minimill manufactures a full line of bar size products, including reinforcing bar, angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. It sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. The Texas minimill primarily ships its products to customers located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico. It also ships products to approximately 20 other states and to Mexico. Our Texas minimill melted 956,000 tons during 2011 compared to 896,000 tons during 2010, and rolled 772,000 tons, an increase of 41,000 tons from 2010.
     The Alabama minimill recorded 2011 melt shop production of 583,000 tons, an increase of 127,000 tons from 2010. It rolled 354,000 tons, an increase of 71,000 tons from 2010. This minimill primarily manufactures products that are larger in size relative to products manufactured by our other three minimills. Such larger size products include mid-size structural steel products including angles, channels, beams of up to eight inches and special bar quality rounds and flats. It does not produce reinforcing bar. Our Alabama minimill sells primarily to service centers, as well as to the construction, manufacturing, and fabricating industries. The Alabama minimill primarily ships its products to customers located in Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.

     Our South Carolina minimill manufactures a full line of bar size products, which primarily includes steel reinforcing bar. The minimill also manufactures angles, rounds, squares, fence post sections and flats. The South Carolina minimill ships its products to customers located in the Southeast and mid-Atlantic regions, which include the states from Florida through southern New England. During 2011, this minimill melted 659,000 tons and rolled 582,000 tons compared to 565,000 tons melted and 475,000 tons rolled during 2010.
     Our micro mill in Arizona utilizes a “continuous continuous” design where metal flows uninterrupted from melting to casting to rolling. It is more compact than existing, larger capacity steel minimills and production is dedicated to a limited product range, primarily reinforcing bar. We also operate a reinforcing bar fabrication facility located on the same site. This mill began full operations in September 2009. During 2011, the micro mill melted 272,000 tons and rolled 268,000 tons compared to 160,000 tons melted and 153,000 tons rolled during 2010.
     The primary raw material for our Texas, Alabama, South Carolina and Arizona mills is ferrous scrap metal. We purchase raw materials from suppliers generally within a 300 mile radius of each minimill. This segment operates nine scrap metal recycling plants with four located in South Carolina, three in Texas, and two in Alabama, which directly support the mills. Two of the segment’s recycling plants operate automobile shredders. During 2011, these metal recycling plants processed 625,000 tons of ferrous scrap metal. We believe the supply of ferrous scrap metal is adequate to meet our future needs, but it has historically been subject to significant price fluctuations which have occurred more rapidly over the last several years. All four mills also consume large amounts of electricity and natural gas. We have not had any significant curtailments and believe that supplies are adequate. The supply and demand of regional and national energy and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.
     The smaller Arkansas minimill does not have a melt shop or continuous casting equipment. The Arkansas minimill manufacturing process begins with a reheating furnace utilizing used rail primarily salvaged from railroad abandonments and billets acquired either from our other mills or unrelated suppliers as its raw material. The remainder of the manufacturing process utilizes a rolling mill, cooling bed and finishing equipment and support facilities similar to, but on a smaller scale, than those at our other minimills. The Arkansas minimill primarily manufactures metal fence post stock, small diameter reinforcing bar and bed frame angles with some flats, angles and squares. At our Arkansas minimill and at our facilities in San Marcos, Texas, Brigham City, Utah, and Cayce, South Carolina, we fabricate fence post stock into studded “T” metal fence posts. Since our Arkansas minimill does not have melting facilities, the minimill depends on an adequate supply of competitively priced used rail or billets. The availability of these raw materials fluctuates with the pace of railroad abandonments, rail replacement by railroads, demand for used rail from competing domestic and foreign rail rerolling mills and the level of excess billet production offered for sale by steel producers. During 2011, the minimill rolled 113,000 tons compared to 93,000 tons rolled during 2010.
     Our subsidiary, Howell Metal Company (“CMC Howell”), operates a copper tube minimill in New Market, Virginia, which manufactures copper tube, primarily water tubing, for the plumbing, air conditioning and refrigeration industries. CMC Howell also sells selected steel products. Both high quality copper scrap and occasionally virgin copper are melted, cast, extruded and drawn into tubing. The minimill supplies tubing in straight lengths and coils for use in commercial, industrial and residential construction and by original equipment manufacturers. Our customers, largely wholesale plumbing and HVAC supply firms, large home improvement retailers and equipment manufacturers, are located in 48 states and supplied directly from the minimill as well as from our four warehouses. The demand for copper tube depends on the level of new apartment, hotel/motel, institutional and residential construction and renovation. Copper scrap is readily available, but subject to rapid price fluctuations. The price or supply of virgin copper causes the price of copper scrap to fluctuate rapidly. Our Americas Recycling segment supplies a portion of the copper scrap needed by CMC Howell. CMC Howell’s facilities include melting, casting, piercing, extruding, drawing, finishing and office facilities. During 2011, the facility produced approximately 39 million pounds of copper tube. CMC Howell has annual manufacturing capacity of approximately 80 million pounds.
     No single customer purchases 10% or more of our Americas Mills segment’s production. Due to the nature of certain stock products we sell in the Americas Mills segment, we do not have a long lead time between receipt of a purchase order and delivery. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of these operations. Backlog for our mills at August 31, 2011 was approximately $261 million as compared to $244 million at August 31, 2010.

AMERICAS FABRICATION SEGMENT
     We conduct our Americas Fabrication operations through a network of:
•	steel plants that bend, cut, weld and fabricate steel, primarily reinforcing bar;

•	warehouses that sell or rent products for the installation of concrete;

•	plants that produce steel fence posts; and

•	plants that treat steel with heat to strengthen and provide flexibility.
     Steel Fabrication. Our Americas Fabrication segment operates 52 facilities that we consider to be engaged in the various aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel, with four facilities fabricating only steel fence posts. We obtain steel for these facilities from our own mills, purchases from other steel manufacturers through our distribution business and directly from unrelated steel vendors. In 2011, we shipped 1,006,000 tons of fabricated steel, an increase of 27,000 tons from 2010. During the fourth quarter of 2011, we announced closure and/or closed four rebar fabrication facilities.
     We conduct steel fabrication activities in 16 locations in Texas, seven in California, five in South Carolina, three each in Florida and Virginia, two each in Arkansas, Colorado, Georgia and Louisiana, and one each in Alabama, Arizona, Illinois, Mississippi, Nevada, New Mexico, North Carolina, Ohio, Tennessee and Utah.
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
     Construction Services. We sell and rent construction related products and equipment to concrete installers and other construction businesses. We have 28 locations in Texas, Louisiana, Mississippi, Arkansas, New Mexico, Oklahoma, and South Carolina where we store and sell these products which, with the exception of a small portion of steel products, are purchased from unrelated suppliers. During the fourth quarter of 2011, we announced closure and/or closed eight construction services locations.
     Impact Metals. CMC Impact Metals is one of North America’s premier producers of high strength steel products. We operate plants in Chicora, Pennsylvania, Struthers, Ohio and Pell City, Alabama which manufacture armor plate for military vehicles, high strength bar for the truck trailer industry and special bar quality steel for the energy market. CMC Impact Metals works closely with our Alabama minimill, other steel mills and our distribution business that sell specialized heat-treated steel for customer specific use. We have annual operating capacity of approximately 125,000 tons.
     Backlog in our steel fabrication operations was approximately $620 million at August 31, 2011 as compared to $471 million at August 31, 2010. Other backlogs in the Americas Fabrication segment are not considered material. No single customer accounted for 10% or more of our Americas Fabrication segment’s sales in 2011.
CMC INTERNATIONAL DIVISION OPERATIONS
INTERNATIONAL MILLS SEGMENT
     We own two steel minimills — CMC Zawiercie S.A. (“CMCZ”) with operations at Zawiercie, Poland and CMC Sisak d.o.o. (“CMCS”) with operations at Sisak, Croatia. These two mills, along with our international recycling and fabrication operations, constitute the International Mills segment.
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
     CMCZ has annual melting and rolling capacity of approximately 1,900,000 tons. During 2011, the facility melted 1,585,000 tons of steel compared to 1,468,000 tons the prior year; rolled 1,334,000 compared to 1,107,000 tons the prior year and shipped 1,494,000 tons compared to 1,387,000 tons the prior year. Principal products manufactured include rebar and wire rod as well as merchant bar and billets. CMCZ is a significant manufacturer of rebar and wire rod in Central Europe, selling rebar primarily to fabricators, distributors and construction companies. Principal customers for wire rod are meshmakers, end users and distributors. CMCZ’s products are generally sold to customers located within 400 miles of the mill. The majority of sales are to customers within Poland and CMCZ exports about 40% to Germany, the Czech Republic, Slovakia and Hungary. Ferrous scrap metal is the principal raw material for CMCZ and is generally obtained from scrap metal processors and generators within 400 miles of the mill. Ferrous scrap metal, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available, although they are subject to periodic significant price fluctuations. A large capacity scrap metal shredding facility similar to the largest shredder we operate in the United States is located at CMCZ and supplies CMCZ with a portion of its scrap metal requirements.
     CMCZ also operates a flexible rolling mill designed to allow efficient and flexible production of a range of medium section merchant bar product, which began operations in the third quarter of 2010. This mill has a second finishing end designed to produce higher grade wire rod. This rolling mill complements the facility’s existing two rolling mills dedicated primarily for rebar production with rolling capacity of approximately 700,000 tons of rebar and merchant and a wire rod mill capacity of approximately 550,000 tons of mesh quality wire rod.
     CMCS is an electric arc furnace steel pipe mill with melting capacity of approximately 360,000 tons and rolling capacity of approximately 120,000 tons. CMCS melted 139,000 tons and rolled 74,000 tons in 2011. Prior to our purchase in September 2007, the mill had been operating at minimal production rates due to inadequate financing, poorly maintained equipment and poor employee morale. We commenced what amounted to a restart of the facility, employing new key managers, reviewing and revising operating, maintenance and safely procedures, staffing requirements and analyzing potential capital improvements to increase productivity. During the third quarter of 2010, we completed the renovation on a new electric arc furnace and in the first quarter of 2011 we installed a new ladle furnace. On October 7, 2011, we announced the closure of this business. After review of the marketplace and our production capabilities we determined that achieving sustained profitability would take additional time and investment in an operation which is not considered a core business. We will complete any existing orders and plan to wind down operations in early fiscal 2012.
     Our international fabrication operations have expanded downstream captive uses for a portion of the rebar and wire rod manufactured at CMCZ. We conduct rebar fabrication activities in Zawiercie, Żyrardów and Rzeszów, Poland, and Rosslau, Germany. These four rebar fabrication facilities are similar to those operated by our domestic fabrication facilities and sell fabricated rebar to contractors for incorporation into construction projects generally within 200 miles of each facility. In addition to fabricated rebar, our units sell fabricated mesh, assembled rebar cages and other rebar byproducts. Total production capacity of these units is approximately 200,000 tons of steel products annually. During the fourth quarter of 2011, we decided to close or sell the fabrication operation in Germany in fiscal 2012.
     Additionally, we operate a fabrication facility in Dabrowa Górnicza, Poland, that produces welded steel mesh, cold rolled wire rod and cold rolled reinforcing bar. This operation enables our international fabrications to supplement sales of fabricated reinforcing bar by also offering wire mesh to customers including metals service centers as well as construction contractors. At the end of fiscal year 2010, we upgraded this facility with two cold drawing lines and a mesh welding line. Total production capacity of this facility is approximately 160,000 tons per year. With our cold drawn and mesh products we maintain a presence in the Polish market but we also sell to neighboring countries such as the Czech Republic, Germany and Slovakia.

INTERNATIONAL MARKETING AND DISTRIBUTION SEGMENT
     Our International Marketing and Distribution business buys and sells primary and secondary metals, fabricated metals, semi-finished, long, flat steel products and other industrial products. During the past year, our International Marketing and Distribution facilities sold approximately 1.9 million tons of steel products in addition to raw material commodities. We market and distribute these products through a network of offices and processing facilities located around the world. We purchase steel products, industrial minerals, ores, metal concentrates and ferroalloys from producers in domestic and foreign markets. Occasionally, we purchase these materials from suppliers, such as trading companies or industrial consumers, who have a surplus of these materials. We utilize long-term contracts, spot market purchases and trading transactions to purchase materials. To obtain favorable long term supply agreements, we occasionally offer assistance to producers by arranging structured finance transactions to suit their objectives.
     We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory, construction and transportation businesses. We sell directly to our customers through and with the assistance of our offices in Irving, Texas; Fort Lee, New Jersey; Sydney, Perth, Melbourne, Brisbane and Adelaide, Australia; Singapore; Zug, Switzerland; Kürten, Germany; Cardiff, United Kingdom; Temse, Belgium; Hong Kong; Beijing, Guangzhou and Shanghai, China. We have a representative office in Moscow, and we have agents in additional offices located in significant international markets. Our network of offices shares information regarding demand for our materials, assists with negotiation and performance of contracts and other services for our customers, and identifies and maintains relationships with our sources of supply.
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
     We market physical products as compared to companies that trade commodity futures contracts and frequently do not take delivery of the commodity. As a result of sophisticated global communications, our customers and suppliers often have easy access to quoted market prices, although such price quotes are not always indicative of actual transaction prices. Therefore, to distinguish ourselves we focus on value added services for both sellers and buyers. Our services include actual physical market pricing and trend information (in contrast to market information from more speculative metal exchange futures), technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just-in-time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions. These services are performed in the normal course of business and are included in the transaction price as there is no separate revenue stream for each service. We attempt to limit exposure to price fluctuations by offsetting purchases with concurrent sales. We also enter into currency exchange contracts as economic hedges of sales and purchase commitments denominated in currencies other than the U.S. dollar or the functional currency of our international subsidiaries. Our policies are designed to prohibit speculation on changes in the markets.
     We have an 11% investment in the outstanding stock of a Czech Republic long products steel mill. In connection with our investment in the Czech Republic mill, we had a marketing and distribution agreement, including joint venture investments, which allowed us to expand our marketing and distribution activities by selling a portion of the products the Czech Republic mill produced and on occasion supplying a portion of their raw material requirements. The marketing and distribution agreement expired on December 31, 2010 and the joint ventures associated with this agreement were sold during 2011. This agreement represented 6% and 15% of sales for this segment for the year ended August 31, 2011 and 2010, respectively.
     Our Australian operations are believed to be the largest marketer of imported steel in Australia. We utilize warehouse facilities at several Australian ports to facilitate distribution, including just-in-time delivery and logistics management. Our CMC Coil Steels Group (“Coil Steels”) is a major distributor and processor of steel sheet, coil and long products, which are predominately procured from Australian sources but at times are supplied by our own import operations. Coil Steels operates processing facilities in Brisbane, Sydney and Melbourne, warehouses in Adelaide and Perth and smaller regional sales outlets in various locations, including Darwin, Townsville and Toowoomba. The Australian operations also operate an industrial products distribution business supplying metals related industries including steel mills, foundries and smelters.

     During the fourth quarter of 2011, our Australian operations acquired G.A.M. Steel Pty. Ltd., based in Melbourne, Australia (“G.A.M.”). G.A.M. is a leading distributor and processor of steel long products and plate, servicing the structural fabrication, rural and manufacturing segments in the state of Victoria, Australia.
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
     For financial data on the above segments, see “Financial Statements and Supplementary Data — Note 19, Business Segments.”
SEASONALITY
     Many of our mills and fabrication facilities serve customers in the construction business. Due to the increase in construction during the spring and summer months, our sales are generally higher in the third and fourth quarters than in the first and second quarters of our fiscal year.
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
     Our International Marketing and Distribution business is highly competitive. Our products in the distribution business are standard commodity items. We compete primarily on the price, quality and reliability of our products, our financing alternatives and our additional services. In this business, we compete with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources. In addition, some of our competitors may be able to pursue business without being restricted by the laws of the United States. We also compete with industrial consumers who purchase directly from suppliers, and importers and manufacturers of semi-finished ferrous and nonferrous products. Our CMC Coil Steels Group and G.A.M., distributors of steel sheet and coil in Australia, are believed to be the third largest distributor of those products in Australia.

ENVIRONMENTAL MATTERS
     A significant factor in our business is our compliance with environmental laws and regulations. See “Risk Factors — Risks Related to Our Industry” below. Compliance with and changes in various environmental requirements and environmental risks applicable to our industry may adversely affect our results of operations and financial condition.
     Occasionally, we may be required to clean up or take certain remediation action with regard to sites we use or formerly used in our operations. We may also be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have arranged for treatment or disposal of hazardous substances on the sites. The U.S. Environmental Protection Agency (“EPA”), or equivalent state agency has named us a potentially responsible party (“PRP”), at several Federal Superfund sites or similar state sites. These agencies allege that we and other PRPs are responsible for the cleanup of those sites solely because we sold scrap metals or other materials to unrelated manufacturers. With respect to the sale of scrap metals, we contend that an arm’s length sale of valuable scrap metal for use as a raw material in a manufacturing process that we have no control of should not constitute “an arrangement for disposal or treatment of hazardous substances” as defined under Federal law. In 2000, the Superfund Recycling Equity Act was signed into law which, subject to the satisfaction of certain conditions, provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under Federal law. Despite Congress’ clarification of the intent of the Federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials and we continue to support clarification of state laws and regulations consistent with Congress’ action.
     New Federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2011, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $32 million. In addition, we estimate that we spent approximately $4 million during 2011 on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2012 to be approximately $7 million.
EMPLOYEES
     As of August 31, 2011, we had 11,422 employees. The Americas Recycling segment employed 1,251 people, the Americas Mills segment employed 2,273 people, the Americas Fabrication segment employed 3,198 people, the International Mills segment employed 3,451 people and the International Marketing and Distribution segment employed 710 people. As of August 31, 2011, we had 539 employees providing services to our divisions and subsidiaries in shared service operations, general corporate administration (including treasury, tax, IT, internal audit and other services), and management. Production employees at one metals recycling plant and six fabrication facilities are represented by unions for collective bargaining purposes. Approximately one half of International Mills’ employees are represented by unions. We believe that our labor relations are generally good to excellent and our work force is highly motivated. In connection with our announcement of the closure of CMCS, included in the International Mills segment, there will be a reduction in workforce of approximately 1,130. Additionally, we announced reductions in our global workforce which will result in a reduction in workforce by approximately 350. The majority of these reductions will occur in fiscal 2012.
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
RISKS RELATED TO OUR INDUSTRY
OUR INDUSTRY IS AFFECTED BY GLOBAL ECONOMIC FACTORS INCLUDING THE RISK OF A RECESSION AND OUR CUSTOMERS’ ACCESS TO CREDIT FACILITIES.
     Our financial results are substantially dependent upon the overall economic conditions in the United States and the European Union. A continued recession in the United States, the European Union, or globally — or the public perception that a recession is continuing — could further substantially decrease the demand for our products and adversely affect our business. Many of our products are commodities subject to cyclical fluctuations in supply and demand in metal consuming industries and construction. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn. Likewise the pace of construction has historically slowed significantly during economic downturns. Many of our customers rely on access to credit to adequately fund their operations or to finance construction projects. The inability of our customers to access credit facilities could adversely affect our business by reducing our sales, increasing our exposure to accounts receivable, increasing our bad debts and reducing our profitability. Our geographic concentration in the southern and southwestern United States as well as Central Europe, Australia, China, and the Middle East exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity in a particular region could also adversely affect our sales and profitability.
OUR INDUSTRY IS CYCLICAL AND PROLONGED ECONOMIC DECLINES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
     Our business supports cyclical industries such as commercial, residential and government construction, energy, metals service center, petrochemical and original equipment manufacturing. We may experience significant fluctuations in demand for our products from these industries based on economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve suffer a prolonged downturn, then our business may be adversely affected. Although the residential housing market is not a significant direct factor in our business, related commercial and infrastructure construction activities, such as shopping centers, schools and roads, could be impacted by a prolonged slump in new housing construction.
     Our industry is characterized by low backlogs, which means that our results of operations are promptly affected by short-term economic fluctuations.
A SIGNIFICANT REDUCTION IN CHINA’S STEEL CONSUMPTION OR INCREASED CHINESE STEEL PRODUCTION SUBSTANTIALLY EXCEEDING LOCAL DEMAND MAY RESULT IN CHINA BECOMING A LARGE EXPORTER OF STEEL AND DISRUPTION TO WORLD STEEL MARKETS.
     Chinese economic expansion has affected the availability and heightened the volatility of many commodities that we market and use in our manufacturing process, including steel. Expansions and contractions in China’s economy can have major effects on the price of our finished steel products and many commodities that affect us such as secondary metals, energy, marine freight rates, steel making supplies such as ferroalloys and graphite electrodes, and materials we market, such as iron ore and coke. Should Chinese demand weaken or Chinese steel production be allowed to expand unchecked to the point that it significantly exceeds the country’s consumption, prices for many of the products that we both sell to and export from China may fall, causing erosion in our gross margins and subjecting us to possible renegotiation of contracts or increases in bad debts. Significant exports from China of steel in the product lines we manufacture would likely cause selling prices to decline and negatively impact our volumes and gross margins.

RAPID AND SIGNIFICANT CHANGES IN THE PRICE OF METALS COULD NEGATIVELY IMPACT OUR INDUSTRY.
     Prices for most metals in which we deal have experienced increased volatility over the last several years and such increased price volatility impacts us in several ways. Some of our operations, such as our fabrication operations, may benefit from rapidly decreasing steel prices as their material cost for previously contracted fixed price work declines. Others, such as our Americas Mills and International Mills segments, would likely experience reduced margins and may be forced to liquidate high cost inventory at reduced margins or losses until prices stabilize. Sudden increases could have the opposite effect. Overall, we believe that rapid substantial price changes are not to our industry’s benefit. Our customer and supplier base would be impacted due to uncertainty as to future prices. A reluctance to purchase inventory in the face of extreme price decreases or to sell quickly during a period of rapid price increases would likely reduce our volume of business. Marginal industry participants or speculators may attempt to participate to an unhealthy extent during a period of rapid price escalation with a substantial risk of contract default should prices suddenly reverse. Risks of default in contract performance by customers or suppliers as well as an increased risk of bad debts and customer credit exposure could increase during periods of rapid and substantial price changes.
EXCESS CAPACITY IN OUR INDUSTRY COULD INCREASE THE LEVEL OF STEEL IMPORTS INTO THE UNITED STATES, RESULTING IN LOWER DOMESTIC PRICES WHICH WOULD ADVERSELY AFFECT OUR SALES, MARGINS AND PROFITABILITY.
     Steel-making capacity exceeds demand for steel products in some countries. Rather than reducing employment by rationalizing capacity with consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) have traditionally periodically exported steel at prices significantly below their home market prices and which may not reflect their costs of production or capital. This supply of imports can decrease the sensitivity of domestic steel prices to increases in demand or decrease our ability to recover our manufacturing costs. The excess capacity may create downward pressure on our steel prices which would adversely affect our sales, margins and profitability.
COMPLIANCE WITH AND CHANGES IN ENVIRONMENTAL AND REMEDIATION REQUIREMENTS COULD RESULT IN SUBSTANTIALLY INCREASED CAPITAL REQUIREMENTS AND OPERATING COSTS.
     Existing laws or regulations, as currently interpreted or reinterpreted in the future, and future laws and regulations, may have a material adverse effect on our results of operations and financial condition. Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state, Federal and international environmental laws and regulations concerning, among other matters, waste disposal, air emissions, waste and storm water effluent and disposal and employee health. New facilities that we may build, especially steel minimills, are required to obtain several environmental permits before significant construction or commencement of operations. Delays in obtaining permits or unanticipated conditions in such permits could delay the project or increase construction costs or operating expenses. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our minimills generate electric arc furnace dust (“EAF dust”), which the EPA and other regulatory authorities classify as hazardous waste. EAF dust and other industrial waste and hazardous waste require special handling, recycling or disposal.
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
     Legal requirements are changing frequently and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate pollution control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors that may increase our future expenditures to comply with environmental requirements. Accordingly, we are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations. We cannot predict whether such costs would be able to be passed on to customers through product price increases. Competitors in various regions or countries where environmental regulation is less restrictive, subject to different interpretation or generally not enforced, may enjoy a competitive advantage.
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
     The U.S. government and various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and greenhouse gas (“GHG”) emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. The potential costs of “allowances,” “offsets” or “credits” that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, we may see an increase in costs relating to our assets that emit significant amounts of greenhouse gases as a result of these regulatory initiatives. These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, operating performance and ability to compete.
RISKS RELATED TO OUR COMPANY
POTENTIAL LIMITATIONS ON OUR ABILITY TO ACCESS CREDIT FACILITIES MAY NEGATIVELY IMPACT OUR BUSINESS.
     We could be adversely affected if our banks, the buyers of our commercial paper or other of the traditional sources supplying our short term borrowing requirements refused to honor their contract commitments or ceased lending. Events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades. Our commercial paper program is ranked in the third highest category by Moody’s Investors Service (P-3) and by Standard & Poor’s Corporation (A-3). Our senior unsecured debt is investment grade rated by Standard & Poor’s Corporation (BBB-) and Moody’s Investors Service (Baa3). In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings (loss), fixed charges such as interest, cash flows, total debt outstanding, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies. Lower ratings on our commercial paper program or our senior unsecured debt could impair our ability to obtain additional financing and would increase the cost of the financing that we do obtain.
SOME OF OUR CUSTOMERS MAY DEFAULT ON THE DEBTS THEY OWE TO US.
     Should the recent constraints on access to credit continue for a prolonged period, some of our customers may struggle or fail to meet their obligations, especially if they in turn experience defaults on receivables due from their customers. A continued recession could result in our incurring bad debt costs in excess of our expectations and prior experience. In certain markets, we have experienced a consolidation among those entities to whom we sell. This consolidation, along with higher metals and other commodity prices, has resulted in an increased credit risk spread among fewer customers often without a corresponding strengthening of their financial status. We have expanded our use of credit insurance for accounts receivable in our businesses, however, it is possible that we may not be capable of recovering all of our insured losses should the insurers with whom our accounts receivable are insured experience significant losses threatening their viability. Additionally, credit insurance policies typically have relatively short policy periods and require pre-approval of customers with maximum insured limits established by the customer. Should credit insurers incur large losses, the insurance may be more difficult to secure and when available, likely only at increased costs with decreased coverage. While in many international sales transactions we require letters of credit from financial institutions, which we believe to be financially secure, we may be at risk in the event the financial institution subsequently fails and the customer is unable to pay for the products we sold. A significant amount of our accounts receivable are considered to be open account uninsured accounts receivable. We regularly maintain a substantial amount of accounts receivable, at year end $957 million. During the fiscal year, we had net additions to bad debt expense of $0.3 million, charged off accounts receivable of $16.7 million and had recoveries of $2.8 million and at year end our allowance for doubtful accounts was approximately $16 million.
POTENTIAL IMPACT OF OUR CUSTOMERS’ NON-COMPLIANCE WITH EXISTING COMMERCIAL CONTRACTS AND COMMITMENTS.
     Most consumers of the metals products we sell have been negatively impacted by the recession. Many of our customers have experienced reductions, some substantial, in their operations. Prices for many of the metals products we sell have declined, some substantially. These factors have contributed to attempts by some customers to seek renegotiation or cancellation of their existing purchase commitments. Some of our customers have breached previously agreed upon contracts to buy our products by refusing delivery of the products. Where appropriate, we have and will in the future pursue litigation to recover our damages resulting from customer contract defaults. A large number of our customers defaulting on existing contractual obligations to purchase our products could have a material impact on our results of operations.
THE AGREEMENTS GOVERNING THE NOTES AND OUR OTHER DEBT CONTAIN FINANCIAL COVENANTS AND IMPOSE RESTRICTIONS ON OUR BUSINESS.
     The indenture governing our 5.625% notes due 2013, 6.50% notes due 2017 and 7.35% notes due 2018 contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consolidate or merge. In addition, our credit facility contains covenants that place restrictions on our ability to, among other things:
•	create liens;

•	enter into transactions with affiliates;

•	sell assets;

•	guarantee the debt of some of our subsidiaries; and

•	consolidate or merge.
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
     Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in a default under the indenture governing the notes or under our other debt agreements. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If we were unable to repay debt to our secured lenders or if we incur secured debt in the future, these lenders could proceed against the collateral securing that debt. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on the notes.
FLUCTUATIONS IN THE VALUE OF THE U.S. DOLLAR RELATIVE TO OTHER CURRENCIES MAY ADVERSELY AFFECT OUR BUSINESS.
     Fluctuations in the value of the U.S. dollar may affect our business. In particular, major changes in the rate of exchange of China’s renminbi or the value of the euro to the U.S. dollar could negatively impact our business. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the United States by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of nonferrous scrap metal by our Americas Recycling segment, we have not recently been a significant exporter of metal products from our United States operations. Economic difficulties in some large steel producing regions of the world, resulting in lower local demand for steel products, have historically encouraged greater steel exports to the United States at depressed prices which can be exacerbated by a strong dollar. As a result, our products that are made in the United States may become relatively more expensive as compared to imported steel, which has had and in the future could have a negative impact on our sales, profitability and cash flows.
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
OPERATING INTERNATIONALLY CARRIES RISKS AND UNCERTANTIES WHICH COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.
     We have our heaviest concentration of manufacturing facilities in the United States but also have significant facilities in Europe and Australia. Our marketing and trading offices are located in most major markets of the world and our suppliers and customers are located throughout the world. Our marketing and distribution segment relies on substantial international shipments of materials and products in the ordinary course of its business. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk discussed above, including:
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
     Minimills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. As large consumers of electricity and gas, often the largest in the geographic area where our minimills are located, we must have dependable delivery of electricity and natural gas in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes or by political considerations would substantially disrupt our production. While we have not suffered prolonged production delays due to our inability to access electricity or natural gas, several of our competitors have experienced such occurrences. Prolonged substantial increases in energy costs would have an adverse effect on the costs of operating our minimills and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our customers. Our finished steel products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices will increase our costs and adversely affect many of our customers’ financial results, which in turn could result in reduced margins and declining demand for our products. Rapid increases in fuel costs may also negatively impact our ability to charter ships for international deliveries at anticipated freight rates, thereby decreasing our margins on those transactions or causing our customers to look for alternative sources.
OUR BUSINESS COULD BE NEGATIVELY AFFECTED AS A RESULT OF A THREATENED PROXY FIGHT AND OTHER ACTIONS OF ACTIVIST SHAREHOLDERS
We recently received a notice from an affiliate of Carl Icahn nominating three individuals for election to our Board of Directors at the 2012 annual meeting, and proposing to present other proposals for consideration by stockholders of the Company. If a proxy contest results from this notice, our business could be adversely affected because, among other things:
•	Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•	Perceived uncertainties as to our future direction may result in the loss of potential acquisitions, collaborations or other opportunities, and may make it more difficult to retain business partners; and

•	If individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan.
These actions could cause our stock price to experience periods of volatility.
IF WE LOSE THE SERVICES OF KEY EMPLOYEES WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR OPERATIONS AND MEET OUR STRATEGIC OBJECTIVES.
     Our future success depends, in large part, on the continued service of our officers and other key employees and our ability to continue to attract and retain additional highly qualified personnel. These employees are integral to our success based on their expertise and knowledge of our business and products. We compete for such personnel with other companies, including public and private company competitors who may periodically offer more favorable terms of employment. The loss or interruption of the services of a number of our key employees could reduce our ability to effectively manage our operations due to the fact that we may not be able to find in a timely manner, appropriate replacement personnel should the need arise.
WE MAY HAVE DIFFICULTY COMPETING WITH COMPANIES THAT HAVE A LOWER COST STRUCTURE OR ACCESS TO GREATER FINANCIAL RESOURCES.

     We compete with regional, national and foreign manufacturers and traders. Consolidation among participants in the steel manufacturing and recycling industries has resulted in fewer competitors but several which are significantly larger than us. Some of our larger competitors have greater financial resources and more diverse businesses than us. Some of our foreign competitors may be able to pursue business opportunities without regard to certain of the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure, more operating flexibility and consequently they may be able to offer better prices and more services than we can. There is no assurance that we will be able to compete successfully with these companies. Any of these results could have a material adverse effect on our business, financial condition or results of operations.
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
SCRAP AND OTHER SUPPLIES FOR OUR BUSINESSES ARE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.
     We depend on ferrous scrap, the primary feedstock for our steel minimills, and other supplies such as graphite electrodes and ferroalloys for our steel minimill operations. The price of scrap and other supplies have historically been subject to significant fluctuation, and we may not be able to adjust our product prices to recover the costs of rapid increases in material prices, especially over the short-term and in our domestic fabrication segment’s fixed price contracts. Our future profitability will be adversely affected if we are unable to pass on to our customers increased raw material and supply costs.
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
UNEXPECTED EQUIPMENT FAILURES MAY LEAD TO PRODUCTION CURTAILMENTS OR SHUTDOWNS.
     Interruptions in our production capabilities would adversely affect our production costs, steel available for sales and earnings for the affected period. Our manufacturing processes are dependent upon critical pieces of steel-making equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced, and may in the future experience, material plant shutdowns or periods of reduced production as a result of such equipment failures. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions.
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

HEDGING TRANSACTIONS MAY EXPOSE US TO LOSSES OR LIMIT OUR POTENTIAL GAINS.
     Our product lines and worldwide operations expose us to risks associated with fluctuations in foreign currency exchange rates, commodity prices and interest rates. As part of our risk management program, we use financial instruments, including commodity futures or forwards, foreign currency exchange forward contracts and interest rate swaps. While intended to reduce the effects of the fluctuations, these transactions may limit our potential gains or expose us to losses. Should our counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered, such as the London Metal Exchange, fail to honor their obligations due to financial distress we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.
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
WE ARE INVOLVED AND MAY IN THE FUTURE BECOME INVOLVED IN VARIOUS ENVIRONMENTAL MATTERS THAT MAY RESULT IN FINES, PENALTIES OR JUDGMENTS BEING ASSESSED AGAINST US OR LIABILITY IMPOSED UPON US WHICH WE CANNOT PRESENTLY ESTIMATE OR REASONABLY FORESEE AND WHICH MAY HAVE A MATERIAL IMPACT ON OUR EARNINGS (LOSS) AND CASH FLOWS.
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
SOME OF OUR OPERATIONS PRESENT SIGNIFICANT RISK OF INJURY OR DEATH.

     The industrial activities conducted at our facilities present significant risk of serious injury or death to our employees, customers or other visitors to our operations, notwithstanding our safety precautions, including our material compliance with Federal, state and local employee health and safety regulations, and we may be unable to avoid material liabilities for an injury or death. We maintain workers’ compensation insurance to address the risk of incurring material liabilities for injury or death, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on the terms acceptable to us, or at all, which could result in material liabilities to us for an injury or death.
OUR SYSTEM OF INTERNAL CONTROLS MUST BE AUDITED ANNUALLY AND THE OCCURRENCE OF A MATERIAL WEAKNESS MAY NEGATIVELY IMPACT OUR BUSINESS REPUTATION, CREDIT RATINGS AND PARTICIPATION IN CAPITAL MARKETS.
     Under the Sarbanes-Oxley Act of 2002, management must assess the design and functioning of our system of financial internal control. Our independent registered public accounting firm must then certify the effectiveness of our internal controls. Discovery and disclosure of a material weakness, by definition, may have a material adverse impact on our financial statements. Such an occurrence may discourage certain customers or suppliers from doing business with us, may cause downgrades in our debt ratings leading to higher borrowing costs, and may affect how our stock trades. This may in turn negatively affect our ability to access public debt or equity markets for capital.
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
     Our domestic recycling operating plants occupy approximately 825 acres of land, of which we lease approximately 45 acres. The facilities of our domestic fabrication and construction service operations utilize approximately 765 acres of land, of which we lease approximately 65 acres.
     CMCZ’s steel manufacturing operations are located in Zawiercie in South Central Poland about 40 kilometers from Katowice. CMCZ and subsidiaries lease approximately 98% of the 2 million square meters of land utilized by the principal operations with the remaining portion owned. The land is leased from the State of Poland under contracts with 99 year durations that are considered to create a right of perpetual usufruct. The leases expire beginning in 2089 through 2100. The principal operations are conducted in buildings having an area of approximately 260,000 square meters. The seven major buildings in use have all been constructed on or after 1974. The real estate is also developed with over 130 other buildings including warehouses, administrative offices, workshops, garage, transformer stations, pumping stations, gas stations, boiler houses, gate houses and contains some structures leased to unrelated parties, CMCZ subsidiaries and affiliated companies. Other much smaller tracts of land are leased or owned in nearby communities including those utilized by six affiliated scrap processing facilities. Our international fabrication operations utilize approximately 136,000 square meters of land, which is either owned or subject to a perpetual usufruct.
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
     The leases on the leased properties described above will expire on various dates and, with the exception of the CMCZ leases described above, generally expire over the next six years. Several of the leases have renewal options. We have had little difficulty in the past renewing such leases as they expire. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2011, to be paid during fiscal 2012, to be approximately $22 million. We also lease a portion of the equipment we use in our plants. We estimate our minimum annual rental obligation for equipment operating leases in effect at August 31, 2011, to be paid during fiscal 2012, to be approximately $14 million.
ITEM 3. LEGAL PROCEEDINGS
     On September 18, 2008, we were served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including Commercial Metals Company. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all parties who purchased steel products directly from the defendants between January 1, 2005 and September 2008, seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest. Since the filing of this lawsuit, additional plaintiffs have filed class action lawsuits naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. We believe that the lawsuits are without merit and plan to aggressively defend the actions.
     We have received notices from the EPA or state agencies with similar responsibility that we and numerous other parties are considered PRPs and may be obligated under CERCLA, or similar state statutes, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at ten locations. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. The EPA or respective state agency refers to these locations, none of which involve real estate we ever owned or conducted operations upon, as the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, and the Industrial Salvage site in Corpus Christi, Texas. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites, and as of the date of this report, we do not know if any of these inquiries will ultimately result in a demand for payment from us.

     The EPA notified us and other alleged PRPs that under Sec. 106 of CERCLA we and the other PRPs could be subject to a maximum fine of $25,000 per day and the imposition of treble damages if we and the other PRPs refuse to clean up the Peak Oil, Sapp Battery, and SoGreen/Parramore sites as ordered by the EPA. We are presently participating in PRP organizations at these sites which are paying for certain site remediation expenses. We do not believe that the EPA will pursue any fines against us if we continue to participate in the PRP groups or if we have adequate defenses to the EPA’s imposition of fines against us in these matters.
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
ITEM 4. REMOVED AND RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND DIVIDEND INFORMATION
     The table below summarizes the high and low sales prices reported on the New York Stock Exchange for a share of our common stock and the quarterly cash dividends per share that we paid for the past two fiscal years.
PRICE RANGE
OF COMMON STOCK

2011
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$15.88	$13.40	12 cents
2nd	18.20	15.68	12 cents
3rd	17.84	14.56	12 cents
4th	15.04	10.51	12 cents

2010
FISCAL
QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$21.29	$13.30	12 cents
2nd	17.52	13.16	12 cents
3rd	18.18	12.66	12 cents
4th	16.49	12.12	12 cents
     Since 1982, our common stock has been listed and traded on the New York Stock Exchange. From 1959 until the NYSE listing in 1982, our common stock was traded on the American Stock Exchange. The number of shareholders of record of our common stock at October 21, 2011, was 4,850.

EQUITY COMPENSATION PLANS
     Information about our equity compensation plans as of August 31, 2011 is as follows:

	A.	B.	C.
NUMBER OF SECURITIES
REMAINING AVAILABLE
FOR FUTURE
	NUMBER OF SECURITIES		ISSUANCE UNDER EQUITY
	TO BE ISSUED	WEIGHTED-AVERAGE	COMPENSATION PLANS
	UPON EXERCISE OF	EXERCISE PRICE OF	(EXCLUDING SECURITIES
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	REFLECTED IN COLUMN
PLAN CATEGORY	WARRANTS AND RIGHTS	WARRANTS AND RIGHTS	(A)
Equity
Compensation plans approved by security holders	2,807,498	$27.45	5,454,658
Equity
Compensation plans not approved by security holders	—	—	—
TOTAL	2,807,498	$27.45	5,454,658

STOCK PERFORMANCE GRAPH
     The following graph compares the cumulative total return of our common stock during the five year period beginning September 1, 2006 and ending August 31, 2011 with the Standard & Poor’s 500 Composite Stock Price Index also known as the “S&P 500” and the Standard & Poor’s Steel Industry Group Index also known as the “S&P Steel Group.” Each index assumes $100 invested at the close of trading August 31, 2006, and reinvestment of dividends.

	8/06	8/07	8/08	8/09	8/10	8/11
Commercial Metals Company	100.00	135.42	123.77	83.27	66.07	61.48
S&P 500	100.00	115.14	102.31	83.63	87.74	103.97
S&P Steel	100.00	138.40	139.47	82.76	84.83	90.39

ITEM 6. SELECTED FINANCIAL DATA
The table below sets forth a summary of our selected consolidated financial information for the periods indicated. The per share amounts have been adjusted to reflect any stock splits and stock dividends.
FOR THE YEAR ENDED AUGUST 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2011	2010	2009	2008	2007
Net sales *	$7,918,430	$6,306,102	$6,409,376	$9,896,637	$7,881,472
Net earnings (loss) attributable to CMC	(129,617)	(205,344)	20,802	231,966	355,431
Diluted earnings (loss) per share	(1.13)	(1.81)	0.18	1.97	2.92
Total assets	3,683,131	3,706,153	3,687,556	4,746,371	3,472,663
Stockholders’ equity attributable to CMC	1,160,425	1,250,736	1,529,693	1,638,383	1,548,567
Long-term debt	1,167,497	1,197,282	1,181,740	1,197,533	706,817
Cash dividends per share	0.48	0.48	0.48	0.45	0.33
Ratio of earnings to fixed charges	**	**	1.20	4.78	11.16

*	Excludes the net sales of divisions classified as discontinued operations.

**	Earnings for the years ended August 31, 2011 and 2010 were inadequate to cover fixed charges. The coverage deficiencies were approximately $111 million and $267 million for the years ended August 31, 2011 and 2010, respectively. We believe that our operations for fiscal year 2012 will be sufficient to cover fixed charges.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings (loss), economic conditions, credit availability, product pricing and demand, currency valuation, production rates, energy expense, interest rates, inventory levels, acquisitions, construction and operation of new facilities and general market conditions. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Variances will occur and some could be materially different from our current opinion. Developments that could impact our expectations include the following:
•	absence of global economic recovery or possible recession relapse;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	continued debt problems in Greece and other countries within the euro zone;

•	customer non-compliance with contracts;

•	construction activity;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	unsuccessful implementation of new technology;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	execution of cost minimization strategies;

•	ability to retain key executives;

•	court decisions;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	scrap metal, energy, insurance and supply prices;

•	severe weather, especially in Poland;

•	business disruptions, costs and future events related to the proxy contest initiated by Icahn Enterprises L.P.; and

•	the pace of overall economic activity, particularly in China.
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
Overview
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
Americas Recycling Operations
We conduct our recycling operations through metal processing plants located in the states of Arkansas, Florida, Georgia, Kansas, Louisiana, Missouri, North Carolina, Oklahoma, Tennessee and Texas.
Americas Mills Operations
We conduct our domestic mills operations through a network of:
•	steel mills, commonly referred to as “minimills” or in the case of the Arizona mill a “micro mill,” that produce one or more of reinforcing bar, angles, flats, rounds, small beams, fence-post sections and other shapes;

•	a copper tube minimill which is aggregated with the Company’s steel minimills because it has similar economic characteristics; and

•	scrap metal processing facilities, including two scrap metal shredders, that directly support the steel minimills.
Americas Fabrication Operations
We conduct our domestic fabrication operations through a network of:
•	steel plants that bend, weld, cut and fabricate steel, primarily reinforcing bar;

•	warehouses that sell or rent products for the installation of concrete;

•	plants that produce steel fence posts; and

•	plants that treat steel with heat to strengthen and provide flexibility.
International Mills Operations
International Mills includes our Polish (“CMCZ”) and Croatian (“CMCS”) mills, as well as our recycling and fabrication operations in Europe, and have been presented as a separate segment because the economic characteristics of the market and the regulatory environment in which our international mills operate is different from our domestic minimills. We conduct our International Mills operations through:
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
Consolidated Results of Operations

	Year ended August 31,
(in millions except per share data)	2011	2010	2009

Net sales*	$7,918	$6,306	$6,409
Earnings (loss) from continuing operations	(129.4)	(166.5)	1.2
Per diluted share	(1.13)	(1.47)	0.02
Adjusted EBITDA	237.3	14.9	275.2
International net sales	3,556	3,091	2,731
As % of total sales	45%	49%	43%
LIFO (income) expense** effect on net earnings (loss) attributable to CMC	$50.0	$(7.4)	$(208.4)
Per diluted share	0.44	(0.07)	(1.83)

*	Excludes divisions classified as discontinued operations.

**	Last in, first out inventory valuation method.
In the table above, we have included a financial statement measure that was not derived in accordance with GAAP. We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and non-cash impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation, and amortization as well as impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our long-term cash incentive performance plan for management and part of a debt compliance test for our revolving credit agreement. Reconciliations from net earnings (loss) from continuing operations to adjusted EBITDA are provided below for the years ended August 31:

(in millions)	2011	2010	2009

Earnings (loss) from continuing operations	$(129.4)	$(166.5)	$1.2
Less net (earnings) loss attributable to noncontrolling interests	(0.2)	(0.2)	0.5
Interest expense	70.8	75.5	77.0
Income taxes (benefit)	19.3	(38.1)	0.7
Depreciation, amortization and impairment charges	278.4	168.4	151.4

Adjusted EBITDA from continuing operations	$238.9	$39.1	$230.8
Adjusted EBITDA from discontinued operations	(1.6)	(24.2)	44.4

Adjusted EBITDA	$237.3	$14.9	$275.2

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
During 2011, we reduced our global workforce in an effort to further align the business to remain competitive and responsive to current and projected customer demand and took action to close facilities. We continue to review our product lines, geographic dispersion, and vertical integration consistent with our strategic plan to determine the best allocation of our resources. We remain committed to our strategy of vertical integration, upstream in scrap recycling and downstream in fabrication. We also remain committed to serving our customers and believe these actions will allow us to do so in a more efficient manner in 2012.
The following events and performances had a significant financial impact during 2011 as compared to 2010 or are expected to be significant for our future operations:
1.	During the fourth quarter of 2011, we recorded impairment and other charges for our CMC Sisak mill (“CMCS”) in Croatia. Additionally, we decided to close five rebar locations, four domestically and one international location, and eight construction services (“CRP”) locations. In connection with these actions, we incurred asset impairment charges of $118.8 million, severance costs of $5.1 million, inventory charges of $8.5 million, lease termination costs of $2.2 million and other closure costs of $7.7 million. Subsequent to year end, on October 7, 2011, we announced the exit of our steel pipe business at CMCS by way of sale and/or closure of the mill. We will close out the existing order book and expect the operation to wind down over the next several months in fiscal 2012.

2.	Net sales of the Americas Recycling segment increased 39% over 2010 and adjusted operating profit increased $31.7 million driven by higher sales prices and volumes.

3.	Net sales of the Americas Mills segment increased 38% over 2010 and adjusted operating profit increased $124.4 million from increased demand supported by higher finished goods pricing and better margins.

4.	Our Americas Fabrication segment continues to experience unfavorable market conditions due to weak market demand for fabricated steel. The increase in adjusted operating loss was primarily due to $21.7 million of impairment and closure costs relating to the closure of rebar and CRP locations.

5.	Our International Mills segment showed a 49% increase in net sales but a $26.6 million increase in adjusted operating loss due to approximately $111 million of impairment and other charges incurred at CMCS. Our mill in Poland recorded an increase in adjusted operating results of $79.2 million driven by a strong economy in Poland and increased sales of merchant bar product.

6.	Our International Marketing and Distribution segment remained profitable for the second straight year and recorded an adjusted operating profit of $76.3 million.

7.	We recorded consolidated pre-tax LIFO expense of $77.0 million compared to LIFO income of $11.4 million in 2010.

8.	We had one acquisition in Australia with a total purchase price of $48.4 million which will complement our existing operations in Australia.
Segments
Unless otherwise indicated, all dollar amounts below are calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for making operating decisions. See Note 19, Business Segments, to the consolidated financial statements.
We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our profit (loss) before income taxes and financing costs.

The following table shows net sales and adjusted operating profit (loss) by business segment:

	Year ended August 31,
(in millions)	2011	2010	2009

Net sales:
Americas Recycling	$1,830	$1,316	$709
Americas Mills	2,036	1,478	1,285
Americas Fabrication	1,226	1,140	1,596
International Mills	1,141	764	754
International Marketing and Distribution	2,651	2,464	2,827
Corporate	7	4	(11)
Eliminations	(971)	(860)	(751)
Adjusted operating profit (loss):
Americas Recycling	43.1	11.4	(79.0)
Americas Mills	161.7	37.3	254.0
Americas Fabrication	(129.1)	(107.8)	145.7
International Mills	(100.1)	(73.5)	(96.0)
International Marketing and Distribution	76.3	74.7	(53.1)
Corporate	(84.7)	(70.7)	(94.8)
Eliminations	(1.3)	3.5	7.1
Discontinued Operations	(3.0)	(59.8)	32.6
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

	Three Months Ended		Twelve Months Ended
	August 31,		August 31,
(in thousands)	2011	2010	2011	2010

Americas Recycling	$(1,236)	$134	$(12,980)	$(11,157)
Americas Mills	(5,781)	13,673	(53,648)	(27,242)
Americas Fabrication	(1,724)	6,553	(6,644)	(9,968)
International Marketing and Distribution	(902)	6,556	(4,217)	40,372
Discontinued Operations	—	9,030	491	19,356

Consolidated pre-tax LIFO income (expense)	$(9,643)	$35,946	$(76,998)	$11,361

Americas Recycling During 2011, adjusted operating profit increased to $43.1 million from $11.4 million in 2010. Strong market demand drove an increase in prices and volumes for both ferrous and nonferrous scrap. LIFO expense was $13.0 million for 2011 as compared to $11.2 million in 2010. We exported 8% of our ferrous scrap tonnage and 38% of our nonferrous scrap tonnage during the year.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands) for the years ended August 31:

			Increase
	2011	2010	Amount	%

Average ferrous selling price	$340	$264	$76	29%
Average nonferrous selling price	$3,292	$2,636	$656	25%
Ferrous tons shipped	2,202	1,900	302	16%
Nonferrous tons shipped	267	238	29	12%

Americas Mills We include our five domestic steel mills, including the scrap locations, which directly support the steel mills, and our copper tube minimill in our Americas Mills segment.
Within the segment, adjusted operating profit for our five domestic steel mills was $149.2 million for 2011 as compared to $33.7 million for 2010. The improvement in adjusted operating profit was driven by margin expansion as selling prices outpaced scrap price increases and higher shipments. Additionally, our mill in Arizona was profitable during 2011 in its second full year of operations. We recorded LIFO expense of $48.0 million in 2011 as compared to LIFO expense of $19.1 million in 2010. Our mills ran at 74% utilization during 2011 as compared to 63% during 2010. Rebar accounted for 51% of tonnage shipped, consistent with the prior year. Higher electrical and alloy rates resulted in an overall increase of $25.4 million in electrode, alloys and energy costs. Shipments included 430 thousand tons of billets in 2011 as compared to 363 thousand tons of billets in 2010.
The table below reflects steel and ferrous scrap prices per ton for the year ended August 31:

			Increase
	2011	2010	Amount	%

Average mill selling price (finished goods)*	$696	$591	$105	18%
Average mill selling price (total sales)*	669	563	106	19%
Average cost of ferrous scrap consumed	364	292	72	25%
Average FIFO metal margin	305	271	34	13%
Average ferrous scrap purchase price	329	259	70	27%

*	Prior year domestic selling prices revised to eliminate net freight costs.
The table below reflects our domestic steel mills’ operating statistics (short tons in thousands) for the year ended August 31:

			Increase
	2011	2010	Amount	%

Tons melted	2,470	2,077	393	19%
Tons rolled	2,088	1,734	354	20%
Tons shipped	2,518	2,156	362	17%
Our copper tube minimill’s adjusted operating profit increased $9.0 million to $12.5 million during 2011 as compared to 2010 primarily due to higher copper prices and a decrease in LIFO expense of $2.5 million offset by lower shipments.
The table below reflects our copper tube minimill’s operating statistics for the year ended August 31:

			Decrease
(pounds in millions)	2011	2010	Amount	%

Pounds shipped	41.9	42.6	(0.7)	(2%)
Pounds produced	39.2	40.9	(1.7)	(4%)
Americas Fabrication This segment continued to face challenging market conditions in 2011 and recorded an adjusted operating loss of $129.1 million as compared to $107.8 million in 2010. During the fourth quarter of 2011, CMC decided to close certain rebar fabrication and CRP locations and recorded impairment, severance and closure costs of $21.7 million. LIFO expense was $6.6 million for 2011 compared to $10.0 million in 2010. During the second half of 2011, this segment showed improvement as mill prices to the downstream fabricating units stabilized resulting in a slight increase in margins. Backlogs increased in both prices and tonnage as compared to 2010. The composite average fabrication selling price was $817 per ton, up from $768 per ton in 2010. Post and Impact Metals were profitable for the year. The overall market remains weak for fabricated steel with credit availability, state and Federal funding capacity and unemployment trends affecting the launch of new projects.

The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments for the year ended August 31:

			Increase
Average selling price*	2011	2010	Amount	%

Rebar	$773	$720	$53	7%
Structural	1,980	1,835	145	8%
Post	928	881	47	5%

*	Excludes stock and buyout sales.

			Increase
Tons shipped (in thousands)	2011	2010	Amount	%

Rebar	851	830	21	3%
Structural	56	54	2	4%
Post	99	95	4	4%
International Mills CMC Zawiercie (“CMCZ”) had an adjusted operating profit of $47.6 million during 2011 as compared to an adjusted operating loss of $31.6 million during 2010. Our Polish mill benefited from a continued strong Polish economy and the increased sales of merchant bar from our new flexible rolling mill which was hot commissioned during the third quarter of 2010. The new mill has increased merchant bar market share in Poland due to the new products produced from the mill as well as the ability to ship more merchant bar product into Germany. Metal margins expanded as average selling prices outpaced ferrous scrap prices. Shipments included 203 thousand tons of billets compared to 297 thousand tons of billets in the prior year.
The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

					Increase
	2011		2010		Amount		%

Tons melted	1,585		1,468		117		8%
Tons rolled	1,334		1,107		227		21%
Tons shipped	1,494		1,387		107		8%
Average mill selling price (total sales)	1,818	PLN	1,382	PLN	436	PLN	32%
Averaged ferrous scrap production cost	1,114	PLN	880	PLN	234	PLN	27%
Average metal margin	704	PLN	502	PLN	202	PLN	40%
Average ferrous scrap purchase price	928	PLN	730	PLN	198	PLN	27%
Average mill selling price (total sales)	$638		$461		$177		38%
Average ferrous scrap production cost	$389		$295		$94		32%
Average metal margin	$249		$166		$83		50%
Average ferrous scrap purchase price	$325		$244		$81		33%

PLN — Polish zlotys
CMC Sisak (“CMCS”) reported an adjusted operating loss of $147.7 million during 2011 as compared to an adjusted operating loss of $41.9 million during 2010. CMCS melted 139 thousand tons, rolled 74 thousand tons and shipped 92 thousand tons during 2011 as compared to 89 thousand tons melted, 64 thousand tons rolled and 61 thousand tons shipped during 2010.
During the fourth quarter of 2011, we recorded restructuring charges, including impairment charges, of approximately $110.6 million due to the following: we determined that improvements in key operating areas could not be achieved and maintained without additional capital expenditures; we could not achieve adequate market share for billets as the mill is currently designed; the down-turn in the global economy, especially debt issues in Europe, further delayed recovery and will likely result in continued losses in future years; accession to the European Union, which is required to allow our operation to be competitive, was further delayed until 2013 or mid-2014; and uncertainties in the Middle East and North Africa, which are the primary markets for this operation.
On October 7, 2011, we announced the closure of CMCS by way of sale and/or closure. After review of the marketplace and our production capabilities we determined that achieving sustained profitability would take additional time and investment in an operation which is not considered a core business. We will continue to service existing customer commitments and expect to wind down operations in early fiscal 2012. In connection with this decision, we expect to incur severance and other closure costs between $25 million and $40 million in 2012. We expect the liquidation of working capital and cash tax savings will minimize the cash flow impact of these restructuring costs.
Our fabrication operations in Poland and Germany had an adjusted operating loss of $0.6 million during 2011, a decrease in adjusted operating loss of $4.1 million from 2010. During the fourth quarter of 2011, we decided to close our fabrication operation in Germany due to challenging market conditions and continued poor operating results. In connection with the closure, we incurred approximately $1 million in impairment charges relating to the fixed assets of the operation. These results are included in the overall results of CMCZ discussed above.
International Marketing and Distribution This segment reported an increase in sales of 8% and reported adjusted operating profit of $76.3 million as compared to an adjusted operating profit of $74.7 million during 2010. This segment recorded LIFO expense of $4.2 million compared to LIFO income of $40.4 million in 2010. Led by our raw materials marketing operation, each of our major geographic marketing operations was profitable for 2011. Additionally, our domestic steel import business continued its turnaround with strong performance in 2011. Overall, our Australian operations were profitable but our Australian distribution suffered from the weakened state of the economy in Australia.
During the fourth quarter of 2011, we completed the purchase of G.A.M. Steel Pty. Ltd., based in Melbourne, Australia (“G.A.M.”). G.A.M. is a leading distributor and processor of steel long products and plate, servicing the structural fabrication, rural and manufacturing segments in the state of Victoria, Australia. The acquisition of G.A.M. will complement our existing national long products distribution investments in Australia.
Corporate Our corporate expenses increased $14.0 million in 2011 to $84.7 million primarily due to higher employee benefit costs, severance costs and information technology costs.
Consolidated Data The LIFO method of inventory valuation increased our net loss from continuing operations by approximately $50 million for 2011 as compared to increasing our net loss by approximately $5 million for 2010. Our overall selling, general and administrative (“SG&A”) expenses increased by $16.7 million, or 3%, for 2011 as compared to 2010. SG&A expenses increased due to restructuring costs, including severance, higher employee benefit costs and higher information technology costs.
Asset Impairment Charges We recorded impairment charges of $118.8 million in 2011 as compared to $3.8 million in 2010. The impairment charges in 2011 primarily relate to impairment charges at CMCS and the closure of certain rebar fabrication and CRP locations discussed above.
Interest Expense Our interest expense decreased by $4.7 million to $70.8 million during 2011 as compared to 2010 primarily as a result of the favorable impact of interest rate swap transactions of $10.0 million, offset by less capitalized interest as a result of completed capital projects during 2010.
Income Taxes Our effective tax rate from continuing operations for the year ended August 31, 2011 was (17.6)% as compared to 18.6% in 2010. Our effective tax rate for 2011 varies from our statutory rate primarily related to losses in Croatia not being tax benefitted as these losses might not be utilized in the allowed carryforward period.
Discontinued Operations Our joist and deck division, classified as a discontinued operation, reported an adjusted operating loss of $3.0 million during 2011 as compared to an adjusted operating loss of $59.8 million during 2010. The results for 2011 include carrying costs for the remaining owned real estate assets offset by a gain on the sale of certain joist facilities of $1.9 million. The results for 2010 includes the impairment and closure costs of exiting the joist and deck business offset by LIFO income of $19.4 million.
Outlook
Although our backlogs remain strong going into fiscal 2012, we believe the recovery in U.S non-residential construction will extend beyond fiscal year 2012. With high unemployment, tight credit and a general lack of confidence, private non-residential construction will remain challenging in fiscal 2012 and any government stimulus programs will have a marginal impact. We also believe the global macroeconomic environment will remain stagnant. Accordingly, we will continue our efforts to reduce our cost structure, improve operations and enhance cash flows.
We anticipate our Americas Recycling segment to continue to perform well in a scrap market influenced by global demand. Our Americas Mills segment should continue its solid performance that benefits from public sector construction and a product mix that includes merchant bar. Americas Fabrication will remain challenged with a lack of significant recovery in the non-residential construction sector. Forecasted continued growth in the Polish and German economies and enhanced product mix will support current levels of volume and pricing at our Polish mill. The global marketing expertise of our International Marketing and Distribution segment will allow us to continue to take advantage of opportunities as they arise. We anticipate the exiting of our Croatian steel pipe business will start to benefit our operations in the second half of fiscal 2012. We further believe our restructuring actions have better prepared us to operate effectively in a global market experiencing delayed recovery and have positioned the company to enhance performance when the construction market recovers.
2010 Compared to 2009
Americas Recycling During 2010, scrap prices, metal margins and shipments increased as this segment began recovering from the economic recession that significantly impacted operating results in 2009. Adjusted operating profit for 2010 was driven by improved margins from both prices and volumes and cost containment efforts. Metal margins were negatively impacted by LIFO expense of $11.2 million in 2010 as compared to LIFO income of $24.6 million in 2009. Ferrous pricing was stronger as domestic mill operating rates increased and general manufacturing output was higher. Nonferrous pricing was driven by strong export demand, primarily from Asia. We exported 10% of our ferrous scrap tonnage and 40% of our nonferrous scrap tonnage during the year.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands) for the year ended August 31:

			Increase
	2010	2009	Amount	%

Average ferrous selling price	$264	$179	$85	47%
Average nonferrous selling price	$2,636	$1,806	$830	46%
Ferrous tons shipped	1,900	1,471	429	29%
Nonferrous tons shipped	238	202	36	18%
Americas Mills We include our five domestic steel mills and our copper tube minimill in our Americas Mills segment.
Within the segment, adjusted operating profit for our five domestic steel mills was $33.7 million for 2010 as compared to $230.4 million for 2009. Adjusted operating profit primarily declined from ferrous margin compression, as scrap prices increased at a greater rate than average selling prices, and as a result of start-up costs at our new mill in Arizona. Additionally, we recorded LIFO expense of $19.1 million in 2010 as compared to LIFO income of $123.5 million in 2009. Our mills ran at 63% utilization during 2010 as compared to 60% during 2009. Rebar accounted for 52% of tonnage shipped, a decrease from 58% in 2009. Higher production rates as well as price increases in some alloys and natural gas rates resulted in an overall increase of $9.4 million in electrode, alloys and energy costs.
The table below reflects steel and ferrous scrap prices per ton for the year ended August 31:

			Increase (Decrease)
	2010	2009	Amount	%

Average mill selling price (finished goods)*	$591	$647	$(56)	(9%)
Average mill selling price (total sales)*	563	629	(66)	(10%)
Average cost of ferrous scrap consumed	292	254	38	15%
Average FIFO metal margin	271	375	(104)	(28%)
Average ferrous scrap purchase price	259	195	64	33%

*	Prior year domestic selling prices revised to eliminate net freight costs.

The table below reflects our domestic steel mills’ operating statistics (short tons in thousands) for the year ended August 31:

			Increase
	2010	2009	Amount	%

Tons melted	2,077	1,599	478	30%
Tons rolled	1,734	1,478	256	17%
Tons shipped	2,156	1,736	420	24%
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
Americas Fabrication This segment experienced challenging market conditions including strong competition, weak selling prices, lackluster demand and high steel costs eroding profits during 2010. As a result, this segment had significant declines in the average selling price and shipments which resulted in an adjusted operating loss of $107.8 million as compared to a profit of $145.7 million in 2009. Results were also negatively impacted by a decline in LIFO income of $96.8 million in 2010 as compared to 2009. Public works remained the most positive end-use markets for this segment during 2010. Although most divisions reported a loss for the year, our post plants and specialty heat treating operations were profitable for 2010. The composite average fabrication selling price was $768 per ton, down from $1,037 per ton in 2009.
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
International Mills CMC Zawiercie (“CMCZ”) had an adjusted operating loss of $31.6 million during 2010 as compared to an adjusted operating loss of $58.1 million during 2009. During 2010, this segment continued the trend of strong volumes combined with compressed metal margins. Metal margins continued to be compressed as ferrous scrap prices were driven by global demand while average selling prices increased slightly as the local market remained intensely competitive. Shipments included 297 thousand tons of billets compared to 241 thousand tons of billets in the prior year. During 2010, we hot commissioned our new flexible rolling mill which, when combined with our existing long products, wire rod mills and rod block, will enable us to upgrade, expand and tailor our product offerings.

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

PLN — Polish zlotys
CMC Sisak (“CMCS”) reported an adjusted operating loss of $41.9 million during 2010 as compared to an adjusted operating loss of $37.9 million during 2009 from challenging economic conditions. CMCS melted 89 thousand tons, rolled 64 thousand tons and shipped 61 thousand tons during 2010 as compared to 49 thousand tons melted, 63 thousand tons rolled and 67 thousand tons shipped during 2009. CMCS completed its furnace renovation during 2010, produced 40 thousand tons of steel with the new furnace and significantly increased its backlog.
Our fabrication operations in Poland and Germany had an adjusted operating loss of $4.7 million during 2010, a decrease in adjusted operating loss of $13.9 million from 2009. These results are included in the overall results of CMCZ discussed above.
International Marketing and Distribution This segment reported a decrease in sales, but an increase in adjusted operating results primarily from our international geographic presence and ability to participate in markets recovering from the global recession, primarily Asia and several markets in Europe. Additionally, improved pricing minimized the need for contract and inventory loss charges during 2010. Each of our major geographic marketing operations was profitable for 2010.
Corporate Our corporate expenses decreased $24.1 million in 2010 to $70.7 million primarily due to our cost containment initiative and fewer costs associated with the global installation of SAP software.
Consolidated Data The LIFO method of inventory valuation increased our net loss from continuing operations by $5.2 million for 2010 as compared to increasing our net earnings by $166.1 million for 2009. Our overall selling, general and administrative (“SG&A”) expenses decreased by $92.2 million, or 15%, for 2010 as compared to 2009. SG&A expenses primarily declined from our cost containment initiative, reductions in bad debt expense and fewer costs incurred with the global installation of SAP software.
Our interest expense decreased by $1.5 million to $75.5 million during 2010 as compared to 2009 as a result of the favorable impact of interest rate swap transactions of $5.7 million and a reduction in the use of discounted letters of credit offset by less capitalized interest as a result of completed capital projects during 2010.
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
Discontinued Operations Adjusted operating results for our divisions classified as discontinued operations decreased to a loss of $59.8 million in 2010 from adjusted operating profit of $32.6 million in 2009. The decrease in adjusted operating results is primarily due to significant costs associated with our decision to exit our joist and deck business during the second quarter of 2010. Additionally, these divisions recorded LIFO income of $19.4 million in 2010 as compared to LIFO income of $65.1 million in 2009. The results for 2009 include our joist and deck business in addition to one of our U.S. trading divisions which was winding down operations in 2009 and dissolved as of August 31, 2009.
2011 Liquidity and Capital Resources
See Note 9, Credit Arrangements, to the consolidated financial statements.
We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities. While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades. Additionally, changes by any rating agency to our credit rating can negatively impact our liquidity including the terms upon which we may borrow under our commercial paper program and increased cost of borrowing.
The table below reflects our sources, facilities and availability of liquidity and capital resources as of August 31, 2011 (dollars in thousands):

	Total Facility	Availability
Cash and cash equivalents	$222,390	$	N/A
Revolving Credit Facility/Commercial paper program*	400,000		400,000
Domestic receivable sales facility	100,000		50,000
International accounts receivable sales facilities	204,144		71,912
Bank credit facilities — uncommitted	908,866		510,253
Notes due from 2013 to 2018	1,100,000		**
CMCZ term facility	48,648		—
CMCS term facility	18,476		—
Trade financing arrangements	**	As required
Equipment notes	10,632		**

*	The commercial paper program is supported by our $400 million unsecured revolving credit agreement. The availability under the revolving credit agreement is reduced by commercial paper outstanding. The availability under the revolving credit agreement may be limited by the debt to capitalization ratio covenant. As of August 31, 2011, there was no amount outstanding under the commercial paper program.

**	We believe we have access to additional financing and refinancing, if needed.
We utilize uncommitted credit facilities to meet short-term working capital needs. Our uncommitted credit facilities primarily support import letters of credit (including accounts payable settled under bankers’ acceptances), foreign exchange transactions and short-term advances.
Our 5.625% $200 million notes due November 2013, 6.50% $400 million notes due July 2017 and our 7.35% $500 million notes due August 2018 require only payments of interest until maturity. Our CMCZ and CMCS term facilities require quarterly interest and principal payments. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to get additional financing or refinance these notes when they mature.
Certain of our financing agreements include various financial covenants. Our revolving credit facility requires us to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense) of not less than 2.50 to 1.00 for the twelve month cumulative period ended August 31, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At August 31, 2011, our interest coverage ratio was 3.35 to 1.00. The debt to capitalization ratio covenant under the agreement requires us to maintain a ratio not greater than 0.60 to 1.00. At August 31, 2011, our debt to capitalization ratio was 0.54 to 1.00. The revolving credit facility is used as an alternative source of liquidity. Our public debt does not contain these covenants.
On October 20, 2011, we repaid our CMCZ term note and subsequently entered into uncommitted lines of credit facilities of PLN 125 million with several banks.
We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and record allowances as soon as we believe accounts are uncollectible based on current market conditions and customers’ financial condition. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate the amount of credit insured receivables (and those covered by export letters of credit) was approximately 64% of total receivables at August 31, 2011.
For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 4, Sales of Accounts Receivable, to the consolidated financial statements. Our domestic sale of receivables program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement, and contains covenants that conform to the same requirements contained in our revolving credit agreement. Compliance with these covenants is discussed above.
Cash Flows Our cash flows from operating activities primarily result from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products. We also sell and rent construction-related products and accessories. We have a diverse and generally stable customer base. We use futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metal commodity prices. See Note 10, Derivatives and Risk Management, to the consolidated financial statements.
During 2011, we generated $27.7 million of net cash flows from operating activities as compared to generating $44.9 million in 2010. Significant fluctuations in working capital were as follows:
•	Inventory — more cash was used in 2011 as improved demand resulted in increased volume and higher prices in our inventory balance as compared to 2010;

•	Other assets — more cash was generated during 2011 due to income tax refunds received of approximately $90 million primarily consisting of federal tax refunds; and

•	Accounts payable — accounts payable increased approximately $80 million during 2011 to support growth in the business. However, accounts payable increased more in 2010 due to low volumes at the end of 2009 from the recession.
During 2011, we used $61.5 million of net cash flows from investing activities as compared to $133.6 million in 2010. We invested $73.2 million in property, plant and equipment during 2011, a decrease of $53.9 million from 2010. Proceeds from the sale of property, plant and equipment increased by $30.5 million as compared to 2010 primarily from the sale of certain assets of our joist business and forms from our heavy forms rental business. Additionally, we spent $48.4 million on acquisitions during 2011.
We expect our total capital budget for fiscal 2012 to be approximately $139 million. We continually assess our capital spending and reevaluate our requirements based on current and expected results.
During 2011, we used $147.0 million from financing activities as compared to generating $84.6 million during 2010. The increase in cash used was primarily due to the decrease in documentary letters of credit of $56.0 million in 2011 as compared to the increase in documentary letters of credit of $117.4 million in 2010. Our cash dividends have remained consistent at approximately $55 million for both periods.
Our contractual obligations for the next twelve months of approximately $1.0 billion are typically expenditures with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
Contractual Obligations
The following table represents our contractual obligations as of August 31, 2011 (dollars in thousands):

	Payments Due By Period*
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt(1)	$1,226,405	$58,908	$224,605	$1,872	$941,020
Notes payable	6,200	6,200	—	—	—
Interest(2)	328,798	57,792	104,555	93,808	72,643
Operating leases(3)	132,736	36,289	48,887	30,694	16,866
Purchase obligations(4)	1,005,007	861,479	87,845	47,477	8,206

Total contractual cash obligations	$2,699,146	$1,020,668	$465,892	$173,851	$1,038,735

*	We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the August 31, 2011 consolidated balance sheet. See Note 9, Credit Arrangements, to the consolidated financial statements.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of August 31, 2011. Also, amounts include the effect of our interest rate swaps based on the LIBOR forward rate at August 31, 2011.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of August 31, 2011. See Note 16, Commitments and Contingencies, to the consolidated financial statements.

(4)	Approximately 71% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures.
Other Commercial Commitments
We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At August 31, 2011, we had committed $31.8 million under these arrangements, of which $31.1 million is cash collateralized. All of the commitments expire within one year.
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
Environmental and Other Matters
See Note 16, Commitments and Contingencies, to the consolidated financial statements.
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
Superfund The U.S. Environmental Protection Agency (“EPA”) or an equivalent state agency notified us that we are considered a PRP at ten sites, none owned by us. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) or a similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability at the sites. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. At August 31, 2011, based on currently available information, which is in many cases preliminary and incomplete, we had $1.0 million accrued for cleanup and remediation costs in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for the years ended August 31, 2011, 2010 and 2009 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.
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
In 2011, we incurred environmental expenses of $32.2 million. The expenses included the cost of environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. During 2011, approximately $4 million of our capital expenditures related to costs directly associated with environmental compliance. At August 31, 2011, $16.3 million was accrued for environmental liabilities of which $5.1 million was classified as other long-term liabilities.
Dividends
We have paid quarterly cash dividends in each of the past 188 consecutive quarters. We paid dividends in 2011 at the rate of $0.12 per share for all quarters.

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
Goodwill We test for impairment of goodwill by estimating the fair value of each reporting unit compared to its carrying value. Our reporting units are based on our internal reporting structure and represent an operating segment or a reporting level below an operating segment. Additionally, our reporting units are aggregated based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. We have determined our reporting units that have a significant amount of goodwill to be our domestic recycling and domestic fabrication segments. We use a discounted cash flow model to calculate the fair value of our reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions. We perform the goodwill impairment test in the fourth quarter of each fiscal year and when changes in circumstances indicate an impairment event may have occurred. Based on our analysis during the fourth quarter of 2011, the estimated fair value of our reporting units substantially exceeded their carrying values.
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
Other Accounting Policies and New Accounting Pronouncements See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Approach to Minimizing Market Risk See Note 10, Derivatives and Risk Management, to the consolidated financial statements for disclosure regarding our approach to minimizing market risk and summarized market risk information for the preceding fiscal year. Also, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements. The following types of derivative instruments were outstanding or utilized during 2011, in accordance with our risk management program.
Currency Exchange Forwards We enter into currency exchange forward contracts as economic hedges of international trade commitments denominated in currencies other than the functional currency of the Company or its subsidiaries. No single foreign currency poses a primary risk to us. Fluctuations that cause temporary disruptions in one market segment tend to open opportunities in other segments.
Commodity Prices We base pricing in some of our sales and purchase contracts on metal commodity futures exchange quotes, which we determine at the beginning of the contract. Due to the volatility of the metal commodity indexes, we enter into metal commodity futures contracts for copper, aluminum, nickel and zinc. These futures mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodity prices on these contractual commitments. Physical transaction quantities will not match exactly with standard commodity lot sizes, leading to minimal gains and losses from ineffectiveness.
Natural Gas We enter into natural gas forward contracts as economic hedges of the Company’s Americas Mills operations based on anticipated consumption of natural gas in order to mitigate the risk of unanticipated increases in operating cost due to the volatility of natural gas prices.
Freight We occasionally enter into freight forward contracts when sales commitments to customers include a fixed price freight component in order to minimize the effect of the volatility of ocean freight rates.
Interest Rates We enter into interest rate swap contracts to maintain a portion of our debt obligations at variable interest rates. These interest rate swap contracts, under which we have agreed to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed rate debt. Our interest rate swap contract commitments were $800 million as of August 31, 2011. If interest rates increased or decreased by one percentage point, the impact on interest expense related to our variable-rate debt would be approximately $8 million and the impact on fair value of our long-term debt would be approximately $56 million as of August 31, 2011.

The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.
Gross foreign currency exchange contract commitments as of August 31, 2011:

Functional Currency		Foreign Currency			U.S.
	Amount		Amount	Range of	Equivalent
Type	(in thousands)	Type	(in thousands)	Hedge Rates[1]	(in thousands)

AUD	45	EUR	33	0.74	$49
AUD	121	GBP	79	0.65 — 0.66	129
AUD	35	NZD[2]	44	1.25	38
AUD	105,824	USD	111,781	0.99 — 1.10	111,781
AUD	313	CNY[3]	2,064	6.58 — 6.60	326
EUR	1,452	HRK[4]	10,830	7.43 — 7.50	2,080
EUR	2,821	USD	4,096	1.43 — 1.46	4,096
GBP	2,515	EUR	2,864	0.87 — 0.88	4,074
GBP	49	PLN	233	4.76 — 4.85	80
GBP	13,776	USD	22,442	1.62 — 1.64	22,442
PLN	345,246	EUR	84,622	3.95 — 4.20	121,667
PLN	1,878	USD	648	2.84 — 2.95	648
SGD	9,979	USD	8,292	1.20 — 1.21	8,292
USD	18,176	EUR	12,821	1.33 — 1.44	18,176
USD	36,446	CNY	232,706	6.37 — 6.44	36,446

					$330,324

1	—	Substantially all foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

2	—	New Zealand dollar

3	—	Chinese yuan

4	—	Croatian kuna
Gross metal commodity contract commitments as of August 31, 2011:

						Range or	Total Contract
		Long/	# of	Standard	Total	Amount of Hedge	Value at Inception
Terminal Exchange	Metal	Short	Lots	Lot Size	Weight	Rates Per MT/lb.	(in thousands)

London Metal Exchange	Aluminum	Long	127	25 MT	3,175 MT	$2,353.00 — 2,387.00	$7,532
	Aluminum	Short	15	25 MT	375 MT	2,372.50 — 2,430.50	901
	Copper	Long	1	25 MT	37 MT	8,355.07 — 9,544.90	332
New York Mercantile Exchange	Copper	Long	73	25,000 lbs.	1,825,000 lbs.	393.90 — 455.45	7,678
	Copper	Short	511	25,000 lbs.	12,775,000 lbs.	392.25 — 451.10	53,538

							$69,981

•	MT = Metric Ton

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2011. Deloitte & Touche LLP has audited the effectiveness of the Company’s internal control over financial reporting; their attestation report is included on page 45 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas
We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended August 31, 2011 of the Company and our report dated October 31, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Dallas, Texas
October 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 31, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Dallas, Texas
October 31, 2011

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended August 31,
(in thousands, except per share data)	2011	2010	2009

Net sales	$7,918,430	$6,306,102	$6,409,376
Costs and expenses:
Cost of goods sold	7,301,815	5,911,065	5,712,347
Selling, general and administrative expenses	537,113	520,369	612,563
Impairment of assets	118,795	3,766	5,568
Interest expense	70,806	75,508	76,964

	8,028,529	6,510,708	6,407,442
Earnings (loss) from continuing operations before taxes	(110,099)	(204,606)	1,934
Income taxes (benefit)	19,328	(38,118)	747

Earnings (loss) from continuing operations	(129,427)	(166,488)	1,187
Earnings (loss) from discontinued operations before taxes	(2,965)	(59,762)	31,991
Income taxes (benefit)	(2,988)	(21,142)	12,926

Earnings (loss) from discontinued operations	23	(38,620)	19,065

Net earnings (loss)	(129,404)	(205,108)	20,252
Less net earnings (loss) attributable to noncontrolling interests	213	236	(550)

Net earnings (loss) attributable to CMC	$(129,617)	$(205,344)	$20,802

Basic earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$(1.13)	$(1.47)	$0.02
Earnings (loss) from discontinued operations	—	(0.34)	0.17

Net earnings (loss)	$(1.13)	$(1.81)	$0.19

Diluted earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$(1.13)	$(1.47)	$0.02
Earnings (loss) from discontinued operations	—	(0.34)	0.16

Net earnings (loss)	$(1.13)	$(1.81)	$0.18
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands, except share and per share data)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$222,390	$399,313
Accounts receivable (less allowance for doubtful accounts of $16,095 and $29,721)	956,852	824,339
Inventories	908,338	674,680
Other	238,673	276,874

Total current assets	2,326,253	2,175,206

Property, plant and equipment:
Land	93,496	94,426
Buildings and improvements	507,797	540,285
Equipment	1,666,682	1,649,723
Construction in process	42,499	56,124

	2,310,474	2,340,558
Less accumulated depreciation and amortization	(1,198,459)	(1,108,290)

	1,112,015	1,232,268
Goodwill	77,638	71,580
Other assets	167,225	227,099

Total assets	$3,683,131	$3,706,153

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$585,289	$504,388
Accounts payable-documentary letters of credit	170,683	226,633
Accrued expenses and other payables	377,774	324,897
Notes payable	6,200	6,453
Commercial paper	—	10,000
Current maturities of long-term debt	58,908	30,588

Total current liabilities	1,198,854	1,102,959

Deferred income taxes	49,572	43,668
Other long-term liabilities	106,560	108,870
Long-term debt	1,167,497	1,197,282

Total liabilities	2,522,483	2,452,779

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,533,763 and 114,325,349 shares	1,290	1,290
Additional paid-in capital	371,616	373,308
Accumulated other comprehensive income (loss)	59,473	(12,526)
Retained earnings	993,578	1,178,372
Less treasury stock 13,526,901 and 14,735,315 shares at cost	(265,532)	(289,708)

Stockholders’ equity attributable to CMC	1,160,425	1,250,736
Stockholders’ equity attributable to noncontrolling interests	223	2,638

Total equity	1,160,648	1,253,374

Total liabilities and stockholders’ equity	$3,683,131	$3,706,153

See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended August 31,
(in thousands)	2011	2010	2009

Cash flows from (used by) operating activities:
Net earnings (loss)	$(129,404)	$(205,108)	$20,252
Adjustments to reconcile net earnings (loss) to cash flows from (used by) operating activities:
Depreciation and amortization	159,576	168,934	154,679
Provision for losses (recoveries) on receivables, net	306	(2,582)	33,733
Stock-based compensation	12,893	13,132	17,475
Deferred income taxes	(19,856)	59,286	(49,066)
Tax benefits from stock plans	(2,355)	(4,033)	(926)
Net (gain) loss on sale of assets and other	(1,315)	(4,740)	2,795
Write-down of inventory	25,503	53,203	127,056
Asset impairment	120,145	35,041	8,468
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	(168,779)	(106,402)	692,386
Accounts receivable sold (repurchased), net	78,297	10,239	(129,227)
Decrease (increase) in inventories	(200,204)	(60,612)	533,896
Decrease (increase) in other assets	73,382	(94,313)	94,183
Increase (decrease) in accounts payable, accrued expenses, other payables and income taxes	82,642	186,952	(691,912)
Decrease in other long-term liabilities	(3,084)	(4,087)	(7,256)

Net cash flows from operating activities	27,747	44,910	806,536

Cash flows from (used by) investing activities:
Capital expenditures	(73,215)	(127,121)	(369,694)
Proceeds from the sale of property, plant and equipment and other	53,394	22,887	2,620
Proceeds from the sale of equity method investments	10,802	—	—
Acquisitions, net of cash acquired	(48,386)	(2,448)	(906)
Increase in deposit for letters of credit	(4,123)	(26,930)	—

Net cash flows used by investing activities	(61,528)	(133,612)	(367,980)

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit	(55,950)	117,423	(83,282)
Short-term borrowings, net change	(10,253)	14,636	(26,244)
Repayments on long-term debt	(33,577)	(29,939)	(132,496)
Proceeds from issuance of long-term debt	—	22,438	64,014
Stock issued under incentive and purchase plans	9,615	10,494	3,284
Treasury stock acquired	—	—	(18,514)
Cash dividends	(55,177)	(54,489)	(54,139)
Tax benefits from stock plans	2,355	4,033	926
Contribution from (purchase of) noncontrolling interests	(4,027)	21	—

Net cash flows from (used by) financing activities	(147,014)	84,617	(246,451)
Effect of exchange rate changes on cash	3,872	(2,205)	(5,528)

Increase (decrease) in cash and cash equivalents	(176,923)	(6,290)	186,577
Cash and cash equivalents at beginning of year	399,313	405,603	219,026

Cash and cash equivalents at end of year	$222,390	$399,313	$405,603

See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other		Treasury Stock		Non-
	Number of		Paid-In	Comprehensive	Retained	Number of		Controlling
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Interests	Total

Balance, September 1, 2008	129,060,664	$1,290	$371,913	$112,781	$1,471,542	(15,283,512)	$(319,143)	$3,643	$1,642,026

Comprehensive income (loss):
Net earnings (loss)					20,802			(550)	20,252
Other comprehensive income (loss):
Foreign currency translation adjustment				(89,110)				(722)	(89,832)
Unrealized gain on derivatives, net of taxes ($2,339)				11,034					11,034
Defined benefit obligation, net of taxes $90				(448)					(448)

Comprehensive loss									(58,994)

Cash dividends					(54,139)				(54,139)
Treasury stock acquired						(1,752,900)	(18,514)		(18,514)
Issuance of stock under incentive and purchase plans, net of forfeitures			(9,577)			549,181	12,861		3,284

Stock-based compensation			17,475						17,475
Tax benefits from stock plans			926						926

Balance, August 31, 2009	129,060,664	$1,290	$380,737	$34,257	$1,438,205	(16,487,231)	$(324,796)	$2,371	$1,532,064

Comprehensive income (loss):
Net earnings (loss)					(205,344)			236	(205,108)
Other comprehensive income (loss):
Foreign currency translation adjustment				(45,607)				10	(45,597)
Unrealized loss on derivatives, net of taxes $150				(79)					(79)
Defined benefit obligation, net of taxes $620				(1,097)					(1,097)

Comprehensive loss									(251,881)

Cash dividends					(54,489)				(54,489)
Issuance of stock under incentive and purchase plans, net of forfeitures			(24,594)			1,751,916	35,088		10,494
Stock-based compensation			13,132						13,132
Tax benefits from stock plans			4,033						4,033
Contribution from noncontrolling interests								21	21

Balance, August 31, 2010	129,060,664	$1,290	$373,308	$(12,526)	$1,178,372	(14,735,315)	$(289,708)	$2,638	$1,253,374

Comprehensive income (loss):
Net earnings (loss)					(129,617)			213	(129,404)
Other comprehensive income (loss):
Foreign currency translation adjustment				72,987					72,987
Unrealized loss on derivatives, net of taxes $119				(195)					(195)
Defined benefit obligation, net of taxes $28				(793)					(793)

Comprehensive loss									(57,405)

Cash dividends					(55,177)				(55,177)
Issuance of stock under incentive and purchase plans, net of forfeitures			(14,561)			1,208,414	24,176		9,615
Stock-based compensation			11,913						11,913
Tax benefits from stock plans			2,355						2,355
Purchase of noncontrolling interest			(1,399)					(2,628)	(4,027)

Balance, August 31, 2011	129,060,664	$1,290	$371,616	$59,473	$993,578	(13,526,901)	$(265,532)	$223	$1,160,648

See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS
Nature of Operations The Company recycles, manufactures, and markets steel and metal products and related materials. Its domestic recycling facilities, mills, fabrication facilities, and markets are primarily located in the U.S. Sunbelt from the mid-Atlantic area through the west. Additionally, the Company operates steel minimills in Poland and Croatia, fabrication shops in Europe and processing facilities in Australia. Through its global marketing offices, the Company markets and distributes steel and nonferrous metal products and other industrial products worldwide. See Note 19, Business Segments.
Consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances are eliminated.
Investments in 20% to 50% owned affiliates with respect to which the Company has the ability to exercise a significant influence over the operating and financial policies are accounted for on the equity method. All investments under 20% are accounted for under the cost method. In 2011, the Company sold all remaining interests in affiliates accounted for under the equity method.
Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates regarding assets and liabilities and associated revenues and expenses. Management believes these estimates to be reasonable; however, actual results may vary.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition Sales are recognized when title passes to the customer either when goods are shipped or when they are delivered based upon the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. When the Company estimates that a contract with a customer will result in a loss, the entire loss is accrued as soon as it is probable and estimable. As of August 31, 2011 and 2010, the Company recorded unbilled revenue related to fabrication projects of $13.2 million and $14.3 million, respectively, included in accounts receivable in the consolidated financial statements.
Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts to reflect an estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers’ financial condition.
Credit Risk. The Company maintains both corporate and divisional credit departments. Credit limits are set for each customer. Some of the Company’s division use credit insurance or letters of credit to ensure prompt payment in accordance with terms of sale. Generally, collateral is not required. The Company’s accounts receivable were secured by credit insurance and/or letters of credit in the amount of approximately $690 million and $520 million at August 31, 2011 and 2010.
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

Property, Plant and Equipment Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Provision for amortization of leasehold improvements are made at annual rates based upon the lesser of the estimated useful lives of the assets or terms of the leases. Major maintenance is expensed as incurred. At August 31, 2011, the useful lives used for depreciation and amortization were as follows:

Buildings	7 to 40 years
Land improvements	3 to 25 years
Leasehold improvements	3 to 15 years
Equipment	3 to 25 years
Goodwill The Company tests for impairment of goodwill by estimating the fair value of each reporting unit compared to its carrying value. The Company’s reporting units are based on its internal reporting structure and represent an operating segment or a reporting level below an operating segment.
Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. The Company uses a discounted cash flow model to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions. The Company performs the goodwill impairment test in the fourth quarter each fiscal year and when changes in circumstances indicate an impairment event may have occurred. Based on the Company’s analysis during the fourth quarter of 2011, the estimated fair value of the reporting units substantially exceeded their carrying value.
Impairment of Long-Lived Assets The Company evaluates the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted.
Severance Charges The Company recorded consolidated severance costs of $8.2 million, $21.5 million and $12.5 million during 2011, 2010 and 2009, respectively. These severance costs related to involuntary employee terminations initiated as part of the Company’s focus on operating expense management and reductions in headcount to meet current production levels. During 2011, the Company closed several locations which resulted in involuntary employee termination benefits. These termination benefits have been included in selling, general and administrative expenses in the Company’s consolidated financial statements. As of August 31, 2011 and 2010, the remaining liability to be paid in the future related to termination benefits was $5.4 million and $3.1 million, respectively.
Deposits for Letters of Credit The Company purchases insurance for certain exposures including workers’ compensation, auto liability and general liability, as well as property damage and business interruption, which include specified deductibles. The retained or self-insurance components of these programs are secured by letters of credit which are collateralized by cash deposits of $31.1 million and $26.9 million at August 31, 2011 and 2010, respectively, and are recorded in other current assets.
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
Stock-Based Compensation The Company recognizes stock-based transactions at fair value in the financial statements. The fair value of each stock-based award is estimated at the date of grant using either the Black-Scholes pricing model or a binomial model. Total compensation cost is amortized over the requisite service period using the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting.
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
Income Taxes The Company and its U.S. subsidiaries file a consolidated Federal income tax return. Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in Note 12, Income Tax. Benefits from tax credits are reflected currently in earnings. The Company intends to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. The Company records income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.
Foreign Currencies The functional currency of most of the Company’s European marketing and distribution operations and CMC Sisak in Croatia (“CMCS”) is the euro. The functional currencies of the Company’s Australian, CMC Zawiercie in Poland (“CMCZ”), United Kingdom, and certain Chinese, Mexican and Singaporean operations are their local currencies. The remaining international subsidiaries’ functional currency is the U.S. dollar. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Transaction gains (losses) from transactions denominated in currencies other than the functional currencies, recorded as a component of selling, general and administrative expenses, were $7.1 million, $(2.7) million and $(5.3) million for the years ended August 31, 2011, 2010 and 2009, respectively.
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
Comprehensive Income (Loss) The Company reports comprehensive income (loss) in its consolidated statements of stockholders’ equity. Comprehensive income (loss) consists of net earnings (loss) plus gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net earnings (loss), such as gains and losses related to certain derivative instruments, defined benefit plan obligations and translation effect of foreign currency assets and liabilities, net of tax. Accumulated other comprehensive income (loss), net of taxes, is comprised of the following:

(in thousands)	2011	2010

Foreign currency translation adjustment	$58,937	$(14,050)
Unrealized gain on derivatives	4,677	4,872
Defined benefit obligations	(4,141)	(3,348)

Total	$59,473	$(12,526)

Recent Accounting Pronouncements In the first quarter of 2011, the Company adopted accounting guidance related to the accounting for transfers of financial assets. The guidance clarifies the determination of a transferor’s continuing involvement in a transferred financial asset and limits the circumstances in which a financial asset should be removed from the balance sheet when the transferor has not transferred the entire original financial asset. See Note 4, Sales of Accounts Receivable, for additional details.
In June 2011, new accounting guidance was issued which amends the disclosure requirements for presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is required to adopt the provisions of this guidance in the first quarter of fiscal 2013. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 3. ACQUISITIONS AND DISPOSITIONS
Acquisitions During the fourth quarter of 2011, the Company completed the purchase of G.A.M. Steel Pty. Ltd., based in Melbourne, Australia (“G.A.M.”) for $48.4 million, subject to final purchase price adjustment. G.A.M. is a leading distributor and processor of steel long products and plate, servicing the structural fabrication, rural and manufacturing segments in the state of Victoria. The acquisition of G.A.M. will complement the Company’s existing national long products distribution investments in Australia.

The following is a summary of the allocation of the total purchase price, subject to final purchase price adjustment, as of the date of acquisition:

(in thousands)	Total

Accounts receivable	$16,758
Inventories	21,574
Other current assets	146
Property, plant and equipment	8,229
Goodwill	5,047
Intangible assets	4,708
Other assets	1,566
Liabilities	(9,642)

Net assets acquired	$48,386

The intangible assets acquired include customer bases and trade names which are being amortized over seven years.
During the years ended August 31, 2010 and 2009, the Company did not have any material business acquisitions.
Dispositions During 2011, CMC Construction services, a subsidiary of the Company included in the Americas Fabrication segment, completed the sale of heavy forming and shoring equipment for approximately $35 million. The Company recorded a loss on sale of approximately $0.5 million in connection with this transaction.
NOTE 4. SALES OF ACCOUNTS RECEIVABLE
During the third quarter of 2011, the Company entered into a sale of accounts receivable program that expires on March 29, 2013. The Company periodically contributes, and several of its subsidiaries periodically sell without recourse, certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary, CMC Receivables, Inc. (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. Depending on the Company’s level of financing needs, CMCRV will sell the trade accounts receivable in their entirety to a third party financial institution. The third party financial institution will advance up to a maximum of $100 million for all receivables and the remaining portion due to the Company will be deferred until the ultimate collection of the underlying receivables. The facility can be increased to a maximum of $200 million with consent of the financial institution. The Company accounts for sales to the financial institution as true sales and the cash advances for receivables are removed from the consolidated balance sheets and reflected as cash provided by operating activities. Additionally, the receivables program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under one of its credit arrangements. The covenants contained in this agreement are consistent with the credit facility fully described in Note 9, Credit Arrangements.
At August 31, 2011, the Company sold $557.0 million of receivables to the third party financial institution, of which $50.0 million was received as an advance payment. The remaining amount of $507.0 million is the deferred purchase price. The fair value of the deferred purchase price at August 31, 2011 was $494.7 million and is included as a trade receivable on the consolidated balance sheets. The carrying value of the deferred purchase price approximates fair value due to the short-term nature of the underlying financial assets. The Company’s previous accounts receivable securitization agreement expired on January 31, 2011. As of August 31, 2010, no receivables had been sold under the expired program.
In addition to the domestic sale of accounts receivable program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $132.2 million and $103.9 million at August 31, 2011 and 2010, respectively. The Australian program contains financial covenants in which the subsidiary must meet certain coverage and tangible net worth levels, as defined. At August 31, 2011, the Australian subsidiary was not in compliance with these covenants. Commercial Metals Company provided a guarantee of our Australian subsidiary’s performance resulting in the financial covenants being waived at August 31, 2011. The guarantee will cease to be effective when the Australian subsidiary is in compliance with the financial covenants for two consecutive quarters.
During 2011 and 2010, proceeds from the domestic and international sales of receivables were $1.3 billion and $831.0 million, respectively, and cash payments to the owners of receivables were $1.2 billion and $820.8 million, respectively. The Company is responsible for servicing the receivables for a nominal servicing fee. Discounts on domestic and international sales of accounts receivable were $5.1 million, $4.0 million and $4.9 million for the years ended August 31, 2011, 2010 and 2009, respectively. These discounts primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 5. INVENTORIES
Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the LIFO method. LIFO inventory reserves were $307.3 million and $230.3 million at August 31, 2011 and 2010, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the FIFO method.
At August 31, 2011 and 2010, 49% and 51%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to CMCZ and certain marketing and distribution businesses.
The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At August 31, 2011 and 2010, $107.7 million and $59.1 million, respectively, were in raw materials.
During 2011, there was no liquidation of LIFO inventories. During 2010 and 2009, inventory quantities in certain LIFO pools were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect for 2010 and 2009 decreased net loss by $33.9 million and increased net earnings by $49.3 million, respectively.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
During 2011, the Company recorded an increase in goodwill relating to the acquisition of G.A.M. as discussed in Note 3, Acquisitions and Dispositions. The Company recorded no impairment charges for goodwill for the years ended August 31, 2011 and 2009. During the year ended August 31, 2010, the Company recorded goodwill impairment charges of $2.8 million primarily due to the exit of the joist and deck business. Other changes in goodwill balances relate to translation adjustments relating to goodwill recorded at international divisions.
The following intangible assets subject to amortization are included within other assets on the consolidated balance sheets as of August 31:

	2011			2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Customer base	$34,128	$12,714	$21,414	$56,423	$17,453	$38,970
Non-competition agreements	4,183	3,281	902	9,984	7,211	2,773
Favorable land leases	7,063	521	6,542	5,728	388	5,340
Brand name	4,207	803	3,404	1,509	557	952
Other	101	25	76	265	18	247

Total	$49,682	$17,344	$32,338	$73,909	$25,627	$48,282

Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets for the years ended August 31, 2011, 2010, and 2009 was $9.9 million, $11.2 million, and $15.5 million, respectively. At August 31, 2011, the weighted average remaining useful lives of these intangible assets, excluding the favorable land leases in Poland, were five years. The weighted average lives of the favorable land leases were 78 years. Estimated amounts of amortization expense for the next five years are as follows:

Year	(in thousands)

2012	$5,981
2013	4,954
2014	4,898
2015	4,845
2016	3,210

NOTE 7. IMPAIRMENT AND FACILITY CLOSURE COSTS
The Company evaluates the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable. Facility closures and changes in market conditions and economic environment could impact future operating results and cash flows.
During the fourth quarter of 2011, the Company prepared an impairment analysis on its steel pipe manufacturing operation at CMCS based on the following impairment indicators: management determined that improvements in key operating areas could not be achieved and maintained without additional capital expenditures; CMCS could not achieve adequate market share for billets as the mill is currently designed; the down-turn in global economy, especially debt issues in Europe, further delayed recovery and will likely result in continued losses in future years; accession of Croatia to the European Union which is required to allow the operation to be competitive was further delayed until 2013 or mid-2014; and uncertainties in the Middle East and North Africa, the primary markets for CMCS. As a result, the Company recorded impairment charges to impair the CMCS operation. The operations of CMCS are included as part of the International Mills segment.
Additionally, the Company decided to close certain rebar fabrication and construction services (“CRP”) locations and the Company’s fabrication operation in Germany during the fourth quarter of 2011. As a result, the Company recorded impairment charges for these locations. Additionally, the Company determined that based on current market conditions and operating results as part of the Company’s annual budget process, one of the Company’s rebar fabrication customer base intangible assets was not recoverable. As a result, the Company recorded an impairment charge to reduce the customer base intangible to its estimated fair value. The rebar and CRP operations are included as part of the Americas Fabrication segment and the German fabrication operation is included as part of the International Mills segment.
The impairment of property, plant and equipment was based on the fair values calculated by independent appraisals. The fair values include estimated cost to sell the assets. The CRP locations are leased properties. Lease termination costs represent the estimated fair value of future lease payments less any sub-lease income which the Company recorded at the cease use date of the leased property.
In connection with these actions, the following pre-tax charges were recorded in 2011:

(in thousands)

Impairment of property, plant and equipment and other assets	$106,655
Impairment of customer list intangible asset	12,140
Write-down of inventory	8,500
Severance costs	5,051
Lease termination costs	2,196
Other closure costs	7,700
NOTE 8. DISCONTINUED OPERATIONS
During the second quarter of 2010, the Company’s Board approved a plan to exit the joist and deck business through the sale of those facilities. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. The Company recorded $26.8 million to impair property, plant and equipment, $4.5 million to write-off intangible assets and goodwill, and $7.4 million of inventory valuation adjustments in 2010. The Company recorded no severance expense in 2011 and $11.7 million in 2010 associated with exiting the business. The joist and deck business was in the Americas Fabrication segment.
During 2011, the Company completed the sale of the majority of the joist assets resulting in a gain of $1.9 million. During 2010, the Company completed the sale of the majority of the deck assets resulting in a gain of $2.6 million and LIFO income of $1.9 million from the liquidation of the LIFO reserve. At August 31, 2011, the remaining assets consist of real property for five locations.

Various financial information for discontinued operations is as follows:

(in thousands)	2011	2010	2009

At August 31,
Current assets	$224	$10,850	$60,594
Noncurrent assets	10,775	27,045	79,861
Current liabilities	7,862	14,723	25,885
Noncurrent liabilities	—	22	72

Fiscal Year
Revenue	1,369	122,971	474,056
Earnings (loss) before taxes	(2,965)	(59,762)	31,991
NOTE 9. CREDIT ARRANGEMENTS
The Company has a commercial paper program, which is supported by the Company’s revolving credit facility, under which it can issue short-term, unsecured commercial paper notes on a private placement basis up to $400 million. This program provides access to liquidity at cost effective rates through two commercial paper dealers. The Company’s revolving credit facility of $400 million has a maturity date of November 24, 2012 and includes certain covenants. The Company is required to maintain a minimum interest coverage ratio of not less than 2.50 to 1.00 for the twelve month cumulative period ended August 31, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At August 31, 2011, the Company’s interest coverage ratio was 3.35 to 1.00. The agreement also requires the Company to maintain a debt to capitalization ratio covenant not greater than 0.60 to 1.00. At August 31, 2011, the Company’s debt to capitalization ratio was 0.54 to 1.00. The agreement provides for interest based on LIBOR, Eurodollar or Bank of America’s prime rate.
The Company had no amounts outstanding under its commercial paper program at August 31, 2011. There was $10 million outstanding at August 31, 2010. There were no amounts outstanding on the revolving credit facility at August 31, 2011 and 2010. The availability under the revolving credit agreement is reduced by the outstanding amount under the commercial paper program. At August 31, 2011, $400 million was available under the revolving credit agreement.
The Company has numerous uncommitted credit facilities available from domestic and international banks. These credit facilities are used, in general, to support import letters of credit (including accounts payable settled under bankers’ acceptances as described in Note 2, Summary of Significant Accounting Polices), foreign exchange transactions and short term advances which are priced at market rates.
Long-term debt, including the net effect of interest rate swap revaluation adjustments, was as follows as of August 31:

	Weighted Average
(in thousands)	Interest Rate at 2011	2011	2010

5.625% notes due November 2013	3.6%	$207,752	$208,253
6.50% notes due July 2017	4.9%	414,198	400,000
7.35% notes due August 2018	5.5%	526,699	524,185
CMCZ term note due May 2013	6.5%	48,648	69,716
CMCS financing agreement due July 2014	5.0%	18,476	19,006
Other, including equipment notes		10,632	6,710

		1,226,405	1,227,870
Less current maturities		58,908	30,588

		$1,167,497	$1,197,282

Interest on the notes, except for the CMCZ note, is payable semiannually.
Effective May 20, 2011, the Company entered into an interest rate swap transaction to hedge the fair value changes on its 6.50% notes due July 2017 (“2017 Notes”). On March 23, 2010, the Company entered into two interest rate swap transactions on its 5.625% notes due November 2013 (“2013 Notes”) and 7.35% notes due August 2018 (“2018 Notes”). The swap transactions were designated as fair value hedges at inception and effectively convert all fixed rate interest to floating rate interest on the Company’s 2013 Notes, and effectively convert fixed rate interest to floating rate interest with respect to $300 million in principal amount on each of the 2017 Notes and the 2018 Notes and have termination dates of November 15, 2013, July 15, 2017 and August 15, 2018, respectively. Under terms of the swaps, the Company pays the floating LIBOR plus 303 basis points with respect to the 2013 Notes, LIBOR plus 374 basis points with respect to the 2017 Notes and LIBOR plus 367 basis points with respect to the 2018 Notes and receives payments identical to the hedged item fixed rates.
The CMCZ term note was repaid on October 20, 2011. Subsequently, CMCZ entered into uncommitted lines of credit facilities of $43 million with several banks. The outstanding balance at August 31, 2011 is included in current maturities of long-term debt on the consolidated balance sheet.
The CMCS financing agreement is used for capital expenditures and other uses. The note has scheduled principal and interest payments in semiannual installments.
The scheduled maturities of the Company’s long-term debt are as follows:

(in thousands)

2012	$58,908
2013	8,834
2014	215,771
2015	1,628
2016	244
Thereafter	941,020

Total	$1,226,405

Interest of $0.8 million, $4.5 million and $12.6 million was capitalized in the cost of property, plant and equipment constructed in 2011, 2010 and 2009, respectively. Interest of $71.4 million, $80.0 million and $91.2 million was paid in 2011, 2010 and 2009, respectively.
NOTE 10. DERIVATIVES AND RISK MANAGEMENT
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
The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the year ended August 31, 2011 and 2010. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands) for the years ended August 31:

Derivatives Not Designated as Hedging Instruments	Location	2011	2010	2009

Commodity	Cost of goods sold	$(10,857)	$(5,745)	$14,666
Foreign exchange	Net sales	38	(898)	532
Foreign exchange	Cost of goods sold	1,412	(1,153)	26
Foreign exchange	SG&A expenses	(8,025)	32	(9,816)
Other	Cost of goods sold	—	—	(941)
Other	SG&A expenses	—	—	97

Gain (loss) before taxes		$(17,432)	$(7,764)	$4,564

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items relate to firm commitments on commercial sales and purchases, capital expenditures and fixed rate debt obligations. As of August 31, 2011, fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $48.6 million.

Derivatives Designated as Fair Value		August 31,
Hedging Instruments	Location	2011	2010	2009

Foreign exchange	SG&A expenses	$(15,053)	$(4,194)	$43,185
Interest rate	Interest expense	33,485	32,438	—

Gain before taxes		$18,432	$28,244	$43,185

Hedged (Underlying) Items Designated as Fair Value		August 31,
Hedging Instruments	Location	2011	2010	2009

Foreign exchange	Net sales	$91	$39	$32
Foreign exchange	SG&A expenses	14,955	4,147	(43,212)
Interest rate	Interest expense	(33,485)	(32,438)	—

Loss before taxes		$(18,439)	$(28,252)	$(43,180)

The Company recognizes the impact of actual and estimated net periodic settlements of current interest on active interest rate swaps as adjustments to interest expense. The Company recorded reductions to interest expense related to interest rate swaps of $15.7 million and $5.7 million for the years ended August 31, 2011 and 2010, respectively. These amounts represent the net of the Company’s periodic variable-rate interest obligations and the swap counterparty’s fixed-rate interest obligations. The Company’s variable-rate obligations are based on a spread from the six-month LIBOR.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments	August 31,
Recognized in Accumulated Other Comprehensive Income (Loss)	2011	2010	2009

Commodity	$26	$27	$(360)
Foreign exchange	797	264	11,446

Gain, net of taxes	$823	$291	$11,086

Effective Portion of Derivatives Designated as Cash Flow
Hedging Instruments Reclassified from		August 31,
Accumulated Other Comprehensive Income (Loss)	Location	2011	2010	2009

Commodity	Cost of goods sold	$195	$(7)	$(284)
Foreign exchange	SG&A expenses	365	(81)	(122)
Interest rate	Interest expense	458	458	458

Gain, net of taxes		$1,018	$370	$52

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets (in thousands) for the year ended August 31:

Derivative Assets	2011	2010

Commodity — designated	$17	$80
Commodity — not designated	2,329	911
Foreign exchange — designated	893	435
Foreign exchange — not designated	970	1,188
Current interest rate — designated	19,134	12,173
Long-term interest rate — designated	29,515	20,265

Derivative assets (other current assets and other assets)*	$52,858	$35,052

Derivative Liabilities	2011	2010

Commodity — designated	$—	$95
Commodity — not designated	2,625	2,817
Foreign exchange — designated	805	1,749
Foreign exchange — not designated	2,258	1,097

Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$5,688	$5,758

*	Derivative assets and liabilities do not include the hedged (underlying) items designated as fair value hedges.
As of August 31, 2011, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.
All of the instruments are highly liquid, and none are entered into for trading purposes.
NOTE 11. FAIR VALUE
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
The following table summarizes information regarding the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	August 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Money market investments	$153,839	$153,839	$—	$—
Derivative assets	52,858	2,329	50,529	—
Nonqualified benefit plan assets *	49,357	49,357	—	—
Derivative liabilities	5,688	2,625	3,063	—
Nonqualified benefit plan liabilities *	81,167	—	81,167	—

	August 31,
(in thousands)	2010

Money market investments	$352,881	$352,881	$—	$—
Derivative assets	35,052	911	34,141	—
Nonqualified benefit plan assets *	43,681	43,681	—	—
Derivative liabilities	5,758	2,817	2,941	—
Nonqualified benefit plan liabilities *	86,043	—	86,043	—

*	The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds.

The following table summarizes information regarding the Company’s nonfinancial assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
	Year	Quoted Prices in
	Ended	Active Markets for	Significant Other	Significant
	August 31,	Identical Assets	Observable Inputs	Unobservable Inputs	Recognized
(in thousands)	2011	(Level 1)	(Level 2)	(Level 3)	Loss

Plant, property and equipment	$56,795	$—	$—	$56,795	$89,448
Other assets	2,472	—	—	2,472	18,557
Intangible assets	3,271	—	—	3,271	12,140
See Note 7, Impairment and Facility Closure Costs for additional details.

		Fair Value Measurements Using
	Year	Quoted Prices in
	Ended	Active Markets for	Significant Other	Significant
	August 31,	Identical Assets	Observable Inputs	Unobservable Inputs	Recognized
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)	Loss

Plant, property and equipment	$27,045	$—	$—	$27,045	$24,243
During the second quarter of 2010, the Company recorded an impairment on property, plant and equipment relating to our joist and deck business which was classified as held for sale. The fair value was based on appraised values less costs to sell. See Note 8, Discontinued Operations for additional details.
The Company’s long-term debt is predominantly publicly held. The fair value was approximately $1.24 billion and $1.29 billion at August 31, 2011 and 2010, respectively. Fair value was determined by indicated market values.
NOTE 12. INCOME TAX
The domestic and foreign components of income (loss) from continuing operations before provision for income taxes were as follows (in thousands):

	Year ended August 31,
(in thousands)	2011	2010	2009

United States	$(21,377)	$(148,829)	$132,027
Foreign	(88,722)	(55,777)	(130,093)

Total	$(110,099)	$(204,606)	$1,934

The provision for income taxes from continuing operations includes the following:

	Year ended August 31,
(in thousands)	2011	2010	2009

Current:
United States	$23,452	$(104,135)	$43,488
Foreign	352	(2,684)	(4,537)
State and local	5,226	(18,581)	20,903

Current taxes (benefit)	$29,030	$(125,400)	$59,854

Deferred:
United States	$(28,048)	$39,399	$(20,566)
Foreign	9,742	34,749	(22,003)
State and local	5,616	(8,008)	(3,612)

Deferred taxes	$(12,690)	$66,140	$(46,181)

Total taxes (benefit) on income	$16,340	$(59,260)	$13,673
Taxes (benefit) on discontinued operations	(2,988)	(21,142)	12,926

Taxes (benefit) on continuing operations	$19,328	$(38,118)	$747

The Company had net tax refunds of $79.9 million and $38.4 million during the years ended 2011 and 2010, respectively. Taxes of $33.8 million were paid in 2009.
The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	August 31,
(in thousands)	2011	2010

Deferred tax assets:
Deferred compensation and employee benefits	$49,317	$50,207
Net operating losses and credits	63,866	75,798
Reserves and other accrued expenses	44,683	22,857
Allowance for doubtful accounts	10,423	11,561
Inventory	3,603	—
Intangibles	11,098	10,335
Deferred revenue	—	2,851
Other	7,881	8,793

Total deferred tax assets	$190,871	$182,402
Valuation Allowance for deferred tax assets	(75,289)	(53,860)

Deferred tax assets, net	$115,582	$128,542

Deferred tax liabilities:
Fixed Assets	$84,825	$110,892
Inventory	—	4,426
Other	5,996	6,116

Total deferred tax liabilities	$90,821	$121,434

Deferred tax assets, net of deferred tax liabilities	$24,761	$7,108

Net operating losses giving rise to deferred tax assets consist of $334.9 million of state net operating losses that expire during the tax years ending from 2011 to 2031 and foreign net operating losses of $247.1 million that expire during the tax years ending from 2011 to 2017. These assets will be reduced as tax expense is recognized in future periods.
During the year ended August 31, 2011, the Company recorded a valuation allowance in the amount of $29.6 million against deferred tax assets primarily for the benefit of net operating loss carryforwards in certain jurisdictions due to the uncertainty of their realization. The valuation allowance was offset by expired net operating losses.
It is the Company’s intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries, which amounts to $456.9 million. As these earnings are considered permanently reinvested, no provisions for U.S. Federal or state income taxes are required.
Reconciliations of the United States statutory rates to the effective rates from continuing operations were as follows:

	Year ended August 31,
	2011	2010	2009

Tax expense (benefit) at statutory rate of 35%	$(38,534)	$(71,612)	677
State and local taxes	7,351	(12,530)	13,440
Section 199 manufacturing deduction	(1,175)	—	(3,313)
Foreign rate differential	12,876	9,044	22,857
Change in valuation allowance	29,553	41,775	5,015
Liability for non-US earnings	8,848	—	(34,777)
Other	409	(4,795)	(3,152)

Taxes (benefit) on continuing operations	$19,328	$(38,118)	$747

Effective tax rates from continuing operations	(17.6%)	18.6%	38.6%

The Company’s effective tax rate from discontinued operations for the years ended 2011, 2010 and 2009 were (100.8%), 35.4% and 40.4%, respectively.
As of August 31, 2011, gross unrecognized tax benefits totaled $10.8 million and accrued interest and penalties totaled $1.5 million, for an aggregate gross amount of $12.3 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

(in thousands)	2011	2010	2009

Balance at September 1	$20,367	$1,532	$4,223
Change in tax positions of current year	2,440	1,640	—
Change for tax positions of prior years	(12,045)	17,302	(1,426)
Reductions due to settlements with taxing authorities	—	—	(122)
Reductions due to statute of limitations lapse	—	(107)	(1,143)

Balance at August 31	$10,762	$20,367	$1,532

If these tax positions were recognized, the impact on the effective tax rate would not be significant.
The Company classifies any interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as tax expense and the balances at the end of a reporting period are recorded as part of the current or non-current reserve for uncertain income tax positions. For the year ended August 31, 2011, before any tax benefits, the Company recorded a decrease of accrued interest and penalties on unrecognized tax benefits of $1.0 million.
During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized tax benefits may decrease, which could reduce the liability for uncertain tax positions by approximately $3.1 million.
The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:
U.S Federal — 2009 and forward
U.S. States — 2006 and forward
Foreign — 2005 and forward
During the current year, the Company settled an examination with the Internal Revenue Service (“IRS”) related to 2006 to 2008 and recorded an expense of $0.8 million. The Company is also under examination by several U.S. states. We believe our recorded tax liabilities as of August 31, 2011 sufficiently reflect the anticipated outcome of these examinations.
NOTE 13. SHARE-BASED COMPENSATION PLANS
Share-Based Compensation The Company recognized share-based compensation expense of $12.9 million, $13.1 million and $17.5 million as a component of selling, general and administrative expenses for the years ended August 31, 2011, 2010 and 2009, respectively. At August 31, 2011, the Company had $20.4 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over 2.8 years.
Stock Incentive Plans The 2006 Long-Term Equity Incentive Plan (“2006 Plan”) provides for grants of stock options, SARs, restricted stock and performance-based restricted units (“PSUs”). As of August 31, 2011, the Company has 5,454,658 shares available for future grants.
The following table summarizes the total stock-based awards granted:

	Stock	Restricted Stock	Performance
	Options/SARs	Awards/Units	Awards

2011 Grants	112,000	690,180	686,548
2010 Grants	126,000	961,518	340,000
2009 Grants	126,000	—	403,000
Grants of stock options, stock appreciation rights (“SARs”) and restricted stock units generally vest over a three-year period in increments of one-third per year. One of the restricted stock unit grants in 2010 vests over a four-year period in increments of one-half at the end of two years and one-half at the end of four years. Prior to vesting, restricted stock unit recipients do not receive an amount equivalent to any dividend declared on the Company’s common stock. Options and SARs expire seven years after the grant date. All awards are valued at the fair market value at the date of grant.
During 2011, the Compensation Committee (the “Committee”) of the Board of Directors approved a grant of performance stock units (“PSUs”). The PSUs will vest upon the achievement of certain target levels of the performance goals and objectives of the Company over the performance period of approximately three years. The actual number of performance awards granted will be based on the level of achievement. Upon achievement of any of the performance goals, the awards will be paid out 50% in shares of common stock of the Company and 50% in cash. The Company has accounted for the cash component of the performance award as a liability award and the value is adjusted to the current share price of common stock of the Company at each reporting period. Prior to vesting, the performance stock unit recipients do not receive an amount equivalent to any dividend declared on the Company’s common stock.
During 2010, the Committee approved an award of PSUs. The awards vest upon the following performance conditions: (i) 50% of the PSUs shall vest if the Company ranks at the 50th percentile on a total stockholders return basis as compared to its peer group with the total stockholder return based on the average of the closing prices on the principal market for each trading day for the month of June 2010 versus the average of the closing prices on the principal market for each trading day for the month of June 2013; and (ii) 100% of the performance units shall vest if the Company ranks at or greater than the 60th percentile on a total stockholder return basis as compared to its peer group with the total stockholder return based on the average of the closing prices on the principal market for each trading day for the month of June 2010 versus the average of the closing prices on the principal market for each trading day for the month of June 2013. Vesting will be calculated on a straight line interpolation basis for a rank on a total stockholder return basis as compared to our Peer Group between the 50th percentile (at a vesting percentage of 50%) and 60th percentile (with a vesting percentage of 100% with the total stockholder return based on the average of the closing prices for the month of June 2010 versus the average of the closing prices for the month of June 2013. The determination of whether any vesting criteria have been met is to be made by the Committee. The unvested units will be forfeited on the earlier of the date of the participant’s termination of service or June 30, 2013.
During 2009, the Committee approved an award of PSUs. The awards vest upon the following performance conditions: (i) for 20 consecutive trading days between the date of grant and May 19, 2012, the closing price of the Company’s common stock is at least $30 per share and the Company ranks at or greater than the 50th percentile on a total stockholder return basis as compared to its peer group with total stockholder return being based on the average of the closing prices for the month of December 2008 versus the average of the closing prices for the month of December 2011; or (ii) for 20 consecutive trading days between the date of grant and May 19, 2012, the closing price of the Company’s common stock is at least $24 per share and the Company ranks at or greater than the 80th percentile on a total stockholder return basis as compared to its peer group with the total stockholder return based on the average of the closing prices for the month of December 2008 versus the average of the closing prices the month of December 2011. The determination of whether any vesting criteria have been met is to be made by the Committee. The unvested units will be forfeited on the earlier of the date of the participant’s termination of service or May 19, 2012.
The 1999 Non-Employee Director Stock Option Plan (“1999 Plan”) provides for grants of either non-qualified stock options, restricted stock or restricted stock units. Awards granted to non-employee directors under the 1999 Plan vest over a two-year period. Prior to vesting, restricted stock award recipients receive an amount equivalent to any dividend declared on the Company’s common stock.
Combined information for shares subject to options and SARs for the plans were as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life	Aggregate
	Number	Price	(Years)	Intrinsic Value

Outstanding at August 31, 2010	3,922,016	$23.67
Granted	112,000	16.83
Exercised	(854,023)	8.03
Forfeited/Expired	(372,495)	28.96

Outstanding at August 31, 2011	2,807,498	$27.45	2.8	$94,500
Exercisable at August 31, 2011	2,639,498	$28.19	2.8	$94,500

The total intrinsic value of options and SARs exercised during 2011, 2010 and 2009 was $7.4 million, $9.8 million and $5.6 million, respectively.
The Black-Scholes pricing model was used for stock options and Stock Appreciation rights (“SARs”) and the following weighted average assumptions were used for grants in the years ended August 31:

	2011	2010	2009

Risk-free interest rate	0.59%	0.86%	1.24%
Expected life, years	2.0	2.0	3.9
Expected volatility	56%	80%	60%
Expected dividend yield	2.85%	3.42%	1.1%
Weighted average grant-date fair value per share	$4.63	$5.43	$4.69
Information for restricted stock awards and PSUs (excluding the cash component of PSUs) is as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Outstanding at August 31, 2010	1,649,985	$12.54
Granted	1,033,454	$15.55
Vested	(162,042)	18.06
Forfeited	(127,257)	13.01

Outstanding at August 31, 2011	2,394,140	$13.44

The weighted-average grant-date fair value per share of restricted stock awards and PSUs was $12.89 and $8.89 for 2010 and 2009, respectively. The total fair value of shares vested during 2011, 2010 and 2009 was $2.9 million, $3.2 million and $6.3 million, respectively.
The binomial model was used for performance-based awards granted in 2010 and 2009, respectively:

	2010	2009

Risk-free interest rate	1.31%	1.37%
Expected life, years	3.0	2.6
Expected volatility	71%	69%
Expected dividend yield	—	2.9%
Stock Purchase Plan Almost all U.S. resident employees with one year of service at the beginning of each calendar year may participate in the Company’s employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors establishes the purchase discount from the market price. The discount was 15% for the years ended August 31, 2011 and 2010 and 25% for the year ended August 31, 2009. Yearly activity of the stock purchase plan was as follows:

	2011	2010	2009

Shares subscribed	339,620	526,890	1,234,080
Price per share	$14.34	$13.63	$7.94
Shares purchased	357,180	980,940	7,530
Price per share	$13.63	$7.94	$9.90
Shares available for future issuance	4,519,374
NOTE 14. CAPITAL STOCK
Treasury Stock As of August 31, 2011, the Company had remaining authorization to purchase 8,259,647 of its common stock.
Preferred Stock Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series shall have such rights and preferences as fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.
Stockholder Rights Plan On July 30, 2011, the Company’s Board of Directors adopted a stockholder rights plan (“Rights Plan”) pursuant to which the Board declared a dividend to stockholders of record as of August 11, 2011, of one Preferred Stock Purchase Right (“Right”) on each outstanding share of the Company’s Common Stock. The Rights initially will be represented by and will trade with the Company’s Common Stock. The Rights will not become exercisable or trade separately from the Common Stock unless one or both of the following conditions are met: a public announcement that a person or group has acquired 10% or more of the Common Stock of the Company (including in the form of synthetic ownership through derivative positions), or a tender or exchange offer is made for 10% or more of the Common Stock of the Company. Should either of these conditions be met and the Rights become exercisable, each Right will entitle the holder to buy one one-thousandth of a share of Series B Junior Participating Preferred Stock at an exercise price of $70.00. Each such fractional share of Series B Junior Participating Preferred Stock will have economic and voting terms similar to those of one share of Common Stock. In addition, under certain circumstances, the Rights will entitle the holders to buy shares of the Company’s Common Stock or shares of an acquirer’s stock at a 50% discount.
The Rights Plan may be redeemed by the Company for $0.001 per Right at any time until the tenth day following the first public announcement of the acquisition of beneficial ownership of 10% of the Company’s Common Stock. The Rights Plan exempts any person or group owning 10% or more of the Company’s Common Stock as of the announcement of the Rights Plan. However, the Rights also will be exercisable if a person or group that already owns 10% or more of the Company’s Common Stock acquires any additional shares (including through derivatives, but other than pursuant to a dividend or distribution paid or made by the Company or pursuant to a stock split or reclassification). The Rights Plan will expire on August 1, 2014.
NOTE 15. EMPLOYEES’ RETIREMENT PLANS
Substantially all employees in the U.S. are covered by a defined contribution profit sharing and savings plan. This tax qualified plan is maintained and contributions made in accordance with ERISA. The Company also provides certain eligible executives’ benefits pursuant to a nonqualified benefit restoration plan (“BRP Plan”) equal to amounts that would have been available under the tax qualified ERISA plans, but for limitations of ERISA, tax laws and regulations. Company expenses, which are discretionary, for these plans were $14.1 million, $19.4 million and $20.8 million for 2011, 2010 and 2009, respectively.
The deferred compensation liability under the BRP Plan was $81.2 million and $86.0 million at August 31, 2011 and 2010, respectively, and recorded in other long-term liabilities. Though under no obligation to fund the plan, the Company has segregated assets in a trust with a current value at August 31, 2011 and 2010 of $49.4 million and $43.7 million, respectively, recorded in other long-term assets. The net holding gain (loss) on these segregated assets was $6.5 million, $3.2 million and $(12.2) million for the years ended August 31, 2011, 2010 and 2009, respectively.
A certain number of employees, primarily outside of the U.S., participate in defined benefit plans maintained in accordance with local regulations. Company expenses for these plans were $3.2 million, $2.4 million and $2.4 million for the years ended August 31, 2011, 2010 and 2009, respectively. The Company provides post retirement defined benefits to employees at certain divisions and recognizes the unfunded status of defined benefit plans as a liability with a corresponding reduction to accumulated other comprehensive income, net of taxes. At August 31, 2011 and 2010, the Company’s liability related to the unfunded status of the defined benefit plans was $8.6 million and $8.1 million, respectively.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Minimum lease commitments payable by the Company for noncancelable operating leases for the years ended August 31, are as follows:

		Real
(in thousands)	Equipment	Estate

2012	$13,891	$22,398
2013	8,443	19,120
2014	4,224	17,100
2015	1,395	15,723
2016	706	12,871
Total rental expense was $45.9 million, $48.9 million and $68.4 million in 2011, 2010 and 2009, respectively.

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
The Company has received notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state agency that it is considered a potentially responsible party (“PRP”) at several sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At August 31, 2011 and 2010, the Company had $1.0 million and $1.1 million, respectively, accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $16.3 million and $9.8 million, of which $5.1 million and $5.9 million were classified as other long-term liabilities, at August 31, 2011 and 2010, respectively. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
Management believes that adequate provision has been made in the financial statements for the potential impact of these contingencies, and that the outcomes will not significantly impact the results of operations, the financial position or the cash flows of the Company.
NOTE 17. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO CMC
In calculating earnings (loss) per share, there were no adjustments to net earnings (loss) to arrive at earnings (loss) for any years presented. The reconciliation of the denominators of the earnings (loss) per share calculations are as follows at August 31:

	2011	2010	2009

Shares outstanding for basic earnings (loss) per share	114,995,616	113,524,836	112,391,180
Effect of dilutive securities:
Stock-based incentive/purchase plans	—	—	1,489,195

Shares outstanding for diluted earnings (loss) per share	114,995,616	113,524,836	113,880,375

For the years ended August 31, 2011 and 2010, no stock options, restricted stock or SARs were included in the calculation of dilutive shares because the Company recorded losses from continuing operations. All of the Company’s outstanding stock options and restricted stock were dilutive at August 31, 2009 based on the average share price of $16.62. SARs with total share commitments of 2,879,707 were antidilutive at August 31, 2009. All stock options and SARs expire by 2018.

The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings (loss) per share calculation until the shares vest.
NOTE 18. ACCRUED EXPENSES AND OTHER PAYABLES
Significant accrued expenses and other payables were as follows:

	August 31,
(in thousands)	2011	2010

Salaries and incentive compensation	$109,797	$61,260
Advance billings on contracts	58,774	42,549
Taxes other than income taxes	26,873	35,252
Insurance	26,817	27,914
Contract losses	20,728	28,328
NOTE 19. BUSINESS SEGMENTS
The Company’s reportable segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.
Effective September 1, 2010, the Company’s scrap metal processing facilities, which directly support the domestic mills, are included as part of the Americas Mills segment. Prior to September 1, 2010, these facilities were included as part of the Americas Recycling segment. All prior period financial information has been recast to the current segment reporting structure.
The Company structures the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mills and International Marketing and Distribution. The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States. The Americas Mills segment includes the Company’s domestic steel mills, including the scrap processing facilities which directly support these mills, and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel mills because it has similar economic characteristics. The Americas Fabrication segment consists of the Company’s rebar fabrication operations, fence post manufacturing plants, construction-related and other products facilities. The International Mills segment includes the minimills in Poland and Croatia, recycling operations in Poland and fabrication operations in Europe, which have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate are different from that of the Company’s domestic mills and rebar fabrication operations. International Marketing and Distribution includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, the International Marketing and Distribution segment includes the Company’s two U.S.-based trading and distribution divisions, CMC Cometals and CMC Cometals Steel. The international distribution operations consist only of physical transactions and not positions taken for speculation. Corporate contains expenses of the Company’s corporate headquarters and interest expense relating to its long-term public debt and commercial paper program.
The financial information presented for the Americas Fabrication segment excludes its joist and deck fabrication operations. This operation has been classified as discontinued operations in the consolidated statements of operations. See Note 8, Discontinued Operations, for more detailed information.
The Company uses adjusted operating profit (loss) to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Americas			International
					Marketing
					and
	Recycling	Mills	Fabrication	Mills	Distribution	Corporate	Eliminations	Consolidated

2011
Net sales-unaffiliated customers	$1,692,824	$1,308,055	$1,208,823	$1,098,352	$2,603,494	$6,882	$—	$7,918,430
Intersegment sales	136,713	728,270	16,899	42,193	47,405	—	(971,480)	—
Net sales	1,829,537	2,036,325	1,225,722	1,140,545	2,650,899	6,882	(971,480)	7,918,430
Adjusted operating profit (loss)	43,059	161,731	(129,141)	(100,125)	76,337	(84,729)	(1,275)	(34,143)
Interest expense*	246	12,901	9,717	19,236	2,173	26,533	—	70,806
Capital expenditures	7,666	25,657	2,029	27,094	2,873	7,896	—	73,215
Depreciation and amortization**	12,860	52,048	48,299	136,648	4,600	23,916	—	278,371
Goodwill	7,267	295	57,144	3,092	9,840	—	—	77,638
Total assets	278,120	650,920	601,277	736,680	990,111	1,505,672	(1,079,649)	3,683,131

2010
Net sales-unaffiliated customers	$1,211,815	$869,014	$1,131,928	$650,404	$2,439,018	$3,923	$—	$6,306,102
Intersegment sales	104,615	609,412	8,349	113,574	24,396	326	(860,672)	—
Net sales	1,316,430	1,478,426	1,140,277	763,978	2,463,414	4,249	(860,672)	6,306,102
Adjusted operating profit (loss)	11,416	37,251	(107,800)	(73,484)	74,689	(70,678)	3,460	(125,146)
Interest expense*	109	12,113	9,076	11,425	3,273	39,512	—	75,508
Capital expenditures	5,430	32,244	2,948	72,468	7,118	6,913	—	127,121
Depreciation and amortization**	15,802	55,315	42,777	31,010	5,021	18,512	—	168,437
Goodwill	7,267	295	57,144	2,820	4,054	—	—	71,580
Total assets	228,781	622,358	660,503	703,589	732,900	1,083,744	(325,722)	3,706,153

2009
Net sales-unaffiliated customers	$625,635	$774,188	$1,591,058	$655,599	$2,773,505	$(10,609)	$—	$6,409,376
Intersegment sales	83,627	511,017	5,424	98,360	53,179	—	(751,607)	—
Net sales	709,262	1,285,205	1,596,482	753,959	2,826,684	(10,609)	(751,607)	6,409,376
Adjusted operating profit (loss)	(79,003)	253,957	145,672	(96,030)	(53,102)	(94,813)	7,081	83,762
Interest expense*	168	(6,964)	(543)	3,059	4,648	76,596	—	76,964
Capital expenditures	21,610	129,390	18,602	152,194	11,487	36,411	—	369,694
Depreciation and amortization**	16,248	43,647	46,837	25,793	3,271	15,570	—	151,366
Goodwill	7,267	295	58,878	2,920	4,876	—	—	74,236
Total assets	215,967	626,456	857,198	625,135	687,738	956,802	(281,740)	3,687,556

*	Includes intercompany interest expense (income) in the segments.

**	Includes asset impairment charges.
The following table provides a reconciliation of consolidated adjusted operating profit to net earnings (loss) from continuing operations attributable to CMC:

	Year ended August 31,
(in thousands)	2011	2010	2009

Earnings (loss) from continuing operations	$(129,427)	$(166,488)	$1,187
Income taxes (benefit)	19,328	(38,118)	747
Interest expense	70,806	75,508	76,964
Discounts on sales of accounts receivable	5,150	3,952	4,864

Adjusted operating profit (loss) from continuing operations	$(34,143)	$(125,146)	$83,762
Adjusted operating profit (loss) from discontinued operations	(2,959)	(59,755)	32,622

Adjusted operating profit (loss)	$(37,102)	$(184,901)	$116,384

The following represents the Company’s external net sales by major product and geographic area:

	Year ended August 31,
(in thousands)	2011	2010	2009

Steel products	$4,463,203	$3,637,631	$4,351,569
Industrial materials	1,134,819	913,019	885,333
Nonferrous scrap	997,771	702,467	411,490
Ferrous scrap	805,067	561,119	260,755
Construction materials	221,633	230,294	288,707
Nonferrous products	196,641	178,844	150,461
Other	99,296	82,728	61,061

Net sales*	$7,918,430	$6,306,102	$6,409,376

Geographic area:
United States	$4,362,629	$3,215,337	$3,678,447
Europe	1,622,269	1,290,907	1,272,621
Asia	1,133,150	1,059,673	727,681
Australia/New Zealand	564,084	531,595	533,528
Other	236,298	208,590	197,099

Net sales*	$7,918,430	$6,306,102	$6,409,376

*	Excludes divisions classified as discontinued operations. See Note 8.
The following table represents long-lived assets by geographic area:

	Year ended August 31,
(in thousands)	2011	2010	2009

United States	$944,851	$1,062,080	$1,186,624
Europe	364,207	443,986	462,412
Australia/New Zealand	38,973	16,725	19,286
Other	8,847	8,156	21,682

Total long-lived assets	$1,356,878	$1,530,947	$1,690,004

NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for fiscal 2011, 2010 and 2009 are as follows (in thousands except per share data):

	Three Months Ended 2011
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales*	$1,782,480	$1,791,766	$2,076,564	$2,267,620
Gross profit*	148,988	81,186	215,439	171,002
Net earnings (loss) attributable to CMC	651	(46,162)	36,165	(120,271)
Basic EPS (loss) attributable to CMC	0.01	(0.40)	0.31	(1.04)
Diluted EPS (loss) attributable to CMC	0.01	(0.40)	0.31	(1.04)

	Three Months Ended 2010
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales*	$1,402,258	$1,322,443	$1,765,154	$1,816,247
Gross profit*	107,763	8,614	119,904	158,756
Net earnings (loss) attributable to CMC	(31,229)	(173,290)	(8,826)	8,001
Basic EPS (loss) attributable to CMC	(0.28)	(1.53)	(0.08)	0.07
Diluted EPS (loss) attributable to CMC	(0.28)	(1.53)	(0.08)	0.07

	Three Months Ended 2009
	Nov. 30	Feb. 28	May 31	Aug. 31

Net sales*	$2,232,230	$1,507,460	$1,258,237	$1,411,449
Gross profit*	235,308	134,090	179,383	148,248
Net earnings attributable to CMC	62,006	(35,307)	(13,077)	7,180
Basic EPS attributable to CMC	0.55	(0.32)	(0.12)	0.06
Diluted EPS attributable to CMC	0.54	(0.32)	(0.12)	0.06

*	Excludes divisions classified as discontinued operations. See Note 8.

NOTE 21. RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries had a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. This marketing and distribution agreement expired on December 31, 2010. The Company owned a 50% interest in two joint ventures related to this agreement. During 2011, the Company sold both joint ventures for approximately $8.3 million, resulting in a minimal gain. The following presents related party transactions:

	Year ended August 31,
(in thousands)	2011	2010	2009

Sales	$135,271	$329,380	$275,012
Purchases	150,909	352,822	338,877

	Year ended August 31,
(in thousands)	2011	2010

Accounts Receivable	$—	$10,611
Accounts Payable	—	22,603
NOTE 22. SUBSEQUENT EVENTS
On October 7, 2011, The Company announced its decision to exit the business in CMCS by way of sale and/or closure. During 2011, the Company made operational improvements in the business but not to a level which would restore profitability for the long run. Additionally, delayed entry in the European Union, cyclical demand for tubular products, unsustainable losses and increased demand for capital resources resulted in the decision to exit the business. The operation will service any existing customer commitments and the Company expects to wind down operations and liquidate inventory over the next several months. In connection with this decision, the Company expects to incur severance and other closure costs between $25 million and $40 million in fiscal 2012.
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
     (b) Management’s Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2011, our internal control over financial reporting was effective. Our Management’s Report on Internal Control Over Financial Reporting, as of August 31, 2011, can be found on page 44 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting can be found on page 45 of this Form 10-K, each of which is incorporated by reference into this Item 9A.
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

ITEM 9B. OTHER INFORMATION
Not applicable
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for the 2012 annual meeting of stockholders (such proxy statement, the “2012 Proxy Statement”), which will be filed no later than 120 days after the close of our fiscal year. Such information will be included under the caption “Election of Directors” in the 2012 Proxy Statement. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Section 16 Beneficial Ownership Reporting Compliance” and “Additional Information Relating to Corporate Governance and the Board of Directors—Audit Committee”.

			EXECUTIVE
NAME	CURRENT TITLE & POSITION	AGE	OFFICER SINCE
James B. Alleman	Senior Vice President of Human Resources and Organizational Development	57	2006
Joseph Alvarado	President and Chief Executive Officer	59	2010
Ann J. Bruder	Senior Vice President of Law, Government Affairs and Global Compliance, General Counsel and Corporate Secretary	46	2009
Louis A. Federle	Vice President and Treasurer	63	1999
Ludovit Gajdos	President of CMC Europe	44	2005
Murray R. McClean	Chairman of the Board of Directors	63	1995
Tracy L. Porter	Senior Vice President Commercial Metals Company and President CMC Americas Division	54	2010
Leon K. Rusch	Vice President and Controller	60	2006
Barbara R. Smith	Senior Vice President and Chief Financial Officer	52	2011
Hanns K. Zoellner	Executive Vice President Commercial Metals Company and President CMC International Division	63	2004
     Our Board of Directors usually elects officers at its first meeting after our annual stockholders meeting. Our executive officers continue to serve for terms set from time to time by the Board of Directors in its discretion.
     Joseph Alvarado was hired by the Company in April 2010, as Executive Vice President and Chief Operating Officer. From 2004 to 2007, Mr. Alvarado was employed as President and Chief Operating Officer at Lone Star Technologies, Inc., a Dallas, Texas-based company and manufacturer and marketer of alloy and carbon welded oil country tubular goods and line pipe. In 2007, U.S. Steel, a steel producer, acquired Lone Star Technologies, Inc. and named him President, U.S. Steel Tubular Products. After joining our Company in 2010, he was named President and Chief Operating Officer on April 6, 2011, and in June, 2011, he was appointed President and Chief Executive Officer effective September 1, 2011. He was appointed to our Board of Directors on September 1, 2011.
          In 2010, James B. Alleman was appointed Senior Vice President of Human Resources and Organizational Development. Mr. Alleman joined the Company in 2006 as Vice President of Human Resources.
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

          After joining CMC in 2003, Ludovit Gajdos was named President of CMC Zawiercie S.A., Poland in 2005. In 2008, Mr. Gajdos was promoted to the position of President of CMC Europe.
          Currently, Murray R. McClean serves as our Chairman of the Board of Directors, a position he has held since September 1, 2008. From September 20, 2004 to August 31, 2006, Mr. McClean was employed as our President and Chief Operating Officer. In July 2006, Mr. McClean was elected a director of the Company. Effective September 1, 2006, Mr. McClean was promoted from President and Chief Operating Officer to President and CEO. Mr. McClean held the position of President of the Company until April 6, 2011, and the position of CEO until September 1, 2011.
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
          Barbara R. Smith joined the Company in May 2011 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Ms. Smith served as Vice President and Chief Financial Officer of Gerdau Ameristeel Corporation, a mini-mill steel producer, since July 2007, after joining Gerdau Ameristeel as Treasurer in July 2006. From February 2005 to July 2006, she served as Senior Vice President and Chief Financial Officer of FARO Technologies, Inc., a developer and manufacturer of 3-D measurement and imaging systems. From 1981 to 2005, Ms. Smith was employed by Alcoa Inc., a producer of primary aluminum, fabricated aluminum and alumina, where she held various financial leadership positions including Vice President of Finance for Alcoa’s Aerospace, Automotive & Commercial Transportation Group, Vice President and Chief Financial Officer for Alcoa Fujikura Ltd. and Director of Internal Audit.
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
ITEM 11. EXECUTIVE COMPENSATION
     Information required in response to this Item 11 is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for the 2012 annual meeting of stockholders. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year. Such information will be included under the caption “Executive Compensation”.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required in response to this Item 12 is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for the 2012 annual meeting of stockholders. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year. Such information will be included under the caption “Security Ownership of Certain Beneficial Owners and Management”.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     To the extent applicable, information required in response to this Item 13 is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for the 2012 annual meeting of stockholders. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year. Such information will be included under the caption “Certain Relationships and Related Transactions.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required in response to this Item 14 is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for the 2012 annual meeting of stockholders. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year. Such information will be included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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
3. Exhibits:

EXHIBIT
NO.	DESCRIPTION
1(a)	Underwriting Agreement, dated July 30, 2008 among Commercial Metals Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Representatives of the several underwriters named therein (filed as Exhibit 1.1 to Commercial Metals’ Form 8-K filed August 5, 2008 and incorporated herein by reference).

3(i)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)(a) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)(b) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3(i)(c)	Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3(i)(d)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals’ Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(i)(e)	Certificate of Designation of Series B Junior Participating Preferred Stock of Commercial Metals Company (filed as Exhibit 99.2 to Commercial Metals’ Form 8-A filed August 1, 2011 and incorporated herein by reference).

3(ii)	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals’ Form 8-K filed October 25, 2010 and incorporated herein by reference).

4(i)(a)	Indenture between Commercial Metals Company and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4.1 to Commercial Metals’ Registration Statement No. 33-60809 on July 18, 1995 and incorporated herein by reference).

4(i)(b)	Form of Note for Commercial Metals’ 5.625% Senior Notes due 2013 (filed as Exhibit 4(i)(j) to Commercial Metals’ Registration Statement No. 33-112243 on January 27, 2004 and incorporated herein by reference).

4(i)(c)	Form of Note for Commercial Metals’ 6.50% Senior Notes due 2017 (filed as Exhibit 4(i)(e) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2007 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
4(i)(d)	Form of Note for Commercial Metals’ 7.35% Senior Notes due 2018 (filed as Exhibit 4(i)(g) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2008 and incorporated herein by reference).

4(i)(e)**	Supplemental Indenture, dated as of November 12, 2003, to Indenture dated as of July 31, 1995, by and between Commercial Metals Company and JPMorgan Chase Bank (filed as Exhibit 4(i)(e) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

4(i)(f)**	Supplemental Indenture, dated as of July 17, 2007, to Indenture dated as of July 31, 1995, by and between Commercial Metals Company and The Bank of New York Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals’ Form 8-K filed July 17, 2007 and incorporated herein by reference).

4(i)(g)**	Supplemental Indenture, dated as of August 4, 2008, to Indenture dated as of July 31, 1995, by and between Commercial Metals Company and The Bank of New York Mellon Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals’ Form 8-K filed August 5, 2008 and incorporated herein by reference).

4(i)(h)	Rights Agreement, dated as of July 30, 2011, between the Company and Broadridge Corporate Issuers Solutions, Inc., as rights agent (filed as Exhibit 99.1 to Commercial Metals’ Form 8-A filed August 1, 2011 and incorporated herein by reference).

10(i)(a)	Purchase and Sale Agreement dated June 20, 2001, between various entities listed on Schedule 1 as Originators and CMC Receivables, Inc. (filed as Exhibit 10(i)(b) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(i)(b)	Second Amended and Restated Receivables Purchase Agreement dated as of April 30, 2008, among CMC Receivables, Inc., as Seller, Liberty Street Funding LLC as a Buyer, Gotham Funding Corporation, as a Buyer, The Bank of Nova Scotia as a Managing Agent, and the Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as a Managing Agent, and Commercial Metals Company as Servicer (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 2, 2008 and incorporated herein by reference).

10(i)(c)	Amendment to Purchase and Sale Agreement dated April 22, 2004, among CMC Receivables, Inc., CMC Steel Fabricators, Inc., Commercial Metals Company, Howell Metal Company, Owen Electric Steel Company of South Carolina, SMI Steel Inc. and Structural Metals, Inc. (filed as Exhibit 10(i)(c) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(i)(d)	Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated April 24, 2009, among CMC Receivables Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed April 28, 2009 and incorporated herein by reference).

10(i)(e)	Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated May 26, 2009, among CMC Receivables Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 26, 2009 and incorporated herein by reference).

10(i)(f)	Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated June 12, 2009, among CMC Receivables Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed June 15, 2009 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(i)(g)	Amendment to Second Amended and Restated Receivables Purchase Agreement, dated November 25, 2009, by and among, CMC Receivables, Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed December 1, 2009 and incorporated herein by reference).

10(i)(h)	Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated February 26, 2010, among CMC Receivables, Inc., Commercial Metals Company, Liberty Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed March 1, 2010 and incorporated herein by reference).

10(i)(i)	Commercial Paper Dealer Agreement, dated October 7, 2009, between Commercial Metals Company and Banc of America Securities, LLC (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 2, 2010 and incorporated herein by reference).

10(i)(j)	Commercial Paper Dealer Agreement, dated October 7, 2009, between Commercial Metals Company and Goldman, Sachs & Co. (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed March 2, 2010 and incorporated herein by reference).

10(i)(k)	ISDA® International Swap Dealers Association, Inc. Master Agreement, dated as of April 4, 2002, between Commercial Metals Company and Goldman Sachs Capital Markets, L.P. (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(i)(l)	Schedule to the Master Agreement, dated as of April 4, 2002, between Goldman Sachs Capital Markets, L.P. and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(i)(m)	General Guarantee Agreement, dated December 1, 2008 from The Goldman Sachs Group, Inc. (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(ii)(a)	First Amended and Restated $400,000,000 3 Year Credit Agreement, dated May 23, 2005, by and among Commercial Metals Company, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10.4 to Commercial Metals’ Form 8-K filed May 26, 2005 and incorporated herein by reference).

10(ii)(b)	Second Amended and Restated $400,000,000 3 Year Credit Agreement, dated May 23, 2005, by and among Commercial Metals Company, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Mellon Bank, N.A., BNP Paribas, Banc of America Securities LLC and the other lending parties listed therein (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed December 1, 2009 and incorporated herein by reference).

10(ii)(c)	Second Amended and Restated Credit Agreement, dated November 24, 2009, by and among Commercial Metals Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders from time to time party thereto, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo HSBC Trade Bank, as Co-Syndication Agents, and Banc of America Securities LLC, BNP Paribas Securities Corp., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed December 1, 2009 and incorporated herein by reference).

10(ii)(d)	First Amendment to Second Amended and Restated Credit Agreement dated February 26, 2010, by and among Commercial Metals Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders from time to time party thereto, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo HSBC Trade Bank, as Co-Syndication Agents, and Banc of America Securities LLC, BNP Paribas Securities Corp., The Bank of Tokyo-Mitsubishi

EXHIBIT
NO.	DESCRIPTION
UFJ, Ltd., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 1, 2010 and incorporated herein by reference).

10(ii)(e)	Receivables Sale Agreement, by and between Commercial Metals Company and several of its subsidiaries and CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed as Exhibit 10.3 to Commercial Metals’ Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(f)	Receivables Purchase Agreement, by and among Commercial Metals Company, CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), certain purchasers and Wells Fargo Bank, N.A., as administrative agent for the purchasers, dated as of April 5, 2011 (filed as Exhibit 10.4 to Commercial Metals’ Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(g)	Performance Undertaking executed by Commercial Metals Company in favor of CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed as Exhibit 10.5 to Commercial Metals’ Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(iii)(a)*	Key Employee Long-Term Performance Plan description (filed as Exhibit 10(iii)(d) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(b)*	Key Employee Annual Incentive Plan description (filed as Exhibit 10(iii)(e) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(c)*	Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(a) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(d)*	Amendment Number One to the Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10.3 to Commercial Metals’ Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(e)*	Commercial Metals Company 1996 Long-Term Incentive Plan (filed as Exhibit 10(iii)(i) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(f)*	Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10(iii)(b) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(g)*	Amendment Number One to Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(h)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10(iii)(l) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(i)*	Form of Commercial Metals Company 1996 Long-Term Incentive Plan Stock Appreciation Rights Agreement (filed as Exhibit 10(iii)(m) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(j)*	Commercial Metals Company 2006 Cash Incentive Plan (filed as Exhibit 10(iii)(c) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(k)*	Amendment Number One to the Commercial Metals Company 2006 Cash Incentive Plan (filed as

EXHIBIT
NO.	DESCRIPTION
Exhibit 10.4 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2010 and incorporated herein by reference).

10(iii)(l)*	Commercial Metals Company 2010 Employee Stock Purchase Plan (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed January 28, 2010 and incorporated herein by reference)

10(iii)(m)*	Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed January 27, 2005 and incorporated herein by reference).

10(iii)(n)*	Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

10(iii)(o)*	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed May 26, 2009 and incorporated herein by reference).

10(iii)(p)*	Retirement and Consulting Agreement, between Commercial Metals Company and David M. Sudbury, dated as of May 28, 2009 (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed May 29, 2009 and incorporated herein by reference).

10(iii)(q)*	Form of Non-Employee Director Stock Appreciation Rights Agreement (filed as Exhibit 10(iii)(q) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(r)*	Terms and Conditions of Stock Award, Employment and Separation Agreement with William B. Larson dated June 1, 2010 (filed as Exhibit 10 (iii)(v) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(s)*	Terms and Conditions of Stock Award, Employment and Separation Agreement with Hanns K. Zoellner dated June 1, 2010 (filed as Exhibit 10 (iii)(w) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(t)*	Form of Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10 (iii)(x) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(u)*	Form of Restricted Stock Unit Agreement (filed as Exhibit 10 (iii)(y) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(v)*	Form of Long-Term Cash and Equity Award Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2011 and incorporated herein by reference).

10(iii)(w)*	Form of Long-Term Equity Award Agreement (filed as Exhibit 10.2 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2011 and incorporated herein by reference).

10(iii)(x)*	Employment Agreement, dated April 16, 2010, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.4 to Commercial Metals’ Form 10-Q for the quarter ended May 31, 2010 and incorporated herein by reference).

10(iii)(y)*	First Amendment, dated April 8, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed April 11, 2011 and incorporated herein by reference).

10(iii)(z)*	Employment Agreement, dated May 3, 2011, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.3 to Commercial Metals’ Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(aa)*	Retirement and Transition Agreement, dated May 6, 2011, by and between William B. Larson and Commercial Metals Company (filed as Exhibit 10.4 to Commercial Metals’ Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(bb)*	Amended and Restated Employment Agreement, dated May 23, 2011, by and between Murray R. McClean and Commercial Metals Company (filed as Exhibit 10.5 to Commercial Metals’ Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(iii)(cc)*	Second Amendment, dated May 26, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.6 to Commercial Metals’ Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(dd)*	Third Amendment, dated September 1, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed herewith).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated October 31, 2011, accompanying the consolidated financial statements and financial statement schedule of Commercial Metals Company and subsidiaries for the year ended August 31, 2011, into previously filed Registration Statements No. 333-164603, No. 333-164604, No. 333-141663, No. 333-141662, No. 333-90726, No. 333-90724, No. 033-61075, No. 333-27967, and No. 333-42648 on Form S-8 and Registration Statements No. 333-144500 on Form S-3 (filed herewith).

31(a)	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(b)	Certification of Barbara R. Smith, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101***	The following financial information from Commercial Metals Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

*	Denotes management contract or compensatory plan.

**	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.

***	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions			Deductions
	Balance at	Charged to	Charged		Charged to	Charged to		Balance at
	Beginning	Costs and	to Other		Costs and	Other		End of
Description	of Period	Expenses	Accounts		Expenses	Accounts		Period
Year ended August 31, 2011
Allowance for doubtful accounts	$29,721	4,037	2,756	(1)	(3,727)	(16,692	)(2)	$16,095

Year ended August 31, 2010
Allowance for doubtful accounts	$42,134	3,058	1,802	(1)	(5,640)	(11,633	)(3)	$29,721

Year ended August 31, 2009
Allowance for doubtful accounts	$17,652	33,733	3,448	(1)	—	(12,699	)(3)	$42,134

(1)	Recoveries and translation adjustments.

(2)	Uncollectable accounts charged to the allowance and $12,238 reclassified to the fair value of the deferred purchase price under our sale of receivables program.

(3)	Uncollectable accounts charged to the allowance.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By:	/s/ Joseph Alvarado
Joseph Alvarado
President and Chief Executive Officer Date: October 31, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph Alvarado	/s/ Robert D. Neary

Joseph Alvarado, October 31, 2011	Robert D. Neary, October 31, 2011
President, Chief Executive Officer and Director	Director

/s/ Murray R. McClean	/s/ Sarah E. Raiss

Murray R. McClean, October 31, 2011	Sarah E. Raiss, October 31, 2011
Chairman of the Board of Directors	Director

/s/ Harold L. Adams	/s/ J. David Smith

Harold L. Adams, October 31, 2011 Director	J. David Smith, October 31, 2011 Director

/s/ Rhys J. Best	/s/ Robert R. Womack

Rhys J. Best, October 31, 2011	Robert R. Womack, October 31, 2011
Director	Director

/s/ Robert L. Guido	/s/ Barbara R. Smith

Robert L. Guido, October 31, 2011	Barbara R. Smith, October 31, 2011
Director	Senior Vice President and Chief Financial Officer

/s/ Richard B. Kelson	/s/ Leon K. Rusch

Richard B. Kelson, October 31, 2011 Director	Leon K. Rusch, October 31, 2011 Vice President and Controller

/s/ Anthony A. Massaro
Anthony A. Massaro, October 31, 2011 Director