Form 10-Q
period 2011-11-30
COMMERCIAL METALS CO
filed 2012-01-09
CIK 22444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 4, 2012 there were 115,592,724 shares of the Company’s common stock outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)	November 30, 2011	August 31, 2011
Assets
Current assets:
Cash and cash equivalents	$228,103	$222,390
Accounts receivable (less allowance for doubtful accounts of $11,819 and $16,095)	787,968	956,852
Inventories	894,555	908,338
Other	351,781	238,673

Total current assets	2,262,407	2,326,253

Property, plant and equipment:
Land	82,417	93,496
Buildings and improvements	470,737	507,797
Equipment	1,598,643	1,666,682
Construction in process	47,635	42,499

	2,199,432	2,310,474
Less accumulated depreciation and amortization	(1,193,941)	(1,198,459)

	1,005,491	1,112,015
Goodwill	76,764	77,638
Other assets	161,991	167,225

Total assets	$3,506,653	$3,683,131

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$457,130	$585,289
Accounts payable-documentary letters of credit	183,763	170,683
Accrued expenses and other payables	374,078	377,774
Notes payable	48,624	6,200
Current maturities of long-term debt	3,697	58,908

Total current liabilities	1,067,292	1,198,854

Deferred income taxes	1,375	49,572
Other long-term liabilities	102,956	106,560
Long-term debt	1,152,869	1,167,497

Total liabilities	2,324,492	2,522,483

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,538,848 and 115,533,763 shares	1,290	1,290
Additional paid-in capital	374,754	371,616
Accumulated other comprehensive income (loss)	(16,105)	59,473
Retained earnings	1,087,449	993,578
Less treasury stock 13,521,816 and 13,526,901 shares at cost	(265,408)	(265,532)

Stockholders’ equity attributable to CMC	1,181,980	1,160,425
Stockholders’ equity attributable to noncontrolling interests	181	223

Total equity	1,182,161	1,160,648

Total liabilities and stockholders’ equity	$3,506,653	$3,683,131

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,
(in thousands, except share and per share data)	2011	2010
Net sales	$1,986,820	$1,775,092
Costs and expenses:
Cost of goods sold	1,814,284	1,614,875
Selling, general and administrative expenses	126,521	120,730
Interest expense	16,297	17,871

	1,957,102	1,753,476
Earnings from continuing operations before taxes	29,718	21,616
Income taxes (benefit)	(95,327)	6,730

Earnings from continuing operations	125,045	14,886

Loss from discontinued operations before taxes	(27,003)	(13,885)
Income taxes (benefit)	(9,694)	259

Loss from discontinued operations	(17,309)	(14,144)

Net earnings	$107,736	$742
Less net earnings attributable to noncontrolling interests	2	91

Net earnings attributable to CMC	$107,734	$651

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$1.08	$0.13
Loss from discontinued operations	(0.15)	(0.12)

Net earnings	$0.93	$0.01

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$1.07	$0.13
Loss from discontinued operations	(0.14)	(0.12)

Net earnings	$0.93	$0.01

Cash dividends per share	$0.12	$0.12

Average basic shares outstanding	115,530,545	114,319,017

Average diluted shares outstanding	116,449,483	115,223,693

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2011	2010
Cash flows from (used by) operating activities:
Net earnings	$107,736	$742
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	35,028	40,643
Provision for losses (recoveries) on receivables, net	239	(522)
Share-based compensation	3,881	2,135
Deferred income taxes	(112,237)	72
Tax benefits from stock plans	—	(71)
Net (gain) loss on sale of assets and other	374	(1,527)
Write-down of inventory	5,907	3,815
Asset impairment	1,044	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	94,061	(16,233)
Accounts receivable sold, net	47,785	21,994
Increase in inventories	(24,786)	(22,428)
Decrease in other assets	2,978	291
Decrease in accounts payable, accrued expenses, other payables and income taxes	(121,167)	(35,710)
Increase (decrease) in other long-term liabilities	(2,704)	1,208

Net cash flows from (used by) operating activities	38,139	(5,591)

Cash flows from (used by) investing activities:
Capital expenditures	(29,925)	(11,904)
Proceeds from the sale of property, plant and equipment and other	7,014	51,518
Increase in deposit for letters of credit	(865)	(1,523)

Net cash flows from (used by) investing activities	(23,776)	38,091

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit	13,080	(108,614)
Short-term borrowings, net change	44,432	79,127
Repayments on long-term debt	(44,584)	(7,390)
Proceeds from issuance of long-term debt	—	45
Stock issued under incentive and purchase plans	(27)	389
Cash dividends	(13,863)	(13,722)
Purchase of noncontrolling interests	(30)	—
Tax benefits from stock plans	—	71

Net cash flows used by financing activities	(992)	(50,094)

Effect of exchange rate changes on cash	(7,658)	1,081

Increase (decrease) in cash and cash equivalents	5,713	(16,513)
Cash and cash equivalents at beginning of year	222,390	399,313

Cash and cash equivalents at end of period	$228,103	$382,800

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	CMC Stockholders’ Equity
	Common Stock		Additional	Accumulated Other		Treasury Stock
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Noncontrolling Interests	Total
Balance, September 1, 2010	129,060,664	$1,290	$373,308	$(12,526)	$1,178,372	(14,735,315)	$(289,708)	$2,638	$1,253,374
Comprehensive income (loss):
Net earnings for the three months ended November 30, 2010					651			91	742
Other comprehensive income (loss):
Foreign currency translation adjustment				17,417					17,417
Unrealized loss on derivatives, net of taxes $26				(10)					(10)
Defined benefit obligation, net of taxes $16				(71)					(71)

Comprehensive income									18,078
Cash dividends					(13,722)				(13,722)
Issuance of stock under incentive and purchase plans, net of forfeitures			(603)			50,315	992		389
Share-based compensation			2,135						2,135
Tax benefits from stock plans			71						71

Balance, November 30, 2010	129,060,664	$1,290	$374,911	$4,810	$1,165,301	(14,685,000)	$(288,716)	$2,729	$1,260,325

	CMC Stockholders’ Equity
	Common Stock		Additional	Accumulated Other		Treasury Stock
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Noncontrolling Interests	Total
Balance, September 1, 2011	129,060,664	$1,290	$371,616	$59,473	$993,578	(13,526,901)	$(265,532)	$223	$1,160,648
Comprehensive income (loss):
Net earnings for the three months ended November 30, 2011					107,734			2	107,736
Other comprehensive income (loss):
Foreign currency translation adjustment				(75,575)					(75,575)
Unrealized loss on derivatives, net of taxes $160				(53)					(53)
Defined benefit obligation, net of taxes $13				50					50

Comprehensive income									32,158
Cash dividends					(13,863)				(13,863)
Issuance of stock under incentive and purchase plans, net of forfeitures			(151)			5,085	124		(27)
Share-based compensation			3,275						3,275
Purchase of noncontrolling interests			14					(44)	(30)

Balance, November 30, 2011	129,060,664	$1,290	$374,754	$(16,105)	$1,087,449	(13,521,816)	$(265,408)	$181	$1,182,161

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — QUARTERLY FINANCIAL DATA

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with that used in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended August 31, 2011, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and statements of earnings, cash flows and stockholders’ equity for the periods indicated. These notes should be read in conjunction with such Form 10-K. The results of operations for the three month period are not necessarily indicative of the results to be expected for a full year.

NOTE 2 — SALES OF ACCOUNTS RECEIVABLE

The Company periodically contributes, and several of its subsidiaries periodically sell without recourse, certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary, CMC Receivables, Inc. (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. Depending on the Company’s level of financing needs, CMCRV will sell the trade accounts receivable in their entirety to a third party financial institution. The third party financial institution will advance up to a maximum of $100 million for all receivables and the remaining portion due to the Company will be deferred until the ultimate collection of the underlying receivables. On December 28, 2011, the Company amended its domestic sales of receivable facility which increased the capacity to $200 million and extended the maturity date to December 26, 2014. The Company accounts for sales to the financial institution as true sales and the cash advances for receivables are removed from the consolidated balance sheets and reflected as cash provided by operating activities. Additionally, the receivables program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under one of its credit arrangements. The covenants contained in this agreement are consistent with the credit facility fully described in Note 8, Credit Arrangements.

At November 30, 2011 and August 31, 2011, the Company sold $524.9 million and $557.0 million of receivables, respectively, to the third party financial institution, of which $50.0 million was received as advance payments in both periods. The remaining amounts of $474.9 million and $507.0 million, respectively, are the deferred purchase prices. The fair value of the deferred purchase prices at November 30, 2011 and August 31, 2011 were $463.7 million and $494.7 million, respectively, and are included as trade receivables on the consolidated balance sheets. The carrying value of the deferred purchase price approximates fair value due to the short-term nature of the underlying financial assets.

In addition to the domestic sale of accounts receivable program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to satisfy the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $180.0 million and $132.2 million at November 30, 2011 and August 31, 2011, respectively. The Australian program contains financial covenants in which the subsidiary must meet certain coverage and tangible net worth levels, as defined. At November 30, 2011, the Australian subsidiary was not in compliance with these covenants. Commercial Metals Company provided a guarantee of the Australian subsidiary’s performance resulting in the financial covenants being waived at November 30, 2011. The guarantee will cease to be effective when the Australian subsidiary is in compliance with the financial covenants for two consecutive quarters.

During the three months ended November 30, 2011 and 2010, proceeds from the domestic and international sales of receivables were $528.9 million and $285.5 million, respectively, and cash payments to the owners of receivables were $481.1 million and $263.5 million, respectively. The Company is responsible for servicing the receivables for a nominal servicing fee. Discounts on domestic and international sales of accounts receivable were $1.7 million and $1.2 million for the three months ended November 30, 2011 and 2010, respectively. These discounts primarily represented the costs of funds and were included in selling, general and administrative expenses.

NOTE 3 — INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out method (“LIFO”). LIFO inventory reserves were $283.4 million and $307.3 million at November 30, 2011 and August 31, 2011, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in, first-out method (“FIFO”). The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At November 30, 2011 and August 31, 2011, $88.7 million and $107.7 million, respectively, were in raw materials.

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mills	Marketing and Distribution	Consolidated
Balance at August 31, 2011	$7,267	$295	$57,144	$3,092	$9,840	$77,638
Translation	—	—	—	(440)	(434)	(874)

Balance at November 30, 2011	$7,267	$295	$57,144	$2,652	$9,406	$76,764

The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $47.7 million and $49.7 million at November 30, 2011 and August 31, 2011, respectively, and are included in other noncurrent assets. Aggregate amortization expense for intangible assets for the three months ended November 30, 2011 and 2010 was $1.5 million and $2.5 million, respectively.

NOTE 5 — SEVERANCE

During the three months ended November 30, 2011 and 2010, the Company recorded severance costs of $19.8 million and $0.4 million, respectively. The cost recorded during the first quarter of 2012 primarily relates to the Company’s discontinued operations. See Note 7, Discontinued Operations, for additional details.

NOTE 6 — DISPOSITIONS

During the first quarter of 2012, the Company completed the sale of two properties which were previously joist and deck locations. During the first quarter of 2011, CMC Construction Services, a division of a subsidiary of the Company, completed the sale of heavy forming and shoring equipment for approximately $35 million. Additionally, during the first quarter of 2011, the Company completed the sale of the majority of the joist assets. These transactions resulted in minimal gain or losses on sale.

NOTE 7 — DISCONTINUED OPERATIONS

During the first quarter of 2012, the Company announced its decision to exit its steel pipe manufacturing operations in Croatia (“CMCS”) by closure of the facility and sale of the assets. The Company has begun winding down operations and expects the backlog and liquidation of inventory to be completed in the second quarter of 2012. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. During the first quarter of 2012, the Company recorded severance costs of approximately $18 million associated with exiting the business. This business was in the International Mills segment.

During the second quarter of 2010, the Company’s Board approved a plan to exit the joist and deck business through the sale of those facilities. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. At November 30, 2011, the remaining assets consist of real property for three locations. The joist and deck business was in the Americas Fabrication segment.

As of November 30, 2011, the assets and liabilities of discontinued operations have been presented as held for sale and included in other current assets and accrued expenses and other payables on the consolidated balance sheets. Financial information for discontinued operations was as follows:

(in thousands)	November 30, 2011	August 31, 2011
Current assets	$71,102	$52,272
Noncurrent assets	—	51,659
Current liabilities	62,331	41,115
Noncurrent liabilities	—	13,653

	Three Months Ended November 30,
	2011	2010
Revenue	14,144	8,303
Loss before taxes	(27,003)	(13,885)

NOTE 8 — CREDIT ARRANGEMENTS

The Company’s revolving credit facility of $400 million has a maturity date of November 24, 2012. On December 27, 2011, the Company entered into a third amended and restated credit agreement which reduced the revolving credit facility to $300 million and extended the maturity date to December 27, 2016. The maximum facility can be increased to $400 million with the consent of all parties. Under the current credit facility, the Company is required to maintain a minimum interest coverage ratio of not less than 2.50 to 1.00 for the twelve month cumulative period ended November 30, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At November 30, 2011, the Company’s interest coverage ratio was 3.27 to 1.00. The agreement also requires the Company to maintain a debt to capitalization ratio covenant not greater than 0.60 to 1.00. At November 30, 2011, the Company’s debt to capitalization ratio was 0.53 to 1.00. The agreement provides for interest based on LIBOR, Eurodollar or Bank of America’s prime rate. The Company did not have any amounts outstanding on the revolving credit facility at November 30, 2011 or August 31, 2011.

The Company has numerous uncommitted credit facilities available from domestic and international banks. These credit facilities are used, in general, to support import letters of credit (including accounts payable settled under bankers’ acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the net effect of interest rate swap revaluation adjustments, was as follows:

(in thousands)	Weighted Average Interest Rate at November 30, 2011	November 30, 2011	August 31, 2011
5.625% notes due November 2013	3.8%	$206,177	$207,752
6.50% notes due July 2017	5.0%	413,375	414,198
7.35% notes due August 2018	5.6%	526,077	526,699
Other, including equipment notes		10,937	10,632
CMCZ term note due May 2013		—	48,648
CMCS financing agreement due July 2014		—	18,476

		1,156,566	1,226,405
Less current maturities		3,697	58,908

		$1,152,869	$1,167,497

Interest on the notes is payable semiannually.

During the third quarter of 2011, the Company entered into an interest rate swap transaction to hedge the fair value changes on its 6.50% notes due July 2017 (“2017 Notes”). During the third quarter of 2010, the Company entered into interest rate swap transactions on its 5.625% notes due November 2013 (“2013 Notes”) and 7.35% notes due August 2018 (“2018 Notes”). The swap transactions were designated as fair value hedges at inception and effectively convert all fixed-rate interest to floating rate interest on the Company’s 2013 Notes, and effectively convert fixed-rate interest to floating rate interest with respect to $300 million in principal amount on each of the 2017 Notes and the 2018 Notes and have termination dates of November 15, 2013, July 15, 2017 and August 15, 2018, respectively. Under the terms of the swaps, the Company pays the floating LIBOR plus 303 basis points with respect to the 2013 Notes, LIBOR plus 374 basis points with respect to the 2017 Notes and LIBOR plus 367 basis points with respect to the 2018 Notes and receives payments identical to the hedged item fixed rates.

The CMCS financing agreement was used for capital expenditures and other uses. The note has scheduled principal and interest payments in semiannual installments. During the first quarter of 2012, the Company presented CMCS as a discontinued operation. As a result, the CMCS financing agreement was classified as held for sale and included in accrued expenses and other payables on the consolidated balance sheet. The outstanding balance at November 30, 2011 was $17.3 million. See Note 7, Discontinued Operations, for additional information.

The CMC Zawiercie (“CMCZ”) term note was repaid on October 20, 2011. Subsequently, CMCZ entered into current uncommitted credit facilities of $76.0 million with several banks, which expire in the first quarter of 2013. At November 30, 2011, $42.3 million was outstanding under these facilities and included in notes payable on the consolidated balance sheets. The weighted average interest rate on these facilities was approximately 5.5% at November 30, 2011.

Interest of $0.4 million and $0.2 million was capitalized in the cost of property, plant and equipment constructed for the three months ended November 30, 2011 and 2010, respectively. Interest of $4.4 million and $5.0 million was paid for the three months ended November 30, 2011 and 2010, respectively.

NOTE 9 — DERIVATIVES AND RISK MANAGEMENT

The Company’s worldwide operations and product lines expose it to risks from fluctuations in metals commodity prices, foreign currency exchange rates, natural gas prices and interest rates. One objective of the Company’s risk management program is to mitigate these risks using derivative instruments. The Company enters into metal commodity futures and forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. When sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to minimize the effect of the volatility of ocean freight rates. The Company enters into interest rate swap contracts to maintain a portion of the Company’s debt obligations at variable interest rates. These interest rate swap contracts, under which the Company has agreed to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed-rate debt.

At November 30, 2011, the Company’s notional value of its foreign currency contract commitments was $298 million and interest rate swap contract commitments was $800 million.

The following table provides commodity contract commitments as of November 30, 2011:

Commodity	Long/Short	Total
Aluminum	Long	5,175 MT
Aluminum	Short	3,225 MT
Copper	Long	848 MT
Copper	Short	5,636 MT
Zinc	Long	36 MT
Natural Gas	Long	160,000 MMBtu

•	MT = Metric Ton
•	MMBtu = One million British thermal units

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three months ended November 30, 2011 and 2010. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of earnings (in thousands):

Derivatives Not Designated as Hedging Instruments	Location	Three Months Ended November 30,
		2011	2010
Commodity	Cost of goods sold	$3,577	$(10,286)
Foreign exchange	Net sales	(108)	(18)
Foreign exchange	Cost of goods sold	(233)	580
Foreign exchange	SG&A expenses	(7,159)	(3,324)

Loss before taxes		$(3,923)	$(13,048)

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items relate to firm commitments on commercial sales and purchases, capital expenditures and fixed-rate debt obligations. As of November 30, 2011, fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $45.6 million.

Derivatives Designated as Fair Value Hedging Instruments	Location	Three Months Ended November 30,
		2011	2010
Foreign exchange	SG&A expenses	$2,570	$(7,887)
Interest rate	Interest expense	1,205	21,555

Gain before taxes		$3,775	$13,668

Hedged (Underlying) Items Designated as Fair Value Hedging Instruments	Location	Three Months Ended November 30,
		2011	2010
Foreign exchange	Net sales	$—	$38
Foreign exchange	SG&A expenses	(2,579)	7,848
Interest rate	Interest expense	(1,205)	(21,555)

Loss before taxes		$(3,784)	$(13,669)

The Company recognizes the impact of actual and estimated net periodic settlements of current interest on active interest rate swaps as adjustments to interest expense. The Company recorded reductions to interest expense related to interest rate swaps of $4.2 million and $3.3 million for the three months ended November 30, 2011 and 2010, respectively. These amounts represent the net of the Company’s periodic variable-rate interest obligations and the swap counterparty’s fixed-rate interest obligations. The Company’s variable-rate obligations are based on a spread from the six-month LIBOR.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss)	Three Months Ended November 30,
	2011	2010
Commodity	$(25)	$37
Foreign exchange	(1,161)	17

Gain (loss), net of taxes	$(1,186)	$54

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income		Three Months Ended November 30,
(Loss)	Location	2011	2010
Commodity	Cost of goods sold	$(13)	$(83)
Foreign exchange	Net sales	(1,157)	—
Foreign exchange	SG&A expenses	(64)	33
Interest rate	Interest expense	101	114

Gain (loss), net of taxes		$(1,133)	$64

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets (in thousands):

Derivative Assets	November 30, 2011	August 31, 2011
Commodity — designated	$62	$17
Commodity — not designated	1,918	2,329
Foreign exchange — designated	1,176	893
Foreign exchange — not designated	680	970
Current interest rate — designated	17,403	19,134
Long-term interest rate — designated	28,226	29,515

Derivative assets (other current assets and other assets)*	$49,465	$52,858

Derivative Liabilities	November 30, 2011	August 31, 2011
Commodity — not designated	$3,268	$2,625
Foreign exchange — designated	1,901	805
Foreign exchange — not designated	2,567	2,258

Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$7,736	$5,688

*	Derivative assets and liabilities do not include the hedged (underlying) items designated as fair value hedges.

As of November 30, 2011, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

All of the instruments are highly liquid, and not entered into for trading purposes.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	November 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market investments	$128,391	$128,391	$—	$—
Derivative assets	49,465	1,918	47,547	—
Nonqualified benefit plan assets *	48,680	48,680	—	—
Derivative liabilities	7,736	3,199	4,537	—
Nonqualified benefit plan liabilities *	79,239	—	79,239	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market investments	$153,839	$153,839	$—	$—
Derivative assets	52,858	2,329	50,529	—
Nonqualified benefit plan assets *	49,357	49,357	—	—
Derivative liabilities	5,688	2,625	3,063	—
Nonqualified benefit plan liabilities *	81,167	—	81,167	—

*	The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds.

The Company’s long-term debt is predominantly publicly held. The fair value was approximately $1.13 billion at November 30, 2011 and $1.24 billion at August 31, 2011. Fair value was determined by indicated market values.

NOTE 11 — INCOME TAXES

The Company’s effective income tax rate for continuing operations for the three months ended November 30, 2011 and 2010 was (320.7)% and 31.1%, respectively. The effective tax rate from discontinued operations for the three months ended November 30, 2011 and 2010 was 35.9% and (1.9)%, respectively.

During the three months ended November 30, 2011, the Company recognized a tax loss in the amount of $291 million related to its investments in its Croatian company. As a result, a tax benefit of $102 million was recorded from these losses in the first quarter of 2012 in continuing operations which is the primary reason for the variance in the tax rate from continuing operations in first quarter of 2011. The Company will report and disclose the losses on these investments on its U.S. tax return as ordinary worthless stock and bad debt deductions.

The Company made net payments of $12.5 million and had net refunds of $1.9 million for income taxes during the three months ended November 30, 2011 and 2010, respectively.

The reserve for unrecognized tax benefits relating to the accounting for uncertainty in income taxes was $10.0 million and $20.4 million, exclusive of interest and penalties, as of November 30, 2011 and 2010, respectively.

The Company’s policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as tax expense and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three months ended November 30, 2011, before any tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized tax benefits.

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

The following is a summary of tax years subject to examination:

U.S. Federal - 2009 and forward

U.S. States - 2006 and forward

Foreign - 2005 and forward

The Company is currently under examination by the Internal Revenue Service and several U.S. states. We believe our recorded tax liabilities as of November 30, 2011 sufficiently reflect the anticipated outcome of these examinations.

NOTE 12 — SHARE-BASED COMPENSATION

The Company recognizes share-based compensation at fair value in the financial statements. The fair value of each share-based award is estimated at the date of grant using either the Black-Scholes pricing model or a binomial model. Total compensation cost is amortized over the requisite service period using the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting. The Company recognized share-based compensation of $3.9 million and $2.1 million for the three months ended November 30, 2011 and 2010, respectively, as a component of selling, general and administrative expenses. At November 30, 2011, the Company had $38.3 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over three years.

Combined information for shares subject to options and stock appreciation rights (“SARs”), excluding the cash component, for the three months ended November 30, 2011 was as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at September 1, 2011	2,807,498	$27.45
Granted	825,655	11.60
Forfeited/Expired	(17,730)	28.28

Outstanding at November 30, 2011	3,615,423	$23.83	3.5
Exercisable at November 30, 2011	2,621,768	$28.19	2.3

Information for restricted stock awards and performance-based restricted units (“PSUs”), excluding the cash component, for the three months ended November 30, 2011 was as follows:

	Number	Weighted Average Grant-Date Fair Value
Outstanding at September 1, 2011	2,394,140	$13.44
Granted	412,821	$10.17
Vested	(8,717)	14.98
Forfeited	(24,301)	12.49

Outstanding at November 30, 2011	2,773,943	$12.96

During the first quarter of 2012, the Compensation Committee (the “Committee”) of the Board of Directors approved a grant of restricted stock units (“RSUs”), SARs and PSUs to employees. The PSUs will vest upon the achievement of certain target levels of the performance goals and objectives of the Company over the performance period of approximately three years. The actual number of PSUs granted will be based on the level of achievement. Upon achievement of any of the performance goals, the awards will be paid out in cash. Additionally, a portion of the RSUs and SARs are settled in cash. The Company accounts for the cash component of stock awards as a liability award and the liability is adjusted at each reporting period based on the share price of Company’s common stock.

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE ATTRIBUTABLE TO CMC

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. The reconciliation of the denominators of the earnings per share calculations was as follows:

	Three Months Ended November 30,
	2011	2010
Shares outstanding for basic earnings per share	115,530,545	114,319,017
Effect of dilutive securities:
Stock based incentive/purchase plans	918,938	904,676

Shares outstanding for diluted earnings per share	116,449,483	115,223,693

For the three months ended November 30, 2011 and 2010, SARs with total share commitments of 2.7 million and 2.3 million, respectively, were antidilutive and therefore excluded from the calculation of diluted earnings per share. All stock options and SARs expire by 2018.

The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings (loss) per share calculation until the shares vest.

The Company did not purchase any shares during the first quarter of 2012 and had remaining authorization to purchase 8,259,647 shares of its common stock at November 30, 2011.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

See Note 16, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended August 31, 2011 relating to environmental and other matters. There have been no significant changes to the matters noted therein. In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including litigation, proceedings and investigations relating to environmental matters. Management believes that adequate provisions have been made in the consolidated financial statements for the potential impact of these contingencies, and that the outcomes will not significantly impact the results of operations, financial position or cash flows of the Company.

NOTE 15 — BUSINESS SEGMENTS

The Company’s reportable segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.

The Company structures the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mills and International Marketing and Distribution. The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States. The Americas Mills segment includes the Company’s domestic steel mills, including the scrap processing facilities that directly support these mills, and the copper tube minimill. The copper tube minimill is aggregated with the Company’s steel mills because it has similar economic characteristics. The Americas Fabrication segment consists of the Company’s rebar fabrication operations, fence post manufacturing plants and construction-related and other products facilities. The International Mills segment includes the minimill and recycling operations in Poland and fabrication operations in Europe, which have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate differ from the Company’s domestic mills and rebar fabrication operations. International Marketing and Distribution includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, the International Marketing and Distribution segment includes the Company’s U.S.-based trading and distribution divisions, CMC Cometals and CMC Cometals Steel. The international distribution operations consist only of physical transactions and not positions taken for speculation. Corporate contains expenses of the Company’s corporate headquarters and interest expense relating to its long-term public debt and commercial paper program.

The financial information presented for the International Mills segment excludes the minimill in Croatia and the financial information presented for the Americas Fabrication segment excludes its joist and deck fabrication operations. These operations have been classified as discontinued operations in the consolidated statements of earnings. See Note 7, Discontinued Operations, for more detailed information.

The Company uses adjusted operating profit (loss) to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended November 30, 2011
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mills	Marketing and Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$373,393	$344,566	$315,517	$252,921	$700,363	$60	$—	$1,986,820
Intersegment sales	41,412	180,930	4,251	43,260	9,708	—	(279,561)	—
Net sales	414,805	525,496	319,768	296,181	710,071	60	(279,561)	1,986,820
Adjusted operating profit (loss)	20,816	57,931	(7,380)	9,822	(4,101)	(23,268)	(6,145)	47,675
Total assets	242,769	652,211	585,007	595,501	970,322	1,511,870	(1,051,027)	3,506,653

	Three Months Ended November 30, 2010
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mills	Marketing and Distribution	Corporate	Eliminations	Consolidated
Net sales-unaffiliated customers	$347,169	$280,781	$283,943	$216,533	$640,408	$6,258	$—	$1,775,092
Intersegment sales	28,626	154,616	3,810	653	5,498	—	(193,203)	—
Net sales	375,795	435,397	287,753	217,186	645,906	6,258	(193,203)	1,775,092
Adjusted operating profit (loss)	8,192	34,143	(22,008)	6,433	24,238	(10,603)	303	40,698
Total assets	251,332	612,574	593,596	726,837	716,498	1,075,944	(347,167)	3,629,614

The following table provides a reconciliation of consolidated adjusted operating profit to earnings from continuing operations:

	Three Months Ended November 30,
(in thousands)	2011	2010
Earnings from continuing operations	$125,045	$14,886
Income taxes (benefit)	(95,327)	6,730
Interest expense	16,297	17,871
Discounts on sales of accounts receivable	1,660	1,211

Adjusted operating profit from continuing operations	$47,675	$40,698
Adjusted operating loss from discontinued operations	(26,552)	(13,431)

Adjusted operating profit	$21,123	$27,267

The following represents the Company’s external net sales from continuing operations by major product and geographic area:

	Three Months Ended November 30,
(in thousands)	2011	2010
Major product information:
Steel products	$1,155,840	$1,049,750
Industrial materials	320,502	213,845
Ferrous scrap	207,346	160,418
Nonferrous scrap	194,298	220,273
Construction materials	44,494	56,329
Nonferrous products	40,113	45,067
Other	24,227	29,410

Net sales	$1,986,820	$1,775,092

	Three Months Ended November 30,
(in thousands)	2011	2010
Geographic area:
United States	$1,153,779	$959,820
Europe	352,188	410,879
Asia	281,042	213,125
Australia/New Zealand	147,563	138,600
Other	52,248	52,668

Net sales	$1,986,820	$1,775,092

NOTE 16 — RELATED PARTY TRANSACTIONS

One of the Company’s international subsidiaries had a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. This marketing and distribution agreement expired during the second quarter of 2011. As a result, there were no related party transactions during the first quarter of 2012. During the first quarter of 2011, net sales to this related party were $98.1 million and total purchases were $107.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011. This discussion contains or incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC for the year ended August 31, 2011.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended November 30,		Increase (Decrease)
(in millions)	2011	2010	%
Net sales*	$1,986.8	$1,775.1	12%
Earnings from continuing operations	125.0	14.9	739%
Adjusted EBITDA	55.5	66.6	(17)%

*	Excludes divisions classified as discontinued operations.

In the table above, we have included a financial statement measure that was not derived in accordance with accounting principles generally accepted in the United States (“GAAP”). We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and non-cash impairment charges) as an operational performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization as well as impairment charges. Adjusted EBITDA compares results without the need to adjust for Federal, state and local taxes, which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our long-term cash incentive performance plan for management and part of a debt compliance test for our revolving credit agreement. Reconciliations from net earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended November 30,		Increase (Decrease)
(in millions)	2011	2010	%
Earnings from continuing operations	$125.0	$14.9	739%
Less net earnings attributable to noncontrolling interests	—	(0.1)	100%
Interest expense	16.3	17.9	(9)%
Income taxes (benefit)	(95.3)	6.7	(1,522)%
Depreciation, amortization and impairment charges	34.5	39.5	(13)%

Adjusted EBITDA from continuing operations	$80.5	$78.9	2%
Adjusted EBITDA from discontinued operations	(25.0)	(12.3)	(103)%

Adjusted EBITDA	$55.5	$66.6	(17)%

Our adjusted EBITDA does not include interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Impairment charges, when necessary, accelerate the write-off of fixed assets that would otherwise have been accomplished by periodic depreciation charges. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings determined under GAAP, as well as adjusted EBITDA, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.

The following factors had a significant financial impact during our first quarter of 2012 as compared to the same period of 2011, or are expected to be significant for our future operations:

•

During the first quarter of 2012, we announced the exit of our steel pipe manufacturing operations in Croatia (“CMCS”) by closure of the facility and sale of the assets. This business was previously included in the International Mills segment and is now included in discontinued operations. Production in the melt shop and rolling mill ceased during the first quarter of 2012 and final shipments will be made during the second quarter.

•	During the first quarter of 2012, we recognized a tax benefit of $102 million in continuing operations related to ordinary worthless stock and bad debt deductions from our investment in CMCS.

•

Net sales of the Americas Recycling segment increased $39.0 million, or 10%, and adjusted operating profit increased $12.6 million during the first quarter of 2012 as compared to the prior year’s first quarter. The improvement in adjusted operating profit is primarily due to a swing to LIFO income of $12.8 million.

•

Net sales of the Americas Mills segment increased $90.1 million, or 21%, and adjusted operating profit increased $23.8 million from the prior year’s first quarter. The improvement in adjusted operating profit was primarily due to increased shipments and metal margins and an increase in LIFO income of $14.7 million.

•

Net sales of the Americas Fabrication segment increased $32.0 million, or 11%, and adjusted operating loss decreased $14.6 million to an adjusted operating loss of $7.4 million from the prior year’s first quarter primarily due to higher selling prices and improved margins.

•

Net sales of the International Mills segment increased $79.0 million, or 36%, and adjusted operating profit increased $3.4 million from the prior year’s first quarter primarily due to higher shipments.

•

Net sales of International Marketing and Distribution segment increased $64.2 million, or 10%, but adjusted operating results decreased $28.3 million to an adjusted operation loss of $4.1 million from the prior year’s first quarter primarily due to losses on iron ore contracts.

•	We recorded consolidated pre-tax LIFO income of $23.9 million for the first quarter of 2012 compared to pre-tax LIFO expense of $5.7 million for the first quarter of 2011.

SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 15, Business Segments, to the consolidated financial statements.

We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our profit (loss) before income taxes and financing costs. The following tables show net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended November 30,
(in thousands)	2011	2010
Net sales:
Americas Recycling	$414,805	$375,795
Americas Mills	525,496	435,397
Americas Fabrication	319,768	287,753
International Mills	296,181	217,186
International Marketing and Distribution	710,071	645,906
Corporate	60	6,258
Eliminations	(279,561)	(193,203)

	$1,986,820	$1,775,092

	Three Months Ended November 30,
(in thousands)	2011	2010
Adjusted operating profit (loss):
Americas Recycling	$20,816	$8,192
Americas Mills	57,931	34,143
Americas Fabrication	(7,380)	(22,008)
International Mills	9,822	6,433
International Marketing and Distribution	(4,101)	24,238
Corporate	(23,268)	(10,603)
Eliminations	(6,145)	303
Discontinued Operations	(26,552)	(13,431)

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

	Three Months Ended November 30,
(in thousands)	2011	2010
Americas Recycling	$10,567	$(2,249)
Americas Mills	2,583	(12,083)
Americas Fabrication	9,660	6,161
International Marketing and Distribution	1,109	2,111
Discontinued Operations	—	391

Consolidated pre-tax LIFO income (expense)	$23,919	$(5,669)

Americas Recycling During the first quarter of 2012, this segment reported an increase in net sales and adjusted operating profit as compared to the first quarter of 2011. The improvement in adjusted operating profit was primarily the result of LIFO income of $10.6 million in the first quarter of 2012 as compared to LIFO expense of $2.2 million in the first quarter of 2011. Ferrous pricing and volumes were higher in the first quarter of 2012 as compared to first quarter of 2011 as a result of improved demand. We exported 5% of our ferrous scrap tonnage and 35% of our nonferrous scrap tonnage during the quarter. Our new shredders in Texas and Oklahoma will be operational in the second quarter of 2012.

The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended November 30,		Increase (Decrease)
	2011	2010	Amount	%
Average ferrous selling price	$351	$284	$67	24%
Average nonferrous selling price	$2,900	$2,944	$(44)	(1)%
Ferrous tons shipped	538	495	43	9%
Nonferrous tons shipped	60	63	(3)	(5)%

Americas Mills We include our five domestic steel mills, including the scrap locations which directly support the steel mills, and our copper tube minimill in our Americas Mills segment.

Within the segment, adjusted operating profit for our five domestic steel mills was $58.4 million for the first quarter of 2012 compared to an adjusted operating profit of $29.1 million for the prior year’s first quarter. The quarterly adjusted operating profit increased due to volume and margin improvements in our merchant and billet products. We recorded LIFO income of $0.9 million in the first quarter of 2012 as compared to LIFO expense of $10.5 million last year. Our mills operated at 78% of capacity in the first quarter of

2012, an increase from the 72% in the first quarter of 2011. Shipments included 120 thousand tons of billets in the first quarter of 2012 as compared to 90 thousand tons of billets in the first quarter of 2011.

The table below reflects our domestic steel mills’ operating statistics (in thousands) and average prices per short ton:

	Three Months Ended November 30,		Increase
	2011	2010	Amount	%
Tons melted	667	589	78	13%
Tons rolled	549	506	43	8%
Tons shipped	641	572	69	12%
Average mill selling price (finished goods)	$736	$627	$109	17%
Average mill selling price (total sales)	707	605	102	17%
Average cost of ferrous scrap consumed	385	312	73	23%
Average metal margin	322	293	29	10%
Average ferrous scrap purchase price	344	280	64	23%

Our copper tube minimill recorded an adjusted operating loss of $0.5 million during the first quarter of 2012, a decrease of $5.5 million from the adjusted operating profit of $5.0 million recorded in the first quarter of 2011. The decline in adjusted operating results was primarily due to lower sales and margins as the decline in sales prices outpaced the scrap purchase cost. The decrease in adjusted operating results was partially offset by an increase in LIFO income of $3.2 million.

The table below reflects our copper tube minimill’s operating statistics:

	Three Months Ended November 30,		Decrease
(pounds in millions)	2011	2010	Amount	%
Pounds shipped	9.3	10.6	(1.3)	(12)%
Pounds produced	7.8	9.7	(1.9)	(20)%

Americas Fabrication During the first quarter of 2012, this segment’s adjusted operating loss showed an improvement of $14.6 million over the prior year’s first quarter and recorded an adjusted operating loss of $7.4 million. Margins recovered modestly during the first quarter of 2012 as mill prices to the downstream fabricating units stabilized, allowing for the release of prior contract loss accruals. Backlog continued to grow both in tonnage and pricing. The overall market remains weak for fabricated steel with credit availability, state and federal funding capacity and unemployment trends adversly affecting the launch of new projects. Results were positively impacted by an increase in LIFO income of $3.5 million in the first quarter of 2012 as compared to the first quarter of 2011. The composite average fabrication selling price was $880 per ton during the first quarter of 2012, 14% higher than during last year’s first quarter.

The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended November 30,		Increase
Average selling price	2011	2010	Amount	%
Rebar	$834	$728	$106	15%
Structural	2,243	1,799	444	25%
Post	953	910	43	5%

	Three Months Ended November 30,		Increase (Decrease)
Tons shipped (in thousands)	2011	2010	Amount	%
Rebar	213	213	—	—
Structural	13	14	(1)	(7)%
Post	19	20	(1)	(5)%

International Mills We include the mimimill, CMC Zawiercie (“CMCZ”), and recycling and fabrication operations in Poland in our International Mills segment. During the first quarter of 2012, this segment’s adjusted operating profit was $9.8 million as compared to an adjusted operating profit of $6.4 million in the first quarter of last year. The mill benefited from a continued strong Polish economy which drove higher volumes and pricing in the first quarter of 2012. Additionally, the mill experienced an improved product mix from sales of merchant bar from the flexible rolling mill. Shipments included 79 thousand tons of billets compared to 50 thousand tons of billets in the prior year.

The table below reflects CMCZ’s operating statistics (in thousands) and average prices per short ton:

	Three Months Ended November 30,				Increase (Decrease)
	2011		2010		Amount		%
Tons melted	433		361		72		20%
Tons rolled	353		307		46		15%
Tons shipped	378		356		22		6%
Average mill selling price (total sales)	1,932	PLN	1,650	PLN	282	PLN	17%
Averaged ferrous scrap production cost	1,201	PLN	994	PLN	207	PLN	21%
Average metal margin	731	PLN	656	PLN	75	PLN	11%
Average ferrous scrap purchase price	992	PLN	813	PLN	179	PLN	22%
Average mill selling price (total sales)	$603		$565		$38		7%
Average ferrous scrap production cost	$375		$340		$35		10%
Average metal margin	$228		$225		$3		1%
Average ferrous scrap purchase price	$310		$278		$32		12%

PLN — Polish zlotys

International Marketing and Distribution During the first quarter of 2012, this segment reported an increase in net sales of 10% but reported an adjusted operating loss of $4.1 million as compared to an adjusted operating profit of $24.2 million in the first quarter of 2011. The decrease in adjusted operating results was primarily due to charges incurred on iron ore purchase contracts as our raw material marketing business was adversely impacted by the deterioration of iron ore prices during the first quarter of 2012. Australia’s adjusted operating results shifted to a small adjusted operating loss in the first quarter of 2012 as compared to an adjusted operating profit in the prior year’s first quarter as the Australian economy remains sluggish. Our recently acquired operation in Australia, G.A.M. Steel, was profitable during the first quarter.

Corporate Our corporate expenses increased $12.7 million in the first quarter of 2012 to $23.3 million primarily due to higher employee benefits including retirement and severance costs, professional services and information technology costs from new implementations.

Interest Expense Our interest expense decreased by $1.6 million to $16.3 million during the first quarter of 2012 as compared to the first quarter of 2011, primarily from the favorable impact of interest rate swap transactions.

Income Taxes Our effective tax rate from continuing operations for the quarter ended November 30, 2011 was a favorable (320.7)% as compared to 31.1% in the first quarter of 2011. Our effective tax rate for the first quarter of 2012 varies from our statutory rate primarily due to a tax benefit of $102 million for ordinary worthless stock and bad debt deductions on our investment in CMCS.

Discontinued Operations During the first quarter of 2012, we classified CMCS as a discontinued operation. Adjusted operating loss was $26.6 million in the first quarter of 2012 as compared to $13.4 million in the first quarter of 2011. We recorded severance costs of approximately $18 million in the first quarter of 2012 in connection with the closure of CMCS. We expect expenses related to discontinued operations to be significantly reduced in future quarters.

OUTLOOK

Our second quarter is historically our slowest quarter due to weather-related slowdowns in construction and holiday seasons around the world. In the second quarter of 2012, we expect scrap prices to rise. Our recycling operations should benefit from the increase in scrap prices but our mills and fabrication operations could temporarily experience metal margin compression. Our backlog remains somewhat higher than the fourth quarter of 2011 with improved prices. We remain focused on and continue to make good progress in improving our operating cost structure and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

See Note 8 — Credit Arrangements, to the consolidated financial statements.

We believe we have adequate access to sources of contractually committed borrowings and other available credit facilities.

While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades. Additionally, changes by any rating agency to our credit rating can negatively impact our liquidity and increase our cost of borrowing.

The table below reflects our sources, facilities and availability of liquidity and capital resources as of November 30, 2011 (dollars in thousands):

	Total Facility	Availability
Cash and cash equivalents	$228,103	$—
Revolving credit facility*	400,000	400,000
Domestic receivable sales facility	100,000	50,000
International accounts receivable sales facilities	201,412	21,384
Bank credit facilities — uncommitted	813,955	425,408
Notes due from 2013 to 2018	1,100,000	**
CMCZ credit facilities	76,000	33,666
Trade financing arrangements	**	As required
Equipment notes	10,937	**

*	The availability under the revolving credit agreement may be limited by the debt to capitalization ratio covenant.
**	We believe we have access to additional financing and refinancing, if needed.

On December 27, 2011, we entered into a third amended and restated credit agreement which reduced the revolving credit facility to $300 million and extended the maturity date five years. The maximum credit facility can be increased to $400 million with the consent of all parties. On December 28, 2011, we amended our domestic sales of receivable facility which increased the capacity from $100 million to $200 million and extended the maturity date three years.

On October 20, 2011, we repaid our CMCZ term note and subsequently entered into current uncommitted credit facilities of PLN 255 million ($76.0 million) with several banks which expire in October and November of 2012. At November 30, 2011, we had PLN 142 million ($42.3 million) outstanding under these facilities.

We utilize uncommitted credit facilities to meet short-term working capital needs. Our uncommitted credit facilities primarily support import letters of credit (including accounts payable settled under bankers’ acceptances), foreign exchange transactions and short-term advances.

Our 5.625% $200 million notes due November 2013, 6.50% $400 million notes due July 2017 and our 7.35% $500 million notes due August 2018 require only payments of interest until maturity. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or refinance these notes when they mature.

Certain of our financing agreements include various financial covenants. Our revolving credit facility requires us to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense) of not less than 2.50 to 1.00 for the twelve month cumulative period ended November 30, 2011 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At November 30, 2011, our interest coverage ratio was 3.27 to 1.00. The debt to capitalization ratio covenant under the agreement requires us to maintain a ratio not greater than 0.60 to 1.00. At November 30, 2011, our debt to capitalization ratio was 0.53 to 1.00. The revolving credit facility is used as an alternative source of liquidity. Our public debt does not contain any such covenants.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and record allowances as soon as we believe accounts are uncollectible based on current market conditions and customers’ financial condition. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate the amount of credit insured receivables (and those covered by export letters of credit) was approximately 60% of total receivables at November 30, 2011.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 2, Sales of Accounts Receivable, to the consolidated financial statements. Our domestic sale of receivables program contains certain cross-default provisions whereby a termination event could occur should we default under another credit arrangement, and contains covenants that conform to the same requirements contained in our revolving credit agreement.

Cash Flows Our cash flows from operating activities primarily result from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products. We also sell and rent construction-related products and accessories. We have a diverse and generally stable customer base. We use futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metal commodity prices. See Note 9, Derivatives and Risk Management, to the consolidated financial statements.

During the first quarter of 2012, we generated $38.1 million of net cash flows from operating activities as compared to using $5.6 million in the first quarter of 2011. During the first quarter of 2012, we generated more cash than during the same period in 2011 from fluctuations in working capital. Significant fluctuations in working capital were as follows:

•

Accounts receivable — accounts receivable decreased during the first quarter of 2012 as sales and pricing declined during November 2011. Additionally, we sold more receivables under our domestic and international sale of receivables programs during the first quarter of 2012 as compared to the same period in the prior year.

•	Accounts payable — more cash was used in the first quarter of 2012 as accounts payable increased at the end of fiscal year 2011 due to higher volume.

During the first quarter of 2012, we used $23.8 million of net cash flows from investing activities as compared to generating $38.1 million during the first quarter of 2011. We invested $29.9 million in property, plant and equipment during the first quarter of 2012, an increase of $18.0 million over the first quarter of 2011. Additionally, proceeds from property, plant and equipment were $7.0 million in the first quarter of 2012, a decrease of $44.5 million over the first quarter of 2011. During the first quarter of 2011, we sold certain assets of our joist business and sold the forms of our heavy forms rental business.

We expect our total capital budget for fiscal 2012 to be approximately $140 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

During the first quarter of 2012, we used $1.0 million of net cash flows from financing activities as compared to using $50.1 million during the first quarter of 2011. The change was primarily due to increased documentary letters of credit which provided additional positive cash flow of $121.7 million during the first quarter of 2012. This was offset by a decrease in proceeds from long-term and short-term debt of $71.9 million. Our cash dividends remained consistent at approximately $14 million for both periods.

Our contractual obligations for the next twelve months of approximately $871 million are typically expenditures with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.

CONTRACTUAL OBLIGATIONS

The following table represents our contractual obligations as of November 30, 2011 (dollars in thousands):

	Payments Due By Period*
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt(1)	$1,156,566	$3,697	$210,736	$2,167	$939,966
Notes payable	48,624	48,624	—	—	—
Interest(2)	317,260	56,223	104,310	96,301	60,426
Operating leases(3)	124,868	37,641	45,171	24,649	17,407
Purchase obligations(4)	870,131	724,531	100,879	35,968	8,753

Total contractual cash obligations	$2,517,449	$870,716	$461,096	$159,085	$1,026,552

*	We have not discounted the cash obligations in this table.
(1)	Total amounts are included in the November 30, 2011 consolidated balance sheet. See Note 8, Credit Arrangements, to the consolidated financial statements.
(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of November 30, 2011. Also, amounts include the effect of our interest rate swaps based on the LIBOR forward rate at November 30, 2011.
(3)	Includes minimum lease payment obligations for non-cancelable equipment and real estate leases in effect as of November 30, 2011.
(4)	Approximately 73% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant purchase obligation relates to capital expenditures.

Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2011, we had committed $37.2 million under these arrangements, of which $31.9 million is cash collateralized. All of the commitments expire within one year.

CONTINGENCIES

See Note 14 — Commitments and Contingencies, to the consolidated financial statements.

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including litigation, proceedings and investigations relating to environmental matters. We may incur settlements, fines, penalties or judgments arising as a result of these matters. While we are unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. Inherent uncertainties exist in these estimates primarily due to evolving remediation technology, changing regulations, possible third-party contributions and the uncertainties involved in litigation. We believe that we have adequately provided for the potential impact of these contingencies in our consolidated financial statements. We also believe that the outcomes will not significantly affect our results of operations, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private

Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings (loss), economic conditions, credit availability, product pricing and demand, currency valuation, production rates, energy expense, interest rates, inventory levels, acquisitions, construction and operation of new facilities, the date of final shipment from the Croatian pipe mill and general market conditions. These forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Although the Company believes that its expectations are reasonable, it can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, the Company undertakes no obligation to update, amend or clarify any forward-looking statements to reflect events, new information or otherwise. Developments that could impact our expectations include the following:

•	absence of global economic recovery or possible recession relapse;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	continued sovereign debt problems in Greece and other countries within the euro zone and other foreign zones;

•	customer non-compliance with contracts;

•	construction activity or lack thereof;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	execution of cost minimization strategies;

•	ability to retain key executives;

•	court decisions and regulatory rulings;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	availability and pricing of raw materials, including scrap metal, energy, insurance and supply prices;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	severe weather, especially in Poland;

•	the pace of overall economic activity, particularly in China; and

•	business disruptions, costs and future events related to the tender offer and proxy contest initiated by Carl C. Icahn and affiliated entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.

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

Reference is made to the information incorporated by reference from Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended August 31, 2011.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended August 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

10.1	Third Amended and Restated Credit Agreement, dated December 27, 2011, by and among Commercial Metals Company, CMCLUX, S.à r.l., Bank of America, N.A., Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, Goldman Sachs Bank USA, PNC Bank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2012).

10.2	Amendment No. 1 to Receivables Purchase Agreement, dated December 28, 2011, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., The Bank of Nova Scotia and Liberty Street Funding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2012).

31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following financial information from Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Earnings (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

*	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

January 9, 2012	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)

January 9, 2012	/s/ Leon K. Rusch
Leon K. Rusch
Vice President and Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Third Amended and Restated Credit Agreement, dated December 27, 2011, by and among Commercial Metals Company, CMCLUX, S.à r.l., Bank of America, N.A., Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, Goldman Sachs Bank USA, PNC Bank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2012).

10.2	Amendment No. 1 to Receivables Purchase Agreement, dated December 28, 2011, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., The Bank of Nova Scotia and Liberty Street Funding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2012).

31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following financial information from Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Earnings (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

*	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.