Form 10-Q
period 2012-02-29
COMMERCIAL METALS CO
filed 2012-04-06
CIK 22444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 26, 2012 there were 115,963,765 shares of the Company’s common stock outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)	February 29, 2012	August 31, 2011
Assets
Current assets:
Cash and cash equivalents	$216,182	$222,390
Accounts receivable (less allowance for doubtful accounts of $11,290 and $16,095)	862,942	956,852
Inventories	880,288	908,338
Other	290,066	238,673

Total current assets	2,249,478	2,326,253
Property, plant and equipment:
Land	81,975	93,496
Buildings and improvements	483,795	507,797
Equipment	1,639,602	1,666,682
Construction in process	49,103	42,499

	2,254,475	2,310,474
Less accumulated depreciation and amortization	(1,230,380)	(1,198,459)

	1,024,095	1,112,015
Goodwill	77,410	77,638
Other assets	174,385	167,225

Total assets	$3,525,368	$3,683,131

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$450,878	$585,289
Accounts payable-documentary letters of credit	176,804	170,683
Accrued expenses and other payables	329,993	377,774
Notes payable	48,871	6,200
Current maturities of long-term debt	3,870	58,908

Total current liabilities	1,010,416	1,198,854
Deferred income taxes	1,412	49,572
Other long-term liabilities	107,174	106,560
Long-term debt	1,164,249	1,167,497

Total liabilities	2,283,251	2,522,483
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,963,047 and 115,533,763 shares	1,290	1,290
Additional paid-in capital	369,326	371,616
Accumulated other comprehensive income	25,548	59,473
Retained earnings	1,102,413	993,578
Less treasury stock 13,097,617 and 13,526,901 shares at cost	(256,618)	(265,532)

Stockholders’ equity attributable to CMC	1,241,959	1,160,425
Stockholders’ equity attributable to noncontrolling interests	158	223

Total equity	1,242,117	1,160,648

Total liabilities and stockholders’ equity	$3,525,368	$3,683,131

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands, except share and per share data)	2012	2011	2012	2011
Net sales	$1,956,744	$1,781,650	$3,943,564	$3,556,742
Costs and expenses:
Cost of goods sold	1,773,966	1,693,047	3,588,250	3,307,922
Selling, general and administrative expenses	123,891	117,653	250,412	238,383
Interest expense	16,043	17,862	32,340	35,733

	1,913,900	1,828,562	3,871,002	3,582,038
Earnings (loss) from continuing operations before taxes	42,844	(46,912)	72,562	(25,296)
Income taxes (benefit)	15,015	(12,535)	(80,312)	(5,805)

Earnings (loss) from continuing operations	27,829	(34,377)	152,874	(19,491)

Earnings (loss) from discontinued operations before taxes	1,794	(11,776)	(25,209)	(25,661)
Income taxes (benefit)	770	(8)	(8,924)	251

Earnings (loss) from discontinued operations	1,024	(11,768)	(16,285)	(25,912)

Net earnings (loss)	28,853	(46,145)	136,589	(45,403)
Less net earnings attributable to noncontrolling interests	—	17	2	108

Net earnings (loss) attributable to CMC	$28,853	$(46,162)	$136,587	$(45,511)

Basic earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$0.24	$(0.30)	$1.32	$(0.17)
Earnings (loss) from discontinued operations	0.01	(0.10)	(0.14)	(0.23)

Net earnings (loss)	$0.25	$(0.40)	$1.18	$(0.40)

Diluted earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$0.24	$(0.30)	$1.31	$(0.17)
Earnings (loss) from discontinued operations	0.01	(0.10)	(0.14)	(0.23)

Net earnings (loss)	$0.25	$(0.40)	$1.17	$(0.40)

Cash dividends per share	$0.12	$0.12	$0.24	$0.24

Average basic shares outstanding	115,703,142	114,736,984	115,616,844	114,528,001

Average diluted shares outstanding	116,843,456	114,736,984	116,646,469	114,528,001

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February 29,	February 28,
(in thousands)	2012	2011
Cash flows from (used by) operating activities:
Net earnings (loss)	$136,589	$(45,403)
Adjustments to reconcile net earnings (loss) to cash flows from (used by) operating activities:
Depreciation and amortization	69,064	81,631
Provision for losses (recoveries) on receivables, net	(616)	197
Share-based compensation	5,973	6,026
Deferred income taxes	(107,818)	(727)
Tax benefits from stock plans	(32)	(2,302)
Net (gain) loss on sale of assets and other	104	(1,498)
Write-down of inventory	8,460	5,224
Asset impairment	1,028	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(25,620)	(41,780)
Accounts receivable sold	104,495	35,088
Decrease (increase) in inventories	7,939	(129,245)
Decrease in other assets	22,441	40,742
Increase (decrease) in accounts payable, accrued expenses, other payables and income taxes	(184,090)	26,060
Increase in other long-term liabilities	1,157	10,573

Net cash flows from (used by) operating activities	39,074	(15,414)

Cash flows from (used by) investing activities:
Capital expenditures	(53,373)	(23,067)
Proceeds from the sale of property, plant and equipment and other	8,097	51,872
Proceeds from the sale of equity method investments	—	4,224
Decrease (increase) in deposit for letters of credit	30,404	(2,393)

Net cash flows from (used by) investing activities	(14,872)	30,636

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit	6,121	(120,024)
Short-term borrowings, net change	40,270	603
Repayments on long-term debt	(48,202)	(14,987)
Proceeds from issuance of long-term debt	—	639
Stock issued under incentive and purchase plans	1,559	9,957
Cash dividends	(27,752)	(27,460)
Purchase of noncontrolling interests	(41)	(3,573)
Tax benefits from stock plans	32	2,302

Net cash flows used by financing activities	(28,013)	(152,543)

Effect of exchange rate changes on cash	(2,397)	3,029

Decrease in cash and cash equivalents	(6,208)	(134,292)
Cash and cash equivalents at beginning of year	222,390	399,313

Cash and cash equivalents at end of period	$216,182	$265,021

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	CMC Stockholders’ Equity
	Common Stock		Additional	Accumulated Other		Treasury Stock
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Noncontrolling Interests	Total
Balance, September 1, 2010	129,060,664	$1,290	$373,308	$(12,526)	$1,178,372	(14,735,315)	$(289,708)	$2,638	$1,253,374
Comprehensive income (loss):
Net earnings (loss) for the six months ended February 28, 2011					(45,511)			108	(45,403)
Other comprehensive income:
Foreign currency translation adjustment				62,266					62,266
Unrealized gain on derivatives, net of taxes ($159)				298					298

Comprehensive income									17,161
Cash dividends					(27,460)				(27,460)
Issuance of stock under incentive and purchase plans, net of forfeitures			(11,541)			1,082,760	21,498		9,957
Share-based compensation			6,026						6,026
Purchase of noncontrolling interests			(1,521)					(2,052)	(3,573)
Tax benefits from stock plans			2,302						2,302

Balance, February 28, 2011	129,060,664	$1,290	$368,574	$50,038	$1,105,401	(13,652,555)	$(268,210)	$694	$1,257,787

	CMC Stockholders’ Equity
	Common Stock		Additional	Accumulated Other		Treasury Stock
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Noncontrolling Interests	Total
Balance, September 1, 2011	129,060,664	$1,290	$371,616	$59,473	$993,578	(13,526,901)	$(265,532)	$223	$1,160,648
Comprehensive income (loss):
Net earnings for the six months ended February 29, 2012					136,587			2	136,589
Other comprehensive loss:
Foreign currency translation adjustment				(33,452)					(33,452)
Unrealized loss on derivatives, net of taxes $297				(473)					(473)

Comprehensive income									102,664
Cash dividends					(27,752)				(27,752)
Issuance of stock under incentive and purchase plans, net of forfeitures			(7,355)			429,284	8,914		1,559
Share-based compensation			5,007						5,007
Purchase of noncontrolling interests			26					(67)	(41)
Tax benefits from stock plans			32						32

Balance, February 29, 2012	129,060,664	$1,290	$369,326	$25,548	$1,102,413	(13,097,617)	$(256,618)	$158	$1,242,117

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — QUARTERLY FINANCIAL DATA

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with that used in the Annual Report on Form 10-K filed by Commercial Metals Company (the “Company”) with the Securities and Exchange Commission (“SEC”) for the year ended August 31, 2011, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and statements of earnings, cash flows and stockholders’ equity for the periods indicated. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in such Form 10-K. The results of operations for the three and six month periods are not necessarily indicative of the results expected for the full year.

NOTE 2 — SALES OF ACCOUNTS RECEIVABLE

The Company has a sale of accounts receivable program which expires on December 26, 2014. Under the program, the Company periodically contributes, and several of its subsidiaries periodically sell without recourse, certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary, CMC Receivables, Inc. (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. Depending on the Company’s level of financing needs, CMCRV sells the trade accounts receivable in their entirety to a third party financial institution. The third party financial institution advances up to a maximum of $200 million for all receivables and the remaining portion due to the Company is deferred until the ultimate collection of the underlying receivables. The Company accounts for sales to the financial institution as true sales and the cash advances for receivables are removed from the consolidated balance sheets and reflected as cash provided by operating activities. Additionally, the receivables program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 8, Credit Arrangements.

At February 29, 2012 and August 31, 2011, the Company sold $502.5 million and $557.0 million of receivables, respectively, to the third party financial institution, and received $130.0 million and $50.0 million, respectively, as advance payments. The remaining amounts of $372.5 million and $507.0 million, respectively, are the deferred purchase prices. The fair value of the deferred purchase prices at February 29, 2012 and August 31, 2011 were $363.2 million and $494.7 million, respectively, and are included as trade receivables on the consolidated balance sheets. The carrying value of the deferred purchase price approximates fair value due to the short-term nature of the underlying financial assets.

In addition to the domestic sale of accounts receivable program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $156.7 million and $132.2 million as of February 29, 2012 and August 31, 2011, respectively. The Australian program contains financial covenants in which the subsidiary must meet certain coverage and tangible net worth levels, as defined. At February 29, 2012, the Australian subsidiary was not in compliance with these covenants. The Company provided a guarantee of the Australian subsidiary’s performance resulting in the financial covenants being waived at February 29, 2012. The guarantee will cease to be effective when the Australian subsidiary is in compliance with the financial covenants for two consecutive quarters.

During the six months ended February 29, 2012 and February 28, 2011, proceeds from the domestic and international sales of receivables were $988.7 million and $499.8 million, respectively, and cash payments to the owners of receivables were $884.2 million and $464.7 million, respectively. The Company is responsible for servicing the receivables for a nominal servicing fee. Discounts on domestic and international sales of accounts receivable were $1.8 million and $0.9 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $3.5 million and $2.1 million for the six months ended February 29, 2012 and February 28, 2011, respectively. These discounts primarily represented the costs of funds and were included in selling, general and administrative expenses.

NOTE 3 — INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out method (“LIFO”). LIFO inventory reserves were $285.4 million and $307.3 million at February 29, 2012 and August 31, 2011, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in, first-out method (“FIFO”). The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At February 29, 2012 and August 31, 2011, $95.0 million and $107.7 million, respectively, were in raw materials.

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company tests for impairment of goodwill by estimating the fair value of each reporting unit compared to its carrying value. The Company’s reporting units are based on its internal reporting structure and represent an operating segment or a reporting level below an operating segment. Additionally, the Company has aggregated several components under the Americas Fabrication operating segment into two reporting units based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. The Company performs the goodwill impairment test in the fourth quarter each fiscal year and when changes in circumstances indicate an impairment event may have occurred.

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at August 31, 2011	$7,267	$295	$57,144	$3,092	$9,840	$77,638
Translation	—	—	—	(209)	(19)	(228)

Balance at February 29, 2012	$7,267	$295	$57,144	$2,883	$9,821	$77,410

The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $48.6 million and $49.7 million at February 29, 2012 and August 31, 2011, respectively, and are included in other noncurrent assets. Aggregate amortization expense for intangible assets for the three months ended February 29, 2012 and February 28, 2011 was $1.5 million and $2.5 million, respectively. Aggregate amortization expense for intangible assets for the six months ended February 29, 2012 and February 28, 2011 was $3.0 million and $5.0 million, respectively.

NOTE 5 — SEVERANCE

During the three and six months ended February 29, 2012, the Company recorded severance costs of $2.5 million and $22.3 million, respectively. During the three and six months ended February 28, 2011, the Company recorded severance costs of $0.9 million and $1.3 million, respectively. The severance costs recorded during the six months ended February 29, 2012 primarily relate to the Company’s discontinued operations. See Note 7, Discontinued Operations, for additional information. As of February 29, 2012 and August 31, 2011, the remaining liability to be paid in the future related to termination benefits was $15.3 million and $5.4 million, respectively. There have been no material adjustments to the liability and the changes in the liability primarily relate to costs charged to expense reduced by payments.

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

NOTE 7 — DISCONTINUED OPERATIONS

During the first quarter of 2012, the Company announced its decision to exit its steel pipe manufacturing operations in Croatia (“CMCS”) by closure of the facility and sale of the assets. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. During the first quarter of 2012, this division recorded severance costs of $18.0 million associated with exiting the business. During the second quarter of 2012, the Company shipped all production orders and expects to liquidate all remaining inventory in the third quarter of 2012. This business was in the International Mill segment.

During the second quarter of 2010, the Company’s Board approved a plan to exit the joist and deck business through the sale of those facilities. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. At February 29, 2012, the remaining assets consist of real property for three locations. The joist and deck business was in the Americas Fabrication segment.

As of February 29, 2012, the assets and liabilities of discontinued operations have been presented as held for sale and included in other current assets and accrued expenses and other payables on the consolidated balance sheets. Financial information for discontinued operations is as follows:

(in thousands)	February 29, 2012	August 31, 2011
Current assets	$51,346	$52,272
Noncurrent assets	—	51,659
Current liabilities	32,958	41,115
Noncurrent liabilities	—	13,653

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2012	2011	2012	2011
Revenue	9,858	10,320	24,002	18,623
Earnings (loss) before taxes	1,794	(11,776)	(25,209)	(25,661)

NOTE 8 — CREDIT ARRANGEMENTS

On December 27, 2011, the Company entered into a third amended and restated credit agreement which reduced the revolving credit facility from $400 million to $300 million and extended the maturity date to December 27, 2016. The maximum facility can be increased to $400 million with the consent of all parties. The program’s capacity is reduced by outstanding stand-by letters of credit which totaled $26.6 million at February 29, 2012. Under the credit facility, the Company is required to maintain a minimum interest coverage ratio of not less than 2.50 to 1.00 for the twelve month cumulative period ended February 29, 2012 and for each fiscal quarter on a rolling twelve month basis through August 31, 2012 and 3.00 to 1.00 for the twelve month cumulative period ending November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At February 29, 2012, the Company’s interest coverage ratio was 4.75 to 1.00. The agreement also requires the Company to maintain a debt to capitalization ratio not greater than 0.60 to 1.00. At February 29, 2012, the Company’s debt to capitalization ratio was 0.52 to 1.00. The agreement provides for interest based on the LIBOR, the Eurodollar rate or the Bank of America’s prime rate. The Company had no borrowings outstanding on the revolving credit facility at February 29, 2012 or August 31, 2011.

The Company has numerous uncommitted credit facilities available from domestic and international banks. These credit facilities are used, in general, to support import letters of credit (including accounts payable settled under bankers’ acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the net effect of interest rate swap revaluation adjustments, was as follows:

(in thousands)	Weighted Average Interest Rate at February 29, 2012	February 29, 2012	August 31, 2011
5.625% notes due November 2013	3.7%	$205,985	$207,752
6.50% notes due July 2017	4.9%	417,436	414,198
7.35% notes due August 2018	5.5%	531,657	526,699
Other, including equipment notes		13,041	10,632
CMCZ term note		—	48,648
CMCS financing agreement		—	18,476

		1,168,119	1,226,405
Less current maturities		3,870	58,908

		$1,164,249	$1,167,497

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

The CMCS financing agreement was used for capital expenditures and other uses. The note has scheduled principal and interest payments in semiannual installments. During the first quarter of 2012, the Company presented CMCS as a discontinued operation. As a result, the CMCS financing agreement was classified as held for sale and included in accrued expenses and other payables on the consolidated balance sheet. The outstanding balance at February 29, 2012 was $14.3 million which will be repaid in the third quarter of 2012. See Note 7, Discontinued Operations, for additional information.

The CMC Zawiercie (“CMCZ”) term note was repaid on October 20, 2011. Subsequently, CMCZ entered into current uncommitted credit facilities of $82.6 million with several banks, which expire in the first quarter of 2013. At February 29, 2012, $45.1 million was outstanding under these facilities and included in notes payable on the consolidated balance sheets. The weighted average interest rate on these facilities was approximately 5.2% at February 29, 2012.

Interest of $30.2 million and $34.6 million was paid during the three and six months ended February 29, 2012, respectively, and interest of $31.6 million and $36.6 million was paid during the three and six months ended February 28, 2011, respectively. The Company had no material amounts of interest capitalized in the cost of property, plant and equipment during the periods presented.

NOTE 9 — DERIVATIVES AND RISK MANAGEMENT

The Company’s worldwide operations and product lines expose it to risks from fluctuations in metals commodity prices, foreign currency exchange rates, natural gas prices and interest rates. One objective of the Company’s risk management program is to mitigate these risks using derivative instruments. The Company enters into metal commodity futures and forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. When sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to reduce the effects of the volatility of ocean freight rates. The Company enters into interest rate swap contracts to maintain the majority of the Company’s debt obligations at variable interest rates. These interest rate swap contracts, under which the Company has agreed to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed-rate debt.

At February 29, 2012, the Company’s notional values of its foreign currency contract commitments was $280 million and interest rate swap contract commitments was $800 million.

The following table provides commodity contract commitments as of February 29, 2012:

Commodity	Long/Short	Total
Aluminum	Long	3,225 MT
Aluminum	Short	150 MT
Copper	Long	645 MT
Copper	Short	6,690 MT
Zinc	Long	29 MT
Natural Gas	Long	80,000 MMBtu

•	MT = Metric Ton
•	MMBtu = One million British thermal units

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. For the three and six months ended February 29, 2012 and February 28, 2011, these hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands):

		Three Months Ended		Six Months Ended
		February 29,	February 28,	February 29,	February 28,
Derivatives Not Designated as Hedging Instruments	Location	2012	2011	2012	2011
Commodity	Cost of goods sold	$(3,336)	$(5,754)	$241	$(16,040)
Foreign exchange	Net sales	(73)	14	(181)	(4)
Foreign exchange	Cost of goods sold	(304)	289	(537)	869
Foreign exchange	SG&A expenses	6,465	2,485	(694)	(839)

Gain (loss) before taxes		$2,752	$(2,966)	$(1,171)	$(16,014)

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items relate to firm commitments on commercial sales and purchases, capital expenditures and fixed rate debt obligations. As of February 29, 2012, fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $55.1 million.

		Three Months Ended		Six Months Ended
Derivatives Designated as Fair Value Hedging Instruments	Location	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Foreign exchange	SG&A expenses	$(4,120)	$(888)	$(1,550)	$(8,775)
Interest rate	Interest expense	15,969	(15,315)	17,174	6,240

Gain (loss) before taxes		$11,849	$(16,203)	$15,624	$(2,535)

		Three Months Ended		Six Months Ended
Hedged (Underlying) Items Designated as Fair Value Hedging Instruments	Location	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Foreign exchange	Net sales	$—	$11	$—	$49
Foreign exchange	SG&A expenses	4,120	884	1,550	8,732
Interest rate	Interest expense	(15,969)	15,314	(17,174)	(6,241)

Gain (loss) before taxes		$(11,849)	$16,209	$(15,624)	$2,540

The Company recognizes the impact of actual and estimated net periodic settlements of current interest on active interest rate swaps as adjustments to interest expense. The Company recorded reductions to interest expense related to interest rate swaps of $4.4 million and $3.5 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and of $8.6 million and $6.8 million for the six months ended February 29, 2012 and February 28, 2011, respectively. These amounts represent the net of the Company’s periodic variable-rate interest obligations and the swap counterparty’s fixed-rate interest obligations. The Company’s variable-rate obligations are based on a spread from the six-month LIBOR.

	Three Months Ended		Six Months Ended
Effective Portion of Derivatives Designated as Cash Flow	February 29,	February 28,	February 29,	February 28,
Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss)	2012	2011	2012	2011
Commodity	$44	$355	$19	$392
Foreign exchange	(467)	154	(1,628)	171

Gain (loss), net of taxes	$(423)	$509	$(1,609)	$563

Effective Portion of Derivatives Designated as Cash Flow		Three Months Ended		Six Months Ended
Hedging Instruments Reclassified from Accumulated		February 29,	February 28,	February 29,	February 28,
Other Comprehensive Income (Loss)	Location	2012	2011	2012	2011
Commodity	Cost of goods sold	$28	$53	$15	$(30)
Foreign exchange	Net sales	(36)	—	(1,193)	—
Foreign exchange	SG&A expenses	(97)	33	(161)	66
Interest rate	Interest expense	102	115	203	229

Gain (loss), net of taxes		$(3)	$201	$(1,136)	$265

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets (in thousands):

Derivative Assets	February 29, 2012	August 31, 2011
Commodity — designated	$46	$17
Commodity — not designated	2,285	2,329
Foreign exchange — designated	275	893
Foreign exchange — not designated	5,013	970
Current interest rate — designated	18,266	19,134
Long-term interest rate — designated	36,812	29,515

Derivative assets (other current assets and other assets)*	$62,697	$52,858

Derivative Liabilities	February 29, 2012	August 31, 2011
Commodity — not designated	$3,751	$2,625
Foreign exchange — designated	2,567	805
Foreign exchange — not designated	1,621	2,258

Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$7,939	$5,688

*	Derivative assets and liabilities do not include the hedged (underlying) items designated as fair value hedges.

As of February 29, 2012, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	February 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market investments	$138,041	$138,041	$—	$—
Derivative assets	62,697	2,285	60,412	—
Nonqualified benefit plan assets *	52,815	52,815	—	—
Derivative liabilities	7,939	3,679	4,260	—
Nonqualified benefit plan liabilities *	82,887	—	82,887	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market investments	$153,839	$153,839	$—	$—
Derivative assets	52,858	2,329	50,529	—
Nonqualified benefit plan assets *	49,357	49,357	—	—
Derivative liabilities	5,688	2,625	3,063	—
Nonqualified benefit plan liabilities *	81,167	—	81,167	—

*	The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified ERISA plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds.

The Company’s long-term debt is predominantly publicly held. The fair value was approximately $1.20 billion at February 29, 2012 and $1.24 billion at August 31, 2011. Fair value was determined by indicated market values.

NOTE 11 — INCOME TAXES

The Company’s effective income tax rate for continuing operations for the three and six months ended February 29, 2012 was 35.0% and (110.7)%, respectively, and for the three and six months ended February 28, 2011 was 26.7% and 22.9%, respectively. The effective tax rate from discontinued operations for the three and six months ended February 29, 2012 was 42.9% and 35.4%, respectively, and for the three and six months ended February 28, 2011 was 0.1% and (1.0)%, respectively.

During the six months ended February 29, 2012, the Company recognized a tax loss in the amount of $291 million related to its investments in its Croatian subsidiary. As a result, a tax benefit of $102 million was recorded from these losses in the six month period ended February 29, 2012 in continuing operations which is the primary reason for the variance in the tax rate from continuing operations for the six month period ended February 28, 2011. The Company will report and disclose the losses on these investments on its U.S. tax return as ordinary worthless stock and bad debt deductions.

The Company made net payments of $13.7 million and had net refunds of $75.7 million for income taxes during the six months ended February 29, 2012 and February 28, 2011, respectively.

The reserve for unrecognized tax benefits relating to the accounting for uncertainty in income taxes was $12.4 million and $10.8 million, exclusive of interest and penalties, as of February 29, 2012 and August 31, 2011, respectively.

The Company’s policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as tax expense and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three and six months ended February 29, 2012, before any tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized tax benefits.

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

The following is a summary of tax years subject to examination:

U.S. Federal - 2009 and forward

U.S. States - 2006 and forward

Foreign - 2005 and forward

The Company is currently under examination by the Internal Revenue Service and several U.S. states. We believe our recorded tax liabilities as of February 29, 2012 sufficiently reflect the anticipated outcome of these examinations.

NOTE 12 — SHARE-BASED COMPENSATION

The Company recognizes share-based compensation at fair value in the financial statements. The fair value of each share-based award is estimated at the date of grant using either the Black-Scholes pricing model or a binomial model. Total compensation cost is amortized over the requisite service period using the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting. The Company recognized share-based compensation of $2.1 million and $6.0 million for the three and six months ended February 29, 2012, respectively, and $3.9 million and $6.0 million for the three and six months ended February 28, 2011, as a component of selling, general and administrative expenses. At February 29, 2012, the Company had $30.8 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements. The change in total unrecognized pre-tax compensation from August 31, 2011 relates to $24.0 million of grants during the year reduced by amortization and an adjustment for lower expected achievement of performance awards. This cost is expected to be recognized over three years.

Combined information for shares subject to options and stock appreciation rights (“SARs”), excluding the cash component, for the six months ended February 29, 2012 was as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at September 1, 2011	2,807,498	$27.45
Granted	828,463	11.63
Exercised	(50,610)	12.50
Forfeited/Expired	(71,413)	28.68

Outstanding at February 29, 2012	3,513,938	$23.91	3.3
Exercisable at February 29, 2012	2,641,060	$27.88	2.3

Information for restricted stock awards and performance-based restricted units (“PSUs”), excluding the cash component, for the six months ended February 29, 2012 was as follows:

	Number	Weighted Average Grant-Date Fair Value
Outstanding at September 1, 2011	2,394,140	$13.44
Granted	467,118	10.64
Vested	(275,146)	14.69
Forfeited	(97,961)	14.37

Outstanding at February 29, 2012	2,488,151	$12.74

During the first quarter of 2012, the Compensation Committee (the “Committee”) of the Company’s Board of Directors approved a grant of restricted stock units (“RSUs”), SARs and PSUs to employees. The PSUs will vest upon the achievement of certain target levels of the performance goals and objectives of the Company over the performance period of approximately three years. The actual number of PSUs granted will be based on the level of achievement. Upon achievement of any of the performance goals, the awards will be paid out in cash. Additionally, a portion of the RSUs and SARs will be settled in cash. The Company accounts for the cash component of stock awards as a liability award and the liability is adjusted at each reporting period based on the share price of Company’s common stock.

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE ATTRIBUTABLE TO CMC

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. The reconciliation of the denominators of the earnings per share calculations was as follows:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Shares outstanding for basic earnings per share	115,703,142	114,736,984	115,616,844	114,528,001
Effect of dilutive securities:
Stock based incentive/purchase plans	1,140,314	—	1,029,625	—

Shares outstanding for diluted earnings per share	116,843,456	114,736,984	116,646,469	114,528,001

For the three and six months ended February 29, 2012, SARs with total share commitments of 2.2 million were antidilutive and therefore excluded from the calculation of diluted earnings per share. For the three and six months ended February 28, 2011, no stock options, restricted stock or SARs were included in the calculation of dilutive shares because the Company reported a loss from continuing operations. All stock options and SARs expire by 2019.

The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings (loss) per share calculation until the shares vest.

The Company did not purchase any shares during the first six months of 2012 and had remaining authorization to purchase 8,259,647 shares of its common stock at February 29, 2012.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

See Note 16, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended August 31, 2011 relating to environmental and other matters. There have been no significant changes to the matters noted therein.

On September 18, 2008, the Company was served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including Commercial Metals Company. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and September 2008, seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest. Document discovery has taken place but motions for class certification are not yet pending nor have any depositions been taken. The Company believes the case is without merit and intends to defend it vigorously.

Since the filing of the direct purchaser lawsuit, a case has been filed in federal court in the Northern District of Illinois on behalf of a class of indirect purchasers in approximately 28 states naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. That case has in effect been stayed. Another indirect purchaser action was filed in Tennessee state court, again naming the same defendants but contending that the conspiracy continued through 2010. The case has been removed to federal court and plaintiffs have moved to remand. The motion to remand has not yet been decided and no motion practice or discovery has taken place. The Company believes that the lawsuits are without merit and plans to defend them vigorously. Due to the uncertainty and the available information at this time, we cannot reasonably estimate a range of loss relating to these cases.

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including litigation, proceedings and investigations relating to environmental matters. Management believes that adequate provisions have been made in the consolidated financial statements for the potential impact of these contingencies, and that the outcomes will not materially impact the results of operations, financial position or cash flows of the Company.

NOTE 15 — BUSINESS SEGMENTS

The Company’s reporting segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise. The reporting segments are the Company’s operating segments except for the Americas Mills reporting segment which includes the domestic steel mills operating segment and the domestic copper tube minimill operating segment. The domestic copper tube minimill is aggregated with the domestic steel mills because of similar economic characteristics, products, production processes, customers and distribution methods.

The Company structures the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States. The Americas Mills segment includes the Company’s domestic steel mills, including the scrap processing facilities that directly support these mills, and the domestic copper tube minimill. The Americas Fabrication segment consists of the Company’s rebar fabrication operations, fence post manufacturing plants and construction-related and other products facilities. The International Mill segment includes the minimill and recycling operations in Poland and fabrication operations in Europe, which have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate differ from the Company’s domestic mills and rebar fabrication operations. International Marketing and Distribution includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, the International Marketing and Distribution segment includes the Company’s U.S.-based trading and distribution divisions, CMC Cometals and CMC Cometals Steel. The international distribution operations consist only of physical transactions and not positions taken for speculation. Corporate contains expenses of the Company’s corporate headquarters and interest expense relating to its long-term public debt and commercial paper program.

The financial information presented for the International Mill segment excludes CMCS and the financial information presented for the Americas Fabrication segment excludes its joist and deck fabrication operations. These operations have been classified as discontinued operations in the consolidated statements of operations. See Note 7, Discontinued Operations, for more information.

The Company uses adjusted operating profit (loss) to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended February 29, 2012
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$376,597	$344,625	$298,226	$216,177	$715,828	$5,291	$—	$1,956,744
Intersegment sales	43,047	181,260	3,367	913	7,527	—	(236,114)	—

Net sales	419,644	525,885	301,593	217,090	723,355	5,291	(236,114)	1,956,744
Adjusted operating profit (loss)	6,389	54,401	(9,969)	6,592	26,554	(20,936)	(2,346)	60,685

	Three Months Ended February 28, 2011
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$411,979	$303,460	$248,410	$201,620	$610,772	$5,409	$—	$1,781,650
Intersegment sales	38,583	174,461	3,560	2,297	11,903	—	(230,804)	—

Net sales	450,562	477,921	251,970	203,917	622,675	5,409	(230,804)	1,781,650
Adjusted operating profit (loss)	10,865	10,945	(49,566)	3,961	12,372	(16,468)	(232)	(28,123)

	Six Months Ended February 29, 2012
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$749,990	$689,191	$613,743	$469,098	$1,416,191	$5,351	$—	$3,943,564
Intersegment sales	84,459	362,190	7,618	44,173	17,235	—	(515,675)	—

Net sales	834,449	1,051,381	621,361	513,271	1,433,426	5,351	(515,675)	3,943,564
Adjusted operating profit (loss)	27,205	112,332	(17,349)	16,414	22,453	(44,204)	(8,491)	108,360
Total assets*	264,378	645,877	582,080	606,958	920,770	1,201,987	(748,028)	3,474,022

	Six Months Ended February 28, 2011
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$759,148	$584,241	$532,353	$418,153	$1,251,180	$11,667	$—	$3,556,742
Intersegment sales	67,209	329,077	7,370	2,950	17,401	—	(424,007)	—

Net sales	826,357	913,318	539,723	421,103	1,268,581	11,667	(424,007)	3,556,742
Adjusted operating profit (loss)	19,057	45,088	(71,574)	10,394	36,610	(27,071)	71	12,575
Total assets at August 31, 2011*	278,120	650,920	590,278	643,748	990,111	1,505,672	(1,079,649)	3,579,200

*	Excludes total assets from discontinued operations of $51.3 million at February 29, 2012 and $103.9 million at August 31, 2011.

The following table provides a reconciliation of consolidated adjusted operating profit (loss) to earnings (loss) from continuing operations:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Earnings (loss) from continuing operations	$27,829	$(34,377)	$152,874	$(19,491)
Income taxes (benefit)	15,015	(12,535)	(80,312)	(5,805)
Interest expense	16,043	17,862	32,340	35,733
Discounts on sales of accounts receivable	1,798	927	3,458	2,138

Adjusted operating profit (loss) from continuing operations	60,685	(28,123)	108,360	12,575
Adjusted operating profit (loss) from discontinued operations	2,387	(11,357)	(24,165)	(24,788)

Adjusted operating profit (loss)	$63,072	$(39,480)	$84,195	$(12,213)

The following represents the Company’s external net sales from continuing operations by major product and geographic area:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2012	2011	2012	2011
Major product information:
Steel products	$1,101,612	$954,881	$2,257,452	$2,004,631
Industrial materials	345,998	278,062	666,500	491,908
Nonferrous scrap	200,740	254,199	395,038	474,471
Ferrous scrap	205,083	180,968	412,429	341,387
Construction materials	37,973	43,325	82,467	99,654
Non-ferrous products	39,577	45,913	79,690	90,980
Other	25,761	24,302	49,988	53,711

Net sales	$1,956,744	$1,781,650	$3,943,564	$3,556,742

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2012	2011	2012	2011
Geographic area:
United States	$1,180,307	$1,001,263	$2,334,086	$1,961,082
Europe	309,793	356,452	661,981	767,331
Asia	257,122	263,074	538,164	476,199
Australia/New Zealand	151,338	124,316	298,901	262,917
Other	58,184	36,545	110,432	89,213

Net sales	$1,956,744	$1,781,650	$3,943,564	$3,556,742

NOTE 16 — RELATED PARTY TRANSACTIONS

One of the Company’s international subsidiaries had a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. This marketing and distribution agreement expired during the second quarter of 2011. As a result, there were no related party transactions during the first three and six months ended February 29, 2012. During the three and six months ended February 28, 2011, net sales to this related party were $33.3 million and $131.4 million, respectively, and total purchases were $39.4 million and $146.4 million, respectively.

NOTE 17 — SUBSEQUENT EVENTS

On March 28, 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $53 million, net of customary finance charges. The resulting gain will be deferred and amortized as a reduction to interest expense over the remaining term of the respective debt tranches.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011. This discussion contains or incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission (the “SEC”) or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC for the year ended August 31, 2011.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	February 29,	February 28,	Increase	February 29,	February 28,	Increase
(in millions)	2012	2011	%	2012	2011	%
Net sales*	$1,956.7	$1,781.7	10%	$3,943.6	$3,556.7	11%
Earnings (loss) from continuing operations	27.8	(34.4)	181%	152.9	(19.5)	884%
Adjusted EBITDA	95.3	0.6	15,783%	150.8	67.2	124%

*	Excludes divisions classified as discontinued operations.

In the table above, we have included a financial statement measure that was not derived in accordance with accounting principles generally accepted in the United States (“GAAP”). We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and non-cash impairment charges) as an operational performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization as well as impairment charges. Adjusted EBITDA compares results without the need to adjust for Federal, state and local taxes, which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our long-term cash incentive performance plan for management and part of a debt compliance test for our revolving credit agreement. Reconciliations from earnings (loss) from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended		Increase	Six Months Ended		Increase
	February 29,	February 28,	(Decrease)	February 29,	February 28,	(Decrease)
(in millions)	2012	2011	%	2012	2011	%
Earnings (loss) from continuing operations	$27.8	$(34.4)	181%	$152.9	$(19.5)	884%
Noncontrolling interests	—	—	—	—	(0.1)	100%
Interest expense	16.0	17.9	(11%)	32.3	35.7	(10%)
Income taxes (benefit)	15.0	(12.5)	220%	(80.3)	(5.8)	(1,284%)
Depreciation, amortization and impairment charges	34.2	39.5	(13%)	68.6	79.1	(13%)

Adjusted EBITDA from continuing operations	93.0	10.5	786%	173.5	89.4	94%
Adjusted EBITDA from discontinued operations	2.3	(9.9)	123%	(22.7)	(22.2)	(2%)

Adjusted EBITDA	$95.3	$0.6	15,783%	$150.8	$67.2	124%

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

The following factors had a significant financial impact during our second quarter of 2012 as compared to the same period of 2011, or are expected to be significant for our future operations:

•

Net sales of the Americas Recycling segment decreased $30.9 million, or 7%, and adjusted operating profit decreased $4.5 million during the second quarter of 2012 as compared to the prior year’s second quarter. The decline in adjusted operating profit was primarily due to decreased margins in our nonferrous products caused by lower nonferrous selling prices.

•

Net sales of the Americas Mills segment increased $48.0 million, or 10%, and adjusted operating profit increased $43.5 million from the prior year’s second quarter. The improvement in adjusted operating profit was due to increased shipments and margins coupled with a $36.6 million decrease in LIFO expense as compared to the second quarter of 2011.

•

Net sales of the Americas Fabrication segment increased $49.6 million, or 20%, and adjusted operating loss decreased $39.6 million to an adjusted operating loss of $10.0 million. The improvement in adjusted operating results was primarily due to a significant improvement in margins in addition to an $11.0 million swing from LIFO expense to LIFO income compared to the same period in the prior year.

•	Net sales of the International Mill segment increased $13.2 million, or 6%, and adjusted operating profit increased $2.6 million from the prior year’s second quarter primarily due to higher shipments.

•

Net sales of International Marketing and Distribution segment increased $100.7 million, or 16%, and adjusted operating profit increased $14.2 million from the prior year’s second quarter primarily due to improved results from our domestic raw material and steel finished goods operations.

•	We recorded consolidated pre-tax LIFO expense of $2.0 million for the second quarter of 2012 compared to pre-tax LIFO expense of $55.7 million for the second quarter of 2011.

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

We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) before income taxes and financing costs. The following tables show net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2012	2011	2012	2011
Net sales:
Americas Recycling	$419,644	$450,562	$834,449	$826,357
Americas Mills	525,885	477,921	1,051,381	913,318
Americas Fabrication	301,593	251,970	621,361	539,723
International Mill	217,090	203,917	513,271	421,103
International Marketing and Distribution	723,355	622,675	1,433,426	1,268,581
Corporate	5,291	5,409	5,351	11,667
Eliminations	(236,114)	(230,804)	(515,675)	(424,007)

	$1,956,744	$1,781,650	$3,943,564	$3,556,742

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2012	2011	2012	2011
Adjusted operating profit (loss):
Americas Recycling	$6,389	$10,865	$27,205	$19,057
Americas Mills	54,401	10,945	112,332	45,088
Americas Fabrication	(9,969)	(49,566)	(17,349)	(71,574)
International Mill	6,592	3,961	16,414	10,394
International Marketing and Distribution	26,554	12,372	22,453	36,610
Corporate	(20,936)	(16,468)	(44,204)	(27,071)
Eliminations	(2,346)	(232)	(8,491)	71
Discontinued Operations	2,387	(11,357)	(24,165)	(24,788)

LIFO Impact on Adjusted Operating Profit (Loss) LIFO is an inventory costing method that assumes the most recent inventory purchases or goods manufactured are sold first. This results in current sales prices being offset against current inventory costs. In periods of rising prices it has the effect of eliminating inflationary profits from operations. In periods of declining prices it has the effect of eliminating deflationary losses from operations. In either case the goal is to reflect economic profit. The table below reflects LIFO income or (expense) representing decreases or (increases) in the LIFO inventory reserve. The International Mill segment is not included in this table as it exclusively uses FIFO valuation for its inventory:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2012	2011	2012	2011
Americas Recycling	$(4,625)	$(6,865)	$5,942	$(9,114)
Americas Mills	(3,130)	(39,712)	(547)	(51,795)
Americas Fabrication	3,368	(7,645)	13,028	(1,484)
International Marketing and Distribution	2,414	(1,534)	3,523	577
Discontinued Operations	—	56	—	447

Consolidated pre-tax LIFO income (expense)	$(1,973)	$(55,700)	$21,946	$(61,369)

Americas Recycling During the second quarter of 2012, this segment reported adjusted operating profit of $6.4 million, a decrease of $4.5 million from the same period in the prior year. The decrease was due to a decline in nonferrous selling prices offset by higher ferrous tons shipped as compared to the second quarter of 2011. Additionally, results were negatively impacted from falling ferrous scrap prices late in the quarter. This segment recorded LIFO expense of $4.6 million as compared to LIFO expense of $6.9 million in the second quarter of 2011. During the quarter, we exported 6% of our ferrous scrap tonnage and 35% of our nonferrous scrap tonnage. Our new shredders in Texas and Oklahoma were fully operational during the second quarter of 2012.

The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended				Six Months Ended
	February 29,	February 28,	Increase (Decrease)		February 29,	February 28,	Increase (Decrease)
	2012	2011	Amount	%	2012	2011	Amount	%
Average ferrous sales price	$363	$352	$11	3%	$357	$318	$39	12%
Average nonferrous sales price	$2,873	$3,385	$(512)	(15%)	$2,886	$3,167	$(281)	(9%)
Ferrous tons shipped	550	509	41	8%	1,088	1,004	84	8%
Nonferrous tons shipped	62	64	(2)	(3%)	122	127	(5)	(4%)

Americas Mills We include our five domestic steel mills, including the scrap locations which directly support the steel mills, and our copper tube minimill in our Americas Mills segment.

Within the segment, adjusted operating profit for our five domestic steel mills was $51.9 million for the second quarter of 2012 as compared to an adjusted operating profit of $6.9 million for the prior year’s second quarter. The results were positively impacted by product mix as volumes in our higher margin merchant product increased 18% as well as margin improvement in all product lines as compared to the second quarter of 2011. These results were achieved despite planned outages at certain mills for capital environmental upgrades and normal maintenance. Additionally, LIFO expense decreased to $6.8 million during the second quarter of 2012 as compared to $38.5 million in the second quarter of 2011. Our Arizona mill was again profitable for the quarter. Our mills operated at 77% of capacity, an increase from 73% in the second quarter of 2011.

The table below reflects our domestic steel mills’ operating statistics (in thousands) and average prices per short ton:

	Three Months Ended				Six Months Ended
	February 29,	February 28,	Increase		February 29,	February 28,	Increase
	2012	2011	Amount	%	2012	2011	Amount	%
Tons melted	607	598	9	2%	1,274	1,187	87	7%
Tons rolled	542	514	28	5%	1,091	1,020	71	7%
Tons shipped	644	606	38	6%	1,285	1,178	107	9%
Average mill selling price (finished goods)	$750	$689	$61	9%	$743	$659	$84	13%
Average mill selling price (total sales)	726	661	65	10%	716	633	83	13%
Average cost of ferrous scrap consumed	392	372	20	5%	389	343	46	13%
Average metal margin	334	289	45	16%	327	290	37	13%
Average ferrous scrap purchase price	353	339	14	4%	348	312	36	12%

Our copper tube minimill recorded an adjusted operating profit of $2.5 million during the second quarter of 2012, a decrease of $1.5 million from the adjusted operating profit of $4.0 million recorded in the second quarter of 2011. The decline in adjusted operating profit was primarily due to lower copper selling prices as compared to the second quarter of 2011. The results benefited from LIFO income of $3.7 million in the second quarter of 2012 as compared to LIFO expense of $1.2 million in the second quarter of 2011.

The table below reflects our copper tube minimill’s operating statistics:

(pounds in millions)	Three Months Ended				Six Months Ended
	February 29,	February 28,	Increase (Decrease)		February 29,	February 28,	Decrease
	2012	2011	Amount	%	2012	2011	Amount	%
Pounds shipped	9.4	9.7	(0.3)	(3%)	18.7	20.3	(1.6)	(8%)
Pounds produced	9.3	8.5	0.8	10%	17.1	18.2	(1.1)	(6%)

Americas Fabrication During the second quarter of 2012, this segment’s adjusted operating loss of $10.0 million was an improvement of $39.6 million over the second quarter of 2011. The segment benefited from relatively stable prices for rebar and improved market conditions in the western U.S. Results were also favorably impacted by a swing in LIFO expense to LIFO income of $11.0 million as compared to the second quarter of 2011. We are continuing to see encouraging results of market recovery in this segment as this segment’s backlog is at an all-time high in tons with steadily improving prices. The composite average fabrication selling price was $914 per ton during the second quarter of 2012, 18% higher than during last year’s second quarter.

The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended				Six Months Ended
	February 29,	February 28,	Increase		February 29,	February 28,	Increase
Average selling price	2012	2011	Amount	%	2012	2011	Amount	%
Rebar	$870	$723	$147	20%	$851	$726	$125	17%
Structural	2,428	1,995	433	22%	2,328	1,881	447	24%
Post	940	896	44	5%	946	901	45	5%

	Three Months Ended				Six Months Ended
	February 29,	February 28,	Increase (Decrease)		February 29,	February 28,	Increase (Decrease)
Tons shipped (in thousands)	2012	2011	Amount	%	2012	2011	Amount	%
Rebar	192	177	15	8%	405	390	15	4%
Structural	15	13	2	15%	28	27	1	4%
Post	25	26	(1)	(4%)	44	46	(2)	(4%)

International Mill We include the mimimill, CMC Zawiercie (“CMCZ”), recycling and fabrication operations in Poland in our International Mill segment. During the second quarter of 2012, this segment’s adjusted operating profit was $6.6 million as compared to an adjusted operating profit of $4.0 million in the second quarter of last year, driven primarily from increased shipments. This segment showed improvement in adjusted operating profit despite severe winter weather that stalled the construction industry in Central Europe. Additionally, merchant bar products aided profitability which is a testament to the value of our investment in the flexible rolling mill that produces merchant products. Results were partially offset by margin compression primarily from unfavorable foreign exchange rates during the second quarter of 2012. Our mill operated at 83% of capacity in the second quarter of 2012, an increase from 76% in the second quarter of 2011.

The table below reflects our International Mill’s operating statistics (in thousands) and average prices per short ton:

	Three Months Ended				Six Months Ended
	February 29,	February 28,	Increase (Decrease)		February 29,	February 28,	Increase (Decrease)
	2012	2011	Amount	%	2012	2011	Amount	%
Tons melted	401	359	42	12%	834	720	114	16%
Tons rolled	356	285	71	25%	709	592	117	20%
Tons shipped	331	314	17	5%	790	670	120	18%
Average mill selling price (total sales)	$613	$603	$10	2%	$607	$583	$24	4%
Average ferrous scrap production cost	401	386	15	4%	389	362	27	7%
Average metal margin	212	217	(5)	(2%)	218	221	(3)	(1%)
Average ferrous scrap purchase price	328	328	—	—	319	303	16	5%

International Marketing and Distribution During the second quarter of 2012, this segment reported adjusted operating profit of $26.6 million, an increase of $14.2 million compared to the second quarter of 2011. The increase in adjusted operating profit was primarily due to improved results in our domestic raw material and steel finished goods operating divisions. During the second quarter of 2012, our domestic raw material division recovered some of the losses incurred during the first quarter related to iron ore purchase contracts. Moderate market improvements resulted in our Asian and Australian operations, including our recent acquisition in Australia, being profitable in the second quarter of 2012.

Corporate Our corporate expenses increased by $4.5 million and $17.1 million for the three and six months ended February 29, 2012 as compared to the same periods from the prior year to $20.9 million and $44.2 million, respectively. The increase in corporate expenses over the prior year’s second quarter was primarily due to $7.1 million in fees and expenses associated with the proxy and tender offer contest initiated by a shareholder activist. Additionally, corporate expenses increased from higher severance costs, retirement costs and information technology costs from new implementations for the six months ended February 29, 2012 as compared to the same period in the prior year. We expect to record approximately $7 million in expenses for the remainder of fiscal 2012 relating to the tender offer contest.

CONTINUING OPERATIONS DATA

Selling, General and Administrative (“SG&A”) Expenses Our SG&A expenses from continuing operations increased by $6.2 million, or 5%, and $12.0 million, or 5%, for the three and six months ended February 29, 2012 as compared to the same periods in the prior year. The increase was primarily due to the items discussed above.

Interest Expense Our interest expense decreased by $1.8 million and $3.4 million for the three and six months ended February 29, 2012 as compared to the same periods from the prior year primarily from the favorable impact of our interest rate swap transactions.

Income Taxes Our effective tax rate from continuing operations for the three and six months ended February 29, 2012 was 35.0% and (110.7%) as compared to 26.7% and 22.9% in the same periods of the prior year. Our effective tax rates primarily vary from the statutory rate of 35% due to state and local taxes increasing the rate and earnings or losses generated in foreign jurisdictions decreasing the rate. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in the rate. Additionally, our rate for the six months ended February 29, 2012 was impacted by a tax benefit of $102 million for ordinary worthless stock and bad debt deductions on the investment in our Croatian steel mill (“CMCS”).

DISCONTINUED OPERATIONS DATA

Discontinued operations primarily consist of CMCS, which was classified as a discontinued operation in the first quarter of 2012. These operations reported adjusted operating profit of $2.4 million during the second quarter of 2012 as compared to adjusted operating loss of $11.4 million in the same period in the prior year. CMCS shipped its remaining production orders during the second quarter and the results of CMCS primarily relate to the liquidation of inventory. These operations reported an adjusted operating loss of $24.2 million and $24.8 million in the six months ended February 29, 2012 and February 28, 2011, respectively. The first six months of 2012 includes $18.0 million of severance expense. We expect expenses related to discontinued operations to continue to be significantly reduced in future quarters.

OUTLOOK

Our third quarter is historically our best quarter as the construction season begins with the onset of milder weather. In the third quarter of 2012, we expect scrap prices to remain stable. The entry into the U.S. scrap markets by foreign buyers has been erratic and difficult to forecast. We are encouraged by the strong backlogs for our domestic operations going into the third quarter and are optimistic about their performance if scrap prices remain stable and the resurgence in foreign imports subsides. We believe the construction industry in Europe could be delayed because of severe winter. Furthermore, currency fluctuations have been unfavorable to the Polish zloty and have compressed margins on the International Mill’s foreign shipments. These factors could challenge our International Mill in the third quarter of 2012. Our backlogs for the International Marketing and Distribution segment are at higher levels than last quarter. We also remain encouraged with our continued progress in improving our cost structure and cash flows.

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

The table below reflects our sources, facilities and availability of liquidity and capital resources as of February 29, 2012 (dollars in thousands):

	Total Facility		Availability
Cash and cash equivalents	$216,182		$—
Revolving credit facility*	300,000		273,360
Domestic receivable sales facility	200,000		70,000
International accounts receivable sales facilities	169,527		12,798
Bank letter of credit facilities — uncommitted	746,812		381,194
Notes due from 2013 to 2018	1,100,000			**
CMCZ credit facilities	82,623		37,520
Other International credit facilities	47,000		43.232
Trade financing arrangements		**	As required
Equipment notes	13,041			**

*	The availability under the revolving credit agreement may be limited by the debt to capitalization ratio covenant. Additionally, the availability under the revolving credit facility is reduced by $26.6 million of stand-by letters of credit issued at February 29, 2012.
**	We believe we have access to additional financing and refinancing, if needed.

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

During the first quarter of 2012, we repaid our CMCZ term note and subsequently entered into current uncommitted credit facilities of PLN 255 million ($82.6 million) with several banks which expire in October and November of 2012. At February 29, 2012, we had PLN 139 million ($45.1 million) outstanding under these facilities. At February 29, 2012, we had $14.3 million outstanding on our CMCS term note which will be repaid in the third quarter of 2012.

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

Certain of our financing agreements include various financial covenants. Our revolving credit facility requires us to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense) of not less than 2.50 to 1.00 for the twelve month cumulative period ended February 29, 2012 and for each fiscal quarter on a rolling twelve month basis through August 31, 2012 and 3.00 to 1.00 for the twelve month cumulative period ending November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At February 29, 2012, our interest coverage ratio was 4.75 to 1.00. The debt to capitalization ratio covenant under the agreement requires us to maintain a ratio not greater than 0.60 to 1.00. At February 29, 2012, our debt to capitalization ratio was 0.52 to 1.00. The revolving credit facility is used as an alternative source of liquidity. Our public debt does not contain any such covenants.

Approximately 30% of our revenue is generated outside the U.S. As a result, our foreign operations have approximately $89 million and $100 million of cash and cash equivalents at February 29, 2012 and August 31, 2011. Historically, our domestic operations have generated the majority of our cash which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our domestic operations have access to the $300 million revolving credit facility and the $200 million sale of receivable program described above. Although not expected, we would be required to provide for taxes on any repatriated earnings from our foreign operations which would result in a higher effective tax rate.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and record allowances as soon as we believe accounts are uncollectible based on current market conditions and customers’ financial condition. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate the amount of credit insured receivables (and those covered by export letters of credit) was approximately 66% of total receivables at February 29, 2012.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 2, Sales of Accounts Receivable, to the consolidated financial statements. Our domestic sale of receivables program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements, and contains covenants that conform to the same requirements contained in our revolving credit agreement.

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

During the six months ended February 29, 2012, we generated $39.1 million of net cash flows from operating activities as compared to using $15.4 million during the first six months of 2011. This increase resulted primarily from a significant improvement in pre-tax earnings partially offset by cash used in operations for working capital. Significant fluctuations in working capital were as follows:

•

Accounts receivable — accounts receivable decreased during the first six months of 2012 from lower sales prices and volumes in the second quarter of 2012 as compared to the fourth quarter of 2011. Additionally, we sold more receivables under our domestic and international sale of receivable programs during the first six months of 2012 as compared to the same period in the prior year. Day’s sales outstanding slightly improved to 39 days during the first six months of 2012 as compared to the same period in the prior year.

•

Inventory — inventory decreased during the first six months of 2012 from lower volume and reduced cost of raw materials during the second quarter of 2012 as compared to the fourth quarter of 2011. Day’s sales in inventory slightly improved to 44 days in the first six months as compared to the same period in the prior year.

•

Accounts payable and accrued expenses —accounts payable and accrued expenses decreased as more cash was used in the first six months of 2012 as accounts payable increased at the end of fiscal year 2011 due to higher volume. Additionally, bonuses were paid out in the first quarter of 2012.

During the six months ended February 29, 2012, we used $14.9 million of net cash flows from investing activities as compared to generating $30.6 million during the same period in the prior year. We invested $53.4 million in property, plant and equipment during the first six months of 2012, an increase of $30.3 million over the first six months of 2011. Additionally, proceeds from property, plant and equipment were $8.1 million in the first six months of 2012, a decrease of $43.8 million over the first six months of 2011. During the first quarter of 2011, we sold certain assets of our joist business and sold the forms of our heavy forms rental business. These items were offset by the release of deposits for letters of credit which generated cash of $30.4 million in the first six months of 2012.

We expect our total capital expenditures for fiscal 2012 to be approximately $130 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

During the first six months of 2012, we used $28.0 million of net cash flows from financing activities as compared to using $152.5 million during the first six months of 2011. The change was primarily due to increased documentary letters of credit which provided additional positive cash flow of $126.1 million during the first six months of 2012 as compared to the same period in the prior year. Our cash dividends remained consistent at approximately $28 million for both periods.

The amount of our contractual obligations for the next twelve months have not significantly changed from our fiscal year ended August 31, 2011. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.

Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 29, 2012, we had committed $31.2 million under these arrangements. All of the commitments expire within one year.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events, including net earnings (loss), economic conditions, credit availability, product pricing and demand, scrap prices, currency valuation, production rates, energy expense, interest rates, inventory levels, acquisitions, construction and operation of new facilities, fees relating to the recent tender offer an proxy contest, expenses related to discontinued operations and general market conditions. These forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Although the Company believes that its expectations are reasonable, it can give no assurance that these expectations will prove to have been correct, and actual results may vary materially from current expectations. Except as required by law, the Company undertakes no obligation to update, amend or clarify any forward-looking statements to reflect events, new information or otherwise. Developments that could impact our expectations include the following:

•	absence of global economic recovery or possible recession relapse;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	continued sovereign debt problems in Greece and other countries within the euro zone and other foreign zones;

•	customer non-compliance with contracts;

•	construction activity or lack thereof;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	execution of cost reduction strategies;

•	ability to retain key executives;

•	court decisions and regulatory rulings;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	availability and pricing of raw materials, including scrap metal, energy, insurance and supply prices;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	severe weather, especially in Poland;

•	the pace of overall economic activity, particularly in China; and

•	business disruptions, costs and future events related to any tender offers and proxy contests initiated by a shareholder activist.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During the quarter ended February 29, 2012, there were no material developments with respect to any legal proceedings previously disclosed in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.

ITEM	1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM	3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM	4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM	5. OTHER INFORMATION

On February 3, 2012, at the Company’s annual meeting of stockholders, in a non-binding vote of the Company’s stockholders regarding the frequency of holding future advisory votes on executive compensation, the proposed frequency that received the highest number of votes was every one year. In light of this result and the other factors considered by the Company’s Board of Directors in making its original recommendation to the stockholders, the Company will hold a non-binding advisory vote on executive compensation every year until the next advisory vote on the frequency of say on pay votes occurs. The next advisory vote regarding the frequency of say on pay votes is required to occur no later than the Company’s 2018 annual meeting of stockholders.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

10.1	Third Amended and Restated Credit Agreement, dated December 27, 2011, by and among Commercial Metals Company, CMCLUX, S.à r.l., Bank of America, N.A., Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, Goldman Sachs Bank USA, PNC Bank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, RBS Securities Inc. and the lenders party thereto (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed January 3, 2012 and incorporated herein by reference).

10.2	Amendment No. 1 to Receivables Purchase Agreement, dated December 28, 2011, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., The Bank of Nova Scotia and Liberty Street Funding LLC (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed January 3, 2012 and incorporated herein by reference)

31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following financial information from Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Earnings (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

*	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

April 6, 2012	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Third Amended and Restated Credit Agreement, dated December 27, 2011, by and among Commercial Metals Company, CMCLUX, S.à r.l., Bank of America, N.A., Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, Goldman Sachs Bank USA, PNC Bank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, RBS Securities Inc. and the lenders party thereto (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed January 3, 2012 and incorporated herein by reference).

10.2	Amendment No. 1 to Receivables Purchase Agreement, dated December 28, 2011, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., The Bank of Nova Scotia and Liberty Street Funding LLC (filed as Exhibit 10.2 to Commercial Metals’ Form 8-K filed January 3, 2012 and incorporated herein by reference)

31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*	The following financial information from Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Earnings (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

*	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.