Form 10-Q
period 2012-05-31
COMMERCIAL METALS CO
filed 2012-06-29
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 1-4304
___________________________________
COMMERCIAL METALS COMPANY
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	75-0725338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6565 N. MacArthur Blvd.
Irving, Texas 75039
(Address of principal executive offices)(Zip Code)
(214) 689-4300
(Registrant’s telephone number, including area code)
 ___________________________________
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 25, 2012 there were 116,219,021 shares of the Company’s common stock outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share and per share data)	2012	2011	2012	2011
Net sales	$2,006,729	$2,062,683	$5,950,293	$5,619,425
Costs and expenses:
Cost of goods sold	1,822,520	1,844,120	5,410,770	5,152,042
Selling, general and administrative expenses	118,050	141,561	368,462	379,944
Interest expense	19,605	17,797	51,945	53,530
	1,960,175	2,003,478	5,831,177	5,585,516
Earnings from continuing operations before taxes	46,554	59,205	119,116	33,909
Income taxes (benefit)	7,488	14,493	(72,824)	8,688
Earnings from continuing operations	39,066	44,712	191,940	25,221

Earnings (loss) from discontinued operations before taxes	2,429	(9,046)	(22,780)	(34,707)
Income taxes (benefit)	812	(554)	(8,112)	(303)
Earnings (loss) from discontinued operations	1,617	(8,492)	(14,668)	(34,404)

Net earnings (loss)	40,683	36,220	177,272	(9,183)
Less net earnings attributable to noncontrolling interests	1	55	3	163
Net earnings (loss) attributable to CMC	$40,682	$36,165	$177,269	$(9,346)

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.34	$0.38	$1.65	$0.22
Earnings (loss) from discontinued operations	0.01	(0.07)	(0.12)	(0.30)
Net earnings (loss)	$0.35	$0.31	$1.53	$(0.08)

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.34	$0.38	$1.64	$0.22
Earnings (loss) from discontinued operations	0.01	(0.07)	(0.12)	(0.30)
Net earnings (loss)	$0.35	$0.31	$1.52	$(0.08)

Cash dividends per share	$0.12	$0.12	$0.36	$0.36
Average basic shares outstanding	115,946,691	115,403,374	115,726,793	114,819,792
Average diluted shares outstanding	116,934,840	116,360,755	116,742,593	116,037,430
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)	May 31, 2012	August 31, 2011
Assets
Current assets:
Cash and cash equivalents	$233,659	$222,390
Accounts receivable (less allowance for doubtful accounts of $10,821 and $16,095)	898,992	956,852
Inventories	865,385	908,338
Other	269,537	238,673
Total current assets	2,267,573	2,326,253
Property, plant and equipment:
Land	81,660	93,496
Buildings and improvements	474,909	507,797
Equipment	1,616,326	1,666,682
Construction in process	39,455	42,499
	2,212,350	2,310,474
Less accumulated depreciation and amortization	(1,233,012)	(1,198,459)
	979,338	1,112,015
Goodwill	76,240	77,638
Other assets	136,895	167,225
Total assets	$3,460,046	$3,683,131
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$445,394	$585,289
Accounts payable-documentary letters of credit	110,083	170,683
Accrued expenses and other payables	326,949	377,774
Notes payable	40,892	6,200
Current maturities of long-term debt	4,090	58,908
Total current liabilities	927,408	1,198,854
Deferred income taxes	58,361	49,572
Other long-term liabilities	117,945	106,560
Long-term debt	1,160,251	1,167,497
Total liabilities	2,263,965	2,522,483
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,974,916 and 115,533,763 shares	1,290	1,290
Additional paid-in capital	371,406	371,616
Accumulated other comprehensive income	(49,594)	59,473
Retained earnings	1,129,190	993,578
Less treasury stock, 13,085,748 and 13,526,901 shares at cost	(256,362)	(265,532)
Stockholders’ equity attributable to CMC	1,195,930	1,160,425
Stockholders’ equity attributable to noncontrolling interests	151	223
Total equity	1,196,081	1,160,648
Total liabilities and stockholders’ equity	$3,460,046	$3,683,131
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31,
(in thousands)	2012	2011
Cash flows from (used by) operating activities:
Net earnings (loss)	$177,272	$(9,183)
Adjustments to reconcile net earnings (loss) to cash flows from (used by) operating activities:
Depreciation and amortization	103,941	120,810
Provision for losses (recoveries) on receivables, net	785	(2,922)
Share-based compensation	9,196	9,240
Deferred income taxes (benefit)	(67,497)	1,357
Tax benefits from stock plans	(58)	(2,367)
Net gain on sale of assets and other	(1,134)	(1,569)
Write-down of inventory	9,305	7,593
Asset impairment	1,628	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	4,157	(141,636)
Accounts receivable sold, net	23,891	49,890
Increase in inventories	(8,130)	(202,995)
Decrease in other assets	14,946	60,100
Increase (decrease) in accounts payable, accrued expenses, other payables and income taxes	(145,900)	59,172
Increase in other long-term liabilities	12,433	8,444
Net cash flows from (used by) operating activities	134,835	(44,066)

Cash flows from (used by) investing activities:
Capital expenditures	(82,505)	(51,539)
Proceeds from the sale of property, plant and equipment and other	11,371	52,253
Proceeds from the sale of equity method investments	—	4,224
Decrease (increase) in deposit for letters of credit	30,404	(3,258)
Net cash flows from (used by) investing activities	(40,730)	1,680

Cash flows from (used by) financing activities:
Decrease in documentary letters of credit	(59,492)	(54,741)
Short-term borrowings, net change	38,091	(8,253)
Repayments on long-term debt	(63,542)	(23,473)
Proceeds from termination of interest rate swaps	52,733	—
Proceeds from issuance of long-term debt	—	1,463
Stock issued under incentive and purchase plans	1,488	10,062
Cash dividends	(41,657)	(41,313)
Purchase of noncontrolling interests	(46)	(3,980)
Tax benefits from stock plans	58	2,367
Net cash flows used by financing activities	(72,367)	(117,868)

Effect of exchange rate changes on cash	(10,469)	4,503
Increase (decrease) in cash and cash equivalents	11,269	(155,751)
Cash and cash equivalents at beginning of year	222,390	399,313
Cash and cash equivalents at end of period	$233,659	$243,562
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	CMC Stockholders’ Equity
	Common Stock		Additional	Accumulated Other		Treasury Stock
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Noncontrolling Interests	Total
Balance at September 1, 2010	129,060,664	$1,290	$373,308	$(12,526)	$1,178,372	(14,735,315)	$(289,708)	$2,638	$1,253,374
Comprehensive income (loss):
Net earnings (loss) for the nine months ended May 31, 2011					(9,346)			$163	(9,183)
Other comprehensive income:
Foreign currency translation adjustment				92,807					92,807
Unrealized loss on derivatives, net of taxes $57				(107)					(107)
Comprehensive income									83,517
Cash dividends					(41,313)				(41,313)
Issuance of stock under incentive and purchase plans, net of forfeitures			(12,008)			1,110,252	22,070		10,062
Share-based compensation			8,518						8,518
Purchase of noncontrolling interests			(1,399)					(2,581)	(3,980)
Tax benefits from stock plans			2,367						2,367
Balance at May 31, 2011	129,060,664	$1,290	$370,786	$80,174	$1,127,713	(13,625,063)	$(267,638)	$220	$1,312,545

	CMC Stockholders’ Equity
	Common Stock		Additional	Accumulated Other		Treasury Stock
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Noncontrolling Interests	Total
Balance at September 1, 2011	129,060,664	$1,290	$371,616	$59,473	$993,578	(13,526,901)	$(265,532)	$223	$1,160,648
Comprehensive income (loss):
Net earnings for the nine months ended May 31, 2012					177,269			3	177,272
Other comprehensive loss:
Foreign currency translation adjustment				(107,542)					(107,542)
Unrealized loss on derivatives, net of taxes $575				(1,525)					(1,525)
Comprehensive income									68,205
Cash dividends					(41,657)				(41,657)
Issuance of stock under incentive and purchase plans, net of forfeitures			(7,682)			441,153	9,170		1,488
Share-based compensation			7,385						7,385
Purchase of noncontrolling interests			29					(75)	(46)
Tax benefits from stock plans			58						58
Balance at May 31, 2012	129,060,664	$1,290	$371,406	$(49,594)	$1,129,190	(13,085,748)	$(256,362)	$151	$1,196,081
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — QUARTERLY FINANCIAL DATA
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with that used in the Annual Report on Form 10-K filed by Commercial Metals Company (the “Company”) with the Securities and Exchange Commission (“SEC”) for the year ended August 31, 2011, and include all normal recurring adjustments necessary to present fairly the consolidated statements of operations, consolidated balance sheets, consolidated statements of cash flows and stockholders’ equity for the periods indicated. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in such Form 10-K. The results of operations for the three and nine month periods are not necessarily indicative of the results expected for the full year.
NOTE 2 — SALES OF ACCOUNTS RECEIVABLE
The Company has a sale of accounts receivable program which expires on December 26, 2014. Under the program, the Company periodically contributes, and several of its subsidiaries periodically sell without recourse, certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary, CMC Receivables, Inc. (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. Depending on the Company’s level of financing needs, CMCRV sells the trade accounts receivable in their entirety to two third party financial institutions. The third party financial institutions advance up to a maximum of $200 million for all receivables and the remaining portion due to the Company is deferred until the ultimate collection of the underlying receivables. The Company accounts for sales to the financial institutions as true sales and the cash advances for receivables are removed from the consolidated balance sheets and reflected as cash provided by operating activities. Additionally, the receivables program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 8, Credit Arrangements.
At May 31, 2012 and August 31, 2011, the Company sold $503.2 million and $557.0 million of receivables, respectively, to the third party financial institutions, and received $75.0 million and $50.0 million, respectively, as advance payments. The remaining amounts of $428.2 million and $507.0 million, respectively, are the deferred purchase prices. The fair value of the deferred purchase prices at May 31, 2012 and August 31, 2011 were $418.8 million and $494.7 million, respectively, and are included as trade receivables on the consolidated balance sheets.
In addition to the domestic sale of accounts receivable program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $131.1 million and $132.2 million as of May 31, 2012 and August 31, 2011, respectively. The Australian program contains financial covenants in which the subsidiary must meet certain coverage and tangible net worth levels, as defined. At May 31, 2012, the Australian subsidiary was not in compliance with these covenants. The Company provided a guarantee of the Australian subsidiary’s performance resulting in the financial covenants being waived at May 31, 2012. The guarantee will cease to be effective when the Australian subsidiary is in compliance with the financial covenants for two consecutive quarters.
During the nine months ended May 31, 2012 and 2011, proceeds from the domestic and international sales of receivables were $1.5 billion and $892.6 million, respectively, and cash payments to the owners of receivables were $1.5 billion and $842.7 million, respectively. The Company is responsible for servicing the receivables for a nominal servicing fee. Discounts on domestic and international sales of accounts receivable were $1.6 million and $1.5 million for the three months ended May 31, 2012 and 2011, respectively, and $5.1 million and $3.6 million for the nine months ended May 31, 2012 and 2011, respectively. These discounts primarily represented the costs of funds and were included in selling, general and administrative expenses.
NOTE 3 — INVENTORIES
Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out method (“LIFO”). LIFO inventory reserves were $290.0 million and $307.3 million at May 31, 2012 and August 31, 2011, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in, first-out method (“FIFO”). The majority of the Company’s inventories are in the form of finished goods, with minimal work in process. At May 31, 2012 and August 31, 2011, $85.4 million and $107.7 million, respectively, were in raw materials.

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
The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at August 31, 2011	$7,267	$295	$57,144	$3,092	$9,840	$77,638
Translation	—	—	—	(582)	(816)	(1,398)
Balance at May 31, 2012	$7,267	$295	$57,144	$2,510	$9,024	$76,240

The total gross carrying amounts of the Company’s intangible assets that were subject to amortization were $46.9 million and $49.7 million at May 31, 2012 and August 31, 2011, respectively, and are included in other noncurrent assets. Aggregate amortization expense for intangible assets for the three months ended May 31, 2012 and 2011 was $1.5 million and $2.4 million, respectively. Aggregate amortization expense for intangible assets for the nine months ended May 31, 2012 and 2011 was $4.5 million and $7.4 million, respectively.
NOTE 5 — SEVERANCE
During the three and nine months ended May 31, 2012, the Company recorded severance costs of $1.0 million and $23.3 million, respectively. During the three and nine months ended May 31, 2011, the Company recorded severance costs of $1.3 million and $2.6 million, respectively. The severance costs recorded during the nine months ended May 31, 2012 primarily relate to the Company’s discontinued operations. See Note 7, Discontinued Operations, for additional information. As of May 31, 2012 and August 31, 2011, the remaining liability to be paid in the future related to termination benefits was $1.1 million and $5.4 million, respectively. There have been no material adjustments to the liability and the changes in the liability primarily relate to costs charged to expense reduced by payments.
NOTE 6 — DISPOSITIONS
During the first quarter of 2012, the Company completed the sale of two properties which were previously joist and deck locations. During the first quarter of 2011, CMC Construction Services, a division of a subsidiary of the Company, completed the sale of heavy forming and shoring equipment for approximately $35 million. Additionally, during the first quarter of 2011, the Company completed the sale of the majority of the joist assets. These transactions resulted in minimal gains or losses on sale.
NOTE 7 — DISCONTINUED OPERATIONS
During the first quarter of 2012, the Company announced its decision to exit its steel pipe manufacturing operations in Croatia (“CMCS”) by closure of the facility and sale of the assets. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. During the first quarter of 2012, this division recorded severance costs of $18.0 million associated with exiting the business. During the second quarter of 2012, the Company shipped all production orders and in the third quarter of 2012 liquidated all remaining inventory. Subsequent to the third quarter of 2012, the Company completed agreements to sell all outstanding shares of CMCS and a portion of the assets excluded from the share purchase. See Note 17, Subsequent Events, for additional information. This operation was in the International Mill segment.
During the second quarter of 2010, the Company’s Board approved a plan to exit the joist and deck business through the sale of those facilities. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. At May 31, 2012, the remaining assets consist of real property for three locations. The joist and deck business was in the Americas Fabrication segment.

As of May 31, 2012, the assets and liabilities of discontinued operations have been presented as held for sale and included in other current assets and accrued expenses and other payables on the consolidated balance sheets. Financial information for discontinued operations was as follows:

(in thousands)	May 31, 2012	August 31, 2011
Current assets	$41,245	$52,272
Noncurrent assets	—	51,659
Current liabilities	10,641	41,115
Noncurrent liabilities	—	13,653

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2012	2011	2012	2011
Revenue	$6,545	$14,132	$30,547	$32,755
Earnings (loss) before taxes	2,429	(9,046)	(22,780)	(34,707)

NOTE 8 — CREDIT ARRANGEMENTS
During the second quarter of 2012, the Company entered into a third amended and restated credit agreement which reduced the revolving credit facility from $400 million to $300 million and extended the maturity date to December 27, 2016. The maximum facility can be increased to $400 million with the consent of all parties. The program’s capacity is reduced by outstanding stand-by letters of credit which totaled $26.6 million at May 31, 2012. Under the credit facility, the Company is required to maintain a minimum interest coverage ratio of not less than 2.50 to 1.00 for the twelve month cumulative period ended May 31, 2012 and for each fiscal quarter on a rolling twelve month basis through August 31, 2012 and 3.00 to 1.00 for the twelve month cumulative period ending November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At May 31, 2012, the Company’s interest coverage ratio was 4.59 to 1.00. The agreement also requires the Company to maintain a debt to capitalization ratio not greater than 0.60 to 1.00. At May 31, 2012, the Company’s debt to capitalization ratio was 0.52 to 1.00. The agreement provides for interest based on the LIBOR, the Eurodollar rate or the Bank of America’s prime rate. The Company had no borrowings outstanding on the revolving credit facility at May 31, 2012 or August 31, 2011.
The Company has numerous uncommitted credit facilities available from domestic and international banks. These credit facilities are used, in general, to support import letters of credit (including accounts payable settled under bankers’ acceptances), foreign exchange transactions and short-term advances which are priced at market rates.
Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate at May 31, 2012	May 31, 2012	August 31, 2011
5.625% notes due November 2013	3.5%	$205,882	$207,752
6.50% notes due July 2017	5.7%	415,234	414,198
7.35% notes due August 2018	6.4%	528,710	526,699
Other, including equipment notes		14,515	10,632
CMCZ term note		—	48,648
CMCS financing agreement		—	18,476
		1,164,341	1,226,405
Less current maturities		4,090	58,908
		$1,160,251	$1,167,497

Interest on the notes is payable semiannually.
During the third quarter of 2011, the Company entered into an interest rate swap transaction to hedge the fair value changes on its 6.50% notes due July 2017 (“2017 Notes”). During the third quarter of 2010, the Company entered into interest rate swap transactions on its 5.625% notes due November 2013 (“2013 Notes”) and 7.35% notes due August 2018 (“2018 Notes”). The swap transactions were designated as fair value hedges at inception and effectively convert all fixed-rate interest to floating rate interest on the Company’s 2013 Notes, and effectively convert fixed-rate interest to floating rate interest with respect to $300 million in principal amount on each of the 2017 Notes and the 2018 Notes. During the third quarter of 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $53 million, net of customary finance charges. The resulting gain is being deferred and amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At May 31, 2012, the unamortized portion was $49.8 million and the amortization of the deferred gain was $2.9 million for the three months ended May 31, 2012.
The CMCS financing agreement was used for capital expenditures and other uses. The note had scheduled principal and interest payments in semiannual installments and was repaid during the third quarter of 2012.
The CMC Zawiercie (“CMCZ”) term note was repaid during the first quarter of 2012. Subsequently, CMCZ entered into current uncommitted credit facilities of $71.9 million with several banks, which expire in the first quarter of 2013. At May 31, 2012, $37.0 million was outstanding under these facilities and included in notes payable on the consolidated balance sheets. The weighted average interest rate on these facilities was approximately 6.1% at May 31, 2012.
Interest of $39.8 million and $32.6 million was paid during the nine months ended May 31, 2012 and 2011, respectively. The Company had no material amounts of interest capitalized in the cost of property, plant and equipment during the periods presented.
NOTE 9 — DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in metals commodity prices, foreign currency exchange rates, natural gas prices and interest rates. One objective of the Company’s risk management program is to mitigate these risks using derivative instruments. The Company enters into metal commodity futures and forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into foreign currency forward contracts which match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. When sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to reduce the effects of the volatility of ocean freight rates. The Company entered into interest rate swap contracts to maintain the majority of the Company’s debt obligations at variable interest rates. These interest rate swap contracts, under which the Company has agreed to pay variable rates of interest and receive fixed rates of interest, were designated as fair value hedges of fixed-rate debt. During the third quarter of 2012, the Company terminated its existing interest rate swap transactions having a notional value of $800 million. See Note 8, Credit Arrangements for additional details.
At May 31, 2012, the Company’s notional values of its foreign currency contract commitments were $323 million.
The following table provides commodity contract commitments as of May 31, 2012:

Commodity	Long/Short	Total
Aluminum	Long	6,325	MT
Aluminum	Short	3,400	MT
Copper	Long	1,122	MT
Copper	Short	5,103	MT
Zinc	Long	15	MT
Natural Gas	Long	50,000	MMBtu
_________________

•	MT = Metric Ton

•	MMBtu = One million British thermal units
The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. For the three and nine months ended May 31, 2012 and 2011, these hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2012	2011	2012	2011
Commodity	Cost of goods sold	$5,737	$4,296	$5,978	$(11,744)
Foreign exchange	Net sales	(18)	39	(199)	35
Foreign exchange	Cost of goods sold	—	305	(537)	1,174
Foreign exchange	SG&A expenses	1,173	(3,984)	479	(4,823)
Gain (loss) before taxes		$6,892	$656	$5,721	$(15,358)

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged (underlying) items offsetting the gain or loss on the related derivative transaction. Hedged (underlying) items relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging Instruments		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2012	2011	2012	2011
Foreign exchange	SG&A expenses	$5,805	$(5,382)	$4,255	$(14,157)
Interest rate	Interest expense	(6,613)	11,091	10,561	17,331
Gain (loss) before taxes		$(808)	$5,709	$14,816	$3,174

Hedged (Underlying) Items Designated as Fair Value Hedging Instruments		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2012	2011	2012	2011
Foreign exchange	Net sales	$—	$77	$—	$126
Foreign exchange	SG&A expenses	(5,805)	5,299	(4,255)	14,031
Interest rate	Interest expense	6,613	(11,090)	(10,561)	(17,331)
Gain (loss) before taxes		$808	$(5,714)	$(14,816)	$(3,174)

The Company recognized the impact of actual and estimated net periodic settlements of current interest on active interest rate swaps as adjustments to interest expense. The Company recorded an increase to interest expense of $2.1 million for the three months ended May 31, 2012, related to the termination of the interest rate swaps. The Company recorded a reduction to interest expense related to interest rate swaps of $3.9 million for the three months ended May 31, 2011. The Company recorded reductions to interest expense related to interest rate swaps of $6.5 million and $10.7 million for the nine months ended May 31, 2012 and 2011, respectively. These amounts represent the net of the Company’s periodic variable-rate interest obligations and the swap counterparty’s fixed-rate interest obligations. The Company’s variable-rate obligations are based on a spread from the six-month LIBOR.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss)	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Commodity	$(22)	$(266)	$(3)	$126
Foreign exchange	(1,001)	125	(2,629)	296
Gain (loss), net of taxes	$(1,023)	$(141)	$(2,632)	$422

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss)		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2012	2011	2012	2011
Commodity	Cost of goods sold	$3	$133	$18	$103
Foreign exchange	Net sales	40	—	(1,153)	—
Foreign exchange	SG&A expenses	(116)	16	(277)	82
Interest rate	Interest expense	102	115	305	344
Gain (loss), net of taxes		$29	$264	$(1,107)	$529

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets (in thousands):

Derivative Assets	May 31, 2012	August 31, 2011
Commodity — designated	$15	$17
Commodity — not designated	4,835	2,329
Foreign exchange — designated	2,391	893
Foreign exchange — not designated	1,415	970
Current interest rate — designated	—	19,134
Long-term interest rate — designated	—	29,515
Derivative assets (other current assets and other assets)*	$8,656	$52,858

Derivative Liabilities	May 31, 2012	August 31, 2011
Commodity — designated	$6	$—
Commodity — not designated	2,977	2,625
Foreign exchange — designated	1,456	805
Foreign exchange — not designated	1,844	2,258
Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$6,283	$5,688
 _________________

*	Derivative assets and liabilities do not include the hedged (underlying) items designated as fair value hedges.
As of May 31, 2012, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.
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
The following table summarizes information regarding the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	May 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market investments	$162,651	$162,651	$—	$—
Derivative assets	8,656	4,835	3,821	—
Nonqualified benefit plan assets *	50,621	50,621	—	—
Derivative liabilities	6,283	2,946	3,337	—
Nonqualified benefit plan liabilities *	78,699	—	78,699	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market investments	$153,839	$153,839	$—	$—
Derivative assets	52,858	2,329	50,529	—
Nonqualified benefit plan assets *	49,357	49,357	—	—
Derivative liabilities	5,688	2,625	3,063	—
Nonqualified benefit plan liabilities *	81,167	—	81,167	—
 _________________

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

The Company’s long-term debt is predominantly publicly held. The fair value was approximately $1.19 billion at May 31, 2012 and $1.24 billion at August 31, 2011. Fair value was determined by indicated market values.
NOTE 11 — INCOME TAXES
The Company’s effective income tax rate for continuing operations for the three and nine months ended May 31, 2012 was 16.1% and (61.1)%, respectively, and for the three and nine months ended May 31, 2011 was 24.5% and 25.6%, respectively. The effective tax rate from discontinued operations for the three and nine months ended May 31, 2012 was 33.4% and 35.6%, respectively, and for the three and nine months ended May 31, 2011 was 6.1% and 0.9%, respectively.
The Company recorded a tax benefit of $11.5 million during the three months ended May 31, 2012 related to federal and state research and development tax credits for fiscal years 2008 through 2011. During the nine months ended May 31, 2012, the Company also recognized a tax loss in the amount of $291 million related to its investments in its Croatian subsidiary. As a result, a tax benefit of $102 million was recorded from these losses in continuing operations for the nine month period ended May 31, 2012. The Company will report and disclose the losses on these investments on its U.S. tax return as ordinary worthless stock and bad debt deductions. These tax benefits are the primary reason for the variance from the statutory tax rate of 35%.
The Company made net payments of $17.2 million and had net refunds of $72.9 million for income taxes during the nine months ended May 31, 2012 and 2011, respectively.
The reserve for unrecognized tax benefits relating to the accounting for uncertainty in income taxes was $20.7 million and $10.8 million, exclusive of interest and penalties, as of May 31, 2012 and August 31, 2011, respectively.
The Company’s policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as tax expense and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three and nine months ended May 31, 2012, before any tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized tax benefits.
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
The following is a summary of tax years subject to examination:
U.S. Federal - 2009 and forward
U.S. States - 2006 and forward
Foreign - 2005 and forward
The Company is currently under examination by the Internal Revenue Service and several U.S. states. We believe our recorded tax liabilities as of May 31, 2012 sufficiently reflect the anticipated outcome of these examinations.

NOTE 12 — SHARE-BASED COMPENSATION
The Company recognizes share-based compensation at fair value in the financial statements. The fair value of each share-based award is estimated at the date of grant using either the Black-Scholes pricing model or a binomial model. Total compensation cost is amortized over the requisite service period using the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting. The Company recognized share-based compensation of $3.2 million and $9.2 million for the three and nine months ended May 31, 2012 and 2011, respectively, as a component of selling, general and administrative expenses. At May 31, 2012, the Company had $26.6 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements. The change in total unrecognized pre-tax compensation from August 31, 2011 relates to $24.0 million of grants during the year reduced by amortization and an adjustment for lower expected achievement of performance awards. This cost is expected to be recognized over approximately three years.
Combined information for shares subject to options and stock appreciation rights (“SARs”), excluding the cash component, for the nine months ended May 31, 2012 was as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at September 1, 2011	2,807,498	$27.45
Granted	828,463	11.63
Exercised	(80,210)	12.43
Forfeited/Expired	(213,566)	30.36
Outstanding at May 31, 2012	3,342,185	$23.71	3.2
Exercisable at May 31, 2012	2,477,927	$27.82	2.1

Information for restricted stock awards and performance-based restricted units (“PSUs”), excluding the cash component, for the nine months ended May 31, 2012 was as follows:

	Number	Weighted Average Grant-Date Fair Value
Outstanding at September 1, 2011	2,394,140	$13.44
Granted	467,118	10.64
Vested	(286,649)	14.65
Forfeited	(392,024)	10.34
Outstanding at May 31, 2012	2,182,585	$13.24

During the first quarter of 2012, the Compensation Committee (the “Committee”) of the Company’s Board of Directors approved a grant of restricted stock units (“RSUs”), SARs and PSUs to employees. The PSUs will vest upon the achievement of certain target levels of the performance goals and objectives of the Company over the performance period of approximately three years. The actual number of PSUs granted will be based on the level of achievement. Upon achievement of any of the performance goals, the awards will be paid out in cash. Additionally, a portion of the RSUs and SARs will be settled in cash. The Company accounts for the cash component of stock awards as a liability award and the liability is adjusted at each reporting period based on the share price of the Company’s common stock.

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE ATTRIBUTABLE TO CMC
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. The reconciliation of the denominators of the earnings per share calculations was as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Shares outstanding for basic earnings per share	115,946,691	115,403,374	115,726,793	114,819,792
Effect of dilutive securities:
Stock based incentive/purchase plans	988,149	957,381	1,015,800	1,217,638
Shares outstanding for diluted earnings per share	116,934,840	116,360,755	116,742,593	116,037,430

For the three and nine months ended May 31, 2012 and 2011, SARs with total share commitments of 2.1 million and 2.4 million, respectively, were antidilutive and therefore excluded from the calculation of diluted earnings per share. All stock options and SARs expire by 2019.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
The Company did not purchase any shares during the first nine months of 2012 and had remaining authorization to purchase 8,259,647 shares of its common stock at May 31, 2012.
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
The Company structures the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States. The Americas Mills segment includes the Company’s domestic steel mills, including the scrap processing facilities that directly support these mills, and the domestic copper tube minimill. The Americas Fabrication segment consists of the Company’s rebar fabrication operations, fence post manufacturing plants and construction-related and other products facilities. The International Mill segment includes the minimill and recycling operations in Poland and fabrication operations in Europe, which have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate differ from the Company’s domestic mills and rebar fabrication operations. International Marketing and Distribution includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, the International Marketing and Distribution segment includes the Company’s U.S.-based trading and distribution divisions, CMC Cometals and CMC Cometals Steel. The international distribution operations consist only of physical transactions and not positions taken for speculation. Corporate contains expenses of the Company’s corporate headquarters and interest expense relating to its long-term public debt.
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
The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended May 31, 2012
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$364,195	$343,700	$375,097	$246,553	$677,859	$(675)	$—	$2,006,729
Intersegment sales	48,217	221,425	4,229	5,285	5,549	—	(284,705)	—
Net sales	412,412	565,125	379,326	251,838	683,408	(675)	(284,705)	2,006,729
Adjusted operating profit (loss)	3,895	59,285	199	1,277	23,346	(20,110)	(122)	67,770

	Three Months Ended May 31, 2011
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$443,898	$341,972	$323,997	$318,138	$633,706	$972	$—	$2,062,683
Intersegment sales	35,878	204,043	4,453	184	12,721	—	(257,279)	—
Net sales	479,776	546,015	328,450	318,322	646,427	972	(257,279)	2,062,683
Adjusted operating profit (loss)	13,194	71,050	(14,737)	22,616	16,978	(28,503)	(2,089)	78,509

	Nine Months Ended May 31, 2012
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$1,114,185	$1,032,891	$988,840	$715,651	$2,094,050	$4,676	$—	$5,950,293
Intersegment sales	132,676	583,615	11,847	49,458	22,784	—	(800,380)	—
Net sales	1,246,861	1,616,506	1,000,687	765,109	2,116,834	4,676	(800,380)	5,950,293
Adjusted operating profit (loss)	31,100	171,617	(17,150)	17,691	45,799	(64,314)	(8,613)	176,130
Total assets*	263,150	652,223	611,236	507,165	892,143	1,296,599	(803,715)	3,418,801

	Nine Months Ended May 31, 2011
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$1,203,046	$926,213	$856,350	$736,291	$1,884,886	$12,639	$—	$5,619,425
Intersegment sales	103,087	533,120	11,823	3,134	30,122	—	(681,286)	—
Net sales	1,306,133	1,459,333	868,173	739,425	1,915,008	12,639	(681,286)	5,619,425
Adjusted operating profit (loss)	32,251	116,138	(86,311)	33,010	53,588	(55,574)	(2,018)	91,084
Total assets at August 31, 2011*	278,120	650,920	590,278	643,748	990,111	1,505,672	(1,079,649)	3,579,200

*	Excludes total assets from discontinued operations of $41.2 million at May 31, 2012 and $103.9 million at August 31, 2011.
The following table provides a reconciliation of consolidated adjusted operating profit (loss) to earnings from continuing operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2012	2011	2012	2011
Earnings from continuing operations	$39,066	$44,712	$191,940	$25,221
Interest expense	19,605	17,797	51,945	53,530
Income taxes (benefit)	7,488	14,493	(72,824)	8,688
Discounts on sales of accounts receivable	1,611	1,507	5,069	3,645
Adjusted operating profit from continuing operations	67,770	78,509	176,130	91,084
Adjusted operating profit (loss) from discontinued operations	2,622	(8,589)	(21,543)	(33,377)
Adjusted operating profit	$70,392	$69,920	$154,587	$57,707

The following represents the Company’s external net sales from continuing operations by major product and geographic area:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2012	2011	2012	2011
Major product information:
Steel products	$1,212,264	$1,138,811	$3,469,716	$3,143,442
Industrial materials	287,985	319,724	954,485	811,632
Ferrous scrap	201,505	215,610	613,934	556,997
Nonferrous scrap	186,376	251,229	581,414	725,700
Construction materials	46,511	57,478	128,978	157,132
Nonferrous products	48,126	54,396	127,816	145,376
Other	23,962	25,435	73,950	79,146
Net sales	$2,006,729	$2,062,683	$5,950,293	$5,619,425

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2012	2011	2012	2011
Geographic area:
United States	$1,217,140	$1,158,843	$3,551,226	$3,119,925
Europe	352,781	393,979	1,014,762	1,161,310
Asia	225,976	303,775	764,140	779,974
Australia/New Zealand	159,612	124,953	458,513	387,870
Other	51,220	81,133	161,652	170,346
Net sales	$2,006,729	$2,062,683	$5,950,293	$5,619,425
NOTE 16 — RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries had a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. This marketing and distribution agreement expired during the second quarter of 2011. As a result, there were no related party transactions during the three and nine months ended May 31, 2012. During the three and nine months ended May 31, 2011, net sales to this related party were $2.5 million and $133.9 million, respectively, and total purchases were $3.0 million and $149.4 million, respectively.
NOTE 17 — SUBSEQUENT EVENTS
Effective June 1, 2012, the Company completed the sale of all outstanding shares of CMCS for approximately $30.4 million, of which $3.1 million will be paid when certain conditions are met. As part of the sale, certain assets were excluded from the transaction. On June 13, 2012, the Company completed the sale of a portion of the excluded assets for approximately $6.7 million. The remaining assets excluded from these transactions continue to be marketed. The Company expects to record a pre-tax gain on sale for these transactions in the range of $12 million to $17 million, including a foreign currency translation gain of approximately $8 million.

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
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended May 31,		Decrease	Nine Months Ended May 31,		Increase
(in thousands)	2012	2011	%	2012	2011	%
Net sales*	$2,006,729	$2,062,683	(3)%	$5,950,293	$5,619,425	6%
Earnings from continuing operations	39,066	44,712	(13)%	191,940	25,221	661%
Adjusted EBITDA	104,257	107,537	(3)%	255,084	174,706	46%
_________________

*	Excludes divisions classified as discontinued operations.
In the table above, we have included a financial statement measure that was not derived in accordance with accounting principles generally accepted in the United States (“GAAP”). We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and non-cash impairment charges) as an operational performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization as well as impairment charges. Adjusted EBITDA compares results without the need to adjust for Federal, state and local taxes, which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our long-term cash incentive performance plan for management and part of a debt compliance test for our revolving credit agreement. Reconciliations from earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended May 31,		Increase (Decrease)	Nine Months Ended May 31,		Increase (Decrease)
(in thousands)	2012	2011	%	2012	2011	%
Earnings from continuing operations	$39,066	$44,712	(13)%	$191,940	$25,221	661%
Noncontrolling interests	(1)	(55)	98%	(3)	(163)	98%
Interest expense	19,605	17,797	10%	51,945	53,530	(3)%
Income taxes (benefit)	7,488	14,493	(48)%	(72,824)	8,688	(938)%
Depreciation, amortization and impairment charges	34,790	37,872	(8)%	103,391	116,943	(12)%
Adjusted EBITDA from continuing operations	100,948	114,819	(12)%	274,449	204,219	34%
Adjusted EBITDA from discontinued operations	3,309	(7,282)	145%	(19,365)	(29,513)	34%
Adjusted EBITDA	$104,257	$107,537	(3)%	$255,084	$174,706	46%

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
The following factors had a significant financial impact during our third quarter of 2012 as compared to the same period of 2011, or are expected to be significant for our future operations:

•
Net sales of the Americas Recycling segment decreased 14% and adjusted operating profit decreased $9.3 million during the third quarter of 2012 as compared to the prior year’s third quarter primarily due to lower nonferrous volumes and average selling prices.

•
Net sales of the Americas Mills segment increased 3% while adjusted operating profit decreased $11.8 million from the prior year’s third quarter. The results were primarily impacted from margin compression and a swing from LIFO income to expense of $4.6 million.

•
Net sales of the Americas Fabrication segment increased 15% and the segment reported an increase in adjusted operating results of $14.9 million due to better selling prices, volumes and margin expansion. These factors resulted in this segment reporting adjusted operating profit for the first time since the first quarter of 2008.

•
Net sales of the International Mill segment decreased 21% and adjusted operating profit decreased $21.3 million from the prior year’s third quarter primarily due to margin compression and deteriorating economic conditions in Europe.

•
Net sales of the International Marketing and Distribution segment increased 6% and adjusted operating profit increased $6.4 million from the prior year’s third quarter primarily due to improved results from our domestic raw material operations.

•	We terminated our interest rate swap transactions and received cash proceeds of approximately $53 million.

•	In June, we completed transactions to sell portions of our steel pipe manufacturing operation in Croatia ("CMCS"). We are continuing to market the remaining assets of CMCS.
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

We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) before income taxes and financing costs. The following tables show net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2012	2011	2012	2011
Net sales:
Americas Recycling	$412,412	$479,776	$1,246,861	$1,306,133
Americas Mills	565,125	546,015	1,616,506	1,459,333
Americas Fabrication	379,326	328,450	1,000,687	868,173
International Mill	251,838	318,322	765,109	739,425
International Marketing and Distribution	683,408	646,427	2,116,834	1,915,008
Corporate	(675)	972	4,676	12,639
Eliminations	(284,705)	(257,279)	(800,380)	(681,286)
	$2,006,729	$2,062,683	$5,950,293	$5,619,425

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2012	2011	2012	2011
Adjusted operating profit (loss):
Americas Recycling	$3,895	$13,194	$31,100	$32,251
Americas Mills	59,285	71,050	171,617	116,138
Americas Fabrication	199	(14,737)	(17,150)	(86,311)
International Mill	1,277	22,616	17,691	33,010
International Marketing and Distribution	23,346	16,978	45,799	53,588
Corporate	(20,110)	(28,503)	(64,314)	(55,574)
Eliminations	(122)	(2,089)	(8,613)	(2,018)
Discontinued Operations	2,622	(8,589)	(21,543)	(33,377)

LIFO Impact on Adjusted Operating Profit (Loss) LIFO is an inventory costing method that assumes the most recent inventory purchases or goods manufactured are sold first. Therefore, current sales prices are offset against current inventory costs. In periods of rising prices, the LIFO inventory costing method has the effect of eliminating inflationary profits from operations. In periods of declining prices, this method has the effect of eliminating deflationary losses from operations. In either case the goal is to reflect economic profit of current market conditions. The table below reflects LIFO income or (expense) representing decreases or (increases) in the LIFO inventory reserve. The International Mill segment exclusively uses the FIFO inventory valuation method and thus is not included in this table:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2012	2011	2012	2011
Americas Recycling	$(2,991)	$(2,630)	$2,951	$(11,744)
Americas Mills	(662)	3,928	(1,209)	(47,867)
Americas Fabrication	(1,443)	(3,436)	11,585	(4,920)
International Marketing and Distribution	513	(3,892)	4,036	(3,315)
Discontinued Operations	—	44	—	491
Consolidated pre-tax LIFO income (expense)	$(4,583)	$(5,986)	$17,363	$(67,355)

Americas Recycling During the third quarter of 2012 this segment reported adjusted operating profit of $3.9 million as compared to an adjusted operating profit of $13.2 million for the prior year's third quarter. The results suffered from lower nonferrous average selling prices and volumes primarily from reduced export demand within the Asian scrap market. Ferrous scrap prices moved down modestly during the quarter. This segment recorded LIFO expense of $3.0 million as compared to LIFO expense of $2.6 million in the third quarter of 2011. During the quarter, we exported 8% of our ferrous scrap tonnage and 35% of our nonferrous scrap tonnage.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended May 31,		Increase (Decrease)		Nine Months Ended May 31,		Increase (Decrease)
	2012	2011	Amount	%	2012	2011	Amount	%
Average ferrous sales price	$354	$354	$—	—%	$356	$331	$25	8%
Average nonferrous sales price	$2,867	$3,413	$(546)	(16)%	$2,880	$3,252	$(372)	(11)%
Ferrous tons shipped	588	557	31	6%	1,676	1,561	115	7%
Nonferrous tons shipped	60	67	(7)	(10)%	181	194	(13)	(7)%

Americas Mills We include our five domestic steel mills, including the scrap locations which directly support the steel mills, and our copper tube minimill in our Americas Mills segment.
Within the segment, adjusted operating profit for our five domestic steel mills was $62.6 million for the third quarter of 2012 as compared to an adjusted operating profit of $67.6 million for the prior year’s third quarter. The results were primarily impacted from margin compression partially offset by higher volumes as compared to the third quarter of 2011. Results were also negatively impacted from lower LIFO income of $3.0 million recorded in the third quarter of 2012 as compared to LIFO income of $6.1 million recorded in the third quarter of 2011. Our mills operated at 82% of capacity, an increase from 73% in the third quarter of 2011.
The table below reflects our domestic steel mills’ operating statistics (in thousands) and average prices per short ton:

	Three Months Ended May 31,		Increase		Nine Months Ended May 31,		Increase
	2012	2011	Amount	%	2012	2011	Amount	%
Tons melted	664	617	47	8%	1,938	1,804	134	7%
Tons rolled	581	511	70	14%	1,672	1,531	141	9%
Tons shipped	695	637	58	9%	1,980	1,815	165	9%
Average mill selling price (finished goods)	$738	$736	$2	—%	$741	$685	$56	8%
Average mill selling price (total sales)	715	705	10	1%	716	658	58	9%
Average cost of ferrous scrap consumed	393	385	8	2%	390	357	33	9%
Average metal margin	322	320	2	1%	326	301	25	8%
Average ferrous scrap purchase price	352	342	10	3%	349	321	28	9%

Our copper tube minimill recorded an adjusted operating loss of $3.3 million during the third quarter of 2012 as compared to an adjusted operating profit of $3.5 million for the prior year's third quarter. The decline in adjusted operating profit was primarily due to lower copper selling prices as compared to the third quarter of 2011.
The table below reflects our copper tube minimill’s operating statistics:

	Three Months Ended May 31,		Increase		Nine Months Ended May 31,		Decrease
(pounds in millions)	2012	2011	Amount	%	2012	2011	Amount	%
Pounds shipped	11.1	11.1	—	—%	29.8	31.4	(1.6)	(5)%
Pounds produced	10.7	10.2	0.5	5%	27.8	28.4	(0.6)	(2)%

Americas Fabrication During the third quarter of 2012, this segment reported adjusted operating profit of $0.2 million as compared to an adjusted operating loss of $14.7 million in the prior year's quarter marking a significant improvement. The segment benefited from stable material pricing and improved market conditions in commercial construction markets resulting in stronger volume and pricing. Additionally, LIFO expense decreased to $1.4 million during the third quarter of 2012 as compared to $3.4 million in expense during third quarter of 2011. We are continuing to see encouraging results of market recovery as this segment’s backlog is near all-time highs in tons. The composite average fabrication selling price was $906 per ton during the third quarter of 2012, 8% higher than during last year's third quarter.
The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended May 31,		Increase		Nine Months Ended May 31,		Increase
Average selling price	2012	2011	Amount	%	2012	2011	Amount	%
Rebar	$867	$798	$69	9%	$857	$752	$105	14%
Structural	2,256	1,926	330	17%	2,303	1,894	409	22%
Post	965	944	21	2%	953	918	35	4%
	Three Months Ended May 31,		Increase (Decrease)		Nine Months Ended May 31,		Increase (Decrease)
Tons shipped (in thousands)	2012	2011	Amount	%	2012	2011	Amount	%
Rebar	255	217	38	18%	660	607	53	9%
Structural	15	16	(1)	(6)%	43	43	—	—%
Post	28	31	(3)	(10)%	72	77	(5)	(6)%

International Mill We include the mimimill, CMC Zawiercie (“CMCZ”), recycling and fabrication operations in Poland in our International Mill segment. During the third quarter of 2012, this segment’s adjusted operating profit was $1.3 million as compared to an adjusted operating profit of $22.6 million in prior year's quarter. This segment's adjusted operating profit decreased as the Polish economy has slowed amid new economic and political instability in Europe and a decline in infrastructure spending for new projects in Poland. Exports remain strong due to the weakening Polish zloty. Our mill operated at 82% of capacity in the third quarter of 2012, a decrease from 87% in the third quarter of 2011.
The table below reflects our International Mill’s operating statistics (in thousands) and average prices per short ton:

	Three Months Ended May 31,		Decrease		Nine Months Ended May 31,		Increase (Decrease)
	2012	2011	Amount	%	2012	2011	Amount	%
Tons melted	400	431	(31)	(7)%	1,234	1,151	83	7%
Tons rolled	343	356	(13)	(4)%	1,052	948	104	11%
Tons shipped	374	425	(51)	(12)%	1,164	1,095	69	6%
Average mill selling price (total sales)	$624	$687	$(63)	(9)%	$613	$623	$(10)	(2)%
Average ferrous scrap production cost	411	416	(5)	(1)%	396	381	15	4%
Average metal margin	213	271	(58)	(21)%	217	242	(25)	(10)%
Average ferrous scrap purchase price	330	341	(11)	(3)%	323	315	8	3%

International Marketing and Distribution During the third quarter of 2012, this segment reported adjusted operating profit of $23.3 million as compared to adjusted operating profit of $17.0 million in the prior year's quarter. All divisions were profitable during the third quarter of 2012 with our domestic raw material operating division contributing the largest improvement in adjusted operating profit compared to the same period in the prior year.
Corporate Our corporate expenses decreased $8.4 million to $20.1 million in the third quarter of 2012 as compared to the same period in the prior year. The decrease in corporate expenses over the prior year's third quarter was primarily due to cost containment initiatives and lower compensation offset by $4.0 million in costs associated with the proxy and tender offer contest initiated by an activist shareholder. For the nine months ended May 31, 2012, our corporate expenses increased $8.7 million to $64.3 million as compared to the nine months ended May 31, 2012 primarily due to $11.2 million in fees and expenses associated with the proxy and tender offer contest. We expect to record $3.7 million in expenses for the remainder of fiscal 2012 relating to the proxy and tender offer contest.

CONTINUING OPERATIONS DATA
Selling, General and Administrative (“SG&A”) Expenses Our SG&A expenses from continuing operations decreased by $23.5 million, or 17%, and $11.5 million, or 3%, for the three and nine months ended May 31, 2012 as compared to the same periods in the prior year. The costs were down as a result of our cost containment initiatives offset by expenses associated with the proxy and tender offer contest as discussed above.
Interest Expense Our interest expense increased $1.8 million for the three months ended May 31, 2012 as compared to the same period in the prior year primarily from the impact of terminating our interest rate swaps during the third quarter of 2012. Additionally, the settlement resulted in a gain of approximately $53 million which is being amortized over the remaining term of the respective notes. Interest expense decreased by $1.6 million for the nine months ended May 31, 2012 as compared to the same period in the prior year primarily from lower average debt outstanding internationally.
Income Taxes The Company’s effective income tax rate for continuing operations for the three and nine months ended May 31, 2012 was 16.1% and (61.1)%, respectively, and for the three and nine months ended May 31, 2011 was 24.5% and 25.6%, respectively. The effective tax rate for discontinued operations for the three and nine months ended May 31, 2012 was 33.4% and 35.6%, respectively, and for the three and nine months ended May 31, 2011 was 6.1% and 0.9%, respectively.
The Company recorded a tax benefit of $11.5 million during the three months ended May 31, 2012 related to federal and state research and development tax credits for fiscal years 2008 through 2011. During the nine months ended May 31, 2012, the Company recognized a tax benefit of $102 million for ordinary worthless stock and bad debt deductions on the investment in CMCS. These tax benefits are the primary reason for the variance from the statutory tax rate of 35%. Additionally, the effective tax rate is also impacted by state and local taxes increasing the rate and earnings or losses generated in foreign jurisdictions decreasing the rate. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in the rate.
DISCONTINUED OPERATIONS DATA
Discontinued operations primarily consist of CMCS, which was classified as a discontinued operation in the first quarter of 2012. These operations reported adjusted operating profit of $2.6 million during the third quarter of 2012 as compared to adjusted operating loss of $8.6 million in the same period in the prior year. The results for the third quarter of 2012 primarily relate to the liquidation of working capital as operations were ceased in the second quarter of 2012. These operations reported an adjusted operating loss of $21.5 million and $33.4 million for the nine months ended May 31, 2012 and May 31, 2011, respectively. The first nine months of 2012 includes $18.0 million of severance expense associated with closing the facility.
OUTLOOK
In the fourth quarter of 2012, we expect scrap prices to decline further from oversupply as the constriction of the export market continues through the summer months. Despite weakness in the scrap markets, we remain encouraged by the strong backlogs for our domestic and international operations going into the fourth quarter and are optimistic about their performance. We believe our International Mill segment will continue to face difficult market conditions in the fourth quarter. However, we have reduced our higher priced inventory and we believe prices will continue to stabilize for this segment. We remain committed to improving our cost structure and cash flows.
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

The table below reflects our sources, facilities and availability of liquidity and capital resources as of May 31, 2012:

(dollars in thousands)	Total Facility	Availability
Cash and cash equivalents	$233,659	$—
Revolving credit facility*	300,000	273,360
Domestic receivable sales facility	200,000	125,000
International accounts receivable sales facilities	182,500	51,375
Bank letter of credit facilities — uncommitted	712,180	410,137
Notes due from 2013 to 2018	1,100,000	**
CMCZ credit facilities	71,900	34,900
Trade financing arrangements	**	As required
Equipment notes	14,515	**
_________________

*
The availability under the revolving credit agreement may be limited by the debt to capitalization ratio covenant. Additionally, the availability under the revolving credit facility is reduced by $26.6 million of stand-by letters of credit issued at May 31, 2012.

**	We believe we have access to additional financing and refinancing, if needed.
During the second quarter of 2012, we entered into a third amended and restated credit agreement which reduced the revolving credit facility to $300 million and extended the maturity date five years. The maximum credit facility can be increased to $400 million with the consent of all parties. Additionally, we amended our domestic sales of receivable facility during the second quarter of 2012, which increased the capacity from $100 million to $200 million and extended the maturity date three years.
During the first quarter of 2012, we repaid our CMCZ term note and subsequently entered into current uncommitted credit facilities of PLN 255 million ($71.9 million) with several banks which expire in October and November of 2012. At May 31, 2012, we had PLN 131 million ($37.0 million) outstanding under these facilities. During the third quarter of 2012, we repaid our CMCS term note.
We utilize uncommitted credit facilities to meet short-term working capital needs. Our uncommitted credit facilities primarily support import letters of credit (including accounts payable settled under bankers’ acceptances), foreign exchange transactions and short-term advances.
Our 5.625% $200 million notes due November 2013, 6.50% $400 million notes due July 2017 and our 7.35% $500 million notes due August 2018 require only payments of interest until maturity. We had interest rate swaps on $800 million of our notes which effectively converted our fixed rate interest to floating rate interest. During the third quarter of 2012, we terminated these transactions and received cash proceeds of approximately $53 million. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or refinance these notes when they mature.
Certain of our financing agreements include various financial covenants. Our revolving credit facility requires us to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense) of not less than 2.50 to 1.00 for the twelve month cumulative period ended May 31, 2012 and for each fiscal quarter on a rolling twelve month basis through August 31, 2012 and 3.00 to 1.00 for the twelve month cumulative period ending November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At May 31, 2012, our interest coverage ratio was 4.59 to 1.00. The debt to capitalization ratio covenant under the agreement requires us to maintain a ratio not greater than 0.60 to 1.00. At May 31, 2012, our debt to capitalization ratio was 0.52 to 1.00. The revolving credit facility is used as an alternative source of liquidity. Our public debt does not contain any such covenants.
Approximately 29% of our revenue is generated outside the U.S. As a result, our foreign operations have approximately $76 million and $100 million of cash and cash equivalents at May 31, 2012 and August 31, 2011. Historically, our domestic operations have generated the majority of our cash which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our domestic operations have access to the $300 million revolving credit facility and the $200 million sale of receivable program described above. Although not expected, we would be required to provide for taxes on any repatriated earnings from our foreign operations which would result in a higher effective tax rate.
We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and record allowances as soon as we believe accounts are uncollectible based on current market conditions and customers’ financial condition. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate the amount of credit insured receivables (and those covered by export letters of credit) was approximately 62% of total receivables at May 31, 2012.
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
Cash Flows Our cash flows from operating activities primarily result from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products and raw materials used in steel manufacturing. We have a diverse and generally stable customer base. We use futures or forward contracts as needed to mitigate the risks from fluctuations in foreign currency exchange rates and metal commodity prices. See Note 9, Derivatives and Risk Management, to the consolidated financial statements.
During the nine months ended May 31, 2012, we generated $134.8 million of net cash flows from operating activities as compared to using $44.1 million during the first nine months of 2011. This increase resulted primarily from a significant improvement in pre-tax earnings and less cash used in operations for working capital. Significant fluctuations in working capital were as follows:

•
Accounts receivable — accounts receivable decreased during the first nine months of 2012 from lower sales in the third quarter of 2012 as compared to the fourth quarter of 2011. Days sales outstanding improved by 4 days to 41 days during the first nine months of 2012 as compared to the same period in the prior year.

•
Inventory — inventory decreased during the first nine months of 2012 from lower sales prices and volumes in the third quarter of 2012 as compared to the fourth quarter of 2011. Days sales in inventory improved by 3 days to 43 days in the first nine months as compared to the same period in the prior year.

•
Accounts payable and accrued expenses — accounts payable and accrued expenses decreased as more cash was used in the first nine months of 2012 as accounts payable increased at the end of fiscal year 2011 due to higher volume. Additionally, bonus compensation was paid out in the first quarter of 2012.

During the nine months ended May 31, 2012, we used $40.7 million of net cash flows from investing activities as compared to generating $1.7 million during the same period in the prior year. We invested $82.5 million in property, plant and equipment during the first nine months of 2012, an increase of $31.0 million over the first nine months of 2011. Additionally, proceeds from property, plant and equipment were $11.4 million in the first nine months of 2012, a decrease of $40.9 million over the first nine months of 2011. During the nine months ended May 31, 2011, we sold certain assets of our joist and deck business and sold the forms of our heavy forms rental business. These items were offset by the release of deposits for letters of credit which generated cash of $30.4 million in the first nine months of 2012.
We expect our total capital expenditures for fiscal 2012 to be approximately $125 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.
During the first nine months of 2012, we used $72.4 million of net cash flows from financing activities as compared to using $117.9 million during the first nine months of 2011. The change was primarily due to approximately $53 million of proceeds from the termination of our interest rate swaps during the first nine months of 2012. Our cash dividends remained consistent for both periods.
The amount of our contractual obligations for the next twelve months have not significantly changed from our fiscal year ended August 31, 2011. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
Other Commercial Commitments We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2012, we had committed $31.9 million under these arrangements. All of the commitments expire within one year.
CONTINGENCIES
See Note 14 — Commitments and Contingencies, to the consolidated financial statements.
In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including litigation, proceedings and investigations relating to environmental matters. We may incur settlements, fines, penalties or judgments arising as a result of these matters. While we are unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. Inherent uncertainties exist in these estimates primarily due to evolving remediation technology, changing regulations, possible third party contributions and the uncertainties involved in litigation. We believe that we have adequately provided for the potential impact of these contingencies in our consolidated financial statements. We also believe that the outcomes will not significantly affect our results of operations, financial position or cash flows.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, with respect to our results of operations, financial condition, cash flows and business, and our expectations or beliefs concerning future events, including net earnings (loss), economic conditions, credit availability, product pricing and demand, scrap prices, currency valuation, production rates, energy expense, interest rates, inventory levels, acquisitions, construction and operation of new facilities, fees relating to the recent tender offer and proxy contest, expenses related to discontinued operations and general market conditions. These forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Although the Company believes that its expectations are reasonable, it can give no assurance that these expectations will prove to have been correct, and actual results may vary materially from current expectations. Except as required by law, the Company undertakes no obligation to update, amend or clarify any forward-looking statements to reflect events, new information or otherwise. Developments that could impact our expectations include the following:

•	absence of global economic recovery or possible recession relapse;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	continued sovereign debt problems in Greece and other countries within the euro zone and other foreign zones;

•	customer non-compliance with contracts;

•	construction activity or lack thereof;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	execution of cost reduction strategies;

•	ability to retain key executives;

•	court decisions and regulatory rulings;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	availability and pricing of raw materials, including scrap metal, energy, insurance and supply prices;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	the pace of overall economic activity, particularly in China; and

•	business disruptions, costs and future events related to any tender offers and proxy contests initiated by an activist shareholder.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
During the quarter ended May 31, 2012, there were no material developments with respect to any legal proceedings previously disclosed in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.

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

101*
The following financial information from Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

 _________________

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

COMMERCIAL METALS COMPANY

June 29, 2012	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101*
The following financial information from Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

 _________________

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