Form 10-K
period 2012-08-31
COMMERCIAL METALS CO
filed 2012-10-30
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the common stock on February 29, 2012, held by non-affiliates of the registrant, based on the closing price per share on February 29, 2012, on the New York Stock Exchange was approximately $1,532,054,401. (For purposes of determination of this amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
The number of shares outstanding of common stock as of October 26, 2012 was 116,355,137.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated by reference into the listed Part of Form 10-K:
Registrant’s definitive proxy statement for the 2013 annual meeting of stockholders — Part III

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I
ITEM 1. BUSINESS
GENERAL
Commercial Metals Company and its consolidated subsidiaries (collectively, the "Company," "we," "our" or "us") manufacture, recycle and market steel and metal products, related materials and services through a network including steel minimills, steel fabrication and processing plants, construction-related product warehouses, a copper tube minimill, metal recycling facilities and marketing and distribution offices in the United States and in strategic international markets. The CMC Americas Division operates utilizing three segments: Americas Recycling, Americas Mills and Americas Fabrication. The CMC International Division operates utilizing two segments: International Mill (comprised of all mill, recycling and fabrication operations located outside of the U.S.) and International Marketing and Distribution, which includes all marketing and distribution operations located outside the U.S. as well as two U.S.-based trading and distribution divisions, CMC Cometals, located in Fort Lee, New Jersey and CMC Cometals — Steel, located in Irving, Texas.
We were incorporated in 1946 in the State of Delaware. Our predecessor company, a metals recycling business, has existed since approximately 1915. We maintain our executive offices at 6565 MacArthur Boulevard in Irving, Texas, telephone number (214) 689-4300. Our fiscal year ends August 31 and any reference in this Form 10-K to any year refers to fiscal year ended August 31 of that year unless otherwise noted. Financial information for the last three fiscal years concerning our five business segments and the geographic areas of our operations is incorporated herein by reference from “Note 20, Business Segments” of the notes to consolidated financial statements which are in Part II, Item 8 of this Form 10-K.
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
We structure our business into five segments. Three of these five segments are in the CMC Americas Division: Americas Recycling, Americas Mills and Americas Fabrication. The other two segments, International Mill and International Marketing and Distribution, are in the CMC International Division.
CMC AMERICAS DIVISION OPERATIONS
AMERICAS RECYCLING SEGMENT
The Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 33 scrap metal processing facilities with 16 locations in Texas, eight in Florida, two locations in Missouri and one location in each of Arkansas, Georgia, Kansas, Louisiana, North Carolina, Oklahoma and Tennessee.
We purchase ferrous and nonferrous scrap metals, processed and unprocessed, from a variety of sources in a variety of forms for our metals recycling plants. Sources of metal for recycling include manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, railroads, refineries, shipyards, ordinance depots, demolition businesses, automobile salvage firms and wrecking firms. Collectively, small scrap metal collection firms are a major supplier.
In 2012, the Americas Recycling segment’s plants shipped approximately 2,439,000 tons of scrap metal compared to 2,469,000 tons in 2011. Ferrous scrap metals comprised the largest tonnage of metals recycled at approximately 2,196,000 tons, a decrease of approximately 6,000 tons as compared to 2011. In addition, this segment shipped approximately 243,000 tons of nonferrous scrap metals, primarily aluminum, copper and stainless steel, a decrease of approximately 24,000 tons as compared to 2011. With the exception of precious metals, our scrap metal recycling plants recycle and process practically all types of metal.
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

Two of our plants have extensive equipment that segregates metallic content from large quantities of insulated wire. To facilitate processing, shipping and receiving, we equip our ferrous metal processing centers with presses, shredders or hydraulic shears to prepare and compress scrap metal for easier handling. We use cranes to handle scrap metals for processing and to load material for shipment. Many facilities have rail access, as we primarily transport processed ferrous scrap to consumers by open gondola railcar or barge when water access is available.
Americas Recycling operates five large shredding machines, three in Texas, one in Florida, and one in Oklahoma capable of pulverizing obsolete automobiles or other sources of scrap metal. We have four additional shredders, two operated by our Americas Mills segment and two by our International Mill segment.
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
We are not materially dependent on any single source for the scrap metal we purchase. One customer represents 17% of our Americas Recycling segment’s revenues. Our recycling business competes with other scrap metals processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals frequently can utilize primary or “virgin” ingot processed by mining companies instead of nonferrous scrap metals. The prices of nonferrous scrap metals are closely related to, but generally are less than, the prices of primary or “virgin” ingot.
AMERICAS MILLS SEGMENT
The Americas Mills segment includes the Company's domestic steel mills, including scrap metal shredders and processing facilities that directly support these mills and the domestic copper tube minimill. We conduct our Americas Mills operations through a network of:

•	five steel mills, commonly referred to as “minimills,” that produce one or more of reinforcing bar, angles, flats, rounds, small beams, fence-post sections and other shapes;

•	two scrap metal shredders and processing facilities that directly support the steel minimills;

•	a railroad salvage company; and

•	a copper tube minimill.

We operate five steel minimills, which are located in Texas, Alabama, South Carolina, Arizona and Arkansas. We utilize a fleet of trucks that we own as well as private haulers to transport finished products from the mills to our customers and our fabricating shops. To minimize the cost of our products, to the extent feasibly consistent with market conditions and working capital demands, we prefer to operate all mills near full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at domestic competitors, customer inventory levels or a decrease in construction activity may reduce demand for our products and limit our ability to operate the mills at full capacity. Through our operations and capital improvements, we strive to increase productivity and capacity at the mills and enhance our product mix. Since the steel mill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years we have spent approximately $97 million, or 31% of our total capital expenditures, on projects within our Americas Mills segment.
The following table compares the amount of steel (in short tons) melted, rolled and shipped by our five steel mills in the past three fiscal years:

	2012	2011	2010
Tons melted	2,568,000	2,470,000	2,077,000
Tons rolled	2,206,000	2,088,000	1,734,000
Tons shipped	2,682,000	2,518,000	2,156,000
We acquired our largest steel minimill, located in Seguin, Texas, in 1963. We acquired our minimills in Birmingham, Alabama and Cayce, South Carolina in 1983 and 1994, respectively, and we have operated our smallest steel minimill, located near Magnolia, Arkansas, since 1987. In September 2009, we opened our newest minimill in Mesa, Arizona.

Our Texas, Alabama and South Carolina minimills each consist of:

•	a melt shop with an electric arc furnace that melts ferrous scrap metal;

•	continuous casting equipment that shapes the molten metal into billets;

•	a reheating furnace that prepares billets for rolling;

•	a rolling mill that forms products from heated billets;

•	a mechanical cooling bed that receives hot product from the rolling mill;

•	finishing facilities that cut, straighten, bundle and prepare products for shipping; and

•	supporting facilities such as maintenance, warehouse and office areas.

Descriptions of minimill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our minimills roll many different types and sizes of products in their range depending on market conditions including pricing and demand. The actual capacity of our minimills depends on the products we actually produce. The following table provides estimated annual capacities, assuming a typical product mix in tons:

Annual Capacity	Melt	Roll
Texas	1,000,000	900,000
Alabama	700,000	575,000
South Carolina	800,000	900,000
Arkansas	—	150,000
Arizona	300,000	300,000
Our Texas minimill manufactures a full line of bar size products, including reinforcing bar, angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. It sells primarily to the construction, service center, energy, petrochemical, and original equipment manufacturing industries. The Texas minimill primarily ships its products to customers located in Texas, Louisiana, Arkansas, Oklahoma and New Mexico. It also ships products to approximately 20 other states and to Mexico. Our Texas minimill melted 949,000 tons during 2012 compared to 956,000 tons during 2011, and rolled 761,000 tons, a decrease of 11,000 tons from 2011.
Our Alabama minimill recorded 2012 melt shop production of 586,000 tons, an increase of 3,000 tons from 2011. It rolled 350,000 tons, during 2012, a decrease of 4,000 tons from 2011. This minimill primarily manufactures products that are larger in size relative to products manufactured by our other steel minimills. Such larger size products include mid-size structural steel products including angles, channels, beams of up to eight inches and special bar quality rounds and flats. It does not produce reinforcing bar. Our Alabama minimill sells primarily to service centers, as well as to the construction, manufacturing, and fabricating industries. The Alabama minimill primarily ships its products to customers located in Alabama, Georgia, Tennessee, North and South Carolina, and Mississippi.
Our South Carolina minimill manufactures a full line of bar size products, which primarily includes steel reinforcing bar. The minimill also manufactures angles, rounds, squares, fence post sections and flats. The South Carolina minimill ships its products to customers located in the Southeast and mid-Atlantic regions, which include the states from Florida through southern New England. During 2012, this minimill melted 727,000 tons and rolled 660,000 tons compared to 659,000 tons melted and 582,000 tons rolled during 2011.
Our minimill in Arizona utilizes a “continuous continuous” design where metal flows uninterrupted from melting to casting to rolling. It is more compact than existing, larger capacity steel minimills and production is dedicated to a limited product range, primarily reinforcing bar. We also operate a reinforcing bar fabrication facility located on the same site. This minimill began full operations in September 2009. During 2012, this minimill melted 306,000 tons and rolled 312,000 tons compared to 272,000 tons melted and 268,000 tons rolled during 2011.
The primary raw material for our Texas, Alabama, South Carolina and Arizona mills is ferrous scrap metal. We purchase raw materials from suppliers generally within a 300 mile radius of each minimill. This segment operates nine scrap metal recycling plants with four located in South Carolina, three located in Texas, and two located in Alabama, which directly support the mills. This segment also includes two automobile shredders. During 2012, these metal recycling plants processed 685,000 tons of ferrous scrap metal. We believe the supply of ferrous scrap metal is adequate to meet our future needs, but it has historically been subject to significant price fluctuations which have occurred more rapidly over the last several years. All four mills consume large amounts of electricity and natural gas. We have not had any significant curtailments and believe that supplies are adequate. The supply and demand of regional and national energy and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.
The smaller Arkansas minimill does not have a melt shop or continuous casting equipment. The Arkansas minimill manufacturing process begins with a reheating furnace utilizing used rail primarily salvaged from railroad abandonments and billets acquired either from our other mills or unrelated suppliers as its raw material. The remainder of the manufacturing process utilizes a rolling mill, cooling bed and finishing equipment and support facilities similar to, but on a smaller scale, than those at our other minimills. The Arkansas minimill primarily manufactures metal fence post stock, small diameter reinforcing bar and bed frame angles with some flats, angles and squares. At our Arkansas minimill and at our facilities in San Marcos, Texas, Brigham City, Utah, and Cayce, South Carolina, we fabricate fence post stock into studded “T” metal fence posts. Since our Arkansas minimill does not have melting facilities, the minimill depends on an adequate supply of competitively priced used rail or billets. The availability of these raw materials fluctuates with the pace of railroad abandonments, rail replacement by railroads, demand for used rail from competing domestic and foreign rail rerolling mills and the level of excess billet production offered for sale by steel producers. During 2012, the minimill rolled 123,000 tons compared to 113,000 tons rolled during 2011.
Our subsidiary, Howell Metal Company (“CMC Howell”), operates a copper tube minimill in New Market, Virginia, which manufactures copper tube, primarily water tubing, for the plumbing, air conditioning and refrigeration industries. CMC Howell also distributes selected steel products. Both high quality copper scrap and virgin copper are melted, cast, extruded and drawn into tubing. The minimill supplies tubing in straight lengths and coils for use in commercial, industrial and residential construction and by original equipment manufacturers. Our customers, largely wholesale plumbing and HVAC supply firms, large home improvement retailers and equipment manufacturers, are located across the United States and are supplied directly from the minimill as well as from our four warehouses. The demand for copper tube depends on the level of new apartment, hotel/motel, institutional and residential construction and renovation. Copper scrap is readily available, but subject to rapid price fluctuations. The price or supply of virgin copper causes the price of copper scrap to fluctuate rapidly. Our Americas Recycling segment supplies a portion of the copper scrap requirements of by CMC Howell. CMC Howell’s facilities include melting, casting, piercing, extruding, drawing, finishing and office facilities. During 2012, the facility produced approximately 39 million pounds of copper tube. CMC Howell has annual manufacturing capacity of approximately 80 million pounds.
No single customer purchases 10% or more of our Americas Mills segment’s production. Due to the nature of certain stock products we sell in the Americas Mills segment, we do not have a long lead time between receipt of a purchase order and delivery. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of these operations. Backlog for our Americas Mills minimills at August 31, 2012 was approximately $244 million as compared to $261 million at August 31, 2011.
AMERICAS FABRICATION SEGMENT
The Americas Fabrication segment consists of the Company's rebar fabrication operations, fence post manufacturing plants and construction-related and other product facilities. We conduct our Americas Fabrication operations through a network of:

•	steel plants that bend, cut, weld and fabricate steel, primarily reinforcing bar;

•	warehouses that sell or rent products for the installation of concrete;

•	plants that produce steel fence posts; and

•	plants that heat-treat steel to strengthen and provide flexibility.

     Steel Fabrication Our Americas Fabrication segment operates 49 facilities that we consider to be engaged in the various aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel, with four facilities fabricating only steel fence posts. We obtain steel for these facilities from our own mills, purchases from other steel manufacturers through our distribution business and directly from unrelated steel vendors. In 2012, we shipped 1,061,000 tons of fabricated steel, an increase of 55,000 tons from 2011. During the third quarter of 2012, we closed two rebar fabrication facilities.
We conduct steel fabrication activities in 16 locations in Texas, five each in California and South Carolina, three in Florida, two each in Arkansas, Colorado, Illinois, Louisiana, Mississippi, North Carolina, and Virginia, and one each in Arizona, Georgia, Nevada, New Mexico, Tennessee and Utah.

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
     Construction Services We sell and rent construction related products and equipment to concrete installers and other construction businesses. We have 23 locations in Texas, Louisiana, Mississippi, and Oklahoma, where we store and sell these products which, with the exception of a small portion of steel products, are purchased from third-party suppliers. During the fourth quarter of 2012, we closed two construction services locations.
     Impact Metals CMC Impact Metals is one of North America’s premier producers of high strength steel products. We operate plants in Chicora, Pennsylvania, Struthers, Ohio and Pell City, Alabama which manufacture armor plate for military vehicles, high strength bar for the truck trailer industry and special bar quality steel for the energy market. CMC Impact Metals works closely with our Alabama minimill, other steel mills and our distribution business that sell specialized heat-treated steel for customer specific use. We have annual operating capacity of approximately 150,000 tons.
Backlog in our steel fabrication operations was approximately $718 million at August 31, 2012 as compared to $620 million at August 31, 2011. We do not consider other backlogs in the Americas Fabrication segment to be material. No single customer accounted for 10% or more of our Americas Fabrication segment’s sales in 2012.
CMC INTERNATIONAL DIVISION OPERATIONS
INTERNATIONAL MILL SEGMENT
Our International Mill segment includes our minimill and recycling operations in Poland and our fabrication operations.
Our subsidiary, CMC Zawiercie S.A. (“CMCZ”), owns a steel minimill and conducts its operations at Zawiercie, Poland. CMCZ, along with our international recycling and fabrication operations, constitute the International Mill segment.
CMCZ operates equipment similar to our domestic steel minimills. We operate three rolling mills; one wire-rod mill and two bar mills including a specialty rod finishing mill. We own all or a substantial interest in several smaller metals related operations, including 14 scrap metals processing facilities in Poland that directly support CMCZ with approximately 40% of its scrap requirements.
CMCZ has annual melting and rolling capacity of approximately 1,900,000 tons. During 2012, the facility melted 1,638,000 tons of steel compared to approximately 1,585,000 tons the prior year; rolled approximately 1,395,000 compared to approximately 1,334,000 tons the prior year and shipped approximately 1,584,000 tons compared to approximately 1,494,000 tons the prior year. Principal products manufactured include rebar and wire rod as well as merchant bar and billets. CMCZ is a significant manufacturer of rebar and wire rod in Central Europe, selling rebar primarily to fabricators, distributors and construction companies. Principal customers for wire rod are meshmakers, end users and distributors. CMCZ’s products are generally sold to customers located within 400 miles of the mill. The majority of sales are to customers within Poland, and CMCZ exports approximately 40% of sales to Germany, the Czech Republic, Slovakia and other countries. Ferrous scrap metal is the principal raw material for CMCZ and is generally obtained from scrap metal processors and generators within 400 miles of the mill. Ferrous scrap metal, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available, although they are subject to significant price fluctuations. A large capacity scrap metal shredding facility similar to the largest shredder we operate in the United States is located at CMCZ and supplies CMCZ with a portion of its scrap metal requirements.
CMCZ also operates a flexible rolling mill designed to allow efficient and flexible production of a range of medium section merchant bar product, which began operations in the third quarter of 2010. This rolling mill has a second finishing end designed to produce higher grade wire rod. This rolling mill complements the facility’s other two rolling mills dedicated primarily to rebar production and has a rolling capacity of approximately 700,000 tons of rebar and merchant and a wire rod rolling capacity of approximately 550,000 tons of mesh quality wire rod.
Our international fabrication operations have expanded downstream captive uses for a portion of the rebar and wire rod manufactured at CMCZ. We conduct rebar fabrication activities in Zawiercie, Żyrardów and Rzeszów, Poland. These three rebar fabrication facilities are similar to those operated by our domestic fabrication facilities and sell fabricated rebar to contractors for incorporation into construction projects generally within 200 miles of each facility. In addition to fabricated rebar, our units sell fabricated mesh, assembled rebar cages and other rebar byproducts. Total production capacity of these units is approximately 200,000 tons of steel products annually.
Additionally, we operate a fabrication facility in Dabrowa Górnicza, Poland, that produces welded steel mesh, cold rolled wire rod and cold rolled reinforcing bar. This operation enables our international fabrication operations to supplement sales of fabricated reinforcing bar by also offering wire mesh to customers including metals service centers as well as construction contractors. At the end of fiscal year 2010, we upgraded this facility with two cold drawing lines and a mesh welding line. Total production capacity of this facility is approximately 160,000 tons per year. With our cold drawn and mesh products we maintain a presence in the Polish market but we also sell to neighboring countries such as the Czech Republic, Germany and Slovakia.
During the first quarter of 2012, we announced the closure of our Croatian Pipe Mill, CMC Sisak, d.o.o. ("CMCS"). After review of the marketplace and our production capabilities, we determined that achieving sustained profitability would take additional time and investment in an operation which is not considered part of our core business. During the second and third quarters of 2012, we shipped all remaining production orders and liquidated all remaining inventory. Effective June 1, 2012, the Company completed the sale of all of the outstanding shares of CMCS for $30.6 million, of which $3.1 million will be paid when certain conditions are met. As part of the share sale, certain assets were excluded from the transaction. On June 13, 2012, the Company completed the sale of a portion of the excluded assets for $6.7 million. In the fourth quarter of 2012, the Company recorded a $13.8 million pre-tax gain for these transactions, including a foreign currency translation gain of $7.5 million. The remaining CMCS assets excluded from these transactions were sold on September 21, 2012 for $3.9 million. Additionally, the Company sold the rebar fabrication shop in Rosslau, Germany for $11.3 million which resulted in a fourth quarter loss of $3.8 million.
INTERNATIONAL MARKETING AND DISTRIBUTION SEGMENT
International Marketing and Distribution includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, our International Marketing and Distribution segment includes the Company's U.S. based trading and distribution divisions, CMC Cometals and CMC Cometals Steel. Our International Marketing and Distribution business buys and sells primary and secondary metals, fabricated metals, semi-finished, long, flat steel products and other industrial products. During the past year, our International Marketing and Distribution facilities sold approximately 2.1 million tons of steel products in addition to raw material commodities. We market and distribute these products through a network of offices and processing facilities located around the world. We purchase steel products, industrial minerals, ores, metal concentrates and ferroalloys from producers in domestic and foreign markets. We utilize long-term contracts, spot market purchases and trading transactions to purchase materials. To obtain favorable long-term supply agreements, we occasionally offer assistance to producers by arranging structured finance transactions to suit their objectives.
We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory, construction and transportation businesses. We sell directly to our customers through and with the assistance of our offices in Irving, Texas; Fort Lee, New Jersey; Sydney, Perth, Melbourne, Brisbane and Adelaide, Australia; Singapore; Zug, Switzerland; Kürten, Germany; Cardiff, United Kingdom; Temse, Belgium; Hong Kong; Beijing, Guangzhou and Shanghai, China. We have a representative office in Moscow, and we have agents located in significant international markets. Our network of offices shares information regarding demand for our materials, assists with negotiation and performance of contracts and other services for our customers, and identifies and maintains relationships with our sources of supply.
In most transactions, we act as principal by taking title and ownership of the products. We are at times designated as a marketing representative, sometimes exclusively, by product suppliers and on occasion we act as a broker for these products. We buy and sell these products in almost all major markets throughout the world where permitted by United States companies.
As opposed to companies that trade commodity futures contracts and frequently do not take delivery of the commodity, we market physical products. As a result of sophisticated global communications, our customers and suppliers often have easy access to quoted market prices, although such price quotes are not always indicative of actual transaction prices. Therefore, to distinguish ourselves we focus on value-added services for both sellers and buyers. Our services include actual physical market pricing and trend information (in contrast to market information from more speculative metal exchange futures), technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just-in-time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions. We perform these services in the normal course of business and the services are included in the transaction price as there is no separate revenue stream for each service. We limit exposure to price fluctuations by offsetting purchases with concurrent sales. We also enter into currency exchange contracts as economic hedges of sales and purchase commitments denominated in currencies other than the U.S. dollar or the functional currency of our international subsidiaries. We design our policies to prohibit speculation on changes in the markets.
We believe we are the largest marketer of imported steel in Australia. We utilize warehouse facilities at several Australian ports to facilitate distribution, including just-in-time delivery and logistics management. Our CMC Coil Steels Group (“Coil Steels”) is a major distributor and processor of steel sheet, coil and long products, which are predominately procured from Australian sources but at times are supplied by our own import operations. Coil Steels operates processing facilities in Brisbane, Sydney and Melbourne, warehouses in Adelaide and Perth and smaller regional sales outlets in various locations, including Darwin and Townsville. The Australian operations also operate an industrial products distribution business supplying metals related industries including steel mills, foundries and smelters.
During the fourth quarter of 2011, our Australian operations acquired G.A.M. Steel Pty. Ltd., based in Melbourne, Australia (“G.A.M.”). G.A.M. is a leading distributor and processor of steel long products and plate in Australia, servicing the structural fabrication, rural and manufacturing segments in the state of Victoria, Australia.
This segment also operates a recycling facility in Singapore. The facility is similar to those operated by our Americas Recycling segment but on a smaller scale, and is operated as part of the International Marketing and Distribution segment due to its oversight by managers in this segment. We have an 11% investment in the outstanding stock of a Czech Republic long products steel mill.
For financial data on the above segments, see “Financial Statements and Supplementary Data — Note 20, Business Segments.”
SEASONALITY
Many of our mills and fabrication facilities serve customers in the construction business. Due to the increase in construction during the spring and summer months, our sales are generally higher in the third and fourth quarters than in the first and second quarters of our fiscal year.
COMPETITION
We believe our Americas Recycling segment is one of the largest entities engaged in the recycling of nonferrous scrap metals in the United States. We are also a major regional processor of ferrous scrap metal. The scrap metal recycling business is subject to cyclical fluctuations based upon the availability and price of unprocessed scrap metal and the demand for steel and nonferrous metals. In our Americas Recycling segment, we compete primarily on price and on services we provide to scrap suppliers and generators. The price offered for scrap metal is the principal competitive factor in acquiring material from smaller scrap metals collection firms. Industrial generators of scrap metal may also consider factors other than price, such as supplying appropriate collection containers, timely removal, reliable documentation including accurate and detailed purchase records with customized reports, the ability to service multiple locations, insurance coverage, and the buyer’s financial strength.
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
Our International Mill segment competes with several large manufacturers of rebar and wire rod in Central and Eastern Europe, primarily on the basis of price, quality and product availability. We believe that CMCZ is the second largest supplier of wire rod and the second largest supplier of reinforcing bar in the Polish market.
Our International Marketing and Distribution segment is highly competitive. Our products in the distribution business are standard commodity items. We compete primarily on the price, quality and reliability of our products, our financing alternatives and our additional services. In this business, we compete with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources. In addition, some of our competitors may be able to pursue business without restriction by the laws of the United States. We also compete with industrial consumers who purchase directly from suppliers, and importers and manufacturers of semi-finished ferrous and nonferrous products. We believe our CMC Coil Steels Group and G.A.M., distributors of steel sheet and coil in Australia, are the third largest distributors of those products in Australia.
ENVIRONMENTAL MATTERS
A significant factor in our business is our compliance with environmental laws and regulations. See “Risk Factors — Risks Related to Our Industry” below. Compliance with and changes in various environmental requirements and environmental risks applicable to our industry may adversely affect our results of operations and financial condition.
Occasionally, we may be required to clean up or take certain remediation action with regard to sites we use or formerly used in our operations. We may also be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have arranged for treatment or disposal of hazardous substances on the sites. The U.S. Environmental Protection Agency (“EPA”), or equivalent state agency, has named us a potentially responsible party

(“PRP”), at several Federal Superfund sites or similar state sites. These agencies allege that we and other PRPs are responsible for the cleanup of those sites solely because we sold scrap metals or other materials to unrelated manufacturers. With respect to the sale of scrap metals, we contend that an arm’s length sale of valuable scrap metal for use as a raw material in a manufacturing process that we do not control should not constitute “an arrangement for disposal or treatment of hazardous substances” as defined under Federal law. In 2000, the Superfund Recycling Equity Act was signed into law which, subject to the satisfaction of certain conditions, provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under Federal law. Despite Congress’ clarification of the intent of the Federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials, and we continue to support clarification of state laws and regulations consistent with Congress’ action.
New Federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2012, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $27 million. In addition, we estimate that we spent approximately $8 million during 2012 on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2013 to be approximately $21 million.
EMPLOYEES
As of August 31, 2012, we had approximately 9,860 employees. The Americas Recycling segment employed approximately 1,430 people, the Americas Mills segment employed approximately 1,990 people, the Americas Fabrication segment employed approximately 2,890 people, the International Mill segment employed approximately 2,280 people and the International Marketing and Distribution segment employed approximately 730 people. As of August 31, 2012, we had approximately 500 employees providing services to our divisions and subsidiaries in shared service operations, general corporate administration (including treasury, tax, information technology, internal audit and other services), and management. Production employees at one metals recycling plant and five fabrication facilities are represented by unions for collective bargaining purposes. Approximately one half of International Mill's employees are represented by unions. We believe that our labor relations are generally good to excellent and our work force is highly motivated. In connection with our announcement of the closure of CMCS, included in the International Mill segment, there was a reduction in workforce of approximately 1,130.
ITEM 1A. RISK FACTORS
There are inherent risks and uncertainties associated with our business that could adversely affect our business, results of operations and financial condition. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described are not the only risks and uncertainties that could adversely affect our business, results of operations and financial condition. If any of these risks actually occurs, our business, financial condition and results of operations could be materially adversely affected.
RISKS RELATED TO OUR INDUSTRY
OUR INDUSTRY IS VULNERABLE TO GLOBAL ECONOMIC CONDITIONS, INCLUDING THE SLOW RECOVERY FROM THE RECENT RECESSION AND THE RISK OF A RECESSION RELAPSE.
Our financial results are substantially dependent upon the overall economic conditions in the United States and the European Union. The sluggish pace of recovery from the deep global recession that began in the United States in December 2007 and officially ended in June 2009 has continued to have an adverse effect on the demand for our products and, consequently, our business, results of operations and financial condition. In addition, uncertainties in Europe regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world has continued to weigh on global and domestic growth. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn. Likewise the pace of construction has historically slowed significantly during economic downturns. Our geographic concentration in the southern and southwestern United States as well as Central Europe, Australia, China, and the Middle East exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity in a particular region could also adversely affect our sales and profitability.

Although we believe that the long-term prospectus for the steel industry remain bright, we are unable to predict the duration of the depressed economic conditions that are contributing to reduced demand for our products. Future economic downturns or a prolonged period of slow growth or economic stagnation could materially adversely affect our business, results of operations and financial condition.
OUR INDUSTRY IS CYCLICAL AND PROLONGED PERIODS OF SLOW ECONOMIC GROWTH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
Our business supports cyclical industries such as commercial, residential and government construction, energy, metals service center, petrochemical and original equipment manufacturing. We may experience significant fluctuations in demand for our products from these industries based on economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. Our business, results of operations and financial condition would be adversely affected if the industries we serve suffer a prolonged downturn or anemic growth. Although the residential housing market is not a significant direct factor in our business, related commercial and infrastructure construction activities, such as shopping centers, schools and roads, could be impacted by a prolonged slump in new housing construction.
Our industry is characterized by low backlogs, which means that our business, results of operations and financial condition are promptly affected by short-term economic fluctuations.
THE SCRAP METAL RECYCLING INDUSTRY HAS HISTORICALLY BEEN, AND IS EXPECTED TO REMAIN, HIGHLY CYCLICAL. A PROLONGED PERIOD OF LOW SCRAP PRICES OR A FALL IN SCRAP METAL PRICES, COULD RESULT IN THE WEAKENING OF INBOUND SCRAP FLOWS AND THEREBY REDUCED OUR ABILITY TO OBTAIN, PROCESS AND SELL RECYCLED MATERIALS AND THIS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR METALS RECYCLING OPERATIONS' RESULTS.
Scrap metal prices are volatile and operating results within the metals recycling industry, in general, have historically been cyclical, and are expected to remain, highly cyclical in nature. Similarly, but not necessarily paralleling the price fluctuations in the steel business, the purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process or we resell to others through our metals recycling operations, are also highly volatile. As a metals recycler, we may attempt to respond to changing recycled metal selling prices by adjusting the scrap metal purchase prices we pay to others, but our ability to do this may be limited by competitive or other factors during periods of low scrap prices, when inbound scrap flow may slow considerably, as scrap generators hold onto their scrap in the hope of getting higher prices later; conversely, increased foreign demand for scrap due to economic expansion in countries such as China, India, Brazil, and Turkey can result in an outflow of available domestic scrap as well as higher scrap prices that cannot always be passed on to domestic scrap consumers further reducing the available domestic scrap flows and scrap margins all of which could adversely affect our sales and profitability.
A SIGNIFICANT REDUCTION IN CHINA'S STEEL CONSUMPTION OR INCREASED CHINESE STEEL PRODUCTION SUBSTANTIALLY EXCEEDING LOCAL DEMAND MAY RESULT IN CHINA BECOMING A LARGE EXPORTER OF STEEL AND DISRUPTION TO WORLD STEEL MARKETS.
Chinese economic expansion has affected the availability and heightened the volatility of many commodities that we market and use in our manufacturing process, including steel. Expansions and contractions in China's economy can have major effects on the price of our finished steel products and many commodities that affect us such as secondary metals, energy, marine freight rates, steel making supplies such as ferroalloys and graphite electrodes, and materials we market, such as iron ore and coke. If Chinese demand weakens or Chinese steel production expands to the point that it significantly exceeds the country's consumption, prices for many of the products that we both sell to and export from China may fall, causing erosion in our gross margins and subjecting us to possible renegotiation of contracts or increases in bad debts. Significant exports from China of steel in the product lines we manufacture would likely cause our selling prices to decline and negatively impact our volumes and gross margins.
RAPID AND SIGNIFICANT CHANGES IN THE PRICE OF METALS COULD ADVERSELY IMPACT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
Prices for most metals in which we deal have experienced increased volatility over the last several years, and such increased price volatility impacts us in several ways. Some of our operations, such as our fabrication operations, may benefit from rapidly decreasing steel prices as their material cost for previously contracted fixed price work declines. Others, such as our Americas Mills and International Mill segments, would likely experience reduced margins and may be forced to liquidate high cost inventory at reduced margins or losses until prices stabilize. Sudden increases could have the opposite effect. Overall, we believe that rapid substantial price changes are not to our industry's benefit. Our customer and supplier base would be impacted due to uncertainty as to future prices. A reluctance to purchase inventory in the face of extreme price decreases or to sell quickly during a period of rapid price increases would likely reduce our volume of business. Marginal industry participants or speculators may attempt to participate to an unhealthy extent during a period of rapid price escalation with a substantial risk of contract default if prices suddenly reverse. Risks of default in contract performance by customers or suppliers as well as an increased risk of bad debts and customer credit exposure could increase during periods of rapid and substantial price changes.
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
Existing laws or regulations, as currently interpreted or reinterpreted in the future, and future laws and regulations, may have a material adverse effect on our business, results of operations and financial condition. Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state, Federal and international environmental laws and regulations concerning, among other matters, waste disposal, air emissions, waste and storm water effluent and disposal and employee health. New facilities that we may build, especially steel minimills, are required to obtain several environmental permits before significant construction or commencement of operations. Delays in obtaining permits or unanticipated conditions in such permits could delay the project or increase construction costs or operating expenses. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our minimills generate electric arc furnace dust (“EAF dust”), which the Environmental Protection Agency (the “EPA”) and other regulatory authorities classify as hazardous waste. EAF dust and other industrial waste and hazardous waste require special handling, recycling or disposal.
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
Legal requirements are changing frequently and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate pollution control levels, testing and sampling procedures, new pollution control technology and cost/benefit analysis based on market conditions are all factors that may increase our future expenditures to comply with environmental requirements. Accordingly, we are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations. We cannot predict whether such costs would be able to be passed on to customers through product price increases. Competitors in various regions or countries where environmental regulation is less restrictive, subject to different interpretation or generally not enforced, may enjoy a competitive advantage.
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
The U.S. government and various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impact of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and greenhouse gas (“GHG”) emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. The potential costs of “allowances,” “offsets” or “credits” that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, as a result of these regulatory initiatives, we may see an increase in costs relating to our assets that emit significant amounts of greenhouse gases. These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition.
RISKS RELATED TO OUR COMPANY
POTENTIAL LIMITATIONS ON OUR ABILITY TO ACCESS CREDIT MAY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
We could be adversely affected if our banks refused to honor their contract commitments or ceased lending. Events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability to an extent not experienced in recent decades. Our senior unsecured debt is rated by Standard & Poor's Corporation (BB+) and Moody's Investors Service (Ba2). In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings (loss), fixed charges such as interest, cash flows, total debt outstanding, off-balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies.
OUR CUSTOMERS' INABILITY TO OBTAIN CREDIT MAY RESULT IN THEIR DEFAULT ON THE DEBTS THEY OWE TO US.
If the recent constraints on access to credit continue for a prolonged period, some of our customers may struggle or fail to meet their obligations to pay us, especially if they in turn experience defaults on receivables due from their customers. A continued economic downturn could result in our incurring bad debt costs in excess of our expectations and prior experience. In certain markets, we have experienced a consolidation among those entities to whom we sell. This consolidation, along with higher metals and other commodity prices, has resulted in an increased credit risk spread among fewer customers often without a corresponding strengthening of their financial status. We use credit insurance both in the United States and internationally to mitigate the risk of customer insolvency. However, it is possible that we may not be capable of recovering all of our insured losses if the insurers with whom our accounts receivable are insured experience significant losses threatening their viability. Additionally, credit insurance policies typically have relatively short policy periods and require pre-approval of customers with maximum insured limits established by the customer. If credit insurers incur large losses, the insurance may be more difficult and more costly to secure and may be on less favorable terms. While in many international sales transactions we require letters of credit from financial institutions, which we believe to be financially secure, we may be at risk in the event the financial institution subsequently fails and the customer is unable to pay for the products we sold. A significant amount of our accounts receivable are considered to be open account uninsured accounts receivable. We regularly maintain a substantial amount of accounts receivable ($958.4 million at August 31, 2012).
POTENTIAL IMPACT OF OUR CUSTOMERS' NON COMPLIANCE WITH EXISTING COMMERCIAL CONTRACTS AND COMMITMENTS.
Most consumers of the metals products we sell have been negatively impacted by the recession and the continued slow recovery therefrom. Due to their economic hardship or the contraction in their operations or due to the fact that the prices for many of the products we sell have declined since the customers entered into the contracts with us, some of our customers have sought to renegotiate or cancel their existing purchase commitments. In addition, some of our customers have breached previously agreed upon contracts to buy our products by refusing delivery of the products. Where appropriate, we have and will in the future pursue litigation to recover our damages resulting from customer contract defaults. A large number of our customers defaulting on existing contractual obligations to purchase our products could have a material adverse effect on our business, results of operations and financial condition.
THE AGREEMENTS GOVERNING OUR NOTES AND OUR OTHER DEBT CONTAIN FINANCIAL COVENANTS AND IMPOSE RESTRICTIONS ON OUR BUSINESS.
The indenture governing our 5.625% notes due 2013, 6.50% notes due 2017 and 7.35% notes due 2018 contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consolidate or merge. In addition to these restrictions, our credit facility contains covenants that restrict our ability to, among other things, enter into transactions with affiliates and guarantee the debt of some of our subsidiaries. Our credit facility also requires that we meet certain financial tests and maintain certain financial ratios, including a maximum debt to capitalization and interest coverage ratios.
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
FLUCTUATIONS IN THE VALUE OF THE U.S. DOLLAR RELATIVE TO OTHER CURRENCIES MAY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
Fluctuations in the value of the U.S. dollar may affect our business, results of operations and financial condition. In particular, major changes in the rate of exchange of China's renminbi or the value of the euro to the U.S. dollar could adversely affect our business, results of operations and financial condition. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the United States by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of nonferrous scrap metal by our Americas Recycling segment, we have not recently been a significant exporter of metal products from our United States operations. Economic difficulties in some large steel producing regions of the world, resulting in lower local demand for steel products, have historically encouraged greater steel exports to the United States at depressed prices which can be exacerbated by a strong dollar. As a result, our products that are made in the United States may become relatively more expensive as compared to imported steel, which has had and in the future could have a negative impact on our business, results of operations and financial condition.
A strong U.S. dollar hampers our international marketing and distribution business. Weak local currencies limit the amount of U.S. dollar denominated products that we can import for our international operations and limit our ability to be competitive against local producers selling in local currencies.
OPERATING INTERNATIONALLY CARRIES RISKS AND UNCERTAINTIES WHICH COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
Our foreign operations generated approximately 29% of our 2012 revenue. We have significant facilities in Poland and Australia. Our marketing and trading offices are located in most major markets of the world, and our suppliers and customers are located throughout the world. Our marketing and distribution segment relies on substantial international shipments of materials and products in the ordinary course of its business. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk discussed above, including:

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
These types of events may adversely affect our business, results of operations and financial condition.
WE RELY ON THE AVAILABILITY OF LARGE AMOUNTS OF ELECTRICITY AND NATURAL GAS FOR OUR MINIMILL OPERATIONS. DISRUPTIONS IN DELIVERY OR SUBSTANTIAL INCREASES IN ENERGY COSTS, INCLUDING CRUDE OIL PRICES, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
Minimills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. As large consumers of electricity and gas, often the largest in the geographic area where our minimills are located, we must have dependable delivery of electricity and natural gas in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes would substantially disrupt our production. While we have not suffered prolonged production delays due to our inability to access electricity or natural gas, several of our competitors have experienced such occurrences. Prolonged substantial increases in energy costs would have an adverse effect on the costs of operating our minimills and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our customers. Our finished steel products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices will increase our costs and adversely affect many of our customers' financial results, which in turn could result in reduced margins and declining demand for our products. Rapid increases in fuel costs may also negatively impact our ability to charter ships for international deliveries at anticipated freight rates, thereby decreasing our margins on those transactions or causing our customers to look for alternative sources.
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
WE MAY HAVE DIFFICULTY COMPETING WITH COMPANIES THAT HAVE A LOWER COST STRUCTURE OR ACCESS TO GREATER FINANCIAL RESOURCES.
We compete with regional, national and foreign manufacturers and traders. Consolidation among participants in the steel manufacturing and recycling industries has resulted in fewer competitors but several which are significantly larger than us. Some of our larger competitors have greater financial resources and more diverse businesses than us. Some of our foreign competitors may be able to pursue business opportunities without regard to certain of the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure, more operating flexibility and consequently they may be able to offer better prices and more services than we can. There is no assurance that we will be able to compete successfully with these companies. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.
OUR MINIMILLS REQUIRE CONTINUOUS CAPITAL INVESTMENTS THAT WE MAY NOT BE ABLE TO SUSTAIN.
We must make regular substantial capital investments in our steel minimills to maintain the minimills, lower production costs and remain competitive. We cannot be certain that we will have sufficient internally generated cash or acceptable external financing to make necessary substantial capital expenditures in the future. The availability of external financing depends on many factors outside of our control, including capital market conditions and the overall performance of the economy. If funding is insufficient, we may be unable to develop or enhance our minimills, take advantage of business opportunities and respond to competitive pressures.
SCRAP AND OTHER SUPPLIES FOR OUR BUSINESSES ARE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
We depend on ferrous scrap, the primary feedstock for our steel minimills, and other supplies such as graphite electrodes and ferroalloys for our steel minimill operations. The price of scrap and other supplies has historically been subject to significant fluctuation, and we may not be able to adjust our product prices to recover the costs of rapid increases in material prices, especially over the short-term and in our domestic fabrication segment's fixed price contracts. Our future profitability will be adversely affected if we are unable to pass on to our customers increased raw material and supply costs.
The raw material used in manufacturing copper tubing is copper scrap, supplemented occasionally by virgin copper ingot. Copper scrap is subject to rapid price fluctuations related to the price and supply of virgin copper. Price increases for high quality copper scrap could adversely affect our business, results of operations and financial condition. Our Arkansas mill does not have melting capacity, so it is dependent on an adequate supply of competitively priced used rail. The availability of used rail fluctuates with the pace of railroad abandonments, rail replacement by railroads in the United States and abroad and demand for used rail from other domestic and foreign rail rerolling mills. Price increases for used rail could adversely affect our business, results of operations and financial condition.
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
COMPETITION FROM OTHER MATERIALS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
In many applications, steel competes with other materials, such as aluminum and plastics (particularly in the automobile industry), cement, composites, glass and wood. Increased use of or additional substitutes for steel products could adversely affect future market prices and demand for steel products.
HEDGING TRANSACTIONS MAY EXPOSE US TO LOSSES OR LIMIT OUR POTENTIAL GAINS.
Our product lines and worldwide operations expose us to risks associated with fluctuations in foreign currency exchange rates, commodity prices and interest rates. As part of our risk management program, we use financial instruments, including metals commodity futures, natural gas forward contracts, freight forward contracts, foreign currency exchange forward contracts and interest rate swap contracts. While intended to reduce the effects of the fluctuations, these transactions may limit our potential gains or expose us to losses. If our counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered, such as the London Metal Exchange, fail to honor their obligations due to financial distress we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.
We enter into the foreign currency exchange forward contracts as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency to mitigate the effects of changes in currency rates. These foreign exchange commitments are dependent on timely performance by our counterparties. Their failure to perform could result in our having to close these hedges without the anticipated underlying transaction and could result in losses if foreign currency exchange rates have changed.
WE ARE INVOLVED AND MAY IN THE FUTURE BECOME INVOLVED IN VARIOUS ENVIRONMENTAL MATTERS THAT MAY RESULT IN FINES, PENALTIES OR JUDGMENTS BEING ASSESSED AGAINST US OR LIABILITY IMPOSED UPON US WHICH WE CANNOT PRESENTLY ESTIMATE OR REASONABLY FORESEE AND WHICH MAY HAVE A MATERIAL IMPACT ON OUR BUSINESS, RESULTS OF OPERATIONS AND CASH FLOWS.
Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, called CERCLA or Superfund, or similar state statutes, we may have obligations to conduct investigation and remediation activities associated with alleged releases of hazardous substances or to reimburse the EPA (or state agencies as applicable) for such activities and to pay for natural resource damages associated with alleged releases. We have been named a potentially responsible party at several Federal and state Superfund sites because the EPA or an equivalent state agency contends that we and other potentially responsible scrap metal suppliers are liable for the cleanup of those sites as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.
Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with various environmental matters or the effect on our consolidated financial position, we make accruals as warranted. In addition, although we do not believe that a reasonably possible range of loss in excess of amounts accrued for pending lawsuits, claims or proceedings would be material to our financial statements, additional developments may occur, and due to inherent uncertainties, including evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors, the amounts we ultimately are required to pay could vary significantly from the amounts we accrue, and this could have a material adverse effect on our business, results of operations and financial condition.
WE ARE SUBJECT TO LITIGATION WHICH COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
We are involved in various litigation matters, including regulatory proceedings, administrative proceedings, governmental investigations, environmental matters and construction contract disputes. The nature of our operations also exposes us to possible litigation claims in the future. Because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. These matters could have a material adverse effect on our business, results of operations and financial condition. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, results of operations and financial condition. Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors.

SOME OF OUR OPERATIONS PRESENT SIGNIFICANT RISK OF INJURY OR DEATH.
The industrial activities conducted at our facilities present significant risk of serious injury or death to our employees, customers or other visitors to our operations, notwithstanding our safety precautions, including our material compliance with Federal, state and local employee health and safety regulations, and we may be unable to avoid material liabilities for injuries or deaths. We maintain workers' compensation insurance to address the risk of incurring material liabilities for injuries or deaths, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on the terms acceptable to us, or at all, which could result in material liabilities to us for any injuries or deaths.
HEALTH CARE LEGISLATION COULD RESULT IN SUBSTANTIALLY INCREASED COSTS AND ADVERSELY AFFECT OUR WORKFORCE.
Recently enacted health care mandates may cause us to evaluate the scope of health benefits offered to our workforce and the method in which they are delivered, and increase our and our employees' costs. If we are not able to offer a competitive level of benefits, our ability to hire and retain qualified personnel may be adversely affected. Higher health care costs may result in (i) an inability to reinvest sufficient capital in our operations, (ii) an inability to sustain dividends, (iii) lowered debt ratings and (iv) an increase in the cost of capital, all of which may have a negative effect on the price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our Texas steel minimill is located on approximately 660 acres of land that we own. Our Texas minimill facilities include several buildings that occupy approximately 850,000 square feet. Our Alabama steel minimill is located on approximately 70 acres of land, and it includes several buildings that occupy approximately 540,000 square feet. We utilize our facilities at the Texas and Alabama steel minimills for manufacturing, storage, office and other related uses. Our South Carolina steel minimill is located on approximately 110 acres of land, and the buildings occupy approximately 700,000 square feet. Our Arkansas steel minimill is located on approximately 140 acres of land, and the buildings occupy approximately 240,000 square feet. Our Arizona steel minimill is located on approximately 230 acres of land, and the buildings occupy approximately 130,000 square feet. We lease approximately 30 acres of land at the Alabama minimill and all the land at the Arkansas and South Carolina minimills in connection with revenue bond financing or property tax incentives. CMC Howell owns approximately 83 acres of land in New Market, Virginia, with buildings occupying approximately 410,000 square feet.
Our domestic recycling operating plants occupy approximately 880 acres of land, of which we lease approximately 60 acres. The facilities of our domestic fabrication and construction service operations utilize approximately 840 acres of land, of which we lease approximately 70 acres.
CMCZ’s steel manufacturing operations are located in Zawiercie in South Central Poland about 40 kilometers from Katowice. CMCZ and its subsidiaries lease approximately 98% of the 2 million square meters of land utilized by the principal operations with the remaining portion owned. The land is leased from the State of Poland under contracts with 99 year durations that are considered to create a right of perpetual usufruct. The leases expire beginning in 2089 through 2100. The principal operations are conducted in buildings having an area of approximately 260,000 square meters. The seven major buildings in use have all been constructed on or after 1974. The real estate is also developed with over 130 other buildings including warehouses, administrative offices, workshops, garage, transformer stations, pumping stations, gas stations, boiler houses, gate houses and contains some structures leased to unrelated parties, CMCZ subsidiaries and affiliated companies. Other much smaller tracts of land are leased or owned in communities nearby Zawiercie including those utilized by six affiliated scrap processing facilities. Our international fabrication operations utilize approximately 136,000 square meters of land, which is either owned or subject to a perpetual usufruct.
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
The leases on the leased properties described above will expire on various dates and, with the exception of the CMCZ leases described above, generally expire over the next six years. Several of the leases have renewal options. We have had little difficulty in the past renewing such leases prior to their expiration. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2012, to be paid during fiscal 2013, to be approximately $22 million. We also lease a portion of the equipment we use in our plants. We estimate our minimum annual rental obligation for equipment operating leases in effect at August 31, 2012, to be paid during fiscal 2013, to be approximately $14 million.

ITEM 3. LEGAL PROCEEDINGS
On September 18, 2008, we were served with a purported class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including Commercial Metals Company. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all parties who purchased steel products directly from the defendants between January 1, 2005 and September 2008, seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest. Since the filing of this lawsuit, additional plaintiffs have filed class action lawsuits naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. We believe that the lawsuits are without merit and plan to aggressively defend the actions.
We have received notices from the EPA or state agencies with similar responsibility that we and numerous other parties are considered PRPs and may be obligated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), or similar state statutes, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at ten locations. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. The EPA or state agency, as applicable, refers to these locations, none of which involve real estate we ever owned or conducted operations upon: the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, and the Industrial Salvage site in Corpus Christi, Texas. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites, and as of the date of this report, we do not know if any of these inquiries will ultimately result in a demand for payment from us.
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
We believe that adequate provision has been made in the financial statements for the potential impact of any loss in connection with the above-described legal proceedings, environmental matters, government proceedings, and disputes that could result in additional litigation. Management believes that the outcome of the suits and proceedings mentioned, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on our business, consolidated financial position or liquidity.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND DIVIDEND INFORMATION
The table below summarizes the high and low sales prices reported on the New York Stock Exchange for a share of our common stock and the quarterly cash dividends per share that we paid for the past two fiscal years.
PRICE RANGE
OF COMMON STOCK

2012 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$14.50	$8.64	$0.12
2nd	16.48	12.57	0.12
3rd	15.40	11.50	0.12
4th	14.09	11.30	0.12

2011 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$15.88	$13.40	$0.12
2nd	18.20	15.68	0.12
3rd	17.84	14.56	0.12
4th	15.04	10.51	0.12
Our common stock is traded on the New York Stock Exchange. The number of shareholders of record of our common stock at October 26, 2012, was 4,568.
EQUITY COMPENSATION PLANS
Information about our equity compensation plans as of August 31, 2012 is as follows:

	A.	B.	C.
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity
Compensation plans approved by security holders	2,930,492	$24.81	3,831,278
Equity
Compensation plans not approved by security holders	—	—	—
TOTAL	2,930,492	$24.81	3,831,278

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return of our common stock during the five year period beginning September 1, 2007 and ending August 31, 2012 with the Standard & Poor’s 500 Composite Stock Price Index also known as the “S&P 500” and the Standard & Poor’s Steel Industry Group Index also known as the “S&P Steel Group.” Each index assumes $100 invested at the close of trading August 31, 2007, and reinvestment of dividends.

	8/07	8/08	8/09	8/10	8/11	8/12
Commercial Metals Company	100.00	91.40	61.49	48.79	45.40	51.10
S&P 500	100.00	88.86	72.64	76.20	90.30	106.56
S&P Steel	100.00	100.77	59.79	61.29	65.31	46.81

ITEM 6. SELECTED FINANCIAL DATA
The table below sets forth a summary of our selected consolidated financial information for the periods indicated. The per share amounts have been adjusted to reflect any stock dividends.
FOR THE YEAR ENDED AUGUST 31,
(DOLLARS IN THOUSANDS EXCEPT RATIO AND PER SHARE AMOUNTS)

	2012	2011	2010	2009	2008
Net sales *	$7,828,440	$7,863,345	$6,276,928	$6,364,017	$9,836,882
Net earnings (loss) attributable to CMC	207,484	(129,617)	(205,344)	20,802	231,966
Diluted earnings (loss) per share	1.78	(1.12)	(1.81)	0.18	1.97
Total assets	3,441,246	3,683,131	3,706,153	3,687,556	4,746,371
Stockholders’ equity attributable to CMC	1,246,368	1,160,425	1,250,736	1,529,693	1,638,383
Long-term debt	1,157,073	1,167,497	1,197,282	1,181,740	1,197,533
Cash dividends per share	0.48	0.48	0.48	0.48	0.45
Ratio of earnings to fixed charges	2.77	**	**	1.20	4.78

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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Developments that could impact our expectations include the following:

•	absence of global economic recovery or possible recession relapse;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	continued sovereign debt problems in Greece and other countries within the Euro zone;

•	customer non-compliance with contracts;

•	construction activity or lack thereof;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	execution of cost reduction strategies;

•	ability to retain key executives;

•	court decisions and regulatory rulings;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	availability and pricing of raw materials, including scrap metal, energy, insurance and supply prices;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	the pace of overall economic activity, particularly in China; and

•	business disruptions, costs and future events related to any tender offers and proxy contests initiated by an activist shareholder.

Our forward-looking statements are based on our expectations and beliefs as of the time this report is filed with the Securities and Exchange Commission or, with respect to any documents incorporated by reference, as of the time such document was prepared. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risk and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those described in Item 1A of this Annual Report on Form 10-K. Except as required by law, we, undertake no obligation to update or revise any forward-looking statements, to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise. We caution readers not to place undue reliance on any forward-looking statements.
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
Americas Recycling Operations
We conduct our recycling operations through metal processing facilities located in the states of Arkansas, Florida, Georgia, Kansas, Louisiana, Missouri, North Carolina, Oklahoma, Tennessee and Texas.
Americas Mills Operations
We conduct our domestic mills operations through a network of:

•	five steel mills, commonly referred to as “minimills,” that produce one or more of reinforcing bar, angles, flats, rounds, small beams, fence-post sections and other shapes;

•	two scrap metal shredders and processing facilities that directly support the steel minimills;

•	a railroad salvage company; and

•	a copper tube minimill which is aggregated with the Company’s steel minimills because it has similar economic characteristics.
Americas Fabrication Operations
We conduct our domestic fabrication operations through a network of:

•	steel plants that bend, weld, cut and fabricate steel, primarily reinforcing bar;

•	warehouses that sell or rent products for the installation of concrete;

•	plants that produce steel fence posts; and

•	plants that treat steel with heat to strengthen and provide flexibility.
International Mill Operations
Our International Mill operations include CMC Zawiercie S.A. (“CMCZ”), which owns a steel minimill and conducts its operations at Zawiercie, Poland, and recycling and fabrication operations in Poland. We conduct our International Mill operations through:

•	two rolling mills that produce primarily reinforcing bar and high quality merchant products;

•	a rolling mill that produces primarily wire rod;

•	a specialty rod finishing mill;

•	our scrap processing facilities that directly support the minimill; and

•	four steel fabrication plants primarily for reinforcing bar and mesh.
International Marketing and Distribution Operations
We market and distribute steel, copper and aluminum coil, sheet and tubing, ores, metal concentrates, industrial minerals, ferroalloys and chemicals through our network of marketing and distribution offices, processing facilities and joint ventures domestically and internationally. Our customers use these products in a variety of industries.
Consolidated Results of Operations

	Year ended August 31,
(in thousands except per share data)	2012	2011	2010
Net sales*	$7,828,440	$7,863,345	$6,276,928
Earnings (loss) from continuing operations	208,983	19,278	(99,447)
Per diluted share	1.79	0.16	(0.88)
Adjusted EBITDA	364,235	237,250	14,879
International net sales*	3,153,736	3,500,716	3,061,591
As % of total sales	40%	45%	49%
LIFO income (expense)** effect on net earnings (loss) attributable to CMC	$29,604	$(50,049)	$7,385
Per diluted share	0.25	(0.43)	0.07
__________________________________________
* Excludes divisions classified as discontinued operations.
** Last in, first out inventory valuation method.
In the table above, we have included a financial statement measure that was not derived in accordance with United States generally accepted accounting principles ("GAAP"). We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization as well as impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our long-term cash incentive performance plan for management and part of a debt compliance test for our revolving credit agreement.

Reconciliations from net earnings (loss) from continuing operations to adjusted EBITDA are provided below for the years ended August 31:

(in thousands)	2012	2011	2010
Earnings (loss) from continuing operations	$208,983	$19,278	$(99,447)
Less net earnings attributable to noncontrolling interests	(6)	(213)	(236)
Interest expense	69,496	69,821	74,181
Income taxes (benefit)	(46,190)	19,328	(61,942)
Depreciation, amortization and impairment charges	137,289	178,251	165,316
Adjusted EBITDA from continuing operations	$369,572	$286,465	$77,872
Adjusted EBITDA from discontinued operations	(5,337)	(49,215)	(62,993)
Adjusted EBITDA	$364,235	$237,250	$14,879
Our adjusted EBITDA does not include interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Impairment charges, when necessary, accelerate the write-off of fixed assets that would otherwise have been accomplished by periodic depreciation charges. Also, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings (loss) determined in accordance with GAAP, as well as adjusted EBITDA, to evaluate our performance. Also, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.
The following events and performances had a significant financial impact to the Company's performance during 2012 as compared to 2011 or are expected to be significant for our future operations:

1.
Net sales of the Americas Recycling segment decreased 12% and adjusted operating profit decreased $3.6 million during 2012 as compared to the prior year primarily due to lower nonferrous volumes and average selling prices and ferrous margin compression offset by a swing of $20.0 million to LIFO income.

2.
Net sales of the Americas Mills segment increased 6% and adjusted operating profit increased $72.2 million from the prior year. The results were primarily impacted by a change of $74.1 million from LIFO expense to income.

3.
Net sales of the Americas Fabrication segment increased 13% and the segment reported an improvement in adjusted operating results of $113.4 million due to stable material pricing and improved market conditions in commercial construction markets resulting in stronger volume and pricing. The results were impacted by a change of $21.9 million from LIFO expense to income.

4.
Net sales of the International Mill segment were consistent and adjusted operating profit decreased $24.6 million from the prior year primarily due to margin compression and deteriorating economic conditions in Europe. Although the results were unfavorable, CMCZ set record volumes for the year ended August 31, 2012.

5.
Net sales of the International Marketing and Distribution segment increased 3% and adjusted operating profit decreased $29.1 million from the prior year primarily due to losses on iron ore contracts, reduced demand in some of our key products and uncertainty concerning economic stimulus in China. The results were impacted by a change of $7.1 million from LIFO expense to income.

6.	During the third quarter 2012, we terminated our interest rate swap transactions and received cash proceeds of approximately $53 million.

7.
During the first quarter of 2012, we announced the exit of our steel pipe manufacturing operation in Croatia (“CMCS”). Effective June 1, 2012, the Company completed the sale of all of the outstanding shares of CMCS for $30.6 million, of which $3.1 million will be paid when certain conditions are met. As part of the share sale, certain assets were excluded from the transaction. On June 13, 2012, the Company completed the sale of a portion of the excluded assets for $6.7 million. In the fourth quarter of 2012, the Company recorded a $13.8 million pre-tax gain for these transactions, including a foreign currency translation gain of $7.5 million. The remaining CMCS assets excluded from these transactions were sold on September 21, 2012 for $3.9 million.

8.
During the first quarter of 2012, we recognized a tax benefit of $102.1 million in continuing operations related to ordinary worthless stock and bad debt deductions from our investment in CMCS. The Company recorded a tax benefit of $11.5 million during the year ended August 31, 2012 related to federal and state research and experimentation expenditures.

9.	We recorded consolidated pre-tax LIFO income of $45.5 million for 2012 compared to pre-tax LIFO expense of $77.0 for 2011.

Segments

Unless otherwise indicated, all dollar amounts below are calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 20, Business Segments, to the consolidated financial statements included in this report.

We use adjusted operating profit (loss) to compare and evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) before income taxes and financing costs.
The following table shows net sales and adjusted operating profit (loss) by business segment:

	Year ended August 31,
(in thousands)	2012	2011	2010
Net sales:
Americas Recycling	$1,606,161	$1,829,537	$1,316,430
Americas Mills	2,155,817	2,036,325	1,478,426
Americas Fabrication	1,381,638	1,225,722	1,140,277
International Mill	1,033,357	1,046,233	699,064
International Marketing and Distribution	2,727,319	2,650,899	2,463,414
Corporate	8,033	6,882	4,249
Eliminations	(1,083,885)	(932,253)	(824,932)
Adjusted operating profit (loss):
Americas Recycling	39,446	43,059	11,416
Americas Mills	233,933	161,731	37,251
Americas Fabrication	(15,697)	(129,141)	(107,800)
International Mill	23,044	47,594	(31,594)
International Marketing and Distribution	47,287	76,337	74,689
Corporate	(83,035)	(84,729)	(70,678)
Eliminations	(6,251)	(1,275)	3,460
Discontinued Operations	(8,675)	(150,678)	(101,645)
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

The International Mill segment exclusively uses the FIFO inventory valuation method and thus is not included in this table:

	Three Months Ended August 31,		Year Ended August 31,
(in thousands)	2012	2011	2012	2011
Americas Recycling	$4,056	$(1,236)	$7,007	$(12,980)
Americas Mills	21,614	(5,781)	20,405	(53,648)
Americas Fabrication	3,663	(1,724)	15,248	(6,644)
International Marketing and Distribution	(1,152)	(902)	2,884	(4,217)
Discontinued Operations	—	—	—	491
Consolidated pre-tax LIFO income (expense)	$28,181	$(9,643)	$45,544	$(76,998)
Americas Recycling The decreased adjusted operating profit during 2012 resulted in part from lower nonferrous average selling prices and volumes primarily from reduced export demand within Asia coupled with ferrous margin compression . LIFO income was $7.0 million for 2012 as compared to LIFO expense of $13.0 million for 2011. We exported 6% of our ferrous scrap tonnage and 35% of our nonferrous scrap tonnage during 2012.
The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands) for the years ended August 31:

			Increase (Decrease)
	2012	2011	Amount	%
Average ferrous selling price	$345	$340	$5	1%
Average nonferrous selling price	$2,823	$3,292	$(469)	(14)%
Ferrous tons shipped	2,196	2,202	(6)	—%
Nonferrous tons shipped	243	267	(24)	(9)%
Americas Mills We include our five domestic steel mills, including the scrap locations which directly support the steel mills, and our copper tube minimill in our Americas Mills segment.
Within the segment, adjusted operating profit for our five domestic steel mills was $235.9 million for 2012 as compared to $149.2 million for 2011. The results were primarily impacted from the change in LIFO to income of $16.6 million in 2012 as compared to LIFO expense of $48.0 million in 2011. Results were also positively impacted from higher shipments and better margin. The Arizona mill in its third full year of operations has been profitable for the last two years. Our mills ran at 78% utilization during 2012 as compared to 74% during 2011. Rebar accounted for 51% of tonnage shipped, consistent with the prior year. Higher electrical and alloy rates resulted in an overall increase of $7.6 million in electrode, alloys and energy costs. Shipments included 410 thousand tons of billets in 2012 as compared to 430 thousand tons of billets in 2011.
The table below reflects our domestic steel mills' operating statistics (in thousands) and average prices per short ton for the year ended August 31:

			Increase
	2012	2011	Amount	%
Tons melted	2,568	2,470	98	4%
Tons rolled	2,206	2,088	118	6%
Tons shipped	2,682	2,518	164	7%
Average mill selling price (finished goods)	$730	$696	$34	5%
Average mill selling price (total sales)	706	669	37	6%
Average cost of ferrous scrap consumed	379	364	15	4%
Average metal margin	327	305	22	7%
Average ferrous scrap purchase price	339	329	10	3%
Our copper tube minimill recorded an adjusted operating loss of $2.0 million during 2012 as compared to an adjusted operating profit of $12.5 million in 2011. The decline in adjusted operating profit was primarily due to lower copper selling prices. The results were impacted positively by the change in LIFO to income of $3.8 million in 2012 as compared to LIFO expense of $5.6 million in 2011.

The table below reflects our copper tube minimill’s operating statistics for the year ended August 31:

			Increase (Decrease)
(pounds in millions)	2012	2011	Amount	%
Pounds shipped	41.5	41.9	(0.4)	(1)%
Pounds produced	39.3	39.2	0.1	—%
Americas Fabrication This segment recorded an improvement in 2012 adjusted operating results of $113.4 million as compared to 2011. Included in last year's result is impairment, severance and closure costs of $21.7 million for closing certain rebar fabrication and construction services locations. The segment benefited from stable material pricing and improved market conditions in commercial construction markets resulting in stronger volume and pricing. Backlogs increased in both prices and tonnage in 2012 as compared to 2011. We are continuing to see encouraging results of market recovery as this segment’s backlogs continue to be near all-time highs in tonnage and total value. Additionally, LIFO changed to income of $15.2 million in 2012 as compared to LIFO expense of $6.6 million in 2011. The composite average fabrication selling price was $906 per ton in 2012, up from $817 per ton in 2011.
The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments for the year ended August 31:

			Increase
Average selling price (excluding stock and buyout sales)	2012	2011	Amount	%
Rebar	$864	$773	$91	12%
Structural	2,342	1,980	362	18%
Post	949	928	21	2%

			Increase (Decrease)
Tons shipped (in thousands)	2012	2011	Amount	%
Rebar	911	851	60	7%
Structural	60	56	4	7%
Post	90	99	(9)	(9)%
International Mill This segment had an adjusted operating profit of $23.0 million during 2012 as compared to an adjusted operating profit of $47.6 million during 2011. Included in this year's fourth quarter is a loss of $3.8 million on the sale of a rebar fabrication shop in Rosslau, Germany. As of the date of this report, market conditions in Europe continue to be soft and significant uncertainty remains. On the positive side, our Polish operations recorded improvement in fourth quarter results and set full year production and shipping records in the mill operation in 2012, primarily on the strength of rebar and billet demand. Our mill operated at 85% of capacity in 2012 and 2011. Shipments in 2012 included 205 thousand tons of billets compared to 203 thousand tons of billets in 2011.
The table below reflects our International Mill’s operating statistics (in thousands) and average prices per short ton:

			Increase (Decrease)
	2012	2011	Amount	%
Tons melted	1,638	1,585	53	3%
Tons rolled	1,395	1,334	61	5%
Tons shipped	1,584	1,494	90	6%
Average mill selling price (total sales)	$601	$638	$(37)	(6)%
Average ferrous scrap production cost	385	389	(4)	(1)%
Average metal margin	216	249	(33)	(13)%
Average ferrous scrap purchase price	315	325	(10)	(3)%
International Marketing and Distribution This segment reported an increase in sales of 3% and reported an adjusted operating profit of $47.3 million for 2012 as compared to an adjusted operating profit of $76.3 million during 2011, primarily due to losses on iron ore contracts, reduced demand in some of our key products and uncertainty concerning economic stimulus in China. This segment recorded LIFO income of $2.9 million for 2012 compared to LIFO expense of $4.2 million for 2011.
Corporate Our corporate expenses decreased by $1.7 million in 2012 to $83.0 million primarily as a result of our cost containment initiatives, partially offset by $15.0 million in fees and expenses associated with a proxy contest and hostile tender offer.

CONTINUING OPERATIONS DATA
Consolidated Data The LIFO method of inventory valuation increased our net earnings from continuing operations by approximately $30 million for 2012 as compared to increasing our net loss by approximately $50 million for 2011.
Selling, General and Administrative (“SG&A”) Expenses Our overall SG&A expenses decreased by $30.2 million, or 6%, for 2012 as compared to 2011. The costs were down as a result of our cost containment initiatives offset by expenses associated with a proxy contest and hostile tender offer as discussed above.
Impairment of Assets Our impairment of assets decreased by $23.9 million as a result of 2011 impairments related to closure of certain rebar fabrication and construction services locations. There were no significant impairments in 2012.
Interest Expense Our interest expense decreased by $0.3 million to $69.5 million during 2012 as compared to 2011 primarily from lower average debt outstanding internationally.
Income Taxes Our effective tax rate from continuing operations for the year ended August 31, 2012 was (28.4)% as compared to 50.1% in 2011. For 2013, the Company expects the effective tax rate from continuing operations to be approximately 33%. The Company recognized a tax benefit of $102.1 million for ordinary worthless stock and bad debt deductions on the investment in CMCS. The Company also recorded a tax benefit of $11.5 million in 2012 related to federal and state research and experimentation expenditures. These tax benefits are the primary reason for the variance from the statutory tax rate of 35%. Additionally, the effective tax rate is increased by state and local taxes, while earnings generated in foreign jurisdictions decrease the rate. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in the rate.
DISCONTINUED OPERATIONS DATA
Discontinued operations primarily consist of CMCS, which was classified as a discontinued operation in the first quarter of 2012. These operations reported adjusted operating loss of $8.7 million in 2012 as compared to adjusted operating loss of $150.7 million in the same period in the prior year. The results for 2012 include $18.0 million of severance expense associated with closing the facility and a pre-tax gain of $13.8 million for the sale of all of the shares of the CMCS operation, excluding $3.9 million in assets which were sold in September 2012 with no impact to the statement of operations. The results for 2011 include approximately $110.6 million of impairment and other charges incurred at CMCS.
OUTLOOK
In general we see economic recovery lacking meaningful momentum due to uncertainty on many levels. So far, in the first quarter of fiscal 2013, scrap prices have moved downward but we expect improvement during the winter months of 2013. We believe that, despite weakness in the scrap markets, our Recycling segment has done a good job adjusting to the market volatility and maintaining profitability. Domestically, there is a clear indication that residential construction is improving, which is a leading indicator of increased non-residential activity. Our International Mill segment continues to face difficult markets due to economic uncertainty in the Euro zone. Lastly, our International Marketing and Distribution segment faces substantial headwinds due to reduced demand in raw material division as well as the impact of China's unclear growth outlook. As always, we remain committed to improving our cost structure and cash flows.
2011 Compared to 2010
Americas Recycling Adjusted operating profit increased to $43.1 million for 2011 from $11.4 million for 2010. Strong market demand drove an increase in prices and volumes for both ferrous and nonferrous scrap. LIFO expense was $13.0 million for 2011 as compared to $11.2 million LIFO expense for 2010. We exported 8% of our ferrous scrap tonnage and 38% of our nonferrous scrap tonnage during 2011.
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
The table below reflects steel and ferrous scrap prices per ton for the year ended August 31:

			Increase
	2011	2010	Amount	%
Average mill selling price (finished goods)*	$696	$591	$105	18%
Average mill selling price (total sales)*	669	563	106	19%
Average cost of ferrous scrap consumed	364	292	72	25%
Average metal margin	305	271	34	13%
Average ferrous scrap purchase price	329	259	70	27%

* 2010 domestic selling prices revised to eliminate net freight costs.

			Increase
	2011	2010	Amount	%
Tons melted	2,470	2,077	393	19%
Tons rolled	2,088	1,734	354	20%
Tons shipped	2,518	2,156	362	17%
Our copper tube minimill’s adjusted operating profit increased $9.0 million to $12.5 million during 2011 as compared to 2010 primarily due to higher copper prices and a year-over-year decrease in LIFO expense of $2.5 million partially offset by lower shipments.
The table below reflects our copper tube minimill’s operating statistics for the year ended August 31:

			Decrease
(pounds in millions)	2011	2010	Amount	%
Pounds shipped	41.9	42.6	(0.7)	(2)%
Pounds produced	39.2	40.9	(1.7)	(4)%
Americas Fabrication This segment continued to face challenging market conditions in 2011 and recorded an adjusted operating loss of $129.1 million as compared to $107.8 million in 2010. During the fourth quarter of 2011, CMC decided to close certain rebar fabrication and construction services locations and recorded impairment, severance and closure costs of $21.7 million. LIFO expense was $6.6 million for 2011 compared to $10.0 million in 2010. During the second half of 2011, this segment showed improvement as mill prices to the downstream fabricating units stabilized resulting in a slight increase in margins. Backlogs as of August 31, 2011 was higher in both prices and tonnage as compared to backlogs as of August 31, 2010. The composite average fabrication selling price was $817 per ton in 2011, up from $768 per ton in 2010. Post and Impact Metals were profitable for the year.
The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments for the year ended August 31:

			Increase
Average selling price (excludes stock and buyout sales)	2011	2010	Amount	%
Rebar	$773	$720	$53	7%
Structural	1,980	1,835	145	8%
Post	928	881	47	5%

			Increase
Tons shipped (in thousands)	2011	2010	Amount	%
Rebar	851	830	21	3%
Structural	56	54	2	4%
Post	99	95	4	4%
International Mill CMCZ had an adjusted operating profit of $47.6 million during 2011 as compared to an adjusted operating loss of $31.6 million during 2010. In 2011, our Polish mill benefited from a continued strong Polish economy and the increased sales of merchant bar from our new flexible rolling mill which was hot commissioned during the third quarter of 2010. Metal margins expanded in 2011 as compared to 2010, as average selling prices outpaced ferrous scrap prices. Shipments in 2011 included 203 thousand tons of billets compared to 297 thousand tons of billets in the prior year. During the fourth quarter of 2011, we decided to close our fabrication operation in Germany due to challenging market conditions and continued poor operating results. In connection with the closure, we incurred approximately $1 million in impairment charges relating to the fixed assets of the operation.
The table below reflects our International Mill operating statistics (in thousands) and average prices per short ton:

			Increase
	2011	2010	Amount	%
Tons melted	1,585	1,468	117	8%
Tons rolled	1,334	1,107	227	21%
Tons shipped	1,494	1,387	107	8%
Average mill selling price (total sales)	$638	$461	$177	38%
Average ferrous scrap production cost	$389	$295	$94	32%
Average metal margin	$249	$166	$83	50%
Average ferrous scrap purchase price	$325	$244	$81	33%
International Marketing and Distribution This segment reported an increase in sales of 8% and reported an adjusted operating profit of $76.3 million for 2011 as compared to an adjusted operating profit of $74.7 million during 2010. This segment recorded LIFO expense of $4.2 million for 2011 compared to LIFO income of $40.4 million for 2010. Led by our raw materials marketing operation, each of our major geographic marketing operations was profitable for 2011. Additionally, our domestic steel import business continued its turnaround with strong performance in 2011. Overall, our Australian operations were profitable in 2011 but our Australian distribution suffered in 2011 from the weakened state of the economy in Australia.
During the fourth quarter of 2011, we completed the purchase of G.A.M. Steel Pty. Ltd., based in Melbourne, Australia (“G.A.M.”). G.A.M. is a leading distributor and processor of steel long products and plate, servicing the structural fabrication, rural and manufacturing segments in the state of Victoria, Australia. The acquisition of G.A.M. complements our existing national long products distribution investments in Australia.
CONTINUING OPERATIONS DATA
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
Selling, General and Administrative (“SG&A”) Expenses Our overall SG&A expenses increased by $7.8 million, or 2%, for 2011 as compared to 2010. SG&A expenses increased due to restructuring costs, including severance, higher employee benefit costs and higher information technology costs.
Interest Expense Our interest expense decreased by $4.4 million to $69.8 million during 2011 as compared to 2010 primarily as a result of the favorable impact of interest rate swap transactions of $10.0 million in 2011, partially offset by less capitalized interest as less capital projects were completed in 2011 as compared 2010.
Income Taxes Our effective tax rate from continuing operations for the year ended August 31, 2011 was 50.1% as compared to 38.4% in 2010.
Asset Impairment Charges We recorded impairment charges of $24.5 million in 2011 as compared to $3.8 million in 2010. The impairment charges in 2011 primarily relate to the closure of certain rebar fabrication and construction services locations discussed above. See discontinued operations below for asset impairment charges related to discontinued operations.

DISCONTINUED OPERATIONS DATA
Our joist and deck division, classified as a discontinued operation, reported an adjusted operating loss of $3.0 million during 2011 as compared to an adjusted operating loss of $59.8 million during 2010. The results for 2011 include carrying costs for the remaining owned real estate assets offset by a gain on the sale of certain joist facilities of $1.9 million. The results for 2010 include the impairment and closure costs of exiting the joist and deck business offset by LIFO income of $19.4 million.
During the first quarter of 2012, we announced our decision to exit CMCS by way of sale and/or closure of the facility. After review of the marketplace and our production capabilities we determined that achieving sustained profitability would take considerable additional time and investment in a product line that was not considered a core business.
CMCS reported an adjusted operating loss of $147.7 million during 2011 as compared to an adjusted operating loss of $41.9 million during 2010. During the fourth quarter of 2011, we recorded restructuring charges, including impairment charges, of $110.6 million due to the following: we determined that improvements in key operating areas could not be achieved and maintained without additional capital expenditures; we could not achieve adequate market share for billets as the mill is currently designed; the down-turn in the global economy, especially debt issues in Europe, further delayed recovery and will likely result in continued losses in future years; accession to the European Union, which is required to allow our operation to be competitive, was further delayed until 2013 or mid-2014; and uncertainties in the Middle East and North Africa, which are the primary markets for this operation.
2012 Liquidity and Capital Resources
We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities.
While we believe the lending institutions participating in our credit arrangements are financially capable, it is important to note that the banking and capital markets periodically experience volatility that may limit our ability to raise capital. Additionally, changes to our credit rating by any rating agency may negatively impact our ability to raise capital and our financing costs.
The table below reflects our sources, facilities and availability of liquidity as of August 31, 2012:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$262,422	$ N/A
Revolving credit facility*	300,000	271,137
Domestic receivable sales facility	200,000	190,000
International accounts receivable sales facilities	198,882	103,765
Bank credit facilities — uncommitted	111,000	86,457
Notes due from 2013 to 2018	1,100,000	**
Equipment notes	14,407	**

* The availability under the revolving credit agreement may be limited by the debt to capitalization ratio covenant. Additionally, the availability under the revolving credit facility is reduced by $28.9 million of stand-by letters of credit issued at August 31, 2012.
** We believe we have access to additional financing and refinancing, if needed.

During the second quarter of 2012, we entered into a third amended and restated credit agreement which reduced the availability under our revolving credit facility to $300 million and extended the maturity date to December 27, 2016. The credit facility may be increased to $400 million with the consent of both parties. Additionally, we amended our domestic sales of receivable facility during the second quarter of 2012, which increased the capacity from $100 million to $200 million and extended the maturity date to December 26, 2014.

During the first quarter of 2012, we repaid our $48.6 million CMCZ term note and subsequently entered into current uncommitted credit facilities of PLN 255 million ($76.9 million) with several banks which expire in October and November of 2012. The Company intends to renew the uncommitted credit facilities upon expiration. At August 31, 2012, we had PLN 81.3 million ($24.5 million) outstanding under these facilities. Additionally, during the third quarter of 2012, we repaid our $18.5 million CMCS term note.

We have $200 million of 5.625% notes due November 2013, $400 million of 6.50% notes due July 2017 and $500 million of 7.35% notes due August 2018. All of these notes require interest only payments until maturity. We previously had interest rate swaps on $800 million of our notes which effectively converted our fixed rate interest to floating rate interest. During the third quarter of 2012, we terminated these transactions and received cash proceeds of approximately $53 million. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or refinance these notes when they mature.

Certain of our financing agreements include various financial covenants. Our revolving credit facility required us to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 2.50 to 1.00 for the twelve month cumulative period ended August 31, 2012. Beginning for the twelve month cumulative period ending November 30, 2012, the Company is required to maintain a minimum interest coverage ratio of not less than 3.00 to 1.00 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At August 31, 2012, our interest coverage ratio was 5.15 to 1.00. The debt to capitalization ratio covenant under the agreement requires us to maintain a ratio not greater than 0.60 to 1.00. At August 31, 2012, our debt to capitalization ratio was 0.51 to 1.00. The revolving credit facility is used as an alternative source of liquidity. Our public debt does not contain any such covenants.

Our foreign operations generated approximately 29% of our revenue, and as a result, our foreign operations had approximately $108 million and $100 million of cash and cash equivalents at August 31, 2012 and August 31, 2011, respectively. Historically, our domestic operations have generated the majority of our cash which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our domestic operations have access to the $300 million revolving credit facility and the $200 million sale of receivable program described above. Although not expected, we would be required to provide for taxes on any repatriated earnings from our foreign operations which would result in a higher effective tax rate.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and record allowances as soon as we believe accounts are uncollectible based on current market conditions and customers' financial condition. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate the amount of credit insured receivables (and those covered by export letters of credit) was approximately 60% of total receivables at August 31, 2012.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 4, Sales of Accounts Receivable, to the consolidated financial statements contained in this report. Our domestic sale of receivables program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements, and contains covenants that conform to the same requirements contained in our revolving credit agreement.

Cash Flows Our cash flows from operating activities result primarily from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. We use futures or forward contracts from time to time to mitigate the risks from fluctuations in foreign currency exchange rates and commodity prices. See Note 11, Derivatives and Risk Management, to the consolidated financial statements contained in this report.

During 2012, we generated $196.0 million of net cash flows from operating activities as compared to generating $27.7 million during 2011. This increase resulted primarily from a significant improvement in pre-tax earnings and improvements in operations for working capital. Significant fluctuations in working capital were as follows:

•
Inventory — inventory decreased during the year ended 2012 as compared to the fourth quarter of 2011 as inventory levels were matched to lower sales in the fourth quarter 2012 as compared to fourth quarter 2011. Days sales in inventory was 41 days and 45 days for the years ended 2012 and 2011.

•
Accounts payable and accrued expenses — accounts payable and accrued expenses decreased as our expenses were lower from decreased sales in the fourth quarter of 2012 as compared to the fourth quarter of 2011.

During 2012, we used $27.4 million of net cash flows from investing activities as compared to using $61.5 million in 2011. We invested $113.9 million in property, plant and equipment during 2012, an increase of $40.6 million over 2011. Additionally, proceeds from disposal of assets and businesses were $55.4 million in 2012, an increase of $2.0 million over 2011. During 2012, we sold all outstanding shares of CMCS, excluding certain assets that were sold in June and September 2012, and we also sold a rebar fabrication shop in Rosslau, Germany. Additionally, we generated cash of $31.1 million in 2012 from the release of deposits for letters of credit. During 2011, we sold assets of our joist and deck business and sold the forms of our heavy forms rental business.

We expect our total capital expenditures for fiscal 2013 to be approximately $160 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

During 2012, we used $121.7 million of net cash flows from financing activities as compared to using $147.0 million during 2011. The change was primarily due to approximately $53 million of proceeds from the termination of our interest rate swaps during 2012 which was partially offset by the increase in cash used of $18.5 million from the decrease in outstanding documentary letters of credit. Our cash dividends remained consistent for 2012 and 2011.

Our contractual obligations for the next twelve months of approximately $760 million are typically expenditures incurred in connection with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
Contractual Obligations
The following table represents our contractual obligations as of August 31, 2012 (dollars in thousands):

	Payments Due By Period*
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$1,114,407	$4,252	$206,510	$402,717	$500,928
Notes payable	24,543	24,543	—	—	—
Interest(2)	360,998	74,656	128,601	122,490	35,251
Operating leases(3)	144,836	35,985	55,141	32,099	21,611
Purchase obligations(4)	805,377	618,658	139,838	38,070	8,811
Total contractual cash obligations	$2,450,161	$758,094	$530,090	$595,376	$566,601

* We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the August 31, 2012 consolidated balance sheet. See Note 10, Credit Arrangements, to the consolidated financial statements included in this report.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of August 31, 2012.

(3)
Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of August 31, 2012. See Note 17, Commitments and Contingencies, to the consolidated financial statements included in this report.

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

The Company also provides certain eligible executives’ benefits pursuant to a nonqualified benefit restoration plan (“BRP Plan”) equal to amounts that would have been available under the tax qualified ERISA plans, but for limitations of ERISA, tax laws and regulations. The deferred compensation liability under the BRP Plan was $77.0 million at August 31, 2012 and recorded in other long-term liabilities. We generally expect to fund future contributions with cash flows from operating activities. We did not include estimated payments related to BRP in the above contractual obligation table. Refer to Note 16, Employees' Retirement Plans to the consolidated financial Statements included in this report.
A certain number of employees, primarily outside of the U.S., participate in defined benefit plans maintained in accordance with local regulations. At August 31, 2012, the Company’s liability related to the unfunded status of the defined benefit plans was $5.1 million. We generally expect to fund future contributions with cash flows from operating activities. We did not include estimated payments related to defined benefit plans in the table above. We generally expect to fund future contributions with cash flows from operating activities. Refer to Note 16, Employees' Retirement Plans to the consolidated financial statements included in this report.
The Company's other noncurrent liabilities in the Consolidated Balance Sheets include deferred tax liabilities, gross unrecognized tax benefits, and the related gross interest and penalties. As of August 31, 2012, the Company had noncurrent deferred tax liabilities of $20.3 million. In addition, as of August 31, 2012, the Company had gross unrecognized tax benefits of $15.2 million and an additional $2.0 million for gross interest and penalties classified as noncurrent liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Other Commercial Commitments
We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At August 31, 2012, we had committed $30.3 million under these arrangements.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contingencies
In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. While we are unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. Inherent uncertainties exist in these estimates primarily due to evolving remediation technology, changing regulations, possible third-party contributions and the uncertainties involved in litigation. We believe that we have adequately provided in our consolidated financial statements for the potential impact of these contingencies. We also believe that the outcomes will not materially affect the results of operations, our financial position or our cash flows.
Environmental and Other Matters
The information set forth in Note 17, Commitments and Contingencies, to the consolidated financial statements included in this report are hereby incorporated by reference.
General We are subject to Federal, state and local pollution control laws and regulations in all locations where we have operating facilities. We anticipate that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.
Our original business and one of our core businesses for over nine decades is metals recycling. In the present era of conservation of natural resources and ecological concerns, we are committed to sound ecological and business conduct. Certain governmental regulations regarding environmental concerns, however well intentioned, may expose us and our industry to potentially significant risks. We believe that recycled materials are commodities that are diverted by recyclers, such as us, from the solid waste streams because of their inherent value. Commodities are materials that are purchased and sold in public and private markets and commodities exchanges every day around the world. They are identified, purchased, sorted, processed and sold in accordance with carefully established industry specifications.
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
We generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state and local statutes where we operate. These statutes, regulations and laws may have limited disposal options for certain wastes.
Superfund The U.S. Environmental Protection Agency (“EPA”) or an equivalent state agency has notified us that we are considered a PRP at ten sites, none of which is owned by us. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) or a similar state statute to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. Based on currently available information, which is in many cases preliminary and incomplete, on August 31, 2012, we had $1.0 million accrued for cleanup and remediation costs in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for the years ended August 31, 2012, 2011 and 2010 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

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
Clean Air Act Our operations are subject to regulations at the Federal, state and local level for the control of emissions from sources of air pollution. New and modified sources of air pollutants are often required to obtain permits prior to commencing construction, modification or operations. Major sources of air pollutants are subject to more stringent requirements, including the potential need for additional permits and to increased scrutiny in the context of enforcement. The EPA has been implementing its stationary emission control program through expanded enforcement of the New Source Review Program. Under this program, new or modified sources may be required to construct emission sources using what is referred to as the Best Available Control Technology, or in any areas that are not meeting national ambient air quality standards, using methods that satisfy requirements for Lowest Achievable Emission Rate. Additionally, the EPA is implementing new, more stringent standards for ozone and fine particulate matter. The EPA recently has promulgated new national emission standards for hazardous air pollutants for steel mills which will require specific sources in this category to meet the standards by reflecting application of maximum achievable control technology. Compliance with the new standards could require additional expenditures.
In 2012, we incurred environmental expenses of $26.8 million. The expenses included the cost of environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, we spent $8.3 million in capital expenditures related to costs directly associated with environmental compliance. At August 31, 2012, we accrued $9.0 million for environmental liabilities of which $4.9 million was classified as other long-term liabilities.
Dividends
We have paid quarterly cash dividends in each of the past 192 consecutive quarters. We paid dividends in 2012 at the rate of $0.12 per share for each quarter.
Critical Accounting Policies and Estimates
The following are important accounting policies, estimates and assumptions that you should understand as you review our financial statements. We apply these accounting policies and make these estimates and assumptions to prepare financial statements in accordance with GAAP. Our use of these accounting policies, estimates and assumptions affects our results of operations and our reported amounts of assets and liabilities. Where we have used estimates or assumptions, actual results could differ significantly from our estimates.
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
Income Taxes We periodically assess the likelihood of realizing our deferred tax assets based on the amount of deferred tax assets that we believe is more likely than not to be realized. We base our judgment of the recoverability of our deferred tax asset primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes.
Our effective income tax rate may fluctuate on a quarterly basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws, and the amount of tax provided for uncertain tax positions.
We establish income tax reserves to remove some or all of the income tax benefit of any of our income tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. Our evaluation of whether or not a tax position is uncertain is based on the following: (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these income tax reserves when our judgment changes as a result of new information. Any change will impact income tax expense in the period in which such determination is made.
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
Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production, wages and transportation costs. Additionally, the costs of departments that support production, including materials management and quality control, are allocated to inventory.
Goodwill The Company tests for impairment of goodwill by estimating the fair value of each reporting unit compared to its carrying value. Our reporting units are based on our internal reporting structure and represent an operating segment or a reporting level below an operating segment.
Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. The Company uses a discounted cash flow model to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions. The Company tests for goodwill impairment during the fourth quarter of each fiscal year, or when changes in circumstances indicate an impairment event may have occurred.
As of August 31, 2012, $51.3 million of goodwill was associated with one of the Company's reporting units, which consists of our Americas Fabrication reporting segment excluding the construction services division. As of August 31, 2012, the Company estimates that the fair value of this reporting unit exceeds the carrying value by approximately 30%. The fair value of this reporting unit could be adversely affected by prolonged weakness in US construction activity, volatility in the price of ferrous scrap, and global economic recession.
Goodwill at the other reporting units is not material and the fair value of these reporting units exceeds their respective carrying values.
Long-Lived Assets We evaluate the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted. Our domestic and international mills, fabrication and recycling businesses are capital intensive. Some of the estimated values for assets that we currently use in our operations are based upon judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer's different viewpoint of future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets' economical useful lives. To the extent that an asset's actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.
Contingencies In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including environmental matters. We may incur settlements, fines, penalties or judgments in connection with some of these matters. While we are unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, and the uncertainties involved in litigation. We believe that we have adequately provided in our consolidated financial statements for the impact of these contingencies. We also believe that the outcomes will not materially affect our results of operations, our financial position or our cash flows.
Other Accounting Policies and New Accounting Pronouncements See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Approach to Mitigating Market Risk See Note 11, Derivatives and Risk Management, to the consolidated financial statements included in this report for disclosure regarding our approach to mitigating market risk and summarized market risk information for the preceding fiscal year. Also, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this report. The following types of derivative instruments were outstanding or utilized by us during 2012, in accordance with our risk management program.
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
Freight We occasionally enter into freight forward contracts when sales commitments to customers include a fixed price freight component in order to mitigate the effect of the volatility of ocean freight rates.
Interest Rates We enter into interest rate swap contracts to maintain a portion of our debt obligations at variable interest rates. These interest rate swap contracts, under which we have agreed to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed rate debt. During the third quarter of 2012, the Company terminated its existing interest rate swap transactions with a notional value of $800 million and received cash proceeds of approximately $53 million, net of customary finance charges.
The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.
Gross foreign currency exchange contract commitments as of August 31, 2012:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)	U.S. Equivalent (in thousands)
AUD	223	EUR	183	0.79 — 0.84	$230
AUD	901	NZD (2)	1,157	1.27 — 1.30	919
AUD	103,015	USD	105,027	0.95 — 1.05	105,027
AUD	5,843	CNY (3)	38,878	6.57 — 6.66	6,144
GBP	5,091	EUR	6,425	0.78 — 0.81	7,993
GBP	1,701	USD	2,653	1.55 — 1.58	2,653
PLN	318,162	EUR	75,822	4.07 — 4.62	95,603
PLN	1,174	USD	345	3.38 — 3.41	345
SGD	2,599	USD	2,074	1.25	2,074
USD	10,646	EUR	8,530	1.22 — 1.30	10,646
USD	70,134	GBP	44,200	1.58 — 1.59	70,134
USD	1,764	JPY	138,987	78.31 — 78.82	1,764
USD	2,194	PLN	7,472	3.33 — 3.48	2,194
					$305,726
(1) Substantially all foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.
(2) New Zealand dollar
(3) Chinese yuan

Commodity contract commitments as of August 31, 2012:

Terminal Exchange	Metal	Long/ Short	# of Lots	Standard Lot Size	Total Weight	Range or Amount of Hedge Rates Per MT/lb.	Total Contract Value at Inception (in thousands)
London Metal Exchange	Aluminum	Long	173	25 MT	4,325 MT	1,838.00 — 1,926.00	$8,216
	Aluminum	Short	157	25 MT	3,925 MT	1,875.00 — 1,919.50	7,414
New York Mercantile Exchange	Copper	Long	51	25,000 lbs.	1,275,000 lbs.	336.70 — 346.90	4,378
	Copper	Short	449	25,000 lbs.	11,225,000 lbs.	329.05 — 354.25	38,593
	Natural Gas	Long	5	10,000 MMBtu	50,000 MMBtu	3.90	195
							$58,796
MT = Metric ton
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2012. Deloitte & Touche LLP has audited the effectiveness of the Company’s internal control over financial reporting; their attestation report is included on page 40 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas

We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended August 31, 2012 of the Company and our report dated October 30, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Dallas, Texas
October 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas

We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 30, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
October 30, 2012

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
(in thousands, except share data)	2012	2011	2010
Net sales	$7,828,440	$7,863,345	$6,276,928
Costs and expenses:
Cost of goods sold	7,108,938	7,213,674	5,851,373
Selling, general and administrative expenses	486,606	516,778	508,997
Impairment of assets	607	24,466	3,766
Interest expense	69,496	69,821	74,181
	7,665,647	7,824,739	6,438,317
Earnings (loss) from continuing operations before taxes	162,793	38,606	(161,389)
Income taxes (benefit)	(46,190)	19,328	(61,942)
Earnings (loss) from continuing operations	208,983	19,278	(99,447)

Loss from discontinued operations before taxes	(9,912)	(151,670)	(102,979)
Income taxes (benefit)	(8,419)	(2,988)	2,682
Loss from discontinued operations	(1,493)	(148,682)	(105,661)

Net earnings (loss)	207,490	(129,404)	(205,108)
Less net earnings attributable to noncontrolling interests	6	213	236
Net earnings (loss) attributable to CMC	$207,484	$(129,617)	$(205,344)

Basic earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$1.80	$0.16	$(0.88)
Loss from discontinued operations	(0.01)	(1.29)	(0.93)
Net earnings (loss)	$1.79	$(1.13)	$(1.81)

Diluted earnings (loss) per share attributable to CMC:
Earnings (loss) from continuing operations	$1.79	$0.16	$(0.88)
Loss from discontinued operations	(0.01)	(1.28)	(0.93)
Net earnings (loss)	$1.78	$(1.12)	$(1.81)
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands, except share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$262,422	$222,390
Accounts receivable (less allowance for doubtful accounts of $9,480 and $16,095)	958,364	956,852
Inventories, net	807,923	908,338
Other	211,122	238,673
Total current assets	2,239,831	2,326,253
Property, plant and equipment:
Land	79,123	93,496
Buildings and improvements	483,708	507,797
Equipment	1,656,328	1,666,682
Construction in process	41,036	42,499
	2,260,195	2,310,474
Less accumulated depreciation and amortization	(1,265,891)	(1,198,459)
	994,304	1,112,015
Goodwill	76,897	77,638
Other assets	130,214	167,225
Total assets	$3,441,246	$3,683,131
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$433,132	$585,289
Accounts payable-documentary letters of credit	95,870	170,683
Accrued expenses and other payables	343,337	377,774
Notes payable	24,543	6,200
Current maturities of long-term debt	4,252	58,908
Total current liabilities	901,134	1,198,854
Deferred income taxes	20,271	49,572
Other long-term liabilities	116,261	106,560
Long-term debt	1,157,073	1,167,497
Total liabilities	2,194,739	2,522,483
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 116,351,424 and 115,533,763 shares	1,290	1,290
Additional paid-in capital	365,778	371,616
Accumulated other comprehensive income	(18,136)	59,473
Retained earnings	1,145,445	993,578
Less treasury stock, 12,709,240 and 13,526,901 shares at cost	(248,009)	(265,532)
Stockholders’ equity attributable to CMC	1,246,368	1,160,425
Stockholders’ equity attributable to noncontrolling interests	139	223
Total equity	1,246,507	1,160,648
Total liabilities and stockholders’ equity	$3,441,246	$3,683,131
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
(in thousands)	2012	2011	2010
Cash flows from (used by) operating activities:
Net earnings (loss)	$207,490	$(129,404)	$(205,108)
Adjustments to reconcile net earnings (loss) to cash flows from (used by) operating activities:
Depreciation and amortization	137,310	159,576	168,934
Provision for losses (recoveries) on receivables, net	(2,463)	306	(2,582)
Share-based compensation	13,125	12,893	13,132
Amortization of interest rate swaps termination gain	(5,815)	—	—
Deferred income taxes (benefit)	(59,999)	(19,856)	59,286
Tax benefits from stock plans	(1,968)	(2,355)	(4,033)
Net gain on sale of assets and other	(11,932)	(1,315)	(4,740)
Write-down of inventory	13,917	25,503	53,203
Asset impairment	3,316	120,145	35,041
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	68,260	(168,779)	(106,402)
Accounts receivable sold (repurchased), net	(77,116)	78,297	10,239
Decrease (increase) in inventories	53,449	(200,204)	(60,612)
Decrease (increase) in other assets	5,001	73,382	(94,313)
Increase (decrease) in accounts payable, accrued expenses, other payables and income taxes	(157,025)	82,642	186,952
Increase (decrease) in other long-term liabilities	10,443	(3,084)	(4,087)
Net cash flows from operating activities	195,993	27,747	44,910

Cash flows from (used by) investing activities:
Capital expenditures	(113,853)	(73,215)	(127,121)
Proceeds from the sale of property, plant and equipment and other	55,360	53,394	22,887
Proceeds from the sale of equity method investments	—	10,802	—
Acquisitions, net of cash acquired	—	(48,386)	(2,448)
Decrease (increase) in deposit for letters of credit	31,053	(4,123)	(26,930)
Net cash flows used by investing activities	(27,440)	(61,528)	(133,612)

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit	(74,493)	(55,950)	117,423
Short-term borrowings, net change	18,607	(10,253)	14,636
Repayments on long-term debt	(64,801)	(33,577)	(29,939)
Proceeds from termination of interest rate swaps	52,733	—	—
Proceeds from issuance of long-term debt	—	—	22,438
Stock issued under incentive and purchase plans, net of forfeitures	(81)	9,615	10,494
Cash dividends	(55,617)	(55,177)	(54,489)
Tax benefits from stock plans	1,968	2,355	4,033
Contribution from (purchase of) noncontrolling interests	(55)	(4,027)	21
Net cash flows from (used by) financing activities	(121,739)	(147,014)	84,617

Effect of exchange rate changes on cash	(6,782)	3,872	(2,205)
Increase (decrease) in cash and cash equivalents	40,032	(176,923)	(6,290)
Cash and cash equivalents at beginning of year	222,390	399,313	405,603
Cash and cash equivalents at end of year	$262,422	$222,390	$399,313
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Controlling Interests	Total
Balance, September 1, 2009	129,060,664	$1,290	$380,737	$34,257	$1,438,205	(16,487,231)	$(324,796)	$2,371	$1,532,064
Comprehensive income (loss):
Net earnings (loss)					(205,344)			236	(205,108)
Other comprehensive income (loss):
Foreign currency translation adjustment				(45,607)				10	(45,597)
Unrealized loss on derivatives, net of taxes $150				(79)					(79)
Defined benefit obligation, net of taxes $620				(1,097)					(1,097)
Comprehensive loss									(251,881)
Cash dividends					(54,489)				(54,489)
Issuance of stock under incentive and purchase plans, net of forfeitures			(24,594)			1,751,916	35,088		10,494
Share-based compensation			13,132						13,132
Tax benefits from stock plans			4,033						4,033
Contribution from noncontrolling interests								21	21
Balance, August 31, 2010	129,060,664	$1,290	$373,308	$(12,526)	$1,178,372	(14,735,315)	$(289,708)	$2,638	$1,253,374
Comprehensive income (loss):
Net earnings (loss)					(129,617)			$213	(129,404)
Other comprehensive income (loss):
Foreign currency translation adjustment				72,987					72,987
Unrealized loss on derivatives, net of taxes $119				(195)					(195)
Defined benefit obligation, net of taxes $28				(793)					(793)
Comprehensive loss									(57,405)
Cash dividends					(55,177)				(55,177)
Issuance of stock under incentive and purchase plans, net of forfeitures			(14,561)			1,208,414	24,176		9,615
Share-based compensation			11,913						11,913
Tax benefits from stock plans			2,355						2,355
Purchase of noncontrolling interest			(1,399)					(2,628)	(4,027)
Balance at August 31, 2011	129,060,664	$1,290	$371,616	$59,473	$993,578	(13,526,901)	$(265,532)	$223	$1,160,648
Comprehensive income (loss):
Net earnings					207,484			6	207,490
Other comprehensive loss:
Foreign currency translation adjustment				(76,306)					(76,306)
Unrealized loss on derivatives, net of taxes $472				(967)					(967)
Defined benefit obligation, net of taxes $413				(336)					(336)
Comprehensive income									129,881
Cash dividends					(55,617)				(55,617)
Issuance of stock under incentive and purchase plans, net of forfeitures			(17,604)			817,661	17,523		(81)
Share-based compensation			9,763						9,763
Tax benefits from stock plans			1,968						1,968
Purchase of noncontrolling interests			35					(90)	(55)
Balance at August 31, 2012	129,060,664	$1,290	$365,778	$(18,136)	$1,145,445	(12,709,240)	$(248,009)	$139	$1,246,507
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS
Nature of Operations Commercial Metals Company (“CMC”) and its consolidated subsidiaries (CMC and such subsidiaries, collectively, the “Company”) manufactures, recycles and markets steel and metal products, related materials and services. Its domestic recycling facilities, mills, fabrication facilities, and markets are primarily located in the U.S. sunbelt from the mid-Atlantic area through the west. Additionally, the Company operates steel minimills and fabrication shops in Poland, and processing facilities in Australia. Through its global marketing offices, the Company markets and distributes steel and nonferrous metal products and other industrial products worldwide.
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
Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates regarding assets and liabilities and associated revenues and expenses. Actual results in future periods could differ from those estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition The Company recognizes sales when title passes to the customer either when goods are shipped or when they are delivered based upon the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. When the Company estimates that a contract with a customer will result in a loss, the Company accrues the entire loss as soon as it is probable and estimable. The Company accounts for fabrication projects based on the percentage of completion accounting method. As of August 31, 2012 and 2011, the Company recorded in its accounts receivable unbilled revenue related to fabrication projects of $19.2 million and $13.2 million, respectively.
Allowance for Doubtful Accounts The Company maintains an allowance for doubtful accounts to reflect its estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers’ financial condition.
Credit Risk The Company maintains both corporate and divisional credit departments. Credit limits are set for each customer. Some of the Company’s divisions use credit insurance or letters of credit to ensure prompt payment in accordance with terms of sale. Generally, collateral is not required. The Company’s accounts receivable were secured by credit insurance or letters of credit in the amount of approximately 60% and 64% of total receivables at August 31, 2012 and 2011, respectively.
Cash and Cash Equivalents The Company considers temporary investments that are short-term (with original maturities of three months or less) and highly liquid to be cash equivalents.
Inventories The Company records all inventories at the lower of their cost or market value. Inventory cost for most domestic inventories is determined by the last-in, first-out (“LIFO”) method; cost of international and remaining inventories is determined by the first-in, first-out (“FIFO”) method.
Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production, wages and transportation costs. Additionally, the costs of departments that support production, including materials management and quality control, are allocated to inventory.
Property, Plant and Equipment Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Provision for amortization of leasehold improvements are made at annual rates based upon the lesser of the estimated useful lives of the assets or terms of the leases. Major maintenance is expensed as incurred.

At August 31, 2012, the useful lives used for depreciation and amortization were as follows:

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
Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. The Company uses a discounted cash flow model to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions. The Company performs the goodwill impairment test in the fourth quarter each fiscal year or when changes in circumstances indicate an impairment event may have occurred.
As of August 31, 2012, $51.3 million of goodwill was associated with one of the Company's reporting units, which consists of our Americas Fabrication reporting segment excluding the construction services division. As of August 31, 2012, the Company estimates that the fair value of this reporting unit exceeds the carrying value by approximately 30%. The fair value of this reporting unit could be adversely affected by prolonged weakness in US construction activity, volatility in the price of ferrous scrap, and global economic recession.
Goodwill at the other reporting units is not material and the fair value of these reporting units exceeds their respective carrying values.
Impairment of Long-Lived Assets The Company evaluates the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted.
Deposits for Letters of Credit The Company purchases insurance for certain exposures including workers' compensation, auto liability and general liability, as well as property damage and business interruption, which include specified deductibles. The retained or self-insurance components of these programs are secured by letters of credit which were collateralized by cash deposit of $31.1 million included in current assets at August 31, 2011. The Company maintained stand-by letters of credit of $30.3 million for these programs at August 31, 2012. The stand-by letters of credit reduced our availability under the Company credit facilities.
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
Accounts Payable — Documentary Letters of Credit In order to facilitate certain trade transactions, the Company utilizes documentary letters of credit to provide assurance of payment to its suppliers. These letters of credit may be for prompt payment or for payment at a future date conditional upon the bank determining the documentation presented to be in strict compliance with all terms and conditions of the letter of credit. The banks issue these letters of credit under informal, uncommitted lines of credit which are in addition to the Company’s contractually committed revolving credit agreement. In some cases, if the Company’s suppliers choose to discount the future dated obligation, the Company may pay the discount cost.
Income Taxes The Company and its U.S. subsidiaries file a consolidated Federal income tax return. Deferred income taxes are provided for temporary differences between financial and tax reporting. The principal differences are described in Note 13, Income Tax. Benefits from tax credits are reflected currently in earnings. The Company intends to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. The Company records income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.
Foreign Currencies The functional currency of most of the Company’s European marketing and distribution operations is the euro. The functional currencies of the Company’s Australian, Polish, United Kingdom and certain Chinese and Singaporean operations are their local currencies. The Company's remaining international subsidiaries’ functional currency is the U.S. dollar. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Transaction gains (losses) from transactions denominated in currencies other than the functional currencies, recorded as a component of selling, general and administrative expenses, were $2.2 million, $7.1 million and $(2.7) million for the years ended August 31, 2012, 2011 and 2010, respectively.
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

(in thousands)	2012	2011
Foreign currency translation adjustment	$(17,369)	$58,937
Unrealized gain on derivatives	3,710	4,677
Defined benefit obligations	(4,477)	(4,141)
Total	$(18,136)	$59,473
Recent Accounting Pronouncements In the second quarter of fiscal 2012, we adopted guidance issued by the Financial Accounting Standards Board ("FASB") on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counter party credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 unobservable inputs. Adoption of this new guidance did not have a material impact on our financial statements.

In June 2011, new accounting guidance was issued which amends the disclosure requirements for presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company is required to adopt the provisions of this guidance in the first quarter of fiscal 2013. However, in December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The implementation of this amended accounting guidance is not expected to have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued updated guidance on the assessment of goodwill impairment. This guidance allows companies to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step goodwill impairment test. The provisions of the new guidance were effective for our 2012 annual goodwill impairment test and guidance did not have a material impact on our financial statements.

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity's right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning fiscal year 2014. We do not anticipate material impacts on our financial statements upon adoption.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. After an assessment of certain qualitative factors, if more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The amended guidance is effective for the Company in the first quarter of fiscal 2013. The adoption of this guidance is not expected to have a material impact on the Company's financial results.
NOTE 3. ACQUISITIONS AND DISPOSITIONS
Acquisitions For the years ended August 31, 2012 and 2010, the Company did not have any material business acquisitions.
During the fourth quarter of 2011, the Company completed the purchase of G.A.M. Steel Pty. Ltd., based in Melbourne, Australia (“G.A.M.”) for $48.4 million. G.A.M. is a leading distributor and processor of steel long products and plate, servicing the structural fabrication, rural and manufacturing segments in the state of Victoria. The acquisition of G.A.M. complements the Company’s existing national long products distribution investments in Australia.
The following is a summary of the allocation of the total purchase price, as of the date of acquisition:

(in thousands)	Total
Accounts receivable	$16,758
Inventories	21,574
Other current assets	146
Property, plant and equipment	8,229
Goodwill	5,047
Intangible assets	4,708
Other assets	1,566
Liabilities	(9,642)
Net assets acquired	$48,386
The intangible assets acquired include customer bases and trade names which are being amortized over seven years.
Dispositions During the first quarter of 2012, the Company completed the sale of two properties that were previously joist and deck locations included in discontinued operations in the statement of operations.
Effective June 1, 2012, the Company completed the sale of all of the outstanding shares of our steel pipe manufacturing operation in Croatia ("CMCS") for $30.6 million, of which $3.1 million will be paid when certain conditions are met. As part of the share sale, certain assets were excluded from the transaction. On June 13, 2012, the Company completed the sale of a portion of the excluded assets for $6.7 million. In the fourth quarter of 2012, the Company recorded a $13.8 million pre-tax gain for these transactions, including a foreign currency translation gain of $7.5 million. During 2012 all amounts related to CMCS are included in discontinued operations in the statement of operations The remaining CMCS assets excluded from these transactions were sold on September 21, 2012 for $3.9 million with no impact to the statement of operations.
The Company sold the rebar fabrication shop in Rosslau, Germany for $11.3 million which resulted in a fourth quarter loss of $3.8 million included in continuing operations on the statement of operations.
During the first quarter of 2011, Construction Services, a division of a subsidiary of the Company, completed the sale of heavy forming and shoring equipment for $35 million included in continued operations in the statement of operations. During 2011, the Company completed the sale of the majority of the joist assets resulting in a gain of $1.9 million included in discontinued operations in the statement of operations.
During 2010, the Company completed the sale of the majority of the deck assets resulting in a gain of $2.6 million and LIFO income of $1.9 million from the liquidation of the LIFO reserve included in discontinued operations in the statement of operations.
NOTE 4. SALES OF ACCOUNTS RECEIVABLE
The Company has a sale of accounts receivable program which expires on December 26, 2014. Under the program, the Company periodically contributes, and several of its subsidiaries periodically sell without recourse, certain eligible trade accounts receivable to the Company’s wholly-owned consolidated special purpose subsidiary, CMC Receivables, Inc. (“CMCRV”). CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. Depending on the Company’s level of financing needs, CMCRV sells the trade accounts receivable in their entirety to two third party financial institutions. The third party financial institutions advance up to a maximum of $200 million for all receivables and the remaining portion due to the Company is deferred until the ultimate collection of the underlying receivables. The Company accounts for sales to the financial institutions as true sales and the cash advances for receivables are removed from the consolidated balance sheets and reflected as cash provided by operating activities. Additionally, the receivables program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 10, Credit Arrangements.
At August 31, 2012 and August 31, 2011, the Company sold $406.9 million and $557.0 million of receivables, respectively, to the third party financial institutions, and received $10.0 million and $50.0 million, respectively, as advance payments. The remaining amounts of $396.9 million and $507.0 million, respectively, are the deferred purchase prices, and are included as trade receivables on the Company's consolidated balance sheets.
In addition to the domestic sale of accounts receivable program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $95.1 million and $132.2 million as of August 31, 2012 and August 31, 2011, respectively. The Australian program contains financial covenants in which the subsidiary must meet certain coverage and tangible net worth levels, as defined. At August 31, 2012, the Australian subsidiary was not in compliance with these covenants. The Company provided a guarantee of the Australian subsidiary’s performance resulting in the financial covenants being waived at August 31, 2012. The guarantee will cease to be effective when the Australian subsidiary is in compliance with the financial covenants for two consecutive quarters.
During 2012 and 2011, proceeds from the domestic and international sales of receivables were $1.9 billion and $1.3 billion, respectively, and cash payments to the owners of receivables were $1.9 billion and $1.2 billion, respectively. The Company is responsible for servicing the receivables for a nominal servicing fee. Discounts on domestic and international sales of accounts receivable were $6.4 million, $5.1 million and $4.0 million for the years ended August 31, 2012 and 2011 and 2010, respectively. These discounts primarily represented the costs of funds and are included in selling, general and administrative expenses in the Company's consolidated statement of operations.
NOTE 5. INVENTORIES
Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the LIFO method. LIFO inventory reserves were $261.8 million and $307.3 million at August 31, 2012 and 2011, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the FIFO method.
At August 31, 2012 and 2011, 55% and 49%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to CMC Zawiercie S.A. (“CMCZ”) and certain marketing and distribution businesses.
The majority of the Company’s inventories are in the form of finished goods with minimal work in process. At August 31, 2012 and 2011, $68.0 million and $107.7 million, respectively, were in raw materials.
During 2012 and 2010, inventory in certain LIFO pools was reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect for 2012 increased net earnings by $1.0 million. During 2011, there was no liquidation of LIFO inventories. The effect for 2010 decreased net loss by $33.9 million.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at August 31, 2010	$7,267	$295	$57,144	$2,820	$4,054	$71,580
G.A.M. acquisition	—	—	—	—	5,047	5,047
Translation	—	—	—	272	739	1,011
Balance at August 31, 2011	7,267	295	57,144	3,092	9,840	77,638
Translation	—	—	—	(407)	(334)	(741)
Balance at August 31, 2012	$7,267	$295	$57,144	$2,685	$9,506	$76,897

The following intangible assets subject to amortization are included within other assets on the consolidated balance sheets as of August 31:

	2012			2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer base	$33,928	$17,133	$16,795	$34,128	$12,714	$21,414
Non-competition agreements	—	—	—	4,183	3,281	902
Favorable land leases	6,133	527	5,606	7,063	521	6,542
Brand name	4,113	1,394	2,719	4,207	803	3,404
Other	101	31	70	101	25	76
Total	$44,275	$19,085	$25,190	$49,682	$17,344	$32,338
Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets for the years ended August 31, 2012, 2011, and 2010 was $5.9 million, $9.9 million, and $11.2 million, respectively. At August 31, 2012, the weighted average remaining useful lives of these intangible assets, excluding the favorable land leases in Poland, were five years. The weighted average lives of the favorable land leases were 77 years. Estimated amounts of amortization expense for the next five years are as follows:

Year	(in thousands)
2013	$4,928
2014	4,880
2015	4,827
2016	3,191
2017	747
NOTE 7. IMPAIRMENT AND FACILITY CLOSURE COSTS
The Company evaluates the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable. Facility closures and changes in market conditions and economic environment could impact future operating results and cash flows.
Asset impairment and facility closure costs were not significant for 2012.
During the fourth quarter of 2011, the Company prepared an impairment analysis on its steel pipe manufacturing operation at CMCS based on the following impairment indicators: management determined that improvements in key operating areas could not be achieved and maintained without additional capital expenditures; CMCS could not achieve adequate market share for billets as the mill is currently designed; the down-turn in global economy, especially debt issues in Europe, further delayed recovery and will likely result in continued losses in future years; accession of Croatia to the European Union which is required to allow the operation to be competitive was further delayed until 2013 or mid-2014; and uncertainties in the Middle East and North Africa, the primary markets for CMCS. As a result, the Company recorded impairment charges of $110.6 million to impair the CMCS operation. The operations of CMCS were previously included as part of the International Mill segment and were classified as discontinued operations during 2012 for all periods presented.
Additionally, the Company decided to close certain rebar fabrication and construction services locations and the Company’s fabrication operation in Germany during the fourth quarter of 2011. As a result, the Company recorded impairment charges for these locations. Additionally, the Company determined that based on current market conditions and operating results as part of the Company’s annual budget process, one of the Company’s rebar fabrication customer base intangible assets was not recoverable. As a result, the Company recorded an impairment charge to reduce the customer base intangible to its estimated fair value. The rebar and construction services operations are included as part of the Americas Fabrication segment and the German fabrication operation is included as part of the International Mill segment.
The impairment of property, plant and equipment was based on the fair values calculated by independent appraisals. The fair values include estimated cost to sell the assets. The construction services locations are leased properties. Lease termination costs represent the estimated fair value of future lease payments less any sub-lease income which the Company recorded at the cease use date of the leased property.

In connection with these actions, the following pre-tax charges were recorded in 2011:

(in thousands)
Impairment of property, plant and equipment and other assets	$106,655
Impairment of customer list intangible asset	12,140
Write-down of inventory	8,500
Severance costs	5,051
Lease termination costs	2,196
Other closure costs	7,700

NOTE 8. SEVERANCE
The Company recorded consolidated severance costs of $25.6 million, $8.2 million and $21.5 million during 2012, 2011 and 2010, respectively. These severance costs related to involuntary employee terminations initiated as part of the Company’s focus on operating expense management and reductions in headcount to meet then-current production levels. The severance costs recorded during 2012 primarily relate to the Company’s discontinued operations. During 2011, the Company closed several locations which resulted in involuntary employee termination benefits. These termination benefits have been included in selling, general and administrative expenses in the Company’s consolidated financial statements. As of August 31, 2012 and 2011, the remaining liability to be paid in the future related to termination benefits was $2.7 million and $5.4 million, respectively.
NOTE 9. DISCONTINUED OPERATIONS
During the first quarter of 2012, the Company announced its decision to exit CMCS by closure of the facility and sale of the assets. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. During the first quarter of 2012, this division recorded severance costs of $18.0 million associated with exiting the business. During the second quarter of 2012, the Company shipped all production orders and in the third quarter of 2012 liquidated all remaining inventory. This operation was in the International Mill segment. See Note 3, Acquisition and Dispositions for sale details.
During the second quarter of 2010, the Company’s Board approved a plan to exit the joist and deck business through the sale of those facilities. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. The Company recorded $26.8 million to impair property, plant and equipment, $4.5 million to write-off intangible assets and goodwill, and $7.4 million of inventory valuation adjustments in 2010. The Company recorded $11.7 million severance expense in 2010 associated with exiting the business. At August 31, 2012, the remaining assets consist of real property for two locations. The joist and deck business was in the Americas Fabrication segment. See Note 3, Acquisition and Dispositions for sale details.
As of August 31, 2012, the assets and liabilities of discontinued operations have been presented as held for sale and included in other current assets and accrued expenses and other payables on the consolidated balance sheets. Financial information for discontinued operations is as follows:

(in thousands)	2012	2011	2010
At August 31,
Current assets	$6,601	$52,272	$67,291
Noncurrent assets	—	51,659	127,837
Current liabilities	—	41,115	30,474
Noncurrent liabilities	—	13,653	19,544
Fiscal Year Ended
Revenue	30,567	56,854	152,145
Earnings (loss) before taxes	(9,912)	(151,670)	(102,979)
NOTE 10. CREDIT ARRANGEMENTS
During the second quarter of 2012, the Company entered into a third amended and restated credit agreement which reduced the availability under our revolving credit facility from $400 million to $300 million and extended the maturity date to December 27, 2016. The maximum availability under this facility can be increased to $400 million with the consent of both parties. The program’s capacity is reduced by outstanding stand-by letters of credit which totaled $28.9 million at August 31,

2012. Under the credit facility, the Company was required to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 2.50 to 1.00 for the twelve month cumulative period ended August 31, 2012. Beginning for the twelve month cumulative period ending November 30, 2012, the Company is required to maintain a minimum interest coverage ratio of not less than 3.00 to 1.00 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At August 31, 2012, the Company’s interest coverage ratio was 5.15 to 1.00. The agreement also requires the Company to maintain a debt to capitalization ratio not greater than 0.60 to 1.00. At August 31, 2012, the Company’s debt to capitalization ratio was 0.51 to 1.00. The agreement provides for interest based on the LIBOR, the Eurodollar rate or Bank of America’s prime rate.
During the third quarter of 2011, the Company entered into an interest rate swap transaction to hedge the fair value changes on its 6.50% notes due July 2017 (“2017 Notes”). During the third quarter of 2010, the Company entered into interest rate swap transactions on its 5.625% notes due November 2013 (“2013 Notes”) and 7.35% notes due August 2018 (“2018 Notes”). The swap transactions were designated as fair value hedges at inception and effectively converted all fixed-rate interest to floating rate interest on the Company’s 2013 Notes, and effectively converted fixed-rate interest to floating rate interest with respect to $300 million in principal amount on each of the 2017 Notes and the 2018 Notes. During the third quarter of 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $53 million, net of customary finance charges. The resulting gain is being deferred and amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At August 31, 2012, the unamortized portion was $46.9 million and the amortization of the deferred gain was $5.8 million for the year ended August 31, 2012.

The Company has uncommitted credit facilities available from domestic and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers’ acceptances as described in Note 2, Summary of Significant Accounting Policies), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps in 2012 and the net effect of interest rate swap revaluation adjustment in 2011, was as follows as of August 31:

(in thousands)	Weighted Average Interest Rate as of August 31, 2012	2012	2011
$200 million notes at 5.625% due November 2013	3.5%	$204,873	$207,752
$400 million notes at 6.50% due July 2017	5.7%	414,491	414,198
$500 million notes at 7.35% due August 2018	6.4%	527,554	526,699
Other, including equipment notes		14,407	10,632
CMCZ term note		—	48,648
CMCS financing agreement		—	18,476
		1,161,325	1,226,405
Less current maturities		4,252	58,908
		$1,157,073	$1,167,497

Interest on the notes is payable semiannually.

The CMCS financing agreement was used for capital expenditures and other uses. The note had scheduled principal and interest payments in semiannual installments and was repaid during the third quarter of 2012.

The CMCZ term note was repaid during the first quarter of 2012. Subsequently, CMCZ entered into current uncommitted credit facilities of $76.9 million with several banks, which expire in the first quarter of fiscal year 2013. At August 31, 2012, $24.5 million was outstanding under these facilities and included in notes payable on the Company's consolidated balance sheets. The weighted average interest rate on these facilities was 5.9% at August 31, 2012. The outstanding balance at August 31, 2011 is included in current maturities of long-term debt on the Company's consolidated balance sheet.

The scheduled maturities of the Company’s long-term debt for the years ended August 31 are as follows:

(in thousands)
2013	$4,252
2014	203,437
2015	3,074
2016	1,613
2017	401,104
Thereafter	500,927
Total excluding deferred gain of interest rate swaps	$1,114,407
Deferred gain of interest rate swaps	46,918
Total long-term debt including current maturities	$1,161,325

Interest of $1.3 million, $0.8 million and $4.5 million was capitalized in the cost of property, plant and equipment constructed in 2012, 2011 and 2010, respectively. Interest of $74.1 million, $71.4 million and $80.0 million was paid in 2012, 2011 and 2010, respectively.
NOTE 11. DERIVATIVES AND RISK MANAGEMENT
The Company’s worldwide operations and product lines expose it to risks from fluctuations in metals commodity prices, foreign currency exchange rates, natural gas prices and interest rates. One objective of the Company’s risk management program is to mitigate these risks using derivative instruments. The Company enters into metal commodity futures and forward contracts to mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities’ prices, enters into foreign currency forward contracts that match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. When sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to reduce the effects of the volatility of ocean freight rates. The Company had entered into interest rate swap contracts to maintain the majority of the Company’s debt obligations at variable interest rates. These interest rate swap contracts, under which the Company has agreed to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed-rate debt. During the third quarter of 2012, the Company terminated its existing interest rate swap transactions having a notional value of $800 million. See Note 10, Credit Arrangements for additional information.
The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the years ended August 31, 2012 and 2011. Certain of the foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.
The following tables summarize activities related to the Company’s derivative instruments and hedged (underlying) items recognized within the statements of operations (in thousands) for the years ended August 31:

Derivatives Not Designated as Hedging Instruments	Location	2012	2011	2010
Commodity	Cost of goods sold	$4,496	$(10,857)	$(5,745)
Foreign exchange	Net sales	(199)	38	(898)
Foreign exchange	Cost of goods sold	(537)	1,412	(1,153)
Foreign exchange	SG&A expenses	(872)	(8,025)	32
Gain (loss) before taxes		$2,888	$(17,432)	$(7,764)

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

Derivatives Designated as Fair Value Hedging Instruments		August 31,
	Location	2012	2011	2010
Foreign exchange	SG&A expenses	$383	$(15,053)	(4,194)
Interest rate	Interest expense	10,561	33,485	32,438
Gain before taxes		$10,944	$18,432	28,244

Hedged (Underlying) Items Designated as Fair Value Hedging Instruments		August 31,
	Location	2012	2011	2010
Foreign exchange	Net sales	$—	$91	39
Foreign exchange	SG&A expenses	(383)	14,955	4,147
Interest rate	Interest expense	(10,561)	(33,485)	(32,438)
Loss before taxes		$(10,944)	$(18,439)	(28,252)

The Company recognized the impact of actual and estimated net periodic settlements of current interest on active interest rate swaps as adjustments to interest expense. The Company recorded a reduction to interest expense related to interest rate swaps of $6.5 million, $15.7 million and $5.7 million for the years ended August 31, 2012, 2011 and 2010, respectively. These amounts represent the net of the Company’s periodic variable-rate interest obligations and the swap counterparty’s fixed-rate interest obligations. The Company’s variable-rate obligations are based on a spread from the six-month LIBOR.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss)	August 31,
	2012	2011	2010
Commodity	$—	$26	27
Foreign exchange	(1,545)	797	264
Gain (loss), net of taxes	$(1,545)	$823	291

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss)		August 31,
	Location	2012	2011	2010
Commodity	Cost of goods sold	$27	$195	(7)
Foreign exchange	Net sales	(826)	—	—
Foreign exchange	SG&A expenses	(300)	365	(81)
Interest rate	Interest expense	521	458	458
Gain (loss), net of taxes		$(578)	$1,018	370

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets (in thousands) for the year ended August 31:

Derivative Assets	2012	2011
Commodity — designated	$—	$17
Commodity — not designated	407	2,329
Foreign exchange — designated	670	893
Foreign exchange — not designated	798	970
Current interest rate — designated	—	19,134
Long-term interest rate — designated	—	29,515
Derivative assets (other current assets and other assets)*	$1,875	$52,858

Derivative Liabilities	2012	2011
Commodity — designated	$2	$—
Commodity — not designated	993	2,625
Foreign exchange — designated	1,272	805
Foreign exchange — not designated	1,248	2,258
Other — not designated	32	—
Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$3,547	$5,688
 _________________
* Derivative assets and liabilities do not include the hedged (underlying) items designated as fair value hedges.
As of August 31, 2012, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.
All of the instruments are highly liquid, and not entered into for trading purposes.
NOTE 12. FAIR VALUE
The Company has established a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. When available, the Company uses unadjusted quoted market prices in active markets to measure the fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use current market-based or independently sourced market parameters. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Fair value of nonqualified benefit plan liabilities in Level 2 is measured based on investments selections from plan participants. The following table summarizes information regarding the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market investments	$172,462	$172,462	$—	$—
Derivative assets	1,875	407	1,468	—
Nonqualified benefit plan assets *	52,929	52,929	—	—
Derivative liabilities	3,547	993	2,554	—
Nonqualified benefit plan liabilities *	76,952	—	76,952	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market investments	$153,839	$153,839	$—	$—
Derivative assets	52,858	2,329	50,529	—
Nonqualified benefit plan assets *	49,357	49,357	—	—
Derivative liabilities	5,688	2,625	3,063	—
Nonqualified benefit plan liabilities *	81,167	—	81,167	—
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

Fair value of property, plant and equipment held for sale (Level 3) were $9.0 million based on appraised values less costs to sell at August 31, 2012. CMC does not have other assets or intangible assets measured at fair value on a non-recurring basis at August 31, 2012. Impairment charges for property, plant and equipment were $3.3 million for the year ended August 31, 2012.

The following table summarizes information regarding the Company's nonfinancial assets measured at fair value on a non-recurring basis at August 31, 2011:

		Fair Value Measurements Using
	Year Ended August 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Recognized
(in thousands)	2011	(Level 1)	(Level 2)	(Level 3)	Loss
Plant, property and equipment	$56,795	$—	$—	$56,795	$89,448
Other assets	2,472	—	—	2,472	18,557
Intangible assets	3,271	—	—	3,271	12,140
The Company’s long-term debt is predominantly publicly held. The fair value was approximately $1.22 billion at August 31, 2012 and $1.24 billion at 2011. Fair value was determined by indicated market values.
NOTE 13. INCOME TAX
The domestic and foreign components of income (loss) from continuing operations before provision for income taxes were as follows (in thousands):

	Year Ended August 31,
(in thousands)	2012	2011	2010
United States	$114,406	$(21,377)	$(148,829)
Foreign	48,387	59,983	(12,560)
Total	$162,793	$38,606	$(161,389)
The provision for income taxes from continuing operations includes the following:

	Year Ended August 31,
(in thousands)	2012	2011	2010
Current:
United States	$1,560	$23,452	$(104,135)
Foreign	419	352	(2,684)
State and local	3,411	5,226	(18,581)
Current taxes (benefit)	$5,390	$29,030	$(125,400)
Deferred:
United States	$(65,710)	$(28,048)	$39,399
Foreign	7,130	9,742	34,749
State and local	(1,419)	5,616	(8,008)
Deferred taxes (benefit)	$(59,999)	$(12,690)	$66,140
Total taxes (benefit) on income	$(54,609)	$16,340	$(59,260)
Taxes (benefit) on discontinued operations	(8,419)	(2,988)	2,682
Taxes (benefit) on continuing operations	$(46,190)	$19,328	$(61,942)
The Company paid taxes of $17.2 million in 2012. The Company had net tax refunds of $79.9 million and $38.4 million during the years ended 2011 and 2010, respectively.

The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	August 31,
(in thousands)	2012	2011
Deferred tax assets:
Deferred compensation and employee benefits	$52,113	$49,317
Net operating losses and credits	110,553	63,866
Reserves and other accrued expenses	41,516	44,683
Allowance for doubtful accounts	5,816	10,423
Inventory	1,881	3,603
Intangibles	9,668	11,098
Other	15,062	7,881
Total deferred tax assets	$236,609	$190,871
Valuation Allowance for deferred tax assets	(25,779)	(75,289)
Deferred tax assets, net	$210,830	$115,582
Deferred tax liabilities:
Fixed assets	$111,777	$84,825
Other	5,012	5,996
Total deferred tax liabilities	$116,789	$90,821
Deferred tax assets, net of deferred tax liabilities	$94,041	$24,761
Net operating losses giving rise to deferred tax assets consist of $217.2 million federal and $332.8 million state net operating losses that expire during the tax years ending from 2012 to 2032 and foreign net operating losses of $57.5 million that expire during the tax years ending from 2012 to 2017. These assets will be reduced as tax expense is recognized in future periods.
During the year ended August 31, 2012, the Company recorded a decrease to the valuation allowance in the amount of $49.5 million against deferred tax assets as well as the write off of net operating losses related to the disposition of CMCS. The decrease in the valuation allowance was offset by an increase for the benefit of net operating loss carryforwards in certain jurisdictions due to the uncertainty of their realization.
It is the Company’s intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries, which amounts to $472.5 million. As these earnings are considered permanently reinvested, no provisions for U.S. federal or state income taxes are required. Determination of the amount of unrecognized U.S. federal and state deferred tax liabilities on these unremitted earnings is not practicable.
Reconciliations of the United States statutory rates to the effective rates from continuing operations were as follows:

	Year Ended August 31,
	2012	2011	2010
Tax expense (benefit) at statutory rate of 35%	$56,978	$13,512	(56,486)
State and local taxes	4,620	7,351	(12,530)
Section 199 manufacturing deduction	—	(1,175)	—
Foreign rate differential	(9,909)	(9,617)	(1,096)
Change in valuation allowance	10,033	—	12,965
Liability for non-US earnings	—	8,848	—
Disposition of CMCS	(102,104)	—	—
Research and experimentation tax credits	(11,500)	—	—
Other	5,692	409	(4,795)
Taxes (benefit) on continuing operations	$(46,190)	$19,328	$(61,942)
Effective tax rates from continuing operations	(28.4)%	50.1%	38.4%
The Company’s effective tax rate from discontinued operations for the years ended 2012, 2011 and 2010 were 84.9%, 2.0% and (2.6)%, respectively.
During the year ended August 31, 2012, the Company recognized a tax loss in the amount of $291 million related to its investments in its Croatian subsidiary. As a result, a tax benefit of $102.1 million was recorded from these losses in continuing operations for the year ended August 31, 2012. The Company will report and disclose the losses on these investments on its U.S. tax return as ordinary worthless stock and bad debt deductions. These tax benefits are the primary reason for the variance from the statutory tax rate of 35%. The Company also recorded a tax benefit of $11.5 million during the year ended August 31, 2012 related to federal and state research and experimentation expenditures.
As of August 31, 2012, gross unrecognized tax benefits totaled $27.4 million and accrued interest and penalties totaled $2.0 million, for an aggregate gross amount of $29.4 million.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

(in thousands)	2012	2011	2010
Balance at September 1	$10,762	$20,367	$1,532
Change in tax positions of current year	—	2,440	1,640
Change for tax positions of prior years	18,006	(12,045)	17,302
Reductions due to settlements with taxing authorities	(600)	—	—
Reductions due to statute of limitations lapse	(784)	—	(107)
Balance at August 31	$27,384	$10,762	$20,367
If these tax positions were recognized, the impact on the effective tax rate would not be significant.
The Company’s policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as tax expense and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the year ended August 31, 2012, before any tax benefits, the Company recorded an increase of accrued interest and penalties on unrecognized tax benefits of $0.5 million.
During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized tax benefits may decrease, which could reduce the liability for uncertain tax positions by approximately $12.2 million.
The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

US Federal — 2009 and forward
US States — 2006 and forward
Foreign — 2005 and forward

During the year ended August 31, 2011, the Company settled an examination with the Internal Revenue Service (“IRS”) related to 2006 to 2008 and recorded an expense of $0.8 million. The Company is also under examination by the IRS and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of August 31, 2012 sufficiently reflect the anticipated outcome of these examinations.
NOTE 14. SHARE-BASED COMPENSATION PLANS
Share-Based Compensation The Company recognized share-based compensation expense of $13.1 million, $12.9 million and $13.1 million as a component of selling, general and administrative expenses for the years ended August 31, 2012, 2011 and 2010, respectively. At August 31, 2012, the Company had $22.8 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over three years.
Stock Incentive Plans The 2006 Long-Term Equity Incentive Plan (“2006 Plan”) provides for grants of stock options, stock appreciation rights ("SARs"), restricted stock and performance-based restricted units (“PSUs”). As of August 31, 2012, the Company had 3,831,278 shares available for future grants.

The following table summarizes the total awards granted:

	Stock Options/SARs	Restricted Stock Awards/Units	Performance Awards
2012 Grants	927,312	829,001	693,472
2011 Grants	112,000	690,180	686,548
2010 Grants	126,000	961,518	340,000
Grants of stock options, SARs and restricted stock units generally vest over three years in increments of one-third per year. One of the restricted stock unit grants in 2010 vests over a four-year period in increments of one-half at the end of two years and one-half at the end of four years. Prior to vesting, restricted stock unit recipients do not receive an amount equivalent to any dividend declared on the Company’s common stock. Options and SARs expire seven years after the grant date. All awards are valued at the fair market value at the date of grant.
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
During 2011, the Committee of the Board of Directors approved a grant of PSUs. The PSUs will vest upon the achievement of certain target levels of the performance goals and objectives of the Company over the performance period of approximately three years. The actual number of performance awards granted will be based on the level of achievement. Upon achievement of any of the performance goals, the awards will be paid out 50% in shares of common stock of the Company and 50% in cash. The Company has accounted for the cash component of the performance award as a liability award and the value is adjusted to the current share price of common stock of the Company at each reporting period. Prior to vesting, the performance stock unit recipients do not receive an amount equivalent to any dividend declared on the Company’s common stock.
During 2010, the Committee approved an award of PSUs. The awards vest upon the following performance conditions: (i) 50% of the PSUs shall vest if the Company ranks at the 50th percentile on a total stockholders return basis as compared to its peer group with the total stockholder return based on the average of the closing prices on the principal market for each trading day for the month of June 2010 versus the average of the closing prices on the principal market for each trading day for the month of June 2013; and (ii) 100% of the performance units shall vest if the Company ranks at or greater than the 60th percentile on a total stockholder return basis as compared to its peer group with the total stockholder return based on the average of the closing prices on the principal market for each trading day for the month of June 2010 versus the average of the closing prices on the principal market for each trading day for the month of June 2013. Vesting will be calculated on a straight line interpolation basis for a rank on a total stockholder return basis as compared to our Peer Group between the 50th percentile (at a vesting percentage of 50%) and 60th percentile (with a vesting percentage of 100%) with the total stockholder return based on the average of the closing prices for the month of June 2010 versus the average of the closing prices for the month of June 2013. The determination of whether any vesting criteria have been met is to be made by the Committee. The binomial model was used for these awards. The unvested units will be forfeited on the earlier of the date of the participant’s termination of service or June 30, 2013.
During 2009, the Committee approved an award of PSUs. The awards would vest upon achievement of certain performance conditions. On May 19, 2012, the Committee determined that the vesting criteria had not been met and the unvested units were forfeited.
The 1999 Non-Employee Director Stock Option Plan (“1999 Plan”) provides for grants of either non-qualified stock options, restricted stock or restricted stock units. Awards granted to non-employee directors under the 1999 Plan vest over a two-year period. Prior to vesting, restricted stock award recipients receive an amount equivalent to any dividend declared on the Company’s common stock.

Combined information for shares subject to options and SARs, excluding the cash component is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at August 31, 2011	2,807,498	$27.45
Granted	828,463	11.63
Exercised	(361,478)	12.34
Forfeited/Expired	(343,991)	27.78
Outstanding at August 31, 2012	2,930,492	$24.81	3.3 years	1,104,590
Exercisable at August 31, 2012	2,099,547	$29.90	2.1 years	223,246
The total intrinsic value of options and SARs exercised during 2012, 2011 and 2010 was $0.4 million, $7.4 million and $9.8 million, respectively.
The Black-Scholes pricing model was used for stock options and SARs and the following weighted average assumptions were used for grants in the years ended August 31:

	2012	2011	2010
Risk-free interest rate	0.43%	0.59%	0.86%
Expected life, years	3.0	2.0	2.0
Expected volatility	59%	56%	80%
Expected dividend yield	4.14%	2.85%	3.42%
Weighted average grant-date fair value per share	$3.67	$4.63	$5.43
Information for restricted stock awards and PSUs (excluding the cash component of PSUs) is as follows:

	Number	Weighted Average Grant-Date Fair Value
Outstanding at August 31, 2011	2,394,140	$13.44
Granted	489,118	10.68
Vested	(773,947)	13.90
Forfeited	(425,739)	10.56
Outstanding at August 31, 2012	1,683,572	$13.16
The weighted-average grant-date fair value per share of restricted stock awards and PSUs was $15.55 and $12.89 for 2011 and 2010, respectively. The total fair value of shares vested during 2012, 2011 and 2010 was $10.7 million, $2.9 million and $3.2 million, respectively.
The binomial model was used for performance-based awards granted in 2010:

2010
Risk-free interest rate	1.31%
Expected life, years	3.0
Expected volatility	71%
Expected dividend yield	—
Share-Based Liability Awards The Company granted 1,132,204 equivalent shares in cash-settled awards during the year ended August 31, 2012.  These awards vest upon the achievement of performance goals and objectives of the Company over the performance period.  The Company has accounted for these awards as a liability and the value is adjusted to the current share price of common stock of the Company at each reporting period.  As of August 31, 2012, the Company had 1,420,608 equivalent shares in awards outstanding.   The Company expects 1,248,280 equivalent shares to vest based upon the probable achievement of the performance goals and objectives.

Stock Purchase Plan Almost all U.S. resident employees with one year of service at the beginning of each calendar year may participate in the Company’s employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors establishes the purchase discount from the market price. The discount was 15% for the years ended August 31, 2012, 2011 and 2010. Yearly activity of the stock purchase plan is as follows:

	2012	2011	2010
Shares subscribed	299,210	339,620	526,890
Price per share	$11.85	$14.34	$13.63
Shares purchased	198,300	357,180	980,940
Price per share	$11.76	$13.63	$7.94
Shares available for future issuance	4,342,704
NOTE 15. CAPITAL STOCK
Treasury Stock CMC did not purchase any shares during the year ended August 31, 2012 and had remaining authorization to purchase 8,259,647 shares of its common stock at August 31, 2012.
Preferred Stock Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series have such rights and preferences as may be fixed by CMC's Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.
Stockholder Rights Plan On July 30, 2011, CMC's Board of Directors adopted a stockholder rights plan (“Rights Plan”) pursuant to which the Board declared a dividend to stockholders of record as of August 11, 2011, of one Preferred Stock Purchase Right (“Right”) on each outstanding share of CMC common stock. The Rights initially are represented by and trade with shares of CMC common stock. The Rights will not become exercisable or trade separately from shares of CMC common stock unless one or both of the following conditions are met: a public announcement that a person or group has acquired 10% or more of CMC common stock (including in the form of synthetic ownership through derivative positions), or a tender or exchange offer is made for 10% or more of CMC common stock. If either of these conditions is satisfied and the Rights become exercisable, each Right will entitle the holder to buy one one-thousandth of a share of CMC's Series B Junior Participating Preferred Stock at an exercise price of $70. Each such fractional share of Series B Junior Participating Preferred Stock will have economic and voting terms similar to those of one share of common stock. In addition, under certain circumstances, the Rights will entitle the holders to buy shares of CMC common stock or shares of an acquirer's stock at a 50% discount.
The Rights may be redeemed by CMC for $0.001 per Right at any time until the tenth day following the first public announcement of the acquisition of beneficial ownership of 10% of CMC common stock. The Rights Plan exempts any person or group owning 10% or more of CMC common stock as of the announcement of the Rights Plan. However, the Rights also will be exercisable if a person or group that owns 10% or more of CMC common stock as of such announcement acquires any additional shares (including through derivatives, but other than pursuant to a dividend or distribution paid or made by CMC or pursuant to a stock split or reclassification). The Rights Plan expires on August 1, 2014.
NOTE 16. EMPLOYEES’ RETIREMENT PLANS
Substantially all employees in the U.S. are covered by a defined contribution profit sharing and savings plan. This tax qualified plan is maintained and contributions made in accordance with ERISA. The Company also provides certain eligible executives’ benefits pursuant to a nonqualified benefit restoration plan (“BRP Plan”) equal to amounts that would have been available under the tax qualified ERISA plans, but for limitations of ERISA, tax laws and regulations. Company expenses, which are discretionary, for these plans were $13.0 million, $14.1 million and $19.4 million for 2012, 2011 and 2010, respectively.
The deferred compensation liability under the BRP Plan was $77.0 million and $81.2 million at August 31, 2012 and 2011, respectively, and recorded in other long-term liabilities. Though under no obligation to fund the plan, the Company has segregated assets in a trust with a current value at August 31, 2012 and 2011 of $52.9 million and $49.4 million, respectively, recorded in other long-term assets. The net holding gain on these segregated assets was $5.3 million, $6.5 million and $3.2 million for the years ended August 31, 2012, 2011 and 2010, respectively.
A certain number of employees, primarily outside of the U.S., participate in defined benefit plans maintained in accordance with local regulations. Company expenses for these plans were $2.2 million, $3.2 million and $2.4 million for the years ended August 31, 2012, 2011 and 2010, respectively. The Company provides post retirement defined benefits to employees at certain divisions and recognizes the unfunded status of defined benefit plans as a liability with a corresponding reduction to accumulated other comprehensive income, net of taxes. At August 31, 2012 and 2011, the Company’s liability related to the unfunded status of the defined benefit plans was $5.1 million and $8.6 million, respectively.

NOTE 17. COMMITMENTS AND CONTINGENCIES
Minimum lease commitments payable by the Company for noncancelable operating leases for the years ended August 31 are as follows:

(in thousands)	Equipment	Real Estate
2013	$13,973	$22,012
2014	8,856	20,553
2015	5,660	20,072
2016	4,859	14,646
2017	3,536	9,058
Total rental expense was $43.9 million, $45.9 million and $48.9 million in 2012, 2011 and 2010, respectively.
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
Since the filing of the direct purchaser lawsuit, a case has been filed in federal court in the Northern District of Illinois on behalf of a class of indirect purchasers in approximately 28 states naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. That case has in effect been stayed. Another indirect purchaser action was filed in Tennessee state court, again naming the same defendants but contending that the conspiracy continued through 2010. The case has been removed to federal court and plaintiffs have moved to remand. The motion to remand has not yet been decided and no motion practice or discovery has taken place. The Company believes that the lawsuits are without merit and plans to defend them vigorously. Due to the uncertainty and the information available at this time, we cannot reasonably estimate a range of loss relating to these cases.
The Company has received notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state agency that it is considered a potentially responsible party (“PRP”) at several sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At August 31, 2012 and 2011, the Company had $1.0 million and $1.0 million, respectively, accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $9.0 million and $16.3 million, of which $4.9 million and $5.1 million were classified as other long-term liabilities, at August 31, 2012 and 2011, respectively. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

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
Guarantees
In July 2012, the Company entered into a guarantee agreement with a bank in connection with a credit facility granted by the bank to a supplier of the company. The fair value of the guarantee is negligible. As of August 31, 2012, the maximum credit facility with the bank was $4.0 million and the maximum Company exposure was $3.0 million.
NOTE 18. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO CMC
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. The reconciliation of the denominators of the earnings per share calculations is as follows:

	2012	2011	2010
Shares outstanding for basic earnings (loss) per share	115,861,986	114,995,616	113,524,836
Effect of dilutive securities:
Stock-based incentive/purchase plans	921,174	1,115,507	—
Shares outstanding for diluted earnings (loss) per share	116,783,160	116,111,123	113,524,836

For the years ended August 31, 2012 and 2011, SARs with total share commitments of 2.8 million and 2.3 million, respectively, were antidilutive and therefore excluded from the calculation of diluted earnings per share. For the year ended August 31, 2010, no stock options, restricted stock or SARs were included in the calculation of dilutive shares because the Company recorded losses from continuing operations. All stock options and SARs expire by 2019.
The Company’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
NOTE 19. ACCRUED EXPENSES AND OTHER PAYABLES
Significant accrued expenses and other payables were as follows:

	August 31,
(in thousands)	2012	2011
Salaries and incentive compensation	$88,717	$109,797
Advance billings on contracts	65,241	58,774
Taxes other than income taxes	38,024	26,873
Insurance	27,646	26,817
Contract losses	3,784	20,728
NOTE 20. BUSINESS SEGMENTS
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
The Company structures the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States. The Americas Mills segment includes the Company’s domestic steel mills, including the scrap processing facilities that directly support these mills, and the domestic copper tube minimill. The Americas Fabrication segment consists of the Company’s rebar fabrication operations, fence post manufacturing plants and construction-related and other products facilities. The International Mill segment includes the minimill and recycling operations in Poland and fabrication operations in Europe, which have been presented as a separate segment because the economic characteristics of their markets and the regulatory environment in which they operate differ from the Company’s domestic mills and rebar fabrication operations. International Marketing and Distribution includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, the International Marketing and Distribution segment includes the Company’s U.S.-based trading and distribution divisions, CMC Cometals and CMC Cometals Steel. The international distribution operations consist only of physical transactions and not positions taken for speculation. Corporate contains expenses of the Company’s corporate headquarters and interest expense related to its long-term public debt.
The financial information presented for the International Mill segment excludes CMCS and the financial information presented for the Americas Fabrication segment excludes its joist and deck fabrication operations. These operations have been classified as discontinued operations in the consolidated statements of operations. See Note 9, Discontinued Operations, for more information.
The Company uses adjusted operating profit (loss) to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The following is a summary of certain financial information from continuing operations by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
2012
Net sales-unaffiliated customers	$1,418,717	$1,378,716	$1,366,944	$955,730	$2,700,300	$8,033	$—	$7,828,440
Intersegment sales	187,444	777,101	14,694	77,627	27,019	—	(1,083,885)	—
Net sales	1,606,161	2,155,817	1,381,638	1,033,357	2,727,319	8,033	(1,083,885)	7,828,440
Adjusted operating profit (loss)	39,446	233,933	(15,697)	23,044	47,287	(83,035)	(6,251)	238,727
Interest expense*	1,933	13,004	10,809	10,090	6,548	27,112	—	69,496
Capital expenditures**	40,329	39,356	4,389	14,016	3,314	8,197	—	109,601
Depreciation and amortization***	13,260	43,551	22,056	32,306	5,821	20,295	—	137,289
Total assets****	285,136	676,909	629,970	529,160	870,933	961,654	(519,117)	3,434,645
2011
Net sales-unaffiliated customers	$1,692,824	$1,308,055	$1,208,823	$1,043,267	$2,603,494	$6,882	$—	$7,863,345
Intersegment sales	136,713	728,270	16,899	2,966	47,405	—	(932,253)	—
Net sales	1,829,537	2,036,325	1,225,722	1,046,233	2,650,899	6,882	(932,253)	7,863,345
Adjusted operating profit (loss)	43,059	161,731	(129,141)	47,594	76,337	(84,729)	(1,275)	113,576
Interest expense*	246	12,901	9,717	18,251	2,173	26,533	—	69,821
Capital expenditures**	7,666	25,657	2,029	14,278	2,873	7,896	—	60,399
Depreciation and amortization***	12,860	52,048	48,299	36,528	4,600	23,916	—	178,251
Total assets****	278,120	650,920	590,278	643,748	990,111	1,505,672	(1,079,649)	3,579,200
2010
Net sales-unaffiliated customers	$1,211,815	$869,014	$1,131,928	$621,230	$2,439,018	$3,923	$—	$6,276,928
Intersegment sales	104,615	609,412	8,349	77,834	24,396	326	(824,932)	—
Net sales	1,316,430	1,478,426	1,140,277	699,064	2,463,414	4,249	(824,932)	6,276,928
Adjusted operating profit (loss)	11,416	37,251	(107,800)	(31,594)	74,689	(70,678)	3,460	(83,256)
Interest expense*	109	12,113	9,076	10,098	3,273	39,512	—	74,181
Capital expenditures**	5,430	32,244	2,948	39,376	7,118	6,913	—	94,029
Depreciation and amortization***	15,802	55,315	42,777	27,889	5,021	18,512	—	165,316
Total assets****	228,781	622,358	622,608	546,356	732,900	1,083,744	(325,722)	3,511,025

* Includes intercompany interest expense (income) in the segments and is all eliminated within Corporate.
** Excludes capital expenditures from discontinued operations of $4.3 million at August 31, 2012, $12.8 million at August 31,
2011, and $33.1 million at August 31, 2010.
*** Includes asset impairment charges.
**** Excludes total assets from discontinued operations of $6.6 million at August 31, 2012, $103.9 million at August 31, 2011 and
$195.1 million at August 31, 2010.

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings (loss) from continuing operations attributable to CMC:

	Year Ended August 31,
(in thousands)	2012	2011	2010
Earnings (loss) from continuing operations	$208,983	$19,278	$(99,447)
Income taxes (benefit)	(46,190)	19,328	(61,942)
Interest expense	69,496	69,821	74,181
Discounts on sales of accounts receivable	6,438	5,149	3,952
Adjusted operating profit (loss) from continuing operations	$238,727	$113,576	$(83,256)
Adjusted operating loss from discontinued operations	(8,675)	(150,678)	(101,645)
Adjusted operating profit (loss)	$230,052	$(37,102)	$(184,901)

The following represents the Company’s external net sales from continuing operations by major product and geographic area:

	Year Ended August 31,
(in thousands)	2012	2011	2010
Major product information:
Steel products	$4,700,854	$4,414,105	$3,622,429
Industrial materials	1,147,386	1,134,819	913,019
Nonferrous scrap	765,349	997,771	702,467
Ferrous scrap	763,772	805,067	561,119
Construction materials	177,827	217,741	220,993
Nonferrous products	171,861	196,641	178,844
Other	101,391	97,201	78,057
Net sales	$7,828,440	$7,863,345	$6,276,928

	Year Ended August 31,
(in thousands)	2012	2011	2010
Geographic area:
United States	$4,674,704	$4,362,629	$3,215,337
Europe	1,313,611	1,581,688	1,268,658
Asia	1,018,675	1,131,332	1,058,842
Australia/New Zealand	617,919	564,084	531,595
Other	203,531	223,612	202,496
Net sales	$7,828,440	$7,863,345	$6,276,928

The following table represents long-lived assets by geographic area:

	Year Ended August 31,
(in thousands)	2012	2011	2010
United States	$907,009	$944,851	$1,062,080
Europe	250,392	364,207	443,986
Australia/New Zealand	36,097	38,973	16,725
Other	7,917	8,847	8,156
Total long-lived assets	$1,201,415	$1,356,878	$1,530,947

NOTE 21. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for fiscal 2012 and 2011 are as follows (in thousands except per share data):

	Three Months Ended 2012
	Nov. 30	Feb. 29	May 31	Aug. 31
Net sales*	$1,986,820	$1,956,744	$2,006,729	$1,878,147
Gross profit*	172,536	182,778	184,209	179,979
Net earnings attributable to CMC	107,734	28,853	40,682	30,215
Basic EPS attributable to CMC	0.93	0.25	0.35	0.26
Diluted EPS attributable to CMC	0.93	0.25	0.35	0.26

	Three Months Ended 2011
	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales*	$1,775,092	$1,781,650	$2,062,683	$2,243,920
Gross profit*	160,217	88,603	218,563	182,288
Net earnings (loss) attributable to CMC	651	(46,162)	36,165	(120,271)
Basic EPS (loss) attributable to CMC	0.01	(0.40)	0.31	(1.04)
Diluted EPS (loss) attributable to CMC	0.01	(0.40)	0.31	(1.04)
_________________________
*Excludes divisions classified as discontinued operations. See Note 9, Discontinued Operations.
NOTE 22. RELATED PARTY TRANSACTIONS
One of the Company’s international subsidiaries had a marketing and distribution agreement with a key supplier of which the Company owns an 11% interest. This marketing and distribution agreement expired during the second quarter of 2011. The Company owned a 50% interest in two joint ventures related to this agreement. During 2011, the Company sold both joint ventures for approximately $8.3 million, resulting in a minimal gain. As a result, there were no related party transactions during the year ended August 31, 2012. During the years ended August 31, 2011 and 2010, net sales to this related party were $135.3 million and $329.4 million, respectively, and total purchases were $150.9 million and $352.8 million, respectively.
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
(b) Management’s Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2012, our internal control over financial reporting was effective. Our Management’s Report on Internal Control Over Financial Reporting, as of August 31, 2012, can be found on page 39 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting can be found on page 40 of this Form 10-K, each of which is incorporated by reference into this Item 9A.
(c) Changes in Internal Control Over Financial Reporting. No change to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for our 2013 annual meeting of stockholders (such proxy statement, the “2013 Proxy Statement”). Such information will be included in the 2013 Proxy Statement under the captions “Election of Directors,” “Section 16 Beneficial Ownership Reporting Compliance” and “Additional Information Relating to Corporate Governance and the Board of Directors—Audit Committee.”

			EXECUTIVE
NAME	CURRENT TITLE & POSITION	AGE	OFFICER SINCE
James B. Alleman	Senior Vice President of Human Resources and Organizational Development	58	2006
Joseph Alvarado	President and Chief Executive Officer	60	2010
Ann J. Bruder	Senior Vice President of Law, Government Affairs and Global Compliance; General Counsel and Corporate Secretary	47	2009
Carey J. Dubois	Vice President and Treasurer	52	2012
John Elmore	Senior Vice President and President of CMC International	54	2012
Ludovit Gajdos	President of CMC Europe	44	2005
Adam R. Hickey	Vice President and Controller	37	2012
Tracy L. Porter	Senior Vice President and President, CMC Americas Division	55	2010
Barbara R. Smith	Senior Vice President and Chief Financial Officer	53	2011
Our Board of Directors usually elects officers at its first meeting after our annual stockholders meeting. Our executive officers continue to serve for terms set from time to time by our Board of Directors in its discretion.
Joseph Alvarado was hired by the Company in April 2010, as Executive Vice President and Chief Operating Officer. From 2004 to 2007, Mr. Alvarado was employed as President and Chief Operating Officer at Lone Star Technologies, Inc., a Dallas, Texas-based company and manufacturer and marketer of alloy and carbon welded oil country tubular goods and line pipe. In 2007, U.S. Steel, a steel producer, acquired Lone Star Technologies, Inc. and named him President, U.S. Steel Tubular Products, and he continued to serve in that capacity until he joined the Company. After joining the Company in 2010, he was named President and Chief Operating Officer on April 6, 2011, and in June, 2011, he was appointed President and Chief Executive Officer effective September 1, 2011. He was appointed to our Board of Directors on September 1, 2011.
James B. Alleman joined the Company in 2006 as Vice President of Human Resources and, in 2010, Mr. Alleman was appointed Senior Vice President of Human Resources and Organizational Development.
Ann J. Bruder joined the Company in September 2007 as Deputy General Counsel and served in that capacity until September 2009, when she was appointed Senior Vice President of Law, Government Affairs and Global Compliance, General Counsel and Corporate Secretary.
Carey J. Dubois was hired by the Company in January 2012 as Vice President and Treasurer. Prior to his appointment at the Company, Mr. Dubois served as Vice President and Treasurer for Peabody Energy Corporation, which he joined after he was employed by Smithfield Foods, Inc. where he served most recently as Vice President, Finance, and in other key financial roles, from 2005.
In July 2012, John Elmore joined the Company as Senior Vice President and President of CMC International. Prior to joining the Company, Mr. Elmore was Group Director of Jindal Steel and Power based in New Delhi, a leading transitional player in the steel, power, mining, oil and gas and infrastructure sectors straddling across Asia, Africa, South America and Georgia from November 2009. Previously, he was President and Chief Executive Officer of Minnesota Steel Industries in Minneapolis from March 2005 to December 2007.
Ludovit Gajdos joined the Company in 2003 and was named President of CMC Zawiercie S.A., Poland in 2005. In 2008,

Mr. Gajdos was promoted to the position of President of CMC Europe.
Adam R. Hickey was appointed Vice President and Controller of the Company in April 2012. Mr. Hickey joined the Company in February 2004 as a Senior Accountant. Since 2006, Mr. Hickey has held various positions within the Company, including Manager of Cost & Planning, Assistant Controller and Controller of CMC Americas Division.
In July 2010, Tracy L. Porter was appointed Senior Vice President of the Company and President of CMC Americas Division. Prior to such appointment and since April 2010, Mr. Porter served as Vice President of the Company and President of CMC Americas Division. Prior to that, and for nineteen years, Mr. Porter has held various positions within the Company, including General Manager of CMC Steel Arkansas at Magnolia, Arkansas, head of the Company's Rebar Fabrication Division, and Interim President of CMC Americas Division.
Barbara R. Smith joined the Company in May 2011 as Senior Vice President and Chief Financial Officer. From July 2007 until she joined the Company, Ms. Smith served as Vice President and Chief Financial Officer of Gerdau Ameristeel Corporation, a mini-mill steel producer.
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
ITEM 11. EXECUTIVE COMPENSATION
Information required in response to this Item 11 is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for the 2013 annual meeting of stockholders. We will file our definitive proxy statement no later than 120 days after the close of our fiscal year. Such information will be included under the caption “Executive Compensation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this Item 12 is incorporated by reference into this Annual Report on Form 10-K from the 2013 Proxy Statement. Such information will be included under the caption “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
To the extent applicable, information required in response to this Item 13 is incorporated by reference into this Annual Report on Form 10-K from the 2013 Proxy Statement. Such information will be included under the caption “Certain Relationships and Related Transactions.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this Item 14 is incorporated by reference into this Annual Report on Form 10-K from the 2013 Proxy Statement. Such information will be included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1. All financial statements are included in Item 8 above.
2. Financial statement schedule: The following financial statement schedule is attached to this report.
Schedule II — Valuation and Qualifying Accounts and Reserves
All other financial statement schedules have been omitted because they are not applicable, they are not required or the required information is shown in the financial statements or notes thereto.
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

EXHIBIT
NO.	DESCRIPTION
10(ii)(d)
First Amendment to Second Amended and Restated Credit Agreement dated February 26, 2010, by and among Commercial Metals Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders from time to time party thereto, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo HSBC Trade Bank, as Co-Syndication Agents, and Banc of America Securities LLC, BNP Paribas Securities Corp., The Bank of Tokyo-MitsubishiUFJ, Ltd., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 1, 2010 and incorporated herein by reference).

10(ii)(e)
Third Amended and Restated Credit Agreement, dated December 27, 2011, by and among Commercial Metals Company, CMCLUX, S.à r.l., Bank of America, N.A., Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, Goldman Sachs Bank USA, PNC Bank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and RBS Securities Inc. (filed as Exhibit 10.1 to Commercial Metals' Form 8-K filed January 3, 2012 and incorporated herein by reference).

10(ii)(f)
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

10(ii)(h)
Performance Undertaking executed by Commercial Metals Company in favor of CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed as Exhibit 10.5 to Commercial Metals’ Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(i)
Amendment No. 1 to Receivables Purchase Agreement, dated December 28, 2011, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., The Bank of Nova Scotia and Liberty Street Funding LLC (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed January 3, 2012 and incorporated herein by reference).

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

EXHIBIT
NO.	DESCRIPTION
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

10(iii)(t)*	Form of Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10 (iii)(x) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(u)*	Form of Restricted Stock Unit Agreement (filed as Exhibit 10 (iii)(y) to Commercial Metals’ Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(iii)(v)*	Form of Long-Term Cash and Equity Award Agreement (filed as Exhibit 10.1 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2011 and incorporated herein by reference).

10(iii)(w)*	Form of Long-Term Equity Award Agreement (filed as Exhibit 10.2 to Commercial Metals’ Form 10-Q for the quarter ended February 28, 2011 and incorporated herein by reference).

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

10(iii)(dd)*
Third Amendment, dated September 1, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10(iii)(dd) to Commercial Metals’ Form 10-K for the year ended August 31, 2011 and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23
Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated October 30, 2012, accompanying the consolidated financial statements and financial statement schedule of Commercial Metals Company and subsidiaries for the year ended August 31, 2012, into previously filed Registration Statements No. 333-164603, No. 333-164604, No. 333-141663, No. 333-141662, No. 333-90726, No. 333-90724, No. 033-61075, No. 333-27967, and No. 333-42648 on Form S-8 and Registration Statements No. 333-144500 on Form S-3 (filed herewith).

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
32(a)
Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32(b)
Certification of Barbara R. Smith, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101***
The following financial information from Commercial Metals Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

*    Denotes management contract or compensatory plan.
**    Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.
***    In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form
10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions			Deductions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Year ended August 31, 2012
Allowance for doubtful accounts	$16,095	2,017	(3,423)	(1)	(4,480)	(729)	(2)	$9,480
Year ended August 31, 2011
Allowance for doubtful accounts	$29,721	4,037	2,756	(1)	(3,727)	(16,692)	(2)	$16,095
Year ended August 31, 2010
Allowance for doubtful accounts	$42,134	3,058	1,802	(1)	(5,640)	(11,633)	(3)	$29,721

(1)	Recoveries and translation adjustments.

(2)
Uncollectable accounts charged to the allowance. For the years ended August 31, 2012 and 2011, $(5,864) and $12,238 were reclassified to the fair value of the deferred purchase price under our sale of receivables program, respectively.

(3)	Uncollectable accounts charged to the allowance.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Joseph Alvarado
Joseph Alvarado
President and Chief Executive Officer Date: October 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph Alvarado	/s/ Sarah E. Raiss

Joseph Alvarado, October 30, 2012	Sarah E. Raiss, October 30, 2012
President, Chief Executive Officer and Director	Director

/s/ Anthony A. Massaro	/s/ J. David Smith

Anthony A. Massaro, October 30, 2012	J. David Smith, October 30, 2012
Chairman of the Board of Directors	Director

/s/ Harold L. Adams	/s/ Joseph C. Winkler

Harold L. Adams, October 30, 2012	Joseph C. Winkler, October 30, 2012
Director	Director

/s/ Rhys J. Best	/s/ Robert R. Womack

Rhys J. Best, October 30, 2012	Robert R. Womack, October 30, 2012
Director	Director

/s/ Robert L. Guido	/s/ Barbara R. Smith

Robert L. Guido, October 30, 2012	Barbara R. Smith, October 30, 2012
Director	Senior Vice President and Chief Financial Officer

/s/ Richard B. Kelson	/s/ Adam R. Hickey

Richard B. Kelson, October 30, 2012	Adam R. Hickey, October 30, 2012
Director	Vice President and Controller

/s/ Rick J. Mills

Rick J. Mills, October 30, 2012
Director

INDEX TO EXHIBITS

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

EXHIBIT
NO.	DESCRIPTION
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

EXHIBIT
NO.	DESCRIPTION
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

10(ii)(d)
First Amendment to Second Amended and Restated Credit Agreement dated February 26, 2010, by and among Commercial Metals Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders from time to time party thereto, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo HSBC Trade Bank, as Co-Syndication Agents, and Banc of America Securities LLC, BNP Paribas Securities Corp., The Bank of Tokyo-MitsubishiUFJ, Ltd., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Commercial Metals’ Form 8-K filed March 1, 2010 and incorporated herein by reference).

10(ii)(e)
Third Amended and Restated Credit Agreement, dated December 27, 2011, by and among Commercial Metals Company, CMCLUX, S.à r.l., Bank of America, N.A., Wells Fargo Bank, National Association, The Royal Bank of Scotland plc, Goldman Sachs Bank USA, PNC Bank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and RBS Securities Inc. (filed as Exhibit 10.1 to Commercial Metals' Form 8-K filed January 3, 2012 and incorporated herein by reference).

10(ii)(f)
Receivables Sale Agreement, by and between Commercial Metals Company and several of its subsidiaries and CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed as Exhibit 10.3 to Commercial Metals’ Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(ii)(g)
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

10(ii)(h)
Performance Undertaking executed by Commercial Metals Company in favor of CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed as Exhibit 10.5 to Commercial Metals’ Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(i)
Amendment No. 1 to Receivables Purchase Agreement, dated December 28, 2011, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., The Bank of Nova Scotia and Liberty Street Funding LLC (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed January 3, 2012 and incorporated herein by reference).

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

10(iii)(j)*	Commercial Metals Company 2006 Cash Incentive Plan (filed as Exhibit 10(iii)(c) to Commercial Metals’ Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
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

10(iii)(dd)*
Third Amendment, dated September 1, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10(iii)(dd) to Commercial Metals’ Form 10-K for the year ended August 31, 2011 and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23
Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated October 30, 2012, accompanying the consolidated financial statements and financial statement schedule of Commercial Metals Company and subsidiaries for the year ended August 31, 2012, into previously filed Registration Statements No. 333-164603, No. 333-164604, No. 333-141663, No. 333-141662, No. 333-90726, No. 333-90724, No. 033-61075, No. 333-27967, and No. 333-42648 on Form S-8 and Registration Statements No. 333-144500 on Form S-3 (filed herewith).

31(a)	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)
Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32(b)
Certification of Barbara R. Smith, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101***
The following financial information from Commercial Metals Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

*    Denotes management contract or compensatory plan.
**    Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.
***    In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form
10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.