Form 10-Q
period 2012-11-30
COMMERCIAL METALS CO
filed 2013-01-09
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of January 8, 2013 was 116,509,667.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended November 30,
(in thousands, except share data)	2012	2011
Net sales	$1,789,226	$1,986,820
Costs and expenses:
Cost of goods sold	1,600,327	1,814,284
Selling, general and administrative expenses	99,893	126,521
Interest expense	17,024	16,297
	1,717,244	1,957,102
Earnings from continuing operations before taxes	71,982	29,718
Income taxes (benefit)	22,515	(95,327)
Earnings from continuing operations	49,467	125,045

Earnings (loss) from discontinued operations before taxes	388	(27,003)
Income taxes (benefit)	136	(9,694)
Earnings (loss) from discontinued operations	252	(17,309)

Net earnings	49,719	107,736
Less net earnings attributable to noncontrolling interests	2	2
Net earnings attributable to CMC	$49,717	$107,734

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.43	$1.08
Earnings (loss) from discontinued operations	—	(0.15)
Net earnings	$0.43	$0.93

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.42	$1.07
Earnings (loss) from discontinued operations	—	(0.14)
Net earnings	$0.42	$0.93

Cash dividends per share	$0.12	$0.12
Average basic shares outstanding	116,336,504	115,530,545
Average diluted shares outstanding	117,093,627	116,449,483
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2012	2011
Net earnings	$49,719	$107,736
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment and other, net of taxes (benefit) of $11,792 and $(40,667)	21,900	(75,525)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of taxes of $88 and $324	317	(1,186)
Less: Reclassification for gain (loss) included in net earnings, net of taxes of $49 and $164	122	(1,133)
Net unrealized gain (loss) on derivatives, net of taxes of $39 and $160	195	(53)
Defined benefit obligation:
Amortization of prior service cost, net of taxes (benefit)	2	—
Adjustment from plan changes, net of taxes (benefit) of $308 and $0	1,315	—
Defined benefit obligation, net of taxes (benefit) of $308 and $0	1,317	—
Other comprehensive income (loss)	23,412	(75,578)
Comprehensive income	$73,131	$32,158
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	November 30, 2012	August 31, 2012
Assets
Current assets:
Cash and cash equivalents	$271,396	$262,422
Accounts receivable (less allowance for doubtful accounts of $9,998 and $9,480)	926,409	958,364
Inventories, net	914,289	807,923
Other	191,831	211,122
Total current assets	2,303,925	2,239,831
Property, plant and equipment:
Land	78,225	79,123
Buildings and improvements	488,316	483,708
Equipment	1,680,191	1,656,328
Construction in process	46,690	41,036
	2,293,422	2,260,195
Less accumulated depreciation and amortization	(1,303,043)	(1,265,891)
	990,379	994,304
Goodwill	77,149	76,897
Other assets	126,116	130,214
Total assets	$3,497,569	$3,441,246
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$414,674	$433,132
Accounts payable-documentary letters of credit	156,204	95,870
Accrued expenses and other payables	312,075	343,337
Notes payable	12,555	24,543
Current maturities of long-term debt	204,066	4,252
Total current liabilities	1,099,574	901,134
Deferred income taxes	19,546	20,271
Other long-term liabilities	116,562	116,261
Long-term debt	953,530	1,157,073
Total liabilities	2,189,212	2,194,739
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 116,448,898 and 116,351,424 shares	1,290	1,290
Additional paid-in capital	366,336	365,778
Accumulated other comprehensive income (loss)	5,276	(18,136)
Retained earnings	1,181,199	1,145,445
Less treasury stock, 12,611,766 and 12,709,240 shares at cost	(245,900)	(248,009)
Stockholders’ equity attributable to CMC	1,308,201	1,246,368
Stockholders’ equity attributable to noncontrolling interests	156	139
Total equity	1,308,357	1,246,507
Total liabilities and stockholders’ equity	$3,497,569	$3,441,246
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2012	2011
Cash flows from (used by) operating activities:
Net earnings	$49,719	$107,736
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	33,751	35,028
Provision for losses on receivables, net	1,153	239
Share-based compensation	4,509	3,881
Amortization of interest rate swaps termination gain	(2,908)	—
Deferred income taxes (benefit)	23,876	(112,237)
Net (gain) loss on sale of cost method investment and other	(26,071)	374
Write-down of inventory	1,063	5,907
Asset impairment	3,028	1,044
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	81,217	94,061
Accounts receivable sold (repurchased), net	(46,614)	47,785
Increase in inventories	(100,139)	(24,786)
Decrease (increase) in other assets	(740)	2,978
Decrease in accounts payable, accrued expenses, other payables and income taxes	(56,228)	(121,167)
Increase (decrease) in other long-term liabilities	113	(2,704)
Net cash flows from (used by) operating activities	(34,271)	38,139

Cash flows from (used by) investing activities:
Capital expenditures	(24,757)	(29,925)
Proceeds from the sale of property, plant and equipment and other	5,956	7,014
Proceeds from the sale of cost method investment	28,995	—
Increase in deposit for letters of credit	—	(865)
Net cash flows from (used by) investing activities	10,194	(23,776)

Cash flows from (used by) financing activities:
Increase in documentary letters of credit	60,217	13,080
Short-term borrowings, net change	(13,045)	44,432
Repayments on long-term debt	(1,284)	(44,584)
Stock issued under incentive and purchase plans, net of forfeitures	(414)	(27)
Cash dividends	(13,963)	(13,863)
Contribution from (purchase of) noncontrolling interests	15	(30)
Net cash flows from (used by) financing activities	31,526	(992)

Effect of exchange rate changes on cash	1,525	(7,658)
Increase in cash and cash equivalents	8,974	5,713
Cash and cash equivalents at beginning of year	262,422	222,390
Cash and cash equivalents at end of period	$271,396	$228,103
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2011	129,060,664	$1,290	$371,616	$59,473	$993,578	(13,526,901)	$(265,532)	$223	$1,160,648
Comprehensive income (loss):
Net earnings					107,734			2	107,736
Other comprehensive loss				(75,578)					(75,578)
Comprehensive income									32,158
Cash dividends					(13,863)				(13,863)
Issuance of stock under incentive and purchase plans, net of forfeitures			(151)			5,085	124		(27)
Share-based compensation			3,275						3,275
Purchase of noncontrolling interests			14					(44)	(30)
Balance, November 30, 2011	129,060,664	$1,290	$374,754	$(16,105)	$1,087,449	(13,521,816)	$(265,408)	$181	$1,182,161

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2012	129,060,664	$1,290	$365,778	$(18,136)	$1,145,445	(12,709,240)	$(248,009)	$139	$1,246,507
Comprehensive income:
Net earnings					49,717			2	49,719
Other comprehensive income				23,412					23,412
Comprehensive income									73,131
Cash dividends					(13,963)				(13,963)
Issuance of stock under incentive and purchase plans, net of forfeitures			(2,523)			97,474	2,109		(414)
Share-based compensation			3,081						3,081
Contribution of noncontrolling interest								15	15
Balance, November 30, 2012	129,060,664	$1,290	$366,336	$5,276	$1,181,199	(12,611,766)	$(245,900)	$156	$1,308,357
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with that used in the Commercial Metals Company's Annual Report on Form 10-K filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (“SEC”) for the year ended August 31, 2012, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets, statements of operations, comprehensive income, cash flows and stockholders' equity for the periods indicated. Certain amounts in fiscal 2012 have been reclassified to conform to the fiscal 2013 presentation. These notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended August 31, 2012. The results of operations for the three month period are not necessarily indicative of the results to be expected for a full year.

Recent accounting pronouncements In the first quarter of 2013, the Company adopted guidance issued by the Financial Accounting Standards Board (FASB) on disclosure requirements for the presentation of comprehensive income. This guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. As a result of the adoption, the Company's financial statements now include a separate consolidated statement of comprehensive income immediately following the consolidated statement of operations.

In the first quarter of 2013, the Company adopted guidance that simplifies how entities test indefinite-lived intangible assets for impairment and improves consistency in impairment testing guidance among long-lived asset categories. The guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with U.S. GAAP. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The adoption of this guidance did not have a material impact on the Company's financial statements.

In December 2011, the FASB issued guidance requiring an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective is to make financial statements that are prepared under U.S. generally accepted accounting principles more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance will be applied on a retrospective basis. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
NOTE 2. SALES OF ACCOUNTS RECEIVABLE

The Company has a domestic sale of accounts receivable program which expires on December 26, 2014. Under the program, the Company periodically contributes, and several of its subsidiaries periodically sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. (“CMCRV”), a wholly-owned subsidiary of the Company. CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. Depending on the Company’s level of financing needs, CMCRV sells the trade accounts receivable in their entirety to two third party financial institutions. The third party financial institutions advance up to a maximum of $200 million for all receivables and the remaining portion due to the Company is deferred until the ultimate collection of the underlying receivables. The Company accounts for sales to the financial institutions as true sales and the cash advances for receivables are removed from the consolidated balance sheets and are reflected as cash provided by operating activities. Additionally, the receivables program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 8, Credit Arrangements.

At November 30, 2012 and August 31, 2012, the Company sold $405.0 million and $406.9 million of receivables, respectively, to the third party financial institutions. The Company did not receive any advance payments at November 30, 2012 and received $10.0 million as advance payments at August 31, 2012. The remaining amounts of $405.0 million and $396.9 million, respectively, are the deferred purchase prices, and are included in trade receivables on the Company's consolidated balance sheets.

In addition to the domestic sale of accounts receivable program described above, the Company’s international subsidiaries in Europe and Australia periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to the Company’s creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $58.5 million and $95.1 million as of November 30, 2012 and August 31, 2012, respectively. The Australian program contains financial covenants in which the subsidiary must meet certain coverage and tangible net worth levels, as defined. At November 30, 2012, the Australian subsidiary was not in compliance with these covenants. The Company provided a guarantee of the Australian subsidiary’s performance resulting in the financial covenants being waived at November 30, 2012.

During the three months ended November 30, 2012 and 2011, proceeds from the domestic and international sales of receivables were $287.0 million and $528.9 million, respectively, and cash payments to the owners of receivables were $333.6 million and $481.1 million, respectively. The Company is responsible for servicing the receivables for a nominal servicing fee. Discounts on domestic and international sales of accounts receivable were $1.2 million and $1.7 million for the three months ended November 30, 2012 and 2011, respectively. These discounts primarily represent the cost of funds and are included in selling, general and administrative expenses in the Company's consolidated statements of operations.
NOTE 3. INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in-first-out ("LIFO") method. LIFO inventory reserves were $238.4 million and $261.8 million at November 30, 2012 and August 31, 2012, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in-first-out ("FIFO") method.

At November 30, 2012 and August 31, 2012, 52% and 55%, respectively, of total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to CMC Zawiercie S.A. (“CMCZ”) and certain marketing and distribution businesses.

The majority of the Company’s inventories are in the form of finished goods with minimal work in process. At November 30, 2012 and August 31, 2012, $101.5 million and $68.0 million, respectively, were in raw materials.
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at August 31, 2012	$7,267	$295	$57,144	$2,685	$9,506	$76,897
Translation	—	—	—	134	118	252
Balance at November 30, 2012	$7,267	$295	$57,144	$2,819	$9,624	$77,149

The total gross carrying amounts of the Company's intangible assets that were subject to amortization were $44.1 million and $44.3 million at November 30, 2012 and August 31, 2012, respectively, and are included in other noncurrent assets. Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets for the three months ended November 30, 2012 and 2011 was $1.2 million and $1.5 million, respectively.
NOTE 5. SEVERANCE

Severance cost recorded by the Company during the three months ended November 30, 2012 was not material. During the three months ended November 30, 2011, the Company recorded severance cost of $19.8 million. The severance cost recorded during the first quarter of 2012 primarily related to the Company’s discontinued operations. See Note 7, Discontinued Operations, for additional details.

NOTE 6. DISPOSITIONS

During the first quarter of fiscal 2013, the Company completed the sale of its 11% ownership interest in Trinecke Zelezarny, a.s., a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million and is included in selling, general and administrative expenses on the consolidated statement of operations. The Trinecke Zelezarny, a.s. investment was included in the International Marketing and Distribution segment. During the first quarter of fiscal 2012, the Company completed the sale of two properties that were previously joist & deck locations.
NOTE 7. DISCONTINUED OPERATIONS

During the first quarter of fiscal 2012, the Company announced its decision to exit the steel pipe manufacturing operations in Croatia (“CMCS”) by closure of the facility and sale of the assets. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, the Company recorded severance cost of $18.0 million and this business has been presented as a discontinued operation for all periods. The Company sold a majority of CMCS' assets during fiscal 2012. The remaining assets were sold during the first quarter of fiscal 2013 for $3.9 million with no impact to the consolidated statement of operations.

As of November 30, 2012, the assets of discontinued operations have been presented as held for sale and are included in other current assets on the consolidated balance sheets. Financial information for discontinued operations was as follows:

(in thousands)	November 30, 2012	August 31, 2012
Current assets	$3,832	$6,601

	Three Months Ended November 30,
(in thousands)	2012	2011
Revenue	$—	$14,144
Earnings (loss) before taxes	388	(27,003)
NOTE 8. CREDIT ARRANGEMENTS

On December 27, 2011, the Company entered into a third amended and restated $300 million revolving credit facility that matures on December 27, 2016. The maximum availability under this facility can be increased to $400 million with the consent of both parties. The program’s capacity, with a sublimit of $50 million for letters of credit, is reduced by outstanding stand-by letters of credit which totaled $30.7 million at November 30, 2012. Under the credit facility, the Company was required to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 3.00 to 1.00 for the twelve month cumulative period ended November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At November 30, 2012, the Company’s interest coverage ratio was 6.12 to 1.00. The agreement also requires the Company to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At November 30, 2012, the Company’s debt to capitalization ratio was 0.49 to 1.00. The agreement provides for interest based on the LIBOR, the Eurodollar rate or Bank of America’s prime rate.

During the third quarter of fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $53 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At November 30, 2012, the unamortized portion was $44.0 million and the amortization of the deferred gain was $2.9 million for the three months ended November 30, 2012.

The Company has uncommitted credit facilities available from domestic and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers’ acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of November 30, 2012	November 30, 2012	August 31, 2012
$200 million notes at 5.625% due November 2013	3.5%	$203,865	$204,873
$400 million notes at 6.50% due July 2017	5.7%	413,748	414,491
$500 million notes at 7.35% due August 2018	6.4%	526,398	527,554
Other, including equipment notes		13,585	14,407
		1,157,596	1,161,325
Less current maturities		204,066	4,252
		$953,530	$1,157,073

Interest on the notes is payable semiannually.

CMCZ has uncommitted credit facilities of $77.6 million with several banks with expiration dates ranging from March 31, 2013 to November 30, 2013. At November 30, 2012, $12.6 million was outstanding under these facilities and is included in notes payable on the Company's consolidated balance sheets. The weighted average interest rate on these facilities was 5.8% at November 30, 2012.

Interest of $0.5 million and $0.4 million was capitalized in the cost of property, plant and equipment constructed for the three months ended November 30, 2012 and 2011, respectively. Interest of $4.6 million and $4.4 million was paid during the three months ended November 30, 2012 and 2011, respectively.
NOTE 9. DERIVATIVES AND RISK MANAGEMENT

The Company’s worldwide operations and product lines expose it to risks from fluctuations in metals commodity prices, foreign currency exchange rates, natural gas prices and interest rates. One objective of the Company’s risk management program is to mitigate these risks using derivative instruments. The Company enters into metal commodity futures and forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities’ prices, enters into foreign currency forward contracts that match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. When sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to reduce the effects of the volatility of ocean freight rates.

At November 30, 2012, the Company's notional value of its foreign currency contract commitments was $233 million.

The following table provides commodity contract commitments as of November 30, 2012:

Commodity	Long/Short	Total
Aluminum	Long	4,675	MT
Aluminum	Short	2,725	MT
Copper	Long	964	MT
Copper	Short	5,602	MT
Natural Gas	Long	40,000	MMBtu

MT = Metric Ton
MMBtu = One million British thermal units

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the consolidated statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three months ended November 30, 2012 and 2011. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company’s derivative instruments and hedged items recognized within the consolidated statements of operations:

		Three Months Ended November 30,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2012	2011
Commodity	Cost of goods sold	$(411)	$3,577
Commodity	SG&A expenses	(588)	—
Foreign exchange	Net sales	(11)	(108)
Foreign exchange	Cost of goods sold	—	(233)
Foreign exchange	SG&A expenses	(36)	(7,159)
Other	Cost of goods sold	15	—
Loss before taxes		$(1,031)	$(3,923)

The Company’s fair value hedges are designated for accounting purposes with gains and losses on the hedged items offsetting the gain or loss on the related derivative transaction. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended November 30,
	Location	2012	2011
Foreign exchange	SG&A expenses	$—	$2,570
Foreign exchange	Cost of goods sold	(229)	—
Interest rate	Interest expense	—	1,205
Gain (loss) before taxes		$(229)	$3,775

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended November 30,
	Location	2012	2011
Foreign exchange	Net sales	$(23)	$—
Foreign exchange	Cost of goods sold	157	—
Foreign exchange	SG&A expenses	—	(2,579)
Interest rate	Interest expense	—	(1,205)
Gain (loss) before taxes		$134	$(3,784)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended November 30,
	2012	2011
Commodity	$14	$(25)
Foreign exchange	303	(1,161)
Gain (loss), net of taxes	$317	$(1,186)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended November 30,
	Location	2012	2011
Commodity	Cost of goods sold	$—	$(13)
Foreign exchange	Net sales	51	(1,157)
Foreign exchange	Cost of goods sold	(41)	—
Foreign exchange	SG&A expenses	10	(64)
Interest rate	Interest expense	102	101
Gain (loss), net of taxes		$122	$(1,133)

The Company’s derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets:

Derivative Assets (in thousands)	November 30, 2012	August 31, 2012
Commodity — designated for hedge accounting	$16	$—
Commodity — not designated for hedge accounting	1,467	407
Foreign exchange — designated for hedge accounting	114	670
Foreign exchange — not designated for hedge accounting	455	798
Derivative assets (other current assets and other assets)*	$2,052	$1,875

Derivative Liabilities (in thousands)	November 30, 2012	August 31, 2012
Commodity — designated for hedge accounting	$—	$2
Commodity — not designated for hedge accounting	2,051	993
Foreign exchange — designated for hedge accounting	390	1,272
Foreign exchange — not designated for hedge accounting	413	1,248
Other — not designated for hedge accounting	13	32
Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$2,867	$3,547
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of November 30, 2012, all of the Company’s derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

All of the instruments are highly liquid, and not entered into for trading purposes.
NOTE 10. FAIR VALUE

The Company has established a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. When available, the Company uses unadjusted quoted market prices in active markets to measure the fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use current market-based or independently sourced market parameters. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Fair value of nonqualified benefit plan liabilities in Level 2 is measured based on investments selections from plan participants. The following tables summarize information regarding the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	November 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market investments	$192,417	$192,417	$—	$—
Derivative assets	2,052	1,467	585	—
Nonqualified benefit plan assets *	54,208	54,208	—	—
Derivative liabilities	2,867	2,051	816	—
Nonqualified benefit plan liabilities *	75,561	—	75,561	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market investments	$172,462	$172,462	$—	$—
Derivative assets	1,875	407	1,468	—
Nonqualified benefit plan assets *	52,929	52,929	—	—
Derivative liabilities	3,547	993	2,554	—
Nonqualified benefit plan liabilities *	76,952	—	76,952	—
 _________________

*
The Company provides a nonqualified benefit restoration plan to certain eligible executives equal to amounts that would have been available under tax qualified Employee Retirement Income Security Act ("ERISA") plans but for limitations of ERISA, tax laws and regulations. Though under no obligation to fund this plan, the Company has segregated assets in a trust. The plan assets and liabilities consist of securities included in various mutual funds.

Fair value of property, plant and equipment held for sale (Level 3) was $3.8 million based on appraised values less costs to sell at November 30, 2012. CMC does not have other assets or intangible assets measured at fair value on a non-recurring basis at November 30, 2012. Impairment charges for property, plant and equipment were $3.0 million for the three months ended November 30, 2012.

The Company’s long-term debt (Level 2) is predominantly publicly held. The fair value was approximately $1.23 billion at November 30, 2012 and $1.22 billion at August 31, 2012. Fair value was determined by indicated market values.
NOTE 11. INCOME TAX

The Company's effective income tax rate from continuing operations for the three months ended November 30, 2012 and 2011 was 31.3% and (320.7)%, respectively. The Company’s effective tax rate from discontinued operations for the three months ended November 30, 2012 and 2011 was 35.0% and 35.9%, respectively.

During the three months ended November 30, 2011, the Company recognized a tax loss in the amount of $291 million related to its investment in its Croatian subsidiary. As a result, a tax benefit of $102.1 million was recorded from this loss in continuing operations in the first quarter of 2012. The Company will report and disclose the investment loss on its U.S. tax return as ordinary worthless stock and bad debt deductions. This tax benefit was the primary reason for the variance from the statutory tax rate of 35%.

The Company made net payments of $0.3 million and $12.5 million for income taxes during the three months ended November 30, 2012 and 2011, respectively.

The reserve for unrecognized tax benefits related to the accounting for uncertainty in income taxes was $27.4 million and $10.0 million, respectively, exclusive of interest and penalties, as of November 30, 2012 and 2011.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as tax expense and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three months ended November 30, 2012, before any tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized tax benefits.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized tax benefits may decrease by approximately $10.6 million, which would reduce the provision for taxes on earnings by an immaterial amount.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

US Federal — 2008 and forward
US States — 2008 and forward
Foreign — 2005 and forward

The Company is currently under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of November 30, 2012 sufficiently reflect the anticipated outcome of these examinations.
NOTE 12. SHARE-BASED COMPENSATION PLANS

The Company recognizes share-based compensation at fair value in the financial statements. The fair value of each share-based award is estimated at the date of grant using the Black-Scholes pricing model. Total compensation cost is amortized over the requisite service period using either the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting. The Company recognized share-based compensation expense of $4.5 million and $3.9 million as a component of selling, general and administrative expenses for the three months ended November 30, 2012 and 2011, respectively. At November 30, 2012, the Company had $37.4 million of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over three years.

As of November 30, 2012, the Company had 2,116,730 shares available for future grants.

Combined information for shares subject to options and stock appreciation rights ("SARs"), excluding the cash component was as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at September 1, 2012	2,930,492	$24.81
Granted	175,298	14.12
Forfeited/Expired	(34,602)	25.94
Outstanding at November 30, 2012	3,071,188	$24.19	3.3	1,814,963
Exercisable at November 30, 2012	2,076,475	$29.86	1.9	266,884

Information for restricted stock units ("RSUs") and performance stock units ("PSUs") (excluding the cash components), for the three months ended November 30, 2012 was as follows:

	Number	Weighted Average Grant-Date Fair Value
Outstanding at September 1, 2012	1,683,572	$13.16
Granted	1,312,916	12.99
Vested	(129,618)	10.28
Forfeited	(17,591)	13.84
Outstanding at November 30, 2012	2,849,279	$13.21

During the first quarter of 2013, the Compensation Committee (the “Committee”) of CMC's Board of Directors approved a grant of RSUs, SARs and PSUs to employees. The PSUs will vest upon the achievement of certain target levels of the performance goals and objectives of the Company over the performance period of approximately three years. The actual number of PSUs granted will be based on the level of achievement. Upon achievement of any of the performance goals, a portion of the awards will be settled with shares of the Company's common stock. The RSUs and SARs vest over a three year period and will be settled with shares of CMC's common stock.

Share-Based Liability Awards During the first quarter of 2013, the Company granted 204,069 equivalent shares of cash-settled RSUs, SARs and PSUs. The PSUs vest upon the achievement of performance goals and objectives of the Company over the performance period. The RSUs and SARs vest over a three year period. The Company has accounted for these cash-settled awards as a liability and the value is adjusted to the current share price of CMC's common stock at each reporting period. As of November 30, 2012, the Company had 1,503,960 equivalent shares in awards outstanding. The Company expects 1,327,463 equivalent shares to vest.
NOTE 13. EARNINGS PER SHARE ATTRIBUTABLE TO CMC

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. The reconciliation of the denominators of the earnings per share calculations is as follows:

	Three Months Ended November 30,
	2012	2011
Shares outstanding for basic earnings per share	116,336,504	115,530,545
Effect of dilutive securities:
Stock-based incentive/purchase plans	757,123	918,938
Shares outstanding for diluted earnings per share	117,093,627	116,449,483

For the three months ended November 30, 2012 and 2011, SARs with total share commitments of 2.9 million and 2.7 million, respectively, were antidilutive and therefore were excluded from the calculation of diluted earnings per share. All stock options and SARs expire by 2022.
CMC’s restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
The Company did not purchase any shares during the first quarter of 2013 and had remaining authorization to purchase 8,259,647 shares of its common stock at November 30, 2012.
NOTE 14. COMMITMENTS AND CONTINGENCIES
In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and government investigations, including environmental matters. See Note 17, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended August 31, 2012.
On September 18, 2008, the Company was served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including CMC. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and September 2008, seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest. Document discovery has taken place but motions for class certification are not yet pending nor have any depositions been taken. The Company believes the case is without merit and intends to defend it vigorously.
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

Guarantees During the fourth quarter of 2012, the Company entered into a guarantee agreement with a bank in connection with a credit facility granted by the bank to a supplier of the company. The fair value of the guarantee is negligible. As of November 30, 2012, the maximum credit facility with the bank was $4.0 million and the Company's maximum exposure was $4.0 million.

NOTE 15. BUSINESS SEGMENTS

The Company's reporting segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise. The reporting segments are the Company's operating segments except for the Americas Mills reporting segment which includes the domestic steel mills operating segment and the domestic copper tube minimill operating segment. The domestic copper tube minimill is aggregated with the domestic steel mills because of similar economic characteristics, products, production processes, customers and distribution methods.

The Company structures its business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States. The Americas Mills segment includes the Company’s domestic steel mills, including the scrap processing facilities that directly support these mills, and the domestic copper tube minimill. The Americas Fabrication segment consists of the Company’s rebar fabrication operations, fence post manufacturing plants and construction-related and other products facilities. The International Mill segment includes the minimill, recycling and fabrication operations in Poland. International Marketing and Distribution includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, the International Marketing and Distribution segment includes the Company’s U.S.-based trading and distribution divisions, CMC Cometals and CMC Cometals Steel. Corporate contains expenses of the Company’s corporate headquarters and interest expense related to its long-term public debt.

The financial information presented for the International Mill segment excludes CMCS operations. These operations have been classified as discontinued operations in the consolidated statements of operations. See Note 7, Discontinued Operations, for more information.

The Company uses adjusted operating profit (loss) to measure segment performance. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended August 31, 2012.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended November 30, 2012
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$307,471	$306,816	$352,747	$215,858	$603,535	$2,799	$—	$1,789,226
Intersegment sales	44,490	189,633	3,845	6,209	5,053	—	(249,230)	—
Net sales	351,961	496,449	356,592	222,067	608,588	2,799	(249,230)	1,789,226
Adjusted operating profit (loss)	4,494	52,522	10,192	876	40,161	(17,370)	(660)	90,215
Total assets*	277,756	660,400	623,055	536,787	894,807	1,028,927	(527,995)	3,493,737

	Three Months Ended November 30, 2011
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$373,393	$344,566	$315,517	$252,921	$700,363	$60	$—	$1,986,820
Intersegment sales	41,412	180,930	4,251	43,260	9,708	—	(279,561)	—
Net sales	414,805	525,496	319,768	296,181	710,071	60	(279,561)	1,986,820
Adjusted operating profit (loss)	20,816	57,931	(7,380)	9,822	(4,101)	(23,268)	(6,145)	47,675
Total assets at August 31, 2012*	285,136	676,909	629,970	529,160	870,933	961,654	(519,117)	3,434,645

* Excludes total assets from discontinued operations of $3.8 million at November 30, 2012 and $6.6 million at August 31, 2012.

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings from continuing operations:

	Three Months Ended November 30,
(in thousands)	2012	2011
Earnings from continuing operations	$49,467	$125,045
Income taxes (benefit)	22,515	(95,327)
Interest expense	17,024	16,297
Discounts on sales of accounts receivable	1,209	1,660
Adjusted operating profit from continuing operations	90,215	47,675
Adjusted operating profit (loss) from discontinued operations	388	(26,552)
Adjusted operating profit	$90,603	$21,123

The following represents the Company’s external net sales from continuing operations by major product and geographic area:

	Three Months Ended November 30,
(in thousands)	2012	2011
Major product information:
Steel products	$1,104,597	$1,155,840
Industrial materials	243,431	320,502
Nonferrous scrap	181,333	194,298
Ferrous scrap	151,017	207,346
Construction materials	48,148	44,494
Nonferrous products	39,122	40,113
Other	21,578	24,227
Net sales	$1,789,226	$1,986,820

	Three Months Ended November 30,
(in thousands)	2012	2011
Geographic area:
United States	$1,022,105	$1,153,779
Europe	285,042	352,188
Asia	310,029	281,042
Australia	153,656	147,563
Other	18,394	52,248
Net sales	$1,789,226	$1,986,820
NOTE 16. SUBSEQUENT EVENTS

On December 6, 2012, the Company amended the stockholder rights plan (the “Rights Agreement”) dated as of July 30, 2011. As a result of the amendment, the rights to purchase Series B Junior Participating Preferred Stock of the Company (the “Rights”) pursuant to the Rights Agreement expired at 5:00 p.m. (Dallas, Texas time) on December 6, 2012 (the “Final Expiration Date”), and the Rights Agreement effectively terminated as of such time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012. This discussion contains or incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled “Forward-Looking Statements” in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2012. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC for the year ended August 31, 2012.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended November 30,		Increase (Decrease)
(in thousands)	2012	2011	%
Net sales*	$1,789,226	$1,986,820	(10)%
Earnings from continuing operations	49,467	125,045	(60)%
Adjusted EBITDA	126,171	55,533	127%
_______________________________________
* Excludes divisions classified as discontinued operations.

In the table above, we have included a financial statement measure that was not derived in accordance with United States generally accepted accounting principles ("GAAP"). We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP performance measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization as well as impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for Federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our annual and long-term cash incentive performance plans for management and part of a debt compliance test for our revolving credit agreement. Reconciliations from net earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended November 30,		Increase (Decrease)
(in thousands)	2012	2011	%
Earnings from continuing operations	$49,467	$125,045	(60)%
Less net earnings attributable to noncontrolling interests	(2)	(2)	—%
Interest expense	17,024	16,297	4%
Income taxes (benefit) from continuing operations	22,515	(95,327)	124%
Depreciation, amortization and impairment charges	36,779	34,479	7%
Adjusted EBITDA from continuing operations	125,783	80,492	56%
Adjusted EBITDA from discontinued operations	388	(24,959)	102%
Adjusted EBITDA	$126,171	$55,533	127%
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

The following are highlights with respect to our performance during the first quarter of 2013 as compared to the same period of 2012 or could be significant for our future operations:

1.
In our Americas Recycling segment, net sales decreased 15% and adjusted operating profit decreased $16.3 million during the first quarter of 2013 as compared to the prior year's first quarter. The results were primarily due to lower ferrous and nonferrous volumes and pricing and nonferrous margin compression combined with decreased LIFO income of $8.2 million.

2.
In our Americas Mills segment, net sales decreased 6% and adjusted operating profit decreased $5.4 million during the first quarter of 2013 as compared to the prior year's first quarter. The segment's volumes were slightly higher compared to the same quarter in the prior year while margins declined on our higher margin merchant products.

3.
In our Americas Fabrication segment, net sales increased 12% and the segment reported an improvement in adjusted operating profit of $17.6 million during the first quarter of 2013 as compared to the prior year's first quarter. The results were primarily due to stable material pricing and improved backlog margins.

4.
In our International Mill segment, net sales decreased 25% and adjusted operating profit decreased $8.9 million to $0.9 million during the first quarter of 2013 as compared to the prior year's first quarter primarily due to declining volume and margins as market conditions in Euorpe continued to erode.

5.
In our International Marketing and Distribution segment, net sales decreased 14% and adjusted operating profit increased $44.3 million during the first quarter of 2013 as compared to the prior year's first quarter. During the first quarter of 2013, we sold our investment in 11% of the outstanding stock of Trinecke Zelezarny, a.s., a Czech Republic joint-stock company for $29.0 million resulting in a pre-tax gain of $26.1 million in the segment. Additionally, within the segment, the raw materials business experienced a profit recovery compared to the prior year's first quarter, which included charges on long positions the Company held on iron ore purchase contracts. The results were also impacted by an increase of $7.6 million in LIFO income.

6.
During the first quarter of fiscal 2012, we announced the exit of our steel pipe manufacturing operation in Croatia (“CMCS”). The division recorded severance costs of $18.0 million associated with exiting the business during the first quarter of fiscal 2012. The Company sold the majority of CMCS assets in the fourth quarter of 2012. During the first quarter of 2013, the Company sold the remaining assets for $3.9 million.

7.	During the first quarter of fiscal 2012, we recognized a tax benefit of $102.1 million in continuing operations related to ordinary worthless stock and bad debt deductions from our investment in CMCS.
SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 15, Business Segments, to the unaudited consolidated financial statements included in this report.

We use adjusted operating profit (loss) to compare and to evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) before income taxes and financing costs.

The following table shows net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended
(in thousands)	11/30/2012		11/30/2011
Net sales:
Americas Recycling	$351,961		$414,805
Americas Mills	496,449		525,496
Americas Fabrication	356,592		319,768
International Mill	222,067		296,181
International Marketing and Distribution	608,588		710,071
Corporate	2,799		60
Eliminations	(249,230)		(279,561)
	$1,789,226		$1,986,820
Adjusted operating profit (loss):
Americas Recycling	$4,494		$20,816
Americas Mills	52,522		57,931
Americas Fabrication	10,192		(7,380)
International Mill	876		9,822
International Marketing and Distribution	40,161		(4,101)
Corporate	(17,370)		(23,268)
Eliminations	(660)		(6,145)
Adjusted operating profit from Continuing Operations	90,215	90,215	47,675
Discontinued Operations	388		(26,552)
Adjusted operating profit	$90,603		$21,123

LIFO Impact on Adjusted Operating Profit (Loss) LIFO is an inventory costing method that assumes the most recent inventory purchases or goods manufactured are sold first. Therefore, current sales prices are offset against current inventory costs. In periods of rising prices, the LIFO inventory costing method has the effect of eliminating inflationary profits from operations. In periods of declining prices, this method has the effect of eliminating deflationary losses from operations. In either case the goal is to reflect economic profit of current market conditions. The table below reflects LIFO income or (expense) which represents decreases or (increases) in the LIFO inventory reserve.

The International Mill segment exclusively uses the FIFO inventory valuation method and thus is not included in this table:

	Three Months Ended
(in thousands)	11/30/2012	11/30/2011
Americas Recycling	$2,350	$10,567
Americas Mills	5,060	2,583
Americas Fabrication	7,232	9,660
International Marketing and Distribution	8,753	1,109
Consolidated pre-tax LIFO income	$23,395	$23,919

BUSINESS SEGMENT RESULTS

Americas Recycling Adjusted operating profit decreased during the first quarter of 2013 as compared to the prior year's first quarter as lower demand negatively affected ferrous and nonferrous pricing and volumes. LIFO income declined by $8.2 million to $2.4 million in the first quarter of fiscal 2013, from $10.6 million in the prior year's first quarter. Ferrous scrap exports were 5% during the first quarter of both 2013 and 2012. Nonferrous scrap exports were 32% and 35% during the first quarter of 2013 and 2012, respectively.

The following table reflects our Americas Recycling segment’s average selling prices per ton and tons shipped (in thousands):

	Three Months Ended		Decrease
	11/30/2012	11/30/2011	Amount	%
Average ferrous selling price	$322	$351	$(29)	(8)%
Average nonferrous selling price	$2,798	$2,900	$(102)	(4)%
Ferrous tons shipped	503	538	(35)	(7)%
Nonferrous tons shipped	59	60	(1)	(2)%

Americas Mills We include our five domestic steel mills, including the scrap locations which directly support the steel mills, and our copper tube minimill in our Americas Mills segment.

Within the segment, adjusted operating profit for our five domestic steel mills was $51.6 million for the first quarter of 2013 as compared to $58.4 million for the first quarter of 2012. Compared to the prior year's first quarter, increased conversion costs offset improvements in both shipping volumes and metal margins. The primary factor contributing to higher costs was an extended outage at our South Carolina melt shop where we installed a new electric arc furnace and related components. We incurred approximately $5.5 million of expenses associated with the outage, which were included in this quarter's results. Additionally, the South Carolina mill melt tonnage decreased by 92 thousand tons during the first quarter of 2013 as compared to the first quarter of 2012. Overall, the segment's volumes were slightly higher compared to the same quarter in the prior year while margins declined on our higher margin merchant products. Our mills ran at 82% utilization in the first quarter of 2013 as compared to 86% in the first quarter of 2012. Shipments included 87 thousand tons of billets in the first quarter of 2013 as compared to 120 thousand tons of billets in the first quarter of 2012.

The table below reflects our domestic steel mills' operating statistics (in thousands) and average prices per short ton:

	Three Months Ended		Increase (Decrease)
	11/30/2012	11/30/2011	Amount	%
Tons melted	572	667	(95)	(14)%
Tons rolled	594	549	45	8%
Tons shipped	666	641	25	4%
Average mill selling price (finished goods)	$687	$736	$(49)	(7)%
Average mill selling price (total sales)	669	707	(38)	(5)%
Average cost of ferrous scrap consumed	339	385	(46)	(12)%
Average metal margin	330	322	8	2%
Average ferrous scrap purchase price	294	344	(50)	(15)%

Our copper tube minimill recorded an adjusted operating profit of $0.9 million during the first quarter of 2013 as compared to an adjusted operating loss of $0.5 million during the first quarter of 2012. The improvement was due to volume and margin improvements offset by a decrease in LIFO income of $1.5 million.

The table below reflects our copper tube minimill’s operating statistics:

	Three Months Ended		Increase
(pounds in millions)	11/30/2012	11/30/2011	Amount	%
Pounds shipped	9.8	9.3	0.5	5%
Pounds produced	8.3	7.8	0.5	6%

Americas Fabrication This segment recorded an adjusted operating profit of $10.2 million for this year's first quarter, marking a significant improvement over the prior year's first quarter adjusted operating loss of $7.4 million. The segment continued to benefit from stable material pricing and improved backlog margins. Results were impacted by a decrease in LIFO income of $2.4 million in the first quarter of 2013 as compared to the first quarter of 2012. The composite average fabrication selling price was $934 per ton during the first quarter of 2013, up from $880 per ton during the first quarter of 2012.

The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended		Increase (Decrease)
Average selling price (excluding stock and buyout sales)	11/30/2012	11/30/2011	Amount	%
Rebar	$899	$834	$65	8%
Structural	2,134	2,243	(109)	(5)%
Post	899	953	(54)	(6)%

	Three Months Ended		Increase
Tons shipped (in thousands)	11/30/2012	11/30/2011	Amount	%
Rebar	225	213	12	6%
Structural	15	13	2	15%
Post	20	19	1	5%

International Mill During the first quarter of 2013, this segment had an adjusted operating profit of $0.9 million as compared to an adjusted operating profit of $9.8 million in the prior year's first quarter. We experienced declining volumes and margins as market conditions in Europe continued to erode. Our mill ran at 80% utilization in the first quarter of 2013 as compared to 94% for the first quarter of 2012. Shipments in the first quarter of 2013 included 15 thousand tons of billets compared to 79 thousand tons of billets in the first quarter of the prior year.

The table below reflects our International Mill’s operating statistics (in thousands) and average prices per short ton:

	Three Months Ended		Increase (Decrease)
	11/30/2012	11/30/2011	Amount	%
Tons melted	393	433	(40)	(9)%
Tons rolled	340	353	(13)	(4)%
Tons shipped	345	378	(33)	(9)%
Average mill selling price (total sales)	$603	$603	$—	—%
Average ferrous scrap production cost	380	375	5	1%
Average metal margin	223	228	(5)	(2)%
Average ferrous scrap purchase price	310	310	—	—%

International Marketing and Distribution During the first quarter of 2013, this segment reported a decrease in sales of 14% and reported an adjusted operating profit of $40.2 million as compared to an adjusted operating loss of $4.1 million in the first quarter of 2012. Included in this segment's results was the $26.1 million pre-tax gain on the November sale of our Trinecke Zelezarny, a.s. investment. Additionally, within the segment, the raw materials business experienced a profit recovery compared to the prior year's first quarter which included charges on long positions the Company held on iron ore purchase contracts. Overall, this segment continued to lack momentum in terms of volumes and margins as uncertainty continued to exist in most major global markets. The results were also positively impacted by an increase in LIFO income of $7.6 million.

Corporate Our corporate expenses decreased by $5.9 million in the first quarter of 2013 to $17.4 million primarily as a result of our cost containment initiatives.

CONTINUING OPERATIONS DATA

Interest Expense Our interest expense increased by $0.7 million to $17.0 million during the first quarter of 2013 as compared to the first quarter of 2012 primarily from reduced gain on interest rate swap transactions. During the third quarter of 2012, the Company terminated its interest rate swap transactions and received cash proceeds of approximately $53 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches.

Income Taxes Our effective tax rate from continuing operations for the three months ended November 30, 2012 and 2011 was 31.3% and (320.7)%, respectively. The effective tax rate in the prior year's first quarter includes a tax benefit of $102.1 million related to ordinary worthless stock and bad debt deductions associated with the Company's former Croatian subsidiary.

DISCONTINUED OPERATIONS DATA

Adjusted operating profit was $0.4 million in the first quarter of 2013 as compared to an adjusted operating loss of $26.6 million in the first quarter of 2012. During the first quarter of fiscal 2012, we announced our decision to exit the steel pipe manufacturing operations in Croatia (“CMCS”) by closure of the facility and sale of the assets. We determined that the decision to exit this business met the definition of a discontinued operation. As a result, we recorded severance cost of $18.0 million and this business has been presented as a discontinued operation for all periods. We sold a majority of CMCS' assets during fiscal 2012. The remaining assets were sold during the first quarter of fiscal 2013 for $3.9 million with no impact to the consolidated statement of operations.
OUTLOOK

Our second fiscal quarter is normally our weakest period of the year due to holiday slowdowns and winter weather conditions curtailing construction activity. However, there is growing evidence of an emerging recovery in domestic construction end markets, which is encouraging for future quarters. Our customers remain cautious, and stocking levels are low. Within our segments, we expect our Americas Recycling segment to benefit from scrap price improvements, which historically occur during our second fiscal quarter. We believe the scrap price improvements will likely result in near term downstream margin compression in our Americas Mills and Fabrication segments. We believe our International Mill segment will remain challenged by deteriorating conditions in the Euro zone. Further, we expect the International Marketing and Distribution segment to exhibit continued softness until there is more clarity around the economic direction in both domestic and international markets. In response to these near term headwinds, we will take advantage of the holidays and the winter weather conditions to adjust our operating rates and our inventories while retaining full flexibility to respond quickly to any upturn in our markets.
LIQUIDITY AND CAPITAL RESOURCES

See Note 8 - Credit Arrangements, to the unaudited consolidated financial statements for additional information.

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

The table below reflects our sources, facilities and availability of liquidity as of November 30, 2012:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$271,396	$ N/A
Revolving credit facility	300,000	269,292
Domestic receivable sales facility	200,000	200,000
International accounts receivable sales facilities	229,977	171,474
Bank credit facilities — uncommitted	107,604	95,049
Notes due from 2013 to 2018	1,100,000	*
Equipment notes	13,585	*

* We believe we have access to additional financing and refinancing, if needed.

CMCZ has uncommitted credit facilities of PLN 245 million ($77.6 million) with several banks with expiration dates ranging from March 31, 2013 to November 30, 2013. The Company intends to renew the uncommitted credit facilities upon expiration. At November 30, 2012, we had PLN 39.6 million ($12.6 million) outstanding under these facilities.

We have $200 million of 5.625% notes due November 2013, $400 million of 6.50% notes due July 2017 and $500 million of 7.35% notes due August 2018. The Company is considering various alternatives as it relates to the maturity of its $200 million notes due November, 2013. All of these notes require interest only payments until maturity. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or refinance these notes when they mature.

Certain of our financing agreements include various financial covenants. Our revolving credit facility required us to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 3.00 to 1.00 for the twelve month cumulative period ended November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At November 30, 2012, our interest coverage ratio was 6.12 to 1.00. The agreement also requires us to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At November 30, 2012, our debt to capitalization ratio was 0.49 to 1.00. The agreement provides for interest based on the LIBOR, the Eurodollar rate or Bank of America’s prime rate. The program’s capacity, with a sublimit of $50 million for letters of credit, is reduced by outstanding stand-by letters of credit which totaled $30.7 million at November 30, 2012.

Our foreign operations generated approximately 29% of our revenue, and as a result, our foreign operations had approximately $69.7 million cash and cash equivalents at November 30, 2012. Historically, our domestic operations have generated the majority of our cash which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our domestic operations have access to the $300 million revolving credit facility and the $200 million sale of accounts receivable program described below. Although not expected, we would be required to provide for taxes on any repatriated earnings from our foreign operations which would result in a higher effective tax rate.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on current market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate the amount of credit insured receivables (and those covered by export letters of credit) was approximately 58% of total receivables at November 30, 2012.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 2, Sales of Accounts Receivable, to the unaudited consolidated financial statements contained in this report. Our domestic sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our sales of accounts receivable program contains covenants that are consistent with the covenants contained in our revolving credit agreement.

Cash Flows Our cash flows from operating activities result primarily from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in foreign currency exchange rates, commodity prices and natural gas prices. See Note 9, Derivatives and Risk Management, to the unaudited consolidated financial statements contained in this report.

During the first quarter of 2013, we used $34.3 million of net cash flows from operating activities as compared to $38.1 million of net cash flow provided by operating activities during the first quarter of 2012. Significant fluctuations in working capital were as follows:

•
Accounts receivable sold (repurchased) - we reduced the use of our accounts receivable sales program during the first quarter of fiscal 2013 as compared to receivable sales during the first quarter of 2012.

•
Inventory - inventory increased during the first quarter of fiscal 2013 as our sales declined at a faster pace than our purchases and production as compared to prior year's first quarter. Days sales in inventory was 51 days and 45 days for the first quarters ended 2013 and 2012, respectively.

•
Accounts payable/accrued expenses - the year over year change in cash used for accounts payable and accrued expenses is primarily a reflection of our business cycle. The fourth quarter of our 2012 fiscal year exhibited a greater slow down in commercial activity as compared to the same period in fiscal 2011.

During the first quarter of 2013, $10.2 million was provided by investing activities as compared to a usage of $23.8 million during the first quarter of 2012. The fluctuation in cash provided by investing activities was primarily due to the $29.0 million cash proceeds received as a result of the November 2012 sale of our Trinecke investment. Further, in the first quarter of fiscal 2013, we invested $5.2 million less in property, plant and equipment as compared to the first quarter of 2012.

We expect our total capital expenditures for fiscal 2013 to be approximately $160 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

During the first quarter of 2013, $31.5 million was provided by financing activities as compared to utilizing $1.0 million during the first quarter of 2012. The change was primarily due to the increase in outstanding documentary letters of credit of $47.1 million during the first quarter of 2013. The cash flow increase from letters of credit was offset by a decrease in our short-term borrowing as compared to the prior year's first quarter. Our cash dividends remained consistent at approximately $14 million for both periods.

Our contractual obligations for the next twelve months of approximately $1 billion are typically expenditures incurred in connection with normal revenue producing activities. We believe our cash flows from operating activities and debt facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS

The following table represents our contractual obligations as of November 30, 2012 (dollars in thousands):

	Payments Due By Period*
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$1,113,586	$204,065	$6,076	$402,627	$500,818
Notes payable	12,555	12,555	—	—	—
Interest(2)	342,609	74,394	126,198	115,963	26,054
Operating leases(3)	141,471	50,047	51,480	29,536	10,408
Purchase obligations(4)	1,028,526	844,904	136,887	38,074	8,661
Total contractual cash obligations	$2,638,747	$1,185,965	$320,641	$586,200	$545,941

* We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the November 30, 2012 consolidated balance sheet. See Note 8, Credit Arrangements, to the unaudited consolidated financial statements included in this report.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of November 30, 2012.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of November 30, 2012.

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

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2012, we had committed $31.5 million under these arrangements.
OFF BALANCE SHEET ARRANGEMENTS

We did not enter into any new material off-balance sheet arrangements during the first three months of fiscal 2013.
CONTINGENCIES

See Note 14 - Commitments and Contingencies, to the unaudited consolidated financial statements.

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
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Although the Company believes that its expectations are reasonable, it can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, the Company undertakes no obligation to update, amend or clarify any forward-looking statements to reflect events, new information or otherwise. Developments that could impact our expectations include the following:

•	absence of global economic recovery or possible recession relapse;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	continued sovereign debt problems in Greece and other countries within the Euro zone;

•	customer non-compliance with contracts;

•	financial covenants and restrictions on business contained in agreements governing our debt;

•	construction activity or lack thereof;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	execution of cost reduction strategies;

•	ability to retain key executives;

•	court decisions and regulatory rulings;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	availability and pricing of raw materials, including scrap metal, energy, insurance and supply prices;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	the pace of overall economic activity, particularly in China;

•	business disruptions, costs and future events related to any tender offers and proxy contests initiated by an activist shareholder;

•	ability to make necessary capital expenditures;

•	unexpected equipment failures;

•	competition from other materials;

•	losses or limited potential gains due to hedging transactions;

•	risk of injury or death; and

•	increased costs related to health care legislation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.
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

We have an ongoing initiative to implement a new enterprise information system (the "Recy system"). The Recy system is being implemented in stages, by our recycling businesses, throughout fiscal 2013 and 2014. Management believes the necessary procedures are in place to maintain effective internal control over financial reporting as the implementation continues.

Other than this item, no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended November 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

During the quarter ended November 30, 2012, there were no material developments with respect to any legal proceedings previously disclosed in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A Part I of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

3.1(a)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3.1(b)
Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)(a) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3.1(c)
Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)(b) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3.1(d)
Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals' Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3.1(e)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals' Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.1(f)
Certificate of Designation of Series B Junior Participating Preferred Stock of Commercial Metals Company (filed as Exhibit 99.2 to Commercial Metals' Form 8-A filed August 1, 2011 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals' Form 8-K filed October 25, 2010 and incorporated herein by reference).

4.1
First Amendment to Rights Agreement, dated as of December 6, 2012, between Commercial Metals Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent (filed as Exhibit 4.1 to Commercial Metals' Form 8-K filed December 7, 2012 and incorporated herein by reference).

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

101*
The following financial information from Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

January 9, 2013	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3.1(b)
Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)(a) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3.1(c)
Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)(b) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3.1(d)
Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals' Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3.1(e)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals' Form 8-A filed August 3, 1999 and incorporated herein by reference).
3.1(f)
Certificate of Designation of Series B Junior Participating Preferred Stock of Commercial Metals Company (filed as Exhibit 99.2 to Commercial Metals' Form 8-A filed August 1, 2011 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals' Form 8-K filed October 25, 2010 and incorporated herein by reference).

4.1
First Amendment to Rights Agreement, dated as of December 6, 2012, between Commercial Metals Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent (filed as Exhibit 4.1 to Commercial Metals' Form 8-K filed December 7, 2012 and incorporated herein by reference).

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

101*
The following financial information from Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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