Form 10-Q
period 2013-02-28
COMMERCIAL METALS CO
filed 2013-04-01
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013
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
(214) 689-4300
(Registrant's telephone number, including area code)
 ___________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of March 28, 2013 was 116,878,209.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share data)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales	$1,729,674	$1,956,744	$3,518,900	$3,943,564
Costs and expenses:
Cost of goods sold	1,588,016	1,773,966	3,188,343	3,588,250
Selling, general and administrative expenses	115,844	123,891	241,825	250,412
Gain on sale of cost method investment	—	—	(26,088)	—
Interest expense	16,490	16,043	33,514	32,340
	1,720,350	1,913,900	3,437,594	3,871,002
Earnings from continuing operations before taxes	9,324	42,844	81,306	72,562
Income taxes (benefit)	4,717	15,015	27,232	(80,312)
Earnings from continuing operations	4,607	27,829	54,074	152,874

Earnings (loss) from discontinued operations before taxes	(46)	1,794	342	(25,209)
Income taxes (benefit)	(16)	770	120	(8,924)
Earnings (loss) from discontinued operations	(30)	1,024	222	(16,285)

Net earnings	4,577	28,853	54,296	136,589
Less net earnings (loss) attributable to noncontrolling interests	—	—	2	2
Net earnings attributable to CMC	$4,577	$28,853	$54,294	$136,587

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.04	$0.24	$0.47	$1.32
Earnings (loss) from discontinued operations	—	0.01	—	(0.14)
Net earnings	$0.04	$0.25	$0.47	$1.18

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.04	$0.24	$0.46	$1.31
Earnings (loss) from discontinued operations	—	0.01	—	(0.14)
Net earnings	$0.04	$0.25	$0.46	$1.17

Cash dividends per share	$0.12	$0.12	$0.24	$0.24
Average basic shares outstanding	116,586,100	115,703,142	116,461,302	115,616,844
Average diluted shares outstanding	117,573,052	116,843,456	117,333,339	116,646,469
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net earnings	$4,577	$28,853	$54,296	$136,589
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment and other, net of taxes (benefit) of $(3,396) and $22,654, $8,396 and $(18,013)	(6,308)	42,073	15,592	(33,452)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of taxes (benefit) of $1 and $(989), $89 and $(665)	57	(423)	374	(1,609)
Less: Reclassification for gain (loss) included in net earnings, net of taxes (benefit) of $125 and $(532), $174 and $(368)	274	(3)	396	(1,136)
Net unrealized gain (loss) on derivatives, net of taxes (benefit) of $(124) and $(457), $(85) and $(297)	(217)	(420)	(22)	(473)
Defined benefit obligation:
Amortization of prior service cost, net of taxes (benefit) of $1 and $0, $1 and $0	2	—	4	—
Adjustment from plan changes, net of taxes (benefit) of $0 and $0, $308 and $0	—	—	1,315	—
Defined benefit obligation, net of taxes (benefit) of $1 and $0, $309 and $0	2	—	1,319	—
Other comprehensive income (loss)	(6,523)	41,653	16,889	(33,925)
Comprehensive income (loss)	$(1,946)	$70,506	$71,185	$102,664
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	February 28, 2013	August 31, 2012
Assets
Current assets:
Cash and cash equivalents	$170,097	$262,422
Accounts receivable (less allowance for doubtful accounts of $10,650 and $9,480)	988,482	958,364
Inventories, net	892,688	807,923
Other	172,229	211,122
Total current assets	2,223,496	2,239,831
Property, plant and equipment:
Land	78,210	79,123
Buildings and improvements	490,260	483,708
Equipment	1,687,390	1,656,328
Construction in process	54,310	41,036
	2,310,170	2,260,195
Less accumulated depreciation and amortization	(1,329,704)	(1,265,891)
	980,466	994,304
Goodwill	76,959	76,897
Other assets	128,544	130,214
Total assets	$3,409,465	$3,441,246
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$412,592	$433,132
Accounts payable-documentary letters of credit	90,038	95,870
Accrued expenses and other payables	269,619	343,337
Notes payable	47,403	24,543
Current maturities of long-term debt	204,072	4,252
Total current liabilities	1,023,724	901,134
Deferred income taxes	27,363	20,271
Other long-term liabilities	111,089	116,261
Long-term debt	950,407	1,157,073
Total liabilities	2,112,583	2,194,739
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 116,878,209 and 116,351,424 shares	1,290	1,290
Additional paid-in capital	362,273	365,778
Accumulated other comprehensive income (loss)	(1,247)	(18,136)
Retained earnings	1,171,776	1,145,445
Less treasury stock, 12,182,455 and 12,709,240 shares at cost	(237,365)	(248,009)
Stockholders' equity attributable to CMC	1,296,727	1,246,368
Stockholders' equity attributable to noncontrolling interests	155	139
Total equity	1,296,882	1,246,507
Total liabilities and stockholders' equity	$3,409,465	$3,441,246
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(in thousands)	February 28, 2013	February 29, 2012
Cash flows from (used by) operating activities:
Net earnings	$54,296	$136,589
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	68,037	69,064
Provision for losses (recoveries) on receivables, net	2,463	(616)
Share-based compensation	7,185	5,973
Amortization of interest rate swaps termination gain	(5,815)	—
Deferred income taxes	29,362	(107,818)
Tax benefits from stock plans	(1)	(32)
Net (gain) loss on sale of cost method investment and other	(26,522)	104
Write-down of inventory	1,784	8,460
Asset impairment	3,028	1,028
Changes in operating assets and liabilities:
Accounts receivable	4,785	(25,620)
Accounts receivable sold (repurchased), net	(37,297)	104,495
Inventories	(84,840)	7,939
Other assets	11,461	22,441
Accounts payable, accrued expenses, other payables and income taxes	(99,312)	(184,090)
Other long-term liabilities	(5,326)	1,157
Net cash flows from (used by) operating activities	(76,712)	39,074

Cash flows from (used by) investing activities:
Capital expenditures	(41,849)	(53,373)
Proceeds from the sale of property, plant and equipment and other	6,897	8,097
Proceeds from the sale of cost method investment	28,995	—
Decrease in deposit for letters of credit	—	30,404
Net cash flows from (used by) investing activities	(5,957)	(14,872)

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit	(5,268)	6,121
Short-term borrowings, net change	21,870	40,270
Repayments on long-term debt	(2,402)	(48,202)
Stock issued under incentive and purchase plans, net of forfeitures	2,353	1,559
Cash dividends	(27,963)	(27,752)
Tax benefits from stock plans	1	32
Contribution from (purchase of) noncontrolling interests	10	(41)
Net cash flows from (used by) financing activities	(11,399)	(28,013)

Effect of exchange rate changes on cash	1,743	(2,397)
Decrease in cash and cash equivalents	(92,325)	(6,208)
Cash and cash equivalents at beginning of year	262,422	222,390
Cash and cash equivalents at end of period	$170,097	$216,182
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2011	129,060,664	$1,290	$371,616	$59,473	$993,578	(13,526,901)	$(265,532)	$223	$1,160,648
Comprehensive income (loss):
Net earnings					136,587			2	136,589
Other comprehensive loss				(33,925)					(33,925)
Comprehensive income									102,664
Cash dividends					(27,752)				(27,752)
Issuance of stock under incentive and purchase plans, net of forfeitures			(7,355)			429,284	8,914		1,559
Share-based compensation			5,007						5,007
Tax benefits from stock plans			32						32
Purchase of noncontrolling interests			26					(67)	(41)
Balance, February 29, 2012	129,060,664	$1,290	$369,326	$25,548	$1,102,413	(13,097,617)	$(256,618)	$158	$1,242,117

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2012	129,060,664	$1,290	$365,778	$(18,136)	$1,145,445	(12,709,240)	$(248,009)	$139	$1,246,507
Comprehensive income:
Net earnings					54,294			2	54,296
Other comprehensive income				16,889					16,889
Comprehensive income									71,185
Cash dividends					(27,963)				(27,963)
Issuance of stock under incentive and purchase plans, net of forfeitures			(8,291)			526,785	10,644		2,353
Share-based compensation			4,785						4,785
Tax benefits from stock plans			1						1
Contribution of noncontrolling interests								14	14
Balance, February 28, 2013	129,060,664	$1,290	$362,273	$(1,247)	$1,171,776	(12,182,455)	$(237,365)	$155	$1,296,882
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission ("SEC") for the year ended August 31, 2012, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets, statements of operations, comprehensive income, cash flows and stockholders' equity for the periods indicated. Certain amounts in fiscal 2012 have been reclassified to conform to the fiscal 2013 presentation. These notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended August 31, 2012. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements In the first quarter of 2013, the Company adopted guidance issued by the Financial Accounting Standards Board ("FASB") on disclosure requirements for the presentation of comprehensive income. This guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. As a result of the adoption, the Company's financial statements now include a separate consolidated statement of comprehensive income immediately following the consolidated statement of operations.

In the first quarter of 2013, the Company adopted guidance that simplifies how entities test indefinite-lived intangible assets for impairment and improves consistency in impairment testing guidance among long-lived asset categories. The guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with U.S. generally accepted accounting principles. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In March 2013, the FASB issued guidance requiring an entity to release any related cumulative translation adjustment into net income when it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the guidance resolves the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The new guidance is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2012. The Company does not expect the adoption of these disclosure requirements to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued guidance requiring an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about the obligation. The new guidance is effective retrospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued guidance requiring an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective is to make financial statements that are prepared under GAAP more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. In January 2013, the FASB issued an update and clarified the scope of transactions that are subject to disclosures concerning offsetting. These disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and should be applied retrospectively for all comparative periods presented. The Company does not expect the adoption of these disclosure requirements to have a material impact on its consolidated financial statements.
NOTE 2. SALES OF ACCOUNTS RECEIVABLE

The Company has a domestic sale of accounts receivable program which expires on December 26, 2014. Under the program, the Company periodically contributes, and several of its subsidiaries periodically sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of the Company. CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. Depending on the Company's level of financing needs, CMCRV sells the trade accounts receivable in their entirety to two third-party financial institutions. The third-party financial institutions advance up to a maximum of $200 million for all receivables, and the remaining portion due to the Company is deferred until the ultimate collection of the underlying receivables. The Company accounts for sales to the financial institutions as true sales, and the cash advances for receivables are removed from the consolidated balance sheets and are reflected as cash provided by operating activities. Additionally, the receivables program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 8, Credit Arrangements.

At February 28, 2013 and August 31, 2012, the Company sold $407.0 million and $406.9 million of receivables, respectively, to the third-party financial institutions and received $15.0 million and $10.0 million, respectively, as advance payments. The remaining amounts of $392.0 million and $396.9 million, respectively, are the deferred purchase prices and are included in trade receivables on the Company's consolidated balance sheets.

In addition to the domestic sale of accounts receivable program described above, the Company's international subsidiaries in Europe and Australia periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to the Company's creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $52.8 million and $95.1 million as of February 28, 2013 and August 31, 2012, respectively. The Australian program contains financial covenants in which the subsidiary must meet certain coverage and tangible net worth levels, as defined. At February 28, 2013, the Australian subsidiary was not in compliance with these covenants. The Company provided a guarantee of the Australian subsidiary's performance which resulted in the financial covenants being waived at February 28, 2013.

During the six months ended February 28, 2013 and February 29, 2012, proceeds from the domestic and international sales of receivables were $603.0 million and $988.7 million, respectively, and cash payments to the owners of receivables were $640.3 million and $884.2 million, respectively. The Company is responsible for servicing the receivables for a nominal servicing fee. Discounts on domestic and international sales of accounts receivable were $0.9 million and $2.1 million for the three and six months ended February 28, 2013, respectively, and $1.8 million and $3.5 million for the three and six months ended February 29, 2012, respectively. These discounts primarily represent the cost of funds and are included in selling, general and administrative expenses in the Company's consolidated statements of operations.
NOTE 3. INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in-first-out ("LIFO") method. LIFO inventory reserves were $238.1 million and $261.8 million at February 28, 2013 and August 31, 2012, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in-first-out ("FIFO") method.

At February 28, 2013 and August 31, 2012, 42% and 55%, respectively, of the Company's total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to CMC Poland Sp. z o.o. ("CMCP") (formerly CMC Zawiercie S.A. or CMCZ) and certain marketing and distribution businesses.

The majority of the Company's inventories are in the form of finished goods with minimal work in process. At February 28, 2013 and August 31, 2012, $97.2 million and $68.0 million, respectively, were in raw materials.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at August 31, 2012	$7,267	$295	$57,144	$2,685	$9,506	$76,897
Foreign currency translation	—	—	—	116	(54)	62
Balance at February 28, 2013	$7,267	$295	$57,144	$2,801	$9,452	$76,959

The total gross carrying amounts of the Company's intangible assets that were subject to amortization were $43.9 million and $44.3 million at February 28, 2013 and August 31, 2012, respectively, and are included in other noncurrent assets on the Company's consolidated balance sheets. Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets was $1.2 million and $2.5 million for the three and six months ended February 28, 2013, respectively, and $1.5 million and $3.0 million for the three and six months ended February 29, 2012, respectively.
NOTE 5. SEVERANCE

Severance cost recorded by the Company during the three and six months ended February 28, 2013 was not material. During the three and six months ended February 29, 2012, the Company recorded severance cost of $2.5 million and $22.3 million, respectively. The severance cost recorded during fiscal 2012 primarily related to the Company's discontinued operations. See Note 7, Discontinued Operations, for additional details.
NOTE 6. DISPOSITIONS

During the first quarter of fiscal 2013, the Company completed the sale of its 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million. The Trinecke investment was included in the International Marketing and Distribution segment. During the first quarter of fiscal 2012, the Company completed the sale of two properties that were previously joist & deck locations.
NOTE 7. DISCONTINUED OPERATIONS

During the first quarter of fiscal 2012, the Company announced its decision to exit the steel pipe manufacturing operations in Croatia ("CMCS") by closure of the facility and sale of the assets. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, the Company recorded severance cost of $18.0 million and this business has been presented as a discontinued operation for all periods presented. The Company sold a majority of CMCS' assets during fiscal 2012. The remaining assets were sold during the first quarter of fiscal 2013 for $3.9 million with no impact to the consolidated statements of operations.

As of February 28, 2013, the assets of discontinued operations have been presented as held for sale and are included in other current assets on the Company's consolidated balance sheets. Financial information for discontinued operations was as follows:

(in thousands)	February 28, 2013	August 31, 2012
Current assets	$3,858	$6,601

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenue	$—	$9,858	$—	$24,002
Earnings (loss) before taxes	(46)	1,794	342	(25,209)

NOTE 8. CREDIT ARRANGEMENTS

On December 27, 2011, the Company entered into a third amended and restated $300 million revolving credit facility that matures on December 27, 2016. The maximum availability under this facility can be increased to $400 million with the consent of both parties. The program's capacity, with a sublimit of $50 million for letters of credit, is reduced by outstanding stand-by letters of credit which totaled $29.3 million at February 28, 2013. Under the credit facility, the Company was required to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 3.00 to 1.00 for the twelve month cumulative period ended November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At February 28, 2013, the Company's interest coverage ratio was 5.64 to 1.00. The credit facility also requires the Company to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At February 28, 2013, the Company's debt to capitalization ratio was 0.50 to 1.00. The credit facility provides for interest based on the LIBOR, the Eurodollar rate or Bank of America's prime rate.

During the third quarter of fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $53 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At February 28, 2013, the unamortized portion was $41.1 million and the amortization of the deferred gain was $2.9 million and $5.8 million for the three and six months ended February 28, 2013, respectively.

The Company has uncommitted credit facilities available from domestic and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of February 28, 2013	February 28, 2013	August 31, 2012
$200 million notes at 5.625% due November 2013	3.5%	$202,857	$204,873
$400 million notes at 6.50% due July 2017	5.7%	413,005	414,491
$500 million notes at 7.35% due August 2018	6.4%	525,241	527,554
Other, including equipment notes		13,376	14,407
		1,154,479	1,161,325
Less current maturities		204,072	4,252
		$950,407	$1,157,073

Interest on the notes is payable semiannually.

CMCP has uncommitted credit facilities of $77.1 million with several banks with expiration dates ranging from March 31, 2013 to November 30, 2013. At February 28, 2013, $47.4 million was outstanding under these facilities and is included in notes payable on the Company's consolidated balance sheets. The weighted average interest rate on these facilities was 5.4% at February 28, 2013.

Interest of $0.3 million and $0.8 million was capitalized in the cost of property, plant and equipment constructed for the three and six months ended February 28, 2013, respectively, and $0.1 million and $0.5 million for the three and six months ended February 29, 2012, respectively. Interest of $33.7 million and $38.3 million was paid during the three and six months ended February 28, 2013, respectively, and $30.2 million and $34.6 million during the three and six months ended February 29, 2012, respectively.

NOTE 9. DERIVATIVES AND RISK MANAGEMENT

The Company's worldwide operations and product lines expose it to risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. One objective of the Company's risk management program is to mitigate these risks using derivative instruments. The Company enters into metal commodity futures and forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities' prices, enters into foreign currency forward contracts that match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. When sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to reduce the effects of the volatility of ocean freight rates.

At February 28, 2013, the Company's notional value of its foreign currency contract commitments was $239 million.

The following table provides information regarding the Company's commodity contract commitments as of February 28, 2013:

Commodity	Long/Short	Total
Aluminum	Long	6,338	MT
Aluminum	Short	3,125	MT
Copper	Long	872	MT
Copper	Short	3,810	MT
Natural Gas	Long	10,000	MMBtu
Zinc	Long	22	MT

MT = Metric Ton
MMBtu = One million British thermal units

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three and six months ended February 28, 2013 and February 29, 2012. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of operations:

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Commodity	Cost of goods sold	$717	$(3,336)	$306	$241
Commodity	SG&A expenses	588	—	—	—
Foreign exchange	Net sales	—	(73)	(11)	(181)
Foreign exchange	Cost of goods sold	—	(304)	—	(537)
Foreign exchange	SG&A expenses	2,916	6,465	2,880	(694)
Other	Cost of goods sold	(10)	—	5	—
Gain (loss) before taxes		$4,211	$2,752	$3,180	$(1,171)

The Company's fair value hedges are designated for accounting purposes with gains and losses on the hedged items offsetting the gain or loss on the related derivative transaction. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended		Six Months Ended
	Location	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Foreign exchange	Net sales	$(228)	$—	$(228)	$—
Foreign exchange	Cost of goods sold	777	—	548	—
Foreign exchange	SG&A expenses	—	(4,120)	—	(1,550)
Interest rate	Interest expense	—	15,969	—	17,174
Gain before taxes		$549	$11,849	$320	$15,624

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended		Six Months Ended
	Location	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Foreign exchange	Net sales	$274	$—	$251	$—
Foreign exchange	Cost of goods sold	(705)	—	(548)	—
Foreign exchange	SG&A expenses	—	4,120	—	1,550
Interest rate	Interest expense	—	(15,969)	—	(17,174)
Loss before taxes		$(431)	$(11,849)	$(297)	$(15,624)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Commodity	$(13)	$44	$1	$19
Foreign exchange	70	(467)	373	(1,628)
Gain (loss), net of taxes	$57	$(423)	$374	$(1,609)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended		Six Months Ended
	Location	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Commodity	Cost of goods sold	$6	$28	$6	$15
Foreign exchange	Net sales	10	(36)	61	(1,193)
Foreign exchange	Cost of goods sold	91	—	50	—
Foreign exchange	SG&A expenses	66	(97)	76	(161)
Interest rate	Interest expense	101	102	203	203
Gain (loss), net of taxes		$274	$(3)	$396	$(1,136)

The Company's derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets:

Derivative Assets (in thousands)	February 28, 2013	August 31, 2012
Commodity — not designated for hedge accounting	$1,923	$407
Foreign exchange — designated for hedge accounting	674	670
Foreign exchange — not designated for hedge accounting	430	798
Derivative assets (other current assets and other assets)*	$3,027	$1,875

Derivative Liabilities (in thousands)	February 28, 2013	August 31, 2012
Commodity — designated for hedge accounting	$8	$2
Commodity — not designated for hedge accounting	1,052	993
Foreign exchange — designated for hedge accounting	250	1,272
Foreign exchange — not designated for hedge accounting	179	1,248
Other — not designated for hedge accounting	4	32
Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$1,493	$3,547
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of February 28, 2013, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

All of the instruments are highly liquid and not entered into for trading purposes.
NOTE 10. FAIR VALUE

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities;

Level 2 - Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable, either directly or indirectly; and

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	February 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$82,885	$82,885	$—	$—
Commodity derivative assets (2)	1,923	1,923	—	—
Foreign exchange derivative assets (2)	1,104	—	1,104
Liabilities:
Commodity derivative liabilities (2)	1,060	1,052	8	—
Foreign exchange derivative liabilities (2)	429	—	429	—
Other derivative liabilities (2)	4	—	4	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$172,462	$172,462	$—	$—
Commodity derivative assets (2)	407	407	—	—
Foreign exchange derivative assets (2)	1,468	—	1,468	—
Liabilities:
Commodity derivative liabilities (2)	995	993	2	—
Foreign exchange derivative liabilities (2)	2,520	—	2,520	—
Other derivative liabilities (2)	32	—	32	—
 _________________

(1) Money market investments are short-term in nature, and the value is determined by broker quoted prices in active markets. The investment portfolio mix can change each period based on the Company's assessment of investment options.

(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or the New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Further discussion regarding the Company's use of derivatives and the classification of the assets and liabilities is included in Note 9. Derivatives and Risk Management.

Fair value of property, plant and equipment held for sale (Level 3) was $3.9 million based on appraised values less costs to sell at February 28, 2013. CMC does not have other assets or intangible assets measured at fair value on a non-recurring basis at February 28, 2013. Impairment charges for property, plant and equipment were $3.0 million for the six months ended February 28, 2013.

The carrying values of the Company's short-term items, including the deferred purchase prices of accounts receivable, documentary letters of credit and notes payable approximate fair value due to their short term nature.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value are as follows:

		February 28, 2013		August 31, 2012
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
$200 million notes at 5.625% due November 2013 (1)	Level 2	202,857	208,607	204,873	212,413
$400 million notes at 6.50% due July 2017 (1)	Level 2	413,005	444,341	414,491	434,991
$500 million notes at 7.35% due August 2018 (1)	Level 2	525,241	569,791	527,554	559,894

(1) The fair value of the notes is calculated based on indicated market values.

NOTE 11. INCOME TAX

The Company's effective income tax rate from continuing operations for the three and six months ended February 28, 2013 was 50.6% and 33.5%, respectively, compared with 35.0% and (110.7)% for the three and six months ended February 29, 2012, respectively. The increase in the effective tax rate to 50.6% for the three months ended February 28, 2013 compared to 35.0% for the three months ended February 29, 2012 is due to a change in the mix and amount of pre-tax income in the jurisdictions in which the Company operates. The Company's effective tax rate from discontinued operations for the three and six months ended February 28, 2013 was 34.8% and 35.1%, respectively, compared with 42.9% and 35.4% for the three and six months ended February 29, 2012, respectively.

During the first quarter of fiscal 2012, the Company recognized a tax loss in the amount of $291 million related to its investment in its Croatian subsidiary. As a result of this loss, a tax benefit of $102.1 million was recorded in continuing operations in the first quarter of 2012. The Company will report and disclose the investment loss on its U.S. tax return as ordinary worthless stock and bad debt deductions. This tax benefit was the primary reason for the variance from the statutory tax rate of 35%.

The Company received net refunds of $2.2 million and made net payments of $13.7 million for income taxes during the six months ended February 28, 2013 and February 29, 2012, respectively.

The reserve for unrecognized tax benefits related to the accounting for uncertainty in income taxes was $27.4 million and $12.4 million, exclusive of interest and penalties, as of February 28, 2013 and February 29, 2012, respectively.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as tax expense and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three and six months ended February 28, 2013, before any tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized tax benefits.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized tax benefits may decrease by approximately $17.8 million, which would reduce the provision for taxes on earnings by an immaterial amount.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

US Federal — 2008 and forward
US States — 2008 and forward
Foreign — 2005 and forward

The Company is currently under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of February 28, 2013 sufficiently reflect the anticipated outcome of these examinations.

NOTE 12. SHARE-BASED COMPENSATION PLANS

The interim information below should be read in conjunction with the disclosures included in CMC's Annual Report on Form 10-K for the year ended August 31, 2012. Restricted stock units ("RSUs") and performance stock units ("PSUs") totaling 1.6 million and 0.5 million, respectively, were granted during the six months ended February 28, 2013 and February 29, 2012, respectively, at a weighted-average fair value of $13.44 and $10.64, respectively. The Company granted 0.2 million and 0.8 million in stock appreciation rights ("SARs") at a weighted average exercise price of $14.25 and $11.63 during the six months ended February 28, 2013 and February 29, 2012, respectively. The RSUs, PSUs and SARs granted during fiscal 2013 and 2012 will vest over a period of three years.

Total share-based compensation expense recognized as a component of selling, general and administrative expenses was $3.6 million and $7.2 million for the three and six months ended February 28, 2013, respectively, and $2.1 million and $6.0 million for the three and six months ended February 29, 2012, respectively.

Share-Based Liability Awards The Company granted 234,109 and 1,132,204 equivalent shares of cash-settled RSUs, PSUs and stock appreciation rights ("SARs") during the six months ended February 28, 2013 and February 29, 2012, respectively . The PSUs vest upon the achievement of performance goals and objectives of the Company over the performance period. The RSUs and SARs vest over a three year period. The Company has accounted for these cash-settled awards as a liability and the value is adjusted to the current share price of CMC's common stock at each reporting period. As of February 28, 2013, the Company had 1,475,580 equivalent shares in awards outstanding. The Company expects 1,117,350 equivalent shares to vest.
NOTE 13. CAPITAL STOCK

On December 6, 2012, the Company amended the stockholder rights plan (the "Rights Agreement") dated as of July 30, 2011. As a result of the amendment, the rights to purchase Series B Junior Participating Preferred Stock of the Company pursuant to the Rights Agreement expired at 5:00 p.m. (Dallas, Texas time) on December 6, 2012 (the "Final Expiration Date"), and the Rights Agreement effectively terminated as of such time.
NOTE 14. EARNINGS PER SHARE ATTRIBUTABLE TO CMC

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. The reconciliation of the denominators of the earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Shares outstanding for basic earnings per share	116,586,100	115,703,142	116,461,302	115,616,844
Effect of dilutive securities:
Stock-based incentive/purchase plans	986,952	1,140,314	872,037	1,029,625
Shares outstanding for diluted earnings per share	117,573,052	116,843,456	117,333,339	116,646,469

At February 28, 2013 and February 29, 2012, SARs with total share commitments of 2.0 million and 2.2 million, respectively, were antidilutive and therefore were excluded from the calculation of diluted earnings per share. All stock options and SARs expire by 2022.
CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
The Company did not purchase any shares during the first six months of 2013 and had remaining authorization to purchase 8,259,647 shares of its common stock at February 28, 2013.
NOTE 15. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and government investigations, including environmental matters. See Note 17, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended August 31, 2012.

On September 18, 2008, the Company was served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including CMC. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and September 2008, seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest. Motions for and against class certification have been filed. Oral arguments related to class certification are pending. Discovery on the case merits remains pending. The Company believes the case is without merit and intends to defend it vigorously.
Since the filing of the direct purchaser lawsuit, a case has been filed in federal court in the Northern District of Illinois on behalf of a class of indirect purchasers in approximately 28 states naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. That case has in effect been stayed. Another indirect purchaser action was filed in Tennessee state court, again naming the same defendants but contending that the conspiracy continued through 2010. The case has been removed to federal court, and plaintiffs have moved to remand. The motion to remand has not yet been decided, and no motion practice or discovery has taken place. The Company believes that the lawsuits are without merit and plans to defend them vigorously. Due to the uncertainty and the information available at this time, we cannot reasonably estimate a range of loss relating to these cases.

Guarantees During the fourth quarter of 2012, the Company entered into a guarantee agreement with a bank in connection with a credit facility granted by the bank to a supplier of the company. The fair value of the guarantee is negligible. As of February 28, 2013, the maximum credit facility with the bank was $4.0 million, and the Company's maximum exposure was $4.0 million.
NOTE 16. BUSINESS SEGMENTS

The Company's reporting segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise. The reporting segments are the Company's operating segments except for the Americas Mills reporting segment, which includes the domestic steel mills operating segment, and the domestic copper tube minimill operating segment. The domestic copper tube minimill is aggregated with the domestic steel mills because of similar economic characteristics, products, production processes, customers and distribution methods.

The Company structures its business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. The Americas Recycling segment consists of the scrap metal processing and sales operations primarily in Texas, Florida and the southern United States. The Americas Mills segment includes the Company's domestic steel mills, including the scrap processing facilities that directly support these mills, and the domestic copper tube minimill. The Americas Fabrication segment consists of the Company's rebar fabrication operations, fence post manufacturing plants and construction-related and other products facilities. The International Mill segment includes the minimill, recycling and fabrication operations in Poland. International Marketing and Distribution includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, the International Marketing and Distribution segment includes the Company's U.S.-based trading and distribution divisions, CMC Cometals and CMC Cometals Steel. Corporate contains expenses of the Company's corporate headquarters and interest expense related to its long-term public debt.

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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended February 28, 2013
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$301,035	$285,302	$314,389	$179,842	$645,445	$3,661	$—	$1,729,674
Intersegment sales	50,339	191,292	3,577	(77)	4,491	—	(249,622)	—
Net sales	351,374	476,594	317,966	179,765	649,936	3,661	(249,622)	1,729,674
Adjusted operating profit (loss)	2,243	48,769	(3,812)	(4,153)	3,948	(19,194)	(1,084)	26,717

	Three Months Ended February 29, 2012
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$376,597	$344,625	$298,226	$216,177	$715,828	$5,291	$—	$1,956,744
Intersegment sales	43,047	181,260	3,367	913	7,527	—	(236,114)	—
Net sales	419,644	525,885	301,593	217,090	723,355	5,291	(236,114)	1,956,744
Adjusted operating profit (loss)	6,389	54,401	(9,969)	6,592	26,554	(20,936)	(2,346)	60,685

	Six Months Ended February 28, 2013
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$608,506	$592,118	$667,136	$395,700	$1,248,980	$6,460	$—	$3,518,900
Intersegment sales	94,829	380,925	7,422	6,132	9,544	—	(498,852)	—
Net sales	703,335	973,043	674,558	401,832	1,258,524	6,460	(498,852)	3,518,900
Adjusted operating profit (loss)	6,737	101,291	6,380	(3,277)	44,109	(36,564)	(1,744)	116,932
Total assets*	297,604	664,628	631,393	513,525	913,921	916,921	(532,385)	3,405,607

	Six Months Ended February 29, 2012
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$749,990	$689,191	$613,743	$469,098	$1,416,191	$5,351	$—	$3,943,564
Intersegment sales	84,459	362,190	7,618	44,173	17,235	—	(515,675)	—
Net sales	834,449	1,051,381	621,361	513,271	1,433,426	5,351	(515,675)	3,943,564
Adjusted operating profit (loss)	27,205	112,332	(17,349)	16,414	22,453	(44,204)	(8,491)	108,360
Total assets at August 31, 2012*	285,136	676,909	629,970	529,160	870,933	961,654	(519,117)	3,434,645

* Excludes total assets from discontinued operations of $3.9 million at February 28, 2013 and $6.6 million at August 31, 2012.

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings from continuing operations:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Earnings from continuing operations	$4,607	$27,829	$54,074	$152,874
Income taxes (benefit)	4,717	15,015	27,232	(80,312)
Interest expense	16,490	16,043	33,514	32,340
Discounts on sales of accounts receivable	903	1,798	2,112	3,458
Adjusted operating profit from continuing operations	26,717	60,685	116,932	108,360
Adjusted operating profit (loss) from discontinued operations	(46)	2,387	342	(24,165)
Adjusted operating profit	$26,671	$63,072	$117,274	$84,195

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012. This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2012. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC for the year ended August 31, 2012.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase (Decrease)
(in thousands)	February 28, 2013	February 29, 2012%		February 28, 2013	February 29, 2012%
Net sales*	$1,729,674	$1,956,744	(12)%	$3,518,900	$3,943,564	(11)%
Earnings from continuing operations	4,607	27,829	(83)%	54,074	152,874	(65)%
Adjusted EBITDA	60,054	95,294	(37)%	186,225	150,827	23%
_______________________________________
* Excludes divisions classified as discontinued operations.

In the table above, we have included a financial statement measure that was not derived in accordance with United States generally accepted accounting principles ("GAAP"). We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization, impairment charges and net earnings attributable to noncontrolling interests) as a non-GAAP financial measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization, as well as impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. Also, we exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our annual and long-term cash incentive performance plans for management and part of a debt compliance test for our revolving credit agreement. Adjusted EBITDA may be inconsistent with similar measures presented by other companies. Reconciliations of net earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase (Decrease)
(in thousands)	February 28, 2013	February 29, 2012%		February 28, 2013	February 29, 2012%
Earnings from continuing operations	$4,607	$27,829	(83)%	$54,074	$152,874	(65)%
Less net earnings (loss) attributable to noncontrolling interests	—	—	—%	2	2	—%
Interest expense	16,490	16,043	3%	33,514	32,340	4%
Income taxes (benefit) from continuing operations	4,717	15,015	(69)%	27,232	(80,312)	(134)%
Depreciation, amortization and impairment charges	34,286	34,122	—%	71,065	68,601	4%
Adjusted EBITDA from continuing operations	60,100	93,009	(35)%	185,883	173,501	7%
Adjusted EBITDA from discontinued operations	(46)	2,285	(102)%	342	(22,674)	(102)%
Adjusted EBITDA	$60,054	$95,294	(37)%	$186,225	$150,827	23%
Our adjusted EBITDA does not include interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Impairment charges, when necessary, accelerate the write-off of fixed assets that otherwise would have been accomplished by periodic depreciation charges. Additionally, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings (loss) determined in accordance with GAAP, as well as adjusted EBITDA, to evaluate our performance. Further, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.

The following are the significant factors that impacted our financial performance during the second quarter of 2013 compared with the same period during fiscal 2012:

- Our sales for the second quarter of 2013 were down across most of our segments, with the International Marketing and Distribution segment having the most significant sales decline when compared to the second quarter of 2012.

- Our International Marketing and Distribution segment's net sales declined $73.4 million or 10% and adjusted operating profit decreased $22.7 million during the second quarter of 2013 as compared to the prior year's second quarter. The decline in this segment's results is primarily due to declining volumes and margins as market conditions in Europe continued to erode.

- Our International Mill segment's net sales decreased 17% and adjusted operating profit decreased $10.7 million to an adjusted operating loss of $4.2 million during the second quarter of 2013 as compared to the prior year's second quarter. The decline in adjusted operating profit is primarily due to a 16% or 54 thousand ton decrease in volumes.

- Partially offsetting these declines, our Americas Fabrication segment's net sales increased 5% and adjusted operating loss narrowed by $6.2 million during the second quarter of fiscal year 2013 as compared to the prior year's second quarter. The results were primarily due to stable input pricing, improved backlog margins and higher shipments.
SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 16, Business Segments, to the unaudited consolidated financial statements included in this report.

We use adjusted operating profit (loss) to compare and to evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) before income taxes and financing costs.
The following table shows net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales:
Americas Recycling	$351,374	$419,644	$703,335	834,449
Americas Mills	476,594	525,885	973,043	1,051,381
Americas Fabrication	317,966	301,593	674,558	621,361
International Mill	179,765	217,090	401,832	513,271
International Marketing and Distribution	649,936	723,355	1,258,524	1,433,426
Corporate	3,661	5,291	6,460	5,351
Eliminations	(249,622)	(236,114)	(498,852)	(515,675)
	$1,729,674	$1,956,744	$3,518,900	3,943,564
Adjusted operating profit (loss):
Americas Recycling	$2,243	$6,389	$6,737	27,205
Americas Mills	48,769	54,401	101,291	112,332
Americas Fabrication	(3,812)	(9,969)	6,380	(17,349)
International Mill	(4,153)	6,592	(3,277)	16,414
International Marketing and Distribution	3,948	26,554	44,109	22,453
Corporate	(19,194)	(20,936)	(36,564)	(44,204)
Eliminations	(1,084)	(2,346)	(1,744)	(8,491)
Adjusted operating profit from Continuing Operations	26,717	60,685	116,932	108,360
Discontinued Operations	(46)	2,387	342	(24,165)
Adjusted operating profit	$26,671	$63,072	$117,274	84,195

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

The International Mill segment exclusively uses the FIFO inventory valuation method and thus is not included in this table:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Americas Recycling	$(957)	$(4,625)	$1,393	$5,942
Americas Mills	(3,503)	(3,130)	1,557	(547)
Americas Fabrication	491	3,368	7,723	13,028
International Marketing and Distribution	4,292	2,414	13,045	3,523
Consolidated pre-tax LIFO (expense) income	$323	$(1,973)	$23,718	$21,946

BUSINESS SEGMENT RESULTS

Americas Recycling Adjusted operating profit decreased during the second quarter of 2013 as compared to the prior year's second quarter as ferrous selling prices declined 7% to $336 per ton when compared to the second quarter of fiscal 2012. Additionally, ferrous and nonferrous margins were lower in this year's second quarter when compared to the prior year's second quarter. LIFO expense decreased by $3.6 million to $1.0 million in the second quarter of fiscal 2013, from $4.6 million in the second quarter of fiscal 2012. We exported 8% and 6% of our ferrous scrap tonnage during the second quarter of 2013 and 2012, respectively, and 25% and 35% of our nonferrous scrap tonnage during the second quarter of 2013 and 2012, respectively.

The following table reflects our Americas Recycling segment's average selling prices per ton and tons shipped (in thousands):

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	February 28, 2013	February 29, 2012	Amount	%	February 28, 2013	February 29, 2012	Amount	%
Average ferrous selling price	$336	$363	$(27)	(7)%	$329	$357	$(28)	(8)%
Average nonferrous selling price	$2,815	$2,873	$(58)	(2)%	$2,807	$2,886	$(79)	(3)%
Ferrous tons shipped	515	550	(35)	(6)%	1,018	1,088	(70)	(6)%
Nonferrous tons shipped	59	62	(3)	(5)%	118	122	(4)	(3)%

Americas Mills We include our five domestic steel mills, the scrap locations which directly support the steel mills, and our copper tube minimill in our Americas Mills segment.

Within the segment, adjusted operating profit for our five domestic steel mills was $47.7 million for the second quarter of 2013 as compared to adjusted operating profit of $51.9 million for the second quarter of 2012. Compared to the prior year's second quarter, shipping volumes declined for our merchant and billet products. However, our rebar shipments continued to strengthen when compared to the prior year's second quarter. In addition, we experienced lower margins on our merchant products during the second quarter of 2013 due to import pressure, although our rebar margins improved as compared to the prior year's second quarter. The utilization of our mills remained consistent at 82% in the second quarters of both 2012 and 2013. Shipments included 62 thousand tons of billets in the second quarter of 2013 as compared to shipments of 88 thousand tons of billets in the second quarter of 2012.

The table below reflects our domestic steel mills' operating statistics (in thousands) and average prices per short ton:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	February 28, 2013	February 29, 2012	Amount	%	February 28, 2013	February 29, 2012	Amount	%
Tons melted	626	607	19	3%	1,198	1,274	(76)	(6)%
Tons rolled	543	542	1	—%	1,137	1,091	46	4%
Tons shipped	602	644	(42)	(7)%	1,268	1,285	(17)	(1)%
Average mill selling price (finished goods)	$696	$750	$(54)	(7)%	$691	$743	$(52)	(7)%
Average mill selling price (total sales)	682	726	(44)	(6)%	675	716	(41)	(6)%
Average cost of ferrous scrap consumed	350	392	(42)	(11)%	345	389	(44)	(11)%
Average metal margin	332	334	(2)	(1)%	330	327	3	1%
Average ferrous scrap purchase price	307	353	(46)	(13)%	300	348	(48)	(14)%

Our copper tube minimill recorded an adjusted operating profit of $1.1 million during the second quarter of 2013 as compared to an adjusted operating profit of $2.5 million during the second quarter of 2012. The results were negatively impacted by LIFO expense of $0.1 million in the second quarter of 2013 as compared to LIFO income of $3.7 million in the second quarter of 2012.

The table below reflects our copper tube minimill's operating statistics:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
(pounds in millions)	February 28, 2013	February 29, 2012	Amount	%	February 28, 2013	February 29, 2012	Amount	%
Pounds shipped	10.3	9.4	0.9	10%	20.1	18.7	1.4	7%
Pounds produced	8.5	9.3	(0.8)	(9)%	16.8	17.1	(0.3)	(2)%

Americas Fabrication This segment recorded an adjusted operating loss of $3.8 million for this year's second quarter, marking a significant improvement over the prior year's second quarter adjusted operating loss of $10.0 million. The segment benefited from improvements in both shipping volumes and transactional pricing. Results were negatively impacted by a decrease in LIFO income of $2.9 million in the second quarter of 2013, from LIFO income of $3.4 million in the second quarter of 2012. The composite average fabrication selling price was $950 per ton during the second quarter of 2013, up from $914 per ton during the second quarter of 2012.

The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
Average selling price (excluding stock and buyout sales)	February 28, 2013	February 29, 2012	Amount	%	February 28, 2013	February 29, 2012	Amount	%
Rebar	$897	$870	$27	3%	$898	$851	$47	6%
Structural	2,819	2,428	391	16%	2,442	2,328	114	5%
Post	938	940	(2)	—%	921	946	(25)	(3)%

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
Tons shipped (in thousands)	February 28, 2013	February 29, 2012	Amount	%	February 28, 2013	February 29, 2012	Amount	%
Rebar	204	192	12	6%	429	405	24	6%
Structural	12	15	(3)	(20)%	27	28	(1)	(4)%
Post	25	25	—	—%	45	44	1	2%

International Mill During the second quarter of 2013, this segment had an adjusted operating loss of $4.2 million, compared with an adjusted operating profit of $6.6 million in the prior year's second quarter. Volumes declined 16%, or 54 thousand tons, primarily related to our merchant and wire rod products. International Mill selling prices also declined $8 per ton to $605 per ton during the second quarter of 2013. The results reflected the ongoing challenges in the Eurozone. Our mill ran at 58% utilization in the second quarter of 2013 as compared to 83% utilization for the second quarter of 2012. Shipments in the second quarter of 2013 included 39 thousand tons of billets, compared to 26 thousand tons of billets, in the second quarter of the prior year.

The table below reflects our International Mill's operating statistics (in thousands) and average prices per short ton:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	February 28, 2013	February 29, 2012	Amount	%	February 28, 2013	February 29, 2012	Amount	%
Tons melted	266	401	(135)	(34)%	659	834	(175)	(21)%
Tons rolled	241	356	(115)	(32)%	581	709	(128)	(18)%
Tons shipped	277	331	(54)	(16)%	622	790	(168)	(21)%
Average mill selling price (total sales)	$605	$613	$(8)	(1)%	$604	$607	$(3)	—%
Average ferrous scrap production cost	379	401	(22)	(5)%	380	389	(9)	(2)%
Average metal margin	226	212	14	7%	224	218	6	3%
Average ferrous scrap purchase price	303	328	(25)	(8)%	307	319	(12)	(4)%

International Marketing and Distribution During the second quarter of 2013, this segment reported a decrease in sales of 10% and reported an adjusted operating profit of $3.9 million, compared to an adjusted operating profit of $26.6 million in the second quarter of 2012. The results were primarily affected by decreased revenues and margins in our raw materials business and our Australian operations. Overall, this segment continued to lack momentum in terms of volumes and margins as uncertainty continued to exist in most major global markets.

Corporate Our corporate expenses for the three months ended February 28, 2013 were $19.2 million, compared to $20.9 million for the three months ended February 29, 2012. The reduction in corporate expenses is a result of our continued cost containment initiatives when compared to the prior year's second quarter.

Interest Expense Our interest expense increased by $0.4 million to $16.5 million during the second quarter of 2013 as compared to the second quarter of 2012 primarily from reduced gain on interest rate swap transactions. During the third quarter of 2012, the Company terminated its interest rate swap transactions and received cash proceeds of approximately $53 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches.

Income Taxes Our effective income tax rate from continuing operations for the three and six months ended February 28, 2013 was 50.6% and 33.5%, respectively, compared with 35.0% and (110.7)% for the three and six months ended February 29, 2012, respectively. The increase in the effective tax rate to 50.6% for the three months ended February 28, 2013 compared to 35% for the three months ended February 29, 2012 is due to a change in the mix and amount of pre-tax income in the jurisdictions in which the Company operates. Our effective tax rates can be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in the rate. Additionally, our rate for the six months ended February 29, 2012 was impacted by a tax benefit of $102.1 million related to ordinary worthless stock and bad debt deductions associated with the Company's former Croatian subsidiary.

DISCONTINUED OPERATIONS DATA

Adjusted operating profit from discontinued operations was not material in the second quarter of 2013, compared to an adjusted operating profit of $2.4 million in the second quarter of 2012. During the first quarter of fiscal 2012, we announced our decision to exit the steel pipe manufacturing operations in Croatia ("CMCS") by closure of the facility and sale of the assets. We determined that the decision to exit this business met the definition of a discontinued operation. CMCS shipped its remaining production orders during the second quarter of 2012, and the results of CMCS primarily relate to the liquidation of inventory. Discontinued operations, primarily consisting of CMCS, reported an adjusted operating loss of $24.2 million, including $18.0 million of severance expense, in the six months ended February 29, 2012. We sold a majority of CMCS' assets during fiscal 2012. The remaining assets were sold during the first quarter of fiscal 2013 for $3.9 million with no impact on the consolidated statement of operations.
OUTLOOK

Our third quarter historically yields better results as the construction season begins to ramp up. The American Institute of Architects reported an Architecture Billings Index (ABI) of 54.9 in February 2013, the highest level in over five and a half years. We believe that the ABI level will eventually translate into increased demand for our domestic operations, and pricing should move in unison with any scrap price changes. Our International Mill segment anticipates a modest improvement in results over the second quarter of 2013 due to seasonal volume improvements. Although German manufacturing is showing signs of life, we do not anticipate any appreciable improvements in the Eurozone over the near term. We believe that continued weakness in most global markets in which we participate will continue to negatively burden our International Marketing and Distribution segment.
LIQUIDITY AND CAPITAL RESOURCES

See Note 8 - Credit Arrangements, to the unaudited consolidated financial statements included in this report for additional information.

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

The table below reflects our sources, facilities and availability of liquidity as of February 28, 2013:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$170,097	$ N/A
Revolving credit facility	300,000	270,720
Domestic receivable sales facility	200,000	185,000
International accounts receivable sales facilities	185,674	132,854
Bank credit facilities — uncommitted	109,114	61,711
Notes due from 2013 to 2018	1,100,000	*
Equipment notes	13,376	*

* We believe we have access to additional financing and refinancing, if needed.

CMC Poland Sp. z o.o. ("CMCP") (formerly CMC Zawiercie S.A. or CMCZ) has uncommitted credit facilities of PLN 245 million ($77.1 million) with several banks with expiration dates ranging from March 31, 2013 to November 30, 2013. The Company intends to renew the uncommitted credit facilities upon expiration. At February 28, 2013, we had PLN 150.6 million ($47.4 million) outstanding under these facilities.

We have $200 million of 5.625% notes due November 2013, $400 million of 6.50% notes due July 2017 and $500 million of 7.35% notes due August 2018. All of these notes require interest only payments until maturity. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or to refinance these notes when they mature. The Company is considering various alternatives as it relates to the maturity of its $200 million notes due November, 2013.

Certain of our financing agreements include various financial covenants. Our $300 million revolving credit facility required us to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 3.00 to 1.00 for the twelve month cumulative period ended November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At February 28, 2013, our interest coverage ratio was 5.64 to 1.00. The credit facility also requires us to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At February 28, 2013, our debt to capitalization ratio was 0.50 to 1.00. The credit facility provides for interest based on the LIBOR, the Eurodollar rate or

Bank of America's prime rate. The program's capacity, with a sublimit of $50 million for letters of credit, is reduced by outstanding stand-by letters of credit that totaled $29.3 million at February 28, 2013.

Our foreign operations generated approximately 27% of our revenue during the second quarter of 2013, and as a result, our foreign operations had cash and cash equivalents of approximately $90.4 million at February 28, 2013. Historically, our domestic operations have generated the majority of our cash, which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our domestic operations have access to the $300 million revolving credit facility and the $200 million sale of accounts receivable program described below. It is the Company's intention to indefinitely reinvest all undistributed earnings of non-US subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for taxes on repatriated earnings from our non-U.S. subsidiaries.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on current market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 57% of total receivables at February 28, 2013.

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

During the first six months of 2013, we used $76.7 million of net cash flows provided by operating activities as compared to $39.1 million of net cash flow provided by operating activities during the first six months of 2012. Significant fluctuations in working capital were as follows:

•
Accounts receivable - Excluding the impacts of our accounts receivable sales program discussed below, accounts receivable decreased during the first six months of 2013 from lower sales in the second quarter of 2013 as compared to the fourth quarter of 2012. Days' sales outstanding was 51 days and 44 days as of February 28, 2013 and February 29, 2012, respectively.

•
Accounts receivable sold (repurchased) - We reduced the use of our accounts receivable sales program during the first six months of fiscal 2013 as compared to receivable sales during the first six months of 2012.

•
Inventory - Inventory increased during the first six months of fiscal 2013 as our sales declined at a faster pace than our purchases and production as compared to the first six months of 2012. Days' sales in inventory was 51 days and 44 days as of February 28, 2013 and February 29, 2012, respectively.

•
Accounts payable/accrued expenses - The decline in cash used for accounts payable and accrued expenses is primarily a reflection of our business cycle. Reflecting the overall economic environment, our operating levels declined during the first six months of fiscal 2012 compared to the end of fiscal 2011 at a greater rate than during the first six months of fiscal 2013 compared to the end of fiscal 2012.

During the first six months of 2013, $6.0 million was used by investing activities as compared to a usage of $14.9 million during the first six months of 2012. For the six months ended February 28, 2013, we invested $41.8 million in capital expenditures offset by $29 million of cash proceeds as a result of the November 2012 sale of our Trinecke investment and $6.9 million in proceeds from sales of other long-lived assets.

We have revised our capital expenditures program for fiscal 2013 down to a range of $130 to $140 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

During the first six months of 2013, $11.4 million was used by financing activities as compared to utilizing $28.0 million during the first six months of 2012. For the first half of fiscal 2013, we had net short-term borrowings of $21.8 million offset by a reduction of $5.3 million in our usage of documentary letters of credit. Our cash dividends remained consistent at approximately $28.0 million for the first half of both 2013 and 2012.

Our contractual obligations for the next twelve months of approximately $1 billion are expenditures incurred in connection with normal revenue producing activities. We believe our cash flows from operating activities and credit facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS

The following table represents our contractual obligations as of February 28, 2013:

	Payments Due By Period*
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$1,113,376	$204,072	$5,925	$402,715	$500,664
Notes payable	47,403	47,403	—	—	—
Interest(2)	342,490	74,369	126,140	115,935	26,046
Operating leases(3)	148,985	35,942	51,340	30,130	31,573
Purchase obligations(4)	1,149,399	795,752	180,805	104,470	68,372
Total contractual cash obligations	$2,801,653	$1,157,538	$364,210	$653,250	$626,655

* We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the February 28, 2013 consolidated balance sheet. See Note 8, Credit Arrangements, to the unaudited consolidated financial statements included in this report.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of February 28, 2013.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of February 28, 2013.

(4)
Approximately 78% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 28, 2013, we had committed $29.3 million under these arrangements.
OFF-BALANCE SHEET ARRANGEMENTS

We did not enter into any new material off-balance sheet arrangements during the first six months of fiscal 2013.
CONTINGENCIES

See Note 15 - Commitments and Contingencies, to the unaudited consolidated financial statements included in this report.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Although the Company believes that its expectations are reasonable, it can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, the Company undertakes no obligation to update, amend or clarify any forward-looking statements to reflect events, new information or otherwise. Developments that could impact our expectations include the following:

•	absence of global economic recovery or possible recession relapse;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	continued sovereign debt problems in the Euro-zone;

•	customer non-compliance with contracts;

•	financial covenants and restrictions on business contained in agreements governing our debt;

•	construction activity or lack thereof;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	execution of cost reduction strategies;

•	ability to retain key executives;

•	court decisions and regulatory rulings;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	availability and pricing of raw materials, including scrap metal, energy, insurance and supply prices;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	the pace of overall economic activity, particularly in China;

•	business disruptions, costs and future events related to any tender offers and proxy contests initiated by an activist shareholder;

•	ability to make necessary capital expenditures;

•	unexpected equipment failures;

•	competition from other materials;

•	losses or limited potential gains due to hedging transactions;

•	risk of injury or death; and

•	increased costs related to health care legislation.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company's Annual Report on Form 10-K for the year ended August 31, 2012.
ITEM 4. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods, including controls and disclosures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective.

We have an ongoing initiative to implement a new enterprise information system (the "Recy system") in our recycling businesses. We are implementing the Recy system in stages throughout fiscal 2013 and 2014. Management believes the necessary procedures are in place to maintain effective internal control over financial reporting as the implementation continues.

Other than this item, no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended February 28, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

During the quarter ended February 28, 2013, there were no material developments with respect to any legal proceedings previously disclosed in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2012.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A Part I of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.
ITEM 5. OTHER INFORMATION

As previously reported on the Current Report on Form 8-K filed on March 13, 2013, James B. Alleman, Senior Vice President of Human Resources and Organizational Development, elected to leave the Company effective March 31, 2013.
In connection with his departure, the Company and Mr. Alleman entered into a Separation Agreement (the “Agreement”) on March 28, 2013. Except as set forth in the Agreement, the Agreement supersedes the Terms and Conditions of Stock Award, Employment and Separation, dated June 1, 2010, between Mr. Alleman and the Company. The Agreement prohibits Mr. Alleman from directly or indirectly competing with the Company for a period ending April 30, 2015 and from directly or indirectly hiring or soliciting employees of the Company for a period ending September 30, 2014. In addition, Mr. Alleman has agreed to certain ongoing confidentiality and cooperation obligations contained in the Agreement. In consideration for Mr. Alleman's release and waiver of claims and commitment to the non-competition obligations referenced in the Agreement, the Company agreed to pay Mr. Alleman: (i) a lump sum payment in the gross amount of $750,000, which is equivalent to two years annual base salary; (ii) subject to the Company meeting its fiscal year 2013 bonus metrics, a prorated annual performance bonus as formulaically determined and prorated through April 30, 2013; (iii) continuation of existing health benefits and other perquisites through April 30, 2013; (iv) Company fully-subsidized COBRA coverage continuing through October 30, 2014; (v) payment of all vested benefits in the Company Profit Sharing/401(k) Plan and Benefits Restoration Plan on the dates permitted or designated under each such plan; (vi) accelerated pro rata vesting of certain equity awards, according to the provisions of the applicable award agreement; and (vii) per the terms of the respective award agreements, the extension of the exercise date of 9,775 of the 27,236 stock appreciation rights granted to Mr. Alleman on November 23, 2011 to the earlier of April 30, 2015 and the expiration date of each award.
The foregoing summary of the Agreement is qualified in its entirety by reference to the Agreement itself, a copy of which is filed as Exhibit 10.1 to this report and is hereby incorporated herein by reference.

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

3.1(g)
Certificate of Elimination of Series B Junior Participating Preferred Stock dated December 7, 2012 (filed as Exhibit 3.1 to Commercial Metals' Form 8-K filed December 7, 2012 and incorporated herein by reference).

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

10.1	Separation Agreement, dated March 28, 2013, by and between James Alleman and Commercial Metals Company (filed herewith).

31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101*
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders' Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

 _________________

*
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

April 1, 2013	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

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

3.1(g)
Certificate of Elimination of Series B Junior Participating Preferred Stock dated December 7, 2012 (filed as Exhibit 3.1 to Commercial Metals' Form 8-K filed December 7, 2012 and incorporated herein by reference).

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

10.1	Separation agreement, dated March 28, 2013, by and between James Alleman and Commercial Metals Company (filed herewith).

31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101*
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Stockholders' Equity (Unaudited) and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

 _________________

*
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.