Form 10-Q
period 2013-05-31
COMMERCIAL METALS CO
filed 2013-07-02
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of June 27, 2013 was 116,982,920.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2013	2012	2013	2012
Net sales	$1,794,306	$2,006,729	$5,313,206	$5,950,293
Costs and expenses:
Cost of goods sold	1,616,784	1,822,520	4,805,127	5,410,770
Selling, general and administrative expenses	122,780	118,050	364,605	368,462
Gain on sale of cost method investment	—	—	(26,088)	—
Interest expense	18,043	19,605	51,557	51,945
	1,757,607	1,960,175	5,195,201	5,831,177
Earnings from continuing operations before taxes	36,699	46,554	118,005	119,116
Income taxes (benefit)	17,737	7,488	44,969	(72,824)
Earnings from continuing operations	18,962	39,066	73,036	191,940

Earnings (loss) from discontinued operations before taxes	1	2,429	343	(22,780)
Income taxes (benefit)	—	812	120	(8,112)
Earnings (loss) from discontinued operations	1	1,617	223	(14,668)

Net earnings	18,963	40,683	73,259	177,272
Less net earnings (loss) attributable to noncontrolling interests	(1)	1	1	3
Net earnings attributable to CMC	$18,964	$40,682	$73,258	$177,269

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.16	$0.34	$0.63	$1.65
Earnings (loss) from discontinued operations	—	0.01	—	(0.12)
Net earnings	$0.16	$0.35	$0.63	$1.53

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.16	$0.34	$0.62	$1.64
Earnings (loss) from discontinued operations	—	0.01	—	(0.12)
Net earnings	$0.16	$0.35	$0.62	$1.52

Cash dividends per share	$0.12	$0.12	$0.36	$0.36
Average basic shares outstanding	116,845,542	115,946,691	116,589,382	115,726,793
Average diluted shares outstanding	117,703,590	116,934,840	117,456,756	116,742,593
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2013	2012	2013	2012
Net earnings	$18,963	$40,683	$73,259	$177,272
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment and other, net of taxes of $(12,912) and $(39,894); $(4,516) and $(57,907)	(23,979)	(74,090)	(8,387)	(107,542)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of taxes of $(154) and $(251); $(65) and $(916)	(210)	(1,023)	164	(2,632)
Reclassification for loss (gain) included in net earnings, net of taxes of $(3) and $(27); $(177) and $341	(44)	(29)	(440)	1,107
Net unrealized loss on derivatives, net of taxes of $(157) and $(278); $(242) and $(575)	(254)	(1,052)	(276)	(1,525)
Defined benefit obligation:
Amortization of prior service cost, net of taxes of $0 and $0; $1 and $0	1	—	5	—
Adjustment from plan changes, net of taxes of $0 and $0; $308 and $0	—	—	1,315	—
Defined benefit obligation, net of taxes of $0 and $0; $309 and $0	1	—	1,320	—
Other comprehensive loss	(24,232)	(75,142)	(7,343)	(109,067)
Comprehensive income (loss)	$(5,269)	$(34,459)	$65,916	$68,205
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	May 31, 2013	August 31, 2012
Assets
Current assets:
Cash and cash equivalents	$453,269	$262,422
Accounts receivable (less allowance for doubtful accounts of $10,857 and $9,480)	960,471	958,364
Inventories, net	829,341	807,923
Other	183,789	211,122
Total current assets	2,426,870	2,239,831
Property, plant and equipment:
Land	81,943	79,123
Buildings and improvements	493,352	483,708
Equipment	1,695,377	1,656,328
Construction in process	23,982	41,036
	2,294,654	2,260,195
Less accumulated depreciation and amortization	(1,340,933)	(1,265,891)
	953,721	994,304
Goodwill	76,353	76,897
Other assets	130,722	130,214
Total assets	$3,587,666	$3,441,246
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$311,099	$433,132
Accounts payable-documentary letters of credit	93,580	95,870
Accrued expenses and other payables	314,868	343,337
Notes payable	—	24,543
Current maturities of long-term debt	144,162	4,252
Total current liabilities	863,709	901,134
Deferred income taxes	50,321	20,271
Other long-term liabilities	114,338	116,261
Long-term debt	1,277,581	1,157,073
Total liabilities	2,305,949	2,194,739
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 116,899,574 and 116,351,424 shares	1,290	1,290
Additional paid-in capital	365,949	365,778
Accumulated other comprehensive loss	(25,479)	(18,136)
Retained earnings	1,176,713	1,145,445
Less treasury stock, 12,161,090 and 12,709,240 shares at cost	(236,909)	(248,009)
Stockholders' equity attributable to CMC	1,281,564	1,246,368
Stockholders' equity attributable to noncontrolling interests	153	139
Total equity	1,281,717	1,246,507
Total liabilities and stockholders' equity	$3,587,666	$3,441,246
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31,
(in thousands)	2013	2012
Cash flows from (used by) operating activities:
Net earnings	$73,259	$177,272
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	102,164	103,941
Provision for losses on receivables, net	3,349	785
Share-based compensation	13,528	9,196
Amortization of interest rate swaps termination gain	(8,723)	(2,908)
Loss on debt extinguishment	1,502	—
Deferred income taxes (benefit)	44,371	(67,497)
Tax benefits from stock plans	(6)	(58)
Net gain on sale of cost method investment and other	(25,999)	(1,134)
Write-down of inventory	2,310	9,305
Asset impairment	3,434	1,628
Changes in operating assets and liabilities:
Accounts receivable	(12,189)	4,157
Accounts receivable sold (repurchased), net	(2,292)	23,891
Inventories	(32,321)	(8,130)
Other assets	5,128	17,854
Accounts payable, accrued expenses and other payables	(148,030)	(145,900)
Other long-term liabilities	(1,962)	12,433
Net cash flows from (used by) operating activities	17,523	134,835

Cash flows from (used by) investing activities:
Capital expenditures	(63,008)	(82,505)
Proceeds from the sale of property, plant and equipment and other	11,164	11,371
Proceeds from the sale of cost method investment	28,995	—
Decrease in deposit for letters of credit	—	30,404
Net cash flows from (used by) investing activities	(22,849)	(40,730)

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit	395	(59,492)
Short-term borrowings, net change	(25,595)	38,091
Repayments on long-term debt	(63,442)	(63,542)
Proceeds from termination of interest rate swaps	—	52,733
Proceeds from issuance of long-term debt	330,000	—
Payments for debt issuance costs	(4,125)	—
Debt extinguishment costs	(1,502)	—
Stock issued under incentive and purchase plans, net of forfeitures	1,347	1,488
Cash dividends	(41,990)	(41,657)
Tax benefits from stock plans	6	58
Contribution from (purchase of) noncontrolling interests	13	(46)
Net cash flows from (used by) financing activities	195,107	(72,367)

Effect of exchange rate changes on cash	1,066	(10,469)
Increase in cash and cash equivalents	190,847	11,269
Cash and cash equivalents at beginning of year	262,422	222,390
Cash and cash equivalents at end of period	$453,269	$233,659

See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2011	129,060,664	$1,290	$371,616	$59,473	$993,578	(13,526,901)	$(265,532)	$223	$1,160,648
Comprehensive income (loss):
Net earnings					177,269			3	177,272
Other comprehensive loss				(109,067)					(109,067)
Comprehensive income									68,205
Cash dividends					(41,657)				(41,657)
Issuance of stock under incentive and purchase plans, net of forfeitures			(7,682)			441,153	9,170		1,488
Share-based compensation			7,385						7,385
Tax benefits from stock plans			58						58
Purchase of noncontrolling interests			29					(75)	(46)
Balance, May 31, 2012	129,060,664	$1,290	$371,406	$(49,594)	$1,129,190	(13,085,748)	$(256,362)	$151	$1,196,081

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2012	129,060,664	$1,290	$365,778	$(18,136)	$1,145,445	(12,709,240)	$(248,009)	$139	$1,246,507
Comprehensive income:
Net earnings					73,258			1	73,259
Other comprehensive loss				(7,343)					(7,343)
Comprehensive income									65,916
Cash dividends					(41,990)				(41,990)
Issuance of stock under incentive and purchase plans, net of forfeitures			(9,753)			548,150	11,100		1,347
Share-based compensation			9,918						9,918
Tax benefits from stock plans			6						6
Contribution from noncontrolling interests								13	13
Balance, May 31, 2013	129,060,664	$1,290	$365,949	$(25,479)	$1,176,713	(12,161,090)	$(236,909)	$153	$1,281,717
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission ("SEC") for the year ended August 31, 2012, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods indicated. Certain amounts in fiscal 2012 have been reclassified to conform to the fiscal 2013 presentation. These notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended August 31, 2012. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements In the first quarter of 2013, the Company adopted guidance issued by the Financial Accounting Standards Board ("FASB") on disclosure requirements for the presentation of comprehensive income (loss). This guidance requires entities to report components of comprehensive income (loss) in either (1) a continuous statement of comprehensive income (loss) or (2) two separate but consecutive statements. As a result of the adoption, the Company's financial statements now include a separate consolidated statement of comprehensive income (loss) immediately following the consolidated statements of operations.

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

In April 2013, the FASB issued guidance requiring an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The new guidance is effective prospectively for entities that determine liquidation is imminent during fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

In February 2013, the FASB issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income (loss), including (1) changes in accumulated other comprehensive income (loss) balances by component and (2) significant items reclassified out of accumulated other comprehensive income (loss) and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2012. The Company does not expect the adoption of these disclosure requirements to have a material impact on its consolidated financial statements.

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
NOTE 2. SALES OF ACCOUNTS RECEIVABLE

The Company has a domestic sale of accounts receivable program which expires on December 26, 2014. Under the program, the Company periodically contributes, and several of its subsidiaries periodically sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. Depending on the Company's level of financing needs, CMCRV sells the trade accounts receivable in their entirety to two third-party financial institutions. The third-party financial institutions advance up to a maximum of $200 million for all receivables, and the remaining portion due to the Company is deferred until the ultimate collection of the underlying receivables. The Company accounts for sales to the financial institutions as true sales, and the cash advances for receivables are removed from the consolidated balance sheets and are reflected as cash provided by operating activities. Additionally, the receivables program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 8, Credit Arrangements.

At May 31, 2013 and August 31, 2012, the Company sold $408.2 million and $406.9 million of receivables, respectively, to the third-party financial institutions and received $35.0 million and $10.0 million, respectively, as advance payments. The remaining amounts of $373.2 million and $396.9 million, respectively, are the deferred purchase prices and are included in trade receivables on the Company's consolidated balance sheets.

In addition to the domestic sale of accounts receivable program described above, the Company's international subsidiaries in Europe and Australia periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to the Company's creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements and removed from the consolidated balance sheets were $67.8 million and $95.1 million as of May 31, 2013 and August 31, 2012, respectively. The Australian program contains financial covenants in which the subsidiary must meet certain coverage and tangible net worth levels. At May 31, 2013, the Australian subsidiary was not in compliance with these covenants. The Company provided a guarantee of the Australian subsidiary's performance which resulted in the financial covenants being waived at May 31, 2013.

During the nine months ended May 31, 2013 and 2012, proceeds from the domestic and international sales of receivables were $828.6 million and $1.5 billion, respectively, and cash payments to the owners of receivables were $830.9 million and $1.5 billion, respectively. The Company is responsible for servicing the receivables for a nominal servicing fee. Discounts on domestic and international sales of accounts receivable were $1.0 million and $3.1 million for the three and nine months ended May 31, 2013, respectively, and $1.6 million and $5.1 million for the three and nine months ended May 31, 2012, respectively. These discounts primarily represent the cost of funds and are included in selling, general and administrative expenses in the Company's consolidated statements of operations.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in-first-out ("LIFO") method. LIFO inventory reserves were $221.6 million and $261.8 million at May 31, 2013 and August 31, 2012, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in-first-out ("FIFO") method.

At May 31, 2013 and August 31, 2012, 45% and 55%, respectively, of the Company's total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to CMC Poland Sp. z o.o. ("CMCP") (formerly CMC Zawiercie S.A. or CMCZ) and certain marketing and distribution businesses.

The majority of the Company's inventories are in the form of finished goods with minimal work in process. At May 31, 2013 and August 31, 2012, $101.1 million and $68.0 million, respectively, were in the form of raw materials.
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at August 31, 2012	$7,267	$295	$57,144	$2,685	$9,506	$76,897
Foreign currency translation	—	—	—	18	(562)	(544)
Balance at May 31, 2013	$7,267	$295	$57,144	$2,703	$8,944	$76,353

The total gross carrying amounts of the Company's intangible assets that are subject to amortization was $43.4 million and $44.3 million at May 31, 2013 and August 31, 2012, respectively, and are included in other noncurrent assets on the Company's consolidated balance sheets. Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets was $1.2 million and $3.7 million for the three and nine months ended May 31, 2013, respectively, and $1.5 million and $4.5 million for the three and nine months ended May 31, 2012, respectively.
NOTE 5. SEVERANCE

The Company recorded severance cost of $2.8 million and $4.3 million during the three and nine months ended May 31, 2013, respectively. The severance cost recorded during fiscal 2013 was not individually material to any of the Company's business segments. During the three and nine months ended May 31, 2012, the Company recorded severance cost of $1.0 million and $23.3 million, respectively. The severance cost recorded during fiscal 2012 primarily related to the Company's discontinued operations. See Note 7, Discontinued Operations, for additional details.
NOTE 6. DISPOSITIONS

During the first quarter of fiscal 2013, the Company completed the sale of its 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million. The Trinecke investment was included in the International Marketing and Distribution segment. During the first quarter of fiscal 2012, the Company completed the sale of two properties that were previously joist and deck locations.
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

As of May 31, 2013, the assets of discontinued operations are included in other current assets on the Company's consolidated balance sheets. Financial information for discontinued operations was as follows:

(in thousands)	May 31, 2013	August 31, 2012
Current assets	$3,840	$6,601

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2013	2012	2013	2012
Revenue	$—	$6,545	$—	$30,547
Earnings (loss) before taxes	1	2,429	343	(22,780)
NOTE 8. CREDIT ARRANGEMENTS

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 15, 2023 (the “2023 Notes”) and received proceeds of $325.0 million, net of underwriting discounts and debt issuance costs. The Company intends to use the proceeds from the 2023 Notes to purchase any and all of its outstanding $200.0 million of 5.625% Notes due 2013 (the “2013 Notes”) and for general corporate purposes. Interest on the 2023 Notes is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2013. The Company may, at any time, redeem the 2023 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make-whole” premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, holders of the 2023 Notes may require the Company to repurchase the 2023 Notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The Company is generally not limited under the indenture governing the 2023 Notes in its ability to incur additional indebtedness provided the Company is in compliance with certain restrictive covenants, including restrictions on liens, sale and leaseback transactions, mergers, consolidations and transfers of substantially all of the Company's assets.

On May 6, 2013, the Company commenced a cash tender offer to purchase any and all of its outstanding 2013 Notes at 102.45% of par. During May 2013, the Company accepted for purchase approximately $60 million of the outstanding principal amount of its 2013 Notes. As a result of the cash tender offer, the Company recognized expenses of approximately $1.5 million related to tender and consent premiums and loss on early extinguishment of debt, all of which are included in selling, general and administrative expenses in the consolidated statements of operations for the three and nine months ended May 31, 2013. Unamortized debt issuance costs associated with the partial repurchase of the 2013 Notes were not material as of May 31, 2013.

On May 20, 2013, the Company provided notice of its election to redeem all of the remaining $140 million outstanding principal amount of its 2013 Notes at 100% of par, plus a make-whole premium, as defined, and accrued and unpaid interest. On June 19, 2013, the Company purchased all of the remaining 2013 Notes outstanding and recognized expenses of approximately $3.1 million related to loss on early extinguishment of debt, write-off of unamortized debt issuance costs, discounts and premiums related to the 2013 Notes.

On December 27, 2011, the Company entered into a third amended and restated $300 million revolving credit facility that matures on December 27, 2016. The maximum availability under this facility can be increased to $400 million with the consent of both parties. The program's capacity, with a sublimit of $50 million for letters of credit, is reduced by outstanding stand-by letters of credit which totaled $31.9 million at May 31, 2013. Under the credit facility, the Company was required to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 3.00 to 1.00 for the twelve month cumulative period ended November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At May 31, 2013, the Company's interest coverage ratio was 5.57 to 1.00. The credit facility also requires the Company to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At May 31, 2013, the Company's debt to capitalization ratio was 0.55 to 1.00. The credit facility provides for interest based on the LIBOR, the Eurodollar rate or Bank of America's prime rate.

At May 31, 2013, the Company was in compliance with all covenants related to its debt agreements.

During the third quarter of fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $53 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At May 31, 2013, the unamortized portion was $38.2 million, and for the three and nine months ended May 31, 2013, the amortization of the deferred gain was $2.9 million and $8.7 million, respectively.

The Company has uncommitted credit facilities available from domestic and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of May 31, 2013	May 31, 2013	August 31, 2012
$200 million notes at 5.625% due November 2013	2.8%	$141,886	$204,873
$400 million notes at 6.50% due July 2017	5.7%	412,261	414,491
$500 million notes at 7.35% due August 2018	6.4%	524,086	527,554
$330 million notes at 4.875% due May 2023	4.9%	330,000	—
Other, including equipment notes		13,510	14,407
		1,421,743	1,161,325
Less current maturities		144,162	4,252
		$1,277,581	$1,157,073
 Interest on these notes is payable semiannually.

CMCP has uncommitted credit facilities of $73.4 million with several banks with expiration dates ranging from September 30, 2013 to March 31, 2014. At May 31, 2013, no amounts were outstanding under these facilities. The weighted average interest rate on these facilities was 4.57% at May 31, 2013.

The Company had no material amounts of interest capitalized in the cost of property, plant and equipment during the periods presented. Interest of $7.5 million and $45.8 million was paid during the three and nine months ended May 31, 2013, respectively, and $5.2 million and $39.8 million during the three and nine months ended May 31, 2012, respectively.
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

At May 31, 2013, the Company's notional value of its foreign currency contract commitments was $307 million.

The following table provides information regarding the Company's commodity contract commitments as of May 31, 2013:

Commodity	Long/Short	Total
Aluminum	Long	4,052	MT
Aluminum	Short	375	MT
Copper	Long	986	MT
Copper	Short	5,024	MT
Zinc	Long	22	MT

MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three and nine months ended May 31, 2013 and 2012. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of operations:

		Three Months Ended May 31,		Nine Months Ended May 31,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2013	2012	2013	2012
Commodity	Cost of goods sold	$1,469	$5,737	$1,775	$5,978
Foreign exchange	Net sales	23	(18)	12	(199)
Foreign exchange	Cost of goods sold	3	—	3	(537)
Foreign exchange	SG&A expenses	1,336	1,173	4,216	479
Other	Cost of goods sold	4	—	9	—
Gain (loss) before taxes		$2,835	$6,892	$6,015	$5,721

The Company's fair value hedges are designated for accounting purposes with gains and losses on the hedged items offsetting the gain or loss on the related derivative transaction. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2013	2012	2013	2012
Foreign exchange	Net sales	$38	$—	$(190)	$—
Foreign exchange	Cost of goods sold	2,291	—	2,839	—
Foreign exchange	SG&A expenses	—	5,805	—	4,255
Interest rate	Interest expense	—	(6,613)	—	10,561
Gain (loss) before taxes		$2,329	$(808)	$2,649	$14,816

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2013	2012	2013	2012
Foreign exchange	Net sales	$(19)	$—	$232	$—
Foreign exchange	Cost of goods sold	(2,291)	—	(2,839)	—
Foreign exchange	SG&A expenses	—	(5,805)	—	(4,255)
Interest rate	Interest expense	—	6,613	—	(10,561)
Gain (loss) before taxes		$(2,310)	$808	$(2,607)	$(14,816)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Commodity	$(193)	$(22)	$(192)	$(3)
Foreign exchange	(17)	(1,001)	356	(2,629)
Gain (loss), net of taxes	$(210)	$(1,023)	$164	$(2,632)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2013	2012	2013	2012
Commodity	Cost of goods sold	$(62)	$3	$(56)	$18
Foreign exchange	Net sales	80	40	141	(1,153)
Foreign exchange	Cost of goods sold	(37)	—	13	—
Foreign exchange	SG&A expenses	(47)	(116)	29	(277)
Interest rate	Interest expense	110	102	313	305
Gain (loss), net of taxes		$44	$29	$440	$(1,107)

The Company's derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets:

Derivative Assets (in thousands)	May 31, 2013	August 31, 2012
Commodity — not designated for hedge accounting	$823	$407
Foreign exchange — designated for hedge accounting	2,635	670
Foreign exchange — not designated for hedge accounting	1,456	798
Derivative assets (other current assets and other assets)*	$4,914	$1,875

Derivative Liabilities (in thousands)	May 31, 2013	August 31, 2012
Commodity — designated for hedge accounting	$130	$2
Commodity — not designated for hedge accounting	1,418	993
Foreign exchange — designated for hedge accounting	542	1,272
Foreign exchange — not designated for hedge accounting	2,002	1,248
Other — not designated for hedge accounting	—	32
Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$4,092	$3,547
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of May 31, 2013, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	May 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$282,787	$282,787	$—	$—
Commodity derivative assets (2)	823	823	—	—
Foreign exchange derivative assets (2)	4,091	—	4,091
Liabilities:
Commodity derivative liabilities (2)	1,548	1,418	130	—
Foreign exchange derivative liabilities (2)	2,544	—	2,544	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$172,462	$172,462	$—	$—
Commodity derivative assets (2)	407	407	—	—
Foreign exchange derivative assets (2)	1,468	—	1,468	—
Liabilities:
Commodity derivative liabilities (2)	995	993	2	—
Foreign exchange derivative liabilities (2)	2,520	—	2,520	—
Other derivative liabilities (2)	32	—	32	—
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

Fair value of property, plant and equipment held for sale (Level 3) was $3.8 million based on appraised values less costs to sell at May 31, 2013. CMC does not have other assets or intangible assets measured at fair value on a non-recurring basis at May 31, 2013. Impairment charges for property, plant and equipment were $3.4 million for the nine months ended May 31, 2013.

The carrying values of the Company's short-term items, including the deferred purchase prices of accounts receivable, documentary letters of credit and notes payable approximate fair value due to their short term nature.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value are as follows:

		May 31, 2013		August 31, 2012
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
$200 million notes at 5.625% due November 2013 (1)	Level 2	$141,886	$145,148	$204,873	$212,413
$400 million notes at 6.50% due July 2017 (1)	Level 2	412,261	447,453	414,491	434,991
$500 million notes at 7.35% due August 2018 (1)	Level 2	524,086	579,755	527,554	559,894
$330 million notes at 4.875% due May 2023 (1)	Level 2	330,000	316,800	—	—

(1) The fair value of the notes is calculated based on indicated market values.
NOTE 11. INCOME TAX

The Company's effective income tax rate from continuing operations for the three and nine months ended May 31, 2013 was 48.3% and 38.1%, respectively, compared with 16.1% and (61.1)% for the three and nine months ended May 31, 2012, respectively. The Company's effective tax rate from discontinued operations for the three and nine months ended May 31, 2013 was 0.0% and 35.0%, respectively, compared with 33.4% and 35.6% for the three and nine months ended May 31, 2012, respectively.

The increase in the effective tax rate to 48.3% for the three months ended May 31, 2013 compared to 16.1% for the three months ended May 31, 2012 is due to a change in the mix and amount of pre-tax income in the jurisdictions in which the Company operates. Additionally, during the three and nine months ended May 31, 2012 the Company recorded a tax benefit of $11.5 million related to federal and state research and development tax credits for fiscal years 2008 through 2011.

During the first quarter of fiscal 2012, the Company recognized a tax loss in the amount of $291 million related to its investment in its former Croatian subsidiary. As a result of this loss, a tax benefit of $102.1 million was recorded in continuing operations in the first quarter of 2012. The Company reported and disclosed the investment loss on its U.S. tax return as ordinary worthless stock and bad debt deductions. This tax benefit was the primary reason for the variance from the statutory tax rate of 35%.

The Company received net refunds of $561 thousand and made net payments of $17.2 million for income taxes during the nine months ended May 31, 2013 and 2012, respectively.

The reserve for unrecognized tax benefits related to the accounting for uncertainty in income taxes was $27.4 million and $20.7 million, exclusive of interest and penalties, as of May 31, 2013 and 2012, respectively.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as tax expense and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three and nine months ended May 31, 2013, before any tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized tax benefits.

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

US Federal — 2008 and forward
US States — 2008 and forward
Foreign — 2005 and forward

The Company is currently under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of May 31, 2013 sufficiently reflect the anticipated outcome of these examinations.

NOTE 12. SHARE-BASED COMPENSATION PLANS

Restricted stock units ("RSUs") and performance stock units ("PSUs") totaling 1.6 million and 0.5 million, respectively, were granted during the nine months ended May 31, 2013 and 2012, respectively, at a weighted-average fair value of $13.44 and $10.64, respectively. The Company granted 0.2 million and 0.8 million in stock appreciation rights ("SARs") at a weighted average exercise price of $14.25 and $11.63 during the nine months ended May 31, 2013 and 2012, respectively. The RSUs, PSUs and SARs granted during fiscal 2013 and 2012 will vest over a period of three years.

Total share-based compensation expense recognized as a component of selling, general and administrative expenses was $5.5 million and $13.5 million for the three and nine months ended May 31, 2013, respectively, and $3.2 million and $9.2 million for the three and nine months ended May 31, 2012, respectively.

Share-Based Liability Awards The Company granted 234,109 and 1,132,204 equivalent shares of cash-settled RSUs, PSUs and stock appreciation rights ("SARs") during the nine months ended May 31, 2013 and 2012, respectively. The PSUs vest upon the achievement of performance goals and objectives of the Company over the performance period. The RSUs and SARs vest over a three year period. The Company has accounted for these cash-settled awards as a liability and the value is adjusted to the current share price of CMC's common stock at each reporting period. As of May 31, 2013, the Company had 1,450,373 equivalent shares in awards outstanding. The Company expects 1,103,108 equivalent shares to vest.
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
NOTE 14. EARNINGS PER SHARE ATTRIBUTABLE TO CMC

In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. The reconciliation of the denominators of the earnings per share calculations is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Shares outstanding for basic earnings per share	116,845,542	115,946,691	116,589,382	115,726,793
Effect of dilutive securities:
Share-based incentive/purchase plans	858,048	988,149	867,374	1,015,800
Shares outstanding for diluted earnings per share	117,703,590	116,934,840	117,456,756	116,742,593

At May 31, 2013 and 2012, SARs with total share commitments of 1.7 million and 2.1 million, respectively, were antidilutive and therefore were excluded from the calculation of diluted earnings per share. All stock options and SARs expire by 2020.
CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
The Company did not purchase any shares during the first nine months of 2013 and had remaining authorization to purchase 8,259,647 shares of its common stock at May 31, 2013.
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

Guarantees During the fourth quarter of 2012, the Company entered into a guarantee agreement with a bank in connection with a credit facility granted by the bank to a supplier of the Company. The fair value of the guarantee is negligible. The maximum credit facility with the bank was $4.0 million, and the Company's maximum exposure was $4.0 million as of May 31, 2013.
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

The Company structures its business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. The Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. The Americas Mills segment includes the Company's five domestic steel minimills, two scrap metal shredders and nine processing facilities that directly support these mills, and the Company's domestic copper tube minimill. The Americas Fabrication segment consists of the Company's rebar and structural fabrication operations, fence post manufacturing plants, construction-related product facilities and plants that heat-treat steel to strengthen and provide flexibility. The International Mill segment includes the Company's minimill and the Company's recycling and fabrication operations in Poland. The International Marketing and Distribution segment includes international operations for the sale, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes the Company's U.S.-based marketing and distribution divisions and also operates a recycling facility in Singapore. Corporate contains expenses of the Company's corporate headquarters and interest expense related to its long-term public debt.

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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended May 31, 2013
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$300,866	$315,185	$380,629	$200,750	$592,988	$3,888	$—	$1,794,306
Intersegment sales	40,877	188,507	3,171	2	816	—	(233,373)	—
Net sales	341,743	503,692	383,800	200,752	593,804	3,888	(233,373)	1,794,306
Adjusted operating profit (loss)	3,155	47,511	13,499	(3,831)	7,728	(14,834)	2,524	55,752

	Three Months Ended May 31, 2012
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$364,195	$343,700	$375,097	$246,553	$677,859	$(675)	$—	$2,006,729
Intersegment sales	48,217	221,425	4,229	5,285	5,549	—	(284,705)	—
Net sales	412,412	565,125	379,326	251,838	683,408	(675)	(284,705)	2,006,729
Adjusted operating profit (loss)	3,895	59,285	199	1,277	23,346	(20,110)	(122)	67,770

	Nine Months Ended May 31, 2013
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$909,372	$907,303	$1,047,765	$596,450	$1,841,968	$10,348	$—	$5,313,206
Intersegment sales	135,706	569,432	10,593	6,134	10,360	—	(732,225)	—
Net sales	1,045,078	1,476,735	1,058,358	602,584	1,852,328	10,348	(732,225)	5,313,206
Adjusted operating profit (loss)	9,892	148,802	19,879	(7,108)	51,837	(51,398)	780	172,684
Total assets*	272,678	665,405	649,338	456,093	868,978	1,215,106	(543,772)	3,583,826

	Nine Months Ended May 31, 2012
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$1,114,185	$1,032,891	$988,840	$715,651	$2,094,050	$4,676	$—	$5,950,293
Intersegment sales	132,676	583,615	11,847	49,458	22,784	—	(800,380)	—
Net sales	1,246,861	1,616,506	1,000,687	765,109	2,116,834	4,676	(800,380)	5,950,293
Adjusted operating profit (loss)	31,100	171,617	(17,150)	17,691	45,799	(64,314)	(8,613)	176,130
Total assets at August 31, 2012*	285,136	676,909	629,970	529,160	870,933	961,654	(519,117)	3,434,645

* Excludes total assets from discontinued operations of $3.8 million at May 31, 2013 and $6.6 million at August 31, 2012.

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings from continuing operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2013	2012	2013	2012
Earnings from continuing operations	$18,962	$39,066	$73,036	$191,940
Income taxes (benefit)	17,737	7,488	44,969	(72,824)
Interest expense	18,043	19,605	51,557	51,945
Discounts on sales of accounts receivable	1,010	1,611	3,122	5,069
Adjusted operating profit from continuing operations	55,752	67,770	172,684	176,130

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
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended August 31, 2012.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended May 31,		Increase (Decrease)	Nine Months Ended May 31,		Increase (Decrease)
(in thousands)	2013	2012	%	2013	2012	%
Net sales*	$1,794,306	$2,006,729	(11)%	$5,313,206	$5,950,293	(11)%
Earnings from continuing operations	18,962	39,066	(51)%	73,036	191,940	(62)%
Adjusted EBITDA	89,277	104,257	(14)%	275,502	255,084	8%
_______________________________________
* Excludes divisions classified as discontinued operations.

In the table above, we have included a financial statement measure that was not derived in accordance with United States generally accepted accounting principles ("GAAP"). We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization, impairment charges and net earnings attributable to noncontrolling interests) as a non-GAAP financial measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization, as well as impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. We also exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments, our ability to pay our current debt obligations as they mature and as a tool to calculate possible future levels of leverage capacity. Adjusted EBITDA is also the target benchmark for our annual and long-term cash incentive performance plans for management and part of a debt compliance test in certain of our debt agreements. Adjusted EBITDA may be inconsistent with similar measures presented by other companies. Reconciliations of net earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended May 31,		Increase (Decrease)	Nine Months Ended May 31,		Increase (Decrease)
(in thousands)	2013	2012	%	2013	2,012%
Earnings from continuing operations	$18,962	$39,066	(51)%	$73,036	$191,940	(62)%
Loss (earnings) attributable to noncontrolling interests	1	(1)	—%	(1)	(3)	(67)%
Interest expense	18,043	19,605	(8)%	51,557	51,945	(1)%
Income taxes (benefit) from continuing operations	17,737	7,488	137%	44,969	(72,824)	(162)%
Depreciation, amortization and impairment charges	34,533	34,790	—%	105,598	103,391	2%
Adjusted EBITDA from continuing operations	89,276	100,948	(12)%	275,159	274,449	—%
Adjusted EBITDA from discontinued operations	1	3,309	(100)%	343	(19,365)	(102)%
Adjusted EBITDA	$89,277	$104,257	(14)%	$275,502	$255,084	8%
Our adjusted EBITDA does not include interest expense, income taxes, depreciation, amortization and impairment charges or net earnings attributable to noncontrolling interests. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Impairment charges, when necessary, accelerate the write-off of fixed assets that otherwise would have been accomplished by periodic depreciation charges. Additionally, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings (loss) determined in accordance with GAAP, as well as adjusted EBITDA, to evaluate our performance. Further, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.

The following are the significant factors that impacted our financial performance during the third quarter of 2013 compared with the same period during fiscal 2012:

- Our sales for the third quarter of 2013 were down across most of our segments, with the International Marketing and Distribution segment having the most significant sales decline when compared to the third quarter of 2012.

- Our International Marketing and Distribution segment's net sales declined $89.6 million or 13% and adjusted operating profit decreased $15.6 million during the third quarter of 2013 as compared to the prior year's third quarter. Decreased revenues and margins in our raw materials business and losses from our Australian operations adversely affected this segment's results.

- Our International Mill segment's net sales decreased 20% and adjusted operating profit decreased $5.1 million to an adjusted operating loss of $3.8 million during the third quarter of 2013 as compared to the prior year's third quarter. The decline in adjusted operating profit is primarily due to a 13% or 49 thousand ton decrease in shipment volumes.

- Partially offsetting these declines, our Americas Fabrication segment's net sales increased $4.5 million and adjusted operating profit improved $13.3 million during the third quarter of fiscal year 2013 as compared to the prior year's third quarter. This operating improvement is mostly due to expanding margins on the heels of declining raw material input prices.
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
The following table shows net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2013	2012	2013	2012
Net sales:
Americas Recycling	$341,743	$412,412	$1,045,078	$1,246,861
Americas Mills	503,692	565,125	1,476,735	1,616,506
Americas Fabrication	383,800	379,326	1,058,358	1,000,687
International Mill	200,752	251,838	602,584	765,109
International Marketing and Distribution	593,804	683,408	1,852,328	2,116,834
Corporate	3,888	(675)	10,348	4,676
Eliminations	(233,373)	(284,705)	(732,225)	(800,380)
	$1,794,306	$2,006,729	$5,313,206	$5,950,293
Adjusted operating profit (loss):
Americas Recycling	$3,155	$3,895	$9,892	$31,100
Americas Mills	47,511	59,285	148,802	171,617
Americas Fabrication	13,499	199	19,879	(17,150)
International Mill	(3,831)	1,277	(7,108)	17,691
International Marketing and Distribution	7,728	23,346	51,837	45,799
Corporate	(14,834)	(20,110)	(51,398)	(64,314)
Eliminations	2,524	(122)	780	(8,613)
Adjusted operating profit from Continuing Operations	55,752	67,770	172,684	176,130
Discontinued Operations	1	2,622	343	(21,543)
Adjusted operating profit	$55,753	$70,392	$173,027	$154,587

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

The International Mill segment exclusively uses the FIFO inventory valuation method and thus is not included in this table:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2013	2012	2013	2012
Americas Recycling	$4,740	$(2,991)	$6,133	$2,951
Americas Mills	1,331	(662)	2,888	(1,209)
Americas Fabrication	3,729	(1,443)	11,452	11,585
International Marketing and Distribution	6,700	513	19,745	4,036
Consolidated pre-tax LIFO (expense) income	$16,500	$(4,583)	$40,218	$17,363

BUSINESS SEGMENT RESULTS

Americas Recycling Adjusted operating profit decreased during the third quarter of 2013 as compared to the prior year's third quarter as ferrous selling prices declined 6% to $331 per ton when compared to the third quarter of fiscal 2012. Additionally, ferrous and nonferrous margins were lower in this year's third quarter when compared to the prior year's third quarter. LIFO increased $7.7 million to LIFO income of $4.7 million in the third quarter of fiscal 2013, from LIFO expense of $3.0 million in the third quarter of fiscal 2012. We exported 6% and 8% of our ferrous scrap tonnage during the third quarter of 2013 and 2012, respectively, and 23% and 35% of our nonferrous scrap tonnage during the third quarter of 2013 and 2012, respectively.

The following table reflects our Americas Recycling segment's average selling prices per ton and tons shipped (in thousands):

	Three Months Ended May 31,		Increase (Decrease)		Nine Months Ended May 31,		Increase (Decrease)
	2013	2012	Amount	%	2013	2012	Amount	%
Average ferrous selling price	$331	$354	$(23)	(6)%	$329	$356	$(27)	(8)%
Average nonferrous selling price	$2,735	$2,867	$(132)	(5)%	$2,784	$2,880	$(96)	(3)%
Ferrous tons shipped	532	588	(56)	(10)%	1,550	1,676	(126)	(8)%
Nonferrous tons shipped	56	60	(4)	(7)%	174	181	(7)	(4)%
Total tons shipped	588	648	(60)	(9)%	1,724	1,857	(133)	(7)%

Americas Mills We include our five domestic steel mills, the scrap locations which directly support the steel mills, and our copper tube minimill in our Americas Mills segment.

Within the segment, adjusted operating profit for our five domestic steel mills was $46.5 million for the third quarter of 2013 as compared to adjusted operating profit of $62.6 million for the third quarter of 2012. Billet shipments declined during the third quarter of fiscal 2013 compared to the same quarter in the prior year. However, our rebar shipments during this year's third quarter were up when compared to the prior year's third quarter. In addition, during this year's third quarter we experienced lower margins on our merchant products due to import pressure, although our rebar margins improved as compared to the prior year's third quarter. Conversion costs during the third quarter of fiscal 2013 improved 1% compared to the third quarter of fiscal 2012.

The table below reflects our domestic steel mills' operating statistics (in thousands) and average prices per short ton:

	Three Months Ended May 31,		Increase (Decrease)		Nine Months Ended May 31,		Increase (Decrease)
	2013	2012	Amount	%	2013	2012	Amount	%
Tons melted	617	664	(47)	(7)%	1,815	1,938	(123)	(6)%
Tons rolled	594	581	13	2%	1,731	1,672	59	4%
Tons shipped	640	695	(55)	(8)%	1,908	1,980	(72)	(4)%
Average mill selling price (finished goods)	$680	$738	$(58)	(8)%	$687	$741	$(54)	(7)%
Average mill selling price (total sales)	671	715	(44)	(6)%	674	716	(42)	(6)%
Average cost of ferrous scrap consumed	352	393	(41)	(10)%	347	390	(43)	(11)%
Average metal margin	319	322	(3)	(1)%	327	326	1	—%
Average ferrous scrap purchase price	306	352	(46)	(13)%	302	349	(47)	(13)%

Our copper tube minimill recorded an adjusted operating profit of $1.0 million during the third quarter of 2013 as compared to an adjusted operating loss of $3.3 million during the third quarter of 2012. The results were impacted by LIFO income of $3.1 million in the third quarter of 2013 as compared to LIFO expense of $3.7 million in the third quarter of 2012.

The table below reflects our copper tube minimill's operating statistics:

	Three Months Ended May 31,		Increase (Decrease)		Nine Months Ended May 31,		Increase (Decrease)
(pounds in millions)	2013	2012	Amount	%	2013	2012	Amount	%
Pounds shipped	11.4	11.1	0.3	3%	31.5	29.8	1.7	6%
Pounds produced	8.1	10.7	(2.6)	(24)%	24.9	27.8	(2.9)	(10)%

Americas Fabrication This segment recorded an adjusted operating profit of $13.5 million for this year's third quarter, marking a significant improvement over the prior year's third quarter adjusted operating profit of $0.2 million. The operating improvement compared with the prior year's third quarter is mostly due to expanding margins on the heels of declining raw material input prices. Shipments declined 7% in this year's third quarter compared to the third quarter of fiscal 2012. LIFO increased $5.1 million to LIFO income of $3.7 million in the third quarter of fiscal 2013, from LIFO expense of $1.4 million in the third quarter of fiscal 2012. The composite average fabrication selling price was $946 per ton during the third quarter of 2013, up from $906 per ton during the third quarter of 2012.

The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended May 31,		Increase (Decrease)		Nine Months Ended May 31,		Increase (Decrease)
Average selling price (excluding stock and buyout sales)	2013	2012	Amount	%	2013	2012	Amount	%
Rebar	$904	$867	$37	4%	$901	$857	$44	5%
Structural	2,690	2,256	434	19%	2,539	2,303	236	10%
Post	913	965	(52)	(5)%	918	953	(35)	(4)%

	Three Months Ended May 31,		Increase (Decrease)		Nine Months Ended May 31,		Increase (Decrease)
Tons shipped (in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Rebar	234	255	(21)	(8)%	663	660	3	—%
Structural	13	15	(2)	(13)%	40	43	(3)	(7)%
Post	30	28	2	7%	75	72	3	4%

International Mill During the third quarter of 2013, this segment had an adjusted operating loss of $3.8 million, compared with an adjusted operating profit of $1.3 million in the prior year's third quarter. Volumes declined 13%, or approximately 49 thousand tons, primarily related to our merchant and wire rod products. International Mill selling prices also declined $42 per ton to $582 per ton during the third quarter of 2013. However, the adjusted operating loss for the third quarter of fiscal 2013 narrowed when compared to the second quarter of this fiscal year on better shipments and improving margins. The lack of meaningful market improvements across Europe continued to challenge this segment. Our mill ran at 68% utilization in the third quarter of 2013 as compared to 82% utilization for the third quarter of 2012. Shipments in the third quarter of 2013 included approximately 12 thousand tons of billets, compared to approximately 36 thousand tons of billets, in the third quarter of the prior year.

The table below reflects our International Mill's operating statistics (in thousands) and average prices per short ton:

	Three Months Ended May 31,		Increase (Decrease)		Nine Months Ended May 31,		Increase (Decrease)
	2013	2012	Amount	%	2013	2012	Amount	%
Tons melted	320	400	(80)	(20)%	979	1,234	(255)	(21)%
Tons rolled	294	343	(49)	(14)%	875	1,052	(177)	(17)%
Tons shipped	325	374	(49)	(13)%	947	1,164	(217)	(19)%
Average mill selling price (total sales)	$582	$624	$(42)	(7)%	$596	$613	$(17)	(3)%
Average ferrous scrap production cost	348	411	(63)	(15)%	369	396	(27)	(7)%
Average metal margin	234	213	21	10%	227	217	10	5%
Average ferrous scrap purchase price	277	330	(53)	(16)%	299	323	(24)	(7)%

International Marketing and Distribution During the third quarter of 2013, this segment reported a decrease in net sales of 13% and reported an adjusted operating profit of $7.7 million, compared to an adjusted operating profit of $23.3 million in the third quarter of 2012. Decreased revenues and margins in our raw materials business and losses from our Australian operations adversely affected this segment's results. Overall weakness in global markets we serve continue to negatively impact this segment's results.

Corporate Our corporate expenses for the three months ended May 31, 2013 were $14.8 million, compared to $20.1 million for the three months ended May 31, 2012. The reduction in corporate expenses is a result of our continued cost containment initiatives when compared to the prior year's third quarter.

Interest Expense Our interest expense decreased by $1.6 million to $18.0 million during the third quarter of 2013 as compared to the third quarter of 2012 primarily due to the settlement of our interest rate swap transactions. During the third quarter of 2012, the Company terminated its interest rate swap transactions and received cash proceeds of approximately $53 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches.

Income Taxes Our effective income tax rate from continuing operations for the three and nine months ended May 31, 2013 was 48.3% and 38.1%, respectively, compared with 16.1% and (61.1)% for the three and nine months ended May 31, 2012, respectively. The increase in the effective tax rate to 48.3% for the three months ended May 31, 2013 compared to 16.1% for the three months ended May 31, 2012 is due to a change in the mix and amount of pre-tax income in the jurisdictions in which the Company operates. Additionally, during the three and nine months ended May 31, 2012 the Company recorded a tax benefit of $11.5 million related to federal and state research and development tax credits for fiscal years 2008 through 2011. Our effective tax rates can be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in the rate. Additionally, our rate for the nine months ended May 31, 2012 was impacted by a tax benefit of $102.1 million related to ordinary worthless stock and bad debt deductions associated with the Company's former Croatian subsidiary.

DISCONTINUED OPERATIONS DATA

Adjusted operating profit from discontinued operations was not material in the third quarter of 2013, compared to an adjusted operating profit of $2.6 million in the third quarter of 2012. During the first quarter of fiscal 2012, we announced our decision to exit the steel pipe manufacturing operations in Croatia ("CMCS") by closure of the facility and sale of the assets. We determined that the decision to exit this business met the definition of a discontinued operation. CMCS shipped its remaining production orders during the third quarter of 2012, and the results of CMCS primarily relate to the liquidation of inventory. Discontinued operations, primarily consisting of CMCS, reported an adjusted operating loss of $21.5 million, including $18.0 million of severance expense, in the nine months ended May 31, 2012. We sold a majority of CMCS' assets during fiscal 2012.

The remaining assets were sold during the first quarter of fiscal 2013 for $3.9 million with no impact on the consolidated statement of operations.
OUTLOOK

Operationally, we anticipate results during our fiscal fourth quarter to be similar to our results for the quarter ended May 31, 2013. Non-residential construction in the U.S. is showing some regional improvement but still lacks signs of a broad-based recovery. Sequentially, our International Mill segment should continue to show progress as compared to this year's third quarter, mostly due to improved shipment volumes. With that, we expect recovery in the European markets will continue to lag behind the rest of the globe. Our International Marketing and Distribution segment will be challenged until the global markets in which we operate display sustained improvements.
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

The table below reflects our sources, facilities and availability of liquidity as of May 31, 2013:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$453,269	$ N/A
Revolving credit facility	300,000	268,096
Domestic receivable sales facility	200,000	165,000
International accounts receivable sales facilities	128,619	60,709
Bank credit facilities — uncommitted	105,373	105,373
Notes due from 2013 to 2023	1,370,037	*
Equipment notes	13,509	*

* We believe we have access to additional financing and refinancing, if needed.

All of our notes due from 2013 to 2023 require interest only payments until maturity. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or to refinance these notes when they mature.

CMC Poland Sp. z o.o. ("CMCP") (formerly CMC Zawiercie S.A. or CMCZ) has uncommitted credit facilities of PLN 245 million ($73.4 million) with several banks with expiration dates ranging from September 30, 2013 to March 31, 2014. The Company intends to renew the uncommitted credit facilities upon expiration. At May 31, 2013, no amounts were outstanding under these facilities.

Certain of our financing agreements include various financial covenants. Our $300 million revolving credit facility required us to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 3.00 to 1.00 for the twelve month cumulative period ended November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At May 31, 2013, our interest coverage ratio was 5.57 to 1.00. The credit facility also requires us to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At May 31, 2013, our debt to capitalization ratio was 0.55 to 1.00. The credit facility provides for interest based on the LIBOR, the Eurodollar rate or Bank of America's prime rate. The program's capacity, with a sublimit of $50 million for letters of credit, is reduced by outstanding stand-by letters of credit that totaled $31.9 million at May 31, 2013.

Our foreign operations generated approximately 27% of our revenue during the third quarter of 2013, and as a result, our foreign operations had cash and cash equivalents of approximately $62.6 million at May 31, 2013. Historically, our domestic operations have generated the majority of our cash, which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our domestic operations have access to the $300 million revolving credit facility and the $200 million sale of accounts receivable program described below. It is the Company's intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for taxes on repatriated earnings from our non-U.S. subsidiaries.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 48% of total receivables at May 31, 2013.

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

During the first nine months of 2013, we gained $17.5 million of net cash flows provided by operating activities as compared to $134.8 million of net cash flow provided by operating activities during the first nine months of 2012. Significant fluctuations in working capital were as follows:

•
Accounts receivable - Excluding the impacts of our accounts receivable sales program discussed below, accounts receivable decreased during the first nine months of 2013 from lower sales in the third quarter of 2013 as compared to the fourth quarter of 2012. Days' sales outstanding was 48 days and 41 days as of May 31, 2013 and 2012, respectively.

•
Accounts receivable sold (repurchased) - We reduced the use of our accounts receivable sales program during the first nine months of fiscal 2013 as compared to receivable sales during the first nine months of 2012.

•
Inventory - Inventory increased during the first nine months of fiscal 2013 as our sales declined at a faster pace than our production as compared to the first nine months of 2012. Days' sales in inventory was 46 days and 43 days as of May 31, 2013 and 2012, respectively.

During the first nine months of 2013, $22.8 million was used by investing activities as compared to a usage of $40.7 million during the first nine months of 2012. For the nine months ended May 31, 2013, we invested $63.0 million in capital expenditures offset by $29.0 million of cash proceeds as a result of the November 2012 sale of our Trinecke investment and $11.2 million in proceeds from sales of other long-lived assets.

We have revised our capital expenditures program for fiscal 2013 down to a range of $100.0 to $120.0 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

We generated $195.1 million of net cash flows from financing activities during the first nine months of 2013 as compared to using $72.4 million during the first nine months of 2012.

In May 2013, we issued $330.0 million of 4.875% Senior Notes due May 15, 2023 (the “2023 Notes”) and received proceeds of $325.0 million, net of underwriting discounts and debt issuance costs. We intend to use the proceeds from the 2023 Notes to purchase any and all of our outstanding $200.0 million of 5.625% Notes due 2013 (the “2013 Notes”) and for general corporate purposes. Interest on the 2023 Notes is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2013. We may, at any time, redeem the 2023 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make-whole” premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, holders of the 2023 Notes may require us to repurchase the 2023 Notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. We are generally not limited under the indenture governing the 2023 Notes in our ability to incur additional indebtedness provided we are in compliance with certain restrictive covenants, including restrictions on liens, sale and leaseback transactions, mergers, consolidations and transfers of substantially all of our assets. These covenants are not expected to impact our liquidity or capital resources.

On May 6, 2013 we commenced a cash tender offer to purchase any and all of our outstanding 2013 Notes at 102.45% of par. During May 2013, we accepted for purchase approximately $60 million of the outstanding principal amount of our 2013 Notes. As a result of the cash tender offer, we recognized expenses of approximately $1.5 million related to tender and consent premiums and loss on early extinguishment of debt, all of which are included in selling, general and administrative expenses in the consolidated statements of operations for the three and nine months ended May 31, 2013. Unamortized debt issuance costs associated with the partial repurchase of the 2013 Notes were not material as of May 31, 2013.

On May 20, 2013, we provided notice of our election to redeem all of the remaining $140 million outstanding principal amount of our 2013 Notes at 100% of par, plus a make-whole premium, as defined, and accrued and unpaid interest. On June 19, 2013, we purchased all of the remaining 2013 Notes outstanding and recognized expenses of approximately $3.1 million related to loss on early extinguishment of debt, write-off of unamortized debt issuance costs, discounts and premiums related to the 2013 Notes.

For the first nine months of fiscal 2013, we had net short-term borrowings of $25.6 million offset by an increase of $0.4 million in our usage of documentary letters of credit. Our cash dividends remained consistent at approximately $42.0 million for the first nine months of both 2013 and 2012.

Our contractual obligations for the next twelve months of approximately $1.0 billion are expenditures incurred in connection with normal revenue producing activities. We believe our cash flows from operating activities and credit facilities are adequate to fund our ongoing operations and planned capital expenditures.

CONTRACTUAL OBLIGATIONS

The following table represents our contractual obligations as of May 31, 2013:

	Payments Due By Period*
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$1,383,547	$144,162	$6,076	$402,839	$830,470
Interest(2)	461,643	80,171	158,275	135,091	88,106
Operating leases(3)	125,216	36,141	52,383	26,237	10,455
Purchase obligations(4)	1,050,995	695,241	177,296	110,180	68,278
Total contractual cash obligations	$3,021,401	$955,715	$394,030	$674,347	$997,309

* We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the May 31, 2013 consolidated balance sheet. See Note 8, Credit Arrangements, to the unaudited consolidated financial statements included in this report.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of May 31, 2013.

(3)	Includes minimum lease payment obligations for non-cancelable equipment and real-estate leases in effect as of May 31, 2013.

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

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2013, we had committed $32.6 million under these arrangements.
OFF-BALANCE SHEET ARRANGEMENTS

We did not enter into any new material off-balance sheet arrangements during the first nine months of fiscal 2013.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, with respect to our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. Although the Company believes that its expectations are reasonable, it can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, the Company undertakes no obligation to update, amend or clarify any forward-looking statements to reflect events, new information or otherwise. Some of the important factors that could cause actual results to differ materially from the Company's expectations include the following:

•	absence of global economic recovery or possible recession relapse and pace of overall global economic activity;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	continued sovereign debt problems in the Euro-zone;

•	customer non-compliance with contracts;

•	financial covenants and restrictions on the operations of our business contained in agreements governing our debt;

•	construction activity or lack thereof;

•	decisions by governments affecting the level of steel imports, including tariffs and duties;

•	litigation claims and settlements;

•	difficulties or delays in the execution of construction contracts resulting in cost overruns or contract disputes;

•	metals pricing over which we exert little influence;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	execution of cost reduction strategies;

•	ability to retain key executives;

•	court decisions and regulatory rulings;

•	industry consolidation or changes in production capacity or utilization;

•	global factors including political and military uncertainties;

•	currency fluctuations;

•	interest rate changes;

•	availability and pricing of raw materials, including scrap metal, energy, insurance and supply prices;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	business disruptions, costs and future events related to any tender offers and proxy contests initiated by an activist shareholder;

•	ability to make necessary capital expenditures;

•	unexpected equipment failures;

•	competition from other materials;

•	losses or limited potential gains due to hedging transactions;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	increased costs related to health care reform legislation; and

•
those factors listed under Item 1A. "Risk Factors" included in the Company's Annual Report filed on Form 10-K for the fiscal year ended August 31, 2012 and any subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Other than this item, no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended May 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

During the quarter ended May 31, 2013, there were no material developments with respect to any legal proceedings previously disclosed in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2012.
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

3.1(d)
Certificate of Amendment of Restated Certificate of Incorporation dated January 22, 2004 (filed as Exhibit 3(i)(d) to Commercial Metals' Form 10-Q for the quarter ended February 29, 2004 and incorporated herein by reference).

3.1(e)
Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals' Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3.1(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals' Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.1(g)
Certificate of Designation of Series B Junior Participating Preferred Stock of Commercial Metals Company (filed as Exhibit 99.2 to Commercial Metals' Form 8-A filed August 1, 2011 and incorporated herein by reference).

3.1(h)
Certificate of Elimination of Series B Junior Participating Preferred Stock dated December 7, 2012 (filed as Exhibit 3.1 to Commercial Metals' Form 8-K filed December 7, 2012 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals' Form 8-K filed October 25, 2010 and incorporated herein by reference).

4.1
Indenture, dated as of May 6, 2013, between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals' Registration Statement on Form S-3 filed May 6, 2013 and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of May 20, 2013, to the Indenture, dated as of May 6, 2013, between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals' Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

4.3	Form of 4.875% Senior Note due 2023 (filed as Exhibit 4.2 to Commercial Metals' Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

10.1
First Amendment to Third Amended and Restated Credit Agreement, dated April 29, 2013, among Commercial Metals Company, CMCLUX, S.à.r.l., the lenders party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed herewith).

10.2
Underwriting Agreement, dated May 8, 2013, among the Company, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein (filed as Exhibit 1.1 to Commercial Metals' Current Report on Form 8-K filed May 9, 2013 and incorporated herein by reference).

10.3
Omnibus Amendment No. 1 (Amendment No. 2 to Receivables Sale Agreement, Amendment No. 2 to Receivables Purchase Agreement, and Amendment No. 2 to Performance Undertaking), dated May 3, 2013, by and among Commercial Metals Company, individually and as provider of the Performance Undertaking, CMC Cometals Processing, Inc., Howell Metal Company, Structural Metals, Inc., CMC Steel Fabricators, Inc., SMI Steel LLC, SMI-Owen Steel Company, Inc., Owen Electric Steel Company of South Carolina, AHT, Inc., CMC Receivables, Inc., Liberty Street Funding LLC, The Bank of Novia Scotia, individually and in its capacity as administrator of the Liberty Street Funding Group, and Wells Fargo Bank, N.A., individually and as administrative agent (filed herewith).

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

101*
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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

COMMERCIAL METALS COMPANY

July 2, 2013	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

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

3.1(d)
Certificate of Amendment of Restated Certificate of Incorporation Dated January 22, 2001 (filed as Exhibit 3(i)(d) to Commercial Metals' Form 10-Q for the quarter ended February 29, 2004 and incorporated herein by reference).

3.1(e)
Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals' Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3.1(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals' Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.1(g)
Certificate of Designation of Series B Junior Participating Preferred Stock of Commercial Metals Company (filed as Exhibit 99.2 to Commercial Metals' Form 8-A filed August 1, 2011 and incorporated herein by reference).

3.1(h)
Certificate of Elimination of Series B Junior Participating Preferred Stock dated December 7, 2012 (filed as Exhibit 3.1 to Commercial Metals' Form 8-K filed December 7, 2012 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals' Form 8-K filed October 25, 2010 and incorporated herein by reference).

4.1
Indenture, dated as of May 6, 2013, between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals' Registration Statement on Form S-3 Filed May 6, 2013 and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of May 20, 2013, to the Indenture, dated as of May 6, 2013, between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals' Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

4.3	Form of 4.875% Senior Note due 2023 (filed as Exhibit 4.2 to Commercial Metals' Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

10.1
First Amendment to Third Amended and Restated Credit Agreement, dated April 29, 2013, among Commercial Metals Company, CMCLUX, S.à.r.l., the lenders party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed herewith).

10.2
Underwriting Agreement, dated May 8, 2013, among the Company, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein (filed as Exhibit 1.1 to Commercial Metals' Current Report on Form 8-K filed May 9, 2013 and incorporated herein by reference).

10.3
Omnibus Amendment No. 1 (Amendment No. 2 to Receivables Sale Agreement, Amendment No. 2 to Receivables Purchase Agreement, and Amendment No. 2 to Performance Undertaking), dated May 3, 2013, by and among Commercial Metals Company, individually and as provider of the Performance Undertaking, CMC Cometals Processing, Inc., Howell Metal Company, Structural Metals, Inc., CMC Steel Fabricators, Inc., SMI Steel LLC, SMI-Owen Steel Company, Inc., Owen Electric Steel Company of South Carolina, AHT, Inc., CMC Receivables, Inc., Liberty Street Funding LLC, The Bank of Novia Scotia, individually and in its capacity as administrator of the Liberty Street Funding Group, and Wells Fargo Bank, N.A., individually and as administrative agent (filed herewith).

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

101*
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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