Form 10-K
period 2013-08-31
COMMERCIAL METALS CO
filed 2013-10-28
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2013
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
Registrant's telephone number, including area code: (214) 689-4300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the common stock on February 28, 2013, held by non-affiliates of the registrant, based on the closing price per share on February 28, 2013, on the New York Stock Exchange was approximately $1,899,268,984. (For purposes of determination of this amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
The number of shares outstanding of common stock as of October 23, 2013 was 117,024,102.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated by reference into the listed Part of Form 10-K:
Registrant's definitive proxy statement for the 2014 annual meeting of stockholders — Part III

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

GENERAL

Commercial Metals Company ("CMC") together with its consolidated subsidiaries (collectively, the "Company," "we," "our" or "us") manufacture, recycle and market steel and metal products, related materials and services through a network including steel mills, commonly referred to as "minimills", steel fabrication and processing plants, construction-related product warehouses, metal recycling facilities and marketing and distribution offices in the United States and in strategic international markets.

We were incorporated in 1946 in the State of Delaware. Our predecessor company, a metals recycling business, has existed since approximately 1915. We maintain our executive offices at 6565 MacArthur Boulevard in Irving, Texas, telephone number (214) 689-4300. Our fiscal year ends August 31, and any reference in this Form 10-K to any year refers to fiscal year ended August 31 of that year unless otherwise noted. Financial information for the last three fiscal years concerning our five business segments and the geographic areas of our operations is incorporated herein by reference from "Note 21, Business Segments" of the notes to consolidated financial statements which are in Part II, Item 8 of this Form 10-K.

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

We have five business segments across two geographic divisions, the CMC Americas Division and the CMC International Division. The CMC Americas Division includes three segments: Americas Recycling, Americas Mills and Americas Fabrication. The CMC International Division includes two segments: International Mill and International Marketing and Distribution.

On October 17, 2013, we announced that we sold our wholly-owned copper tube manufacturing operation, Howell Metal Company ("Howell"), which had been part of our Americas Mills segment.

CMC AMERICAS DIVISION OPERATIONS

AMERICAS RECYCLING

Our Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 31 scrap metal processing facilities with 15 locations in Texas, seven locations in Florida, two locations in Missouri and one location in each of Arkansas, Georgia, Kansas, Louisiana, North Carolina, Oklahoma and Tennessee.

We purchase ferrous and nonferrous scrap metals, processed and unprocessed, from a variety of sources in a variety of forms for our metals recycling facilities. Sources of metal for recycling include manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, railroads, refineries, shipyards, ordinance depots, demolition businesses, automobile salvage firms and wrecking firms. Collectively, small scrap metal collection firms are a major supplier.

Our scrap metal recycling facilities typically consist of an office and a warehouse building located on several acres of land that we use for receiving, sorting, processing and storing metals. Our warehouse buildings are equipped with specialized equipment for processing both ferrous and nonferrous metal. Several of our scrap metal recycling facilities use a small portion of their site or a nearby location to display and sell metal products that may be reused for their original purpose without further processing. We equip our larger facilities with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators, which enable these facilities to efficiently process large volumes of scrap metals.

Two of our facilities have extensive equipment that segregates metallic content from large quantities of insulated wire. To facilitate processing, shipping and receiving, we equip our ferrous metal processing facilities with presses, shredders or hydraulic shears to prepare and compress scrap metal for easier handling. We use cranes to handle scrap metals for processing and to load material for shipment. We primarily transport processed ferrous scrap to consumers by open gondola railcar; therefore many of our facilities have rail access. When water access is available, we transport processed ferrous scrap via barge.

Americas Recycling operates five large shredding machines, three in Texas, one in Florida, and one in Oklahoma, capable of pulverizing obsolete automobiles or other sources of scrap metal. We have four additional shredders, two operated by our Americas Mills segment and two operated by our International Mill segment. With the exception of precious metals, our scrap metal recycling facilities recycle and process practically all types of metal.

We sell scrap metals to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Ferrous scrap metal is the primary raw material for electric arc furnaces, such as those operated by our Americas Mills segment, and other minimills. Some minimills periodically supplement purchases of ferrous scrap metal with direct reduced iron and pig iron for certain product lines. Our Irving office coordinates the sale of scrap metals from our scrap metal processing facilities to our customers. We negotiate export sales through our global network of offices as well as through our Irving office.

We are not materially dependent on any single source for the scrap metal we purchase. One customer represents 14% of our Americas Recycling segment's revenues. Our recycling business competes with other scrap metals processors and primary nonferrous metals producers, both domestic and foreign, for sales of nonferrous materials. Consumers of nonferrous scrap metals frequently can utilize primary or "virgin" ingot processed by mining companies instead of nonferrous scrap metals. The prices of nonferrous scrap metals are closely related to, but generally are less than, the prices of primary or "virgin" ingot.

AMERICAS MILLS

Our Americas Mills segment includes the Company's five steel minimills that produce one or more of reinforcing bar, angles, flats, rounds, small beams, fence-post sections and other shapes; two scrap metal shredders and nine processing facilities that directly support the steel minimills; and a railroad salvage company. The Americas Mills segment also previously included Howell, which the Company sold on October 17, 2013. For additional information, see the "Financial Statements and Supplementary Data – Note 10, Businesses Held for Sale, Discontinued Operations and Dispositions".

Our five steel minimills are located in Texas, Alabama, South Carolina, Arizona and Arkansas. We utilize a fleet of trucks that we own as well as private haulers to transport finished products from the minimills to our customers and to our fabricating shops. To minimize the cost of our products, to the extent feasibly consistent with market conditions and working capital demands, we prefer to operate all of our minimills near full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at domestic competitors, customer inventory levels or a decrease in construction activity may reduce demand for our products and limit our ability to operate the minimills at full capacity. Through our operations and capital improvements, we strive to increase productivity and capacity at the minimills and to enhance our product mix. Since the steel mill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years we have spent approximately $100 million, or 39% of our total capital expenditures, on projects within our Americas Mills segment.

The following table compares the amount of steel melted, rolled and shipped by our five steel minimills in the past three fiscal years:

(in short tons)	2013	2012	2011
Tons melted	2,407,000	2,568,000	2,470,000
Tons rolled	2,295,000	2,206,000	2,088,000
Tons shipped	2,561,000	2,682,000	2,518,000

Descriptions of minimill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our minimills roll many different types and sizes of products in their range depending on market conditions including pricing and demand. Our estimated annual capacity for finished goods of 2,900,000 tons assumes a typical product mix and will vary with the products we actually produce.

We acquired our largest steel minimill, located in Seguin, Texas, in 1963. We acquired our minimills in Birmingham, Alabama and Cayce, South Carolina in 1983 and 1994, respectively, and our smallest steel minimill, located near Magnolia, Arkansas, has been in operation since 1987. In September 2009, we opened our newest minimill in Mesa, Arizona.

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

Our Texas minimill manufactures a full line of bar size products, including reinforcing bar, commonly referred to as "rebar", angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. This mill sells primarily to the construction, energy and petrochemical industries, as well as to service centers and manufacturers of original equipment. The Texas minimill primarily ships its products to customers located in Texas, Oklahoma and Louisiana. It also ships products to approximately 20 other states.

Our Alabama minimill primarily manufactures products that are larger in size relative to products manufactured by our other steel minimills. These larger size products include mid-size structural steel products such as angles, channels, beams of up to eight inches and special bar quality rounds and flats. This mill does not produce reinforcing bar. Our Alabama minimill sells primarily to service centers, as well as to the construction, manufacturing, and fabricating industries. The Alabama minimill primarily ships its products to customers located in Alabama, Georgia, Texas, Florida and Indiana.

Our South Carolina minimill manufactures a full line of bar size products, which primarily include steel reinforcing bar. This minimill also manufactures angles, rounds, squares, fence post sections and flats. The South Carolina minimill ships its products to customers located in the Southeast and mid-Atlantic regions, which include the states from Florida through southern New England.

Our minimill in Arizona utilizes a "continuous continuous" design where metal flows uninterrupted from melting to casting to rolling. It is more compact than existing, larger capacity steel minimills, and production is dedicated to a limited product range, primarily reinforcing bar; however, this mill also manufactures fence post sections. We also operate a reinforcing bar fabrication facility located on the same site.

The primary raw material for our Texas, Alabama, South Carolina and Arizona minimills is ferrous scrap metal. This segment operates nine scrap metal recycling plants with four located in South Carolina, three located in Texas, and two located in Alabama, which directly support the minimills. This segment also includes two automobile shredders. We believe the supply of ferrous scrap metal is adequate to meet our future needs, but it has historically been subject to significant price fluctuations which have occurred more rapidly over the last several years. All four of these minimills consume large amounts of electricity and natural gas. We have not had any significant curtailments and believe that energy supplies are adequate. The supply and demand of regional and national energy and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.

Our smaller Arkansas minimill does not have a melt shop or continuous casting equipment. The Arkansas minimill manufacturing process begins with a reheating furnace utilizing used rail, primarily salvaged from railroad abandonments, and billets acquired either from our other minimills or from unrelated suppliers as its raw material. The remainder of the manufacturing process utilizes a rolling mill, cooling bed and finishing equipment and support facilities similar to, but on a smaller scale than, those at our other minimills. The Arkansas minimill primarily manufactures fence post stock, small diameter reinforcing bar and bed frame angles with some flats, angles and squares.

At our Arkansas minimill and at our facilities in San Marcos, Texas, Brigham City, Utah, and Cayce, South Carolina, we fabricate fence post stock into studded "T" metal fence posts. Since our Arkansas minimill does not have melting facilities, the minimill depends on an adequate supply of competitively priced used rail or billets. The availability of these raw materials fluctuates with the pace of railroad abandonments, rail replacement by railroads, demand for used rail from competing domestic and foreign rail rerolling mills and the level of excess billet production offered for sale by steel producers.

No single customer represents 10% or more of our Americas Mills segment's revenues. Due to the nature of certain stock products we sell in the Americas Mills segment, we do not have a long lead time between receipt of a purchase order and the delivery of product. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of these operations. Backlog for our Americas Mills minimills at August 31, 2013 was approximately $252.2 million as compared to $244.5 million at August 31, 2012.

AMERICAS FABRICATION

Our Americas Fabrication segment consists of the Company's steel plants that bend, weld, cut and fabricate steel, primarily reinforcing bar; warehouses that sell or rent products for the installation of concrete; plants that produce steel fence posts; and plants that heat-treat steel to strengthen and provide flexibility.

     Steel Fabrication Through our Americas Fabrication segment we operate 46 facilities that we consider to be engaged in the various aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel, with four facilities fabricating only steel fence posts. We obtain steel for these facilities from our own minimills, through purchases from other steel manufacturers through our marketing and distribution business, and directly from third-party steel vendors.

We conduct steel fabrication activities in 15 locations in Texas, five in California, four in South Carolina, three in Florida, two each in Arkansas, Colorado, Illinois, Louisiana, North Carolina and Virginia, and one each in Arizona, Georgia, Mississippi, Nevada, New Mexico, Tennessee and Utah. Three locations were closed during fiscal 2013.

Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums, and dams. Generally, we sell fabricated steel in response to a bid solicitation from a construction contractor or from the project owner. Typically, the contractor or the owner of the project awards the job based on the competitive prices of the bids and does not negotiate with the bidders individually.

     Construction Services Our Construction Services business unit sells and rents construction related products and equipment to concrete installers and other construction businesses. We have 23 locations in Texas, Louisiana, Mississippi, and Oklahoma, where we store and sell these products which, with the exception of a small portion of steel products, are purchased from third-party suppliers.

     Impact Metals We provide heat-treated steel products through CMC Impact Metals. CMC Impact Metals is one of North America's premier producers of high strength steel products. We operate plants in Chicora, Pennsylvania, Struthers, Ohio and Pell City, Alabama which manufacture armor plate for military vehicles, high strength bar for the truck trailer industry and special bar quality steel for the energy market. CMC Impact Metals works closely with our Alabama minimill, our distribution business and other steel mills that sell specialized heat-treated steel for customer specific use.

Backlog in our steel fabrication operations was approximately $713.8 million at August 31, 2013 as compared to $718.1 million at August 31, 2012. We do not consider other backlogs in the Americas Fabrication segment to be material. No single customer accounted for 10% or more of our Americas Fabrication segment's sales in 2013.

CMC INTERNATIONAL DIVISION OPERATIONS

INTERNATIONAL MILL

Our International Mill segment is comprised of all mill, recycling and fabrication operations located in Poland. Our subsidiary, CMC Poland Sp. z.o.o. ("CMCP") (formerly CMC Zawiercie S.A. or "CMCZ"), owns a steel minimill and conducts its mill operations in Zawiercie, Poland. CMCP operates equipment similar to our domestic steel minimills. This segment's operations are conducted through: two rolling minimills that produce primarily reinforcing bar and high quality merchant products; a specialty rod finishing mill; our scrap processing facilities that provide approximately 40% of CMCP's scrap requirements; and four steel fabrication plants primarily for reinforcing bar and mesh. The CMCP minimill operation has annual rolling capacity of 1,900,000 tons. As of August 31, 2013, we suspended operations at one rolling mill that primarily produces wire rod.
CMCP is a significant manufacturer of rebar, merchant bar and wire rod in Central Europe, selling primarily to fabricators, manufacturers, distributors and construction companies. The majority of sales are to customers within Poland; however, CMCP exports approximately 30% of sales to Germany, the Czech Republic, Slovakia and other countries. Ferrous scrap metal, the principal raw material used by CMCP, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available, although they are subject to significant price fluctuations. A large capacity scrap metal shredding facility similar to the largest shredder we operate in the United States is located at CMCP and supplies CMCP with a portion of its scrap metal requirements.
CMCP operates a flexible rolling mill designed to allow efficient and flexible production of a range of medium section merchant bar product. This rolling mill has a second finishing end designed to produce higher grade wire rod. This rolling mill complements the facility's other rolling mill dedicated primarily to rebar production.

Our international fabrication operations have expanded downstream captive uses for a portion of the rebar and wire rod manufactured at CMCP. We conduct rebar fabrication activities in Zawiercie, Żyrardów and Glogów Małopolski, Poland. These three rebar fabrication facilities are similar to those operated by our domestic fabrication facilities and sell fabricated rebar to contractors for incorporation into construction projects. In addition to fabricated rebar, these facilities sell fabricated mesh, assembled rebar cages and other rebar byproducts.

Additionally, we operate a fabrication facility in Dabrowa Górnicza, Poland that produces welded steel mesh, cold rolled wire rod and cold rolled reinforcing bar. This operation enables our international fabrication operations to supplement sales of fabricated reinforcing bar by also offering wire mesh to customers including metals service centers as well as construction contractors. We maintain a presence in the Polish market but we also sell to neighboring countries such as the Czech Republic, Germany and Slovakia.

During the first quarter of 2012, we announced the closure of our Croatian pipe mill, CMC Sisak, d.o.o. ("CMCS"). After review of the marketplace and our production capabilities, we determined that achieving sustained profitability would take additional time and investment in an operation which was not considered part of our core business. In June 2012, we completed the sale of all of the outstanding shares of CMCS for $30.6 million, of which $3.1 million will be paid, subject to the satisfaction of certain conditions. As part of the share sale, certain assets were excluded from the transaction. The Company sold a majority of the excluded assets during fiscal 2012, resulting in a pre-tax gain of $13.8 million, including a foreign currency translation gain of $7.5 million. The remaining assets were sold during the first quarter of fiscal 2013 for $3.9 million with no impact to the consolidated statements of operations. Additionally, we sold our rebar fabrication shop in Rosslau, Germany for $11.3 million which resulted in a fourth quarter loss of $3.8 million in fiscal 2012.

INTERNATIONAL MARKETING AND DISTRIBUTION

Our International Marketing and Distribution segment includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes the Company's U.S.-based marketing and distribution divisions, CMC Cometals and CMC Cometals Steel, and a recycling facility in Singapore. We buy and sell primary and secondary metals, fabricated metals, semi-finished, long and flat steel products and other industrial products. During the past year, our International Marketing and Distribution facilities sold approximately 3.5 million tons of steel products in addition to raw material commodities. We market and distribute these products through our global network of offices, processing facilities and joint ventures.

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

We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory, construction and transportation businesses. We sell directly to our customers through and with the assistance of our offices in Irving, Texas; Fort Lee, New Jersey; Sydney, Perth, Melbourne, Brisbane and Adelaide, Australia; Singapore; Bangkok, Thailand; Zug, Switzerland; Luxembourg; Kürten, Germany; Cardiff, United Kingdom; Temse, Belgium; Hong Kong; Beijing, Guangzhou and Shanghai, China. We have representative offices in Moscow and Malaysia, and we have agents located in significant international markets. Our network of offices shares information regarding the demand for our materials, assists with negotiation and performance of contracts and other services for our customers and identifies and maintains relationships with our sources of supply.

In most transactions, we act as principal by taking title and ownership of the products. We are at times designated as a marketing representative, sometimes exclusively, by product suppliers and on occasion we act as a broker for these products. We buy and sell these products in almost all major markets throughout the world where permitted by United States companies.

As opposed to companies that trade commodity futures contracts and frequently do not take delivery of the commodity, we market physical products. As a result of sophisticated global communications, our customers and suppliers often have easy access to quoted market prices, although such price quotes are not always indicative of actual transaction prices. Therefore, to distinguish ourselves, we focus on value-added services for both sellers and buyers. Our services include actual physical market pricing and trend information (in contrast to market information from more speculative metal exchange futures), technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just-in-time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions. We perform these services in the normal course of business and the services are included in the transaction price as there is no separate revenue stream for each service. We limit exposure to price fluctuations by offsetting purchases with concurrent sales. We also enter into currency exchange contracts as economic hedges of sales and purchase commitments denominated in currencies other than the U.S. dollar or the functional currency of our international subsidiaries. We design our policies to prohibit speculation on changes in the markets.

We believe we are the largest marketer of imported steel in Australia. We utilize warehouse facilities at several Australian ports to facilitate distribution, including just-in-time delivery and logistics management. CMC Steel Distribution Pty. Ltd. ("Steel Distribution") (formerly CMC Coil Steels Pty. Ltd. or "CMC Coil Steels Group" or "Coil Steels") is a major distributor and processor of steel sheet, coil and long products, which are predominately procured from Australian sources but at times are supplied by our own import operations. Steel Distribution operates processing facilities in Brisbane, Sydney and Melbourne, maintains warehouses in Adelaide and Perth and has smaller regional sales outlets in various locations, including Darwin and Townsville. In 2011, our Australian operations acquired G.A.M. Steel Pty. Ltd. ("G.A.M"), based in Melbourne, Australia. G.A.M. is a leading distributor and processor of steel long products and plate in Australia, and services the structural fabrication, rural and manufacturing segments in the state of Victoria, Australia. The Australian operations also operate an industrial products distribution business supplying metals related industries including steel mills, foundries and smelters.

This segment also operates a recycling facility in Singapore. The facility is similar to those operated by our Americas Recycling segment but on a smaller scale, and is operated as part of the International Marketing and Distribution segment due to its oversight by managers in this segment.

During the first quarter of fiscal 2013, we completed the sale of our 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million.

For financial data on the above segments, see "Financial Statements and Supplementary Data — Note 21, Business Segments."

SEASONALITY

Many of our minimills and fabrication facilities serve customers in the construction business. Due to the increase in construction during the spring and summer months, our sales are generally higher in the third and fourth quarters than in the first and second quarters of our fiscal year.

COMPETITION

We believe our Americas Recycling segment is one of the largest entities engaged in the recycling of nonferrous scrap metals in the United States. We are also a major regional processor of ferrous scrap metal. The scrap metal recycling business is subject to cyclical fluctuations based upon the availability and price of unprocessed scrap metal and the demand for steel and nonferrous metals. In our Americas Recycling segment, we compete primarily on price and on the services we provide to scrap suppliers and generators. The price offered for scrap metal is the principal competitive factor in acquiring material from smaller scrap metals collection firms. Industrial generators of scrap metal may also consider factors other than price, such as supplying appropriate collection containers, timely removal, reliable documentation including accurate and detailed purchase records with customized reports, the ability to service multiple locations, insurance coverage, and the buyer's financial strength.

Our Americas Mills segment competes with regional, national and foreign manufacturers of steel. We do not produce a significant percentage of the total domestic output of most of our products. However, we are considered a substantial supplier in the markets near our facilities. We compete primarily on the services we provide to our customers and the price and quality of our products. See "Risk Factors — Risks Related to Our Industry" below.

Our Americas Fabrication segment competes with regional and national suppliers. We believe that we are among the largest fabricators of reinforcing bar in the United States. We also believe that we are the largest manufacturer of steel fence posts in the United States.

Our International Mill segment competes with several large manufacturers of rebar and wire rod in Central and Eastern Europe, primarily on the basis of price, quality and product availability. We believe that CMCP is the second largest supplier of wire rod and reinforcing bar in the Polish market.

Our International Marketing and Distribution segment operates in a highly competitive sector. Our products in the distribution business are standard commodity items. We compete primarily on the price, quality and reliability of our products, our financing alternatives and the additional services we provide. In this business, we compete with other domestic and foreign trading companies, some of which are larger and may have access to greater financial resources. In addition, some of our competitors may be able to pursue business without restriction by the laws of the United States. We also compete with industrial consumers who purchase directly from suppliers, and from importers and manufacturers of semi-finished ferrous and nonferrous products. We believe Steel Distribution and G.A.M., distributors of steel sheet and coil in Australia, are the third largest distributors of those products in Australia.

ENVIRONMENTAL MATTERS

A significant factor in our business is our compliance with environmental laws and regulations. See "Risk Factors — Risks Related to Our Industry" below. Compliance with and changes in various environmental requirements and environmental risks applicable to our industry may adversely affect our results of operations and financial condition.

Occasionally, we may be required to clean up or take certain remediation action with regard to sites we use or formerly used in our operations. We may also be required to pay for a portion of the clean up or remediation cost at sites we never owned or at sites which we never operated, if we are found to have arranged for treatment or disposal of hazardous substances on the sites. The U.S. Environmental Protection Agency ("EPA"), or equivalent state agency, has named us as a potentially responsible party ("PRP") at several Federal Superfund sites or similar state sites. These agencies allege that we and other PRPs are responsible for the cleanup of those sites solely because we sold scrap metals or other materials to unrelated manufacturers. With respect to the sale of scrap metals, we contend that an arm's length sale of valuable scrap metal for use as a raw material in a manufacturing process that we do not control should not constitute "an arrangement for disposal or treatment of hazardous substances" as defined under Federal law. In 2000, the Superfund Recycling Equity Act was signed into law which, subject to the satisfaction of certain conditions, provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under Federal law. Despite Congress' clarification of the intent of the Federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials, and we continue to support clarification of state laws and regulations consistent with Congress' action.

New Federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2013, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $30.1 million. In addition, we estimate that we spent approximately $10.5 million during 2013 on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2014 to be approximately $7.2 million.

EMPLOYEES

As of August 31, 2013, we had approximately 9,411 employees. The Americas Recycling segment employed approximately 1,411 people, the Americas Mills segment employed approximately 1,695 people, the Americas Fabrication segment employed approximately 2,989 people, the International Mill segment employed approximately 2,103 people and the International Marketing and Distribution segment employed approximately 703 people. As of August 31, 2013, we had approximately 510 employees providing services to our divisions and subsidiaries in shared service operations, general corporate administration (including treasury, tax, information technology, internal audit and other services), and management. Certain of our employees belong to unions for collective bargaining purposes, including employees at one metals recycling plant and five fabrication facilities within the Americas division, and approximately 44% of International Mill's employees. We believe that our labor relations are generally good to excellent and our work force is highly motivated.

ITEM 1A. RISK FACTORS

There are inherent risks and uncertainties associated with our business that could adversely affect our business, results of operations and financial condition. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described below are not the only risks and uncertainties that could adversely affect our business, results of operations and financial condition. If any of these risks actually occurs, our business, financial condition and results of operations could be materially adversely affected.

RISKS RELATED TO OUR INDUSTRY

OUR INDUSTRY IS VULNERABLE TO GLOBAL ECONOMIC CONDITIONS, INCLUDING THE SLOW RECOVERY FROM THE RECENT RECESSION AND THE RISK OF A RECESSION RELAPSE.

Our financial results are substantially dependent upon the overall economic conditions in the United States and the European Union. The sluggish pace of recovery from the deep global recession that began in the United States in December 2007 and officially ended in June 2009 has continued to have an adverse effect on the demand for our products and, consequently, our business, results of operations and financial condition. In addition, uncertainties in Europe regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world have continued to weigh on global and domestic growth. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn. Likewise the pace of construction has historically slowed significantly during economic downturns. Our geographic concentration in the southern and southwestern United States as well as Central Europe, Australia, China, and the Middle East exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity in a particular region could also adversely affect demand for our products and, consequently, our sales and profitability.

Although we believe that the long-term prospects for the steel industry remain bright, we are unable to predict the duration of the depressed economic conditions that are contributing to reduced demand for our products. Future economic downturns or a prolonged period of slow growth or economic stagnation could materially adversely affect our business, results of operations and financial condition.

OUR INDUSTRY IS CYCLICAL, AND PROLONGED PERIODS OF SLOW ECONOMIC GROWTH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our business supports cyclical industries such as commercial, residential and government construction, energy, metals service center, petrochemical and original equipment manufacturing. We may experience significant fluctuations in demand for our products from these industries based on economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. Our business, results of operations and financial condition would be adversely affected if the industries we serve suffer a prolonged downturn or anemic growth. Although the residential housing market is not a significant direct factor in our business, related commercial and infrastructure construction activities, such as shopping centers, schools and roads, could be adversely impacted by a prolonged slump in new housing construction.

Our industry is characterized by low backlogs, which means that our business, results of operations and financial condition are promptly affected by short-term economic fluctuations.

THE SCRAP METAL RECYCLING INDUSTRY HAS HISTORICALLY BEEN, AND IS EXPECTED TO REMAIN, HIGHLY CYCLICAL. A PROLONGED PERIOD OF LOW SCRAP PRICES OR A FALL IN SCRAP METAL PRICES, COULD RESULT IN THE WEAKENING OF SCRAP FLOWS AND THEREBY REDUCE OUR ABILITY TO OBTAIN, PROCESS AND SELL RECYCLED MATERIALS, AND THIS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR METALS RECYCLING OPERATIONS' BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process or we resell to others through our metals recycling operations, are highly volatile. As a metals recycler, we may attempt to respond to changing recycled metal selling prices by adjusting the scrap metal purchase prices we pay to others, but our ability to do this may be limited by competitive or other factors during periods of low scrap prices, when the supply of scrap may decline considerably, as scrap generators hold onto their scrap in the hope of getting higher prices later; conversely, increased foreign demand for scrap due to economic expansion in countries such as China, India, Brazil, and Turkey can result in an outflow of available domestic scrap as well as higher scrap prices that cannot always be passed on to domestic scrap consumers, further reducing the available domestic scrap flows and scrap margins all of which could adversely affect our sales and profitability.

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

Existing laws or regulations, as currently interpreted or reinterpreted in the future, and future laws and regulations, may have a material adverse effect on our business, results of operations and financial condition. Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state, Federal and international environmental laws and regulations concerning, among other matters, waste disposal, air emissions, waste and storm water effluent and disposal and employee health. New facilities that we may build, especially steel minimills, are required to obtain several environmental permits before significant construction or commencement of operations. Delays in obtaining permits or unanticipated conditions in such permits could delay the project or increase construction costs or operating expenses. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our minimills generate electric arc furnace dust ("EAF dust"), which the Environmental Protection Agency (the "EPA") and other regulatory authorities classify as hazardous waste. EAF dust and other industrial waste and hazardous waste require special handling, recycling or disposal.

In addition, the primary feed materials for the shredders operated by our scrap metal recycling facilities are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hull consists of unrecyclable material known as shredder fluff. After the segregation of ferrous and saleable nonferrous metals, shredder fluff remains. We, along with others in the recycling industry, interpret Federal regulations to require shredder fluff to meet certain criteria and pass a toxic leaching test to avoid classification as a hazardous waste. We also endeavor to remove hazardous contaminants from the feed material prior to shredding. As a result, we believe the shredder fluff we generate is not normally considered or properly classified as hazardous waste. If the laws, regulations or testing methods change with regard to EAF dust or shredder fluff or other by-products, we may incur additional significant costs.

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

The U.S. government and various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impact of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and greenhouse gas ("GHG") emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. The potential costs of "allowances," "offsets" or "credits" that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, as a result of these regulatory initiatives, we may see an increase in costs relating to our assets that emit significant amounts of greenhouse gases. These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition, but such effect could be materially adverse to our business, financial condition, and results of operations.

RISKS RELATED TO OUR COMPANY

POTENTIAL LIMITATIONS ON OUR ABILITY TO ACCESS CREDIT MAY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We could be adversely affected if our banks refused to honor their contractual commitments or ceased lending. Our senior unsecured debt is rated by Standard & Poor's Corporation (BB+) and Moody's Investors Service (Ba2). In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings (loss), fixed charges such as interest, cash flows, total debt outstanding, off-balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies.

OUR CUSTOMERS' INABILITY TO OBTAIN CREDIT MAY RESULT IN THEIR DEFAULT ON THE DEBTS THEY OWE TO US.

If the recent constraints on access to credit continue for a prolonged period, some of our customers may struggle or fail to meet their obligations to pay us, especially if they in turn experience defaults on receivables due from their customers. A continued economic downturn could result in our incurring bad debt costs in excess of our expectations and prior experience. In certain markets, we have experienced a consolidation among those entities to whom we sell. This consolidation, along with higher metals and other commodity prices, has resulted in an increased credit risk spread among fewer customers, often without a corresponding strengthening of their financial status. We use credit insurance both in the United States and internationally to mitigate the risk of customer insolvency. However, it is possible that we may not be capable of recovering all of our insured losses if the insurers with whom our accounts receivable are insured experience significant losses threatening their viability. Additionally, credit insurance policies typically have relatively short policy periods and require pre-approval of customers with maximum insured limits established by the customer. If credit insurers incur large losses, the insurance may be more difficult and more costly to secure and may be on less favorable terms. While in many international sales transactions we require letters of credit from financial institutions, which we believe to be financially secure, we may be at risk in the event the financial institution subsequently fails and the customer is unable to pay for the products we sold. A significant amount of our accounts receivable are considered to be open account uninsured accounts receivable. We regularly maintain a substantial amount of accounts receivable ($989.7 million at August 31, 2013).

POTENTIAL IMPACT OF OUR CUSTOMERS' NON-COMPLIANCE WITH EXISTING COMMERCIAL CONTRACTS AND COMMITMENTS.

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

THE AGREEMENTS GOVERNING OUR NOTES AND OUR OTHER DEBT CONTAIN FINANCIAL COVENANTS AND IMPOSE RESTRICTIONS ON OUR BUSINESS.

The indenture governing our 6.50% notes due 2017, 7.35% notes due 2018 and 4.875% notes due 2023 contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consolidate or merge. In addition to these restrictions, our credit facility contains covenants that restrict our ability to, among other things, enter into transactions with affiliates and guarantee the debt of some of our subsidiaries. Our credit facility also requires that we meet certain financial tests and maintain certain financial ratios, including a maximum debt to capitalization and interest coverage ratios.

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

INCREASES IN THE VALUE OF THE U.S. DOLLAR RELATIVE TO OTHER CURRENCIES MAY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

An increase in the value of the U.S. dollar may adversely affect our business, results of operations and financial condition, and in particular, the increased strength of the U.S. dollar as compared to China's renminbi or the euro dollar could adversely affect our business, results of operations and financial condition. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the United States by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of nonferrous scrap metal by our Americas Recycling segment, we have not recently been a significant exporter of metal products from our United States operations. Economic difficulties in some large steel producing regions of the world, resulting in lower local demand for steel products, have historically encouraged greater steel exports to the United States at depressed prices which can be exacerbated by a strong dollar. As a result, our products that are made in the United States may become relatively more expensive as compared to imported steel, which has had and in the future could have a negative impact on our business, results of operations and financial condition.

A strong U.S. dollar may also hamper our international marketing and distribution business. Weak local currencies limit the amount of U.S. dollar denominated products that we can import for our international operations and limit our ability to be competitive against local producers selling in local currencies.

OPERATING INTERNATIONALLY CARRIES RISKS AND UNCERTAINTIES WHICH COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our foreign operations generated approximately 27% of our 2013 revenue. We have significant facilities in Poland and Australia. Our marketing and trading offices are located in most major markets of the world, and our suppliers and customers are located throughout the world. Our marketing and distribution segment relies on substantial international shipments of materials and products in the ordinary course of its business. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk discussed above, including:

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

These factors may adversely affect our business, results of operations and financial condition.

WE RELY ON THE AVAILABILITY OF LARGE AMOUNTS OF ELECTRICITY AND NATURAL GAS FOR OUR MINIMILL OPERATIONS. DISRUPTIONS IN DELIVERY OR SUBSTANTIAL INCREASES IN ENERGY COSTS, INCLUDING CRUDE OIL PRICES, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Minimills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. As large consumers of electricity and gas, often the largest in the geographic area where our minimills are located, we must have dependable delivery of electricity and natural gas in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes would substantially disrupt our production. While we have not suffered prolonged production delays due to our inability to access electricity or natural gas, several of our competitors have experienced such occurrences. Prolonged substantial increases in energy costs would have an adverse effect on the costs of operating our minimills and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our customers. Our finished steel products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices would increase our costs and adversely affect many of our customers' financial results, which in turn could result in reduced margins and declining demand for our products. Rapid increases in fuel costs may also negatively impact our ability to charter ships for international deliveries at anticipated freight rates, thereby decreasing our margins on those transactions or causing our customers to look for alternative sources.

IF WE LOSE THE SERVICES OF KEY EMPLOYEES WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR OPERATIONS AND MEET OUR STRATEGIC OBJECTIVES.

Our future success depends, in large part, on the continued service of our officers and other key employees and our ability to continue to attract and retain additional highly qualified personnel. These employees are integral to our success based on their expertise and knowledge of our business and products. We compete for such personnel with other companies, including public and private company competitors who may periodically offer more favorable terms of employment. The loss or interruption of the services of a number of our key employees could reduce our ability to effectively manage our operations due to the fact that we may not be able to find appropriate replacement personnel in a timely manner should the need arise.

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

We depend on ferrous scrap, the primary feedstock for our steel minimills, and other supplies such as graphite electrodes and ferroalloys for our steel minimill operations. The price of scrap and other supplies has historically been subject to significant fluctuation, and we may not be able to adjust our product prices to recover the costs of rapid increases in material prices, especially over the short-term and in our domestic fabrication segment's fixed price contracts. Our profitability would be adversely affected if we are unable to pass on to our customers increased raw material and supply costs.

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

UNEXPECTED EQUIPMENT FAILURES MAY LEAD TO PRODUCTION CURTAILMENTS OR SHUTDOWNS.

Interruptions in our production capabilities would adversely affect our production costs, steel available for sale and earnings for the affected period. Our manufacturing processes are dependent upon critical pieces of steel-making equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced, and may in the future experience, material plant shutdowns or periods of reduced production as a result of such equipment failures. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions.

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

HEDGING TRANSACTIONS MAY EXPOSE US TO LOSSES OR LIMIT OUR POTENTIAL GAINS.

Our product lines and worldwide operations expose us to risks associated with fluctuations in foreign currency exchange rates, commodity prices and interest rates. As part of our risk management program, we use financial instruments, including metals commodity futures, natural gas forward contracts, freight forward contracts, foreign currency exchange forward contracts and interest rate swap contracts. While intended to reduce the effects of the fluctuations, these transactions may limit our potential gains or expose us to losses. If our counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered, such as the London Metal Exchange, fail to honor their obligations due to financial distress, we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.

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

WE ARE INVOLVED AND MAY IN THE FUTURE BECOME INVOLVED IN VARIOUS ENVIRONMENTAL MATTERS THAT MAY RESULT IN FINES, PENALTIES OR JUDGMENTS BEING ASSESSED AGAINST US OR LIABILITY IMPOSED UPON US WHICH WE CANNOT PRESENTLY ESTIMATE OR REASONABLY FORESEE AND WHICH MAY HAVE A MATERIAL IMPACT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, called CERCLA or Superfund, or similar state statutes, we may have obligations to conduct investigation and remediation activities associated with alleged releases of hazardous substances or to reimburse the Environmental Protection Agency (the "EPA") (or state agencies as applicable) for such activities and to pay for natural resource damages associated with alleged releases. We have been named a potentially responsible party ("PRP") at several Federal and state Superfund sites because the EPA or an equivalent state agency contends that we and other potentially responsible scrap metal suppliers are liable for the cleanup of those sites as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

We are presently participating in PRP organizations at several sites, which are paying for certain remediation expenses. Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with various environmental matters or the effect on our consolidated financial position, we make accruals as warranted. In addition, although we do not believe that a reasonably possible range of loss in excess of amounts accrued for pending lawsuits, claims or proceedings would be material to our financial statements, additional developments may occur, and due to inherent uncertainties, including evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors, the amounts we ultimately are required to pay could vary significantly from the amounts we accrue, and this could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Americas Mills Our Texas steel minimill is located on approximately 660 acres of land that we own, and its facilities include several buildings that occupy approximately 845,000 square feet. Our Alabama steel minimill is located on approximately 70 acres of land, and it includes several buildings that occupy approximately 540,000 square feet. We utilize our facilities at the Texas and Alabama steel minimills for manufacturing, storage, office and other related uses. Our South Carolina steel minimill is located on approximately 110 acres of land, and the buildings occupy approximately 700,000 square feet. Our Arkansas steel minimill is located on approximately 140 acres of land, and the buildings occupy approximately 230,000 square feet. Our Arizona steel minimill is located on approximately 230 acres of land, and the buildings occupy approximately 130,000 square feet.

Americas Recycling Our domestic recycling operating plants occupy approximately 850 acres of land, of which we lease approximately 50 acres.

Americas Fabrication Through our Americas Fabrication segment we conduct steel fabrication in 46 locations, which occupy approximately 640 acres of land, of which we lease approximately 20 acres. Additionally, we conduct our construction services in 23 locations, which occupy approximately 80 acres of land, of which we lease approximately 50 acres. Finally through CMC Impact Metals, our plants occupy approximately 110 acres of land that we own.

International Mill CMCP's steel manufacturing operations are located in Zawiercie in South Central Poland about 40 kilometers from Katowice. CMCP and its subsidiaries lease approximately 98% of the 2 million square meters of land utilized for its principal operations with the remaining portion owned. The land is leased from the State of Poland under contracts with 99 year terms that are considered to create a right of perpetual usufruct. The leases expire beginning in 2089 through 2100. The principal operations are conducted in buildings having an area of approximately 260,000 square meters. The real estate is also developed with over 130 other buildings including warehouses, administrative offices, workshops, a garage, transformer stations, pumping stations, gas stations, boiler houses, gate houses and some structures leased to unrelated parties, CMCP subsidiaries and affiliated companies. Other much smaller tracts of land are leased or owned in communities nearby Zawiercie including those utilized by six affiliated scrap processing facilities. Our international fabrication operations utilize approximately 136,000 square meters of land, which is either owned or subject to a perpetual usufruct.

International Marketing and Distribution We own two warehouse buildings which our operations in Australia utilize, one of which is located on leased real estate. We lease the other warehouse facilities located in Australia as well as our Australian headquarters, marketing and administration offices. Additionally, this segment operates a recycling facility in Singapore, which is located on approximately two acres of land we lease.

Corporate We lease the office space occupied by our corporate headquarters as well as that occupied by all of our marketing and distribution offices.

The leases on the leased properties described above will expire on various dates and, with the exception of the CMCP leases described above, generally expire over the next ten years. Several of the leases have renewal options. We have had little difficulty in the past renewing such leases prior to their expiration. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2013, to be paid during fiscal 2014, to be approximately $21.6 million. We also lease a portion of the equipment we use in our plants. We estimate our minimum annual rental obligation for equipment operating leases in effect at August 31, 2013, to be paid during fiscal 2014, to be approximately $13.8 million.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

On September 18, 2008, we were served with a purported class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including Commercial Metals Company. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all parties who purchased steel products directly from the defendants between January 1, 2005 and September 2008, seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest. Motions for and against class certification have been filed. Oral arguments related to class certification are pending. Discovery on the case remains pending. We believe that the lawsuit is without merit and plan to defend it vigorously.

Since the filing of the direct purchaser lawsuit, a case has been filed in federal court in the Northern District of Illinois on behalf of a purported class of indirect purchasers in approximately 28 states naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. That case has in effect been stayed. Another indirect purchaser action was filed in Tennessee state court, again naming the same defendants but contending that the conspiracy continued through 2010. The case has been removed to federal court, and plaintiffs have moved to remand. The motion to remand has not yet been decided, and no motion practice or discovery has taken place. We believe that the lawsuits are without merit and plan to defend them vigorously. Due to the uncertainty and the information available as of the time of the filing of this report, we cannot reasonably estimate a range of loss relating to these cases.

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

We believe that adequate provisions have been made in the financial statements for the potential impact of any loss in connection with the above-described legal proceedings, environmental matters, government proceedings, and disputes that could result in additional litigation. Management believes that the outcome of the suits and proceedings mentioned, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company's directors and executive officers is set forth under the caption "Directors, Executive Officers and Corporate Governance" in Part III, Item 10, of this Form 10-K and is incorporated herein by this reference.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND DIVIDEND INFORMATION

The table below summarizes the high and low sales prices reported on the New York Stock Exchange for a share of CMC common stock and the quarterly cash dividends per share that CMC paid for the past two fiscal years.

PRICE RANGE
OF COMMON STOCK

2013 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$15.10	$12.63	$0.12
2nd	17.47	13.15	0.12
3rd	17.25	13.33	0.12
4th	16.25	13.43	0.12

2012 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$14.50	$8.64	$0.12
2nd	16.48	12.57	0.12
3rd	15.40	11.50	0.12
4th	14.09	11.30	0.12

CMC common stock is traded on the New York Stock Exchange. The number of shareholders of record of CMC common stock at October 23, 2013, was 4,149.

EQUITY COMPENSATION PLANS

Information about our equity compensation plans as of August 31, 2013 was as follows:

	A.	B.	C.
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity
Compensation plans approved by security holders	2,653,430	$24.07	17,781,754
Equity
Compensation plans not approved by security holders	—	—	—
TOTAL	2,653,430	24.07	17,781,754

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of CMC common stock during the five year period beginning September 1, 2008 and ending August 31, 2013 with the Standard & Poor's 500 Composite Stock Price Index also known as the "S&P 500" and the Standard & Poor's Steel Industry Group Index also known as the "S&P Steel Group." Each index assumes $100 invested at the close of trading August 31, 2008, and reinvestment of dividends.

	8/08	8/09	8/10	8/11	8/12	8/13
Commercial Metals Company	100.00	67.27	53.38	49.67	55.91	67.47
S&P 500	100.00	81.75	85.76	101.63	119.92	142.35
S&P Steel	100.00	59.34	60.82	64.81	46.45	47.49

ITEM 6. SELECTED FINANCIAL DATA
The table below sets forth a summary of our selected consolidated financial information for the periods indicated. The per share amounts have been adjusted to reflect any stock dividends.
FOR THE YEAR ENDED AUGUST 31,
(DOLLARS IN THOUSANDS EXCEPT RATIO AND PER SHARE AMOUNTS)

	2013	2012	2011	2010	2009
Net sales*	$6,889,575	$7,656,375	$7,666,773	$6,119,628	$6,228,343
Net earnings (loss) attributable to CMC*	74,953	210,543	11,326	(101,260)	25,608
Diluted earnings (loss) per share attributable to CMC*	$0.64	$1.80	$0.09	$(0.89)	$0.22
Total assets	3,494,801	3,441,246	3,683,131	3,706,153	3,687,556
Stockholders’ equity attributable to CMC	1,269,999	1,246,368	1,160,425	1,250,736	1,529,693
Long-term debt	1,278,814	1,157,073	1,167,497	1,197,282	1,181,740
Cash dividends per share	0.48	0.48	0.48	0.48	0.48
Ratio of earnings to fixed charges	2.56	2.94	1.32	**	1.13
__________________________
* Excludes divisions classified as discontinued operations.
** Earnings for the year ended August 31, 2010 were inadequate to cover fixed charges due to asset impairment charges and losses from discontinued operations. The coverage deficiency was approximately $167 million for the year ended August 31, 2010.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the federal securities laws, with respect to the Company's financial condition, results of operations, cash flows and business, and its expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

The Company's forward-looking statements are based on its expectations and beliefs as of the time this report is filed with the Securities and Exchange Commission or, with respect to any document incorporated by reference, as of the time such document was prepared. Although the Company believes that its expectations are reasonable, it can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. These factors include those described in Item 1A of this Annual Report on Form 10-K. Except as required by law, the Company undertakes no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise. Some of the important factors that could cause actual results to differ materially from the Company's expectations include the following:

•	absence of global economic recovery or possible recession relapse and the pace of overall global economic activity;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	continued sovereign debt problems in the Euro-zone;

•	construction activity or lack thereof;

•	availability and pricing of raw materials over which we exert little influence, including scrap metal, energy, insurance and supply prices;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	decisions by governments affecting the level of steel imports;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	customers' inability to obtain credit and non-compliance with contracts;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	currency fluctuations;

•	global factors including political and military uncertainties;

•	difficulties or delays in the execution of construction contracts, resulting in cost overruns or contract disputes;

•	ability to retain key executives;

•	execution of cost reduction strategies;

•	industry consolidation or changes in production capacity or utilization;

•	ability to make necessary capital expenditures;

•	unexpected equipment failures;

•	competition from other materials;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions and regulatory rulings;

•	risk of injury or death to employees, customers or other visitors to our operations; and

•	increased costs related to health care reform legislation.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K.

OVERVIEW

Our business is organized into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution.

AMERICAS RECYCLING

Our Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 31 scrap metal processing facilities with 15 locations in Texas, seven in Florida, two locations in Missouri and one location in each of Arkansas, Georgia, Kansas, Louisiana, North Carolina, Oklahoma and Tennessee.

AMERICAS MILLS

Our Americas Mills segment includes the Company's five steel mills, commonly referred to as "minimills," that produce one or more of reinforcing bar, angles, flats, rounds, small beams, fence-post sections and other shapes; two scrap metal shredders and nine processing facilities that directly support the steel minimills; and a railroad salvage company.

During the fourth quarter of 2013, we decided to sell our wholly-owned copper tube manufacturing operation, Howell Metal Company ("Howell"). We determined that the decision to sell this business met the definition of a discontinued operation. As a result, we have included Howell in discontinued operations for all periods presented. Howell was previously an operating segment included in the Americas Mills reporting segment. On October 17, 2013, we sold all of the stock of Howell for $58.5 million, subject to customary purchase price adjustments.

AMERICAS FABRICATION

The Americas Fabrication segment consists of the Company's steel plants that bend, weld, cut and fabricate steel, primarily reinforcing bar; warehouses that sell or rent products for the installation of concrete; plants that produce steel fence posts; and plants that heat-treat steel to strengthen and provide flexibility.

INTERNATIONAL MILL

Our International Mill segment is comprised of all mill, recycling and fabrication operations located in Poland. Our subsidiary, CMC Poland Sp. z.o.o. ("CMCP") (formerly CMC Zawiercie S.A. or "CMCZ"), owns a steel minimill and conducts its mill operations in Zawiercie, Poland. This segment's operations are conducted through: two rolling minimills that produce primarily reinforcing bar and high quality merchant products; a specialty rod finishing mill; our scrap processing facilities that directly support the minimill; and four steel fabrication plants primarily for reinforcing bar and mesh.

INTERNATIONAL MARKETING AND DISTRIBUTION

Our International Marketing and Distribution segment includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes the Company's U.S.-based marketing and distribution divisions, CMC Cometals and CMC Cometals Steel, and a recycling facility in Singapore. We buy and sell primary and secondary metals, fabricated metals, semi-finished, long and flat steel products and other industrial products. We market and distribute these products through our global network of offices, processing facilities and joint ventures. Our customers use these products in a variety of industries.

Results of operations The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

Consolidated Results of Operations

	Year Ended August 31,
(in thousands except per share data)	2013	2012	2011
Net sales*	$6,889,575	$7,656,375	$7,666,773
Earnings from continuing operations	74,957	210,549	11,539
Per diluted share	$0.64	$1.80	$0.09
Adjusted EBITDA*	353,542	368,710	271,199
International net sales*	2,782,344	3,152,589	3,499,813
As % of total sales	40%	41%	46%
LIFO income (expense)** effect on net earnings (loss) attributable to CMC*	34,393	27,149	(46,712)
Per diluted share	0.29	0.23	(0.40)
_________________________
* Excludes divisions classified as discontinued operations.
** Last-in, first-out inventory valuation method.

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

Reconciliations of net earnings from continuing operations to adjusted EBITDA are provided below:

	Year Ended August 31,
(in thousands)	2013	2012	2011
Earnings from continuing operations	$74,957	$210,549	$11,539
Less net earnings attributable to noncontrolling interests	4	6	213
Interest expense	69,608	69,487	69,814
Income taxes (benefit)	57,979	(45,762)	14,592
Depreciation, amortization and impairment charges	151,002	134,442	175,467
Adjusted EBITDA	$353,542	$368,710	$271,199

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

The following are the significant factors that impacted our financial performance during 2013 compared with 2012:

•	Our Americas Recycling segment was negatively impacted by declining ferrous and non-ferrous volumes and margins, when compared to the prior fiscal year.

•
Our Americas Fabrication segment showed the most progress when compared to the prior year, recording adjusted operating profit of $28.0 million, compared with an adjusted operating loss of $15.7 million in fiscal 2012. In our rebar and structural fabrication businesses, selling prices increased while raw material input prices for steel declined, enabling margin expansion for this segment.

•
Our International Mill segment recorded a significant decline in adjusted operating profit in fiscal 2013 when compared to the prior year. The decline in profitability was primarily a result of 17% lower shipments when compared to fiscal 2012, as business conditions in the Eurozone remain challenged.

•
We recorded impairments related to long-lived assets of $17.3 million. Of this amount, approximately $12.7 million related to our Australian operations, as market conditions in Australia continued to show weakness in general and specifically in the steel construction market.

•
Our year-to-date effective tax rate was negatively impacted by the recognition of a full valuation allowance on the deferred tax assets related to our Australian operations as well as lower earnings by our foreign subsidiaries.

•	Pre-tax LIFO income was $52.9 million, $11.1 million more than LIFO income of $41.8 million in 2012.

•
During the first quarter of fiscal 2013, we completed the sale of our 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million. This gain was recorded in our International Marketing and Distribution segment.

Segments

Unless otherwise indicated, all dollar amounts below are calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 21, Business Segments, to the consolidated financial statements included in this report.

We use adjusted operating profit (loss) to measure the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) before income taxes and financing costs.

The following table shows net sales and adjusted operating profit (loss) by business segment:

	Year Ended August 31,
(in thousands)	2013	2012	2011
Net sales:
Americas Recycling	$1,391,749	$1,606,161	$1,829,537
Americas Mills	1,819,520	1,983,721	1,839,718
Americas Fabrication	1,442,691	1,381,638	1,225,722
International Mill	826,044	1,033,357	1,046,233
International Marketing and Distribution	2,355,572	2,727,319	2,650,899
Corporate	11,832	8,033	6,882
Eliminations	(957,833)	(1,083,854)	(932,218)
Net sales	$6,889,575	$7,656,375	$7,666,773

Adjusted operating profit (loss):
Americas Recycling	$3,170	$39,446	$43,059
Americas Mills	204,333	235,918	149,213
Americas Fabrication	28,033	(15,697)	(129,141)
International Mill	890	23,044	47,594
International Marketing and Distribution	35,617	47,287	76,337
Corporate	(66,453)	(83,035)	(84,729)
Eliminations	848	(6,251)	(1,275)
Adjusted operating profit	$206,438	$240,712	$101,058

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

The International Mill segment exclusively uses the FIFO inventory valuation method and thus is not included in this table:

	Year Ended August 31,
(in thousands)	2013	2012	2011
Americas Recycling	$7,423	$7,007	$(12,980)
Americas Mills	7,166	16,629	(48,023)
Americas Fabrication	12,177	15,248	(6,644)
International Marketing and Distribution	26,146	2,884	(4,217)
Pre-tax LIFO income (expense)	$52,912	$41,768	$(71,864)

Fiscal Year 2013 Compared to Fiscal Year 2012

Americas Recycling This segment recorded an adjusted operating profit of $3.2 million for fiscal 2013, compared with adjusted operating profit of $39.4 million for 2012. The decline in profitability in 2013 was due to a decrease in both ferrous and nonferrous volumes and average selling prices. Additionally, in 2013 this segment was impacted by nonferrous margin compression of approximately 15% when compared to 2012. We exported 6% of our ferrous scrap tonnage and 27% of our nonferrous scrap tonnage during 2013.

The following table reflects our Americas Recycling segment's average selling prices per ton and tons shipped (in thousands) for the years ended August 31:

			Increase (Decrease)
	2013	2012	Amount	%
Average ferrous selling price	$327	$345	$(18)	(5)%
Average nonferrous selling price	$2,729	$2,823	$(94)	(3)%
Ferrous tons shipped	2,078	2,196	(118)	(5)%
Nonferrous tons shipped	234	243	(9)	(4)%

Americas Mills We include our five domestic steel minimills and the scrap locations which directly support the steel minimills in our Americas Mills segment.

This segment recorded an adjusted operating profit of $204.3 million for 2013, compared with adjusted operating profit of $235.9 million for 2012. The decline in profitability was partially due to a decrease in pre-tax LIFO income of $9.5 million from 2012 to 2013. Additionally, both volumes and selling prices within this segment were 5% lower in 2013 when compared to 2012. Rebar accounted for 57% of tonnage shipped, an increase over the prior year. Lower electrical and alloy rates resulted in an overall decrease of $12.2 million in electrode, alloys and energy costs. Shipments included 242 thousand tons of billets in 2013 as compared to 410 thousand tons of billets in 2012.

The table below reflects our domestic steel minimills' operating statistics (in thousands) and average prices per short ton for the years ended August 31:

			Increase (Decrease)
	2013	2012	Amount	%
Tons melted	2,407	2,568	(161)	(6)%
Tons rolled	2,295	2,206	89	4%
Tons shipped	2,561	2,682	(121)	(5)%
Average mill selling price (finished goods)	$683	$730	$(47)	(6)%
Average mill selling price (total sales)	669	706	(37)	(5)%
Average cost of ferrous scrap consumed	343	379	(36)	(9)%
Average metal margin	326	327	(1)	—%
Average ferrous scrap purchase price	299	339	(40)	(12)%

Americas Fabrication This segment recorded an adjusted operating profit of $28.0 million for 2013, marking a significant improvement over the adjusted operating loss in 2012 of $15.7 million. The segment continued to experience margin expansion as input pricing declined while transactional selling prices improved when compared to 2012. At August 31, 2013, the composite average fabrication selling price was $943 per ton, up from $906 per ton at August 31, 2012. Additionally, pre-tax LIFO income for 2013 was $12.2 million, compared with pre-tax LIFO income of $15.2 million for 2012.

The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments for the year ended August 31:

			Increase (Decrease)
Average selling price (excluding stock and buyout sales)	2013	2012	Amount	%
Rebar	$901	$864	$37	4%
Structural	2,580	2,342	238	10%
Post	914	949	(35)	(4)%

			Increase (Decrease)
Tons shipped (in thousands)	2013	2012	Amount	%
Rebar	902	911	(9)	(1)%
Structural	53	60	(7)	(12)%
Post	99	90	9	10%

International Mill This segment recorded an adjusted operating profit of $0.9 million for 2013, compared with an adjusted operating profit of $23.0 million in 2012. Volumes declined 17%, or approximately 266 thousand tons, primarily related to our merchant and wire rod products. International Mill selling prices also declined $12 per ton to $589 per ton during 2013. Included in the 2012 results was a loss of $3.8 million on the sale of a rebar fabrication shop in Rosslau, Germany. The lack of meaningful market improvements across Europe continued to challenge this segment. Shipments in 2013 included 75 thousand tons of billets compared to 205 thousand tons of billets in 2012.

The table below reflects our International Mill's operating statistics (in thousands) and average prices per short ton:

			Increase (Decrease)
	2013	2012	Amount	%
Tons melted	1,386	1,638	(252)	(15)%
Tons rolled	1,244	1,395	(151)	(11)%
Tons shipped	1,318	1,584	(266)	(17)%
Average mill selling price (total sales)	$589	$601	$(12)	(2)%
Average cost of ferrous scrap consumed	360	385	(25)	(6)%
Average metal margin	229	216	13	6%
Average ferrous scrap purchase price	289	315	(26)	(8)%

International Marketing and Distribution This segment recorded an adjusted operating profit of $35.6 million for 2013, compared with an adjusted operating profit of $47.3 million in 2012. The reduced profitability is primarily due to $12.7 million of goodwill and other asset impairment charges related to our Australia operations, as well as other one-time costs for exiting unprofitable locations. Decreased revenues and margins in our raw materials business and losses from our Australian operations also adversely affected this segment's results. Additionally, overall weakness in global markets we serve continue to negatively impact this segment's results. Within this segment, our U.S.-based trading divisions recorded pre-tax LIFO income of $26.1 million for 2013, an increase of $23.3 million over 2012.

During the first quarter of fiscal 2013, we completed the sale of our 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million.

Corporate Our corporate expenses decreased by $16.6 million in 2013 to $66.5 million primarily as a result of our continued cost containment initiatives when compared to the prior year.

CONTINUING OPERATIONS DATA

Consolidated Data The LIFO method of inventory valuation increased our net earnings from continuing operations by $34.4 million for 2013, compared with an increase in our net earnings of $27.1 million for 2012.

Selling, General and Administrative ("SG&A") Expenses Consolidated SG&A expenses decreased $13.1 million, or 3%, for 2013 as compared to 2012. The costs were down as a result of our cost containment initiatives.

Interest Expense Our interest expense increased by $0.1 million to $69.6 million during 2013 as compared to 2012 due to an increase in interest expense as a result of the increase in our long term debt in 2013, offset by the settlement of our interest rate swap transactions in 2012. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches.

Income Taxes Our effective tax rate from continuing operations for the year ended August 31, 2013 was 43.6% as compared to (27.8)% in 2012. The increase in the effective tax rate to 43.6% for the year ended August 31, 2013 over the statutory tax rate of 35% is due to the mix and amount of pre-tax income in the jurisdictions in which we operate and the recognition of valuation allowances on deferred tax assets in various jurisdictions that are not more likely than not to be realized. Our effective tax rates can be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in the rate.

During the year ended August 31, 2012, the Company recognized a tax loss in the amount of $291.0 million related to its investments in its Croatian subsidiary. As a result, a tax benefit of $102.1 million was recorded from these losses in continuing operations for the year ended August 31, 2012. The Company reported and disclosed the investment loss on its U.S. tax return as ordinary worthless stock and bad debt deductions. This tax benefit is the primary reason for the variance from the statutory tax rate of 35%.

DISCONTINUED OPERATIONS DATA

Adjusted operating profit from discontinued operations was $3.7 million in 2013, compared with an adjusted operating loss of $10.7 million and $138.2 million in 2012 and 2011, respectively.

During the fourth quarter of 2013, we decided to sell Howell, our wholly-owned copper tube manufacturing operation. We determined that the decision to sell this business met the definition of a discontinued operation. As result, we have included Howell in discontinued operations for all periods presented. Howell was previously an operating segment included in the Americas Mills reporting segment. On October 17, 2013, we sold all of the stock of Howell for $58.5 million, subject to customary purchase price adjustments.

During 2012, we announced our decision to exit CMC Sisak, d.o.o. ("CMCS") by closure of the facility and sale of the assets. We determined that the decision to exit this business met the definition of a discontinued operation and has been presented as such for all periods presented. The results for 2011 include approximately $110.6 million of impairment and other charges incurred at CMCS. The results for 2012 consist of severance cost of $18.0 million associated with closing the facility and a pre-tax gain of $13.8 million for the sale of all of the shares of the CMCS operation, excluding $3.9 million in assets which were sold in the first quarter of 2013 with no impact to the consolidated statements of operations. CMCS' operations were previously included as part of the International Mill segment. See Note 10, Businesses Held for Sale, Discontinued Operations and Dispositions.

OUTLOOK

We are encouraged by our ability to post another positive earnings quarter and strong cash flows even after factoring in restructuring charges recorded in our fiscal 2013 fourth quarter. From a U.S. perspective, we are further encouraged by the strength of the Architecture Billings Index (ABI), posting a 53.8 for August, the highest mark since February. In addition, the ABI has been above 50 for 12 of the last 13 months which historically has been a good leading indicator of improved non-residential construction. Our International Mill segment should see an improvement in margins in light of the newly-passed legislation to curb VAT circumvention arrangements in Poland.

Fiscal Year 2012 Compared to Fiscal Year 2011

Americas Recycling The decrease in adjusted operating profit during 2012 resulted in part from lower nonferrous average selling prices and volumes primarily from reduced export demand within Asia coupled with ferrous margin compression. LIFO income was $7.0 million for 2012 as compared to LIFO expense of $13.0 million for 2011. We exported 6% of our ferrous scrap tonnage and 35% of our nonferrous scrap tonnage during 2012.

The following table reflects our Americas Recycling segment's average selling prices per ton and tons shipped (in thousands) for the years ended August 31:

			Increase (Decrease)
	2012	2011	Amount	%
Average ferrous selling price	$345	$340	$5	1%
Average nonferrous selling price	$2,823	$3,292	$(469)	(14)%
Ferrous tons shipped	2,196	2,202	(6)	—%
Nonferrous tons shipped	243	267	(24)	(9)%

Americas Mills We include our five domestic steel minimills and the scrap locations which directly support the steel minimills in our Americas Mills segment.

This segment recorded an adjusted operating profit of $235.9 million for 2012, as compared with adjusted operating profit of $149.2 million for 2011. The results were primarily impacted from the change in LIFO to income of $16.6 million in 2012 as compared to LIFO expense of $48.0 million in 2011. Results were also positively impacted from higher shipments and better margin. The Arizona mill in its third full year of operations has been profitable for the last two years. Rebar accounted for 51% of tonnage shipped, consistent with the prior year. Higher electrical and alloy rates resulted in an overall increase of $7.6 million in electrode, alloys and energy costs. Shipments included 410 thousand tons of billets in 2012 as compared to 430 thousand tons of billets in 2011.

The table below reflects our domestic steel minimills' operating statistics (in thousands) and average prices per short ton for the year ended August 31:

			Increase (Decrease)
	2012	2011	Amount	%
Tons melted	2,568	2,470	98	4%
Tons rolled	2,206	2,088	118	6%
Tons shipped	2,682	2,518	164	7%
Average mill selling price (finished goods)	$730	$696	$34	5%
Average mill selling price (total sales)	706	669	37	6%
Average cost of ferrous scrap consumed	379	364	15	4%
Average metal margin	327	305	22	7%
Average ferrous scrap purchase price	339	329	10	3%

Americas Fabrication This segment recorded an improvement in 2012 adjusted operating results of $113.4 million as compared to 2011. Included in the 2011 results is impairment, severance and closure costs of $21.7 million for closing certain rebar fabrication and construction services locations. The segment benefited from stable material pricing and improved market conditions in commercial construction markets resulting in stronger volume and pricing. Backlogs increased in both prices and tonnage in 2012 as compared to 2011. We are continuing to see encouraging results of market recovery as this segment's backlogs continue to be near all-time highs in tonnage and total value. Additionally, LIFO changed to income of $15.2 million in 2012 as compared to LIFO expense of $6.6 million in 2011. The composite average fabrication selling price was $906 per ton in 2012, up from $817 per ton in 2011.

The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments for the year ended August 31:

			Increase (Decrease)
Average selling price (excluding stock and buyout sales)	2012	2011	Amount	%
Rebar	$864	$773	$91	12%
Structural	2,342	1,980	362	18%
Post	949	928	21	2%

			Increase (Decrease)
Tons shipped (in thousands)	2012	2011	Amount	%
Rebar	911	851	60	7%
Structural	60	56	4	7%
Post	90	99	(9)	(9)%

International Mill This segment had an adjusted operating profit of $23.0 million during 2012 as compared to an adjusted operating profit of $47.6 million during 2011. Included in the 2012 results is a loss of $3.8 million on the sale of a rebar fabrication shop in Rosslau, Germany. Our Polish operations set full year production and shipping records in the mill operation in 2012, primarily on the strength of rebar and billet demand. Shipments in 2012 included 205 thousand tons of billets compared to 203 thousand tons of billets in 2011.

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

CONTINUING OPERATIONS DATA

Consolidated Data The LIFO method of inventory valuation increased our net earnings from continuing operations by approximately $27.1 million for 2012 as compared to increasing our net loss by approximately $46.7 million for 2011.

Selling, General and Administrative ("SG&A") Expenses Our overall SG&A expenses decreased by $27.2 million, or 5%, for 2012 as compared to 2011. The costs were down as a result of our cost containment initiatives offset by expenses associated with a proxy contest and hostile tender offer.

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

Income Taxes Our effective tax rate from continuing operations for the year ended August 31, 2012 was (27.8)% as compared to 55.8% in 2011. The Company recognized a tax benefit of $102.1 million for ordinary worthless stock and bad debt deductions on the investment in CMCS. The Company also recorded a tax benefit of $11.5 million in 2012 related to federal and state research and experimentation expenditures. These tax benefits are the primary reason for the variance from the statutory tax rate of 35%. Additionally, the effective tax rate is increased by state and local taxes, while earnings generated in foreign jurisdictions decrease the rate. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in the rate.

2013 Liquidity and Capital Resources

See Note 11, Credit Arrangements, to the consolidated financial statements included in this report for additional information.

While we believe the lending institutions participating in our credit arrangements are financially capable, it is important to note that the banking and capital markets periodically experience volatility that may limit our ability to raise capital. Additionally, changes to our credit rating by any rating agency may negatively impact our ability to raise capital and our financing costs.

The table below reflects our sources, facilities and availability of liquidity as of August 31, 2013:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$378,770	$ N/A
Revolving credit facility	300,000	271,743
Domestic receivable sales facility	200,000	200,000
International accounts receivable sales facilities	126,428	101,891
Bank credit facilities — uncommitted	107,856	107,856
Notes due from 2017 to 2023	1,230,000	*
Equipment notes	19,594	*
_________________________________
* We believe we have access to additional financing and refinancing, if needed.

All of our notes due from 2017 to 2023 require interest only payments until maturity. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or to refinance these notes when they mature.

CMC Poland Sp. z.o.o. ("CMCP") (formerly CMC Zawiercie S.A. or "CMCZ") has uncommitted credit facilities of PLN 245.0 million ($75.9 million) with several banks with expiration dates ranging from September 30, 2013 to March 31, 2014. The Company intends to renew the uncommitted credit facilities upon expiration. During 2013, CMCP had total borrowings of $229.4 million and total repayments of $254.0 million under these facilities. At August 31, 2013, no amounts were outstanding under these facilities.

The maximum availability under our $300 million revolving credit facility can be increased to $400 million with the consent of both parties. The facility's capacity, with a sublimit of $50 million for letters of credit, is reduced by outstanding stand-by letters of credit which totaled $28.3 million at August 31, 2013. Under the credit facility, we were required to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 3.00 to 1.00 for the twelve month cumulative period ended November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At August 31, 2013, our interest coverage ratio was 5.17 to 1.00. The credit facility also requires us to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At August 31, 2013, our debt to capitalization ratio was 0.51 to 1.00. The credit facility provides for interest based on the LIBOR, the Eurodollar rate or Bank of America's prime rate.

At August 31, 2013, we were in compliance with all covenants related to our debt agreements.

Our foreign operations generated approximately 27% of our revenue in 2013, and as a result, our foreign operations had cash and cash equivalents of approximately $56.6 million and $108.0 million at August 31, 2013 and 2012, respectively. Historically, our domestic operations have generated the majority of our cash, which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our domestic operations have access to the $300 million revolving credit facility and the $200 million sale of receivable program described below. It is the Company's intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 49% of total receivables at August 31, 2013.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 5, Sales of Accounts Receivable, to the consolidated financial statements contained in this report. Our domestic sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our sales of accounts receivable program contains covenants that are consistent with the covenants contained in our revolving credit agreement.

Cash Flows Our cash flows from operating activities result primarily from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in foreign currency exchange rates, metal commodity prices and natural gas prices. See Note 12, Derivatives and Risk Management, to the consolidated financial statements contained in this report.

Fiscal Year 2013 Compared to Fiscal Year 2012

Net cash flows from operating activities were $147.7 million and $196.0 million in 2013 and 2012, respectively. The $48.3 million decline in cash flow from operations is primarily due to the following:

•	Net earnings for fiscal 2013 declined by $130.2 million when compared to 2012. See further discussion under the Consolidated Results of Operations above.

•	Deferred income taxes changed by $114.7 million from 2012 from a benefit of $60.0 million in 2012 to an expense of $54.7 million in 2013.

•
The net change in operating assets and liabilities was a reduced cash inflow of $35.6 million during fiscal 2013 compared to fiscal 2012. The most significant components of change within the operating assets and liabilities are as follows:

◦
Accounts receivable - Excluding the impacts of our accounts receivable sales program, cash inflows from accounts receivable decreased in 2013 when compared to 2012, as a result of an increase in our days' sales outstanding from 44 days at August 31, 2012 to 52 days at August 31, 2013. The increase in days sales outstanding is primarily due to higher sales volume in our Americas Fabrication segment, which typically has longer customer payment terms than our other segments.

◦
Inventory - Cash generated from inventory during 2013 was lower when compared to 2012. As overall net sales declined year-over-year, we continue to adjust our operating levels to reflect changing market demands, while maintaining stocking levels that allow us to meet our customers' needs. Furthermore, our days' sales in inventory increased three days in 2013 from 41 days in 2012.

◦
Accounts payable, accrued expenses and other payables - Cash outflows from payables and accrued expenses declined $69.7 million during 2013 when compared to fiscal 2012. The decline is a reflection of the overall reduction in net sales as well as lower accruals for compensation and benefits when compared to the prior year.

Net cash flows used by investing activities were $46.1 million and $27.4 million in 2013 and 2012, respectively. For the year ended August 31, 2013, we invested $89.0 million in capital expenditures offset by $29.0 million in proceeds from the November 2012 sale of our Trinecke investment and $13.9 million in proceeds from sales of other long-lived assets.

We estimate that our 2014 capital budget will be between $120 million and $160 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Net cash flows from financing activities were $15.0 million in 2013, while net cash flows used by financing activities were $121.7 million in 2012.

In May 2013, we issued $330.0 million of 4.875% Senior Notes due May 15, 2023 (the "2023 Notes") and received proceeds of $325.0 million, net of underwriting discounts and debt issuance costs. We used $205.3 million of the proceeds from the 2023 Notes to purchase all of our outstanding $200.0 million of 5.625% Notes due 2013 (the "2013 Notes"). We intend to use the remaining proceeds for general corporate purposes. Interest on the 2023 Notes is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2013. We may, at any time, redeem the 2023 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make-whole" premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, holders of the 2023 Notes may require us to repurchase the 2023 Notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. We are generally not limited under the indenture governing the 2023 Notes in our ability to incur additional indebtedness provided we are in compliance with certain restrictive covenants, including restrictions on liens, sale and leaseback transactions, mergers, consolidations and transfers of substantially all of our assets. These covenants are not expected to impact our liquidity or capital resources.

During 2013, we had net short-term borrowings of $19.5 million and a decrease of $6.2 million in our usage of documentary letters of credit. Our cash dividend payments were $56.0 million and $55.6 million in 2013 and 2012, respectively.

Fiscal Year 2012 Compared to Fiscal Year 2011

During 2012, we generated $196.0 million of net cash flows from operating activities as compared to generating $27.7 million during 2011. This increase resulted primarily from a significant improvement in pre-tax earnings and improvements in operations for working capital. Significant fluctuations in working capital were as follows:

•
Inventory - Inventory decreased during the year ended 2012 as compared to the fourth quarter of 2011 as inventory levels were matched to lower sales in the fourth quarter 2012 as compared to fourth quarter 2011. Days sales in inventory was 41 days and 45 days as of August 31, 2012 and 2011, respectively.

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

During 2012, we used $121.7 million of net cash flows from financing activities as compared to using $147.0 million during 2011. The reduction in cash used was primarily due to approximately $52.7 million of proceeds from the termination of our interest rate swaps during 2012 which was partially offset by a reduction in the usage of documentary letters of credit of $18.5 million. Our cash dividends remained consistent for 2012 and 2011.

Our contractual obligations for the next twelve months of approximately $836.5 million are expenditures incurred in connection with normal revenue producing activities. We believe our cash flows from operating activities and credit facilities are adequate to fund our ongoing operations and planned capital expenditures.

Contractual Obligations

The following table represents our contractual obligations as of August 31, 2013:

	Payments Due By Period*
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$1,249,594	$5,228	$8,444	$905,164	$330,758
Interest(2)	441,176	79,653	158,579	127,174	75,770
Operating leases(3)	123,497	35,430	51,543	24,606	11,918
Purchase obligations(4)	1,024,401	716,238	163,121	106,906	38,136
Total contractual cash obligations	$2,838,668	$836,549	$381,687	$1,163,850	$456,582
__________________________________
* We have not discounted the cash obligations in this table.

(1)
Total amounts are included in the August 31, 2013 consolidated balance sheet. See Note 11, Credit Arrangements, to the consolidated financial statements included in this report for more information regarding scheduled maturities of our long-term debt.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of August 31, 2013.

(3)
Includes minimum lease payment obligations for noncancelable equipment and real estate leases in effect as of August 31, 2013. See Note 18, Commitments and Contingencies, to the consolidated financial statements included in this report for more information regarding minimum lease commitments payable for noncancelable operating leases.

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

The Company provides certain eligible executives' benefits pursuant to a nonqualified benefit restoration plan ("BRP Plan") equal to amounts that would have been available under the tax qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), but for limitations of ERISA, tax laws and regulations. The deferred compensation liability under the BRP Plan was $78.8 million at August 31, 2013 and is included in other long-term liabilities on the consolidated balance sheets. We generally expect to fund future contributions with cash flows from operating activities. We did not include estimated payments related to BRP in the above contractual obligation table. Refer to Note 17, Employees' Retirement Plans to the consolidated financial Statements included in this report.

A certain number of employees, primarily outside of the U.S., participate in defined benefit plans maintained in accordance with local regulations. At August 31, 2013, the Company's liability related to the unfunded status of the defined benefit plans was $3.5 million. We generally expect to fund future contributions with cash flows from operating activities. We did not include estimated payments related to defined benefit plans in the table above. Refer to Note 17, Employees' Retirement Plans to the consolidated financial statements included in this report.

The Company's other noncurrent liabilities on the consolidated balance sheets include deferred tax liabilities, gross unrecognized tax benefits, and the related gross interest and penalties. As of August 31, 2013, the Company had noncurrent deferred tax liabilities of $46.6 million. In addition, as of August 31, 2013, the Company had gross unrecognized tax benefits of $9.4 million and an additional $2.8 million for gross interest and penalties classified as noncurrent liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At August 31, 2013, we had committed $28.9 million under these arrangements.

Off-Balance Sheet Arrangements

We provide guarantees and issue standby letters of credit to our vendors, customers, insurance providers and governmental agencies in the normal course of business. These arrangements do not have, and we do not expect them to have, a material effect on our liquidity. See Note 18, Commitments and Contingencies, to the consolidated financial statements included in this report.

Contingencies

See Note 18, Commitments and Contingencies, to the consolidated financial statements included in this report.

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. While we are unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. Inherent uncertainties exist in these estimates primarily due to evolving remediation technology, changing regulations, possible third-party contributions and the uncertainties involved in litigation. We believe that we have adequately provided in our consolidated financial statements for the potential impact of these contingencies. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition.

Environmental and Other Matters

The information set forth in Note 18, Commitments and Contingencies, to the consolidated financial statements included in this report is hereby incorporated by reference.

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

Solid and Hazardous Waste We currently own or lease, and in the past owned or leased, properties that have been used in our operations. Although we used operating and disposal practices that were standard in the industry at the time, wastes may have been disposed of or released on or under the properties or on or under locations where such wastes have been taken for disposal. We are currently involved in the investigation and remediation of several such properties. State and Federal laws applicable to wastes and contaminated properties have gradually become stricter over time. Under new laws, we could be required to remediate properties impacted by previously disposed wastes. We have been named as a potentially responsible party ("PRP") at a number of contaminated sites.

We generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state and local statutes where we operate. These statutes, regulations and laws may have limited disposal options for certain wastes.

Superfund The U.S. Environmental Protection Agency ("EPA"), or an equivalent state agency, has notified us that we are considered a PRP at ten sites, none of which are owned by us. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), or a similar state statute, to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. Based on currently available information, which is in many cases preliminary and incomplete, we had $0.9 million and $1.0 million accrued as of August 31, 2013 and 2012, respectively, in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for the years ended August 31, 2013, 2012 and 2011 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

Clean Water Act The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes into waters of the United States, a term broadly defined, or into publicly owned treatment works. These controls have become more stringent over time and it is probable that additional restrictions will be imposed in the future. Permits must generally be obtained to discharge pollutants into Federal waters or into publicly owned treatment works; comparable permits may be required at the state level. The CWA and many state agencies provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants. In addition, the EPA's regulations and comparable state regulations may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge or non-compliance with permit requirements, we may be liable for penalties and costs.

Clean Air Act Our operations are subject to regulations at the Federal, state and local level for the control of emissions from sources of air pollution. New and modified sources of air pollutants are often required to obtain permits prior to commencing construction, modification or operations. Major sources of air pollutants are subject to more stringent requirements, including the potential need for additional permits and to increase scrutiny in the context of enforcement. The EPA has been implementing its stationary emission control program through expanded enforcement of the New Source Review Program. Under this program, new or modified sources may be required to construct emission sources using what is referred to as the Best Available Control Technology, or in any areas that are not meeting national ambient air quality standards, using methods that satisfy requirements for Lowest Achievable Emission Rate. Additionally, the EPA is implementing new, more stringent standards for ozone and fine particulate matter. The EPA recently has promulgated new national emission standards for hazardous air pollutants for steel mills which will require specific sources in this category to meet the standards by reflecting application of maximum achievable control technology. Compliance with the new standards could require additional expenditures.

We incurred environmental expenses of $30.1 million, $26.8 million and $32.2 million for 2013, 2012 and 2011, respectively. The expenses included the cost of environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, we spent $10.5 million in capital expenditures related to costs directly associated with environmental compliance. We accrued environmental liabilities of $9.0 million at August 31, 2013 and 2012, respectively, of which $5.0 million and $4.9 million were classified as other long-term liabilities at August 31, 2013 and 2012, respectively.

Dividends

We have paid quarterly cash dividends in each of the past 196 consecutive quarters. We paid dividends in 2013 at the rate of $0.12 per share for each quarter.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimations and assumptions, including those related to the valuation allowances for receivables, the carrying value of non-current assets, reserves for environmental obligations and income taxes, on an ongoing basis. Estimates and assumptions are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results in future periods could differ materially from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply to the following critical accounting policies:

Revenue Recognition and Allowance for Doubtful Accounts We recognize sales when title passes to the customer either when goods are shipped or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. When we estimate that a contract with one of our customers will result in a loss, we accrue the calculated loss as soon as it is probable and estimable. We account for fabrication projects based on the percentage of completion accounting method, based primarily on contract cost incurred to date compared to total estimated contract cost. Changes to total estimated contract cost, or loss, if any, are recognized in the period in which they are determined. We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers' financial condition.

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

Our effective income tax rate may fluctuate on a quarterly basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws, and the amount of tax provided for uncertain tax positions. We establish income tax liabilities to reduce some or all of the income tax benefit of any of our income tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. Our evaluation of whether or not a tax position is uncertain is based on the following: (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these income tax liabilities when our judgment changes as a result of new information. Any change will impact income tax expense in the period in which such determination is made.

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

Goodwill We perform our goodwill impairment test in the fourth quarter of each fiscal year or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. Our reporting units represent an operating segment or a reporting level below an operating segment.

Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. We use a discounted cash flow model and a market approach to calculate the fair value of our reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions.

As a result of the goodwill impairment tests in 2013, we recorded goodwill impairment charges of $6.4 million, including foreign currency translation gains of $0.6 million, related to our Australian subsidiaries. The annual goodwill impairment analysis did not result in any impairment charges at any of our other reporting units. The fair value of each of our reporting units exceeded carrying value by at least 38%. As of August 31, 2013 and 2012, one of our reporting units within the Americas Fabrication reporting segment comprised $51.3 million of our total goodwill. Goodwill at other reporting units is not material. See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements included in this report for additional information.

Long-Lived Assets We evaluate the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted. Our domestic and international minimills, fabrication and recycling businesses are capital intensive. Some of the estimated values for assets that we currently use in our operations are based upon judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer's different viewpoint of future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets' economical useful lives. To the extent that an asset's actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.

Contingencies In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments in connection with some of these matters. While we are unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals as warranted. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, and the uncertainties involved in litigation. We believe that we have adequately provided in our consolidated financial statements for the impact of these contingencies. We also believe that the outcomes will not materially affect our results of operations, our financial position or our cash flows.

Other Accounting Policies and New Accounting Pronouncements See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Approach to Mitigating Market Risk See Note 12, Derivatives and Risk Management, to the consolidated financial statements included in this report for disclosure regarding our approach to mitigating market risk and for summarized market risk information for the preceding fiscal year. Also, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this report. The following types of derivative instruments were outstanding or utilized during 2013, in accordance with our risk management program. All of the instruments are highly liquid, and not entered into for trading purposes.

Currency Exchange Forwards We enter into currency exchange forward contracts as economic hedges of international trade commitments denominated in currencies other than the functional currency of CMC or its subsidiaries. No single foreign currency poses a primary risk to us. Fluctuations that cause temporary disruptions in one market segment tend to open opportunities in other segments.

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

Natural Gas We enter into natural gas forward contracts as economic hedges of the Company's Americas Mills operations based on anticipated consumption of natural gas in order to mitigate the risk of unanticipated increases in operating cost due to the volatility of natural gas prices. As of August 31, 2013, the Company had no open natural gas forward contract commitments.

Freight We occasionally enter into freight forward contracts when sales commitments to customers include a fixed price freight component in order to mitigate the effect of the volatility of ocean freight rates. As of August 31, 2013, the Company had no open freight forward contract commitments.

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

The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.

Gross foreign currency exchange contract commitments as of August 31, 2013:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)	U.S. Equivalent (in thousands)
AUD	94	EUR	67	0.67 — 0.76	$89
AUD	1,240	NZD (2)	1,438	1.13 — 1.20	1,124
AUD	76,296	USD	69,121	0.88 — 1.01	69,121
AUD	240	CNY (3)	1,313	5.46	214
GBP	1,437	EUR	1,669	0.85 — 0.87	2,213
GBP	18,844	USD	29,039	1.51 — 1.57	29,039
PLN	284,936	EUR	66,873	4.16 — 4.41	88,954
PLN	1,447	USD	442	3.26 — 3.32	442
SGD	7,206	USD	5,654	1.27 — 1.28	5,654
USD	38,700	EUR	29,173	1.27 — 1.34	38,700
USD	46,879	GBP	30,286	1.55	46,879
USD	1,375	JPY	137,974	100.33	1,375
USD	10,556	PLN	33,594	3.18 — 3.23	10,556
USD	14,610	SGD	18,279	1.23 — 1.26	14,610
USD	2,186	CHF	2,055	0.92 — 0.96	2,186
USD	19,196	AUD	21,500	0.89 — 0.90	19,196
USD	648	THB	20,000	30.88	648
					$331,000
 _________________
(1) Substantially all foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.
(2) New Zealand dollar
(3) Chinese yuan

Commodity contract commitments as of August 31, 2013:

Terminal Exchange	Metal	Long/ Short	# of Lots	Standard Lot Size	Total Weight	Range or Amount of Hedge Rates Per MT/lb.	Total Contract Value at Inception (in thousands)
London Metal Exchange	Aluminum	Long	123	25 MT	3,063 MT	1,895.00 — 2,028.00	$5,862
	Aluminum	Short	4	25 MT	100 MT	1,896.50 — 1,907.75	190
	Copper	Long	1.31	25 MT	33 MT	8,025.00 — 8,055.00	263
	Zinc	Long	0.87	25 MT	22 MT	2,247.00 — 2,259.00	49
New York Mercantile Exchange	Copper	Long	86	25,000 lbs.	2,150,000 lbs.	309.95 — 350.15	7,098
	Copper	Short	441	25,000 lbs.	11,025,000 lbs.	302.45 — 340.70	35,808
							$49,270
_________________
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of August 31, 2013. Deloitte & Touche LLP has audited the effectiveness of the Company's internal control over financial reporting; their attestation report is included on page 42 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas

We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on the criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended August 31, 2013 of the Company and our report dated October 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Dallas, Texas
October 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas

We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 31, 2013, based on the criteria established in Internal Control-Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
October 28, 2013

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
(in thousands, except share data)	2013	2012	2011
Net sales	$6,889,575	$7,656,375	$7,666,773
Costs and expenses:
Cost of goods sold	6,227,238	6,939,748	7,037,446
Selling, general and administrative expenses	468,611	481,746	508,916
Impairment of assets	17,270	607	24,466
Gain on sale of cost method investment	(26,088)	—	—
Interest expense	69,608	69,487	69,814
	6,756,639	7,491,588	7,640,642
Earnings from continuing operations before income taxes	132,936	164,787	26,131
Income taxes (benefit)	57,979	(45,762)	14,592
Earnings from continuing operations	74,957	210,549	11,539

Earnings (loss) from discontinued operations before income taxes	3,672	(11,906)	(139,195)
Income taxes (benefit)	1,310	(8,847)	1,748
Earnings (loss) from discontinued operations	2,362	(3,059)	(140,943)

Net earnings (loss)	77,319	207,490	(129,404)
Less net earnings attributable to noncontrolling interests	4	6	213
Net earnings (loss) attributable to CMC	$77,315	$207,484	$(129,617)

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.64	$1.82	$0.10
Earnings (loss) from discontinued operations	0.02	(0.03)	(1.23)
Net earnings (loss)	$0.66	$1.79	$(1.13)

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.64	$1.80	$0.09
Earnings (loss) from discontinued operations	0.02	(0.02)	(1.21)
Net earnings (loss)	$0.66	$1.78	$(1.12)
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended August 31,
(in thousands)	2013	2012	2011
Net earnings (loss)	$77,319	$207,490	$(129,404)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment and other:
Foreign currency translation adjustment and other during the year, net of income taxes of $(925), $(41,752) and $39,301	(10,108)	(71,631)	72,987
Reclassification for translation gain realized upon sale of investments in foreign entities, net of income taxes of $0, $664 and $0	—	(4,675)	—
Foreign currency translation adjustment and other, net of income taxes of $(925), $(41,088) and $39,301	(10,108)	(76,306)	72,987
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of income taxes of $2, $(604) and $135	221	(1,545)	823
Reclassification for loss (gain) included in net earnings, net of income taxes of $(128), $132 and $(254)	(337)	578	(1,018)
Net unrealized loss on derivatives, net of income taxes of $(126), $(472) and $(119)	(116)	(967)	(195)
Defined benefit obligation:
Net loss, net of income taxes of $(51), $(425) and $(48)	(168)	(410)	(1,118)
Prior service credit (cost), net of income taxes of $0, $0 and $(9)	—	—	(34)
Amortization of net loss, net of income taxes of $45, $40 and $74	207	188	261
Amortization of prior service credit, net of income taxes of $(38), $(2) and $(2)	(170)	(15)	(18)
Amortization of transition asset, net of income taxes of $0, $0 and $13	—	—	116
Adjustment from plan changes, net of income taxes of $309, $(26) and $0	1,315	(99)	—
Defined benefit obligation, net of income taxes of $265, $(413) and $28	1,184	(336)	(793)
Other comprehensive income (loss)	(9,040)	(77,609)	71,999
Comprehensive income (loss)	$68,279	$129,881	$(57,405)
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands, except share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$378,770	$262,422
Accounts receivable (less allowance for doubtful accounts of $10,042 and $9,480)	989,694	958,364
Inventories, net	757,417	807,923
Other	240,314	211,122
Total current assets	2,366,195	2,239,831
Property, plant and equipment:
Land	80,764	79,123
Buildings and improvements	486,494	483,708
Equipment	1,666,250	1,656,328
Construction in process	18,476	41,036
	2,251,984	2,260,195
Less accumulated depreciation and amortization	(1,311,747)	(1,265,891)
	940,237	994,304
Goodwill	69,579	76,897
Other assets	118,790	130,214
Total assets	$3,494,801	$3,441,246
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$342,678	$433,132
Accounts payable-documentary letters of credit	112,281	95,870
Accrued expenses and other payables	314,949	343,337
Notes payable	5,973	24,543
Current maturities of long-term debt	5,228	4,252
Total current liabilities	781,109	901,134
Deferred income taxes	46,558	20,271
Other long-term liabilities	118,165	116,261
Long-term debt	1,278,814	1,157,073
Total liabilities	2,224,646	2,194,739
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,010,990 and 116,351,424 shares	1,290	1,290
Additional paid-in capital	363,772	365,778
Accumulated other comprehensive loss	(27,176)	(18,136)
Retained earnings	1,166,732	1,145,445
Less treasury stock, 12,049,674 and 12,709,240 shares at cost	(234,619)	(248,009)
Stockholders’ equity attributable to CMC	1,269,999	1,246,368
Stockholders’ equity attributable to noncontrolling interests	156	139
Total equity	1,270,155	1,246,507
Total liabilities and stockholders’ equity	$3,494,801	$3,441,246
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
(in thousands)	2013	2012	2011
Cash flows from (used by) operating activities:
Net earnings (loss)	$77,319	$207,490	$(129,404)
Adjustments to reconcile net earnings (loss) to cash flows from (used by) operating activities:
Depreciation and amortization	136,548	137,310	159,576
Provision for losses (recoveries) on receivables, net	4,430	(2,463)	306
Share-based compensation	18,693	13,125	12,893
Amortization of interest rate swaps termination gain	(12,470)	(5,815)	—
Loss on debt extinguishment	4,758	—	—
Deferred income taxes (benefit)	54,655	(59,999)	(19,856)
Tax expense (benefit) from stock plans	1,444	(1,968)	(2,355)
Net gain on sale of assets and other	(25,371)	(11,932)	(1,315)
Write-down of inventory	3,003	13,917	25,503
Asset impairments	17,270	3,316	120,145
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,065	68,260	(168,779)
Accounts receivable sold (repurchased), net	(80,580)	(77,116)	78,297
Inventories	26,459	53,449	(200,204)
Other assets	2,894	5,001	73,382
Accounts payable, accrued expenses and other payables	(87,375)	(157,025)	82,642
Other long-term liabilities	(5,010)	10,443	(3,084)
Net cash flows from operating activities	147,732	195,993	27,747

Cash flows from (used by) investing activities:
Capital expenditures	(89,035)	(113,853)	(73,215)
Proceeds from the sale of property, plant and equipment and other	13,904	55,360	53,394
Proceeds from the sale of equity method investments	—	—	10,802
Proceeds from the sale of cost method investment	28,995	—	—
Acquisitions, net of cash acquired	—	—	(48,386)
Decrease (increase) in deposit for letters of credit	—	31,053	(4,123)
Net cash flows used by investing activities	(46,136)	(27,440)	(61,528)

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit	(6,221)	(74,493)	(55,950)
Short-term borrowings, net change	(19,524)	18,607	(10,253)
Repayments on long-term debt	(204,856)	(64,801)	(33,577)
Proceeds from termination of interest rate swaps	—	52,733	—
Proceeds from issuance of long-term debt	330,000	—	—
Payments for debt issuance costs	(4,684)	—	—
Debt extinguishment costs	(4,557)	—	—
Increase in restricted cash	(18,620)	—	—
Stock issued under incentive and purchase plans, net of forfeitures	951	(81)	9,615
Cash dividends	(56,028)	(55,617)	(55,177)
Tax benefit (expense) from stock plans	(1,444)	1,968	2,355
Contribution from (purchase of) noncontrolling interests	13	(55)	(4,027)
Net cash flows from (used by) financing activities	15,030	(121,739)	(147,014)
Effect of exchange rate changes on cash	(278)	(6,782)	3,872
Increase (decrease) in cash and cash equivalents	116,348	40,032	(176,923)
Cash and cash equivalents at beginning of year	262,422	222,390	399,313
Cash and cash equivalents at end of year	$378,770	$262,422	$222,390
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Controlling Interests	Total
Balance at September 1, 2010	129,060,664	$1,290	$373,308	$(12,526)	$1,178,372	(14,735,315)	$(289,708)	$2,638	$1,253,374
Net earnings (loss)					(129,617)			213	(129,404)
Other comprehensive income				71,999					71,999
Cash dividends					(55,177)				(55,177)
Issuance of stock under incentive and purchase plans, net of forfeitures			(14,561)			1,208,414	24,176		9,615
Share-based compensation			11,913						11,913
Tax benefits from stock plans			2,355						2,355
Purchase of noncontrolling interest			(1,399)					(2,628)	(4,027)
Balance at August 31, 2011	129,060,664	$1,290	$371,616	$59,473	$993,578	(13,526,901)	$(265,532)	$223	$1,160,648
Net earnings					207,484			6	207,490
Other comprehensive loss				(77,609)					(77,609)
Cash dividends					(55,617)				(55,617)
Issuance of stock under incentive and purchase plans, net of forfeitures			(17,604)			817,661	17,523		(81)
Share-based compensation			9,763						9,763
Tax benefits from stock plans			1,968						1,968
Purchase of noncontrolling interests			35					(90)	(55)
Balance at August 31, 2012	129,060,664	$1,290	$365,778	$(18,136)	$1,145,445	(12,709,240)	$(248,009)	$139	$1,246,507
Net earnings					77,315			4	77,319
Other comprehensive loss:				(9,040)					(9,040)
Cash dividends					(56,028)				(56,028)
Issuance of stock under incentive and purchase plans, net of forfeitures			(12,439)			659,566	13,390		951
Share-based compensation			11,877						11,877
Tax benefits from stock plans			(1,444)						(1,444)
Purchase of noncontrolling interests								13	13
Balance at August 31, 2013	129,060,664	$1,290	$363,772	$(27,176)	$1,166,732	(12,049,674)	$(234,619)	$156	$1,270,155
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Nature of Operations Through its global operations and marketing offices, Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") recycles ferrous and nonferrous scrap metal, operates steel mills, commonly referred to as "minimills", and fabrication shops and trades and distributes steel and nonferrous metal products and other industrial products worldwide.

The Company has five business segments across two geographic divisions, the CMC Americas Division and the CMC International Division. The CMC Americas Division includes three segments: Americas Recycling, Americas Mills and Americas Fabrication. The CMC International Division includes two segments: International Mill and International Marketing and Distribution.

Americas Recycling  The Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment sells scrap metals to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers.

Americas Mills  The Americas Mills segment manufactures finished long steel products including rebar, merchant bar, light structural, some special bar quality (SBQ) and other special sections as well as semi-finished billets for re-rolling and forging applications. This segment's products are sold to the construction, service center, transportation, steel warehousing, fabrication, energy, petrochemical and original equipment manufacturing industries.

Americas Fabrication  The Americas Fabrication segment consists of rebar and structural fabrication operations, fence post manufacturing plants, construction-related product facilities and plants that heat-treat steel to strengthen and provide flexibility. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums and dams.

International Mill The International Mill segment is comprised of all recycling and fabrication operations and one steel mill located in Poland. Principal products manufactured include rebar and wire rod as well as merchant bar and billets.

International Marketing and Distribution  The International Marketing and Distribution segment includes international operations for the sale, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes the U.S.-based marketing and distribution divisions and also operates a recycling facility in Singapore. The International Marketing and Distribution segment buys and sells primary and secondary metals, fabricated metals, semi-finished, long and flat steel products and other industrial products. This segment sells its products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory, construction and transportation businesses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. The equity method of accounting is used for investments in affiliates in which the Company has the ability to exert significant influence, but does not have effective control. Investments in affiliates which are 20% or less owned are accounted for using the cost method of accounting. The Company currently does not have any investments in affiliates accounted for under the equity method. All significant intercompany transactions and balances are eliminated.

Use of Estimates The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements. Actual results could significantly differ from those estimates.

Revenue Recognition The Company recognizes sales when title passes to the customer either when goods are shipped or when they are delivered based upon the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. When the Company estimates that a firm purchase commitment will result in a loss, the

Company accrues the entire loss as soon as it is probable and estimable. The Company accounts for fabrication projects based on the percentage of completion accounting method, based primarily on contract cost incurred to date compared to total estimated contract cost. Changes to total estimated contract cost, or loss, if any, are recognized in the period in which they are determined. As of August 31, 2013 and 2012, the Company recorded in its accounts receivable unbilled revenue related to fabrication projects of $24.3 million and $19.2 million, respectively.

Allowance for Doubtful Accounts The Company maintains an allowance for doubtful accounts to reflect its estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers' financial condition.

Credit Risk The Company maintains both corporate and divisional credit departments. Credit limits are set for each customer. Some of the Company's divisions use credit insurance or letters of credit to ensure prompt payment in accordance with the terms of sale. Generally, collateral is not required. Approximately 49% and 60% of total receivables at August 31, 2013 and 2012, respectively, were secured by credit insurance or letters of credit.

Cash and Cash Equivalents The Company considers temporary investments that are short-term (with original maturities of three months or less) and highly liquid to be cash equivalents. The Company had restricted cash of $18.0 million serving as collateral for letters of credit obligations for its Australian subsidiary as of August 31, 2013. Restricted cash balances are included in other current assets on the Company's consolidated balance sheets.

Inventory Costs The Company records all inventories at the lower of their cost or market value. Inventory cost for most domestic inventories is determined by the last-in, first-out ("LIFO") method; cost of international and remaining inventories is determined by the first-in, first-out ("FIFO") method.

Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production, wages and transportation costs. Additionally, the costs of departments that support production, including materials management and quality control, are allocated to inventory.

Property, Plant and Equipment Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Provisions for amortization of leasehold improvements are made at annual rates based upon the lesser of the estimated useful lives of the assets or terms of the leases. Major maintenance is expensed as incurred.

At August 31, 2013, the useful lives used for depreciation and amortization were as follows:

Buildings	7	to	40	years
Land improvements	3	to	25	years
Leasehold improvements	3	to	15	years
Equipment	3	to	25	years

Goodwill The Company performs its goodwill impairment test during the fourth quarter of each fiscal year or when changes in circumstances indicate an impairment event may have occurred by estimating the fair value of each reporting unit compared to its carrying value. The Company's reporting units represent an operating segment or a reporting level below an operating segment.

Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. The Company uses a discounted cash flow model and a market approach to calculate the fair value of its reporting units. The model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions.

As a result of the goodwill impairment tests in 2013, the Company recorded goodwill impairment charges of $6.4 million, including foreign currency translation gains of $0.6 million, related to its Australian subsidiaries. The annual goodwill impairment analysis did not result in any impairment charges at any of the Company's other reporting units. As of August 31, 2013 and 2012, one of the Company's reporting units within the Americas Fabrication reporting segment comprised $51.3 million of the Company's total goodwill. Goodwill at other reporting units is not material. See Note 7, Goodwill and Other Intangible Assets, for additional details of this impairment.

Impairment of Long-Lived Assets The Company evaluates the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted.

Environmental Costs The Company accrues liabilities for environmental investigation and remediation costs when they are both probable and the amount can be reasonably estimated. Environmental costs are based upon estimates regarding the sites for which the Company will be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties and the timing of remediation. Where timing and amounts cannot be reasonably determined, a range is estimated and the lower end of the range is recorded.

Stock-Based Compensation The Company recognizes stock-based equity awards and liability awards at fair value in the financial statements. The fair value of each stock-based equity award is estimated at the date of grant using the Black-Scholes or Monte Carlo pricing model. Total compensation cost of the stock-based equity award is amortized over the requisite service period using the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting. Stock-based liability awards are measured at fair value at the end of each reporting period and will fluctuate based on the price of CMC common stock and performance relative to the targets.

Accounts Payable — Documentary Letters of Credit In order to facilitate certain trade transactions, the Company utilizes documentary letters of credit to provide assurance of payment to its suppliers. These letters of credit are typically for payment at a future date conditional upon the bank determining the documentation presented to be in strict compliance with all terms and conditions of the letter of credit. Banks issue these letters of credit under uncommitted lines of credit, which are in addition to and separate from the Company's contractually committed revolving credit agreement. In some cases, if the Company's suppliers choose to discount the future dated obligation, the Company may pay the discount cost.

Income Taxes CMC and its U.S. subsidiaries file a consolidated Federal income tax return. Deferred income taxes are provided for temporary differences between financial statement and tax bases of asset and liabilities. The principal differences are described in Note 14, Income Tax. Benefits from tax credits are reflected currently in earnings. The Company intends to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. The Company records income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.

Foreign Currencies The functional currency of most of the Company's European marketing and distribution operations is the euro. The functional currencies of the Company's Australian, Polish, United Kingdom and certain Chinese, Singaporean and Thai operations are their local currencies. The Company's remaining international subsidiaries' functional currency is the U.S. dollar. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Transaction gains (losses) from transactions denominated in currencies other than the functional currencies, recorded as a component of selling, general and administrative expenses, were $(5.8) million, $2.2 million and $7.1 million for the years ended August 31, 2013, 2012 and 2011, respectively.

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

Fair Value The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Level 1 represents unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 represents quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable, either directly or indirectly. Level 3 represents valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Comprehensive Income (Loss) The Company reports comprehensive income (loss) in its consolidated statements of comprehensive income (loss). Comprehensive income (loss) consists of net earnings (loss) plus gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net earnings (loss), such as gains and losses related to certain derivative instruments, defined benefit plan obligations, and the translation effect of foreign currency assets and liabilities, net of taxes.

Recent Accounting Pronouncements In the fourth quarter of 2013, the Company adopted guidance issued by the Financial Accounting Standards Board ("FASB") requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income (loss), including (1) changes in accumulated other comprehensive income (loss) balances by component and (2) significant items reclassified out of accumulated other comprehensive income (loss) and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The adoption of this guidance only impacts the Company's disclosures and has no impact on its consolidated financial position, results of operations or cash flows. As a result of the adoption of the new guidance, the Company has disclosed this information within the notes to the consolidated financial statements.

In the first quarter of 2013, the Company adopted guidance issued by the FASB on disclosure requirements for the presentation of comprehensive income (loss). This guidance requires entities to report total comprehensive income (loss), the components of net income (loss), and the components of comprehensive income (loss) in either (1) a continuous statement of comprehensive income (loss) or (2) two separate but consecutive statements. As a result of the adoption, the Company's financial statements now include a separate consolidated statement of comprehensive income (loss) immediately following the consolidated statements of operations.

In the first quarter of 2013, the Company adopted guidance that simplifies how entities test indefinite-lived intangible assets for impairment and improves consistency in impairment testing guidance among long-lived asset categories. The guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with U.S. generally accepted accounting principles. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. The Company did not elect the qualitative option in testing goodwill in 2013.

In July 2013, the FASB issued guidance requiring entities to net an unrecognized tax benefit with a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued guidance permitting the Fed Funds Effective Swap Rate ("Overnight Index Swap Rate" or OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to interest rates on direct obligations of the U.S. Treasury (UST) and the London Interbank Offered Rate (LIBOR) swap rate. The guidance also removed the restriction on using different benchmark rates for similar hedges. The new guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company had no new or redesignated interest rate hedging transactions during the period from July 17, 2013 to August 31, 2013. The Company will evaluate the impact of this guidance on its consolidated financial statements when applicable.

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

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of taxes, is comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance at August 31, 2012	$(17,369)	$3,710	$(4,477)	$(18,136)
Other comprehensive income (loss) before reclassifications	(10,108)	221	1,147	(8,740)
Amounts reclassified from AOCI	—	(337)	37	(300)
Net other comprehensive income (loss)	(10,108)	(116)	1,184	(9,040)
Balance at August 31, 2013	$(27,477)	$3,594	$(3,293)	$(27,176)

The significant items reclassified out of accumulated other comprehensive income (loss) and the corresponding line items in the consolidated statements of operations to which the items were reclassified were as follows for the year ended August 31, 2013:

Components of AOCI	Location	(in thousands)
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(260)
Foreign exchange	Net sales	60
Foreign exchange	SG&A expenses	48
Interest rate	Interest expense	617
		465
Income tax effect	Income tax (expense) benefit	(128)
Net of income taxes		$337
Defined benefit obligation:
Amortization of net gain (loss)	SG&A expenses	$(252)
Amortization of prior service credit (cost)	SG&A expenses	208
		(44)
Income tax effect	Income tax (expense) benefit	7
Net of income taxes		$(37)
Amounts in parentheses reduce income.

NOTE 4. ACQUISITIONS

For the years ended August 31, 2013 and 2012, the Company did not have any business acquisitions.

During 2011, the Company completed the purchase of G.A.M. Steel Pty. Ltd. ("G.A.M."), based in Melbourne, Australia for $48.4 million. G.A.M. is a leading distributor and processor of steel long products and plate, servicing the structural fabrication, rural and manufacturing segments in Victoria, Australia. The acquisition of G.A.M. complemented the Company's existing national long products distribution investments in Australia.

NOTE 5. SALES OF ACCOUNTS RECEIVABLE

The Company has a domestic sale of accounts receivable program which expires on December 26, 2014. Under the program, the Company periodically contributes, and several of its subsidiaries periodically sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. Depending on the Company's level of financing needs, CMCRV sells the trade accounts receivable in their entirety to two third-party financial institutions. The third-party financial institutions advance up to a maximum of $200 million for all receivables, and the remaining portion due to the Company is deferred until the ultimate collection of the underlying receivables. The Company accounts for sales to the financial institutions as true sales, and the cash advances for receivables are removed from the consolidated balance sheets and are reflected as cash provided by operating activities. Additionally, the receivables program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 11, Credit Arrangements.

At August 31, 2013 and 2012, the Company sold $358.8 million and $406.9 million of receivables, respectively, to the third-party financial institutions. The Company had no advance payments outstanding on the sales of its receivables at August 31, 2013. At August 31, 2012 the Company had $10.0 million in advance payments outstanding on the sales of its receivables. The remaining amounts at August 31, 2013 and 2012 of $358.8 million and $396.9 million, respectively, are the deferred purchase prices and are included in trade receivables on the Company's consolidated balance sheets.

In addition to the domestic sale of accounts receivable program described above, the Company's international subsidiaries in Europe and Australia periodically sell accounts receivable without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to the Company's creditors in the event of bankruptcy. Uncollected accounts receivable sold under these arrangements, and removed from the Company's consolidated balance sheets, were $24.5 million and $95.1 million as of August 31, 2013 and August 31, 2012, respectively. The Australian program contains financial covenants in which the subsidiary must meet certain coverage and tangible net worth levels. At August 31, 2013, the Australian subsidiary was not in compliance with these covenants. The Company provided a guarantee of the Australian subsidiary's performance which resulted in the financial covenants being waived at August 31, 2013.

For the years ended August 31, 2013, 2012 and 2011, proceeds from the domestic and international sales of receivables were $1.0 billion, $1.9 billion and $1.3 billion, respectively, and cash payments to the owners of receivables were $1.1 billion, $1.9 billion, and $1.2 billion, respectively. The Company is responsible for servicing the receivables for a nominal servicing fee. Discounts on domestic and international sales of accounts receivable were $3.9 million, $6.4 million and $5.1 million for the years ended August 31, 2013, 2012 and 2011, respectively. These discounts primarily represent the cost of funds and are included in selling, general and administrative expenses in the Company's consolidated statements of operations.

NOTE 6. INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out ("LIFO") method. LIFO inventory reserves were $185.5 million and $261.8 million at August 31, 2013 and 2012, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in, first-out ("FIFO") method.

At August 31, 2013 and 2012, 43% and 55%, respectively, of the Company's total inventories were valued at LIFO. The remainder of inventories, valued at FIFO, consisted mainly of material dedicated to CMC Poland Sp. z.o.o. ("CMCP") (formerly CMC Zawiercie S.A. or "CMCZ") and certain marketing and distribution businesses.

The majority of the Company's inventories are in the form of finished goods with minimal work in process. At August 31, 2013 and 2012, inventories of $66.7 million and $68.0 million before LIFO reserves, respectively, were in the form of raw materials.

During 2013 and 2012, inventory in certain LIFO pools was reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effect for 2013 increased net earnings by $3.5 million. The effect on net earnings for 2012 was not material. During 2011, there was no liquidation of LIFO inventory.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at September 1, 2011	$7,267	$295	$57,144	$3,092	$9,840	$77,638
Translation	—	—	—	(407)	(334)	(741)
Balance at August 31, 2012	$7,267	$295	$57,144	$2,685	$9,506	$76,897
Impairment	—	—	—	—	(6,331)	(6,331)
Translation	—	—	—	70	(1,057)	(987)
Balance at August 31, 2013	$7,267	$295	$57,144	$2,755	$2,118	$69,579

As a result of the Company's annual goodwill impairment analysis in the fourth quarter of 2013, the Company determined that the carrying amount of its Australian reporting unit exceeded its estimated fair value. The resulting impairment charges of $6.4 million, including foreign currency translation gains of $0.6 million, were recorded within the International Marketing and Distribution reporting segment at August 31, 2013. The weakened Australian economy and in particular the demand for construction steel, coupled with continued operating performance below planned levels during 2013 and a weak forecast of future operating results were the contributing factors that lead to the impairment charges recorded in 2013. These goodwill impairment charges represent our accumulated goodwill impairment as of August 31, 2013.

The annual goodwill impairment analysis did not result in any impairment charges at any of the Company's other reporting units. As of August 31, 2013 and 2012, one of the Company's reporting units within the Americas Fabrication reporting segment comprised $51.3 million of the Company's total goodwill.

The following intangible assets subject to amortization are included in other noncurrent assets on the Company's consolidated balance sheets:

	August 31, 2013			August 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer base	$33,625	$21,408	$12,217	$33,928	$17,133	$16,795
Favorable land leases	6,257	612	5,645	6,133	527	5,606
Brand name	2,942	946	1,996	4,113	1,394	2,719
Other	101	38	63	101	31	70
Total	$42,925	$23,004	$19,921	$44,275	$19,085	$25,190

Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets for the years ended August 31, 2013, 2012, and 2011 was $4.9 million, $5.9 million, and $9.9 million, respectively. At August 31, 2013, the weighted average remaining useful life of these intangible assets, excluding the favorable land leases in Poland, was four years. The weighted average life of the favorable land leases was 76 years. Estimated amounts of amortization expense for the next five years are as follows:

Year Ended August 31,	(in thousands)
2014	$4,801
2015	4,748
2016	3,110
2017	663
2018	523

NOTE 8. IMPAIRMENT AND FACILITY CLOSURE COSTS

The Company evaluates the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable. The fair values include estimated cost to sell the assets. Lease termination costs represent the estimated fair value of future lease payments less any sub-lease income which the Company estimates at the cease use date of the leased property.

During the fourth quarter of 2013, the Company prepared an impairment analysis on its Australian operating unit and determined the carrying value of certain fixed assets exceeded their fair value as determined utilizing market and cost approaches. Determining the fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be level 3 inputs. The resulting non-recurring impairment charges of $6.3 million, primarily related to the write-down of long-lived assets, were recorded within the International Marketing and Distribution reporting segment at August 31, 2013. As a result of the $6.3 million non-recurring impairment charges, the fair value of International Marketing and Distribution's fixed assets is $20.4 million at August 31, 2013.

Asset impairment and facility closure costs associated with the Company's other operating units were approximately $4.6 million for the year ended August 31, 2013.

Asset impairment and facility closure costs were not significant in 2012.

During the fourth quarter of 2011, the Company prepared an impairment analysis on its steel pipe manufacturing operation at CMC Sisak, d.o.o. ("CMCS") and recorded charges of $110.6 million to impair the CMCS operation. The impairment of property, plant and equipment was based on the fair values calculated by independent appraisals. Additionally, the Company decided to close certain rebar fabrication and construction services locations in the Americas Fabrication segment and the German fabrication operation in the International Mill segment during the fourth quarter of 2011. The construction services locations were leased properties. As a result, the Company recorded impairment charges for these locations. The Company also determined that one of the Company's rebar fabrication customer base intangible assets was not recoverable; the Company recorded an impairment charge to reduce the customer base intangible to its estimated fair value in 2011. See Note 10, Businesses Held for Sale, Discontinued Operations and Dispositions, for additional details about dispositions of CMCS and the German fabrication operation.

In connection with these actions, the following pre-tax charges were recorded in 2011:

(in thousands)
Impairment of property, plant and equipment and other assets	$106,655
Impairment of customer list intangible asset	12,140
Write-down of inventory	8,500
Severance costs	5,051
Lease termination costs	2,196
Other closure costs	7,700

NOTE 9. SEVERANCE

The Company recorded consolidated severance cost of $6.1 million, $25.6 million and $8.2 million for the years ended August 31, 2013, 2012 and 2011, respectively. The severance cost recorded during 2013 was not individually material to any of the Company's segments. The severance cost recorded during 2012 primarily related to the Company's discontinued operations. During 2011, the Company closed several locations which resulted in involuntary employee termination benefits. These termination benefits have been included in selling, general and administrative expenses in the Company's consolidated statements of operations. As of August 31, 2013 and 2012, the remaining liability to be paid in the future related to termination benefits was $2.8 million and $2.7 million, respectively.

NOTE 10. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS
Businesses Held for Sale The assets and liabilities of businesses classified as held for sale are included in other current assets and accrued expenses on the Company's consolidated balance sheets. The components of assets and liabilities of businesses held for sale are as follows.

	August 31,
(in thousands)	2013	2012
Assets:
Accounts receivable	$20,313	$—
Inventories, net	8,713	—
Other current assets	3,683	—
Property, plant and equipment, net of accumulated depreciation and amortization	10,459	6,601
Assets of businesses held for sale	$43,168	$6,601
Liabilities:
Accounts payable-trade	$7,615	$—
Accrued expenses and other payables	3,251	—
Liabilities of businesses held for sale	$10,866	$—

Discontinued Operations During the fourth quarter of 2013, the Company decided to sell all of the stock of its wholly-owned copper tube manufacturing operation, Howell Metal Company ("Howell"). The Company determined that the decision to sell this business met the definition of a discontinued operation. As result, the Company included Howell in discontinued operations for all periods presented. Howell was previously an operating segment included in the Americas Mills reporting segment. On October 17, 2013, the Company sold all of the stock of Howell for $58.5 million, subject to customary purchase price adjustments.

During 2012, the Company announced its decision to exit CMCS by closure of the facility and sale of the assets. The Company determined that the decision to exit this business met the definition of a discontinued operation and has been presented as such for all periods presented. The results for 2011 include approximately $110.6 million of impairment and other charges incurred at CMCS. The results for 2012 consist of severance cost of $18.0 million associated with closing the facility and a pre-tax gain of $13.8 million for the sale of all of the shares of the CMCS operation, excluding $3.9 million in assets which were sold in the first quarter of 2013 with no impact to the consolidated statements of operations.

Financial information for discontinued operations was as follows:

	Year Ended August 31,
(in thousands)	2013	2012	2011
Revenue	$157,780	$202,632	$253,426
Earnings (loss) before taxes	3,672	(11,906)	(139,195)

Dispositions During the first quarter of fiscal 2013, the Company completed the sale of its 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million. The Trinecke investment was included in the International Marketing and Distribution segment.

During 2012, the Company sold its rebar fabrication shop in Rosslau, Germany for $11.3 million, resulting in a loss of $3.8 million. The result of this sale is included in continuing operations in the consolidated statements of operations. Additionally during 2012, the Company completed the sale of two properties that were previously joist and deck locations. The result of this sale is included in discontinued operations in the consolidated statements of operations.

During 2011, Construction Services, a division of a subsidiary of the Company, completed the sale of heavy forming and shoring equipment for $35 million. The result of this sale is included in continuing operations in the consolidated statements of operations. Additionally during 2011, the Company sold a majority of its joist assets resulting in a gain of $1.9 million which is included in discontinued operations in the consolidated statements of operations.

NOTE 11. CREDIT ARRANGEMENTS

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 15, 2023 (the "2023 Notes") and received proceeds of $325.0 million, net of underwriting discounts and debt issuance costs. The Company used $205.3 million of the proceeds from the 2023 Notes to purchase all of its outstanding $200.0 million of 5.625% Notes due 2013 (the "2013 Notes"). The Company intends to use the remaining proceeds for general corporate purposes. Interest on the 2023 Notes is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2013. The Company may, at any time, redeem the 2023 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make-whole" premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, holders of the 2023 Notes may require the Company to repurchase the 2023 Notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The Company is generally not limited under the indenture governing the 2023 Notes in its ability to incur additional indebtedness provided the Company is in compliance with certain restrictive covenants, including restrictions on liens, sale and leaseback transactions, mergers, consolidations and transfers of substantially all of the Company's assets.

As a result of redeeming the 2013 Notes, the Company recognized expenses of $4.8 million related to loss on early extinguishment of debt and write-off of unamortized debt issuance costs, discounts and premiums, all of which were included in selling, general and administrative expenses in the consolidated statements of operations for the year ended August 31, 2013.

In December 2011, the Company entered into a third amended and restated $300 million revolving credit facility that matures on December 27, 2016. The maximum availability under this facility can be increased to $400 million with the consent of both parties. The program's capacity, with a sublimit of $50 million for letters of credit, is reduced by outstanding stand-by letters of credit which totaled $28.3 million at August 31, 2013. Under the credit facility, the Company was required to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 3.00 to 1.00 for the twelve month cumulative period ended November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At August 31, 2013, the Company's interest coverage ratio was 5.17 to 1.00. The credit facility also requires the Company to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At August 31, 2013, the Company's debt to capitalization ratio was 0.51 to 1.00. The credit facility provides for interest based on the LIBOR, the Eurodollar rate or Bank of America's prime rate.

At August 31, 2013, the Company was in compliance with all covenants contained in its debt agreements.

During 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At August 31, 2013 and 2012, the unamortized portion was $34.4 million and $46.9 million, respectively, and for the years ended August 31, 2013 and 2012, amortization of the deferred gain was $12.5 million and $5.8 million, respectively.

The Company has uncommitted credit facilities available from domestic and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances as described in Note 2, Summary of Significant Accounting Policies), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows as of August 31:

(in thousands)	Weighted Average Interest Rate as of August 31, 2013	2013	2012
$200 million notes at 5.625% due November 2013	—%	$—	$204,873
$400 million notes at 6.50% due July 2017	5.7%	411,518	414,491
$500 million notes at 7.35% due August 2018	6.4%	522,930	527,554
$330 million notes at 4.875% due May 2023	4.9%	330,000	—
Other, including equipment notes		19,594	14,407
		1,284,042	1,161,325
Less current maturities		5,228	4,252
		$1,278,814	$1,157,073

Interest on these notes is payable semiannually.

CMCP has uncommitted credit facilities of $75.9 million with several banks with expiration dates ranging from September 30, 2013 to March 31, 2014. During 2013, CMCP had total borrowings of $229.4 million and total repayments of $254.0 million under these facilities. At August 31, 2013, there were no amounts outstanding under these facilities.

The scheduled maturities of the Company's long-term debt are as follows:

Year Ending August 31,	(in thousands)
2014	$5,228
2015	4,948
2016	3,496
2017	402,969
2018	502,195
Thereafter	330,758
Total excluding deferred gain of interest rate swaps	1,249,594
Deferred gain of interest rate swaps	34,448
Total long-term debt including current maturities	$1,284,042

Interest of $1.0 million, $1.3 million and $0.8 million was capitalized in the cost of property, plant and equipment constructed in 2013, 2012 and 2011, respectively. Interest of $82.5 million, $74.1 million and $71.4 million was paid in 2013, 2012 and 2011, respectively.

NOTE 12. DERIVATIVES AND RISK MANAGEMENT

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

At August 31, 2013, the Company's notional value of its foreign currency contract commitments and its commodity contract commitments was $331.0 million and $49.3 million, respectively.

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the years ended August 31, 2013 and 2012. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of operations:

		Year Ended August 31,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2013	2012	2011
Commodity	Cost of goods sold	$2,456	$4,496	$(10,857)
Foreign exchange	Net sales	—	(199)	38
Foreign exchange	Cost of goods sold	—	(537)	1,412
Foreign exchange	SG&A expenses	5,089	(872)	(8,025)
Other	Cost of goods sold	9	—	—
Gain (loss) before taxes		$7,554	$2,888	$(17,432)

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

During 2012, the Company terminated its interest rate swap transactions having a notional value of $800 million. The Company recorded net of the Company's periodic variable-rate interest obligations and the swap counterparty's fixed-rate interest obligations as a reduction to interest expense of $6.5 million and $15.7 million for the years ended August 31, 2012 and 2011, respectively. See Note 11, Credit Arrangements for additional information.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Year Ended August 31,
	Location	2013	2012	2011
Foreign exchange	Net sales	$(151)	$—	$—
Foreign exchange	Cost of goods sold	2,241	—	—
Foreign exchange	SG&A expenses	—	383	(15,053)
Interest rate	Interest expense	—	10,561	33,485
Gain before taxes		$2,090	$10,944	$18,432

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Year Ended August 31,
	Location	2013	2012	2011
Foreign exchange	Net sales	$153	$—	$91
Foreign exchange	Cost of goods sold	(2,241)	—	—
Foreign exchange	SG&A expenses	—	(383)	14,955
Interest rate	Interest expense	—	(10,561)	(33,485)
Loss before taxes		$(2,088)	$(10,944)	$(18,439)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	August 31,
	2013	2012	2011
Commodity	$(218)	$—	$26
Foreign exchange	439	(1,545)	797
Gain (loss), net of taxes	$221	$(1,545)	$823

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Year Ended August 31,
	Location	2013	2012	2011
Commodity	Cost of goods sold	$(169)	$27	$195
Foreign exchange	Net sales	46	(826)	—
Foreign exchange	Cost of goods sold	20	—	—
Foreign exchange	SG&A expenses	39	(300)	365
Interest rate	Interest expense	401	521	458
Gain (loss), net of taxes		$337	$(578)	$1,018

The Company's derivative instruments were recorded at their respective fair values as follows on the consolidated balance sheets:

Derivative Assets (in thousands)	August 31,
	2013	2012
Commodity — not designated for hedge accounting	$1,066	$407
Foreign exchange — designated for hedge accounting	1,626	670
Foreign exchange — not designated for hedge accounting	1,238	798
Derivative assets (other current assets and other assets)*	$3,930	$1,875

Derivative Liabilities (in thousands)	August 31,
	2013	2012
Commodity — designated for hedge accounting	$129	$2
Commodity — not designated for hedge accounting	1,268	993
Foreign exchange — designated for hedge accounting	432	1,272
Foreign exchange — not designated for hedge accounting	1,738	1,248
Other — not designated for hedge accounting	—	32
Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$3,567	$3,547
 _________________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of August 31, 2013, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

All of the instruments are highly liquid, and not entered into for trading purposes.

NOTE 13. FAIR VALUE

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$236,727	$236,727	$—	$—
Commodity derivative assets (2)	1,066	1,066	—	—
Foreign exchange derivative assets (2)	2,864	—	2,864	—
Liabilities:
Commodity derivative liabilities (2)	1,397	1,268	129	—
Foreign exchange derivative liabilities (2)	2,170	—	2,170	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$172,462	$172,462	$—	$—
Commodity derivative assets (2)	407	407	—	—
Foreign exchange derivative assets (2)	1,468	—	1,468	—
Liabilities:
Commodity derivative liabilities (2)	995	993	2	—
Foreign exchange derivative liabilities (2)	2,520	—	2,520	—
Other derivative liabilities (2)	32	—	32	—
 _________________
(1) Money market investments are short-term in nature, and the value is determined by broker quoted prices in active markets. The investment portfolio mix can change each period based on the Company's assessment of investment options.

(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or the New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Further discussion regarding the Company's use of derivatives and the classification of the assets and liabilities is included in Note 12, Derivatives and Risk Management.

Fair value of property, plant and equipment held for sale (Level 3) was $3.8 million at August 31, 2013 and $9.0 million at August 31, 2012 based on appraised values less costs to sell.

During the fourth quarter of 2013, the Company prepared an impairment analysis on its Australian operating unit and determined the carrying value of certain fixed assets exceeded their fair value as determined utilizing market and cost approaches. Determining the fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be level 3 inputs. The resulting non-recurring impairment charges of $6.3 million were recorded within the International Marketing and Distribution reporting segment at August 31, 2013. As a result of the non-recurring impairment charges, the fair value of International Marketing and Distribution's fixed assets is $20.4 million at August 31, 2013. CMC does not have other assets or intangible assets measured at fair value on a non-recurring basis at August 31, 2013. The carrying values of the Company's short-term items, including the deferred purchase prices of accounts receivable, documentary letters of credit and notes payable approximate fair value due to their short term nature.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets are as follows:

		August 31, 2013		August 31, 2012
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
$200 million notes at 5.625% due November 2013 (1)	Level 2	$—	$—	$204,873	$212,413
$400 million notes at 6.50% due July 2017 (1)	Level 2	411,518	443,646	414,491	434,991
$500 million notes at 7.35% due August 2018 (1)	Level 2	522,930	570,429	527,554	559,894
$330 million notes at 4.875% due May 2023 (1)	Level 2	330,000	298,650	—	—
_________________
(1) The fair value of the notes is calculated based on indicated market values.

NOTE 14. INCOME TAX

The components of earnings (loss) from continuing operations before income taxes (benefit) are as follows:

	Year Ended August 31,
(in thousands)	2013	2012	2011
United States	$147,204	$116,400	$(33,769)
Foreign	(14,268)	48,387	59,900
Total	$132,936	$164,787	$26,131

The income taxes (benefit) included in the consolidated statements of operations is as follows:

	Year Ended August 31,
(in thousands)	2013	2012	2011
Current:
United States	$849	$1,560	$23,452
Foreign	1,970	419	352
State and local	1,815	3,411	5,226
Current taxes (benefit)	$4,634	$5,390	$29,030
Deferred:
United States	$45,908	$(65,710)	$(28,048)
Foreign	4,980	7,130	9,742
State and local	3,767	(1,419)	5,616
Deferred taxes (benefit)	$54,655	$(59,999)	$(12,690)
Total taxes (benefit) on income	$59,289	$(54,609)	$16,340
Taxes (benefit) on discontinued operations	1,310	(8,847)	1,748
Taxes (benefit) on continuing operations	$57,979	$(45,762)	$14,592

A reconciliation of the federal statutory rate to the Company's effective tax rate from continuing operations is as follows:

	Year Ended August 31,
	2013	2012	2011
Tax expense (benefit) at statutory rate of 35%	$46,528	$57,675	$9,146
State and local taxes	3,460	4,596	6,958
Section 199 manufacturing deduction	—	—	(1,105)
Foreign rate differential	(3,295)	(9,909)	(9,617)
Change in valuation allowance	14,264	10,033	—
Liability for non-US earnings	—	—	8,848
Disposition of CMCS	6,292	(102,104)	—
Australian reorganization	(7,245)	—	—
Research and experimentation tax credits	—	(11,500)	—
Other	(2,025)	5,447	362
Tax expense (benefit) on continuing operations	$57,979	$(45,762)	$14,592
Effective tax rates from continuing operations	43.6%	(27.8)%	55.8%

The Company's effective tax rate from discontinued operations for the years ended 2013, 2012 and 2011 is 35.7%, 74.3% and (1.3)%, respectively.

The increase in the effective tax rate to 43.6% for the year ended August 31, 2013 over the statutory tax rate of 35% is due to the mix and amount of pre-tax income in the jurisdictions in which the Company operates and the recognition of valuation allowances on deferred assets in various jurisdictions that are not more likely than not to be realized.

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

The Company had a net refund of $7.6 million and paid $17.2 million of taxes for the years ended August 31, 2013 and 2012, respectively. The Company had a net tax refund of $79.9 million for the year ended August 31, 2011.

The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	August 31,
(in thousands)	2013	2012
Deferred tax assets:
Deferred compensation and employee benefits	$56,504	$52,113
Net operating losses and credits	99,200	110,553
Reserves and other accrued expenses	34,375	41,516
Allowance for doubtful accounts	5,020	5,816
Inventory	—	1,881
Intangibles	8,153	9,668
Other	12,879	15,062
Total deferred tax assets	216,131	236,609
Valuation allowance for deferred tax assets	(48,837)	(25,779)
Deferred tax assets, net	$167,294	$210,830
Deferred tax liabilities:
Fixed assets	$113,547	$111,777
Inventory	10,219	—
Other	5,354	5,012
Total deferred tax liabilities	$129,120	$116,789
Deferred tax assets, net of deferred tax liabilities	$38,174	$94,041

Net operating losses giving rise to deferred tax assets consist of $140.7 million federal and $319.8 million state net operating losses that expire during the tax years ending from 2013 to 2032 and foreign net operating losses of $119.9 million that expire during the tax years beginning in 2014. These assets will be reduced as tax expense is recognized in future periods.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. During the year ended August 31, 2013, the Company recorded a valuation allowance in the amount of $23.1 million primarily for the benefit of net operating loss carryforwards in certain jurisdictions due to the uncertainty of their realization.

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

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of August 31, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $489.0 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The unrecognized tax benefits as of August 31, 2013 and 2012 were $28.6 million and $27.4 million, of which $13.3 million and $10.1 million, if recognized, would have impacted the Company's effective tax rate at the end of 2013 and 2012, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	2013	2012	2011
Balance at September 1	$27,384	$10,762	$20,367
Change in tax positions of current year	1,255	—	2,440
Change for tax positions of prior years	—	18,006	(12,045)
Reductions due to settlements with taxing authorities	(88)	(600)	—
Reductions due to statute of limitations lapse	—	(784)	—
Balance at August 31	$28,551	$27,384	$10,762

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as tax expense and the balances at the end of a reporting period are recorded as part of the current or noncurrent liability for uncertain income tax positions. At August 31, 2013 and 2012, the Company had accrued interest and penalties related to uncertain tax positions of $2.8 million and $2.0 million, respectively.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized tax benefits may decrease, which could reduce the liability for uncertain tax positions by approximately $17.9 million.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

US Federal — 2009 and forward
US States — 2009 and forward
Foreign — 2006 and forward

The Company is under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of August 31, 2013 sufficiently reflect the anticipated outcome of these examinations.

NOTE 15. SHARE-BASED COMPENSATION PLANS

The Company's share-based compensation plans provide for the issuance of incentive and non-qualified stock options, restricted stock and units, stock appreciation rights and performance-based awards. The Compensation Committee of the Board of Directors approves all awards that are granted under the Company's share-based compensation plans. Share-based compensation expense for the years ended August 31, 2013, 2012 and 2011 of $18.7 million, $13.1 million and $12.9 million, respectively, is included in selling, general and administrative expenses on the Company’s consolidated statements of operations. As of August 31, 2013, total unrecognized compensation cost related to unvested share-based compensation arrangements was $26.5 million, which is expected to be recognized over a three year period.

The following table summarizes the total awards granted:

	Stock Options/SARs	Restricted Stock Awards/Units	Performance Awards
2013 Grants	244,403	1,149,696	640,002
2012 Grants	927,312	829,001	693,472
2011 Grants	112,000	690,180	686,548

As of August 31, 2013, the maximum number of shares available for awards under the Company's share-based compensation plans was 19,581,278. As of August 31, 2013, CMC had 17,781,754 shares available for future grants.

Restricted Stock Units Restricted stock units issued under the Company's plans provide that shares awarded may not be sold, transferred, pledged or assigned until service-based restrictions have elapsed. The restricted stock units granted to U.S. employees generally vest and are converted to CMC common stock in three equal installments on each of the first three anniversaries of the date of grant. The restricted stock units granted to non-U.S. employees generally vest and are settled in cash in three equal installments on each of the first three anniversaries of the date of grant. Generally, upon termination of employment, restricted stock awards that have not vested are forfeited. Upon death, disability or qualifying retirement a pro-rata portion of the unvested restricted stock awarded will vest and become payable.

The estimated fair value of the stock-settled restricted stock units is based on the closing price of CMC common stock on the date of grant, discounted for the expected dividend yield through the vesting period. Compensation cost related to the stock-settled restricted stock units is recognized ratably over the service period and is included in equity on the Company’s consolidated balance sheets. The fair value of the cash-settled restricted stock units is remeasured each reporting period and is recognized ratably over the service period. The liability related to the cash-settled restricted stock units is included in accrued expenses and other payables on the Company’s consolidated balance sheets.

Performance Stock Units Performance stock units issued under the Company’s plans provide that shares awarded may not be sold, transferred, pledged or assigned until service-based restrictions have elapsed and any performance objectives have been attained as established by the Compensation Committee. Recipients of these awards generally must be actively employed by and providing services to the Company on the last day of the performance period in order to receive an award payout. Upon death, disability or qualifying retirement a pro-rata portion of the performance stock units will vest and become payable at the end of the performance period.

Compensation cost for performance stock units is accrued based on the probable outcome of specified performance conditions, net of estimated forfeitures. The Company accrues compensation cost if it is probable that the performance conditions will be met. The Company reassesses the probability of meeting the specified performance conditions at the end of each reporting period and adjusts compensation cost, as necessary, based on the probability of achieving the performance conditions. If the performance conditions are not met at the end of the performance period, the Company reverses the related compensation cost.

Performance targets established by the Compensation Committee for performance stock units awarded in fiscal 2013 are weighted 75% based on the Company’s cumulative EBITDA targets for fiscal years 2013, 2014 and 2015, as approved by the Company’s Board of Directors in the respective year’s business plan, and 25% based on a three year relative total shareholder return metric. Performance stock units awarded to U.S. participants will be settled in CMC common stock. Award payouts range from a threshold of 50% to a maximum of 200% for each portion of the target awards. The performance stock units associated with the cumulative EBITDA targets have been classified as liability awards since the final EBITDA target will not be set until the third year of the performance period. Consequently, these awards are included in accrued expenses and other payables on the Company’s consolidated balance sheets. The fair value of these performance stock units is remeasured each reporting period and is recognized ratably over the service period. The performance stock units associated with the total shareholder return metric were valued at fair value on the date of grant using the Monte Carlo pricing model and are included in equity on the Company’s consolidated balance sheets.

Performance stock units awarded to non-U.S. participants in fiscal 2013 will be settled in cash. The fair value of the performance stock units is remeasured each reporting period and is recognized ratably over the service period. The liability related to these awards is included in accrued expenses and other payables on the Company’s consolidated balance sheets

Performance targets established by the Compensation Committee for performance stock units awarded in fiscal 2012 are weighted 50% based on the Company’s EBITDA targets and 50% based on Company's RONA targets for fiscal years 2012, 2013 and 2014, as approved by the Company's Board of Directors. Performance stock units awarded in fiscal 2012 will be settled in cash. Consequently, these awards are included in accrued expenses and other payables on the Company’s consolidated balance sheets. The fair value of the fiscal 2012 performance share units is remeasured each reporting period and is recognized ratably over the service period.

Performance targets established by the Compensation Committee for performance stock units awarded in fiscal 2011 are weighted 50% based on the Company’s EBITDA targets and 50% based on Company's RONA targets for fiscal years 2011, 2012 and 2013, as approved by the Company’s Board of Directors. Settlement of the performance stock units awarded in fiscal 2011 is split and upon vesting, award participants will receive one-half in CMC common stock and one-half in cash. The fair value of the portion of the performance stock units associated with the EBITDA target, and are settled in CMC common stock, was based on the closing price of CMC common stock on the date of grant discounted for the expected dividend yield through the vesting period. Compensation cost related to these performance stock units is recognized ratably over the service period and is included in equity on the Company’s consolidated balance sheets. The fair value of the performance share units settled in cash is remeasured each reporting period and is recognized ratably over the service period. The liability related to the cash settled portion of the performance stock units is included in accrued expenses and other payables on the Company’s consolidated balance sheets. At August 31, 2013, the Company reassessed the probability of achieving the specified performance conditions related to performance stock units awarded in fiscal 2011 and determined the Company will not meet the EBITDA and RONA targets at the end of the service period. As a result, the compensation cost previously recognized for these performance stock units has been reversed as of August 31, 2013.

Performance targets established by the Compensation Committee for performance stock units awarded in fiscal 2010 are based on a three year relative total shareholder return metric where 50% of the performance share units will vest if the Company ranks at the 50th percentile of its peer group at the end of the performance period and 100% of the performance share units will vest if the Company ranks at or greater than the 60th percentile of its peer group at the end of the performance period. In 2013, the Compensation Committee determined that the Company did not meet the total shareholder return vesting criteria at the end of the performance period. As a result, the compensation cost previously recognized for these performance stock units has been reversed.

Information for restricted stock units and performance stock units, excluding the cash component, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Outstanding as of August 31, 2012	1,683,572	$13.16
Granted	1,159,451	13.60
Vested	(537,303)	13.35
Forfeited	(398,302)	12.22
Outstanding as of August 31, 2013	1,907,418	$13.57

The weighted-average grant-date fair value per share of restricted stock units and performance stock units was $10.68 and $15.55 for 2012 and 2011, respectively. The total fair value of shares vested during 2013, 2012 and 2011 was $7.2 million, $10.7 million and $2.9 million, respectively.

The Company granted 174,710 equivalent shares of cash-settled restricted stock units and performance stock units during the year ended August 31, 2013. As of August 31, 2013, the Company had 1,670,113 equivalent shares of awards outstanding and expects 1,378,779 equivalent shares to vest.

Stock Appreciation Rights and Stock Options Stock appreciation rights and stock options are awarded to certain employees with an exercise price equal to the market value of CMC common stock on the date of grant. Stock appreciation rights and stock options issued in fiscal 2013, 2012 and 2011 are exercisable ratably over the three year vesting period and have a contractual term of seven years. The estimated fair value of stock appreciation rights and stock options granted under the Company’s plans during the years ended August 31, 2013, 2012 and 2011 was $0.6 million, $3.0 million and $1.9 million, respectively was estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.41%	0.43%	0.59%
Expected life, years	3.0	3.0	2.0
Expected volatility	43%	59%	56%
Expected dividend yield	3.40%	4.14%	2.85%
Weighted average grant-date fair value per share	$3.38	$3.67	$4.63

Combined activity for the Company’s stock appreciation rights and stock options, excluding the cash component, is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of September 1, 2010	3,922,016	$23.67
Granted	112,000	16.83
Exercised	(854,023)	8.03
Forfeited/Expired	(372,495)	28.96
Outstanding as of August 31, 2011	2,807,498	$27.45	2.8	$94,500
Granted	828,463	11.63
Exercised	(361,478)	12.34
Forfeited/Expired	(343,991)	27.78
Outstanding as of August 31, 2012	2,930,492	$24.81	3.3	$1,104,590
Granted	185,004	14.25
Exercised	(4,105)	11.60
Forfeited/Expired	(457,961)	24.91
Outstanding as of August 31, 2013	2,653,430	$24.07	2.8	$2,867,175
Exercisable at August 31, 2013	1,756,862	$30.15	1.5	$666,807
Remaining unvested stock appreciation rights and stock options expected to vest	851,740	12.18

There was no intrinsic value of stock appreciation rights and stock options exercised during 2013. The aggregate intrinsic value of stock appreciation rights and stock options exercised during 2012 and 2011 was $0.4 million and $7.4 million, respectively and represents the difference between the market value on the date of exercise and the exercise price.

Information related to stock appreciation rights and stock options as of August 31, 2013 is summarized below:

			Stock Appreciation Rights and Stock Options Outstanding			Stock Appreciation Rights and Stock Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$11.00	-	14.68	1,161,224	4.8	$12.20	274,362	3.1	$12.45
$16.54	-	16.83	121,706	4.5	$16.81	112,000	4.4	$16.83
$31.75	-	35.38	1,370,500	1.0	$34.78	1,370,500	1.0	$34.78
			2,653,430	2.8	$24.07	1,756,862	1.5	$30.15

During the year ended August 31, 2013, the Company awarded 59,399 equivalent shares of stock appreciation rights to non-U.S. employees, which are settled in cash. The fair value of these stock appreciation rights is remeasured each reporting period and is recognized ratably over the service period. The liability related to these awards is included in accrued expenses and other payables on the Company’s consolidated balance sheets. As of August 31, 2013, the Company had 141,340 equivalent shares of stock appreciation rights outstanding and expects 134,273 equivalent shares of stock appreciation rights to vest.

Stock Purchase Plan Almost all U.S. resident employees with one year of service at the beginning of each calendar year may participate in the Company's employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors establishes the purchase discount of 15% based on market prices on specified dates for the years ended August 31, 2013, 2012 and 2011. Yearly activity of the stock purchase plan is as follows:

	2013	2012	2011
Shares subscribed	281,460	299,210	339,620
Price per share	$12.61	$11.85	$14.34
Shares purchased	211,580	198,300	357,180
Price per share	$11.85	$11.76	$13.63
Shares available for future issuance	4,134,634

NOTE 16. CAPITAL STOCK

Treasury Stock CMC did not purchase any shares during the years ended August 31, 2013 and 2012 and had remaining authorization to purchase 8,259,647 shares of its common stock at August 31, 2013.

Preferred Stock Preferred stock has a par value of $1.00 a share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series have such rights and preferences as may be fixed by CMC's Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

Stockholder Rights Plan On July 30, 2011, CMC's Board of Directors adopted a stockholder rights plan ("Rights Plan") pursuant to which the Board declared a dividend to stockholders of record as of August 11, 2011, of one Preferred Stock Purchase Right ("Right") on each outstanding share of CMC common stock. On December 6, 2012, the Company terminated the Rights Plan. No Rights were exercised, traded or redeemed under the Rights Plan for the years ended August 31, 2013 and 2012, respectively.

NOTE 17. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by a defined contribution profit sharing and savings plan. This tax qualified plan is maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also provides certain eligible executives' benefits pursuant to a nonqualified benefit restoration plan ("BRP Plan") equal to amounts that would have been available under the tax qualified ERISA plans, but were subject to the limitations of ERISA, tax laws and regulations. Company expenses, which are discretionary, for these plans were $15.9 million, $13.0 million and $14.1 million for the years ended August 31, 2013, 2012 and 2011, respectively.

The deferred compensation liability under the BRP Plan was $78.8 million and $77.0 million at August 31, 2013 and 2012, respectively, and recorded in other long-term liabilities. Though under no obligation to fund the plan, the Company has segregated assets in a trust with a current value at August 31, 2013 and 2012 of $59.4 million and $52.9 million, respectively, recorded in other long-term assets. The net holding gain on these segregated assets was $9.9 million, $5.3 million and $6.5 million for the years ended August 31, 2013, 2012 and 2011, respectively.

A certain number of employees, primarily outside of the U.S., participate in defined benefit plans maintained in accordance with local regulations. Company expenses for these plans were $3.6 million, $2.2 million and $3.2 million for the years ended August 31, 2013, 2012 and 2011, respectively. The Company provides post retirement defined benefits to employees at certain divisions and recognizes the unfunded status of defined benefit plans as a liability with a corresponding reduction to accumulated other comprehensive income, net of taxes. At August 31, 2013 and 2012, the Company's liability related to the unfunded status of the defined benefit plans was $3.5 million and $5.1 million, respectively.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Minimum lease commitments payable by the Company for noncancelable operating leases are as follows:

Year Ending August 31,	(in thousands)
2014	$35,430
2015	28,600
2016	22,943
2017	15,576
2018	9,030
Thereafter	11,918
Total	$123,497

Total rental expense was $46.6 million, $43.9 million and $45.9 million in 2013, 2012 and 2011, respectively.

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

On September 18, 2008, the Company was served with a purported class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including Commercial Metals Company. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all parties who purchased of steel products directly from the defendants between January 1, 2005 and September 2008, seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest. Motions for and against class certification have been filed. Oral arguments related to class certification are pending. Discovery on the case merits remains pending. The Company believes the case is without merit and intends to defend it vigorously.

Since the filing of the direct purchaser lawsuit, a case has been filed in federal court in the Northern District of Illinois on behalf of a purported class of indirect purchasers in approximately 28 states naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint.  That case has in effect been stayed.  Another indirect purchaser action was filed in Tennessee state court, again naming the same defendants but contending that the conspiracy continued through 2010. The case has been removed to federal court, and plaintiffs have moved to remand.  The motion to remand has not yet been decided, and no motion practice or discovery has taken place.  The Company believes that the lawsuits are without merit and plans to defend them vigorously. Due to the uncertainty and the information available as of the date of these financial statements, we cannot reasonably estimate a range of loss relating to these cases.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party ("PRP") at several sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At August 31, 2013 and 2012, the Company had $0.9 million and $1.0 million, respectively, accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $9.0 million at August 31, 2013 and 2012, respectively, of which $5.0 million and $4.9 million were classified as other long-term liabilities at August 31, 2013 and 2012, respectively. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

Management believes that adequate provisions have been made in the Company's consolidated financial statements for the potential impact of these contingencies, and that the outcomes of the suits and proceedings described above, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the business, results of operations, or financial condition of the Company.

Guarantees

During 2012, the Company entered into a guarantee agreement with a bank in connection with a credit facility granted by the bank to a supplier of the Company. The fair value of the guarantee is negligible. The maximum credit facility with the bank was $4.0 million, and the Company's maximum exposure was $3.5 million as of August 31, 2013.
NOTE 19. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO CMC
In calculating earnings per share, there were no adjustments to net earnings to arrive at earnings for any periods presented. The reconciliation of the denominators of the earnings per share calculations is as follows:

	August 31,
	2013	2012	2011
Shares outstanding for basic earnings (loss) per share	116,677,836	115,861,986	114,995,616
Effect of dilutive securities:
Stock-based incentive/purchase plans	875,116	921,174	1,115,507
Shares outstanding for diluted earnings (loss) per share	117,552,952	116,783,160	116,111,123

For the years ended August 31, 2013, 2012 and 2011 SARs with total share commitments of 1.5 million, 2.8 million and 2.3 million respectively, were antidilutive and therefore excluded from the calculation of diluted earnings per share. All stock options and SARs expire by 2020.
The Company's restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.

NOTE 20. ACCRUED EXPENSES AND OTHER PAYABLES

Significant accrued expenses and other payables were as follows:

	August 31,
(in thousands)	2013	2012
Salaries and incentive compensation	$77,849	$88,717
Advance billings on contracts	53,089	65,241
Taxes other than income taxes	46,480	38,024
Insurance	24,911	27,646
Contract losses	5,621	3,784

NOTE 21. BUSINESS SEGMENTS

The Company's reporting segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.

The Company structures the business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. The Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. The Americas Mills segment manufactures finished long steel products including rebar, merchant bar, light structural, some special bar quality (SBQ) and other special sections as well as semi-finished billets for re-rolling and forging applications. The Americas Fabrication segment consists of the Company's rebar and structural fabrication operations, fence post manufacturing plants, construction-related product facilities and plants that heat-treat steel to strengthen and provide flexibility. The International Mill segment includes the Company's minimill and the Company's recycling and fabrication operations in Poland. The International Marketing and Distribution segment includes international operations for the sale, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes the Company's U.S.-based marketing and distribution divisions and also operates a recycling facility in Singapore. Corporate contains expenses of the Company's corporate headquarters and interest expense related to its long-term public debt.

The financial information presented for the International Mill segment excludes CMCS operations. Additionally, the financial information presented for the Americas Mills segment excludes Howell. These operations have been classified as discontinued operations in the consolidated statements of operations. See Note 10, Businesses Held for Sale, Discontinued Operations and Dispositions for more information.

The Company uses adjusted operating profit (loss) to measure the financial performance of its segments. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
2013
Net sales-unaffiliated customers	$1,225,604	$1,060,337	$1,427,785	$819,889	$2,344,128	$11,832	$—	$6,889,575
Intersegment sales	166,145	759,183	14,906	6,155	11,444	—	(957,833)	—
Net sales	1,391,749	1,819,520	1,442,691	826,044	2,355,572	11,832	(957,833)	6,889,575
Adjusted operating profit (loss)	3,170	204,333	28,033	890	35,617	(66,453)	848	206,438
Interest expense*	9	(101)	83	992	4,369	64,256	—	69,608
Capital expenditures**	21,261	37,216	5,605	15,155	1,015	7,552	—	87,804
Depreciation and amortization***	13,453	42,925	22,302	33,238	17,988	21,096	—	151,002
Total assets****	309,599	598,478	631,510	487,613	838,413	1,075,594	(496,946)	3,444,261
2012
Net sales-unaffiliated customers	$1,418,717	$1,206,651	$1,366,944	$955,730	$2,700,300	$8,033	$—	$7,656,375
Intersegment sales	187,444	777,070	14,694	77,627	27,019	—	(1,083,854)	—
Net sales	1,606,161	1,983,721	1,381,638	1,033,357	2,727,319	8,033	(1,083,854)	7,656,375
Adjusted operating profit (loss)	39,446	235,918	(15,697)	23,044	47,287	(83,035)	(6,251)	240,712
Interest expense*	1,933	12,995	10,809	10,090	6,548	27,112	—	69,487
Capital expenditures**	40,329	38,140	4,389	14,016	3,314	8,197	—	108,385
Depreciation and amortization***	13,260	40,704	22,056	32,306	5,821	20,295	—	134,442
Total assets****	285,136	615,070	629,970	529,160	870,933	961,654	(494,053)	3,397,870
2011
Net sales-unaffiliated customers	$1,692,824	$1,111,483	$1,208,823	$1,043,267	$2,603,494	$6,882	$—	$7,666,773
Intersegment sales	136,713	728,235	16,899	2,966	47,405	—	(932,218)	—
Net sales	1,829,537	1,839,718	1,225,722	1,046,233	2,650,899	6,882	(932,218)	7,666,773
Adjusted operating profit (loss)	43,059	149,213	(129,141)	47,594	76,337	(84,729)	(1,275)	101,058
Interest expense*	246	12,894	9,717	18,251	2,173	26,533	—	69,814
Capital expenditures**	7,666	24,169	2,029	14,278	2,873	7,896	—	58,911
Depreciation and amortization***	12,860	49,264	48,299	36,528	4,600	23,916	—	175,467
Total assets****	278,120	587,053	590,278	643,748	990,111	1,505,672	(1,047,716)	3,547,266
________________________
* Includes intercompany interest expense (income) in the segments and is all eliminated within Corporate.
** Excludes capital expenditures from discontinued operations of $1.2 million, $5.5 million and $14.3 million for the years ended August 31, 2013, 2012 and 2011, respectively.
*** Includes asset impairment charges.
**** Excludes total assets from discontinued operations of $50.5 million at August 31, 2013, $43.4 million at August 31, 2012 and $135.9 million at August 31, 2011.

The following table provides a reconciliation of consolidated adjusted operating profit to net earnings from continuing operations attributable to CMC:

	Year Ended August 31,
(in thousands)	2013	2012	2011
Earnings from continuing operations	$74,957	$210,549	$11,539
Income taxes (benefit)	57,979	(45,762)	14,592
Interest expense	69,608	69,487	69,814
Discounts on sales of accounts receivable	3,894	6,438	5,113
Adjusted operating profit from continuing operations	$206,438	$240,712	$101,058

Adjusted operating profit (loss) from discontinued operations for the years ended August 31, 2013, 2012 and 2011 was $3.7 million, $(10.7) million and $(138.2) million, respectively.

The following represents the Company's external net sales from continuing operations by major product and geographic area:

	Year Ended August 31,
(in thousands)	2013	2012	2011
Major product information:
Steel products	$4,318,072	$4,699,226	$4,412,810
Industrial materials	928,472	1,147,386	1,134,819
Nonferrous scrap	682,611	765,349	997,717
Ferrous scrap	646,263	763,772	805,067
Construction materials	189,046	177,827	217,741
Nonferrous products	5,674	2,689	2,573
Other	119,437	100,126	96,046
Net sales	$6,889,575	$7,656,375	$7,666,773

	Year Ended August 31,
(in thousands)	2013	2012	2011
Geographic area:
United States	$4,107,231	$4,503,786	$4,166,960
Europe	1,108,196	1,313,611	1,581,688
Asia	1,094,458	1,018,675	1,131,332
Australia/New Zealand	488,108	617,919	564,084
Other	91,582	202,384	222,709
Net sales	$6,889,575	$7,656,375	$7,666,773

The following table represents long-lived assets by geographic area:

	August 31,
(in thousands)	2013	2012	2011
United States	$868,643	$907,009	$944,851
Europe	239,899	250,392	364,207
Australia/New Zealand	12,446	36,097	38,973
Other	7,618	7,917	8,847
Total long-lived assets	$1,128,606	$1,201,415	$1,356,878

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 2013 and 2012 are as follows (in thousands except per share data):

	Three Months Ended 2013
	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales*	$1,749,515	$1,688,665	$1,752,534	$1,698,861
Gross profit*	186,665	139,365	175,519	160,788
Net earnings attributable to CMC	49,717	4,577	18,964	4,057
Basic EPS attributable to CMC	0.43	0.04	0.16	0.03
Diluted EPS attributable to CMC	0.42	0.04	0.16	0.03

	Three Months Ended 2012
	Nov. 30	Feb. 29	May 31	Aug. 31
Net sales*	$1,947,473	$1,918,049	$1,957,827	$1,833,026
Gross profit*	171,641	179,058	186,490	179,438
Net earnings attributable to CMC	107,734	28,853	40,682	30,215
Basic EPS attributable to CMC	0.93	0.25	0.35	0.26
Diluted EPS attributable to CMC	0.93	0.25	0.35	0.26
_________________________
* Excludes divisions classified as discontinued operations. See Note 10, Businesses Held for Sale, Discontinued Operations and Dispositions.

NOTE 23. RELATED PARTY TRANSACTIONS

The Company had no significant related party transactions for the years ended August 31, 2013 and 2012, respectively.

During the first quarter of fiscal 2013, the Company completed the sale of its 11% ownership interest in Trinecke. See Note 10, Businesses Held for Sale, Discontinued Operations and Disposals.

During 2011, the Company sold two joint ventures for approximately $8.3 million, resulting in a minimal gain. Net sales from related party transactions were $135.3 million and total purchases were $150.9 million for the year ended August 31, 2011.

NOTE 24. SUBSEQUENT EVENTS

On October 17, 2013, the Company sold all of the stock of Howell, its wholly-owned copper tube manufacturing operation, for $58.5 million, subject to customary purchase price adjustments. See Note 10, Businesses Held for Sale, Discontinued Operations and Disposals for additional information.

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

(b) Management's Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2013, our internal control over financial reporting was effective. Our Management's Report on Internal Control Over Financial Reporting, as of August 31, 2013, can be found on page 41 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting can be found on page 42 of this Form 10-K, each of which is incorporated by reference into this Item 9A.

(c) Changes in Internal Control Over Financial Reporting. We have an ongoing initiative to implement a new enterprise information system (the "Recy system") in our recycling businesses. We substantially completed implementing the Recy system in the United States in fiscal 2013 and continue to evaluate expanding the Recy system to our non-U.S. recycling facilities in fiscal 2014 and beyond. Management believes the necessary procedures are in place to maintain effective internal control over financial reporting as the implementation continues.

Other than this item, no other changes in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 28, 2013, the Company announced that the Company and Ann J. Bruder, Senior Vice President of Law, Government Affairs and Global Compliance and General Counsel, have mutually agreed that Ms. Bruder would separate from her position as an officer of the Company as of October 22, 2013 and will leave her employment with the Company effective November 25, 2013 (the "Separation Date").
In connection with her departure, the Company and Ms. Bruder entered into a Transition and Separation Agreement (the "Agreement") on October 28, 2013. Except as provided in the Agreement, the Agreement supersedes (a) the Terms and Conditions of Stock Award, Employment and Separation Agreement, dated June 1, 2010, between Ms. Bruder and the Company, as amended by the First Amendment to Employment Agreement, dated February 1, 2013, and (b) the Commercial Metals Company Executive Employment Continuity Agreement, dated as of May 20, 2008, between Ms. Bruder and the Company, as amended and restated as of October 19, 2009. During the period ending May 25, 2015, the Agreement prohibits Ms. Bruder from directly or indirectly competing with the Company; consulting with, providing information to or performing services for any person or entity that Ms. Bruder knows (after reasonable inquiry) is considering or pursuing an acquisition of the Company or an investment in the Company of more than $25,000; and directly or indirectly soliciting customers or employees of the Company. In addition, Ms. Bruder has agreed to certain ongoing cooperation obligations contained in the Agreement.
In consideration for Ms. Bruder’s release and waiver of claims and agreement to comply with the non-competition and non-solicitation obligations referenced in the Agreement, the Company agreed to pay Ms. Bruder: (i) a lump sum payment in the gross amount of $830,000, which is equivalent to two years annual base salary; (ii) Ms. Bruder’s fiscal year 2013 annual performance bonus in the gross amount of $111,000; (iii) continuation of existing health benefits and certain other perquisites through the Separation Date; (iv) Company fully-subsidized COBRA coverage continuing through May 25, 2015; and (v) to the extent permitted under the applicable plan, vesting of all previously unvested employer contributions to Ms. Bruder’s account in the Commercial Metals Company Profit Sharing and 401(k) Plan, the Commercial Metals Companies 2005 Benefits Restoration Plan and the Commercial Metals Companies Benefit Restoration Plan established September 1, 1995 on the Separation Date and a credit to Ms. Bruder’s accounts in such plans for any employer contributions attributable to the plan year during which the Separation Date occurs that would have otherwise been made had she remained employed by the Company. Also in consideration for Ms. Bruder’s release and waiver of claims and agreement to comply with the non-competition obligations referenced in the Agreement, the Company agreed to the following with respect to Ms. Bruder’s outstanding equity awards: (A) accelerated vesting of 16,500 time-vested restricted stock units ("RSUs") granted on June 3, 2010, (B) accelerated vesting through the Separation Date of 2,509 of the 2,964 outstanding time-vested RSUs granted on January 18, 2011 and 683 of the 16,073 outstanding time-vested RSUs granted on October 23, 2012, (C) in accordance with the terms of her award agreement, vesting on November 23, 2013 of 5,241 outstanding time-vested RSUs granted on November 23, 2011, (D) in accordance with the terms of her award agreement, vesting on November 23, 2013 of 15,720 stock appreciation rights ("SARs") granted on November 23, 2011, (E) the payment of the equivalent value of the prorated portion of performance stock units ("PSUs") granted on November 23, 2011 and the payment of the equivalent value of the prorated portion of PSUs granted on October 23, 2012, in each case, in the event the Company achieves all of the vesting criteria and the stock awards vest en mass (notwithstanding the provision of Ms. Bruder’s applicable award agreements mandating forfeiture of unvested PSUs upon departure from the Company) and (F) the extension until May 20, 2015 of the exercise period for the 13,000 SARs that were granted to Ms. Bruder on May 20, 2008 and that were vested and outstanding on the date of the Agreement.
The foregoing summary of the Agreement is qualified in its entirety by reference to the Agreement itself, a copy of which is filed as Exhibit 10(iii)(bb) to this report and is hereby incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for our 2014 annual meeting of stockholders (such proxy statement, the "2014 Proxy Statement"). Such information will be included in the 2014 Proxy Statement under the captions "Election of Directors," "Certain Relationships and Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee" and "Corporate Governance; Board and Committee Matters."

			EXECUTIVE
NAME	CURRENT TITLE & POSITION	AGE	OFFICER SINCE
Joseph Alvarado	Chairman of the Board, President and Chief Executive Officer	61	2010
Adam B. Batchelor	Vice President of Strategy and Planning	32	2013
Carey J. Dubois	Vice President and Treasurer	53	2012
John Elmore	Senior Vice President and President of CMC International	55	2012
Adam R. Hickey	Vice President and Controller	38	2012
Paul K. Kirkpatrick	Vice President, General Counsel and Corporate Secretary	42	2013
Tracy L. Porter	Senior Vice President and President, CMC Americas Division	56	2010
Barbara R. Smith	Senior Vice President and Chief Financial Officer	54	2011

Our Board of Directors usually elects officers at its first meeting after our annual stockholders meeting. Our executive officers continue to serve for terms set from time to time by the Board of Directors in its discretion.

Joseph Alvarado was hired by the Company in April 2010, as Executive Vice President and Chief Operating Officer. From 2004 to 2007, Mr. Alvarado was employed as President and Chief Operating Officer at Lone Star Technologies, Inc., a Dallas, Texas-based company and manufacturer and marketer of alloy and carbon welded oil country tubular goods and line pipe. In 2007, U.S. Steel, a steel producer, acquired Lone Star Technologies, Inc. and named him President, U.S. Steel Tubular Products. After joining our Company in 2010, he was named President and Chief Operating Officer on April 6, 2011, and in June, 2011, he was appointed President and Chief Executive Officer effective September 1, 2011. He was appointed to our Board of Directors on September 1, 2011 and was named Chairman of the Board of Directors on January 1, 2013.

In August 2011, Adam B. Batchelor joined the Company as Director of Financial Planning and Analysis. He was appointed Senior Director in September 2012 and Vice President of Strategy and Planning in August 2013. Prior to joining the Company, he was an associate at Oliver Wyman from 2003 to 2009 and an associate at Wingate Partners from 2009 to 2011.

Carey J. Dubois was hired by the Company in January 2012 as Vice President and Treasurer. Prior to his appointment at CMC, Mr. Dubois served as Vice President and Treasurer for Peabody Energy Corporation, which he joined after he was employed by Smithfield Foods, Inc. where he served most recently as Vice President, Finance, and in other key financial roles, from 2005.

In July 2012, John Elmore joined the Company as Senior Vice President and President of CMC International. Prior to joining the Company, Mr. Elmore was Group Director of Jindal Steel and Power based in New Delhi, a leading international company in the steel, power, mining, oil and gas and infrastructure sectors straddling across Asia, Africa, Australia, South America and Georgia from November 2009. Previously, he was President and Chief Executive Officer of Minnesota Steel Industries in Minneapolis from March 2005 to December 2007.

Adam R. Hickey was appointed Vice President and Controller of the Company in April 2012. Mr. Hickey joined the Company in February 2004 as a Senior Accountant. Since 2006, Mr. Hickey has held various positions within the Company, including Manager of Cost & Planning, Assistant Controller and Controller of CMC Americas Division.

Paul K. Kirkpatrick was appointed Vice President, General Counsel and Corporate Secretary in October 2013. Mr. Kirkpatrick joined the Company in December 2009 as Assistant General Counsel and Assistant Corporate Secretary, and in February 2013, he was appointed Vice President, Corporate Secretary and Assistant General Counsel. Prior to joining the Company, Mr. Kirkpatrick was an attorney at Haynes and Boone, LLP, a law firm based in Dallas, Texas.
In July 2010, Tracy L. Porter was appointed Senior Vice President of the Company and President of CMC Americas Division. Prior to such appointment and since April 2010, Mr. Porter served as Vice President of the Company and President of CMC Americas Division. Prior to that, and for nineteen years, Mr. Porter has held various positions within the Company, including General Manager of CMC Steel Arkansas at Magnolia, Arkansas, head of the Company’s Rebar Fabrication Division, and Interim President of CMC Americas Division.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required in response to this Item 11 is incorporated by reference into this Annual Report on Form 10-K from our 2014 Proxy Statement. Such information will be included under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated by reference into this Annual Report on Form 10-K from the 2014 Proxy Statement. Such information will be included in the 2014 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

To the extent applicable, information required in response to this Item 13 is incorporated by reference into this Annual Report on Form 10-K from the 2014 Proxy Statement. Such information will be included in the 2014 Proxy Statement under the caption "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated by reference into this Annual Report on Form 10-K from the 2014 Proxy Statement. Such information will be included in the 2014 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."

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
2(a)
Stock Purchase Agreement, dated October 17, 2013, by and among Commercial Metals Company, Howell Metal Company and Mueller Copper Tube Products, Inc. (filed as Exhibit 10(i) to Commercial Metals Form 8-K filed October 23, 2013 and incorporated herein by reference).

3(i)(a)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

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

3(i)(d)
Certificate of Amendment of Restated Certificate of Incorporation dated January 30, 2004 (filed as Exhibit 3(i)(d) to Commercial Metals' Form 10-Q for the quarter ended February 29, 2004 and incorporated herein by reference).

3(i)(e)
Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals' Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3(i)(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals' Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(i)(g)
Certificate of Designation of Series B Junior Participating Preferred Stock of Commercial Metals Company (filed as Exhibit 99.2 to Commercial Metals' Form 8-A filed August 1, 2011 and incorporated herein by reference).

3(i)(h)
Certificate of Elimination of Series B Junior Participating Preferred Stock dated December 7, 2012 (filed as Exhibit 3.1 to Commercial Metals' Form 8-K filed December 7, 2012 and incorporated herein by reference).

3(ii)	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals' Form 8-K filed October 25, 2010 and incorporated herein by reference).

4(i)(a)
Indenture between Commercial Metals Company and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4(i)(a) to Commercial Metals' Registration Statement No. 333-112243 filed April 26, 2004 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION

4(i)(b)
Indenture, dated as of May 6, 2013, between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals' Registration Statement on Form S-3 filed May 6, 2013 and incorporated herein by reference).

4(i)(c)
Form of Note for Commercial Metals' 6.50% Senior Notes due 2017 (filed as Exhibit 4(i)(e) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2007 and incorporated herein by reference).

4(i)(d)
Form of Note for Commercial Metals' 7.35% Senior Notes due 2018 (filed as Exhibit 4(i)(g) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2008 and incorporated herein by reference).

4(i)(e)**	Form of 4.875% Senior Note due 2023 (filed as Exhibit 4.2 to Commercial Metals' Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

4(i)(f)**
Supplemental Indenture, dated as of July 17, 2007, to Indenture dated as of July 31, 1995, by and between Commercial Metals Company and The Bank of New York Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals' Form 8-K filed July 17, 2007 and incorporated herein by reference).

4(i)(g)**
Supplemental Indenture, dated as of August 4, 2008, to Indenture dated as of July 31, 1995, by and between Commercial Metals Company and The Bank of New York Mellon Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals' Form 8-K filed August 5, 2008 and incorporated herein by reference).

4(i)(h)
First Supplemental Indenture, dated as of May 20, 2013, to the Indenture, dated as of May 6, 2013, between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals' Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

10(i)(a)
Omnibus Amendment No. 1 (Amendment No. 2 to Receivables Sale Agreement, Amendment No. 2 to Receivables Purchase Agreement, and Amendment No. 2 to Performance Undertaking), dated May 3, 2013, by and among Commercial Metals Company, individually and as provider of the Performance Undertaking, CMC Cometals Processing, Inc., Howell Metal Company, Structural Metals, Inc., CMC Steel Fabricators, Inc., SMI Steel LLC, SMI-Owen Steel Company, Inc., Owen Electric Steel Company of South Carolina, AHT, Inc., CMC Receivables, Inc., Liberty Street Funding LLC, The Bank of Nova Scotia, individually and in its capacity as administrator of the Liberty Street Funding Group, and Wells Fargo Bank, N.A., individually and as administrative agent (filed as Exhibit 10.3 to Commercial Metals' Form 10-Q for the quarter ended May 31, 2013 and incorporated herein by reference).

10(i)(b)
Commercial Paper Dealer Agreement, dated October 7, 2009, between Commercial Metals Company and Banc of America Securities, LLC (filed as Exhibit 10.1 to Commercial Metals' Form 8-K filed March 2, 2010 and incorporated herein by reference).

10(i)(c)
Commercial Paper Dealer Agreement, dated October 7, 2009, between Commercial Metals Company and Goldman, Sachs & Co. (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed March 2, 2010 and incorporated herein by reference).

10(i)(d)
ISDA® International Swap Dealers Association, Inc. Master Agreement, dated as of April 4, 2002, between Commercial Metals Company and Goldman Sachs Capital Markets, L.P. (filed as Exhibit 10.1 to Commercial Metals' Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(i)(e)
Schedule to the Master Agreement, dated as of April 4, 2002, between Goldman Sachs Capital Markets, L.P. and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(i)(f)	General Guarantee Agreement, dated December 1, 2008 from The Goldman Sachs Group, Inc. (filed as Exhibit 10.3 to Commercial Metals' Form 8-K filed March 24, 2010 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(ii)(a)
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

10(ii)(b)
First Amendment to Third Amended and Restated Credit Agreement, dated April 29, 2013, by and among Commercial Metals Company, CMCLUX, S.à.r.l., the lenders party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals' Form 10-Q for the quarter ended May 31, 2013 and incorporated herein by reference).

10(ii)(c)
Receivables Sale Agreement, by and between Commercial Metals Company and several of its subsidiaries and CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed as Exhibit 10.3 to Commercial Metals' Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(d)
Receivables Purchase Agreement, by and among Commercial Metals Company, CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), certain purchasers and Wells Fargo Bank, N.A., as administrative agent for the purchasers, dated as of April 5, 2011 (filed as Exhibit 10.4 to Commercial Metals' Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(e)
Performance Undertaking executed by Commercial Metals Company in favor of CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed as Exhibit 10.5 to Commercial Metals' Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(f)
Amendment No. 1 to Receivables Purchase Agreement, dated December 28, 2011, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., The Bank of Nova Scotia and Liberty Street Funding LLC (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed January 3, 2012 and incorporated herein by reference).

10(iii)(a)*	Key Employee Long-Term Performance Plan description (filed as Exhibit 10(iii)(d) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(b)*	Key Employee Annual Incentive Plan description (filed as Exhibit 10(iii)(e) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(c)*
Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(a) to Commercial Metals' Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(d)*
Amendment Number One to the Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10.3 to Commercial Metals' Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(e)*	Commercial Metals Company 1996 Long-Term Incentive Plan (filed as Exhibit 10(iii)(i) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(f)*
Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10(iii)(b) to Commercial Metals' Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(g)*
Amendment Number One to Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(h)*
Form of Commercial Metals Company 1996 Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10(iii)(l) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION

10(iii)(i)*
Form of Commercial Metals Company 1996 Long-Term Incentive Plan Stock Appreciation Rights Agreement (filed as Exhibit 10(iii)(m) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(j)*	Commercial Metals Company 2006 Cash Incentive Plan (filed as Exhibit 10(iii)(c) to Commercial Metals' Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(k)*
Amendment Number One to the Commercial Metals Company 2006 Cash Incentive Plan (filed as Exhibit 10.4 to Commercial Metals' Form 10-Q for the quarter ended February 28, 2010 and incorporated herein by reference).

10(iii)(l)*	Commercial Metals Company 2010 Employee Stock Purchase Plan (filed as Exhibit 10.1 to Commercial Metals' Form 8-K filed January 28, 2010 and incorporated herein by reference)

10(iii)(m)*	Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.1 to Commercial Metals' Form 8-K filed January 27, 2005 and incorporated herein by reference).

10(iii)(n)*	Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals' Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

10(iii)(o)*	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed May 26, 2009 and incorporated herein by reference).

10(iii)(p)*
Retirement and Consulting Agreement, between Commercial Metals Company and David M. Sudbury, dated as of May 28, 2009 (filed as Exhibit 10.1 to Commercial Metals' Form 8-K filed May 29, 2009 and incorporated herein by reference).

10(iii)(q)*
Form of Non-Employee Director Stock Appreciation Rights Agreement (filed as Exhibit 10(iii)(q) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(r)*
Separation Agreement, dated March 28, 2013, by and between James Alleman and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals' Form 10-Q for the quarter ended February 28, 2013 and incorporated herein by reference).

10(iii)(s)*	Form of Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10 (iii)(x) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(t)*	Form of Restricted Stock Unit Agreement (filed as Exhibit 10 (iii)(y) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(u)*	Form of Long-Term Cash and Equity Award Agreement (filed as Exhibit 10.1 to Commercial Metals' Form 10-Q for the quarter ended February 28, 2011 and incorporated herein by reference).

10(iii)(v)*	Form of Long-Term Equity Award Agreement (filed as Exhibit 10.2 to Commercial Metals' Form 10-Q for the quarter ended February 28, 2011 and incorporated herein by reference).

10(iii)(w)*
Employment Agreement, dated April 16, 2010, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.4 to Commercial Metals' Form 10-Q for the quarter ended May 31, 2010 and incorporated herein by reference).

10(iii)(x)*
First Amendment, dated April 8, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed April 11, 2011 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION

10(iii)(y)*
Employment Agreement, dated May 3, 2011, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.3 to Commercial Metals' Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(z)*
Second Amendment, dated May 26, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.6 to Commercial Metals' Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(aa)*
Third Amendment, dated September 1, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10(iii)(dd) to Commercial Metals' Form 10-K for the year ended August 31, 2011 and incorporated herein by reference).

10(iii)(bb)	Transition and Separation Agreement, dated October 28, 2013, by and between Ann J. Bruder and Commercial Metals Company (filed herewith).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23
Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated October 25, 2013, accompanying the consolidated financial statements and financial statement schedule of Commercial Metals Company and subsidiaries for the year ended August 31, 2013, into previously filed Registration Statements No. 333-186974, No. 333-164604, No. 333-164603, No. 333-141663, No. 333-141662, No. 333-90726, No. 333-90724, No. 033-42648, No. 333-27967, and No. 033-61075 on Form S-8 and Registration Statements No. 333-144500 and No. 333-188366 on Form S-3 (filed herewith).

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

101***
The following financial information from Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements (submitted electronically herewith).

*	Denotes management contract or compensatory plan.

**	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.

***
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions			Deductions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Year Ended August 31, 2013
Allowance for doubtful accounts	$9,480	4,980	193	(1)	(550)	(4,061)	(2)	$10,042
Deferred tax valuation allowance	25,779	25,119			(2,061)			48,837
Year ended August 31, 2012
Allowance for doubtful accounts	$16,095	2,017	(3,423)	(1)	(4,480)	(729)	(2)	$9,480
Deferred tax valuation allowance	75,289	11,855			(356)	(61,009)		25,779
Year ended August 31, 2011
Allowance for doubtful accounts	$29,721	4,037	2,756	(1)	(3,727)	(16,692)	(2)	$16,095
Deferred tax valuation allowance	$53,860	28,139			(6,710)			$75,289

(1)	Recoveries and translation adjustments.

(2)
Uncollectable accounts charged to the allowance. For the years ended August 31, 2013, 2012 and 2011, $(1,163), $(5,864) and $12,238 were reclassified to the fair value of the deferred purchase price under our sale of receivables program, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Joseph Alvarado
Joseph Alvarado
Chairman of the Board, President and Chief Executive Officer
Date: October 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph Alvarado	/s/ Sarah E. Raiss

Joseph Alvarado, October 28, 2013	Sarah E. Raiss, October 28, 2013
Chairman of the Board, President and Chief Executive Officer	Director

/s/ Anthony A. Massaro	/s/ J. David Smith

Anthony A. Massaro, October 28, 2013	J. David Smith, October 28, 2013
Lead Director	Director

/s/ Harold L. Adams	/s/ Joseph C. Winkler

Harold L. Adams, October 28, 2013	Joseph C. Winkler, October 28, 2013
Director	Director

/s/ Rhys J. Best	/s/ Barbara R. Smith

Rhys J. Best, October 28, 2013	Barbara R. Smith, October 28, 2013
Director	Senior Vice President and Chief Financial Officer

/s/ Robert L. Guido	/s/ Adam R. Hickey

Robert L. Guido, October 28, 2013	Adam R. Hickey, October 28, 2013
Director	Vice President and Controller

/s/ Richard B. Kelson

Richard B. Kelson, October 28, 2013
Director

/s/ Rick J. Mills

Rick J. Mills, October 28, 2013
Director

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
2(a)
Stock Purchase Agreement, dated October 17, 2013, by and among Commercial Metals Company, Howell Metal Company and Mueller Copper Tube Products, Inc. (filed as Exhibit 10(i) to Commercial Metals Form 8-K filed October 23, 2013 and incorporated herein by reference).

3(i)(a)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

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

3(i)(d)
Certificate of Amendment of Restated Certificate of Incorporation dated January 30, 2004 (filed as Exhibit 3(i)(d) to Commercial Metals' Form 10-Q for the quarter ended February 29, 2004 and incorporated herein by reference).

3(i)(e)
Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals' Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3(i)(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals' Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(i)(g)
Certificate of Designation of Series B Junior Participating Preferred Stock of Commercial Metals Company (filed as Exhibit 99.2 to Commercial Metals' Form 8-A filed August 1, 2011 and incorporated herein by reference).

3(i)(h)
Certificate of Elimination of Series B Junior Participating Preferred Stock dated December 7, 2012 (filed as Exhibit 3.1 to Commercial Metals' Form 8-K filed December 7, 2012 and incorporated herein by reference).

3(ii)	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals' Form 8-K filed October 25, 2010 and incorporated herein by reference).

4(i)(a)
Indenture between Commercial Metals Company and Chase Manhattan Bank dated as of July 31, 1995 (filed as Exhibit 4(i)(a) to Commercial Metals' Registration Statement No. 333-112243 filed April 26, 2004 and incorporated herein by reference).

4(i)(b)
Indenture, dated as of May 6, 2013, between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals' Registration Statement on Form S-3 filed May 6, 2013 and incorporated herein by reference).

4(i)(c)
Form of Note for Commercial Metals' 6.50% Senior Notes due 2017 (filed as Exhibit 4(i)(e) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2007 and incorporated herein by reference).

4(i)(d)
Form of Note for Commercial Metals' 7.35% Senior Notes due 2018 (filed as Exhibit 4(i)(g) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2008 and incorporated herein by reference).

4(i)(e)**	Form of 4.875% Senior Note due 2023 (filed as Exhibit 4.2 to Commercial Metals' Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
4(i)(f)**
Supplemental Indenture, dated as of July 17, 2007, to Indenture dated as of July 31, 1995, by and between Commercial Metals Company and The Bank of New York Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals' Form 8-K filed July 17, 2007 and incorporated herein by reference).

4(i)(g)**
Supplemental Indenture, dated as of August 4, 2008, to Indenture dated as of July 31, 1995, by and between Commercial Metals Company and The Bank of New York Mellon Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals' Form 8-K filed August 5, 2008 and incorporated herein by reference).

4(i)(h)
First Supplemental Indenture, dated as of May 20, 2013, to the Indenture, dated as of May 6, 2013, between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals' Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

10(i)(a)
Omnibus Amendment No. 1 (Amendment No. 2 to Receivables Sale Agreement, Amendment No. 2 to Receivables Purchase Agreement, and Amendment No. 2 to Performance Undertaking), dated May 3, 2013, by and among Commercial Metals Company, individually and as provider of the Performance Undertaking, CMC Cometals Processing, Inc., Howell Metal Company, Structural Metals, Inc., CMC Steel Fabricators, Inc., SMI Steel LLC, SMI-Owen Steel Company, Inc., Owen Electric Steel Company of South Carolina, AHT, Inc., CMC Receivables, Inc., Liberty Street Funding LLC, The Bank of Nova Scotia, individually and in its capacity as administrator of the Liberty Street Funding Group, and Wells Fargo Bank, N.A., individually and as administrative agent (filed as Exhibit 10.3 to Commercial Metals' Form 10-Q for the quarter ended May 31, 2013 and incorporated herein by reference).

10(i)(b)
Commercial Paper Dealer Agreement, dated October 7, 2009, between Commercial Metals Company and Banc of America Securities, LLC (filed as Exhibit 10.1 to Commercial Metals' Form 8-K filed March 2, 2010 and incorporated herein by reference).

10(i)(c)
Commercial Paper Dealer Agreement, dated October 7, 2009, between Commercial Metals Company and Goldman, Sachs & Co. (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed March 2, 2010 and incorporated herein by reference).

10(i)(d)
ISDA® International Swap Dealers Association, Inc. Master Agreement, dated as of April 4, 2002, between Commercial Metals Company and Goldman Sachs Capital Markets, L.P. (filed as Exhibit 10.1 to Commercial Metals' Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(i)(e)
Schedule to the Master Agreement, dated as of April 4, 2002, between Goldman Sachs Capital Markets, L.P. and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(i)(f)	General Guarantee Agreement, dated December 1, 2008 from The Goldman Sachs Group, Inc. (filed as Exhibit 10.3 to Commercial Metals' Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(ii)(a)
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

10(ii)(b)
First Amendment to Third Amended and Restated Credit Agreement, dated April 29, 2013, by and among Commercial Metals Company, CMCLUX, S.à.r.l., the lenders party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals' Form 10-Q for the quarter ended May 31, 2013 and incorporated herein by reference).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10(ii)(c)
Receivables Sale Agreement, by and between Commercial Metals Company and several of its subsidiaries and CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed as Exhibit 10.3 to Commercial Metals' Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(d)
Receivables Purchase Agreement, by and among Commercial Metals Company, CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), certain purchasers and Wells Fargo Bank, N.A., as administrative agent for the purchasers, dated as of April 5, 2011 (filed as Exhibit 10.4 to Commercial Metals' Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(e)
Performance Undertaking executed by Commercial Metals Company in favor of CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed as Exhibit 10.5 to Commercial Metals' Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(f)
Amendment No. 1 to Receivables Purchase Agreement, dated December 28, 2011, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., The Bank of Nova Scotia and Liberty Street Funding LLC (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed January 3, 2012 and incorporated herein by reference).

10(iii)(a)*	Key Employee Long-Term Performance Plan description (filed as Exhibit 10(iii)(d) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(b)*	Key Employee Annual Incentive Plan description (filed as Exhibit 10(iii)(e) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(c)*
Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(a) to Commercial Metals' Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(d)*
Amendment Number One to the Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10.3 to Commercial Metals' Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(e)*	Commercial Metals Company 1996 Long-Term Incentive Plan (filed as Exhibit 10(iii)(i) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(f)*
Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10(iii)(b) to Commercial Metals' Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(g)*
Amendment Number One to Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(h)*
Form of Commercial Metals Company 1996 Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10(iii)(l) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(i)*
Form of Commercial Metals Company 1996 Long-Term Incentive Plan Stock Appreciation Rights Agreement (filed as Exhibit 10(iii)(m) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(j)*	Commercial Metals Company 2006 Cash Incentive Plan (filed as Exhibit 10(iii)(c) to Commercial Metals' Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10(iii)(k)*
Amendment Number One to the Commercial Metals Company 2006 Cash Incentive Plan (filed as Exhibit 10.4 to Commercial Metals' Form 10-Q for the quarter ended February 28, 2010 and incorporated herein by reference).

10(iii)(l)*	Commercial Metals Company 2010 Employee Stock Purchase Plan (filed as Exhibit 10.1 to Commercial Metals' Form 8-K filed January 28, 2010 and incorporated herein by reference)

10(iii)(m)*	Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.1 to Commercial Metals' Form 8-K filed January 27, 2005 and incorporated herein by reference).

10(iii)(n)*	Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals' Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

10(iii)(o)*	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed May 26, 2009 and incorporated herein by reference).

10(iii)(p)*
Retirement and Consulting Agreement, between Commercial Metals Company and David M. Sudbury, dated as of May 28, 2009 (filed as Exhibit 10.1 to Commercial Metals' Form 8-K filed May 29, 2009 and incorporated herein by reference).

10(iii)(q)*
Form of Non-Employee Director Stock Appreciation Rights Agreement (filed as Exhibit 10(iii)(q) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(r)*
Separation Agreement, dated March 28, 2013, by and between James Alleman and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals' Form 10-Q for the quarter ended February 28, 2013 and incorporated herein by reference).

10(iii)(s)*	Form of Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10 (iii)(x) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(t)*	Form of Restricted Stock Unit Agreement (filed as Exhibit 10 (iii)(y) to Commercial Metals' Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(u)*	Form of Long-Term Cash and Equity Award Agreement (filed as Exhibit 10.1 to Commercial Metals' Form 10-Q for the quarter ended February 28, 2011 and incorporated herein by reference).

10(iii)(v)*	Form of Long-Term Equity Award Agreement (filed as Exhibit 10.2 to Commercial Metals' Form 10-Q for the quarter ended February 28, 2011 and incorporated herein by reference).

10(iii)(w)*
Employment Agreement, dated April 16, 2010, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.4 to Commercial Metals' Form 10-Q for the quarter ended May 31, 2010 and incorporated herein by reference).

10(iii)(x)*
First Amendment, dated April 8, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed April 11, 2011 and incorporated herein by reference).

10(iii)(y)*
Employment Agreement, dated May 3, 2011, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.3 to Commercial Metals' Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10(iii)(z)*
Second Amendment, dated May 26, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.6 to Commercial Metals' Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(aa)*
Third Amendment, dated September 1, 2011, to Employment Agreement by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10(iii)(dd) to Commercial Metals' Form 10-K for the year ended August 31, 2011 and incorporated herein by reference).

10(iii)(bb)	Transition and Separation Agreement, dated October 28, 2013, by and between Ann J. Bruder and Commercial Metals Company (filed herewith).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23
Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated October 25, 2013, accompanying the consolidated financial statements and financial statement schedule of Commercial Metals Company and subsidiaries for the year ended August 31, 2013, into previously filed Registration Statements No. 333-186974, No. 333-164604, No. 333-164603, No. 333-141663, No. 333-141662, No. 333-90726, No. 333-90724, No. 033-42648, No. 333-27967, and No. 033-61075 on Form S-8 and Registration Statements No. 333-144500 and No. 333-188366 on Form S-3 (filed herewith).

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

101***
The following financial information from Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements (submitted electronically herewith).

*	Denotes management contract or compensatory plan.

**	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.

***
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.