Form 10-Q
period 2013-11-30
COMMERCIAL METALS CO
filed 2014-01-09
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 ___________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of January 3, 2014 was 117,310,716.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended November 30,
(in thousands, except share data)	2013	2012
Net sales	$1,682,891	$1,749,515
Costs and expenses:
Cost of goods sold	1,501,798	1,562,850
Selling, general and administrative expenses	114,463	124,609
Interest expense	19,578	17,024
Gain on sale of cost method investment	—	(26,088)
	1,635,839	1,678,395

Earnings from continuing operations before income taxes	47,052	71,120
Income taxes	15,091	22,189
Earnings from continuing operations	31,961	48,931

Earnings from discontinued operations before income taxes	22,845	1,250
Income taxes	8,887	462
Earnings from discontinued operations	13,958	788

Net earnings	45,919	49,719
Less net earnings attributable to noncontrolling interests	—	2
Net earnings attributable to CMC	$45,919	$49,717

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.27	$0.42
Earnings from discontinued operations	0.12	0.01
Net earnings	$0.39	$0.43

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.27	$0.42
Earnings from discontinued operations	0.12	—
Net earnings	$0.39	$0.42

Cash dividends per share	$0.12	$0.12
Average basic shares outstanding	117,070,499	116,336,504
Average diluted shares outstanding	118,156,611	117,093,627
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2013	2012
Net earnings	$45,919	$49,719
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment and other, net of income taxes of $2,077 and $11,792	19,442	21,900
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of income taxes of $(449) and $88	(1,617)	317
Reclassification for loss (gain) included in net earnings, net of income taxes of $181 and $(49)	980	(122)
Net unrealized gain (loss) on derivatives, net of income taxes of $(268) and $39	(637)	195
Defined benefit obligation:
Net gain, net of income taxes of $296 and $0	550	—
Amortization of prior service cost (credit), net of income taxes of $(1) and $0	(2)	2
Adjustment from plan changes, net of income taxes of $0 and $308	—	1,315
Defined benefit obligation, net of income taxes of $295 and $308	548	1,317
Other comprehensive income	19,353	23,412
Comprehensive income	$65,272	$73,131
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	November 30, 2013	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$515,473	$378,770
Accounts receivable (less allowance for doubtful accounts of $9,773 and $10,042)	927,100	989,694
Inventories, net	792,763	757,417
Other	180,756	240,314
Total current assets	2,416,092	2,366,195
Property, plant and equipment:
Land	80,810	80,764
Buildings and improvements	494,256	486,494
Equipment	1,685,480	1,666,250
Construction in process	19,620	18,476
	2,280,166	2,251,984
Less accumulated depreciation and amortization	(1,349,814)	(1,311,747)
	930,352	940,237
Goodwill	69,733	69,579
Other assets	121,532	118,790
Total assets	$3,537,709	$3,494,801
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$347,354	$342,678
Accounts payable-documentary letters of credit	131,412	112,281
Accrued expenses and other payables	269,889	314,949
Notes payable	7,993	5,973
Current maturities of long-term debt	6,232	5,228
Total current liabilities	762,880	781,109
Deferred income taxes	53,838	46,558
Other long-term liabilities	120,542	118,165
Long-term debt	1,277,303	1,278,814
Total liabilities	2,214,563	2,224,646
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,304,487 and 117,010,990 shares	1,290	1,290
Additional paid-in capital	359,765	363,772
Accumulated other comprehensive loss	(7,823)	(27,176)
Retained earnings	1,198,584	1,166,732
Less treasury stock, 11,756,177 and 12,049,674 shares at cost	(228,744)	(234,619)
Stockholders' equity attributable to CMC	1,323,072	1,269,999
Stockholders' equity attributable to noncontrolling interests	74	156
Total stockholders' equity	1,323,146	1,270,155
Total liabilities and stockholders' equity	$3,537,709	$3,494,801
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2013	2012
Cash flows from (used by) operating activities:
Net earnings	$45,919	$49,719
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	33,860	33,751
Provision for losses on receivables, net	(240)	1,153
Share-based compensation	5,544	4,509
Amortization of interest rate swaps termination gain	(1,900)	(2,908)
Deferred income taxes (benefit)	19,081	23,876
Tax benefits from stock plans	(109)	—
Net gain on sale of a subsidiary, cost method investment and other	(25,064)	(26,071)
Asset impairment	1,005	3,028
Changes in operating assets and liabilities:
Accounts receivable	73,052	81,217
Accounts receivable sold, net	3,327	(46,614)
Inventories	(29,789)	(99,076)
Other assets	(20,185)	(740)
Accounts payable, accrued expenses and other payables	(31,534)	(56,228)
Other long-term liabilities	505	113
Net cash flows from (used by) operating activities	73,472	(34,271)

Cash flows from (used by) investing activities:
Capital expenditures	(14,085)	(24,757)
Proceeds from the sale of property, plant and equipment and other	2,126	5,956
Proceeds from the sale of a subsidiary	54,265	—
Proceeds from the sale of cost method investment	—	28,995
Net cash flows from (used by) investing activities	42,306	10,194

Cash flows from (used by) financing activities:
Increase in documentary letters of credit	18,663	60,217
Short-term borrowings, net change	2,020	(13,045)
Repayments on long-term debt	(1,551)	(1,284)
Payments for debt issuance costs	(430)	—
Decrease in restricted cash	17,300	—
Stock issued under incentive and purchase plans, net of forfeitures	(2,089)	(414)
Cash dividends	(14,067)	(13,963)
Tax benefits from stock plans	109	—
Contribution from (purchase of) noncontrolling interests	(52)	15
Net cash flows from (used by) financing activities	19,903	31,526

Effect of exchange rate changes on cash	1,022	1,525
Increase in cash and cash equivalents	136,703	8,974
Cash and cash equivalents at beginning of year	378,770	262,422
Cash and cash equivalents at end of period	$515,473	$271,396
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2012	129,060,664	$1,290	$365,778	$(18,136)	$1,145,445	(12,709,240)	$(248,009)	$139	$1,246,507
Net earnings					49,717			2	49,719
Other comprehensive income				23,412					23,412
Cash dividends					(13,963)				(13,963)
Issuance of stock under incentive and purchase plans, net of forfeitures			(2,523)			97,474	2,109		(414)
Share-based compensation			3,081						3,081
Tax benefits from stock plans									—
Contribution of noncontrolling interest								15	15
Balance, November 30, 2012	129,060,664	$1,290	$366,336	$5,276	$1,181,199	(12,611,766)	$(245,900)	$156	$1,308,357

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2013	129,060,664	$1,290	$363,772	$(27,176)	$1,166,732	(12,049,674)	$(234,619)	$156	$1,270,155
Net earnings					45,919				45,919
Other comprehensive income				19,353					19,353
Cash dividends					(14,067)				(14,067)
Issuance of stock under incentive and purchase plans, net of forfeitures			(7,964)			293,497	5,875		(2,089)
Share-based compensation			3,818						3,818
Tax benefits from stock plans			109						109
Purchase of noncontrolling interests			30					(82)	(52)
Balance, November 30, 2013	129,060,664	$1,290	$359,765	$(7,823)	$1,198,584	(11,756,177)	$(228,744)	$74	$1,323,146
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K filed by Commercial Metals Company ("CMC", and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission ("SEC") for the year ended August 31, 2013, and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and the consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended August 31, 2013. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements
In the first quarter of fiscal 2014, the Company adopted guidance issued by the Financial Accounting Standards Board ("FASB") requiring an entity to provide quantitative and qualitative disclosures about the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective is to make financial statements that are prepared under GAAP more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

NOTE 2. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of income taxes, is comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2013	$(27,477)	$3,594	$(3,293)	$(27,176)
Other comprehensive income (loss) before reclassifications	19,442	(1,617)	550	18,375
Amounts reclassified from AOCI	—	980	(2)	978
Net other comprehensive income (loss)	19,442	(637)	548	19,353
Balance, November 30, 2013	$(8,035)	$2,957	$(2,745)	$(7,823)

The significant items reclassified out of accumulated other comprehensive income (loss) and the corresponding line items in the consolidated statements of operations to which the items were reclassified were as follows:

Components of AOCI (in thousands)	Location	Three Months Ended November 30, 2013
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(119)
Foreign exchange	Net sales	(250)
Foreign exchange	Cost of goods sold	(922)
Foreign exchange	SG&A expenses	14
Interest rate	Interest expense	116
		(1,161)
Income tax effect	Income taxes (expense) benefit	181
Net of income taxes		$(980)
Defined benefit obligation:
Amortization of net gain	SG&A expenses	$3
Income tax effect	Income taxes (expense) benefit	(1)
Net of income taxes		$2
Amounts in parentheses reduce earnings.
NOTE 3. SALES OF ACCOUNTS RECEIVABLE

The Company has a domestic sale of accounts receivable program which expires on December 26, 2014. Under the program, Commercial Metals Company contributes, and several of its subsidiaries sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling receivables generated by the Company. CMCRV sells the trade accounts receivable in their entirety to two financial institutions. The financial institutions advance up to a maximum of $200 million for all receivables sold, and the remaining portion of the purchase price of the receivables will be paid to the Company from the ultimate collection of the receivables after payment of certain fees and other costs. The Company accounts for sales of the receivables as true sales and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows. Additionally, the receivables program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 7, Credit Arrangements.

At November 30, 2013 and August 31, 2013, under its domestic sale of accounts receivable program, the Company had sold $356.9 million and $358.8 million of receivables, respectively, to the financial institutions and received no advance payments.

In addition to the domestic sale of accounts receivable program described above, the Company's international subsidiaries in Europe and Australia sell accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the accounts are sold, they are no longer available to the Company's creditors in the event of bankruptcy. The European program allows the Company’s European subsidiaries to advance up to 90% of eligible receivables sold under the terms of the arrangement. During the first quarter of fiscal 2014, the Company phased out its existing Australian accounts receivable sales program and entered into a new accounts receivable sales program with a different financial institution. Under the new Australian program, accounts receivable balances will be sold to a special purpose vehicle, which in turn will sell 100% of the eligible receivables of Commercial Metals Pty. Ltd., CMC Steel Distribution Pty. Ltd. and G.A.M. Steel Pty. Ltd. to the financial institution. Under the Australian program, the financial institution will fund up to A$75.0 million for all receivables sold, and the remaining portion of the purchase price of the receivables will be paid to the Company from the ultimate collection of the receivables after payment of certain fees and other costs. During the three months ended November 30, 2013, no accounts receivable were sold under the new Australian program. The Company accounts for sales of the receivables as true sales and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows.

At November 30, 2013 and August 31, 2013, under its international sale of accounts receivable programs, the Company had sold $55.4 million and $121.2 million of accounts receivable, respectively, to third-party financial institutions and had received advance payments of $31.7 million and $24.5 million, respectively.

During the three months ended November 30, 2013 and 2012, cash proceeds from the domestic and international sale of accounts receivable programs were $162.8 million and $287.0 million, respectively, and cash payments to the owners of accounts receivable were $159.4 million and $333.6 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the accounts receivable for the domestic and Australian programs. Discounts on domestic and international sales of accounts receivable were $0.6 million and $1.2 million for the three months ended November 30, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of operations.

The deferred purchase price on the Company's domestic and international sale of accounts receivable programs are included in accounts receivable on the Company's consolidated balance sheets. The following tables summarize the activity of the deferred purchase price receivables for the domestic and international sale of accounts receivable programs:

	Three Months Ended November 30, 2013
(in thousands)	Total	Domestic	Australia	Europe
Beginning balance	$453,252	$358,822	$64,996	$29,434
Transfers of accounts receivable	1,037,205	840,571	73,120	123,514
Collections	(1,042,922)	(847,878)	(65,804)	(129,240)
Program termination	(72,312)	—	(72,312)	—
Ending balance	$375,223	$351,515	$—	$23,708

	Three Months Ended November 30, 2012
(in thousands)	Total	Domestic	Australia	Europe
Beginning balance	$515,481	$396,919	$70,073	$48,489
Transfers of accounts receivable	1,206,746	936,630	126,908	143,208
Collections	(1,186,356)	(928,556)	(119,820)	(137,980)
Ending balance	$535,871	$404,993	$77,161	$53,717
NOTE 4. INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out ("LIFO") method. At November 30, 2013 and August 31, 2013, 39% and 43%, respectively, of the Company's total net inventories were valued at LIFO. LIFO inventory reserves were $189.6 million and $185.5 million at November 30, 2013 and August 31, 2013, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in, first-out ("FIFO") method and consisted mainly of material dedicated to CMC Poland Sp. z.o.o. ("CMCP") and certain marketing and distribution businesses.

The majority of the Company's inventories are in the form of finished goods with minimal work in process. At November 30, 2013 and August 31, 2013, $74.6 million and $66.7 million, respectively, of the Company's inventories were in the form of raw materials.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance, August 31, 2013	$7,267	$295	$57,144	$2,755	$2,118	$69,579
Foreign currency translation	—	—	—	121	33	154
Balance, November 30, 2013	$7,267	$295	$57,144	$2,876	$2,151	$69,733

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $43.3 million and $42.9 million at November 30, 2013 and August 31, 2013, respectively, and are included in other noncurrent assets on the Company's consolidated balance sheets. Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets was $1.2 million for each of the three months ended November 30, 2013 and 2012.
NOTE 6. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS
Businesses Held for Sale
The assets and liabilities of businesses classified as held for sale are included in other current assets and accrued expenses on the Company's consolidated balance sheets. The components of assets and liabilities of businesses held for sale are as follows.

(in thousands)	November 30, 2013	August 31, 2013
Assets:
Accounts receivable	$—	$20,313
Inventories, net	—	8,713
Other current assets	—	3,683
Property, plant and equipment, net of accumulated depreciation and amortization	1,085	10,459
Assets of businesses held for sale	$1,085	$43,168
Liabilities:
Accounts payable-trade	$—	$7,615
Accrued expenses and other payables	—	3,251
Liabilities of businesses held for sale	$—	$10,866

Discontinued Operations
During the fourth quarter of fiscal 2013, the Company decided to sell all of the stock of its wholly owned copper tube manufacturing operation, Howell Metal Company ("Howell"). The Company determined that the decision to sell this business met the definition of a discontinued operation. As a result, the Company included Howell in discontinued operations for all periods presented.

During fiscal 2012, the Company announced its decision to exit the steel pipe manufacturing operations in Croatia ("CMCS") by closure of the facility and sale of the assets. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, the Company included CMCS in discontinued operations for all periods presented. The Company sold a majority of CMCS' assets during fiscal 2012. The remaining assets were sold during the first quarter of fiscal 2013 for $3.9 million with no impact to the consolidated statements of operations.

Financial information for discontinued operations was as follows:

	Three Months Ended November 30,
(in thousands)	2013	2012
Net Sales	$17,298	$39,711
Earnings from discontinued operations before income taxes	22,845	1,250

Dispositions
On October 17, 2013, the Company sold all of the stock of Howell for $58.5 million, of which $4.2 million is held in escrow, subject to customary purchase price adjustments, resulting in a pre-tax gain of $23.8 million. Howell was previously an operating segment included in the Americas Mills reporting segment.

During the first quarter of fiscal 2013, the Company completed the sale of its 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million. The Trinecke investment was included in the International Marketing and Distribution reporting segment.
NOTE 7. CREDIT ARRANGEMENTS

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 15, 2023 (the "2023 Notes") and received proceeds of $325.0 million, net of underwriting discounts and debt issuance costs. The Company used $205.3 million of the proceeds from the 2023 Notes to purchase all of its outstanding $200.0 million of 5.625% Notes due 2013 (the "2013 Notes"). The Company uses the remaining proceeds for general corporate purposes. Interest on the 2023 Notes is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2013. The Company may, at any time, redeem the 2023 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make-whole" premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, holders of the 2023 Notes may require the Company to repurchase the 2023 Notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The Company is generally not limited under the indenture governing the 2023 Notes in its ability to incur additional indebtedness provided the Company is in compliance with certain restrictive covenants, including restrictions on liens, sale and leaseback transactions, mergers, consolidations and transfers of substantially all of the Company's assets.

In December 2011, the Company entered into a third amended and restated $300 million revolving credit facility that matures on December 27, 2016. The maximum availability under this facility can be increased to $400 million with the consent of both parties. The program's capacity, with a sublimit of $50 million for letters of credit, is reduced by outstanding stand-by letters of credit which totaled $35.2 million at November 30, 2013. Under the credit facility, the Company was required to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 3.00 to 1.00 for the twelve month cumulative period ended November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At November 30, 2013, the Company's interest coverage ratio was 4.96 to 1.00. The credit facility also requires the Company to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At November 30, 2013, the Company's debt to capitalization ratio was 0.50 to 1.00. The credit facility provides for interest based on the LIBOR, the Eurodollar rate or Bank of America's prime rate.

At November 30, 2013, the Company was in compliance with all covenants related to its debt agreements.

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At November 30, 2013 and August 31, 2013, the unamortized portion was $32.5 million and $34.4 million, respectively, and for the three months ended November 30, 2013 and 2012, the amortization of the deferred gain was $1.9 million and $2.9 million, respectively.

The Company has uncommitted credit facilities available from domestic and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of November 30, 2013	November 30, 2013	August 31, 2013
$400 million notes at 6.50% due July 2017	5.7%	$410,775	$411,518
$500 million notes at 7.35% due August 2018	6.4%	521,773	522,930
$330 million notes at 4.875% due May 2023	4.9%	330,000	330,000
Other, including equipment notes		20,987	19,594
		1,283,535	1,284,042
Less current maturities		6,232	5,228
		$1,277,303	$1,278,814
 Interest on these notes is payable semiannually.

CMCP has uncommitted credit facilities of $66.3 million with several banks with expiration dates ranging from December 2013 to October 2014. During the three months ended November 30, 2013, CMCP had no borrowings and no repayments under these facilities. At November 30, 2013, no material amounts were outstanding under these facilities.

The Company had no material amounts of interest capitalized in the cost of property, plant and equipment during the three months ended November 30, 2013 and 2012, respectively. Cash paid for interest during the three months ended November 30, 2013 and 2012 was $9.5 million and $4.6 million, respectively.
NOTE 8. DERIVATIVES AND RISK MANAGEMENT

The Company's global operations and product lines expose it to risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. One objective of the Company's risk management program is to mitigate these risks using derivative instruments. The Company enters into metal commodity futures and forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities' prices, enters into foreign currency forward contracts that match the expected settlements for purchases and sales denominated in foreign currencies and enters into natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. When sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to reduce the effects of the volatility of ocean freight rates.

At November 30, 2013, the notional value of the Company's foreign currency contract commitments and its commodity contract commitments was $433.3 million and $54.9 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of November 30, 2013:

Commodity	Long/Short	Total
Aluminum	Long	4,945	MT
Aluminum	Short	1,800	MT
Copper	Long	476	MT
Copper	Short	5,443	MT
Zinc	Long	7	MT

MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three months ended November 30, 2013 and 2012. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of operations:

		Three Months Ended November 30,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2013	2012
Commodity	Cost of goods sold	$510	$(411)
Commodity	SG&A expenses	—	(588)
Foreign exchange	Net sales	(159)	(11)
Foreign exchange	Cost of goods sold	(121)	—
Foreign exchange	SG&A expenses	(4,693)	(36)
Other	Cost of goods sold	—	15
Loss before income taxes		$(4,463)	$(1,031)

The Company's fair value hedges are designated for accounting purposes with gains and losses on the hedged items offsetting the gain or loss on the related derivative transaction. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended November 30,
	Location	2013	2012
Foreign exchange	Net sales	$(113)	$—
Foreign exchange	Cost of goods sold	(127)	(229)
Loss before income taxes		$(240)	$(229)

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended November 30,
	Location	2013	2012
Foreign exchange	Net sales	$93	$(23)
Foreign exchange	Cost of goods sold	125	157
Gain before income taxes		$218	$134

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended November 30,
	2013	2012
Commodity	$(89)	$14
Foreign exchange	(1,528)	303
Gain (loss), net of income taxes	$(1,617)	$317

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended November 30,
	Location	2013	2012
Commodity	Cost of goods sold	$(89)	$—
Foreign exchange	Net sales	(231)	51
Foreign exchange	Cost of goods sold	(758)	(41)
Foreign exchange	SG&A expenses	12	10
Interest rate	Interest expense	86	102
Gain (loss), net of income taxes		$(980)	$122

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at November 30, 2013 and August 31, 2013. The fair value of the Company's derivative instruments on the consolidated balance sheets was as follows:

Derivative Assets (in thousands)	November 30, 2013	August 31, 2013
Commodity — not designated for hedge accounting	$1,357	$1,066
Foreign exchange — designated for hedge accounting	1,414	1,626
Foreign exchange — not designated for hedge accounting	1,971	1,238
Derivative assets (other current assets and other assets)*	$4,742	$3,930

Derivative Liabilities (in thousands)	November 30, 2013	August 31, 2013
Commodity — designated for hedge accounting	$39	$129
Commodity — not designated for hedge accounting	1,302	1,268
Foreign exchange — designated for hedge accounting	889	432
Foreign exchange — not designated for hedge accounting	1,633	1,738
Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$3,863	$3,567
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of November 30, 2013, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

All of the instruments are highly liquid and not entered into for trading purposes.
NOTE 9. FAIR VALUE

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	November 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$371,574	$371,574	$—	$—
Commodity derivative assets (2)	1,357	1,357	—	—
Foreign exchange derivative assets (2)	3,385	—	3,385	—
Liabilities:
Commodity derivative liabilities (2)	1,341	1,302	39	—
Foreign exchange derivative liabilities (2)	2,522	—	2,522	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$236,727	$236,727	$—	$—
Commodity derivative assets (2)	1,066	1,066	—	—
Foreign exchange derivative assets (2)	2,864	—	2,864	—
Liabilities:
Commodity derivative liabilities (2)	1,397	1,268	129	—
Foreign exchange derivative liabilities (2)	2,170	—	2,170	—
 _________________

(1) Money market investments are short-term in nature, and the value is determined by broker quoted prices in active markets. The investment portfolio mix can change each period based on the Company's assessment of investment options.

(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or the New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Further discussion regarding the Company's use of derivatives and the classification of the assets and liabilities is included in Note 8, Derivatives and Risk Management.

Fair value of property, plant and equipment held for sale (Level 3) was $3.8 million based on appraised values less costs to sell at November 30, 2013. CMC does not have other assets or intangible assets measured at fair value on a non-recurring basis at November 30, 2013.

The carrying values of the Company's short-term items, including the deferred purchase prices of accounts receivable, documentary letters of credit and notes payable, approximate fair value due to their short term nature.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets are as follows:

		November 30, 2013		August 31, 2013
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million notes at 6.50% due July 2017 (1)	Level 2	$410,775	$447,760	$411,518	$443,646
$500 million notes at 7.35% due August 2018 (1)	Level 2	521,773	574,840	522,930	570,429
$330 million notes at 4.875% due May 2023 (1)	Level 2	330,000	311,025	330,000	298,650

(1) The fair value of the notes is calculated based on indicated market values.
NOTE 10. INCOME TAX

The Company's effective income tax rate from continuing operations for the three months ended November 30, 2013 and 2012 was 32.1% and 31.2%, respectively. The Company's effective income tax rate from discontinued operations for the three months ended November 30, 2013 and 2012 was 38.9% and 37.0%, respectively.

The Company made net payments of $1.4 million and $0.3 million for income taxes during the three months ended November 30, 2013 and 2012, respectively.

The reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $28.6 million and $27.4 million, exclusive of interest and penalties, as of November 30, 2013 and 2012, respectively.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three months ended November 30, 2013, before any income tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending November 30, 2014, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year income tax returns or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $17.9 million, which would reduce the provision for income taxes on earnings by an immaterial amount.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

US Federal — 2009 and forward
US States — 2009 and forward
Foreign — 2006 and forward

The Company is currently under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of November 30, 2013 sufficiently reflect the anticipated outcome of these examinations.
NOTE 11. SHARE-BASED COMPENSATION PLANS

The Company's share-based compensation plans are described, and informational disclosures provided, in Note 15, Share-Based Compensation Plans, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended August 31, 2013. During the three months ended November 30, 2013 and 2012, restricted stock units ("RSUs") and performance stock units ("PSUs") totaling 1.1 million and 1.3 million, respectively, were granted at a weighted-average fair value of $16.75 and $12.99, respectively. Stock appreciation rights ("SARs") were not granted during the three months ended November 30, 2013. The Company granted 0.2 million SARs at a weighted average exercise price of $14.12 during the three months ended November 30, 2012.

During the three months ended November 30, 2013 and 2012, the Company granted 59,565 equivalent shares of cash-settled RSUs and PSUs and 204,069 equivalent shares of cash-settled RSUs, PSUs and SARs, respectively. The fair value of these cash-settled awards is remeasured each reporting period and is recognized ratably over the service period. As of November 30, 2013, the Company had 2,016,522 equivalent shares in awards outstanding. The Company expects 1,717,684 equivalent shares to vest.

In general, the RSUs and PSUs granted during fiscal 2014 will vest over a period of three years; however, certain RSUs granted during fiscal 2014 will vest over a period of four years. The RSUs granted during fiscal 2013 will vest over a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of the Board of Directors, the PSUs granted during fiscal 2014 and fiscal 2013 will vest after a period of three years. The SARs granted during fiscal 2013 vest ratably over a period of three years. The SARs have a contractual term of seven years.

Share-based compensation expense for the three months ended November 30, 2013 and 2012 of $5.5 million and $4.5 million, respectively, is included in selling, general and administrative expenses on the Company's consolidated statements of operations.

NOTE 12. EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of the basic and diluted earnings per share for the three months ended November 30, 2013 and 2012 are as follows:

	Three Months Ended November 30,
(in thousands, except share data)	2013	2012
Net earnings attributable to CMC	$45,919	$49,717

Basic earnings per share:
Shares outstanding for basic earnings per share	117,070,499	116,336,504

Basic earnings per share attributable to CMC:	$0.39	$0.43

Diluted earnings per share:
Shares outstanding for basic earnings per share	117,070,499	116,336,504

Effect of dilutive securities:
Share-based incentive/purchase plans	1,086,112	757,123
Shares outstanding for diluted earnings per share	118,156,611	117,093,627

Diluted earnings per share attributable to CMC:	$0.39	$0.42

Anti-dilutive shares not included above	1,364,036	2,945,188

All stock options and SARs expire by 2020.
CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
The Company did not purchase any shares during the first three months of fiscal 2014 and had remaining authorization to purchase 8,259,647 shares of its common stock at November 30, 2013.
NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and government investigations, including environmental matters. See Note 18, Commitments and Contingencies, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended August 31, 2013.
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
Since the filing of the direct purchaser lawsuit, a case has been filed in federal court in the Northern District of Illinois on behalf of a class of indirect purchasers in approximately 28 states naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. That case has in effect been stayed. Another indirect purchaser action was filed in Tennessee state court, again naming the same defendants but contending that the conspiracy continued through 2010. The case has been removed to federal court, and plaintiffs have moved to remand. The motion to remand has not yet been decided, and no motion practice or discovery has taken place. The Company believes that the lawsuits are without merit and plans to defend them vigorously. Due to the uncertainty and the information available at this time, the Company cannot reasonably estimate a range of loss relating to these cases.

Guarantees
During fiscal 2012, the Company entered into a guarantee agreement with a bank in connection with a credit facility granted by the bank to a supplier of the Company. The fair value of the guarantee is negligible. The maximum credit facility with the bank was $4.0 million, and the Company's maximum exposure was $2.8 million as of November 30, 2013.
NOTE 14. BUSINESS SEGMENTS

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

The financial information presented for the International Mill segment excludes CMCS operations. Additionally, the financial information presented for the Americas Mills segment excludes Howell. These operations have been classified as discontinued operations in the consolidated statements of operations. See Note 6, Businesses Held for Sale, Discontinued Operations and Dispositions, for more information.

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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended November 30, 2013
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$293,475	$291,573	$353,992	$228,492	$509,174	$6,185	$—	$1,682,891
Intersegment sales	44,727	189,578	4,226	658	1,984	—	(241,173)	—
Net sales	338,202	481,151	358,218	229,150	511,158	6,185	(241,173)	1,682,891
Adjusted operating profit (loss)	839	65,814	2,217	15,268	503	(18,049)	597	67,189
Total assets*	281,102	594,224	608,313	499,366	858,567	1,182,688	(493,199)	3,531,061

	Three Months Ended November 30, 2012
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$307,471	$267,105	$352,747	$215,858	$603,535	$2,799	$—	$1,749,515
Intersegment sales	44,490	189,633	3,845	6,209	5,053	—	(249,230)	—
Net sales	351,961	456,738	356,592	222,067	608,588	2,799	(249,230)	1,749,515
Adjusted operating profit (loss)	4,494	51,660	10,192	876	40,161	(17,370)	(660)	89,353
Total assets at August 31, 2013*	309,599	598,478	631,510	487,613	838,413	1,075,594	(496,946)	3,444,261

* Excludes total assets from discontinued operations of $6.6 million at November 30, 2013 and $50.5 million at August 31, 2013.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended November 30,
(in thousands)	2013	2012
Earnings from continuing operations	$31,961	$48,931
Income taxes	15,091	22,189
Interest expense	19,578	17,024
Discounts on sales of accounts receivable	559	1,209
Adjusted operating profit	$67,189	$89,353
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us" or the "Company" mean Commercial Metals Company and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. We do not assume any obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended August 31, 2013.
CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended November 30,		Increase (Decrease)
(in thousands)	2013	2012	%
Net sales*	$1,682,891	$1,749,515	(4)%
Earnings from continuing operations	31,961	48,931	(35)%
Adjusted EBITDA*	101,170	124,202	(19)%
_______________________________________
* Excludes divisions classified as discontinued operations.

In the table above, we have included a financial statement measure that was not derived in accordance with United States generally accepted accounting principles ("GAAP"). We use adjusted EBITDA (earnings before interest expense, income taxes, depreciation, amortization, impairment charges and net earnings attributable to noncontrolling interests) as a non-GAAP financial measure. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization, as well as impairment charges. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. We also exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments, our ability to pay our current debt obligations as they mature and as a tool to calculate possible future levels of leverage capacity. Adjusted EBITDA is also the target benchmark for our annual and long-term cash incentive performance plans for management and part of a debt compliance test in certain of our debt agreements. Adjusted EBITDA may be inconsistent with similar measures presented by other companies. Reconciliations of earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended November 30,		Increase (Decrease)
(in thousands)	2013	2012	%
Earnings from continuing operations	$31,961	$48,931	(35)%
Less net earnings attributable to noncontrolling interests	—	2	(100)%
Interest expense	19,578	17,024	15%
Income taxes	15,091	22,189	(32)%
Depreciation, amortization and impairment charges	34,540	36,060	(4)%
Adjusted EBITDA	$101,170	$124,202	(19)%
Our adjusted EBITDA does not include net earnings attributable to noncontrolling interests, interest expense, income taxes, depreciation or amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Impairment charges, when necessary, accelerate the write-off of fixed assets that otherwise would have been accomplished by periodic depreciation charges. Additionally, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings (loss) determined in accordance with GAAP, as well as adjusted EBITDA, to evaluate our performance. Further, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.

The following are the significant factors that impacted our financial performance during the first quarter of fiscal 2014 compared with the same period during fiscal 2013:

- Overall, our sales for the first quarter of fiscal 2014 were down when compared to the first quarter of fiscal 2013, with the International Marketing and Distribution segment having the most significant sales decline. The decline in sales for this segment is primarily due to the performance of our domestic raw materials business.

- Our Americas Mills segment's adjusted operating profit improved $14.2 million during the first quarter of fiscal 2014 as compared the prior year's first quarter. Additionally, our International Mill segment's adjusted operating profit improved $14.4 million during the first quarter of fiscal 2014 as compared the prior year's first quarter. The improvements in both segments were the result of a favorable change in product mix toward higher margin products.

- We reported LIFO income of $23.2 million in the first quarter of fiscal 2013 as compared to LIFO expense of $4.4 million in the first quarter of fiscal 2014, which is a significant unfavorable change of $27.6 million.

- Results for the first quarter of fiscal 2014 included an after-tax gain of $15.5 million associated with the sale of the Company’s wholly owned copper tube manufacturing operation, Howell Metal Company ("Howell"). Results for the first quarter of fiscal 2013 included an after-tax gain of $17.0 million associated with the sale of the Company’s 11% ownership investment in Trinecke Zelezarny, a.s., a Czech Republic joint-stock company ("Trinecke").

SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 14, Business Segments, to the unaudited consolidated financial statements included in this report.

We use adjusted operating profit (loss) to compare and to evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) before income taxes and financing costs.
The following table shows net sales and adjusted operating profit (loss) by business segment:

	Three Months Ended November 30,
(in thousands)	2013	2012
Net sales:
Americas Recycling	$338,202	$351,961
Americas Mills	481,151	456,738
Americas Fabrication	358,218	356,592
International Mill	229,150	222,067
International Marketing and Distribution	511,158	608,588
Corporate	6,185	2,799
Eliminations	(241,173)	(249,230)
	$1,682,891	$1,749,515
Adjusted operating profit (loss):
Americas Recycling	$839	$4,494
Americas Mills	65,814	51,660
Americas Fabrication	2,217	10,192
International Mill	15,268	876
International Marketing and Distribution	503	40,161
Corporate	(18,049)	(17,370)
Eliminations	597	(660)
Adjusted operating profit	$67,189	$89,353

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

The International Mill segment exclusively uses the FIFO inventory valuation method and thus is not included in this table:

	Three Months Ended November 30,
(in thousands)	2013	2012
Americas Recycling	$(2,525)	$2,350
Americas Mills	1,869	4,901
Americas Fabrication	(1,835)	7,232
International Marketing and Distribution	(1,876)	8,753
Consolidated pre-tax LIFO income (expense)	$(4,367)	$23,236

BUSINESS SEGMENT RESULTS

Americas Recycling
Adjusted operating profit decreased during the first quarter of fiscal 2014 when compared to the prior year's first quarter. This segment’s results were impacted by a $4.9 million unfavorable change in pre-tax LIFO, from LIFO income of $2.4 million in the first quarter of fiscal 2013 to LIFO expense of $2.5 million in the first quarter of fiscal 2014. Although ferrous selling prices increased 1% to $326 per ton during the first quarter of fiscal 2014, metal margins declined 7% and nonferrous selling prices and metal margins declined in the current quarter compared to the same quarter in fiscal 2013. Lower shipments and metal margins in the first quarter of fiscal 2014 were offset by a gain on sale of real estate and facility relocation reimbursements. Furthermore, on a sequential quarter basis, for both ferrous and nonferrous shipments, selling prices and metal margins improved. We exported 7% and 5% of our ferrous scrap tonnage during the first quarter of fiscal 2014 and fiscal 2013, respectively, and 26% and 32% of our nonferrous scrap tonnage during the first quarter of fiscal 2014 and fiscal 2013, respectively.

The following table reflects our Americas Recycling segment's average selling prices per ton and tons shipped (in thousands):

	Three Months Ended November 30,		Increase (Decrease)
	2013	2012	Amount	%
Average ferrous selling price	$326	$322	$4	1%
Average nonferrous selling price	2,679	2,798	(119)	(4)%

Ferrous tons shipped	503	503	—	—%
Nonferrous tons shipped	56	59	(3)	(5)%
Total tons shipped	559	562	(3)	(1)%

Americas Mills
We include our five domestic steel minimills and the scrap locations which directly support the steel minimills in our Americas Mills segment.

This segment recorded adjusted operating profit of $65.8 million for the first quarter of fiscal 2014, compared to adjusted operating profit of $51.6 million for the first quarter of fiscal 2013. Shipments of this segment’s higher margin products, such as merchant and rebar, increased, while shipments of lower margin billets declined when compared to the first quarter of fiscal 2013. Furthermore, in the first quarter of fiscal 2013 we incurred approximately $5.5 million of expenses associated with an outage at our South Carolina melt shop for the successful installation of a new electric arc furnace and related equipment. Conversion costs during the first quarter of fiscal 2014 improved 7% compared to the first quarter of fiscal 2013.

The table below reflects our domestic steel minimills' operating statistics (in thousands) and average prices per short ton:

	Three Months Ended November 30,		Increase (Decrease)
	2013	2012	Amount	%
Tons melted	652	572	80	14%
Tons rolled	618	594	24	4%
Tons shipped	676	666	10	2%

Average mill selling price (finished goods)	$668	$687	$(19)	(3)%
Average mill selling price (total sales)	657	669	(12)	(2)%
Average cost of ferrous scrap consumed	334	339	(5)	(1)%
Average metal margin	323	330	(7)	(2)%
Average ferrous scrap purchase price	297	294	3	1%

Americas Fabrication
This segment recorded adjusted operating profit of $2.2 million for this year's first quarter, compared with adjusted operating profit of $10.2 million for the first quarter of fiscal 2013. The decline in profitability is due to a $9.0 million unfavorable change in pre-tax LIFO, from LIFO income of $7.2 million in the first quarter of fiscal 2013 to LIFO expense in the first quarter of fiscal

2014 of $1.8 million. Compared to the same quarter in the prior year, this segment noted improvements in its key commercial and operating metrics, including tons bid, tons booked and tons shipped as well as a slight increase in the backlog.

The tables below show our average fabrication selling prices per short ton and total fabrication plant shipments:

	Three Months Ended November 30,		Increase (Decrease)
Average selling price (excluding stock and buyout sales)	2013	2012	Amount	%
Rebar	$877	$899	$(22)	(2)%
Structural	2,433	2,134	299	14%
Post	888	899	(11)	(1)%

	Three Months Ended November 30,		Increase (Decrease)
Tons shipped (in thousands)	2013	2012	Amount	%
Rebar	234	225	9	4%
Structural	12	15	(3)	(20)%
Post	21	20	1	5%

International Mill
During the first quarter of fiscal 2014, this segment had adjusted operating profit of $15.3 million, compared with adjusted operating profit of $0.9 million in the prior year's first quarter. Volumes increased 4%, or approximately 15 thousand tons, primarily related to our merchant products and billets. International Mill selling prices remained flat at $603 per ton during both the first quarter of fiscal 2014 and the first quarter of fiscal 2013. A modest improvement in the Polish and surrounding markets as well as the shift to higher margin merchant products contributed to the improved operating results.

The table below reflects our International Mill's operating statistics (in thousands) and average prices per short ton:

	Three Months Ended November 30,		Increase (Decrease)
	2013	2012	Amount	%
Tons melted	380	393	(13)	(3)%
Tons rolled	309	340	(31)	(9)%
Tons shipped	360	345	15	4%

Average mill selling price (total sales)	$603	$603	$—	—%
Average cost of ferrous scrap consumed	354	380	(26)	(7)%
Average metal margin	249	223	26	12%
Average ferrous scrap purchase price	301	310	(9)	(3)%

International Marketing and Distribution

During the first quarter of fiscal 2014, this segment reported a decrease in net sales of 16% and reported adjusted operating profit of $0.5 million, compared to adjusted operating profit of $40.2 million in the first quarter of fiscal 2013. The decline in adjusted operating profit over the first quarter of fiscal 2013 is the result of a $10.7 million unfavorable change in pre-tax LIFO, from LIFO income of $8.8 million in the first quarter of fiscal 2013 to LIFO expense of $1.9 million for the first quarter of fiscal 2014. Furthermore, results for the first quarter of fiscal 2013 included a pre-tax gain of $26.1 million associated with the sale of our 11% ownership investment in Trinecke. Within this segment, our U.S.-based trading divisions posted solid results, offset by weakness in our European and Australian trading and distribution groups.

Corporate

Our corporate expenses for the three months ended November 30, 2013 were $18.0 million, compared to $17.4 million for the three months ended November 30, 2012. The increase in corporate expenses is primarily related to an increase in the value of our share-based liability awards as a result of the increase in the share price of our common stock.

Interest Expense

Our interest expense increased $2.6 million to $19.6 million during the first quarter of fiscal 2014 when compared to the first quarter of fiscal 2013. This increase resulted from an increase in our long-term debt in fiscal 2013, as well as a reduction in the amortization of the deferred gain on the termination of our interest rate swap transactions in connection with the extinguishment of certain notes in fiscal 2013.

Income Taxes

Our effective income tax rate from continuing operations for the three months ended November 30, 2013 and 2012 was 32.1% and 31.2%, respectively. Our effective income tax rate can change from period to period as a result of changes in the mix and amount of pre-tax income generated in the jurisdictions in which the Company operates. Our effective income tax rates can also be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in the rate.

DISCONTINUED OPERATIONS DATA

Adjusted operating profit from discontinued operations was $22.8 million in the first quarter of fiscal 2014, compared to an adjusted operating profit of $1.3 million in the first quarter of fiscal 2013. During the fourth quarter of fiscal 2013, we decided to sell Howell, our wholly owned copper tube manufacturing operation. We determined that the decision to sell this business met the definition of a discontinued operation. As result, we have included Howell in discontinued operations for all periods presented. Howell was previously an operating segment included in the Americas Mills reporting segment. On October 17, 2013, the Company sold all of the issued and outstanding shares of capital stock of Howell for $58.5 million, subject to customary purchase price adjustments, resulting in a pre-tax gain of $23.8 million.
OUTLOOK

We anticipate our second fiscal quarter to be seasonally slower as a result of holiday slowdowns and winter weather conditions, which reduce construction activities. However, many of the economic indicators we highlighted in our prior earnings release for the fiscal fourth quarter of fiscal 2013 remain encouraging. The Architecture Billings Index (ABI) in general is strong despite a dip to 49.8 for November 2013. Likewise, month over month U.S. GDP figures were revised upward for the third calendar quarter and total U.S. construction spending increased 0.8% in October 2013, driven mostly by non-residential construction. Economies in Australia and Europe showed modest improvements during the first quarter of fiscal 2014, but many projects have not yet translated to higher steel shipments. Similar to prior years, we will take advantage of the expected slower business activity during our second fiscal quarter to take planned outages for maintenance and to upgrade equipment.
LIQUIDITY AND CAPITAL RESOURCES

See Note 7, Credit Arrangements, to the unaudited consolidated financial statements included in this report for additional information.

While we believe the lending institutions participating in our credit arrangements are financially capable, it is important to note that the banking and capital markets periodically experience volatility that may limit our ability to raise capital. Additionally, changes to our credit rating by any rating agency may negatively impact our ability to raise capital and our financing costs.

The table below reflects our sources, facilities and availability of liquidity as of November 30, 2013:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$515,473	$ N/A
Revolving credit facility	300,000	264,756
Domestic receivable sales facility	200,000	200,000
International accounts receivable sales facilities	152,753	121,027
Bank credit facilities — uncommitted	93,732	92,762
Notes due from 2017 to 2023	1,230,000	*
Equipment notes	20,987	*

* We believe we have access to additional financing and refinancing, if needed.

All of our notes due from 2017 to 2023 require interest only payments until maturity. We expect cash from operations to be sufficient to meet all interest and principal payments due within the twelve months ending November 30, 2014, and we believe we will be able to obtain additional financing or to refinance these notes when they mature.

CMC Poland Sp. z.o.o. ("CMCP") has uncommitted credit facilities of PLN 205.0 million ($66.3 million) with several banks with expiration dates ranging from December 2013 to October 2014. The Company intends to renew the uncommitted credit facilities upon expiration. During the three months ended November 30, 2013, CMCP had no borrowings and no repayments under these facilities. At November 30, 2013, no material amounts were outstanding under these facilities.

The maximum availability under our $300 million revolving credit facility can be increased to $400 million with the consent of both parties. The facility's capacity, with a sublimit of $50 million for letters of credit, is reduced by outstanding stand-by letters of credit which totaled $35.2 million at November 30, 2013. Under the credit facility, we were required to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 3.00 to 1.00 for each fiscal quarter on a rolling twelve month cumulative period. At November 30, 2013, our interest coverage ratio was 4.96 to 1.00. The credit facility also requires us to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At November 30, 2013, our debt to capitalization ratio was 0.50 to 1.00. The credit facility provides for interest based on the LIBOR, the Eurodollar rate or Bank of America's prime rate.

Our foreign operations generated approximately 29% of our revenue during the first quarter of fiscal 2014, and as a result, our foreign operations had cash and cash equivalents of approximately $64.7 million at November 30, 2013. Historically, our domestic operations have generated the majority of our cash, which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our domestic operations have access to the $300 million revolving credit facility and the $200 million sale of accounts receivable program described below. It is the Company's intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional reserves as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 49% of total receivables at November 30, 2013.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 3, Sales of Accounts Receivable, to the unaudited consolidated financial statements contained in this report. Our domestic sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our sales of accounts receivable program contains covenants that are consistent with the covenants contained in our revolving credit agreement.

Cash Flows

Our cash flows from operating activities result primarily from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in foreign currency exchange rates, commodity prices and natural gas prices. See Note 8, Derivatives and Risk Management, to the unaudited consolidated financial statements contained in this report.

During the first three months of fiscal 2014, we generated $73.5 million of net cash flows provided by operating activities compared to $34.3 million of net cash flow used by operating activities during the first three months of fiscal 2013. Significant fluctuations in working capital were as follows:

•
Accounts receivable - Our accounts receivable provided more cash to operations during the first quarter of fiscal 2014 when compared to the first quarter of fiscal 2013 primarily due to the fact that we have, over the last few years, decreased our utilization of the accounts receivable securitization programs.

•
Inventory - During the first quarter of fiscal 2014, when compared to the first quarter of fiscal 2013, our inventories grew but at a slower pace than sales. This is primarily due to the fact that our sales levels declined at a greater rate from the fourth quarter of fiscal 2012 to the first quarter of fiscal 2013 when compared to the fourth quarter of fiscal 2013 to the first quarter of fiscal 2014. In addition, our days' sales in inventory improved at the end of November 2013 by four days, from 51 days at November 30, 2012.

Net cash flows from investing activities were $42.3 million and $10.2 million for the first three months of fiscal 2014 and fiscal 2013, respectively. For the three months ended November 30, 2013, we invested $14.1 million in capital expenditures offset by $54.3 million of cash proceeds as a result of the sale of our Howell business.

We expect our total capital expenditures for fiscal 2014 to be between $140 million and $150 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

We generated net cash flows of $19.9 million and $31.5 million from financing activities during the first three months of fiscal 2014 and fiscal 2013, respectively.

We had a decrease in the level of our usage of documentary letters of credit of $41.6 million for the three months ended November 30, 2013 when compared to the three months ended November 30, 2012. This decrease in cash flows from financing activities is offset by an increase in cash flows as we had net short-term borrowings of $2.0 million for the first three months of fiscal 2014, compared to net repayments of $13.0 million for the three months ended November 30, 2012. Additionally, we had a release of $17.3 million in restricted cash that had been serving as collateral for letters of credit obligations for our Australian subsidiary. Our cash dividends remained consistent at $14.1 million and $14.0 million for the three months ended November 30, 2013 and 2012, respectively.

Our estimated contractual obligations for the twelve months ending November 30, 2014 were approximately $1.0 billion and constitute expenditures incurred in connection with normal revenue producing activities. We believe our cash flows from operating activities and credit facilities are adequate to fund our ongoing operations and planned capital expenditures.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2013, we had committed $35.3 million under these arrangements.

OFF-BALANCE SHEET ARRANGEMENTS

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. We utilize proceeds from the sales of the receivables as an alternative to short-term borrowings, effectively managing our overall borrowing costs and providing an additional source of working capital. During the first quarter fiscal 2014, the Company phased out its existing Australian accounts receivable sales program and entered into a new Australian accounts receivable sales program. Under the new Australian program, accounts receivable balances will be sold to a special purpose vehicle, which in turn will sell 100% of the eligible receivables of Commercial Metals Pty. Ltd., CMC Steel Distribution Pty. Ltd. and G.A.M. Steel Pty. Ltd. to a financial institution. Under the Australian program, the financial institution will fund up to A$75.0 million for all receivables sold, and the remaining portion of the purchase price of the receivables will be paid to the Company from the ultimate collection of the receivables after payment of certain fees and other costs. During the three months ended November 30, 2013, no accounts receivable were sold under the new Australian program. The Company accounts for sales of the receivables as true sales and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows.
CONTINGENCIES

See Note 13, Commitments and Contingencies, to the unaudited consolidated financial statements included in this report.

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

The Company's forward-looking statements are based on its expectations and beliefs as of the time this report is filed with the Securities and Exchange Commission or, with respect to any document incorporated by reference, as of the time such document was prepared. Although the Company believes that its expectations are reasonable, it can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, the Company undertakes no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise. Some of the important factors that could cause actual results to differ materially from the Company's expectations include the following:

•	absence of global economic recovery or possible recession relapse and the pace of overall global economic activity and its impact in a highly cyclical industry;

•	significant reductions in China’s steel consumption or increased Chinese steel production;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	continued sovereign debt problems in the Euro-zone;

•	construction activity or lack thereof;

•	availability and pricing of raw materials over which we exert little influence, including scrap metal, energy, insurance and supply prices;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	decisions by governments affecting the level of steel imports;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	increased regulation associated with climate change and greenhouse gas emissions;

•	customers' inability to obtain credit and non-compliance with contracts;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	currency fluctuations;

•	global factors including political and military uncertainties;

•	availability of electricity and natural gas for minimill operations;

•	difficulties or delays in the execution of construction contracts, resulting in cost overruns or contract disputes;

•	ability to retain key executives;

•	execution of cost reduction strategies;

•	industry consolidation or changes in production capacity or utilization;

•	ability to make necessary capital expenditures;

•	unexpected equipment failures;

•	competition from other materials;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions and regulatory rulings;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	increased costs related to health care reform legislation;

•	seasonal slowdowns; and

•
those factors listed under Item 1A. "Risk Factors" included in the Company's Annual Report filed on Form 10-K for the fiscal year ended August 31, 2013 and any subsequently filed Current Reports on Form 8-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company's Annual Report on Form 10-K for the year ended August 31, 2013.

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

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended November 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

During the quarter ended November 30, 2013, there were no material developments with respect to any legal proceedings previously disclosed in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2013.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A Part I of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.
ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

2.1
Stock Purchase Agreement, dated October 17, 2013, by and among Commercial Metals Company, Howell Metal Company and Mueller Copper Tube Products, Inc. (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K filed October 23, 2013 and incorporated herein by reference).*

3.1(a)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3.1(b)
Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)(a) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3.1(c)
Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)(b) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3.1(d)
Certificate of Amendment of Restated Certificate of Incorporation dated January 22, 2004 (filed as Exhibit 3(i)(d) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 and incorporated herein by reference).

3.1(e)
Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3.1(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals' Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.1(g)
Certificate of Designation of Series B Junior Participating Preferred Stock of Commercial Metals Company (filed as Exhibit 99.2 to Commercial Metals Company's Form 8-A filed August 1, 2011 and incorporated herein by reference).

3.1(h)
Certificate of Elimination of Series B Junior Participating Preferred Stock dated December 7, 2012 (filed as Exhibit 3.1 to Commercial Metals Company's Current Report on Form 8-K filed December 7, 2012 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals Company's Current Report on Form 8-K filed October 25, 2010 and incorporated herein by reference).

31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101**
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

 _________________

*	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.

**
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

January 9, 2014	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1
Stock Purchase Agreement, dated October 17, 2013, by and among Commercial Metals Company, Howell Metal Company and Mueller Copper Tube Products, Inc. (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K filed October 23, 2013 and incorporated herein by reference).*

3.1(a)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3.1(b)
Certificate of Amendment of Restated Certificate of Incorporation dated February 1, 1994 (filed as Exhibit 3(i)(a) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3.1(c)
Certificate of Amendment of Restated Certificate of Incorporation dated February 17, 1995 (filed as Exhibit 3(i)(b) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

3.1(d)
Certificate of Amendment of Restated Certificate of Incorporation Dated January 22, 2004 (filed as Exhibit 3(i)(d) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 and incorporated herein by reference).

3.1(e)
Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3.1(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals' Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.1(g)
Certificate of Designation of Series B Junior Participating Preferred Stock of Commercial Metals Company (filed as Exhibit 99.2 to Commercial Metals Company's Form 8-A filed August 1, 2011 and incorporated herein by reference

3.1(h)
Certificate of Elimination of Series B Junior Participating Preferred Stock dated December 7, 2012 (filed as Exhibit 3.1 to Commercial Metals Company's Current Report on Form 8-K filed December 7, 2012 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals Company's Current Report on Form 8-K filed October 25, 2010 and incorporated herein by reference).

31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101**
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

 _________________

*	Does not contain Schedules or exhibits. A copy of any such Schedules or exhibits will be furnished to the Securities and Exchange Commission upon request.

**
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.