Form 10-Q
period 2014-02-28
COMMERCIAL METALS CO
filed 2014-03-31
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of March 21, 2014 was 117,742,434.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share data)	2014	2013	2014	2013
Net sales	$1,649,098	$1,688,657	$3,331,989	$3,438,172
Costs and expenses:
Cost of goods sold	1,503,908	1,549,291	3,005,706	3,112,141
Selling, general and administrative expenses	111,086	114,635	225,549	239,244
Interest expense	19,179	16,490	38,757	33,514
Gain on sale of cost method investment	—	—	—	(26,088)
	1,634,173	1,680,416	3,270,012	3,358,811

Earnings from continuing operations before income taxes	14,925	8,241	61,977	79,361
Income taxes	3,866	4,308	18,957	26,497
Earnings from continuing operations	11,059	3,933	43,020	52,864

Earnings from discontinued operations before income taxes	101	1,037	22,946	2,287
Income taxes	16	393	8,903	855
Earnings from discontinued operations	85	644	14,043	1,432

Net earnings	11,144	4,577	57,063	54,296
Less net earnings attributable to noncontrolling interests	1	—	1	2
Net earnings attributable to CMC	$11,143	$4,577	$57,062	$54,294

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.09	$0.03	$0.37	$0.46
Earnings from discontinued operations	—	0.01	0.12	0.01
Net earnings	$0.09	$0.04	$0.49	$0.47

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.09	$0.03	$0.36	$0.45
Earnings from discontinued operations	—	0.01	0.12	0.01
Net earnings	$0.09	$0.04	$0.48	$0.46

Cash dividends per share	$0.12	$0.12	$0.24	$0.24
Average basic shares outstanding	117,424,962	116,586,100	117,247,731	116,461,302
Average diluted shares outstanding	118,639,161	117,573,052	118,397,886	117,333,339
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2014	2013	2014	2013
Net earnings	$11,144	$4,577	$57,063	$54,296
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment and other, net of income taxes of $953, $(3,396), $3,030 and $8,396	8,743	(6,308)	28,185	15,592
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of income taxes of $(95), $1, $(544) and $89	(426)	57	(2,043)	374
Reclassification for loss (gain) included in net earnings, net of income taxes of $127, $(125), $308 and $(174)	382	(274)	1,362	(396)
Net unrealized gain (loss) on derivatives, net of income taxes of $32, $(124), $(236) and $(85)	(44)	(217)	(681)	(22)
Defined benefit obligation:
Net gain, net of income taxes of $0, $0, $296 and $0	—	—	550	—
Amortization of prior services, net of income taxes of $0, $1, $(1) and $1	(2)	2	(4)	4
Adjustment from plan changes, net of income taxes of $0, $0, $0 and $308	—	—	—	1,315
Defined benefit obligation, net of income taxes of $0, $1, $295 and $309	(2)	2	546	1,319
Other comprehensive income (loss)	8,697	(6,523)	28,050	16,889
Comprehensive income (loss)	$19,841	$(1,946)	$85,113	$71,185
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	February 28, 2014	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$431,754	$378,770
Accounts receivable (less allowance for doubtful accounts of $6,219 and $10,042)	838,597	989,694
Inventories, net	980,643	757,417
Other	167,498	240,314
Total current assets	2,418,492	2,366,195
Property, plant and equipment:
Land	80,813	80,764
Buildings and improvements	499,794	486,494
Equipment	1,707,624	1,666,250
Construction in process	31,869	18,476
	2,320,100	2,251,984
Less accumulated depreciation and amortization	(1,385,571)	(1,311,747)
	934,529	940,237
Goodwill	69,790	69,579
Other assets	121,666	118,790
Total assets	$3,544,477	$3,494,801
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$383,958	$342,678
Accounts payable-documentary letters of credit	117,222	112,281
Accrued expenses and other payables	250,013	314,949
Notes payable	8,538	5,973
Current maturities of long-term debt	6,776	5,228
Total current liabilities	766,507	781,109
Deferred income taxes	49,071	46,558
Other long-term liabilities	116,221	118,165
Long-term debt	1,276,759	1,278,814
Total liabilities	2,208,558	2,224,646
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,742,215 and 117,010,990 shares	1,290	1,290
Additional paid-in capital	358,293	363,772
Accumulated other comprehensive income (loss)	874	(27,176)
Retained earnings	1,195,634	1,166,732
Less treasury stock, 11,318,449 and 12,049,674 shares at cost	(220,261)	(234,619)
Stockholders' equity attributable to CMC	1,335,830	1,269,999
Stockholders' equity attributable to noncontrolling interests	89	156
Total stockholders' equity	1,335,919	1,270,155
Total liabilities and stockholders' equity	$3,544,477	$3,494,801
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended February 28,
(in thousands)	2014	2013
Cash flows from (used by) operating activities:
Net earnings	$57,063	$54,296
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	67,284	68,037
Provision for losses (recoveries) on receivables, net	(1,871)	2,463
Share-based compensation	10,788	7,185
Amortization of interest rate swaps termination gain	(3,799)	(5,815)
Deferred income taxes	18,550	29,362
Tax benefits from stock plans	(484)	(1)
Net gain on sale of a subsidiary, cost method investment and other	(28,046)	(26,522)
Asset impairment	1,227	3,028
Changes in operating assets and liabilities:
Accounts receivable	20,195	4,785
Accounts receivable sold, net	149,832	(37,297)
Inventories	(214,318)	(83,056)
Other assets	(14,314)	11,461
Accounts payable, accrued expenses and other payables	(21,861)	(73,764)
Other long-term liabilities	(3,863)	(5,326)
Net cash flows from (used by) operating activities	36,383	(51,164)

Cash flows from (used by) investing activities:
Capital expenditures	(36,223)	(41,849)
Proceeds from the sale of property, plant and equipment and other	6,381	6,897
Proceeds from the sale of a subsidiary	52,276	—
Proceeds from the sale of cost method investment	—	28,995
Net cash flows from (used by) investing activities	22,434	(5,957)

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit, net	4,767	(30,816)
Short-term borrowings, net change	2,565	21,870
Repayments on long-term debt	(3,143)	(2,402)
Payments for debt issuance costs	(430)	—
Decrease in restricted cash	18,305	—
Stock issued under incentive and purchase plans, net of forfeitures	(740)	2,353
Cash dividends	(28,160)	(27,963)
Tax benefits from stock plans	484	1
Contribution from (purchase of) noncontrolling interests	(37)	10
Net cash flows from (used by) financing activities	(6,389)	(36,947)

Effect of exchange rate changes on cash	556	1,743
Increase (decrease) in cash and cash equivalents	52,984	(92,325)
Cash and cash equivalents at beginning of year	378,770	262,422
Cash and cash equivalents at end of period	$431,754	$170,097
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2012	129,060,664	$1,290	$365,778	$(18,136)	$1,145,445	(12,709,240)	$(248,009)	$139	$1,246,507
Net earnings					54,294			2	54,296
Other comprehensive income				16,889					16,889
Cash dividends					(27,963)				(27,963)
Issuance of stock under incentive and purchase plans, net of forfeitures			(8,291)			526,785	10,644		2,353
Share-based compensation			4,785						4,785
Tax benefits from stock plans			1						1
Contribution of noncontrolling interest								14	14
Balance, February 28, 2013	129,060,664	$1,290	$362,273	$(1,247)	$1,171,776	(12,182,455)	$(237,365)	$155	$1,296,882

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2013	129,060,664	$1,290	$363,772	$(27,176)	$1,166,732	(12,049,674)	$(234,619)	$156	$1,270,155
Net earnings					57,062			1	57,063
Other comprehensive income				28,050					28,050
Cash dividends					(28,160)				(28,160)
Issuance of stock under incentive and purchase plans, net of forfeitures			(15,098)			731,225	14,358		(740)
Share-based compensation			9,104						9,104
Tax benefits from stock plans			484						484
Purchase of noncontrolling interests			31					(68)	(37)
Balance, February 28, 2014	129,060,664	$1,290	$358,293	$874	$1,195,634	(11,318,449)	$(220,261)	$89	$1,335,919
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the fiscal year ended August 31, 2013 filed by Commercial Metals Company ("CMC", and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission ("SEC") and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and the consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended August 31, 2013. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year.

In the accompanying consolidated statement of cash flows for the six months ended February 28, 2013, the Company corrected the classification of $25.5 million of changes in certain documentary letters of credit from cash flows used by operating activities to cash flows used by financing activities, which decreased cash flows used by operating activities and increased cash flows used by financing activities for that period. The Company considers accounts payable - documentary letters of credit a short-term financing activity and accordingly made this correction in order to properly present the changes in these certain documentary letters of credit as a financing activity in the consolidated statement of cash flows allowing users of its financial statements to better understand the level at which the Company uses documentary letters of credit. This correction did not have an impact on the Company’s consolidated results of operations, earnings per share, balance sheet or net cash flows used by investing activities in the consolidated statement of cash flows for the six months ended February 28, 2013.

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
NOTE 2. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of income taxes, is comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2013	$(27,477)	$3,594	$(3,293)	$(27,176)
Other comprehensive income (loss) before reclassifications	28,185	(2,043)	550	26,692
Amounts reclassified from AOCI	—	1,362	(4)	1,358
Net other comprehensive income (loss)	28,185	(681)	546	28,050
Balance, February 28, 2014	$708	$2,913	$(2,747)	$874

The significant items reclassified out of accumulated other comprehensive income (loss) and the corresponding line items in the consolidated statements of operations to which the items were reclassified were as follows:

Components of AOCI (in thousands)	Location	Three Months Ended February 28, 2014	Six Months Ended February 28, 2014
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(117)	$(236)
Foreign exchange	Net sales	17	(233)
Foreign exchange	Cost of goods sold	(592)	(1,514)
Foreign exchange	SG&A expenses	33	47
Interest rate	Interest expense	150	266
		(509)	(1,670)
Income tax effect	Income taxes benefit	127	308
Net of income taxes		$(382)	$(1,362)
Defined benefit obligation:
Amortization of prior services	SG&A expenses	$2	$5
Income tax effect	Income taxes expense	—	(1)
Net of income taxes		$2	$4
Amounts in parentheses reduce earnings.

NOTE 3. SALES OF ACCOUNTS RECEIVABLE

The Company has a domestic sale of accounts receivable program which expires on December 26, 2014. Under the program, Commercial Metals Company contributes, and several of its subsidiaries sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling trade accounts receivable generated by the Company. CMCRV sells the trade accounts receivable in their entirety to two financial institutions. The financial institutions advance up to a maximum of $200.0 million for all trade accounts receivable sold, and the remaining portion of the purchase price of the trade accounts receivable will be paid to the Company from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows. Additionally, the sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 7, Credit Arrangements.

At February 28, 2014 and August 31, 2013, under its domestic sale of accounts receivable program, the Company had sold $358.6 million and $358.8 million of trade accounts receivable, respectively, to the financial institutions and received $80.0 million of advance payments at February 28, 2014 and no advance payments at August 31, 2013.

In addition to the domestic sale of accounts receivable program described above, the Company's international subsidiaries in Europe and Australia sell trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy. The European program allows the Company’s European subsidiaries to advance up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. During the first quarter of fiscal 2014, the Company phased out its existing Australian program and entered into a new trade accounts receivable sales program with a different financial institution. Under the new Australian program, trade accounts receivable balances are sold to a special purpose vehicle, which in turn sells 100% of the eligible trade accounts receivable of Commercial Metals Pty. Ltd., CMC Steel Distribution Pty. Ltd. and G.A.M. Steel Pty. Ltd. to the financial institution. Under the new Australian program, the financial institution will fund up to A$75.0 million for all trade accounts receivable sold, and the remaining portion of the purchase price of the trade accounts receivable will be paid to the Company from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows.

At February 28, 2014 and August 31, 2013, under its European and Australian programs, the Company had sold $135.6 million and $121.2 million of accounts receivable, respectively, to third-party financial institutions and received advance payments of $94.4 million and $24.5 million, respectively.

During the six months ended February 28, 2014 and 2013, cash proceeds from the domestic and international sale of accounts receivable programs were $364.7 million and $603.0 million, respectively, and cash payments to the owners of accounts receivable were $214.9 million and $640.3 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the accounts receivable for the domestic and Australian programs. Discounts on domestic and international sales of accounts receivable were $0.9 million and $1.5 million for the three and six months ended February 28, 2014, respectively, and $0.9 million and $2.1 million for the three and six months ended February 28, 2013, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of operations.

The deferred purchase price on the Company's domestic and international sale of accounts receivable programs are included in accounts receivable on the Company's consolidated balance sheets. The following tables summarize the activity of the deferred purchase price receivables for the domestic and international sale of accounts receivable programs:

	Three Months Ended February 28, 2014
(in thousands)	Total	Domestic	Australia	Europe
Beginning balance	$375,223	$351,515	$—	$23,708
Transfers of accounts receivable	1,039,096	774,533	180,700	83,863
Collections	(1,101,202)	(852,334)	(151,065)	(97,803)
Ending balance	$313,117	$273,714	$29,635	$9,768

	Six Months Ended February 28, 2014
(in thousands)	Total	Domestic	Australia	Europe
Beginning balance	$453,252	$358,822	$64,996	$29,434
Transfers of accounts receivable	2,076,301	1,615,104	253,820	207,377
Collections	(2,144,124)	(1,700,212)	(216,869)	(227,043)
Program termination	(72,312)	—	(72,312)	—
Ending balance	$313,117	$273,714	$29,635	$9,768

	Three Months Ended February 28, 2013
(in thousands)	Total	Domestic	Australia	Europe
Beginning balance	$535,871	$404,993	$77,161	$53,717
Transfers of accounts receivable	1,118,904	912,376	91,328	115,200
Collections	(1,161,646)	(925,344)	(112,660)	(123,642)
Ending balance	$493,129	$392,025	$55,829	$45,275

	Six Months Ended February 28, 2013
(in thousands)	Total	Domestic	Australia	Europe
Beginning balance	$515,481	$396,919	$70,073	$48,489
Transfers of accounts receivable	2,325,650	1,849,006	218,236	258,408
Collections	(2,348,002)	(1,853,900)	(232,480)	(261,622)
Ending balance	$493,129	$392,025	$55,829	$45,275
NOTE 4. INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out ("LIFO") method. At February 28, 2014 and August 31, 2013, 38% and 43%, respectively, of the Company's total net inventories were valued at LIFO. LIFO inventory reserves were $208.5 million and $185.5 million at February 28, 2014 and August 31, 2013, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in, first-out ("FIFO") method and consisted mainly of material dedicated to CMC Poland Sp. z.o.o. ("CMCP") and certain marketing and distribution businesses.

The majority of the Company's inventories are in the form of finished goods with minimal work in process. At February 28, 2014 and August 31, 2013, $108.9 million and $66.7 million, respectively, of the Company's inventories were in the form of raw materials.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance, August 31, 2013	$7,267	$295	$57,144	$2,755	$2,118	$69,579
Foreign currency translation	—	—	—	198	13	211
Balance, February 28, 2014	$7,267	$295	$57,144	$2,953	$2,131	$69,790

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $43.5 million and $42.9 million at February 28, 2014 and August 31, 2013, respectively, and are included in other noncurrent assets on the Company's consolidated balance sheets. Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets was $1.2 million and $2.4 million for the three and six months ended February 28, 2014, respectively, and $1.2 million and $2.5 million for the three and six months ended February 28, 2013, respectively.
NOTE 6. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS
Businesses Held for Sale
The assets and liabilities of businesses classified as held for sale are included in other current assets and accrued expenses on the Company's consolidated balance sheets. The components of assets and liabilities of businesses held for sale are as follows:

(in thousands)	February 28, 2014	August 31, 2013
Assets:
Accounts receivable	$—	$20,313
Inventories, net	—	8,713
Other current assets	—	3,683
Property, plant and equipment, net of accumulated depreciation and amortization	1,085	10,459
Assets of businesses held for sale	$1,085	$43,168
Liabilities:
Accounts payable-trade	$—	$7,615
Accrued expenses and other payables	—	3,251
Liabilities of businesses held for sale	$—	$10,866

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

Financial information for discontinued operations was as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2014	2013	2014	2013
Net sales	$113	$41,017	$17,411	$80,728
Earnings from discontinued operations before income taxes	101	1,037	22,946	2,287

Dispositions
On October 17, 2013, the Company sold all of the outstanding capital stock of Howell for $58.5 million, of which $4.2 million was held in escrow, subject to customary purchase price adjustments. During the second quarter of fiscal 2014, the Company made a $3.0 million working capital adjustment, which is included in the Company's estimated pre-tax gain of $23.8 million. Howell was previously an operating segment included in the Americas Mills reporting segment.

During the first quarter of fiscal 2013, the Company completed the sale of its 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million. The Trinecke investment was included in the International Marketing and Distribution reporting segment.
NOTE 7. CREDIT ARRANGEMENTS

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 15, 2023 (the "2023 Notes") and received proceeds of $325.0 million, net of underwriting discounts and debt issuance costs. The Company used $205.3 million of the proceeds from the 2023 Notes to purchase all of its outstanding $200.0 million of 5.625% Notes due 2013. The Company intends to use the remaining proceeds for general corporate purposes. Interest on the 2023 Notes is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2013. The Company may, at any time, redeem the 2023 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make-whole" premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, holders of the 2023 Notes may require the Company to repurchase the 2023 Notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The Company is generally not limited under the indenture governing the 2023 Notes in its ability to incur additional indebtedness provided the Company is in compliance with certain restrictive covenants, including restrictions on liens, sale and leaseback transactions, mergers, consolidations and transfers of substantially all of the Company's assets.

In December 2011, the Company entered into a third amended and restated $300.0 million revolving credit facility that matures on December 27, 2016. The maximum availability under this facility can be increased to $400.0 million with the consent of both CMC and the lenders. The program's capacity, with a sublimit of $50.0 million for letters of credit, is reduced by outstanding stand-by letters of credit, which totaled $38.6 million and $28.3 million at February 28, 2014 and August 31, 2013, respectively. Under the credit facility, the Company was required to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 3.00 to 1.00 for the twelve month cumulative period ended November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At February 28, 2014, the Company's interest coverage ratio was 4.89 to 1.00. The credit facility also requires the Company to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At February 28, 2014, the Company's debt to capitalization ratio was 0.50 to 1.00. The credit facility provides for interest based on the LIBOR, the Eurodollar rate or Bank of America's prime rate.

At February 28, 2014, the Company was in compliance with all covenants contained in its debt agreements.

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At February 28, 2014 and August 31, 2013, the unamortized portion was $30.6 million and $34.4 million, respectively, and for the three and six months ended February 28, 2014, the amortization of the deferred gain was $1.9 million and $3.8 million, respectively. For the three and six months ended February 28, 2013, the amortization of the deferred gain was $2.9 million and $5.8 million, respectively.

The Company has uncommitted credit facilities available from domestic and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of February 28, 2014	February 28, 2014	August 31, 2013
$400 million notes at 6.50% due July 2017	5.7%	$410,032	$411,518
$500 million notes at 7.35% due August 2018	6.4%	520,617	522,930
$330 million notes at 4.875% due May 2023	4.9%	330,000	330,000
Other, including equipment notes		22,886	19,594
		1,283,535	1,284,042
Less current maturities		6,776	5,228
		$1,276,759	$1,278,814
 Interest on these notes is payable semiannually.

CMCP has uncommitted credit facilities of $68.0 million with several banks with expiration dates ranging from March 2014 to December 2014. During the six months ended February 28, 2014, CMCP had total borrowings of $78.0 million and total repayments of $78.0 million under these facilities. At February 28, 2014, no material amounts were outstanding under these facilities.

The Company had no material amounts of interest capitalized in the cost of property, plant and equipment during the three and six months ended February 28, 2014 and 2013, respectively. Cash paid for interest during the three and six months ended February 28, 2014 was $32.8 million and $42.3 million, respectively, and $33.7 million and $38.3 million during the three and six months ended February 28, 2013, respectively.
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

At February 28, 2014, the notional value of the Company's foreign currency contract commitments and its commodity contract commitments was $439.9 million and $48.3 million, respectively. At February 28, 2013, the notional value of the Company's foreign currency contract commitments and its commodity contract commitments was $238.7 million and $57.6 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of February 28, 2014:

Commodity	Long/Short	Total
Aluminum	Long	1,322	MT
Copper	Long	634	MT
Copper	Short	5,749	MT
Zinc	Long	22	MT

MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three and six months ended February 28, 2014 and 2013. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of operations:

		Three Months Ended February 28,		Six Months Ended February 28,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2014	2013	2014	2013
Commodity	Cost of goods sold	$129	$717	$639	$306
Commodity	SG&A expenses	—	588	—	—
Foreign exchange	Net sales	(226)	—	(385)	(11)
Foreign exchange	Cost of goods sold	(250)	—	(371)	—
Foreign exchange	SG&A expenses	(2,122)	2,916	(6,815)	2,880
Other	Cost of goods sold	—	(10)	—	5
Gain (loss) before income taxes		$(2,469)	$4,211	$(6,932)	$3,180

The Company's fair value hedges are designated for accounting purposes with gains and losses on the hedged items offsetting the gain or loss on the related derivative transaction. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended February 28,		Six Months Ended February 28,
	Location	2014	2013	2014	2013
Foreign exchange	Net sales	$140	$(228)	$27	$(228)
Foreign exchange	Cost of goods sold	(953)	777	(1,080)	548
Gain (loss) before income taxes		$(813)	$549	$(1,053)	$320

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended February 28,		Six Months Ended February 28,
	Location	2014	2013	2014	2013
Foreign exchange	Net sales	$(130)	$274	$(37)	$251
Foreign exchange	Cost of goods sold	955	(705)	1,080	(548)
Gain (loss) before income taxes		$825	$(431)	$1,043	$(297)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Commodity	$(24)	$(13)	$(113)	$1
Foreign exchange	(402)	70	(1,930)	373
Gain (loss), net of income taxes	$(426)	$57	$(2,043)	$374

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended February 28,		Six Months Ended February 28,
	Location	2014	2013	2014	2013
Commodity	Cost of goods sold	$(64)	$6	$(153)	$6
Foreign exchange	Net sales	(2)	10	(233)	61
Foreign exchange	Cost of goods sold	(416)	91	(1,174)	50
Foreign exchange	SG&A expenses	13	66	25	76
Interest rate	Interest expense	87	101	173	203
Gain (loss), net of income taxes		$(382)	$274	$(1,362)	$396

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at February 28, 2014 and August 31, 2013. The fair value of the Company's derivative instruments on the consolidated balance sheets was as follows:

Derivative Assets (in thousands)	February 28, 2014	August 31, 2013
Commodity — designated for hedge accounting	$4	$—
Commodity — not designated for hedge accounting	926	1,066
Foreign exchange — designated for hedge accounting	529	1,626
Foreign exchange — not designated for hedge accounting	574	1,238
Derivative assets (other current assets and other assets)*	$2,033	$3,930

Derivative Liabilities (in thousands)	February 28, 2014	August 31, 2013
Commodity — designated for hedge accounting	$10	$129
Commodity — not designated for hedge accounting	74	1,268
Foreign exchange — designated for hedge accounting	525	432
Foreign exchange — not designated for hedge accounting	2,941	1,738
Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$3,550	$3,567
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of February 28, 2014, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	February 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$201,753	$201,753	$—	$—
Commodity derivative assets (2)	930	930	—	—
Foreign exchange derivative assets (2)	1,103	—	1,103	—
Liabilities:
Commodity derivative liabilities (2)	84	84	—	—
Foreign exchange derivative liabilities (2)	3,466	—	3,466	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$236,727	$236,727	$—	$—
Commodity derivative assets (2)	1,066	1,066	—	—
Foreign exchange derivative assets (2)	2,864	—	2,864	—
Liabilities:
Commodity derivative liabilities (2)	1,397	1,268	129	—
Foreign exchange derivative liabilities (2)	2,170	—	2,170	—
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

Fair value of property, plant and equipment held for sale (Level 3) was $3.8 million based on appraised values less costs to sell at February 28, 2014. CMC does not have other assets or intangible assets measured at fair value on a non-recurring basis at February 28, 2014.

The carrying values of the Company's short-term items, including the deferred purchase prices of accounts receivable, documentary letters of credit and notes payable, approximate fair value due to their short-term nature.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets are as follows:

		February 28, 2014		August 31, 2013
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million notes at 6.50% due July 2017 (1)	Level 2	$410,032	$446,800	$411,518	$443,646
$500 million notes at 7.35% due August 2018 (1)	Level 2	520,617	570,190	522,930	570,429
$330 million notes at 4.875% due May 2023 (1)	Level 2	330,000	323,400	330,000	298,650

(1) The fair value of the notes is calculated based on indicated market values.

NOTE 10. INCOME TAX

The Company's effective income tax rate from continuing operations for the three and six months ended February 28, 2014 was 25.9% and 30.6%, respectively, compared with 52.3% and 33.4% for the three and six months ended February 28, 2013, respectively. The decrease in our effective income tax rate from continuing operations was attributed to the improvement in our International Mill segment's operating results for the three and six months ended February 28, 2014. The Company's effective income tax rate from discontinued operations for the three and six months ended February 28, 2014 was 15.8% and 38.8%, respectively, compared with 37.9% and 37.4% for the three and six months ended February 28, 2013, respectively.

The Company made net payments of $8.7 million and received net refunds of $2.2 million for income taxes during the six months ended February 28, 2014 and 2013, respectively.

The reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $28.6 million and $27.4 million, exclusive of interest and penalties, as of February 28, 2014 and 2013, respectively.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three and six months ended February 28, 2014, before any income tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending February 28, 2015, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $17.9 million, which would reduce the provision for income taxes on earnings by an immaterial amount.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

US Federal — 2009 and forward
US States — 2009 and forward
Foreign — 2006 and forward

The Company is currently under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of February 28, 2014 sufficiently reflect the anticipated outcome of these examinations.
NOTE 11. SHARE-BASED COMPENSATION PLANS

The Company's share-based compensation plans are described, and informational disclosures provided, in Note 15, Share-Based Compensation Plans, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013. During the six months ended February 28, 2014 and 2013, restricted stock units ("RSUs") and performance stock units ("PSUs") totaling 1.2 million and 1.6 million, respectively, were granted at a weighted-average fair value of $16.89 and $13.44, respectively. Stock appreciation rights ("SARs") were not granted during the six months ended February 28, 2014. The Company granted 0.2 million in SARs at a weighted average exercise price of $14.25 during the six months ended February 28, 2013.

During the six months ended February 28, 2014 and 2013, the Company granted 59,565 equivalent shares of cash-settled RSUs and PSUs and 234,109 equivalent shares of cash-settled RSUs, PSUs and SARs, respectively. The fair value of these cash-settled awards is remeasured each reporting period and is recognized ratably over the service period. As of February 28, 2014, the Company had 1,722,173 equivalent shares in awards outstanding. The Company expects 1,637,113 equivalent shares to vest.

In general, the RSUs and PSUs granted during fiscal 2014 will vest over a period of three years; however, certain RSUs granted during fiscal 2014 will vest over a period of four years. The RSUs granted during fiscal 2013 will vest over a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, the PSUs granted during fiscal 2014 and fiscal 2013 will vest after a period of three years. The SARs granted during fiscal 2013 vest ratably over a period of three years. The SARs have a contractual term of seven years.

Share-based compensation expense for the three and six months ended February 28, 2014 of $5.3 million and $10.8 million, respectively, and for the three and six months ended February 28, 2013 of $3.6 million and $7.2 million, respectively, is included in selling, general and administrative expenses on the Company's consolidated statements of operations.
NOTE 12. EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of the basic and diluted earnings per share for the three and six months ended February 28, 2014 and 2013 are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share data)	2014	2013	2014	2013
Net earnings attributable to CMC	$11,143	$4,577	$57,062	$54,294

Basic earnings per share:
Shares outstanding for basic earnings per share	117,424,962	116,586,100	117,247,731	116,461,302

Basic earnings per share attributable to CMC:	$0.09	$0.04	$0.49	$0.47

Diluted earnings per share:
Shares outstanding for basic earnings per share	117,424,962	116,586,100	117,247,731	116,461,302

Effect of dilutive securities:
Share-based incentive/purchase plans	1,214,199	986,952	1,150,155	872,037
Shares outstanding for diluted earnings per share	118,639,161	117,573,052	118,397,886	117,333,339

Diluted earnings per share attributable to CMC:	$0.09	$0.04	$0.48	$0.46

Anti-dilutive shares not included above	1,175,090	2,042,017	1,175,090	2,042,017

All stock options and SARs expire by 2020.
CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
The Company did not purchase any shares during the first six months of fiscal 2014 and had remaining authorization to purchase 8,259,647 shares of its common stock at February 28, 2014.
NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and government investigations, including environmental matters. See Note 18, Commitments and Contingencies, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
On September 18, 2008, the Company was served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including CMC. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and September 2008 (collectively, the "Direct Purchaser Plaintiffs"), seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest.

On March 14, 2014, the Company entered into a final settlement agreement with the Direct Purchaser Plaintiffs pursuant to which the Company will pay the Direct Purchaser Plaintiffs an amount of approximately $4.0 million and all claims of the Direct Purchaser Plaintiffs will be fully and finally released. The Company continues to maintain that the claims lack merit and that it has full and complete defenses to all of the claims asserted against it. However, the Company has agreed to enter into the settlement agreement to avoid further expense, inconvenience, and distraction of burdensome and protracted litigation. The settlement is subject to preliminary and final court approval.
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

Guarantees
During fiscal 2012, the Company entered into a guarantee agreement with a bank in connection with a credit facility granted by the bank to a supplier of the Company. The fair value of the guarantee is negligible. The maximum credit facility with the bank was $4.0 million, and the Company's maximum exposure was $2.1 million as of February 28, 2014.
NOTE 14. BUSINESS SEGMENTS

The Company's reporting segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.

The Company structures its business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. The Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. The Americas Mills segment manufactures finished long steel products including reinforcement bar ("rebar"), merchant bar, light structural, some special bar quality (SBQ) and other special sections as well as semi-finished billets for re-rolling and forging applications. The Americas Fabrication segment consists of the Company's rebar and structural fabrication operations, fence post manufacturing plants, construction-related product facilities and plants that heat-treat steel to strengthen and provide flexibility. The International Mill segment includes the Company's minimill and the Company's recycling and fabrication operations in Poland. The International Marketing and Distribution segment includes international operations for the sale, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes the Company's U.S.-based marketing and distribution divisions and also operates a recycling facility in Singapore. Corporate contains expenses of the Company's corporate headquarters and interest expense related to its long-term public debt.

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

The Company uses adjusted operating profit (loss), a non-GAAP financial measure, to compare and to evaluate the financial performance of its segments. Adjusted operating profit (loss) is the sum of our earnings (loss) from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended February 28, 2014
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$293,146	$277,562	$322,572	$181,245	$569,407	$5,166	$—	$1,649,098
Intersegment sales	49,121	179,287	3,318	117	2,401	—	(234,244)	—
Net sales	342,267	456,849	325,890	181,362	571,808	5,166	(234,244)	1,649,098
Adjusted operating profit (loss)	(863)	44,062	(5,330)	8,331	2,493	(15,064)	1,422	35,051

	Three Months Ended February 28, 2013
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$301,035	$244,285	$314,389	$179,842	$645,445	$3,661	$—	$1,688,657
Intersegment sales	50,339	191,292	3,577	(77)	4,491	—	(249,622)	—
Net sales	351,374	435,577	317,966	179,765	649,936	3,661	(249,622)	1,688,657
Adjusted operating profit (loss)	2,243	47,685	(3,812)	(4,153)	3,948	(19,194)	(1,083)	25,634

	Six Months Ended February 28, 2014
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$586,622	$569,135	$676,564	$409,737	$1,078,580	$11,351	$—	$3,331,989
Intersegment sales	93,848	368,865	7,544	775	4,385	—	(475,417)	—
Net sales	680,470	938,000	684,108	410,512	1,082,965	11,351	(475,417)	3,331,989
Adjusted operating profit (loss)	(24)	109,876	(3,113)	23,600	2,996	(33,113)	2,018	102,240
Total assets*	271,047	598,171	590,410	563,579	903,444	1,022,523	(413,383)	3,535,791

	Six Months Ended February 28, 2013
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$608,506	$511,390	$667,136	$395,700	$1,248,980	$6,460	$—	$3,438,172
Intersegment sales	94,829	380,925	7,422	6,132	9,544	—	(498,852)	—
Net sales	703,335	892,315	674,558	401,832	1,258,524	6,460	(498,852)	3,438,172
Adjusted operating profit (loss)	6,737	99,346	6,380	(3,277)	44,109	(36,564)	(1,744)	114,987
Total assets at August 31, 2013*	309,599	598,478	631,510	487,613	838,413	1,075,594	(496,946)	3,444,261

* Excludes total assets from discontinued operations of $8.7 million at February 28, 2014 and $50.5 million at August 31, 2013.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2014	2013	2014	2013
Earnings from continuing operations	$11,059	$3,933	$43,020	$52,864
Income taxes	3,866	4,308	18,957	26,497
Interest expense	19,179	16,490	38,757	33,514
Discounts on sales of accounts receivable	947	903	1,506	2,112
Adjusted operating profit	$35,051	$25,634	$102,240	$114,987

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended February 28,		Increase (Decrease)	Six Months Ended February 28,		Increase (Decrease)
(in thousands)	2014	2013	%	2014	2013	%
Net sales*	$1,649,098	$1,688,657	(2)%	$3,331,989	$3,438,172	(3)%
Adjusted operating profit*	35,051	25,634	37%	102,240	114,987	(11)%
LIFO income (expense) before income taxes*	(18,924)	443	(4,372)%	(23,291)	23,679	(198)%
Earnings from continuing operations	11,059	3,933	181%	43,020	52,864	(19)%
Adjusted EBITDA*	67,749	58,303	16%	168,919	182,504	(7)%
_______________________________________
* Excludes divisions classified as discontinued operations.

In the table above, we have included financial statement measures that were not derived in accordance with United States generally accepted accounting principles ("GAAP"). We use adjusted EBITDA (earnings from continuing operations before net earnings attributable to noncontrolling interests, interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net earnings or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA provides relevant and useful information, which is often used by analysts, creditors, and other interested parties in our industry. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization, as well as impairment charges, which are also non-cash. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. We also exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. Adjusted EBITDA is part of a debt compliance test in certain of our debt agreements and is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA may be inconsistent with similar measures presented by other companies. Reconciliations of earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended February 28,		Increase (Decrease)	Six Months Ended February 28,		Increase (Decrease)
(in thousands)	2014	2013	%	2014	2013	%
Earnings from continuing operations	$11,059	$3,933	181%	$43,020	$52,864	(19)%
Less net earnings attributable to noncontrolling interests	1	—	100%	1	2	(50)%
Interest expense	19,179	16,490	16%	38,757	33,514	16%
Income taxes	3,866	4,308	(10)%	18,957	26,497	(28)%
Depreciation and amortization	33,424	33,572	—%	67,284	66,603	1%
Impairment charges	222	—	100%	902	3,028	(70)%
Adjusted EBITDA	$67,749	$58,303	16%	$168,919	$182,504	(7)%
As noted above, our adjusted EBITDA does not include net earnings attributable to noncontrolling interests, interest expense, income taxes, depreciation or amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Impairment charges, when necessary, accelerate the write-off of fixed assets that otherwise would have been accomplished by periodic depreciation charges. Additionally, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings (loss) determined in accordance with GAAP, as well as adjusted EBITDA, to evaluate our performance. Further, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.

Adjusted Operating Profit (Loss)

The other non-GAAP financial measure included in the table above is adjusted operating profit (loss). We use adjusted operating profit (loss) to compare and to evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. We consider sales of receivables as an alternative source of liquidity to finance our operations and we believe that removing these costs provides a clearer perspective of the Company's operating performance. Adjusted operating profit (loss) may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted operating profit (loss) are provided below:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2014	2013	2014	2013
Earnings from continuing operations	$11,059	$3,933	$43,020	$52,864
Income taxes	3,866	4,308	18,957	26,497
Interest expense	19,179	16,490	38,757	33,514
Discounts on sales of accounts receivable	947	903	1,506	2,112
Adjusted operating profit	$35,051	$25,634	$102,240	$114,987

Summary

Net sales for the three and six months ended February 28, 2014 decreased $39.6 million, or 2%, and $106.2 million, or 3%, respectively, compared to the three and six months ended February 28, 2013, primarily due to a significant decline in volumes for one of our U.S.-based trading divisions within our International Marketing and Distribution segment. This decline was partially offset by an increase in our Americas Mills segment as a result of increased shipments during the first six months of fiscal 2014.

Adjusted operating profit for the three months ended February 28, 2014 increased $9.4 million, or 37%, and decreased $12.7 million, or 11% for the six months ended February 28, 2014, compared to the corresponding periods in fiscal 2013. The increase in adjusted operating profit for the three months ended February 28, 2014 was principally due to improvements reported by our International Mill segment. This segment’s improved performance is attributed to an increase in selling prices and a decrease in material cost during the second quarter of fiscal 2014. The decrease in adjusted operating profit for the six months ended February 28, 2014 was principally due to a decline in profitability reported by our International Marketing and Distribution segment resulting from the recognition of a gain on the sale of our 11% ownership interest in Trinecke during the six months ended February 28, 2013 and an unfavorable change in pre-tax LIFO. The decline in profitability reported by our International Marketing and Distribution segment was offset by improvements reported by our Americas Mills and International Mill segments. Our Americas Mills segment benefited from an increase in tons shipped, which more than offset metal margin compression of $15 per short ton, or 5%. Our International Mill’s improved performance is attributed to an increase in selling prices and a decrease in material cost during the first half of fiscal 2014. We continued to be encouraged by the improvements we saw in our Polish operations, which reported the best second fiscal quarter since fiscal 2008 largely as a result of economic improvements in Poland and surrounding markets.

We reported an unfavorable change in pre-tax LIFO of $19.4 million and $47.0 million for the three and six months ended February 28, 2014, respectively, when compared to the corresponding periods in fiscal 2013. For the second quarter of fiscal 2014, prices increased for all of our segments, resulting in pre-tax LIFO expense; whereas, price increases in our Americas Mills segment were more than offset by price decreases related to our International Marketing and Distribution segment, resulting in pre-tax LIFO income for the second quarter of fiscal 2013. For the first half of fiscal 2014, prices increased for all of our segments, resulting in pre-tax LIFO expense, while in general prices decreased for all of our segments resulting in pre-tax LIFO income for the first half of fiscal 2013.

Additionally, results for the three and six months ended February 28, 2014 included a pre-tax charge of approximately $4 million incurred in connection with our final settlement of the Standard Iron Works v. Arcelor Mittal et al. lawsuit. See Note 13, Commitments and Contingencies, to the unaudited consolidated financial statements included in this report.
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

Americas Recycling

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2014	2013	2014	2013
Net sales	$342,267	$351,374	$680,470	$703,335
Adjusted operating profit (loss)	(863)	2,243	(24)	6,737
LIFO income (expense)	1,022	(957)	(1,503)	1,393

Average selling price (per short ton)
Average ferrous selling price	$350	$336	$338	$329
Average nonferrous selling price	2,730	2,815	2,710	2,807

Tons shipped (in thousands)
Ferrous tons shipped	519	515	1,022	1,018
Nonferrous tons shipped	54	59	110	118
Total tons shipped	573	574	1,132	1,136

Net sales for this segment decreased $9.1 million, or 3%, during the three months ended February 28, 2014 when compared to the corresponding quarter in fiscal 2013. The decrease in net sales is primarily attributed to an 8% decrease in nonferrous volumes and an $85 per short ton decrease in average nonferrous selling prices when compared to the second quarter of fiscal 2013.

Net sales for this segment decreased $22.9 million, or 3%, during the six months ended February 28, 2014 when compared to the corresponding period in fiscal 2013. The decrease in net sales is primarily attributed to a 7% decrease in nonferrous volumes and a $97 decrease in average nonferrous selling prices per short ton when compared to the corresponding period in fiscal 2013. The declines in volumes and pricing during the three and six months ended February 28, 2014 were mostly driven by lower demand in China, where overall economic growth is slowing.

Adjusted operating profit for the three months ended February 28, 2014 decreased $3.1 million when compared to the second quarter of fiscal 2013. During the second quarter of fiscal 2014, nonferrous metal margins increased 9% as a result of nonferrous material costs decreasing at a higher rate than the decrease in average nonferrous selling prices when compared to the second quarter of fiscal 2013. While average ferrous selling prices increased 4% to $350 per short ton during the second quarter of fiscal 2014, ferrous metal margins declined 5% during that period because ferrous material costs increased at a higher rate than the average ferrous selling prices increased. This decline in ferrous metal margins resulted in the decline in adjusted operating profit during the second quarter of fiscal 2014. The decline in adjusted operating profit was offset by a $2.0 million favorable change in pre-tax LIFO, from pre-tax LIFO expense of $1.0 million in the second quarter of fiscal 2013 to pre-tax LIFO income of $1.0 million in the second quarter of fiscal 2014, driven by lower nonferrous volumes and nonferrous inventory prices in the second quarter of fiscal 2014 when compared to the corresponding quarter in fiscal 2013.

Adjusted operating profit for the six months ended February 28, 2014 decreased $6.8 million when compared to the corresponding period in fiscal 2013. During the first six months of fiscal 2014, nonferrous metal margins increased 2% as a result of nonferrous material costs decreasing at a higher rate than the decrease in average nonferrous selling prices when compared to the first six months of fiscal 2013. While average ferrous selling prices increased 3% to $338 per short ton during the six months ended February 28, 2014, ferrous metal margins declined 5% during the period because ferrous material costs increased at a higher rate than the average ferrous selling prices increased. This decline in ferrous metal margins resulted in the decline in adjusted operating profit during the first six months of fiscal 2014. The decline in adjusted operating profit was also attributed to a $2.9 million unfavorable change in pre-tax LIFO, from pre-tax LIFO income of $1.4 million for the six months ended February 28, 2013 to pre-tax LIFO expense of $1.5 million for the six months ended February 28, 2014. The decline in pre-tax LIFO was due to price increases during the first half of fiscal 2014, compared to price decreases during the first half of fiscal 2013.

Americas Mills

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2014	2013	2014	2013
Net sales	$456,849	$435,577	$938,000	$892,315
Adjusted operating profit	44,062	47,685	109,876	99,346
LIFO income (expense)	(11,673)	(3,383)	(9,804)	1,518

Average price (per short ton)
Finished goods selling price	$695	$696	$681	$691
Total sales	675	682	666	675
Cost of ferrous scrap consumed	368	350	351	345
Metal margin	307	332	315	330
Ferrous scrap purchase price	322	307	310	300

Tons (in thousands)
Tons melted	610	626	1,262	1,198
Tons rolled	543	543	1,161	1,137
Tons shipped	631	602	1,307	1,268

We include our five domestic steel minimills and the scrap locations which directly support the steel minimills in our Americas Mills segment.

During the second quarter of fiscal 2014, tons shipped increased 5% over the second quarter of fiscal 2013. This increase in tons shipped more than offset a $7 per short ton decrease in the average selling price, resulting in an increase in net sales for this segment of $21.3 million, or 5%, for the second quarter of fiscal 2014 when compared to the second quarter of fiscal 2013.

Net sales for the six months ended February 28, 2014 increased $45.7 million, or 5%, when compared to the six months ended February 28, 2013. The increase in net sales is due to a 3% increase in tons shipped during the first six months of fiscal 2014, which more than offset a $9 per short ton decrease in the average selling price when compared to the first six months of fiscal 2013.
While shipments for each of this segment’s products increased during the second quarter of fiscal 2014 when compared to the second quarter of fiscal 2013, an $18 per short ton increase in the average cost of ferrous scrap consumed, as well as a $7 per short ton decrease in average selling price of this segment's products, resulted in an 8%, or $25 per short ton, metal margin compression, when compared to the second quarter of fiscal 2013. Further, during the second quarter of fiscal 2014, freight expense increased 10% when compared to the second quarter of fiscal 2013 due to the increase in shipments. Additionally, pre-tax LIFO expense increased $8.3 million from the second quarter of fiscal 2013 to the second quarter of fiscal 2014. The unfavorable change in pre-tax LIFO expense is due to prices increasing at a faster pace during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013. This increase in pre-tax LIFO expense, coupled with the metal margin compression and increased freight expense resulted in a $3.6 million, or 8%, decline in this segment’s adjusted operating profit in the second quarter of fiscal 2014 when compared to the second quarter of fiscal 2013.

Adjusted operating profit for the six months ended February 28, 2014 increased $10.5 million as a result of a 39 thousand short ton increase in shipments when compared to the six months ended February 28, 2013. This increase in tons shipped during the first half of fiscal 2014 more than offset a 5%, or $15 per short ton, metal margin compression when compared to the first half of fiscal 2013. Further, during the first half of fiscal 2014, freight expense increased 11% when compared to the first half of fiscal 2013 due to the increase in shipments. The increase in adjusted operating profit was also partially offset by an $11.3 million unfavorable change in pre-tax LIFO, from pre-tax LIFO income of $1.5 million for the six months ended February 28, 2013 to pre-tax LIFO expense of $9.8 million for the six months ended February 28, 2014. The unfavorable change in pre-tax LIFO is due to price increases during the first six months of fiscal 2014, compared with price decreases during the corresponding period in fiscal 2013.

Americas Fabrication

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2014	2013	2014	2013
Net sales	$325,890	$317,966	$684,108	$674,558
Adjusted operating profit (loss)	(5,330)	(3,812)	(3,113)	6,380
LIFO income (expense)	(4,470)	491	(6,305)	7,723

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$905	$897	$890	$898
Structural	2,478	2,819	2,489	2,442
Post	881	938	886	921

Tons shipped (in thousands)
Rebar	203	204	437	429
Structural	13	12	25	27
Post	24	25	45	45

Adjusted operating loss for the second quarter of fiscal 2014 increased $1.5 million when compared to the prior year's second quarter. The decline in profitability was primarily due to a $5.0 million unfavorable change in pre-tax LIFO, from pre-tax LIFO income of $0.5 million in the second quarter of fiscal 2013 to pre-tax LIFO expense of $4.5 million in the second quarter of fiscal 2014. The unfavorable change in pre-tax LIFO is attributed to price increases during the second quarter of fiscal 2014, when compared to the second quarter of fiscal 2013. The unfavorable charge to pre-tax LIFO was partially offset by a $45 per short ton increase in metal margin as a result of a 6% decrease in material cost, when compared to the second quarter of fiscal 2013. In addition, during the second quarter of fiscal 2014, this segment recorded a $2.9 million gain on sale of property, plant and equipment, further offsetting the unfavorable change in pre-tax LIFO.

Adjusted operating profit for the six months ended February 28, 2014 decreased $9.5 million when compared to the same period in fiscal 2013. The decline in profitability was primarily due to a $14.0 million unfavorable change in pre-tax LIFO, from pre-tax LIFO income of $7.7 million for the six months ended February 28, 2013 to pre-tax LIFO expense of $6.3 million for the six months ended February 28, 2014. The unfavorable charge to pre-tax LIFO is attributed to price increases during the first half of fiscal 2014, when compared to price decreases during the first half of fiscal 2013, partially offset by a $34 per short ton increase in metal margin as a result of a 8% decrease in material cost, when compared to the first six months of fiscal 2013.

International Mill

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2014	2013	2014	2013
Net sales	$181,362	$179,765	$410,512	$401,832
Adjusted operating profit (loss)	8,331	(4,153)	23,600	(3,277)

Average price (per short ton)
Total sales	$628	$605	$614	$604
Cost of ferrous scrap consumed	375	379	363	380
Metal margin	253	226	251	224
Ferrous scrap purchase price	315	303	308	307

Tons (in thousands)
Tons melted	312	266	692	659
Tons rolled	256	241	565	581
Tons shipped	271	277	631	622

Adjusted operating profit for the three months ended February 28, 2014 increased $12.5 million when compared to the second quarter of fiscal 2013. While tons shipped were steady for the current quarter when compared to the corresponding quarter in the prior year, sales prices increased by $23 per short ton and the cost of ferrous scrap consumed decreased by $4 per short ton, resulting in a 12% increase in metal margin, which contributed to the improved operating results.

Adjusted operating profit for the six months ended February 28, 2014 increased $26.9 million due to a nine thousand short ton increase in shipments when compared to the corresponding period in fiscal 2013. Additionally, when compared to the first six months of fiscal 2013, sales prices increased by $10 per short ton and the cost of ferrous scrap consumed decreased by $17 per short ton, resulting in a 12% increase in metal margin, which contributed to the improved operating results for the six months ended February 28, 2014.

For the three and six months ended February 28, 2014 and 2013, changes in the value of the U.S. dollar relative to other currencies did not have a material impact on this segment’s net sales. For the three and six months ended February 28, 2014, adjusted operating profit for this segment was negatively impacted by $1.9 million and $5.4 million due to changes in the value of the U.S. dollar relative to other currencies, respectively, and $3.3 million and $4.7 million for the three and six months ended February 28, 2013, respectively.

International Marketing and Distribution

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2014	2013	2014	2013
Net sales	$571,808	$649,936	$1,082,965	$1,258,524
Adjusted operating profit	2,493	3,948	2,996	44,109
LIFO income (expense)	(3,803)	4,292	(5,679)	13,045

During the second quarter of fiscal 2014, net sales decreased $78.1 million when compared to the corresponding quarter in the prior year, primarily related to one of our U.S.-based trading divisions. This division experienced an 828 thousand ton decline in volumes, partially offset by a $390 per short ton increase in selling prices. All other divisions within this segment reported volume increases coupled with selling price decreases. The volume increases in these divisions outpaced selling price decreases, except in the Australian market where ongoing aggressive competition for volumes continues.

Net sales for the six months ended February 28, 2014 decreased $175.6 million, or 14%, when compared to the six months ended February 28, 2013. Within this segment, all divisions except one of our U.S.-based trading divisions saw increases in volumes during the first six months of fiscal 2014. Offsetting these increases, the decline in sales volume at one of our U.S.-based trading divisions resulted in the decrease in net sales for the six months ended February 28, 2014 when compared to the corresponding period in fiscal 2013.

Adjusted operating profit for the three months ended February 28, 2014 decreased 37% when compared to the second quarter of fiscal 2013. The decline in adjusted operating profit compared to the second quarter of fiscal 2013 was primarily due to an $8.1 million unfavorable change in pre-tax LIFO associated with our U.S.-based trading divisions, from pre-tax LIFO income of $4.3 million in the second quarter of fiscal 2013 to pre-tax LIFO expense of $3.8 million in the second quarter of fiscal 2014. The unfavorable change in pre-tax LIFO was due to increasing inventory prices during the second quarter of fiscal 2014, compared with decreasing inventory prices in the corresponding quarter in the prior year. Additionally, one of our U.S.-based trading divisions experienced an increase in metal margin of $9 per short ton, which partially offset the unfavorable change in pre-tax LIFO.

All non-U.S. divisions within this segment recorded improvements to adjusted operating profit for the second quarter of fiscal 2014 when compared to the corresponding quarter in the prior year. The improvements to adjusted operating profit from these divisions partially offset the decrease in adjusted operating profit from one of our U.S.-based trading divisions discussed above. Our Australian operations reported a modest improvement for the second quarter of fiscal 2014 compared to the same quarter in the prior year. The Australian market remains depressed with ongoing aggressive competition for volumes; however, cost improvements have resulted in improved operating results for this division.

Adjusted operating profit for the six months ended February 28, 2014 declined $41.1 million when compared to the six months ended February 28, 2013. The decline in adjusted operating profit during the first six months of fiscal 2014 is the result of an $18.7 million unfavorable change in pre-tax LIFO associated with our U.S-based trading divisions, from pre-tax LIFO income of $13.0 million for the six months ended February 28, 2013 to pre-tax LIFO expense of $5.7 million for the six months ended February 28, 2014. The unfavorable change in pre-tax LIFO was due to increasing inventory prices during the first six months of fiscal 2014, compared with decreasing inventory prices in the corresponding period in fiscal 2013. Furthermore, results for the first six months of fiscal 2013 included a $26.1 million pre-tax gain associated with the sale of our 11% ownership interest in Trinecke.

For the three and six months ended February 28, 2014 and 2013, changes in the value of the U.S. dollar relative to other currencies did not have a material impact on this segment’s net sales or adjusted operating profit.

Corporate
Our corporate expenses for the three months ended February 28, 2014 were $15.1 million compared to $19.2 million for the three months ended February 28, 2013. The $4.1 million, or 21%, decrease in corporate expenses is principally related to a reduction in employee related expenses.

Interest Expense

Interest expense for the three and six months ended February 28, 2014 increased when compared to the corresponding periods in fiscal 2013 due to an increase in our long-term debt in the third quarter of fiscal 2013. In addition, during the third and fourth quarters of fiscal 2013, we extinguished our previously outstanding $200 million of 5.625% Notes due 2013, resulting in a reduction in the amortization of the deferred gain that was recognized in conjunction with the termination of our interest rate swap transactions, further attributing to the increase in interest expense during the three and six months ended February 28, 2014.

Income Taxes

Our effective income tax rate from continuing operations for the three and six months ended February 28, 2014 was 25.9% and 30.6%, respectively, compared with 52.3% and 33.4% for the three and six months ended February 28, 2013, respectively. The decrease in our effective income tax rate from continuing operations was attributed to the improvement in our International Mill segment's operating results for the three and six months ended February 28, 2014. Our effective income tax rate can change from period to period as a result of changes in the mix and amount of pre-tax income generated in the jurisdictions in which the Company operates. Our effective income tax rates can also be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in the rate.

DISCONTINUED OPERATIONS DATA

Adjusted operating profit from discontinued operations was $0.1 million and $22.9 million for the three and six months ended February 28, 2014, respectively, compared to an adjusted operating profit of $1.0 million and $2.3 million for the three and six months ended February 28, 2013, respectively. During the fourth quarter of fiscal 2013, we decided to sell Howell Metal Company, our wholly owned copper tube manufacturing operation ("Howell"). On October 17, 2013, the Company sold all of the outstanding capital stock of Howell for $58.5 million, of which $4.2 million was held in escrow, subject to customary purchase price adjustments. During the second quarter of fiscal 2014, the Company made a $3.0 million working capital adjustment, which is included in the Company's estimated pre-tax gain of $23.8 million. We have included Howell in discontinued operations for all periods presented. Howell was previously an operating segment included in the Americas Mills reporting segment.
OUTLOOK

Our third quarter typically brings warmer weather and therefore seasonal improvements in the construction markets, which is expected to spur activity in the industry. Overall, the U.S. construction markets continued to show improvement during the second quarter of 2014, but at a slower pace than we would like to see. While the American Institute of Architects reported the Architecture Billings Index (ABI) below 50 in November and December of 2013, the ABI index rebounded in January 2014 to 50.4, which we believe points to improvement in the domestic construction marketplace. In the upcoming months, our Polish operations plan to commission a new modern electric arc furnace, and we anticipate that this upgrade will translate into meaningful operating cost improvements in our International Mill segment. The Eurozone continued to improve during the second quarter of fiscal 2014, with business growth accelerating in February 2014 to its fastest pace since June of 2011; however, the recent turmoil in Ukraine could have an adverse impact on our European operations. Although growth in China has slowed and import pricing has continued to challenge our operations, we are hopeful that improvements in most global markets in which we participate will positively impact our businesses.

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

The table below reflects our sources, facilities and availability of liquidity as of February 28, 2014:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$431,754	$ N/A
Revolving credit facility	300,000	261,385
Domestic receivable sales facility	200,000	120,000
International accounts receivable sales facilities	125,836	31,467
Bank credit facilities — uncommitted	100,045	90,294
Notes due from 2017 to 2023	1,230,000	*
Equipment notes	22,886	*

* We believe we have access to additional financing and refinancing, if needed.

We have $400 million of 6.50% notes due July 2017, $500 million of 7.35% notes due August 2018 and $330 million of 4.875% notes due May 2023. All of our notes require interest only payments until maturity. We expect cash from operations to be sufficient to meet all interest and principal payments due within the twelve months ending February 28, 2015, and we believe we will be able to obtain additional financing or to refinance these notes when they mature.

CMC Poland Sp. z.o.o. ("CMCP") has uncommitted credit facilities of PLN 205.0 million ($68.0 million) with several banks with expiration dates ranging from March 2014 to December 2014. We intend to renew the uncommitted credit facilities upon expiration. During the six months ended February 28, 2014, CMCP had total borrowings of $78.0 million and total repayments of $78.0 million under these facilities. At February 28, 2014, no material amounts were outstanding under these facilities.

The maximum availability under our $300.0 million revolving credit facility (the "credit facility") can be increased to $400.0 million with the consent of both CMC and our lenders. The credit facility's capacity, with a sublimit of $50.0 million for letters of credit, is reduced by outstanding stand-by letters of credit which totaled $38.6 million at February 28, 2014. Under the credit facility, we are required to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 3.00 to 1.00 for each fiscal quarter on a rolling twelve month cumulative period following November 30, 2012. At February 28, 2014, our interest coverage ratio was 4.89 to 1.00. The credit facility also requires us to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At February 28, 2014, our debt to capitalization ratio was 0.50 to 1.00. The credit facility provides for interest based on the LIBOR, the Eurodollar rate or Bank of America's prime rate.

Our foreign operations generated approximately 30% of our revenue during the second quarter of fiscal 2014, and as a result, our foreign operations had cash and cash equivalents of approximately $61.3 million at February 28, 2014. Historically, our domestic operations have generated the majority of our cash, which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our domestic operations have access to the credit facility described above and the $200.0 million sale of accounts receivable program described below. It is the Company's intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 50% of total receivables at February 28, 2014.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 3, Sales of Accounts Receivable, to the unaudited consolidated financial statements contained in this report. Our domestic sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our sales of accounts receivable program contains covenants that are consistent with the covenants contained in the credit facility.

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed revolving credit arrangements and are not included in our overall liquidity analysis. The Company had $117.2 million and $112.3 million of documentary letters of credit outstanding at February 28, 2014 and August 31, 2013, respectively.

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

During the first six months of fiscal 2014, we generated $36.4 million of net cash flows provided by operating activities compared to $51.2 million of net cash flows used by operating activities during the first six months of fiscal 2013. Significant fluctuations in working capital were as follows:

•
Accounts receivable - For the six months ended February 28, 2014 compared to the six months ended February 28, 2013, our accounts receivable provided more cash to operations primarily due to increased collections of outstanding receivables. Days sales outstanding were 46 days, a five day decrease from 51 days at February 28, 2013.

•
Inventories - For the six months ended February 28, 2014 compared to the six months ended February 28, 2013, our inventories increased at a higher rate than sales. Days sales in inventories were 59 days, an eight day increase from 51 days at February 28, 2013. This is primarily due to the decrease in sales year over year, as noted above, and building up inventory levels in anticipation of spring and summer construction as well as in preparation for the installation of a new electric arc furnace in Poland.

Net cash flows from investing activities were $22.4 million for the six months ended February 28, 2014, compared with net cash flows used by investing activities of $6.0 million for the six months ended February 28, 2013. The change in net cash flows from investing activities is a result of a decrease in capital expenditures during the first six months of fiscal 2014 compared to the same period in fiscal 2013. In addition, our net cash flows from investing activities for the first six months of fiscal 2014 include $52.3 million of cash proceeds from the sale of Howell.

We expect our total capital expenditures for fiscal 2014 to be between $130 million and $140 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

We used net cash flows of $6.4 million and $36.9 million from financing activities during the first six months of fiscal 2014 and fiscal 2013, respectively.

An increase in documentary letters of credit over the period resulted in cash flow from financing activities of $4.8 million. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity. Additionally, we had a release of $18.3 million in restricted cash that had been serving as collateral for letters of credit obligations for our Australian subsidiary. Offsetting these increases in cash flows from financing activities, our cash dividends remained consistent at $28.2 million and $28.0 million for the six months ended February 28, 2014 and 2013, respectively.

Our estimated contractual obligations for the twelve months ending February 28, 2015 were approximately $1.0 billion and constitute expenditures incurred in connection with normal revenue producing activities. We believe our cash flows from operating activities and credit facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS

There were no material changes to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 28, 2014, we had committed $47.4 million under these arrangements.
OFF-BALANCE SHEET ARRANGEMENTS

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. We utilize proceeds from the sales of the trade accounts receivables as an alternative to short-term borrowings, effectively managing our overall borrowing costs and providing an additional source of working capital. The Company accounts for sales of the trade accounts receivables as true sales and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows.
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

The Company's forward-looking statements are based on management's expectations and beliefs as of the time this report is filed with the Securities and Exchange Commission or, with respect to any document incorporated by reference, as of the time such document was prepared. Although the Company believes that its expectations are reasonable, it can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, the Company undertakes no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise. Some of the important factors that could cause actual results to differ materially from the Company's expectations include the following:

•	absence of global economic recovery or possible recession relapse and the pace of overall global economic activity and its impact in a highly cyclical industry;

•	significant reductions in China’s steel consumption or increased Chinese steel production;

•	solvency of financial institutions and their ability or willingness to lend;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	continued sovereign debt problems in the Euro-zone;

•	construction activity or lack thereof;

•	availability and pricing of raw materials over which we exert little influence, including scrap metal, energy, insurance and supply prices;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	decisions by governments affecting the level of steel imports;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	increased regulation associated with climate change and greenhouse gas emissions;

•	customers' inability to obtain credit and non-compliance with contracts;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	currency fluctuations;

•	global factors including political and military uncertainties;

•	availability of electricity and natural gas for minimill operations;

•	difficulties or delays in the execution of construction contracts, resulting in cost overruns or contract disputes;

•	ability to retain key executives;

•	execution of cost reduction strategies;

•	industry consolidation or changes in production capacity or utilization;

•	ability to make necessary capital expenditures;

•	unexpected equipment failures;

•	competition from other materials;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions and regulatory rulings;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	increased costs related to health care reform legislation;

•	seasonal slowdowns; and

•	those factors listed under Item 1A. "Risk Factors" included in the Company's Annual Report filed on Form 10-K for the fiscal year ended August 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
ITEM 4. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods, and includes controls and disclosures designed to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended February 28, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013, on September 18, 2008, the Company was served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including CMC. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purports to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and September 2008 (collectively, the "Direct Purchaser Plaintiffs"), seeks treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest.

On March 14, 2014, the Company entered into a final settlement agreement with the Direct Purchaser Plaintiffs pursuant to which the Company will pay the Direct Purchaser Plaintiffs an amount of approximately $4.0 million and all claims of the Direct Purchaser Plaintiffs will be fully and finally released. The Company continues to maintain that the claims lack merit and that it has full and complete defenses to all of the claims asserted against it. However, the Company has agreed to enter into the settlement agreement to avoid further expense, inconvenience, and distraction of burdensome and protracted litigation. The settlement is subject to preliminary and final court approval.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A Part I of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.
ITEM 5. OTHER INFORMATION

None.

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

3.1(g)
Certificate of Designation of Series B Junior Participating Preferred Stock of Commercial Metals Company (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 1, 2011 and incorporated herein by reference).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

March 31, 2014	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

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

3.1(g)
Certificate of Designation of Series B Junior Participating Preferred Stock of Commercial Metals Company (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 1, 2011 and incorporated herein by reference).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (Unaudited) (submitted electronically herewith).