Form 10-Q
period 2014-05-31
COMMERCIAL METALS CO
filed 2014-07-01
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of June 26, 2014 was 117,826,175.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2014	2013	2014	2013
Net sales	$1,804,774	$1,752,542	$5,136,763	$5,190,714
Costs and expenses:
Cost of goods sold	1,621,476	1,577,024	4,627,182	4,689,165
Selling, general and administrative expenses	126,756	121,731	352,305	360,975
Interest expense	18,999	18,043	57,756	51,557
Gain on sale of cost method investment	—	—	—	(26,088)
	1,767,231	1,716,798	5,037,243	5,075,609

Earnings from continuing operations before income taxes	37,543	35,744	99,520	115,105
Income taxes	13,700	17,379	32,657	43,876
Earnings from continuing operations	23,843	18,365	66,863	71,229

Earnings (loss) from discontinued operations before income taxes	(417)	956	22,529	3,243
Income taxes	(137)	358	8,766	1,213
Earnings (loss) from discontinued operations	(280)	598	13,763	2,030

Net earnings	23,563	18,963	80,626	73,259
Less net earnings (loss) attributable to noncontrolling interests	—	(1)	1	1
Net earnings attributable to CMC	$23,563	$18,964	$80,625	$73,258

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.20	$0.16	$0.57	$0.61
Earnings from discontinued operations	—	—	0.12	0.02
Net earnings	$0.20	$0.16	$0.69	$0.63

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.20	$0.16	$0.56	$0.60
Earnings from discontinued operations	—	—	0.12	0.02
Net earnings	$0.20	$0.16	$0.68	$0.62

Cash dividends per share	$0.12	$0.12	$0.36	$0.36
Average basic shares outstanding	117,705,133	116,845,542	117,400,198	116,589,382
Average diluted shares outstanding	118,769,675	117,703,590	118,521,816	117,456,756
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2014	2013	2014	2013
Net earnings	$23,563	$18,963	$80,626	$73,259
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment and other, net of income taxes of $230, $(12,912), $3,260 and $(4,516)	655	(23,979)	28,840	(8,387)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of income taxes of $110, $(154), $(434) and $(65)	390	(210)	(1,653)	164
Reclassification for loss (gain) included in net earnings, net of income taxes of $(50), $(3), $258 and $(177)	(103)	(44)	1,259	(440)
Net unrealized gain (loss) on derivatives, net of income taxes of $60, $(157), $(176) and $(242)	287	(254)	(394)	(276)
Defined benefit obligation:
Net gain, net of income taxes of $0, $0, $296 and $0	—	—	550	—
Amortization of prior services, net of income taxes of $(1), $0, $(2) and $1	(2)	1	(6)	5
Adjustment from plan changes, net of income taxes of $0, $0, $0 and $308	—	—	—	1,315
Defined benefit obligation, net of income taxes of $(1), $0, $294 and $309	(2)	1	544	1,320
Other comprehensive income (loss)	940	(24,232)	28,990	(7,343)
Comprehensive income (loss)	$24,503	$(5,269)	$109,616	$65,916
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	May 31, 2014	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$437,210	$378,770
Accounts receivable (less allowance for doubtful accounts of $6,251 and $10,042)	946,675	989,694
Inventories, net	944,786	757,417
Other	169,340	240,314
Total current assets	2,498,011	2,366,195
Property, plant and equipment:
Land	81,001	80,764
Buildings and improvements	504,430	486,494
Equipment	1,731,156	1,666,250
Construction in process	25,831	18,476
	2,342,418	2,251,984
Less accumulated depreciation and amortization	(1,410,674)	(1,311,747)
	931,744	940,237
Goodwill	69,786	69,579
Other assets	118,928	118,790
Total assets	$3,618,469	$3,494,801
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$392,706	$342,678
Accounts payable-documentary letters of credit	116,189	112,281
Accrued expenses and other payables	297,940	314,949
Notes payable	4,640	5,973
Current maturities of long-term debt	7,147	5,228
Total current liabilities	818,622	781,109
Deferred income taxes	56,727	46,558
Other long-term liabilities	115,745	118,165
Long-term debt	1,276,729	1,278,814
Total liabilities	2,267,823	2,224,646
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,756,907 and 117,010,990 shares	1,290	1,290
Additional paid-in capital	362,360	363,772
Accumulated other comprehensive income (loss)	1,814	(27,176)
Retained earnings	1,205,067	1,166,732
Less treasury stock, 11,303,757 and 12,049,674 shares at cost	(219,974)	(234,619)
Stockholders' equity attributable to CMC	1,350,557	1,269,999
Stockholders' equity attributable to noncontrolling interests	89	156
Total stockholders' equity	1,350,646	1,270,155
Total liabilities and stockholders' equity	$3,618,469	$3,494,801
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31,
(in thousands)	2014	2013
Cash flows from (used by) operating activities:
Net earnings	$80,626	$73,259
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	101,130	102,164
Provision for losses on receivables, net	(1,705)	3,349
Share-based compensation	16,054	13,528
Amortization of interest rate swaps termination gain	(5,698)	(8,723)
Loss on debt extinguishment	—	1,502
Deferred income taxes	28,560	44,371
Tax benefits from stock plans	(625)	(6)
Net gain on sale of a subsidiary, cost method investment and other	(28,032)	(25,999)
Asset impairment	1,227	3,434
Changes in operating assets and liabilities:
Accounts receivable	(59,479)	(12,189)
Accounts receivable sold, net	124,415	(2,292)
Inventories	(176,766)	(30,011)
Other assets	(18,486)	5,128
Accounts payable, accrued expenses and other payables	38,328	(122,482)
Other long-term liabilities	(5,244)	(1,962)
Net cash flows from operating activities	94,305	43,071

Cash flows from (used by) investing activities:
Capital expenditures	(67,718)	(63,008)
Proceeds from the sale of property, plant and equipment and other	6,773	11,164
Proceeds from the sale of a subsidiary	52,276	—
Proceeds from the sale of cost method investment	—	28,995
Net cash flows used by investing activities	(8,669)	(22,849)

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit, net	2,985	(25,153)
Short-term borrowings, net change	(1,333)	(25,595)
Repayments on long-term debt	(4,826)	(63,442)
Proceeds from issuance of long-term debt	—	330,000
Payments for debt issuance costs	(430)	(4,125)
Debt extinguishment costs	—	(1,502)
Decrease in restricted cash	18,037	—
Stock issued under incentive and purchase plans, net of forfeitures	(860)	1,347
Cash dividends	(42,290)	(41,990)
Tax benefits from stock plans	625	6
Contribution from (purchase of) noncontrolling interests	(37)	13
Net cash flows from (used by) financing activities	(28,129)	169,559

Effect of exchange rate changes on cash	933	1,066
Increase in cash and cash equivalents	58,440	190,847
Cash and cash equivalents at beginning of year	378,770	262,422
Cash and cash equivalents at end of period	$437,210	$453,269
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2012	129,060,664	$1,290	$365,778	$(18,136)	$1,145,445	(12,709,240)	$(248,009)	$139	$1,246,507
Net earnings					73,258			1	73,259
Other comprehensive income (loss)				(7,343)					(7,343)
Cash dividends					(41,990)				(41,990)
Issuance of stock under incentive and purchase plans, net of forfeitures			(9,753)			548,150	11,100		1,347
Share-based compensation			9,918						9,918
Tax benefits from stock plans			6						6
Contribution of noncontrolling interest								13	13
Balance, May 31, 2013	129,060,664	$1,290	$365,949	$(25,479)	$1,176,713	(12,161,090)	$(236,909)	$153	$1,281,717

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2013	129,060,664	$1,290	$363,772	$(27,176)	$1,166,732	(12,049,674)	$(234,619)	$156	$1,270,155
Net earnings					80,625			1	80,626
Other comprehensive income (loss)				28,990					28,990
Cash dividends					(42,290)				(42,290)
Issuance of stock under incentive and purchase plans, net of forfeitures			(15,505)			745,917	14,645		(860)
Share-based compensation			13,437						13,437
Tax benefits from stock plans			625						625
Purchase of noncontrolling interests			31					(68)	(37)
Balance, May 31, 2014	129,060,664	$1,290	$362,360	$1,814	$1,205,067	(11,303,757)	$(219,974)	$89	$1,350,646
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

In the accompanying consolidated statement of cash flows for the nine months ended May 31, 2013, the Company corrected the classification of $25.5 million of changes in certain documentary letters of credit from cash flows used by operating activities to cash flows used by financing activities, which increased cash flows from operating activities and decreased cash flows from financing activities for that period. The Company considers accounts payable - documentary letters of credit a short-term financing activity and accordingly made this correction in order to properly present the changes in these certain documentary letters of credit as a financing activity in the consolidated statement of cash flows allowing users of its financial statements to better understand the level at which the Company uses documentary letters of credit. This correction did not have an impact on the Company’s consolidated results of operations, earnings per share, balance sheet or net cash flows used by investing activities in the consolidated statement of cash flows for the nine months ended May 31, 2013.

Recent Accounting Pronouncements
In the first quarter of fiscal 2014, the Company adopted guidance issued by the Financial Accounting Standards Board ("FASB") requiring an entity to provide quantitative and qualitative disclosures about the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective is to make financial statements that are prepared under GAAP more comparable to those prepared under International Financial Reporting Standards. The new disclosures give financial statement users information about both gross and net exposures. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued guidance requiring entities to recognize revenue by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2016. Entities have the option to adopt this guidance either retrospectively or through a modified retrospective transition method. This new standard will supersede existing revenue guidance and affect the Company's revenue recognition process and the presentations or disclosures of the Company's consolidated financial statements and footnotes. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In April 2014, the FASB issued guidance changing the requirements for reporting discontinued operations if the disposal of a component of an entity, or a group of components of an entity, represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The guidance requires expanded disclosures for discontinued operations and also requires entities to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The new guidance is effective prospectively for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. The guidance will affect the Company's current practice of assessing discontinued operations and the presentations or disclosures of the Company's consolidated financial statements and footnotes.

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

NOTE 2. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of income taxes, for the three months ended May 31, 2014 and 2013 was comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, February 28, 2014	$708	$2,913	$(2,747)	$874
Other comprehensive income before reclassifications	655	390	—	1,045
Amounts reclassified from AOCI	—	(103)	(2)	(105)
Net other comprehensive income (loss)	655	287	(2)	940
Balance, May 31, 2014	$1,363	$3,200	$(2,749)	$1,814

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, February 28, 2013	$(1,777)	$3,688	$(3,158)	$(1,247)
Other comprehensive loss before reclassifications	(23,979)	(210)	—	(24,189)
Amounts reclassified from AOCI	—	(44)	1	(43)
Net other comprehensive income (loss)	(23,979)	(254)	1	(24,232)
Balance, May 31, 2013	$(25,756)	$3,434	$(3,157)	$(25,479)

Accumulated other comprehensive income (loss), net of income taxes, for the nine months ended May 31, 2014 and 2013 was comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2013	$(27,477)	$3,594	$(3,293)	$(27,176)
Other comprehensive income (loss) before reclassifications	28,840	(1,653)	550	27,737
Amounts reclassified from AOCI	—	1,259	(6)	1,253
Net other comprehensive income (loss)	28,840	(394)	544	28,990
Balance, May 31, 2014	$1,363	$3,200	$(2,749)	$1,814

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2012	$(17,369)	$3,710	$(4,477)	$(18,136)
Other comprehensive income (loss) before reclassifications	(8,387)	164	1,315	(6,908)
Amounts reclassified from AOCI	—	(440)	5	(435)
Net other comprehensive income (loss)	(8,387)	(276)	1,320	(7,343)
Balance, May 31, 2013	$(25,756)	$3,434	$(3,157)	$(25,479)

The significant items reclassified out of accumulated other comprehensive income (loss) and the corresponding line items in the consolidated statements of operations to which the items were reclassified were as follows:

		Three Months Ended May 31,		Nine Months Ended May 31,
Components of AOCI (in thousands)	Location	2014	2013	2014	2013
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$67	$(95)	$(169)	$(86)
Foreign exchange	Net sales	20	80	(213)	141
Foreign exchange	Cost of goods sold	(60)	(29)	(1,574)	21
Foreign exchange	SG&A expenses	(8)	(79)	39	59
Interest rate	Interest expense	134	170	400	482
		153	47	(1,517)	617
Income tax effect	Income taxes (expense) benefit	(50)	(3)	258	(177)
Net of income taxes		$103	$44	$(1,259)	$440
Defined benefit obligation:
Amortization of prior services	SG&A expenses	$3	$(1)	$8	$(6)
Income tax effect	Income taxes expense	(1)	—	(2)	1
Net of income taxes		$2	$(1)	$6	$(5)
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

At May 31, 2014 and August 31, 2013, under its domestic sale of accounts receivable program, the Company had sold $353.9 million and $358.8 million of trade accounts receivable, respectively, to the financial institutions and received $70.0 million of advance payments at May 31, 2014 and no advance payments at August 31, 2013.

In addition to the domestic sale of accounts receivable program described above, the Company's international subsidiaries in Europe and Australia sell trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy. The European program allows the Company’s European subsidiaries to obtain an advance up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. During the first quarter of fiscal 2014, the Company phased out its existing Australian program and entered into a new trade accounts receivable sales program with a different financial institution. Under the new Australian program, trade accounts receivable balances are sold to a special purpose vehicle, which in turn sells 100% of the eligible trade accounts receivable of Commercial Metals Pty. Ltd., CMC Steel Distribution Pty. Ltd. and G.A.M. Steel Pty. Ltd. to the financial institution. Under the new Australian program, the financial institution will fund up to A$75.0 million for all trade accounts receivable sold, and the remaining portion of the purchase price of the trade accounts receivable will be paid to the Company from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows.

At May 31, 2014 and August 31, 2013, under its European and Australian programs, the Company had sold $163.9 million and $121.2 million of accounts receivable, respectively, to third-party financial institutions and received advance payments of $79.0 million and $24.5 million, respectively.

During the nine months ended May 31, 2014 and 2013, cash proceeds from the domestic and international sale of accounts receivable programs were $494.1 million and $828.6 million, respectively, and cash payments to the owners of accounts receivable were $369.7 million and $830.9 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the accounts receivable for the domestic and Australian programs. Discounts on domestic and international sales of accounts receivable were $1.1 million and $2.6 million for the three and nine months ended May 31, 2014, respectively, and $1.0 million and $3.1 million for the three and nine months ended May 31, 2013, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of operations.

The deferred purchase price on the Company's domestic and international sale of accounts receivable programs are included in accounts receivable on the Company's consolidated balance sheets. The following tables summarize the activity of the deferred purchase price receivables for the domestic and international sale of accounts receivable programs:

	Three Months Ended May 31, 2014
(in thousands)	Total	Domestic	Australia	Europe
Beginning balance	$313,117	$273,714	$29,635	$9,768
Transfers of accounts receivable	1,039,136	808,886	120,350	109,900
Collections	(989,887)	(803,592)	(111,791)	(74,504)
Ending balance	$362,366	$279,008	$38,194	$45,164

	Nine Months Ended May 31, 2014
(in thousands)	Total	Domestic	Australia	Europe
Beginning balance	$453,252	$358,822	$64,996	$29,434
Transfers of accounts receivable	3,115,437	2,423,990	374,170	317,277
Collections	(3,134,011)	(2,503,804)	(328,660)	(301,547)
Program termination	(72,312)	—	(72,312)	—
Ending balance	$362,366	$279,008	$38,194	$45,164

	Three Months Ended May 31, 2013
(in thousands)	Total	Domestic	Australia	Europe
Beginning balance	$493,129	$392,025	$55,829	$45,275
Transfers of accounts receivable	1,083,866	893,976	101,912	87,978
Collections	(1,124,001)	(912,753)	(87,376)	(123,872)
Ending balance	$452,994	$373,248	$70,365	$9,381

	Nine Months Ended May 31, 2013
(in thousands)	Total	Domestic	Australia	Europe
Beginning balance	$515,481	$396,919	$70,073	$48,489
Transfers of accounts receivable	3,409,516	2,742,982	320,148	346,386
Collections	(3,472,003)	(2,766,653)	(319,856)	(385,494)
Ending balance	$452,994	$373,248	$70,365	$9,381

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost for most domestic inventories is determined by the last-in, first-out ("LIFO") method. At May 31, 2014 and August 31, 2013, 40% and 43%, respectively, of the Company's total net inventories were valued at LIFO. LIFO inventory reserves were $200.4 million and $185.5 million at May 31, 2014 and August 31, 2013, respectively. Inventory cost for international inventories and the remaining domestic inventories are determined by the first-in, first-out ("FIFO") method and consisted mainly of material dedicated to CMC Poland Sp. z.o.o. ("CMCP") and certain marketing and distribution businesses.

The majority of the Company's inventories are in the form of finished goods with minimal work in process. At May 31, 2014 and August 31, 2013, $95.4 million and $66.7 million, respectively, of the Company's inventories were in the form of raw materials.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance, August 31, 2013	$7,267	$295	$57,144	$2,755	$2,118	$69,579
Foreign currency translation	—	—	—	172	35	207
Balance, May 31, 2014	$7,267	$295	$57,144	$2,927	$2,153	$69,786

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $43.5 million and $42.9 million at May 31, 2014 and August 31, 2013, respectively, and are included in other noncurrent assets on the Company's consolidated balance sheets. Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets was $1.2 million and $3.6 million for the three and nine months ended May 31, 2014, respectively, and $1.2 million and $3.7 million for the three and nine months ended May 31, 2013, respectively.
NOTE 6. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS
Businesses Held for Sale
The assets and liabilities of businesses classified as held for sale are included in other current assets and accrued expenses on the Company's consolidated balance sheets. The components of assets and liabilities of businesses held for sale are as follows:

(in thousands)	May 31, 2014	August 31, 2013
Assets:
Accounts receivable	$—	$20,313
Inventories, net	—	8,713
Other current assets	—	3,683
Property, plant and equipment, net of accumulated depreciation and amortization	1,085	10,459
Assets of businesses held for sale	$1,085	$43,168
Liabilities:
Accounts payable-trade	$—	$7,615
Accrued expenses and other payables	—	3,251
Liabilities of businesses held for sale	$—	$10,866

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

Financial information for discontinued operations was as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2014	2013	2014	2013
Net sales	$(113)	$41,764	$17,298	$122,492
Earnings (loss) from discontinued operations before income taxes	(417)	956	22,529	3,243

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
NOTE 7. CREDIT ARRANGEMENTS

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 15, 2023 (the "2023 Notes") and received proceeds of $325.0 million, net of underwriting discounts and debt issuance costs. The Company used $205.3 million of the proceeds from the 2023 Notes to purchase all of its outstanding $200.0 million of 5.625% Notes due 2013. Interest on the 2023 Notes is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2013. The Company may, at any time, redeem the 2023 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make-whole" premium described in the indenture pursuant to which the 2023 Notes were issued. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture governing the 2023 Notes, holders of the 2023 Notes may require the Company to repurchase the 2023 Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The Company is generally not limited under the indenture governing the 2023 Notes in its ability to incur additional indebtedness provided the Company is in compliance with certain restrictive covenants, including restrictions on liens, sale and leaseback transactions, mergers, consolidations and transfers of substantially all of the Company's assets.

As a result of redeeming the 2013 Notes, the Company recognized expenses of $1.5 million related to loss on early extinguishment of debt and write-off of unamortized debt issuance costs, discounts and premiums, all of which were included in selling, general and administrative expenses in the consolidated statements of operations for each of the three and nine months ended May 31, 2013.

In December 2011, the Company entered into a third amended and restated $300.0 million revolving credit facility that matures on December 27, 2016. The maximum availability under this facility can be increased to $400.0 million with the consent of both CMC and the lenders. The program's capacity, with a sublimit of $50.0 million for letters of credit, is reduced by outstanding stand-by letters of credit, which totaled $35.5 million and $28.3 million at May 31, 2014 and August 31, 2013, respectively. Under the credit facility, the Company was required to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the facility) of not less than 3.00 to 1.00 for the twelve month cumulative period ended November 30, 2012 and for each fiscal quarter on a rolling twelve month cumulative period thereafter. At May 31, 2014, the Company's interest coverage ratio was 4.84 to 1.00. The credit facility also requires the Company to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At May 31, 2014, the Company's debt to capitalization ratio was 0.50 to 1.00. The credit facility provides for interest based on the LIBOR, the Eurodollar rate or Bank of America's prime rate.

On June 26, 2014, the Company entered into a fourth amended and restated credit agreement with a revolving credit facility of $350.0 million and a maturity date of June 2019. The maximum availability under the new credit facility can be increased to $500.0 million. Consistent with the Company's previous revolving credit facility, the new facility's capacity includes $50.0 million for the issuance of stand-by letters of credit.

Under the new credit facility, the Company will be required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the credit agreement) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the Company’s $400 million of 6.50% Senior Notes due July 2017 (“2017 Notes”) and its $500 million of 7.35% Senior Notes due August 2018 (“2018 Notes”) and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, the Company will be required to maintain liquidity of at least $150 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the new credit facility bear interest at (i) the Eurocurrency rate, (ii) a base rate, or (iii) the LIBOR rate.

At May 31, 2014, the Company was in compliance with all covenants contained in its debt agreements.

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At May 31, 2014 and August 31, 2013, the unamortized portion was $28.7 million and $34.4 million, respectively. Amortization of the deferred gain was $1.9 million and $5.7 million for the three and nine months ended May 31, 2014, respectively, and $2.9 million and $8.7 million for the three and nine months ended May 31, 2013, respectively.

The Company has uncommitted credit facilities available from domestic and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of May 31, 2014	May 31, 2014	August 31, 2013
$400 million notes at 6.50% due July 2017	5.7%	$409,289	$411,518
$500 million notes at 7.35% due August 2018	6.4%	519,461	522,930
$330 million notes at 4.875% due May 2023	4.9%	330,000	330,000
Other, including equipment notes		25,126	19,594
		1,283,876	1,284,042
Less current maturities		7,147	5,228
		$1,276,729	$1,278,814
 Interest on these notes is payable semiannually.

CMCP has uncommitted credit facilities of $67.4 million with several banks with expiration dates ranging from October 2014 to March 2015. During the nine months ended May 31, 2014, CMCP had total borrowings of $89.5 million and total repayments of $89.5 million under these credit facilities. At May 31, 2014, no material amounts were outstanding under these credit facilities.

The Company had no material amounts of interest capitalized in the cost of property, plant and equipment during the three and nine months ended May 31, 2014 and 2013, respectively. Cash paid for interest during the three and nine months ended May 31, 2014 was $9.6 million and $51.9 million, respectively, and $7.5 million and $45.8 million during the three and nine months ended May 31, 2013, respectively.
NOTE 8. DERIVATIVES AND RISK MANAGEMENT

The Company's global operations and product lines expose it to risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. One objective of the Company's risk management program is to mitigate these risks using derivative instruments. The Company enters into (i) metal commodity futures and forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities' prices, (ii) foreign currency forward contracts that match the expected settlements for purchases and sales denominated in foreign currencies and (iii) natural gas forward contracts to mitigate the risk of unanticipated changes in operating cost due to the volatility of natural gas prices. When sales commitments to customers include a fixed price freight component, the Company occasionally enters into freight forward contracts to reduce the effects of the volatility of ocean freight rates.

At May 31, 2014, the notional value of the Company's foreign currency contract commitments and its commodity contract commitments was $457.7 million and $41.5 million, respectively. At May 31, 2013, the notional value of the Company's foreign currency contract commitments and its commodity contract commitments was $307.0 million and $52.4 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of May 31, 2014:

Commodity	Long/Short	Total
Aluminum	Long	2,375	MT
Aluminum	Short	325	MT
Copper	Long	940	MT
Copper	Short	4,445	MT
Zinc	Long	22	MT

MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three and nine months ended May 31, 2014 and 2013. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of operations:

		Three Months Ended May 31,		Nine Months Ended May 31,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2014	2013	2014	2013
Commodity	Cost of goods sold	$1,346	$1,469	$1,985	$1,775
Foreign exchange	Net sales	(351)	23	(736)	12
Foreign exchange	Cost of goods sold	(326)	3	(697)	3
Foreign exchange	SG&A expenses	1,183	1,336	(5,632)	4,216
Other	Cost of goods sold	—	4	—	9
Gain (loss) before income taxes		$1,852	$2,835	$(5,080)	$6,015

The Company's fair value hedges are designated for accounting purposes with gains and losses on the hedged items offsetting the gain or loss on the related derivative transaction. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2014	2013	2014	2013
Foreign exchange	Net sales	$(55)	$38	$(28)	$(190)
Foreign exchange	Cost of goods sold	(1,053)	2,291	(2,133)	2,839
Gain (loss) before income taxes		$(1,108)	$2,329	$(2,161)	$2,649

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2014	2013	2014	2013
Foreign exchange	Net sales	$62	$(19)	$25	$232
Foreign exchange	Cost of goods sold	1,053	(2,291)	2,133	(2,839)
Gain (loss) before income taxes		$1,115	$(2,310)	$2,158	$(2,607)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Commodity	$65	$(193)	$(48)	$(192)
Foreign exchange	325	(17)	(1,605)	356
Gain (loss), net of income taxes	$390	$(210)	$(1,653)	$164

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2014	2013	2014	2013
Commodity	Cost of goods sold	$43	$(62)	$(110)	$(56)
Foreign exchange	Net sales	20	80	(213)	141
Foreign exchange	Cost of goods sold	(57)	(37)	(1,231)	13
Foreign exchange	SG&A expenses	10	(47)	35	29
Interest rate	Interest expense	87	110	260	313
Gain (loss), net of income taxes		$103	$44	$(1,259)	$440

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at May 31, 2014 and August 31, 2013. The fair value of the Company's derivative instruments on the consolidated balance sheets was as follows:

Derivative Assets (in thousands)	May 31, 2014	August 31, 2013
Commodity — designated for hedge accounting	$15	$—
Commodity — not designated for hedge accounting	397	1,066
Foreign exchange — designated for hedge accounting	130	1,626
Foreign exchange — not designated for hedge accounting	1,076	1,238
Derivative assets (other current assets and other assets)*	$1,618	$3,930

Derivative Liabilities (in thousands)	May 31, 2014	August 31, 2013
Commodity — designated for hedge accounting	$18	$129
Commodity — not designated for hedge accounting	508	1,268
Foreign exchange — designated for hedge accounting	907	432
Foreign exchange — not designated for hedge accounting	878	1,738
Derivative liabilities (accrued expenses, other payables and long-term liabilities)*	$2,311	$3,567
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of May 31, 2014, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	May 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$191,415	$191,415	$—	$—
Commodity derivative assets (2)	412	412	—	—
Foreign exchange derivative assets (2)	1,206	—	1,206	—
Liabilities:
Commodity derivative liabilities (2)	526	508	18	—
Foreign exchange derivative liabilities (2)	1,785	—	1,785	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$236,727	$236,727	$—	$—
Commodity derivative assets (2)	1,066	1,066	—	—
Foreign exchange derivative assets (2)	2,864	—	2,864	—
Liabilities:
Commodity derivative liabilities (2)	1,397	1,268	129	—
Foreign exchange derivative liabilities (2)	2,170	—	2,170	—
 _________________

(1) Money market investments are short-term in nature, and the value is determined by broker quoted prices in active markets. The investment portfolio mix can change each period based on the Company's assessment of investment options.

(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or the New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Further discussion regarding the Company's use of derivative instruments and the classification of the assets and liabilities is included in Note 8, Derivatives and Risk Management.

Fair value of property, plant and equipment held for sale (Level 3) was $3.9 million based on appraised values at May 31, 2014. CMC does not have other assets or intangible assets measured at fair value on a non-recurring basis at May 31, 2014.

The carrying values of the Company's short-term items, including the deferred purchase price of accounts receivable, documentary letters of credit and notes payable, approximate fair value due to their short-term nature.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets are as follows:

		May 31, 2014		August 31, 2013
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million notes at 6.50% due July 2017 (1)	Level 2	$409,289	$445,796	$411,518	$443,646
$500 million notes at 7.35% due August 2018 (1)	Level 2	519,461	569,375	522,930	570,429
$330 million notes at 4.875% due May 2023 (1)	Level 2	330,000	325,463	330,000	298,650

(1) The fair value of the notes is calculated based on indicated market values.

NOTE 10. INCOME TAX

The Company's effective income tax rate from continuing operations for the three and nine months ended May 31, 2014 was 36.5% and 32.8%, respectively, compared with 48.6% and 38.1% for the three and nine months ended May 31, 2013, respectively. The decrease in our effective income tax rate from continuing operations was attributed to the improvement in our international segments' operating results for the three and nine months ended May 31, 2014. The Company's effective income tax rate from discontinued operations for the three and nine months ended May 31, 2014 was 32.9% and 38.9%, respectively, compared with 37.4% and 37.4% for the three and nine months ended May 31, 2013, respectively.

The Company made net payments of $12.9 million and received net refunds of $0.6 million for income taxes during the nine months ended May 31, 2014 and 2013, respectively.

The reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $28.6 million and $27.4 million, exclusive of interest and penalties, as of May 31, 2014 and 2013, respectively.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three and nine months ended May 31, 2014, before any income tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending May 31, 2015, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $18.1 million, which would reduce the provision for income taxes on earnings by an immaterial amount.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

US Federal — 2009 and forward
US States — 2009 and forward
Foreign — 2006 and forward

The Company is currently under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of May 31, 2014 sufficiently reflect the anticipated outcome of these examinations.
NOTE 11. SHARE-BASED COMPENSATION PLANS

The Company's share-based compensation plans are described, and informational disclosures provided, in Note 15, Share-Based Compensation Plans, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013. During the nine months ended May 31, 2014 and 2013, restricted stock units ("RSUs") and performance stock units ("PSUs") totaling 1.2 million and 1.6 million, respectively, were granted at a weighted-average fair value of $16.90 and $13.44, respectively. Stock appreciation rights ("SARs") were not granted during the nine months ended May 31, 2014. The Company granted 0.2 million in SARs at a weighted average exercise price of $14.25 during the nine months ended May 31, 2013.

During the nine months ended May 31, 2014 and 2013, the Company granted 59,565 equivalent shares of cash-settled RSUs and PSUs and 234,109 equivalent shares of cash-settled RSUs, PSUs and SARs, respectively. The fair value of these cash-settled awards is remeasured each reporting period and is recognized ratably over the service period. As of May 31, 2014, the Company had 1,707,279 equivalent shares in awards outstanding. The Company expects 1,622,964 equivalent shares to vest.

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

Share-based compensation expense for the three and nine months ended May 31, 2014 of $5.3 million and $16.1 million, respectively, and for the three and nine months ended May 31, 2013 of $5.5 million and $13.5 million, respectively, is included in selling, general and administrative expenses on the Company's consolidated statements of operations.
NOTE 12. EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of the basic and diluted earnings per share for the three and nine months ended May 31, 2014 and 2013 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2014	2013	2014	2013
Net earnings attributable to CMC	$23,563	$18,964	$80,625	$73,258

Basic earnings per share:
Shares outstanding for basic earnings per share	117,705,133	116,845,542	117,400,198	116,589,382

Basic earnings per share attributable to CMC:	$0.20	$0.16	$0.69	$0.63

Diluted earnings per share:
Shares outstanding for basic earnings per share	117,705,133	116,845,542	117,400,198	116,589,382

Effect of dilutive securities:
Share-based incentive/purchase plans	1,064,542	858,048	1,121,618	867,374
Shares outstanding for diluted earnings per share	118,769,675	117,703,590	118,521,816	117,456,756

Diluted earnings per share attributable to CMC:	$0.20	$0.16	$0.68	$0.62

Anti-dilutive shares not included above	1,248,330	1,726,374	1,248,330	1,726,374

All stock options and SARs expire during fiscal 2020.
CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
The Company did not purchase any shares during the first nine months of fiscal 2014 and had remaining authorization to purchase 8,259,647 shares of its common stock at May 31, 2014 pursuant to its share repurchase plan.
NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and government investigations, including environmental matters. See Note 18, Commitments and Contingencies, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
On September 18, 2008, the Company was served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including CMC. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleged that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purported to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and September 2008 (collectively, the "Direct Purchaser Plaintiffs"), sought treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest.

On March 14, 2014, the Company entered into a final settlement agreement with the Direct Purchaser Plaintiffs. As part of that final settlement, in April 2014, the Company paid approximately $4 million to the Direct Purchaser Plaintiffs in consideration for the full and final release of all claims of the Direct Purchaser Plaintiffs. The Company continues to maintain that the claims lack merit and that it has full and complete defenses to all of the claims asserted against it. However, the Company agreed to enter into the settlement agreement to avoid further expense, inconvenience, and distraction of burdensome and protracted litigation. The settlement received preliminary court approval and is now only subject to final court approval.
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

Guarantees
During fiscal 2012, the Company entered into a guarantee agreement with a bank in connection with a credit facility granted by the bank to a supplier of the Company. The fair value of the guarantee is negligible. The maximum credit facility with the bank was $4.0 million, and the Company had no exposure as of May 31, 2014.
NOTE 14. BUSINESS SEGMENTS

The Company's reporting segments are based on strategic business areas, which offer different products and services. These segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.

The Company structures its business into the following five segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. The Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. The Americas Mills segment manufactures finished long steel products including reinforcement bar ("rebar"), merchant bar, light structural, some special bar quality ("SBQ") and other special sections as well as semi-finished billets for re-rolling and forging applications. The Americas Fabrication segment consists of the Company's rebar and structural fabrication operations, fence post manufacturing plants, construction-related product facilities and plants that heat-treat steel to strengthen and provide flexibility. The International Mill segment includes the Company's minimill and the Company's recycling and fabrication operations in Poland. The International Marketing and Distribution segment includes international operations for the sale, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes the Company's U.S.-based marketing and distribution divisions and also operates a recycling facility in Singapore. Corporate contains expenses of the Company's corporate headquarters and interest expense related to its long-term public debt.

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

The Company uses adjusted operating profit (loss), a non-GAAP financial measure, to compare and to evaluate the financial performance of its segments. Adjusted operating profit (loss) is the sum of our earnings (loss) from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended May 31, 2014
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$287,533	$308,878	$406,066	$207,364	$594,740	$193	$—	$1,804,774
Intersegment sales	47,571	218,696	3,359	194	9,305	—	(279,125)	—
Net sales	335,104	527,574	409,425	207,558	604,045	193	(279,125)	1,804,774
Adjusted operating profit (loss)	(1,085)	74,063	1,244	2,047	1,548	(18,227)	(1,930)	57,660

	Three Months Ended May 31, 2013
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$300,866	$273,421	$380,629	$200,750	$592,988	$3,888	$—	$1,752,542
Intersegment sales	40,877	188,351	3,171	2	816	—	(233,217)	—
Net sales	341,743	461,772	383,800	200,752	593,804	3,888	(233,217)	1,752,542
Adjusted operating profit (loss)	3,155	46,556	13,499	(3,831)	7,728	(14,834)	2,524	54,797

	Nine Months Ended May 31, 2014
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$874,155	$878,013	$1,082,630	$617,101	$1,673,320	$11,544	$—	$5,136,763
Intersegment sales	141,419	587,561	10,903	969	13,690	—	(754,542)	—
Net sales	1,015,574	1,465,574	1,093,533	618,070	1,687,010	11,544	(754,542)	5,136,763
Adjusted operating profit (loss)	(1,109)	183,939	(1,869)	25,647	4,544	(51,340)	88	159,900
Total assets at May 31, 2014*	273,730	608,953	654,385	542,290	889,718	1,060,897	(420,536)	3,609,437

	Nine Months Ended May 31, 2013
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$909,372	$784,811	$1,047,765	$596,450	$1,841,968	$10,348	$—	$5,190,714
Intersegment sales	135,706	569,276	10,593	6,134	10,360	—	(732,069)	—
Net sales	1,045,078	1,354,087	1,058,358	602,584	1,852,328	10,348	(732,069)	5,190,714
Adjusted operating profit (loss)	9,892	145,902	19,879	(7,108)	51,837	(51,398)	780	169,784
Total assets at August 31, 2013*	309,599	598,478	631,510	487,613	838,413	1,075,594	(496,946)	3,444,261

* Excludes total assets from discontinued operations of $9.0 million at May 31, 2014 and $50.5 million at August 31, 2013.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2014	2013	2014	2013
Earnings from continuing operations	$23,843	$18,365	$66,863	$71,229
Income taxes	13,700	17,379	32,657	43,876
Interest expense	18,999	18,043	57,756	51,557
Discounts on sales of accounts receivable	1,118	1,010	2,624	3,122
Adjusted operating profit	$57,660	$54,797	$159,900	$169,784

NOTE 15. SUBSEQUENT EVENTS

On June 13, 2014, the Company completed the purchase of substantially all of the assets of a small recycling facility in San Antonio, Texas. This acquisition continues the vertical integration model of the Company by providing raw materials for its CMC Steel Texas location, establishes a larger recycling presence in San Antonio, Texas, and provides an opportunity for continued growth of the Company’s recycling operations in the central Texas area. The operating results of this facility will be included in the Americas Mills reporting segment.
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
CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended May 31,		Increase (Decrease)	Nine Months Ended May 31,		Increase (Decrease)
(in thousands)	2014	2013	%	2014	2013	%
Net sales*	$1,804,774	$1,752,542	3%	$5,136,763	$5,190,714	(1)%
Adjusted operating profit*+	57,660	54,797	5%	159,900	169,784	(6)%
LIFO income (expense) before income taxes*	8,174	13,443	(39)%	(15,117)	37,122	(141)%
Earnings from continuing operations	23,843	18,365	30%	66,863	71,229	(6)%
Adjusted EBITDA*+	90,388	87,620	3%	259,307	270,124	(4)%
_______________________________________
* Excludes divisions classified as discontinued operations.
+ Non-GAAP financial measure.

Adjusted EBITDA

In the table above, we have included financial statement measures that were not derived in accordance with United States generally accepted accounting principles ("GAAP"). We use adjusted EBITDA (earnings from continuing operations before net earnings (loss) attributable to noncontrolling interests, interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net earnings or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA provides relevant and useful information, which is often used by analysts, creditors, and other interested parties in our industry. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization, as well as impairment charges, which are also non-cash. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. Tax regulations in international operations add additional complexity. We also exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. Adjusted EBITDA is part of a debt compliance test in certain of our debt agreements and is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA may be inconsistent with similar measures presented by other companies. Reconciliations of earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended May 31,		Increase (Decrease)	Nine Months Ended May 31,		Increase (Decrease)
(in thousands)	2014	2013	%	2014	2013	%
Earnings from continuing operations	$23,843	$18,365	30%	$66,863	$71,229	(6)%
Net (earnings) loss attributable to noncontrolling interests	—	1	(100)%	(1)	(1)	—%
Interest expense	18,999	18,043	5%	57,756	51,557	12%
Income taxes	13,700	17,379	(21)%	32,657	43,876	(26)%
Depreciation and amortization	33,846	33,426	1%	101,130	100,029	1%
Impairment charges	—	406	(100)%	902	3,434	(74)%
Adjusted EBITDA	$90,388	$87,620	3%	$259,307	$270,124	(4)%

As noted above, our adjusted EBITDA does not include net earnings attributable to noncontrolling interests, interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Impairment charges, when necessary, accelerate the write-off of fixed assets that otherwise would have been accomplished by periodic depreciation charges. Additionally, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings (loss) determined in accordance with GAAP, as well as adjusted EBITDA, to evaluate our performance. Further, we separately analyze any significant fluctuations in interest expense, depreciation, amortization, impairment charges and income taxes.

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

Reconciliations of earnings from continuing operations to adjusted operating profit (loss) are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2014	2013	2014	2013
Earnings from continuing operations	$23,843	$18,365	$66,863	$71,229
Income taxes	13,700	17,379	32,657	43,876
Interest expense	18,999	18,043	57,756	51,557
Discounts on sales of accounts receivable	1,118	1,010	2,624	3,122
Adjusted operating profit	$57,660	$54,797	$159,900	$169,784

Summary

Net sales for the three and nine months ended May 31, 2014 increased $52.2 million, or 3%, and decreased $54.0 million, or 1%, respectively, compared to the three and nine months ended May 31, 2013. For the three months ended May 31, 2014, net sales increased primarily due to an increase in shipments and average selling prices for our Americas Mills segment. The decrease in net sales for the nine months ended May 31, 2014 was primarily due to a decline in volumes for one of our U.S.-based trading divisions within our International Marketing and Distribution segment, which was partially offset by an increase in shipments for our Americas Mills segment.

Adjusted operating profit for the three months ended May 31, 2014 increased $2.9 million, or 5%, and decreased $9.9 million, or 6% for the nine months ended May 31, 2014, compared to the corresponding periods in fiscal 2013. The increase in adjusted operating profit for the three months ended May 31, 2014 was principally due to an improvement reported by our Americas Mills segment. This segment’s improved performance was attributed to metal margin expansion and a favorable change in pre-tax LIFO. The decrease in adjusted operating profit for the nine months ended May 31, 2014 was principally due to a decline in profitability reported by our International Marketing and Distribution segment resulting from the recognition of a gain on the sale of our 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, during the nine months ended May 31, 2013 and an unfavorable change in pre-tax LIFO. A decline in profitability was also reported by our Americas Fabrication segment primarily due to an unfavorable change in pre-tax LIFO. Offsetting the decreases in adjusted operating profit reported by our International Marketing and Distribution and Americas Fabrication segments were improvements reported by our Americas Mills and International Mill segments. Our Americas Mills segment benefited from an increase in tons shipped, which more than offset metal margin compression of $5 per short ton, or 2%. Our International Mill’s improved performance was attributed to an increase in average selling prices and a decrease in average material cost during the first nine months of fiscal 2014.

We reported an unfavorable change of $5.3 million and $52.2 million in pre-tax LIFO for the three and nine months ended May 31, 2014, respectively, when compared to the corresponding periods in fiscal 2013. For the third quarter of fiscal 2014, the unfavorable change primarily resulted from an unfavorable change in our International Marketing and Distribution segment from pre-tax LIFO income in the third quarter of fiscal 2013 to pre-tax LIFO expense in the third quarter of fiscal 2014. The unfavorable change in our International Marketing and Distribution segment was partially offset by a favorable change in our Americas Mills segment from pre-tax LIFO expense in the third quarter of fiscal 2013 to pre-tax LIFO income in the third quarter of fiscal 2014. For the first nine months of fiscal 2014, the unfavorable change in pre-tax LIFO primarily resulted from unfavorable changes in our International Marketing and Distribution and Americas Fabrication segments. Both segments reported pre-tax LIFO expense for the first nine months of fiscal 2014, in comparison to pre-tax LIFO income for the first nine months of fiscal 2013.

Additionally, operating results for the nine months ended May 31, 2014 included a pre-tax charge of approximately $4 million incurred in connection with our final settlement of the Standard Iron Works v. Arcelor Mittal et al. lawsuit. See Note 13, Commitments and Contingencies, to the unaudited consolidated financial statements included in this report.
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

Americas Recycling

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2014	2013	2014	2013
Net sales	$335,104	$341,743	$1,015,574	$1,045,078
Adjusted operating profit (loss)	(1,085)	3,155	(1,109)	9,892
LIFO income	3,693	4,740	2,190	6,133

Average selling price (per short ton)
Average ferrous selling price	$319	$331	$331	$329
Average nonferrous selling price	2,541	2,735	2,651	2,784

Tons shipped (in thousands)
Ferrous tons shipped	538	532	1,560	1,550
Nonferrous tons shipped	58	56	168	174
Total tons shipped	596	588	1,728	1,724

Net sales for the three and nine months ended May 31, 2014 decreased $6.6 million, or 2%, and $29.5 million, or 3%, respectively, when compared to the corresponding periods in fiscal 2013. The decrease in net sales for the three months ended May 31, 2014 was principally attributed to a decrease in average ferrous and nonferrous selling prices of 4% and 7%, respectively, due to weaker export demand and lower terminal markets. For the nine months ended May 31, 2014, the decrease in net sales was principally attributed to a 5% decrease in average nonferrous selling prices, coupled with a 3% decrease in nonferrous tons shipped, when compared to the nine months ended May 31, 2013 primarily due to lower terminal markets and reduced demand from China.

Adjusted operating profit for the three and nine months ended May 31, 2014 decreased $4.2 million and $11.0 million, respectively, when compared to the corresponding periods in fiscal 2013. For the third quarter of fiscal 2014, a $1.0 million unfavorable change in pre-tax LIFO income and an increase in employee related expenses of 12% per ton shipped accounted for the decline in adjusted operating profit when compared to the third quarter of fiscal 2013. For the first nine months of fiscal 2014, nonferrous shipments decreased 3%. Additionally, a $3.9 million unfavorable change in pre-tax LIFO income and an increase in employee related expenses of 5% per ton shipped accounted for the decline in adjusted operating profit when compared to the first nine months of fiscal 2013. The unfavorable changes in pre-tax LIFO income were due to prices decreasing at a slower pace during the three and nine months ended May 31, 2014 when compared to the corresponding periods of fiscal 2013.

Americas Mills

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2014	2013	2014	2013
Net sales	$527,574	$461,772	$1,465,574	$1,354,087
Adjusted operating profit (loss)	74,063	46,556	183,939	145,902
LIFO income (expense)	7,060	(1,726)	(2,744)	(208)

Average price (per short ton)
Finished goods selling price	$696	$680	$687	$687
Total sales	683	671	672	674
Cost of ferrous scrap consumed	349	352	350	347
Metal margin	334	319	322	327
Ferrous scrap purchase price	275	306	298	302

Tons (in thousands)
Tons melted	666	617	1,928	1,815
Tons rolled	625	594	1,786	1,731
Tons shipped	734	640	2,041	1,908

We include our five domestic steel minimills and the scrap locations which directly support the steel minimills in our Americas Mills segment.

Net sales for the three and nine months ended May 31, 2014 increased 14% and 8%, respectively, when compared to the corresponding periods in fiscal 2013. During the third quarter of fiscal 2014, tons shipped increased 15% and average selling prices increased $12 per short ton due to strong demand for this segment's products, resulting in an increase in net sales when compared to the third quarter of fiscal 2013. Tons shipped during the first nine months of fiscal 2014 increased 7% also as a result of strong demand for this segment's products, resulting in an increase in net sales when compared to the first nine months of fiscal 2013.
Adjusted operating profit for the three and nine months ended May 31, 2014 increased $27.5 million and $38.0 million, respectively, compared to the corresponding periods in fiscal 2013. The average cost of ferrous scrap consumed decreased $3 per short ton in the third quarter of fiscal 2014 when compared to the third quarter of fiscal 2013. The decrease in the average cost of ferrous scrap consumed combined with the increase in average selling prices resulted in a $15 per short ton increase in average metal margin, contributing to the increase in adjusted operating profit. Additionally, for the three months ended May 31, 2014, this segment reported an $8.8 million favorable change in pre-tax LIFO. The favorable change in pre-tax LIFO was due to price decreases during the third quarter of fiscal 2014 compared with price increases during the third quarter of fiscal 2013. For the nine months ended May 31, 2014, a 7% increase in shipments more than offset a 2% decline in metal margin, resulting in an increase in adjusted operating profit. For the nine months ended May 31, 2014, pre-tax LIFO expense increased $2.5 million when compared to the nine months ended May 31, 2013. The unfavorable change in pre-tax LIFO expense is due to prices increasing at a faster pace during the first nine months of fiscal 2014 when compared to the first nine months of fiscal 2013.

Americas Fabrication

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2014	2013	2014	2013
Net sales	$409,425	$383,800	$1,093,533	$1,058,358
Adjusted operating profit (loss)	1,244	13,499	(1,869)	19,879
LIFO income (expense)	1,903	3,729	(4,402)	11,452

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$893	$904	$891	$901
Structural	1,960	2,690	2,250	2,539
Post	889	913	887	918

Tons shipped (in thousands)
Rebar	266	234	703	663
Structural	14	13	39	40
Post	30	30	75	75

Net sales for the three and nine months ended May 31, 2014 increased $25.6 million, or 7%, and $35.2 million, or 3%, respectively, compared to the corresponding periods in fiscal 2013 due to an increase in shipments related to our reinforcement bar ("rebar") product following the growth in the non-residential construction market and the growth of our backlog over time.

Adjusted operating profit for the three and nine months ended May 31, 2014 decreased $12.3 million and $21.7 million, respectively, compared to the corresponding periods in fiscal 2013. The decline in adjusted operating profit is primarily due to margin squeeze as input prices increased, partially offset by increases in shipments. Additionally, for the three months ended May 31, 2014, employee-related expenses increased 14% as a result of the increase in volumes when compared to the same quarter of fiscal 2013. Adjusted operating profit decreased in the first nine months of fiscal 2014 as a result of margin compression due to decreases in selling prices that outpaced decreases in material costs. Additionally, this segment reported a $15.9 million unfavorable change in pre-tax LIFO as a result of increasing input prices during the first nine months of fiscal 2014 when compared to the first nine months of fiscal 2013.

International Mill

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2014	2013	2014	2013
Net sales	$207,558	$200,752	$618,070	$602,584
Adjusted operating profit (loss)	2,047	(3,831)	25,647	(7,108)

Average price (per short ton)
Total sales	$610	$582	$613	$596
Cost of ferrous scrap consumed	345	348	357	369
Metal margin	265	234	256	227
Ferrous scrap purchase price	287	277	303	299

Tons (in thousands)
Tons melted	258	320	950	979
Tons rolled	273	294	838	875
Tons shipped	322	325	953	947

Net sales for the three and nine months ended May 31, 2014 increased $6.8 million, or 3%, and $15.5 million, or 3%, respectively, compared to the corresponding periods in fiscal 2013. The increase in net sales for the three months ended May 31, 2014 was mostly due to a $28 per short ton increase in selling prices on relatively flat volumes. The increase in net sales for the nine months ended May 31, 2014 is attributed to a 3% increase in average selling prices, coupled with a 1% increase in tons shipped when compared to the nine months ended May 31, 2013.

Adjusted operating profit for the three and nine months ended May 31, 2014 increased $5.9 million and $32.8 million, respectively, when compared to the corresponding periods of fiscal 2013 due to average selling prices increasing $28 per short ton and $17 per short ton for the three and nine months ended May 31, 2014, respectively. In addition, the cost of ferrous scrap consumed decreased $3 per short ton and $12 per short ton for the three and nine months ended May 31, 2014, respectively, when compared to the corresponding periods of fiscal 2013. This resulted in a 13% increase in average metal margin for each of the three and nine months ended May 31, 2014 and contributed to the improved adjusted operating profit for each such period.

These improvements in our Polish operations were due to an increase in demand as the negative effects of the value-added tax circumvention schemes that impacted this segment have begun to subside.

For the three and nine months ended May 31, 2014 and 2013, changes in the value of the U.S. dollar relative to other currencies did not have a material impact on this segment’s net sales. For the three and nine months ended May 31, 2014, adjusted operating profit for this segment was negatively impacted by $0.8 million and $6.2 million, respectively, as a result of changes in the value of the U.S. dollar relative to other currencies. Adjusted operating profit for the three and nine months ended May 31, 2013 was favorably impacted by $1.9 million and unfavorably impacted by $2.8 million, respectively, as a result of changes in the value of the U.S. dollar relative to other currencies.

International Marketing and Distribution

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2014	2013	2014	2013
Net sales	$604,045	$593,804	$1,687,010	$1,852,328
Adjusted operating profit	1,548	7,728	4,544	51,837
LIFO income (expense)	(4,482)	6,700	(10,161)	19,745

Net sales for this segment increased $10.2 million, or 2%, and decreased $165.3 million, or 9%, for the three and nine months ended May 31, 2014, respectively, when compared to the corresponding periods of the prior year. The increase in net sales for the three months ended May 31, 2014, was primarily related to an increase in volumes and average selling prices at our European divisions, as well as an increase in volumes at our Asian division. The decline in net sales for the nine months ended May 31, 2014 was primarily related to a decrease in volumes at our U.S.-based trading divisions, as well as a decrease in average selling prices at our Australian division, which outpaced an increase in volumes as ongoing aggressive competition for volumes continues in the Australian market.

Adjusted operating profit for this segment decreased $6.2 million and $47.3 million for the three and nine months ended May 31, 2014 when compared to the corresponding periods of the prior year. For the three months ended May 31, 2014, freight expenses increased 24% as a result of increase in volumes and an $11.2 million unfavorable change in pre-tax LIFO was reported. For the nine months ended May 31, 2014, the decline in adjusted operating profit was primarily attributed to the decline in net sales and a $29.9 million unfavorable change in pre-tax LIFO. The unfavorable change in pre-tax LIFO was due to increasing prices during each of the three and nine months ended May 31, 2014, compared with decreasing prices in each of the corresponding periods of fiscal 2013. Furthermore, results for the first nine months of fiscal 2013 included a $26.1 million pre-tax gain associated with the sale of our 11% ownership interest in Trinecke.

For the three and nine months ended May 31, 2014 and 2013, changes in the value of the U.S. dollar relative to other currencies did not have a material impact on this segment’s net sales or adjusted operating profit.

Corporate
Our corporate expenses for the three months ended May 31, 2014 were $18.2 million compared to $14.8 million for the three months ended May 31, 2013. The $3.4 million, or 23%, increase in corporate expenses is principally related to an increase in employee related expenses.

Interest Expense

Interest expense for the three and nine months ended May 31, 2014 increased when compared to the corresponding periods in fiscal 2013 due to an increase in our long-term debt in the third quarter of fiscal 2013. In addition, during the third and fourth quarters of fiscal 2013, we extinguished our previously outstanding $200 million of 5.625% Notes due 2013, resulting in a reduction in the amortization of the deferred gain that was recognized in conjunction with the termination of our interest rate swap transactions, further attributing to the increase in interest expense during the three and nine months ended May 31, 2014.

Income Taxes

Our effective income tax rate from continuing operations for the three and nine months ended May 31, 2014 was 36.5% and 32.8%, respectively, compared with 48.6% and 38.1% for the three and nine months ended May 31, 2013, respectively. The decrease in our effective income tax rate from continuing operations was attributed to the improvement in our international segments' operating results for the three and nine months ended May 31, 2014. Our effective income tax rate can change from period to period as a result of changes in the mix and amount of pre-tax income generated in the jurisdictions in which the Company operates. Our effective income tax rates can also be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in the rate.

DISCONTINUED OPERATIONS DATA

Adjusted operating loss from discontinued operations was $0.4 million for the three months ended May 31, 2014, compared with adjusted operating profit of $1.0 million for the three months ended May 31, 2013. Adjusted operating profit from discontinued operations was $22.5 million for the nine months ended May 31, 2014, compared to adjusted operating profit of $3.2 million for the nine months ended May 31, 2013. On October 17, 2013, the Company sold all of the outstanding capital stock of Howell Metal Company, our wholly owned copper tube manufacturing operation ("Howell") for $58.5 million, of which $4.2 million was held in escrow, subject to customary purchase price adjustments. During the second quarter of fiscal 2014, the Company made a $3.0 million working capital adjustment, which is included in the Company's estimated pre-tax gain of $23.8 million. We have included Howell in discontinued operations for all periods presented. Howell was previously an operating segment included in the Americas Mills reporting segment.
OUTLOOK

We anticipate that our operational results for the fourth quarter of fiscal 2014 will remain consistent with the results for our fiscal 2014 third quarter. The American Institute of Architects Architecture Billings Index (ABI) for May rose a full three points over April to 52.6, indicating positive directional growth in the U.S. construction markets. On the rebar import front, we saw a slow-down from Mexico during the third quarter of fiscal 2014, and we plan to continue monitoring the volume of rebar imports from Turkey and other European and Asian countries, until the pending countervailing and anti-dumping decisions are finalized by the

U.S. Commerce Department, which we expect to take place in the latter part of 2014. As a result of the new electric arc furnace that our Polish operations successfully commissioned during the third quarter of fiscal 2014, we anticipate that our International Mill segment will begin to benefit from productivity and cost improvements in fiscal 2015.
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

The table below reflects our sources, facilities and availability of liquidity as of May 31, 2014:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$437,210	$ N/A
Revolving credit facility	300,000	264,465
Domestic receivable sales facility	200,000	130,000
International accounts receivable sales facilities	127,547	48,595
Bank credit facilities — uncommitted	99,436	98,450
Notes due from 2017 to 2023	1,230,000	*
Equipment notes	25,126	*

* We believe we have access to additional financing and refinancing, if needed.

We have $400 million of 6.50% notes due July 2017, $500 million of 7.35% notes due August 2018 and $330 million of 4.875% notes due May 2023. All of our notes require interest only payments until maturity. We expect cash from operations to be sufficient to meet all interest and principal payments due within the twelve months ending May 31, 2015, and we believe we will be able to obtain additional financing or to refinance these notes when they mature.

CMC Poland Sp. z.o.o. ("CMCP") has uncommitted credit facilities of PLN 205.0 million ($67.4 million) with several banks with expiration dates ranging from October 2014 to March 2015. We intend to renew the uncommitted credit facilities upon expiration. During the nine months ended May 31, 2014, CMCP had total borrowings of $89.5 million and total repayments of $89.5 million under these facilities. At May 31, 2014, no material amounts were outstanding under these facilities.

The maximum availability under our $300.0 million revolving credit facility (the "credit facility") can be increased to $400.0 million with the consent of both CMC and our lenders. The credit facility's capacity, with a sublimit of $50.0 million for letters of credit, is reduced by outstanding stand-by letters of credit which totaled $35.5 million at May 31, 2014. Under the credit facility, we are required to maintain a minimum interest coverage ratio (adjusted EBITDA to interest expense, as each is defined in the credit facility) of not less than 3.00 to 1.00 for each fiscal quarter on a rolling twelve month cumulative period following November 30, 2012. At May 31, 2014, our interest coverage ratio was 4.84 to 1.00. The credit facility also requires us to maintain a debt to capitalization ratio that does not exceed 0.60 to 1.00. At May 31, 2014, our debt to capitalization ratio was 0.50 to 1.00. The credit facility provides for interest based on the LIBOR, the Eurodollar rate or Bank of America's prime rate.

On June 26, 2014, the Company entered into a fourth amended and restated credit agreement with a revolving credit facility of $350.0 million and a maturity date of June 2019. The maximum availability under the new credit facility can be increased to $500.0 million. Consistent with the Company's previous revolving credit facility, the new facility's capacity includes $50.0 million for the issuance of stand-by letters of credit.

Under the new credit facility, the Company will be required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the credit agreement) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the Company’s $400 million of 6.50% Senior Notes due July 2017 (“2017 Notes”) and its $500 million of 7.35% Senior Notes due August 2018 (“2018 Notes”) and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, the Company will be required to maintain liquidity of at least $150 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the new credit facility bear interest at (i) the Eurocurrency rate, (ii) a base rate, or (iii) the LIBOR rate.

Our foreign operations generated approximately 28% of our revenue during the third quarter of fiscal 2014, and as a result, our foreign operations had cash and cash equivalents of approximately $56.8 million at May 31, 2014. Historically, our domestic operations have generated the majority of our cash, which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our domestic operations have access to the credit facility described above and the $200.0 million sale of accounts receivable program described below. The Company intends to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 54% of total receivables at May 31, 2014.

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

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed revolving credit facility and are not included in our overall liquidity analysis. The Company had $116.2 million and $112.3 million of documentary letters of credit outstanding at May 31, 2014 and August 31, 2013, respectively.

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

During the first nine months of fiscal 2014, we generated $94.3 million of net cash flows from operating activities compared to $43.1 million of net cash flows from operating activities during the first nine months of fiscal 2013. Significant fluctuations in working capital were as follows:

•
Accounts receivable and accounts receivable sold, net - For the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013, collections slowed resulting in the change in accounts receivable cash flows. This resulted in a one day increase in days sales outstanding to 49 days at May 31, 2014 from 48 days at May 31, 2013. The change in accounts receivable sold, net cash flows was the result of advance payments collected on receivables sold.

•
Inventories - For the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013, the change in inventories cash flows was primarily related to our International Mill and International Marketing and Distribution segments. Our European trading operations experienced increased volume, year over year, with inventory levels increasing in order to meet further demand. The increase in inventories in our International Mill segment were due to a strategic stocking of semi-finished goods and finished goods in preparation for the installation of a new electric arc furnace. As a result, days sales in inventories increased nine days to 55 days at May 31, 2014 from 46 days at May 31, 2013.

•
Accounts payable, accrued expenses and other payables - For the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013, the change in cash flows was primarily the result of increased trade payables correlated with the increases in inventories and timing of payments.

Net cash flows used by investing activities were $8.7 million for the nine months ended May 31, 2014, compared with net cash flows used by investing activities of $22.8 million for the nine months ended May 31, 2013. The change in net cash flows from investing activities is primarily a result of $52.3 million of cash proceeds from the sale of Howell in the current fiscal year.

We expect our total capital expenditures for fiscal 2014 to be between $130 million and $140 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Net cash flows used by financing activities were $28.1 million for the first nine months of fiscal 2014, compared with cash flows from financing activities of $169.6 million during the first nine months of fiscal 2013. In May 2013, we issued $330.0 million of 4.875% Senior Notes due May 15, 2023 (the “2023 Notes”) and received proceeds of $325.0 million, net of underwriting discounts and debt issuance costs.

An increase in documentary letters of credit over the period resulted in cash flow from financing activities of $3.0 million. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity. Additionally, we had a release of $18.0 million in restricted cash that had been serving as collateral for letters of credit obligations for our Australian subsidiary. Offsetting these increases in cash flows from financing activities, our cash dividends remained consistent at $42.3 million and $42.0 million for the nine months ended May 31, 2014 and 2013, respectively.

Our estimated contractual obligations for the twelve months ending May 31, 2015 were approximately $1 billion and constitute expenditures incurred in connection with normal revenue producing activities. We believe our cash flows from operating activities and credit facilities are adequate to fund our ongoing operations and planned capital expenditures.
CONTRACTUAL OBLIGATIONS

There were no material changes to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2014, we had committed $35.7 million under these arrangements.
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
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, with respect to economic conditions, our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

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
ITEM 4. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods, and includes controls and procedures designed to ensure that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and they have concluded that as of that date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended May 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013, on September 18, 2008, the Company was served with a class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including CMC. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleged that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purported to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and September 2008 (collectively, the "Direct Purchaser Plaintiffs"), sought treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest.

On March 14, 2014, the Company entered into a final settlement agreement with the Direct Purchaser Plaintiffs. As part of that final settlement, in April 2014, the Company paid approximately $4 million to the Direct Purchaser Plaintiffs in consideration for the full and final release of all claims of the Direct Purchaser Plaintiffs. The Company continues to maintain that the claims lack merit and that it has full and complete defenses to all of the claims asserted against it. However, the Company agreed to enter into the settlement agreement to avoid further expense, inconvenience, and distraction of burdensome and protracted litigation. The settlement received preliminary court approval and is now only subject to final court approval.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A Part I of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.
ITEM 5. OTHER INFORMATION

On June 26, 2014, the Company entered into a fourth amended and restated credit agreement with a revolving credit facility of $350.0 million and a maturity date of June 2019. The maximum availability under the new credit facility can be increased to $500.0 million. Consistent with the Company’s previous revolving credit facility, the new facility’s capacity includes $50.0 million for the issuance of standby letters of credit.

Under the new credit facility, the Company will be required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the credit agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the credit agreement) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the Company’s $400 million of 6.50% Senior Notes due July 2017 (“2017 Notes”) and its $500 million of 7.35% Senior Notes due August 2018 (“2018 Notes”) and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, the Company will be required to maintain liquidity of at least $150 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the new credit facility bear interest at (i) the Eurocurrency rate based on the LIBOR rate, the Canadian dealer offered rate or bill swap reference bid rate, in each case plus a margin ranging from 1.00% to 2.00%, (ii) a base rate based on the highest of Bank of America’s prime rate, the federal funds rate plus 0.50% and the Eurocurrency rate plus 1.00%, in each case plus a margin ranging from 0.00% to 1.00%, or (iii) the LIBOR rate plus a margin ranging from 1.00% to 2.00%. The margin is determined based on our debt rating as of the date of determination.

The Company’s obligations under the new credit facility are guaranteed by each of the Company’s material domestic subsidiaries (as defined in the credit agreement) and the obligations of CMC International Finance S.à R.L., a borrower under the new credit facility, are guaranteed by one of the Company’s material foreign subsidiaries (as defined in the credit agreement). The new credit facility contains customary representations, warranties, covenants and events of default. The new credit facility is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and the foregoing description is qualified in its entirety by reference to such exhibit. As of July 1, 2014, no amount was drawn under the new credit facility. The new credit facility’s capacity was reduced by outstanding letters of credit totaling $35.6 million as of July 1, 2014.

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

3.1(d)
Certificate of Amendment of Restated Certificate of Incorporation dated January 30, 2004 (filed as Exhibit 3(i)(d) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 and incorporated herein by reference).

3.1(e)
Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3.1(f)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals' Form 8-A filed August 3, 1999 and incorporated herein by reference).

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

10.1
Fourth Amended and Restated Credit Agreement, dated June 26, 2014, by and among Commercial Metals Company, CMC International Finance S.à R.L., the lenders party to thereto and Bank of America, N.A., as administrative agent (filed herewith).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

July 1, 2014	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

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

3.1(d)
Certificate of Amendment of Restated Certificate of Incorporation Dated January 30, 2004 (filed as Exhibit 3(i)(d) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 and incorporated herein by reference).

3.1(e)
Certificate of Amendment of Restated Certificate of Incorporation dated January 26, 2006 (filed as Exhibit 3(i) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

3.1(f)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals' Form 8-A filed August 3, 1999 and incorporated herein by reference).

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

10.1
Fourth Amended and Restated Credit Agreement, dated June 26, 2014, by and among Commercial Metals Company, CMC International Finance S.à R.L., the lenders party to thereto and Bank of America, N.A., as administrative agent (filed herewith).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (Unaudited) (submitted electronically herewith).