Form 10-K
period 2014-08-31
COMMERCIAL METALS CO
filed 2014-10-30
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4304
Commercial Metals Company
(Exact name of registrant as specified in its charter)

Delaware	75-0725338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 North MacArthur Blvd, Irving, TX (Address of principal executive offices)	75039 (Zip Code)
Registrant's telephone number, including area code: (214) 689-4300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the common stock on February 28, 2014, held by non-affiliates of the registrant, based on the closing price per share on February 28, 2014, on the New York Stock Exchange was approximately $2,268,936,572. (For purposes of determination of this amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
The number of shares outstanding of common stock as of October 27, 2014 was 118,157,462.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated by reference into the listed Part of Form 10-K:
Registrant's definitive proxy statement for the 2015 annual meeting of stockholders — Part III

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

GENERAL

Commercial Metals Company ("CMC") together with its consolidated subsidiaries (collectively, the "Company," "we," "our" or "us") manufacture, recycle and market steel and metal products, related materials and services through a network including steel mills, commonly referred to as "minimills", steel fabrication and processing facilities, construction-related product warehouses, metal recycling facilities and marketing and distribution offices in the United States and in strategic international markets.

We were incorporated in 1946 in the State of Delaware. Our predecessor company, a metals recycling business, has existed since approximately 1915. We maintain our executive offices at 6565 North MacArthur Boulevard in Irving, Texas, telephone number (214) 689-4300. Our fiscal year ends August 31, and any reference in this Form 10-K to any year refers to fiscal year ended August 31 of that year unless otherwise noted.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our website, http://www.cmc.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the Securities and Exchange Commission.

We have five business segments across two geographic divisions. Our CMC Americas Division includes three segments: Americas Recycling, Americas Mills and Americas Fabrication. Our CMC International Division includes two segments: International Mill and International Marketing and Distribution. Financial information for the last three fiscal years concerning our five business segments and the geographic areas of our operations is incorporated herein by reference from "Note 21, Business Segments" of the notes to consolidated financial statements, which are contained in Part II, Item 8 of this Form 10-K.

CMC AMERICAS DIVISION OPERATIONS

AMERICAS RECYCLING

Our Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 29 scrap metal processing facilities with 15 locations in Texas, six locations in Florida, two locations in Missouri and one location each in Georgia, Kansas, Louisiana, North Carolina, Oklahoma and Tennessee.

We purchase ferrous and nonferrous metals, processed and unprocessed, from a variety of sources in a variety of forms for our metal processing facilities. Sources of metal for processing include manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, railroads, refineries, shipyards, ordinance depots, demolition businesses, automobile salvage firms and wrecking firms. Collectively, small scrap metal collection firms are a major supplier.

Our scrap metal processing facilities typically consist of an office and a warehouse building located on several acres of land that we use for receiving, sorting, processing and storing metals. Our warehouse buildings are equipped with specialized equipment for processing both ferrous and nonferrous metal. Several of our scrap metal processing facilities use a small portion of their site or a nearby location to display and sell metal products that may be reused for their original purpose without further processing. We equip our larger metal processing facilities with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators, which enable these facilities to efficiently process large volumes of scrap metals.

Two of our metal processing facilities have extensive equipment that segregates metallic content from large quantities of insulated wire. To facilitate processing, shipping and receiving, we equip our ferrous metal processing facilities with presses, shredders or hydraulic shears to prepare and compress scrap metal for easier handling. We use cranes to handle scrap metals for processing and to load material for shipment. We primarily transport processed ferrous metal to consumers by open gondola railcar; therefore many of our metal processing facilities have rail access. When water access is available, we transport processed ferrous metal via barge.

Americas Recycling operates four large shredding machines, two in Texas, one in Florida, and one in Oklahoma, capable of pulverizing obsolete automobiles or other sources of scrap metal. We have three additional shredders, two operated by our Americas Mills segment and one operated by our International Mill segment. With the exception of precious metals, our scrap metal processing facilities recycle and process practically all types of metal.

We sell scrap metals to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Ferrous metal is the primary raw material for electric arc furnaces, such as those operated by our Americas Mills segment, and other minimills. Some minimills periodically supplement purchases of ferrous metal with direct reduced iron and pig iron for certain product lines. Our Irving office coordinates the sale of substantially all scrap metals from our metal processing facilities to our customers. We negotiate export sales through our global network of offices as well as through our Irving office.

We are not materially dependent on any single source for the scrap metal we purchase. One customer represented 16% of our Americas Recycling segment's revenues in fiscal 2014, compared to 14% and 17% in fiscal 2013 and 2012, respectively. Our recycling business competes with other scrap metal processors and primary nonferrous metal producers, both in the U.S. and internationally, for sales of nonferrous materials. Consumers of nonferrous metals frequently can utilize primary or "virgin" ingot processed by mining companies instead of nonferrous metals. The prices of nonferrous metals are closely related to, but generally are less than, the prices of primary or "virgin" ingot.

This segment's level of exports during a period is dependent on the level of demand and supply in the various markets we serve. Additionally, for certain commodities the primary markets are outside of the United States. We exported 4% of our ferrous scrap tonnage and 24% of our nonferrous scrap tonnage during fiscal 2014. This compares to ferrous scrap tonnage exports of 6% and nonferrous scrap tonnage exports of 27% during fiscal 2013. The decline in the percentage of scrap tonnage exported was the result of a trend in product mix towards products primarily sold in U.S. markets and favorable U.S. pricing during fiscal 2014.

AMERICAS MILLS

Our Americas Mills segment includes our five steel mills, commonly referred to as "minimills", two scrap metal shredders and ten scrap metal processing facilities that directly support the steel minimills; and a railroad salvage company.

Our five steel minimills, located in Alabama, Arizona, Arkansas, South Carolina and Texas, produce one or more of steel reinforcing bar ("rebar"), angles, flats, rounds, small beams, fence-post sections and other shapes. We utilize a fleet of trucks that we own as well as private haulers to transport finished products from the minimills to our customers and to our steel fabrication facilities. To minimize the cost of our products, to the extent feasibly consistent with market conditions and working capital demands, we prefer to operate all of our minimills at, or near full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at U.S. competitors, customer inventory levels or a decrease in construction activity may reduce demand for our products and limit our ability to operate the minimills at full capacity. Through our operations and capital improvements, we strive to increase productivity and capacity at the minimills and to enhance our product mix. Because the steel mill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years, we have spent approximately $107 million, or 36%, of our total capital expenditures on projects within our Americas Mills segment.

The following table compares the amount of steel melted, rolled and shipped by our five steel minimills in the past three fiscal years:

(in short tons)	2014	2013	2012
Tons melted	2,627,000	2,407,000	2,568,000
Tons rolled	2,437,000	2,295,000	2,206,000
Tons shipped	2,773,000	2,561,000	2,682,000

Descriptions of minimill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our minimills roll many different types and sizes of products in their range depending on market conditions including pricing and demand. Our estimated annual capacity for finished goods of 2,900,000 short tons assumes a typical product mix and will vary with the products we actually produce.

Our Alabama, South Carolina and Texas minimills each consist of:

•	a melt shop with an electric arc furnace that melts ferrous metal;

•	continuous casting equipment that shapes molten metal into billets;

•	a reheating furnace that prepares billets for rolling;

•	a rolling mill that forms products from heated billets;

•	a mechanical cooling bed that receives hot products from the rolling mill;

•	finishing facilities that cut, straighten, bundle and prepare products for shipping; and

•	supporting facilities such as maintenance, warehouse and office areas.

Our Alabama minimill primarily manufactures products that are larger in size relative to products manufactured by our other steel minimills. These larger size products include mid-size structural steel products such as angles, channels, beams of up to eight inches and special bar quality rounds and flats. This minimill does not produce rebar. Our Alabama minimill sells primarily to service centers; however, it also sells to customers in the construction, manufacturing and fabricating industries. The Alabama minimill primarily ships its products to customers located in Alabama, Georgia, Texas, Florida and Indiana.

Our minimill in Arizona utilizes a "continuous continuous" design where metal flows uninterrupted from melting to casting to rolling. It is more compact than existing, larger capacity steel minimills, and production is dedicated to a limited product range. This minimill primarily produces rebar; however, it also manufactures fence post sections. Our Arizona minimill sells primarily to customers in the construction and fabricating industries. It also sells to service centers. The Arizona minimill ships its products to customers located in the Southwest region, primarily Arizona and California. In addition to the minimill, we operate a rebar fabrication facility located on the same site.

Our South Carolina minimill manufactures a full line of bar size products, primarily rebar. This minimill also manufactures angles, rounds, squares, fence post sections and flats. Our South Carolina minimill sells primarily to customers in the construction and energy industries; however it also sells to service centers, manufacturers of original equipment, and the agricultural industry. The South Carolina minimill ships its products to customers located in the Southeast and mid-Atlantic regions, which include the states from Florida through southern New England. In addition to the minimill, we operate a recycling yard, a steel fence post manufacturer, and an alloy briquetting facility located on the same site.

Our Texas minimill manufactures a full line of bar size products, including rebar, angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. This minimill sells primarily to the construction, energy and petrochemical industries; however, it also sells to service centers and manufacturers of original equipment. The Texas minimill primarily ships its products to customers located in Texas, Oklahoma and Louisiana. It also ships products to approximately 20 other states and Central America. In addition to the minimill, we operate a rebar fabrication facility, a shredder and downstream equipment located on the same site.

The primary raw material that our Texas, Alabama, South Carolina and Arizona minimills use is ferrous metal. This segment operates ten metal processing facilities with four located in South Carolina, four located in Texas, and two located in Alabama, which directly support the minimills. This segment also includes two shredders. We believe the supply of ferrous metal is adequate to meet our future needs, but it has historically been subject to significant price fluctuations which have occurred more rapidly over the last several years. All four of these minimills consume large amounts of electricity and natural gas. We have not had any significant curtailments, and we believe that energy supplies are adequate. The supply and demand of regional and national energy and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.

Our smaller Arkansas minimill does not have a melt shop or continuous casting equipment. The Arkansas minimill manufacturing process begins with a reheating furnace capable of utilizing billets acquired either from our other minimills or from unrelated suppliers or used rail, primarily salvaged from railroad abandonments. The remainder of the manufacturing process utilizes a rolling mill, cooling bed and finishing equipment and support facilities similar to, but on a smaller scale than, those at our other minimills. The Arkansas minimill primarily manufactures fence post stock, small diameter rebar and bed frame angles with some flats, angles and squares. Our Arkansas minimill primarily sells to customers in the construction and manufacturing industries. In addition to the minimill, we have a steel post manufacturing operation located on the same site.

At our Arkansas minimill and our facilities in San Marcos, Texas, Brigham City, Utah, and Cayce, South Carolina, we fabricate fence post stock into studded "T" metal fence posts. Since our Arkansas minimill does not have melting facilities, the minimill depends on an adequate supply of competitively priced billets or used rail. The availability of these raw materials fluctuates with the level of excess billet production by our minimills or that offered for sale by steel producers and for rail, the pace of railroad abandonments, rail replacement by railroads, demand for used rail from competing domestic and foreign rail rerolling mills.

No single customer represented 10% or more of our Americas Mills segment's revenues in fiscal 2014, 2013 and 2012. Due to the nature of certain stock products we sell in the Americas Mills segment, we do not have a long lead time between receipt of a purchase order and the delivery of product. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of these operations. Backlog for our Americas Mills minimills at August 31, 2014 was approximately $256.2 million, compared to $252.2 million at August 31, 2013.

On October 17, 2013, we sold all of the outstanding capital stock of our wholly owned copper tube manufacturing operation, Howell Metal Company ("Howell"), for $58.5 million, of which $3.2 million was held in escrow as of August 31, 2014, subject to customary purchase price adjustments. During the second quarter of fiscal 2014, we made a $3.0 million working capital adjustment, which is included in our estimated pre-tax gain of $23.8 million. We have included Howell in discontinued operations for all periods presented.

AMERICAS FABRICATION

Our Americas Fabrication segment consists of our steel fabrication facilities that bend, weld, cut and fabricate steel, primarily rebar; warehouses that sell or rent products for the installation of concrete; facilities that produce steel fence posts; and facilities that heat-treat steel to strengthen and provide flexibility.

Steel Fabrication
Through our Americas Fabrication segment we operate 46 facilities that we consider to be engaged in the various aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel, with four facilities fabricating only steel fence posts. We obtain steel for these facilities from our own minimills and directly from third-party steel vendors. In addition, we utilize our marketing and distribution business to purchase steel from other steel manufacturers.

We conduct steel fabrication activities in 15 locations in Texas, five in California, four in South Carolina, three in Florida, two each in Arkansas, Colorado, Illinois, Louisiana, North Carolina and Virginia, and one each in Arizona, Georgia, Mississippi, Nevada, New Mexico, Tennessee and Utah.

Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums, and dams. Generally, we sell fabricated steel in response to a bid solicitation from a construction contractor or from a project owner. Typically, the contractor or the owner of the project awards the job based on the competitive prices of the bids and does not negotiate with the bidders individually.

Construction Services
Our Construction Services business unit sells and rents construction-related products and equipment to concrete installers and other businesses in the construction industry. We have 22 locations in Texas, Louisiana, and Oklahoma, where we store and sell these products which, with the exception of a small portion of steel products, are purchased from third-party suppliers.

Impact Metals

We provide heat-treated steel products through CMC Impact Metals. CMC Impact Metals is one of North America's premier producers of high strength steel products. We operate facilities in Pennsylvania, Ohio and Alabama which manufacture armor plate for military vehicles, high strength bar for the truck trailer industry and special bar quality steel for the energy market. CMC Impact Metals works closely with our Alabama minimill, our distribution business and other steel mills that sell specialized heat-treated steel for customer specific use.

Backlog in our steel fabrication operations was approximately $759.7 million at August 31, 2014, compared to $713.8 million at August 31, 2013. We do not consider other backlogs in the Americas Fabrication segment to be material. No single customer accounted for 10% or more of our Americas Fabrication segment's sales in 2014, 2013 and 2012.

CMC INTERNATIONAL DIVISION OPERATIONS

INTERNATIONAL MILL

Our International Mill segment is comprised of all mill, recycling and fabrication operations located in Poland. Our subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), owns a steel minimill and conducts its mill operations in Zawiercie, Poland. CMCP operates equipment similar to our U.S. steel minimills. This segment's operations are conducted through: two rolling minimills that produce primarily rebar and high quality merchant products; a specialty rod finishing mill; our scrap processing facilities that provide approximately 40% of CMCP's scrap requirements; and four steel fabrication facilities primarily for rebar and mesh. The CMCP minimill operation has annual rolling capacity of 1,200,000 short tons.
CMCP is a significant manufacturer of rebar, merchant bar and wire rod in Central Europe, selling primarily to fabricators, manufacturers, distributors and construction companies. The majority of sales are to customers within Poland; however, approximately 26% of CMCP's sales are comprised of export sales to the Czech Republic, Germany, Slovakia and other countries. Ferrous metal, the principal raw material used by CMCP, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available, although they are subject to significant price fluctuations. A large capacity scrap metal shredding facility similar to the largest shredder we operate in the United States is located at CMCP and supplies CMCP with a portion of its scrap metal requirements. No single customer represented 10% or more of our International Mill segment's revenue in fiscal 2014 and 2012. One customer represented 10% of our International Mill segments revenue in fiscal 2013.
CMCP operates a flexible rolling mill designed to allow efficient and flexible production of a range of medium section merchant bar product. This rolling mill has a second finishing end designed to produce higher grade wire rod. This rolling mill complements the facility's other rolling mill dedicated primarily to rebar production.

Our international fabrication operations have expanded downstream captive uses for a portion of the rebar and wire rod manufactured at CMCP. We conduct rebar fabrication activities in Zawiercie, Żyrardów and Glogów Małopolski, Poland. These three rebar fabrication facilities are similar to those operated by our U.S. fabrication facilities and sell fabricated rebar to contractors for incorporation into construction projects. In addition to fabricated rebar, these facilities sell fabricated mesh, assembled rebar cages and other rebar byproducts.

Additionally, we operate a fabrication facility in Dabrowa Górnicza, Poland that produces welded steel mesh, cold rolled wire rod and cold rolled rebar. This operation enables our international fabrication operations to supplement sales of fabricated rebar by also offering wire mesh to customers which include metals service centers and construction contractors. We maintain a presence in the Polish fabrication market but we also sell to neighboring countries such as the Czech Republic, Germany and Slovakia.

During the first quarter of fiscal 2012, we announced the closure of our Croatian pipe mill, CMC Sisak, d.o.o. ("CMCS"). After review of the marketplace and our production capabilities, we determined that achieving sustained profitability would take additional time and investment in an operation which was not considered part of our core business. In June 2012, we completed the sale of all of the outstanding shares of CMCS for $30.6 million, of which $3.1 million will be paid, subject to the satisfaction of certain conditions. As part of the share sale, certain assets were excluded from the transaction. The Company sold a majority of the excluded assets during fiscal 2012, resulting in a pre-tax gain of $13.8 million, including a foreign currency translation gain of $7.5 million. The remaining assets were sold during the first quarter of fiscal 2013 for $3.9 million with no impact to the consolidated statements of operations. Additionally, we sold our rebar fabrication shop in Rosslau, Germany for $11.3 million which resulted in a fourth quarter loss of $3.8 million in fiscal 2012.

INTERNATIONAL MARKETING AND DISTRIBUTION

Our International Marketing and Distribution segment includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes two of the Company's marketing and distribution divisions headquartered in the United States, CMC Cometals and CMC Cometals Steel, and a recycling facility in Singapore. We buy and sell primary and secondary metals, fabricated metals, semi-finished, long and flat steel products and other industrial products. During the past year, our International Marketing and Distribution facilities sold approximately 3.8 million short tons of steel products in addition to raw materials. We market and distribute these products through our global network of offices and processing facilities. Our customers use these products in a variety of industries.

We purchase steel products, industrial minerals, ores, metal concentrates and ferroalloys from producers in U.S. and international markets. We utilize long-term contracts, spot market purchases and trading transactions to purchase materials. To obtain favorable long-term supply agreements, we occasionally offer assistance to producers by arranging structured finance transactions to suit their objectives.

We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory, construction and transportation industries. We sell directly to our customers through and with the assistance of our offices in Irving, Texas; Fort Lee, New Jersey; Sydney, Perth, Melbourne, Brisbane and Adelaide, Australia; Singapore; Bangkok, Thailand; Zug, Switzerland; Luxembourg; Kürten, Germany; Cardiff, United Kingdom; Temse, Belgium; Hong Kong; Beijing, Guangzhou and Shanghai, China. We have representative offices in Moscow and Malaysia, and we have agents located in significant international markets. Our network of offices shares information regarding the demand for our materials, assists with negotiation and performance of contracts and other services for our customers and identifies and maintains relationships with our sources of supply.

In the fourth quarter of fiscal 2014, we made the decision to exit our steel trading business headquartered in Zug, Switzerland. In connection with this decision, severance and other exit costs incurred by the Company were not material. The operation will service existing customer commitments and we expect to wind down operations and liquidate any remaining inventories over the next several months.

In most transactions, we act as a principal by taking title and ownership of the products. We are at times designated as a marketing representative, sometimes exclusively, by product suppliers and on occasion we act as a broker for these products. We buy and sell these products in almost all major markets throughout the world where permitted by United States companies.

As opposed to companies that trade commodity futures contracts and frequently do not take delivery, we market physical products. As a result of sophisticated global communications, our customers and suppliers often have easy access to quoted market prices, although such price quotes are not always indicative of actual transaction prices. Therefore, to distinguish ourselves, we focus on value-added services for both sellers and buyers. Our services include actual physical market pricing and trend information (in contrast to market information from more speculative metal exchange futures), technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just-in-time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions. We perform these services in the normal course of business, and these services are included in the transaction price as there is no separate revenue stream for each service. We limit exposure to price fluctuations by offsetting purchases with concurrent sales. We also enter into foreign currency exchange contracts as economic hedges of sales and purchase commitments denominated in currencies other than the U.S. dollar or the functional currency of our international subsidiaries. In general, we do not enter into derivative contracts for speculative or trading purposes.

We believe we are the largest marketer of imported steel in Australia. We utilize warehouse facilities at several Australian ports to facilitate distribution, including just-in-time delivery and logistics management. CMC Steel Distribution Pty. Ltd. ("Steel Distribution") is a major distributor and processor of steel sheet, coil and long products, which are predominately procured from Australian sources but at times are supplied by our own import operations. Steel Distribution operates processing facilities in Brisbane, Sydney and Melbourne, maintains warehouses in Adelaide and Perth and has smaller regional sales outlets in various locations, including Darwin and Townsville. G.A.M. Steel Pty. Ltd. ("G.A.M.") based in Melbourne, Australia is a leading distributor and processor of steel long products and plate in the state of Victoria, Australia, and services the structural fabrication, rural and manufacturing segments in the state of Victoria, Australia. The Australian operations also operate an industrial products distribution business supplying metals related industries including steel mills, foundries and smelters.

This segment also operates a recycling facility in Singapore. The facility is similar to those operated by our Americas Recycling segment but on a smaller scale, and is operated as part of the International Marketing and Distribution segment due to its oversight by managers in this segment.

In September 2014, the Company made the decision to exit its steel distribution business in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, the Company determined that achieving acceptable financial returns would take additional time and investment.

During the first quarter of fiscal 2013, we completed the sale of our 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million.

For financial data on the above segments, see "Financial Statements and Supplementary Data — Note 21, Business Segments."

SEASONALITY

Many of our minimills and fabrication facilities serve customers in the construction industry. Due to the increase in construction during the spring and summer months, our sales are generally higher in the third and fourth quarters than in the first and second quarters of our fiscal year.

COMPETITION

We believe our Americas Recycling segment is one of the largest entities engaged in the recycling of nonferrous metals in the United States. We are also a major regional processor of ferrous metal. The metal processing business is subject to cyclical fluctuations based upon the availability and price of unprocessed scrap metal and the demand for steel and nonferrous metals. In our Americas Recycling segment, we compete primarily on price and on the services we provide to scrap suppliers and generators. The price offered for scrap metal is the principal competitive factor in acquiring material from smaller scrap metals collection firms. Industrial generators of scrap metal may also consider factors other than price, such as supplying appropriate collection containers, timely removal, reliable documentation including accurate and detailed purchase records with customized reports, the ability to service multiple locations, insurance coverage, and the buyer's financial strength.

Our Americas Mills segment competes with regional, national and foreign manufacturers of steel. We produce a significant percentage of the total domestic output of rebar. We do not produce a significant percentage of the total U.S. output of other products of ours. However, we are considered a substantial supplier in the markets near our facilities. We compete primarily on the services we provide to our customers and on the price and quality of our products. See "Risk Factors — Risks Related to Our Industry" below.

Our Americas Fabrication segment competes with regional and national suppliers. We believe that we are among the largest fabricators of rebar in the United States. We also believe that we are the largest manufacturer of steel fence posts in the United States.

Our International Mill segment competes with several large manufacturers of rebar and wire rod in Central and Eastern Europe, primarily on the basis of price, quality and product availability. We also compete on delivery times utilizing our global supply chain of steel producers and logistic partners. We believe that CMCP is the second largest supplier of wire rod and rebar in the Polish market.

Our International Marketing and Distribution segment operates in a highly competitive sector. We compete primarily on the price, quality and reliability of our products, our financing alternatives and the additional services we provide. In this business, we compete with other U.S. and foreign trading companies, some of which are larger and may have access to greater financial resources. In addition, some of our competitors may be able to pursue business without restriction by the laws of the United States. We also compete with industrial consumers who purchase directly from suppliers, and from importers and manufacturers of semi-finished ferrous and nonferrous metals. We believe Steel Distribution and G.A.M., distributors of steel products in Australia, are the largest independent distributors of those products in Australia.

ENVIRONMENTAL MATTERS

A significant factor in our business is our compliance with environmental laws and regulations. See "Risk Factors — Risks Related to Our Industry" below. Compliance with and changes in various environmental requirements and environmental risks applicable to our industry may adversely affect our results of operations and financial condition.

Occasionally, we may be required to clean up or take certain remediation action with regard to sites we use or formerly used in our operations. We may also be required to pay for a portion of the clean up or remediation cost at sites we never owned or at sites which we never operated, if we are found to have arranged for treatment or disposal of hazardous substances on the sites. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and analogous state statutes, we could be responsible for both the costs of cleanup as well as for associated natural resource damages. The U.S. Environmental Protection Agency ("EPA"), or equivalent state agency, has named us as a potentially responsible party ("PRP") at several Federal Superfund sites or similar state sites. In some cases, these agencies allege that we are one of many PRPs responsible for the cleanup of a site because we sold scrap metals to or otherwise disposed of materials at the site. With respect to the sale of scrap metals, we contend that an arm's length sale of valuable scrap metal for use as a raw material in a manufacturing process that we do not control should not constitute "an arrangement for disposal or treatment of hazardous substances" as defined under Federal law. In 2000, the Superfund Recycling Equity Act was signed into law which, subject to the satisfaction of certain conditions, provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under Federal law. Despite Congress' clarification of the intent of the Federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials, and we continue to support clarification of state laws and regulations consistent with Congress' action.

New federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2014, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $34.5 million. In addition, we estimate that we spent approximately $6.6 million during 2014 on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2015 to be approximately $18.0 million.

EMPLOYEES

As of August 31, 2014, the Company had the following number of employees:

Segment	Number of Employees
Americas Recycling	1,340
Americas Mills	1,744
Americas Fabrication	3,190
International Mill	1,825
International Marketing and Distribution	694
Corporate	500
Total	9,293

Certain of our employees belong to unions for collective bargaining purposes, including employees at one metal processing facility and five fabrication facilities within the Americas division, and approximately 41% of International Mill's employees. We believe that our labor relations are generally good to excellent and our work force is highly motivated.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors typically elects officers at its first meeting after our annual stockholders meeting. Our executive officers continue to serve for terms set from time to time by our Board of Directors in its discretion. The table below sets forth the name, current position and offices, age and period served for each of our executive officers.

			EXECUTIVE
NAME	CURRENT POSITION & OFFICES	AGE	OFFICER SINCE
Joseph Alvarado	Chairman of the Board, President and Chief Executive Officer	62	2010
Adam B. Batchelor	Vice President of Strategy and Planning	33	2013
Carey J. Dubois	Vice President and Treasurer	54	2012
John Elmore	Senior Vice President and President of CMC International	56	2012
Terry Hatten	Vice President and Chief Human Resources Officer	47	2013
Adam R. Hickey	Vice President and Controller	39	2012
Paul K. Kirkpatrick	Vice President, General Counsel and Corporate Secretary	43	2013
Tracy L. Porter	Senior Vice President and President, CMC Americas Division	57	2010
Barbara R. Smith	Senior Vice President and Chief Financial Officer	55	2011

Joseph Alvarado was hired by the Company in April 2010, as Executive Vice President and Chief Operating Officer. From 2004 to 2007, Mr. Alvarado served as President and Chief Operating Officer at Lone Star Technologies, Inc., a Dallas, Texas-based company and manufacturer and marketer of alloy and carbon welded oil country tubular goods and line pipe. In 2007, U.S. Steel, a steel producer, acquired Lone Star Technologies, Inc. and named him President, U.S. Steel Tubular Products. After joining CMC in 2010, he was named President and Chief Operating Officer in April 2011, and in June 2011, he was appointed President and Chief Executive Officer effective September 2011. He was appointed to our Board of Directors on September 1, 2011 and was named Chairman of the Board of Directors on January 1, 2013.

In August 2011, Adam B. Batchelor joined the Company as Director of Financial Planning and Analysis. He was appointed Senior Director in September 2012 and Vice President of Strategy and Planning in August 2013. Prior to joining the Company, he was an associate at Oliver Wyman, from 2003 to 2009 and an associate at Wingate Partners, from 2009 to 2011.

Carey J. Dubois was hired by the Company in January 2012 as Vice President and Treasurer. Prior to joining CMC, Mr. Dubois served as Vice President and Treasurer for Peabody Energy Corporation. Mr. Dubois served most recently as Vice President, Finance, and in other key financial roles, at Smithfield Foods, Inc., from 2005.

In July 2012, John Elmore joined the Company as Senior Vice President and President of CMC International Division. Prior to joining the Company, Mr. Elmore was Group Director of Jindal Steel and Power, a leading international company in the steel, power, mining, oil and gas and infrastructure sectors straddling across Asia, Africa, Australia, South America and Georgia from November 2009. Previously, he was President and Chief Executive Officer of Minnesota Steel Industries, from March 2005 to December 2007.

Terry Hatten was appointed Vice President and Chief Human Resources Officer in December 2013. Prior to joining the Company, Mr. Hatten was Senior Vice President of Human Resources for General Nutrition Centers, Inc. (GNC), a specialty retailer of health and wellness products, from 2012 to 2013. From 2009 to 2012, Mr. Hatten was appointed Senior Vice President of Human Resources for Dean Foods Company, a food and beverage company.

Adam R. Hickey was appointed Vice President and Controller of the Company in April 2012. Mr. Hickey joined the Company in February 2004 as a Senior Accountant. Since 2004, Mr. Hickey has held various positions within the Company, including Manager of Cost & Planning, Assistant Controller and Controller of CMC Americas Division.

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
Tracy L. Porter was appointed Senior Vice President of the Company and President of CMC Americas Division in July 2010. Mr. Porter served as Vice President of the Company and President of CMC Americas Division from April 2010 to July 2010. In the 19 years preceding July 2010, Mr. Porter has held various positions within the Company, including General Manager of CMC Steel Arkansas at Magnolia, Arkansas, head of the Company's Rebar Fabrication Division, and Interim President of CMC Americas Division.

Barbara R. Smith joined the Company in May 2011 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Ms. Smith served as Vice President and Chief Financial Officer of Gerdau Ameristeel Corporation, a mini-mill steel producer, since July 2007, after joining Gerdau Ameristeel as Treasurer in July 2006. From February 2005 to July 2006, she served as Senior Vice President and Chief Financial Officer of FARO Technologies, Inc., a developer and manufacturer of 3-D measurement and imaging systems. From 1981 to 2005, Ms. Smith was employed by Alcoa Inc., a producer of primary aluminum, fabricated aluminum and alumina, where she held various financial leadership positions including Vice President of Finance for Alcoa's Aerospace, Automotive & Commercial Transportation Group, Vice President and Chief Financial Officer for Alcoa Fujikura Ltd. and Director of Internal Audit.

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

Our financial results are substantially dependent upon the overall economic conditions in the United States and the European Union. The continuing economic downturn following the deep global recession that began in the United States in December 2007 and officially ended in June 2009 has continued to have an adverse effect on the demand for our products and, consequently, our business, results of operations and financial condition. Prolongation of the recovery from the recession could stifle improving customer confidence and adversely affect demand for our products and further adversely affect our business. In addition, uncertainties in Europe regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world have continued to weigh on global and domestic growth. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn. Likewise the pace of construction has historically slowed significantly during economic downturns. Our geographic concentration in the southern and southwestern United States as well as Central Europe, Australia, China, and the Middle East exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity in a particular region could also adversely affect demand for our products and, consequently, our sales and profitability. The recovery in this industry could be prolonged further than other sectors of the U.S. economy.

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

The scrap metal recycling industry has historically been, and is expected to remain, highly cyclical. A prolonged period of low scrap prices or a fall in scrap metal prices could result in the weakening of scrap flows and thereby reduce our ability to obtain, process and sell recycled material, and this could have a material adverse effect on our metals recycling operations' business, results of operations and financial condition.

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

Compliance with and changes in environmental compliance requirements and remediation requirements could result in substantially increased capital requirements and operating costs; violations of environmental requirements could result in costs that have a material adverse effect on our financial condition.

Existing laws or regulations, as currently interpreted or reinterpreted in the future, and future laws and regulations, may have a material adverse effect on our business, results of operations and financial condition. Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state, Federal and international environmental laws and regulations concerning, among other matters, waste disposal, air emissions, waste and storm water effluent and disposal and employee health. Federal and state regulatory agencies can impose administrative, civil and criminal penalties and may seek injunctive relief impacting continuing operations for non-compliance with environmental requirements.

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

Changes to National Ambient Air Quality Standards ("NAAQS") or other requirements on our air emissions could make it more difficult to obtain new permits or to modify existing permits, and could require changes to our operations or emissions control equipment. Such difficulties and changes could result in operational delays and capital and on-going compliance expenditures.

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

We may also be required to conduct additional clean up (and pay for associated natural resource damages) at sites where we have already participated in remediation efforts or to take remediation action with regard to sites formerly used in connection with our operations. We may be required to pay for a portion or all of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have arranged for treatment or disposal of hazardous substances on the sites. In cases of joint and several liability, we may be obligated to pay a disproportionate share of cleanup costs if other responsible parties are financially insolvent.

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

There can be no assurance that we will repurchase shares of our common stock at all or in any particular amounts.
On October 28, 2014, we announced that our Board of Directors had authorized the Company to repurchase up to $100.0 million of shares of our common stock. The stock markets in general have experienced substantial price and trading fluctuations, which have resulted in volatility in the market prices of securities that often are unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our common stock. Price volatility over a given period may also cause the average price at which we repurchase our own common stock to exceed the stock's price at a given point in time. In addition, significant changes in the trading price of our common stock and our ability to access capital on terms favorable to us could impact our ability to repurchase shares of our common stock. The timing and amount of any repurchases will be determined by the Company's management based on its evaluation of market conditions, capital allocation alternatives and other factors beyond our control. Our share repurchase program may be modified, suspended, extended or terminated by the Company at any time and without notice. Any failure to repurchase stock after we have announced our intention to do so may negatively impact investor confidence in us, thereby negatively impacting our stock price.

Our customers' inability to obtain credit may result in their default on the debts they owe to us.

If the recent constraints on access to credit continue for a prolonged period, some of our customers may struggle or fail to meet their obligations to pay us, especially if they in turn experience defaults on receivables due from their customers. A continued economic downturn could result in our incurring bad debt costs in excess of our expectations and prior experience. In certain markets, we have experienced a consolidation among those entities to whom we sell. This consolidation, along with higher metals and other commodity prices, has resulted in an increased credit risk spread among fewer customers, often without a corresponding strengthening of their financial status. We use credit insurance both in the United States and internationally to mitigate the risk of customer insolvency. However, it is possible that we may not be capable of recovering all of our insured losses if the insurers with whom our accounts receivable are insured experience significant losses threatening their viability. Additionally, credit insurance policies typically have relatively short policy periods and require pre-approval of customers with maximum insured limits established by the customer. If credit insurers incur large losses, the insurance may be more difficult and more costly to secure and may be on less favorable terms. While in many international sales transactions we require letters of credit from financial institutions, which we believe to be financially secure, we may be at risk in the event the financial institution subsequently fails and the customer is unable to pay for the products we sold. A significant amount of our accounts receivable are considered to be open account uninsured accounts receivable. We regularly maintain a substantial amount of accounts receivable ($1,028.4 million at August 31, 2014).

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

Our foreign operations generated approximately 28% of our 2014 revenue. We have significant facilities in Poland and Australia. Our marketing and trading offices are located in most major markets of the world, and our suppliers and customers are located throughout the world. Our marketing and distribution segment relies on substantial international shipments of materials and products in the ordinary course of its business. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk discussed above, including:

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

Information technology interruptions and breaches in data security could adversely impact our business, results of operations and financial condition.

We rely on computers, information and communications technology and related systems and networks in order to operate our business, including to store sensitive data such as intellectual property, our own proprietary business information and that of our customers, suppliers and business partners and personally identifiable information of our employees. Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Our systems and networks are also subject to damage or interruption from power outages, telecommunications failures, employee error and other similar events. Any of these or other events could result in system interruption, the disclosure, modification or destruction of proprietary and other key information, legal claims or proceedings, production delays or disruptions to operations including processing transactions and reporting financial results and could adversely impact our reputation and our operating results. We have taken steps to address these concerns and have implemented internal control and security measures to protect our systems and networks from security breaches; however, there can be no assurance that a system or network failure, or security breach, will not impact our financial condition and operating results.

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

Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 "(CERCLA"), or Superfund, or similar state statutes, we may have obligations to conduct investigation and remediation activities associated with alleged releases of hazardous substances or to reimburse the EPA (or state agencies as applicable) for such activities and to pay for natural resource damages associated with alleged releases. We have been named a potentially responsible party ("PRP") at several Federal and state Superfund sites because the EPA or an equivalent state agency contends that we and other potentially responsible scrap metal suppliers are liable for the cleanup of those sites as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Americas Mills
Our Alabama steel minimill is located on approximately 70 acres of land, and it includes several buildings that occupy approximately 600,000 square feet. Our Arizona steel minimill is located on approximately 230 acres of land, and the buildings occupy approximately 310,000 square feet. Our Arkansas steel minimill is located on approximately 120 acres of land, and the buildings occupy approximately 240,000 square feet. Our South Carolina steel minimill is located on approximately 140 acres of land, and the buildings occupy approximately 750,000 square feet. Our Texas steel minimill is located on approximately 660 acres of land that we own, and its facilities include several buildings that occupy approximately 870,000 square feet. We utilize our facilities at the Texas and Alabama steel minimills for manufacturing, storage, office and other related uses.

Americas Recycling
Our U.S. scrap metal processing facilities occupy approximately 840 acres of land, approximately 35 acres of which we lease.

Americas Fabrication
We conduct steel fabrication at 46 locations, which occupy approximately 640 acres of land, approximately 20 acres of which we lease. Additionally, we conduct our construction services in 22 locations, which occupy approximately 80 acres of land, approximately 50 acres of which we lease. Finally, CMC Impact Metals occupies three locations covering approximately 110 acres of land that we own.

International Mill
CMCP's steel manufacturing operations are located in Zawiercie in South Central Poland about 40 kilometers from Katowice. CMCP and its subsidiaries lease approximately 98% of the 2 million square meters of land utilized for its principal operations with the remaining portion owned. The land is leased from the State of Poland under contracts with 99 year terms that are considered to create a right of perpetual usufruct. The leases expire beginning in 2089 through 2100. The principal operations are conducted in buildings having an area of approximately 260,000 square meters. The real estate is also developed with over 130 other buildings, including warehouses, administrative offices, workshops, a garage, transformer stations, pumping stations, gas stations, boiler houses, gate houses and certain structures leased to unrelated parties, CMCP subsidiaries and affiliated companies. Other much smaller tracts of land are leased or owned in communities near Zawiercie, including those utilized by six affiliated scrap processing facilities. Our international fabrication operations utilize approximately 136,000 square meters of land, which is either owned or subject to a perpetual usufruct.

International Marketing and Distribution
We own two warehouse buildings utilized by our operations in Australia, one of which is located on leased real estate. We lease the other warehouse facilities located in Australia as well as our Australian headquarters, marketing and administration offices. The remaining trading offices operate out of leased spaces. Additionally, this segment operates a recycling facility in Singapore, which is located on approximately two acres of land we lease.

Corporate
We lease the office space occupied by our corporate headquarters as well as that occupied by all of our marketing and distribution offices.

The leases on the leased properties described above will expire on various dates and, with the exception of the CMCP leases described above, generally expire over the next ten years. Several of the leases have renewal options. We have had little difficulty in the past renewing such leases prior to their expiration. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2014, to be paid during fiscal 2015, to be approximately $21.5 million.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including environmental matters.

On September 18, 2008, we were served with a purported class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including CMC. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleged that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purported to be brought on behalf of a class consisting of all parties who purchased steel products directly from the defendants between January 1, 2005 and September 2008 (collectively, the "Direct Purchaser Plaintiffs"), sought treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest.

On March 14, 2014, the Company entered into a final settlement agreement with the Direct Purchaser Plaintiffs. As part of that final settlement, in April 2014, the Company paid approximately $4 million to the Direct Purchaser Plaintiffs in consideration for the full and final release of all claims of the Direct Purchaser Plaintiffs. The Company maintains that the claims lacked merit and that it has full and complete defenses to all of the claims asserted against it. However, the Company agreed to enter into the settlement agreement to avoid further expense, inconvenience, and distraction of burdensome and protracted litigation. On October 17, 2014, the court granted final approval of the settlement.

Since the filing of the direct purchaser lawsuit, a case has been filed in federal court in the Northern District of Illinois on behalf of a purported class of indirect purchasers in approximately 28 states naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. That case has in effect been stayed. Another indirect purchaser action was filed in Tennessee state court, again naming the same defendants but contending that the conspiracy continued through 2010. The case has been removed to federal court, and plaintiffs have moved to remand. The motion to remand has not yet been decided, and no motion practice or discovery has taken place. We believe that the lawsuits are without merit and plan to defend them vigorously. Due to the uncertainty and the information available as of the date of this Annual Report on Form 10-K, we cannot reasonably estimate a range of loss relating to these cases.

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

PRICE RANGE
OF COMMON STOCK

2014 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$19.70	$14.69	$0.12
2nd	21.20	18.36	0.12
3rd	19.85	17.69	0.12
4th	18.40	16.66	0.12

2013 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$15.10	$12.63	$0.12
2nd	17.47	13.15	0.12
3rd	17.25	13.33	0.12
4th	16.25	13.43	0.12

CMC common stock is traded on the New York Stock Exchange. The number of stockholders of record of CMC common stock at October 27, 2014, was 3,788.

EQUITY COMPENSATION PLANS

Information about our equity compensation plans as of August 31, 2014 was as follows:

	A.	B.	C.
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity
Compensation plans approved by security holders	1,437,031	$19.85	15,286,763
Equity
Compensation plans not approved by security holders	—	—	—
TOTAL	1,437,031	19.85	15,286,763

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of CMC common stock during the five year period beginning September 1, 2009 and ending August 31, 2014 with the Standard & Poor's 500 Composite Stock Price Index also known as the "S&P 500" and the Standard & Poor's Steel Industry Group Index also known as the "S&P Steel Group." Each index assumes $100 invested at the close of trading August 31, 2009, and reinvestment of dividends.

	8/09	8/10	8/11	8/12	8/13	8/14
Commercial Metals Company	100.00	79.34	73.84	83.11	100.29	119.49
S&P 500	100.00	104.91	124.32	146.70	174.13	218.10
S&P Steel	100.00	102.50	109.22	78.29	80.03	103.05

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data for each of the five years in the period ended August 31, 2014. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and the accompanying notes set forth in Item 8 of this Annual Report on Form 10-K. The per share amounts have been adjusted to reflect any stock dividends.

	Year Ended August 31,
(in thousands, except per share and ratio data)	2014	2013	2012	2011	2010
Net sales*	$7,039,959	$6,889,575	$7,656,375	$7,666,773	$6,119,628
Net earnings (loss) attributable to CMC*	102,087	74,953	210,543	11,326	(101,260)
Diluted earnings (loss) per share attributable to CMC*	$0.86	$0.64	$1.80	$0.09	$(0.89)
Total assets	3,688,520	3,494,801	3,441,246	3,683,131	3,706,153
Stockholders' equity attributable to CMC	1,348,480	1,269,999	1,246,368	1,160,425	1,250,736
Long-term debt	1,281,042	1,278,814	1,157,073	1,167,497	1,197,282
Cash dividends per share	0.48	0.48	0.48	0.48	0.48
Ratio of earnings to fixed charges	2.55	2.56	2.94	1.32	**
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

The Company's forward-looking statements are based on management's expectations and beliefs as of the time this report is filed with the Securities and Exchange Commission or, with respect to any document incorporated by reference, as of the time such document was prepared. Although the Company believes that its expectations are reasonable, it can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. These factors include those described in Item 1A of this Annual Report on Form 10-K. Except as required by law, the Company undertakes no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise. Some of the important factors that could cause actual results to differ materially from the Company's expectations include the following:

•	absence of global economic recovery or possible recession relapse and the pace of overall global economic activity and its impact in a highly cyclical industry;

•	construction activity or lack thereof;

•	continued sovereign debt problems in the Euro-zone;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	significant reductions in China's steel consumption or increased Chinese steel production;

•	rapid and significant changes in the price of metals;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	increased legislation associated with climate change and greenhouse gas emissions;

•	solvency of financial institutions and their ability or willingness to lend;

•	customers' inability to obtain credit and non-compliance with contracts;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	currency fluctuations;

•	global factors including political and military uncertainties;

•	availability of electricity and natural gas for minimill operations;

•	information technology interruptions and breaches in security data;

•	ability to retain key executives;

•	execution of cost reduction strategies;

•	industry consolidation or changes in production capacity or utilization;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials over which we exert little influence, including scrap metal, energy, insurance and supply prices;

•	unexpected equipment failures;

•	competition from other materials;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions and regulatory rulings;

•	risk of injury or death to employees, customers or other visitors to our operations; and

•	increased costs related to health care reform legislation.

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

Americas Recycling

Our Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 29 scrap metal processing facilities with 15 locations in Texas, six in Florida, two locations in Missouri and one location each in Georgia, Kansas, Louisiana, North Carolina, Oklahoma and Tennessee.

Americas Mills

Our Americas Mills segment includes our five steel mills, commonly referred to as "minimills," that produce one or more of reinforcing bar ("rebar"), angles, flats, rounds, small beams, fence-post sections and other shapes; two scrap metal shredders and ten processing facilities that directly support the steel minimills; and a railroad salvage company.

In October 2013, we sold all of the outstanding capital stock of our wholly owned copper tube manufacturing operation, Howell Metal Company ("Howell"), for $58.5 million, of which $3.2 million was held in escrow, subject to customary purchase price adjustments. During the second quarter of fiscal 2014, we made a $3.0 million working capital adjustment, which is included in our estimated pre-tax gain of $23.8 million. Howell was previously an operating segment included in the Americas Mills reporting segment. We have included Howell in discontinued operations for all periods presented.

Americas Fabrication

Our Americas Fabrication segment consists of our steel fabrication facilities that bend, weld, cut and fabricate steel, primarily rebar; warehouses that sell or rent products for the installation of concrete; facilities that produce steel fence posts; and facilities that heat-treat steel to strengthen and provide flexibility.

International Mill

Our International Mill segment is comprised of all mill, recycling and fabrication operations located in Poland. Our subsidiary, CMC Poland Sp. z.o.o., owns a steel minimill and conducts its mill operations in Zawiercie, Poland. This segment's operations are conducted through: two rolling minimills that produce primarily rebar and high quality merchant products; a specialty rod finishing mill; our scrap processing facilities that directly support the minimill; and four steel fabrication facilities primarily for reinforcing bar and mesh.

International Marketing and Distribution

Our International Marketing and Distribution segment includes international operations for the sales, distribution and processing of primary and secondary metals, fabricated metals, semi-finished, long and flat steel products and other industrial products. Additionally, this segment includes two of our marketing and distribution divisions headquartered in the United States, CMC Cometals and CMC Cometals Steel, and a recycling facility in Singapore. We market and distribute these products through our global network of offices and processing facilities. Our customers use these products in a variety of industries.

In September 2014, the Company made the decision to exit its steel distribution business in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, the Company determined that achieving acceptable financial returns would take additional time and investment.

OUTLOOK

Joe Alvarado, Chairman of the Board, President and Chief Executive Officer, concluded, "Heading into our fiscal year 2015, many of our key market indicators have shown strength in recent months. For example, the Architecture Billings Index (ABI) was 53.0 for the month of August, following 55.8 in July, which was the highest mark since 2007. The Eurozone economy is growing gradually, with rising construction activity. While macroeconomic and geopolitical concerns remain, all indications suggest continued market growth in fiscal 2015."

RESULTS OF OPERATIONS

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

Consolidated Results of Operations

	Year Ended August 31,
(in thousands except per share data)	2014	2013	2012
Net sales*	$7,039,959	$6,889,575	$7,656,375
Adjusted operating profit*+	226,417	206,438	240,712
LIFO income (expense)** effect on net earnings attributable to CMC*	(8,839)	34,393	27,149
Per diluted share	(0.07)	0.29	0.23
Earnings from continuing operations	102,087	74,957	210,549
Per diluted share	$0.86	$0.64	$1.80
Adjusted EBITDA*+	361,728	353,542	368,710
_________________________
* Excludes divisions classified as discontinued operations.
** Last-in, first-out inventory valuation method.
+ Non-GAAP financial measure.

Adjusted EBITDA

In the table above, we have included financial statement measures that were not derived in accordance with United States generally accepted accounting principles ("GAAP"). We use adjusted EBITDA (earnings from continuing operations before net earnings attributable to noncontrolling interests, interest expense, income taxes (benefit), depreciation, amortization and impairment charges) as a non-GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net earnings or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA provides relevant and useful information, which is often used by analysts, creditors, and other interested parties in our industry. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization, as well as impairment charges, which are also non-cash. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between U.S. jurisdictions. Tax regulations in international operations add additional complexity. We also exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. Adjusted EBITDA is part of a debt compliance test in certain of our debt agreements and is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted EBITDA are provided below:

	Year Ended August 31,
(in thousands)	2014	2013	2012
Earnings from continuing operations	$102,087	$74,957	$210,549
Less: Net earnings attributable to noncontrolling interests	1	4	6
Interest expense	77,741	69,608	69,487
Income taxes (benefit)	42,724	57,979	(45,762)
Depreciation and amortization	136,004	133,732	133,835
Impairment charges	3,173	17,270	607
Adjusted EBITDA	$361,728	$353,542	$368,710

As noted above, our adjusted EBITDA does not include net earnings attributable to noncontrolling interests, interest expense, income taxes (benefit), depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Impairment charges, when necessary, accelerate the write-off of fixed assets that otherwise would have been accomplished by periodic depreciation charges. Additionally, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings determined in accordance with GAAP, as well as adjusted EBITDA, to evaluate our performance. Further, we separately analyze any significant fluctuations in interest expense, income taxes (benefit), depreciation, amortization and impairment charges.

Adjusted Operating Profit (Loss)

The other non-GAAP financial measure included in the table above is adjusted operating profit (loss). We use adjusted operating profit (loss) to compare and to evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) from continuing operations before income taxes (benefit), interest expense and discounts on sales of accounts receivable. For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. We consider sales of receivables as an alternative source of liquidity to finance our operations and we believe that removing these costs provides a clearer perspective of our operating performance. Adjusted operating profit (loss) may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Year Ended August 31,
(in thousands)	2014	2013	2012
Earnings from continuing operations	$102,087	$74,957	$210,549
Income taxes (benefit)	42,724	57,979	(45,762)
Interest expense	77,741	69,608	69,487
Discounts on sales of accounts receivable	3,865	3,894	6,438
Adjusted operating profit	$226,417	$206,438	$240,712

Fiscal Year 2014 Compared to Fiscal Year 2013

Summary

Net sales for fiscal 2014 increased $150.4 million, or 2%, compared to fiscal 2013. The increase in net sales was primarily due to an increase in tons shipped and average selling prices for our Americas Mills segment. Our Americas Fabrication segment also reported an increase in net sales over fiscal 2013, while our Americas Recycling and International Marketing and Distribution segments each reported a decline in net sales. In general, economic activity in the U.S. increased during the current fiscal year while weak global economies adversely impacted results for our International division.

Adjusted operating profit for fiscal 2014 increased $20.0 million, or 10%, compared to fiscal 2013 primarily driven by our Americas Mills and International Mill segments. Americas Mills primarily benefited from increased volumes on flat metal margins. International Mill primarily benefited from improved metal margins and cost savings due to the commissioning of a new electric arc furnace in Poland during fiscal 2014. In contrast, our Americas Recycling, Americas Fabrication and International Marketing and Distribution segments reported decreases in adjusted operating profit for fiscal 2014 compared to fiscal 2013. Americas Recycling was adversely impacted by a squeeze on the average metal margin for ferrous material and increased employee-related expenses when compared to fiscal 2013. Margin compression on both rebar and structural fabrication products, coupled with increased employee-related expenses had an adverse impact on adjusted operating profit for Americas Fabrication compared to fiscal 2013. International Marketing and Distribution reported a decrease in adjusted operating profit for fiscal 2014 compared to fiscal 2013, as the global markets we serve remained weak through fiscal 2014, which continued to pressure margins and competition for volumes. During fiscal 2013, we completed the sale of our 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million. This gain was recorded in our International Marketing and Distribution segment. Partially offsetting this gain, in fiscal 2013 we recorded $12.7 million of goodwill and other asset impairment charges related to our Australian operations within the International Marketing and Distribution segment.

We reported an unfavorable change in pre-tax LIFO of $66.5 million from $52.9 million in pre-tax LIFO income reported in fiscal 2013 to $13.6 million in pre-tax LIFO expense reported in fiscal 2014. The unfavorable change in pre-tax LIFO primarily resulted from increasing prices in our Americas Mills and Americas Fabrication segments as well as one of our marketing and distribution divisions headquartered in the U.S. within the International Marketing and Distribution segment during fiscal 2014, as compared to decreasing prices overall during fiscal 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2014 increased $1.3 million compared to fiscal 2013. The increase in selling, general and administrative expenses in fiscal 2014 was due to an increase in variable employee-related expenses compared to fiscal 2013 and a pre-tax charge of approximately $4 million that was incurred in connection with our final settlement of the Standard Iron Works v. Arcelor Mittal et al. lawsuit in fiscal 2014. Reductions in lease and rent expenses as well as a reduction in our allowance for doubtful accounts in fiscal 2014 partially offset these increases to selling, general and administrative expenses compared to fiscal 2013.

Interest Expense

Interest expense from continuing operations for fiscal 2014 increased $8.1 million to $77.7 million compared to fiscal 2013 due to the issuance of additional long term debt in fiscal 2013.

Income Taxes

Our effective income tax rate from continuing operations for the year ended August 31, 2014 was 29.5% compared to 43.6% for the year ended August 31, 2013. In fiscal 2014, the income tax rate benefited from income from operations in countries which have lower statutory income tax rates than the United States, notably Poland, which has a statutory rate of 19%. In addition, we realized a benefit under Section 199 of the Internal Revenue Code related to U.S. production activity income and had a non-taxable net holding gain on assets segregated to fund our nonqualified benefit restoration plan ("BRP plan"). In fiscal 2014, we released $3.0 million of valuation allowances previously recorded against net operating losses generated in various states due to losses in our Americas Fabrication reporting segment. The valuation allowances were released due to taxable income generated by this segment in both fiscal 2014 and 2013.

In fiscal 2013, the relatively higher income tax rate of 43.6% was largely due to an increase in valuation allowances recorded against net operating losses generated by our non-U.S. operations, notably unfavorable results reported by our Australian operations during fiscal 2013, which led these operations to a three year cumulative loss position. As a result, we determined that it was more likely than not that the deferred tax assets associated with the Australian operations would not be realized and as such we established a $14.5 million valuation allowance for these operations in fiscal 2013.

We intend to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

Fiscal Year 2013 Compared to Fiscal Year 2012

Summary

Net sales for fiscal 2013 decreased $766.8 million, or 10%, compared to fiscal 2012. The decrease in net sales was primarily due to a decrease in average selling prices for our marketing and distribution divisions headquartered in the U.S. combined with decreases in average selling prices and volumes for the remaining divisions within our International Marketing and Distribution segment. Additionally, our International Mill, Americas Recycling and Americas Mills segments reported decreases in net sales due to decreases in average selling prices and volumes. Partially offsetting these declines in net sales, our Americas Fabrication segment reported an increase in net sales over fiscal 2012 primarily due to an increase in the composite average selling price.

Adjusted operating profit for fiscal 2013 decreased $34.3 million, or 14%, compared to fiscal 2012 primarily driven by reduced adjusted operating profit for our Americas Recycling, International Mill and International Marketing and Distribution segments. Our Americas Recycling segment was negatively impacted by declining ferrous and non-ferrous volumes and margins compared to the prior fiscal year. Our International Mill segment recorded a significant decline in adjusted operating profit in fiscal 2013 when compared to the prior year primarily due to 17% lower shipments when compared to fiscal 2012, as business conditions in the Eurozone remain challenged. Adjusted operating profit for our International Marketing and Distribution segment declined due to approximately $12.7 million in impairment charges related to our Australian operations, as market conditions in Australia continued to show weakness in general and specifically in the steel construction market. Additionally, this segment's adjusted operating profit was adversely affected by losses from our Australian operations, costs associated with exiting unprofitable locations, decreased margins in our raw materials businesses and overall weakness in the global markets we serve. During fiscal 2013, we completed the sale of our 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million. This gain was recorded in our International Marketing and Distribution segment. Our Americas Fabrication segment showed the most progress when compared to the prior year, recording adjusted operating profit of $28.0 million, compared with an adjusted operating loss of $15.7 million in fiscal 2012. In our rebar and structural fabrication businesses, selling prices increased while raw material input prices for steel declined, enabling margin expansion for this segment.

We reported a favorable change in pre-tax LIFO of $11.1 million from $41.8 million in pre-tax LIFO income reported in fiscal 2012 to $52.9 million in pre-tax LIFO income reported in fiscal 2013. The favorable change in pre-tax LIFO primarily resulted from inventory prices decreasing at a higher rate in fiscal 2013 than fiscal 2012 at one of our marketing and distribution divisions headquartered in the U.S. Partially offsetting this favorable change, our Americas Mills and Americas Fabrication segments reported unfavorable changes in pre-tax LIFO income as a result of prices decreasing at a lower rate in fiscal 2013 than fiscal 2012. Pre-tax LIFO did not fluctuate materially for our Americas Recycling segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2013 decreased $13.1 million, or 3%, compared to fiscal 2012 as a result of our cost containment initiatives.

Interest Expense

Our interest expense increased by $0.1 million to $69.6 million during fiscal 2013 as compared to fiscal 2012 due to the issuance of additional long term debt in fiscal 2013, offset by the settlement of our interest rate swap transactions in fiscal 2012. The resulting gain from the settlement of our interest rate swap transactions was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches.

Income Taxes

Our effective income tax rate from continuing operations for the year ended August 31, 2013 was 43.6% as compared to (27.8)% in fiscal 2012. The increase in the effective income tax rate to 43.6% for the year ended August 31, 2013 over the statutory income tax rate of 35% is due to the mix and amount of pre-tax income in the jurisdictions in which we operate and the recognition of valuation allowances on deferred tax assets in various jurisdictions that more likely than not would not be realized. Our effective income tax rates can be impacted by state and local income taxes as well as by earnings or losses from foreign jurisdictions. State and local income taxes are generally consistent while the composition of U.S. and foreign earnings can create larger fluctuations in the rate.

During fiscal 2013, our foreign operations provided a $3.3 million reduction in our effective income tax rate as a result of differences between actual foreign statutory rates and the U.S. statutory rate of 35%. Of this $3.3 million reduction, no foreign operation individually provided a material reduction in our effective income tax rate. This reduction was offset by a $14.3 million increase in our valuation allowances on deferred assets in jurisdictions that more likely than not will not be realized. The increase in the valuation allowances was primarily related to unfavorable results reported by our Australian operations during fiscal 2013 that led these operations to a three year cumulative loss position. As a result, we determined that it was more likely than not that the deferred tax assets associated with the Australian operations would not to be realized and as such we established a $14.5 million valuation allowance for these operations.

During the year ended August 31, 2012, we recognized an income tax loss in the amount of $291.0 million related to our investments in our Croatian subsidiary. As a result, an income tax benefit of $102.1 million was recorded from these losses in continuing operations for the year ended August 31, 2012. We reported and disclosed the investment loss on its U.S. income tax return as ordinary worthless stock and bad debt deductions. This income tax benefit is the primary reason for the variance from the statutory income tax rate of 35%.

Segments

Unless otherwise indicated, all dollar amounts below are calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 21, Business Segments, to the consolidated financial statements included in this report.

Fiscal Year 2014 Compared to Fiscal Year 2013

Americas Recycling

	Year Ended August 31,
(in thousands)	2014	2013
Net sales	$1,367,070	$1,391,749
Adjusted operating profit (loss)	(3,222)	3,170
Pre-tax LIFO income	2,465	7,423

Average selling price (per short ton)
Average ferrous selling price	$327	$327
Average nonferrous selling price	2,631	2,729

Short tons shipped (in thousands)
Ferrous tons shipped	2,097	2,078
Nonferrous tons shipped	232	234
Total tons shipped	2,329	2,312

Net sales in fiscal 2014 decreased $24.7 million, or 2%, compared to fiscal 2013 primarily due to a 4% per short ton decline in average nonferrous selling prices.

Adjusted operating profit in fiscal 2014 decreased $6.4 million compared to fiscal 2013, primarily due to the decline in net sales discussed above outpacing a $21.6 million decrease in cost of goods sold. The decrease in adjusted operating profit in fiscal 2014 was also attributed to a 5% increase in selling, general and administrative expenses as a result of an increase in this segment's labor and other variable employee-related expenses compared to fiscal 2013. In fiscal 2014, ferrous tons shipped increased 1% while average ferrous selling price was flat and average ferrous material cost increased $2 per short ton, resulting in a 2% ferrous metal margin squeeze compared to fiscal 2013. The contraction in ferrous metal margin was due to a lower availability in the scrap markets in which we operate and pressure from falling iron ore prices. Adding additional pressure to adjusted operating profit, pre-tax LIFO income decreased $5.0 million in fiscal 2014 compared to fiscal 2013. The lower pre-tax LIFO income in fiscal 2014 was mostly due to flat inventory pricing and lower volumes, while in fiscal 2013 inventory pricing declined overall. Partially offsetting the decrease in adjusted operating profit, nonferrous material cost declined at a faster pace than the decline in average nonferrous selling price, on stable tons shipped, and resulted in nonferrous metal margins expanding 6% in fiscal 2014 compared to fiscal 2013. The expansion in nonferrous metal margin was due to an increase in demand for certain products such as aluminum and stainless steel primarily due to demand from manufacturers in the U.S. and Europe.

Americas Mills

	Year Ended August 31,
(in thousands)	2014	2013
Net sales	$1,991,334	$1,819,520
Adjusted operating profit	247,703	204,333
Pre-tax LIFO income (expense)	(8,833)	7,166

Average price (per short ton)
Finished goods selling price	$690	$683
Total sales	675	669
Cost of ferrous scrap consumed	348	343
Metal margin	327	326
Ferrous scrap purchase price	305	299

Short tons (in thousands)
Tons melted	2,627	2,407
Tons rolled	2,437	2,295
Tons shipped	2,773	2,561

Net sales in fiscal 2014 increased $171.8 million, or 9%, compared to fiscal 2013 due to an 8% increase in total shipments and a $6 per short ton increase in average selling prices across all product groups. The increases in shipments and average selling prices were due to stronger construction activity and capacity improvements in U.S. steelmaking. Shipments of our higher priced finished products, including rebar and merchant, increased 202 thousand short tons while our lower priced billet shipments increased twelve thousand short tons compared to fiscal 2013.
Adjusted operating profit in fiscal 2014 increased $43.4 million, or 21%, compared to fiscal 2013, primarily due to the increase in total shipments discussed above. There were no material changes in product mix affecting the change in adjusted operating profit. Average total conversion costs improved $3 per short ton further contributing to the improvement in adjusted operating profit. Average metal margin in fiscal 2014 was essentially flat compared to fiscal 2013 as a result of the average cost of ferrous scrap consumed increasing at the same rate as the increase in average selling prices. Adjusted operating profit was impacted by an 8% increase in cost of goods sold, including a $16.0 million unfavorable change in pre-tax LIFO due to price increases in fiscal 2014, compared to price decreases in fiscal 2013. Furthermore, the increase in cost of goods sold in fiscal 2014 included a 5% increase in freight expense per ton shipped. Utility expenses increased approximately $6.5 million, and alloy expenses increased approximately $5.9 million primarily due to the increase in tons melted. The increases in utility and alloy costs were partially offset by approximately a $2 per short ton decrease in electrode rates. Selling, general and administrative expense related to this segment increased 9% in fiscal 2014 as a result of an increase in labor and other employee-related expenses and further offset the increase in adjusted operating profit compared to fiscal 2013.

Americas Fabrication

	Year Ended August 31,
(in thousands)	2014	2013
Net sales	$1,537,485	$1,442,691
Adjusted operating profit	6,196	28,033
Pre-tax LIFO income (expense)	(578)	12,177

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$895	$901
Structural	2,231	2,580
Post	887	914

Short tons shipped (in thousands)
Rebar	988	902
Structural	53	53
Post	99	99

Net sales in fiscal 2014 increased $94.8 million, or 7%, compared to fiscal 2013 primarily due to a 10% increase in rebar tons shipped, which outpaced a 2% decline in our composite average selling price. The increase in rebar tons shipped is the result of an improvement in the non-residential construction market during fiscal 2014 and growth of our backlog over time.

Adjusted operating profit in fiscal 2014 decreased $21.8 million compared to fiscal 2013. The decrease in adjusted operating profit was impacted by margin compression on rebar and structural fabrication products due to a decline in the average selling price and an increase in average material costs, coupled with flat volumes for structural products. An increased availability of lower priced, import products and competitive price pressures were the primary drivers of lower average selling prices. Conversely, higher operating rates by U.S. mills resulted in higher average material costs. In addition, a 13% increase in employee-related expenses, resulting from the increase in rebar shipments, also contributed to the decline in adjusted operating profit in fiscal 2014. Furthermore, an unfavorable change in pre-tax LIFO of $12.8 million was primarily due to increasing input prices in fiscal 2014 compared to decreasing prices in fiscal 2013.

International Mill

	Year Ended August 31,
(in thousands)	2014	2013
Net sales	$823,193	$826,044
Adjusted operating profit	30,632	890

Average price (per short ton)
Total sales	$605	$589
Cost of ferrous scrap consumed	351	360
Metal margin	254	229
Ferrous scrap purchase price	297	289

Short tons (in thousands)
Tons melted	1,235	1,386
Tons rolled	1,137	1,244
Tons shipped	1,285	1,318

Net sales in fiscal 2014 decreased $2.9 million, or less than 1%, compared to fiscal 2013 due to a 3% decline in shipments offset by a 3% increase in average selling prices. Changes in the U.S. dollar relative to other currencies did not have a material impact on International Mill's net sales in fiscal 2014 or fiscal 2013.

Adjusted operating profit in fiscal 2014 increased $29.7 million compared to fiscal 2013 due to an 11% increase in average metal margin in fiscal 2014 as a result of a $16 per short ton increase in average selling prices coupled with a $9 per short ton decrease in the average cost of ferrous scrap consumed. The improvement in average selling prices and average metal margin in fiscal 2014 as the negative effects of the value-added tax circumvention schemes that impacted this segment in prior years have continued to subside. Further contributing to the increase in adjusted operating profit, direct utility costs decreased 10% in fiscal 2014 when compared to fiscal 2013 due to lower tons melted and rolled and, to a lesser extent, efficiencies gained by the commissioning of our new electric arc furnace in Poland. Adjusted operating profit was unfavorably impacted in fiscal 2014 and fiscal 2013 by $4.6 million and $3.2 million, respectively, as a result of changes in the U.S. dollar relative to other currencies.

International Marketing and Distribution

	Year Ended August 31,
(in thousands)	2014	2013
Net sales	$2,326,512	$2,355,572
Adjusted operating profit	17,757	35,617
Pre-tax LIFO income (expense)	(6,652)	26,146

Net sales in fiscal 2014 decreased $29.1 million, or 1%, compared to fiscal 2013 primarily due to a decrease in volumes for one of our marketing and distribution divisions headquartered in the U.S., which more than offset an increase in the average selling price per short ton at that same division. Further attributing to the decrease in net sales was a decline in the average selling price for our Australian operations while volumes for this division were flat compared to fiscal 2013. However, net sales in fiscal 2014 was favorably impacted as a result of volumes for the remaining marketing and distribution divisions increasing at a pace that exceeded the pace of decreasing average selling prices and partially offset the decline in net sales in fiscal 2014 compared to fiscal 2013. Changes in the U.S. dollar relative to other currencies did not have a material impact on this segment's net sales in fiscal 2014. Net sales in fiscal 2013 were positively impacted by $3.7 million due to changes in the value of the U.S. dollar relative to other currencies.

Adjusted operating profit in fiscal 2014 decreased $17.9 million compared to fiscal 2013 primarily due to the decline in net sales discussed above outpacing an $11.9 million decline in this segment's costs of goods sold. Costs of goods sold in fiscal 2014 was impacted by an increase in freight expense and an unfavorable change in pre-tax LIFO of $32.8 million from pre-tax LIFO income of $26.1 million in fiscal 2013 to pre-tax LIFO expense of $6.7 million in fiscal 2014. The unfavorable change in pre-tax LIFO was due to price increases in fiscal 2014, compared to price decreases in fiscal 2013. However, these unfavorable impacts to cost of goods sold in fiscal 2014 were partially offset by a 3% decline in material cost as a result of an overall decrease in volumes compared to fiscal 2013. Overall, the global markets we serve remained weak through fiscal 2014, which continued to pressure margins and competition for volumes. Adjusted operating profit in fiscal 2013 included a $26.1 million gain on the sale of our 11% ownership interest in Trinecke partially offset by $12.7 million in goodwill and other asset impairment charges related to our Australian operations. Changes in the U.S. dollar relative to other currencies did not have a material impact on this segment's adjusted operating profit in fiscal 2014 or fiscal 2013.

Corporate

Corporate expenses in fiscal 2014 increased $5.9 million to $72.3 million compared to fiscal 2013 primarily as a result of an increase in variable employee benefits and other employee-related expenses.

DISCONTINUED OPERATIONS DATA

During the fourth quarter of fiscal 2013, we decided to sell all of the outstanding capital stock of Howell. In October 2013, the Company sold all of the outstanding capital stock of Howell for $58.5 million, of which $3.2 million was held in escrow as of August 31, 2014. During the second quarter of fiscal 2014, we made a $3.0 million working capital adjustment, which is included in our estimated pre-tax gain of $23.8 million. We sold the remaining assets of our copper tube manufacturing operation for $1.1 million during the fourth quarter of fiscal 2014 with an immaterial impact to the consolidated statements of operations. We have included Howell in discontinued operations for all periods presented. Howell was previously an operating segment included in the Americas Mills reporting segment.

Fiscal Year 2013 Compared to Fiscal Year 2012

Americas Recycling

	Year Ended August 31,
(in thousands)	2013	2012
Net sales	$1,391,749	$1,606,161
Adjusted operating profit	3,170	39,446
Pre-tax LIFO income	7,423	7,007

Average selling price (per short ton)
Average ferrous selling price	$327	$345
Average nonferrous selling price	2,729	2,823

Short tons shipped (in thousands)
Ferrous tons shipped	2,078	2,196
Nonferrous tons shipped	234	243
Total tons shipped	2,312	2,439

Net sales in fiscal 2013 decreased $214.4 million, or 13%, compared to fiscal 2012. The decrease in net sales in fiscal 2013 was the result of a 5% decline in both average ferrous selling prices and ferrous volumes. The decline in average ferrous selling prices was due to a slowdown in export demand in fiscal 2013 compared to fiscal 2012. The decline in ferrous volumes was due to the tight nature of the scrap market and a slowdown in industrial business in fiscal 2013, including the mining and heavy equipment industries. In addition, average nonferrous selling prices decreased 3% while nonferrous volumes decreased 4%.

This segment recorded a $36.3 million decrease in adjusted operating profit from fiscal 2012 to fiscal 2013. The decline in profitability in fiscal 2013 was due to a decrease in both ferrous and nonferrous volumes and average selling prices. In fiscal 2013, this segment was impacted by nonferrous margin compression of approximately 15% when compared to the nonferrous margin in fiscal 2012. The global demand for nonferrous material declined in fiscal 2013 as a result of the slow global economic recovery, which led to selling prices falling at a greater rate than material purchase prices, resulting in an adverse effect on operating margins in fiscal 2013.

Americas Mills

	Year Ended August 31,
(in thousands)	2013	2012
Net sales	$1,819,520	$1,983,721
Adjusted operating profit	204,333	235,918
Pre-tax LIFO income	7,166	16,629

Average price (per short ton)
Finished goods selling price	$683	$730
Total sales	669	706
Cost of ferrous scrap consumed	343	379
Metal margin	326	327
Ferrous scrap purchase price	299	339

Short tons (in thousands)
Tons melted	2,407	2,568
Tons rolled	2,295	2,206
Tons shipped	2,561	2,682

Net sales for this segment decreased $164.2 million when compared to fiscal 2012. During fiscal 2013, this segment's total shipments decreased 5% when compared to fiscal 2012. Additionally in fiscal 2013, average selling prices decreased $37 per short ton when compared to fiscal 2012, further attributing to the decrease in net sales in fiscal 2013. The decreases in shipments and average selling prices were due to decline in apparent steel consumption in the U.S. for fiscal 2013 compared to fiscal 2012.

This segment recorded an adjusted operating profit of $204.3 million for fiscal 2013, compared with adjusted operating profit of $235.9 million for fiscal 2012. As a result of a shift in product mix to our higher margin finished products, including rebar and merchants, from our lower margin billets, our average metal margin was flat in fiscal 2013 when compared to fiscal 2012. Our lower margin billet shipments decreased 168 thousand short tons while our higher margin finished products increased 45 thousand short tons. Additionally, pre-tax LIFO income decreased $9.5 million from fiscal 2012 to fiscal 2013, as a result of inventory prices declining at a lower rate in fiscal 2013 when compared to fiscal 2012. This decrease in pre-tax LIFO income coupled with the overall decrease in shipments resulted in a $31.6 million decline in this segment's adjusted operating profit in fiscal 2013 when compared to fiscal 2012.

Americas Fabrication

	Year Ended August 31,
(in thousands)	2013	2012
Net sales	$1,442,691	$1,381,638
Adjusted operating profit (loss)	28,033	(15,697)
Pre-tax LIFO income	12,177	15,248

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$901	$864
Structural	2,580	2,342
Post	914	949

Short tons shipped (in thousands)
Rebar	902	911
Structural	53	60
Post	99	90

Net sales in fiscal 2013 increased $61.1 million, or 4%, compared to fiscal 2012 primarily due to a 4% increase in our composite average selling price, which outpaced the overall decline in total tons shipped. Selling prices improved as markets strengthened coming out of the U.S. recession, including improved demand for commercial work. The decline in shipments was due to strategic location closures in fiscal 2013 and fiscal 2012.

This segment recorded an adjusted operating profit of $28.0 million for fiscal 2013, marking a significant improvement over the adjusted operating loss in fiscal 2012 of $15.7 million. The segment continued to experience margin expansion as input pricing declined while transactional selling prices improved when compared to fiscal 2012. The decline in input prices was due to an overall decline in apparent steel consumption in the U.S. in fiscal 2013 as compared to fiscal 2012. At August 31, 2013, the composite average fabrication selling price was $943 per short ton, up from $906 per short ton at August 31, 2012. Additionally, pre-tax LIFO income for fiscal 2013 was $12.2 million, compared with pre-tax LIFO income of $15.2 million for fiscal 2012.

International Mill

	Year Ended August 31,
(in thousands)	2013	2012
Net sales	$826,044	$1,033,357
Adjusted operating profit	890	23,044

Average price (per short ton)
Total sales	$589	$601
Cost of ferrous scrap consumed	360	385
Metal margin	229	216
Ferrous scrap purchase price	289	315

Short tons (in thousands)
Tons melted	1,386	1,638
Tons rolled	1,244	1,395
Tons shipped	1,318	1,584

Net sales in fiscal 2013 decreased $207.3 million, or 20%, compared to fiscal 2012 primarily due to a 17% decrease in tons shipped, coupled with a 2% per short ton decline in average selling prices. Changes in the value of the U.S. dollar relative to other currencies did not have a material impact on this segment's net sales.

This segment recorded an adjusted operating profit of $0.9 million for fiscal 2013, compared with an adjusted operating profit of $23.0 million in fiscal 2012. The lack of meaningful market improvements across Europe continued to challenge this segment. Additionally, this segment was negatively impacted by value-added tax circumvention schemes in Poland, which decreased demand for this segment's products. Volumes declined 17%, or approximately 266 thousand short tons, primarily related to our merchant and wire rod products. International Mill selling prices also declined $12 per short ton to $589 per short ton during fiscal 2013. Shipments in fiscal 2013 included 75 thousand short tons of billets compared to 205 thousand short tons of billets in fiscal 2012. Included in the fiscal 2012 results was a loss of $3.8 million on the sale of a rebar fabrication shop in Rosslau, Germany. Adjusted operating profit for this segment was negatively impacted by $3.2 million due to changes in the value of the U.S. dollar relative to other currencies.

International Marketing and Distribution

	Year Ended August 31,
(in thousands)	2013	2012
Net sales	$2,355,572	$2,727,319
Adjusted operating profit	35,617	47,287
Pre-tax LIFO income	26,146	2,884

Net sales in fiscal 2013 decreased $371.7 million, or 14% compared to fiscal 2012 primarily due to a decrease in the average selling prices for our marketing and distribution divisions headquartered in the U.S., which more than offset an increase in volumes at those same divisions. Further attributing to the decrease in net sales in fiscal 2013 was an overall decline in both average selling prices and volumes for the remaining marketing and distribution divisions compared to fiscal 2012. Net sales were positively impacted by $3.7 million due to changes in the value of the U.S. dollar relative to other currencies in fiscal 2013.

This segment recorded an adjusted operating profit of $35.6 million for fiscal 2013, compared with an adjusted operating profit of $47.3 million in fiscal 2012. The reduced profitability is primarily due to $12.7 million of goodwill and other asset impairment charges related to our Australia operations, as well as other one-time costs for exiting unprofitable locations. Decreased revenues and margins in our raw materials business and losses from our Australian operations also adversely affected this segment's results. Additionally, overall weakness in global markets we serve continue to negatively impact this segment's results. Within this segment, one of our marketing and distribution divisions headquartered in the U.S. recorded pre-tax LIFO income of $26.1 million for fiscal 2013, an increase of $23.3 million over fiscal 2012. Inventory prices related to one of our marketing and distribution divisions headquartered in the U.S. declined 22% in fiscal 2013 compared to a decline of 8% in fiscal 2012. These inventory price declines were a primary factor attributing to the $23.3 million increase in pre-tax LIFO income in fiscal 2013 when compared to fiscal 2012.

During the first quarter of fiscal 2013, we completed the sale of our 11% ownership interest in Trinecke, a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million.

Corporate

Our corporate expenses decreased by $16.6 million in fiscal 2013 to $66.5 million primarily as a result of our continued cost containment initiatives when compared to the prior year.

DISCONTINUED OPERATIONS DATA

During the fourth quarter of fiscal 2013, we decided to sell all of the outstanding capital stock of Howell. On October 17, 2013, we sold all of the stock of Howell for $58.5 million, subject to customary purchase price adjustments. We determined that the decision to sell this business met the definition of a discontinued operation. As result, we have included Howell in discontinued operations for all periods presented. Howell was previously an operating segment included in the Americas Mills reporting segment.

During fiscal 2012, we announced our decision to exit CMC Sisak, d.o.o. ("CMCS") by closure of the facility and sale of the assets. We determined that the decision to exit this business met the definition of a discontinued operation and has been presented as such for all periods presented. The results for fiscal 2012 consist of severance cost of $18.0 million associated with closing the facility and a pre-tax gain of $13.8 million for the sale of all of the shares of the CMCS operation, excluding $3.9 million in assets which were sold in the first quarter of fiscal 2013 with no impact to the consolidated statements of operations. CMCS' operations were previously included as part of the International Mill segment. See Note 10, Businesses Held for Sale, Discontinued Operations and Dispositions.

Fiscal 2014 Liquidity and Capital Resources

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

The table below reflects our sources, facilities and availability of liquidity as of August 31, 2014:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$434,925	$ N/A
Revolving credit facility	350,000	321,870
U.S. receivables sale facility	200,000	145,000
International accounts receivable sales facilities	123,046	32,551
Bank credit facilities — uncommitted	95,951	94,943
Notes due from 2017 to 2023	1,230,000	*
Equipment notes	32,196	*
_________________________________
* We believe we have access to additional financing and refinancing, if needed.

We have $400 million of 6.50% Senior Notes due July 2017 (the "2017 Notes"), $500 million of 7.35% Senior Notes due August 2018 (the "2018 Notes") and $330 million of 4.875% Senior Notes due May 2023 (the "2023 Notes" and together with the 2017 Notes and the 2018 Notes, the "Notes"). The Notes require interest only payments until maturity. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or to refinance these notes when they mature.

CMC Poland Sp. z.o.o. ("CMCP") has uncommitted credit facilities of PLN 205.0 million ($64.0 million) with several banks with expiration dates ranging from October 2014 to March 2015. We intend to renew the uncommitted credit facilities upon expiration.

During fiscal 2014, CMCP had total borrowings of $111.7 million and total repayments of $111.7 million under these facilities. At August 31, 2014, no material amounts were outstanding under these facilities.

On June 26, 2014, we entered into a fourth amended and restated credit agreement (the "Credit Agreement") with a revolving credit facility of $350.0 million and a maturity date of June 26, 2019, replacing the third amended and restated $300.0 million revolving credit facility with a maturity date of December 27, 2016. The maximum availability under the Credit Agreement can be increased to $500.0 million. The Company's obligation under its Credit Agreement is secured by its inventory. Consistent with our previous revolving credit facility, the Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $28.1 million at August 31, 2014.

Under the Credit Agreement, we are required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the 2017 Notes and the 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, we will be required to maintain liquidity of at least $150 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At August 31, 2014, our interest coverage ratio was 4.94 to 1.00 and our debt to capitalization ratio was 0.48 to 1.00.

At August 31, 2014, we were in compliance with all covenants related to our debt agreements.

Our foreign operations generated approximately 28% of our revenue in fiscal 2014, and as a result, our foreign operations had cash and cash equivalents of approximately $42.0 million and $56.6 million at August 31, 2014 and 2013, respectively. Historically, our U.S. operations have generated the majority of our cash, which has been used to fund the cash needs of our U.S. operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350 million Credit Agreement described above and the $200 million sale of receivable program described below. We intend to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 49% of total receivables at August 31, 2014.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 5, Sales of Accounts Receivable, to the consolidated financial statements contained in this report. Our U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our sales of accounts receivable program contains covenants that are consistent with the covenants contained in the Credit Agreement.

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed revolving credit arrangements and are not included in our overall liquidity analysis. We had $125.1 million and $112.3 million of documentary letters of credit outstanding at August 31, 2014 and August 31, 2013, respectively. The increase in documentary letters of credit in fiscal 2014 resulted in an increase of cash of $11.8 million for financing activities. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

On October 27, 2014, the Board of Directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of CMC's outstanding common stock. This new program replaces the existing program, which has been terminated by our Board of Directors in connection with the approval of the new program. We intend to repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws.

The timing and the amount of repurchases, if any, will be determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The new share repurchase program does not require us to acquire any dollar amount or number of shares of CMC's common stock and may be modified, suspended, extended or terminated at any time without prior notice.

Cash Flows

Our cash flows from operating activities result primarily from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel and other manufacturing applications. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in foreign currency exchange rates, metal commodity prices and natural gas prices. See Note 12, Derivatives and Risk Management, to the consolidated financial statements contained in this report.

Fiscal 2014 Compared to Fiscal 2013

Net cash flows from operating activities were $136.9 million and $147.7 million in fiscal 2014 and fiscal 2013, respectively. The $10.8 million decline in cash flow from operations is primarily due to the following:

•
Cash inflows from deferred income taxes (benefit) decreased $22.3 million in fiscal 2014 compared to fiscal 2013. This was primarily the result of the utilization of $14.3 million of deferred tax assets in fiscal year 2013.

•
The net change in operating assets and liabilities was a reduced cash inflow of $3.7 million during fiscal 2014 compared to fiscal 2013. The most significant components of change within the operating assets and liabilities are as follows:

◦
Accounts receivable - Cash outflows from accounts receivable increased $154.5 million in fiscal 2014 compared to fiscal 2013. This was the result of $169.0 million higher net sales in the fourth quarter of fiscal 2014 than in the same period last year.

◦
Accounts receivable sold, net - Cash inflows from accounts receivable sold, net increased $201.5 million in fiscal 2014 compared to fiscal 2013. This was due to a $65.0 million increase related to the U.S. accounts receivable sales facility, a $95.5 million increase related to the Australian accounts receivable sales facility, and a $41.0 million increase related to the European accounts receivable facility.

◦
Inventories - Cash used by inventories increased $203.8 million in fiscal 2014 compared to fiscal 2013 due to an unplanned outage at our Texas mill in August 2014 and an increase in purchases across other business units. Furthermore, for the year ended August 31, 2014 our days' sales in inventory increased nine days to 53 days in fiscal 2014 from 44 days in fiscal 2013.

◦
Accounts payable, accrued expenses and other payables - Cash inflows from payables and accrued expenses increased $178.0 million in fiscal 2014 compared to fiscal 2013. The increase is a result of increased material purchases, as noted above, and variable employee expenses.

Net cash flows used by investing activities increased $1.1 million in fiscal 2014 compared to fiscal 2013. For the year ended August 31, 2014, we invested $101.7 million in capital expenditures and $15.7 million in acquisitions offset by $52.6 million of proceeds from the sale of Howell in October 2013 and $17.6 million of proceeds from sales of other long-lived assets.

We estimate that our fiscal 2015 capital budget will be between $140 million and $180 million. We periodically assess our capital spending and reevaluate our requirements based on current and expected results.

Net cash flows related to our financing activities decreased $49.4 million in fiscal 2014 compared to an increase in net cash flows of $136.8 million in fiscal 2013. The decline in net cash flows provided by financing activities in fiscal 2014 was driven by the cash proceeds received from the issuance of our 2023 Notes in fiscal 2013. In addition, in fiscal 2014, cash used by our stock-based compensation and incentive plans increased compared to fiscal 2013. These net cash flows used by financing activities in fiscal 2014 were partially offset by a decrease in repayments on our long term debt compared to fiscal 2013.

During fiscal 2014, we had net short-term borrowings of $6.3 million and an increase of $11.8 million in our usage of documentary letters of credit. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity. Additionally, we had a release of $18.0 million in restricted cash that had been serving as collateral for letters of credit obligations for our

Australian subsidiary. Offsetting these increases in cash flows from financing activities, our cash dividends remained consistent at $56.4 million and $56.0 million in fiscal 2014 and fiscal 2013, respectively.

Fiscal 2013 Compared to Fiscal 2012

Net cash flows from operating activities were $147.7 million and $196.0 million in fiscal 2013 and fiscal 2012, respectively. The $48.3 million decline in cash flow from operations is primarily due to the following:

•	Net earnings for fiscal 2013 declined by $130.2 million when compared to fiscal 2012. See further discussion under the Consolidated Results of Operations above.

•	Deferred income taxes changed by $114.7 million from fiscal 2012 from a benefit of $60.0 million in fiscal 2012 to an expense of $54.7 million in fiscal 2013.

•
The net change in operating assets and liabilities was a reduced cash inflow of $35.6 million during fiscal 2013 compared to fiscal 2012. The most significant components of change within the operating assets and liabilities are as follows:

◦
Accounts receivable - Excluding the impacts of our accounts receivable sales program, cash inflows from accounts receivable decreased in fiscal 2013 when compared to fiscal 2012, as a result of an increase in our days' sales outstanding from 44 days at August 31, 2012 to 52 days at August 31, 2013. The increase in days sales outstanding is primarily due to higher sales volume in our Americas Fabrication segment, which typically has longer customer payment terms than our other segments.

◦
Inventory - Cash generated from inventory during fiscal 2013 was lower when compared to fiscal 2012. As overall net sales declined year-over-year, we continued to adjust our operating levels to reflect changing market demands, while maintaining stocking levels that allowed us to meet our customers' needs. Furthermore, our days' sales in inventory increased three days in fiscal 2013 from 41 days in fiscal 2012.

◦
Accounts payable, accrued expenses and other payables - Cash outflows from payables and accrued expenses declined $69.7 million during fiscal 2013 when compared to fiscal 2012. The decline is a reflection of the overall reduction in net sales as well as lower accruals for compensation and benefits when compared to the prior year.

Net cash flows used by investing activities were $46.1 million and $27.4 million in fiscal 2013 and fiscal 2012, respectively. For the year ended August 31, 2013, we invested $89.0 million in capital expenditures offset by $29.0 million in proceeds from the November 2012 sale of our Trinecke investment and $13.9 million in proceeds from sales of other long-lived assets.

Net cash flows from financing activities were $15.0 million in fiscal 2013, while net cash flows used by financing activities were $121.7 million in fiscal 2012.

In May 2013, we issued $330.0 million of the 2023 Notes and received proceeds of $325.0 million, net of underwriting discounts and debt issuance costs. We used $205.3 million of the proceeds from the 2023 Notes to purchase all of our outstanding $200.0 million of 5.625% Notes due 2013 (the "2013 Notes"). Interest on the 2023 Notes is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2013. We may, at any time, redeem the 2023 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make-whole" premium described in the indenture. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, holders of the 2023 Notes may require us to repurchase the 2023 Notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. We are generally not limited under the indenture governing the 2023 Notes in our ability to incur additional indebtedness provided we are in compliance with certain restrictive covenants, including restrictions on liens, sale and leaseback transactions, mergers, consolidations and transfers of substantially all of our assets. These covenants are not expected to impact our liquidity or capital resources.

During fiscal 2013, we had net short-term borrowings of $19.5 million. The increase in documentary letters of credit in fiscal 2013 resulted in an increase of cash of $6.2 million for financing activities. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity. Our cash dividend payments were $56.0 million and $55.6 million in fiscal 2013 and fiscal 2012, respectively.

Contractual Obligations

The following table represents our contractual obligations as of August 31, 2014:

	Payments Due By Period*
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$1,262,196	$8,005	$414,022	$509,114	$331,055
Notes payable	12,288	12,288	—	—	—
Interest(2)	358,360	79,928	155,726	67,765	54,941
Operating leases(3)	135,191	33,754	47,470	25,836	28,131
Purchase obligations(4)	1,096,774	786,390	154,862	110,197	45,325
Total contractual cash obligations	$2,864,809	$920,365	$772,080	$712,912	$459,452
__________________________________
* We have not discounted the cash obligations in this table.

(1)
Total amounts are included in the August 31, 2014 consolidated balance sheet. See Note 11, Credit Arrangements, to the consolidated financial statements included in this report for more information regarding scheduled maturities of our long-term debt.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of August 31, 2014.

(3)
Includes minimum lease payment obligations for noncancelable equipment and real estate leases in effect as of August 31, 2014. See Note 18, Commitments and Contingencies, to the consolidated financial statements included in this report for more information regarding minimum lease commitments payable for noncancelable operating leases.

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

We provide certain eligible executives' benefits pursuant to a nonqualified benefit restoration plan ("BRP Plan") equal to amounts that would have been available under the tax qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), but for limitations of ERISA, tax laws and regulations. The deferred compensation liability under the BRP Plan was $78.0 million at August 31, 2014 and is included in other long-term liabilities on the consolidated balance sheets. We generally expect to fund future contributions with cash flows from operating activities. We did not include estimated payments related to BRP in the above contractual obligation table. Refer to Note 17, Employees' Retirement Plans to the consolidated financial Statements included in this report.

A certain number of employees, primarily outside of the U.S., participate in defined benefit plans maintained in accordance with local regulations. At August 31, 2014, our liability related to the unfunded status of the defined benefit plans was $2.4 million. We generally expect to fund future contributions with cash flows from operating activities. We did not include estimated payments related to defined benefit plans in the table above. Refer to Note 17, Employees' Retirement Plans to the consolidated financial statements included in this report.

Our other noncurrent liabilities on the consolidated balance sheets include deferred tax liabilities, gross unrecognized tax benefits, and the related gross interest and penalties. As of August 31, 2014, we had noncurrent deferred tax liabilities of $55.6 million. In addition, as of August 31, 2014, we had gross unrecognized tax benefits of $10.5 million and an additional $3.4 million for gross interest and penalties classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At August 31, 2014, we had committed $28.2 million under these arrangements.

Off-Balance Sheet Arrangements

For added flexibility, we sell certain accounts receivable both in the U.S. and internationally. We utilize proceeds from the sales of the trade accounts receivables as an alternative to short-term borrowings, effectively managing our overall borrowing costs and providing an additional source of working capital. We account for sales of the trade accounts receivables as true sales and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on our consolidated statements of cash flows. See Note 5, Sales of Accounts Receivable, to the consolidated financial statements included in this report.

Contingencies

See Note 18, Commitments and Contingencies, to the consolidated financial statements included in this report.

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. Liabilities and costs associated with litigation related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation related losses when a loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition.

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

Solid and Hazardous Waste

We currently own or lease, and in the past owned or leased, properties that have been used in our operations. Although we used operating and disposal practices that were standard in the industry at the time, wastes may have been disposed of or released on or under the properties or on or under locations where such wastes have been taken for disposal. We are currently involved in the investigation and remediation of several such properties. State and Federal laws applicable to wastes and contaminated properties have gradually become stricter over time. Under new laws, we could be required to remediate properties impacted by previously disposed wastes. We have been named as a potentially responsible party ("PRP") at a number of contaminated sites. There is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of, or make changes to the exemptions upon which we rely for, the wastes that we generate. Any such change could result in an increase in our costs to manage and dispose of waste which could have a material adverse effect on the results of our operations and financial condition.

We generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state and local statutes where we operate. These statutes, regulations and laws may have limited disposal options for certain wastes.

Superfund

The U.S. Environmental Protection Agency ("EPA"), or an equivalent state agency, has notified us that we are considered a PRP at several sites, none of which are owned by us. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), or similar state statutes, to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities and pay costs for associated damages to natural resources. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. Based on currently available information, which is in many cases preliminary and incomplete, we had $0.7 million and $0.9 million accrued as of August 31, 2014 and 2013, respectively, in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for the years ended August 31, 2014, 2013 and 2012 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

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

Clean Air Act

Our operations are subject to regulations at the Federal, state and local level for the control of emissions from sources of air pollution. New and modified sources of air pollutants are often required to obtain permits prior to commencing construction, modification or operations. Major sources of air pollutants are subject to more stringent requirements, including the potential need for additional permits and to increase scrutiny in the context of enforcement. The EPA has been implementing its stationary emission control program through expanded enforcement of the New Source Review Program. Under this program, new or modified sources may be required to construct emission sources using what is referred to as the Best Available Control Technology, or in any areas that are not meeting national ambient air quality standards, using methods that satisfy requirements for Lowest Achievable Emission Rate. Additionally, the EPA has implemented and is continuing to implement new, more stringent standards for National Ambient Air Quality Standards including fine particulate matter. Compliance with new standards could require additional expenditures.

We incurred environmental expenses of $34.5 million, $30.1 million and $26.8 million for fiscal 2014, 2013 and 2012, respectively. The expenses included the cost of disposal, environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, we spent $6.6 million in capital expenditures related to costs directly associated with environmental compliance. We accrued environmental liabilities of $6.2 million and $9.0 million as of August 31, 2014 and 2013, respectively, of which $2.3 million and $5.0 million were classified as other long-term liabilities as of August 31, 2014 and 2013, respectively.

Dividends

We have paid quarterly cash dividends in each of the past 200 consecutive quarters. We paid dividends in fiscal 2014 at the rate of $0.12 per share of common stock for each quarter.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimates and assumptions, including those related to the valuation allowances for receivables, the carrying value of non-current assets, reserves for environmental obligations and income taxes, on an ongoing basis. Estimates and assumptions are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results in future periods could differ materially from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply to the following critical accounting policies:

Revenue Recognition and Allowance for Doubtful Accounts

We recognize sales when title passes to the customer either when goods are shipped or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. When we estimate that a contract with one of our customers will result in a loss, we accrue the calculated loss as soon as it is probable and estimable. We account for certain fabrication projects based on the percentage of completion accounting method, based primarily on contract cost incurred to date compared to total estimated contract cost. Changes in revenue attributed to the changes in the estimated total contract cost, or loss, if any, are recognized in the period in which they are determined. We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers' financial condition.

Income Taxes

We determine the income tax expense related to continuing operations to be the income tax consequences of amounts reported in continuing operations without regard to the income tax consequences of other components of the financial statements, such as other comprehensive income or discontinued operations. The amount of income tax expense or benefit to be allocated to the other components is the incremental effect that those pre-tax amounts have on the total income tax expense or benefit. If there is more than one financial statement component other than continuing operations, the allocation is made on a pro-rata basis in accordance with each component's incremental income tax effects.

In fiscal 2014 total income taxes of $42.7 million, or 83%, were allocated to continuing operations and $8.5 million of incremental income taxes, or 17%, were allocated to discontinued operations. The continuing operations income tax rate was lower than the income tax rate allocated to discontinued operations because of favorable factors directly related to continuing operations; primarily lower foreign statutory income tax rates applicable to foreign continuing operations; benefit under Section 199 of the Internal Revenue Code and non-taxable interest in BRP plan assets. There were no additional financial statement components.

We periodically assess the likelihood of realizing our deferred tax assets based on the amount of deferred tax assets that we believe is more likely than not to be realized. We base our judgment of the recoverability of our deferred tax assets primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes.

Our effective income tax rate may fluctuate on a quarterly basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws, and the amount of income tax provided for uncertain income tax positions. We establish income tax liabilities to reduce some or all of the income tax benefit of any of our income tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. Our evaluation of whether or not a tax position is uncertain is based on the following: (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these income tax liabilities when our judgment changes as a result of new information. Any change will impact income tax expense in the period in which such determination is made.

Inventory Cost

We determine inventory cost for most U.S. inventories by the last-in, first-out method, or LIFO. We calculate our LIFO reserve by using quantities and costs at period end and recording the resulting LIFO income or expense in its entirety.

During the fourth quarter of fiscal 2014, we elected to change the inventory costing method used by our International Mill segment from the first-in, first-out ("FIFO") method to the weighted average cost method. We believe the weighted average cost method is preferable because it more closely aligns with the physical flow of inventory, because it is the method we use to monitor the financial results of the International Mill segment for operational and financial planning and because the information system within the segment calculates inventory at weighted average cost, thus adding an administrative burden to report inventories under the FIFO method. Because the change in accounting principle was immaterial in all prior periods, it was not applied retrospectively. The change did not have a material impact on our consolidated financial statements as of and for the fiscal year ended August 31, 2014. The cost for international and the remaining U.S. inventories is determined by the FIFO method. We record all inventories at the lower of their cost or market value.

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

The annual goodwill impairment analysis in fiscal year 2014 did not result in any impairment charges at any of our reporting units. We believe that the fair value of each of our reporting units substantially exceeds its book value; the fair value of each of our reporting units exceeded carrying value by at least 69%. We recorded goodwill impairment charges of $6.4 million, including foreign currency translation gains of $0.6 million, related to our Australian subsidiaries in fiscal year 2013. As of August 31, 2014 and 2013, one of our reporting units within the Americas Fabrication reporting segment comprised $51.3 million of our total goodwill. Goodwill at other reporting units is not material. See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements included in this report for additional information.

Long-Lived Assets

We evaluate the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. Events or circumstances that could trigger an impairment review of a long-lived asset or asset group include, but are not limited to, a significant decrease in the market price of the asset, a significant adverse change in the extent or manner that the asset is used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of the asset, an accumulation of costs significantly in excess of original expectation for the acquisition or construction of the asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast of continuing losses associated with the use of the asset, and a more-likely-than-not expectation that the asset will be sold or disposed of significantly before the end of its previously estimated useful life. If an impairment exists, the net book values are reduced to fair values as warranted. Our U.S. and international minimills, fabrication and recycling businesses are capital intensive. Some of the estimated values for assets that we currently use in our operations are based upon judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer's different viewpoint of future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets' economical useful lives. To the extent that an asset's actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Approach to Mitigating Market Risk

See Note 12, Derivatives and Risk Management, to the consolidated financial statements included in this report for disclosure regarding our approach to mitigating market risk and for summarized market risk information for the preceding fiscal year. Also, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this report. The following types of derivative instruments were outstanding or utilized during fiscal 2014, in accordance with our risk management program. All of the instruments are highly liquid and were not entered into for trading purposes.

Currency Exchange Forwards

We enter into currency exchange forward contracts as economic hedges of international trade commitments denominated in currencies other than the functional currency of CMC or its subsidiaries. No single foreign currency poses a primary risk to us. Fluctuations that cause temporary disruptions in one market segment tend to open opportunities in other segments.

Commodity Prices

We base pricing in some of our sales and purchase contracts on metal commodity futures exchange quotes, which we determine at the beginning of the contract. Due to the volatility of the metal commodity indices, we enter into metal commodity futures contracts for copper, aluminum, nickel and zinc. These futures mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodity prices on these contractual commitments. Physical transaction quantities will not match exactly with standard commodity lot sizes, leading to minimal gains and losses from ineffectiveness.

Natural Gas

We enter into natural gas forward contracts as economic hedges of our Americas Mills operations based on anticipated consumption of natural gas in order to mitigate the risk of unanticipated increases in operating cost due to the volatility of natural gas prices. As of August 31, 2014, we had eleven open natural gas forward contract commitments.

Freight

We occasionally enter into freight forward contracts when sales commitments to customers include a fixed price freight component in order to mitigate the effect of the volatility of ocean freight rates. As of August 31, 2014, we had no open freight forward contract commitments.

Interest Rates

We enter into interest rate swap contracts to maintain a portion of our debt obligations at variable interest rates. These interest rate swap contracts, under which we have agreed to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed rate debt. During the third quarter of 2012, we terminated our existing interest rate swap transactions with a notional value of $800 million and received cash proceeds of $52.7 million, net of customary finance charges.

The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.

Gross foreign currency exchange contract commitments as of August 31, 2014:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)			U.S. Equivalent (in thousands)
AUD	937	NZD (2)	1,041	1.07	—	1.12	$876
AUD	60,881	USD	56,595	0.91	—	0.94	56,595
AUD	96	CNY (3)	544	5.69			89
GBP	2,879	EUR	3,599	0.79	—	0.81	4,828
GBP	32,837	USD	55,028	1.66	—	1.71	55,028
PLN	199,261	EUR	47,539	4.12	—	4.28	64,611
PLN	2,242	USD	709	3.1	—	3.19	709
SGD	2,145	USD	1,725	1.24			1,725
USD	70,620	EUR	52,619	1.32	—	1.39	70,620
USD	130,229	GBP	78,572	1.66			130,229
USD	1,525	JPY	156,681	102.72			1,525
USD	4,922	PLN	15,621	3.05	—	3.21	4,922
USD	10,337	SGD	12,960	1.25	—	1.26	10,337
USD	194	CHF	185	0.95			194
USD	4,348	THB (4)	140,000	31.86	—	32.62	4,348
							$406,636
 _________________
(1) Substantially all foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.
(2) New Zealand dollar
(3) Chinese yuan
(4) Thai baht

Commodity contract commitments as of August 31, 2014:

Terminal Exchange	Metal	Long/ Short	# of Lots	Standard Lot Size	Total Weight	Range or Amount of Hedge Rates Per MT/lb.			Total Contract Value at Inception (in thousands)
London Metal Exchange	Aluminum	Long	98	25 MT	2,450 MT	$2,025	—	$2,088	$5,010
	Aluminum	Short	16	25 MT	400 MT	$2,080	—	$2,119	841
	Copper	Long	1.31	25 MT	33 MT	$7,170			234
	Zinc	Long	0.87	25 MT	22 MT	$2,000	—	$2,020	44
New York Mercantile Exchange	Copper	Long	26	25,000 lbs.	650,000 lbs.	$289	—	$322.6	2,015
	Copper	Short	611	25,000 lbs.	15,275,000 lbs.	$302.25	—	$327.85	48,784
	Natural Gas	Long	66	10,000 MMBTUs	660,000 MMBTUs	$3.83	—	$4.20	2,638
									$59,566
_________________
MT = Metric ton
MMBTU = One million British thermal units

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by or under the supervision of a company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of August 31, 2014. Deloitte & Touche LLP has audited the effectiveness of the Company's internal control over financial reporting; their attestation report is included on page 52 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas

We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2014, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on the criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended August 31, 2014 of the Company and our report dated October 30, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Dallas, Texas
October 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas

We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries at August 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 31, 2014, based on the criteria established in Internal Control-Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 30, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
October 30, 2014

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
(in thousands, except share data)	2014	2013	2012
Net sales	$7,039,959	$6,889,575	$7,656,375
Costs and expenses:
Cost of goods sold	6,344,300	6,227,238	6,939,748
Selling, general and administrative expenses	469,934	468,611	481,746
Impairment of assets	3,173	17,270	607
Interest expense	77,741	69,608	69,487
Gain on sale of cost method investment	—	(26,088)	—
	6,895,148	6,756,639	7,491,588
Earnings from continuing operations before income taxes	144,811	132,936	164,787
Income taxes (benefit)	42,724	57,979	(45,762)
Earnings from continuing operations	102,087	74,957	210,549

Earnings (loss) from discontinued operations before income taxes	22,009	3,672	(11,906)
Income taxes (benefit)	8,544	1,310	(8,847)
Earnings (loss) from discontinued operations	13,465	2,362	(3,059)

Net earnings	115,552	77,319	207,490
Less net earnings attributable to noncontrolling interests	1	4	6
Net earnings attributable to CMC	$115,551	$77,315	$207,484

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.87	$0.64	$1.82
Earnings (loss) from discontinued operations	0.11	0.02	(0.03)
Net earnings	$0.98	$0.66	$1.79

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.86	$0.64	$1.80
Earnings (loss) from discontinued operations	0.11	0.02	(0.02)
Net earnings	$0.97	$0.66	$1.78
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
(in thousands)	2014	2013	2012
Net earnings	$115,552	$77,319	$207,490
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment and other:
Foreign currency translation adjustment and other during the year	7,586	(10,108)	(71,631)
Reclassification for translation gain realized upon sale of investments in foreign entities	—	—	(4,675)
Foreign currency translation adjustment and other	7,586	(10,108)	(76,306)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of income taxes of $(526), $2 and $(604)	(1,848)	221	(1,545)
Reclassification for loss (gain) included in net earnings, net of income taxes of $237, $(128) and $132	1,268	(337)	578
Net unrealized loss on derivatives, net of income taxes of $(289), $(126) and $(472)	(580)	(116)	(967)
Defined benefit obligation:
Net loss, net of income taxes of $14, $(51) and $(425)	(489)	(168)	(410)
Amortization of net loss, net of income taxes of $212, $45 and $40	1,392	207	188
Amortization of prior service credit, net of income taxes of $(47), $(38) and $(2)	(242)	(170)	(15)
Adjustment from plan changes, net of income taxes of $0, $309 and $(26)	—	1,315	(99)
Defined benefit obligation, net of income taxes of $179, $265 and $(413)	661	1,184	(336)
Other comprehensive income (loss)	7,667	(9,040)	(77,609)
Comprehensive income	$123,219	$68,279	$129,881
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands, except share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$434,925	$378,770
Accounts receivable (less allowance for doubtful accounts of $5,908 and $10,042)	1,028,425	989,694
Inventories, net	935,411	757,417
Current deferred tax assets	49,455	76,994
Other	105,575	163,320
Total current assets	2,553,791	2,366,195
Property, plant and equipment:
Land	79,295	80,764
Buildings and improvements	494,842	486,494
Equipment	1,728,425	1,666,250
Construction in process	30,591	18,476
	2,333,153	2,251,984
Less accumulated depreciation and amortization	(1,408,055)	(1,311,747)
	925,098	940,237
Goodwill	74,319	69,579
Other assets	135,312	118,790
Total assets	$3,688,520	$3,494,801
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$423,807	$342,678
Accounts payable-documentary letters of credit	125,053	112,281
Accrued expenses and other payables	322,000	314,949
Notes payable	12,288	5,973
Current maturities of long-term debt	8,005	5,228
Total current liabilities	891,153	781,109
Deferred income taxes	55,600	46,558
Other long-term liabilities	112,134	118,165
Long-term debt	1,281,042	1,278,814
Total liabilities	2,339,929	2,224,646
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,829,262 and 117,010,990 shares	1,290	1,290
Additional paid-in capital	359,338	363,772
Accumulated other comprehensive loss	(19,509)	(27,176)
Retained earnings	1,225,855	1,166,732
Less treasury stock, 11,231,402 and 12,049,674 shares at cost	(218,494)	(234,619)
Stockholders' equity attributable to CMC	1,348,480	1,269,999
Stockholders' equity attributable to noncontrolling interests	111	156
Total equity	1,348,591	1,270,155
Total liabilities and stockholders' equity	$3,688,520	$3,494,801
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
(in thousands)	2014	2013	2012
Cash flows from (used by) operating activities:
Net earnings	$115,552	$77,319	$207,490
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	136,004	136,548	137,310
Provision for losses on receivables, net	(1,760)	4,430	(2,463)
Share-based compensation	18,051	18,693	13,125
Amortization of interest rate swaps termination gain	(7,597)	(12,470)	(5,815)
Loss on debt extinguishment	—	4,758	—
Deferred income taxes (benefit)	32,348	54,655	(59,999)
Tax expense (benefit) from stock-based plans	4,426	1,444	(1,968)
Net gain on sale of a subsidiary, cost method investment and other	(31,356)	(25,371)	(11,932)
Write-down of inventory	4,000	3,003	13,917
Asset impairments	3,498	17,270	3,316
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(143,397)	11,065	68,260
Accounts receivable sold, net	120,957	(80,580)	(77,116)
Inventories	(177,331)	26,459	53,449
Other assets	(20,516)	2,894	5,001
Accounts payable, accrued expenses and other payables	90,604	(87,375)	(157,025)
Other long-term liabilities	(6,543)	(5,010)	10,443
Net cash flows from operating activities	136,940	147,732	195,993

Cash flows from (used by) investing activities:
Capital expenditures	(101,749)	(89,035)	(113,853)
Proceeds from the sale of property, plant and equipment and other	17,572	13,904	55,360
Proceeds from the sale of subsidiaries	52,609	—	—
Acquisitions, net of cash acquired	(15,693)	—	—
Proceeds from the sale of cost method investment	—	28,995	—
Decrease in deposit for letters of credit	—	—	31,053
Net cash flows used by investing activities	(47,261)	(46,136)	(27,440)

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit, net	11,753	(6,221)	(74,493)
Short-term borrowings, net change	6,315	(19,524)	18,607
Repayments on long-term debt	(7,677)	(204,856)	(64,801)
Proceeds from termination of interest rate swaps	—	—	52,733
Proceeds from issuance of long-term debt	—	330,000	—
Payments for debt issuance costs	(431)	(4,684)	—
Debt extinguishment costs	—	(4,557)	—
Decrease (increase) in restricted cash	18,000	(18,620)	—
Stock issued under incentive and purchase plans, net of forfeitures	(1,488)	951	(81)
Cash dividends	(56,428)	(56,028)	(55,617)
Tax benefit (expense) from stock-based plans	(4,426)	(1,444)	1,968
Contribution from (purchase of) noncontrolling interests	(15)	13	(55)
Net cash flows from (used by) financing activities	(34,397)	15,030	(121,739)
Effect of exchange rate changes on cash	873	(278)	(6,782)
Increase in cash and cash equivalents	56,155	116,348	40,032
Cash and cash equivalents at beginning of year	378,770	262,422	222,390
Cash and cash equivalents at end of year	$434,925	$378,770	$262,422
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Controlling Interests	Total
Balance at September 1, 2011	129,060,664	$1,290	$371,616	$59,473	$993,578	(13,526,901)	$(265,532)	$223	$1,160,648
Net earnings					207,484			6	207,490
Other comprehensive loss				(77,609)					(77,609)
Cash dividends ($0.48 per share)					(55,617)				(55,617)
Issuance of stock under incentive and purchase plans, net of forfeitures			(17,604)			817,661	17,523		(81)
Stock-based compensation			9,763						9,763
Tax benefits from stock-based plans			1,968						1,968
Purchase of noncontrolling interest			35					(90)	(55)
Balance, August 31, 2012	129,060,664	$1,290	$365,778	$(18,136)	$1,145,445	(12,709,240)	$(248,009)	$139	$1,246,507
Net earnings					77,315			4	77,319
Other comprehensive loss				(9,040)					(9,040)
Cash dividends ($0.48 per share)					(56,028)				(56,028)
Issuance of stock under incentive and purchase plans, net of forfeitures			(12,439)			659,566	13,390		951
Stock-based compensation			11,877						11,877
Tax expense from stock-based plans			(1,444)						(1,444)
Contribution from noncontrolling interests								13	13
Balance at August 31, 2013	129,060,664	$1,290	$363,772	$(27,176)	$1,166,732	(12,049,674)	$(234,619)	$156	$1,270,155
Net earnings					115,551			1	115,552
Other comprehensive income				7,667					7,667
Cash dividends ($0.48 per share)					(56,428)				(56,428)
Issuance of stock under incentive and purchase plans, net of forfeitures			(17,613)			818,272	16,125		(1,488)
Stock-based compensation			17,574						17,574
Tax expense from stock-based plans			(4,426)						(4,426)
Purchase of noncontrolling interests			31					(46)	(15)
Balance at August 31, 2014	129,060,664	$1,290	$359,338	$(19,509)	$1,225,855	(11,231,402)	$(218,494)	$111	$1,348,591
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Nature of Operations
Through its global operations and marketing offices, Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") recycles ferrous and nonferrous scrap metal, operates steel mills, commonly referred to as "minimills," and steel fabrication facilities and trades and distributes steel and nonferrous metal products and other industrial products worldwide.

The Company has five business segments across two geographic divisions. The CMC Americas Division includes three segments: Americas Recycling, Americas Mills and Americas Fabrication. The CMC International Division includes two segments: International Mill and International Marketing and Distribution.

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

Americas Mills
The Americas Mills segment manufactures finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural, some special bar quality ("SBQ") and other special sections as well as semi-finished billets for re-rolling and forging applications. This segment's products are sold to the construction, service center, transportation, steel warehousing, fabrication, energy, petrochemical and original equipment manufacturing industries.

Americas Fabrication
The Americas Fabrication segment consists of rebar and structural fabrication operations, fence post manufacturing facilities, construction-related product facilities and facilities that heat-treat steel to strengthen and provide flexibility. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums and dams.

International Mill
The International Mill segment is comprised of all mill, recycling and fabrication operations located in Poland. This segment manufactures rebar, merchant bar and wire rod in Central Europe. In addition, this segment's fabrication operations sell fabricated rebar, fabricated mesh, assembled rebar cages and other rebar byproducts. The International Mill's products are sold primarily to fabricators, manufacturers, distributors and construction companies.

International Marketing and Distribution
The International Marketing and Distribution segment includes international operations for the sale, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes two of the Company's marketing and distribution divisions headquartered in the United States and also operates a recycling facility in Singapore. The International Marketing and Distribution segment buys and sells primary and secondary metals, fabricated metals, semi-finished, long and flat steel products and other industrial products. This segment sells its products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory, construction and transportation industries.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary. Intercompany account balances and transactions have been eliminated.

Upon inception of an arrangement with a potential variable interest entity, the Company performs an assessment of the contractual agreements that define the ownership structure, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties when determining whether it is the primary beneficiary of the entity. The Company concludes that it is the primary beneficiary and consolidates the variable interest entity if it has both (a) the power to direct the activities that most significantly impact the economic performance of the variable interest entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the variable interest entity that potentially could be significant to the variable interest entity. The Company's assessment of whether it is the primary beneficiary of the variable interest entity is continuously performed.

The equity method of accounting is used for investments in affiliates in which the Company has the ability to exert significant influence, but does not have effective control. As of August 31, 2014, the Company has no investments accounted for under equity method of accounting. Investments in affiliates which are 20% or less owned are accounted for using the cost method of accounting.

Use of Estimates
The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of net sales and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of assets received in acquisitions; the carrying value of long-lived assets, including goodwill; valuation allowances for receivables, inventories and deferred income taxes; share-based compensation; potential litigation claims and settlements; and environmental liabilities. Actual results could significantly differ from these estimates and assumptions.

Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less at the date of purchase. The Company had restricted cash of $4.1 million held for operational purposes as of August 31, 2014 and $18.0 million serving as collateral for letters of credit obligations for its Australian subsidiary as of August 31, 2013. Restricted cash balances are included in other current assets on the Company's consolidated balance sheets.

Revenue Recognition
The Company recognizes sales when title passes to the customer either when goods are shipped or when they are delivered based upon the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. When the Company estimates that a firm purchase commitment will result in a loss, the Company accrues the entire loss as soon as it is probable and estimable. The Company accounts for certain fabrication projects based on the percentage of completion accounting method, based primarily on contract cost incurred to date compared to total estimated contract cost. Changes to total estimated contract cost, or loss, if any, are recognized in the period in which they are determined. Sales recognized in excess of amounts billed of $24.2 million and $24.3 million are classified as current assets and are reflected in accounts receivable on the Company's consolidated balances sheets as of August 31, 2014 and 2013, respectively. Shipping and other transportation costs billed to customers are included in net sales and the related costs incurred are reflected in cost of of goods sold in the Company's consolidated statements of operations.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts to reflect its estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers' financial condition.

The Company maintains both corporate and divisional credit departments. Credit limits are set for each customer. Some of the Company's divisions use credit insurance or letters of credit to ensure prompt payment in accordance with the terms of sale. Generally, collateral is not required. Approximately 49% of total receivables at August 31, 2014 and 2013 were secured by credit insurance or letters of credit.

Inventories, net
Inventories are stated at the lower of cost or market. Inventory cost for most U.S. inventories is determined by the last-in, first-out ("LIFO") method.

During the fourth quarter of fiscal 2014, the Company elected to change the inventory costing method used by its International Mill segment from the first-in, first-out ("FIFO") method to the weighted average cost method. The Company believes the weighted average cost method is preferable because it more closely aligns with the physical flow of inventory. The weighted average cost method is the method used by the Company to monitor the financial results of the International Mill segment for operational and financial planning. Additionally, the information system within the segment calculates inventory at weighted average cost, thus adding an administrative burden to report inventories under the FIFO method. Because the change in accounting principle was immaterial in all prior periods, it was not applied retrospectively. The change did not have a material impact on the Company's consolidated financial statements as of and for the fiscal year ended August 31, 2014. The cost for the remaining international and U.S. inventories is determined by the FIFO method.

Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production, wages and transportation costs. Additionally, the costs of departments that support production, including materials management and quality control, are allocated to inventory.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Maintenance is expensed as incurred. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. Depreciation and amortization is recorded on a straight-line basis over the following estimated useful lives:

Buildings	7	to	40	years
Land improvements	3	to	25	years
Leasehold improvements	3	to	15	years
Equipment	3	to	25	years

The Company evaluates impairment of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment charges are recorded on property, plant and equipment when the carrying value of the operations related to the asset, or group of assets, exceeds the undiscounted cash flows estimated to be generated by those operations.

Goodwill and Other Intangible Assets
Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The Company's reporting units represent an operating segment or one level below an operating segment.

The Company utilizes the two-step quantitative approach to evaluate goodwill for impairment. The Company performs the first step of the test by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the Company performs the second step of the test to measure the amount of impairment, if any. In the second step of the test, the Company allocates the fair value of the reporting unit to the assets and liabilities of the reporting unit to determine the implied fair value of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied value of goodwill, an impairment loss is recognized.

The fair value of each reporting unit is estimated using an income approach based on the present value of expected future cash flows and a market approach based on valuation metrics of comparable peer companies and a reconciliation of the Company's estimate of the aggregate fair value of the reporting units to the Company's market capitalization, including a control premium. The determination of fair value involves a number of significant assumptions and estimates including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in these assumptions.

The annual goodwill impairment analysis in fiscal year 2014 did not result in any impairment charges at any of our reporting units. In fiscal 2013, the Company recorded goodwill impairment charges of $6.4 million, including foreign currency translation gains of $0.6 million, related to its Australian subsidiaries. See Note 7, Goodwill and Other Intangible Assets, for additional details of this impairment. As of August 31, 2014 and 2013, goodwill at one of the Company's reporting units within the Americas Fabrication reporting segment comprised $51.3 million of the Company's total goodwill. Goodwill at the Company's other reporting units was not material at August 31, 2014 and 2013.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment charges are recorded on finite-lived intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. As of August 31, 2014, none of the Company's intangible assets with finite lives were impaired.

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

Accounts Payable — Documentary Letters of Credit
In order to facilitate certain trade transactions, the Company utilizes documentary letters of credit to provide assurance of payment to its suppliers. These letters of credit are typically for payment at a future date conditional upon the bank determining the documentation presented to be in strict compliance with all terms and conditions of the letter of credit. Banks issue these letters of credit under uncommitted lines of credit, which are in addition to and separate from the Company's contractually committed revolving credit agreement. In some cases, if the Company's suppliers choose to discount the future dated obligation, the Company may pay the fee associated with the discount.

Income Taxes
CMC and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial statement and income tax bases of assets and liabilities. The principal differences are described in Note 14, Income Tax. Benefits from income tax credits are reflected currently in earnings. The Company intends to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. The Company records income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.

Foreign Currencies
The functional currencies of the Company's Australian, German, Polish, United Kingdom and certain Chinese, Singaporean and Thai operations are their local currencies. The Company's remaining international subsidiaries' functional currency is the U.S. dollar. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Transaction gains (losses) from transactions denominated in currencies other than the functional currencies were $9.0 million, $(5.8) million and $2.2 million for the years ended August 31, 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of operations.

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

In August 2014, the FASB issued guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The new guidance was issued to reduce diversity in the timing and content of footnote disclosures. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2016. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued guidance providing a measurement alternative to the existing fair value measurement guidance for reporting entities that consolidate a collateralized financing entity in which 1) the financial assets and financial liabilities are measured at fair value except for those incidental financial assets and financial liabilities with their carrying values that approximate fair values and 2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. When the measurement alternative is elected, the financial assets and liabilities of a collateralized financing entity will be measured using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. This guidance is effective for public business entities for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued guidance requiring entities to account for a performance target as a performance condition if the target affects vesting and could be achieved after the requisite service period. The new guidance did not introduce additional disclosure requirements and was issued to resolve diversity in practice. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2015. The Company currently accounts for such performance targets in a manner consistent with the new guidance and does not expect this guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued guidance requiring entities to recognize revenue from contracts with customers by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2016. Entities have the option to adopt this guidance either retrospectively or through a modified retrospective transition method. This new standard will supersede existing revenue guidance and affect the Company's revenue recognition process and the presentations or disclosures of the Company's consolidated financial statements and footnotes. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In April 2014, the FASB issued guidance changing the requirements for reporting discontinued operations if the disposal of a component of an entity, or a group of components of an entity, represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The guidance requires expanded disclosures for discontinued operations and also requires entities to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The new guidance is effective prospectively for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. The guidance will affect the Company's current practice of assessing discontinued operations and the presentation and disclosure in the Company's consolidated financial statements.

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

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of income taxes, was comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance at September 1, 2011	$58,937	$4,677	$(4,141)	$59,473
Other comprehensive loss before reclassifications	(71,631)	(1,545)	(410)	(73,586)
Amounts reclassified from AOCI	(4,675)	578	74	(4,023)
Net other comprehensive loss	(76,306)	(967)	(336)	(77,609)
Balance at August 31, 2012	(17,369)	3,710	(4,477)	(18,136)
Other comprehensive income (loss) before reclassifications	(10,108)	221	1,147	(8,740)
Amounts reclassified from AOCI	—	(337)	37	(300)
Net other comprehensive income (loss)	(10,108)	(116)	1,184	(9,040)
Balance at August 31, 2013	(27,477)	3,594	(3,293)	(27,176)
Other comprehensive income (loss) before reclassifications	7,586	(1,848)	(489)	5,249
Amounts reclassified from AOCI	—	1,268	1,150	2,418
Net other comprehensive income (loss)	7,586	(580)	661	7,667
Balance at August 31, 2014	$(19,891)	$3,014	$(2,632)	$(19,509)

The significant items reclassified out of accumulated other comprehensive income (loss) and the corresponding line items in the consolidated statements of operations to which the items were reclassified were as follows:

		Year Ended August 31,
Components of AOCI (in thousands)	Location	2014	2013	2012
Foreign currency translation adjustments and other:
Reclassification for translation gain realized upon sale of investments in foreign entities	SG&A expenses	—	—	$4,675
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(160)	$(260)	$43
Foreign exchange	Net sales	(232)	60	(1,072)
Foreign exchange	Cost of goods sold	(1,698)	—	—
Foreign exchange	SG&A expenses	53	48	(516)
Interest rate	Interest expense	532	617	835
		(1,505)	465	(710)
Income tax effect	Income taxes (expense) benefit	237	(128)	132
Net of income taxes		$(1,268)	$337	$(578)
Defined benefit obligation:
Amortization of net gain (loss)	SG&A expenses	$(1,604)	$(252)	$(228)
Amortization of prior service credit (cost)	SG&A expenses	289	208	17
Adjustment from plan changes	SG&A expenses	—	—	125
		(1,315)	(44)	(86)
Income tax effect	Income taxes (expense) benefit	165	7	12
Net of income taxes		$(1,150)	$(37)	$(74)
Amounts in parentheses reduce earnings.

NOTE 4. ACQUISITIONS

On June 13, 2014, the Company completed the purchase of substantially all of the assets of Newell Recycling of San Antonio, LP ("Newell Recycling"), a recycling facility in San Antonio, Texas. This acquisition continues the vertical integration model of the Company by providing raw materials for its CMC Steel Texas location, establishes a larger recycling presence in San Antonio, Texas, and provides an opportunity for continued growth of the Company's recycling operations in the central Texas area. The operating results of this facility are included in the Americas Mills reporting segment.

The acquisition of Newell Recycling was not material, individually or in the aggregate, to the Company's financial position or results of operations. Pro forma operating results for the acquisition are not presented, since the results would not be significantly different than reported results.

For the years ended August 31, 2013 and 2012, the Company did not have any business acquisitions.

NOTE 5. SALES OF ACCOUNTS RECEIVABLE

During the fourth quarter of fiscal 2014, the Company entered into a third amended $200 million U.S. sale of accounts receivable program which expires on August 15, 2017. Under the program, Commercial Metals Company contributes, and several of its subsidiaries sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling trade accounts receivable generated by the Company. CMCRV sells the trade accounts receivable in their entirety to three financial institutions. Under the amended U.S. sale of accounts receivable program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300 million for all trade accounts receivable sold. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions, these notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows. Additionally, the U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 11, Credit Arrangements.

At August 31, 2014 and 2013, under its U.S. sale of accounts receivable program, the Company had sold $389.6 million and $358.8 million of trade accounts receivable, respectively, to the financial institutions. At August 31, 2014, the Company had $55.0 million in advance payments outstanding on the sale of its trade accounts receivable. The Company had no advance payments outstanding on the sale of its trade accounts receivable at August 31, 2013.

In addition to the U.S. sale of accounts receivable program described above, the Company's international subsidiaries in Europe and Australia sell trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy. The European program allows the Company's European subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. During the first quarter of fiscal 2014, the Company phased out its existing Australian program and entered into a new, one year renewable, trade accounts receivable sales program with a different financial institution. Under the new Australian program, trade accounts receivable balances are sold to a special purpose vehicle, which in turn sells 100% of the eligible trade accounts receivable of Commercial Metals Pty. Ltd., CMC Steel Distribution Pty. Ltd. and G.A.M. Steel Pty. Ltd. to the financial institution. Under the new Australian program, the financial institution will fund up to A$75.0 million for all trade accounts receivable sold, and the remaining portion of the purchase price of the trade accounts receivable is in the form of a subordinated note from the financial institution. This note will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows.

In October 2014, the Company entered into a first amendment to its Australian program which extended the maturity date to October 2016.

At August 31, 2014 and 2013, under its European and Australian programs, the Company had sold $147.3 million and $121.2 million of trade accounts receivable, respectively, to third-party financial institutions and received advance payments of $90.5 million and $24.5 million, respectively.

For the years ended August 31, 2014, 2013 and 2012, cash proceeds from the U.S. and international sale of accounts receivable programs were $688.2 million, $1.0 billion and $1.9 billion, respectively, and cash payments to the owners of accounts receivable were $567.2 million, $1.1 billion and $1.9 billion, respectively. For a nominal servicing fee, the Company is responsible for servicing the accounts receivable for the U.S. and Australian programs. Discounts on U.S. and international sales of trade accounts receivable were $3.9 million, $3.9 million and $6.4 million for the years ended August 31, 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of operations.

The deferred purchase price on the Company's U.S. and international sale of trade accounts receivable programs are included in accounts receivable on the Company's consolidated balance sheets. The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of accounts receivable programs:

(in thousands)	Total	U.S.	Australia	Europe
Balance at September 1, 2011	$604,003	$510,136	$80,821	$13,046
Transfers of accounts receivable	5,558,246	4,388,366	509,691	660,189
Collections	(5,646,768)	(4,501,583)	(520,439)	(624,746)
Balance at August 31, 2012	$515,481	$396,919	$70,073	$48,489
Transfers of accounts receivable	4,423,952	3,570,922	408,530	444,500
Collections	(4,486,181)	(3,609,019)	(413,607)	(463,555)
Balance at August 31, 2013	$453,252	$358,822	$64,996	$29,434
Transfers of accounts receivable	4,243,471	3,347,103	487,583	408,785
Collections	(4,239,242)	(3,376,128)	(446,196)	(416,918)
Program termination	(72,312)	—	(72,312)	—
Balance at August 31, 2014	$385,169	$329,797	$34,071	$21,301

NOTE 6. INVENTORIES, NET

Inventories are stated at the lower of cost or market. Inventory cost for most U.S. inventories is determined by the LIFO method. At August 31, 2014 and 2013, 44% and 43%, respectively, of the Company's total net inventories were valued at LIFO. LIFO inventory reserves were $198.8 million and $185.5 million at August 31, 2014 and 2013, respectively.

During the fourth quarter of fiscal 2014, the Company elected to change the inventory costing method used by its International Mill segment from the FIFO method to the weighted average cost method. The Company believes the weighted average cost method is preferable because it more closely aligns with the physical flow of inventory. The weighted average cost method is the method used by the Company to monitor the financial results of the International Mill segment for operational and financial planning. Additionally, the information system deployed within the segment calculates inventory at weighted average cost, thus adding an administrative burden to report inventories under the FIFO method. Because the change in accounting principle was immaterial in all prior periods, it was not applied retrospectively. The change did not have a material impact on the Company's consolidated financial statements as of and for the fiscal year ended August 31, 2014. The cost for the remaining international and U.S. inventories is determined by the FIFO method.

The majority of the Company's inventories are in the form of finished goods with minimal work in process. At August 31, 2014 and 2013, $84.3 million and $66.7 million, before LIFO reserves, respectively, of the Company's inventories were in the form of raw materials.

During fiscal years 2014, 2013 and 2012, inventory in certain LIFO pools was reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effects on net earnings for fiscal years 2014 and 2012 were not material. The effect for fiscal year 2013 increased net earnings by $3.5 million.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at September 1, 2012	$7,267	$295	$57,144	$2,685	$9,506	$76,897
Impairment	—	—	—	—	(6,331)	(6,331)
Translation	—	—	—	70	(1,057)	(987)
Balance at August 31, 2013	$7,267	$295	$57,144	$2,755	$2,118	$69,579
Acquisition	—	4,675	—	—	—	4,675
Translation	—	—	—	21	44	65
Balance at August 31, 2014	$7,267	$4,970	$57,144	$2,776	$2,162	$74,319

The annual goodwill impairment analysis did not result in any impairment charges in fiscal years 2014 and 2012. As a result of the Company's annual goodwill impairment analysis in the fourth quarter of fiscal 2013, the Company determined that the carrying amount of its Australian reporting unit exceeded its estimated fair value. The resulting impairment charge of $6.4 million, including a foreign currency translation gain of $0.6 million, was recorded within the International Marketing and Distribution reporting segment in the fiscal year ended August 31, 2013. The weakened Australian economy and in particular the demand for construction steel, coupled with continued operating performance below planned levels during 2013 and a weak forecast of future operating results were the contributing factors that lead to the impairment charges recorded in 2013.

Accumulated goodwill impairment charges were $9.8 million and $9.5 million as of August 31, 2014 and 2013.

As of August 31, 2014 and 2013, one of the Company's reporting units within the Americas Fabrication reporting segment comprised $51.3 million of the Company's total goodwill.

The following intangible assets subject to amortization are included in other noncurrent assets on the Company's consolidated balance sheets:

	August 31, 2014			August 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer base	$38,078	$25,989	$12,089	$33,625	$21,408	$12,217
Favorable land leases	11,661	2,075	9,586	6,257	612	5,645
Brand name	3,216	1,452	1,764	2,942	946	1,996
Non-competition agreements	779	40	739	—	—	—
Other	101	45	56	101	38	63
Total	$53,835	$29,601	$24,234	$42,925	$23,004	$19,921

Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets for the years ended August 31, 2014, 2013, and 2012 was $5.1 million, $4.9 million, and $5.9 million, respectively. At August 31, 2014, the weighted average remaining useful life of these intangible assets, excluding the favorable land leases was four years. The weighted average life of the favorable land leases was 51 years. Estimated amounts of amortization expense for the next five years are as follows:

Year Ended August 31,	(in thousands)
2015	$6,007
2016	4,387
2017	820
2018	1,470
2019	1,533

NOTE 8. LONG-LIVED ASSET IMPAIRMENT AND FACILITY CLOSURE COSTS

In the fourth quarter of fiscal 2014, the Company made the decision to exit its steel trading business headquartered in Zug, Switzerland. In connection with this decision, severance and other exit costs incurred by the Company were not material and were included in selling, general and administrative expenses in the Company's consolidated statements of operations. The remaining exit costs expected to be incurred are not material. The operation, which is included in the Company's International Marketing and Distribution reporting segment, will service existing customer commitments and the Company expects to wind down operations and liquidate any remaining inventories over the next several months.

Long-lived asset impairment charges were not material in fiscal 2014.

During the fourth quarter of fiscal 2013, the Company prepared an impairment analysis on its Australian operating units and determined the carrying values of certain fixed assets exceeded their fair values as determined utilizing market and cost approaches. Determining the fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be level 3 fair value inputs. The resulting non-recurring impairment charges of $6.3 million, primarily related to the write-down of long-lived assets, were recorded within the International Marketing and Distribution reporting segment at August 31, 2013. As a result of the $6.3 million non-recurring impairment charges, the fair value of International Marketing and Distribution's fixed assets was $20.4 million at August 31, 2013. Long-lived asset impairment and facility closure costs associated with the Company's other operating units were approximately $4.6 million for the year ended August 31, 2013.

Long-lived asset impairment charges and facility closure costs were not material in fiscal 2012.

NOTE 9. SEVERANCE

The Company recorded consolidated severance cost of $3.7 million, $6.1 million and $25.6 million for the years ended August 31, 2014, 2013 and 2012, respectively. The severance cost recorded during fiscal years 2014 and 2013 was not individually material to any of the Company's segments. The severance cost recorded during fiscal 2012 primarily related to the Company's discontinued operations. As of August 31, 2014 and 2013, the remaining liability to be paid in the future related to termination benefits was $0.9 million and $2.8 million, respectively.

NOTE 10. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS
Businesses Held for Sale
The assets and liabilities of businesses classified as held for sale are included in other current assets and accrued expenses on the Company's consolidated balance sheets. The Company did not have businesses classified as held for sale at August 31, 2014. The components of assets and liabilities of businesses held for sale were as follows.

(in thousands)	August 31, 2013
Assets:
Accounts receivable	$20,313
Inventories, net	8,713
Other current assets	3,683
Property, plant and equipment, net of accumulated depreciation and amortization	10,459
Assets of businesses held for sale	$43,168
Liabilities:
Accounts payable-trade	$7,615
Accrued expenses and other payables	3,251
Liabilities of businesses held for sale	$10,866

Discontinued Operations
During the fourth quarter of fiscal 2013, the Company decided to sell all of the capital stock of its wholly owned copper tube manufacturing operation, Howell Metal Company ("Howell"). The Company determined that the decision to sell this business met the definition of a discontinued operation. As a result, the Company included Howell in discontinued operations for all periods presented. Howell was previously an operating segment included in the Americas Mills reporting segment.

During fiscal 2012, the Company announced its decision to exit CMC Sisak, d.o.o. ("CMCS") by closure of the facility and sale of the assets. The Company determined that the decision to exit this business met the definition of a discontinued operation and has been presented as such for all periods presented. The results for fiscal 2012 consist of severance cost of $18.0 million associated with closing the facility and a pre-tax gain of $13.8 million for the sale of all of the shares of the CMCS operation, excluding $3.9 million in assets which were sold in the first quarter of 2013 with no impact to the consolidated statements of operations.

Financial information for discontinued operations was as follows:

	Year Ended August 31,
(in thousands)	2014	2013	2012
Revenue	$17,298	$157,780	$202,632
Earnings (loss) before income taxes	22,009	3,672	(11,906)

Dispositions
During the first quarter of fiscal 2014, the Company sold all of the outstanding capital stock of Howell for $58.5 million, of which $3.2 million was held in escrow as of August 31, 2014. During the second quarter of fiscal 2014, the Company made a $3.0 million working capital adjustment, which is included in the Company's estimated pre-tax gain of $23.8 million. The result of this sale was included in discontinued operations in the consolidated statement of operations for the year ended August 31, 2014. The Company disposed of the remaining assets held for sale of $1.1 million during the fourth quarter of fiscal 2014 with an immaterial impact to the consolidated statement of operations.

During the first quarter of fiscal 2013, the Company completed the sale of its 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million. The result of this sale was included in continuing operations in the consolidated statement of operations for the year ended August 31, 2013. The Trinecke investment was included in the International Marketing and Distribution reporting segment.

During fiscal 2012, the Company sold its rebar fabrication shop in Rosslau, Germany for $11.3 million, resulting in a loss of $3.8 million. The result of this sale was included in continuing operations in the consolidated statement of operations for the year ended August 31, 2012. Additionally during fiscal 2012, the Company completed the sale of two properties that were previously joist and deck locations. The results of these sales were included in discontinued operations in the consolidated statement of operations for the year ended August 31, 2012.

NOTE 11. CREDIT ARRANGEMENTS

On June 26, 2014, the Company entered into a fourth amended and restated credit agreement (the "Credit Agreement") with a revolving credit facility of $350.0 million and a maturity date of June 26, 2019, replacing the third amended and restated $300.0 million revolving credit facility with a maturity date of December 27, 2016. The maximum availability under the Credit Agreement can be increased to $500.0 million. The Company's obligation under its Credit Agreement is secured by its inventory. Consistent with the Company's previous revolving credit facility, the Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $28.1 million at August 31, 2014.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the Company's 2017 Notes and 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, the Company will be required to maintain liquidity of at least $150 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate.

At August 31, 2014, the Company's interest coverage ratio was 4.94 to 1.00 and the Company's debt to capitalization ratio was 0.48 to 1.00. The Company had no amounts drawn under its revolving credit facilities at August 31, 2014 and 2013.

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

In August 2008, the Company issued $500.0 million of 7.35% senior unsecured notes due in August 2018 (the "2018 Notes"). In anticipation of the offering, the Company entered into hedge transactions which reduced the Company's effective interest rate on these notes to 6.40% per annum. Interest on these notes is payable semiannually.

In July 2007, the Company issued $400.0 million of 6.50% senior unsecured notes due in July 2017 (the "2017 Notes"). In anticipation of the offering, the Company entered into hedge transactions which reduced the Company's effective interest rate on these notes to 5.74% per annum. Interest on these notes is payable semiannually.

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At August 31, 2014 and 2013, the unamortized portion was $26.8 million and $34.4 million, respectively. Amortization of the deferred gain was $7.6 million, $12.5 million and $5.8 million for the years ended August 31, 2014, 2013 and 2012, respectively.

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances as described in Note 2, Summary of Significant Accounting Policies), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

	Weighted Average Interest Rate as of August 31, 2014	August 31,
(in thousands)		2014	2013
$400 million notes at 6.50% due July 2017	5.74%	$408,546	$411,518
$500 million notes at 7.35% due August 2018	6.40%	518,305	522,930
$330 million notes at 4.875% due May 2023	4.875%	330,000	330,000
Other, including equipment notes		32,196	19,594
		1,289,047	1,284,042
Less current maturities		8,005	5,228
		$1,281,042	$1,278,814
 Interest on these notes is payable semiannually.

CMC Poland Sp.z.o.o. ("CMCP") has uncommitted credit facilities of $64.0 million with several banks with expiration dates ranging from October 2014 to March 2015. During fiscal 2014, CMCP had total borrowings of $111.7 million and total repayments of $111.7 million under these credit facilities. At August 31, 2014 and 2013, there were no material amounts outstanding under these credit facilities.

The scheduled maturities of the Company's long-term debt are as follows:

Year Ending August 31,	(in thousands)
2015	$8,005
2016	7,274
2017	406,748
2018	505,776
2019	3,338
Thereafter	331,055
Total excluding deferred gain of interest rate swaps	1,262,196
Deferred gain of interest rate swaps	26,851
Total long-term debt including current maturities	$1,289,047

Interest capitalized in the cost of property, plant and equipment constructed in fiscal 2014 was not material. Interest of $1.0 million and $1.3 million was capitalized in the cost of property, plant and equipment constructed in fiscal 2013 and 2012, respectively. Cash paid for interest for the years ended August 31, 2014, 2013 and 2012 was $85.6 million, $82.5 million and $74.1 million, respectively.

NOTE 12. DERIVATIVES AND RISK MANAGEMENT

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

At August 31, 2014, the notional value of the Company's foreign currency contract commitments and its commodity contract commitments was $406.6 million and $59.6 million, respectively. At August 31, 2013, the notional value of the Company's foreign currency contract commitments and its commodity contract commitments was $331.0 million and $49.3 million, respectively.

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the years ended August 31, 2014 and 2013.

Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of operations:

		Year Ended August 31,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2014	2013	2012
Commodity	Cost of goods sold	$2,504	$2,456	$4,496
Foreign exchange	Net sales	473	—	(199)
Foreign exchange	Cost of goods sold	(1,078)	—	(537)
Foreign exchange	SG&A expenses	(4,135)	5,089	(872)
Other	Cost of goods sold	—	9	—
Gain (loss) before income taxes		$(2,236)	$7,554	$2,888

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

During fiscal 2012, the Company terminated its interest rate swap transactions having a notional value of $800 million. The Company's interest rate swap transactions resulted in a $6.5 million reduction in interest expense for the year ended August 31, 2012. This amount represents the net of the Company's periodic variable-rate interest obligation and the swap counterparty's fixed-rate interest obligation. See Note 11, Credit Arrangements for additional information.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Year Ended August 31,
	Location	2014	2013	2012
Foreign exchange	Net sales	$93	$(151)	$—
Foreign exchange	Cost of goods sold	(1,465)	2,241	—
Foreign exchange	SG&A expenses	—	—	383
Interest rate	Interest expense	—	—	10,561
Gain (loss) before income taxes		$(1,372)	$2,090	$10,944

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Year Ended August 31,
	Location	2014	2013	2012
Foreign exchange	Net sales	$(91)	$153	$—
Foreign exchange	Cost of goods sold	1,469	(2,241)	—
Foreign exchange	SG&A expenses	—	—	(383)
Interest rate	Interest expense	—	—	(10,561)
Gain (loss) before income taxes		$1,378	$(2,088)	$(10,944)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	August 31,
	2014	2013	2012
Commodity	$(54)	$(218)	$—
Foreign exchange	(1,794)	439	(1,545)
Gain (loss), net of income taxes	$(1,848)	$221	$(1,545)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Year Ended August 31,
	Location	2014	2013	2012
Commodity	Cost of goods sold	$(104)	$(169)	$27
Foreign exchange	Net sales	(213)	46	(826)
Foreign exchange	Cost of goods sold	(1,349)	20	—
Foreign exchange	SG&A expenses	52	39	(300)
Interest rate	Interest expense	346	401	521
Gain (loss), net of income taxes		$(1,268)	$337	$(578)

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at August 31, 2014 and 2013. The fair value of the Company's derivative instruments on the consolidated balance sheets was as follows:

Derivative Assets (in thousands)	August 31,
	2014	2013
Commodity — designated for hedge accounting	$42	$—
Commodity — not designated for hedge accounting	869	1,066
Foreign exchange — designated for hedge accounting	136	1,626
Foreign exchange — not designated for hedge accounting	1,853	1,238
Derivative assets (other current assets)*	$2,900	$3,930

Derivative Liabilities (in thousands)	August 31,
	2014	2013
Commodity — designated for hedge accounting	$6	$129
Commodity — not designated for hedge accounting	162	1,268
Foreign exchange — designated for hedge accounting	325	432
Foreign exchange — not designated for hedge accounting	1,010	1,738
Derivative liabilities (accrued expenses and other payables)*	$1,503	$3,567
_________________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of August 31, 2014 and 2013, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

All of the instruments are highly liquid and were not entered into for trading purposes.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$200,487	$200,487	$—	$—
Commodity derivative assets (2)	911	911	—	—
Foreign exchange derivative assets (2)	1,989	—	1,989	—
Liabilities:
Commodity derivative liabilities (2)	168	162	6	—
Foreign exchange derivative liabilities (2)	1,335	—	1,335	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$236,727	$236,727	$—	$—
Commodity derivative assets (2)	1,066	1,066	—	—
Foreign exchange derivative assets (2)	2,864	—	2,864	—
Liabilities:
Commodity derivative liabilities (2)	1,397	1,268	129	—
Foreign exchange derivative liabilities (2)	2,170	—	2,170	—
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

There were no material non-recurring fair value remeasurements during the year ended August 31, 2014.

Property, plant and equipment held for sale (Level 3) measured at fair value on a non-recurring basis at August 31, 2013 was $3.9 million based on appraised values. During the fourth quarter of fiscal 2013, the Company prepared an impairment analysis on its Australian operating unit and determined the carrying value of certain fixed assets exceeded their fair value as determined utilizing market and cost approaches. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be level 3 inputs. The resulting non-recurring impairment charges of $6.3 million were recorded within the International Marketing and Distribution reporting segment at August 31, 2013. As a result of the non-recurring impairment charges, the fair value of International Marketing and Distribution's fixed assets was $20.4 million at August 31, 2013. The Company did not have other assets or intangible assets measured at fair value on a non-recurring basis at August 31, 2013.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets are as follows:

		August 31, 2014		August 31, 2013
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million notes at 6.50% due July 2017 (1)	Level 2	$408,546	$438,200	$411,518	$443,646
$500 million notes at 7.35% due August 2018 (1)	Level 2	518,305	567,560	522,930	570,429
$330 million notes at 4.875% due May 2023 (1)	Level 2	330,000	325,050	330,000	298,650
_________________
(1) The fair value of the notes is determined based on indicated market values.

NOTE 14. INCOME TAX

The components of earnings from continuing operations before income taxes (benefit) are as follows:

	Year Ended August 31,
(in thousands)	2014	2013	2012
United States	$108,882	$147,204	$116,400
Foreign	35,929	(14,268)	48,387
Total	$144,811	$132,936	$164,787

The income taxes (benefit) included in the consolidated statements of operations are as follows:

	Year Ended August 31,
(in thousands)	2014	2013	2012
Current:
United States	$11,798	$849	$1,560
Foreign	2,965	1,970	419
State and local	4,157	1,815	3,411
Current taxes	$18,920	$4,634	$5,390
Deferred:
United States	$30,427	$45,908	$(65,710)
Foreign	4,457	4,980	7,130
State and local	(2,536)	3,767	(1,419)
Deferred taxes (benefit)	$32,348	$54,655	$(59,999)
Total income taxes (benefit) on income	$51,268	$59,289	$(54,609)
Income taxes (benefit) on discontinued operations	8,544	1,310	(8,847)
Income taxes (benefit) on continuing operations	$42,724	$57,979	$(45,762)

A reconciliation of the federal statutory rate to the Company's effective income tax rate from continuing operations is as follows:

	Year Ended August 31,
(in thousands)	2014	2013	2012
Income tax expense (benefit) at statutory rate of 35%	$50,684	$46,528	$57,675
State and local taxes	88	3,460	4,596
Section 199 manufacturing deduction	(1,199)	—	—
Foreign rate differential	(5,940)	(3,295)	(9,909)
Change in valuation allowance	22,079	14,264	10,033
Deferred compensation	(4,164)	(2,890)	(1,094)
Nontaxable foreign interest	(16,506)	(5,445)	—
Disposition of foreign subsidiaries	—	6,292	(102,104)
Australian reorganization	—	(7,245)	—
Research and experimentation tax credits	—	—	(11,500)
Other	(2,318)	6,310	6,541
Income tax expense (benefit) on continuing operations	$42,724	$57,979	$(45,762)
Effective income tax rates from continuing operations	29.5%	43.6%	(27.8)%

The Company's effective income tax rate from discontinued operations for the years ended August 31, 2014, 2013 and 2012 was 38.8%, 35.7% and 74.3%, respectively.

The Company's effective income tax rate from continuing operations was 29.5% for the year ended August 31, 2014. It was lower than the statutory income tax rate of 35% because the Company had income from operations in countries which have lower income tax rates than the United States, notably Poland, which has a statutory income tax rate of 19%. In addition the Company realized a benefit under Section 199 of the Internal Revenue Code related to domestic production activity income and had non-taxable net holding gain on assets segregated to fund the nonqualified benefit restoration plan ("BRP Plan").

For the year ended August 31, 2013, the effective income tax rate from continuing operations was 43.6%; higher than the U.S. statutory income tax rate of 35%. The income tax rate was primarily driven by a $14.3 million increase in the Company's valuation allowances on deferred tax assets in jurisdictions that more likely than not will not be realized. The increase in the valuation allowances was primarily related to unfavorable results reported by the Company's Australian operations during fiscal 2013 that led these operations to a three year cumulative loss position. As a result, the Company determined that is was more likely than not that the deferred tax assets associated with the Australian operations would not be realized.

During the year ended August 31, 2012, the Company recognized an income tax loss in the amount of $291.0 million related to its investments in its Croatian subsidiary. As a result, an income tax benefit of $102.1 million was recorded from these losses in continuing operations for the year ended August 31, 2012. The Company reported and disclosed the investment loss on its U.S. income tax return as ordinary worthless stock and bad debt deductions. This income tax benefit was the primary reason for the variance from the statutory income tax rate of 35%.

The Company made net payments of $11.8 million and received net refunds of $7.6 million for income taxes for the years ended August 31, 2014 and 2013, respectively. The Company made net payments of $17.2 million for income taxes for the year ended August 31, 2012.

The income tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	August 31,
(in thousands)	2014	2013
Deferred tax assets:
Deferred compensation and employee benefits	$51,956	$56,504
Net operating losses and credits	68,736	99,200
Reserves and other accrued expenses	45,246	34,375
Allowance for doubtful accounts	3,760	5,020
Intangibles	6,707	8,153
Other	8,766	12,879
Total deferred tax assets	185,171	216,131
Valuation allowance for deferred tax assets	(69,762)	(48,837)
Deferred tax assets, net	$115,409	$167,294
Deferred tax liabilities:
Fixed assets	$99,016	$113,547
Inventory	8,320	10,219
Other	4,066	5,354
Total deferred tax liabilities	$111,402	$129,120
Deferred tax assets, net of deferred tax liabilities	$4,007	$38,174

Net operating losses giving rise to deferred tax assets consist of $307.0 million state net operating losses that expire during the tax years ending from 2015 to 2034 and foreign net operating losses of $178.8 million that expire during the tax years beginning in 2015. These assets will be reduced as income tax expense is recognized in future periods.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. During the year ended August 31, 2014, the Company recorded a valuation allowance in the amount of $20.9 million primarily for the benefit of net operating loss carryforwards in both U.S. state and foreign jurisdictions due to the uncertainty of their realization. During the year ended August 31, 2013, the Company recorded a valuation allowance in the amount of $23.1 million primarily for the benefit of net operating loss carryforwards in certain jurisdictions due to the uncertainty of their realization.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of August 31, 2014, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $488.3 million of the excess of the amount for financial reporting over the income tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The unrecognized income tax benefits as of August 31, 2014, 2013 and 2012 were $27.3 million, $28.6 million and $27.4 million respectively, of which $12.0 million, $13.3 million and $10.1 million, if recognized, would have impacted the Company's effective income tax rate at the end of fiscal years 2014, 2013 and 2012, respectively.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	August 31,
(in thousands)	2014	2013	2012
Balance at September 1	$28,551	$27,384	$10,762
Change in tax positions of current year	—	1,255	—
Change for tax positions of prior years	(1,202)	—	18,006
Reductions due to settlements with taxing authorities	—	(88)	(600)
Reductions due to statute of limitations lapse	—	—	(784)
Balance at August 31	$27,349	$28,551	$27,384

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent liability for uncertain income tax positions. At August 31, 2014 and 2013, the Company had accrued interest and penalties related to uncertain tax positions of $3.4 million and $2.8 million, respectively.

During the twelve months ending August 31, 2015, it is reasonably possible that the statute of limitations pertaining to positions of the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $16.9 million, which would reduce the provision for income taxes on earnings by $2.7 million.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2009 and forward
U.S. States — 2009 and forward
Foreign — 2007 and forward

The Company is under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded income tax liabilities as of August 31, 2014 sufficiently reflect the anticipated outcome of these examinations.

NOTE 15. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans provide for the issuance of incentive and non-qualified stock options, restricted stock and units, stock appreciation rights and performance-based awards. The Compensation Committee of the Board of Directors (the "Compensation Committee") approves all awards that are granted under the Company's stock-based compensation plans. Stock-based compensation expense for the years ended August 31, 2014, 2013 and 2012 of $18.1 million, $18.7 million and $13.1 million, respectively, is mainly included in selling, general and administrative expenses on the Company's consolidated statements of operations. As of August 31, 2014, total unrecognized compensation cost related to unvested stock-based compensation arrangements was $24.4 million, which is expected to be recognized over a weighted-average period of three years, except for certain restricted stock units granted during fiscal 2014, which will vest over a weighted-average period of four years.

The following table summarizes the total awards granted:

	Stock Options/SARs	Restricted Stock Awards/Units	Performance Awards
2014 Grants	—	1,191,544	450,233
2013 Grants	244,403	1,149,696	640,002
2012 Grants	927,312	829,001	693,472

As of August 31, 2014, CMC had 15,286,763 shares available for future grants.

Restricted Stock Units

Restricted stock units issued under the Company's stock-based compensation plans provide that shares awarded may not be sold, transferred, pledged or assigned until service-based restrictions have elapsed. The restricted stock units granted to U.S. employees generally vest and are converted to CMC common stock in three equal installments on each of the first three anniversaries of the date of grant. The restricted stock units granted to non-U.S. employees generally vest and are settled in cash in three equal installments on each of the first three anniversaries of the date of grant. Generally, upon termination of employment, restricted stock awards that have not vested are forfeited. Upon death, disability or qualifying retirement a pro-rata portion of the unvested restricted stock awarded will vest and become payable.

Certain restricted stock units granted during fiscal 2014 will vest and either convert to CMC common stock or settle in cash after a specified service period; 25% vest two years from the date of grant; 25% vest three years from the date of grant and; the remaining 50% vest four years from the date of grant.

The estimated fair value of the stock-settled restricted stock units is based on the closing price of CMC common stock on the date of grant, discounted for the expected dividend yield through the vesting period. Compensation cost related to the stock-settled restricted stock units is recognized ratably over the service period and is included in equity on the Company's consolidated balance sheets. The fair value of the cash-settled restricted stock units is remeasured each reporting period and is recognized ratably over the service period. The liability related to the cash-settled restricted stock units is included in accrued expenses and other payables on the Company's consolidated balance sheets.

Performance Stock Units

Performance stock units issued under the Company's stock-based compensation plans provide that shares awarded may not be sold, transferred, pledged or assigned until service-based restrictions have elapsed and any performance objectives have been attained as established by the Compensation Committee. Recipients of these awards generally must be actively employed by and providing services to the Company on the last day of the performance period in order to receive an award payout. Upon death, disability or qualifying retirement a pro-rata portion of the performance stock units will vest and become payable at the end of the performance period.

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

Performance targets established by the Compensation Committee for performance stock units awarded in fiscal 2013 are weighted 75% based on the Company's cumulative EBITDA targets for fiscal years 2013, 2014 and 2015, as approved by the Company's Board of Directors in the respective year's business plan, and 25% based on a three year relative total stockholder return metric. Performance stock units awarded to U.S. participants will be settled in CMC common stock. Award payouts range from a threshold of 50% to a maximum of 200% for each portion of the target awards. The performance stock units associated with the cumulative EBITDA targets have been classified as liability awards since the final EBITDA target will not be set until the third year of the performance period. Consequently, these awards are included in accrued expenses and other payables on the Company's consolidated balance sheets. The fair value of these performance stock units is remeasured each reporting period and is recognized ratably over the service period. The performance stock units associated with the total stockholder return metric were valued at fair value on the date of grant using the Monte Carlo pricing model and are included in equity on the Company's consolidated balance sheets.

Performance stock units awarded to non-U.S. participants in fiscal 2013 will be settled in cash. The fair value of the performance stock units is remeasured each reporting period and is recognized ratably over the service period. The liability related to these awards is included in accrued expenses and other payables on the Company's consolidated balance sheets.

Performance targets established by the Compensation Committee for performance stock units awarded in fiscal 2012 are weighted 50% based on the Company's EBITDA targets and 50% based on Company's return on net assets ("RONA") targets for fiscal years 2012, 2013 and 2014, as approved by the Company's Board of Directors. Performance stock units awarded in fiscal 2012 will be settled in cash. Consequently, these awards are included in accrued expenses and other payables on the Company's consolidated balance sheets. The fair value of the fiscal 2012 performance stock units is remeasured each reporting period and is recognized ratably over the service period. At August 31, 2014, the Company reassessed the probability of achieving the specified performance conditions related to performance stock units awarded in fiscal 2012 and determined the Company will not meet the EBITDA and RONA targets at the end of the service period. As a result, the compensation cost previously recognized for these performance stock units was reversed in fiscal 2014.

In fiscal 2013, the Company reassessed the probability of achieving the specified performance conditions related to performance stock units awarded in fiscal 2011 and determined the Company did not meet the EBITDA and RONA targets at the end of the service period. In addition, the Compensation Committee determined that the Company did not meet the total stockholder return vesting criteria at the end of the performance period for performance stock units awarded in fiscal 2010. As a result, the compensation cost previously recognized for these performance stock units was reversed in fiscal 2013.

Information for restricted stock units and performance stock units, excluding the cash component, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Outstanding as of September 1, 2011	2,394,140	$13.44
Granted	489,118	10.68
Vested	(773,947)	13.90
Forfeited	(425,739)	10.56
Outstanding as of August 31, 2012	1,683,572	13.16
Granted	1,159,451	13.60
Vested	(537,303)	13.35
Forfeited	(398,302)	12.22
Outstanding as of August 31, 2013	1,907,418	13.57
Granted	1,275,355	16.89
Vested	(737,870)	13.55
Forfeited	(364,323)	14.94
Outstanding as of August 31, 2014	2,080,580	$15.37

The total fair value of shares vested during fiscal years 2014, 2013 and 2012 was $10.0 million, $7.2 million and $10.7 million, respectively.

The Company granted 390,562 equivalent shares of restricted stock units and performance stock units accounted for as liability awards during the year ended August 31, 2014. As of August 31, 2014, the Company had 1,617,014 equivalent shares of awards outstanding and expects 1,537,212 equivalent shares to vest.

Stock Appreciation Rights and Stock Options

Stock appreciation rights and stock options are awarded to certain employees with an exercise price equal to the market value of CMC common stock on the date of grant. No stock appreciation rights or stock options were granted during the year ended August 31, 2014. Stock appreciation rights and stock options issued during the year ended August 31, 2013 and 2012 are exercisable ratably over the three year vesting period and have a contractual term of seven years. The estimated fair value of stock appreciation rights and stock options granted under the Company's plans during the years ended August 31, 2013 and 2012 of $0.6 million and $3.0 million, respectively, was estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	2013	2012
Risk-free interest rate	0.41%	0.43%
Expected life, years	3.0	3.0
Expected volatility	43%	59%
Expected dividend yield	3.40%	4.14%
Weighted average grant-date fair value per share	$3.38	$3.67

Combined activity for the Company's stock appreciation rights and stock options, excluding the cash component, is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of September 1, 2011	2,807,498	$27.45
Granted	828,463	11.63
Exercised	(361,478)	12.34
Forfeited/Expired	(343,991)	27.78
Outstanding as of August 31, 2012	2,930,492	$24.81	3.3	$1,104,590
Granted	185,004	14.25
Exercised	(4,105)	11.60
Forfeited/Expired	(457,961)	24.91
Outstanding as of August 31, 2013	2,653,430	$24.07	2.8	$2,867,175
Granted	—	—
Exercised	(223,473)	11.84
Forfeited/Expired	(992,926)	32.93
Outstanding as of August 31, 2014	1,437,031	$19.85	2.7	$4,384,668
Exercisable at August 31, 2014	1,018,397	$22.95	2.1	$2,307,463
Remaining unvested stock appreciation rights and stock options expected to vest	397,703	$12.32

The total intrinsic value of stock appreciation rights and stock options exercised during fiscal year 2014 was $1.7 million. The aggregate intrinsic value of stock appreciation rights and stock options exercised during fiscal 2013 and 2012 was not material.

Information related to stock appreciation rights and stock options as of August 31, 2014 is summarized below:

			Stock Appreciation Rights and Stock Options Outstanding			Stock Appreciation Rights and Stock Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$11.00	-	14.68	868,245	3.7	$12.30	456,081	3.2	$12.34
$16.54	-	16.83	121,706	3.5	$16.81	115,236	3.4	$16.82
$32.82	-	35.38	447,080	0.7	$35.36	447,080	0.7	$35.36
			1,437,031	2.7	$19.85	1,018,397	2.1	$22.95

No cash-settled stock appreciation rights were granted during the year ended August 31, 2014. As of August 31, 2014, the Company had 104,589 equivalent shares of cash-settled stock appreciation rights outstanding and expects 99,360 equivalent shares of cash-settled stock appreciation rights to vest.

During the year ended August 31, 2013, the Company awarded 59,399 equivalent shares of stock appreciation rights to non-U.S. employees, which are settled in cash. The fair value of these stock appreciation rights is remeasured each reporting period and is recognized ratably over the service period. The liability related to these awards is included in accrued expenses and other payables on the Company's consolidated balance sheets.

Stock Purchase Plan

Almost all U.S. resident employees with one year of service at the beginning of each calendar year may participate in the Company's employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors establishes the purchase discount of 15% based on market prices on specified dates for the years ended August 31, 2014, 2013 and 2012. Yearly activity of the stock purchase plan is as follows:

	2014	2013	2012
Shares subscribed	228,780	281,460	299,210
Price per share	$16.97	$12.61	$11.85
Shares purchased	221,570	211,580	198,300
Price per share	$12.61	$11.85	$11.76
Shares available for future issuance	3,955,314

NOTE 16. CAPITAL STOCK

Treasury Stock

CMC did not purchase any shares during the years ended August 31, 2014 and 2013 and had remaining authorization to purchase 8,259,647 shares of its common stock at August 31, 2014.

On October 27, 2014, the Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of CMC's outstanding common stock. This new program replaces the existing program, which has been terminated by the Company's Board of Directors in connection with the approval of the new program. The Company intends to repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, will be determined by the Company's management based on its evaluation of market conditions, capital allocation alternatives and other factors. The new share repurchase program does not require the Company to acquire any dollar amount or number of shares of CMC's common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice.

Preferred Stock

Preferred stock has a par value of $1.00 per share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series have such rights and preferences as may be fixed by CMC's Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

Stockholder Rights Plan

On July 30, 2011, CMC's Board of Directors adopted a stockholder rights plan ("Rights Plan") pursuant to which the Board declared a dividend to stockholders of record as of August 11, 2011, of one Preferred Stock Purchase Right ("Right") on each outstanding share of CMC common stock. On December 6, 2012, the Company terminated the Rights Plan. No Rights were exercised, traded or redeemed under the Rights Plan.

NOTE 17. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by a defined contribution profit sharing and savings plan. This tax qualified plan is maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also provides certain eligible executives' benefits pursuant to its BRP Plan equal to amounts that would have been available under the tax qualified ERISA plan, but were subject to the limitations of ERISA, tax laws and regulations. Company expenses, a portion of which are discretionary, for these plans were $19.3 million, $15.9 million and $13.0 million for the years ended August 31, 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of operations.

The deferred compensation liability under the BRP Plan was $78.0 million and $78.8 million at August 31, 2014 and 2013, respectively, and is included in other long-term liabilities on the Company's consolidated balance sheets. Though under no obligation to fund the plan, the Company has segregated assets in a trust with a current value of $69.5 million and $59.4 million at August 31, 2014 and 2013, respectively, and such assets are included in other long-term assets on the Company's consolidated balance sheets. The net holding gain on these segregated assets was $13.3 million, $9.9 million and $5.3 million for the years ended August 31, 2014, 2013 and 2012, respectively, and is included in net sales in the Company's consolidated statements of operations.

A certain number of employees, primarily outside of the U.S., participate in defined benefit plans that are maintained in accordance with local regulations. The Company's expenses for these plans were $2.0 million, $3.6 million and $2.2 million for the years ended August 31, 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of operations. The Company recognizes the unfunded status of the defined benefit plans as a liability with a corresponding reduction to accumulated other comprehensive income, net of income taxes. At August 31, 2014 and 2013, the Company's liability related to the unfunded status of the defined benefit plans was $2.4 million and $3.5 million, respectively, and is included in other long-term liabilities on the Company's consolidated balance sheets.

Because the defined benefit pension plans are not material to the Company's consolidated financial statements, disclosures that would have otherwise been required by U.S. GAAP have been omitted.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Minimum lease commitments payable by the Company for noncancelable operating leases are as follows:

Year Ending August 31,	(in thousands)
2015	$33,754
2016	26,300
2017	21,170
2018	14,509
2019	11,327
Thereafter	28,131
Total	$135,191

Total rental expense was $46.8 million, $46.6 million and $43.9 million in fiscal years 2014, 2013 and 2012, respectively.

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

On September 18, 2008, the Company was served with a purported class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including CMC. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleged that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purported to be brought on behalf of a class consisting of all parties who purchased steel products directly from the defendants between January 1, 2005 and September 2008 (collectively, the "Direct Purchaser Plaintiffs"), sought treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest.

On March 14, 2014, the Company entered into a final settlement agreement with the Direct Purchaser Plaintiffs. As part of that final settlement, in April 2014, the Company paid approximately $4.0 million to the Direct Purchaser Plaintiffs in consideration for the full and final release of all claims of the Direct Purchaser Plaintiffs. The Company maintains that the claims lacked merit and that it has full and complete defenses to all of the claims asserted against it. However, the Company agreed to enter into the settlement agreement to avoid further expense, inconvenience, and distraction of burdensome and protracted litigation. On October 17, 2014, the court granted final approval of the settlement.

Since the filing of the direct purchaser lawsuit, a case has been filed in federal court in the Northern District of Illinois on behalf of a purported class of indirect purchasers in approximately 28 states naming the same defendants and containing allegations substantially identical to those of the Standard Iron Works complaint. That case has in effect been stayed. Another indirect purchaser action was filed in Tennessee state court, again naming the same defendants but contending that the conspiracy continued through 2010. The case has been removed to federal court, and plaintiffs have moved to remand. The motion to remand has not yet been decided, and no motion practice or discovery has taken place. The Company believes that the lawsuits are without merit and plans to defend them vigorously. Due to the uncertainty and the information available as of the date of these financial statements, the Company cannot reasonably estimate a range of loss relating to these cases.

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

In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At August 31, 2014 and 2013, the Company had $0.7 million and $0.9 million, respectively, accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $6.2 million and $9.0 million as of August 31, 2014 and 2013, of which $2.3 million and $5.0 million were classified as other long-term liabilities as of August 31, 2014 and 2013. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

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

Guarantees

During fiscal 2012, the Company entered into a guarantee agreement with a bank in connection with a credit facility granted by the bank to a supplier of the Company. The fair value of the guarantee is negligible. The maximum credit facility with the bank was $4.0 million, and the Company had no exposure as of August 31, 2014. The Company's maximum exposure was $3.5 million as of August 31, 2013.
NOTE 19. EARNINGS PER SHARE ATTRIBUTABLE TO CMC
The calculations of basic and diluted earnings per share from continuing operations were as follows:

	August 31,
	2014	2013	2012
Earnings from continuing operations	$102,087	$74,957	$210,549

Basic earnings per share:
Shares outstanding for basic earnings per share	117,496,270	116,677,836	115,861,986

Basic earnings per share from continuing operations attributable to CMC	$0.87	$0.64	$1.82

Diluted earnings per share:
Shares outstanding for basic earnings per share	117,496,270	116,677,836	115,861,986

Effect of dilutive securities:
Stock-based incentive/purchase plans	1,110,836	875,116	921,174
Shares outstanding for diluted earnings per share	118,607,106	117,552,952	116,783,160

Diluted earnings per share from continuing operations attributable to CMC	$0.86	$0.64	$1.80

Anti-dilutive shares not included above	679,916	1,492,206	2,804,492
_______________________
All stock options and stock appreciation rights expire during fiscal 2020.
The Company's restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.

NOTE 20. ACCRUED EXPENSES AND OTHER PAYABLES

Significant accrued expenses and other payables were as follows:

	August 31,
(in thousands)	2014	2013
Salaries and incentive compensation	$115,840	$77,849
Advance billings on contracts	41,645	53,089
Taxes other than income taxes	39,998	46,480
Insurance	25,239	24,911
Inventory	17,181	11,311

NOTE 21. BUSINESS SEGMENTS

The Company's operating segments engage in business activities from which they may earn revenues and incur expenses and for which discrete financial information is available. Operating results for the operating segments are regularly reviewed by the Company's chief operating decision maker to make decisions about resources to be allocated to the segments and to assess performance. The Company's chief operating decision maker is identified as the Chief Executive Officer. Operating segments are aggregated for reporting purposes when the operating segments are identified as similar in accordance with the basic principles and aggregation criteria in the accounting standards. The Company's reporting segments are based primarily on product lines and secondarily on geographic area. The reporting segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.

The Company structures its business into the following five reporting segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. See Note 1, Nature of Operations, for more information about the reporting segments, including the types of products and services from which each reporting segment derives its revenues.

Corporate contains expenses of the Company's corporate headquarters and interest expense related to its long-term debt.

The financial information presented for the Americas Mills segment excludes Howell. Additionally, the financial information presented for the International Mill segment excludes the operations of CMCS. These operations have been classified as discontinued operations in the consolidated statements of operations. See Note 10, Businesses Held for Sale, Discontinued Operations and Dispositions for more information.

The Company uses adjusted operating profit (loss), a non-GAAP financial measure, to compare and to evaluate the financial performance of its segments. Adjusted operating profit (loss) is the sum of the Company's earnings from continuing operations before income taxes (benefit), interest expense and discounts on sales of accounts receivable. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
2014
Net sales-unaffiliated customers	$1,176,907	$1,198,249	$1,523,573	$822,224	$2,304,723	$14,283	$—	$7,039,959
Intersegment sales	190,163	793,085	13,912	969	21,789	—	(1,019,918)	—
Net sales	1,367,070	1,991,334	1,537,485	823,193	2,326,512	14,283	(1,019,918)	7,039,959
Adjusted operating profit (loss)	(3,222)	247,703	6,196	30,632	17,757	(72,347)	(302)	226,417
Interest expense*	2,700	7,059	10,222	4,608	8,900	44,252	—	77,741
Capital expenditures**	16,771	31,781	13,798	30,770	1,722	6,907	—	101,749
Depreciation and amortization***	16,424	45,392	19,192	32,776	4,150	21,243	—	139,177
Total assets****	296,564	647,437	691,765	466,449	949,016	1,100,995	(470,716)	3,681,510
2013
Net sales-unaffiliated customers	$1,225,604	$1,060,337	$1,427,785	$819,889	$2,344,128	$11,832	$—	$6,889,575
Intersegment sales	166,145	759,183	14,906	6,155	11,444	—	(957,833)	—
Net sales	1,391,749	1,819,520	1,442,691	826,044	2,355,572	11,832	(957,833)	6,889,575
Adjusted operating profit (loss)	3,170	204,333	28,033	890	35,617	(66,453)	848	206,438
Interest expense*	9	(101)	83	992	4,369	64,256	—	69,608
Capital expenditures**	21,261	37,216	5,605	15,155	1,015	7,552	—	87,804
Depreciation and amortization***	13,453	42,925	22,302	33,238	17,988	21,096	—	151,002
Total assets****	309,599	598,478	631,510	487,613	838,413	1,075,594	(496,946)	3,444,261
2012
Net sales-unaffiliated customers	$1,418,717	$1,206,651	$1,366,944	$955,730	$2,700,300	$8,033	$—	$7,656,375
Intersegment sales	187,444	777,070	14,694	77,627	27,019	—	(1,083,854)	—
Net sales	1,606,161	1,983,721	1,381,638	1,033,357	2,727,319	8,033	(1,083,854)	7,656,375
Adjusted operating profit (loss)	39,446	235,918	(15,697)	23,044	47,287	(83,035)	(6,251)	240,712
Interest expense*	1,933	12,995	10,809	10,090	6,548	27,112	—	69,487
Capital expenditures**	40,329	38,140	4,389	14,016	3,314	8,197	—	108,385
Depreciation and amortization***	13,260	40,704	22,056	32,306	5,821	20,295	—	134,442
Total assets****	285,136	615,070	629,970	529,160	870,933	961,654	(494,053)	3,397,870
________________________
* Includes intercompany interest expense (income) in the segments and is all eliminated within Corporate.
** Excludes capital expenditures from discontinued operations of $1.2 million and $5.5 million for the years ended August 31, 2013 and 2012, respectively. There were no capital expenditures from discontinued operations for the year ended August 31, 2014.
*** Includes asset impairment charges.
**** Excludes total assets from discontinued operations of $7.0 million at August 31, 2014, $50.5 million at August 31, 2013 and $43.4 million at August 31, 2012.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Year Ended August 31,
(in thousands)	2014	2013	2012
Earnings from continuing operations	$102,087	$74,957	$210,549
Income taxes (benefit)	42,724	57,979	(45,762)
Interest expense	77,741	69,608	69,487
Discounts on sales of accounts receivable	3,865	3,894	6,438
Adjusted operating profit from continuing operations	$226,417	$206,438	$240,712

The following represents the Company's external net sales from continuing operations by major product and geographic area:

	Year Ended August 31,
(in thousands)	2014	2013	2012
Major product information:
Steel products	$4,746,404	$4,318,072	$4,699,226
Ferrous scrap	659,578	646,263	763,772
Industrial materials	659,251	928,472	1,147,386
Nonferrous scrap	639,961	682,611	765,349
Construction materials	199,154	189,046	177,827
Nonferrous products	8,761	5,674	2,689
Other	126,850	119,437	100,126
Net sales	$7,039,959	$6,889,575	$7,656,375

	Year Ended August 31,
(in thousands)	2014	2013	2012
Geographic area:
United States	$4,510,080	$4,107,231	$4,503,786
Europe	1,215,150	1,108,196	1,313,611
Asia	786,512	1,094,458	1,018,675
Australia/New Zealand	425,277	488,108	617,919
Other	102,940	91,582	202,384
Net sales	$7,039,959	$6,889,575	$7,656,375

The following table represents long-lived assets by geographic area:

	August 31,
(in thousands)	2014	2013	2012
United States	$871,326	$868,643	$907,009
Europe	243,280	239,899	250,392
Australia/New Zealand	11,309	12,446	36,097
Asia	8,814	7,618	7,917
Total long-lived assets	$1,134,729	$1,128,606	$1,201,415

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 2014 and 2013 was as follows:

	Three Months Ended 2014
(in thousands except per share data)	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales*	$1,682,891	$1,649,098	$1,804,774	$1,903,196
Gross profit*	181,093	145,190	183,298	186,078
Net earnings attributable to CMC	45,919	11,143	23,563	34,926
Basic EPS attributable to CMC	0.39	0.09	0.20	0.29
Diluted EPS attributable to CMC	0.39	0.09	0.20	0.29

	Three Months Ended 2013
(in thousands except per share data)	Nov. 30	Feb. 29	May 31	Aug. 31
Net sales*	$1,749,515	$1,688,665	$1,752,534	$1,698,861
Gross profit*	186,665	139,365	175,519	160,788
Net earnings attributable to CMC	49,717	4,577	18,964	4,057
Basic EPS attributable to CMC	0.43	0.04	0.16	0.03
Diluted EPS attributable to CMC	0.42	0.04	0.16	0.03
_________________________
* Excludes divisions classified as discontinued operations. See Note 10, Businesses Held for Sale, Discontinued Operations and Dispositions.

NOTE 23. RELATED PARTY TRANSACTIONS

The Company had no significant related party transactions for the years ended August 31, 2014 and 2013.

During the first quarter of fiscal 2013, the Company completed the sale of its 11% ownership interest in Trinecke. See Note 10, Businesses Held for Sale, Discontinued Operations and Disposals.

NOTE 24. SUBSEQUENT EVENTS

In September 2014, the Company made the decision to exit its steel distribution business in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, the Company determined that achieving acceptable financial returns would take additional time and investment.

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

(b) Management's Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2014, our internal control over financial reporting was effective. Our Management's Report on Internal Control Over Financial Reporting, as of August 31, 2014, can be found on page 52 of this Annual Report on Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting can be found on page 53 of this Annual Report on Form 10-K, each of which is incorporated by reference into this Item 9A.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Some of the information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for our 2015 annual meeting of stockholders (such proxy statement, the "2015 Proxy Statement"). Such information will be included in the 2015 Proxy Statement under the captions "Election of Directors," "Certain Relationships and Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee" and "Corporate Governance; Board and Committee Matters." Information regarding the Company's executive officers is set forth under the caption "Executive Officers" in Part I Item 1 of this Form 10-K and incorporated herein by reference.

Code of Ethics

We have adopted a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and any of our other officers that may function as a Chief Accounting Officer. Our Financial Code of Ethics is available on our website (www.cmc.com), and we intend to post any amendments to or waivers from our Financial Code of Ethics on our website to the extent applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, and any other officer that may function as a Chief Accounting Officer. We hereby undertake to provide to any person without charge, upon request, a copy of our Financial Code of Ethics. Requests may be directed to Commercial Metals Company, 6565 N. MacArthur Blvd., Suite 800, Irving, Texas 75039, Attention: Corporate Secretary, or by calling (214) 689-4300.

ITEM 11. EXECUTIVE COMPENSATION

Information required in response to this Item 11 is incorporated by reference into this Annual Report on Form 10-K from our 2015 Proxy Statement. Such information will be included in the 2015 Proxy Statement under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated by reference into this Annual Report on Form 10-K from the 2015 Proxy Statement. Such information will be included in the 2015 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

To the extent applicable, information required in response to this Item 13 is incorporated by reference into this Annual Report on Form 10-K from the 2015 Proxy Statement. Such information will be included in the 2015 Proxy Statement under the caption "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated by reference into this Annual Report on Form 10-K from the 2015 Proxy Statement. Such information will be included in the 2015 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."

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

4(i)(e)	Form of 4.875% Senior Note due 2023 (filed as Exhibit 4.2 to Commercial Metals' Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

4(i)(f)
Supplemental Indenture, dated as of July 17, 2007, to Indenture dated as of July 31, 1995, by and between Commercial Metals Company and The Bank of New York Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals' Form 8-K filed July 17, 2007 and incorporated herein by reference).

4(i)(g)
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

10(i)(d)
Schedule to the Master Agreement, dated as of April 4, 2002, between Goldman Sachs Capital Markets, L.P. and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(i)(e)	General Guarantee Agreement, dated December 1, 2008 from The Goldman Sachs Group, Inc. (filed as Exhibit 10.3 to Commercial Metals' Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(ii)(a)
Fourth Amended and Restated Credit Agreement, dated June 26, 2014, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals' Form 10-Q for the quarterly period ended May 31, 2014 and incorporated herein by reference).

10(ii)(b)
Receivables Sale Agreement, by and between Commercial Metals Company and several of its subsidiaries and CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed as Exhibit 10.3 to Commercial Metals' Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(ii)(c)
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

10(ii)(g)
"Omnibus Amendment No. 2, dated as of August 15, 2014, to the Receivables Sales Agreement, Receivables Purchase Agreement and Performance Undertaking, by and among the Company, as servicer and provider of the Performance Undertaking, certain subsidiaries of the Company parties thereto, as originators, CMC Receivables, Inc., the conduit purchasers party thereto, the committed purchasers party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch in its capacity as administrator of the Nieuw Amsterdam Funding Group, BMO Capital Markets Corp. in its capacity as administrator of the Fairway Funding Group and Wells Fargo Bank, N.A., as a committed purchaser and as administrative agent (filed as Exhibit 10.1 to Commercial Metals' Current Report on Form 8-K filed August 21, 2014 and incorporated herein by reference).

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

EXHIBIT
NO.	DESCRIPTION
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

EXHIBIT
NO.	DESCRIPTION
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

10(iii)(bb)*
Transition and Separation Agreement, dated October 28, 2013, by and between Ann J. Bruder and Commercial Metals Company (filed as Exhibit 10(iii)(bb) to Commercial Metals' Form 10-K for the year ended August 31, 2013 and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

18
Preferability letter provided by the Company's Independent Registered Public Accounting Firm to change the inventory costing method of the Company's International Mill reporting segment (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23
Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated October 30, 2014, accompanying the consolidated financial statements and financial statement schedule of Commercial Metals Company and subsidiaries for the year ended August 31, 2014, into previously filed Registration Statements No. 333-186974, No. 333-164604, No. 333-164603, No. 333-141663, No. 333-141662, No. 333-90726, No. 333-90724, No. 033-42648, No. 333-27967, and No. 033-61075 on Form S-8 and Registration Statements No. 333-144500 and No. 333-188366 on Form S-3 (filed herewith).

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

101
The following financial information from Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements (filed herewith).

*	Denotes management contract or compensatory plan.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions			Deductions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Year Ended August 31, 2014
Allowance for doubtful accounts	$10,042	647	842	(1)	(1,544)	(4,079)	(2)	$5,908
Deferred tax valuation allowance	48,837	24,964			(4,039)			69,762
Year Ended August 31, 2013
Allowance for doubtful accounts	$9,480	4,980	193	(1)	(550)	(4,061)	(2)	$10,042
Deferred tax valuation allowance	25,779	25,119			(2,061)			48,837
Year ended August 31, 2012
Allowance for doubtful accounts	$16,095	2,017	(3,423)	(1)	(4,480)	(729)	(2)	$9,480
Deferred tax valuation allowance	$75,289	11,855			(356)	(61,009)		$25,779

(1)	Recoveries and translation adjustments.

(2)
Uncollectable accounts charged to the allowance. For the years ended August 31, 2014, 2013 and 2012, $(1,010), $(1,163) and $(5,864) were reclassified to the fair value of the deferred purchase price under our sale of receivables program, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Joseph Alvarado
Joseph Alvarado
Chairman of the Board, President and Chief Executive Officer
Date: October 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph Alvarado	/s/ Rick J. Mills

Joseph Alvarado, October 30, 2014	Rick J. Mills, October 30, 2014
Chairman of the Board, President and Chief Executive Officer	Director

/s/ Richard B. Kelson	/s/ Sarah E. Raiss

Richard B. Kelson, October 30, 2014	Sarah E. Raiss, October 30, 2014
Lead Director	Director

/s/ Harold L. Adams	/s/ J. David Smith

Harold L. Adams, October 30, 2014	J. David Smith, October 30, 2014
Director	Director

/s/ Vicki L. Avril	/s/ Charles L. Szews

Vicki L. Avril, October 30, 2014	Charles L. Szews, October 30, 2014
Director	Director

/s/ Rhys J. Best	/s/ Joseph C. Winkler

Rhys J. Best, October 30, 2014	Joseph C. Winkler, October 30, 2014
Director	Director

/s/ Robert L. Guido	/s/ Barbara R. Smith

Robert L. Guido, October 30, 2014	Barbara R. Smith, October 30, 2014
Director	Senior Vice President and Chief Financial Officer

/s/ Anthony A. Massaro	/s/ Adam R. Hickey

Anthony A. Massaro, October 30, 2014	Adam R. Hickey, October 30, 2014
Director	Vice President and Controller

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
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

4(i)(e)	Form of 4.875% Senior Note due 2023 (filed as Exhibit 4.2 to Commercial Metals' Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
4(i)(f)
Supplemental Indenture, dated as of July 17, 2007, to Indenture dated as of July 31, 1995, by and between Commercial Metals Company and The Bank of New York Trust Company, N. A. (filed as Exhibit 4.1 to Commercial Metals' Form 8-K filed July 17, 2007 and incorporated herein by reference).

4(i)(g)
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

10(i)(d)
Schedule to the Master Agreement, dated as of April 4, 2002, between Goldman Sachs Capital Markets, L.P. and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals' Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(i)(e)	General Guarantee Agreement, dated December 1, 2008 from The Goldman Sachs Group, Inc. (filed as Exhibit 10.3 to Commercial Metals' Form 8-K filed March 24, 2010 and incorporated herein by reference).

10(ii)(a)
Fourth Amended and Restated Credit Agreement, dated June 26, 2014, by and among Commercial Metals Company, CMC International Finance S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals' Form 10-Q for the quarterly period ended May 31, 2014 and incorporated herein by reference).

10(ii)(b)
Receivables Sale Agreement, by and between Commercial Metals Company and several of its subsidiaries and CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), dated as of April 5, 2011 (filed as Exhibit 10.3 to Commercial Metals' Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(c)
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

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10(ii)(e)
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

10(ii)(g)
Omnibus Amendment No. 2, dated as of August 15, 2014, to the Receivables Sales Agreement, Receivables Purchase Agreement and Performance Undertaking, by and among the Company, as servicer and provider of the Performance Undertaking, certain subsidiaries of the Company parties thereto, as originators, CMC Receivables, Inc., the conduit purchasers party thereto, the committed purchasers party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch in its capacity as administrator of the Nieuw Amsterdam Funding Group, BMO Capital Markets Corp. in its capacity as administrator of the Fairway Funding Group and Wells Fargo Bank, N.A., as a committed purchaser and as administrative agent (filed as Exhibit 10.1 to Commercial Metals' Current Report on Form 8-K filed August 21, 2014 and incorporated herein by reference).

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

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10(iii)(j)*	Commercial Metals Company 2006 Cash Incentive Plan (filed as Exhibit 10(iii)(c) to Commercial Metals' Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

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

INDEX TO EXHIBITS

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

10(iii)(bb)*
Transition and Separation Agreement, dated October 28, 2013, by and between Ann J. Bruder and Commercial Metals Company (filed as Exhibit 10(iii)(bb) to Commercial Metals' Form 10-K for the year ended August 31, 2013 and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

18
Preferability letter provided by the Company's Independent Registered Public Accounting Firm to change the inventory costing method of the Company's International Mill reporting segment (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23
Consent of Independent Registered Public Accounting Firm to incorporation by reference of report dated October 30, 2014, accompanying the consolidated financial statements and financial statement schedule of Commercial Metals Company and subsidiaries for the year ended August 31, 2014, into previously filed Registration Statements No. 333-186974, No. 333-164604, No. 333-164603, No. 333-141663, No. 333-141662, No. 333-90726, No. 333-90724, No. 033-42648, No. 333-27967, and No. 033-61075 on Form S-8 and Registration Statements No. 333-144500 and No. 333-188366 on Form S-3 (filed herewith).

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

101
The following financial information from Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements (filed herewith).

*	Denotes management contract or compensatory plan.