Form 10-Q
period 2015-01-09
COMMERCIAL METALS CO
filed 2015-01-09
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of January 5, 2015 was 117,423,358.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,
(in thousands, except share data)	2014	2013
Net sales	$1,679,990	$1,617,075
Costs and expenses:
Cost of goods sold	1,493,769	1,440,202
Selling, general and administrative expenses	113,383	108,674
Interest expense	19,057	19,408
	1,626,209	1,568,284

Earnings from continuing operations before income taxes	53,781	48,791
Income taxes	15,447	15,091
Earnings from continuing operations	38,334	33,700

Earnings (loss) from discontinued operations before income taxes	(2,102)	21,106
Income taxes (benefit)	(21)	8,887
Earnings (loss) from discontinued operations	(2,081)	12,219

Net earnings	36,253	45,919
Net earnings attributable to CMC	$36,253	$45,919

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.33	$0.29
Earnings (loss) from discontinued operations	(0.02)	0.10
Net earnings	$0.31	$0.39

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.32	$0.29
Earnings (loss) from discontinued operations	(0.02)	0.10
Net earnings	$0.30	$0.39

Cash dividends per share	$0.12	$0.12
Average basic shares outstanding	117,818,170	117,070,499
Average diluted shares outstanding	118,909,618	118,156,611
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2014	2013
Net earnings	$36,253	$45,919
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment and other	(27,284)	19,442
Net unrealized loss on derivatives:
Unrealized holding loss, net of income taxes of $(284) and $(449)	(525)	(1,617)
Reclassification for loss included in net earnings, net of income taxes of $26 and $181	39	980
Net unrealized loss on derivatives, net of income taxes of $(258) and $(268)	(486)	(637)
Defined benefit obligation:
Net gain, net of income taxes of $4 and $296	8	550
Amortization of prior services, net of income taxes of $1 and $(1)	(4)	(2)
Defined benefit obligation, net of income taxes of $5 and $295	4	548
Other comprehensive income (loss)	(27,766)	19,353
Comprehensive income	$8,487	$65,272
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	November 30, 2014	August 31, 2014
Assets
Current assets:
Cash and cash equivalents	$326,075	$434,925
Accounts receivable (less allowance for doubtful accounts of $5,750 and $5,908)	986,405	1,028,425
Inventories, net	952,303	935,411
Current deferred tax assets	47,006	49,455
Other current assets	105,616	105,575
Assets of businesses held for sale	94,455	—
Total current assets	2,511,860	2,553,791
Property, plant and equipment:
Land	77,715	79,295
Buildings and improvements	491,681	494,842
Equipment	1,700,528	1,728,425
Construction in process	35,487	30,591
	2,305,411	2,333,153
Less accumulated depreciation and amortization	(1,402,957)	(1,408,055)
	902,454	925,098
Goodwill	74,100	74,319
Other noncurrent assets	127,886	135,312
Total assets	$3,616,300	$3,688,520
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$393,670	$423,807
Accounts payable-documentary letters of credit	142,789	125,053
Accrued expenses and other payables	249,252	322,000
Notes payable	530	12,288
Current maturities of long-term debt	8,931	8,005
Liabilities of businesses held for sale	42,896	—
Total current liabilities	838,068	891,153
Deferred income taxes	51,354	55,600
Other long-term liabilities	104,961	112,134
Long-term debt	1,282,808	1,281,042
Total liabilities	2,277,191	2,339,929
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,666,811 and 117,829,262 shares	1,290	1,290
Additional paid-in capital	356,479	359,338
Accumulated other comprehensive income (loss)	(47,275)	(19,509)
Retained earnings	1,247,958	1,225,855
Less treasury stock, 11,393,853 and 11,231,402 shares at cost	(219,454)	(218,494)
Stockholders' equity attributable to CMC	1,338,998	1,348,480
Stockholders' equity attributable to noncontrolling interests	111	111
Total stockholders' equity	1,339,109	1,348,591
Total liabilities and stockholders' equity	$3,616,300	$3,688,520
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2014	2013
Cash flows from (used by) operating activities:
Net earnings	$36,253	$45,919
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	33,859	33,860
Provision for losses on receivables, net	(95)	(240)
Stock-based compensation	5,728	5,544
Amortization of interest rate swaps termination gain	(1,899)	(1,900)
Deferred income taxes	(835)	19,081
Tax benefits from stock plans	(13)	(109)
Net gain on sale of a subsidiary and other	(467)	(25,064)
Asset impairment	—	1,005
Changes in operating assets and liabilities:
Accounts receivable	100,486	73,052
Accounts receivable sold, net	(88,201)	3,327
Inventories	(102,954)	(29,789)
Other assets	3,804	(20,185)
Accounts payable, accrued expenses and other payables	(61,292)	(31,534)
Other long-term liabilities	(4,270)	505
Net cash flows from (used by) operating activities	(79,896)	73,472

Cash flows from (used by) investing activities:
Capital expenditures	(22,450)	(14,085)
Proceeds from the sale of property, plant and equipment and other	882	2,126
Proceeds from the sale of a subsidiary	2,845	54,265
Net cash flows from (used by) investing activities	(18,723)	42,306

Cash flows from (used by) financing activities:
Documentary letters of credit, net change	32,410	18,663
Short-term borrowings, net change	(11,758)	2,020
Repayments on long-term debt	(2,444)	(1,551)
Stock issued under incentive and purchase plans, net of forfeitures	(2,981)	(2,089)
Treasury stock acquired	(9,341)	—
Cash dividends	(14,150)	(14,067)
Tax benefits from stock plans	13	109
Decrease in restricted cash	—	17,300
Payments for debt issuance costs	—	(430)
Purchase of noncontrolling interests	—	(52)
Net cash flows from (used by) financing activities	(8,251)	19,903

Effect of exchange rate changes on cash	(1,980)	1,022
Increase (decrease) in cash and cash equivalents	(108,850)	136,703
Cash and cash equivalents at beginning of year	434,925	378,770
Cash and cash equivalents at end of period	$326,075	$515,473

Supplemental information:
Noncash activities:
Capital lease additions and changes in accounts payable related to purchases of property, plant and equipment	$5,062	$348
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2013	129,060,664	$1,290	$363,772	$(27,176)	$1,166,732	(12,049,674)	$(234,619)	$156	$1,270,155
Net earnings					45,919				45,919
Other comprehensive income				19,353					19,353
Cash dividends ($0.12 per share)					(14,067)				(14,067)
Issuance of stock under incentive and purchase plans, net of forfeitures			(7,964)			293,497	5,875		(2,089)
Stock-based compensation			3,818						3,818
Tax benefits from stock plans			109						109
Contribution of noncontrolling interest			30					(82)	(52)
Balance, November 30, 2013	129,060,664	$1,290	$359,765	$(7,823)	$1,198,584	(11,756,177)	$(228,744)	$74	$1,323,146

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2014	129,060,664	$1,290	$359,338	$(19,509)	$1,225,855	(11,231,402)	$(218,494)	$111	$1,348,591
Net earnings					36,253				36,253
Other comprehensive loss				(27,766)					(27,766)
Cash dividends ($0.12 per share)					(14,150)				(14,150)
Treasury stock acquired						(560,493)	(9,341)		(9,341)
Issuance of stock under incentive and purchase plans, net of forfeitures			(11,362)			398,042	8,381		(2,981)
Stock-based compensation			8,490						8,490
Tax benefits from stock plans			13						13
Balance, November 30, 2014	129,060,664	$1,290	$356,479	$(47,275)	$1,247,958	(11,393,853)	$(219,454)	$111	$1,339,109
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the fiscal year ended August 31, 2014 filed by Commercial Metals Company ("CMC", and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission ("SEC") and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and the consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended August 31, 2014. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements
In the first quarter of fiscal 2015, the Company adopted guidance issued by the Financial Accounting Standards Board ("FASB") requiring an entity to net an unrecognized tax benefit with a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In the first quarter of fiscal 2015, the Company adopted guidance issued by the FASB requiring an entity to release any related cumulative translation adjustment into net income when it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the guidance resolves the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In the first quarter of fiscal 2015, the Company adopted guidance issued by the FASB requiring an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about the obligation. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

In August 2014, the FASB issued guidance providing a measurement alternative to the existing fair value measurement guidance for reporting entities that consolidate a collateralized financing entity in which (1) the financial assets and financial liabilities are measured at fair value except for those incidental financial assets and financial liabilities with their carrying values that approximate fair values and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. When the measurement alternative is elected, the financial assets and liabilities of a collateralized financing entity will be measured using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. This guidance is effective for public business entities for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

NOTE 2. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of income taxes, for the three months ended November 30, 2014 and 2013 was comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance at August 31, 2014	$(19,891)	$3,014	$(2,632)	$(19,509)
Other comprehensive income (loss) before reclassifications	(27,284)	(525)	8	(27,801)
Amounts reclassified from AOCI	—	39	(4)	35
Net other comprehensive income (loss)	(27,284)	(486)	4	(27,766)
Balance, November 30, 2014	$(47,175)	$2,528	$(2,628)	$(47,275)

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2013	$(27,477)	$3,594	$(3,293)	$(27,176)
Other comprehensive income (loss) before reclassifications	19,442	(1,617)	550	18,375
Amounts reclassified from AOCI	—	980	(2)	978
Net other comprehensive income (loss)	19,442	(637)	548	19,353
Balance, November 30, 2013	$(8,035)	$2,957	$(2,745)	$(7,823)

The significant items reclassified out of accumulated other comprehensive income (loss) and the corresponding line items in the consolidated statements of earnings to which the items were reclassified were as follows:

		Three Months Ended November 30,
Components of AOCI (in thousands)	Location	2014	2013
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(20)	$(119)
Foreign exchange	Net sales	—	(250)
Foreign exchange	Cost of goods sold	(200)	(922)
Foreign exchange	SG&A expenses	21	14
Interest rate	Interest expense	134	116
		(65)	(1,161)
Income tax effect	Income taxes benefit	26	181
Net of income taxes		$(39)	$(980)
Defined benefit obligation:
Amortization of prior services	SG&A expenses	$3	$3
Income tax effect	Income taxes benefit (expense)	1	(1)
Net of income taxes		$4	$2
Amounts in parentheses reduce earnings.

NOTE 3. SALES OF ACCOUNTS RECEIVABLE

The Company has a $200.0 million U.S. sale of accounts receivable program which expires on August 15, 2017. Under the program, CMC contributes, and several of its subsidiaries sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling trade accounts receivable generated by the Company. CMCRV sells the trade accounts receivable in their entirety to three financial institutions. With the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable sold. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows. Additionally, the U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 7, Credit Arrangements.

At November 30, 2014 and August 31, 2014, under its U.S. sale of accounts receivable program, the Company had sold $412.9 million and $389.6 million of trade accounts receivable, respectively, to the financial institutions. At November 30, 2014, the Company had no advance payments outstanding on the sale of its trade accounts receivable. The Company had $55.0 million in advance payments outstanding on the sale of its trade accounts receivable at August 31, 2014.

In addition to the U.S. sale of accounts receivable program described above, the Company's international subsidiaries in Europe and Australia sell trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy. The European program allows the Company's European subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. In October 2014, the Company entered into a first amendment to its Australian program which extended the maturity date to October 2016. Under the Australian program, trade accounts receivable balances are sold to a special purpose vehicle, which in turn sells 100% of the eligible trade accounts receivable of Commercial Metals Pty. Ltd., CMC Steel Distribution Pty. Ltd. and G.A.M. Steel Pty. Ltd. to the financial institution. The financial institution will fund up to A$75.0 million for all trade accounts receivable sold, and the remaining portion of the purchase price of the trade accounts receivable is in the form of a subordinated note from the financial institution. This note will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows.

At November 30, 2014 and August 31, 2014, under its European and Australian programs, the Company had sold $122.0 million and $147.3 million of trade accounts receivable, respectively, to third-party financial institutions and received advance payments of $57.3 million and $90.5 million, respectively.

During the three months ended November 30, 2014 and 2013, cash proceeds from the U.S. and international sale of accounts receivable programs were $118.9 million and $162.8 million, respectively, and cash payments to the owners of accounts receivable were $207.1 million and $159.4 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the trade accounts receivable for the U.S. and Australian programs. Discounts on U.S. and international sales of trade accounts receivable were $0.5 million for both of the three months ended November 30, 2014 and 2013, and are included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

The deferred purchase price on the Company's U.S. and European and the Commercial Metals Pty. Ltd. sale of accounts receivable programs are included in accounts receivable on the Company's consolidated balance sheets. The deferred purchase price on the CMC Steel Distribution Pty. Ltd. and the G.A.M. Steel Pty. Ltd. sale of accounts receivable programs are included in assets of businesses held for sale on the Company's consolidated balance sheets. The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of accounts receivable programs:

	Three Months Ended November 30, 2014
(in thousands)	Total	U.S.	Australia*	Europe
Beginning balance	$385,169	$329,797	$34,071	$21,301
Transfers of accounts receivable	1,128,244	949,163	90,729	88,352
Collections	(1,041,573)	(870,640)	(102,424)	(68,509)
Ending balance	$471,840	$408,320	$22,376	$41,144

* Includes the sales of accounts receivable activities related to businesses held for sale (transfers of accounts receivable of $60.5 million and collections of $63.6 million).

	Three Months Ended November 30, 2013
(in thousands)	Total	U.S.	Australia	Europe
Beginning balance	$453,252	$358,822	$64,996	$29,434
Transfers of accounts receivable	1,037,205	840,571	73,120	123,514
Collections	(1,042,922)	(847,878)	(65,804)	(129,240)
Program termination	(72,312)	—	(72,312)	—
Ending balance	$375,223	$351,515	$—	$23,708

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost or market. Inventory cost for most U.S. inventories is determined by the last-in, first-out ("LIFO") method. At November 30, 2014 and August 31, 2014, 54% and 44%, respectively, of the Company's total net inventories were valued at LIFO. Effective September 1, 2014, the Company changed its method of determining its interim LIFO inventory reserve from the complete quarterly LIFO valuation method to the expected annual LIFO valuation method. This change in accounting estimate did not have a material impact on the Company's consolidated financial statements as of and for the three months ended November 30, 2014. LIFO inventory reserves were $192.6 million and $198.8 million at November 30, 2014 and August 31, 2014, respectively. Inventory cost for the International Mill segment is determined by the weighted average cost method. Inventory cost for the remaining international and U.S. inventories is determined by the first-in, first-out ("FIFO") method.

The majority of the Company's inventories are in the form of finished goods with minimal work in process. At November 30, 2014 and August 31, 2014, $93.5 million and $84.3 million, before LIFO reserves, respectively, of the Company's inventories were in the form of raw materials.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at August 31, 2014	$7,267	$4,970	$57,144	$2,776	$2,162	$74,319
Foreign currency translation	—	—	—	(127)	(92)	(219)
Balance at November 30, 2014	$7,267	$4,970	$57,144	$2,649	$2,070	$74,100

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $49.4 million and $53.8 million at November 30, 2014 and August 31, 2014, respectively, and are included in other noncurrent assets on the Company's consolidated balance sheets. Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets was $1.8 million and $1.9 million for the three months ended November 30, 2014 and 2013, respectively.

NOTE 6. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS
Businesses Held for Sale
The Company did not have any assets and liabilities of businesses held for sale at August 31, 2014. The components of assets and liabilities of businesses held for sale on the Company's consolidated balance sheet were as follows:

(in thousands)	November 30, 2014
Assets:
Accounts receivable	$15,695
Inventories, net	69,047
Other current assets	735
Property, plant and equipment, net of accumulated depreciation and amortization	7,139
Other noncurrent assets	1,839
Assets of businesses held for sale	$94,455
Liabilities:
Accounts payable-trade	$22,086
Accounts payable-documentary letters of credit	13,447
Accrued expenses and other payables	7,363
Liabilities of businesses held for sale	$42,896

Discontinued Operations
In September 2014, the Company made the decision to exit and sell its steel distribution business in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, the Company determined that achieving acceptable financial returns would take additional time and investment. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods presented. The expenses associated with exiting this business were not material for the three months ended November 30, 2014. The Australian steel distribution business was previously an operating segment included in the International Marketing and Distribution reporting segment.
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

Financial information for discontinued operations was as follows:

	Three Months Ended November 30,
(in thousands)	2014	2013
Net sales	$59,011	$83,114
Earnings (loss) from discontinued operations before income taxes	(2,102)	21,106

Dispositions
During the first quarter of fiscal 2014, the Company sold all of the outstanding capital stock of Howell for $58.5 million, of which $3.2 million was held in escrow as of both November 30, 2014 and August 31, 2014. As a result of this sale, the Company recorded a pre-tax gain of $23.8 million, subject to customary purchase price adjustments, in the first quarter of fiscal 2014.

NOTE 7. CREDIT ARRANGEMENTS

On June 26, 2014, the Company entered into a fourth amended and restated credit agreement (the "Credit Agreement") with a revolving credit facility of $350.0 million and a maturity date of June 26, 2019 (the "credit facility"). The maximum availability under the credit facility can be increased to $500.0 million. The Company's obligation under its credit facility is secured by its U.S. inventory. The credit facility's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $25.3 million and $28.1 million at November 30, 2014 and August 31, 2014, respectively.

Under the credit facility, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the Company's 2017 Notes and 2018 Notes, as defined below, and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, the Company will be required to maintain liquidity of at least $150.0 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the credit facility bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate.

At November 30, 2014, the Company's interest coverage ratio was 4.71 to 1.00, and the Company's debt to capitalization ratio was 0.49 to 1.00. The Company had no amount drawn under its revolving credit facilities at November 30, 2014 and August 31, 2014.

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 15, 2023 (the "2023 Notes"). Interest on the 2023 Notes is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2013. The Company may, at any time, redeem the 2023 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make-whole" premium described in the indenture pursuant to which the 2023 Notes were issued. Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture governing the 2023 Notes, holders of the 2023 Notes may require the Company to repurchase the 2023 Notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The Company is generally not limited under the indenture governing the 2023 Notes in its ability to incur additional indebtedness provided the Company is in compliance with certain restrictive covenants, including restrictions on liens, sale and leaseback transactions, mergers, consolidations and transfers of substantially all of the Company's assets.

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

At November 30, 2014, the Company was in compliance with all covenants contained in its debt agreements.

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At November 30, 2014 and August 31, 2014, the unamortized portion was $24.9 million and $26.8 million, respectively. Amortization of the deferred gain was $1.9 million for each of the three months ended November 30, 2014 and 2013.

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of November 30, 2014	November 30, 2014	August 31, 2014
$400 million notes at 6.50% due July 2017	5.74%	$407,803	$408,546
$500 million notes at 7.35% due August 2018	6.40%	517,149	518,305
$330 million notes at 4.875% due May 2023	4.875%	330,000	330,000
Other, including equipment notes		36,787	32,196
		1,291,739	1,289,047
Less current maturities		8,931	8,005
		$1,282,808	$1,281,042

Interest on these notes is payable semiannually.

CMC Poland Sp.z.o.o. ("CMCP") has uncommitted credit facilities of $64.0 million with several banks with expiration dates ranging from December 2014 to March 2015. During the three months ended November 30, 2014, CMCP had total borrowings of $19.0 million and total repayments of $19.0 million under these credit facilities. At November 30, 2014, no material amounts were outstanding under these credit facilities.

The Company had no material amounts of interest capitalized in the cost of property, plant and equipment during the three months ended November 30, 2014 and 2013, respectively. Cash paid for interest was $9.5 million for each of the three months ended November 30, 2014 and 2013.
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

At November 30, 2014, the notional value of the Company's foreign currency contract commitments and its commodity contract commitments was $423.6 million and $50.8 million, respectively. At November 30, 2013, the notional value of the Company's foreign currency contract commitments and its commodity contract commitments was $433.3 million and $54.9 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of November 30, 2014:

Commodity	Long/Short	Total
Aluminum	Long	2,366	MT
Aluminum	Short	100	MT
Copper	Long	1,531	MT
Copper	Short	5,012	MT
Zinc	Long	7	MT
Natural Gas	Long	540,000	MMBTUs

MT = Metric Ton
MMBTU = One million British thermal units

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for each of the three months ended November 30, 2014 and 2013. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of earnings:

		Three Months Ended November 30,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2014	2013
Commodity	Cost of goods sold	$3,435	$510
Foreign exchange	Net sales	2,436	(159)
Foreign exchange	Cost of goods sold	1,871	(121)
Foreign exchange	SG&A expenses	12,200	(4,693)
Gain (loss) before income taxes		$19,942	$(4,463)

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended November 30,
	Location	2014	2013
Foreign exchange	Net sales	$(175)	$(113)
Foreign exchange	Cost of goods sold	1,154	(127)
Gain (loss) before income taxes		$979	$(240)

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended November 30,
	Location	2014	2013
Foreign exchange	Net sales	$179	$93
Foreign exchange	Cost of goods sold	(1,154)	125
Gain (loss) before income taxes		$(975)	$218

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended November 30,
	2014	2013
Commodity	$(68)	$(89)
Foreign exchange	(457)	(1,528)
Gain (loss), net of income taxes	$(525)	$(1,617)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended November 30,
	Location	2014	2013
Commodity	Cost of goods sold	$(13)	$(89)
Foreign exchange	Net sales	—	(231)
Foreign exchange	Cost of goods sold	(130)	(758)
Foreign exchange	SG&A expenses	17	12
Interest rate	Interest expense	87	86
Gain (loss), net of income taxes		$(39)	$(980)

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at November 30, 2014 and August 31, 2014. The fair value of the Company's derivative instruments on the consolidated balance sheets was as follows:

Derivative Assets (in thousands)	November 30, 2014	August 31, 2014
Commodity — designated for hedge accounting	$5	$42
Commodity — not designated for hedge accounting	2,132	869
Foreign exchange — designated for hedge accounting	1,111	136
Foreign exchange — not designated for hedge accounting	3,529	1,853
Derivative assets (other current assets)*	$6,777	$2,900

Derivative Liabilities (in thousands)	November 30, 2014	August 31, 2014
Commodity — designated for hedge accounting	$97	$6
Commodity — not designated for hedge accounting	467	162
Foreign exchange — designated for hedge accounting	774	325
Foreign exchange — not designated for hedge accounting	1,271	1,010
Derivative liabilities (accrued expenses and other payables)*	$2,609	$1,503
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of November 30, 2014, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	November 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$150,100	$150,100	$—	$—
Commodity derivative assets (2)	2,137	2,132	5	—
Foreign exchange derivative assets (2)	4,640	—	4,640	—
Liabilities:
Commodity derivative liabilities (2)	564	467	97	—
Foreign exchange derivative liabilities (2)	2,045	—	2,045	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$200,487	$200,487	$—	$—
Commodity derivative assets (2)	911	911	—	—
Foreign exchange derivative assets (2)	1,989	—	1,989	—
Liabilities:
Commodity derivative liabilities (2)	168	162	6	—
Foreign exchange derivative liabilities (2)	1,335	—	1,335	—
 _________________
(1) Money market investments are short-term in nature, and the value is determined by broker quoted prices in active markets. The investment portfolio mix can change each period based on the Company's assessment of investment options.

(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or Commodity Exchange, Inc. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Further discussion regarding the Company's use of derivative instruments and the classification of the assets and liabilities is included in Note 8, Derivatives and Risk Management.

There were no material non-recurring fair value measurements during the three months ended November 30, 2014 and 2013, respectively.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets are as follows:

		November 30, 2014		August 31, 2014
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million notes at 6.50% due July 2017 (1)	Level 2	$407,803	$435,528	$408,546	$438,200
$500 million notes at 7.35% due August 2018 (1)	Level 2	517,149	553,125	518,305	567,560
$330 million notes at 4.875% due May 2023 (1)	Level 2	330,000	322,080	330,000	325,050
_________________
(1) The fair values of the 2017 Notes, 2018 Notes and 2023 Notes are estimated based on readily available market prices of these notes at November 30, 2014 and August 31, 2014, or similar notes with the same maturities, rating and interest rates.

NOTE 10. INCOME TAX

The Company's effective income tax rate from continuing operations for the three months ended November 30, 2014 and 2013 was 28.7% and 30.9%, respectively. In each period, the tax rate was lower than the statutory income tax rate of 35% because the Company had income from operations in countries which have lower tax rates than the United States, notably Poland, which has a statutory tax rate of 19%. In addition, the Company benefited under Section 199 of the Internal Revenue Code related to domestic production activity income during the three months ended November 30, 2014. The Company's effective income tax rate from discontinued operations for the three months ended November 30, 2014 was 1.0% and reflected the fact that earnings from discontinued operations before income taxes included a loss in Australia, a jurisdiction in which all tax losses creating a deferred tax asset have a full valuation allowance recorded against them, and thus no tax benefit. The Company's effective income tax rate from discontinued operations for the three months ended November 30, 2013 was 42.1% and reflected a $23.8 million pre-tax gain on the sale of Howell, resulting in the appropriate amount of U.S. federal and state income tax expense.

The Company made net payments of $11.6 million and $1.4 million for income taxes during the three months ended November 30, 2014 and 2013, respectively.

The reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $27.3 million, exclusive of interest and penalties, as of both November 30, 2014 and August 31, 2014, respectively.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three months ended November 30, 2014, before any income tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending November 30, 2015, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $16.9 million, which would reduce the provision for income taxes on earnings by $2.7 million.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, CMC and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2009 and forward
U.S. States — 2009 and forward
Foreign — 2007 and forward

The Company is currently under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of November 30, 2014 sufficiently reflect the anticipated outcome of these examinations.
NOTE 11. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described, and informational disclosures provided, in Note 15, Stock-Based Compensation Plans, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014. During the three months ended November 30, 2014 and 2013, restricted stock units and performance stock units totaling 1.0 million and 1.1 million, respectively, were granted at a weighted-average fair value of $16.08 and $16.75, respectively.

During the three months ended November 30, 2014 and 2013, the Company granted 392,517 and 376,265 equivalent shares, respectively, of performance stock units and restricted stock units accounted for as liability awards. The fair value of these liability awards is remeasured each reporting period and is recognized ratably over the service period. As of November 30, 2014, the Company had 942,012 equivalent shares in awards outstanding. The Company expects 894,910 equivalent shares to vest.

In general, the restricted stock units granted during fiscal 2015 and 2014 vest ratably over a period of three years; however, certain restricted stock units granted during fiscal 2015 vest after a specified service period; one-third of each such award vest on the second anniversary of the grant date and the remaining two-thirds of each such award vest on the third anniversary of the grant date. In addition, certain restricted stock units granted during fiscal 2014 vest after a specified service period; 25% of the award vest on the second anniversary of the grant date; 25% of each such award vest on the third anniversary of the grant date and the remaining 50% of each such award vest on the fourth anniversary of the grant date. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, the performance stock units granted during fiscal 2015 and fiscal 2014 will vest after a period of three years.

Stock-based compensation expense for the three months ended November 30, 2014 and 2013 of $5.7 million and $5.5 million, respectively, is included in selling, general and administrative expenses on the Company's consolidated statements of earnings.
NOTE 12. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of basic and diluted earnings per share from continuing operations for the three months ended November 30, 2014 and 2013 are as follows:

	Three Months Ended November 30,
(in thousands, except share data)	2014	2013
Earnings from continuing operations	$38,334	$33,700

Basic earnings per share:
Shares outstanding for basic earnings per share	117,818,170	117,070,499

Basic earnings per share attributable to CMC:	$0.33	$0.29

Diluted earnings per share:
Shares outstanding for basic earnings per share	117,818,170	117,070,499

Effect of dilutive securities:
Stock-based incentive/purchase plans	1,091,448	1,086,112
Shares outstanding for diluted earnings per share	118,909,618	118,156,611

Diluted earnings per share attributable to CMC:	$0.32	$0.29

Anti-dilutive shares not included above	672,352	1,364,036
_______________________
CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
On October 27, 2014, CMC's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of CMC's outstanding common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. The Company purchased 560,493 shares of its outstanding common stock, at an average purchase price of $16.67 per share, during the first three months of fiscal 2015 and had remaining authorization to purchase $90.7 million of common stock at November 30, 2014 pursuant to its share repurchase program.
NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. See Note 18, Commitments and Contingencies, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
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
On September 24, 2008, a case was filed in the United States District Court for the Northern District of Illinois on behalf of a purported nationwide class of indirect purchasers naming the same defendants and containing allegations substantially identical to those of the complaint filed by Standard Iron Works. The lawsuit sought damages, including reasonable attorney fees and other amounts recoverable by statute. Some document production has occurred in the case. Another action was filed in Tennessee state court on behalf of a purported class of indirect purchasers in Tennessee naming the same defendants but seeking recovery for purchases through 2010. The lawsuit sought damages and costs, including reasonable attorney fees and pre- and post-judgment interest. The case has been removed to federal court, and was transferred to United States District Court for the Northern District of Illinois in March 2012. No motion practice or discovery has taken place. The Company believes that the lawsuits are without merit and plans to defend them vigorously. Due to the uncertainty and the information available as of the date of this Quarterly Report on Form 10-Q, the Company cannot reasonably estimate a range of loss relating to these cases.
NOTE 14. BUSINESS SEGMENTS

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

The Company structures its business into the following five reporting segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. The Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. The Americas Mills segment manufactures finished long steel products including reinforcement bar ("rebar"), merchant bar, light structural, some special bar quality ("SBQ") and other special sections as well as semi-finished billets for re-rolling and forging applications. The Americas Fabrication segment consists of the Company's rebar and structural fabrication operations, fence post manufacturing plants, construction-related product facilities and plants that heat-treat steel to strengthen and provide flexibility. The International Mill segment includes the Company's minimill and the Company's recycling and fabrication operations in Poland. The International Marketing and Distribution segment includes international operations for the sale, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes the Company's marketing and distribution divisions headquartered in the U.S. and also operates a recycling facility in Singapore. Corporate contains expenses of the Company's corporate headquarters and interest expense related to its long-term debt.

The financial information presented for the Americas Mills segment excludes Howell. Additionally, the financial information presented for the International Marketing and Distribution segment excludes the steel distribution business in Australia. These operations have been classified as discontinued operations in the consolidated statements of earnings. See Note 6, Businesses Held for Sale, Discontinued Operations and Dispositions, for more information.

The Company uses adjusted operating profit (loss), a non-GAAP financial measure, to compare and to evaluate the financial performance of its segments. Adjusted operating profit (loss) is the sum of the Company's earnings from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended November 30, 2014
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$269,802	$303,859	$408,237	$177,629	$519,631	$832	$—	$1,679,990
Intersegment sales	46,257	220,992	4,251	—	18,175	—	(289,675)	—
Net sales	316,059	524,851	412,488	177,629	537,806	832	(289,675)	1,679,990
Adjusted operating profit (loss)	(1,143)	75,382	(3,009)	4,223	18,252	(19,611)	(805)	73,289
Total assets at November 30, 2014*	310,139	665,388	678,267	454,143	1,022,760	1,035,764	(652,430)	3,514,031

	Three Months Ended November 30, 2013
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$293,475	$291,573	$353,992	$228,492	$443,358	$6,185	$—	$1,617,075
Intersegment sales	44,727	189,578	4,226	658	1,984	—	(241,173)	—
Net sales	338,202	481,151	358,218	229,150	445,342	6,185	(241,173)	1,617,075
Adjusted operating profit (loss)	839	65,814	2,217	15,268	2,042	(18,049)	597	68,728
Total assets at August 31, 2014*	296,564	647,437	691,765	466,449	949,016	1,100,995	(470,716)	3,681,510

* Excludes total assets from discontinued operations of $102.3 million at November 30, 2014 and $7.0 million at August 31, 2014.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended November 30,
(in thousands)	2014	2013
Earnings from continuing operations	$38,334	$33,700
Income taxes	15,447	15,091
Interest expense	19,057	19,408
Discounts on sales of accounts receivable	451	529
Adjusted operating profit	$73,289	$68,728
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto, which are included in this report, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014. This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled

"Forward-Looking Statements" in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2014. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended November 30,
(in thousands)	2014	2013
Net sales*	$1,679,990	$1,617,075
Adjusted operating profit*+	73,289	68,728
LIFO expense (income) before income taxes*	(6,226)	4,367
Earnings from continuing operations	38,334	33,700
Adjusted EBITDA*+	106,421	102,263
_______________________________________
* Excludes divisions classified as discontinued operations.
+ Non-GAAP financial measure.

Adjusted EBITDA

In the table above, we have included financial statement measures that were not derived in accordance with United States generally accepted accounting principles ("GAAP"). We use adjusted EBITDA (earnings from continuing operations before interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net earnings or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA provides relevant and useful information, which is often used by analysts, creditors, and other interested parties in our industry. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization, as well as impairment charges, which are also non-cash. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between U.S. jurisdictions. Tax regulations in international operations add additional complexity. We also exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. Adjusted EBITDA is part of a debt compliance test in certain of our debt agreements and is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended November 30,
(in thousands)	2014	2013
Earnings from continuing operations	$38,334	$33,700
Interest expense	19,057	19,408
Income taxes	15,447	15,091
Depreciation and amortization	33,583	33,313
Impairment charges	—	751
Adjusted EBITDA	$106,421	$102,263

As noted above, our adjusted EBITDA does not include interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Impairment charges, when necessary, accelerate the write-off of fixed assets that otherwise would have been accomplished by periodic depreciation charges. Additionally, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings determined in accordance with GAAP, as well as adjusted EBITDA, to evaluate our performance. Further, we separately analyze any significant fluctuations in interest expense, income taxes (benefit), depreciation, amortization and impairment charges.

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

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended November 30,
(in thousands)	2014	2013
Earnings from continuing operations	$38,334	$33,700
Income taxes	15,447	15,091
Interest expense	19,057	19,408
Discounts on sales of accounts receivable	451	529
Adjusted operating profit	$73,289	$68,728

Summary

Net sales for the first quarter of fiscal 2015 increased $62.9 million, or 4%, compared to the first quarter of fiscal 2014 due to an overall increase in shipments for our Americas Mills and Americas Fabrication reporting segments. Within our International Marketing and Distribution reporting segment, our European and Asian operations reported a strong increase in shipments for the first quarter of fiscal 2015 compared to the same period in fiscal 2014. In addition to the increase in Americas Mills' and Americas Fabrication's shipments in the first quarter of fiscal 2015, these reporting segments benefited from an increase in average selling prices due to increased non-residential construction spending compared to the same period in the prior fiscal year. Furthermore, one of our trading divisions headquartered in the U.S. and our European and Australian operations within our International Marketing and Distribution segment also benefited during the first three months of fiscal 2015 from increases in average selling prices compared to the first three months of fiscal 2014. In contrast, our Americas Recycling and International Mill reporting segments both reported a decline in net sales in the first quarter of fiscal 2015 due to weak shipments and falling average selling prices compared to the first quarter of fiscal 2014. Our Americas Recycling segment was impacted by lower scrap and iron ore prices while sluggish demand in central Europe and a three week planned maintenance outage impacted our Polish operations in the first quarter of fiscal 2015 compared to the same period in the prior fiscal year.

Adjusted operating profit for the first quarter of fiscal 2015 increased $4.6 million, or 7%, compared to the first quarter of fiscal 2014 due to an increase in average metal margins for our trading divisions headquartered in the U.S. and our European and Australian trading operations within our International Marketing and Distribution reporting segment. Our Americas Mills reporting segment reported a 7% increase in average metal margin for the first quarter of fiscal 2015 as a result of the increase in total shipments discussed above and an increase in the average selling price on stable average costs of ferrous scrap consumed compared to the first quarter of fiscal 2014. In contrast, our Americas Recycling, Americas Fabrication and International Mill reporting segments reported decreases in adjusted operating profit compared to the same period in the prior fiscal year. Reduced shipments coupled with declines in average selling prices that outpaced declines in input costs impacted our Americas Recycling and International Mill reporting segments by reducing average metal margins in the first quarter of fiscal 2015 compared to the same period in the prior fiscal year. Although our Americas Fabrication reporting segment reported strong shipments and an increase in average selling prices for the first three months of fiscal 2015, these increases were more than offset by increases in mill input costs and resulted in an average metal margin compression of $14 per short ton related to our rebar product compared to the same period in the prior fiscal year.

Effective September 1, 2014, the Company changed its method of determining its LIFO inventory reserve from the complete quarterly LIFO valuation method to the expected annual LIFO valuation method. Under the expected annual LIFO valuation method, interim LIFO expense or income is based on management's current estimates of inventory costs and quantities at year end. Actual inventory costs and quantities at year end will likely differ from the interim estimates and such differences may be significant. For the first quarter of fiscal 2015, we reported a $10.6 million favorable change in pre-tax LIFO compared to the first quarter of fiscal 2014 as a result of management's estimates for the movement in inventory costs and inventory quantities throughout fiscal 2015 compared to the observed movement in inventory prices and quantities in the first quarter of fiscal 2014.

Interest Expense

Interest expense for the three months ended November 30, 2014 decreased $0.4 million when compared to the three months ended November 30, 2013.

Income Taxes

Our effective income tax rate from continuing operations for the three months ended November 30, 2014 was 28.7% compared with 30.9% for the three months ended November 30, 2013. The decrease in our effective income tax rate from continuing operations was attributed to the improvement in our international segments' operating results for the three months ended November 30, 2014 along with a benefit under Section 199 of the Internal Revenue Code related to domestic production activity income. Our effective income tax rate can change from period to period as a result of changes in the mix and amount of pre-tax income generated in the jurisdictions in which we operate. Our effective income tax rates can also be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in the rate.
We intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

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

Americas Recycling

	Three Months Ended November 30,
(in thousands)	2014	2013
Net sales	$316,059	$338,202
Adjusted operating profit (loss)	(1,143)	839
LIFO expense (income)	(688)	2,525

Average selling price (per short ton)
Average ferrous selling price	$307	$326
Average nonferrous selling price	2,622	2,679

Short tons shipped (in thousands)
Ferrous tons shipped	493	503
Nonferrous tons shipped	59	56
Total tons shipped	552	559

Net sales for the first quarter of fiscal 2015 decreased $22.1 million, or 7%, compared to the corresponding period in fiscal 2014. The decrease in net sales was principally attributed to a 2% decrease in ferrous volumes and a 6% per short ton decline in average ferrous selling prices due to reduced demand, lower iron ore prices and a strong U.S. dollar encouraging imports and lowering export demand.

Adjusted operating profit for the first quarter of fiscal 2015 decreased $2.0 million compared to the first quarter of fiscal 2014. The decline in adjusted operating profit for the first three months of fiscal 2015 was attributed to the decline in ferrous shipments discussed above coupled with a 2% average ferrous metal margin compression compared to the same period in fiscal 2014. Nonferrous shipments increased 5%; however, a decline in average nonferrous selling prices more than offset a decline in average nonferrous material costs, which added additional pressure to average nonferrous metal margins compared to the first quarter of fiscal 2014. Furthermore, in the first quarter of fiscal 2014, this segment benefited from a pre-tax gain on real estate and facility relocation benefits of $3.7 million. In contrast, a favorable change in pre-tax LIFO of $3.2 million was recorded for the first quarter of fiscal 2015 resulting from management's expectation that inventory costs will decline throughout fiscal 2015. Higher inventory replacement costs coupled with the liquidation of higher priced LIFO inventories resulted in the pre-tax LIFO expense in the first quarter of fiscal 2014.

Americas Mills

	Three Months Ended November 30,
(in thousands)	2014	2013
Net sales	$524,851	$481,151
Adjusted operating profit	75,382	65,814
LIFO expense (income)	(2,734)	(1,869)

Average price (per short ton)
Finished goods selling price	$697	$668
Total sales	683	657
Cost of ferrous scrap consumed	336	334
Metal margin	347	323
Ferrous scrap purchase price	286	297

Short tons (in thousands)
Tons melted	683	652
Tons rolled	616	618
Tons shipped	723	676

We include our five domestic steel minimills and the recycling locations which directly support the steel minimills in our Americas Mills segment.

Net sales for the first quarter of fiscal 2015 increased $43.7 million, or 9%, compared to the first quarter of fiscal 2014 due to a 7% increase in total shipments and a $26 per short ton increase in average selling price. Overall shipments of our higher priced finished products, including rebar and merchant, increased approximately 34 thousand short tons while our lower priced billet shipments increased approximately 15 thousand short tons. The increases in total shipments and average selling prices was the result of an increase in non-residential construction spending compared to the same period in fiscal 2014.

Adjusted operating profit for the first quarter of fiscal 2015 increased $9.6 million, or 15%, compared to the first quarter of fiscal 2014 due to a 7% increase in average metal margin coupled with the increase in total shipments discussed above. Average metal margin expansion in the first quarter of fiscal 2015 was the result of an increase in average selling prices per short ton on stable average costs of ferrous scrap consumed per short ton compared to the same period in fiscal 2014. Adjusted operating profit was impacted by an 8% increase in cost of goods sold, including a $5.2 million increase in repair and maintenance expenses incurred in the normal course of business. Furthermore, the increase in cost of goods sold included a $2 per short ton increase in freight expense compared to the first quarter of fiscal 2014.

Americas Fabrication

	Three Months Ended November 30,
(in thousands)	2014	2013
Net sales	$412,488	$358,218
Adjusted operating profit (loss)	(3,009)	2,217
LIFO expense (income)	(1,099)	1,835

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$913	$877
Structural	2,750	2,433
Post	884	888

Short tons shipped (in thousands)
Rebar	265	234
Structural	12	12
Post	22	21

Net sales for the first quarter of fiscal 2015 increased $54.3 million, or 15%, compared to the first quarter of fiscal 2014 primarily due to a 13% per short ton increase in rebar shipments and a 4% per short ton increase in average rebar selling price. The increases in rebar shipments and average rebar selling price was the result of an increase in non-residential construction spending compared to the same period in fiscal 2014.

Adjusted operating profit for the first quarter of fiscal 2015 decreased $5.2 million compared to the first quarter of fiscal 2014 due to an average metal margin compression of $14 per short ton related to our rebar product as rising mill material prices in the first quarter of fiscal 2015 outpaced the rate of rising fabrication selling prices compared to the same period in the prior fiscal year. Additionally, conversion costs for our rebar product increased $8 per short ton. Partially offsetting these items was a $2.9 million favorable change in pre-tax LIFO in the first quarter of fiscal 2015 resulting from management's expectation that inventory costs will decline throughout fiscal 2015 compared to increases in inventory costs for this segment in the first quarter of fiscal 2014.

International Mill

	Three Months Ended November 30,
(in thousands)	2014	2013
Net sales	$177,629	$229,150
Adjusted operating profit	4,223	15,268

Average price (per short ton)
Total sales	$546	$603
Cost of ferrous scrap consumed	314	354
Metal margin	232	249
Ferrous scrap purchase price	266	301

Short tons (in thousands)
Tons melted	329	380
Tons rolled	256	309
Tons shipped	305	360

Net sales for the first quarter of fiscal 2015 decreased $51.5 million, or 22%, compared to the first quarter of fiscal 2014 due to a 15% decline in shipments coupled with a 9% decline in average selling price. Shipments declined during the first three months of fiscal 2015 due to sluggish demand in central Europe and a three week planned maintenance outage at the Polish minimill. Furthermore, although the Eurozone economy grew, the rate of expansion cooled in November. For the three months ended

November 30, 2014 and 2013, changes in the value of the U.S. dollar relative to other currencies did not have a material impact on this segment's net sales.

Adjusted operating profit for the first quarter of fiscal 2015 decreased $11.0 million compared to the first quarter of fiscal 2014 due to the decline in total shipments discussed above coupled with a 7% decrease in average metal margin. Average metal margin compression in the first quarter of fiscal 2015 was the result of the decrease in the average selling price discussed above, which outpaced a $40 per short ton decrease in the average cost of ferrous scrap consumed compared to the same period in fiscal 2014. For the three months ended November 30, 2014 and 2013, changes in the value of the U.S. dollar relative to other currencies did not have a material impact on this segment's adjusted operating profit.

International Marketing and Distribution

	Three Months Ended November 30,
(in thousands)	2014	2013
Net sales	$537,806	$445,342
Adjusted operating profit	18,252	2,042
LIFO expense (income)	(1,705)	1,876

Net sales for the first quarter of fiscal 2015 increased $92.5 million, or 21%, compared to the first quarter of fiscal 2014 due to a 70% increase in shipments for one of our trading divisions headquartered in the U.S. In addition, our western European and Asian operations reported a strong increase in shipments for the first quarter of fiscal 2015 due to an improvement in the growth trend in the respective markets of these operations compared to the same period in fiscal 2014. For the three months ended November 30, 2014 and 2013, changes in the value of the U.S. dollar relative to other currencies did not have a material impact on this segment’s net sales.

Adjusted operating profit for the first quarter of fiscal 2015 increased $16.2 million compared to the corresponding period of fiscal 2014. The improvement in adjusted operating profit for the first three months of fiscal 2015 was attributed to the increase in net sales discussed above coupled with an increase in the average metal margins for our trading divisions headquartered in the U.S. In addition, our trading divisions headquartered in the U.S. recorded a $3.6 million favorable change in pre-tax LIFO for the first quarter of fiscal 2015 resulting from management's expectation that inventory costs will decline throughout fiscal 2015 compared to increases in inventory costs for these divisions in the first quarter of fiscal 2014. For the three months ended November 30, 2014 and 2013, changes in the value of the U.S. dollar relative to other currencies did not have a material impact on this segment’s adjusted operating profit.

Corporate
Our corporate expenses for the three months ended November 30, 2014 were $19.6 million compared to $18.0 million for the three months ended November 30, 2013. The $1.6 million, or 9%, increase in corporate expenses was attributed to a loss on foreign currency derivative contracts in the first quarter of fiscal 2015 compared to a gain on foreign currency derivative contracts in the same period of the prior fiscal year.

DISCONTINUED OPERATIONS DATA
In September 2014, we made the decision to exit our steel distribution business in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, we determined that achieving acceptable financial returns would take additional time and investment. In the first quarter of fiscal 2015, we determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. The expenses associated with exiting this business were not material for the three months ended November 30, 2014. The Australian steel distribution business was previously an operating segment in the International Marketing and Distribution reporting segment.
During the fourth quarter of fiscal 2013, we decided to sell all of the capital stock of our wholly owned copper tube manufacturing operation, Howell Metal Company ("Howell"). We determined that the decision to sell this business met the definition of a discontinued operation. As a result, the Company included Howell in discontinued operations for all periods presented. During the first quarter of fiscal 2014, the Company sold all of the outstanding capital stock of Howell for $58.5 million, of which $3.2 million was held in escrow as of both November 30, 2014 and August 31, 2014. As a result of this sale, we recorded a pre-tax gain of $23.8 million, subject to customary purchase price adjustments, in the first quarter of fiscal 2014. Howell was previously an operating segment included in the Americas Mills reporting segment.

OUTLOOK

We are encouraged by the continued improvement in the U.S. economy with job growth and rising wages as of the date of this report. U.S. manufacturing activity expanded for the eighteenth consecutive month in November 2014, and non-residential construction spending increased during the first three months of our fiscal 2015. In November, the Architecture Billings Index (ABI), a leading indicator of construction activity, reported the seventh consecutive month greater than 50 at 50.9.

Our second fiscal quarter is historically slower as a result of a seasonal downturn in construction activity due to holidays and the onset of winter weather. Consistent with prior years, we plan to take advantage of the slower business activity with planned outages for routine maintenance and equipment upgrades.
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

The table below reflects our sources, facilities and availability of liquidity as of November 30, 2014:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$326,075	$ N/A
Revolving credit facility	350,000	324,697
U.S. receivables sale facility	200,000	200,000
International accounts receivable sales facilities	111,560	54,267
Bank credit facilities — uncommitted	96,001	95,108
Notes due from 2017 to 2023	1,230,000	*
Equipment notes	36,787	*

* We believe we have access to additional financing and refinancing, if needed.

We have $400.0 million of 6.50% Senior Notes due July 2017 (the "2017 Notes"), $500.0 million of 7.35% Senior Notes due August 2018 (the "2018 Notes") and $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes" and together with the 2017 Notes and the 2018 Notes, the "Notes"). The Notes require interest only payments until maturity. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or to refinance these notes when they mature.

CMC Poland Sp. z.o.o. ("CMCP") has uncommitted credit facilities of PLN 215 million ($64.0 million) with several banks with expiration dates ranging from December 2014 to March 2015. We intend to renew the uncommitted credit facilities upon expiration. During the three months ended November 30, 2014, CMCP had total borrowings of $19.0 million and total repayments of $19.0 million under these facilities. At November 30, 2014, no material amounts were outstanding under these facilities.

The maximum availability under our $350.0 million revolving credit facility (the "credit facility") can be increased to $500.0 million. Our obligation under the credit facility is secured by our U.S. inventory. The credit facility's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $25.3 million at November 30, 2014.

Under the credit facility, we are required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the credit agreement governing our credit facility) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the credit agreement governing our credit facility) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the 2017 Notes and the 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, we will be required to maintain liquidity of at least $150.0 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the credit facility bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At November 30, 2014, our interest coverage ratio was 4.71 to 1.00 and our debt to capitalization ratio was 0.49 to 1.00.

Our foreign operations generated approximately 24% of our revenue during the first quarter of fiscal 2015, and as a result, our foreign operations had cash and cash equivalents of approximately $54.5 million at November 30, 2014. Historically, our domestic operations have generated the majority of our cash, which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350.0 million credit facility described above and the $200.0 million sale of accounts receivable program described below. We intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 44% of total receivables at November 30, 2014.

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

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed credit facility and are not included in our overall liquidity analysis. The Company had $142.8 million and $125.1 million of documentary letters of credit outstanding at November 30, 2014 and August 31, 2014, respectively. The increase in use of documentary letters of credit at November 30, 2014 resulted in an increase of cash of $32.4 million for financing activities. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

On October 27, 2014, the Board of Directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of CMC's outstanding common stock. This new program replaced the existing program, which was terminated by our Board of Directors in connection with the approval of the new program. We intend to repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The new share repurchase program does not require us to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated at any time without prior notice. During the three months ended November 30, 2014, we used $9.3 million to purchase 560,493 shares of CMC common stock as part of our share repurchase program.

Cash Flows

Our cash flows from operating activities result primarily from the sale of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. See Note 8, Derivatives and Risk Management, to the unaudited consolidated financial statements contained in this report.

Net cash flows used by operating activities were $79.9 million during the first three months of fiscal 2015 compared to net cash flows from operating activities of $73.5 million during the first three months of fiscal 2014. Net earnings decreased $9.7 million during the first quarter of fiscal 2015 compared to the same period in the prior fiscal year. Net earnings in the first quarter of fiscal 2014 included a $23.8 million pre-tax gain on the sale of Howell. There was no such sale in the first quarter of fiscal 2015. The impact of the pre-tax gain on the sale of Howell was partially offset by a $19.1 million increase in deferred income taxes in the first quarter of fiscal 2014. In the first quarter of fiscal 2014, there were no other material fluctuations of non-cash items or items included in net earnings for which the cash effects did not relate to operating activities. Conversely, the fluctuations in these types of items did not have a material impact on net earnings in the first quarter of fiscal 2015.

Cash used by operating assets and liabilities increased $147.8 million during the first quarter of fiscal 2015 compared to the same period in the prior fiscal year. The significant components of change within operating assets and liabilities were as follows:

Accounts receivable - Cash from accounts receivable increased $27.4 million during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The increase in cash from accounts receivable was primarily due to a $164.2 million decrease in consolidated net sales between the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015 compared to a $34.0 million decrease in consolidated net sales between the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014.

Accounts receivable sold, net - Cash used by accounts receivable sold, net during the first quarter of fiscal 2015 was $88.2 million compared to cash from accounts receivable sold, net of $3.3 million in the same period in the prior fiscal year. This was primarily due to repayments of $55.0 million in the first quarter of fiscal 2015 on advances received from our U.S. sale of accounts receivable program. Additionally, in the first quarter of fiscal 2015, we reduced our usage of our Australian and European sale of accounts receivable programs by $36.5 million.

Inventories - Cash used by inventories increased $73.2 million during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 primarily due to a strategic inventory build in order for one of our trading divisions headquartered in the U.S. to meet growing market demand. Additionally, day’s sales in inventories increased 8 days to 55 days at November 30, 2014 from 47 days at November 30, 2013.

Net cash flows used by investing activities during the first quarter of fiscal 2015 was $18.7 million compared to net cash flows from investing activities during the first quarter of fiscal 2014 of $42.3 million. The largest factor contributing to the use of cash by investing activities in the first quarter of fiscal 2015 was a decrease of $54.3 million in proceeds from the sale of Howell from the first quarter of fiscal 2014. Additionally, net cash flows used by investing activities increased during the first quarter of fiscal 2015 due to an $8.4 million increase in capital expenditures.

We expect our total capital expenditures for fiscal 2015 to be between $140 million and $180 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Net cash flows used by financing activities during the first quarter of fiscal 2015 was $8.3 million compared to net cash flows from financing activities during the first quarter of fiscal 2014 of $19.9 million. The use of cash by financing financing activities in the first quarter of fiscal 2015 was primarily due to a $17.3 million release of restricted cash from fiscal 2014 that had been serving as collateral for letters of credit obligations for our Australian operations. Additionally, net cash flows used by financing activities increased $9.3 million due to purchases of CMC common stock under our new share repurchase program that was approved during the first quarter of fiscal 2015.

We had a decrease in net short-term borrowings of $13.8 million and an increase in the level of our usage of documentary letters of credit of $13.7 million during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

Our estimated contractual obligations for the twelve months ending November 30, 2015 were approximately $1.0 billion and constitute expenditures incurred in connection with normal revenue producing activities. We believe our cash flows from operating activities and credit facilities are adequate to fund our ongoing operations and planned capital expenditures.

CONTRACTUAL OBLIGATIONS

There were no material changes to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2014, we had committed $25.3 million under these arrangements.
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

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments in connection with these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition.
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

The Company's forward-looking statements are based on management's expectations and beliefs as of the time this report is filed with the Securities and Exchange Commission or, with respect to any document incorporated by reference, as of the time such document was prepared. Although the Company believes that its expectations are reasonable, it can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, the Company undertakes no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise. Some of the important factors that could cause actual results to differ materially from the Company's expectations include the following:

•	absence of global economic recovery or possible recession relapse and the pace of overall global economic activity and its impact in a highly cyclical industry;

•	construction activity or lack thereof;

•	continued sovereign debt problems in the Euro-zone;

•	success or failure of governmental efforts to stimulate the economy including restoring credit availability and confidence in a recovery;

•	significant reductions in China’s steel consumption or increased Chinese steel production;

•	rapid and significant changes in the price of metals;

•	increased capacity and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	passage of new, or interpretation of existing, environmental laws and regulations;

•	increased legislation associated with climate change and greenhouse gas emissions;

•	solvency of financial institutions and their ability or willingness to lend;

•	customers' inability to obtain credit and non-compliance with contracts;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	currency fluctuations;

•	global factors including political and military uncertainties;

•	availability of electricity and natural gas for minimill operations;

•	information technology interruptions and breaches in security data;

•	ability to retain key executives;

•	execution of cost reduction strategies;

•	industry consolidation or changes in production capacity or utilization;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials over which we exert little influence, including scrap metal, energy, insurance and supply prices;

•	unexpected equipment failures;

•	competition from other materials;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions and regulatory rulings;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	increased costs related to health care reform legislation; and

•	those factors listed under Item 1A. "Risk Factors" included in the Company's Annual Report filed on Form 10-K for the fiscal year ended August 31, 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended November 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, on September 18, 2008, we were served with a purported class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including CMC. The lawsuit, filed in the United States District Court for the Northern District of Illinois, alleged that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. The lawsuit, which purported to be brought on behalf of a class consisting of all parties who purchased steel products directly from the defendants between January 1, 2005 and September 2008 (collectively, the "Direct Purchaser Plaintiffs"), sought treble damages and costs, including reasonable attorney fees and pre- and post-judgment interest.

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

On September 24, 2008, a case was filed in the United States District Court for the Northern District of Illinois on behalf of a purported nationwide class of indirect purchasers naming the same defendants and containing allegations substantially identical to those of the complaint filed by Standard Iron Works. The lawsuit sought damages, including reasonable attorney fees and other amounts recoverable by statute. Some document production has occurred in the case. Another action was filed in Tennessee state court on behalf of a purported class of indirect purchasers in Tennessee naming the same defendants but seeking recovery for purchases through 2010. The lawsuit sought damages and costs, including reasonable attorney fees and pre- and post-judgment interest. The case has been removed to federal court, and was transferred to United States District Court for the Northern District of Illinois in March 2012. No motion practice or discovery has taken place. The Company believes that the lawsuits are without merit and plans to defend them vigorously. Due to the uncertainty and the information available as of the date of this Quarterly Report on Form 10-Q, the Company cannot reasonably estimate a range of loss relating to these cases.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A Part I of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended November 30, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1, 2014 - September 30, 2014	—	—	—	—
October 1, 2014 - October 31, 2014	—	—	—	$100,000,000
November 1, 2014 - November 30, 2014	560,493	$16.67	560,493	90,658,905
Total	560,493		560,493

(1)
 On October 27, 2014, the Company announced that the Board of Directors had authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of CMC's outstanding common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. The new share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice.

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

3.1(f)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals Company's Current Report on Form 8-K filed October 25, 2010 and incorporated herein by reference).

31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

January 9, 2015	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (Unaudited) (submitted electronically herewith).