Form 10-Q
period 2015-02-28
COMMERCIAL METALS CO
filed 2015-03-31
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of March 26, 2015 was 115,727,822.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share data)	2015	2014	2015	2014
Net sales	$1,391,117	$1,597,461	$3,071,107	$3,214,536
Costs and expenses:
Cost of goods sold	1,169,703	1,455,105	2,663,472	2,895,307
Selling, general and administrative expenses	109,602	106,258	222,985	214,932
Interest expense	19,252	18,977	38,309	38,385
	1,298,557	1,580,340	2,924,766	3,148,624

Earnings from continuing operations before income taxes	92,560	17,121	146,341	65,912
Income taxes	30,841	3,866	46,288	18,957
Earnings from continuing operations	61,719	13,255	100,053	46,955

Earnings (loss) from discontinued operations before income taxes	(7,268)	(2,095)	(9,370)	19,011
Income taxes (benefit)	—	16	(21)	8,903
Earnings (loss) from discontinued operations	(7,268)	(2,111)	(9,349)	10,108

Net earnings	54,451	11,144	90,704	57,063
Less net earnings attributable to noncontrolling interests	—	1	—	1
Net earnings attributable to CMC	$54,451	$11,143	$90,704	$57,062

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.53	$0.11	$0.85	$0.40
Earnings (loss) from discontinued operations	(0.06)	(0.02)	(0.08)	0.09
Net earnings	$0.47	$0.09	$0.77	$0.49

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.52	$0.11	$0.85	$0.40
Earnings (loss) from discontinued operations	(0.06)	(0.02)	(0.08)	0.08
Net earnings	$0.46	$0.09	$0.77	$0.48

Cash dividends per share	$0.12	$0.12	$0.24	$0.24
Average basic shares outstanding	116,688,162	117,424,962	117,244,406	117,247,731
Average diluted shares outstanding	117,683,476	118,639,161	118,395,844	118,397,886
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2015	2014	2015	2014
Net earnings	$54,451	$11,144	$90,704	$57,063
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment and other	(43,979)	8,743	(71,263)	28,185
Net unrealized loss on derivatives:
Unrealized holding loss, net of income taxes of $(839), $(95), $(1,123) and $(544)	(1,900)	(426)	(2,425)	(2,043)
Reclassification for loss included in net earnings, net of income taxes of $391, $127, $417 and $308	727	382	766	1,362
Net unrealized loss on derivatives, net of income taxes of $(448), $32, $(706) and $(236)	(1,173)	(44)	(1,659)	(681)
Defined benefit obligation:
Net gain, net of income taxes of $0, $0, $4 and $296	—	—	8	550
Amortization of prior services, net of income taxes of $(2), $0, $(1) and $(1)	(2)	(2)	(6)	(4)
Defined benefit obligation, net of income taxes of $(2), $0, $3 and $295	(2)	(2)	2	546
Other comprehensive income (loss)	(45,154)	8,697	(72,920)	28,050
Comprehensive income	$9,297	$19,841	$17,784	$85,113
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	February 28, 2015	August 31, 2014
Assets
Current assets:
Cash and cash equivalents	$313,001	$434,925
Accounts receivable (less allowance for doubtful accounts of $6,095 and $5,908)	898,127	1,028,425
Inventories, net	1,088,194	935,411
Current deferred tax assets	32,120	49,455
Other current assets	100,261	105,575
Assets of businesses held for sale	82,281	—
Total current assets	2,513,984	2,553,791
Property, plant and equipment:
Land	75,221	79,295
Buildings and improvements	482,553	494,842
Equipment	1,676,347	1,728,425
Construction in process	38,337	30,591
	2,272,458	2,333,153
Less accumulated depreciation and amortization	(1,397,016)	(1,408,055)
	875,442	925,098
Goodwill	73,763	74,319
Other noncurrent assets	126,313	135,312
Total assets	$3,589,502	$3,688,520
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$298,611	$423,807
Accounts payable-documentary letters of credit	247,027	125,053
Accrued expenses and other payables	240,535	322,000
Notes payable	5,142	12,288
Current maturities of long-term debt	9,113	8,005
Liabilities of businesses held for sale	35,785	—
Total current liabilities	836,213	891,153
Deferred income taxes	56,197	55,600
Other long-term liabilities	104,343	112,134
Long-term debt	1,281,310	1,281,042
Total liabilities	2,278,063	2,339,929
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,727,822 and 117,829,262 shares	1,290	1,290
Additional paid-in capital	358,681	359,338
Accumulated other comprehensive loss	(92,429)	(19,509)
Retained earnings	1,288,375	1,225,855
Less treasury stock, 13,332,842 and 11,231,402 shares at cost	(244,627)	(218,494)
Stockholders' equity attributable to CMC	1,311,290	1,348,480
Stockholders' equity attributable to noncontrolling interests	149	111
Total stockholders' equity	1,311,439	1,348,591
Total liabilities and stockholders' equity	$3,589,502	$3,688,520
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended February 28,
(in thousands)	2015	2014
Cash flows from (used by) operating activities:
Net earnings	$90,704	$57,063
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	66,988	67,284
Provision for losses on receivables, net	1,271	(1,871)
Stock-based compensation	11,822	10,788
Amortization of interest rate swaps termination gain	(3,799)	(3,799)
Deferred income taxes	20,401	18,550
Tax benefits from stock plans	(46)	(484)
Net gain on sale of a subsidiary and other	(2,014)	(28,046)
Write-down of inventory	1,926	—
Asset impairment	149	1,227
Changes in operating assets and liabilities:
Accounts receivable	138,132	20,195
Accounts receivable sold, net	(50,329)	149,832
Inventories	(252,430)	(214,318)
Other assets	3,632	(14,314)
Accounts payable, accrued expenses and other payables	(160,628)	(21,861)
Other long-term liabilities	(5,063)	(3,863)
Net cash flows from (used by) operating activities	(139,284)	36,383

Cash flows from (used by) investing activities:
Capital expenditures	(49,498)	(36,223)
Proceeds from the sale of property, plant and equipment and other	8,273	6,381
Proceeds from the sale of a subsidiary	2,354	52,276
Net cash flows from (used by) investing activities	(38,871)	22,434

Cash flows from (used by) financing activities:
Documentary letters of credit, net change	137,548	4,767
Short-term borrowings, net change	(7,146)	2,565
Repayments on long-term debt	(5,348)	(3,143)
Stock issued under incentive and purchase plans, net of forfeitures	(1,377)	(740)
Treasury stock acquired	(39,580)	—
Cash dividends	(28,184)	(28,160)
Tax benefits from stock plans	46	484
Decrease in restricted cash	3,868	18,305
Contribution from (purchase of) noncontrolling interests	38	(37)
Payments for debt issuance costs	—	(430)
Net cash flows from (used by) financing activities	59,865	(6,389)
Effect of exchange rate changes on cash	(3,634)	556
Increase (decrease) in cash and cash equivalents	(121,924)	52,984
Cash and cash equivalents at beginning of year	434,925	378,770
Cash and cash equivalents at end of period	$313,001	$431,754

Supplemental information:
Noncash activities:
Capital lease additions and changes in accounts payable related to purchases of property, plant and equipment	$7,519	$10,075
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2013	129,060,664	$1,290	$363,772	$(27,176)	$1,166,732	(12,049,674)	$(234,619)	$156	$1,270,155
Net earnings					57,062			1	57,063
Other comprehensive income				28,050					28,050
Cash dividends ($0.24 per share)					(28,160)				(28,160)
Issuance of stock under incentive and purchase plans, net of forfeitures			(15,098)			731,225	14,358		(740)
Stock-based compensation			9,104						9,104
Tax benefits from stock plans			484						484
Contribution of noncontrolling interest			31					(68)	(37)
Balance, February 28, 2014	129,060,664	$1,290	$358,293	$874	$1,195,634	(11,318,449)	$(220,261)	$89	$1,335,919

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2014	129,060,664	$1,290	$359,338	$(19,509)	$1,225,855	(11,231,402)	$(218,494)	$111	$1,348,591
Net earnings					90,704				90,704
Other comprehensive loss				(72,920)					(72,920)
Cash dividends ($0.24 per share)					(28,184)				(28,184)
Treasury stock acquired						(2,762,835)	(39,580)		(39,580)
Issuance of stock under incentive and purchase plans, net of forfeitures			(14,824)			661,395	13,447		(1,377)
Stock-based compensation			10,173						10,173
Tax benefits from stock plans			46						46
Contribution of noncontrolling interest								38	38
Reclassification of share-based liability awards			3,948						3,948
Balance, February 28, 2015	129,060,664	$1,290	$358,681	$(92,429)	$1,288,375	(13,332,842)	$(244,627)	$149	$1,311,439
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

In February 2015, the FASB issued guidance modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. This guidance also eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2015 with early adoption permitted. Entities may elect to apply this guidance either on a retrospective or a modified retrospective basis. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued guidance eliminating the concept of extraordinary items. Under this guidance an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2015 with early adoption permitted. Upon adoption, an entity may elect prospective or retrospective application. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

NOTE 2. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss), net of income taxes:

	Three Months Ended February 28, 2015
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, November 30, 2014	$(47,175)	$2,528	$(2,628)	$(47,275)
Other comprehensive loss before reclassifications	(43,979)	(1,900)	—	(45,879)
Amounts reclassified from AOCI	—	727	(2)	725
Net other comprehensive loss	(43,979)	(1,173)	(2)	(45,154)
Balance, February 28, 2015	$(91,154)	$1,355	$(2,630)	$(92,429)

	Six Months Ended February 28, 2015
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance at August 31, 2014	$(19,891)	$3,014	$(2,632)	$(19,509)
Other comprehensive income (loss) before reclassifications	(71,263)	(2,425)	8	(73,680)
Amounts reclassified from AOCI	—	766	(6)	760
Net other comprehensive income (loss)	(71,263)	(1,659)	2	(72,920)
Balance, February 28, 2015	$(91,154)	$1,355	$(2,630)	$(92,429)

	Three Months Ended February 28, 2014
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, November 30, 2013	$(8,035)	$2,957	$(2,745)	$(7,823)
Other comprehensive income (loss) before reclassifications	8,743	(426)	—	8,317
Amounts reclassified from AOCI	—	382	(2)	380
Net other comprehensive income (loss)	8,743	(44)	(2)	8,697
Balance, February 28, 2014	$708	$2,913	$(2,747)	$874

	Six Months Ended February 28, 2014
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance at August 31, 2013	$(27,477)	$3,594	$(3,293)	$(27,176)
Other comprehensive income (loss) before reclassifications	28,185	(2,043)	550	26,692
Amounts reclassified from AOCI	—	1,362	(4)	1,358
Net other comprehensive income (loss)	28,185	(681)	546	28,050
Balance, February 28, 2014	$708	$2,913	$(2,747)	$874

The significant items reclassified out of accumulated other comprehensive income (loss) and the corresponding line items in the consolidated statements of earnings to which the items were reclassified were as follows:

		Three Months Ended February 28,		Six Months Ended February 28,
Components of AOCI (in thousands)	Location	2015	2014	2015	2014
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(140)	$(117)	$(160)	$(236)
Foreign exchange	Net sales	74	17	74	(233)
Foreign exchange	Cost of goods sold	(1,203)	(592)	(1,403)	(1,514)
Foreign exchange	SG&A expenses	19	33	40	47
Interest rate	Interest expense	132	150	266	266
		(1,118)	(509)	(1,183)	(1,670)
Income tax effect	Income taxes benefit	391	127	417	308
Net of income taxes		$(727)	$(382)	$(766)	$(1,362)
Defined benefit obligation:
Amortization of prior services	SG&A expenses	$4	$2	$7	$5
Income tax effect	Income taxes benefit (expense)	(2)	—	(1)	(1)
Net of income taxes		$2	$2	$6	$4
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

At February 28, 2015 and August 31, 2014, under its U.S. sale of accounts receivable program, the Company had sold $371.6 million and $389.6 million of trade accounts receivable, respectively, to the financial institutions. At February 28, 2015 and August 31, 2014, the Company had $40.0 million and $55.0 million in advance payments outstanding on the sale of its trade accounts receivable, respectively.

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

At February 28, 2015 and August 31, 2014, under its European and Australian programs, the Company had sold $116.1 million and $147.3 million of trade accounts receivable, respectively, to third-party financial institutions and received advance payments of $55.2 million and $90.5 million, respectively.

During the six months ended February 28, 2015 and 2014, cash proceeds from the U.S. and international sale of accounts receivable programs were $277.8 million and $364.7 million, respectively, and cash payments to the owners of accounts receivable were $328.1 million and $214.9 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the trade accounts receivable for the U.S. and Australian programs. Discounts on U.S. and international sales of trade accounts receivable were $0.4 million and $0.9 million for the three and six months ended February 28, 2015, respectively, and $0.9 million and $1.5 million for the three and six months ended February 28, 2014, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

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

The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of accounts receivable programs:

	Three Months Ended February 28, 2015
(in thousands)	Total	U.S.	Australia*	Europe
Beginning balance	$471,840	$408,320	$22,376	$41,144
Transfers of accounts receivable	888,064	753,219	63,335	71,510
Collections	(973,457)	(834,530)	(64,031)	(74,896)
Ending balance	$386,447	$327,009	$21,680	$37,758

	Six Months Ended February 28, 2015
(in thousands)	Total	U.S.	Australia*	Europe
Beginning balance	$385,169	$329,797	$34,071	$21,301
Transfers of accounts receivable	2,016,308	1,702,382	154,064	159,862
Collections	(2,015,030)	(1,705,170)	(166,455)	(143,405)
Ending balance	$386,447	$327,009	$21,680	$37,758

* Includes the sales of accounts receivable activities related to businesses held for sale (transfers of accounts receivable of $41.6 million and $102.1 million, and collections of $52.9 million and $116.5 million for the three and six months ended February 28, 2015, respectively).

	Three Months Ended February 28, 2014
(in thousands)	Total	U.S.	Australia	Europe
Beginning balance	$375,223	$351,515	$—	$23,708
Transfers of accounts receivable	1,039,096	774,533	180,700	83,863
Collections	(1,101,202)	(852,334)	(151,065)	(97,803)
Ending balance	$313,117	$273,714	$29,635	$9,768

	Six Months Ended February 28, 2014
(in thousands)	Total	U.S.	Australia	Europe
Beginning balance	$453,252	$358,822	$64,996	$29,434
Transfers of accounts receivable	2,076,301	1,615,104	253,820	207,377
Collections	(2,144,124)	(1,700,212)	(216,869)	(227,043)
Program termination	(72,312)	—	(72,312)	—
Ending balance	$313,117	$273,714	$29,635	$9,768

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost or market. Inventory cost for most U.S. inventories is determined by the last-in, first-out ("LIFO") method. At February 28, 2015 and August 31, 2014, 57% and 44%, respectively, of the Company's total net inventories were valued at LIFO. LIFO inventory reserves were $120.2 million and $198.8 million at February 28, 2015 and August 31, 2014, respectively.

Effective September 1, 2014, the Company changed its method of determining its interim LIFO inventory reserve from the complete quarterly LIFO valuation method to the expected annual LIFO valuation method. Under the expected annual LIFO valuation method, interim LIFO expense or income is based on management's current estimates of inventory costs and quantities at year end, and that annual estimate is incurred ratably over the remainder of the fiscal year. Key assumptions related to estimates of inventory costs used in management’s estimate changed in the three months ended February 28, 2015 resulting in a change in the annual LIFO estimate for the fiscal year ended August 31, 2015. Accordingly, the Company recorded pre-tax LIFO income of $72.5 million and $78.7 million for the three and six months ended February 28, 2015, respectively.

Inventory cost for the International Mill segment is determined by the weighted average cost method. Inventory cost for the remaining international and U.S. inventories is determined by the first-in, first-out ("FIFO") method.

The majority of the Company's inventories are in the form of finished goods with minimal work in process. At February 28, 2015 and August 31, 2014, $82.6 million and $84.3 million, before LIFO reserves, respectively, of the Company's inventories were in the form of raw materials.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at August 31, 2014	$7,267	$4,970	$57,144	$2,776	$2,162	$74,319
Foreign currency translation	—	—	—	(375)	(181)	(556)
Balance at February 28, 2015	$7,267	$4,970	$57,144	$2,401	$1,981	$73,763

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $49.2 million and $53.8 million at February 28, 2015 and August 31, 2014, respectively, and are included in other noncurrent assets on the Company's consolidated balance sheets. Excluding goodwill, there are no other significant intangible assets with indefinite lives. Intangible amortization expense from continuing operations was $1.7 million and $3.6 million for each of the three and six months ended February 28, 2015 and 2014, respectively.
NOTE 6. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS
Businesses Held for Sale
The Company did not have any assets and liabilities of businesses held for sale at August 31, 2014. The components of assets and liabilities of businesses held for sale on the Company's consolidated balance sheet were as follows:

(in thousands)	February 28, 2015
Assets:
Accounts receivable	$14,109
Inventories, net	59,386
Other current assets	475
Property, plant and equipment, net of accumulated depreciation and amortization	6,623
Other noncurrent assets	1,688
Assets of businesses held for sale	$82,281
Liabilities:
Accounts payable-trade	$18,174
Accounts payable-documentary letters of credit	11,890
Accrued expenses and other payables	5,721
Liabilities of businesses held for sale	$35,785

Discontinued Operations
In September 2014, the Company made the decision to exit and sell its steel distribution business in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, the Company determined that achieving acceptable financial returns would take additional time and investment. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods presented. The expenses associated with exiting this business were not material for the three and six months ended February 28, 2015. The Australian steel distribution business was previously an operating segment included in the International Marketing and Distribution reporting segment.
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

Financial information for discontinued operations was as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2015	2014	2015	2014
Net sales	$41,326	$51,750	$100,337	$134,864
Earnings (loss) from discontinued operations before income taxes	(7,268)	(2,095)	(9,370)	19,011

Dispositions
During the first quarter of fiscal 2014, the Company sold all of the outstanding capital stock of Howell for $58.5 million, of which $3.2 million was held in escrow as of both February 28, 2015 and August 31, 2014. During the second quarter of fiscal 2014, the Company made a $3.0 million working capital adjustment, which was included in the Company's estimated pre-tax gain of $23.8 million.

NOTE 7. CREDIT ARRANGEMENTS

On June 26, 2014, the Company entered into a fourth amended and restated credit agreement (the "Credit Agreement") with a revolving credit facility of $350.0 million and a maturity date of June 26, 2019 (the "credit facility"). The maximum availability under the credit facility can be increased to $500.0 million. The Company's obligation under its credit facility is secured by its U.S. inventory. The credit facility's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $23.4 million and $28.1 million at February 28, 2015 and August 31, 2014, respectively.

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

At February 28, 2015, the Company's interest coverage ratio was 5.61 to 1.00, and the Company's debt to capitalization ratio was 0.49 to 1.00. The Company had no amount drawn under the credit facility at February 28, 2015 and August 31, 2014.

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

At February 28, 2015, the Company was in compliance with all covenants contained in its debt agreements.

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At February 28, 2015 and August 31, 2014, the unamortized amounts were $23.0 million and $26.8 million, respectively. Amortization of the deferred gain for each of the three and six months ended February 28, 2015 and 2014 was $1.9 million and $3.8 million, respectively.

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of February 28, 2015	February 28, 2015	August 31, 2014
$400 million notes at 6.50% due July 2017	5.74%	$407,059	$408,546
$500 million notes at 7.35% due August 2018	6.40%	515,993	518,305
$330 million notes at 4.875% due May 2023	4.875%	330,000	330,000
Other, including equipment notes		37,371	32,196
		1,290,423	1,289,047
Less current maturities		9,113	8,005
		$1,281,310	$1,281,042

Interest on these notes is payable semiannually.

CMC Poland Sp.z.o.o. ("CMCP") has uncommitted credit facilities of $58.0 million with several banks with expiration dates ranging from March 2015 to January 2016. During the six months ended February 28, 2015, CMCP had total borrowings of $41.5 million and total repayments of $41.5 million under these credit facilities. At February 28, 2015, no material amounts were outstanding under these credit facilities.

The Company had no material amounts of interest capitalized in the cost of property, plant and equipment during the three and six months ended February 28, 2015 and 2014, respectively. Cash paid for interest during the three and six months ended February 28, 2015 was $33.4 million and $42.9 million, respectively, and $32.8 million and $42.3 million during the three and six months ended February 28, 2014, respectively.
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

At February 28, 2015, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $402.3 million and $50.0 million, respectively. At February 28, 2014, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $439.9 million and $48.3 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of February 28, 2015:

Commodity	Long/Short	Total
Aluminum	Long	4,246	MT
Aluminum	Short	225	MT
Copper	Long	1,457	MT
Copper	Short	5,381	MT
Zinc	Long	29	MT
Natural Gas	Long	360,000	MMBTUs

MT = Metric Ton
MMBTU = One million British thermal units

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three and six months ended February 28, 2015 and 2014. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of earnings:

		Three Months Ended February 28,		Six Months Ended February 28,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2015	2014	2015	2014
Commodity	Cost of goods sold	$1,866	$129	$5,301	$639
Foreign exchange	Net sales	569	(226)	3,005	(385)
Foreign exchange	Cost of goods sold	2,480	(250)	4,351	(371)
Foreign exchange	SG&A expenses	7,874	(2,122)	20,074	(6,815)
Gain (loss) before income taxes		$12,789	$(2,469)	$32,731	$(6,932)

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended February 28,		Six Months Ended February 28,
	Location	2015	2014	2015	2014
Foreign exchange	Net sales	$534	$140	$359	$27
Foreign exchange	Cost of goods sold	(229)	(953)	925	(1,080)
Gain (loss) before income taxes		$305	$(813)	$1,284	$(1,053)

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended February 28,		Six Months Ended February 28,
	Location	2015	2014	2015	2014
Foreign exchange	Net sales	$(537)	$(130)	$(358)	$(37)
Foreign exchange	Cost of goods sold	229	955	(925)	1,080
Gain (loss) before income taxes		$(308)	$825	$(1,283)	$1,043

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Commodity	$(348)	$(24)	$(416)	$(113)
Foreign exchange	(1,552)	(402)	(2,009)	(1,930)
Loss, net of income taxes	$(1,900)	$(426)	$(2,425)	$(2,043)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended February 28,		Six Months Ended February 28,
	Location	2015	2014	2015	2014
Commodity	Cost of goods sold	$(91)	$(64)	$(104)	$(153)
Foreign exchange	Net sales	76	(2)	76	(233)
Foreign exchange	Cost of goods sold	(813)	(416)	(943)	(1,174)
Foreign exchange	SG&A expenses	15	13	32	25
Interest rate	Interest expense	86	87	173	173
Loss, net of income taxes		(727)	$(382)	$(766)	$(1,362)

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at February 28, 2015 and August 31, 2014. The fair value of the Company's derivative instruments on the consolidated balance sheets was as follows:

Derivative Assets (in thousands)	February 28, 2015	August 31, 2014
Commodity — designated for hedge accounting	$10	$42
Commodity — not designated for hedge accounting	698	869
Foreign exchange — designated for hedge accounting	1,445	136
Foreign exchange — not designated for hedge accounting	2,502	1,853
Derivative assets (other current assets)*	$4,655	$2,900

Derivative Liabilities (in thousands)	February 28, 2015	August 31, 2014
Commodity — designated for hedge accounting	$421	$6
Commodity — not designated for hedge accounting	1,295	162
Foreign exchange — designated for hedge accounting	1,936	325
Foreign exchange — not designated for hedge accounting	2,040	1,010
Derivative liabilities (accrued expenses and other payables)*	$5,692	$1,503
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of February 28, 2015, most of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	February 28, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$200,245	$200,245	$—	$—
Commodity derivative assets (2)	708	698	10	—
Foreign exchange derivative assets (2)	3,947	—	3,947	—
Liabilities:
Commodity derivative liabilities (2)	1,716	1,295	421	—
Foreign exchange derivative liabilities (2)	3,976	—	3,976	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$200,487	$200,487	$—	$—
Commodity derivative assets (2)	911	911	—	—
Foreign exchange derivative assets (2)	1,989	—	1,989	—
Liabilities:
Commodity derivative liabilities (2)	168	162	6	—
Foreign exchange derivative liabilities (2)	1,335	—	1,335	—
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

There were no material non-recurring fair value measurements during the three and six months ended February 28, 2015 and 2014, respectively.

The carrying values of the Company's short-term items, including the deferred purchase price of accounts receivable, documentary letters of credit and notes payable, approximate fair value due to their short-term nature.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets were as follows:

		February 28, 2015		August 31, 2014
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million notes at 6.50% due July 2017 (1)	Level 2	$407,059	$429,240	$408,546	$438,200
$500 million notes at 7.35% due August 2018 (1)	Level 2	515,993	547,500	518,305	567,560
$330 million notes at 4.875% due May 2023 (1)	Level 2	330,000	315,150	330,000	325,050
_________________
(1) The fair values of the 2017 Notes, 2018 Notes and 2023 Notes are estimated based on readily available market prices of these notes at February 28, 2015 and August 31, 2014, or similar notes with the same maturities, rating and interest rates.

NOTE 10. INCOME TAX

The Company's effective income tax rate from continuing operations for the three and six months ended February 28, 2015 was 33.3% and 31.6%, respectively, compared with 22.6% and 28.8% for the three and six months ended February 28, 2014, respectively. In each period, the tax rate was lower than the statutory income tax rate of 35% because the Company had income from operations in countries which have lower tax rates than the United States. In addition, the Company benefited under Section 199 of the Internal Revenue Code related to domestic production activity income during the three and six months ended February 28, 2015. The Company's effective income tax rate from discontinued operations for the three and six months ended February 28, 2015 was 0.0% and 0.2%, respectively, compared with (0.8)% and 46.8% for the three and six months ended February 28, 2014, respectively. The Company's effective income tax rate from discontinued operations for the three and six months ended February 28, 2015 reflected the fact that earnings from discontinued operations before income taxes included a loss in Australia, a jurisdiction in which all tax losses created a deferred tax asset that was subject to a full valuation allowance, and thus no tax benefit. The Company's effective income tax rate from discontinued operations for the six months ended February 28, 2014 reflected a $23.8 million pre-tax gain on the sale of Howell, resulting in the appropriate amount of U.S. federal and state income tax expense.

The Company made net payments of $28.7 million and $8.7 million for income taxes during the six months ended February 28, 2015 and 2014, respectively.

As of both February 28, 2015 and August 31, 2014, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $27.3 million, exclusive of interest and penalties.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three and six months ended February 28, 2015, before any income tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending February 28, 2016, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $16.9 million, which would reduce the provision for income taxes by $2.7 million.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, CMC and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2009 and forward
U.S. States — 2009 and forward
Foreign — 2007 and forward

The Company is currently under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of February 28, 2015 sufficiently reflect the anticipated outcome of these examinations.
NOTE 11. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described, and informational disclosures provided, in Note 15, Stock-Based Compensation Plans, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014. During the six months ended February 28, 2015 and 2014, restricted stock units and performance stock units totaling 1.0 million and 1.2 million, respectively, were granted at a weighted-average fair value of $15.92 and $16.89, respectively.

During the six months ended February 28, 2015 and 2014, the Company granted 392,517 and 390,562 equivalent shares, respectively, of performance stock units and restricted stock units accounted for as liability awards. The fair value of these liability awards is remeasured each reporting period and is recognized ratably over the service period. As of February 28, 2015, the Company had 924,131 equivalent shares in awards outstanding. The Company expects 877,923 equivalent shares to vest.

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

Stock-based compensation expense for the three and six months ended February 28, 2015 of $6.1 million and $11.8 million, respectively, and $5.3 million and $10.8 million for the three and six months ended February 28, 2014, respectively, was included in selling, general and administrative expenses on the Company's consolidated statements of earnings.
NOTE 12. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of basic and diluted earnings per share from continuing operations for the three and six months ended February 28, 2015 and 2014 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share data)	2015	2014	2015	2014
Earnings from continuing operations attributable to CMC	$61,719	$13,254	$100,053	$46,954

Basic earnings per share:
Shares outstanding for basic earnings per share	116,688,162	117,424,962	117,244,406	117,247,731

Basic earnings per share attributable to CMC:	$0.53	$0.11	$0.85	$0.40

Diluted earnings per share:
Shares outstanding for basic earnings per share	116,688,162	117,424,962	117,244,406	117,247,731

Effect of dilutive securities:
Stock-based incentive/purchase plans	995,314	1,214,199	1,151,438	1,150,155
Shares outstanding for diluted earnings per share	117,683,476	118,639,161	118,395,844	118,397,886

Diluted earnings per share attributable to CMC:	$0.52	$0.11	$0.85	$0.40

Anti-dilutive shares not included above	854,703	1,175,090	623,042	1,175,090
_______________________
CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
On October 27, 2014, CMC's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of shares of CMC common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. During the three and six months ended February 28, 2015, the Company purchased 2,202,342 and 2,762,835 shares of CMC common stock, respectively, at an average purchase price of $13.73 and $14.33 per share, respectively. The Company had remaining authorization to purchase $60.4 million of common stock at February 28, 2015 pursuant to its share repurchase program.
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
On September 24, 2008, a case was filed in the United States District Court for the Northern District of Illinois on behalf of a purported nationwide class of indirect purchasers naming the same defendants and containing allegations substantially identical to those of the complaint filed by Standard Iron Works. The lawsuit sought damages, including reasonable attorney fees and other amounts recoverable by statute. Some document production has occurred in the case. Another action was filed in Tennessee state court on behalf of a purported class of indirect purchasers in Tennessee naming the same defendants but seeking recovery for purchases through 2010. The lawsuit sought damages and costs, including reasonable attorney fees and pre- and post-judgment interest. The case has been removed to federal court and was transferred to United States District Court for the Northern District of Illinois in March 2012. No motion practice or discovery has taken place. The Company believes that the lawsuits are without merit and plans to defend them vigorously. Due to the uncertainty and the information available as of the date of this Quarterly Report on Form 10-Q, the Company cannot reasonably estimate a range of loss relating to these cases.
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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended February 28, 2015
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$227,499	$247,727	$341,679	$138,449	$433,046	$2,717	$—	$1,391,117
Intersegment sales	31,580	181,118	2,731	—	32,192	—	(247,621)	—
Net sales	259,079	428,845	344,410	138,449	465,238	2,717	(247,621)	1,391,117
Adjusted operating profit (loss)	(172)	98,489	11,773	819	15,678	(16,400)	2,037	112,224

	Three Months Ended February 28, 2014
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$293,146	$277,562	$322,572	$181,245	$517,770	$5,166	$—	$1,597,461
Intersegment sales	49,121	179,287	3,318	117	2,401	—	(234,244)	—
Net sales	342,267	456,849	325,890	181,362	520,171	5,166	(234,244)	1,597,461
Adjusted operating profit (loss)	(863)	44,062	(5,330)	8,331	4,487	(15,064)	1,422	37,045

	Six Months Ended February 28, 2015
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$497,301	$551,586	$749,916	$316,078	$952,677	$3,549	$—	$3,071,107
Intersegment sales	77,837	402,110	6,982	—	50,367	—	(537,296)	—
Net sales	575,138	953,696	756,898	316,078	1,003,044	3,549	(537,296)	3,071,107
Adjusted operating profit (loss)	(1,315)	173,871	8,764	5,042	33,930	(36,011)	1,232	185,513
Total assets at February 28, 2015*	284,790	715,306	667,648	407,271	1,052,922	939,847	(570,006)	3,497,778

	Six Months Ended February 28, 2014
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$586,622	$569,135	$676,564	$409,737	$961,127	$11,351	$—	$3,214,536
Intersegment sales	93,848	368,865	7,544	775	4,385	—	(475,417)	—
Net sales	680,470	938,000	684,108	410,512	965,512	11,351	(475,417)	3,214,536
Adjusted operating profit (loss)	(24)	109,876	(3,113)	23,600	6,529	(33,113)	2,018	105,773
Total assets at August 31, 2014*	296,564	647,437	691,765	466,449	949,016	1,100,995	(470,716)	3,681,510

* Excludes total assets from discontinued operations of $91.7 million at February 28, 2015 and $7.0 million at August 31, 2014.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2015	2014	2015	2014
Earnings from continuing operations	$61,719	$13,255	$100,053	$46,955
Income taxes	30,841	3,866	46,288	18,957
Interest expense	19,252	18,977	38,309	38,385
Discounts on sales of accounts receivable	412	947	863	1,476
Adjusted operating profit	$112,224	$37,045	$185,513	$105,773
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014. This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2014. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2015	2014	2015	2014
Net sales*	$1,391,117	$1,597,461	$3,071,107	$3,214,536
Adjusted operating profit*+	112,224	37,045	185,513	105,773
LIFO expense (income) before income taxes*	(72,461)	18,924	(78,687)	23,291
Earnings from continuing operations	61,719	13,255	100,053	46,955
Adjusted EBITDA*+	145,091	69,329	251,512	171,592
_______________________________________
* Excludes divisions classified as discontinued operations.
+ Non-GAAP financial measure.

Adjusted EBITDA

In the table above, we have included financial statement measures that were not derived in accordance with United States generally accepted accounting principles ("GAAP"). We use adjusted EBITDA (earnings from continuing operations before net earnings attributable to noncontrolling interests, interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net earnings or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA provides relevant and useful information, which is often used by analysts, creditors and other interested parties in our industry. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization, as well as impairment charges, which are also non-cash. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between U.S. jurisdictions. Tax regulations in international operations add additional complexity. We also exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. Adjusted EBITDA is part of a debt compliance test in certain of our debt agreements and is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2015	2014	2015	2014
Earnings from continuing operations	$61,719	$13,255	$100,053	$46,955
Net earnings attributable to noncontrolling interests	—	1	—	1
Interest expense	19,252	18,977	38,309	38,385
Income taxes	30,841	3,866	46,288	18,957
Depreciation and amortization	33,130	33,078	66,713	66,391
Impairment charges	149	154	149	905
Adjusted EBITDA	$145,091	$69,329	$251,512	$171,592

As noted above, our adjusted EBITDA does not include interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Impairment charges, when necessary, accelerate the write-off of fixed assets that otherwise would have been accomplished by periodic depreciation charges. Additionally, the payment of income taxes is a necessary element of our operations. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings determined in accordance with GAAP, as well as adjusted EBITDA, to evaluate our performance. Further, we separately analyze any significant fluctuations in interest expense, income taxes, depreciation, amortization and impairment charges.

Adjusted Operating Profit (Loss)

The other non-GAAP financial measure included in the table above is adjusted operating profit (loss). We use adjusted operating profit (loss) to compare and to evaluate the financial performance of our segments. Adjusted operating profit (loss) is the sum of our earnings (loss) from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. For added flexibility, we may sell certain trade accounts receivable both in the U.S. and internationally. We consider sales of accounts receivable as an alternative source of liquidity to finance our operations, and we believe that removing these costs provides a clearer perspective of our operating performance. Adjusted operating profit (loss) may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2015	2014	2015	2014
Earnings from continuing operations	$61,719	$13,255	$100,053	$46,955
Income taxes	30,841	3,866	46,288	18,957
Interest expense	19,252	18,977	38,309	38,385
Discounts on sales of accounts receivable	412	947	863	1,476
Adjusted operating profit	$112,224	$37,045	$185,513	$105,773

Summary

Net sales for the three and six months ended February 28, 2015 decreased $206.3 million, or 13%, and $143.4 million, or 4%, respectively compared to the corresponding periods in fiscal 2014. The decrease in net sales for the three months ended February 28, 2015 was due to a decrease in shipments for our Americas Recycling, Americas Mills and International Marketing and Distribution segments compared to the second quarter of fiscal 2014. Furthermore, during the second quarter of fiscal 2015, our Americas Recycling segment was impacted by decreases in both ferrous and nonferrous average selling prices, and our International Mill segment was impacted by a 23% decrease in average selling prices on flat volumes compared to the corresponding period in the prior fiscal year. In contrast, our Americas Fabrication segment reported an increase in net sales for the three months ended February 28, 2015 primarily due to an increase in both rebar shipments and average rebar selling prices compared to the second quarter of fiscal 2014.

The decrease in net sales for the six months ended February 28, 2015 was due to a decrease in both shipments and average selling prices for our Americas Recycling and International Mill segments compared to the first six months of fiscal 2014. In contrast, for the six months ended February 28, 2015, our Americas Mills, Americas Fabrication and International Marketing and Distribution segments each reported an increase in net sales compared to the corresponding period in the prior fiscal year. Our Americas Mills and Americas Fabrication segments reported an increase in both shipments and average selling prices for the first six months of fiscal 2015 compared to the corresponding period in fiscal 2014. Our International Marketing and Distribution segment also reported an increase in net sales for the six months ended February 28, 2015 as a result of an increase in shipments for both our European operations and our steel trading division headquartered in the U.S. compared to the first six months of fiscal 2014.

Adjusted operating profit for the three and six months ended February 28, 2015 increased $75.2 million and $79.7 million, respectively, when compared to the corresponding periods in fiscal 2014. Each of our segments, except our International Mill segment, reported an improvement in adjusted operating profit for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Our Americas Mills segment benefited from an overall reduction in average material cost during the second quarter of fiscal 2015 which contributed to a $54.4 million increase in adjusted operating profit compared to the corresponding period in fiscal 2014. For the three months ended February 28, 2015, our Americas Fabrication and our International Marketing and Distribution segments both benefited from an overall increase in average selling prices that outweighed an overall increase in average material costs, which expanded average metal margins by 2% and 35%, respectively, compared to the second quarter of the prior fiscal year. Although our Americas Recycling segment reported an adjusted operating loss for the second quarter of fiscal 2015 due to a decline in both average ferrous and nonferrous metal margins, a favorable change in pre-tax LIFO partially offset the compressed metal margins and reduced this segment's adjusted operating loss compared to the same period in fiscal 2014. Adjusted operating profit for our International Mill segment was negatively impacted in the second quarter of fiscal 2015 as a result of average selling prices declining at a faster pace than declining average material costs, which resulted in an average metal margin compression of 19% compared to the corresponding period in the prior fiscal year.

For the six months ended February 28, 2015, our Americas Mills, Americas Fabrication and International Marketing and Distribution segments each reported an improvement in adjusted operating profit, while our Americas Recycling and International Mill segments both reported a decline in adjusted operating profit compared to the first six months of fiscal 2014. Our Americas Mills segment benefited from an increase in shipments coupled with a 9% decline in average material costs in the first six months of fiscal 2015, which resulted in a 13% increase in average metal margins compared to the corresponding period in fiscal 2014. Our Americas Fabrication segment benefited in the first six months of fiscal 2015 as a result of an increase in rebar shipments, which more than offset average rebar metal margin compression of 2% compared to the corresponding period in the prior fiscal year. Our International Marketing and Distribution segment also benefited in the first six months of fiscal 2015 from an increase in volumes for one of our trading divisions headquartered in the U.S., which more than offset average metal margin compression of 12% for this same division. Additionally, for the six months ended February 28, 2015, our International Marketing and Distribution segment benefited from an improvement in average metal margins for our raw materials trading division headquartered in the U.S. as well as for our European and Australian trading operations. For the first six months of fiscal 2015, our Americas Recycling and International Mill segments were both negatively impacted by a decrease in shipments coupled with overall average selling prices declining at a faster rate than declining average material costs, which resulted in overall average metal margin compression of 6% and 13%, respectively, compared to the first six months of fiscal 2014.

Effective September 1, 2014, we changed our method of determining our LIFO inventory reserve from the complete quarterly LIFO valuation method to the expected annual LIFO valuation method. Under the expected annual LIFO valuation method, interim LIFO expense or income is based on management's current estimates of inventory costs and quantities at year end. Actual inventory costs and quantities at year end will likely differ from the interim estimates, and such differences may be significant. For the three and six months ended February 28, 2015, we reported favorable changes in pre-tax LIFO of $91.4 million and $102.0 million, respectively, compared to the corresponding periods in fiscal 2014. The changes in pre-tax LIFO for the three and six months ended February 28, 2015 was the result of management's estimates for the movement in inventory costs and inventory quantities throughout fiscal 2015 compared to the observed movement in inventory prices and quantities during the three and six months ended February 28, 2014. A discussion of the impact of the changes in pre-tax LIFO on our segments for the three and six months ended February 28, 2015 is included in the Segment Operating Data section below.

Interest Expense

Interest expense for the three and six months ended February 28, 2015 increased $0.3 million and decreased $0.1 million, respectively, when compared to the three and six months ended February 28, 2014.

Income Taxes

Our effective income tax rate from continuing operations for the three and six months ended February 28, 2015 was 33.3% and 31.6%, respectively, compared with 22.6% and 28.8%, respectively, for the three and six months ended February 28, 2014. The increase in our effective income tax rate from continuing operations for the three and six months ended February 28, 2015 was largely attributed to an increase in LIFO income, resulting in an increase in income expected to be generated in the U.S. which has a higher tax rate than other jurisdictions. Our effective income tax rate can change from period to period as a result of changes in the mix and amount of pre-tax income generated in the jurisdictions in which we operate. Our effective income tax rates can also be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in our effective tax rate.
We intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is a complex, hypothetical calculation and is therefore impracticable.
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

Americas Recycling

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2015	2014	2015	2014
Net sales	$259,079	$342,267	$575,138	$680,470
Adjusted operating loss	(172)	(863)	(1,315)	(24)
LIFO expense (income)	(8,708)	(1,022)	(9,396)	1,503

Average selling price (per short ton)
Average ferrous selling price	$260	$350	$285	$338
Average nonferrous selling price	2,272	2,730	2,451	2,710

Short tons shipped (in thousands)
Ferrous tons shipped	452	519	945	1,022
Nonferrous tons shipped	56	54	115	110
Total tons shipped	508	573	1,060	1,132

Net sales for the three and six months ended February 28, 2015 decreased $83.2 million, or 24%, and $105.3 million, or 15%, respectively, compared to the corresponding periods in fiscal 2014. The decrease in net sales for the three and six months ended February 28, 2015 was principally attributed to a decrease in ferrous tons shipped of 13% and 8%, respectively, and a decrease in average ferrous selling prices of $90 per short ton and $53 per short ton, respectively. A strong U.S. dollar, weak oil and gas tubular demand from depressed oil prices, a strong flow of imported steel and soft global iron ore pricing contributed to the lower average ferrous selling prices. Nonferrous tons shipped increased 4% and 5% in the three and six months ended February 28, 2015, respectively. However, a decline in average nonferrous selling prices during the three and six months ended February 28, 2015 of $458 per short ton and $259 per short ton, respectively, outpaced the increase in nonferrous tons shipped, further contributing to the decrease in net sales. A strong U.S. dollar during the three and six months ended February 28, 2015 lowered export demand which led to lower average nonferrous selling prices compared to the same periods in fiscal 2014.

Adjusted operating loss for the three and six months ended February 28, 2015, decreased $0.7 million and increased $1.3 million, respectively, compared to the corresponding periods in fiscal 2014. During the three and six months ended February 28, 2015, the decline in both average ferrous and nonferrous selling prices discussed above outweighed the decline in the respective average material cost, which compressed average ferrous metal margins by 20% and 13%, respectively, and compressed average nonferrous metal margins by 2% and 5%, respectively, compared to the corresponding periods in fiscal 2014. Additionally, for the three and six months ended February 28, 2015, labor and employee benefit expenses increased approximately 11% per short ton and 8% per short ton, respectively, as a result of the decrease in ferrous tons shipped discussed above compared to the corresponding periods in fiscal 2014. However, a $1.7 million gain on sale of assets and a favorable change in pre-tax LIFO of $7.7 million and $10.9 million during the three and six months ended February 28, 2015 partially offset the metal margin pressure caused by the decline in ferrous volumes and the decline in both average ferrous and average nonferrous selling prices compared to the corresponding periods in fiscal 2014. The favorable change in pre-tax LIFO for the three months ended February 28, 2015 was due to management’s expectation that inventory costs will decline at a faster pace throughout fiscal 2015 compared to decreases in nonferrous volumes and nonferrous inventory prices during the second quarter of fiscal 2014. The favorable change in pre-tax LIFO for the six months ended February 28, 2015 was due to management’s expectation that inventory costs will decline throughout fiscal 2015 compared to increases in inventory costs during the first six months of fiscal 2014.

Americas Mills

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2015	2014	2015	2014
Net sales	$428,845	$456,849	$953,696	$938,000
Adjusted operating profit	98,489	44,062	173,871	109,876
LIFO expense (income)	(39,019)	11,673	(41,753)	9,804

Average price (per short ton)
Finished goods selling price	$676	$695	$687	$681
Total sales	662	675	674	666
Cost of ferrous scrap consumed	302	368	319	351
Metal margin	360	307	355	315
Ferrous scrap purchase price	247	322	268	310

Short tons (in thousands)
Tons melted	614	610	1,297	1,262
Tons rolled	563	543	1,179	1,161
Tons shipped	606	631	1,329	1,307

We include our five domestic steel minimills and the recycling locations which directly support the steel minimills in our Americas Mills segment.

Net sales for the three and six months ended February 28, 2015 decreased $28.0 million, or 6%, and increased $15.7 million, or 2%, respectively, compared to the corresponding periods in fiscal 2014. The decrease in net sales during the second quarter of fiscal 2015 was due to a 4% decrease in tons shipped and a $13 per short ton decrease in average selling prices as a result of continued import pressures in the U.S. compared to the second quarter of fiscal 2014. During the second quarter of fiscal 2015, shipments of our higher priced finished products, including rebar and merchants, decreased approximately four thousand short tons and our lower priced billet shipments decreased approximately 21 thousand short tons. During the first six months of fiscal 2015, tons shipped increased 2% and average selling prices increased $8 per short ton as a result of an increase in non-residential construction spending, resulting in an increase in net sales when compared to the first six months of fiscal 2014. During the first six months of fiscal 2015, shipments of our higher priced finished products increased approximately 30 thousand short tons while our billet shipments decreased approximately six thousand short tons.

Adjusted operating profit for the three and six months ended February 28, 2015 increased $54.4 million and $64.0 million, respectively, compared to the corresponding periods in fiscal 2014. During the second quarter of fiscal 2015, the average cost of ferrous scrap consumed declined $66 per short ton, while the average selling price declined $13 per short ton, which resulted in a 17% increase in average metal margins compared to the second quarter of fiscal 2014. Additionally, in the second quarter of fiscal 2015, this segment recorded a $50.7 million favorable change in pre-tax LIFO compared to the second quarter of fiscal 2014. The favorable change in pre-tax LIFO was due to management’s expectation that inventory costs will decline throughout fiscal 2015 compared to increases in inventory costs during the second quarter of fiscal 2014. However, during the second quarter of fiscal 2015, labor and employee benefit expenses increased 14% per short ton partially due to the reduction in tons shipped discussed above compared to the second quarter of fiscal 2014. Repairs and maintenance expense increased $3.5 million for the second quarter of fiscal 2015 as we took advantage of the slower winter season to conduct routine maintenance and equipment enhancements compared to the second quarter of fiscal 2014. The increase in adjusted operating profit for the first six months of fiscal 2015 was due to a $32 per short ton decrease in the average cost of ferrous scrap consumed and an $8 per short ton increase in average selling prices, which resulted in a 13% increase in average metal margins compared to the first six months of fiscal 2014. Additionally, for the six months ended February 28, 2015, this segment recorded a $51.6 million favorable change in pre-tax LIFO compared to the first six months of fiscal 2014. The favorable change in pre-tax LIFO was a result of management’s expectation that inventory costs will decline throughout fiscal 2015 compared to increases in inventory costs during the first six months of fiscal 2014. However, during the first six months of fiscal 2015, labor and employee benefit expenses increased 7% per short ton partially due to an increase in production levels and to prepare for a higher level of activity in future periods compared to the first six months of fiscal 2014. Repairs and maintenance expense increased $8.7 million due to routine maintenance and equipment enhancements conducted in the normal course of business compared to the corresponding period in fiscal 2014.

Americas Fabrication

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2015	2014	2015	2014
Net sales	$344,410	$325,890	$756,898	$684,108
Adjusted operating profit (loss)	11,773	(5,330)	8,764	(3,113)
LIFO expense (income)	(17,485)	4,470	(18,584)	6,305

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$927	$905	$919	$890
Structural	2,317	2,478	2,535	2,489
Post	901	881	890	886

Short tons shipped (in thousands)
Rebar	207	203	472	437
Structural	9	13	21	25
Post	26	24	48	45

Net sales for the three and six months ended February 28, 2015 increased $18.5 million, or 6%, and $72.8 million, or 11%, respectively, compared to the corresponding periods in fiscal 2014. The increase in net sales for the three and six months ended February 28, 2015 was primarily due to an increase in rebar shipments of 2% and 8%, respectively, and a $22 and $29 per short ton increase in average rebar selling prices, respectively. The increases in rebar shipments and average rebar selling prices were the result of an increase in non-residential construction spending compared to the corresponding periods in fiscal 2014.

Adjusted operating profit for the three and six months ended February 28, 2015 increased $17.1 million and $11.9 million, respectively, compared to the corresponding periods in fiscal 2014. The increase in adjusted operating profit for the three months ended February 28, 2015 was primarily due to average rebar selling prices increasing at a faster rate than rising average material cost, which resulted in a 5% increase in average rebar metal margin compared to the second quarter of fiscal 2014. The increase in adjusted operating profit for the six months ended February 28, 2015 was primarily due to the increase in rebar shipments discussed above, which more than offset a 2% decrease in average rebar metal margin compared to the corresponding period in fiscal 2014. Additionally, for each of the three and six months ended February 28, 2015, this segment recorded a favorable change in pre-tax LIFO of $22.0 million and $24.9 million, respectively, compared to the corresponding periods in fiscal 2014, as a result of management’s expectation that inventory costs will decline throughout fiscal 2015 compared to increases in inventory costs during the three and six months ended February 28, 2014. However, for each of the three and six months ended February 28, 2015, labor and employee benefit expenses increased 11% per short ton in order to fulfill current activity levels and to prepare for a higher level of production in future periods compared to the corresponding periods in fiscal 2014. In addition, during the three and six months ended February 28, 2015, professional service expenses increased $2.3 million and $3.6 million, respectively, due to an increase in outside placing work and an increase in demand for structural fabrication services compared to the corresponding periods in fiscal 2014.

International Mill

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2015	2014	2015	2014
Net sales	$138,449	$181,362	$316,078	$410,512
Adjusted operating profit	819	8,331	5,042	23,600

Average price (per short ton)
Total sales	$481	$628	$515	$614
Cost of ferrous scrap consumed	276	375	296	363
Metal margin	205	253	219	251
Ferrous scrap purchase price	229	315	247	308

Short tons (in thousands)
Tons melted	293	312	622	692
Tons rolled	292	256	548	565
Tons shipped	271	271	576	631

Net sales for the three and six months ended February 28, 2015 decreased $42.9 million, or 24%, and $94.4 million, or 23%, respectively, compared to the corresponding periods in fiscal 2014. The decrease in net sales for the three and six months ended February 28, 2015 included an unfavorable foreign currency impact of approximately $25.6 million and $36.3 million, respectively. The decrease in net sales for the three months ended February 28, 2015 was due to a 23% decrease in average selling prices on flat volumes. The decrease in net sales for the six months ended February 28, 2015 was due to a 16% decrease in average selling prices coupled with a 9% decrease in tons shipped. For the three and six months ended February 28, 2015, the decrease in average selling prices resulted from a shift in product mix due to greater demand for lower-priced rebar and billets over merchant and wirerod products.

Adjusted operating profit for the three and six months ended February 28, 2015 decreased $7.5 million and $18.6 million, respectively, compared to the corresponding periods in fiscal 2014 due to a decrease in average metal margins of 19% and 13%, respectively. Average metal margin compression for the three and six months ended February 28, 2015 was the result of the decrease in average selling prices discussed above, which outpaced a $99 per short ton and $67 per short ton decrease, respectively, in the average cost of ferrous scrap consumed compared to the corresponding periods in fiscal 2014. For the three and six months ended February 28, 2015, utilities and repairs and maintenance expenses decreased $6.8 million and $13.0 million, respectively, due to the commissioning of a new electric arc furnace in the third quarter of fiscal 2014, which partially offset the metal margin pressure discussed above compared to the corresponding periods in the prior fiscal year. Furthermore, for the three and six months ended February 28, 2015, the changes in this segment's cost of goods sold included a favorable foreign currency impact of approximately $24.6 million and $34.8 million, respectively.

International Marketing and Distribution

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2015	2014	2015	2014
Net sales	$465,238	$520,171	$1,003,044	$965,512
Adjusted operating profit	15,678	4,487	33,930	6,529
LIFO expense (income)	(7,249)	3,803	(8,954)	5,679

Net sales for the three and six months ended February 28, 2015 decreased $54.9 million, or 11%, and increased $37.5 million, or 4%, respectively, compared to the corresponding periods in fiscal 2014. The decrease in net sales for the three and six months ended February 28, 2015 included an unfavorable foreign currency impact of approximately $7.6 million and $9.6 million, respectively. The decrease in net sales for the three months ended February 28, 2015 was primarily due to a decrease in volumes for our raw materials trading division headquartered in the U.S. as well as a decrease in volumes for our European, Australian and Asian operations compared to the second quarter of fiscal 2014. Further contributing to the decrease in net sales, our European, Australian and Asian operations each reported a decline in average selling prices compared to the corresponding period in the prior fiscal year. The increase in net sales for the six months ended February 28, 2015 was primarily due to an increase in volumes for our steel trading division headquartered in the U.S. and an increase in volumes for our European operations, which overcame a 5% and 8% decrease in these division's average selling prices, respectively, compared to the corresponding period in fiscal 2014.

Adjusted operating profit for the three and six months ended February 28, 2015 increased $11.2 million and $27.4 million, respectively, compared to the corresponding periods in fiscal 2014. The improvement in adjusted operating profit for the three and six months ended February 28, 2015 was attributed to the increase in volumes for our steel trading division headquartered in the U.S. discussed above, which more than offset average metal margin compression of 25% and 12%, respectively, at this same division compared to the corresponding periods in the prior fiscal year. Further contributing to the increase in adjusted operating profit for the six months ended February 28, 2015, our raw materials trading division headquartered in the U.S. and our European and Australian operations each reported an increase in average metal margins which was enough to overcome the decrease in volumes reported for these same divisions. For the three and six months ended February 28, 2015, our steel trading division headquartered in the U.S. recorded a favorable change in pre-tax LIFO of $11.1 million and $14.6 million, respectively, as a result of management's expectation that inventory costs will decline throughout fiscal 2015 compared to increases in inventory costs during the three and six months ended February 28, 2014. Furthermore, for the three and six months ended February 28, 2015, the changes in this segment's cost of goods sold included a favorable foreign currency impact of approximately $7.6 million and $10.3 million, respectively.

Corporate
Our corporate expenses for the three and six months ended February 28, 2015 increased $1.3 million and $2.9 million, respectively, primarily due to lower net earnings on assets segregated to fund our nonqualified benefit restoration plan compared to the corresponding periods in fiscal 2014.

DISCONTINUED OPERATIONS DATA
In September 2014, we made the decision to exit our steel distribution business in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian steel distribution business, we determined that achieving acceptable financial returns would take additional time and investment. In the first quarter of fiscal 2015, we determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. The expenses associated with exiting this business were not material for the three and six months ended February 28, 2015. The Australian steel distribution business was previously an operating segment in the International Marketing and Distribution reporting segment.
During the fourth quarter of fiscal 2013, we decided to sell all of the capital stock of our wholly owned copper tube manufacturing operation, Howell Metal Company ("Howell"). We determined that the decision to sell this business met the definition of a discontinued operation. As a result, the Company included Howell in discontinued operations for all periods presented. During the first quarter of fiscal 2014, the Company sold all of the outstanding capital stock of Howell for $58.5 million, of which $3.2 million was held in escrow as of both February 28, 2015 and August 31, 2014. During the second quarter of fiscal 2014, the Company made a $3.0 million working capital adjustment, which was included in the Company's estimated pre-tax gain of $23.8 million in fiscal 2014. Howell was previously an operating segment included in the Americas Mills reporting segment.
OUTLOOK

Our third fiscal quarter is the start of the spring construction season, and we are carrying healthy backlogs entering the busy time of the year for construction markets. Elevated levels of imports supported by a strong dollar and excess global supply remain our top challenges. The effects of lower oil prices are starting to translate into slower demand for certain raw materials and steel related products that flow through our International Marketing and Distribution segment. Demand remains quite good in Poland while competitive pressures will continue to constrain margins.
LIQUIDITY AND CAPITAL RESOURCES

See Note 7, Credit Arrangements, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

While we believe the lending institutions participating in our credit arrangements are financially capable, it is important to note that the banking and capital markets periodically experience volatility that may limit our ability to raise capital. Additionally, changes to our credit rating by any rating agency may negatively impact our ability to raise capital and our financing costs.

The table below reflects our sources, facilities and availability of liquidity as of February 28, 2015:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$313,001	$ N/A
Revolving credit facility	350,000	326,555
U.S. receivables sale facility	200,000	160,000
International accounts receivable sales facilities	93,648	38,483
Bank credit facilities — uncommitted	90,027	89,217
Notes due from 2017 to 2023	1,230,000	*
Equipment notes	37,371	*

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

CMC Poland Sp. z.o.o. ("CMCP") has uncommitted credit facilities of PLN 215 million ($58.0 million) with several banks with expiration dates ranging from March 2015 to January 2016. We intend to renew the uncommitted credit facilities upon expiration. During the six months ended February 28, 2015, CMCP had total borrowings of $41.5 million and total repayments of $41.5 million under these facilities. At February 28, 2015, no material amounts were outstanding under these facilities.

The maximum availability under our $350.0 million revolving credit facility (the "credit facility") can be increased to $500.0 million. Our obligation under the credit facility is secured by our U.S. inventory. The credit facility's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $23.4 million at February 28, 2015.

Under the credit facility, we are required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the credit agreement governing our credit facility) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the credit agreement governing our credit facility) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the 2017 Notes and the 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, we will be required to maintain liquidity of at least $150.0 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the credit facility bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At February 28, 2015, our interest coverage ratio was 5.61 to 1.00 and our debt to capitalization ratio was 0.49 to 1.00.

Our foreign operations generated approximately 21% of our revenue during the second quarter of fiscal 2015, and as a result, our foreign operations had cash and cash equivalents of approximately $37.0 million at February 28, 2015. Historically, our domestic operations have generated the majority of our cash, which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350.0 million credit facility described above and the $200.0 million sale of accounts receivable program described below. We intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 48% of total receivables at February 28, 2015.

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

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed credit facility and are not included in our overall liquidity analysis. We had $247.0 million and $125.1 million of documentary letters of credit outstanding at February 28, 2015 and August 31, 2014, respectively. The increase in use of documentary letters of credit at February 28, 2015 resulted in an increase in cash from financing activities of $137.5 million. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

On October 27, 2014, CMC's Board of Directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of shares of CMC common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. We intend to repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The new share repurchase program does not require us to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated at any time without prior notice. During the three and six months ended February 28, 2015, we purchased 2,202,342 and 2,762,835 shares of CMC common stock, respectively, at an average purchase price of $13.73 and $14.33 per share, respectively.

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

Net cash flows used by operating activities were $139.3 million during the first six months of fiscal 2015 compared to net cash flows from operating activities of $36.4 million during the first six months of fiscal 2014. Net earnings increased $33.6 million during the first six months of fiscal 2015 compared to the same period in the prior fiscal year. Net earnings in the first six months of fiscal 2014 included a $23.8 million pre-tax gain on the sale of Howell. There was no such sale in the same period of fiscal 2015. The impact of the pre-tax gain on the sale of Howell was partially offset by an $18.6 million increase in deferred income taxes during the first six months of fiscal 2014. Comparatively, net earnings included an increase in deferred income taxes of $20.4 million during the first six months of fiscal 2015. There were no other material fluctuations of non-cash items or items included in net earnings for which the cash effects did not relate to operating activities for the first six months of fiscal 2014 or fiscal 2015.

Cash used by operating assets and liabilities increased $242.4 million during the first six months of fiscal 2015 compared to the same period in the prior fiscal year. The significant components of change within operating assets and liabilities were as follows:

Accounts receivable - Cash from accounts receivable increased $117.9 million during the first six months of fiscal 2015 compared to the same period of fiscal 2014. The increase in cash from accounts receivable was primarily due to a $470.8 million decrease in consolidated net sales between the fourth quarter of fiscal 2014 and the second quarter of fiscal 2015 compared to an $84.9 million decrease in consolidated net sales between the fourth quarter of fiscal 2013 and the second quarter of fiscal 2014. However, days sales outstanding increased 10 days from 46 days at February 28, 2014 to 56 days at February 28, 2015.

Accounts receivable sold, net - Cash used by accounts receivable sold, net during the first six months of fiscal 2015 was $50.3 million compared to cash from accounts receivable sold, net of $149.8 million in the same period in the prior fiscal year. This was due to net repayments on our U.S. sale of accounts receivable program of $15.0 million for the first six months of fiscal 2015 compared to net proceeds of $80.0 million for the first six months of fiscal 2014. In addition, during the first six months of fiscal 2015, we had net repayments of $35.3 million on our international sale of accounts receivable programs compared to net proceeds of $69.8 million during the first six months of fiscal 2014.

Inventories - Cash used by inventories increased $38.1 million during the first six months of fiscal 2015 compared to the first six months of fiscal 2014 primarily because we built inventory during this period to meet stronger demand as a result of the stronger U.S. economy. Additionally, day’s sales in inventories increased 22 days to 81 days at February 28, 2015 from 59 days at February 28, 2014.

Accounts payable, accrued expenses and other payables - Cash used by accounts payable, accrued expenses and other payables increased $138.8 million during the first six months of fiscal 2015 compared to the first six months of fiscal 2014 as a result of decreased trade payables due to reduced inventory costs and timing of payments.

Net cash flows used by investing activities during the first six months of fiscal 2015 was $38.9 million compared to net cash flows from investing activities during the first six months of fiscal 2014 of $22.4 million. The largest factor contributing to the use of cash by investing activities in the first six months of fiscal 2015 was a decrease in proceeds from the sale of a subsidiary of $49.9 million, of which $52.3 million related to the proceeds from the sale of Howell during the first six months of fiscal 2014. Additionally, net cash flows used by investing activities increased during the first six months of fiscal 2015 due to a $13.3 million increase in capital expenditures.

We expect our total capital expenditures for fiscal 2015 to be between $130 million and $150 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Net cash flows from financing activities during the first six months of fiscal 2015 was $59.9 million compared to net cash flows used by financing activities during the first six months of fiscal 2014 of $6.4 million. The increase in net cash flows from financing activities primarily resulted from a $132.8 million increase in the level of usage of documentary letters of credit during the first six months of fiscal 2015 compared to the same period of fiscal 2014. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity. The increase in the level of usage of documentary letters of credit was partially offset by a $39.6 million increase in purchases of CMC common stock under our new share repurchase program, as well as a $14.4 million decrease in the release of restricted cash, primarily related to an $18.3 million release of restricted cash from fiscal 2014 that had been serving as collateral for letters of credit obligations for our Australian operations. Additionally, we had a decrease in net short-term borrowings of $9.7 million due to lower demand in our Asian steel trading business toward the end of the first six months of fiscal 2015 compared to the same period in fiscal 2014.

Our estimated contractual obligations for the twelve months ending February 28, 2015 were approximately $800 million and constitute expenditures incurred in connection with normal revenue producing activities. We believe our current liquidity is adequate to fund our ongoing operations and planned capital expenditures.

CONTRACTUAL OBLIGATIONS

There were no material changes to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 28, 2015, we had committed $23.4 million under these arrangements.
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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended February 28, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On September 24, 2008, a case was filed in the United States District Court for the Northern District of Illinois on behalf of a purported nationwide class of indirect purchasers naming the same defendants and containing allegations substantially identical to those of the complaint filed by Standard Iron Works. The lawsuit sought damages, including reasonable attorney fees and other amounts recoverable by statute. Some document production has occurred in the case. Another action was filed in Tennessee state court on behalf of a purported class of indirect purchasers in Tennessee naming the same defendants but seeking recovery for purchases through 2010. The lawsuit sought damages and costs, including reasonable attorney fees and pre- and post-judgment interest. The case has been removed to federal court and was transferred to United States District Court for the Northern District of Illinois in March 2012. No motion practice or discovery has taken place. The Company believes that the lawsuits are without merit and plans to defend them vigorously. Due to the uncertainty and the information available as of the date of this Quarterly Report on Form 10-Q, the Company cannot reasonably estimate a range of loss relating to these cases.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended February 28, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1, 2014 - December 31, 2014	253,411	15.80	253,411	$86,653,844
January 1, 2015 - January 31, 2015	1,500,000	13.45	1,500,000	66,483,694
February 1, 2015 - February 28, 2015	448,931	13.51	448,931	60,419,516
Total	2,202,342		2,202,342

(1)
 On October 27, 2014, the Company announced that CMC's Board of Directors had authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of shares of CMC common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. The new share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice.

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

March 31, 2015	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (Unaudited) (submitted electronically herewith).