Form 10-Q
period 2015-05-31
COMMERCIAL METALS CO
filed 2015-06-29
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of June 25, 2015 was 115,602,102.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2015	2014	2015	2014
Net sales	$1,506,002	$1,738,593	$4,577,109	$4,953,129
Costs and expenses:
Cost of goods sold	1,270,044	1,560,174	3,933,516	4,455,481
Selling, general and administrative expenses	110,347	121,402	333,332	336,334
Interest expense	20,519	18,849	58,828	57,234
	1,400,910	1,700,425	4,325,676	4,849,049

Earnings from continuing operations before income taxes	105,092	38,168	251,433	104,080
Income taxes	37,964	13,700	84,252	32,657
Earnings from continuing operations	67,128	24,468	167,181	71,423

Earnings (loss) from discontinued operations before income taxes (benefit)	(10,871)	(1,042)	(20,241)	17,969
Income taxes (benefit)	(424)	(137)	(445)	8,766
Earnings (loss) from discontinued operations	(10,447)	(905)	(19,796)	9,203

Net earnings	56,681	23,563	147,385	80,626
Less net earnings attributable to noncontrolling interests	—	—	—	1
Net earnings attributable to CMC	$56,681	$23,563	$147,385	$80,625

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.58	$0.21	$1.43	$0.61
Earnings (loss) from discontinued operations	(0.09)	(0.01)	(0.17)	0.08
Net earnings	$0.49	$0.20	$1.26	$0.69

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.58	$0.21	$1.42	$0.60
Earnings (loss) from discontinued operations	(0.09)	(0.01)	(0.17)	0.08
Net earnings	$0.49	$0.20	$1.25	$0.68

Cash dividends per share	$0.12	$0.12	$0.36	$0.36
Average basic shares outstanding	115,742,534	117,705,133	116,807,469	117,400,198
Average diluted shares outstanding	116,759,215	118,769,675	117,871,228	118,521,816
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2015	2014	2015	2014
Net earnings	$56,681	$23,563	$147,385	$80,626
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment and other	(4,588)	655	(75,851)	28,840
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of income taxes of $(55), $110, $(1,178) and $(434)	54	390	(2,371)	(1,653)
Reclassification for loss (gain) included in net earnings, net of income taxes of $469, $(50), $886 and $258	804	(103)	1,570	1,259
Net unrealized gain (loss) on derivatives, net of income taxes of $414, $60, $(292) and $(176)	858	287	(801)	(394)
Defined benefit obligation:
Net gain, net of income taxes of $0, $0, $4 and $296	—	—	8	550
Amortization of prior services, net of income taxes of $(1), $(1), $(2) and $(2)	(3)	(2)	(9)	(6)
Defined benefit obligation, net of income taxes of $(1), $(1), $2 and $294	(3)	(2)	(1)	544
Other comprehensive income (loss)	(3,733)	940	(76,653)	28,990
Comprehensive income	$52,948	$24,503	$70,732	$109,616
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	May 31, 2015	August 31, 2014
Assets
Current assets:
Cash and cash equivalents	$381,006	$434,925
Accounts receivable (less allowance for doubtful accounts of $7,498 and $5,908)	987,146	1,028,425
Inventories, net	944,611	935,411
Current deferred tax assets	32,656	49,455
Other current assets	98,525	105,575
Assets of businesses held for sale	69,682	—
Total current assets	2,513,626	2,553,791
Property, plant and equipment:
Land	75,106	79,295
Buildings and improvements	488,551	494,842
Equipment	1,678,828	1,728,425
Construction in process	34,612	30,591
	2,277,097	2,333,153
Less accumulated depreciation and amortization	(1,405,070)	(1,408,055)
	872,027	925,098
Goodwill	73,762	74,319
Other noncurrent assets	120,311	135,312
Total assets	$3,579,726	$3,688,520
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$294,226	$423,807
Accounts payable-documentary letters of credit	166,717	125,053
Accrued expenses and other payables	277,071	322,000
Notes payable	4,796	12,288
Current maturities of long-term debt	9,753	8,005
Liabilities of businesses held for sale	28,863	—
Total current liabilities	781,426	891,153
Deferred income taxes	60,338	55,600
Other long-term liabilities	105,303	112,134
Long-term debt	1,279,369	1,281,042
Total liabilities	2,226,436	2,339,929
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,601,037 and 117,829,262 shares	1,290	1,290
Additional paid-in capital	363,458	359,338
Accumulated other comprehensive loss	(96,162)	(19,509)
Retained earnings	1,331,167	1,225,855
Less treasury stock, 13,459,627 and 11,231,402 shares at cost	(246,612)	(218,494)
Stockholders' equity attributable to CMC	1,353,141	1,348,480
Stockholders' equity attributable to noncontrolling interests	149	111
Total stockholders' equity	1,353,290	1,348,591
Total liabilities and stockholders' equity	$3,579,726	$3,688,520
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31,
(in thousands)	2015	2014
Cash flows from (used by) operating activities:
Net earnings	$147,385	$80,626
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	99,829	101,130
Provision for losses on receivables, net	2,525	(1,705)
Stock-based compensation	18,288	16,054
Amortization of interest rate swaps termination gain	(5,698)	(5,698)
Deferred income taxes	26,396	28,560
Tax benefits from stock plans	(122)	(625)
Net gain on sale of a subsidiary and other	(1,737)	(28,032)
Write-down of inventory	11,697	—
Asset impairment	3,390	1,227
Changes in operating assets and liabilities:
Accounts receivable	90,412	(59,479)
Accounts receivable sold, net	(98,033)	124,415
Inventories	(111,675)	(176,766)
Other assets	11,055	(18,486)
Accounts payable, accrued expenses and other payables	(129,322)	38,328
Other long-term liabilities	(5,601)	(5,244)
Net cash flows from (used by) operating activities	58,789	94,305

Cash flows from (used by) investing activities:
Capital expenditures	(75,976)	(67,718)
Proceeds from the sale of property, plant and equipment and other	10,143	6,773
Proceeds from the sale of a subsidiary	2,354	52,276
Net cash flows from (used by) investing activities	(63,479)	(8,669)

Cash flows from (used by) financing activities:
Documentary letters of credit, net change	51,722	2,985
Short-term borrowings, net change	(7,492)	(1,333)
Repayments on long-term debt	(8,038)	(4,826)
Stock issued under incentive and purchase plans, net of forfeitures	(1,389)	(860)
Treasury stock acquired	(41,806)	—
Cash dividends	(42,073)	(42,290)
Tax benefits from stock plans	122	625
Decrease in restricted cash	3,630	18,037
Contribution from (purchase of) noncontrolling interests	38	(37)
Payments for debt issuance costs	—	(430)
Net cash flows from (used by) financing activities	(45,286)	(28,129)
Effect of exchange rate changes on cash	(3,943)	933
Increase (decrease) in cash and cash equivalents	(53,919)	58,440
Cash and cash equivalents at beginning of year	434,925	378,770
Cash and cash equivalents at end of period	$381,006	$437,210

Supplemental information:
Noncash activities:
Capital lease additions and changes in accounts payable related to purchases of property, plant and equipment	$11,882	$9,143
See notes to unaudited consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2013	129,060,664	$1,290	$363,772	$(27,176)	$1,166,732	(12,049,674)	$(234,619)	$156	$1,270,155
Net earnings					80,625			1	80,626
Other comprehensive income				28,990					28,990
Cash dividends ($0.36 per share)					(42,290)				(42,290)
Issuance of stock under incentive and purchase plans, net of forfeitures			(15,505)			745,917	14,645		(860)
Stock-based compensation			13,437						13,437
Tax benefits from stock plans			625						625
Contribution of noncontrolling interest			31					(68)	(37)
Balance, May 31, 2014	129,060,664	$1,290	$362,360	$1,814	$1,205,067	(11,303,757)	$(219,974)	$89	$1,350,646

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2014	129,060,664	$1,290	$359,338	$(19,509)	$1,225,855	(11,231,402)	$(218,494)	$111	$1,348,591
Net earnings					147,385				147,385
Other comprehensive loss				(76,653)					(76,653)
Cash dividends ($0.36 per share)					(42,073)				(42,073)
Treasury stock acquired						(2,902,218)	(41,806)		(41,806)
Issuance of stock under incentive and purchase plans, net of forfeitures			(15,077)			673,993	13,688		(1,389)
Stock-based compensation			15,127						15,127
Tax benefits from stock plans			122						122
Contribution of noncontrolling interest								38	38
Reclassification of share-based liability awards			3,948						3,948
Balance, May 31, 2015	129,060,664	$1,290	$363,458	$(96,162)	$1,331,167	(13,459,627)	$(246,612)	$149	$1,353,290
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

In April 2015, the FASB issued guidance clarifying the circumstances under which an entity would account for fees paid in a cloud computing arrangement as a license of internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued guidance requiring an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued guidance requiring entities to recognize revenue from contracts with customers by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This guidance is currently effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2016. Entities have the option to adopt this guidance either retrospectively or through a modified retrospective transition method. This new standard will supersede existing revenue guidance and affect the Company's revenue recognition process and the presentations or disclosures of the Company's consolidated financial statements and footnotes. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

NOTE 2. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss), net of income taxes:

	Three Months Ended May 31, 2015
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, February 28, 2015	$(91,154)	$1,355	$(2,630)	$(92,429)
Other comprehensive income (loss) before reclassifications	(4,588)	54	—	(4,534)
Amounts reclassified from AOCI	—	804	(3)	801
Net other comprehensive income (loss)	(4,588)	858	(3)	(3,733)
Balance, May 31, 2015	$(95,742)	$2,213	$(2,633)	$(96,162)

	Nine Months Ended May 31, 2015
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance at August 31, 2014	$(19,891)	$3,014	$(2,632)	$(19,509)
Other comprehensive income (loss) before reclassifications	(75,851)	(2,371)	8	(78,214)
Amounts reclassified from AOCI	—	1,570	(9)	1,561
Net other comprehensive loss	(75,851)	(801)	(1)	(76,653)
Balance, May 31, 2015	$(95,742)	$2,213	$(2,633)	$(96,162)

	Three Months Ended May 31, 2014
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, February 28, 2014	$708	$2,913	$(2,747)	$874
Other comprehensive income before reclassifications	655	390	—	1,045
Amounts reclassified from AOCI	—	(103)	(2)	(105)
Net other comprehensive income (loss)	655	287	(2)	940
Balance, May 31, 2014	$1,363	$3,200	$(2,749)	$1,814

	Nine Months Ended May 31, 2014
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance at August 31, 2013	$(27,477)	$3,594	$(3,293)	$(27,176)
Other comprehensive income (loss) before reclassifications	28,840	(1,653)	550	27,737
Amounts reclassified from AOCI	—	1,259	(6)	1,253
Net other comprehensive income (loss)	28,840	(394)	544	28,990
Balance, May 31, 2014	$1,363	$3,200	$(2,749)	$1,814

The significant items reclassified out of accumulated other comprehensive income (loss) and the corresponding line items in the consolidated statements of earnings to which the items were reclassified were as follows:

		Three Months Ended May 31,		Nine Months Ended May 31,
Components of AOCI (in thousands)	Location	2015	2014	2015	2014
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(269)	$67	$(429)	$(169)
Foreign exchange	Net sales	(111)	20	(37)	(213)
Foreign exchange	Cost of goods sold	(1,044)	(60)	(2,447)	(1,574)
Foreign exchange	SG&A expenses	17	(8)	57	39
Interest rate	Interest expense	134	134	400	400
		(1,273)	153	(2,456)	(1,517)
Income tax effect	Income taxes benefit (expense)	469	(50)	886	258
Net of income taxes		$(804)	$103	$(1,570)	$(1,259)
Defined benefit obligation:
Amortization of prior services	SG&A expenses	$4	$3	$11	$8
Income tax effect	Income taxes expense	(1)	(1)	(2)	(2)
Net of income taxes		$3	$2	$9	$6
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

At May 31, 2015 and August 31, 2014, under its U.S. sale of accounts receivable program, the Company had sold $343.8 million and $389.6 million of trade accounts receivable, respectively, to the financial institutions. At May 31, 2015 and August 31, 2014, the Company had $15.0 million and $55.0 million in advance payments outstanding on the sale of its trade accounts receivable, respectively.

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

At May 31, 2015 and August 31, 2014, under its European and Australian programs, the Company had sold $116.8 million and $147.3 million of trade accounts receivable, respectively, to third-party financial institutions and received advance payments of $35.2 million and $90.5 million, respectively.

During the nine months ended May 31, 2015 and 2014, cash proceeds from the U.S. and international sale of accounts receivable programs were $441.6 million and $494.1 million, respectively, and cash payments to the owners of accounts receivable were $539.6 million and $369.7 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the trade accounts receivable for the U.S. and Australian programs. Discounts on U.S. and international sales of trade accounts receivable were $0.4 million and $1.2 million for the three and nine months ended May 31, 2015, respectively, and $1.1 million and $2.6 million for the three and nine months ended May 31, 2014, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

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

The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of accounts receivable programs:

	Three Months Ended May 31, 2015
(in thousands)	Total	U.S.	Australia*	Europe
Beginning balance	$386,447	$327,009	$21,680	$37,758
Transfers of accounts receivable	892,387	724,309	79,173	88,905
Collections	(871,953)	(727,077)	(75,210)	(69,666)
Ending balance	$406,881	$324,241	$25,643	$56,997

	Nine Months Ended May 31, 2015
(in thousands)	Total	U.S.	Australia*	Europe
Beginning balance	$385,169	$329,797	$34,071	$21,301
Transfers of accounts receivable	2,908,695	2,426,691	233,237	248,767
Collections	(2,886,983)	(2,432,247)	(241,665)	(213,071)
Ending balance	$406,881	$324,241	$25,643	$56,997

* Includes the sales of accounts receivable activities related to businesses held for sale (transfers of accounts receivable of $46.2 million and $148.3 million, and collections of $47.5 million and $164.0 million for the three and nine months ended May 31, 2015, respectively).

	Three Months Ended May 31, 2014
(in thousands)	Total	U.S.	Australia	Europe
Beginning balance	$313,117	$273,714	$29,635	$9,768
Transfers of accounts receivable	1,039,136	808,886	120,350	109,900
Collections	(989,887)	(803,592)	(111,791)	(74,504)
Ending balance	$362,366	$279,008	$38,194	$45,164

	Nine Months Ended May 31, 2014
(in thousands)	Total	U.S.	Australia	Europe
Beginning balance	$453,252	$358,822	$64,996	$29,434
Transfers of accounts receivable	3,115,437	2,423,990	374,170	317,277
Collections	(3,134,011)	(2,503,804)	(328,660)	(301,547)
Program termination	(72,312)	—	(72,312)	—
Ending balance	$362,366	$279,008	$38,194	$45,164

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost or market. Inventory cost for most U.S. inventories is determined by the last-in, first-out ("LIFO") method. At May 31, 2015 and August 31, 2014, 57% and 44%, respectively, of the Company's total net inventories were valued at LIFO. LIFO inventory reserves were $83.0 million and $198.8 million at May 31, 2015 and August 31, 2014, respectively.

Effective September 1, 2014, the Company changed its method of determining its interim LIFO inventory reserve from the complete quarterly LIFO valuation method to the expected annual LIFO valuation method. Under the expected annual LIFO valuation method, interim LIFO expense or income is based on management's current estimates of inventory costs and quantities at year end, and that annual estimate is incurred ratably over the remainder of the fiscal year. Key assumptions related to estimates of inventory costs used in management’s estimate changed in the three months ended May 31, 2015 resulting in a change in the annual LIFO estimate for the fiscal year ended August 31, 2015. Accordingly, the Company recorded pre-tax LIFO income of $37.1 million and $115.8 million for the three and nine months ended May 31, 2015, respectively.

Inventory cost for the International Mill segment is determined by the weighted average cost method. Inventory cost for the remaining international and U.S. inventories is determined by the first-in, first-out ("FIFO") method.

For the three and nine months ended May 31, 2015, the Company recorded inventory write-downs related to its continuing operations of $9.5 million and $9.8 million, respectively, which are included in cost of goods sold on the Company's consolidated statements of earnings. The Company had no material write-downs of inventory for the three and nine months ended May 31, 2014.

The majority of the Company's inventories are in the form of finished goods with minimal work in process. At May 31, 2015 and August 31, 2014, $63.6 million and $84.3 million, before LIFO reserves, respectively, of the Company's inventories were in the form of raw materials.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at August 31, 2014	$7,267	$4,970	$57,144	$2,776	$2,162	$74,319
Foreign currency translation	—	—	—	(398)	(159)	(557)
Balance at May 31, 2015	$7,267	$4,970	$57,144	$2,378	$2,003	$73,762

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $48.1 million and $53.8 million at May 31, 2015 and August 31, 2014, respectively, and are included in other noncurrent assets on the Company's consolidated balance sheets. Excluding goodwill, there are no other significant intangible assets with indefinite lives. Intangible amortization expense from continuing operations was $1.6 million and $5.2 million for the three and nine months ended May 31, 2015 and 2014, respectively.
NOTE 6. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS
Businesses Held for Sale
The Company did not have any assets and liabilities of businesses held for sale at August 31, 2014. The components of assets and liabilities of businesses held for sale on the Company's consolidated balance sheet were as follows:

(in thousands)	May 31, 2015
Assets:
Accounts receivable	$15,075
Inventories, net	46,199
Other current assets	442
Property, plant and equipment, net of accumulated depreciation and amortization	6,313
Other noncurrent assets	1,653
Assets of businesses held for sale	$69,682
Liabilities:
Accounts payable-trade	$15,918
Accounts payable-documentary letters of credit	6,622
Accrued expenses and other payables	6,323
Liabilities of businesses held for sale	$28,863

Discontinued Operations
In September 2014, the Company made the decision to exit and sell its steel distribution business in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, the Company determined that achieving acceptable financial returns would take additional time and investment. The Company determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods presented. The expenses associated with exiting this business were not material for the three and nine months ended May 31, 2015. The Australian steel distribution business was previously an operating segment included in the International Marketing and Distribution reporting segment.
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

Financial information for discontinued operations was as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2015	2014	2015	2014
Net sales	$43,307	$66,068	$143,644	$200,932
Earnings (loss) from discontinued operations before income taxes	(10,871)	(1,042)	(20,241)	17,969

Dispositions
During the first quarter of fiscal 2014, the Company sold all of the outstanding capital stock of Howell for $58.5 million, $3.2 million of which was held in escrow as of both May 31, 2015 and August 31, 2014. During the second quarter of fiscal 2014, the Company made a $3.0 million working capital adjustment, which was included in the Company's estimated pre-tax gain of $23.8 million.
NOTE 7. CREDIT ARRANGEMENTS

On June 26, 2014, the Company entered into a fourth amended and restated credit agreement (the "Credit Agreement") with a revolving credit facility of $350.0 million and a maturity date of June 26, 2019 (the "credit facility"). The maximum availability under the credit facility can be increased to $500.0 million. The Company's obligation under its credit facility is secured by its U.S. inventory. The credit facility's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $23.4 million and $28.1 million at May 31, 2015 and August 31, 2014, respectively.

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

At May 31, 2015, the Company's interest coverage ratio was 6.26 to 1.00, and the Company's debt to capitalization ratio was 0.48 to 1.00. The Company had no amount drawn under the credit facility at May 31, 2015 and August 31, 2014.

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

At May 31, 2015, the Company was in compliance with all covenants contained in its debt agreements.

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At May 31, 2015 and August 31, 2014, the unamortized amounts were $21.1 million and $26.8 million, respectively. Amortization of the deferred gain for each of the three and nine months ended May 31, 2015 and 2014 was $1.9 million and $5.7 million, respectively.

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of May 31, 2015	May 31, 2015	August 31, 2014
$400 million notes at 6.50% due July 2017	5.74%	$406,317	$408,546
$500 million notes at 7.35% due August 2018	6.40%	514,837	518,305
$330 million notes at 4.875% due May 2023	4.875%	330,000	330,000
Other, including equipment notes		37,968	32,196
		1,289,122	1,289,047
Less current maturities		9,753	8,005
		$1,279,369	$1,281,042

Interest on these notes is payable semiannually.

CMC Poland Sp.z.o.o. ("CMCP") has uncommitted credit facilities of $57.5 million with several banks with expiration dates ranging from November 2015 to March 2016. During the nine months ended May 31, 2015, CMCP had total borrowings of $49.6 million and total repayments of $49.6 million under these credit facilities. At May 31, 2015, no material amounts were outstanding under these credit facilities.

The Company had no material amounts of interest capitalized in the cost of property, plant and equipment during the three and nine months ended May 31, 2015 and 2014, respectively. Cash paid for interest during the three and nine months ended May 31, 2015 was $10.6 million and $53.5 million, respectively, and $9.6 million and $51.9 million during the three and nine months ended May 31, 2014, respectively.
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

At May 31, 2015, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $399.8 million and $46.5 million, respectively. At May 31, 2014, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $457.7 million and $41.5 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of May 31, 2015:

Commodity	Long/Short	Total
Aluminum	Long	3,746	MT
Aluminum	Short	325	MT
Copper	Long	826	MT
Copper	Short	5,364	MT
Zinc	Long	29	MT
Natural Gas	Long	180,000	MMBTUs

MT = Metric Ton
MMBTU = One million British thermal units

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three and nine months ended May 31, 2015 and 2014. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of earnings:

		Three Months Ended May 31,		Nine Months Ended May 31,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2015	2014	2015	2014
Commodity	Cost of goods sold	$(354)	$1,346	$4,947	$1,985
Foreign exchange	Net sales	—	(351)	3,005	(736)
Foreign exchange	Cost of goods sold	562	(326)	4,913	(697)
Foreign exchange	SG&A expenses	2,405	1,183	22,479	(5,632)
Gain (loss) before income taxes		$2,613	$1,852	$35,344	$(5,080)

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2015	2014	2015	2014
Foreign exchange	Net sales	$207	$(55)	$566	$(28)
Foreign exchange	Cost of goods sold	(283)	(1,053)	642	(2,133)
Gain (loss) before income taxes		$(76)	$(1,108)	$1,208	$(2,161)

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2015	2014	2015	2014
Foreign exchange	Net sales	$(207)	$62	$(565)	$25
Foreign exchange	Cost of goods sold	283	1,053	(642)	2,133
Gain (loss) before income taxes		$76	$1,115	$(1,207)	$2,158

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Commodity	$(76)	$65	$(492)	$(48)
Foreign exchange	130	325	(1,879)	(1,605)
Gain (loss), net of income taxes	$54	$390	$(2,371)	$(1,653)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2015	2014	2015	2014
Commodity	Cost of goods sold	$(174)	$43	$(278)	$(110)
Foreign exchange	Net sales	(114)	20	(38)	(213)
Foreign exchange	Cost of goods sold	(617)	(57)	(1,560)	(1,231)
Foreign exchange	SG&A expenses	14	10	46	35
Interest rate	Interest expense	87	87	260	260
Gain (loss), net of income taxes		(804)	$103	$(1,570)	$(1,259)

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at May 31, 2015 and August 31, 2014. The fair value of the Company's derivative instruments on the consolidated balance sheets was as follows:

Derivative Assets (in thousands)	May 31, 2015	August 31, 2014
Commodity — designated for hedge accounting	$16	$42
Commodity — not designated for hedge accounting	942	869
Foreign exchange — designated for hedge accounting	1,414	136
Foreign exchange — not designated for hedge accounting	3,240	1,853
Derivative assets (other current assets)*	$5,612	$2,900

Derivative Liabilities (in thousands)	May 31, 2015	August 31, 2014
Commodity — designated for hedge accounting	$242	$6
Commodity — not designated for hedge accounting	603	162
Foreign exchange — designated for hedge accounting	951	325
Foreign exchange — not designated for hedge accounting	1,178	1,010
Derivative liabilities (accrued expenses and other payables)*	$2,974	$1,503
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of May 31, 2015, most of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	May 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$200,394	$200,394	$—	$—
Commodity derivative assets (2)	958	942	16	—
Foreign exchange derivative assets (2)	4,654	—	4,654	—
Liabilities:
Commodity derivative liabilities (2)	845	603	242	—
Foreign exchange derivative liabilities (2)	2,129	—	2,129	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$200,487	$200,487	$—	$—
Commodity derivative assets (2)	911	911	—	—
Foreign exchange derivative assets (2)	1,989	—	1,989	—
Liabilities:
Commodity derivative liabilities (2)	168	162	6	—
Foreign exchange derivative liabilities (2)	1,335	—	1,335	—
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

There were no material non-recurring fair value measurements during the three and nine months ended May 31, 2015 and 2014, respectively.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets were as follows:

		May 31, 2015		August 31, 2014
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million notes at 6.50% due July 2017 (1)	Level 2	$406,317	$427,000	$408,546	$438,200
$500 million notes at 7.35% due August 2018 (1)	Level 2	514,837	535,000	518,305	567,560
$330 million notes at 4.875% due May 2023 (1)	Level 2	330,000	318,302	330,000	325,050
_________________
(1) The fair values of the 2017 Notes, 2018 Notes and 2023 Notes are estimated based on readily available market prices of these notes at May 31, 2015 and August 31, 2014, or similar notes with the same maturities, rating and interest rates.
NOTE 10. INCOME TAX

The Company's effective income tax rate from continuing operations for the three and nine months ended May 31, 2015 was 36.1% and 33.5%, respectively, compared with 35.9% and 31.4% for the three and nine months ended May 31, 2014, respectively. For the three months ended May 31, 2015, the tax rate is higher than the statutory income tax rate of 35% due to losses in certain foreign jurisdictions where the deferred tax assets created by such losses are subject to a full valuation allowance, thus providing no tax benefit for such losses. For the nine months ended May 31, 2015, the tax rate was lower than the statutory income tax rate of 35% because the Company had income from operations in countries which have lower tax rates than the United States. In addition, the Company benefited under Section 199 of the Internal Revenue Code related to domestic production activity income during the three and nine months ended May 31, 2015. The Company's effective income tax rate from discontinued operations for the three and nine months ended May 31, 2015 was 3.9% and 2.2%, respectively, compared with 13.1% and 48.8% for the three and nine months ended May 31, 2014, respectively. The Company's effective income tax rate from discontinued operations for the three and nine months ended May 31, 2015 reflected the fact that earnings from discontinued operations before income taxes included a loss in Australia, a jurisdiction in which all tax losses created a deferred tax asset that was subject to a full valuation allowance, and thus no tax benefit. The Company's effective income tax rate from discontinued operations for the nine months ended May 31, 2014 reflected a $23.8 million pre-tax gain on the sale of Howell, resulting in the appropriate amount of U.S. federal and state income tax expense.

The Company made net payments of $46.7 million and $12.9 million for income taxes during the nine months ended May 31, 2015 and 2014, respectively.

As of both May 31, 2015 and August 31, 2014, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $27.3 million, exclusive of interest and penalties.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three and nine months ended May 31, 2015, before any income tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending May 31, 2016, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $16.9 million, which would reduce the provision for income taxes by $2.7 million.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, CMC and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2009 and forward
U.S. States — 2009 and forward
Foreign — 2007 and forward

The Company is currently under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of May 31, 2015 sufficiently reflect the anticipated outcome of these examinations.
NOTE 11. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described, and informational disclosures provided, in Note 15, Stock-Based Compensation Plans, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014. During the nine months ended May 31, 2015 and 2014, restricted stock units and performance stock units totaling 1.1 million and 1.2 million, respectively, were granted at a weighted-average fair value of $15.92 and $16.90, respectively.

During the nine months ended May 31, 2015 and 2014, the Company granted 392,517 and 390,562 equivalent shares, respectively, of performance stock units and restricted stock units accounted for as liability awards. The fair value of these liability awards is remeasured each reporting period and is recognized ratably over the service period. As of May 31, 2015, the Company had 913,712 equivalent shares in liability awards outstanding. The Company expects 868,025 equivalent shares to vest.

In general, the restricted stock units granted during fiscal 2015 and 2014 vest ratably over a period of three years; however, certain restricted stock units granted during fiscal 2015 either vest after a period of three years or vest after a specified service period; one-third of each such award vest on the second anniversary of the grant date and the remaining two-thirds of each such award vest on the third anniversary of the grant date. In addition, certain restricted stock units granted during fiscal 2014 vest after a specified service period; 25% of the award vest on the second anniversary of the grant date; 25% of each such award vest on the third anniversary of the grant date and the remaining 50% of each such award vest on the fourth anniversary of the grant date. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, the performance stock units granted during fiscal 2015 and fiscal 2014 will vest after a period of three years.

Stock-based compensation expense for the three and nine months ended May 31, 2015 of $6.5 million and $18.3 million, respectively, and $5.3 million and $16.1 million for the three and nine months ended May 31, 2014, respectively, was included in selling, general and administrative expenses on the Company's consolidated statements of earnings.
NOTE 12. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of basic and diluted earnings per share from continuing operations for the three and nine months ended May 31, 2015 and 2014 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2015	2014	2015	2014
Earnings from continuing operations attributable to CMC	$67,128	$24,468	$167,181	$71,422

Basic earnings per share:
Shares outstanding for basic earnings per share	115,742,534	117,705,133	116,807,469	117,400,198

Basic earnings per share attributable to CMC:	$0.58	$0.21	$1.43	$0.61

Diluted earnings per share:
Shares outstanding for basic earnings per share	115,742,534	117,705,133	116,807,469	117,400,198

Effect of dilutive securities:
Stock-based incentive/purchase plans	1,016,681	1,064,542	1,063,759	1,121,618
Shares outstanding for diluted earnings per share	116,759,215	118,769,675	117,871,228	118,521,816

Diluted earnings per share attributable to CMC:	$0.58	$0.21	$1.42	$0.60

Anti-dilutive shares not included above	378,006	1,248,330	245,542	1,248,330
_______________________

CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
On October 27, 2014, CMC's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of shares of CMC common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. During the three and nine months ended May 31, 2015, the Company purchased 139,383 and 2,902,218 shares of CMC common stock, respectively, at an average purchase price of $15.97 and $14.40 per share, respectively. The Company had remaining authorization to purchase $58.2 million of common stock at May 31, 2015 pursuant to its share repurchase program.
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
In the third quarter of fiscal 2015, the Company recorded a $45.5 million benefit as a result of a termination of a contract with a customer and is included in net sales on the Company's consolidated statements of earnings for the three and nine months ended May 31, 2015.
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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended May 31, 2015
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$194,081	$244,632	$415,763	$156,286	$494,639	$601	$—	$1,506,002
Intersegment sales	31,015	202,189	2,132	32	23,605	—	(258,973)	—
Net sales	225,096	446,821	417,895	156,318	518,244	601	(258,973)	1,506,002
Adjusted operating profit (loss)	(1,970)	84,237	22,878	6,146	37,669	(19,502)	(3,480)	125,978

	Three Months Ended May 31, 2014
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$287,533	$308,878	$406,066	$207,364	$528,559	$193	$—	$1,738,593
Intersegment sales	47,571	218,696	3,359	194	21,186	—	(291,006)	—
Net sales	335,104	527,574	409,425	207,558	549,745	193	(291,006)	1,738,593
Adjusted operating profit (loss)	(1,085)	74,063	1,244	2,047	2,023	(18,227)	(1,930)	58,135

	Nine Months Ended May 31, 2015
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$691,382	$796,218	$1,165,679	$472,364	$1,447,316	$4,150	$—	$4,577,109
Intersegment sales	108,852	604,299	9,114	32	73,972	—	(796,269)	—
Net sales	800,234	1,400,517	1,174,793	472,396	1,521,288	4,150	(796,269)	4,577,109
Adjusted operating profit (loss)	(3,285)	258,108	31,642	11,188	71,599	(55,513)	(2,248)	311,491
Total assets at May 31, 2015*	266,913	706,229	730,285	414,914	953,750	1,001,085	(571,535)	3,501,641

	Nine Months Ended May 31, 2014
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$874,155	$878,013	$1,082,630	$617,101	$1,489,686	$11,544	$—	$4,953,129
Intersegment sales	141,419	587,561	10,903	969	43,865	—	(784,717)	—
Net sales	1,015,574	1,465,574	1,093,533	618,070	1,533,551	11,544	(784,717)	4,953,129
Adjusted operating profit (loss)	(1,109)	183,939	(1,869)	25,647	8,552	(51,340)	88	163,908
Total assets at August 31, 2014*	296,564	647,437	691,765	466,449	949,016	1,100,995	(470,716)	3,681,510

* Excludes total assets from discontinued operations of $78.1 million at May 31, 2015 and $7.0 million at August 31, 2014.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2015	2014	2015	2014
Earnings from continuing operations	$67,128	$24,468	$167,181	$71,423
Income taxes	37,964	13,700	84,252	32,657
Interest expense	20,519	18,849	58,828	57,234
Discounts on sales of accounts receivable	367	1,118	1,230	2,594
Adjusted operating profit	$125,978	$58,135	$311,491	$163,908
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
CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2015	2014	2015	2014
Net sales*	$1,506,002	$1,738,593	$4,577,109	$4,953,129
Adjusted operating profit*+	125,978	58,135	311,491	163,908
LIFO expense (income) before income taxes*	(37,063)	(8,174)	(115,750)	15,117
Earnings from continuing operations	67,128	24,468	167,181	71,423
Adjusted EBITDA*+	158,490	90,410	410,002	262,002
_______________________________________
* Excludes divisions classified as discontinued operations.
+ Non-GAAP financial measure.

Adjusted Operating Profit (Loss)

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

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2015	2014	2015	2014
Earnings from continuing operations	$67,128	$24,468	$167,181	$71,423
Income taxes	37,964	13,700	84,252	32,657
Interest expense	20,519	18,849	58,828	57,234
Discounts on sales of accounts receivable	367	1,118	1,230	2,594
Adjusted operating profit	$125,978	$58,135	$311,491	$163,908

Adjusted EBITDA

The other non-GAAP financial measure included in the table above is adjusted EBITDA. We use adjusted EBITDA (earnings from continuing operations before net earnings attributable to noncontrolling interests, interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net earnings or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA provides relevant and useful information, which is often used by analysts, creditors and other interested parties in our industry. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization, as well as impairment charges, which are also non-cash. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between U.S. jurisdictions. Tax regulations in international operations add additional complexity. We also exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. Adjusted EBITDA is part of a debt compliance test in certain of our debt agreements and is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2015	2014	2015	2014
Earnings from continuing operations	$67,128	$24,468	$167,181	$71,423
Net earnings attributable to noncontrolling interests	—	—	—	1
Interest expense	20,519	18,849	58,828	57,234
Income taxes	37,964	13,700	84,252	32,657
Depreciation and amortization	32,840	33,393	99,553	99,784
Impairment charges	39	—	188	905
Adjusted EBITDA	$158,490	$90,410	$410,002	$262,002

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

Summary

Net sales for the three and nine months ended May 31, 2015 decreased $232.6 million, or 13%, and $376.0 million, or 8%, respectively compared to the corresponding periods in fiscal 2014. The decrease in net sales for the three months ended May 31, 2015 was primarily attributed to decreases in shipments and average selling prices across all product lines for our Americas Recycling and Americas Mills segments compared to the third quarter of fiscal 2014. In addition, our International Mill segment was impacted by a 25% decrease in average selling prices on flat volumes, and our International Marketing and Distribution segment was impacted by a 7% decrease in overall average selling prices compared to the corresponding period in the prior fiscal year. In contrast, our Americas Fabrication segment reported an increase in net sales for the three months ended May 31, 2015 primarily due to a $32 per short ton increase in the average composite selling price compared to the third quarter of fiscal 2014.

The decrease in net sales for the nine months ended May 31, 2015 was due to decreases in both total shipments and average selling prices for our Americas Recycling, Americas Mills and International Mill segments compared to the first nine months of fiscal 2014. Additionally, our International Marketing and Distribution segment reported a decrease in net sales for the nine months ended May 31, 2015 primarily due to a decrease in volumes for our Australian operations and a decrease in volumes and average selling price for our Asian operations compared to the nine months ended May 31, 2014, partially offset by a $45.5 million benefit as a result of a termination of a contract with a customer. In contrast, for the nine months ended May 31, 2015, our Americas Fabrication segment reported an increase in net sales compared to the corresponding period in the prior fiscal year due to a $27 per short ton increase in the average composite selling price and a 4% increase in rebar shipments.

Adjusted operating profit for the three and nine months ended May 31, 2015 increased $67.8 million and $147.6 million, respectively, compared to the corresponding periods in fiscal 2014. Each of our segments, except our Americas Recycling segment, reported an improvement in adjusted operating profit for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Our Americas Fabrication and International Marketing and Distribution segments drove approximately 84% of the increase in adjusted operating profit, followed by our Americas Mills and International Mill segments, compared to the three months ended May 31, 2014. Our Americas Fabrication segment benefited from an increase in the average composite selling price which outpaced an increase in average material cost and resulted in a 24% increase in average metal margin for the three months ended May 31, 2015 compared to the corresponding period in fiscal 2014. Our International Marketing and Distribution segment benefited from an increase in volumes for our trading divisions headquartered in the U.S. and a $45.5 million benefit recorded as a result of a termination of a contract with a customer for the three months ended May 31, 2015 compared to the corresponding period in fiscal 2014. Our Americas Mills segment benefited from an overall reduction in the average cost of ferrous scrap consumed during the third quarter of fiscal 2015 which contributed to a $10.2 million increase in adjusted operating profit for this segment compared to the corresponding period in fiscal 2014. Our International Mill segment reported a $4.1 million increase in adjusted operating profit partially due to the commissioning of a new, state-of-the-art electric furnace in the third quarter of fiscal 2014. In contrast, our Americas Recycling segment recorded a $0.9 million increase in adjusted operating loss due to a decline in ferrous tons shipped on flat average ferrous metal margins and a 16% decline in average nonferrous metal margins coupled with a 5% decrease in nonferrous tons shipped.

For the nine months ended May 31, 2015, our Americas Mills, Americas Fabrication and International Marketing and Distribution segments each reported an improvement in adjusted operating profit, while our Americas Recycling and International Mill segments both reported a decline in adjusted operating profit compared to the first nine months of fiscal 2014. Our Americas Mills segment benefited from an overall reduction in the average cost of ferrous scrap consumed during the nine months ended May 31, 2015, which resulted in an 11% increase in average metal margin compared to the corresponding period in fiscal 2014. Our Americas Fabrication segment benefited from an increase in shipments and a 7% increase in average composite metal margin. Our International Marketing and Distribution segment benefited from a $45.5 million benefit recorded as a result of a termination of a contract with a customer for the nine months ended May 31, 2015 compared to the corresponding period in fiscal 2014. For the first nine months of fiscal 2015, our Americas Recycling and International Mill segments were both impacted by a decrease in shipments coupled with overall average selling prices declining at a faster rate than declining average material costs, which resulted in overall average metal margin compression of 5% and 18%, respectively, compared to the first nine months of fiscal 2014.

Effective September 1, 2014, we changed our method of determining our LIFO inventory reserve from the complete quarterly LIFO valuation method to the expected annual LIFO valuation method. Under the expected annual LIFO valuation method, interim LIFO expense or income is based on management's current estimates of inventory costs and quantities at year end. Actual inventory costs and quantities at year end will likely differ from the interim estimates, and such differences may be significant. For the three and nine months ended May 31, 2015, we reported favorable changes in pre-tax LIFO of $28.9 million and $130.9 million, respectively, compared to the corresponding periods in fiscal 2014. The changes in pre-tax LIFO for the three and nine months ended May 31, 2015 were the result of management's estimates for the movement in inventory costs and inventory quantities throughout fiscal 2015 compared to the observed movement in inventory prices and quantities during the three and nine months ended May 31, 2014. A discussion of the impact of the changes (where material) in pre-tax LIFO on our segments for the three and nine months ended May 31, 2015 is included in "Segment Operating Data" below.

Interest Expense

Interest expense for the three and nine months ended May 31, 2015 increased $1.7 million and $1.6 million, respectively, compared to the three and nine months ended May 31, 2014 primarily due to an increase in documentary letters of credit outstanding for our International Marketing and Distribution segment.

Income Taxes

Our effective income tax rate from continuing operations for the three and nine months ended May 31, 2015 was 36.1% and 33.5%, respectively, compared with 35.9% and 31.4%, respectively, for the three and nine months ended May 31, 2014. The increase in our effective income tax rate from continuing operations for the three and nine months ended May 31, 2015 was largely attributed to an increase in estimated LIFO income resulting in an increase in income expected to be generated in the U.S., which has a higher tax rate than other jurisdictions. Our effective income tax rate can change from period to period as a result of changes in the mix and amount of pre-tax income generated in the jurisdictions in which we operate. Our effective income tax rates can also be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in our effective tax rate.
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

Americas Recycling

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2015	2014	2015	2014
Net sales	$225,096	$335,104	$800,234	$1,015,574
Adjusted operating loss	(1,970)	(1,085)	(3,285)	(1,109)
LIFO income	(2,579)	(3,693)	(11,975)	(2,190)

Average selling price (per short ton)
Average ferrous selling price	$218	$319	$264	$331
Average nonferrous selling price	2,211	2,541	2,373	2,651

Short tons shipped (in thousands)
Ferrous tons shipped	416	538	1,361	1,560
Nonferrous tons shipped	55	58	170	168
Total tons shipped	471	596	1,531	1,728

Net sales for the three and nine months ended May 31, 2015 decreased $110.0 million, or 33%, and $215.3 million, or 21%, respectively, compared to the corresponding periods in fiscal 2014. The decrease in net sales for the three months ended May 31, 2015 was due to a decrease in average ferrous and nonferrous selling prices of $101 and $330 per short ton, respectively, coupled with a decrease in ferrous and nonferrous tons shipped of 23% and 5%, respectively. For the nine months ended May 31, 2015, the decrease in net sales was principally due to a $67 per short ton decrease in the average ferrous selling price and a 13% decrease in ferrous tons shipped, in each case compared to the nine months ended May 31, 2014. Nonferrous tons shipped increased 1% during the nine months ended May 31, 2015; however, a $278 per short ton decline in average nonferrous selling prices outpaced the increase in nonferrous tons shipped and further contributed to the decrease in net sales compared to the corresponding period in fiscal 2014. The strengthening of the U.S. dollar during the three and nine months ended May 31, 2015 has weakened export demand and dampened both ferrous and nonferrous average selling prices compared to the three and nine months ended May 31, 2014.

Adjusted operating loss for the three and nine months ended May 31, 2015, increased $0.9 million and $2.2 million, respectively, compared to the corresponding periods in fiscal 2014. During the third quarter of fiscal 2015, ferrous volumes declined 23% on flat average ferrous metal margins compared to the corresponding period in fiscal 2014. Additionally, during the third quarter of fiscal 2015, the decrease in average nonferrous selling prices discussed above outweighed a decline in average nonferrous material cost and compressed average nonferrous metal margins by 16%, further contributing to the increase in adjusted operating loss compared to the third quarter of fiscal 2014. The increase in adjusted operating loss for the nine months ended May 31, 2015 was a result of the decrease in both average ferrous and nonferrous selling prices discussed above, which outweighed a decrease in both average ferrous and nonferrous material cost and compressed average ferrous and nonferrous metal margins by 9% and 8%, respectively, compared to the corresponding period in fiscal 2014. Additionally, for the nine months ended May 31, 2015, labor and employee benefit expenses increased approximately 6% per short ton as a result of a decrease in total tons shipped compared to the nine months ended May 31, 2014. However, a $9.8 million favorable change in pre-tax LIFO during the nine months ended May 31, 2015 partially offset the average metal margin pressure discussed above. The favorable change in pre-tax LIFO was the result of management’s expectation that inventory costs will decline at a faster pace for the remainder of fiscal 2015 compared to the pace of the decrease in inventory costs during the nine months ended May 31, 2014.

Americas Mills

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2015	2014	2015	2014
Net sales	$446,821	$527,574	$1,400,517	$1,465,574
Adjusted operating profit	84,237	74,063	258,108	183,939
LIFO expense (income)	(20,917)	(7,060)	(62,670)	2,744

Average price (per short ton)
Finished goods selling price	$621	$696	$664	$687
Total sales	612	683	653	672
Cost of ferrous scrap consumed	244	349	294	350
Metal margin	368	334	359	322
Ferrous scrap purchase price	204	275	249	298

Short tons (in thousands)
Tons melted	655	666	1,952	1,928
Tons rolled	626	625	1,805	1,786
Tons shipped	673	734	2,002	2,041

We include our five domestic steel minimills and the recycling locations which directly support the steel minimills in our Americas Mills segment.

Net sales for the three and nine months ended May 31, 2015 decreased $80.8 million, or 15%, and decreased $65.1 million, or 4%, respectively, compared to the corresponding periods in fiscal 2014. The decrease in net sales for the three and nine months ended May 31, 2015 was due to decreases in both tons shipped of 8% and 2%, respectively, and average selling prices of $71 per short ton and $19 per short ton, respectively, as a result of continued import pressures in the U.S. compared to the three and nine months ended May 31, 2014. During the third quarter of fiscal 2015, shipments of our higher priced finished products, including rebar and merchants, decreased approximately 31 thousand short tons and our lower priced billet shipments decreased approximately 29 thousand short tons. During the first nine months of fiscal 2015, shipments of our higher priced finished products remained flat while our billet shipments decreased approximately 35 thousand short tons.

Adjusted operating profit for the three and nine months ended May 31, 2015 increased $10.2 million and $74.2 million, respectively, compared to the corresponding periods in fiscal 2014. During the three and nine months ended May 31, 2015, the average cost of ferrous scrap consumed decreased $105 per short ton and $56 per short ton, respectively, which more than offset the decreases in average selling prices discussed above and increased average metal margins by 10% and 11%, respectively, compared to the three and nine months ended May 31, 2014. Additionally, this segment recorded a favorable change in pre-tax LIFO of $13.9 million and $65.4 million for the three and nine months ended May 31, 2015, respectively, compared to the corresponding periods in fiscal 2014. The favorable change in pre-tax LIFO for the three months ended May 31, 2015 was due to management’s expectation that inventory costs will decline at a faster pace throughout the remainder of fiscal 2015 compared to decreases in inventory costs during the three months ended May 31, 2014. The favorable change in pre-tax LIFO for the nine months ended May 31, 2015 was due to management’s expectation that inventory costs will decline throughout the remainder of fiscal 2015 compared to increases in inventory costs during the nine months ended May 31, 2014. However, labor and employee benefit expenses increased 2% and 5% per short ton for the three and nine months ended May 31, 2015 partially due to the reduction in tons shipped discussed above compared to the corresponding periods in fiscal 2014. Furthermore, repairs and maintenance expense increased $2.6 million and $11.2 million for the for the three and nine months ended May 31, 2015 compared to the corresponding periods in fiscal 2014 due to routine maintenance and equipment enhancements conducted in the normal course of business.

Americas Fabrication

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2015	2014	2015	2014
Net sales	$417,895	$409,425	$1,174,793	$1,093,533
Adjusted operating profit (loss)	22,878	1,244	31,642	(1,869)
LIFO expense (income)	(9,090)	(1,903)	(27,674)	4,402

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$923	$893	$921	$891
Structural	2,413	1,960	2,496	2,250
Post	886	889	889	887

Short tons shipped (in thousands)
Rebar	260	266	732	703
Structural	8	14	29	39
Post	26	30	74	75

Net sales for the three and nine months ended May 31, 2015 increased $8.5 million, or 2%, and $81.3 million, or 7%, respectively, compared to the corresponding periods in fiscal 2014. The increase in net sales for the three months ended May 31, 2015 was primarily due to a $32 per short ton increase in the average composite selling price as a result of an improvement in non-residential construction demand compared to the third quarter of fiscal 2014. For the nine months ended May 31, 2015, the increase in net sales was due to a 2% increase in shipments coupled with a $27 per short ton increase in the average composite selling price compared to the corresponding period in fiscal 2014. The increase in shipments during the nine months ended May 31, 2015 was primarily the result of an increase in non-residential construction spending compared to the corresponding period in fiscal 2014.

Adjusted operating profit for the three and nine months ended May 31, 2015 increased $21.6 million and $33.5 million, respectively, compared to the corresponding periods in fiscal 2014. The increase in adjusted operating profit for the third quarter of fiscal 2015 was partially due to an increase in the average composite selling price coupled with a 3% decrease in average composite material cost, which resulted in a 24% increase in average metal margin compared to the corresponding period in the prior fiscal year. Additionally, for the third quarter of fiscal 2015, this segment recorded a favorable change in pre-tax LIFO of $7.2 million compared to the third quarter of fiscal 2014 as a result of management’s expectation that inventory costs will decline at a faster pace throughout the remainder of fiscal 2015 compared to decreases in inventory costs during the third quarter of fiscal 2014. The increase in adjusted operating profit for the nine months ended May 31, 2015 was primarily due to an increase in rebar shipments as well as an increase in the average composite selling price, which outpaced a 2% increase in average composite material cost and resulted in a 7% increase in average composite metal margin, in each case compared to the corresponding period in fiscal 2014. Additionally, for the nine months ended May 31, 2015, this segment recorded a favorable change in pre-tax LIFO of $32.1 million compared to the corresponding period in fiscal 2014, as a result of management’s expectation that inventory costs will decline throughout the remainder of fiscal 2015 compared to increases in inventory costs during the nine months ended May 31, 2014. However, for the three and nine months ended May 31, 2015, labor and employee benefit expenses increased 13% and 11% per short ton, respectively, in order to fulfill current activity levels and to prepare for a higher level of production in future periods compared to the corresponding periods in fiscal 2014.

International Mill

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2015	2014	2015	2014
Net sales	$156,318	$207,558	$472,396	$618,070
Adjusted operating profit	6,146	2,047	11,188	25,647

Average price (per short ton)
Total sales	$455	$610	$493	$613
Cost of ferrous scrap consumed	258	345	283	357
Metal margin	197	265	210	256
Ferrous scrap purchase price	219	287	237	303

Short tons (in thousands)
Tons melted	348	258	969	950
Tons rolled	301	273	849	838
Tons shipped	323	322	898	953

Net sales for the three and nine months ended May 31, 2015 decreased $51.2 million, or 25%, and $145.7 million, or 24%, respectively, compared to the corresponding periods in fiscal 2014. The decrease in net sales for the three and nine months ended May 31, 2015 reflected an unfavorable foreign currency impact of approximately $36.0 million and $72.3 million, respectively. The decrease in net sales for the three months ended May 31, 2015 was due to a 25% decrease in average selling prices on flat volumes. The decrease in net sales for the nine months ended May 31, 2015 was due to a 20% decrease in average selling prices coupled with a 6% decrease in tons shipped. The decrease in average selling price for the three and nine months ended May 31, 2015 was a result of increased import pressure in Poland compared to the corresponding periods of the prior fiscal year.

Adjusted operating profit for the three and nine months ended May 31, 2015 increased $4.1 million and decreased $14.5 million, respectively, compared to the corresponding periods in fiscal 2014. The increase in adjusted operating profit for the third quarter of fiscal 2015 was partially due to the commissioning of a new, state-of-the-art electric arc furnace in the third quarter of fiscal 2014. The decrease in adjusted operating profit for the nine months ended May 31, 2015 was partially due to an 18% decrease in average metal margin compared to the first nine months of fiscal 2014. Average metal margin compression for the first nine months of fiscal 2015 was the result of the decrease in average selling price discussed above, which outpaced a $74 per short ton decrease in the average cost of ferrous scrap consumed, in each case compared to the corresponding period in fiscal 2014. For the nine months ended May 31, 2015, utilities and repairs and maintenance expense decreased by $16.3 million primarily due to the new, state-of-the-art electric arc furnace discussed above, which partially offset the metal margin pressure compared to the corresponding period in the prior fiscal year. For the three and nine months ended May 31, 2015, the changes in this segment’s cost of goods sold reflected a favorable foreign currency impact of approximately $33.9 million and $68.7 million, respectively.

International Marketing and Distribution

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2015	2014	2015	2014
Net sales	$518,244	$549,745	$1,521,288	$1,533,551
Adjusted operating profit	37,669	2,023	71,599	8,552
LIFO expense (income)	(4,477)	4,482	(13,431)	10,161

Net sales for the three and nine months ended May 31, 2015 decreased $31.5 million, or 6%, and decreased $12.3 million, or 1%, respectively, compared to the corresponding periods in fiscal 2014. The decrease in net sales for the three and nine months ended May 31, 2015 reflected an unfavorable foreign currency impact of approximately $14.9 million and $24.5 million, respectively. The decrease in net sales for the three months ended May 31, 2015 was primarily due to a decrease in volumes and average selling prices for our Australian and Asian operations compared to the three months ended May 31, 2014 as economic slowdown in China has contracted the level of demand for steel and steel-related industrial products in the Asia-Pacific region. These decreases were partially offset by an increase in volumes for our trading divisions headquartered in the U.S., which overcame a 4% decline in their overall average selling price compared to the corresponding period in fiscal 2014. In addition, this segment recorded a $45.5 million benefit as a result of a termination of a contract with a customer. The decline in net sales for the nine months ended May 31, 2015 was primarily due to a decrease in volumes for our Australian operations and a decrease in volumes and average selling price for our Asian operations compared to the nine months ended May 31, 2014, partially offset by the $45.5 million contract termination benefit.

Adjusted operating profit for the three and nine months ended May 31, 2015 increased $35.6 million and $63.0 million, respectively, compared to the corresponding periods in fiscal 2014. The improvement in adjusted operating profit for the three and nine months ended May 31, 2015 resulted from the $45.5 million contract termination benefit and a favorable change in pre-tax LIFO of $9.0 million and $23.6 million, respectively, as a result of management's expectation that inventory costs will decline throughout fiscal 2015 compared to increases in inventory costs during the three and nine months ended May 31, 2014. Furthermore, for the three and nine months ended May 31, 2015, the changes in this segment's cost of goods sold reflected a favorable foreign currency impact of approximately $15.3 million and $25.6 million, respectively. Partially offsetting the improvement in adjusted operating profit discussed above, this segment recorded a $9.1 million inventory write-down in the third quarter of fiscal 2015.

Corporate
Our corporate expenses for the three and nine months ended May 31, 2015 increased $1.3 million and $4.2 million, respectively, primarily due to a decrease in inter-company interest charged to our other operating segments compared to the corresponding periods in fiscal 2014.

DISCONTINUED OPERATIONS DATA
In September 2014, we made the decision to exit our steel distribution business in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian steel distribution business, we determined that achieving acceptable financial returns would take additional time and investment. In the first quarter of fiscal 2015, we determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. The expenses associated with exiting this business were not material for the three and nine months ended May 31, 2015. The Australian steel distribution business was previously an operating segment in the International Marketing and Distribution reporting segment.
During the fourth quarter of fiscal 2013, we decided to sell all of the capital stock of our wholly owned copper tube manufacturing operation, Howell Metal Company ("Howell"). We determined that the decision to sell this business met the definition of a discontinued operation. As a result, the Company included Howell in discontinued operations for all periods presented. During the first quarter of fiscal 2014, the Company sold all of the outstanding capital stock of Howell for $58.5 million, $3.2 million of which was held in escrow as of both May 31, 2015 and August 31, 2014. During the second quarter of fiscal 2014, the Company made a $3.0 million working capital adjustment, which was included in the Company's estimated pre-tax gain of $23.8 million in fiscal 2014. Howell was previously an operating segment included in the Americas Mills reporting segment.
OUTLOOK

As we enter our fiscal fourth quarter, our key market indicators point toward a strong finish to our fiscal 2015. The demand for our finished steel products in the U.S. and Poland remains high. Additionally, unfavorable weather in May in the central region of the U.S. resulted in certain projects being pushed out into our fiscal fourth quarter, which we expect should provide some upside to the fourth quarter's results. Elevated levels of imports continue to pressure margins for our U.S. and Polish operations. Our International Marketing and Distribution segment also continues to be challenged by the strong U.S. dollar.

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

The table below reflects our sources, facilities and availability of liquidity as of May 31, 2015:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$381,006	$ N/A
Revolving credit facility	350,000	326,555
U.S. receivables sale facility	200,000	185,000
International accounts receivable sales facilities	99,267	64,100
Bank credit facilities — uncommitted	92,462	91,660
Notes due from 2017 to 2023	1,230,000	*
Equipment notes	37,968	*

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

CMC Poland Sp. z.o.o. ("CMCP") has uncommitted credit facilities of PLN 215 million ($57.5 million) with several banks with expiration dates ranging from November 2015 to March 2016. We intend to renew the uncommitted credit facilities upon expiration. During the nine months ended May 31, 2015, CMCP had total borrowings of $49.6 million and total repayments of $49.6 million under these facilities. At May 31, 2015, no material amounts were outstanding under these facilities.

The maximum availability under our $350.0 million revolving credit facility (the "credit facility") can be increased to $500.0 million. Our obligation under the credit facility is secured by our U.S. inventory. The credit facility's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $23.4 million at May 31, 2015.

Under the credit facility, we are required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the credit agreement governing our credit facility) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the credit agreement governing our credit facility) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the 2017 Notes and the 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, we will be required to maintain liquidity of at least $150.0 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the credit facility bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At May 31, 2015, our interest coverage ratio was 6.26 to 1.00 and our debt to capitalization ratio was 0.48 to 1.00.

Our foreign operations generated approximately 22% of our revenue during the third quarter of fiscal 2015, and as a result, our foreign operations had cash and cash equivalents of approximately $38.2 million at May 31, 2015. Historically, our domestic operations have generated the majority of our cash, which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350.0 million credit facility described above and the $200.0 million sale of accounts receivable program described below. We intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 41% of total receivables at May 31, 2015.

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

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed credit facility and are not included in our overall liquidity analysis. We had $166.7 million and $125.1 million of documentary letters of credit outstanding at May 31, 2015 and August 31, 2014, respectively. The increase in use of documentary letters of credit at May 31, 2015 resulted in a decrease in cash from financing activities of $51.7 million. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

On October 27, 2014, CMC's Board of Directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of shares of CMC common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. We intend to repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The new share repurchase program does not require us to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated at any time without prior notice. During the three and nine months ended May 31, 2015, we purchased 139,383 and 2,902,218 shares of CMC common stock, respectively, at an average purchase price of $15.97 and $14.40 per share, respectively.

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

Net cash flows from operating activities were $58.8 million during the first nine months of fiscal 2015 compared to net cash flows from operating activities of $94.3 million during the first nine months of fiscal 2014. Net earnings increased $66.8 million during the first nine months of fiscal 2015 compared to the same period in the prior fiscal year. Net earnings in the first nine months of fiscal 2014 included a $23.8 million pre-tax gain on the sale of Howell. There was no such sale in the same period of fiscal 2015. The impact of the pre-tax gain on the sale of Howell was offset by a $28.6 million increase in deferred income taxes during the first nine months of fiscal 2014. Comparatively, net earnings included an increase in deferred income taxes of $26.4 million during the first nine months of fiscal 2015. In addition, net earnings in the first nine months of fiscal 2015 included an $11.7 million inventory write-down, compared to no such write-down during the first nine months of fiscal 2014. There were no other material fluctuations of non-cash items or items included in net earnings for which the cash effects did not relate to operating activities for the first nine months of fiscal 2014 or fiscal 2015.

Cash used by operating assets and liabilities increased $145.9 million during the first nine months of fiscal 2015 compared to the same period in the prior fiscal year. The significant components of change within operating assets and liabilities were as follows:

Accounts receivable - Cash from accounts receivable increased $149.9 million during the first nine months of fiscal 2015 compared to the same period of fiscal 2014. The increase in cash from accounts receivable was primarily due to a $353.9 million decrease in consolidated net sales between the fourth quarter of fiscal 2014 and the third quarter of fiscal 2015 compared to a $70.5 million increase in consolidated net sales between the fourth quarter of fiscal 2013 and the third quarter of fiscal 2014. However, days sales outstanding increased eight days from 49 days at May 31, 2014 to 57 days at May 31, 2015.

Accounts receivable sold, net - Cash used by accounts receivable sold, net during the first nine months of fiscal 2015 was $98.0 million compared to cash from accounts receivable sold, net of $124.4 million in the same period in the prior fiscal year. This was due to net repayments on our U.S. sale of accounts receivable program of $40.0 million for the first nine months of fiscal 2015 compared to net proceeds of $70.0 million for the first nine months of fiscal 2014. In addition, during the first nine months of fiscal 2015, we had net repayments of $58.0 million on our international sale of accounts receivable programs compared to net proceeds of $54.4 million during the first nine months of fiscal 2014.

Inventories - Cash used by inventories decreased $65.1 million during the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 primarily related to our International Marketing and Distribution segment as inventory levels increased at a slower pace for our European operations for the nine months ended May 31, 2015 compared to the same period in the prior fiscal year. Additionally, inventory levels decreased for our Australian steel distribution business during the first nine months of fiscal 2015 compared to an increase in inventory levels during the first nine months of fiscal 2014. In contrast, days sales in inventories increased 10 days to 65 days at May 31, 2015 from 55 days at May 31, 2014.

Accounts payable, accrued expenses and other payables - Cash used by accounts payable, accrued expenses and other payables increased $167.7 million during the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 due to a decrease in trade payables resulting from reduced inventory costs, primarily caused by falling commodity prices, and timing of payments.

Net cash flows used by investing activities increased $54.8 million during the first nine months of fiscal 2015 compared to the same period in the prior fiscal year. The largest factor contributing to the use of cash by investing activities in the first nine months of fiscal 2015 was a decrease in proceeds from the sale of a subsidiary of $49.9 million, $52.3 million of which related to the proceeds from the sale of Howell during the first nine months of fiscal 2014. Additionally, net cash flows used by investing activities increased during the first nine months of fiscal 2015 due to an $8.3 million increase in capital expenditures.

We expect our total capital expenditures for fiscal 2015 to be between $110 million and $130 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Net cash flows used by financing activities increased $17.2 million during the first nine months of fiscal 2015 compared to the same period in the prior fiscal year. The increase in net cash flows used by financing activities primarily resulted from a $41.8 million increase in purchases of CMC common stock under our new share repurchase program, as well as a $14.4 million decrease in the release of restricted cash, primarily related to an $18.0 million release of restricted cash from fiscal 2014 that had been serving as collateral for letters of credit obligations for our Australian operations. Additionally, we had a decrease in net short-term borrowings of $6.2 million due to lower demand in our Asian steel trading business toward the end of the first nine months of fiscal 2015 compared to the same period in fiscal 2014, as well as an increase in repayments on long-term debt of $3.2 million. The increases in cash flows used by financing activities were partially offset by a $48.7 million increase in the level of usage of documentary letters of credit during the first nine months of fiscal 2015 compared to the same period of fiscal 2014. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

Our estimated contractual obligations for the twelve months ending May 31, 2015 were approximately $800 million and constitute expenditures incurred in connection with normal revenue producing activities. We believe our current liquidity is adequate to fund our ongoing operations and planned capital expenditures.

CONTRACTUAL OBLIGATIONS

There were no material changes to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2015, we had committed $23.6 million under these arrangements.
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
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, with respect to U.S. construction activity, economic conditions, prices, volumes and our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events and financial results. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

The Company's forward-looking statements are based on management's expectations and beliefs as of the time this report is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although the Company believes that its expectations are reasonable, it can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, the Company undertakes no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise. Some of the important factors that could cause actual results to differ materially from the Company's expectations include the following:

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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended May 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended May 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1, 2015 - March 31, 2015	—	—	—	$60,419,516
April 1, 2015 - April 30, 2015	139,383	15.97	139,383	58,193,939
May 1, 2015 - May 31, 2015	—	—	—	58,193,939
Total	139,383		139,383

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

June 29, 2015	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Restated Certificate of Incorporation (filed as Exhibit 3(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Consolidated Financial Statements (Unaudited) (submitted electronically herewith).