Form 10-K
period 2015-08-31
COMMERCIAL METALS CO
filed 2015-10-30
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the common stock on February 28, 2015, held by non-affiliates of the registrant, based on the closing price per share on February 27, 2015, on the New York Stock Exchange was approximately $1,731,054,070. (For purposes of determination of this amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
The number of shares outstanding of common stock as of October 28, 2015 was 116,361,758.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated by reference into the listed Part of Form 10-K:
Registrant's definitive proxy statement for the 2016 annual meeting of stockholders — Part III

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties, and other factors. For a discussion of important factors that could cause our results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by our forward-looking statements, please refer to Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

GENERAL

Commercial Metals Company ("CMC") together with its consolidated subsidiaries (collectively, the "Company," "we," "our" or "us") manufacture, recycle and market steel and metal products, related materials and services through a network including steel mills, commonly referred to as "minimills," steel fabrication and processing facilities, construction-related product warehouses, metal recycling facilities and marketing and distribution offices in the United States and in strategic international markets.

We were incorporated in 1946 in the State of Delaware. Our predecessor company, a metals recycling business, has existed since approximately 1915. We maintain our corporate office at 6565 North MacArthur Boulevard in Irving, Texas, 75039, telephone number (214) 689-4300. Our fiscal year ends August 31, and any reference in this Form 10-K to any year refers to the fiscal year ended August 31 of that year unless otherwise noted.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our website, http://www.cmc.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

We have five business segments operating across two geographic divisions. Our CMC Americas Division includes three segments: Americas Recycling, Americas Mills and Americas Fabrication. Our CMC International Division includes two segments: International Mill and International Marketing and Distribution. Financial information for the last three fiscal years concerning our five business segments and the geographic areas of our operations is incorporated herein by reference from Note 21, Business Segments to the consolidated financial statements, which are contained in Part II, Item 8 of this Annual Report on Form 10-K.

CMC AMERICAS DIVISION OPERATIONS

AMERICAS RECYCLING

Our Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 27 scrap metal processing facilities with 14 locations in Texas, five locations in Florida, two locations in Missouri and one location each in Georgia, Kansas, Louisiana, North Carolina, Oklahoma and Tennessee.

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

Our scrap metal processing facilities typically consist of an office and a warehouse building located on several acres of land that we use for receiving, sorting, processing and storing metals. Our warehouse buildings are equipped with specialized equipment for processing both ferrous and nonferrous metal. Several of our scrap metal processing facilities use a small portion of their site or a nearby location to display and sell metal products that may be reused for their original purpose without further processing. We equip our larger metal processing facilities with various equipment, such as scales, shears, baling presses, briquetting machines, conveyors and magnetic separators, which enable these facilities to efficiently process large volumes of scrap metals.

One of our metal processing facilities has extensive equipment that segregates metallic content from large quantities of insulated wire. To facilitate processing, shipping and receiving, we equip our ferrous metal processing facilities with presses, shredders or hydraulic shears to prepare and compress scrap metal for easier handling. We use cranes to handle scrap metals for processing and to load material for shipment. We primarily transport processed ferrous metal to consumers by open gondola railcar; therefore many of our metal processing facilities have rail access. When water access is available, we also transport processed ferrous metal via barge.

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

We sell scrap metals to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Ferrous metal is the primary raw material for electric arc furnaces, such as those operated by our Americas Mills segment and other minimills. Some minimills periodically supplement purchases of ferrous metal with direct reduced iron and pig iron for certain product lines. Our Irving, Texas office coordinates the sale of substantially all scrap metals from our metal processing facilities to our customers. We negotiate export sales through our global network of offices as well as through our Irving, Texas office.

We are not materially dependent on any single source for the scrap metal we purchase. One customer represented 12% of our Americas Recycling segment's net sales in fiscal 2015, compared to 16% and 14% in fiscal 2014 and 2013, respectively. Our recycling business competes with other scrap metal processors and primary nonferrous metal producers, both in the U.S. and internationally, for sales of nonferrous materials. Consumers of nonferrous metals frequently can utilize primary or "virgin" ingot processed by mining companies instead of nonferrous metals. The prices of nonferrous metals are closely related to, but generally are less than, the prices of primary or "virgin" ingot.

This segment's level of exports during a period is dependent on the level of demand and supply in the various markets we serve. Additionally, for certain commodities the primary markets are outside of the United States. We exported 6% of our ferrous scrap tonnage and 22% of our nonferrous scrap tonnage during fiscal 2015. This compares to ferrous scrap tonnage exports of 4% and nonferrous scrap tonnage exports of 24% during fiscal 2014. The increase in the percentage of ferrous scrap tonnage exported was due to a change in customer mix of certain products in addition to higher production from our expanded downstream sorting operations. The decrease in the percentage of nonferrous scrap tonnage exported was due to declining export demand, primarily in China.

AMERICAS MILLS

Our Americas Mills segment includes our five steel mills, commonly referred to as "minimills," two scrap metal shredders and ten scrap metal processing facilities that directly support the steel minimills; and a railroad salvage operation.

Our five steel minimills, located in Alabama, Arizona, Arkansas, South Carolina and Texas, produce one or more of steel reinforcing bar ("rebar"), angles, flats, rounds, small beams, fence post sections and other shapes. We utilize a fleet of trucks that we own or lease as well as private haulers to transport finished products from the minimills to our customers and to our steel fabrication facilities. To minimize the cost of our products, to the extent feasibly consistent with market conditions and working capital demands, we prefer to operate all of our minimills at or near full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at U.S. competitors, customer inventory levels or a decrease in non-residential construction activity may reduce demand for our products and limit our ability to operate the minimills at full capacity. Through our operations and capital improvements, we strive to increase productivity and capacity at the minimills and to enhance our product mix. Because the steel mill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years, we have spent approximately $136.2 million, or 45%, of our total capital expenditures on projects within our Americas Mills segment.

The following table compares the amount of steel melted, rolled and shipped by our five steel minimills in the past three fiscal years:

(in short tons)	2015	2014	2013
Tons melted	2,553,000	2,627,000	2,407,000
Tons rolled	2,387,000	2,437,000	2,295,000
Tons shipped	2,687,000	2,773,000	2,561,000

Descriptions of minimill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our minimills roll many different types and sizes of products in their range depending on market conditions including pricing and demand. Our estimated annual capacity for finished goods of approximately 2.9 million short tons assumes a typical product mix and will vary with the products we actually produce.

Our Alabama, South Carolina and Texas minimills each consist of:

•	a melt shop with an electric arc furnace;

•	continuous casting equipment that shapes molten metal into billets;

•	a reheating furnace that prepares billets for rolling;

•	a rolling mill that forms products from heated billets;

•	a mechanical cooling bed that receives hot products from the rolling mill;

•	finishing facilities that cut, straighten, bundle and prepare products for shipping; and

•	supporting facilities such as maintenance, warehouse and office areas.

Our Alabama minimill primarily manufactures products that are larger in size relative to products manufactured by our other steel minimills. These larger size products include mid-size structural steel products such as equal and unequal leg angles, channels and flats. This minimill does not produce rebar. Our Alabama minimill sells primarily to service centers; however, it also sells to customers in the construction, manufacturing and fabricating industries. The Alabama minimill primarily ships its products to customers located in the Southeast, Midwest and Northeastern regions of the United States. The minimill also services customers in California, Nevada and Texas.

Our minimill in Arizona utilizes a "continuous continuous" design where metal flows uninterrupted from melting to casting to rolling. It is more compact than existing, larger capacity steel minimills, and production is dedicated to a limited product range. This minimill primarily produces rebar; however, it also manufactures fence post sections. Our Arizona minimill sells primarily to customers in the construction and fabricating industries. It also sells to service centers. The Arizona minimill ships its products to customers located in the Southwest region of the United States, primarily Arizona and California as well as Colorado, Nevada and New Mexico. In addition to the minimill, we operate a rebar fabrication facility located on the same site.

Our South Carolina minimill manufactures a full line of bar size products, primarily rebar. This minimill also manufactures angles, channels, flats, rounds, squares, and fence post sections. Our South Carolina minimill sells primarily to customers in the rebar fabrication industry; however, it also sells to service centers, manufacturers of original equipment, and the agricultural industry. The South Carolina minimill ships its products to customers primarily located in the Southeast and mid-Atlantic regions of the United States, which include the states from Florida through southern New England. In addition to the minimill, we operate a recycling yard, a steel fence post plant, and an alloy briquetting facility located on or near the same site.

Our Texas minimill manufactures a full line of bar size products, including rebar, angles, rounds, channels, flats, and special sections used primarily in building highways, reinforcing concrete structures and manufacturing. This minimill sells primarily to the construction, energy and petrochemical industries; however, it also sells to service centers and manufacturers of original equipment. The Texas minimill primarily ships its products to customers located in Louisiana, Oklahoma and Texas. It also ships products to approximately 20 other states and Central America. In addition to the minimill, we operate a rebar fabrication facility, a shredder and downstream sorting equipment located on the same site.

The primary raw material that our Alabama, Arizona, South Carolina and Texas minimills use is ferrous scrap metal. This segment operates ten metal processing facilities with four located in South Carolina, four located in Texas, and two located in Alabama, which directly support the minimills. This segment also includes two shredders. We believe the supply of ferrous metal is adequate to meet our future needs, but it has historically been subject to significant price fluctuations which have occurred more rapidly over the last several years. All four of these minimills consume large amounts of electricity and natural gas. We have not had any significant curtailments, and we believe that energy supplies are adequate. The supply and demand of regional and national energy and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.

Our smaller Arkansas minimill does not have a melt shop or continuous casting equipment. The Arkansas minimill manufacturing process begins with a reheating furnace capable of utilizing billets acquired either from our other minimills or from unrelated suppliers or used rail, primarily salvaged from railroad abandonments. The remainder of the manufacturing process utilizes a rolling mill, cooling bed, finishing equipment and support facilities similar to, but on a smaller scale than, those at our other minimills. The Arkansas minimill primarily manufactures fence post stock, small diameter rebar and bed frame angles with some flats, angles and squares. Our Arkansas minimill primarily sells to customers in the construction and manufacturing industries. Since our Arkansas minimill does not have melting facilities, the minimill depends on an adequate supply of competitively priced billets or used rail. The availability of these raw materials fluctuates with the level of excess billet production by our minimills or that offered for sale by steel producers and for rail, the pace of railroad abandonments, rail replacement by railroads, demand for used rail from competing domestic and foreign rail rerolling mills.

One customer represented 10% of our Americas Mills segment's net sales in fiscal 2015. No single customer represented 10% or more of our Americas Mills segment's net sales in fiscal 2014 and 2013. Due to the nature of certain stock products we sell in the Americas Mills segment, we do not have a long lead time between receipt of an order and the delivery of product. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of these operations. Backlog for our Americas Mills minimills at August 31, 2015 was approximately $222.8 million, compared to $256.2 million at August 31, 2014.

On July 27, 2015, we announced a plan to build a new minimill in Durant, Oklahoma. This new minimill will mirror the "continuous continuous" design of the existing minimill in Arizona. We believe that this addition to our portfolio of highly efficient, customer focused and cost effective steel production facilities should allow us to better serve a growing North Texas market as well as expand into markets in Arkansas, Kansas, Missouri, Nebraska and Oklahoma. At this facility, we plan to produce low cost, high quality steel products, which we expect will complement our existing manufacturing capability to better serve our customers. We believe that this new minimill will also complement our existing recycling and fabrication footprint, enhancing our ability to further leverage our raw material supply chain and optimize product mix within our existing operations. We expect the Oklahoma minimill to be commissioned in the fall of 2017. The direct and indirect investment is expected to be in excess of approximately $250 million. We expect that this investment will be funded from internally generated capital.

In the first quarter of 2014, we sold all of the outstanding capital stock of our wholly owned copper tube manufacturing operation, Howell Metal Company ("Howell"), for $58.5 million, of which $3.2 million was held in escrow as of August 31, 2015, subject to customary purchase price adjustments. During the second quarter of fiscal 2014, we made a $3.0 million working capital adjustment, which is included in our estimated pre-tax gain of $23.8 million. Howell was previously an operating segment included in the Americas Mills reporting segment. We have included Howell in discontinued operations for all periods presented.

AMERICAS FABRICATION

Our Americas Fabrication segment consists of our steel fabrication facilities that bend, weld, cut and fabricate steel, primarily rebar; warehouses that sell or rent products for the installation of concrete; facilities that produce steel fence posts; and facilities that heat-treat steel to strengthen and provide flexibility.

Steel Fabrication
Through our Americas Fabrication segment we operate 42 facilities that we consider to be engaged in the various aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel, with four facilities fabricating only steel fence posts. We obtain steel for these facilities from our own minimills and directly from third-party steel vendors. In addition, we utilize our marketing and distribution business to purchase steel from other steel manufacturers.

We conduct steel fabrication activities in 14 locations in Texas, four in California and South Carolina, two each in Colorado, Florida, Illinois, Louisiana, North Carolina and Virginia, and one each in Arizona, Arkansas, Georgia, Mississippi, Nevada, New Mexico, Tennessee and Utah.

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

We have a steel post manufacturing operation located at our Arkansas minimill. Additionally, at our Arkansas minimill and our facilities in San Marcos, Texas, Brigham City, Utah, and Cayce, South Carolina, we fabricate fence post stock into studded "T" metal fence posts.

Backlog in our steel fabrication operations was approximately $767.9 million at August 31, 2015, compared to $759.7 million at August 31, 2014. We do not consider other backlogs in the Americas Fabrication segment to be material.

Construction Services
Our Construction Services business unit sells and rents construction-related products and equipment to concrete installers and other businesses in the construction industry. We have 18 locations in Texas, five in Louisiana and one in Oklahoma where we store and sell these products, which, with the exception of a small portion of steel products, are purchased from third-party suppliers.

Impact Metals

We provide heat-treated steel products through CMC Impact Metals. CMC Impact Metals is one of North America's premier producers of high strength steel products. We operate facilities in Alabama and Pennsylvania, which manufacture armor plate for military vehicles, high strength bar for the truck trailer industry and special bar quality steel for the energy market. During the fourth quarter of fiscal 2015, we closed a facility in Youngstown, Ohio. CMC Impact Metals works closely with our Alabama minimill, our distribution business and other steel mills that sell specialized heat-treated steel for customer specific use.

No single customer accounted for 10% or more of our Americas Fabrication segment's net sales in fiscal 2015, 2014 and 2013.

CMC INTERNATIONAL DIVISION OPERATIONS

INTERNATIONAL MILL

Our International Mill segment is comprised of all mill, recycling and fabrication operations located in Poland. Our subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), owns a steel minimill and conducts its mill operations in Zawiercie, Poland. Our Poland steel minimill operates equipment similar to the equipment operated by our U.S. steel minimills. This segment's operations are conducted through: two rolling minimills that produce primarily rebar and high quality merchant products; a specialty rod finishing mill; our scrap processing facilities; and four steel fabrication facilities primarily for rebar and wire mesh.
Our Poland minimill operates a flexible rolling mill designed to allow efficient and flexible production of a range of medium section merchant bar products. This rolling mill has a second finishing end designed to produce higher grade wire rod. This rolling mill complements the facility's other rolling mill dedicated primarily to rebar production. Our Poland minimill operation has annual rolling capacity of approximately 1.3 million short tons.
Our Poland minimill is a significant manufacturer of rebar, merchant bar and wire rod in Central Europe, selling primarily to fabricators, manufacturers, distributors and construction companies. The majority of sales are to customers within Poland. However, the Poland minimill also exports to the Czech Republic, Germany, Hungary, Slovakia and other countries. Ferrous metal, the principal raw material used by our Poland minimill, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available, although they are subject to significant price fluctuations. A large capacity scrap metal shredding facility similar to the largest shredder we operate in the United States is located at the Poland minimill.
Our international fabrication operations have expanded downstream captive uses for a portion of the rebar and wire rod manufactured at the Poland minimill. We conduct rebar fabrication activities in Zawiercie, Żyrardów and Głogów Małopolski, Poland. These three rebar fabrication facilities are similar to those operated by our U.S. fabrication facilities and sell fabricated rebar to contractors for incorporation into construction projects. In addition to fabricated rebar, these facilities sell fabricated mesh, assembled rebar cages and other rebar by-products.

Additionally, we operate a fabrication facility in Dąbrowa Górnicza, Poland that produces welded steel mesh, cold rolled wire rod and cold rolled rebar. This operation enables our international fabrication operations to supplement sales of fabricated rebar by also offering wire mesh to customers which include metals service centers and construction contractors. We maintain a presence in the Polish fabrication market but we also sell to neighboring countries such as the Czech Republic, Germany and Slovakia.

Backlog in our international fabrication operations was approximately $16.8 million at August 31, 2015 compared to $30.4 million at August 31, 2014. Our Poland minimill generally fills orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of these operations. Backlog for our Poland minimill at August 31, 2015 was approximately $25.3 million compared to $49.0 million at August 31, 2014. No single customer represented 10% or more of our International Mill segment's net sales in fiscal 2015 and 2014. One customer represented 10% of our International Mill segment's net sales in fiscal 2013.

INTERNATIONAL MARKETING AND DISTRIBUTION

Our International Marketing and Distribution segment includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes two of our marketing and distribution divisions headquartered in the United States, CMC Cometals and CMC Cometals Steel, and a recycling facility in Singapore. We buy and sell primary and secondary metals, fabricated metals, semi-finished, long and flat steel products and other industrial products. During the past year, our International Marketing and Distribution facilities sold approximately 3.1 million short tons of steel products in addition to raw materials. We market and distribute these products through our global network of offices and processing facilities.

We purchase steel products, industrial minerals, ores, metal concentrates and ferroalloys from producers in the U.S. and international markets. We utilize long-term contracts, spot market purchases and trading transactions to purchase materials. To obtain favorable long-term supply agreements, we occasionally offer assistance to producers by arranging structured finance transactions to suit their objectives.

We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory, construction and transportation industries. We sell directly to our customers through and with the assistance of our offices in Irving, Texas; Fort Lee, New Jersey; Sydney and Melbourne, Australia; Singapore; Bangkok, Thailand; Luxembourg; Kürten, Germany; Cardiff, United Kingdom; Temse, Belgium; Hong Kong; Beijing, Guangzhou and Shanghai, China. We have representative offices in Moscow and Malaysia, and we have agents located in significant international markets. Our network of offices shares information regarding the demand for our materials, assists with negotiation and performance of contracts and other services for our customers and identifies and maintains relationships with our sources of supply.

In most transactions, we act as a principal by taking title and ownership of the products. We are at times designated as a marketing representative, sometimes exclusively, by product suppliers, and on occasion we act as a broker for these products. We buy and sell these products in almost all major markets throughout the world where permitted by United States companies.

As opposed to companies that trade commodity futures contracts and frequently do not take delivery, we market physical products. As a result of sophisticated global communications, our customers and suppliers often have easy access to quoted market prices, although such price quotes are not always indicative of actual transaction prices. Therefore, to distinguish ourselves, we focus on value-added services for both sellers and buyers. Our services include actual physical market pricing and trend information (in contrast to market information from more speculative metal exchange futures), technical information and assistance, financing, transportation and shipping (including chartering of vessels), storage, warehousing, just-in-time delivery, insurance, hedging and the ability to consolidate smaller purchases and sales into larger, more cost efficient transactions. We perform these services in the normal course of business, and these services are included in the transaction price as there is no separate revenue stream for each service. We limit exposure to price fluctuations by generally offsetting purchases with concurrent sales. We also enter into foreign currency exchange contracts as economic hedges of sales and purchase commitments denominated in currencies other than the U.S. dollar or the functional currency of our international subsidiaries. In general, we do not enter into derivative contracts for speculative or trading purposes.

This segment also operates a recycling facility in Singapore. The facility is similar to those operated by our Americas Recycling segment but on a smaller scale and is operated as part of the International Marketing and Distribution segment due to its oversight by managers in this segment.

We believe we are one of the largest marketers of imported steel in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, we determined that achieving acceptable financial returns would take additional time and investment. In the first quarter of fiscal 2015, the Company made the decision to exit its steel distribution business in Australia. On July 31, 2015, we completed the sale of six locations that were a part of our Australian steel distribution business. In addition, during the fourth quarter of fiscal 2015, we ceased all operations at three other locations that were part of our Australian steel distribution business. As of August 31, 2015, one location of the Australian steel distribution business remained for sale and continued to be classified as held for sale. We have included the results of the sale and the activity related to our Australian steel distribution businesses in discontinued operations in the consolidated statement of earnings for all periods presented.

In fiscal 2014, we decided to exit our steel trading business headquartered in Zug, Switzerland. Severance and other exit costs incurred by the Company in connection with this decision were immaterial.

During fiscal 2013, we completed the sale of our 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million.

For financial data on the above segments, see Note 21, Business Segments, to the consolidated financial statements in this Annual Report on Form 10-K.

SEASONALITY

Many of our minimills and fabrication facilities serve customers in the construction industry. Due to the increase in construction during the spring and summer months, our net sales are generally higher in the third and fourth quarters than in the first and second quarters of our fiscal year.

COMPETITION

The nonferrous recycling industry is fragmented in the United States. However, we believe our Americas Recycling segment is one of the largest entities engaged in the recycling of nonferrous metals in the United States. We are also a major regional processor of ferrous metal. The metal processing business is subject to cyclical fluctuations based upon the availability and price of unprocessed scrap metal and the demand for steel and nonferrous metals. In our Americas Recycling segment, we compete primarily on price and on the services we provide to scrap suppliers and generators. The price offered for scrap metal is the principle competitive factor in acquiring material from smaller scrap metals collection firms. Industrial generators of scrap metal may also consider factors other than price, such as supplying appropriate collection containers, timely removal, reliable documentation including accurate and detailed purchase records with customized reports, the ability to service multiple locations, insurance coverage, and the buyer's financial strength.

Our Americas Mills segment competes with regional, national and foreign manufacturers of steel. We produce a significant percentage of the total domestic output of rebar and merchant bar. We do not produce a significant percentage of the total U.S. output of our other products. However, we are considered a substantial supplier in the geographic areas near our facilities. We compete primarily on the services we provide to our customers and on the price and quality of our products. See "Risk Factors — Risks Related to Our Industry" below.

Our Americas Fabrication segment competes with regional and national suppliers. We believe that we are among the largest fabricators of rebar in the United States. We also believe that we are the largest manufacturer of steel fence posts in the United States. We compete primarily on price in addition to the value added services we provide to our customers.  While price is the principle competitive factor, we also compete on speed of delivery, ability to service large projects, and technical capability.

Our International Mill segment competes with several large manufacturers of rebar and wire rod in Central and Eastern Europe, primarily on the basis of price, quality and product availability. We also compete on delivery times utilizing our global supply chain of steel producers and logistic partners. We believe we are the largest producer of merchant bars and the second largest producer of rebar and wire rod in Poland.

Our International Marketing and Distribution segment operates in a highly competitive sector. We compete primarily on the price, quality and reliability of our products, our financing alternatives and the additional services we provide. In this business, we compete with other U.S. and foreign trading companies, some of which are larger and may have access to greater financial resources. In addition, some of our competitors may be able to pursue business without restriction by the laws of the United States. We also compete with industrial consumers who purchase directly from suppliers, and from importers and manufacturers of semi-finished ferrous and nonferrous metals. We believe G.A.M., our steel distribution facility in Australia, is one of the largest independent distributors of those products in Victoria, Australia.

ENVIRONMENTAL MATTERS

A significant factor in our business is our compliance with environmental laws and regulations. See Part I, Item 1A, "Risk Factors — Risks Related to Our Industry" below. Compliance with and changes in various environmental requirements and environmental risks applicable to our industry may adversely affect our results of operations and financial condition.

Occasionally, we may be required to clean up or take certain remediation action with regard to sites we use or formerly used in our operations. We may also be required to pay for a portion of the cleanup or remediation cost at sites we never owned or at sites which we never operated, if we are found to have arranged for treatment or disposal of hazardous substances on the sites. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and analogous state statutes, we could be responsible for both the costs of cleanup as well as for associated natural resource damages. The U.S. Environmental Protection Agency ("EPA"), or equivalent state agency, has named us as a potentially responsible party ("PRP") at several federal Superfund sites or similar state sites. In some cases, these agencies allege that we are one of many PRPs responsible for the cleanup of a site because we sold scrap metals to or otherwise disposed of materials at the site. With respect to the sale of scrap metals, we contend that an arm's length sale of valuable scrap metal for use as a raw material in a manufacturing process that we do not control should not constitute "an arrangement for disposal or treatment of hazardous substances" as defined under Federal law. In 2000, the Superfund Recycling Equity Act was signed into law which, subject to the satisfaction of certain conditions, provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under Federal law. Despite Congress' clarification of the intent of the Federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials, and we continue to support clarification of state laws and regulations consistent with Congress' action.

New federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During fiscal 2015, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $31.7 million. In addition, during fiscal 2015, we estimate that we spent approximately $10.4 million on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during fiscal 2016 to be approximately $28.2 million.

EMPLOYEES

As of August 31, 2015, the Company had the following number of employees:

Segment	Number of Employees
Americas Recycling	1,252
Americas Mills	1,793
Americas Fabrication	3,297
International Mill	1,811
International Marketing and Distribution	461
Corporate	512
Total	9,126

Certain of our employees belong to unions for collective bargaining purposes, including (i) employees at one metal processing facility and five fabrication facilities within the CMC Americas division and (ii) approximately 40% of the employees in our International Mill segment. We believe that our labor relations are generally good to excellent and that our work force is highly motivated.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors typically elects officers at its first meeting after our annual meeting of stockholders. Our executive officers continue to serve for terms set from time to time by our Board of Directors in its discretion. The table below sets forth the name, current position and offices, age and period served for each of our executive officers.

			EXECUTIVE
NAME	CURRENT POSITION & OFFICES	AGE	OFFICER SINCE
Joseph Alvarado	Chairman of the Board, President and Chief Executive Officer	63	2010
Adam B. Batchelor	Vice President of Strategy and Planning	34	2013
Carey J. Dubois	Vice President and Treasurer	55	2012
John Elmore	Senior Vice President and President of CMC International	57	2012
Terry Hatten	Vice President and Chief Human Resources Officer	48	2013
Adam R. Hickey	Vice President and Controller	40	2012
Paul K. Kirkpatrick	Vice President, General Counsel and Corporate Secretary	44	2013
Tracy L. Porter	Senior Vice President and President, CMC Americas Division	58	2010
Barbara R. Smith	Senior Vice President and Chief Financial Officer	56	2011

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

Adam B. Batchelor joined the Company as Director of Financial Planning and Analysis in August 2011. He was appointed Senior Director in September 2012 and Vice President of Strategy and Planning in August 2013. Prior to joining the Company, he was with Oliver Wyman, a global management consulting firm, from 2003 to 2009, and with Wingate Partners, a Dallas-based private equity firm, from 2009 to 2011.

Carey J. Dubois was appointed Vice President and Treasurer in January 2012. Prior to joining CMC, Mr. Dubois served as Vice President and Treasurer for Peabody Energy Corporation, a coal mining and trading company, from December 2010 to January 2012. From April 2005, he held the positions of Corporate Treasurer, Vice President of Finance, and Vice President and Chief Financial Officer at Smithfield Foods, Inc., an international pork producer, processor and marketer.

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

ITEM 1A. RISK FACTORS

There are inherent risks and uncertainties associated with our business that could adversely affect our business, results of operations and financial condition. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described below are not the only risks and uncertainties that could adversely affect our business, results of operations and financial condition. If any of these risks actually occurs, our business, results of operations and financial condition could be materially adversely affected.

RISKS RELATED TO OUR INDUSTRY

Our industry and the industries we serve are vulnerable to global economic conditions, including the slow recovery from the recent recession and the risk of a recession relapse.

Metals industries and commodity products have historically been vulnerable to significant declines in consumption, global overcapacity and product pricing during prolonged periods of economic downturn. Our business supports cyclical industries such as commercial, residential and government construction, energy, metals service center, petrochemical and original equipment manufacturing. We may experience significant fluctuations in demand for our products from these industries based on the global or regional economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. Although the residential housing market is not a significant direct factor in our business, related commercial and infrastructure construction activities, such as shopping centers, schools and roads, could be adversely impacted by a prolonged slump in new housing construction. Our business, results of operations and financial condition are adversely affected when the industries we serve suffer a prolonged downturn or anemic growth. Because we do not have unlimited backlogs, our business, results of operations and financial condition are promptly affected by short-term economic fluctuations.

Seven years removed from the worldwide economic downturn that began in 2008, we have begun to see some improvement in general economic and manufacturing activity, but the economic outlook remains uncertain both in the United States and globally. In addition, uncertainties in Europe regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world have continued to weigh on global and domestic growth. These situations continue to contribute to weaker end-markets and depressed demand, which could stifle improving customer confidence and adversely affect demand for our products and further adversely affect our business. Although we believe that the long-term prospects for the steel industry remain bright, we are unable to predict the duration of current economic conditions that are contributing to reduced demand for our products compared to pre-recession levels. Future economic downturns or a prolonged period of slow growth or economic stagnation could materially adversely affect our business, results of operations and financial condition.

We are vulnerable to the economic conditions in the regions in which our operations are concentrated.

Our geographic concentration in the southern and southwestern United States as well as Central Europe, Australia, China and the Middle East exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity in one of these regions could adversely affect demand for our products and, consequently, our sales and profitability. As a result, our financial results are substantially dependent upon the overall economic conditions in these areas.

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

Excess capacity in our industry could increase the level of steel imports into the United States, resulting in lower domestic prices, which would adversely affect our sales, margins and profitability.

Global steel-making capacity exceeds demand for steel products in some regions around the world. Rather than reducing employment by rationalizing capacity with consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) have traditionally periodically exported steel at prices significantly below their home market prices, which prices may not reflect their costs of production or capital. For example, steel production in China, the world’s largest producer and consumer of steel, has continued to exceed Chinese demand. This rising excess capacity in China has resulted in a further increase in imports of artificially low-priced steel and steel products to the United States and world steel markets. A continuation of this trend or a significant decrease in China’s rate of economic expansion could result in increasing steel imports from China. Excessive imports of steel into the United States have exerted, and may continue to exert, downward pressure on U.S. steel prices, which negatively affects our ability to increase our sales, margins, and profitability. The excess capacity may create downward pressure on our steel prices which would adversely affect our sales, margins and profitability and could subject us to possible renegotiation of contracts or increases in bad debt.

We believe the downward pressure on, and periodically depressed levels of, U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. While some tariffs and quotas are periodically put into effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S., there is no assurance that tariffs and quotas will always be levied, even if otherwise justified, and even when imposed many of these are only short-lived. When such tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

Excess capacity has also led to greater protectionism as is evident in raw material and finished product border tariffs put in place by China, Brazil and other countries. Such protectionism could have a material adverse effect on our business, results of operations and financial condition.

Compliance with and changes in environmental compliance requirements and remediation requirements could result in substantially increased capital requirements and operating costs; violations of environmental requirements could result in costs that have a material adverse effect on our business, results of operations and financial condition.

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

New facilities that we may build, especially steel minimills, like our proposed minimill in Durant, Oklahoma, are required to obtain several environmental permits before significant construction or commencement of operations. Delays in obtaining permits or unanticipated conditions in such permits could delay the project or increase construction costs or operating expenses. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our minimills generate electric arc furnace dust ("EAF dust"), which the EPA and other regulatory authorities classify as hazardous waste. EAF dust and other industrial waste and hazardous waste require special handling, recycling or disposal.

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

Changes to National Ambient Air Quality Standards ("NAAQS") or other requirements on our air emissions could make it more difficult to obtain new permits or to modify existing permits and could require changes to our operations or emissions control equipment. Such difficulties and changes could result in operational delays and capital and on-going compliance expenditures.

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

We may also be required to conduct additional cleanup (and pay for associated natural resource damages) at sites where we have already participated in remediation efforts or to take remediation action with regard to sites formerly used in connection with our operations. We may be required to pay for a portion or all of the costs of cleanup or remediation at sites we never owned or on which we never operated if we are found to have arranged for treatment or disposal of hazardous substances on the sites. In cases of joint and several liability, we may be obligated to pay a disproportionate share of cleanup costs if other responsible parties are financially insolvent.

We are involved and may in the future become involved in various environmental matters that may result in fines, penalties or judgments being assessed against us or liability imposed upon us which we cannot presently estimate or reasonably foresee and which may have a material impact on our business, results of operations and financial condition.

Under CERCLA or similar state statutes, we may have obligations to conduct investigation and remediation activities associated with alleged releases of hazardous substances or to reimburse the EPA (or state agencies as applicable) for such activities and to pay for natural resource damages associated with alleged releases. We have been named a PRP at several federal and state Superfund sites because the EPA or an equivalent state agency contends that we and other potentially responsible scrap metal suppliers are liable for the cleanup of those sites as a result of having sold scrap metal to unrelated manufacturers for recycling as a raw material in the manufacture of new products. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites.

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

The U.S. government and various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impact of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and greenhouse gas ("GHG") emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. The potential costs of "allowances," "offsets" or "credits" that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, as a result of these regulatory initiatives, we may see an increase in costs relating to our assets that emit significant amounts of greenhouse gases. These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition, but such effect could be materially adverse to our business, results of operations and financial condition.

RISKS RELATED TO OUR COMPANY

Potential limitations on our ability to access credit, or the ability of our customers and suppliers to access credit, may adversely affect our business, results of operations and financial condition.

If our access to credit is limited or impaired, our business, results of operations and financial condition could be adversely impacted. Our senior unsecured debt is rated by Standard & Poor's Corporation and Moody's Investors Service. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings (loss), fixed charges such as interest, cash flows, total debt outstanding, off-balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies. Any downgrades in our credit ratings may make raising capital more difficult, increase the cost and affect the terms of future borrowings, affect the terms under which we purchase goods and services and limit our ability to take advantage of potential business opportunities. We could also be adversely affected if our banks refused to honor their contractual commitments or ceased lending.

We are also exposed to risks associated with the creditworthiness of our customers and suppliers. In certain markets, we have experienced a consolidation among those entities to whom we sell. This consolidation has resulted in an increased credit risk spread among fewer customers, often without a corresponding strengthening of their financial status. If the availability of credit to fund or support the continuation and expansion of our customers' business operations is curtailed or if the cost of that credit is increased, the resulting inability of our customers or of their customers to either access credit or absorb the increased cost of that credit could adversely affect our business by reducing our sales or by increasing our exposure to losses from uncollectible customer accounts. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials we purchase, and bankruptcy of customers, suppliers or other creditors. Any of these events may adversely affect our business, results of operations and financial condition.

The potential impact of our customers' non-compliance with existing commercial contracts and commitments, due to insolvency or for any other reason, may adversely affect our business, results of operations and financial condition.
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

Where appropriate, we have and will in the future pursue litigation to recover our damages resulting from customer contract defaults. We also use credit insurance both in the United States and internationally to mitigate the risk of customer insolvency. However, it is possible that we may not be capable of recovering all of our insured losses if the insurers with whom our accounts receivable are insured experience significant losses threatening their viability. Additionally, credit insurance policies typically have relatively short policy periods and require pre-approval of customers with maximum insured limits established by the customer. If credit insurers incur large losses, the insurance may be more difficult and more costly to secure and may be on less favorable terms. In addition, a significant amount of our accounts receivable are considered to be open account uninsured accounts receivable. A large number of our customers defaulting on existing contractual obligations to purchase our products could have a material adverse effect on our business, results of operations and financial condition.

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

An increase in the value of the U.S. dollar may adversely affect our business, results of operations and financial condition, and in particular, the increased strength of the U.S. dollar as compared to China's renminbi or the euro could adversely affect our business, results of operations and financial condition. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the United States by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of nonferrous scrap metal by our Americas Recycling segment, we have not recently been a significant exporter of metal products from our United States operations. Economic difficulties in some large steel-producing regions of the world, resulting in lower local demand for steel products, have historically encouraged greater steel exports to the United States at depressed prices which can be exacerbated by a strong dollar. As a result, our products that are made in the United States may become relatively more expensive as compared to imported steel, which has had and in the future could have a negative impact on our business, results of operations and financial condition.

A strong U.S. dollar may also hamper our international marketing and distribution business. Weak local currencies limit the amount of U.S. dollar denominated products that we can import for our international operations and limit our ability to be competitive against local producers selling in local currencies.

The U.S. dollar, as with most global currencies, are subject to daily price volatility based on several factors including changes in local government interest rates, macro events and developments, currency manipulation by governments in countries where they buy or sell foreign currencies to strengthen or weaken the local currency or in those instances where local governments fix the pricing of their currencies versus having floating exchange rates.

Operating internationally carries risks and uncertainties which could adversely affect our business, results of operations and financial condition.

Our foreign operations generated approximately 22% of our fiscal 2015 net sales. We have significant facilities in Poland and Australia. Our marketing and trading offices are located in most major markets of the world, and our suppliers and customers are located throughout the world. Our marketing and distribution segment relies on substantial international shipments of materials and products in the ordinary course of its business. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk discussed above, including:

•	political, military, terrorist or major pandemic events;

•	local labor and social issues;

•
legal and regulatory requirements or limitations imposed by foreign governments (particularly those with significant steel consumption or steel related production including China, Brazil, Russia and India), including quotas, tariffs or other protectionist trade barriers, adverse tax law changes, nationalization or currency restrictions;

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

The loss of or inability to hire key employees may adversely affect our ability to successfully manage our operations and meet our strategic objectives.

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

We compete with regional, national and foreign manufacturers and traders. Consolidation among participants in the steel manufacturing and recycling industries has resulted in fewer competitors but several of which are significantly larger than us. Some of our larger competitors have greater financial resources and more diverse businesses than us. Some of our foreign competitors may be able to pursue business opportunities without regard to certain of the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure and more operating flexibility, and consequently they may be able to offer better prices and more services than we can. There is no assurance that we will be able to compete successfully with these companies. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Information technology interruptions and breaches in data security could adversely impact our business, results of operations and financial condition.

We rely on computers, information and communications technology and related systems and networks in order to operate our business, including to store sensitive data such as intellectual property, our own proprietary business information and that of our customers, suppliers and business partners and personally identifiable information of our employees. Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Our systems and networks are also subject to damage or interruption from power outages, telecommunications failures, employee error and other similar events. Any of these or other events could result in system interruption, the disclosure, modification or destruction of proprietary and other key information, legal claims or proceedings, production delays or disruptions to operations including processing transactions and reporting financial results and could adversely impact our reputation and our operating results. We have taken steps to address these concerns and have implemented internal control and security measures to protect our systems and networks from security breaches; however, there can be no assurance that a system or network failure, or security breach, will not impact our business, results of operations and financial condition.

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

Scrap and other supplies for our business are subject to significant price fluctuations and limited availability, which may adversely affect our business, results of operations and financial condition.

At any given time, we may be unable to obtain an adequate supply of critical raw materials with a price and other terms acceptable to us. We depend on ferrous scrap, the primary feedstock for our steel minimills, and other supplies such as graphite electrodes and ferroalloys for our steel minimill operations. The price of scrap and other supplies has historically been subject to significant fluctuation, and we may not be able to adjust our product prices to recover the costs of rapid increases in material prices, especially over the short-term and in our domestic fabrication segment's fixed price contracts. The profitability of our steel minimill operations and domestic fabrication segments would be adversely affected if we are unable to pass on to our customers increased raw material and supply costs. Changing process could potentially impact the volume of scrap metal available to us and the volume and realized margins of processed metal we sell.

The purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process or we resell to others, are highly volatile. A prolonged period of low scrap prices or a fall in scrap prices could reduce our ability to obtain, process and sell recycled material, which could have a material adverse effect on our metals recycling operations business, results of operations and financial condition. Our ability to respond to changing recycled metal selling prices may be limited by competitive or other factors during periods of low scrap prices, when the supply of scrap may decline considerably, as scrap generators hold onto their scrap in the hope of getting higher prices later; conversely, increased foreign demand for scrap due to economic expansion in countries such as China, India, Brazil and Turkey can result in an outflow of available domestic scrap as well as higher scrap prices that cannot always be passed on to domestic scrap consumers, further reducing the available domestic scrap flows and scrap margins all of which could adversely affect our sales and profitability.

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

The availability and process of raw materials may also be negatively affected by new laws and regulations, allocations by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation. If we were unable to obtain adequate and timely deliveries of our required raw materials, we may be unable to timely manufacture significant quantities of our products.

Unexpected equipment failures may lead to production curtailments or shutdowns, which may adversely affect our business, results of operations and financial condition.

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

We are subject to litigation and legal compliance risks which could adversely affect our business, results of operations and financial condition.

We are involved in various litigation matters, including regulatory proceedings, administrative proceedings, governmental investigations, environmental matters and construction contract disputes. The nature of our operations also exposes us to possible litigation claims in the future. Because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. These matters could have a material adverse effect on our business, results of operations and financial condition. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, results of operations and financial condition. Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors. See Part I, Item 3, Legal Proceedings, for a description of our current significant legal proceedings.

As noted above, existing laws or regulations, as currently interpreted or reinterpreted in the future, and future laws and regulations, may have a material adverse effect on our business, results of operations and financial condition. See “Compliance with and changes in environmental compliance requirements and remediation requirements could result in substantially increased capital requirements and operating costs; violations of environmental requirements could result in costs that have a material adverse effect on our financial condition” above for a description of such risks relating to environmental laws and regulations. In addition to such environmental laws and regulations, complex foreign and U.S. laws and regulations that apply to our international operations, including without limitation the Foreign Corrupt Practices Act and similar laws in other countries, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business, regulations related to import-export controls, the Office of Foreign Assets Control sanctions program and antiboycott provisions, may increase our cost of doing business in international jurisdictions and expose us and our employees to elevated risk. While we believe that we have adopted appropriate risk management and compliance programs, the nature of our operations means that legal and compliance risks will continue to exist. A negative outcome in an unusual or significant legal proceeding or compliance investigation could adversely affect our business, results of operations and financial condition.

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

Recently enacted health care mandates may cause us to evaluate the scope of health benefits offered to our workforce and the method in which they are delivered, and increase our and our employees' costs. If we are not able to offer a competitive level of benefits, our ability to hire and retain qualified personnel may be adversely affected. Higher health care costs may result in (i) an inability to reinvest sufficient capital in our operations, (ii) an inability to sustain dividends, (iii) lowered debt ratings and (iv) an increase in the cost of capital, all of which may have a negative effect on the price of our common stock and a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Americas Mills
Our Alabama steel minimill is located on approximately 70 acres of land, and it includes several buildings that occupy approximately 600,000 square feet. Our Arizona steel minimill is located on approximately 230 acres of land, and the buildings occupy approximately 320,000 square feet. Our Arkansas steel minimill is located on approximately 120 acres of land, and the buildings occupy approximately 240,000 square feet. Our South Carolina steel minimill is located on approximately 140 acres of land, and the buildings occupy approximately 760,000 square feet. Our Texas steel minimill is located on approximately 660 acres of land, and its facilities include several buildings that occupy approximately 870,000 square feet.

Americas Recycling
Our U.S. scrap metal processing facilities occupy approximately 740 acres of land, approximately 40 acres of which we lease.

Americas Fabrication
We conduct steel fabrication at 42 locations, which occupy approximately 420 acres of land, approximately 10 acres of which we lease. Additionally, we conduct our construction services in 24 locations, which occupy approximately 80 acres of land, approximately 50 acres of which we lease. Finally, CMC Impact Metals occupies two locations covering approximately 110 acres of land that we own.

International Mill
CMCP's steel manufacturing operations are located in Zawiercie in South Central Poland about 40 kilometers from Katowice. CMCP and its subsidiaries lease approximately 98% of the 2 million square meters of land utilized for its principal operations with the remaining portion owned. The land is leased from the State of Poland under contracts with 99 year terms that are considered to create a right of perpetual usufruct. The leases expire beginning in 2089 through 2100. The principal operations are conducted in buildings having an area of approximately 260,000 square meters. The real estate is also developed with over 130 other buildings, including warehouses, administrative offices, workshops, a garage, transformer stations, pumping stations, gas stations, boiler houses, gate houses and certain structures leased to unrelated parties and CMCP subsidiaries. Other much smaller tracts of land are leased or owned, including those utilized by scrap processing facilities and downstream fabrication shops across Poland. Our international fabrication operations utilize approximately 136,000 square meters of land, which is either owned or subject to a perpetual usufruct.

International Marketing and Distribution
We own one warehouse building utilized by our operations in Australia which is located on leased real estate. We lease one warehouse facility located in Australia as well as our Australian headquarters, marketing and administration offices. We lease one warehouse facility near Houston, Texas which handles and stores material for one of our marketing and distribution divisions headquartered in the U.S. Our UK distribution operation leases a warehouse building for inventory storage as well as sales and administrative offices. The remaining trading offices operate out of leased spaces. Additionally, this segment operates a recycling facility in Singapore, which is located on approximately two acres of leased land.

Corporate
We lease the office space occupied by our corporate headquarters.

The leases on the leased properties described above will expire on various dates and, with the exception of the CMCP leases described above, generally expire over the next ten years. Several of the leases have renewal options. We have had little difficulty in the past renewing such leases prior to their expiration. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2015, to be paid during fiscal 2016, to be approximately $14.0 million.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including environmental matters.

In the third quarter of fiscal 2015, the Company recorded a $45.5 million benefit as a result of a termination of a contract with a customer and is included in net sales on the Company's consolidated statements of earnings for fiscal 2015.

We have received notices from the EPA or state agencies with similar responsibility that we and numerous other parties are considered PRPs and may be obligated under CERCLA, or similar state statutes, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at ten locations. The notices refer to the following locations, none of which involve real estate we ever owned or upon which we ever conducted operations: the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, and the Industrial Salvage site in Corpus Christi, Texas. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites, and as of the date of this Annual Report on Form 10-K, we do not know if any of these inquiries will ultimately result in a demand for payment from us.

The EPA notified us and other alleged PRPs that under Section 106 of CERCLA, we and the other PRPs could be subject to a maximum fine of $25,000 per day and the imposition of treble damages if we and the other PRPs refuse to clean up the Peak Oil, Sapp Battery and SoGreen/Parramore sites as ordered by the EPA. We are presently participating in PRP organizations at these sites, which are paying for certain site remediation expenses. We do not believe that the EPA will pursue any fines against us if we continue to participate in the PRP groups or if we have adequate defenses to the EPA's imposition of fines against us in these matters.

We believe that adequate provisions have been made in the financial statements for the potential impact of any loss in connection with the above-described legal proceedings and environmental matters. Management believes that the outcome of the proceedings mentioned, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND DIVIDEND INFORMATION

The table below summarizes the high and low sales prices reported on the New York Stock Exchange (the "NYSE") for a share of CMC common stock and the quarterly cash dividends per share that CMC paid for the past two fiscal years.

PRICE RANGE
OF COMMON STOCK

2015 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$18.67	$14.21	$0.12
2nd	16.71	12.80	0.12
3rd	17.01	14.24	0.12
4th	17.76	13.64	0.12

2014 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$19.70	$14.69	$0.12
2nd	21.20	18.36	0.12
3rd	19.85	17.69	0.12
4th	18.40	16.66	0.12

CMC common stock is traded on the NYSE. The number of stockholders of record of CMC common stock at October 28, 2015 was 3,658.

EQUITY COMPENSATION PLANS

Information about our equity compensation plans as of August 31, 2015 was as follows:

	A.	B.	C.
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity
Compensation plans approved by security holders	842,217	$13.04	12,744,798
Equity
Compensation plans not approved by security holders	—	—	—
TOTAL	842,217	$13.04	12,744,798

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of CMC common stock during the five year period beginning September 1, 2010 and ending August 31, 2015 with the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the Standard & Poor's Steel Industry Group Index (the "S&P Steel Group"). Each index assumes $100 invested at the close of trading August 31, 2010, and reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Commercial Metals Company, the S&P 500 Index
and the S&P Steel Index

$250
$200
$150
$100
$50
$0
8/10
8/11
8/12
8/13
8/14
8/15
Commercial Metals Company
S&P 500
S&P Steel

*$100 invested on 8/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2015 S&P, a division of McGraw Hill Financial. All rights reserved.

	8/10	8/11	8/12	8/13	8/14	8/15
Commercial Metals Company	100.00	93.06	104.74	126.40	150.59	141.15
S&P 500	100.00	118.50	139.83	165.99	207.89	208.88
S&P Steel	100.00	106.56	76.38	78.08	100.53	80.15

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases by the Company during the quarter ended August 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1, 2015 - June 30, 2015	—	—	—	$58,193,939
July 1, 2015 - July 31, 2015	—	—	—	58,193,939
August 1, 2015 - August 31, 2015	—	—	—	58,193,939
Total	—		—

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

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data for each of the five years in the period ended August 31, 2015. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and the accompanying notes set forth in Item 8 of this Annual Report on Form 10-K.

	Year Ended August 31,
(in thousands, except per share and ratio data)	2015	2014	2013	2012	2011
Net sales*	$5,988,605	$6,790,438	$6,601,070	$7,302,816	$7,374,105
Earnings from continuing operations attributable to CMC*	161,322	109,090	104,719	212,772	17,582
Diluted earnings per share from continuing operations attributable to CMC*	1.37	0.92	0.89	1.82	0.15
Total assets	3,372,302	3,688,520	3,494,801	3,441,246	3,683,131
Stockholders' equity attributable to CMC	1,319,201	1,348,480	1,269,999	1,246,368	1,160,425
Long-term debt	1,277,882	1,281,042	1,278,814	1,157,073	1,167,497
Cash dividends per share	0.48	0.48	0.48	0.48	0.48
Ratio of earnings to fixed charges*	3.63	2.69	3.03	3.08	1.44
__________________________
* Excludes divisions classified as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, our financial condition, results of operations, cash flows and business and our expectations or beliefs concerning future events, including share repurchases and expectations regarding the new Oklahoma minimill. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Annual Report on Form 10-K is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. These factors include those described in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Some of the important factors that could cause actual results to differ materially from our expectations include the following:

•	conditions, including recovery from the recent recession, continued sovereign debt problems in the Euro-zone and construction activity or lack thereof, and their impact in a highly cyclical industry;

•	rapid and significant changes in the price of metals;

•	excess capacity in our industry, particularly in China, and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	currency fluctuations;

•	compliance with and changes in environmental laws and regulations, including increased regulation associated with climate change and greenhouse gas emissions;

•	potential limitations in our or our customers' ability to access credit and non-compliance by our customers with our contracts;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	global factors, including political and military uncertainties;

•	availability of electricity and natural gas for minimill operations;

•	information technology interruptions and breaches in security data;

•	ability to retain key executives;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials over which we exert little influence, including scrap metal, energy, insurance and supply prices;

•	unexpected equipment failures;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations; and

•	increased costs related to health care reform legislation.

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

Americas Recycling

Our Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 27 scrap metal processing facilities with 14 locations in Texas, five locations in Florida, two locations in Missouri and one location each in Georgia, Kansas, Louisiana, North Carolina, Oklahoma and Tennessee.

Americas Mills

Our Americas Mills segment is comprised of the following: (i) our five steel mills, commonly referred to as "minimills," that collectively produce reinforcing bar ("rebar"), angles, flats, rounds, small beams, fence post sections and other shapes; (ii) two scrap metal shredders and ten processing facilities that directly support the steel minimills; and (iii) a railroad salvage company.

In October 2013, we sold all of the outstanding capital stock of our wholly owned copper tube manufacturing operation, Howell Metal Company ("Howell"), for $58.5 million, of which $3.2 million was held in escrow as of August 31, 2015, subject to customary purchase price adjustments. During the second quarter of fiscal 2014, we made a $3.0 million working capital adjustment, which is included in our estimated pre-tax gain of $23.8 million. Howell was previously an operating segment included in the Americas Mills reporting segment. We have included Howell in discontinued operations for all periods presented.

Americas Fabrication

Our Americas Fabrication segment consists of our steel fabrication facilities that bend, weld, cut and fabricate steel, primarily rebar; warehouses that sell or rent products for the installation of concrete; facilities that produce steel fence posts; and facilities that heat-treat steel to improve strength and provide flexibility.

International Mill

Our International Mill segment is comprised of all of our mill, recycling and fabrication operations located in Poland. Our subsidiary, CMC Poland Sp. z.o.o., owns a steel minimill and conducts its mill operations in Zawiercie, Poland. This segment's operations primarily produce rebar, high quality merchant products and wire rod. In addition, this segment operates ferrous scrap processing facilities that directly support the Poland minimill and four steel fabrication facilities primarily for reinforcing bar and mesh.

International Marketing and Distribution

Our International Marketing and Distribution segment includes international operations for the sales, distribution and processing of primary and secondary metals, fabricated metals, semi-finished, long and flat steel products and other industrial products. Additionally, this segment includes two of our marketing and distribution divisions headquartered in the United States, CMC Cometals and CMC Cometals Steel, and a recycling facility in Singapore. We market and distribute products through our global network of offices and processing facilities. Our customers use these products in a variety of industries.

During the first quarter of 2015, we decided to exit our steel distribution business in Australia and determined that the decision to exit this business met the definition of a discontinued operation. Therefore, this business has been recast as a discontinued operation for all periods presented. The Australian steel distribution business was previously an operating segment in the International Marketing and Distribution reporting segment. On July 31, 2015, we completed the sale of six locations that were a part of our Australian steel distribution business. In addition, during the fourth quarter of fiscal 2015, we ceased all operations at three other locations that were part of our Australian steel distribution business. As of August 31, 2015, one location of our Australian steel distribution business remained for sale and continued to be classified as held for sale.

In the fourth quarter of fiscal 2014, we made the decision to exit our steel trading business headquartered in Zug, Switzerland. In connection with this decision, severance and other exit costs incurred by the Company were not material.

RESULTS OF OPERATIONS

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

Consolidated Results of Operations

	Year Ended August 31,
(in thousands except per share data)	2015	2014	2013
Net sales*	$5,988,605	$6,790,438	$6,601,070
Adjusted operating profit*+	323,835	232,687	234,148
LIFO expense (income)** effect on net earnings attributable to CMC*	(51,537)	8,839	(34,393)
Per diluted share*	(0.44)	0.07	(0.29)
Earnings from continuing operations	161,322	109,091	104,723
Per diluted share	1.37	0.92	0.89
Adjusted EBITDA*+	464,630	366,378	366,538
_________________________
* Excludes divisions classified as discontinued operations.
** Last-in, first-out inventory valuation method.
+ Non-GAAP financial measure.

Adjusted EBITDA

In the table above, we have included financial statement measures that were not derived in accordance with United States generally accepted accounting principles ("GAAP"). We use adjusted EBITDA (earnings from continuing operations before net earnings attributable to noncontrolling interests, interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP financial measure. Adjusted EBITDA should not be considered as an alternative to net earnings or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA provides relevant and useful information that is often used by analysts, creditors and other interested parties in our industry. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization, as well as impairment charges, which are also non-cash. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between U.S. jurisdictions. Tax regulations in international operations add additional complexity. We also exclude interest expense in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. Adjusted EBITDA is part of a debt compliance test in certain of our debt agreements and is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted EBITDA are provided below:

	Year Ended August 31,
(in thousands)	2015	2014	2013
Earnings from continuing operations	$161,322	$109,091	$104,723
Less: Net earnings attributable to noncontrolling interests	—	1	4
Interest expense	77,760	77,037	68,439
Income taxes	83,206	42,724	57,979
Depreciation and amortization	132,503	134,222	130,825
Impairment charges	9,839	3,305	4,576
Adjusted EBITDA	$464,630	$366,378	$366,538

As noted above, our adjusted EBITDA does not include net earnings attributable to noncontrolling interests, interest expense, income taxes, depreciation, amortization and impairment charges. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. The payment of income taxes is a necessary element of our operations. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Impairment charges, when necessary, accelerate the write-off of fixed assets that otherwise would have been accomplished by periodic depreciation charges. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is appropriate to consider both net earnings determined in accordance with GAAP as well as adjusted EBITDA to evaluate our performance. Further, we separately analyze any significant fluctuations in interest expense, income taxes, depreciation, amortization and impairment charges.

Adjusted Operating Profit

The other non-GAAP financial measure included in the table above is adjusted operating profit. We use adjusted operating profit to compare and evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. We consider sales of receivables as an alternative source of liquidity to finance our operations, and we believe that removing these costs provides a clearer perspective of our operating performance. Adjusted operating profit may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Year Ended August 31,
(in thousands)	2015	2014	2013
Earnings from continuing operations	$161,322	$109,091	$104,723
Income taxes	83,206	42,724	57,979
Interest expense	77,760	77,037	68,439
Discounts on sales of accounts receivable	1,547	3,835	3,007
Adjusted operating profit	$323,835	$232,687	$234,148

Fiscal Year 2015 Compared to Fiscal Year 2014

Summary

Net sales for fiscal 2015 decreased $801.8 million, or 12%, compared to fiscal 2014. The decrease in net sales was primarily due to a decrease in tons shipped and a decrease in average selling prices across our Americas Recycling, Americas Mills, International Mill and International Marketing and Distribution segments. The decrease in net sales also reflects unfavorable foreign currency impacts of approximately $105.4 million and $38.6 million in fiscal 2015 for our International Mill and International Marketing and Distribution segments, respectively, while changes in the U.S. dollar relative to other currencies did not have a material impact on these segments' net sales in fiscal 2014. In contrast, our Americas Fabrication segment reported an increase in net sales due to an increase in tons shipped and average composite selling price. In general, the strong U.S. dollar, increased import pressure in the U.S. and Poland, as well as excess global capacity during the current fiscal year adversely impacted our net sales.

Adjusted operating profit for fiscal 2015 increased $91.1 million, or 39%, compared to fiscal 2014 primarily driven by our Americas Mills, Americas Fabrication and International Marketing and Distribution segments. Our Americas Mills segment benefited from a 9% improvement in average metal margin during fiscal 2015 compared to fiscal 2014 primarily due to a decrease in the average cost of ferrous scrap consumed, which more than offset a decrease in the average selling price for this segment. Our Americas Fabrication segment primarily benefited from a 12% expansion in the average metal margin during fiscal 2015 compared to fiscal 2014. During fiscal 2015, our International Marketing and Distribution segment primarily benefited from a $45.5 million contract termination benefit, partially offset by a $12.4 million inventory write-down. In contrast, our Americas Recycling and International Mill segments reported decreases in adjusted operating profit for fiscal 2015 compared to fiscal 2014. During fiscal 2015, our Americas Recycling segment was adversely impacted by a squeeze on the average metal margin for both ferrous and nonferrous material and a $7.3 million goodwill impairment charge. For our International Mill segment, a 19% decrease in the average metal margin, coupled with a $3.5 million unfavorable foreign currency impact, resulted in a decrease in adjusted operating profit for fiscal 2015 compared to fiscal 2014, which was partially offset by cost savings due to the commissioning of a new electric arc furnace during the third quarter of fiscal 2014.

We reported pre-tax LIFO income of $79.3 million in fiscal 2015, a favorable change of $92.9 million compared to $13.6 million pre-tax LIFO expense in fiscal 2014. The favorable change in pre-tax LIFO primarily resulted from decreasing prices across all of our segments, as inventory levels in the aggregate were down slightly.

Effective September 1, 2014, we changed our method of determining our interim LIFO inventory reserve from the complete quarterly LIFO valuation method to the expected annual LIFO valuation method. Under the expected annual LIFO valuation method, interim LIFO expense or income is based on management's current estimates of inventory costs and quantities at fiscal year end, and that annual estimate is recorded ratably over the remainder of the fiscal year. We updated our estimate at each fiscal quarter end, resulting in pre-tax LIFO income of $6.2 million, $72.5 million and $37.1 million for the three months ended November 30, 2014, February 28, 2015 and May 31, 2015, respectively. The actual full fiscal year LIFO result differed from management's estimates of inventory costs and quantities during the interim periods. Accordingly, we recorded pre-tax LIFO expense of $36.5 million for the three months ended August 31, 2015, resulting in pre-tax LIFO income, as discussed above, of $79.3 million for fiscal 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2015 decreased $5.7 million compared to fiscal 2014. During fiscal 2014, selling, general and administrative expenses included a pre-tax charge of approximately $4 million that was incurred in connection with our final settlement of the Standard Iron Works v. ArcelorMittal et al. lawsuit. Additionally, during fiscal 2015, insurance costs and program and discount fees related to our accounts receivable securitization programs decreased compared to fiscal 2014. These decreases in selling, general and administrative expenses were partially offset by a decrease in gains realized on sales of fixed assets during fiscal 2015 compared to fiscal 2014.

Income Taxes

Our effective income tax rate from continuing operations for the year ended August 31, 2015 was 34.0% compared to 28.1% for the year ended August 31, 2014. In fiscal 2015, our income tax rate benefited from income earned from operations in countries which have lower statutory income tax rates than the United States, notably Poland. However, the portion of such income earned in fiscal 2015 was less than in the prior year, thus providing less benefit to our effective income tax rate than in fiscal 2014. We realized a benefit under Section 199 of the Internal Revenue Code (the "Code") related to U.S. production activity income, which was larger than the benefit for fiscal 2014, driven primarily by the increase in U.S. production related income in fiscal 2015. Additionally, during fiscal 2015 we had a non-deductible loss on assets segregated to fund our nonqualified benefit restoration plan ("BRP Plan"). Compared to the BRP adjustment in fiscal 2014, which was a non-taxable gain, this also caused our effective tax rate to increase year over year.

As noted above, in fiscal 2014, the income tax rate of 28.1% benefited from a higher portion of the Company’s global operating income earned from operations in countries with lower statutory income tax rates than the United States, including Poland. Additionally, our state and local tax expense in fiscal 2014 was reduced, benefiting the effective tax rate, as we were able to release valuation allowances recorded against certain deferred tax assets for net operating losses in various states due to previous losses in our Americas Fabrication reporting segment.

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

Fiscal Year 2014 Compared to Fiscal Year 2013

Summary

Net sales for fiscal 2014 increased $189.4 million, or 3%, compared to fiscal 2013. The increase in net sales was primarily due to an increase in tons shipped and an increase in average selling prices for our Americas Mills segment. Our Americas Fabrication and International Marketing and Distribution segments also reported an increase in net sales over fiscal 2013, while our Americas Recycling segment reported a decline in net sales. In general, economic activity in the U.S. increased during the current fiscal year while weak global economies adversely impacted results for some of our operations within our International division.

Adjusted operating profit for fiscal 2014 decreased $1.5 million compared to fiscal 2013, with adjusted operating profit decreasing for three of our reporting segments and increasing for two of our reporting segments. Our Americas Recycling segment was adversely impacted by a squeeze on average metal margin for ferrous material and increased employee-related expenses when compared to fiscal 2013. Margin compression on both rebar and structural fabrication products, coupled with increased employee-related expenses had an adverse impact on adjusted operating profit for Americas Fabrication compared to fiscal 2013. International Marketing and Distribution was adversely impacted by an unfavorable change in pre-tax LIFO. Additionally, during fiscal 2013, we completed the sale of our 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million, which did not repeat in fiscal 2014. This gain was recorded in our International Marketing and Distribution segment. In contrast, our Americas Mills and International Mill segments reported an increase in adjusted operating profit. Americas Mills primarily benefited from increased volumes on flat metal margins. International Mill primarily benefited from improved metal margins and cost savings due to the commissioning of a new electric arc furnace during fiscal 2014.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2014 increased $9.4 million compared to fiscal 2013. The increase in selling, general and administrative expenses in fiscal 2014 was due to an increase in employee-related expenses and a pre-tax charge of approximately $4 million that was incurred in connection with our final settlement of the Standard Iron Works v. ArcelorMittal et al. lawsuit compared to fiscal 2013. Partially offsetting the increases to selling, general and administrative expenses in fiscal 2014 were reductions in shareholder expenses and in our allowance for doubtful accounts as well as an increase in gains realized on sales of fixed assets. Additionally, a $4.8 million loss on extinguishment of debt was recorded in fiscal 2013.

Interest Expense

Interest expense from continuing operations for fiscal 2014 increased $8.6 million to $77.0 million compared to fiscal 2013 due to the issuance of additional long-term notes in May 2013, which increased our overall long-term debt balance by $130 million in fiscal 2013.

Income Taxes

Our effective income tax rate from continuing operations for the year ended August 31, 2014 was 28.1% compared to 35.6% for the year ended August 31, 2013. In fiscal 2014, the income tax rate benefited from income from operations in countries which have lower statutory income tax rates than the United States, notably Poland, which has a statutory rate of 19%. In addition, we realized a benefit under Section 199 of the Code related to U.S. production activity income and had a non-taxable net holding gain on assets segregated to fund our nonqualified BRP plan. In fiscal 2014, we released $3.0 million of valuation allowances previously recorded against net operating losses generated in various states due to previous losses in our Americas Fabrication reporting segment. The valuation allowances were released due to taxable income generated by this segment in both fiscal 2014 and 2013.

In fiscal 2013, the relatively higher income tax rate of 35.6% was largely due to an increase in valuation allowances recorded against net operating losses generated by our non-U.S. operations, notably unfavorable results reported by our Australian operations during fiscal 2013, which led these operations to a three year cumulative loss position. As a result, we determined that it was more likely than not that the deferred tax assets associated with the Australian operations would not be realized; as such, we established a $14.5 million valuation allowance for these operations in fiscal 2013.

Segments

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 21, Business Segments, to the consolidated financial statements included in this Annual Report on Form 10-K.

Fiscal Year 2015 Compared to Fiscal Year 2014

Americas Recycling

	Year Ended August 31,
(in thousands)	2015	2014
Net sales	$1,022,621	$1,367,070
Adjusted operating loss	(18,637)	(3,222)
Pre-tax LIFO income	(10,520)	(2,465)

Average selling price (per short ton)
Average ferrous selling price	$257	$327
Average nonferrous selling price	2,273	2,631

Short tons shipped (in thousands)
Ferrous tons shipped	1,778	2,097
Nonferrous tons shipped	225	232
Total tons shipped	2,003	2,329

Net sales in fiscal 2015 decreased $344.4 million, or 25%, compared to fiscal 2014 primarily due to a decrease in the average ferrous selling price of $70 per short ton coupled with a 15% decrease in ferrous tons shipped. Ferrous scrap prices were depressed during fiscal 2015 due to a strong U.S. dollar, strong flow of imported steel and historically low iron ore pricing. Additionally, the average nonferrous selling price declined $358 per short ton and nonferrous tons shipped decreased 3%. The strengthening of the U.S. dollar weakened export demand and dampened nonferrous average selling prices.

Adjusted operating loss in fiscal 2015 increased $15.4 million compared to fiscal 2014 primarily due to the decline in average ferrous and nonferrous selling prices discussed above, which outweighed a decrease in both average ferrous and nonferrous material cost and compressed average ferrous and nonferrous metal margins by 5% and 11%, respectively, compared to fiscal 2014. Additionally, for fiscal 2015, labor and employee benefit expenses increased approximately 7% per short ton as a result of a decrease in total tons shipped compared to fiscal 2014. Furthermore, this segment recorded goodwill impairment charges of $7.3 million as a result of the Company's annual goodwill impairment analysis in the fourth quarter of fiscal 2015. However, an $8.1 million favorable change in pre-tax LIFO during fiscal 2015 partially offset the average metal margin pressure discussed above. The favorable change in pre-tax LIFO was primarily the result of prices decreasing at a faster pace during fiscal 2015 compared to fiscal 2014, partially offset by lower inventory quantities.

Americas Mills

	Year Ended August 31,
(in thousands)	2015	2014
Net sales	$1,841,812	$1,991,334
Adjusted operating profit	304,272	247,703
Pre-tax LIFO expense (income)	(48,765)	8,833

Average price (per short ton)
Finished goods selling price	$648	$690
Total sales	637	675
Cost of ferrous scrap consumed	282	348
Metal margin	355	327
Ferrous scrap purchase price	239	305

Short tons (in thousands)
Tons melted	2,553	2,627
Tons rolled	2,387	2,437
Tons shipped	2,687	2,773

Net sales in fiscal 2015 decreased $149.5 million, or 8%, compared to fiscal 2014 due to a 3% decrease in total shipments and a $38 per short ton decrease in the average selling price compared to fiscal 2014 as a result of continued import pressures in the U.S. Shipments of our higher priced finished products, including rebar and merchants, remained flat while our lower priced billet shipments decreased approximately 74 thousand short tons compared to fiscal 2014.
Adjusted operating profit in fiscal 2015 increased $56.6 million, or 23%, compared to fiscal 2014. During fiscal 2015, the average cost of ferrous scrap consumed decreased $66 per short ton compared to fiscal 2014, which more than offset the decreases in total shipments and average selling price discussed above and increased average metal margins by 9%. Additionally, this segment recorded a favorable change in pre-tax LIFO of $57.6 million compared to fiscal 2014 due to lower raw material cost components throughout inventory in fiscal 2015 compared to inventory price increases in fiscal 2014. However, labor and employee benefit expenses increased 5% per short ton in fiscal 2015 compared to fiscal 2014 partially due to the reduction in tons shipped discussed above. Furthermore, repairs and maintenance expense increased $12.1 million in fiscal 2015 compared to fiscal 2014 due to routine maintenance and equipment enhancements conducted in the normal course of business.

Americas Fabrication

	Year Ended August 31,
(in thousands)	2015	2014
Net sales	$1,624,238	$1,537,485
Adjusted operating profit	39,183	6,196
Pre-tax LIFO expense (income)	(16,646)	578

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$913	$895
Structural	2,543	2,231
Post	886	887

Short tons shipped (in thousands)
Rebar	1,026	988
Structural	38	53
Post	97	99

Net sales in fiscal 2015 increased $86.8 million, or 6%, compared to fiscal 2014 due to a 2% increase in shipments coupled with a $15 per short ton increase in the average composite selling price compared to fiscal 2014. The increase in shipments during fiscal 2015 was primarily the result of an increase in non-residential construction spending in the United States compared to fiscal 2014.

Adjusted operating profit in fiscal 2015 increased $33.0 million compared to fiscal 2014 due to the increases in shipments and average composite selling price noted above combined with a 2% decrease in average composite material cost, which resulted in a 12% increase in average composite metal margin compared to fiscal 2014. Additionally, this segment recorded a favorable change in pre-tax LIFO of $17.2 million compared to fiscal 2014. The favorable change in pre-tax LIFO was triggered by lower material costs across all product lines in fiscal 2015 compared to increasing inventory prices in fiscal 2014. However, labor and employee benefit expenses increased 9% per short ton compared to fiscal 2014 in order to fulfill current activity levels.

International Mill

	Year Ended August 31,
(in thousands)	2015	2014
Net sales	$626,251	$823,193
Adjusted operating profit	17,555	30,632

Average price (per short ton)
Total sales	$480	$605
Cost of ferrous scrap consumed	274	351
Metal margin	206	254
Ferrous scrap purchase price	231	297

Short tons (in thousands)
Tons melted	1,285	1,235
Tons rolled	1,145	1,137
Tons shipped	1,226	1,285

Net sales in fiscal 2015 decreased $196.9 million, or 24%, compared to fiscal 2014 due to a 5% decline in shipments coupled with a 21% decline in average selling price. The decrease in average selling price for fiscal 2015 was a result of increased import pressure in Poland compared to fiscal 2014. Additionally, the decrease in net sales for fiscal 2015 reflected an unfavorable foreign currency impact of approximately $105.4 million. Changes in the U.S. dollar relative to other currencies did not have a material impact on this segment's net sales in fiscal 2014.

Adjusted operating profit in fiscal 2015 decreased $13.1 million compared to fiscal 2014 due to a 19% decrease in average metal margin in fiscal 2015 as a result of a $125 per short ton decrease in average selling price which outpaced a $77 per short ton decrease in the average cost of ferrous scrap consumed. Partially offsetting the decrease in average metal margin for fiscal 2015, utilities and repairs and maintenance expense decreased by $24.6 million compared to fiscal 2014 primarily due to efficiencies gained from the commissioning of a new, state-of-the-art electric arc furnace in the third quarter of fiscal 2014. For fiscal 2015, freight expenses also decreased 29% per short ton compared to fiscal 2014 primarily due to a decrease in exports in fiscal 2015 compared to fiscal 2014. For fiscal 2015 and 2014, adjusted operating profit reflected an unfavorable foreign currency impact of approximately $3.5 million and $4.6 million, respectively.

International Marketing and Distribution

	Year Ended August 31,
(in thousands)	2015	2014
Net sales	$1,897,617	$2,120,537
Adjusted operating profit	57,885	24,027
Pre-tax LIFO expense (income)	(3,356)	6,652

Net sales in fiscal 2015 decreased $222.9 million, or 11%, compared to fiscal 2014. The decrease in net sales for fiscal 2015 was primarily due to decreases in volumes and the average selling price for our Asian operations and decreases in volumes for our Australian operations which surpassed a modest increase in the average selling price for our Australian operations compared to fiscal 2014. An economic slowdown in China coupled with a reduction in China's consumption of raw materials has largely driven a collapse in commodity prices in the Asia-Pacific region as well as in other markets globally. Partially offsetting the decrease in net sales, this segment recorded a $45.5 million benefit as a result of a termination of a contract with a customer, which was recorded in net sales for this segment. Furthermore, the decrease in net sales for fiscal 2015 reflected an unfavorable foreign currency impact of $38.6 million. Changes in the U.S. dollar relative to other currencies did not have a material impact on this segment's net sales in fiscal 2014.

Adjusted operating profit in fiscal 2015 increased $33.9 million compared to fiscal 2014. The improvement in adjusted operating profit resulted from a $45.5 million contract termination benefit and a favorable change in pre-tax LIFO of $10.0 million. The favorable change in pre-tax LIFO was due to price decreases in fiscal 2015, compared to price increases in fiscal 2014, partially offset by lower inventory quantities. Contrasting the improvement in adjusted operating profit, this segment recorded a $12.4 million inventory write-down during fiscal 2015. Adjusted operating profit for this segment was also unfavorably impacted by foreign currency transaction losses, partially offset by gains on foreign exchange derivative instruments, resulting in a net decrease in adjusted operating profit of $8.3 million. The transaction losses were primarily due to the movements of the euro and zloty in relation to the U.S. dollar and movements of the U.S. dollar in relation to the British pound. Such transactions did not have a material impact on adjusted operating profit in fiscal 2014. Furthermore, during fiscal 2015, the changes in this segment's costs of goods sold reflected a favorable foreign currency impact of $40.1 million. Changes in the U.S. dollar relative to other currencies did not have a material impact on this segment's adjusted operating profit in fiscal 2014.

Corporate

Corporate expenses in fiscal 2015 increased $5.5 million to $77.8 million compared to fiscal 2014 primarily as a result of a decrease in earnings on BRP assets and a decrease in inter-company interest charged to our other operating segments, which were partially offset by decreased pension and BRP expense.

DISCONTINUED OPERATIONS DATA
Despite focused efforts and substantial progress to stabilize and improve the results of our Australian steel distribution business, we determined that achieving acceptable financial returns would take additional time and investment. In the first quarter of fiscal 2015, we decided to exit our steel distribution business in Australia and determined that the decision to exit this business met the definition of a discontinued operation. As a result, our steel distribution business in Australia has been presented as a discontinued operation for all periods. On July 31, 2015, we completed the sale of six locations that were a part of our Australian steel distribution business. In addition, during the fourth quarter of fiscal 2015, we ceased all operations at three other locations that were part of our Australian steel distribution business. As of August 31, 2015, one location of the Australian steel distribution business remained for sale and continued to be classified as held for sale. The expenses associated with exiting this business were not material for the year ended August 31, 2015. Our Australian steel distribution business was previously an operating segment in the International Marketing and Distribution segment.
During the fourth quarter of fiscal 2013, we decided to sell all of the outstanding capital stock of Howell. In October 2013, the Company completed the sale of all of the outstanding capital stock of Howell for $58.5 million, of which $3.2 million was held in escrow as of August 31, 2015. During the second quarter of fiscal 2014, we made a $3.0 million working capital adjustment, which is included in our estimated pre-tax gain of $23.8 million. We sold the remaining assets of our copper tube manufacturing operation for $1.1 million during the fourth quarter of fiscal 2014 with an immaterial impact to the consolidated statements of earnings. We have included Howell in discontinued operations for all periods presented. Howell was previously an operating segment included in the Americas Mills reporting segment.

Fiscal Year 2014 Compared to Fiscal Year 2013

Americas Recycling

	Year Ended August 31,
(in thousands)	2014	2013
Net sales	$1,367,070	$1,391,749
Adjusted operating profit (loss)	(3,222)	3,170
Pre-tax LIFO income	(2,465)	(7,423)

Average selling price (per short ton)
Average ferrous selling price	$327	$327
Average nonferrous selling price	2,631	2,729

Short tons shipped (in thousands)
Ferrous tons shipped	2,097	2,078
Nonferrous tons shipped	232	234
Total tons shipped	2,329	2,312

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

Americas Mills

	Year Ended August 31,
(in thousands)	2014	2013
Net sales	$1,991,334	$1,819,520
Adjusted operating profit	247,703	204,333
Pre-tax LIFO expense (income)	8,833	(7,166)

Average price (per short ton)
Finished goods selling price	$690	$683
Total sales	675	669
Cost of ferrous scrap consumed	348	343
Metal margin	327	326
Ferrous scrap purchase price	305	299

Short tons (in thousands)
Tons melted	2,627	2,407
Tons rolled	2,437	2,295
Tons shipped	2,773	2,561

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

Americas Fabrication

	Year Ended August 31,
(in thousands)	2014	2013
Net sales	$1,537,485	$1,442,691
Adjusted operating profit	6,196	28,033
Pre-tax LIFO expense (income)	578	(12,177)

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$895	$901
Structural	2,231	2,580
Post	887	914

Short tons shipped (in thousands)
Rebar	988	902
Structural	53	53
Post	99	99

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

Adjusted operating profit in fiscal 2014 increased $29.7 million compared to fiscal 2013 due to an 11% increase in average metal margin in fiscal 2014 as a result of a $16 per short ton increase in average selling prices coupled with a $9 per short ton decrease in the average cost of ferrous scrap consumed. The average selling prices and average metal margin in fiscal 2014 improved as the negative effects of the value-added tax circumvention schemes that impacted this segment in prior years have continued to subside. Further contributing to the increase in adjusted operating profit, direct utility costs decreased 10% in fiscal 2014 when compared to fiscal 2013 due to lower tons melted and rolled and, to a lesser extent, efficiencies gained by the commissioning of our new electric arc furnace in Poland. Adjusted operating profit was unfavorably impacted in fiscal 2014 and fiscal 2013 by $4.6 million and $3.2 million, respectively, as a result of changes in the U.S. dollar relative to other currencies.

International Marketing and Distribution

	Year Ended August 31,
(in thousands)	2014	2013
Net sales	$2,120,537	$2,094,177
Adjusted operating profit	24,027	63,327
Pre-tax LIFO expense (income)	6,652	(26,146)

Net sales in fiscal 2014 increased $26.4 million, or 1%, compared to fiscal 2013 primarily due to an increase in volumes for our Asian and European operations, which more than offset decreases in the average selling price per short ton at these same divisions. Changes in the U.S. dollar relative to other currencies did not have a material impact on this segment's net sales in fiscal 2014 or 2013.

Adjusted operating profit in fiscal 2014 decreased $39.3 million compared to fiscal 2013 primarily due to an unfavorable change in pre-tax LIFO of $32.8 million due to price increases in fiscal 2014 compared to price decreases in 2013. Additionally, adjusted operating profit in fiscal 2013 included a $26.1 million gain on the sale of our 11% ownership interest in Trinecke. These unfavorable impacts to adjusted operating profit were partially offset by volume and margin increases at our European operations, as well as volume increases at our Asian operations that overcame a margin decrease for this division. Changes in the U.S. dollar relative to other currencies did not have a material impact on this segment's adjusted operating profit in fiscal 2014 or 2013.

Corporate

Our corporate expenses increased $5.9 million in fiscal 2014 to $72.3 million compared to fiscal 2013 primarily as a result of an increase in variable employee benefits and other employee-related expenses.

DISCONTINUED OPERATIONS DATA
Despite focused efforts and substantial progress to stabilize and improve the results of our Australian steel distribution business, we determined that achieving acceptable financial returns would take additional time and investment. In the first quarter of fiscal 2015, we decided to exit our steel distribution business in Australia and determined that the decision to exit this business met the definition of a discontinued operation. As a result, our steel distribution business in Australia has been presented as a discontinued operation for all periods. The Australian steel distribution business was previously an operating segment in the International Marketing and Distribution reporting segment.

During the fourth quarter of fiscal 2013, we decided to sell all of the outstanding capital stock of Howell. In October 2013, we completed the sale of all of the outstanding capital stock of Howell for $58.5 million, of which $3.2 million was held in escrow as of August 31, 2014. During the second quarter of fiscal 2014, we made a $3.0 million working capital adjustment, which is included in our estimated pre-tax gain of $23.8 million. We sold the remaining assets of our copper tube manufacturing operation for $1.1 million during the fourth quarter of fiscal 2014 with an immaterial impact to the consolidated statements of earnings. We have included Howell in discontinued operations for all periods presented. Howell was previously an operating segment included in the Americas Mills reporting segment.

OUTLOOK

Non-residential construction spending, which is our primary end use market in the U.S., was up 24% year over year in August. However, we believe our operations will continue to face pressure from historically high steel import activity into the U.S. and Poland, a strong U.S. dollar and continued weakness in the scrap markets. We believe the increased import activity is a result of unfair trading practices by certain foreign producers. While recent legislation passed by the U.S. government has improved the trading landscape, further legislation is necessary to bring global steel trading to a more level playing field. Additionally, we believe that China’s inability to consume all of their production will continue to cause a negative effect around the world. In light of these market difficulties, we remain committed to managing the items within our control, namely reducing selling, general and administrative expenses, improving working capital, cost savings through supply chain optimization and prudent allocation of capital.

Our first quarter of the fiscal year historically has been a seasonally slower period as the construction season winds down before the onset of the winter months. We believe that our Americas Mills operations remain strong, and the backlog in our Americas Fabrication business is good.

Fiscal 2015 Liquidity and Capital Resources

See Note 11, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

While we believe the lending institutions participating in our credit arrangements are financially capable, it is important to note that the banking and capital markets periodically experience volatility that may limit our ability to raise capital. Additionally, changes to our credit rating by any rating agency may negatively impact our ability to raise capital and manage our financing costs.

The table below reflects our sources, facilities and availability of liquidity as of August 31, 2015:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$485,323	$ N/A
Revolving credit facility	350,000	326,555
U.S. receivables sale facility	200,000	195,345
International accounts receivable sales facilities	81,424	53,683
Bank credit facilities — uncommitted	91,945	91,150
Notes due from 2017 to 2023	1,230,000	*
Equipment notes	38,739	*
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

CMC Poland Sp. z.o.o. ("CMCP") has uncommitted credit facilities of PLN 215.0 million ($56.9 million) with several banks with expiration dates ranging from November 2015 to March 2016. We intend to renew the uncommitted credit facilities upon expiration. During fiscal 2015, CMCP had total borrowings of $49.6 million and total repayments of $49.6 million under these facilities. At August 31, 2015, no material amounts were outstanding under these facilities.

On June 26, 2014, we entered into a fourth amended and restated credit agreement (the "Credit Agreement") for a revolving credit facility of $350.0 million and a maturity date of June 26, 2019, replacing the third amended and restated $300.0 million revolving credit facility with a maturity date of December 27, 2016. The maximum availability under the Credit Agreement can be increased to $500.0 million. The Company's obligation under its Credit Agreement is secured by its inventory. Consistent with our previous revolving credit facility, the Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit, which totaled $23.4 million at August 31, 2015.

Under the Credit Agreement, we are required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the 2017 Notes and the 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, we will be required to maintain liquidity of at least $150 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At August 31, 2015, our interest coverage ratio was 5.76 to 1.00 and our debt to capitalization ratio was 0.49 to 1.00.

At August 31, 2015, we were in compliance with all of the covenants contained in our debt agreements.

Our foreign operations generated approximately 22% of our net sales in fiscal 2015, and as a result, our foreign operations had cash and cash equivalents of approximately $43.7 million and $42.0 million at August 31, 2015 and 2014, respectively. Historically, our U.S. operations have generated the majority of our cash, which has been used to fund the cash needs of our U.S. operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350 million Credit Agreement described above and the $200.0 million sale of receivable program described below. We intend to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable, and based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 35% of total receivables at August 31, 2015.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 5, Sales of Accounts Receivable, to the consolidated financial statements contained in this Annual Report on Form 10-K. Our U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our sales of accounts receivable program contains covenants that are consistent with the covenants contained in the Credit Agreement.

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed revolving credit arrangements and are not included in our overall liquidity analysis. We had $41.5 million and $125.1 million of documentary letters of credit outstanding at August 31, 2015 and August 31, 2014, respectively. The decrease in documentary letters of credit in fiscal 2015 resulted in a use of cash of $80.5 million for financing activities. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

On October 27, 2014, CMC's Board of Directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of CMC's outstanding common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. We intend to repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, will be determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The new share repurchase program does not require us to acquire any dollar amount or number of shares of CMC's common stock and may be modified, suspended, extended or terminated at any time without prior notice. Under the new share repurchase program, CMC purchased 2,902,218 shares during the year ended August 31, 2015 and had remaining authorization to purchase $58.2 million of its common stock at August 31, 2015.

Cash Flows

Our cash flows from operating activities result primarily from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. See Note 12, Derivatives and Risk Management, to the consolidated financial statements contained in this Annual Report on Form 10-K.

Fiscal 2015 Compared to Fiscal 2014

During fiscal 2015, net cash flows from operating activities increased $176.5 million compared to fiscal 2014. Net earnings increased $26.1 million during fiscal 2015 compared to the prior fiscal year. For fiscal 2015, deferred income taxes decreased $9.1 million compared to fiscal 2014. However, the decrease in deferred income taxes was more than offset by a $22.9 million decrease in net gain on sale of subsidiary, cost method investment and other, as net earnings in fiscal 2014 included a $23.8 million pre-tax gain on the sale of Howell. In addition, for fiscal 2015, write-downs of inventory and asset impairments increased $11.9 million and $11.1 million, respectively, compared to fiscal 2014. There were no other material fluctuations of non-cash items or items included in net earnings for which the cash effects did not relate to operating activities for fiscal 2015. Cash from operating assets and liabilities increased $109.3 million during fiscal 2015 compared to the prior fiscal year. The significant components of change within operating assets and liabilities were as follows:

Accounts receivable - Cash from accounts receivable was $206.6 million for fiscal 2015, compared to cash used by accounts receivable of $143.4 million for fiscal 2014. This cash inflow improved as net sales during the fourth quarter of fiscal 2015 were $462.3 million lower than the same period in the prior fiscal year. In addition, net sales during the fourth quarter of fiscal 2014 were $169.0 million greater than the fourth quarter of fiscal 2013. However, days sales outstanding increased seven days to 56 days at August 31, 2015 from 49 days at August 31, 2014.

Advance payments on sale of accounts receivables programs, net - Cash used by advance payments on sale of accounts receivable programs, net during fiscal 2015 was $117.8 million, compared to cash from advance payments on sale of accounts receivable programs, net of $121.0 million in the prior fiscal year. This cash outflow was due to net repayments on our U.S. and international sale of accounts receivable programs of $55.0 million and $64.3 million, respectively, during fiscal 2015, compared to net proceeds of $55.0 million and $66.0 million, respectively, during fiscal 2014.

Inventories - Cash from inventories during fiscal 2015 was $50.7 million, compared to cash used by inventories during fiscal 2014 of $177.3 million. This cash inflow was primarily the result of a decrease in inventory levels for our International Marketing and Distribution segment in fiscal 2015 compared to an increase in inventory levels for this segment in fiscal 2014. Days sales in inventories increased one day to 54 days at August 31, 2015 from 53 days at August 31, 2014.

Accounts payable, accrued expenses and other payables - Cash used by accounts payable, accrued expenses and other payables during fiscal 2015 was $180.5 million, compared to cash from accounts payable, accrued expenses and other payables of $90.6 million during fiscal 2014. This cash outflow was due to a decrease in trade payables resulting from reduced inventory costs, primarily caused by falling commodity prices, and timing of payments.

Net cash flows used by investing activities increased $29.6 million during fiscal 2015 compared to the prior fiscal year. The largest factor contributing to the use of cash by investing activities in fiscal 2015 was a decrease in proceeds from the sale of a subsidiary of $24.8 million, of which $52.6 million related to the proceeds from the sale of Howell during fiscal 2014. Additionally, net cash flows used by investing activities increased during fiscal 2015 due to a $17.8 million increase in capital expenditures compared to fiscal 2014. These increases in cash used by investing activities were partially offset by a $15.7 million reduction in cash used for acquisitions, as there were no acquisitions during fiscal 2015.

We estimate that our fiscal 2016 capital budget will be between $200 million and $230 million. We expect that our capital spending will be funded from internally generated capital. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Net cash flows used by financing activities increased $146.3 million during fiscal 2015 compared to the prior fiscal year. The increase in net cash flows used by financing activities primarily resulted from a $92.2 million decrease in the level of usage of documentary letters of credit during fiscal 2015 compared to fiscal 2014. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity. Additionally, net cash flows used by financing activities increased during fiscal 2015 due to a $41.8 million increase in purchases of CMC common stock under our new share repurchase program, as well as a $14.3 million decrease in the release of restricted cash, primarily related to an $18.0 million release of restricted cash from fiscal 2014 that had been serving as collateral for letters of credit obligations for our Australian operations.

Fiscal 2014 Compared to Fiscal 2013

Net cash flows from operating activities were $136.9 million and $147.7 million in fiscal 2014 and fiscal 2013, respectively. The $10.8 million decline in cash flows from operations is primarily due to the following:

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

◦
Advance payments on sale of accounts receivables programs, net - Cash inflows from advance payments on sale of accounts receivables programs, net increased $201.5 million in fiscal 2014 compared to fiscal 2013. This was due to a $65.0 million increase related to the U.S. accounts receivable sales facility, a $95.5 million increase related to the Australian accounts receivable sales facility and a $41.0 million increase related to the European accounts receivable facility.

◦
Inventories - Cash used by inventories increased $203.8 million in fiscal 2014 compared to fiscal 2013 due to an unplanned outage at our Texas mill in August 2014 and an increase in purchases across other business units. Furthermore, for the year ended August 31, 2014, our days sales in inventory increased nine days to 53 days in fiscal 2014 from 44 days in fiscal 2013.

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

Net cash flows used by financing activities were $34.4 million in fiscal 2014 compared to net cash flows from financing activities of $15.0 million in fiscal 2013. The increase in net cash flows used by financing activities in fiscal 2014 was driven by a decrease in proceeds from the issuance of long-term debt, as we received $330.0 million from the issuance of our 2023 Notes in fiscal 2013, and we did not issue any long-term debt in fiscal 2014. This decrease in cash proceeds was partially offset by a $197.2 million decrease in repayments on long-term debt, as we used $205.3 million of the proceeds from the issuance of the 2023 Notes to purchase all of our outstanding 2013 Notes in fiscal 2013. Additionally, in fiscal 2014, we had an $18.0 million release of restricted cash that had been serving as collateral for letters of credit obligations for our Australian subsidiary, compared to an increase in restricted cash of $18.6 million in fiscal 2013. Further offsetting the increase in net cash flows used by financing activities in fiscal 2014, we had net short-term borrowings of $6.3 million in fiscal 2014, compared to net short-term repayments of $19.5 million in fiscal 2013. In fiscal 2014, we also had an increase in documentary letters of credit of $11.8 million, compared to a decrease in documentary letters of credit of $6.2 million in fiscal 2013. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

Contractual Obligations

The following table represents our contractual obligations as of August 31, 2015:

	Payments Due By Period*
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$1,268,738	$10,110	$919,139	$9,409	$330,080
Notes payable	20,090	20,090	—	—	—
Interest(2)	358,426	80,059	155,793	67,649	54,925
Operating leases(3)	118,127	30,390	44,597	23,904	19,236
Purchase obligations(4)	941,108	640,492	200,727	76,133	23,756
Total contractual cash obligations	$2,706,489	$781,141	$1,320,256	$177,095	$427,997
__________________________________
* We have not discounted the cash obligations in this table.

(1)
Total amounts are included in the August 31, 2015 consolidated balance sheet. See Note 11, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for more information regarding scheduled maturities of our long-term debt.

(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of August 31, 2015.

(3)
Includes minimum lease payment obligations for noncancelable equipment and real estate leases in effect as of August 31, 2015. See Note 18, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K for more information regarding minimum lease commitments payable for noncancelable operating leases.

(4)
Approximately 69% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures.

We provide certain eligible executives benefits pursuant to a nonqualified BRP Plan equal to amounts that would have been available under the tax qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), but for limitations of ERISA, tax laws and regulations. The deferred compensation liability under the BRP Plan was $72.3 million at August 31, 2015 and is included in other long-term liabilities on the consolidated balance sheets. We generally expect to fund future contributions with cash flows from operating activities, but we are not required to do so. We did not include estimated payments related to the BRP Plan in the above contractual obligation table. Refer to Note 17, Employees' Retirement Plans, to the consolidated financial Statements included in this Annual Report on Form 10-K.

A certain number of employees, primarily outside of the U.S., participate in defined benefit plans maintained in accordance with local regulations. At August 31, 2015, our liability related to the unfunded status of the defined benefit plans was $1.5 million. We generally expect to fund future contributions with cash flows from operating activities. We did not include estimated payments related to defined benefit plans in the table above. Refer to Note 17, Employees' Retirement Plans to the consolidated financial statements included in this Annual Report on Form 10-K.

Our other noncurrent liabilities on the consolidated balance sheets include deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of August 31, 2015, we had noncurrent deferred tax liabilities of $55.8 million. In addition, as of August 31, 2015, we had gross unrecognized tax benefits of $10.5 million and an additional $4.2 million for gross interest and penalties classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At August 31, 2015, we had committed $23.4 million under these arrangements.

Off-Balance Sheet Arrangements

For added flexibility, we sell certain accounts receivable both in the U.S. and internationally. We utilize proceeds from the sales of the trade accounts receivables as an alternative to short-term borrowings, effectively managing our overall borrowing costs and providing an additional source of working capital. We account for sales of the trade accounts receivables as true sales and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on our consolidated statements of cash flows. See Note 5, Sales of Accounts Receivable, to the consolidated financial statements included in this Annual Report on Form 10-K.

Contingencies

See Note 18, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Environmental and Other Matters

The information set forth in Note 18, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K is hereby incorporated by reference.

General

We are subject to federal, state and local pollution control laws and regulations in all locations where we have operating facilities. We anticipate that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.

Our original business is and one of our core businesses for over nine decades has been metals recycling. In the present era of conservation of natural resources and ecological concerns, we are committed to sound ecological and business conduct. Certain governmental regulations regarding environmental concerns, however well-intentioned, may expose us and our industry to potentially significant risks. We believe that recycled materials are commodities that are diverted by recyclers, such as us, from the solid waste streams because of their inherent value. Commodities are materials that are purchased and sold in public and private markets and commodities exchanges every day around the world. They are identified, purchased, sorted, processed and sold in accordance with carefully established industry specifications.

Solid and Hazardous Waste

We currently own or lease, and in the past we have owned or leased, properties that have been used in our operations. Although we have used operating and disposal practices that are standard in the industry at the time, wastes may have been disposed of or released on or under the properties or on or under locations where such wastes have been taken for disposal. We are currently involved in the investigation and remediation of several such properties. State and federal laws applicable to wastes and contaminated properties have gradually become stricter over time. Under new laws, we could be required to remediate properties impacted by previously disposed wastes. We have been named as a potentially responsible party ("PRP") at a number of contaminated sites, none of which involve real estate we ever owned or upon which we have ever conducted operations. There is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of, or make changes to the exemptions upon which we rely for, the wastes that we generate. Any such change could result in an increase in our costs to manage and dispose of waste which could have a material adverse effect on our business, results of our operations and financial condition.

We generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state and local statutes where we operate. These statutes, regulations and laws may limit our disposal options with respect to certain wastes.

Superfund

The EPA, or an equivalent state agency, has notified us that we are considered a PRP at several sites, none of which involve real estate we ever owned or upon which we have ever conducted operations. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), or similar state statutes, to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities and pay costs for associated damages to natural resources. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time we may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. Based on currently available information, which is in many cases preliminary and incomplete, we had $1.0 million and $0.7 million accrued as of August 31, 2015 and 2014, respectively, in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for the years ended August 31, 2015, 2014 and 2013 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

Clean Water Act

The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes into waters of the United States, a term broadly defined, or into publicly owned treatment works. These controls have become more stringent over time, and it is probable that additional restrictions will be imposed in the future. Permits must generally be obtained to discharge pollutants into federal waters or into publicly owned treatment works; comparable permits may be required at the state level. The CWA and many state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants. In addition, the EPA's regulations and comparable state statutes may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge or non-compliance with permit requirements, we may be liable for penalties and costs.

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

We incurred environmental expenses of $31.7 million, $34.5 million and $30.1 million for fiscal 2015, 2014 and 2013, respectively. The expenses included the cost of disposal, environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, during fiscal 2015, we spent $10.4 million in capital expenditures related to costs directly associated with environmental compliance. We accrued environmental liabilities of $4.3 million and $6.2 million as of August 31, 2015 and 2014, respectively, of which $2.4 million and $2.3 million were classified as other long-term liabilities as of August 31, 2015 and 2014, respectively.

Dividends

We have paid quarterly cash dividends in each of the past 204 consecutive quarters. We paid dividends in fiscal 2015 at the rate of $0.12 per share of common stock for each quarter.

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

In fiscal 2015, total income taxes of $83.2 million were allocated to continuing operations and $0.4 million of income tax benefit was allocated to discontinued operations. The continuing operations income tax rate differs from the income tax rate for discontinued operations because the loss from discontinued operations is principally composed of losses in Australia, a jurisdiction in which we believe it is more likely than not that the deferred tax assets related to such losses will not be realized. As such, there is no income tax benefit associated with the Australian losses in discontinued operations. The nominal income tax in discontinued operations represents tax benefit related to the non-Australian components of discontinued operations. There were no additional financial statement components.

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

Inventory Cost

We determine inventory cost for most U.S. inventories by the last-in, first-out method, or LIFO. We calculate our LIFO reserve by using quantities and costs at period end and recording the resulting LIFO income or expense in its entirety. At August 31, 2015 and 2014, 51% and 44%, respectively, of the Company's total net inventories were valued at LIFO. LIFO inventory reserves were $119.5 million and $198.8 million at August 31, 2015 and 2014, respectively. We determine inventory cost for our International Mill segment by the weighted average cost method. The cost for our remaining international and U.S. inventories is determined by the FIFO method. We record all inventories at the lower of their cost or market value.

During the first quarter of fiscal 2016, we are considering changing the inventory costing method for all of our LIFO inventories to other inventory costing methods currently used by the Company.

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

As a result of the goodwill impairment tests in fiscal year 2015, we recorded a goodwill impairment charge of $7.3 million related to our Americas Recycling segment. The annual goodwill impairment analysis did not result in any impairment charges at any of our other reporting units. As of August 31, 2015 and 2014, one of our reporting units within our Americas Fabrication segment comprised $51.3 million of our total goodwill and the fair value exceeded the carrying value by 18% at August 31, 2015. For all other reporting units with significant goodwill amounts as of August 31, 2015, the excess of the fair value over carrying value of each reporting unit was substantial.

We estimate the fair value of our reporting units using a weighting of fair values derived from the income and market approaches.  Under the income approach, we determine the fair value of a reporting unit based on the present value of estimated future cash flows.  Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into account industry and market conditions.  The discount rate is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of our business.  The market approach, on the other hand, estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

As noted above, at August 31, 2015, the excess of one of our reporting segments within our Americas Fabrication segment exceeded the carrying value by 18%.  The future occurrence of a potential indicator of impairment could include matters such as: a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or the general business climate, an adverse action or assessment by a regulator, a significant downturn in non-residential construction markets in the United States, and continued levels of imported steel into the United States.  In the event of significant adverse changes of the nature described above, it may be necessary for us to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition and results of operations.

See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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

Contingencies

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments in connection with some of these matters. While we are unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals when a loss is assessed to be probable and the amount of the loss can be reasonably estimated. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, and the uncertainties involved in litigation. We believe that we have adequately provided in our consolidated financial statements for the impact of these contingencies. We also believe that the outcomes will not materially affect our results of operations, our financial position or our cash flows.

Other Accounting Policies and New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Approach to Mitigating Market Risk

See Note 12, Derivatives and Risk Management, to the consolidated financial statements included in this Annual Report on Form 10-K for disclosure regarding our approach to mitigating market risk and for summarized market risk information for the preceding fiscal year. Also, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K. The following types of derivative instruments were outstanding or utilized during fiscal 2015, in accordance with our risk management program. All of the instruments are highly liquid and were not entered into for trading purposes.

Currency Exchange Forwards

We enter into currency exchange forward contracts as economic hedges of international trade commitments denominated in currencies other than the functional currency of CMC or its subsidiaries. No single foreign currency poses a primary risk to us. Fluctuations that cause temporary disruptions in one market segment tend to open opportunities in other segments.

Commodity Prices

We base pricing in some of our sales and purchase contracts on metal commodity futures exchange quotes, which we determine at the beginning of the contract. Due to the volatility of the metal commodity indices, we enter into metal commodity futures contracts for copper, aluminum and zinc. These futures mitigate the risk of unanticipated declines in gross margin due to the volatility of the commodities' prices on these contractual commitments. Physical transaction quantities will not match exactly with standard commodity lot sizes, leading to minimal gains and losses from ineffectiveness.

Natural Gas

We enter into natural gas forward contracts as economic hedges of our Americas Mills operations based on anticipated consumption of natural gas in order to mitigate the risk of unanticipated increases in operating cost due to the volatility of natural gas prices. As of August 31, 2015, we had no open natural gas forward contract commitments.

Freight

We occasionally enter into freight forward contracts when sales commitments to customers include a fixed price freight component in order to mitigate the effect of the volatility of ocean freight rates. As of August 31, 2015, we had no open freight forward contract commitments.

Interest Rates

We may enter into interest rate swap contracts to maintain a portion of our debt obligations at variable interest rates. These interest rate swap contracts, under which we agree to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed rate debt. As of August 31, 2015, we had no outstanding interest rate swap transactions.

The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.

Gross foreign currency exchange contract commitments as of August 31, 2015:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)			U.S. Equivalent (in thousands)
AUD	337	CNY (2)	1,578	4.53	—	4.73	$247
AUD	213	EUR	137	0.63	—	0.67	154
AUD	1,145	NZD (3)	1,281	1.10	—	1.14	837
AUD	44,568	USD	32,494	0.71	—	0.77	32,494
EUR	368	PLN	1,555	4.12	—	4.24	412
EUR	1,233	USD	1,376	1.11	—	1.13	1,376
GBP	6,497	EUR	8,978	0.70	—	0.76	9,988
GBP	43,142	USD	66,352	1.46	—	1.58	66,352
PLN	219,936	EUR	52,142	4.04	—	4.41	58,850
PLN	2,656	USD	703	3.74	—	3.85	703
THB	264,943	USD	7,675	33.53	—	35.91	7,675
USD	20,873	EUR	18,448	1.06	—	1.24	20,873
USD	159,204	GBP	102,565	1.54	—	1.56	159,204
USD	1,007	JPY	124,819	123.99			1,007
USD	28,760	AUD	39,707	0.72	—	0.73	28,760
USD	1,831	THB (4)	65,000	35.22	—	35.89	1,831
							$390,763
 _________________
(1) Substantially all foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.
(2) Chinese yuan
(3) New Zealand dollar
(4) Thai baht

Commodity contract commitments as of August 31, 2015:

Terminal Exchange	Metal	Long/ Short	# of Lots	Standard Lot Size	Total Weight	Range or Amount of Hedge Rates Per MT/lb. (1)			Total Contract Value at Inception (in thousands)
London Metal Exchange	Aluminum	Long	184	25 MT	4,602 MT	$1,543	—	$1,760	$7,672
	Aluminum	Short	74	25 MT	1,850 MT	$1,522	—	$1,623	2,916
	Copper	Long	1.74	25 MT	44 MT	$5,641	—	$5,652	246
	Zinc	Long	1.16	25 MT	29 MT	$2,193	—	$2,206	64
New York Mercantile Exchange	Copper	Long	46	25,000 lbs.	1,150,000 lbs.	$224.80	—	$303.00	2,778
	Copper	Short	401	25,000 lbs.	10,025,000 lbs.	$221.05	—	$295.20	24,068
									$37,744
_________________
MT = Metric ton
(1) All commodity contract commitments mature within one year.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of August 31, 2015. Deloitte & Touche LLP has audited the effectiveness of the Company's internal control over financial reporting; their attestation report is included on page 45 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas

We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended August 31, 2015, of the Company and our report dated October 30, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Dallas, Texas
October 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas

We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries as of August 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 30, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
October 30, 2015

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended August 31,
(in thousands, except share data)	2015	2014	2013
Net sales	$5,988,605	$6,790,438	$6,601,070
Costs and expenses:
Cost of goods sold	5,213,203	6,109,338	5,951,870
Selling, general and administrative expenses	443,275	448,943	439,571
Impairment of assets	9,839	3,305	4,576
Interest expense	77,760	77,037	68,439
Gain on sale of cost method investment	—	—	(26,088)
	5,744,077	6,638,623	6,438,368
Earnings from continuing operations before income taxes	244,528	151,815	162,702
Income taxes	83,206	42,724	57,979
Earnings from continuing operations	161,322	109,091	104,723

Earnings (loss) from discontinued operations before income taxes	(20,124)	15,005	(26,094)
Income taxes (benefit)	(436)	8,544	1,310
Earnings (loss) from discontinued operations	(19,688)	6,461	(27,404)

Net earnings	141,634	115,552	77,319
Less net earnings attributable to noncontrolling interests	—	1	4
Net earnings attributable to CMC	$141,634	$115,551	$77,315

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$1.39	$0.93	$0.90
Earnings (loss) from discontinued operations	(0.17)	0.05	(0.24)
Net earnings	$1.22	$0.98	$0.66

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$1.37	$0.92	$0.89
Earnings (loss) from discontinued operations	(0.17)	0.05	(0.23)
Net earnings	$1.20	$0.97	$0.66
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
(in thousands)	2015	2014	2013
Net earnings	$141,634	$115,552	$77,319
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment and other:
Foreign currency translation adjustment and other during the year	(83,063)	7,586	(10,108)
Reclassification for translation gain realized upon sale of investment in foreign entity	(10,127)	—	—
Foreign currency translation adjustment and other	(93,190)	7,586	(10,108)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of income taxes of $(1,235), $(526) and $2	(2,467)	(1,848)	221
Reclassification for loss (gain) included in net earnings, net of income taxes of $949, $237 and $(128)	1,758	1,268	(337)
Net unrealized loss on derivatives, net of income taxes of $(286), $(289) and $(126)	(709)	(580)	(116)
Defined benefit obligation:
Net loss, net of income taxes of $(101), $14 and $(51)	(169)	(489)	(168)
Amortization of net loss, net of income taxes of $35, $212 and $45	99	1,392	207
Amortization of prior service credit, net of income taxes of $(14), $(47) and $(38)	(57)	(242)	(170)
Adjustment from plan changes, net of income taxes of $0, $0 and $309	—	—	1,315
Defined benefit obligation, net of income taxes of $(80), $179 and $265	(127)	661	1,184
Other comprehensive income (loss)	(94,026)	7,667	(9,040)
Comprehensive income	$47,608	$123,219	$68,279
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands, except share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$485,323	$434,925
Accounts receivable (less allowance for doubtful accounts of $9,033 and $5,908)	900,619	1,028,425
Inventories, net	781,371	935,411
Current deferred tax assets	29,137	49,455
Other current assets	93,643	105,575
Assets of businesses held for sale	17,008	—
Total current assets	2,307,101	2,553,791
Property, plant and equipment:
Land	75,086	79,295
Buildings and improvements	489,500	494,842
Equipment	1,670,755	1,728,425
Construction in process	59,241	30,591
	2,294,582	2,333,153
Less accumulated depreciation and amortization	(1,410,932)	(1,408,055)
	883,650	925,098
Goodwill	66,383	74,319
Other assets	115,168	135,312
Total assets	$3,372,302	$3,688,520
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$260,984	$423,807
Accounts payable-documentary letters of credit	41,473	125,053
Accrued expenses and other payables	279,415	322,000
Notes payable	20,090	12,288
Current maturities of long-term debt	10,110	8,005
Liabilities of businesses held for sale	5,276	—
Total current liabilities	617,348	891,153
Deferred income taxes	55,803	55,600
Other long-term liabilities	101,919	112,134
Long-term debt	1,277,882	1,281,042
Total liabilities	2,052,952	2,339,929
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,635,338 and 117,829,262 shares	1,290	1,290
Additional paid-in capital	365,863	359,338
Accumulated other comprehensive loss	(113,535)	(19,509)
Retained earnings	1,311,544	1,225,855
Less treasury stock, 13,425,326 and 11,231,402 shares at cost	(245,961)	(218,494)
Stockholders' equity attributable to CMC	1,319,201	1,348,480
Stockholders' equity attributable to noncontrolling interests	149	111
Total equity	1,319,350	1,348,591
Total liabilities and stockholders' equity	$3,372,302	$3,688,520
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
(in thousands)	2015	2014	2013
Cash flows from (used by) operating activities:
Net earnings	$141,634	$115,552	$77,319
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	132,779	136,004	136,548
Provision for losses on receivables, net	3,481	(1,760)	4,430
Share-based compensation	23,484	18,051	18,693
Amortization of interest rate swaps termination gain	(7,597)	(7,597)	(12,470)
Loss on debt extinguishment	—	—	4,758
Deferred income taxes	23,291	32,348	54,655
Tax expense from stock-based plans	1,213	4,426	1,444
Net gain on sale of a subsidiary, cost method investment and other	(8,489)	(31,356)	(25,371)
Write-down of inventory	15,935	4,000	3,003
Asset impairments	14,610	3,498	17,270
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	206,633	(143,397)	11,065
Advance payments on sale of accounts receivable programs, net	(117,753)	120,957	(80,580)
Inventories	50,747	(177,331)	26,459
Other assets	23,674	(20,516)	2,894
Accounts payable, accrued expenses and other payables	(180,517)	90,604	(87,375)
Other long-term liabilities	(9,664)	(6,543)	(5,010)
Net cash flows from operating activities	313,461	136,940	147,732

Cash flows from (used by) investing activities:
Capital expenditures	(119,580)	(101,749)	(89,035)
Proceeds from the sale of property, plant and equipment and other	14,925	17,572	13,904
Proceeds from the sale of subsidiaries	27,831	52,609	—
Acquisitions, net of cash acquired	—	(15,693)	—
Proceeds from the sale of cost method investment	—	—	28,995
Net cash flows used by investing activities	(76,824)	(47,261)	(46,136)

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit, net	(80,482)	11,753	(6,221)
Short-term borrowings, net change	7,802	6,315	(19,524)
Repayments on long-term debt	(11,335)	(7,677)	(204,856)
Proceeds from issuance of long-term debt	—	—	330,000
Payments for debt issuance costs	—	(431)	(4,684)
Debt extinguishment costs	—	—	(4,557)
Decrease (increase) in restricted cash	3,742	18,000	(18,620)
Stock issued under incentive and purchase plans, net of forfeitures	(1,492)	(1,488)	951
Treasury stock acquired	(41,806)	—	—
Cash dividends	(55,945)	(56,428)	(56,028)
Tax expense from stock-based plans	(1,213)	(4,426)	(1,444)
Contribution from (purchase of) noncontrolling interests	38	(15)	13
Net cash flows from (used by) financing activities	(180,691)	(34,397)	15,030
Effect of exchange rate changes on cash	(5,548)	873	(278)
Increase in cash and cash equivalents	50,398	56,155	116,348
Cash and cash equivalents at beginning of year	434,925	378,770	262,422
Cash and cash equivalents at end of year	$485,323	$434,925	$378,770

Supplemental information:
Noncash activities:
Change in liabilities related to purchases of property, plant and equipment	$19,921	$21,207	$9,781
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Controlling Interests	Total
Balance at September 1, 2012	129,060,664	$1,290	$365,778	$(18,136)	$1,145,445	(12,709,240)	$(248,009)	$139	$1,246,507
Net earnings					77,315			4	77,319
Other comprehensive loss				(9,040)					(9,040)
Cash dividends ($0.48 per share)					(56,028)				(56,028)
Issuance of stock under incentive and purchase plans, net of forfeitures			(12,439)			659,566	13,390		951
Stock-based compensation			11,877						11,877
Tax expense from stock-based plans			(1,444)						(1,444)
Contribution from noncontrolling interests								13	13
Balance, August 31, 2013	129,060,664	$1,290	$363,772	$(27,176)	$1,166,732	(12,049,674)	$(234,619)	$156	$1,270,155
Net earnings					115,551			1	115,552
Other comprehensive income				7,667					7,667
Cash dividends ($0.48 per share)					(56,428)				(56,428)
Issuance of stock under incentive and purchase plans, net of forfeitures			(17,613)			818,272	16,125		(1,488)
Stock-based compensation			17,574						17,574
Tax expense from stock-based plans			(4,426)						(4,426)
Purchase of noncontrolling interests			31					(46)	(15)
Balance at August 31, 2014	129,060,664	$1,290	$359,338	$(19,509)	$1,225,855	(11,231,402)	$(218,494)	$111	$1,348,591
Net earnings					141,634			—	141,634
Other comprehensive loss				(94,026)					(94,026)
Cash dividends ($0.48 per share)					(55,945)				(55,945)
Treasury stock acquired						(2,902,218)	(41,806)		(41,806)
Issuance of stock under incentive and purchase plans, net of forfeitures			(15,831)			708,294	14,339		(1,492)
Stock-based compensation			19,621						19,621
Tax expense from stock-based plans			(1,213)						(1,213)
Contribution from noncontrolling interests								38	38
Reclassification of share-based liability awards			3,948						3,948
Balance at August 31, 2015	129,060,664	$1,290	$365,863	$(113,535)	$1,311,544	(13,425,326)	$(245,961)	$149	$1,319,350
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

Americas Mills
The Americas Mills segment manufactures finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural, some special bar quality ("SBQ") and other special sections as well as semi-finished billets for re-rolling and forging applications. This segment's products are sold to the construction, service center, transportation, steel warehousing, fabrication, energy, petrochemical and original equipment manufacturing industries. The Americas Mills segment also includes ten scrap processing facilities that directly support the steel minimills.

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

International Mill
The International Mill segment is comprised of all mill, recycling and fabrication operations located in Poland. This segment manufactures rebar, merchant bar and wire rod. In addition, this segment's fabrication operations sell fabricated rebar, fabricated mesh, assembled rebar cages and other rebar by-products. The International Mill's products are sold primarily to fabricators, manufacturers, distributors and construction companies.

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

The equity method of accounting is used for investments in affiliates in which the Company has the ability to exert significant influence, but does not have effective control. As of August 31, 2015, the Company has no investments accounted for under the equity method of accounting. Investments in affiliates which are 20% or less owned are accounted for using the cost method of accounting.

Use of Estimates
The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of net sales and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of assets received in acquisitions; the carrying value of long-lived assets, including goodwill; valuation allowances for receivables, inventories and deferred income taxes; percentage of completion accounting method for revenue recognition; share-based compensation; potential litigation claims and settlements; and environmental liabilities. Actual results could significantly differ from these estimates and assumptions.

Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with maturities of three months or less at the date of purchase. Restricted cash held by the Company as of August 31, 2015 was not material. As of August 31, 2014, the Company had restricted cash of $4.1 million held for operational purposes. Restricted cash balances are included in other current assets on the Company's consolidated balance sheets.

Revenue Recognition
The Company recognizes sales when title passes to the customer either when goods are shipped or when they are delivered based upon the terms of the sale, there is persuasive evidence of an arrangement, the price is fixed or determinable and collectability is reasonably assured. When the Company estimates that a firm purchase commitment from a customer will result in a loss, the Company accrues the entire loss as soon as it is probable and estimable. The Company accounts for certain fabrication projects based on the percentage of completion accounting method, based primarily on contract cost incurred to date compared to total estimated contract cost. Changes to total estimated contract cost, or loss, if any, are recognized in the period in which they are determined. Sales recognized in excess of amounts billed of $25.0 million and $24.2 million are classified as current assets and are reflected in accounts receivable on the Company's consolidated balances sheets as of August 31, 2015 and 2014, respectively. Shipping and other transportation costs billed to customers are included in net sales and the related costs incurred are reflected in cost of goods sold in the Company's consolidated statements of earnings.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts to reflect its estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers' financial condition.

The Company maintains both corporate and divisional credit departments. Credit limits are set for each customer. Some of the Company's divisions use credit insurance or letters of credit to ensure prompt payment in accordance with the terms of sale. Generally, collateral is not required. Approximately 35% and 49% of total receivables at August 31, 2015 and 2014, respectively, were secured by credit insurance or letters of credit.

Inventories, net
Inventories are stated at the lower of cost or market. Inventory cost for most U.S. inventories is determined by the last-in, first-out ("LIFO") method. We determine inventory cost for our International Mill segment by the weighted average cost method. The cost for our remaining international and U.S. inventories is determined by the FIFO method.

During the first quarter of fiscal 2016, the Company is considering changing the inventory costing method for all of its LIFO inventories to other inventory costing methods currently used by the Company.

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

As a result of the annual goodwill impairment analysis in fiscal 2015, the Company recorded a goodwill impairment charge of $7.3 million related to its Americas Recycling segment. In fiscal 2013, the Company recorded goodwill impairment charges of $6.4 million, including foreign currency translation gains of $0.6 million, related to its Australian subsidiaries. See Note 7, Goodwill and Other Intangible Assets, for additional details of these impairment charges. For fiscal 2015 and 2013, the annual goodwill impairment analysis did not result in any impairment charges at any of the Company's other reporting units. During fiscal 2014, the annual goodwill impairment analysis did not result in any impairment charges at any of the Company's reporting units. As of August 31, 2015 and 2014 one of the Company's reporting units within the Americas Fabrication reporting segment comprised $51.3 million of the Company's total goodwill. Goodwill at the Company's other reporting units was not material at August 31, 2015 and 2014.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment charges are recorded on finite-lived intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. During fiscal 2015, impairment charges related to the Company's intangible assets with finite lives were not material. As of August 31, 2014, none of the Company's intangible assets with finite lives were impaired.

Contingencies
The Company accrues for claims and litigation, including environmental investigation and remediation costs, when they are both probable and the amount can be reasonably estimated. Environmental costs are based upon estimates regarding the sites for which the Company will be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties and the timing of remediation. Where timing and amounts cannot be reasonably determined, a range is estimated and the lower end of the range is typically recorded.

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

Foreign Currencies
The functional currencies of the Company's Australian, German, Polish, United Kingdom and certain Chinese, Singaporean and Thai operations are their local currencies. The Company's remaining international subsidiaries' functional currency is the U.S. dollar. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Transaction gains (losses) from transactions denominated in currencies other than the functional currencies were $(45.4) million, $9.0 million and $(5.8) million for the years ended August 31, 2015, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

Derivative Financial Instruments
The Company records derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses from the changes in the values of the derivative instruments and hedged items are recorded in the statements of earnings, or are deferred if they are designated for hedge accounting and are highly effective in achieving offsetting changes in fair values or cash flows of the hedged items during the term of the hedge.

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

Recent Accounting Pronouncements
In the fourth quarter of fiscal 2015, the Company adopted guidance issued by the Financial Accounting Standards Board ("FASB") specifying that the SEC would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company previously accounted for such debt issuance costs in a manner consistent with the new guidance and the adoption of this guidance did not have a material impact on its consolidated financial statements.

In the first quarter of fiscal 2015, the Company adopted guidance issued by the FASB requiring an entity to net an unrecognized tax benefit with a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In the first quarter of fiscal 2015, the Company adopted guidance issued by the FASB requiring an entity to release any related cumulative translation adjustment into net income when it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the guidance resolves the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The Company previously accounted for such transactions in a manner consistent with the new guidance and the adoption of this guidance did not have an impact on the Company's consolidated financial statements.

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

In July 2015, the FASB issued guidance requiring entities to measure inventory, other than that measured using LIFO or the retail inventory method, at the lower of cost and net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods therein. The Company plans to early adopt this guidance on a prospective basis in the first quarter of fiscal 2016.

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

In February 2015, the FASB issued guidance modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. This guidance also eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2015 with early adoption permitted. Entities may elect to apply this guidance either on a retrospective or a modified retrospective basis. The Company does not expect this guidance to have a material impact on its consolidated financial statements

In January 2015, the FASB issued guidance eliminating the concept of extraordinary items. Under this guidance an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2015 with early adoption permitted. The Company plans to adopt this guidance prospectively. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued guidance requiring entities to recognize revenue from contracts with customers by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. In August 2015, the FASB issued guidance deferring the effective date of this guidance to annual periods beginning after December 15, 2017, including interim reporting periods therein. Entities have the option to adopt this guidance either retrospectively or through a modified retrospective transition method. This new standard will supersede existing revenue guidance and affect the Company's revenue recognition process and the presentations or disclosures of the Company's consolidated financial statements and footnotes. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of income taxes, was comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance at September 1, 2012	$(17,369)	$3,710	$(4,477)	$(18,136)
Other comprehensive income (loss) before reclassifications	(10,108)	221	1,147	(8,740)
Amounts reclassified from AOCI	—	(337)	37	(300)
Net other comprehensive income (loss)	(10,108)	(116)	1,184	(9,040)
Balance at August 31, 2013	(27,477)	3,594	(3,293)	(27,176)
Other comprehensive income (loss) before reclassifications	7,586	(1,848)	(489)	5,249
Amounts reclassified from AOCI	—	1,268	1,150	2,418
Net other comprehensive income (loss)	7,586	(580)	661	7,667
Balance at August 31, 2014	(19,891)	3,014	(2,632)	(19,509)
Other comprehensive loss before reclassifications	(83,063)	(2,467)	(169)	(85,699)
Amounts reclassified from AOCI	(10,127)	1,758	42	(8,327)
Net other comprehensive loss	(93,190)	(709)	(127)	(94,026)
Balance at August 31, 2015	$(113,081)	$2,305	$(2,759)	$(113,535)

The significant items reclassified out of accumulated other comprehensive income (loss) and the corresponding line items in the consolidated statements of earnings to which the items were reclassified were as follows:

		Year Ended August 31,
Components of AOCI (in thousands)	Location	2015	2014	2013
Foreign currency translation adjustments and other:
Translation gain realized upon sale of investment in foreign entity	Loss from discontinued operations before income taxes	$10,127	$—	$—
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(665)	$(160)	$(260)
Foreign exchange	Net sales	124	(232)	60
Foreign exchange	Cost of goods sold	(2,774)	(1,698)	—
Foreign exchange	SG&A expenses	76	53	48
Interest rate	Interest expense	532	532	617
		(2,707)	(1,505)	465
Income tax effect	Income taxes (expense) benefit	949	237	(128)
Net of income taxes		$(1,758)	$(1,268)	$337
Defined benefit obligation:
Amortization of net loss	SG&A expenses	$(134)	$(1,604)	$(252)
Amortization of prior service credit	SG&A expenses	71	289	208
		(63)	(1,315)	(44)
Income tax effect	Income taxes (expense) benefit	21	165	7
Net of income taxes		$(42)	$(1,150)	$(37)
Amounts in parentheses reduce earnings.

NOTE 4. ACQUISITIONS

For the years ended August 31, 2015 and 2013, the Company did not have any business acquisitions.

On June 13, 2014, the Company completed the purchase of substantially all of the assets of Newell Recycling of San Antonio, LP ("Newell Recycling"), a recycling facility in San Antonio, Texas. This acquisition continued the vertical integration model of the Company by providing raw materials for its CMC Steel Texas location, established a larger recycling presence in San Antonio, Texas, and provided an opportunity for continued growth of the Company's recycling operations in the central Texas area. The operating results of this facility are included in the Americas Mills reporting segment.

The acquisition of Newell Recycling was not material, individually or in the aggregate, to the Company's financial position or results of operations. Pro forma operating results for the acquisition are not presented, since the results would not be significantly different than reported results.

NOTE 5. SALES OF ACCOUNTS RECEIVABLE

During the fourth quarter of fiscal 2014, the Company entered into a third amended $200.0 million U.S. sale of accounts receivable program which expires on August 15, 2017. Under the program, Commercial Metals Company contributes, and several of its subsidiaries sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling trade accounts receivable generated by the Company. CMCRV sells the trade accounts receivable in their entirety to three financial institutions. Under the amended U.S. sale of accounts receivable program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable sold. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows. Additionally, the U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 11, Credit Arrangements.

At August 31, 2015 and 2014, under its U.S. sale of accounts receivable program, the Company had sold $274.3 million and $389.6 million of trade accounts receivable, respectively, to the financial institutions. At August 31, 2015, the Company had no advance payments outstanding on the sale of its trade accounts receivable. At August 31, 2014 the Company had $55.0 million in advance payments outstanding on the sale of its trade accounts receivable.

In addition to the U.S. sale of accounts receivable program described above, the Company's international subsidiaries in Europe and Australia sell trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy. In the third quarter of fiscal 2015, the Company phased out its existing European program and entered into a new, two year renewable, trade accounts receivable sales program with a different financial institution. The new agreement increased the facility limit from PLN 200.0 million to PLN 220.0 million. The European program allows the Company's European subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. During the first quarter of fiscal 2014, the Company phased out its existing Australian program and entered into a new, one year renewable, trade accounts receivable sales program with a different financial institution. In October 2014, the Company entered into a first amendment to its Australian program, which extended the maturity date to October 2016. Under the new Australian program, trade accounts receivable balances are sold to a special purpose vehicle, which in turn sells 100% of the eligible trade accounts receivable of Commercial Metals Pty. Ltd., CMC Steel Distribution Pty. Ltd. and G.A.M. Steel Pty. Ltd. to the financial institution. In August 2015, the Company entered into a second amendment to its Australian program, which reduced the facility limit from A$75.0 million to A$40.0 million. The financial institution will fund up to the facility limit for all trade accounts receivable sold, and the remaining portion of the purchase price of the trade accounts receivable is in the form of a subordinated note from the financial institution. This note will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows.

At August 31, 2015 and 2014, under its European and Australian programs, the Company had sold $97.9 million and $147.3 million of trade accounts receivable, respectively, to third-party financial institutions and received advance payments of $27.7 million and $90.5 million, respectively.

For the years ended August 31, 2015, 2014 and 2013, cash proceeds from the U.S. and international sale of accounts receivable programs were $596.4 million, $688.2 million and $1.0 billion, respectively, and cash payments to the owners of accounts receivable were $714.2 million, $567.2 million and $1.1 billion, respectively. For a nominal servicing fee, the Company is responsible for servicing the accounts receivable for the U.S. and Australian programs. Discounts on U.S. and international sales of trade accounts receivable were $2.4 million, $3.9 million and $3.9 million for the years ended August 31, 2015, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

The deferred purchase price on the Company's U.S. and international sale of trade accounts receivable programs are included in accounts receivable on the Company's consolidated balance sheets. The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of accounts receivable programs:

(in thousands)	Total	U.S.	Australia*	Europe
Balance at September 1, 2012	$515,481	$396,919	$70,073	$48,489
Transfers of accounts receivable	4,423,952	3,570,922	408,530	444,500
Collections	(4,486,181)	(3,609,019)	(413,607)	(463,555)
Balance at August 31, 2013	$453,252	$358,822	$64,996	$29,434
Transfers of accounts receivable	4,243,471	3,347,103	487,583	408,785
Collections	(4,239,242)	(3,376,128)	(446,196)	(416,918)
Program termination	(72,312)	—	(72,312)	—
Balance at August 31, 2014	$385,169	$329,797	$34,071	$21,301
Transfers of accounts receivable	3,574,283	2,944,627	298,179	331,477
Collections	(3,619,905)	(3,004,646)	(314,212)	(301,047)
Balance at August 31, 2015	$339,547	$269,778	$18,038	$51,731
_________________________
* Includes the sale of accounts receivable activities related to businesses sold or held for sale (transfer of accounts receivable of $180.0 million and collections of $209.2 million) for the year ended August 31, 2015.

NOTE 6. INVENTORIES, NET

Inventories are stated at the lower of cost or market. Inventory cost for most U.S. inventories is determined by the LIFO method. At August 31, 2015 and 2014, 51% and 44%, respectively, of the Company's total net inventories were valued at LIFO. LIFO inventory reserves were $119.5 million and $198.8 million at August 31, 2015 and 2014, respectively. We determine inventory cost for our International Mill segment by the weighted average cost method. The cost for our remaining international and U.S. inventories is determined by the FIFO method. We record all inventories at the lower of their cost or market value.

The majority of the Company's inventories are in the form of finished goods with minimal work in process. At August 31, 2015 and 2014, before LIFO reserves, $61.5 million and $84.3 million, respectively, of the Company's inventories were in the form of raw materials.

During fiscal years 2015, 2014 and 2013, inventory in certain LIFO pools was reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The effects on net earnings were $3.9 million and $3.5 million for fiscal years 2015 and 2013, respectively, and immaterial for fiscal year 2014.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at September 1, 2013
Goodwill	$9,751	$295	$57,637	$2,942	$8,449	$79,074
Accumulated impairment losses	(2,484)	—	(493)	(187)	(6,331)	(9,495)
	7,267	295	57,144	2,755	2,118	69,579
Acquisition	—	4,675	—	—	—	4,675
Translation	—	—	—	21	44	65
Balance at August 31, 2014
Goodwill	9,751	4,970	57,637	2,964	8,805	84,127
Accumulated impairment losses	(2,484)	—	(493)	(188)	(6,643)	(9,808)
	7,267	4,970	57,144	2,776	2,162	74,319
Impairment	(7,267)	—	—	—	—	(7,267)
Goodwill reclassified to assets held for sale (1)	—	—	—		(6,643)	(6,643)
Accumulated impairment losses reclassified to assets held for sale (1)	—	—	—		6,643	6,643
Translation	—	—	—	(419)	(250)	(669)
Balance at August 31, 2015
Goodwill	9,751	4,970	57,637	2,517	1,912	76,787
Accumulated impairment losses	(9,751)	—	(493)	(160)	—	(10,404)
	$—	$4,970	$57,144	$2,357	$1,912	$66,383
(1) Includes $1.6 million of goodwill and $1.6 million of accumulated goodwill impairment losses related to assets that were sold during the fourth quarter of fiscal 2015.

As a result of the Company's annual goodwill impairment analysis in the fourth quarter of fiscal 2015, the Company determined that the carrying amount of its Americas Recycling reporting unit exceeded its estimated fair value. The resulting impairment charge of $7.3 million was recorded within the Americas Recycling reporting segment in the fiscal year ended August 31, 2015. The weakened demand for ferrous scrap exports coupled with a lower near term forecast of future operating results were the contributing factors that led to the impairment charges recorded in fiscal 2015.

As of August 31, 2015 and 2014, one of the Company's reporting units within the Americas Fabrication reporting segment comprised $51.3 million of the Company's total goodwill and the fair value exceeded the carrying value by 18% at August 31, 2015. For all other reporting units with significant goodwill amounts as of August 31, 2015, the excess of the fair value over carrying value of each reporting unit was substantial.

The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company determines the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into account industry and market conditions. The discount rate is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the Company. The market approach, on the other hand, estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

As noted above, at August 31, 2015, the excess of one of the Company's reporting segments within the Americas Fabrication segment exceeded the carrying value by 18%. The future occurrence of a potential indicator of impairment could include matters such as: a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or the general business climate, an adverse action or assessment by a regulator, a significant downturn in non-residential construction markets in the United States, and continued levels of imported steel into the United States. In the event of significant adverse changes of the nature described above, it may be necessary for the Company to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company's consolidated financial condition and results of operations.

The annual goodwill impairment analysis did not result in any impairment charges in fiscal 2014. As a result of the Company's annual goodwill impairment analysis in the fourth quarter of fiscal 2013, the Company determined that the carrying amount of its Australian reporting unit exceeded its estimated fair value. The resulting impairment charge of $6.4 million, including a foreign currency translation gain of $0.6 million, was recorded within the International Marketing and Distribution reporting segment in the fiscal year ended August 31, 2013. The weakened Australian economy and in particular the demand for construction steel, coupled with continued operating performance below planned levels during fiscal 2013 and a weak forecast of future operating results were the contributing factors that lead to the impairment charges recorded in fiscal 2013.

The following intangible assets subject to amortization are included in other noncurrent assets on the Company's consolidated balance sheets:

	August 31, 2015			August 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer base	$35,369	$28,814	$6,555	$38,078	$25,989	$12,089
Favorable land leases	10,091	2,101	7,990	11,661	2,075	9,586
Non-competition agreements	1,629	217	1,412	779	40	739
Brand name	648	306	342	3,216	1,452	1,764
Other	101	52	49	101	45	56
Total	$47,838	$31,490	$16,348	$53,835	$29,601	$24,234

Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets for the years ended August 31, 2015, 2014 and 2013 was $6.9 million, $5.1 million, and $4.9 million, respectively. At August 31, 2015, the weighted average remaining useful life of these intangible assets, excluding the favorable land leases was eight years. The weighted average life of the favorable land leases was 50 years. Estimated amounts of amortization expense for the next five years are as follows:

Year Ended August 31,	(in thousands)
2016	$4,136
2017	550
2018	1,043
2019	1,072
2020	862

NOTE 8. LONG-LIVED ASSET IMPAIRMENT AND FACILITY CLOSURE COSTS

In the fourth quarter of fiscal 2015, the Company decided to exit its steel distribution business in Cardiff, Wales, United Kingdom. The operation is included in the Company's International Marketing and Distribution reporting segment. The expenses associated with exiting this business were not material for fiscal 2015 and were included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, the Company determined that achieving acceptable financial returns would take additional time and investment. During the first quarter of fiscal 2015, the Company decided to exit and sell its steel distribution business in Australia and determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods presented. The exit costs associated with the decision to exit and sell this business were not material for fiscal 2015. The Australian steel distribution business was previously an operating segment included in the International Marketing and Distribution reporting segment.

In the fourth quarter of fiscal 2014, the Company made the decision to exit its steel trading business headquartered in Zug, Switzerland. In connection with this decision, severance and other exit costs incurred by the Company were not material and were included in selling, general and administrative expenses in the Company's consolidated statements of earnings. The operation is included in the Company's International Marketing and Distribution reporting segment.

Facility closure costs were not material in fiscal 2013.

During the fourth quarter of fiscal 2013, the Company prepared an impairment analysis on its Australian operating units and determined the carrying values of certain fixed assets exceeded their fair values as determined utilizing market and cost approaches. Determining the fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be level 3 fair value inputs. The resulting non-recurring impairment charges of $6.3 million, primarily related to the write-down of long-lived assets, were recorded within the International Marketing and Distribution reporting segment at August 31, 2013

Long-lived asset impairment charges from continuing operations were not material in fiscal 2015 and 2014 and were $4.6 million in fiscal 2013.

NOTE 9. SEVERANCE

The Company recorded consolidated severance cost of $5.8 million, $3.7 million and $6.1 million for the years ended August 31, 2015, 2014 and 2013, respectively. The severance cost recorded during fiscal 2015, 2014 and 2013 was not individually material to any of the Company's segments. As of August 31, 2015 and 2014, the remaining liability to be paid in the future related to termination benefits was $1.2 million and $0.9 million, respectively.

NOTE 10. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS

Businesses Held for Sale
The Company did not have any businesses classified as held for sale at August 31, 2014. The components of assets and liabilities of businesses held for sale on the Company's consolidated balance sheet were as follows:

(in thousands)	August 31, 2015
Assets:
Accounts receivable	$3,244
Inventories, net	12,514
Other current assets	41
Property, plant and equipment, net of accumulated depreciation and amortization	1,209
Assets of businesses held for sale	$17,008
Liabilities:
Accounts payable-trade	$3,011
Accrued expenses and other payables	2,265
Liabilities of businesses held for sale	$5,276

Discontinued Operations
Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, the Company determined that achieving acceptable financial returns would take additional time and investment. During the first quarter of fiscal 2015, the Company decided to exit and sell its steel distribution business in Australia and determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods presented. The Australian steel distribution business was previously an operating segment included in the International Marketing and Distribution reporting segment.
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

Financial information for discontinued operations was as follows:

	Year Ended August 31,
(in thousands)	2015	2014	2013
Net sales	$173,065	$266,819	$446,285
Earnings (loss) before income taxes	(20,124)	15,005	(26,094)

Dispositions
On July 31, 2015, the Company completed the sale of six locations that were a part of the Australian steel distribution business for proceeds of $26.4 million, subject to customary purchase price adjustments. The Company recognized an $8.1 million pre-tax gain on the sale, which included a currency translation gain of $10.1 million. In addition, during the second and third quarters of fiscal 2015, the Company recognized a combined $3.0 million in impairment losses on the asset group held for sale. During the fourth quarter of fiscal 2015, all operations ceased at three other locations that were part of the Australian steel distribution business. As of August 31, 2015, one location of the Australian steel distribution business remained for sale and continued to be classified as held for sale. For the year ended August 31, 2015, the results of the sale and the activity related to the Australian steel distribution business were included in discontinued operations in the consolidated statement of earnings.
During the first quarter of fiscal 2014, the Company completed the sale all of the outstanding capital stock of Howell for $58.5 million, of which $3.2 million was held in escrow as of both August 31, 2015 and 2014. During the second quarter of fiscal 2014, the Company made a $3.0 million working capital adjustment, which is included in the Company's estimated pre-tax gain of $23.8 million. The result of this sale was included in discontinued operations in the consolidated statement of earnings for the year ended August 31, 2014. The Company disposed of the remaining assets held for sale of $1.1 million during the fourth quarter of fiscal 2014 with an immaterial impact to the consolidated statement of earnings.

During the first quarter of fiscal 2013, the Company completed the sale of its 11% ownership interest in Trinecke Zelezarny, a.s. ("Trinecke"), a Czech Republic joint-stock company, for $29.0 million resulting in a pre-tax gain of $26.1 million. The result of this sale was included in continuing operations in the consolidated statement of earnings for the year ended August 31, 2013. The Trinecke investment was included in the International Marketing and Distribution reporting segment.

NOTE 11. CREDIT ARRANGEMENTS

On June 26, 2014, the Company entered into a fourth amended and restated credit agreement (the "Credit Agreement") with a revolving credit facility of $350.0 million and a maturity date of June 26, 2019, replacing the third amended and restated $300.0 million revolving credit facility with a maturity date of December 27, 2016. The maximum availability under the Credit Agreement can be increased to $500.0 million with bank approval. The Company's obligation under its Credit Agreement is secured by its inventory. Consistent with the Company's previous revolving credit facility, the Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $23.4 million and $28.1 million at August 31, 2015 and 2014, respectively.

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

At August 31, 2015, the Company's interest coverage ratio was 5.76 to 1.00 and the Company's debt to capitalization ratio was 0.49 to 1.00. The Company had no amounts drawn under its revolving credit facilities at August 31, 2015 and 2014.

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due in May 2023 (the "2023 Notes") and received proceeds of $325.0 million, net of underwriting discounts and debt issuance costs. The Company used $205.3 million of the proceeds from the 2023 Notes to purchase all of its outstanding $200.0 million of 5.625% Notes due 2013 (the "2013 Notes"). Interest on these notes is payable semi-annually. The Company is generally not limited under the indenture governing the 2023 Notes in its ability to incur additional indebtedness provided the Company is in compliance with certain restrictive covenants, including restrictions on liens, sale and leaseback transactions, mergers, consolidations and transfers of substantially all of the Company's assets.

As a result of redeeming the 2013 Notes, the Company recognized expenses of $4.8 million related to loss on early extinguishment of debt and write-off of unamortized debt issuance costs, discounts and premiums, all of which were included in selling, general and administrative expenses in the consolidated statements of earnings for the year ended August 31, 2013.

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

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At August 31, 2015 and 2014, the unamortized portion was $19.2 million and $26.8 million, respectively. Amortization of the deferred gain was $7.6 million for each of the years ended August 31, 2015 and 2014. Amortization of the deferred gain was $12.5 million for the year ended August 31, 2013.

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances as described in Note 2, Summary of Significant Accounting Policies), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

	Weighted Average Interest Rate as of August 31, 2015	August 31,
(in thousands)		2015	2014
$400 million notes at 6.50% due July 2017	5.74%	$405,573	$408,546
$500 million notes at 7.35% due August 2018	6.40%	513,680	518,305
$330 million notes at 4.875% due May 2023	4.875%	330,000	330,000
Other, including equipment notes		38,739	32,196
		1,287,992	1,289,047
Less current maturities		10,110	8,005
		$1,277,882	$1,281,042
 Interest on these notes is payable semiannually.

CMC Poland Sp.z.o.o. ("CMCP") has uncommitted credit facilities of $56.9 million with several banks with expiration dates ranging from November 2015 to March 2016. During fiscal 2015, CMCP had total borrowings of $49.6 million and total repayments of $49.6 million under these credit facilities. During fiscal 2014, CMCP had total borrowings of $111.7 million and total repayments of $111.7 million under these credit facilities. At August 31, 2015 and 2014, there were no material amounts outstanding under these credit facilities.

The scheduled maturities of the Company's long-term debt are as follows:

Year Ending August 31,	(in thousands)
2016	$10,110
2017	409,870
2018	509,269
2019	6,966
2020	2,443
Thereafter	330,080
Total excluding deferred gain of interest rate swaps	1,268,738
Deferred gain of interest rate swaps	19,254
Total long-term debt including current maturities	$1,287,992

Interest capitalized in the cost of property, plant and equipment constructed in fiscal 2015 and 2014 was not material. Interest of $1.0 million was capitalized in the cost of property, plant and equipment constructed in fiscal 2013. Cash paid for interest for the years ended August 31, 2015, 2014 and 2013 was $86.7 million, $85.6 million and $82.5 million, respectively.

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

At August 31, 2015, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $390.8 million and $37.7 million, respectively. At August 31, 2014, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $406.6 million and $59.6 million, respectively.

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the years ended August 31, 2015 and 2014. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of earnings:

		Year Ended August 31,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2015	2014	2013
Commodity	Cost of goods sold	$7,746	$2,504	$2,456
Foreign exchange	Net sales	3,016	473	—
Foreign exchange	Cost of goods sold	4,996	(1,078)	—
Foreign exchange	SG&A expenses	23,105	(4,135)	5,089
Other	Cost of goods sold	—	—	9
Gain (loss) before income taxes		$38,863	$(2,236)	$7,554

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Year Ended August 31,
	Location	2015	2014	2013
Foreign exchange	Net sales	$(105)	$93	$(151)
Foreign exchange	Cost of goods sold	881	(1,465)	2,241
Gain (loss) before income taxes		$776	$(1,372)	$2,090

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Year Ended August 31,
	Location	2015	2014	2013
Foreign exchange	Net sales	$105	$(91)	$153
Foreign exchange	Cost of goods sold	(881)	1,469	(2,241)
Gain (loss) before income taxes		$(776)	$1,378	$(2,088)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	August 31,
	2015	2014	2013
Commodity	$(635)	$(54)	$(218)
Foreign exchange	(1,832)	(1,794)	439
Gain (loss), net of income taxes	$(2,467)	$(1,848)	$221

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Year Ended August 31,
	Location	2015	2014	2013
Commodity	Cost of goods sold	$(665)	$(160)	$(260)
Foreign exchange	Net sales	124	(213)	73
Foreign exchange	Cost of goods sold	(2,774)	(1,717)	18
Foreign exchange	SG&A expenses	76	53	17
Interest rate	Interest expense	532	532	617
Gain (loss) before income taxes		(2,707)	(1,505)	465
Income tax (expense) benefit	Income taxes	949	237	(128)
Gain (loss), net of income taxes		$(1,758)	$(1,268)	$337

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at August 31, 2015 and 2014. The fair value of the Company's derivative instruments on the consolidated balance sheets was as follows:

Derivative Assets (in thousands)	August 31,
	2015	2014
Commodity — designated for hedge accounting	$19	$42
Commodity — not designated for hedge accounting	846	869
Foreign exchange — designated for hedge accounting	1,500	136
Foreign exchange — not designated for hedge accounting	3,088	1,853
Derivative assets (other current assets)*	$5,453	$2,900

Derivative Liabilities (in thousands)	August 31,
	2015	2014
Commodity — designated for hedge accounting	$129	$6
Commodity — not designated for hedge accounting	537	162
Foreign exchange — designated for hedge accounting	874	325
Foreign exchange — not designated for hedge accounting	1,263	1,010
Derivative liabilities (accrued expenses and other payables)*	$2,803	$1,503
_________________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of August 31, 2015 and 2014, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$271,840	$271,840	$—	$—
Commodity derivative assets (2)	865	846	19	—
Foreign exchange derivative assets (2)	4,588	—	4,588	—
Liabilities:
Commodity derivative liabilities (2)	666	537	129	—
Foreign exchange derivative liabilities (2)	2,137	—	2,137	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$200,487	$200,487	$—	$—
Commodity derivative assets (2)	911	911	—	—
Foreign exchange derivative assets (2)	1,989	—	1,989	—
Liabilities:
Commodity derivative liabilities (2)	168	162	6	—
Foreign exchange derivative liabilities (2)	1,335	—	1,335	—
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

There were no material non-recurring fair value remeasurements during fiscal years ended August 31, 2015 and 2014.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets are as follows:

		August 31, 2015		August 31, 2014
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million notes at 6.50% due July 2017 (1)	Level 2	$405,573	$419,400	$408,546	$438,200
$500 million notes at 7.35% due August 2018 (1)	Level 2	513,680	530,000	518,305	567,560
$330 million notes at 4.875% due May 2023 (1)	Level 2	330,000	300,630	330,000	325,050
_________________
(1) The fair value of the notes is determined based on indicated market values.

NOTE 14. INCOME TAX

The components of earnings from continuing operations before income taxes are as follows:

	Year Ended August 31,
(in thousands)	2015	2014	2013
United States	$217,008	$108,882	$147,204
Foreign	27,520	42,933	15,498
Total	$244,528	$151,815	$162,702

The income taxes (benefit) included in the consolidated statements of earnings are as follows:

	Year Ended August 31,
(in thousands)	2015	2014	2013
Current:
United States	$53,258	$11,798	$849
Foreign	3,329	2,965	1,970
State and local	2,830	4,157	1,815
Current taxes	$59,417	$18,920	$4,634
Deferred:
United States	$19,269	$30,427	$45,908
Foreign	722	4,457	4,980
State and local	3,362	(2,536)	3,767
Deferred taxes	$23,353	$32,348	$54,655
Total income taxes on income	$82,770	$51,268	$59,289
Income taxes (benefit) on discontinued operations	(436)	8,544	1,310
Income taxes on continuing operations	$83,206	$42,724	$57,979

A reconciliation of the federal statutory rate to the Company's effective income tax rate from continuing operations is as follows:

	Year Ended August 31,
(in thousands)	2015	2014	2013
Income tax expense at statutory rate of 35%	$85,585	$53,135	$56,946
State and local taxes	4,020	88	3,460
Section 199 manufacturing deduction	(4,017)	(1,199)	—
Foreign rate differential	(2,404)	(6,290)	(4,783)
Change in valuation allowance	12,305	19,978	5,334
Deferred compensation	772	(4,164)	(2,890)
Nontaxable foreign interest	(16,712)	(16,506)	(5,445)
Disposition of foreign subsidiaries	—	—	6,292
Australian reorganization	—	—	(7,245)
Other	3,657	(2,318)	6,310
Income tax expense on continuing operations	$83,206	$42,724	$57,979
Effective income tax rates from continuing operations	34.0%	28.1%	35.6%

The Company's effective income tax rates from discontinued operations for the years ended August 31, 2015, 2014 and 2013 were (2.2)%, 56.9% and (5.0)%, respectively.

The Company's effective income tax rate from continuing operations was 34.0% for the year ended August 31, 2015, compared to the statutory rate of 35%. Several factors influence the effective tax rate. Items that benefited the effective tax rate include: 1) income from operations in jurisdictions with lower statutory tax rates than the United States, including Poland, and 2) benefit for domestic production activity income pursuant to Section 199 of the Internal Revenue Code. Items that had a negative impact on the effective tax rate include: 1) United States state and local taxes imposed on income from domestic operations, 2) losses from operations in certain jurisdictions where the Company maintains a valuation allowance, thus providing no benefit for such losses, and 3) a non-deductible loss on assets segregated to fund the nonqualified benefit restoration plan (“BRP”).

For the year ended August 31, 2014, the effective income tax rate from continuing operations was 28.1%. It was lower than the statutory income tax rate of 35% because the Company earned a higher portion of its global income from operations in countries which have lower income tax rates than the United States, notably Poland, which has a statutory income tax rate of 19%. Additionally, the Company realized a benefit under Section 199 for domestic production activity, and had a non-taxable net holding gain on BRP assets.

For the year ended August 31, 2013, the effective income tax rate from continuing operations was 35.6%; which was higher than the U.S. statutory income tax rate of 35%. The income tax rate was primarily driven by an increase in the Company's valuation allowances on deferred tax assets in jurisdictions that more likely than not will not be realized. The increase in the valuation allowances was primarily related to unfavorable results reported by the Company's Australian operations during fiscal 2013 that led these operations to a three year cumulative loss position. As a result, the Company determined that is was more likely than not that the deferred tax assets associated with the Australian operations would not be realized.

The Company made net payments of $61.0 million and $11.8 million for income taxes for the years ended August 31, 2015 and 2014, respectively. The Company received net refunds of $7.6 million for income taxes for the year ended August 31, 2013.

The income tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	August 31,
(in thousands)	2015	2014
Deferred tax assets:
Deferred compensation and employee benefits	$48,309	$51,956
Net operating losses and credits	78,838	68,736
Reserves and other accrued expenses	21,380	45,246
Allowance for doubtful accounts	3,334	3,760
Intangibles	8,086	6,707
Other	9,562	8,766
Total deferred tax assets	169,509	185,171
Valuation allowance for deferred tax assets	(79,965)	(69,762)
Deferred tax assets, net	$89,544	$115,409
Deferred tax liabilities:
Fixed assets	$102,144	$99,016
Inventory	3,774	8,320
Other	3,981	4,066
Total deferred tax liabilities	$109,899	$111,402
Deferred tax assets, net of deferred tax liabilities	$(20,355)	$4,007

Net operating losses giving rise to deferred tax assets consist of $304.5 million of state net operating losses that expire during the tax years ending from 2016 to 2035 and foreign net operating losses of $219.5 million that expire during the tax years beginning in 2016. These assets will be reduced as income tax expense is recognized in future periods.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. During the year ended August 31, 2015, the Company recorded a valuation allowance of $10.2 million related to net operating loss carryforwards in certain state and foreign jurisdictions due to the uncertainty of their realization. During the year ended August 31, 2014, the Company recorded a valuation allowance in the amount of $20.9 million related to net operating loss carryforwards in certain state and foreign jurisdictions due to the uncertainty of their realization.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of August 31, 2015, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $463.2 million of undistributed earnings and profits associated with the excess of the amount for financial reporting over the income tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The unrecognized income tax benefits as of both August 31, 2015 and 2014 were $27.3 million, of which $12.0 million, if recognized, would have impacted the Company's effective income tax rate at the end of both fiscal 2015 and 2014. The unrecognized income tax benefits as of August 31, 2013 were $28.6 million, of which $13.3 million, if recognized, would have impacted the Company's effective income tax rate at the end of fiscal 2013.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	August 31,
(in thousands)	2015	2014	2013
Balance at September 1	$27,349	$28,551	$27,384
Change in tax positions of current year	—	—	1,255
Change for tax positions of prior years	—	(1,202)	—
Reductions due to settlements with taxing authorities	—	—	(88)
Balance at August 31	$27,349	$27,349	$28,551

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent liability for uncertain income tax positions. At August 31, 2015 and 2014, the Company had accrued interest and penalties related to uncertain tax positions of $4.2 million and $3.4 million, respectively.

During the twelve months ending August 31, 2016, it is reasonably possible that the statute of limitations pertaining to positions of the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $17.8 million, which would reduce the provision for income taxes on earnings by $2.5 million.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2009 and forward
U.S. States — 2009 and forward
Foreign — 2008 and forward

The Company is under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded income tax liabilities as of August 31, 2015 sufficiently reflect the anticipated outcome of these examinations.

NOTE 15. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans provide for the issuance of incentive and non-qualified stock options, restricted stock and units, stock appreciation rights and performance-based awards. The Compensation Committee of CMC's Board of Directors (the "Compensation Committee") approves all awards that are granted under the Company's stock-based compensation plans. Stock-based compensation expense for the years ended August 31, 2015, 2014 and 2013 of $23.5 million, $18.1 million and $18.7 million, respectively, is mainly included in selling, general and administrative expenses on the Company's consolidated statements of earnings. As of August 31, 2015, total unrecognized compensation cost related to unvested stock-based compensation arrangements was $21.9 million, which is expected to be recognized over a weighted-average period of three years, except for certain restricted stock units granted during fiscal 2014, which will vest over a weighted-average period of four years.

The following table summarizes the total awards granted:

	Stock Options/SARs	Restricted Stock Awards/Units	Performance Awards
2015 Grants	—	987,574	462,496
2014 Grants	—	1,191,544	450,233
2013 Grants	244,403	1,149,696	640,002

As of August 31, 2015, CMC had 12,744,798 shares available for future grants.

Restricted Stock Units

Restricted stock units issued under the Company's stock-based compensation plans provide that shares awarded may not be sold, transferred, pledged or assigned until service-based restrictions have lapsed. The restricted stock units granted to U.S. employees generally vest and are converted to CMC common stock in three equal installments on each of the first three anniversaries of the date of grant. The restricted stock units granted to non-U.S. employees generally vest and are settled in cash in three equal installments on each of the first three anniversaries of the date of grant. Generally, upon termination of employment, restricted stock awards that have not vested are forfeited. Upon death, disability or qualifying retirement, a pro-rata portion of the unvested restricted stock awarded will vest and become payable.

Certain restricted stock units granted during fiscal 2014 will vest and either convert to CMC common stock or settle in cash after a specified service period; 25% vest two years from the date of grant; 25% vest three years from the date of grant; and the remaining 50% vest four years from the date of grant.

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

Performance Stock Units

Performance stock units issued under the Company's stock-based compensation plans provide that shares awarded may not be sold, transferred, pledged or assigned until service-based restrictions have lapsed and any performance objectives have been attained as established by the Compensation Committee. Recipients of these awards generally must be actively employed by and providing services to the Company on the last day of the performance period in order to receive an award payout. Upon death, disability or qualifying retirement, a pro-rata portion of the performance stock units will vest and become payable at the end of the performance period.

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

Performance targets established by the Compensation Committee for performance stock units awarded in fiscal years 2015, 2014 and 2013 are weighted 75% based on the Company's cumulative EBITDA targets and positive return on invested capital ("ROIC") for the fiscal year in which the awards were granted and the succeeding two fiscal years, as approved by CMC's Board of Directors in the respective year's business plan, and 25% based on a three year relative total stockholder return metric. Performance stock units awarded to U.S. participants will be settled in CMC common stock. Award payouts range from a threshold of 50% to a maximum of 200% for each portion of the target awards. The performance stock units awarded in fiscal years 2015 and 2014 associated with the cumulative EBITDA targets have been classified as liability awards since the final EBITDA target will not be set until the third year of the performance period. Consequently, these awards are included in accrued expenses and other payables on the Company's consolidated balance sheets. The fair value of these performance stock units is remeasured each reporting period and is recognized ratably over the service period. The performance stock units awarded in fiscal 2013, as well as the performance stock units associated with the total stockholder return metric were valued at fair value on the date of grant using the Monte Carlo pricing model and are included in equity on the Company's consolidated balance sheets.

Performance stock units awarded to non-U.S. participants in fiscal 2015, 2014 and 2013 will be settled in cash. The fair value of the performance stock units is remeasured each reporting period and is recognized ratably over the service period. The liability related to these awards is included in accrued expenses and other payables on the Company's consolidated balance sheets.

In fiscal 2014, the Company reassessed the probability of achieving the specified performance conditions related to performance stock units awarded in fiscal 2012 and determined the Company did not meet the EBITDA and return on net assets ("RONA") targets at the end of the service period. As a result, the compensation cost previously recognized for these performance stock units was reversed in fiscal 2014.

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

Information for restricted stock units and performance stock units, excluding the cash component, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Outstanding as of September 1, 2012	1,683,572	$13.16
Granted	1,159,451	13.60
Vested	(537,303)	13.35
Forfeited	(398,302)	12.22
Outstanding as of August 31, 2013	1,907,418	13.57
Granted	1,275,355	16.89
Vested	(737,870)	13.55
Forfeited	(364,323)	14.94
Outstanding as of August 31, 2014	2,080,580	15.37
Granted	1,468,696	15.79
Vested	(712,279)	14.33
Forfeited	(103,663)	15.51
Outstanding as of August 31, 2015	2,733,334	$15.86

The total fair value of shares vested during fiscal years 2015, 2014 and 2013 was $10.2 million, $10.0 million and $7.2 million, respectively.

The Company granted 392,517 and 390,562 equivalent shares of restricted stock units and performance stock units accounted for as liability awards during the years ended August 31, 2015 and 2014, respectively. As of August 31, 2015, the Company had 898,259 equivalent shares of awards outstanding and expects 853,345 equivalent shares to vest.

Stock Appreciation Rights and Stock Options

Stock appreciation rights and stock options are awarded to certain employees with an exercise price equal to the market value of CMC common stock on the date of grant. No stock appreciation rights or stock options were granted during the years ended August 31, 2015 and 2014. Stock appreciation rights and stock options issued during the year ended August 31, 2013 are exercisable ratably over the three year vesting period and have a contractual term of seven years. The estimated fair value of stock appreciation rights and stock options granted under the Company's plans during the year ended August 31, 2013 of $0.6 million was estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

2013
Risk-free interest rate	0.41%
Expected life, years	3.0
Expected volatility	43%
Expected dividend yield	3.40%
Weighted average grant-date fair value per share	$3.38

Combined activity for the Company's stock appreciation rights and stock options, excluding the cash component, is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of September 1, 2012	2,930,492	$24.81
Granted	185,004	14.25
Exercised	(4,105)	11.60
Forfeited/Expired	(457,961)	24.91
Outstanding as of August 31, 2013	2,653,430	$24.07	2.8	$2,867,175
Exercised	(223,473)	11.84
Forfeited/Expired	(992,926)	32.93
Outstanding as of August 31, 2014	1,437,031	$19.85	2.7	$4,384,668
Exercised	(142,604)	11.80
Forfeited/Expired	(452,210)	35.10
Outstanding as of August 31, 2015	842,217	$13.04	2.7	$2,243,765
Exercisable at August 31, 2015	789,498	$12.95	2.6	$2,168,298
Remaining unvested stock appreciation rights and stock options expected to vest	50,083	$14.27

The total intrinsic value of stock appreciation rights and stock options exercised during fiscal 2014 was $1.7 million. The aggregate intrinsic value of stock appreciation rights and stock options exercised during fiscal 2015 and 2013 was not material.

Information related to stock appreciation rights and stock options as of August 31, 2015 is summarized below:

			Stock Appreciation Rights and Stock Options Outstanding			Stock Appreciation Rights and Stock Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$11.00	-	14.68	720,511	2.7	$12.40	671,027	2.6	$12.27
$16.54	-	16.83	121,706	2.5	$16.81	118,471	2.5	$16.81
			842,217	2.7	$13.04	789,498	2.6	$12.95

No cash-settled stock appreciation rights were granted during the years ended August 31, 2015 and 2014. As of August 31, 2015, the Company had 72,439 equivalent shares of cash-settled stock appreciation rights outstanding and expects 68,817 equivalent shares of cash-settled stock appreciation rights to vest.

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

Stock Purchase Plan

Almost all U.S. resident employees with one year of service at the beginning of each calendar year may participate in the Company's employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors established the purchase discount of 15% based on market prices on specified dates for the years ended August 31, 2015, 2014 and 2013. Yearly activity of the stock purchase plan is as follows:

	2015	2014	2013
Shares subscribed	198,710	228,780	281,460
Price per share	$13.73	$16.97	$12.61
Shares purchased	172,170	221,570	211,580
Price per share	$16.96	$12.61	$11.85
Shares available for future issuance	3,810,924

NOTE 16. CAPITAL STOCK

Treasury Stock

On October 27, 2014, CMC's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of CMC's outstanding shares of common stock. This new program replaced the existing program, which has been terminated by the Company's Board of Directors in connection with the approval of the new program. The new share repurchase program does not require the Company to acquire any dollar amount or number of shares of CMC's common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. CMC did not purchase any shares under the previous share repurchase program during the year ended August 31, 2015. Under the new share repurchase program, CMC purchased 2,902,218 shares during the year ended August 31, 2015 and had remaining authorization to purchase $58.2 million of its common stock at August 31, 2015.

CMC did not purchase any shares during the year ended August 31, 2014.

Preferred Stock

Preferred stock has a par value of $1.00 per share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series have such rights and preferences as may be fixed by CMC's Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

NOTE 17. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by a defined contribution retirement plan. This tax qualified plan is maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also provides certain eligible executives benefits pursuant to its BRP Plan equal to amounts that would have been available under the tax qualified ERISA plan, but were subject to the limitations of ERISA, tax laws and regulations. Company expenses, a portion of which are discretionary, for these plans were $9.7 million, $19.3 million and $15.9 million for the years ended August 31, 2015, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

The deferred compensation liability under the BRP Plan was $72.3 million and $78.0 million at August 31, 2015 and 2014, respectively, and is included in other long-term liabilities on the Company's consolidated balance sheets. Though under no obligation to fund the plan, the Company has segregated assets in a trust with a current value of $66.6 million and $69.5 million at August 31, 2015 and 2014, respectively, and such assets are included in other long-term assets on the Company's consolidated balance sheets. The net holding gain (loss) on these segregated assets was not material for the year ended August 31, 2015 and was $13.3 million and $9.9 million for the years ended August 31, 2014 and 2013, respectively, and is included in net sales in the Company's consolidated statements of earnings.

A certain number of employees, primarily outside of the U.S., participate in defined benefit plans that are maintained in accordance with local regulations. The Company's expenses for these plans were $0.7 million, $2.0 million and $3.6 million for the years ended August 31, 2015, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of earnings. The Company recognizes the unfunded status of the defined benefit plans as a liability with a corresponding reduction to accumulated other comprehensive income, net of income taxes. At August 31, 2015 and 2014, the Company's liability related to the unfunded status of the defined benefit plans was $1.5 million and $2.4 million, respectively, and is included in other long-term liabilities on the Company's consolidated balance sheets.

Because the defined benefit pension plans are not material to the Company's consolidated financial statements, disclosures that would have otherwise been required by U.S. GAAP have been omitted.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Minimum lease commitments payable by the Company for noncancelable operating leases are as follows:

Year Ending August 31,	(in thousands)
2016	$30,390
2017	25,648
2018	18,949
2019	14,785
2020	9,119
Thereafter	19,236
Total	$118,127

Total rental expense was $52.8 million, $46.8 million and $46.6 million in fiscal years 2015, 2014 and 2013, respectively.

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

In the third quarter of fiscal 2015, the Company recorded a $45.5 million benefit as a result of a termination of a contract with a customer and is included in net sales on the Company's consolidated statements of earnings for fiscal 2015.

On September 18, 2008, we were served with a purported class action antitrust lawsuit alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against nine steel manufacturing companies, including CMC.  On March 14, 2014, the Company entered into a final settlement agreement with the plaintiffs. As part of that final settlement, in April 2014, the Company paid approximately $4 million to the plaintiffs in consideration for the full and final release of all claims of the plaintiffs. The Company maintains that the claims lacked merit and that it has full and complete defenses to all of the claims asserted against it. However, the Company agreed to enter into the settlement agreement to avoid further expense, inconvenience, and distraction of burdensome and protracted litigation. On October 17, 2014, the court granted final approval of the settlement.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party ("PRP") at several sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At August 31, 2015 and 2014, the Company had $1.0 million and $0.7 million, respectively, accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $4.3 million and $6.2 million as of August 31, 2015 and 2014, of which $2.4 million and $2.3 million were classified as other long-term liabilities as of August 31, 2015 and 2014. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

Management believes that adequate provisions have been made in the Company's consolidated financial statements for the potential impact of these contingencies, and that the outcomes of the suits and proceedings described above, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the business, results of operations or financial condition of the Company.

NOTE 19. EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of basic and diluted earnings per share from continuing operations were as follows:

	August 31,
	2015	2014	2013
Earnings from continuing operations	$161,322	$109,091	$104,723

Basic earnings per share:
Shares outstanding for basic earnings per share	116,527,265	117,496,270	116,677,836

Basic earnings per share from continuing operations attributable to CMC	$1.39	$0.93	$0.90

Diluted earnings per share:
Shares outstanding for basic earnings per share	116,527,265	117,496,270	116,677,836

Effect of dilutive securities:
Stock-based incentive/purchase plans	1,422,633	1,110,836	875,116
Shares outstanding for diluted earnings per share	117,949,898	118,607,106	117,552,952

Diluted earnings per share from continuing operations attributable to CMC	$1.37	$0.92	$0.89

Anti-dilutive shares not included above	371,273	679,916	1,492,206
_______________________
All stock options and stock appreciation rights expire during fiscal 2020.
The Company's restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.

NOTE 20. ACCRUED EXPENSES AND OTHER PAYABLES

Significant accrued expenses and other payables were as follows:

	August 31,
(in thousands)	2015	2014
Salaries and incentive compensation	$97,968	$115,840
Taxes other than income taxes	41,433	39,998
Advance billings on contracts	30,412	41,645
Insurance	23,123	25,239
Inventory	7,113	17,181

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

The Company structures its business into the following five reporting segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. See Note 1, Nature of Operations, for more information about the reporting segments, including the types of products and services from which each reporting segment derives its net sales.

Corporate contains expenses of the Company's corporate headquarters and interest expense related to its long-term debt.

The financial information presented for the Americas Mills segment excludes Howell. Additionally, the financial information presented for the International Marketing and Distribution segment excludes the operations of the Australian steel distribution business. These operations have been classified as discontinued operations in the consolidated statements of earnings. See Note 10, Businesses Held for Sale, Discontinued Operations and Dispositions for more information.

The Company uses adjusted operating profit, a non-GAAP financial measure, to compare and to evaluate the financial performance of its segments. Adjusted operating profit is the sum of the Company's earnings from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
2015
Net sales-unaffiliated customers	$887,068	$1,048,063	$1,612,084	$626,219	$1,814,319	$852	$—	$5,988,605
Intersegment sales	135,553	793,749	12,154	32	83,298	—	(1,024,786)	—
Net sales	1,022,621	1,841,812	1,624,238	626,251	1,897,617	852	(1,024,786)	5,988,605
Adjusted operating profit (loss)	(18,637)	304,272	39,183	17,555	57,885	(77,832)	1,409	323,835
Interest expense*	2,628	4,207	8,864	2,620	9,096	50,345	—	77,760
Capital expenditures**	12,811	67,203	14,883	15,413	296	5,194	—	115,800
Depreciation and amortization***	24,954	46,780	19,094	28,211	2,551	20,752	—	142,342
Total assets****	251,793	672,322	687,884	403,706	802,007	1,075,642	(552,577)	3,340,777
2014
Net sales-unaffiliated customers	$1,176,907	$1,198,249	$1,523,573	$822,224	$2,055,202	$14,283	$—	$6,790,438
Intersegment sales	190,163	793,085	13,912	969	65,335	—	(1,063,464)	—
Net sales	1,367,070	1,991,334	1,537,485	823,193	2,120,537	14,283	(1,063,464)	6,790,438
Adjusted operating profit (loss)	(3,222)	247,703	6,196	30,632	24,027	(72,347)	(302)	232,687
Interest expense*	2,700	7,059	10,222	4,608	6,924	45,524	—	77,037
Capital expenditures**	16,771	31,781	13,798	30,770	1,122	6,907	—	101,149
Depreciation and amortization***	16,424	45,392	19,192	32,776	2,500	21,243	—	137,527
Total assets****	296,564	647,437	691,765	466,449	803,263	1,100,995	(469,093)	3,537,380
2013
Net sales-unaffiliated customers	$1,225,604	$1,060,337	$1,427,785	$819,889	$2,055,623	$11,832	$—	$6,601,070
Intersegment sales	166,145	759,183	14,906	6,155	38,554	—	(984,943)	—
Net sales	1,391,749	1,819,520	1,442,691	826,044	2,094,177	11,832	(984,943)	6,601,070
Adjusted operating profit (loss)	3,170	204,333	28,033	890	63,327	(66,453)	848	234,148
Interest expense*	9	(101)	83	992	3,200	64,256	—	68,439
Capital expenditures**	21,261	37,216	5,605	15,155	864	7,552	—	87,653
Depreciation and amortization***	13,453	42,925	22,302	33,238	2,387	21,096	—	135,401
Total assets****	309,599	598,478	631,510	487,613	724,963	1,075,594	(496,058)	3,331,699
________________________
* Includes intercompany interest expense (income) in the segments and is all eliminated within Corporate.
** Excludes capital expenditures from discontinued operations that were immaterial for the year ended August 31, 2015, 2014 and 2013.
*** Includes asset impairment charges.
**** Excludes total assets from discontinued operations of $31.5 million at August 31, 2015, $151.1 million at August 31, 2014 and $163.1 million at August 31, 2013.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Year Ended August 31,
(in thousands)	2015	2014	2013
Earnings from continuing operations	$161,322	$109,091	$104,723
Income taxes	83,206	42,724	57,979
Interest expense	77,760	77,037	68,439
Discounts on sales of accounts receivable	1,547	3,835	3,007
Adjusted operating profit from continuing operations	$323,835	$232,687	$234,148

The following represents the Company's external net sales from continuing operations by major product and geographic area:

	Year Ended August 31,
(in thousands)	2015	2014	2013
Major product information:
Steel products	$4,084,092	$4,500,093	$4,033,286
Industrial materials	566,323	659,251	928,472
Nonferrous scrap	536,856	639,961	682,611
Ferrous scrap	428,192	659,578	646,263
Construction materials	220,232	199,154	189,046
Nonferrous products	10,443	8,761	5,674
Other	142,467	123,640	115,718
Net sales	$5,988,605	$6,790,438	$6,601,070

	Year Ended August 31,
(in thousands)	2015	2014	2013
Geographic area:
United States	$4,199,789	$4,510,080	$4,107,231
Europe	1,006,204	1,215,150	1,108,196
Asia	578,755	786,512	1,094,458
Australia/New Zealand	121,403	175,756	199,603
Other	82,454	102,940	91,582
Net sales	$5,988,605	$6,790,438	$6,601,070

The following table represents long-lived assets by geographic area:

	August 31,
(in thousands)	2015	2014	2013
United States	$866,421	$871,326	$868,643
Europe	189,796	243,280	239,899
Asia	7,692	8,814	7,618
Australia/New Zealand	1,292	11,309	12,446
Total long-lived assets	$1,065,201	$1,134,729	$1,128,606

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 2015 and 2014 was as follows:

	Three Months Ended Fiscal 2015
(in thousands except per share data)	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales*	$1,679,990	$1,391,117	$1,506,002	$1,411,496
Gross profit*	186,221	221,414	235,958	131,809
Net earnings (loss) attributable to CMC	36,253	54,451	56,681	(5,751)
Basic EPS attributable to CMC	0.31	0.47	0.49	(0.05)
Diluted EPS attributable to CMC	0.30	0.46	0.49	(0.05)

	Three Months Ended Fiscal 2014
(in thousands except per share data)	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales*	$1,617,075	$1,597,461	$1,738,593	$1,837,309
Gross profit*	176,873	142,356	178,419	183,452
Net earnings attributable to CMC	45,919	11,143	23,563	34,926
Basic EPS attributable to CMC	0.39	0.09	0.20	0.29
Diluted EPS attributable to CMC	0.39	0.09	0.20	0.29
_________________________
* Excludes divisions classified as discontinued operations. See Note 10, Businesses Held for Sale, Discontinued Operations and Dispositions.

Effective September 1, 2014, the Company changed its method of determining its interim LIFO inventory reserve from the complete quarterly LIFO valuation method to the expected annual LIFO valuation method. Under the expected annual LIFO valuation method, interim LIFO expense or income is based on management's current estimates of inventory costs and quantities at fiscal year end, and that annual estimate is recorded ratably over the remainder of the fiscal year. The Company updated its estimate at each fiscal quarter end, resulting in pre-tax LIFO income of $6.2 million, $72.5 million and $37.1 million for the three months ended November 30, 2014, February 28, 2015 and May 31, 2015, respectively. The actual full fiscal year LIFO result differed from management's estimates of inventory costs and quantities during the interim periods. Accordingly, the Company recorded pre-tax LIFO expense of $36.5 million for the three months ended August 31, 2015, resulting in pre-tax LIFO income of $79.3 million for fiscal 2015.

NOTE 23. RELATED PARTY TRANSACTIONS

The Company had no significant related party transactions for the years ended August 31, 2015, 2014 and 2013.

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

(b) Management's Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2015, our internal control over financial reporting was effective. Our Management's Report on Internal Control Over Financial Reporting, as of August 31, 2015, can be found on page 44 of this Annual Report on Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting can be found on page 45 of this Annual Report on Form 10-K, each of which is incorporated by reference into this Item 9A.

(c) Changes in Internal Control Over Financial Reporting. No change to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 27, 2015, CMC’s Board of Directors approved and adopted the Third Amended and Restated Bylaws of the Company (the “Bylaws”). The Bylaws are identical to the Second Amended and Restated Bylaws of the Company in all material respects except that:

•
Article II, Section 9 of the Bylaws provides for a majority voting standard in uncontested director elections. Under the new majority voting standard, a nominee for director in an uncontested election shall be elected to CMC’s Board of Directors by a vote of a majority of the votes cast with respect to that director’s election. For purposes of these provisions, the “majority of the votes cast” means that the number of shares voted “for” a director nominee’s election exceeds the number of shares voted “against” such director nominee’s election. In any contested election of directors (as defined in the Bylaws), directors will continue to be elected by plurality vote; and

•
Article XII, Section 8 of the Bylaws provides that, unless a majority of CMC’s Board of Directors consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or to the Company’s stockholders, (iii) any action asserting a claim against the Company or any of its directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law, the restated certificate of incorporation of the Company or the Bylaws or (iv) any action asserting a claim against the Company or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware, in all cases subject to the court’s having personal jurisdiction over all indispensable parties named as defendants (the "forum selection amendment"). If the Court of Chancery of the State of Delaware does not have jurisdiction over such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state court located within the State of Delaware; if no state court located within the State of Delaware has jurisdiction, the sole and exclusive forum for such action or proceeding shall be the federal district court for the District of Delaware.

CMC’s Board of Directors believes that the forum selection amendment is in the best interests of the Company’s stockholders because, among other reasons, Delaware courts have developed expertise in resolving disputes regarding corporate litigation and because Delaware is the same state in which the Company is incorporated. Focusing litigation in one jurisdiction avoids unnecessary risk, uncertainty and expense from potentially concurrent multi-jurisdictional litigation. CMC’s Board of Directors expects the exclusive forum to result in a more predictable outcome in those legal actions covered by the forum selection amendment and to avoid unnecessary expenditure of Company resources. The forum selection amendment does not preclude any type of legal actions against the Company or its directors or officers; rather, it directs certain legal actions to a single jurisdiction that is focused on and experienced with Delaware law, with the goal of securing a more efficient and effective resolution of those legal actions. The forum selection amendment also preserves the ability of the Company to consent to the selection of an alternative forum.

In connection with the amendments to CMC’s Bylaws, CMC’s Board of Directors also approved amendments to CMC’s Corporate Governance Guidelines to implement a director resignation policy. The director resignation policy provides that any incumbent director who is not re-elected in an election in which majority voting applies shall tender his or her resignation promptly following the certification of the shareholders’ vote. Such resignation will be effective only upon the acceptance of such resignation by CMC’s Board of Directors. The Nominating and Corporate Governance Committee of CMC’s Board of Directors (the “Governance Committee”) shall recommend to CMC’s full Board of Directors whether to accept or reject the resignation offer or whether other action should be taken with respect thereto; CMC’s Board of Directors shall act on the Governance Committee’s recommendation within 120 days following certification of the shareholders’ vote and shall promptly disclose its decision regarding whether to accept the director’s resignation offer.

The Bylaws and the amendment to the Corporate Governance Guidelines were effective immediately upon adoption by CMC’s Board of Directors on October 27, 2015. The foregoing description of the amendments effectuated by the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3(ii) to this Annual Report on Form 10-K and is incorporated herein by reference. The foregoing description of the amendment to the Corporate Governance Guidelines does not purport to be complete and is qualified in its entirety by reference to the full text of the Corporate Governance Guidelines, as amended, a copy of which is available on our website at www.cmc.com. Except to the extent explicitly stated herein, the information on the Company’s website is not incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for our 2016 annual meeting of stockholders (such proxy statement, the "2016 Proxy Statement"). Such information will be included in the 2016 Proxy Statement under the captions "Election of Directors," "Certain Relationships and Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee Report" and "Corporate Governance; Board and Committee Matters." Information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K and incorporated herein by reference.

Code of Ethics

We have adopted a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and any of our other officers that may function as a Chief Accounting Officer. Our Financial Code of Ethics is available on our website (www.cmc.com), and we intend to post any amendments to or waivers from our Financial Code of Ethics on our website to the extent applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller or any other officer that may function as a Chief Accounting Officer. We hereby undertake to provide to any person without charge, upon request, a copy of our Financial Code of Ethics. Requests may be directed to Commercial Metals Company, 6565 N. MacArthur Blvd., Suite 800, Irving, Texas 75039, Attention: Corporate Secretary, or by calling (214) 689-4300.

ITEM 11. EXECUTIVE COMPENSATION

Information required in response to this Item 11 is incorporated by reference into this Annual Report on Form 10-K from our 2016 Proxy Statement. Such information will be included in the 2016 Proxy Statement under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated by reference into this Annual Report on Form 10-K from the 2016 Proxy Statement. Such information will be included in the 2016 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

To the extent applicable, information required in response to this Item 13 is incorporated by reference into this Annual Report on Form 10-K from the 2016 Proxy Statement. Such information will be included in the 2016 Proxy Statement under the caption "Certain Relationships and Related Person Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated by reference into this Annual Report on Form 10-K from the 2016 Proxy Statement. Such information will be included in the 2016 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. All financial statements are included in Item 8 above.

2. Financial statement schedule: The following financial statement schedule is attached to this Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because they are not applicable, they are not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

EXHIBIT
NO.	DESCRIPTION
2(a)†
Stock Purchase Agreement, dated October 17, 2013, by and among Commercial Metals Company, Howell Metal Company and Mueller Copper Tube Products, Inc. (filed as Exhibit 10(i) to Commercial Metals Company's Current Report on Form 8-K filed October 23, 2013 and incorporated herein by reference).

3(i)(a)
Restated Certificate of Incorporation dated August 29, 1946 (filed as Exhibit 3(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

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

3(i)(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Third Amended and Restated Bylaws (filed herewith).

4(i)(a)
Indenture, dated July 31, 1995, by and between Commercial Metals Company and Chase Manhattan Bank as trustee (filed as Exhibit 4(i)(a) to Commercial Metals Company's Amendment No. 1 to Registration Statement on Form S-4 filed April 26, 2004 and incorporated herein by reference).

4(i)(b)
Indenture, dated May 6, 2013, by and between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company's Registration Statement on Form S-3 filed May 6, 2013 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
4(i)(c)
Form of Note for Commercial Metals Company's 6.50% Senior Notes due 2017 (filed as Exhibit 4(i)(e) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007 and incorporated herein by reference).

4(i)(d)
Form of Note for Commercial Metals Company's 7.35% Senior Notes due 2018 (filed as Exhibit 4(i)(g) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2008 and incorporated herein by reference).

4(i)(e)	Form of 4.875% Senior Note due 2023 (filed as Exhibit 4.2 to Commercial Metals Company's Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

4(i)(f)
Supplemental Indenture, dated July 17, 2007, to Indenture, dated July 31, 1995, by and between Commercial Metals Company and The Bank of New York Trust Company, N. A., as trustee (filed as Exhibit 4.1 to Commercial Metals Company's Current Report on Form 8-K filed July 17, 2007 and incorporated herein by reference).

4(i)(g)
Supplemental Indenture, dated August 4, 2008, to Indenture, dated July 31, 1995, by and between Commercial Metals Company and The Bank of New York Mellon Trust Company, N. A., as trustee (filed as Exhibit 4.1 to Commercial Metals Company's Current Report on Form 8-K filed August 5, 2008 and incorporated herein by reference).

4(i)(h)
First Supplemental Indenture, dated May 20, 2013, to Indenture, dated May 6, 2013, by and between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company's Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

10(ii)(a)
Fourth Amended and Restated Credit Agreement, dated June 26, 2014, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2014 and incorporated herein by reference).

10(ii)(b)
Receivables Sale Agreement, dated April 5, 2011, by and between Commercial Metals Company and several of its subsidiaries and CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company) (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(c)
Receivables Purchase Agreement, dated April 5, 2011, by and among Commercial Metals Company, CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), certain purchasers and Wells Fargo Bank, N.A., as administrative agent for the purchasers (filed as Exhibit 10.4 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(d)
Performance Undertaking, dated April 5, 2011, executed by Commercial Metals Company in favor of CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company) (filed as Exhibit 10.5 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(e)
Amendment No. 1 to Receivables Purchase Agreement, dated December 28, 2011, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., The Bank of Nova Scotia and Liberty Street Funding LLC (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed January 3, 2012 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION
10(ii)(f)
Omnibus Amendment No. 1 (Amendment No. 2 to Receivables Sale Agreement, Amendment No. 2 to Receivables Purchase Agreement, and Amendment No. 2 to Performance Undertaking), dated May 3, 2013, by and among Commercial Metals Company, individually and as provider of the Performance Undertaking, CMC Cometals Processing, Inc., Howell Metal Company, Structural Metals, Inc., CMC Steel Fabricators, Inc., SMI Steel LLC, SMI-Owen Steel Company, Inc., Owen Electric Steel Company of South Carolina, AHT, Inc., CMC Receivables, Inc., Liberty Street Funding LLC, The Bank of Nova Scotia, individually and in its capacity as administrator of the Liberty Street Funding Group, and Wells Fargo Bank, N.A., individually and as administrative agent (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 and incorporated herein by reference).

10(ii)(g)
Omnibus Amendment No. 2 (Amendment No. 3 to Receivables Sale Agreement, Amendment No. 3 to Receivables Purchase Agreement, and Amendment No. 3 to Performance Undertaking), dated August 15, 2014, by and among the Company, as servicer and provider of the Performance Undertaking, certain subsidiaries of the Company parties thereto, as originators, CMC Receivables, Inc., the conduit purchasers party thereto, the committed purchasers party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch in its capacity as administrator of the Nieuw Amsterdam Funding Group, BMO Capital Markets Corp. in its capacity as administrator of the Fairway Funding Group and Wells Fargo Bank, N.A., as a committed purchaser and as administrative agent (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed August 21, 2014 and incorporated herein by reference).

10(iii)(a)*
Key Employee Long-Term Performance Plan description (filed as Exhibit 10(iii)(d) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(b)*
Key Employee Annual Incentive Plan description (filed as Exhibit 10(iii)(e) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(c)*
Second Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(a) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(d)*
Amendment Number One to the Second Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10.3 to Commercial Metals Company's Current Report on Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(e)*
Commercial Metals Company 1996 Long-Term Incentive Plan (filed as Exhibit 10(iii)(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(f)*
Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10(iii)(b) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(g)*
Amendment Number One to Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(h)*
Commercial Metals Company 2010 Employee Stock Purchase Plan (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(i)*
Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

10(iii)(j)*	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION

10(iii)(k)*
Form of Non-Employee Director Stock Appreciation Rights Agreement (filed as Exhibit 10(iii)(q) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(l)*
Form of Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10 (iii)(x) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(m)*
Form of Restricted Stock Unit Agreement (filed as Exhibit 10 (iii)(y) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(n)*
Form of Long-Term Cash and Equity Award Agreement (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 and incorporated herein by reference).

10(iii)(o)*
Form of Long-Term Equity Award Agreement (filed as Exhibit 10.2 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 and incorporated herein by reference).

10(iii)(p)*
Employment Agreement, dated April 16, 2010, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.4 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 and incorporated herein by reference).

10(iii)(q)*
First Amendment to Employment Agreement, dated April 8, 2011, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed April 11, 2011 and incorporated herein by reference).

10(iii)(r)*
Second Amendment to Employment Agreement, dated May 26, 2011, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.6 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(s)*
Third Amendment to Employment Agreement, dated September 1, 2011, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10(iii)(dd) to Commercial Metals Company's Annual Report on Form 10-K for the year ended August 31, 2011 and incorporated herein by reference).

10(iii)(t)*
Terms and Conditions of Employment, dated May 3, 2011, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Commercial Metals Company (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31(a)	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)
Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

EXHIBIT
NO.	DESCRIPTION
32(b)
Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements (filed herewith).

† The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

*	Denotes management contract or compensatory plan.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions			Deductions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Year Ended August 31, 2015
Allowance for doubtful accounts	$5,908	4,142	306	(1)	(661)	(662)	(2)	$9,033
Deferred tax valuation allowance	69,762	17,746			(7,543)			79,965
Year Ended August 31, 2014
Allowance for doubtful accounts	$10,042	647	842	(1)	(1,544)	(4,079)	(2)	$5,908
Deferred tax valuation allowance	48,837	24,964			(4,039)			69,762
Year ended August 31, 2013
Allowance for doubtful accounts	$9,480	4,980	193	(1)	(550)	(4,061)	(2)	$10,042
Deferred tax valuation allowance	$25,779	25,119			(2,061)			$48,837

(1)	Recoveries and translation adjustments.

(2)
Uncollectable accounts charged to the allowance. For the years ended August 31, 2015, 2014 and 2013, $(1,695), $(1,010) and $(1,163) were reclassified to the fair value of the deferred purchase price under our sale of receivables program, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Joseph Alvarado
Joseph Alvarado
Chairman of the Board, President and Chief Executive Officer
Date: October 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph Alvarado	/s/ Sarah E. Raiss

Joseph Alvarado, October 30, 2015	Sarah E. Raiss, October 30, 2015
Chairman of the Board, President and Chief Executive Officer	Director

/s/ Richard B. Kelson	/s/ J. David Smith

Richard B. Kelson, October 30, 2015	J. David Smith, October 30, 2015
Lead Director	Director

/s/ Vicki L. Avril	/s/ Charles L. Szews

Vicki L. Avril, October 30, 2015	Charles L. Szews, October 30, 2015
Director	Director

/s/ Rhys J. Best	/s/ Joseph C. Winkler

Rhys J. Best, October 30, 2015	Joseph C. Winkler, October 30, 2015
Director	Director

/s/ Robert L. Guido	/s/ Barbara R. Smith

Robert L. Guido, October 30, 2015	Barbara R. Smith, October 30, 2015
Director	Senior Vice President and Chief Financial Officer

/s/ Anthony A. Massaro	/s/ Adam R. Hickey

Anthony A. Massaro, October 30, 2015	Adam R. Hickey, October 30, 2015
Director	Vice President and Controller

/s/ Rick J. Mills

Rick J. Mills, October 30, 2015
Director

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
2(a)†
Stock Purchase Agreement, dated October 17, 2013, by and among Commercial Metals Company, Howell Metal Company and Mueller Copper Tube Products, Inc. (filed as Exhibit 10(i) to Commercial Metals Company's Current Report on Form 8-K filed October 23, 2013 and incorporated herein by reference).

3(i)(a)
Restated Certificate of Incorporation dated August 29, 1946 (filed as Exhibit 3(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

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

3(i)(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Third Amended and Restated Bylaws (filed herewith).

4(i)(a)
Indenture, dated July 31, 1995, by and between Commercial Metals Company and Chase Manhattan Bank as trustee (filed as Exhibit 4(i)(a) to Commercial Metals Company's Amendment No. 1 to Registration Statement on Form S-4 filed April 26, 2004 and incorporated herein by reference).

4(i)(b)
Indenture, dated May 6, 2013, by and between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company's Registration Statement on Form S-3 filed May 6, 2013 and incorporated herein by reference).

4(i)(c)
Form of Note for Commercial Metals Company's 6.50% Senior Notes due 2017 (filed as Exhibit 4(i)(e) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007 and incorporated herein by reference).

4(i)(d)
Form of Note for Commercial Metals Company's 7.35% Senior Notes due 2018 (filed as Exhibit 4(i)(g) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2008 and incorporated herein by reference).

4(i)(e)	Form of 4.875% Senior Note due 2023 (filed as Exhibit 4.2 to Commercial Metals Company's Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

4(i)(f)
Supplemental Indenture, dated July 17, 2007, to Indenture dated July 31, 1995, by and between Commercial Metals Company and The Bank of New York Trust Company, N. A., as trustee (filed as Exhibit 4.1 to Commercial Metals Company's Current Report on Form 8-K filed July 17, 2007 and incorporated herein by reference).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

4(i)(g)
Supplemental Indenture, dated as of August 4, 2008, to Indenture, dated July 31, 1995, by and between Commercial Metals Company and The Bank of New York Mellon Trust Company, N. A., as trustee (filed as Exhibit 4.1 to Commercial Metals Company's Current Report on Form 8-K filed August 5, 2008 and incorporated herein by reference).

4(i)(h)
First Supplemental Indenture, dated May 20, 2013, to the Indenture, dated May 6, 2013, between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company's Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

10(ii)(a)
Fourth Amended and Restated Credit Agreement, dated June 26, 2014, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2014 and incorporated herein by reference).

10(ii)(b)
Receivables Sale Agreement, dated April 5, 2011, by and between Commercial Metals Company and several of its subsidiaries and CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company) (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(c)
Receivables Purchase Agreement, dated April 5, 2011, by and among Commercial Metals Company, CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company), certain purchasers and Wells Fargo Bank, N.A., as administrative agent for the purchasers (filed as Exhibit 10.4 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(d)
Performance Undertaking, dated April 5, 2011, executed by Commercial Metals Company in favor of CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company) (filed as Exhibit 10.5 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(ii)(e)
Amendment No. 1 to Receivables Purchase Agreement, dated December 28, 2011, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., The Bank of Nova Scotia and Liberty Street Funding LLC (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed January 3, 2012 and incorporated herein by reference).

10(ii)(f)
Omnibus Amendment No. 1 (Amendment No. 2 to Receivables Sale Agreement, Amendment No. 2 to Receivables Purchase Agreement, and Amendment No. 2 to Performance Undertaking), dated May 3, 2013, by and among Commercial Metals Company, individually and as provider of the Performance Undertaking, CMC Cometals Processing, Inc., Howell Metal Company, Structural Metals, Inc., CMC Steel Fabricators, Inc., SMI Steel LLC, SMI-Owen Steel Company, Inc., Owen Electric Steel Company of South Carolina, AHT, Inc., CMC Receivables, Inc., Liberty Street Funding LLC, The Bank of Nova Scotia, individually and in its capacity as administrator of the Liberty Street Funding Group, and Wells Fargo Bank, N.A., individually and as administrative agent (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 and incorporated herein by reference).

10(ii)(g)
Omnibus Amendment No. 2, (Amendment No. 3 to Receivables Sale Agreement, Amendment No. 3 to Receivables Purchase Agreement, and Amendment No. 3 to Performance Undertaking), dated August 15, 2014, by and among the Company, as servicer and provider of the Performance Undertaking, certain subsidiaries of the Company parties thereto, as originators, CMC Receivables, Inc., the conduit purchasers party thereto, the committed purchasers party thereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch in its capacity as administrator of the Nieuw Amsterdam Funding Group, BMO Capital Markets Corp. in its capacity as administrator of the Fairway Funding Group and Wells Fargo Bank, N.A., as a committed purchaser and as administrative agent (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed August 21, 2014 and incorporated herein by reference).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10(iii)(a)*
Key Employee Long-Term Performance Plan description (filed as Exhibit 10(iii)(d) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(b)*
Key Employee Annual Incentive Plan description (filed as Exhibit 10(iii)(e) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(c)*
Second Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(a) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(d)*
Amendment Number One to the Second Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10.3 to Commercial Metals Company's Current Report on Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(e)*
Commercial Metals Company 1996 Long-Term Incentive Plan (filed as Exhibit 10(iii)(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(f)*
Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10(iii)(b) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(g)*
Amendment Number One to Commercial Metals Company 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(h)*
Commercial Metals Company 2010 Employee Stock Purchase Plan (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(i)*
Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

10(iii)(j)*	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference).

10(iii)(k)*
Form of Non-Employee Director Stock Appreciation Rights Agreement (filed as Exhibit 10(iii)(q) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(l)*
Form of Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10 (iii)(x) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(m)*
Form of Restricted Stock Unit Agreement (filed as Exhibit 10 (iii)(y) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010 and incorporated herein by reference).

10(iii)(n)*
Form of Long-Term Cash and Equity Award Agreement (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 and incorporated herein by reference).

10(iii)(o)*
Form of Long-Term Equity Award Agreement (filed as Exhibit 10.2 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 and incorporated herein by reference).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10(iii)(p)*
Employment Agreement, dated April 16, 2010, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.4 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 and incorporated herein by reference).

10(iii)(q)*
First Amendment to Employment Agreement, dated April 8, 2011, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed April 11, 2011 and incorporated herein by reference).

10(iii)(r)*
Second Amendment to Employment Agreement, dated May 26, 2011, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.6 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(s)*
Third Amendment to Employment Agreement, dated September 1, 2011, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10(iii)(dd) to Commercial Metals Company's Annual Report on Form 10-K for the year ended August 31, 2011 and incorporated herein by reference).

10(iii)(t)*
Terms and Conditions of Employment, dated May 3, 2011, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Commercial Metals Company (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31(a)	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101
The following financial information from Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements (filed herewith).

† The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

*	Denotes management contract or compensatory plan.