Form 10-Q
period 2015-11-30
COMMERCIAL METALS CO
filed 2016-01-08
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of January 5, 2016 was 116,241,485.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,
(in thousands, except share data)	2015	2014
Net sales	$1,154,859	$1,679,990
Costs and expenses:
Cost of goods sold	997,242	1,500,067
Selling, general and administrative expenses	101,908	113,383
Interest expense	18,304	19,057
	1,117,454	1,632,507

Earnings from continuing operations before income taxes	37,405	47,483
Income taxes	11,772	13,218
Earnings from continuing operations	25,633	34,265

Loss from discontinued operations before income tax benefit	(572)	(2,102)
Income tax benefit	(2)	(21)
Loss from discontinued operations	(570)	(2,081)

Net earnings	25,063	32,184
Less net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to CMC	$25,063	$32,184

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.22	$0.29
Loss from discontinued operations	—	(0.02)
Net earnings	$0.22	$0.27

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.22	$0.29
Loss from discontinued operations	(0.01)	(0.02)
Net earnings	$0.21	$0.27

Cash dividends per share	$0.12	$0.12
Average basic shares outstanding	116,022,241	117,818,170
Average diluted shares outstanding	117,339,445	118,909,618
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2015	2014
Net earnings	$25,063	$32,184
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment and other	(21,995)	(27,284)
Net unrealized gain (loss) on derivatives:
Unrealized holding loss, net of income taxes of $(147) and $(284)	(9)	(525)
Reclassification for loss (gain) included in net earnings, net of income taxes of $(49) and $26	(118)	39
Net unrealized loss on derivatives, net of income taxes of $(196) and $(258)	(127)	(486)
Defined benefit obligation:
Net gain, net of income taxes of $0 and $4	—	8
Amortization of prior services, net of income taxes of $(1) and $1	(1)	(4)
Defined benefit obligation, net of income taxes of $(1) and $5	(1)	4
Other comprehensive loss	(22,123)	(27,766)
Comprehensive income	$2,940	$4,418
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	November 30, 2015	August 31, 2015
Assets
Current assets:
Cash and cash equivalents	$637,188	$485,323
Accounts receivable (less allowance for doubtful accounts of $9,855 and $9,033)	715,030	900,619
Inventories, net	794,702	880,484
Current deferred tax assets	4,370	3,310
Other current assets	93,256	93,643
Assets of businesses held for sale	14,892	17,008
Total current assets	2,259,438	2,380,387
Property, plant and equipment:
Land	74,971	75,086
Buildings and improvements	487,830	489,500
Equipment	1,650,671	1,670,755
Construction in process	62,586	59,241
	2,276,058	2,294,582
Less accumulated depreciation and amortization	(1,415,680)	(1,410,932)
	860,378	883,650
Goodwill	66,230	66,383
Other noncurrent assets	116,661	115,168
Total assets	$3,302,707	$3,445,588
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$222,228	$260,984
Accounts payable-documentary letters of credit	31,723	41,473
Accrued expenses and other payables	246,238	290,677
Notes payable	—	20,090
Current maturities of long-term debt	10,451	10,110
Liabilities of businesses held for sale	4,379	5,276
Total current liabilities	515,019	628,610
Deferred income taxes	51,373	55,803
Other long-term liabilities	94,727	101,919
Long-term debt	1,275,410	1,277,882
Total liabilities	1,936,529	2,064,214
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 116,232,191 and 115,635,338 shares	1,290	1,290
Additional paid-in capital	348,695	365,863
Accumulated other comprehensive loss	(135,658)	(113,535)
Retained earnings	1,384,653	1,373,568
Less treasury stock, 12,828,473 and 13,425,326 shares at cost	(232,951)	(245,961)
Stockholders' equity attributable to CMC	1,366,029	1,381,225
Stockholders' equity attributable to noncontrolling interests	149	149
Total stockholders' equity	1,366,178	1,381,374
Total liabilities and stockholders' equity	$3,302,707	$3,445,588
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2015	2014
Cash flows from (used by) operating activities:
Net earnings	$25,063	$32,184
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	31,991	33,859
Provision for losses on receivables, net	2,071	(95)
Stock-based compensation	6,266	5,728
Amortization of interest rate swaps termination gain	(1,899)	(1,899)
Deferred income taxes	(14,058)	(2,908)
Tax benefit from stock plans	(25)	(13)
Net gain on sales of assets and other	(2,830)	(467)
Write-down of inventories	2,657	—
Changes in operating assets and liabilities:
Accounts receivable	166,661	100,486
Advance payments on sale of accounts receivable programs, net	10,678	(88,201)
Inventories	78,700	(96,656)
Other assets	(3,963)	3,804
Accounts payable, accrued expenses and other payables	(76,449)	(61,448)
Other long-term liabilities	(5,290)	(4,270)
Net cash flows from (used by) operating activities	219,573	(79,896)

Cash flows from (used by) investing activities:
Capital expenditures	(11,169)	(22,450)
Proceeds from the sale of property, plant and equipment and other	2,813	882
Proceeds from the sale of subsidiaries	—	2,845
Net cash flows used by investing activities	(8,356)	(18,723)

Cash flows from (used by) financing activities:
Increase (decrease) in documentary letters of credit, net	(9,752)	32,410
Short-term borrowings, net change	(20,090)	(11,758)
Repayments on long-term debt	(2,909)	(2,444)
Stock issued under incentive and purchase plans, net of forfeitures	(7,628)	(2,981)
Treasury stock acquired	(4,555)	(9,341)
Cash dividends	(13,978)	(14,150)
Tax benefit from stock plans	25	13
Decrease in restricted cash	1	—
Net cash flows used by financing activities	(58,886)	(8,251)
Effect of exchange rate changes on cash	(466)	(1,980)
Increase (decrease) in cash and cash equivalents	151,865	(108,850)
Cash and cash equivalents at beginning of year	485,323	434,925
Cash and cash equivalents at end of period	$637,188	$326,075

Supplemental information:
Noncash activities:
Change in liabilities related to purchases of property, plant and equipment	$7,562	$5,062
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2014	129,060,664	$1,290	$359,338	$(19,509)	$1,350,070	(11,231,402)	$(218,494)	$111	$1,472,806
Net earnings					32,184				32,184
Other comprehensive loss				(27,766)					(27,766)
Cash dividends ($0.12 per share)					(14,150)				(14,150)
Treasury stock acquired						(560,493)	(9,341)		(9,341)
Issuance of stock under incentive and purchase plans, net of forfeitures			(11,362)			398,042	8,381		(2,981)
Stock-based compensation			8,490						8,490
Tax benefit from stock plans			13						13
Balance, November 30, 2014	129,060,664	$1,290	$356,479	$(47,275)	$1,368,104	(11,393,853)	$(219,454)	$111	$1,459,255

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2015	129,060,664	$1,290	$365,863	$(113,535)	$1,373,568	(13,425,326)	$(245,961)	$149	$1,381,374
Net earnings					25,063				25,063
Other comprehensive loss				(22,123)					(22,123)
Cash dividends ($0.12 per share)					(13,978)				(13,978)
Treasury stock acquired						(316,086)	(4,555)		(4,555)
Issuance of stock under incentive and purchase plans, net of forfeitures			(25,193)			912,939	17,565		(7,628)
Stock-based compensation			4,965						4,965
Tax benefit from stock plans			25						25
Reclassification of share-based liability awards			3,035						3,035
Balance, November 30, 2015	129,060,664	$1,290	$348,695	$(135,658)	$1,384,653	(12,828,473)	$(232,951)	$149	$1,366,178
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the fiscal year ended August 31, 2015 filed by Commercial Metals Company ("CMC", and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission ("SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year.

Effective September 1, 2015, the Company elected to change its accounting method for valuing its U.S. inventories that used the last-in, first-out (“LIFO”) method to the weighted average cost method for the Americas Mills, Americas Recycling, and Americas Fabrication segments and to the specific identification method for its steel trading division headquartered in the U.S. in its International Marketing and Distribution segment. At September 1, 2015, 51% of the Company's total net inventories were valued using LIFO. The Company believes the changes are preferable because weighted average cost or specific identification (1) results in better matching of revenues and expenses and better reflects the current value of inventory in the Company’s consolidated balance sheet, (2) more closely aligns with the physical flow of these inventories, (3) are the methods the Company uses to monitor the financial results of these segments and this division for operational and financial planning, (4) eliminates the manual LIFO calculation and quarterly LIFO estimation process resulting in greater precision in determining quarterly cost of goods sold and inventory balances and reducing the administrative burden to report inventories because the information systems calculate inventory using the weighted average cost or the specific identification methods, and (5) improves comparability with the Company’s peers. Additionally, the Company believes that the change to using weighted average cost at its Americas segments increases consistency in inventory costing as its International Mill segment currently uses the weighted average cost method. The Company applied this change in accounting principle retrospectively to all prior periods presented herein. The cumulative effect of these accounting changes resulted in a $124.2 million increase in retained earnings as of September 1, 2014.

Also effective September 1, 2015, the Company elected to change its accounting method for valuing its inventories in its International Marketing and Distribution segment, except for its steel trading division headquartered in the U.S., from the first-in, first-out (“FIFO”) method to the specific identification method. At September 1, 2015, 38% of the Company's total net inventories were valued using the FIFO method. The Company believes the change from FIFO to specific identification is preferable because it (1) results in better matching of revenues with expenses, (2) more closely aligns with the physical flow of these inventories, and (3) is the method the Company uses to monitor the financial results of the segment for operational and financial planning. Because this change in accounting principle was immaterial in all prior periods, it was not applied retrospectively. The change did not have a material impact on our condensed consolidated financial statements as of and for the quarter ended November 30, 2015.

As a result of the retrospective application of the change in accounting principle from LIFO to weighted average cost or specific identification, certain financial statement line items in the Company’s condensed consolidated balance sheet as of August 31, 2015 and its condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the three months ended November 30, 2014 were adjusted as presented below.

(in thousands, except share data)	As Originally Reported	Effect of Change	As Adjusted
Condensed Consolidated Statement of Earnings for the three months ended November 30, 2014:
Cost of goods sold	$1,493,769	$6,298	$1,500,067
Income taxes	15,447	(2,229)	13,218
Earnings from continuing operations	38,334	(4,069)	34,265
Net earnings attributable to CMC	36,253	(4,069)	32,184

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.33	$(0.04)	$0.29
Net earnings	0.31	(0.04)	0.27

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.32	$(0.03)	$0.29
Net earnings	0.30	(0.03)	0.27

Condensed Consolidated Balance Sheet as of August 31, 2015:
Inventories, net	$781,371	$99,113	$880,484
Current deferred tax assets	29,137	(25,827)	3,310
Accrued expenses and other payables	279,415	11,262	290,677
Retained earnings	1,311,544	62,024	1,373,568

Condensed Consolidated Statement of Cash Flows for the three months ended November 30, 2014:
Net earnings	$36,253	$(4,069)	$32,184
Deferred income taxes	(835)	(2,073)	(2,908)
Inventories working capital change	(102,954)	6,298	(96,656)
Accounts payable, accrued expenses and other payables working capital change	(61,292)	(156)	(61,448)
The effect of the change in accounting principle is net of the effect of lower of cost or market adjustments.

The following table shows the effect of the change in accounting principle from LIFO to weighted average cost or specific identification on earnings from continuing operations, net earnings attributable to CMC and the related basic and diluted earnings per share attributable to CMC for the three months ended November 30, 2015:

(in thousands, except share data)	As Computed Under LIFO	As Reported Under New Inventory Costing Methodologies	Effect of Change
Earnings from continuing operations	$38,096	$25,633	$(12,463)
Net earnings attributable to CMC	37,526	25,063	(12,463)

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.32	$0.22	$(0.10)
Net earnings	0.32	0.22	(0.10)

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.32	$0.22	$(0.10)
Net earnings	0.32	0.21	(0.11)

Recent Accounting Pronouncements
In the first quarter of fiscal 2016, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) changing the requirements for reporting discontinued operations if the disposal of a component of an entity, or a group of components of an entity, represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The guidance requires expanded disclosures for discontinued operations and also requires entities to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The guidance changed the Company’s practice of assessing discontinued operations and the presentation and disclosure in the Company’s condensed financial statements. The guidance was adopted on a prospective basis.

In the first quarter of fiscal 2016, the Company adopted guidance issued by the FASB requiring entities to measure inventory, other than that measured using LIFO or the retail inventory method, at the lower of cost and net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance changes the Company's practice of measuring inventory at the lower of cost or market, which included net realizable value, replacement cost and net realizable value plus normal profit margin. The guidance was adopted on a prospective basis.

In November 2015, the FASB issued guidance requiring deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The requirement that current deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2016 with early adoption permitted. The Company plans to adopt this guidance prospectively in the second quarter of fiscal 2016. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued guidance requiring the acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, must be calculated as if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2015 with early adoption permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

NOTE 2. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"), net of income taxes:

	Three Months Ended November 30, 2015
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Loss
Balance, August 31, 2015	$(113,081)	$2,305	$(2,759)	$(113,535)
Other comprehensive loss before reclassifications	(21,995)	(9)	—	(22,004)
Amounts reclassified from AOCI	—	(118)	(1)	(119)
Net other comprehensive loss	(21,995)	(127)	(1)	(22,123)
Balance, November 30, 2015	$(135,076)	$2,178	$(2,760)	$(135,658)

	Three Months Ended November 30, 2014
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2014	$(19,891)	$3,014	$(2,632)	$(19,509)
Other comprehensive income (loss) before reclassifications	(27,284)	(525)	8	(27,801)
Amounts reclassified from AOCI	—	39	(4)	35
Net other comprehensive income (loss)	(27,284)	(486)	4	(27,766)
Balance, November 30, 2014	$(47,175)	$2,528	$(2,628)	$(47,275)

The significant items reclassified out of accumulated other comprehensive income (loss) and the corresponding line items in the condensed consolidated statements of earnings to which the items were reclassified were as follows:

		Three Months Ended November 30,
Components of AOCI (in thousands)	Location	2015	2014
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(51)	$(20)
Foreign exchange	Net sales	57	—
Foreign exchange	Cost of goods sold	(8)	(200)
Foreign exchange	SG&A expenses	35	21
Interest rate	Interest expense	134	134
		167	(65)
Income tax effect	Income taxes benefit (expense)	(49)	26
Net of income taxes		$118	$(39)
Defined benefit obligation:
Amortization of prior services	SG&A expenses	$2	$3
Income tax effect	Income taxes benefit (expense)	(1)	1
Net of income taxes		$1	$4
Amounts in parentheses reduce earnings.

NOTE 3. SALES OF ACCOUNTS RECEIVABLE

During the fourth quarter of fiscal 2014, the Company entered into a third amended $200.0 million U.S. sale of accounts receivable program which expires on August 15, 2017. Under the program, CMC contributes, and several of its subsidiaries sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling trade accounts receivable generated by the Company. CMCRV sells the trade accounts receivable in their entirety to three financial institutions. Under the amended U.S. sales of accounts receivable program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable sold. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the condensed consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's condensed consolidated statements of cash flows. Additionally, the U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 7, Credit Arrangements.

At November 30, 2015 and August 31, 2015, under its U.S. sale of accounts receivable program, the Company had sold $200.4 million and $274.3 million of trade accounts receivable, respectively, to the financial institutions. At November 30, 2015 and August 31, 2015, the Company had no advance payments outstanding on the sale of its trade accounts receivable.

In addition to the U.S. sale of accounts receivable program described above, the Company's international subsidiaries in Europe and Australia sell trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy. In the third quarter of fiscal 2015, the Company phased out its existing European program and entered into a two year renewable trade accounts receivable sales program with a different financial institution. The new agreement increased the facility limit from PLN 200.0 million to PLN 220.0 million. The European program allows the Company's European subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. During the first quarter of fiscal 2014, the Company phased out its existing Australian program and entered into a one year renewable trade accounts receivable sales program with a different financial institution. During the first quarter of fiscal 2015, the Company entered into a first amendment to its Australian program, which extended the maturity date to October 2016. Under the new Australian program, trade accounts receivable balances are sold to a special purpose vehicle, which in turn sells 100% of the eligible trade accounts receivable of Commercial Metals Pty. Ltd., CMC Steel Distribution Pty. Ltd. and G.A.M. Steel Pty. Ltd. to the financial institution. In August 2015, the Company entered into a second amendment to its Australian program, which reduced the facility limit from A$75.0 million to A$40.0 million. The financial institution will fund up to the facility limit for all trade accounts receivable sold, and the remaining portion of the purchase price of the trade accounts receivable is in the form of a subordinated note from the financial institution. This note will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the condensed consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's condensed consolidated statements of cash flows.

At November 30, 2015 and August 31, 2015, under its European and Australian programs, the Company had sold $71.6 million and $97.9 million of trade accounts receivable, respectively, to third-party financial institutions and received advance payments of $38.4 million and $27.7 million, respectively.

During the three months ended November 30, 2015 and 2014, cash proceeds from the U.S. and international sale of accounts receivable programs were $134.6 million and $118.9 million, respectively, and cash payments to the owners of accounts receivable were $123.9 million and $207.1 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the trade accounts receivable for the U.S. and Australian programs. Discounts on U.S. and international sales of trade accounts receivable were $0.4 million and $0.5 million for the three months ended November 30, 2015 and November 30, 2014, respectively, and are included in selling, general and administrative expenses in the Company's condensed consolidated statements of earnings.

As of November 30, 2015, the deferred purchase price on the Company's U.S., European and Commercial Metals Pty. Ltd. sale of accounts receivable programs was included in accounts receivable on the Company's condensed consolidated balance sheets. As of August 31, 2015, the deferred purchase price on the Company's U.S., European, Commercial Metals Pty. Ltd. and CMC Steel Distribution Pty. Ltd. sale of accounts receivable programs was included in accounts receivable on the Company's condensed consolidated balance sheets. As of November 30, 2015 and August 31, 2015, the deferred purchase price on the G.A.M. Steel Pty.

Ltd. sale of accounts receivable programs was included in assets of businesses held for sale on the Company's condensed consolidated balance sheets.

The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of accounts receivable programs:

	Three Months Ended November 30, 2015
(in thousands)	Total	U.S.	Australia*	Europe
Beginning balance	$339,547	$269,778	$18,038	$51,731
Transfers of accounts receivable	588,419	486,523	46,074	55,822
Collections	(699,104)	(560,171)	(48,826)	(90,107)
Ending balance	$228,862	$196,130	$15,286	$17,446

	Three Months Ended November 30, 2014
(in thousands)	Total	U.S.	Australia*	Europe
Beginning balance	$385,169	$329,797	$34,071	$21,301
Transfers of accounts receivable	1,128,244	949,163	90,729	88,352
Collections	(1,041,573)	(870,640)	(102,424)	(68,509)
Ending balance	$471,840	$408,320	$22,376	$41,144

* Includes the sales of accounts receivable activities related to discontinued operations and businesses held for sale (transfers of accounts receivable of $12.3 million and $60.5 million, and collections of $24.9 million and $63.6 million for the three months ended November 30, 2015 and November 30, 2014, respectively).
NOTE 4. INVENTORIES, NET

As of November 30, 2015, inventories are stated at the lower of cost or net realizable value. As of August 31, 2015, inventories are stated at the lower of cost or market. See Note 1, Accounting Policies, for further discussion of the adoption of the new accounting pronouncement.

Effective September 1, 2015, the Company elected to change its accounting method for valuing all of its inventories that used the LIFO method to either the weighted average or specific identification methods. The Company applied this change in accounting principle retrospectively to all prior periods presented. See Note 1, Accounting Policies, for further disclosures regarding this change in accounting principle.

Additionally, effective September 1, 2015, the Company elected to change its accounting method for valuing all of its inventories in its International Marketing and Distribution segment, except for its steel trading division headquartered in the U.S., from the FIFO method to the specification identification method. Because this change in accounting principle was immaterial in all prior periods, it was not applied retrospectively. The change did not have a material impact on our condensed consolidated financial statements as of and for the quarter ended November 30, 2015. See Note 1, Accounting Policies, for further disclosures regarding this change in accounting principle.

The Company determines the inventory cost for its International Mill segment using the weighted average cost method.

At November 30, 2015, 52% of the Company's total net inventories were valued using the weighted average cost method and 48% of the Company's total net inventories were valued using the specification identification method.

The majority of the Company's inventories are in the form of finished goods with minimal work in process. At November 30, 2015 and August 31, 2015, $47.6 million and $61.5 million, respectively, of the Company's inventories were in the form of raw materials.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at August 31, 2015
Goodwill	$9,751	$4,970	$57,637	$2,517	$1,912	$76,787
Accumulated impairment losses	(9,751)	—	(493)	(160)	—	(10,404)
	—	4,970	57,144	2,357	1,912	66,383
Foreign currency translation	—	—	—	(155)	2	(153)
Balance at November 30, 2015
Goodwill	9,751	4,970	57,637	2,351	1,914	76,623
Accumulated impairment losses	(9,751)	—	(493)	(149)	—	(10,393)
	$—	$4,970	$57,144	$2,202	$1,914	$66,230

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $44.1 million and $47.8 million at November 30, 2015 and August 31, 2015, respectively, and are included in other noncurrent assets on the Company's condensed consolidated balance sheets. Excluding goodwill, there are no other significant intangible assets with indefinite lives. Intangible amortization expense from continuing operations was $1.1 million and $1.8 million for the three months ended November 30, 2015 and 2014, respectively.
NOTE 6. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS
Businesses Held for Sale
As of November 30, 2015, one component of the Australian steel distribution business remained for sale and continued to be classified as held for sale. The components of assets and liabilities of businesses held for sale on the Company's condensed consolidated balance sheet were as follows:

(in thousands)	November 30, 2015	August 31, 2015
Assets:
Accounts receivable	$3,737	$3,244
Inventories, net	9,928	12,514
Other current assets	—	41
Property, plant and equipment, net of accumulated depreciation and amortization	1,227	1,209
Assets of businesses held for sale	$14,892	$17,008
Liabilities:
Accounts payable-trade	$1,909	$3,011
Accrued expenses and other payables	2,470	2,265
Liabilities of businesses held for sale	$4,379	$5,276

Discontinued Operations
Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, the Company determined that achieving acceptable financial returns would take additional time and investment. During the first quarter of fiscal 2015, the Company decided to exit and sell its steel distribution business in Australia and determined that this decision met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods presented. The expenses associated with exiting this business were not material for the three months ended November 30, 2015 and 2014. The Australian steel distribution business was previously an operating segment included in the International Marketing and Distribution reporting segment.

Financial information for discontinued operations was as follows:

	Three Months Ended November 30,
(in thousands)	2015	2014
Net sales	$11,554	$59,011
Loss from discontinued operations before income tax benefit	(572)	(2,102)

Dispositions

There were no material dispositions during the first quarters of fiscal 2016 or 2015.

During the first quarter of fiscal 2014, the Company sold all of the outstanding capital stock of our wholly owned copper tube manufacturing operation, Howell Metal Company ("Howell") for $58.5 million, $3.2 million of which was held in escrow as of both November 30, 2015 and August 31, 2015.
NOTE 7. CREDIT ARRANGEMENTS

On June 26, 2014, the Company entered into a fourth amended and restated credit agreement (the "Credit Agreement") for a revolving credit facility of $350.0 million with a maturity date of June 26, 2019. The maximum availability under the Credit Agreement can be increased to $500.0 million with bank approval. The Company's obligation under its Credit Agreement is secured by its U.S. inventory. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $23.4 million at both November 30, 2015 and August 31, 2015.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the Company's 2017 Notes and 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, the Company will be required to maintain liquidity of at least $150.0 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate or the LIBOR rate.

At November 30, 2015, the Company's interest coverage ratio was 4.41 to 1.00, and the Company's debt to capitalization ratio was 0.48 to 1.00. The Company had no amounts drawn under its revolving credit facilities at November 30, 2015 and August 31, 2015.

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

At November 30, 2015, the Company was in compliance with all covenants contained in its debt agreements.

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At November 30, 2015 and August 31, 2015, the unamortized amounts were $17.4 million and $19.2 million, respectively. Amortization of the deferred gain for each of the three months ended November 30, 2015 and 2014 was $1.9 million.

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of November 30, 2015	November 30, 2015	August 31, 2015
$330 million notes at 4.875% due May 2023	4.875%	$330,000	$330,000
$500 million notes at 7.35% due August 2018	6.40%	512,524	513,680
$400 million notes at 6.50% due July 2017	5.74%	404,830	405,573
Other, including equipment notes		38,507	38,739
		1,285,861	1,287,992
Less current maturities		10,451	10,110
		$1,275,410	$1,277,882

Interest on these notes is payable semiannually.

CMC Poland Sp.z.o.o. ("CMCP") has uncommitted credit facilities of $53.2 million with several banks with expiration dates ranging from January 2016 to November 2016. During the three months ended November 30, 2015, CMCP had no borrowings and no repayments under these credit facilities. During the three months ended November 30, 2014, CMCP had total borrowings of $19.0 million and total repayments of $19.0 million under these facilities. At November 30, 2015 and August 31, 2015, no amounts were outstanding under these credit facilities.

The Company had no material amounts of interest capitalized in the cost of property, plant and equipment during the three months ended November 30, 2015 and 2014. Cash paid for interest during the three months ended November 30, 2015 and 2014 was $9.0 million and $9.5 million, respectively.
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

At November 30, 2015, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $306.3 million and $33.5 million, respectively. At August 31, 2015, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $390.8 million and $37.7 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of November 30, 2015:

Commodity	Long/Short	Total
Aluminum	Long	5,963	MT
Copper	Long	702	MT
Copper	Short	4,150	MT
Zinc	Long	15	MT

MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's condensed consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three months ended November 30, 2015 and 2014. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the condensed consolidated statements of earnings:

		Three Months Ended November 30,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2015	2014
Commodity	Cost of goods sold	$2,172	$3,435
Foreign exchange	Net sales	—	2,436
Foreign exchange	Cost of goods sold	50	1,871
Foreign exchange	SG&A expenses	5,219	12,200
Gain before income taxes		$7,441	$19,942

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended November 30,
	Location	2015	2014
Foreign exchange	Net sales	$144	$(175)
Foreign exchange	Cost of goods sold	(994)	1,154
Gain (loss) before income taxes		$(850)	$979

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended November 30,
	Location	2015	2014
Foreign exchange	Net sales	$(145)	$179
Foreign exchange	Cost of goods sold	994	(1,154)
Gain (loss) before income taxes		$849	$(975)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended November 30,
	2015	2014
Commodity	$(477)	$(68)
Foreign exchange	468	(457)
Loss, net of income taxes	$(9)	$(525)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended November 30,
	Location	2015	2014
Commodity	Cost of goods sold	$(51)	$(20)
Foreign exchange	Net sales	57	—
Foreign exchange	Cost of goods sold	(8)	(200)
Foreign exchange	SG&A expenses	35	21
Interest rate	Interest expense	134	134
Gain (loss) before income taxes		$167	$(65)
Income tax (expense) benefit		(49)	26
Gain (loss), net of income taxes		$118	$(39)

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's condensed consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at November 30, 2015 and August 31, 2015. The fair value of the Company's derivative instruments on the condensed consolidated balance sheets was as follows:

Derivative Assets (in thousands)	November 30, 2015	August 31, 2015
Commodity — designated for hedge accounting	$—	$19
Commodity — not designated for hedge accounting	1,826	846
Foreign exchange — designated for hedge accounting	645	1,500
Foreign exchange — not designated for hedge accounting	1,053	3,088
Derivative assets (other current assets)*	$3,524	$5,453

Derivative Liabilities (in thousands)	November 30, 2015	August 31, 2015
Commodity — designated for hedge accounting	$739	$129
Commodity — not designated for hedge accounting	301	537
Foreign exchange — designated for hedge accounting	520	874
Foreign exchange — not designated for hedge accounting	475	1,263
Derivative liabilities (accrued expenses and other payables)*	$2,035	$2,803
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of November 30, 2015, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	November 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments(1)	$472,269	$472,269	$—	$—
Commodity derivative assets(2)	1,826	1,826	—	—
Foreign exchange derivative assets(2)	1,698	—	1,698	—
Liabilities:
Commodity derivative liabilities(2)	1,040	301	739	—
Foreign exchange derivative liabilities(2)	995	—	995	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments(1)	$271,840	$271,840	$—	$—
Commodity derivative assets(2)	865	846	19	—
Foreign exchange derivative assets(2)	4,588	—	4,588	—
Liabilities:
Commodity derivative liabilities(2)	666	537	129	—
Foreign exchange derivative liabilities(2)	2,137	—	2,137	—
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

There were no material non-recurring fair value remeasurements during the three months ended November 30, 2015 and 2014, respectively.

The carrying values of the Company's short-term items, including the deferred purchase price of accounts receivable, documentary letters of credit and notes payable, approximate fair value due to their short term nature.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the condensed consolidated balance sheets are as follows:

		November 30, 2015		August 31, 2015
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million notes at 6.50% due July 2017(1)	Level 2	$404,830	$415,474	$405,573	$419,400
$500 million notes at 7.35% due August 2018(1)	Level 2	512,524	535,650	513,680	530,000
$330 million notes at 4.875% due May 2023(1)	Level 2	330,000	290,400	330,000	300,630
_________________
(1) The fair values of the 2017 Notes, 2018 Notes and 2023 Notes are estimated based on readily available market prices of these notes at November 30, 2015 and August 31, 2015, or similar notes with the same maturities, rating and interest rates.
NOTE 10. INCOME TAX

The Company's effective income tax rate from continuing operations for the three months ended November 30, 2015 and 2014 was 31.5% and 27.8%, respectively. For the three months ended November 30, 2015 and 2014, the tax rate is lower than the statutory income tax rate of 35% primarily because the Company had income from operations in countries which have lower tax rates than the United States. In addition, the Company benefited under Section 199 of the Internal Revenue Code related to domestic production activity income during the three months ended November 30, 2015 and 2014. The Company's effective income tax rate from discontinued operations for the three months ended November 30, 2015 and 2014 was 0.4% and 1.0%, respectively. The Company's effective income tax rate from discontinued operations for the three months ended November 30, 2015 reflected the fact that earnings from discontinued operations before income taxes included a loss in Australia, a jurisdiction in which all tax losses created a deferred tax asset that was subject to a full valuation allowance, and thus no tax benefit.

The Company made net payments of $4.7 million and $11.6 million for income taxes during the three months ended November 30, 2015 and 2014, respectively.

As of both November 30, 2015 and August 31, 2015, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $27.3 million, exclusive of interest and penalties.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three months ended November 30, 2015 and 2014, before any income tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending November 30, 2016, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $17.8 million, which would reduce the provision for income taxes by $2.5 million.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, CMC and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2009 and forward
U.S. States — 2009 and forward
Foreign — 2009 and forward

The Company is currently under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of November 30, 2015 sufficiently reflect the anticipated outcome of these examinations.

NOTE 11. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described, and informational disclosures provided, in Note 15, Stock-Based Compensation Plans, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015. During the three months ended November 30, 2015 and 2014, restricted stock units and performance stock units totaling 1.5 million and 1.0 million, respectively, were granted at a weighted-average fair value of $16.02 and $16.08, respectively.

During the three months ended November 30, 2015 and 2014, the Company granted 430,376 and 392,517 equivalent shares, respectively, of performance stock units and restricted stock units accounted for as liability awards. The fair value of these liability awards is remeasured each reporting period and is recognized ratably over the service period. As of November 30, 2015, the Company had 898,584 equivalent shares in liability awards outstanding. The Company expects 853,654 equivalent shares to vest.

In general, the restricted stock units granted during fiscal 2016 and 2015 vest ratably over a period of three years. However, certain restricted stock units granted during fiscal 2015 either vest after a period of three years or vest after a specified service period. One-third of each such award vests on the second anniversary of the grant date, and the remaining two-thirds of each such award vest on the third anniversary of the grant date. In addition, certain restricted stock units granted during fiscal 2014 vest after a specified service period. For each such award, 25% vests on the second anniversary of the grant date; 25% vests on the third anniversary of the grant date and the remaining 50% vests on the fourth anniversary of the grant date. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, the performance stock units granted during fiscal 2016 and fiscal 2015 will vest after a period of three years.

Stock-based compensation expense for the three months ended November 30, 2015 and 2014 of $6.3 million and $5.7 million, respectively, was included in selling, general and administrative expenses on the Company's condensed consolidated statements of earnings.
NOTE 12. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of basic and diluted earnings per share from continuing operations for the three months ended November 30, 2015 and 2014 were as follows:

	Three Months Ended November 30,
(in thousands, except share data)	2015	2014
Earnings from continuing operations attributable to CMC	$25,633	$34,265

Basic earnings per share:
Shares outstanding for basic earnings per share	116,022,241	117,818,170

Basic earnings per share from continuing operations attributable to CMC	$0.22	$0.29

Diluted earnings per share:
Shares outstanding for basic earnings per share	116,022,241	117,818,170

Effect of dilutive securities:
Stock-based incentive/purchase plans	1,317,204	1,091,448
Shares outstanding for diluted earnings per share	117,339,445	118,909,618

Diluted earnings per share from continuing operations attributable to CMC	$0.22	$0.29

Anti-dilutive shares not included above	818,546	672,352
CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.

During the first quarter of fiscal 2015, CMC's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of shares of CMC common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. During the three months ended November 30, 2015 and 2014, the Company purchased 316,086 and 560,493 shares of CMC common stock, respectively, at an average purchase price of $14.41 and $16.67 per share, respectively. The Company had remaining authorization to purchase $53.6 million of common stock at November 30, 2015 pursuant to its share repurchase program.
NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. See Note 18, Commitments and Contingencies, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party ("PRP") at several sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both November 30, 2015 and August 31, 2015, the Company had $1.0 million accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $3.8 million and $4.3 million as of November 30, 2015 and August 31, 2015, respectively, of which $2.4 million was classified as other long-term liabilities as of both November 30, 2015 and August 31, 2015. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
Management believes that adequate provisions have been made in the Company's condensed consolidated financial statements for the potential impact of these contingencies, and that the outcomes of the suits and proceedings described above, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the business, results of operations or financial condition of the Company.

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

The financial information presented for the International Marketing and Distribution segment excludes the steel distribution business in Australia. These operations have been classified as discontinued operations in the condensed consolidated statements of earnings. See Note 6, Businesses Held for Sale, Discontinued Operations and Dispositions, for more information.

The Company uses adjusted operating profit (loss), a non-GAAP financial measure, to compare and to evaluate the financial performance of its segments. Adjusted operating profit (loss) is the sum of the Company's earnings from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended November 30, 2015
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$154,836	$217,641	$379,481	$120,448	$280,062	$2,391	$—	$1,154,859
Intersegment sales	24,371	166,891	2,833	—	2,975	—	(197,070)	—
Net sales	179,207	384,532	382,314	120,448	283,037	2,391	(197,070)	1,154,859
Adjusted operating profit (loss)	(6,548)	59,064	21,345	2,771	(2,169)	(18,072)	(330)	56,061
Total Assets as of November 30, 2015*	220,683	690,262	667,239	338,995	710,651	1,203,498	(550,372)	3,280,956

	Three Months Ended November 30, 2014
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$269,802	$303,859	$408,237	$177,629	$519,631	$832	$—	$1,679,990
Intersegment sales	46,257	220,992	4,251	—	18,175	—	(289,675)	—
Net sales	316,059	524,851	412,488	177,629	537,806	832	(289,675)	1,679,990
Adjusted operating profit (loss)	(1,952)	72,648	(4,181)	4,223	16,669	(19,611)	(805)	66,991
Total assets as of August 31, 2015*	261,676	738,669	713,860	403,706	798,914	1,049,815	(552,577)	3,414,063

* Excludes total assets from discontinued operations of $21.7 million at November 30, 2015 and $31.5 million at August 31, 2015.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended November 30,
(in thousands)	2015	2014
Earnings from continuing operations	$25,633	$34,265
Income taxes	11,772	13,218
Interest expense	18,304	19,057
Discounts on sales of accounts receivable	352	451
Adjusted operating profit	$56,061	$66,991
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was filed with the SEC. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" in this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

Effective September 1, 2015, we elected to change the accounting method by which we value our U.S. inventories from the last-in, first-out ("LIFO") method of accounting to the weighted average cost method for our Americas Mills, Americas Recycling and Americas Fabrication segments and to the specific identification method for our steel trading division headquartered in the U.S. in our International Marketing and Distribution segment. This change affected 51% of our inventories which were on the LIFO method as of September 1, 2015, and we applied these changes in accounting principle retrospectively to all prior periods presented. As a result of the retrospective application of this change in accounting principle, certain financial statement line items in our condensed consolidated balance sheet as of August 31, 2015 and our condensed consolidated statement of earnings and condensed consolidated statement of cash flows for the three months ended November 30, 2014 were adjusted.

Also effective September 1, 2015, we elected to change the accounting method by which we value our inventories in our International Marketing and Distribution segment, except for our steel trading division headquartered in the U.S., from the first-in, first-out ("FIFO") method to the specific identification method. At September 1, 2015, 38% of our inventories were on the FIFO method. This change did not have a material impact on our condensed consolidated financial statements in any prior period. As such, this change in accounting principle was not applied retrospectively.

In the first quarter of fiscal 2016, we adopted guidance issued by the Financial Accounting Standards Board requiring entities to measure inventory, other than that measured using LIFO or the retail inventory method, at the lower of cost and net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance was adopted on a prospective basis.

There have been no other material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended November 30,
(in thousands)	2015	2014
Net sales*	$1,154,859	$1,679,990
Adjusted operating profit*+	56,061	66,991
Earnings from continuing operations	25,633	34,265
Adjusted EBITDA*+	87,700	100,123
_______________________________________
* Excludes divisions classified as discontinued operations.
+ Non-GAAP financial measure.

Adjusted Operating Profit

In the table above, we have included financial statement measures that were not derived in accordance with United States generally accepted accounting principles ("GAAP"). We use adjusted operating profit to compare and to evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. For added flexibility, we may sell certain trade accounts receivable both in the U.S. and internationally. We consider sales of accounts receivable as an alternative source of liquidity to finance our operations, and we believe that removing these costs provides a clearer perspective of our operating performance. Adjusted operating profit may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended November 30,
(in thousands)	2015	2014
Earnings from continuing operations	$25,633	$34,265
Income taxes	11,772	13,218
Interest expense	18,304	19,057
Discounts on sales of accounts receivable	352	451
Adjusted operating profit	$56,061	$66,991

Adjusted EBITDA

The other non-GAAP financial measure included in the table above is adjusted EBITDA. We use adjusted EBITDA (earnings from continuing operations before net earnings attributable to noncontrolling interests, interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP financial measure. There were no net earnings attributable to noncontrolling interests and no impairment charges during the three months ended November 30, 2015 and 2014. Adjusted EBITDA should not be considered as an alternative to net earnings or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA provides relevant and useful information, which is often used by analysts, creditors and other interested parties in our industry. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization, as well as impairment charges, which are also non-cash. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between U.S. jurisdictions. Tax regulations in international operations add additional complexity. We also exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. Adjusted EBITDA is part of a debt compliance test in certain of our debt agreements and is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended November 30,
(in thousands)	2015	2014
Earnings from continuing operations	$25,633	$34,265
Interest expense	18,304	19,057
Income taxes	11,772	13,218
Depreciation and amortization	31,991	33,583
Adjusted EBITDA	$87,700	$100,123

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

Summary

Net sales for the three months ended November 30, 2015 decreased $525.1 million, or 31%, compared to the first quarter of fiscal 2015. In general, the strong U.S. dollar, increased import pressure in the U.S. and global steel production overcapacity during the first quarter of fiscal 2016 adversely impacted our net sales as compared to the first quarter in fiscal 2015. The decrease in net sales for the three months ended November 30, 2015 was due to decreases in shipments and average selling prices across all of our segments, particularly within our International Marketing and Distribution, Americas Mills and Americas Recycling segments, in each case compared to the first quarter of fiscal 2015. Shipments and average selling prices for our International Marketing and Distribution segment declined primarily due to the continued weakening of global energy markets and the aforementioned global steel production overcapacity as compared to the first quarter of fiscal 2015. Furthermore, our Americas Mills segment was impacted by an 11% decrease in shipments and a 19% decrease in average selling prices, and our Americas Recycling segment was impacted by a 44% and 32% decrease in average ferrous and nonferrous selling prices, respectively, and a 21% and 12% decrease in ferrous and nonferrous tons shipped, respectively, in each case compared to the first quarter of fiscal 2015. The decrease in net sales also reflects unfavorable foreign currency impacts of approximately $29.3 million for the first three months of fiscal 2016, while changes in the U.S. dollar relative to other currencies did not have a material impact on net sales for the first three months of fiscal 2015.

Adjusted operating profit for the three months ended November 30, 2015 decreased $10.9 million, or 16%, compared to the first quarter of fiscal 2015, primarily driven by our International Marketing and Distribution and Americas Mills segments. Our International Marketing and Distribution segment was adversely impacted by a 42% decrease in average metal margin and our Americas Mills segment was adversely impacted by the decrease in shipments discussed above, partially offset by a 3% improvement in the average metal margin, in each case compared to the first quarter of fiscal 2015. In contrast, our Americas Fabrication segment benefited from a decrease in average composite material cost which outpaced the decrease in average composite selling price discussed above and resulted in a 26% increase in average composite metal margin for the three months ended November 30, 2015 compared to the corresponding period in fiscal 2015. The decrease in adjusted operating profit also reflects favorable foreign currency impacts to cost of goods sold of approximately $27.8 million for the first three months of fiscal 2016, while changes in the U.S. dollar relative to other currencies did not have a material impact on cost of goods sold for the first three months of fiscal 2015.

Selling, General and Administrative Expenses
Selling, general and administrative expenses from continuing operations for the three months ended November 30, 2015 decreased $11.5 million compared to the corresponding period in fiscal 2015. The decrease in selling, general and administrative expenses was primarily due to a $4.5 million net positive impact from foreign currency transactions and foreign exchange derivative activities, a $3.3 million favorable change in incentive compensation expense, and a $2.0 million increase in the gain on the sale of fixed assets.

Income Taxes

Our effective income tax rate from continuing operations for the three months ended November 30, 2015 was 31.5% compared with 27.8% for the three months ended November 30, 2014. The increase in our effective income tax rate from continuing operations for the three months ended November 30, 2015 compared to the corresponding period in fiscal 2015 was largely attributed to a one-time foreign withholding tax during the three months ended November 30, 2015. Our effective income tax rate can change from period to period as a result of changes in the mix and amount of pre-tax income generated in the jurisdictions in which we operate. Our effective income tax rates can also be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in our effective tax rate.

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
SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 14, Business Segments, to the unaudited condensed consolidated financial statements included in this report.

Americas Recycling

	Three Months Ended November 30,
(in thousands)	2015	2014
Net sales	$179,207	$316,059
Adjusted operating loss	(6,548)	(1,952)

Average selling price (per short ton)
Average ferrous selling price	$173	$307
Average nonferrous selling price	1,781	2,622

Short tons shipped (in thousands)
Ferrous tons shipped	389	493
Nonferrous tons shipped	52	59
Total tons shipped	441	552

Net sales for the three months ended November 30, 2015 decreased $136.9 million, or 43%, compared to the first quarter of fiscal 2015. The decrease in net sales for the three months ended November 30, 2015 was due to a decrease in average ferrous and nonferrous selling prices of $134 and $841 per short ton, respectively, coupled with a decrease in ferrous and nonferrous tons shipped of 21% and 12%, respectively, in each case compared to the three months ended November 30, 2014. Global steel production overcapacity, specifically in China, continued to weigh on global steel pricing. Additionally, a strong U.S. dollar, historically low iron ore pricing, weak oil prices and tepid steel demand continued to negatively affect the market.

Adjusted operating loss for the three months ended November 30, 2015 increased $4.6 million compared to the first quarter of the prior fiscal year. During the first quarter of fiscal 2016, the decrease in average ferrous and nonferrous selling prices discussed above outweighed a decline in average ferrous and nonferrous material costs, which compressed average ferrous and nonferrous metal margins by 19% and 22%, respectively, compared to the corresponding period in fiscal 2015. Additionally, labor and employee benefit expenses increased approximately 7% per short ton, compared to the three months ended November 30, 2014 primarily due to the reduction in tons shipped discussed above. Partially offsetting the compression in average metal margins and increased labor and employee benefit expenses, freight expenses decreased approximately 8% per short ton, compared to the three months ended November 30, 2014 due to reduced fuel costs and lower negotiated rail costs.

Americas Mills

	Three Months Ended November 30,
(in thousands)	2015	2014
Net sales	$384,532	$524,851
Adjusted operating profit	59,064	72,648

Average price (per short ton)
Finished goods selling price	$567	$697
Total sales	556	683
Cost of ferrous scrap consumed	198	336
Metal margin	358	347
Ferrous scrap purchase price	158	286

Short tons (in thousands)
Tons melted	613	683
Tons rolled	589	616
Tons shipped	640	723

We include our five domestic steel minimills and the recycling locations which directly support the steel minimills in our Americas Mills segment.

Net sales for the three months ended November 30, 2015 decreased $140.3 million, or 27%, compared to the first quarter of fiscal 2015. The decrease in net sales for the three months ended November 30, 2015 was due to decreases in tons shipped of 11% and the average selling price of $127 per short ton, in each case as a result of continued import pressures in the U.S. compared to the three months ended November 30, 2014. During the first quarter of fiscal 2016, shipments of our higher priced finished products, including rebar and merchants, decreased approximately 53 thousand short tons and our lower priced billet shipments decreased approximately 30 thousand short tons, in each case compared to the first quarter of fiscal 2015.

Adjusted operating profit for the three months ended November 30, 2015 decreased $13.6 million, or 19%, compared to the first quarter of fiscal 2015. The decrease in adjusted operating profit was primarily due to the decrease in tons shipped discussed above, partially offset by a 3% improvement in the average metal margin, in each case compared to the three months ended November 30, 2014. The improvement in the average metal margin was the result of a $138 decrease in the average cost of ferrous scrap consumed, which more than offset the decrease in average selling price discussed above. Additionally, freight expenses decreased 6% per short ton due to reduced fuel costs and lower negotiated rail costs and utilities expense decreased 9% per short ton due to lower electricity rates and reduced consumption, in each case compared to the first quarter of fiscal 2015. Repairs and maintenance expenses also decreased $3.0 million compared to the first quarter of fiscal 2015 due to routine maintenance in the first quarter of fiscal 2015.

Americas Fabrication

	Three Months Ended November 30,
(in thousands)	2015	2014
Net sales	$382,314	$412,488
Adjusted operating profit (loss)	21,345	(4,181)

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$860	$913
Structural	2,354	2,750
Post	867	884

Short tons shipped (in thousands)
Rebar	249	265
Structural	7	12
Post	21	22

Net sales for the three months ended November 30, 2015 decreased $30.2 million, or 7%, compared to the first quarter of fiscal 2015. The decrease in net sales for the three months ended November 30, 2015 was due to a 7% decrease in tons shipped coupled with a $59 per short ton decrease in the average composite selling price compared to the first quarter of fiscal 2015. While non-residential construction demand improved in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, selling prices declined compared to the first quarter of fiscal 2015 due to falling commodity prices on a global scale.

Adjusted operating profit for the three months ended November 30, 2015 increased $25.5 million compared to the first quarter of fiscal 2015. The increase in adjusted operating profit for the first quarter of fiscal 2016 was primarily due to an improvement in average composite metal margin as steel input prices declined at a faster rate than transactional selling prices. In particular, a $115 per short ton decrease in average composite material cost overcame the $59 per short ton decrease in the average composite selling price discussed above and resulted in a 26% increase in average composite metal margin compared to the corresponding period in the prior fiscal year. Additionally, freight expenses decreased 14% per short ton compared to the first quarter of fiscal 2015 due to reduced fuel costs and lower negotiated rail costs. This segment also benefited from a $2.4 million gain on the sale of fixed assets in the first quarter of fiscal 2016.

International Mill

	Three Months Ended November 30,
(in thousands)	2015	2014
Net sales	$120,448	$177,629
Adjusted operating profit	2,771	4,223

Average price (per short ton)
Total sales	$408	$546
Cost of ferrous scrap consumed	207	314
Metal margin	201	232
Ferrous scrap purchase price	166	266

Short tons (in thousands)
Tons melted	320	329
Tons rolled	300	256
Tons shipped	278	305

Net sales for the three months ended November 30, 2015 decreased $57.2 million, or 32%, compared to the first quarter of fiscal 2015 due to a 9% decline in shipments coupled with a 25% decline in average selling price. During the first quarter of fiscal 2016, shipments, excluding billets, decreased 1% while billet shipments decreased approximately 22 thousand short tons, in each case compared to the first quarter of fiscal 2015. The decline in average selling prices compared to the first quarter of fiscal 2015 was due to global steel production overcapacity which continued to weigh on global steel pricing. The decrease in net sales for the three months ended November 30, 2015 reflected an unfavorable foreign currency impact of approximately $18.9 million. Changes in the value of the U.S. dollar relative to other currencies did not have a material impact on this segment's net sales for the three months ended November 30, 2014.

Adjusted operating profit for the three months ended November 30, 2015 decreased $1.5 million, or 34%, compared to the first quarter of fiscal 2015. The decrease in adjusted operating profit for the three months ended November 30, 2015 was primarily due to a 13% decrease in average metal margin compared to the three months ended November 30, 2014. Average metal margin compression for the first quarter of fiscal 2016 was the result of the decrease in average selling price discussed above, which outpaced a $107 per short ton decrease in the average cost of ferrous scrap consumed compared to the corresponding period in fiscal 2015. For the three months ended November 30, 2015, the changes in this segment’s cost of goods sold reflected a favorable foreign currency impact of approximately $18.0 million. Changes in the value of the U.S. dollar relative to other currencies did not have a material impact on this segment's adjusted operating profit for the three months ended November 30, 2014.

International Marketing and Distribution

	Three Months Ended November 30,
(in thousands)	2015	2014
Net sales	$283,037	$537,806
Adjusted operating profit (loss)	(2,169)	16,669

Net sales for the three months ended November 30, 2015 decreased $254.8 million or, 47%, compared to the corresponding period in fiscal 2015. The decrease in net sales for the three months ended November 30, 2015 was due to a decrease in volumes and average selling prices throughout our operations within this segment compared to the three months ended November 30, 2014. The decrease in volumes and average selling prices was primarily due to the continued weakening of global energy markets and the continued economic slowdown in China coupled with a reduction in China's consumption of raw materials which has largely driven a collapse in commodity prices in the Asia-Pacific region as well as in other markets globally. The decrease in net sales for the three months ended November 30, 2015 reflected an unfavorable foreign currency impact of approximately $10.4 million. Changes in the value of the U.S. dollar relative to other currencies did not have a material impact on this segment's net sales for the three months ended November 30, 2014.

Adjusted operating profit for the three months ended November 30, 2015 decreased $18.8 million compared to the corresponding period in fiscal 2015. The decrease in adjusted operating profit for the three months ended November 30, 2015 was primarily due to a 42% decrease in average metal margin compared to the three months ended November 30, 2014 which was the result of the decrease in average selling price discussed above outpacing the decline in average input prices. Adjusted operating profit for the first quarter of fiscal 2016 reflected a $1.8 million net positive impact from foreign currency transactions and foreign exchange derivative activities compared to the first quarter of fiscal 2015. Additionally, for the three months ended November 30, 2015, the changes in this segment’s cost of goods sold reflected a favorable foreign currency impact of approximately $9.8 million. Changes in the value of the U.S. dollar relative to other currencies did not have a material impact on this segment's adjusted operating profit for the three months ended November 30, 2014.

Corporate

Our corporate expenses for the three months ended November 30, 2015 decreased $1.5 million, primarily due to a net positive impact from foreign currency transactions and foreign exchange derivative activities compared to the first quarter of fiscal 2015.

DISCONTINUED OPERATIONS DATA

In the first quarter of fiscal 2015, we made the decision to exit our steel distribution business in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian steel distribution business, we determined that achieving acceptable financial returns would take additional time and investment. In the first quarter of fiscal 2015, we determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. The expenses associated with exiting this business were not material for the three months ended November 30, 2015 and 2014. The Australian steel distribution business was previously an operating segment in the International Marketing and Distribution reporting segment.
OUTLOOK

The recent passage of comprehensive infrastructure spending legislation, Fixing America’s Surface Transportation Act, or FAST, marked a significant achievement for the future infrastructure in the U.S. We expect that FAST will provide a guaranteed and predictable funding stream for state and local governments to plan and construct road, bridge, transit, freight and passenger rail projects for the next five years. Although we expect the new legislation to provide meaningful upside from a demand perspective, we do not anticipate the new spending provision will translate into steel orders for 12 months or more.

Our second fiscal quarter has historically been seasonally slower as a result of holiday slowdowns and winter weather conditions, which reduce construction activities. We anticipate that market conditions will not improve materially over the short term, due to ongoing pressure from steel import activity into the U.S. and continued weakness in the scrap markets.
LIQUIDITY AND CAPITAL RESOURCES

See Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

While we believe the lending institutions participating in our credit arrangements are financially capable, it is important to note that the banking and capital markets periodically experience volatility that may limit our ability to raise capital. Additionally, changes to our credit rating by any rating agency may negatively impact our ability to raise capital and our financing costs.

The table below reflects our sources, facilities and availability of liquidity as of November 30, 2015:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$637,188	$ N/A
Revolving credit facility	350,000	326,555
U.S. receivables sale facility	200,000	154,870
International accounts receivable sales facilities	78,396	39,977
Bank credit facilities — uncommitted	83,199	81,803
Notes due from 2017 to 2023	1,230,000	*
Equipment notes	38,507	*

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

CMC Poland Sp. z.o.o. ("CMCP") has uncommitted credit facilities of PLN 215.0 million ($53.2 million) with several banks with expiration dates ranging from January 2016 to November 2016. We intend to renew the uncommitted credit facilities upon expiration. During the three months ended November 30, 2015, CMCP had no borrowings and no repayments under these facilities. During the three months ended November 30, 2014, CMCP had total borrowings of $19.0 million and total repayments of $19.0 million under these facilities. At November 30, 2015 and August 31, 2015, no amounts were outstanding under these facilities.

The maximum availability under our $350.0 million revolving credit facility (the "credit facility") can be increased to $500.0 million with bank approval. Our obligation under the credit facility is secured by our U.S. inventory. The credit facility's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $23.4 million at November 30, 2015.

Under the credit facility, we are required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the credit agreement governing our credit facility) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the credit agreement governing our credit facility) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the 2017 Notes and the 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, we will be required to maintain liquidity of at least $150.0 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the credit facility bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At November 30, 2015, our interest coverage ratio was 4.41 to 1.00 and our debt to capitalization ratio was 0.48 to 1.00.

Our foreign operations generated approximately 21% of our net sales during the first quarter of fiscal 2016, and as a result, our foreign operations had cash and cash equivalents of approximately $52.7 million at November 30, 2015. Historically, our domestic operations have generated the majority of our cash, which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350.0 million credit facility described above and the $200.0 million sale of accounts receivable program described below. We intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries. While not expected, if a repatriation of such earnings occurs in the future, we would be required to provide for income taxes on them. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 35% of total receivables at November 30, 2015.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 3, Sales of Accounts Receivable, to the unaudited condensed consolidated financial statements contained in this report. Our U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our U.S. sale of accounts receivable program contains covenants that are consistent with the covenants contained in the credit facility.

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed credit facility and are not included in our overall liquidity analysis. We had $31.7 million and $41.5 million of documentary letters of credit outstanding at November 30, 2015 and August 31, 2015, respectively. The decrease in the use of documentary letters of credit at November 30, 2015 resulted in a decrease in cash from financing activities of $9.8 million. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

On October 27, 2014, CMC's Board of Directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of shares of CMC common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. We intend to repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The new share repurchase program does not require us to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated at any time without prior notice. During the three months ended November 30, 2015 and 2014, we purchased 316,086 and 560,493 shares of CMC common stock, respectively, at an average purchase price of $14.41 and $16.67 per share, respectively.

Cash Flows

Our cash flows from operating activities result primarily from the sale of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. See Note 8, Derivatives and Risk Management, to the unaudited condensed consolidated financial statements contained in this report.

Net cash flows from operating activities were $219.6 million during the first three months of fiscal 2016 compared to net cash flows used by operating activities of $79.9 million during the first three months of fiscal 2015. Net earnings decreased $7.1 during the first three months of fiscal 2016 compared to the same period in the prior fiscal year. Net earnings in the first three months of fiscal 2016 included a $14.1 million decrease in deferred income taxes compared to a $2.9 million decrease in deferred income taxes during the first three months of fiscal 2015. Also included in net earnings during the first three months of fiscal 2016 was a $2.8 million net gain on the sale of assets compared to a net gain of $0.5 million during the first three months of fiscal 2015. Furthermore, net earnings were negatively impacted by a $2.7 million write-down of inventories and a $2.1 million increase in the provision for losses on receivables, net during the three months of fiscal 2016 compared to no material activity during the first three months of fiscal 2015. There were no other material fluctuations of non-cash items or items included in net earnings for which the cash effects did not relate to operating activities for the first three months of fiscal 2016 or 2015.

Cash from operating assets and liabilities increased $316.6 million during the first three months of fiscal 2016 compared to the same period in the prior fiscal year. The significant components of change within operating assets and liabilities were as follows:

Accounts receivable - Cash from accounts receivable increased $66.2 million during the first three months of fiscal 2016 compared to the same period of fiscal 2015. The increase in cash from accounts receivable was primarily due to a $274.5 million decrease in consolidated net sales between the fourth quarter of fiscal 2015 and the first quarter of fiscal 2016 compared to a $164.2 million decrease in consolidated net sales between the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015. However, days sales outstanding increased four days from 51 days at November 30, 2014 to 55 days at November 30, 2015.

Advance payments on sale of accounts receivable programs, net - Cash from advance payments on sale of accounts receivable programs, net during the first three months of fiscal 2016 was $10.7 million compared to cash used by advance payments on sale of accounts receivable programs, net of $88.2 million in the same period in the prior fiscal year. This was primarily due to no activity on our U.S. sale of accounts receivable program for the first three months of fiscal 2016 compared to net repayments of $55.0 million for the first three months of fiscal 2015. In addition, during the first three months of fiscal 2016, we had net proceeds of $10.7 million on our international sale of accounts receivable programs compared to net repayments of $33.2 million during the first three months of fiscal 2015.

Inventories - Cash from inventories during the first three months of fiscal 2016 was $78.7 million compared to cash used by inventories of $96.7 million in the same period in the prior fiscal year. Cash from inventories changed as a result of an overall decrease in inventory for our Americas Mills and International Marketing and Distribution segments during the first three months of fiscal 2016 compared to an overall increase in inventory during the first three months of fiscal 2015. Inventory balances declined during the three months of fiscal 2016 as a result of lowered demand due to increased import pressure in the U.S. and continued economic slowdown in China. In contrast, days sales in inventories increased five days to 71 days at November 30, 2015 from 66 days at November 30, 2014.

Accounts payable, accrued expenses and other payables - Cash used by accounts payable, accrued expenses and other payables during the first three months of fiscal 2016 was $76.4 million compared to $61.4 million during the same period in the prior fiscal year. This additional cash outflow was primarily due to a decrease in trade payables resulting from reduced inventory costs, caused by falling volumes and commodity prices.

Net cash flows used by investing activities decreased $10.4 million during the first three months of fiscal 2016 compared to the same period in the prior fiscal year. The largest factor contributing to the decline in the use of cash by investing activities in the first three months of fiscal 2016 was an $11.3 million decrease in capital expenditures compared to the first three months of fiscal 2015.

We expect our total capital expenditures for fiscal 2016 to be between $220 million and $230 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Net cash flows used by financing activities increased $50.6 million during the first three months of fiscal 2016 compared to the same period in the prior fiscal year. The increase in net cash flows used by financing activities primarily resulted from a $42.2 million decrease in the level of usage of documentary letters of credit during the first three months of fiscal 2016 compared to the same period of fiscal 2015. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity. Also contributing to the increase in net cash flows used by financing activities was an increase in repayments of short-term borrowings of $8.3 million and an increase in stock issued under incentive and purchase plans of $4.6 million compared to the same period prior fiscal year. The increase in net cash flows used by financing activities was partially offset by a $4.8 million decrease in purchases of CMC common stock compared to the same period in the prior fiscal year.

CONTRACTUAL OBLIGATIONS

There were no material changes to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. Our estimated contractual obligations for the twelve months ending November 30, 2016 were approximately $700 million and primarily constituted expenditures incurred in connection with normal revenue producing activities as well as interest due on our debt. We believe our current liquidity is adequate to fund our ongoing operations and planned capital expenditures.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2015, we had committed $24.0 million under these arrangements.
OFF-BALANCE SHEET ARRANGEMENTS

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. We utilize proceeds from the sales of the trade accounts receivables as an alternative to short-term borrowings, effectively managing our overall borrowing costs and providing an additional source of working capital. We account for sales of the trade accounts receivables as true sales and the trade accounts receivable balances that are sold are removed from the condensed consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on our condensed consolidated statements of cash flows.
CONTINGENCIES

See Note 13, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in this report.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, with respect to U.S. construction activity, general economic conditions, prices, volumes and our financial condition, results of operations, cash flows and business and our expectations or beliefs concerning future events and financial results. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Quarterly Report on Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was filed with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. These factors include those described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Some of the important factors that could cause actual results to differ materially from our expectations include the following:

•	conditions, including recovery from the recent recession and construction activity or lack thereof, and their impact in a highly cyclical industry;

•	rapid and significant changes in the price of metals;

•	excess capacity in our industry, particularly in China, and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	currency fluctuations;

•	compliance with and changes in environmental laws and regulations, including increased regulation associated with climate change and greenhouse gas emissions;

•	potential limitations in our or our customers' ability to access credit and non-compliance by our customers with our contracts;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	global factors including political and military uncertainties;

•	availability of electricity and natural gas for minimill operations;

•	information technology interruptions and breaches in security data;

•	ability to retain key executives;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials over which we exert little influence, including scrap metal, energy, insurance and supply prices;

•	unexpected equipment failures;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	increased costs related to health care reform legislation; and

•	those factors listed under Part I, Item 1A. "Risk Factors" included in our Annual Report filed on Form 10-K for the fiscal year ended August 31, 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Compared to the information to the information set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015, the U.S. dollar equivalent of the total gross foreign currency exchange contract commitments decreased $84.4 million, or 22%, of which 60% was related to forward contracts denominated in the U.S. dollar and hedged in entities with a British pound functional currency. There have been no other material changes.
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

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended November 30, 2015 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During this period, we adopted guidance issued by the Financial Accounting Standards Board related to the lower of cost or net realizable for inventories. Additionally, during the three months ended November 30, 2015, we converted to a new financial consolidation and reporting system.

Other than as discussed in the preceding paragraph, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in lawsuits associated with the normal conduct of its businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested.

We are subject to laws and regulations relating to protection of the environment. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future. We believe, however, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I Item 1A. of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, made by the Company or any affiliated purchasers during the quarter ended November 30, 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1, 2015 - September 30, 2015	—	—	—	$58,193,939
October 1, 2015 - October 31, 2015	—	—	—	58,193,939
November 1, 2015 - November 30, 2015	316,086	14.41	316,086	53,639,032
Total	316,086		316,086

(1)
 On October 27, 2014, the Company announced that CMC's Board of Directors had authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of shares of CMC common stock. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice.

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

3.1(f)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals Company's Annual Report on Form 10-K for the year ended August 31, 2015 and incorporated herein by reference).

18	Preferability letter from Deloitte & Touche LLP (filed herewith).

31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

January 8, 2016	/s/ Barbara R. Smith
Barbara R. Smith
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
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

3.1(f)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals' Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals Company's Annual Report on Form 10-K for the year ended August 31, 2015 and incorporated herein by reference).

18	Preferability letter from Deloitte & Touche LLP (filed herewith)

31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Barbara R. Smith, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited) (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).