Form 10-Q
period 2016-02-29
COMMERCIAL METALS CO
filed 2016-03-29
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of March 24, 2016 was 114,544,724.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$1,019,697	$1,391,117	$2,174,556	$3,071,107
Costs and expenses:
Cost of goods sold	884,876	1,244,042	1,882,118	2,744,109
Selling, general and administrative expenses	93,918	109,602	195,826	222,985
Loss on debt extinguishment	11,365	—	11,365	—
Interest expense	16,625	19,252	34,929	38,309
	1,006,784	1,372,896	2,124,238	3,005,403

Earnings from continuing operations before income taxes	12,913	18,221	50,318	65,704
Income taxes	2,064	4,756	13,836	17,974
Earnings from continuing operations	10,849	13,465	36,482	47,730

Loss from discontinued operations before income taxes (benefit)	(446)	(7,268)	(1,018)	(9,370)
Income taxes (benefit)	(99)	—	(101)	(21)
Loss from discontinued operations	(347)	(7,268)	(917)	(9,349)

Net earnings	10,502	6,197	35,565	38,381
Less net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to CMC	$10,502	$6,197	$35,565	$38,381

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.09	$0.12	$0.32	$0.41
Loss from discontinued operations	—	(0.06)	(0.01)	(0.08)
Net earnings	$0.09	$0.06	$0.31	$0.33

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.09	$0.11	$0.31	$0.40
Loss from discontinued operations	—	(0.06)	(0.01)	(0.08)
Net earnings	$0.09	$0.05	$0.30	$0.32

Cash dividends per share	$0.12	$0.12	$0.24	$0.24
Average basic shares outstanding	115,429,550	116,688,162	115,725,896	117,244,406
Average diluted shares outstanding	116,507,591	117,683,476	117,002,822	118,395,844
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net earnings	$10,502	$6,197	$35,565	$38,381
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment and other	4,211	(43,979)	(17,784)	(71,263)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of income taxes of $221, $(839), $74 and $(1,123)	494	(1,900)	485	(2,425)
Reclassification for loss (gain) included in net earnings, net of income taxes of $(28), $391, $(77) and $417	(56)	727	(174)	766
Net unrealized gain (loss) on derivatives, net of income taxes of $193, $(448), $(3) and $(706)	438	(1,173)	311	(1,659)
Defined benefit obligation:
Net gain, net of income taxes of $0, $0, $0 and $4	—	—	—	8
Amortization of prior services, net of income taxes of $0, $(2), $(1) and $(1)	(2)	(2)	(3)	(6)
Defined benefit obligation, net of income taxes of $0, $(2), $(1) and $3	(2)	(2)	(3)	2
Other comprehensive income (loss)	4,647	(45,154)	(17,476)	(72,920)
Comprehensive income (loss)	$15,149	$(38,957)	$18,089	$(34,539)
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	February 29, 2016	August 31, 2015
Assets
Current assets:
Cash and cash equivalents	$381,678	$485,323
Accounts receivable (less allowance for doubtful accounts of $9,367 and $9,033)	685,553	900,619
Inventories, net	753,695	880,484
Current deferred tax assets	—	3,310
Other current assets	145,459	93,643
Assets of businesses held for sale	13,989	17,008
Total current assets	1,980,374	2,380,387
Property, plant and equipment:
Land	74,982	75,086
Buildings and improvements	496,625	489,500
Equipment	1,660,236	1,670,755
Construction in process	87,166	59,241
	2,319,009	2,294,582
Less accumulated depreciation and amortization	(1,441,174)	(1,410,932)
	877,835	883,650
Goodwill	66,259	66,383
Other noncurrent assets	119,043	115,168
Total assets	$3,043,511	$3,445,588
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$209,991	$260,984
Accounts payable-documentary letters of credit	15,658	41,473
Accrued expenses and other payables	210,670	290,677
Notes payable	—	20,090
Current maturities of long-term debt	10,845	10,110
Liabilities of businesses held for sale	4,091	5,276
Total current liabilities	451,255	628,610
Deferred income taxes	61,671	55,803
Other long-term liabilities	109,955	101,919
Long-term debt	1,071,832	1,277,882
Total liabilities	1,694,713	2,064,214
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 114,535,735 and 115,635,338 shares	1,290	1,290
Additional paid-in capital	351,653	365,863
Accumulated other comprehensive loss	(131,011)	(113,535)
Retained earnings	1,381,294	1,373,568
Less treasury stock, 14,524,929 and 13,425,326 shares at cost	(254,587)	(245,961)
Stockholders' equity attributable to CMC	1,348,639	1,381,225
Stockholders' equity attributable to noncontrolling interests	159	149
Total stockholders' equity	1,348,798	1,381,374
Total liabilities and stockholders' equity	$3,043,511	$3,445,588
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015
Cash flows from (used by) operating activities:
Net earnings	$35,565	$38,381
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	63,541	66,988
Provision for losses on receivables, net	2,740	1,271
Stock-based compensation	13,106	11,822
Amortization of interest rate swaps termination gain	(3,798)	(3,799)
Loss on debt extinguishment	11,365	—
Deferred income taxes	(4,614)	(8,946)
Tax benefit from stock plans	(55)	(46)
Net gain on sale of assets and other	(2,767)	(2,014)
Write-down of inventories	7,949	4,119
Asset impairment	—	149
Changes in operating assets and liabilities:
Accounts receivable	190,622	138,132
Advance payments on sale of accounts receivable programs, net	11,504	(50,329)
Inventories	111,544	(174,990)
Other assets	2,681	5,019
Accounts payable, accrued expenses and other payables	(115,002)	(159,978)
Other long-term liabilities	8,429	(5,063)
Net cash flows from (used by) operating activities	332,810	(139,284)

Cash flows from (used by) investing activities:
Capital expenditures	(62,437)	(49,498)
Increase in restricted cash	(49,145)	—
Proceeds from the sale of subsidiaries	—	2,354
Proceeds from the sale of property, plant and equipment and other	3,060	8,273
Net cash flows used by investing activities	(108,522)	(38,871)

Cash flows from (used by) financing activities:
Repayments on long-term debt	(205,816)	(5,348)
Treasury stock acquired	(30,595)	(39,580)
Cash dividends	(27,839)	(28,184)
Increase (decrease) in documentary letters of credit, net	(25,815)	137,548
Short-term borrowings, net change	(20,090)	(7,146)
Debt extinguishment costs	(11,013)	—
Stock issued under incentive and purchase plans, net of forfeitures	(5,671)	(1,377)
Decrease in restricted cash	1	3,868
Contribution from noncontrolling interests	29	38
Tax benefit from stock plans	55	46
Net cash flows from (used by) financing activities	(326,754)	59,865
Effect of exchange rate changes on cash	(1,179)	(3,634)
Decrease in cash and cash equivalents	(103,645)	(121,924)
Cash and cash equivalents at beginning of year	485,323	434,925
Cash and cash equivalents at end of period	$381,678	$313,001

Supplemental information:
Noncash activities:
Change in liabilities related to purchases of property, plant, and equipment	$2,706	$7,519
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2014	129,060,664	$1,290	$359,338	$(19,509)	$1,350,070	(11,231,402)	$(218,494)	$111	$1,472,806
Net earnings					38,381				38,381
Other comprehensive loss				(72,920)					(72,920)
Cash dividends ($0.24 per share)					(28,184)				(28,184)
Treasury stock acquired						(2,762,835)	(39,580)		(39,580)
Issuance of stock under incentive and purchase plans, net of forfeitures			(14,824)			661,395	13,447		(1,377)
Stock-based compensation			10,173						10,173
Tax benefit from stock plans			46						46
Contribution of noncontrolling interest								38	38
Reclassification of share-based liability awards			3,948						3,948
Balance, February 28, 2015	129,060,664	$1,290	$358,681	$(92,429)	$1,360,267	(13,332,842)	$(244,627)	$149	$1,383,331

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2015	129,060,664	$1,290	$365,863	$(113,535)	$1,373,568	(13,425,326)	$(245,961)	$149	$1,381,374
Net earnings					35,565				35,565
Other comprehensive loss				(17,476)					(17,476)
Cash dividends ($0.24 per share)					(27,839)				(27,839)
Treasury stock acquired						(2,255,069)	(30,595)		(30,595)
Issuance of stock under incentive and purchase plans, net of forfeitures			(27,640)			1,155,466	21,969		(5,671)
Stock-based compensation			10,321						10,321
Tax benefit from stock plans			55						55
Contribution of noncontrolling interest			19					10	29
Reclassification of share-based liability awards			3,035						3,035
Balance, February 29, 2016	129,060,664	$1,290	$351,653	$(131,011)	$1,381,294	(14,524,929)	$(254,587)	$159	$1,348,798
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the fiscal year ended August 31, 2015 filed by Commercial Metals Company ("CMC", and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission ("SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income (loss), cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year.

Effective September 1, 2015, the Company elected to change its accounting method for valuing its U.S. inventories that used the last-in, first-out (“LIFO”) method to the weighted average cost method for the Americas Mills, Americas Recycling, and Americas Fabrication segments and to the specific identification method for its steel trading division headquartered in the U.S. in its International Marketing and Distribution segment. At September 1, 2015, 51% of the Company's total net inventories were valued using LIFO. The Company believes the changes are preferable because weighted average cost or specific identification (1) results in better matching of revenues and expenses and better reflects the current value of inventory in the Company’s consolidated balance sheet, (2) more closely aligns with the physical flow of these inventories, (3) are the methods the Company uses to monitor the financial results of these segments and this division for operational and financial planning, (4) eliminates the manual LIFO calculation and quarterly LIFO estimation process resulting in greater precision in determining quarterly cost of goods sold and inventory balances and reducing the administrative burden to report inventories because the information systems calculate inventory using the weighted average cost or the specific identification methods, and (5) improves comparability with the Company’s peers. Additionally, the Company believes that the change to using weighted average cost at its Americas Mills, Americas Recycling, and Americas Fabrication segments increases consistency in inventory costing as its International Mill segment currently uses the weighted average cost method. The Company applied this change in accounting principle retrospectively to all prior periods presented herein. The cumulative effect of these accounting changes resulted in a $124.2 million increase in retained earnings as of September 1, 2014.

Also effective September 1, 2015, the Company elected to change its accounting method for valuing its inventories in its International Marketing and Distribution segment, except for its steel trading division headquartered in the U.S., from the first-in, first-out (“FIFO”) method to the specific identification method. At September 1, 2015, 38% of the Company's total net inventories were valued using the FIFO method. The Company believes the change from FIFO to specific identification is preferable because it (1) results in better matching of revenues with expenses, (2) more closely aligns with the physical flow of these inventories, and (3) is the method the Company uses to monitor the financial results of the segment for operational and financial planning. Because this change in accounting principle was immaterial in all prior periods, it was not applied retrospectively. The change did not have a material impact on our condensed consolidated financial statements as of and for the three and six months ended February 29, 2016.

As a result of the retrospective application of the change in accounting principle from LIFO to weighted average cost or specific identification, certain financial statement line items in the Company’s condensed consolidated balance sheet as of August 31, 2015 and its condensed consolidated statements of earnings for the three and six months ended February 28, 2015 and condensed consolidated statement of cash flows for the six months ended February 28, 2015 were adjusted as presented below.

(in thousands, except share data)	As Originally Reported	Effect of Change	As Adjusted
Condensed Consolidated Statement of Earnings for the three months ended February 28, 2015:
Cost of goods sold	$1,169,703	$74,339	$1,244,042
Income taxes	30,841	(26,085)	4,756
Earnings from continuing operations	61,719	(48,254)	13,465
Net earnings attributable to CMC	54,451	(48,254)	6,197

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.53	$(0.41)	$0.12
Net earnings	0.47	(0.41)	0.06

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.52	$(0.41)	$0.11
Net earnings	0.46	(0.41)	0.05

Condensed Consolidated Statement of Earnings for the six months ended February 28, 2015:
Cost of goods sold	$2,663,472	$80,637	$2,744,109
Income taxes	46,288	(28,314)	17,974
Earnings from continuing operations	100,053	(52,323)	47,730
Net earnings attributable to CMC	90,704	(52,323)	38,381

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.85	$(0.44)	$0.41
Net earnings	0.77	(0.44)	0.33

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.85	$(0.45)	0.40
Net earnings	0.77	(0.45)	0.32

Condensed Consolidated Balance Sheet as of August 31, 2015:
Inventories, net	$781,371	$99,113	$880,484
Current deferred tax assets	29,137	(25,827)	3,310
Accrued expenses and other payables	279,415	11,262	290,677
Retained earnings	1,311,544	62,024	1,373,568

Condensed Consolidated Statement of Cash Flows for the six months ended February 28, 2015:
Net earnings	$90,704	$(52,323)	$38,381
Deferred income taxes	20,401	(29,347)	(8,946)
Inventories working capital change	(252,430)	77,440	(174,990)
Accounts payable, accrued expenses and other payables working capital change	(160,628)	650	(159,978)
The effect of the change in accounting principle is net of the effect of lower of cost or market adjustments.

The following table shows the effect of the change in accounting principle from LIFO to weighted average cost or specific identification on earnings from continuing operations, net earnings attributable to CMC and the related basic and diluted earnings per share attributable to CMC for the three and six months ended February 29, 2016:

(in thousands, except share data)	As Computed Under LIFO	As Reported Under New Inventory Costing Methodologies	Effect of Change
Condensed Consolidated Statement of Earnings for the three months ended February 29, 2016:
Earnings from continuing operations	$27,625	$10,849	$(16,776)
Net earnings attributable to CMC	27,278	10,502	(16,776)

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.24	$0.09	$(0.15)
Net earnings	0.24	0.09	(0.15)

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.23	$0.09	$(0.14)
Net earnings	0.23	0.09	(0.14)

Condensed Consolidated Statement of Earnings for the six months ended February 29, 2016:
Earnings from continuing operations	$65,721	$36,482	$(29,239)
Net earnings attributable to CMC	64,804	35,565	(29,239)

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.57	$0.32	$(0.25)
Net earnings	0.56	0.31	(0.25)

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.56	$0.31	$(0.25)
Net earnings	0.55	0.30	(0.25)
Recently Adopted Accounting Pronouncements
Effective December 1, 2015, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) requiring deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This change in accounting principle simplifies the presentation of deferred income taxes. This change was applied prospectively and prior periods presented were not adjusted.

In the first quarter of fiscal 2016, the Company adopted guidance issued by the FASB changing the requirements for reporting discontinued operations if the disposal of a component of an entity, or a group of components of an entity, represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The guidance requires expanded disclosures for discontinued operations and also requires entities to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The guidance changed the Company’s practice of assessing discontinued operations and the presentation and disclosure in the Company’s condensed financial statements. The guidance was adopted on a prospective basis.

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

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued guidance requiring a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2016, the FASB issued guidance to improve the accounting models for financial instruments. Specifically, the new guidance (i) requires equity investments be measured at fair value, or at cost adjusted for changes in observable prices less impairment for equity investments without readily determinable fair values, with changes in fair value recognized in net income; (ii) requires a qualitative assessment to identify impairment for equity investments without readily determinable fair values; (iii) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requires use of the exit price notion when measuring the fair value of financial instruments; (v) requires entities that elect the fair value option for financial liabilities to recognize changes in fair value related to instrument-specific credit risk in other comprehensive income; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (vii) clarifies that entities must assess valuation allowances for deferred taxes related to available-for-sale debt securities in combination with their other deferred tax assets. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017. Early adoption is permissible, but limited in application. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

NOTE 2. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"), net of income taxes:

	Three Months Ended February 29, 2016
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, November 30, 2015	$(135,076)	$2,178	$(2,760)	$(135,658)
Other comprehensive income before reclassifications	4,211	494	—	4,705
Amounts reclassified from AOCI	—	(56)	(2)	(58)
Net other comprehensive income (loss)	4,211	438	(2)	4,647
Balance, February 29, 2016	$(130,865)	$2,616	$(2,762)	$(131,011)

	Six Months Ended February 29, 2016
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance at August 31, 2015	$(113,081)	$2,305	$(2,759)	$(113,535)
Other comprehensive income (loss) before reclassifications	(17,784)	485	—	(17,299)
Amounts reclassified from AOCI	—	(174)	(3)	(177)
Net other comprehensive income (loss)	(17,784)	311	(3)	(17,476)
Balance, February 29, 2016	$(130,865)	$2,616	$(2,762)	$(131,011)

	Three Months Ended February 28, 2015
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, November 30, 2014	$(47,175)	$2,528	$(2,628)	$(47,275)
Other comprehensive loss before reclassifications	(43,979)	(1,900)	—	(45,879)
Amounts reclassified from AOCI	—	727	(2)	725
Net other comprehensive loss	(43,979)	(1,173)	(2)	(45,154)
Balance, February 28, 2015	$(91,154)	$1,355	$(2,630)	$(92,429)

	Six Months Ended February 28, 2015
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance at August 31, 2014	$(19,891)	$3,014	$(2,632)	$(19,509)
Other comprehensive income (loss) before reclassifications	(71,263)	(2,425)	8	(73,680)
Amounts reclassified from AOCI	—	766	(6)	760
Net other comprehensive income (loss)	(71,263)	(1,659)	2	(72,920)
Balance, February 28, 2015	$(91,154)	$1,355	$(2,630)	$(92,429)

The significant items reclassified out of accumulated other comprehensive income (loss) and the corresponding line items in the condensed consolidated statements of earnings to which the items were reclassified were as follows:

		Three Months Ended		Six Months Ended
Components of AOCI (in thousands)	Location	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(59)	$(140)	$(110)	$(160)
Foreign exchange	Net sales	(450)	74	(393)	74
Foreign exchange	Cost of goods sold	426	(1,203)	418	(1,403)
Foreign exchange	SG&A expenses	35	19	70	40
Interest rate	Interest expense	132	132	266	266
		84	(1,118)	251	(1,183)
Income tax effect	Income taxes benefit (expense)	(28)	391	(77)	417
Net of income taxes		$56	$(727)	$174	$(766)
Defined benefit obligation:
Amortization of prior services	SG&A expenses	$2	$4	$4	$7
Income tax effect	Income taxes expense	—	(2)	(1)	(1)
Net of income taxes		$2	$2	$3	$6
Amounts in parentheses reduce earnings.
NOTE 3. SALES OF ACCOUNTS RECEIVABLE

During the fourth quarter of fiscal 2014, the Company entered into a third amended $200.0 million U.S. sale of accounts receivable program which expires on August 15, 2017. Under the program, CMC contributes, and several of its subsidiaries sell without recourse, certain eligible accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity and was formed for the sole purpose of buying and selling accounts receivable generated by the Company. CMCRV sells the accounts receivable in their entirety to three financial institutions. Under the amended U.S. sales of accounts receivable program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all accounts receivable sold. The remaining portion of the purchase price of the accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the accounts receivable as true sales, and the accounts receivable balances that are sold are removed from the condensed consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's condensed consolidated statements of cash flows. Additionally, the U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 7, Credit Arrangements.

At February 29, 2016 and August 31, 2015, under its U.S. sale of accounts receivable program, the Company had sold $197.2 million and $274.3 million of accounts receivable, respectively, to the financial institutions. At February 29, 2016 and August 31, 2015, the Company had no advance payments outstanding on the sale of its accounts receivable.

In addition to the U.S. sale of accounts receivable program described above, the Company's international subsidiaries in Europe and Australia sell accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy. In the third quarter of fiscal 2015, the Company phased out its existing European program and entered into a two year renewable accounts receivable sales program with a different financial institution. The new agreement increased the facility limit from PLN 200.0 million to PLN 220.0 million. The European program allows the Company's European subsidiaries to obtain an advance of up to 90% of eligible accounts receivable sold under the terms of the arrangement. During the first quarter of fiscal 2014, the Company phased out its existing Australian program and entered into a one year renewable accounts receivable sales program with a different financial institution. During the first quarter of fiscal 2015, the Company entered into a first amendment to its Australian program, which extended the maturity date to October 2016. Under the new Australian program, accounts receivable balances are sold to a special purpose vehicle, which in turn sells 100% of the eligible accounts receivable of Commercial Metals Pty. Ltd., CMC Steel

Distribution Pty. Ltd. and G.A.M. Steel Pty. Ltd. to the financial institution. During the fourth quarter of fiscal 2015, the Company entered into a second amendment to its Australian program, which reduced the facility limit from A$75.0 million to A$40.0 million. The financial institution will fund up to the facility limit for all accounts receivable sold, and the remaining portion of the purchase price of the accounts receivable is in the form of a subordinated note from the financial institution. This note will be satisfied from the ultimate collection of the accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the accounts receivable as true sales, and the accounts receivable balances that are sold are removed from the condensed consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's condensed consolidated statements of cash flows.

At February 29, 2016 and August 31, 2015, under its European and Australian programs, the Company had sold $78.4 million and $97.9 million of accounts receivable, respectively, to third-party financial institutions and received advance payments of $39.2 million and $27.7 million, respectively.

During the six months ended February 29, 2016 and February 28, 2015, cash proceeds from the U.S. and international sale of accounts receivable programs were $202.1 million and $277.8 million, respectively, and cash payments to the owners of accounts receivable were $190.6 million and $328.1 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the accounts receivable for the U.S. and Australian programs. Discounts on U.S. and international sales of accounts receivable were $0.5 million and $0.9 million for the three and six months ended February 29, 2016, respectively, and $0.4 million and $0.9 million for the three and six months ended February 28, 2015, respectively, and are included in selling, general and administrative expenses in the Company's condensed consolidated statements of earnings.

As of February 29, 2016, the deferred purchase price on the Company's U.S., European and Commercial Metals Pty. Ltd. sale of accounts receivable programs was included in accounts receivable on the Company's condensed consolidated balance sheets. As of August 31, 2015, the deferred purchase price on the Company's U.S., European, Commercial Metals Pty. Ltd. and CMC Steel Distribution Pty. Ltd. sale of accounts receivable programs was included in accounts receivable on the Company's condensed consolidated balance sheets. As of February 29, 2016 and August 31, 2015, the deferred purchase price on the G.A.M. Steel Pty. Ltd. sale of accounts receivable programs was included in assets of businesses held for sale on the Company's condensed consolidated balance sheets.

The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of accounts receivable programs:

	Three Months Ended February 29, 2016
(in thousands)	Total	U.S.	Australia*	Europe
Beginning balance	$228,862	$196,130	$15,286	$17,446
Transfers of accounts receivable	537,774	432,900	37,256	67,618
Collections	(534,762)	(435,995)	(39,159)	(59,608)
Ending balance	$231,874	$193,035	$13,383	$25,456
_______________________________________
* Includes the sales of accounts receivable activities related to businesses held for sale (transfers of accounts receivable of $11.1 million and collections of $11.9 million for the three months ended February 29, 2016).

	Six Months Ended February 29, 2016
(in thousands)	Total	U.S.	Australia*	Europe
Beginning balance	$339,547	$269,778	$18,038	$51,731
Transfers of accounts receivable	1,126,193	919,423	83,330	123,440
Collections	(1,233,866)	(996,166)	(87,985)	(149,715)
Ending balance	$231,874	$193,035	$13,383	$25,456
_______________________________________
* Includes the sales of accounts receivable activities related to discontinued operations and businesses held for sale (transfers of accounts receivable of $23.4 million, and collections of $36.8 million for the six months ended February 29, 2016).

	Three Months Ended February 28, 2015
(in thousands)	Total	U.S.	Australia**	Europe
Beginning balance	$471,840	$408,320	$22,376	$41,144
Transfers of accounts receivable	888,064	753,219	63,335	71,510
Collections	(973,457)	(834,530)	(64,031)	(74,896)
Ending balance	$386,447	$327,009	$21,680	$37,758

	Six Months Ended February 28, 2015
(in thousands)	Total	U.S.	Australia**	Europe
Beginning balance	$385,169	$329,797	$34,071	$21,301
Transfers of accounts receivable	2,016,308	1,702,382	154,064	159,862
Collections	(2,015,030)	(1,705,170)	(166,455)	(143,405)
Ending balance	$386,447	$327,009	$21,680	$37,758
_______________________________________
** Includes the sales of accounts receivable activities related to businesses held for sale (transfers of accounts receivable of $41.6 million and $102.1 million and collections of $52.9 million and $116.5 million for the three and six months ended February 28, 2015, respectively).
NOTE 4. INVENTORIES, NET

As of February 29, 2016, inventories were stated at the lower of cost or net realizable value. As of August 31, 2015, inventories were stated at the lower of cost or market. See Note 1, Accounting Policies, for further discussion of the adoption of the new accounting pronouncement.

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

Additionally, effective September 1, 2015, the Company elected to change its accounting method for valuing all of its inventories in its International Marketing and Distribution segment, except for its steel trading division headquartered in the U.S., from the FIFO method to the specification identification method. Because this change in accounting principle was immaterial in all prior periods, it was not applied retrospectively. The change did not have a material impact on our condensed consolidated financial statements as of and for the three and six months ended February 29, 2016. See Note 1, Accounting Policies, for further disclosures regarding this change in accounting principle.

The Company determines the inventory cost for its International Mill segment using the weighted average cost method.

At February 29, 2016, 56% of the Company's total net inventories were valued using the weighted average cost method and 44% of the Company's total net inventories were valued using the specification identification method.

The majority of the Company's inventories are in the form of finished goods. At February 29, 2016 and August 31, 2015, $60.3 million and $61.5 million, respectively, of the Company's inventories were in the form of raw materials. Work in process inventories were $40.1 million at February 29, 2016 and were minimal at August 31, 2015.

During the three and six months ended February 29, 2016, inventory write-downs were $5.3 million and $7.9 million, respectively, and were $4.1 million during both the three and six months ended February 28, 2015.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at August 31, 2015
Goodwill	$9,751	$4,970	$57,637	$2,517	$1,912	$76,787
Accumulated impairment losses	(9,751)	—	(493)	(160)	—	(10,404)
	—	4,970	57,144	2,357	1,912	66,383
Foreign currency translation	—	—	—	(132)	8	(124)
Balance at February 29, 2016
Goodwill	9,751	4,970	57,637	2,376	1,920	76,654
Accumulated impairment losses	(9,751)	—	(493)	(151)	—	(10,395)
	$—	$4,970	$57,144	$2,225	$1,920	$66,259

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $40.2 million and $47.8 million at February 29, 2016 and August 31, 2015, respectively, and are included in other noncurrent assets on the Company's condensed consolidated balance sheets. Intangible amortization expense from continuing operations was $1.0 million and $2.1 million for the three and six months ended February 29, 2016, respectively, and $1.7 million and $3.6 million for the three and six months ended February 28, 2015, respectively. Excluding goodwill, there are no other significant intangible assets with indefinite lives.
NOTE 6. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS
Businesses Held for Sale
As of February 29, 2016, one component of the Australian steel distribution business remained for sale and continued to be classified as held for sale. The components of assets and liabilities of businesses held for sale on the Company's condensed consolidated balance sheets were as follows:

(in thousands)	February 29, 2016	August 31, 2015
Assets:
Accounts receivable	$3,387	$3,244
Inventories, net	9,360	12,514
Other current assets	—	41
Property, plant and equipment, net of accumulated depreciation and amortization	1,242	1,209
Assets of businesses held for sale	$13,989	$17,008
Liabilities:
Accounts payable-trade	$1,885	$3,011
Accrued expenses and other payables	2,206	2,265
Liabilities of businesses held for sale	$4,091	$5,276

Discontinued Operations
Despite focused efforts and substantial progress to stabilize and improve the results of the Australian steel distribution business, the Company determined that achieving acceptable financial returns would take additional time and investment. During the first quarter of fiscal 2015, the Company decided to exit and sell its steel distribution business in Australia and determined that this decision met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods presented. The expenses associated with exiting this business were not material for the three and six months ended February 29, 2016 and February 28, 2015. The Australian steel distribution business was previously an operating segment included in the International Marketing and Distribution reporting segment.

Financial information for discontinued operations was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$9,953	$41,326	$21,507	$100,337
Loss from discontinued operations before income taxes (benefit)	(446)	(7,268)	(1,018)	(9,370)

Dispositions
There were no material dispositions during the first six months of fiscal 2016 or 2015.

During the first quarter of fiscal 2014, the Company sold all of the outstanding capital stock of our wholly owned copper tube manufacturing operation, Howell Metal Company for $58.5 million, $3.2 million of which was held in escrow as of August 31, 2015. The full balance of escrow was released in the second quarter of fiscal 2016.
NOTE 7. CREDIT ARRANGEMENTS

On June 26, 2014, the Company entered into a fourth amended and restated credit agreement (the "Credit Agreement") for a revolving credit facility of $350.0 million with a maturity date of June 26, 2019. The maximum availability under the Credit Agreement can be increased to $500.0 million with bank approval. The Company's obligation under its Credit Agreement is collateralized by its U.S. inventory. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $23.5 million and $23.4 million at February 29, 2016 and August 31, 2015, respectively.

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

At February 29, 2016, the Company's interest coverage ratio was 4.53 to 1.00, and the Company's debt to capitalization ratio was 0.44 to 1.00. The Company had no amounts drawn under its revolving credit facility at February 29, 2016 and August 31, 2015.

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 15, 2023 (the "2023 Notes"). Interest on these notes is payable semiannually.

In August 2008, the Company issued $500.0 million of 7.35% senior unsecured notes due in August 2018 (the "2018 Notes"). In anticipation of the offering, the Company entered into hedge transactions which reduced the Company's effective interest rate on these notes to 6.40% per annum. Interest on these notes is payable semiannually. In February 2016, the Company accepted for purchase approximately $100.2 million of the outstanding principal amount of its 2018 Notes through a cash tender offer. The Company recognized expenses of approximately $6.0 million related to the early extinguishment of this debt, which are included in loss on debt extinguishment in the unaudited condensed consolidated statements of earnings for the three and six months ended February 29, 2016.

In July 2007, the Company issued $400.0 million of 6.50% senior unsecured notes due in July 2017 (the "2017 Notes"). In anticipation of the offering, the Company entered into hedge transactions which reduced the Company's effective interest rate on these notes to 5.74% per annum. Interest on these notes is payable semiannually. In February 2016, the Company accepted for purchase $100.0 million of the outstanding principal amount of its 2017 Notes though a cash tender offer. The Company recognized expenses of approximately $5.4 million related to the early extinguishment of this debt, which are included in loss on debt extinguishment in the unaudited condensed consolidated statements of earnings for the three and six months ended February 29, 2016.

At February 29, 2016, the Company was in compliance with all covenants contained in its debt agreements.

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At February 29, 2016 and August 31, 2015, the unamortized amounts were $15.5 million and $19.2 million, respectively. Amortization of the deferred gain for each of the three and six months ended February 29, 2016 and February 28, 2015 was $1.9 million and $3.8 million, respectively.

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of February 29, 2016	February 29, 2016	August 31, 2015
2023 Notes	4.875%	$330,000	$330,000
2018 Notes	6.40%	411,186	513,680
2017 Notes	5.74%	304,087	405,573
Other, including equipment notes		37,404	38,739
		1,082,677	1,287,992
Less current maturities		10,845	10,110
		$1,071,832	$1,277,882

Interest on these notes is payable semiannually.

At February 29, 2016 and August 31, 2015, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of PLN 175 million ($43.8 million) and PLN 215 million ($56.9 million), respectively. The uncommitted credit facilities as of February 29, 2016 have expiration dates ranging from March 2016 to November 2016, which CMCP intends to renew upon expiration. The uncommitted credit facilities as of August 31, 2015 had expiration dates ranging from November 2015 to March 2016. At February 29, 2016 and August 31, 2015, no material amounts were outstanding under these facilities. During the six months ended February 29, 2016, CMCP had no borrowings and no repayments under its uncommitted credit facilities. During the six months ended February 28, 2015, CMCP had total borrowings of $41.5 million and total repayments of $41.5 million under its uncommitted credit facilities.

The Company had no material amounts of interest capitalized in the cost of property, plant and equipment during the three and six months ended February 29, 2016 and February 28, 2015, respectively. Cash paid for interest during the three and six months ended February 29, 2016 was $31.9 million and $40.9 million, respectively, and $33.4 million and $42.9 million during the three and six months ended February 28, 2015, respectively.
NOTE 8. NEW MARKETS TAX CREDIT TRANSACTIONS

In December 2015, the Company entered into a financing transaction with U.S. Bancorp Community Development Corporation, a Minnesota corporation ("USBCDC"), related to the development, construction and equipping of a steel micro-mill in Durant, Oklahoma. To effect the transaction, USBCDC made a capital contribution to USBCDC Investment Fund 156, LLC, a Missouri limited liability company (the "Investment Fund"). Additionally, Commonwealth Acquisitions Holdings, Inc., a wholly owned subsidiary of CMC ("Commonwealth"), made a loan to the Investment Fund. The transaction qualified under the New Markets Tax Credit ("NMTC Program"), provided for in the Community Renewal Tax Relief Act of 2000 (the "Act"). The NMTC Program is intended to induce capital investment in qualified low-income communities. The Act permits taxpayers to claim credits against federal income taxes for up to 39% of qualified investments in certain community development entities ("CDEs"). CDEs are privately managed entities that are certified to make qualified low-income community investments ("QLICIs") to qualified projects.

Commonwealth loaned $35.3 million to the Investment Fund at an interest rate of approximately 1.08% per year and with a maturity date of December 24, 2045 (the "Commonwealth Loan"). The Investment Fund also received capital contributions from USBCDC in the aggregate amount of $17.7 million (the "USBCDC Equity"). The Investment Fund used $51.5 million of the proceeds received from the Commonwealth Loan and the USBCDC Equity to make qualified equity investments ("QEIs") into certain CDEs, which, in turn, used $50.7 million of the QEIs to make loans to CMC Steel Oklahoma, LLC, a wholly owned subsidiary of CMC, with terms similar to the Commonwealth Loan and as partial financing for the construction, development and equipping of a new steel micro-mill in Durant, Oklahoma. The proceeds of the loans from the CDEs (including the portion of the loans representing the capital contribution made by USBCDC, net of syndication fees) were included in other current assets in the accompanying condensed consolidated balance sheet and will be used to partially fund the new steel micro-mill in Durant, Oklahoma.

By virtue of its capital contribution to the Investment Fund, USBCDC is entitled to substantially all of the benefits derived from the new markets tax credits ("NMTCs"). This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase USBCDC’s interest in the Investment Fund. The Company believes USBCDC will exercise the put option in December 2022 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify USBCDC for any loss or recapture of NMTCs related to the financing until such time as the Company's obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company has determined that the Investment Fund is a variable interest entity ("VIE"), of which the Company is the primary beneficiary and has consolidated it in accordance with the accounting standard for consolidation. USBCDC’s contribution is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the seven year recapture period. Incremental costs to maintain the structure during the compliance period are recognized as incurred.
NOTE 9. DERIVATIVES AND RISK MANAGEMENT

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

At February 29, 2016, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $296.5 million and $30.1 million, respectively. At February 28, 2015, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $402.3 million and $50.0 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of February 29, 2016:

Commodity	Long/Short	Total
Aluminum	Long	5,141	MT
Aluminum	Short	250	MT
Copper	Long	294	MT
Copper	Short	4,423	MT
Zinc	Long	7	MT
MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's condensed consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three and six months ended February 29, 2016 and February 28, 2015. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the condensed consolidated statements of earnings:

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Commodity	Cost of goods sold	$(224)	$1,866	$1,948	$5,301
Foreign exchange	Net sales	(4)	569	(4)	3,005
Foreign exchange	Cost of goods sold	31	2,480	81	4,351
Foreign exchange	SG&A expenses	10,495	7,874	15,714	20,074
Gain before income taxes		$10,298	$12,789	$17,739	$32,731

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended		Six Months Ended
	Location	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Foreign exchange	Net sales	$(61)	$534	$83	$359
Foreign exchange	Cost of goods sold	183	(229)	(811)	925
Gain (loss) before income taxes		$122	$305	$(728)	$1,284

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended		Six Months Ended
	Location	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Foreign exchange	Net sales	$62	$(537)	$(83)	$(358)
Foreign exchange	Cost of goods sold	(183)	229	811	(925)
Gain (loss) before income taxes		$(121)	$(308)	$728	$(1,283)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Commodity	$253	$(348)	$(224)	$(416)
Foreign exchange	241	(1,552)	709	(2,009)
Gain (loss), net of income taxes	$494	$(1,900)	$485	$(2,425)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended		Six Months Ended
	Location	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Commodity	Cost of goods sold	$(59)	$(140)	$(110)	$(160)
Foreign exchange	Net sales	(450)	74	(393)	74
Foreign exchange	Cost of goods sold	426	(1,203)	418	(1,403)
Foreign exchange	SG&A expenses	35	19	70	40
Interest rate	Interest expense	132	132	266	266
Gain (loss) before income taxes		84	(1,118)	251	(1,183)
Income tax (expense) benefit		(28)	391	(77)	417
Gain (loss), net of income taxes		$56	$(727)	$174	$(766)

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's condensed consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at February 29, 2016 and August 31, 2015. The fair value of the Company's derivative instruments on the condensed consolidated balance sheets was as follows:

Derivative Assets (in thousands)	February 29, 2016	August 31, 2015
Commodity — designated for hedge accounting	$24	$19
Commodity — not designated for hedge accounting	96	846
Foreign exchange — designated for hedge accounting	1,273	1,500
Foreign exchange — not designated for hedge accounting	2,992	3,088
Derivative assets (other current assets)*	$4,385	$5,453

Derivative Liabilities (in thousands)	February 29, 2016	August 31, 2015
Commodity — designated for hedge accounting	$122	$129
Commodity — not designated for hedge accounting	688	537
Foreign exchange — designated for hedge accounting	719	874
Foreign exchange — not designated for hedge accounting	645	1,263
Derivative liabilities (accrued expenses and other payables)*	$2,174	$2,803
_______________________________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of February 29, 2016, most of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	February 29, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments(1)	$276,739	$276,739	$—	$—
Commodity derivative assets(2)	120	96	24	—
Foreign exchange derivative assets(2)	4,265	—	4,265	—
Liabilities:
Commodity derivative liabilities(2)	810	688	122	—
Foreign exchange derivative liabilities(2)	1,364	—	1,364	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments(1)	$271,840	$271,840	$—	$—
Commodity derivative assets(2)	865	846	19	—
Foreign exchange derivative assets(2)	4,588	—	4,588	—
Liabilities:
Commodity derivative liabilities(2)	666	537	129	—
Foreign exchange derivative liabilities(2)	2,137	—	2,137	—
_______________________________________
(1) Money market investments are short-term in nature, and the value is determined by broker quoted prices in active markets. The investment portfolio mix can change each period based on the Company's assessment of investment options.

(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or Commodity Exchange, Inc. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Further discussion regarding the Company's use of derivative instruments and the classification of the assets and liabilities is included in Note 9, Derivatives and Risk Management.

There were no material non-recurring fair value measurements during the three and six months ended February 29, 2016 and February 28, 2015, respectively.

The carrying values of the Company's short-term items, including the deferred purchase price of accounts receivable, documentary letters of credit and notes payable, approximate fair value due to their short-term nature.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the condensed consolidated balance sheets were as follows:

		February 29, 2016		August 31, 2015
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 Notes(1)	Level 2	$330,000	$281,130	$330,000	$300,630
2018 Notes(1)	Level 2	411,186	417,810	513,680	530,000
2017 Notes(1)	Level 2	304,087	307,500	405,573	419,400
_______________________________________
(1) The fair values of the 2023 Notes, 2018 Notes and 2017 Notes are estimated based on readily available market prices of these notes at February 29, 2016 and August 31, 2015 or similar notes with the same maturities, rating and interest rates.
NOTE 11. INCOME TAX

The Company's effective income tax rate from continuing operations for the three and six months ended February 29, 2016 was 16.0% and 27.5%, respectively, compared with 26.1% and 27.4% for the three and six months ended February 28, 2015, respectively. The effective tax rate is determined by computing the estimated annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the appropriate period. Several factors determine the Company’s effective tax rate, including the mix and amount of global earnings, the impact of loss companies for which no tax benefit is available due to valuation allowances, audit related adjustments, and the impact of permanent tax adjustments. For the three months ended February 29, 2016, the tax rate was less than the statutory income tax rate of 35% primarily due to discrete favorable adjustments related to our current IRS exam. For the six months ended February 29, 2016, the tax rate was lower than the statutory income tax rate of 35% due to the previously mentioned favorable audit adjustment, the favorable impact of income from operations in lower tax jurisdictions, and a permanent tax benefit under Section 199 of the Internal Revenue Code related to domestic production activity. The Company's effective income tax rate from discontinued operations for the three and six months ended February 29, 2016 was 22.2% and 9.9%, respectively, compared with 0.0% and 0.2% for the three and six months ended February 28, 2015, respectively. The Company's effective income tax rate from discontinued operations for the three and six months ended February 29, 2016 reflected the fact that the majority of the pre-tax loss was from discontinued operations in Australia, a jurisdiction in which all tax losses created a deferred tax asset that was subject to a full valuation allowance, and thus no tax benefit. The tax benefit related to discontinued operations was the result of nominal pre-tax losses from discontinued operations which are subject to U.S. tax.

The Company made net payments of $23.5 million and $28.7 million for income taxes during the six months ended February 29, 2016 and February 28, 2015, respectively.

As of both February 29, 2016 and August 31, 2015, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $27.3 million, exclusive of interest and penalties.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three and six months ended February 29, 2016, before any income tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending February 28, 2017, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $17.8 million, which would reduce the provision for income taxes by $2.5 million.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, CMC and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2009 and forward
U.S. States — 2009 and forward
Foreign — 2009 and forward

The Company is currently under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of February 29, 2016 sufficiently reflect the anticipated outcome of these examinations.
NOTE 12. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described, and informational disclosures are provided, in Note 15, Stock-Based Compensation Plans, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015. During the six months ended February 29, 2016 and February 28, 2015, restricted stock units and performance stock units totaling 1.6 million and 1.0 million, respectively, were granted at a weighted-average fair value of $15.83 and $15.92, respectively.

During the six months ended February 29, 2016 and February 28, 2015, the Company granted 464,782 and 392,517 equivalent shares, respectively, of performance stock units and restricted stock units accounted for as liability awards. The fair value of these liability awards is remeasured each reporting period and is recognized ratably over the service period. As of February 29, 2016, the Company had 917,968 equivalent shares in liability awards outstanding. The Company expects 873,789 equivalent shares to vest.

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

Stock-based compensation expense for the three and six months ended February 29, 2016 of $6.8 million and $13.1 million, respectively, and $6.1 million and $11.8 million for the three and six months ended February 28, 2015, respectively, was included in selling, general and administrative expenses on the Company's condensed consolidated statements of earnings.

NOTE 13. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of basic and diluted earnings per share from continuing operations for the three and six months ended February 29, 2016 and February 28, 2015 were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Earnings from continuing operations attributable to CMC	$10,849	$13,465	$36,482	$47,730

Basic earnings per share:
Shares outstanding for basic earnings per share	115,429,550	116,688,162	115,725,896	117,244,406

Basic earnings per share from continuing operations attributable to CMC	$0.09	$0.12	$0.32	$0.41

Diluted earnings per share:
Shares outstanding for basic earnings per share	115,429,550	116,688,162	115,725,896	117,244,406

Effect of dilutive securities:
Stock-based incentive/purchase plans	1,078,041	995,314	1,276,926	1,151,438
Shares outstanding for diluted earnings per share	116,507,591	117,683,476	117,002,822	118,395,844

Diluted earnings per share from continuing operations attributable to CMC	$0.09	$0.11	$0.31	$0.40

Anti-dilutive shares not included above	714,342	854,703	714,342	623,042
CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of shares of CMC common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. During the three and six months ended February 29, 2016, the Company purchased 1,938,983 and 2,255,069 shares of CMC common stock, respectively, at an average purchase price of $13.43 and $13.57 per share, respectively. During the three and six months ended February 28, 2015, the Company purchased 2,202,342 and 2,762,835 shares of CMC common stock, respectively, at an average purchase price of $13.73 and $14.33 per share, respectively. The Company had remaining authorization to purchase $27.6 million of common stock at February 29, 2016 pursuant to its share repurchase program.
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
The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party ("PRP") at several sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both February 29, 2016 and August 31, 2015, the Company had $1.0 million accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $3.8 million and $4.3 million as of February 29, 2016 and August 31, 2015, respectively, of which $2.4 million was classified as other long-term liabilities as of both February 29, 2016 and August 31, 2015. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
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
NOTE 15. BUSINESS SEGMENTS

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

The financial information presented for the International Marketing and Distribution segment excludes the steel distribution business in Australia. This operation has been classified as discontinued operations in the condensed consolidated statements of earnings. See Note 6, Businesses Held for Sale, Discontinued Operations and Dispositions, for more information.

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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended February 29, 2016
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$119,641	$189,549	$333,961	$107,458	$271,955	$(2,867)	$—	$1,019,697
Intersegment sales	28,705	146,880	2,183	—	4,921	—	(182,689)	—
Net sales	148,346	336,429	336,144	107,458	276,876	(2,867)	(182,689)	1,019,697
Adjusted operating profit (loss)	(7,645)	50,699	14,825	1,951	(2,293)	(28,801)	1,232	29,968

	Three Months Ended February 28, 2015
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$227,499	$247,727	$341,679	$138,449	$433,046	$2,717	$—	$1,391,117
Intersegment sales	31,580	181,118	2,731	—	32,192	—	(247,621)	—
Net sales	259,079	428,845	344,410	138,449	465,238	2,717	(247,621)	1,391,117
Adjusted operating profit (loss)	(9,657)	59,470	(5,769)	819	7,385	(16,400)	2,037	37,885

	Six Months Ended February 29, 2016
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$274,477	$407,190	$713,442	$227,906	$552,017	$(476)	$—	$2,174,556
Intersegment sales	53,076	313,771	5,016	—	7,896	—	(379,759)	—
Net sales	327,553	720,961	718,458	227,906	559,913	(476)	(379,759)	2,174,556
Adjusted operating profit (loss)	(14,193)	109,763	36,170	4,722	(4,462)	(46,873)	902	86,029
Total assets at February 29, 2016*	215,705	764,480	652,267	349,463	642,286	849,478	(446,319)	3,027,360

	Six Months Ended February 28, 2015
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$497,301	$551,586	$749,916	$316,078	$952,677	$3,549	$—	$3,071,107
Intersegment sales	77,837	402,110	6,982	—	50,367	—	(537,296)	—
Net sales	575,138	953,696	756,898	316,078	1,003,044	3,549	(537,296)	3,071,107
Adjusted operating profit (loss)	(11,609)	132,118	(9,950)	5,042	24,054	(36,011)	1,232	104,876
Total assets at August 31, 2015*	261,676	738,669	713,860	403,706	798,914	1,049,815	(552,577)	3,414,063

* Excludes total assets from discontinued operations of $16.2 million at February 29, 2016 and $31.5 million at August 31, 2015.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Earnings from continuing operations	$10,849	$13,465	$36,482	$47,730
Income taxes	2,064	4,756	13,836	17,974
Interest expense	16,625	19,252	34,929	38,309
Discounts on sales of accounts receivable	430	412	782	863
Adjusted operating profit	$29,968	$37,885	$86,029	$104,876
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" in this Item 2 of this Quarterly Report on Form 10-Q and in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

As discussed in the "Critical Accounting Policies and Estimates" section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, we evaluate the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations, also known as a triggering event. Based on margin and volume pressure in our Americas Recycling segment, during the second quarter of fiscal 2016, management considered a triggering event to have occurred. As a result, we reviewed the undiscounted future cash flows for certain Americas Recycling long-lived asset groups. The results of the undiscounted future cash flow analyses indicated the carrying amounts for all long-lived asset groups subject to testing were expected to be recovered, with the exception of two long-lived asset groups. Fair value for these two long-lived asset groups was then estimated and compared to the carrying values of the long-lived asset groups, which resulted in no impairment for the current fiscal quarter. However, it is reasonably possible that market conditions could remain flat or deteriorate further, resulting in impairment of the carrying values of certain Americas Recycling long-lived assets. The primary factors that may affect estimates of future cash flows are (i) management’s scrap price outlook, (ii) scrap demand, (iii) working capital changes, (iv) capital expenditures and (v) selling, general and administrative expenses.

In December 2015, we entered into a financing transaction related to the development, construction and equipping of a steel micro-mill in Durant, Oklahoma, which qualified under the New Markets Tax Credit (“NMTC Program”) provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”). The NMTC Program is intended to induce capital investment in qualified low-income communities. The Act permits taxpayers to claim credits against federal income taxes for up to 39% of qualified investments in certain community development entities ("CDEs"). CDEs are privately managed entities that are certified to make qualified low-income community investments (“QLICIs”) to qualified projects. This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase the investor’s interest in the entities established to claim the tax credits related to their investments in the Durant, Oklahoma steel micro-mill project. We have concluded that these entities are variable interest entities (“VIEs”), of which we are the primary beneficiary and have consolidated the entities in accordance with the accounting standard for consolidation. The investor’s contribution, net of fees, is included in other long-term liabilities on the unaudited condensed consolidated balance sheet included in this Quarterly Report on Form 10-Q. See Note 8, New Markets Tax Credit Transactions, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Effective December 1, 2015, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) requiring deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This change in accounting principle simplifies the presentation of deferred income taxes. This change was applied prospectively and prior periods presented were not adjusted.

Effective September 1, 2015, we elected to change the accounting method by which we value our U.S. inventories from the last-in, first-out ("LIFO") method of accounting to the weighted average cost method for our Americas Mills, Americas Recycling and Americas Fabrication segments and to the specific identification method for our steel trading division headquartered in the U.S. in our International Marketing and Distribution segment. This change affected 51% of our inventories which were valued using the LIFO method as of September 1, 2015, and we applied these changes in accounting principle retrospectively to all prior periods presented. As a result of the retrospective application of this change in accounting principle, certain financial statement line items in our condensed consolidated balance sheet as of August 31, 2015 and our condensed consolidated statements of earnings for the three and six months ended February 28, 2015 and condensed consolidated statement of cash flows for the six months ended February 28, 2015 were adjusted.

Also effective September 1, 2015, we elected to change the accounting method by which we value our inventories in our International Marketing and Distribution segment, except for those of our steel trading division headquartered in the U.S., from the first-in, first-out ("FIFO") method to the specific identification method. At September 1, 2015, 38% of our inventories were valued using the FIFO method. This change did not have a material impact on our condensed consolidated financial statements in any prior period. As such, this change in accounting principle was not applied retrospectively.

In the first quarter of fiscal 2016, we adopted guidance issued by the FASB requiring entities to measure inventory, other than inventory measured using LIFO or the retail inventory method, at the lower of cost and net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance was adopted on a prospective basis.

There have been no other material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales*	$1,019,697	$1,391,117	$2,174,556	$3,071,107
Earnings from continuing operations	10,849	13,465	36,482	47,730
Adjusted operating profit*+	29,968	37,885	86,029	104,876
Adjusted EBITDA*+	61,088	70,752	148,788	170,875
Diluted net earnings per share attributable to CMC	0.09	0.05	0.30	0.32
Adjusted earnings per share +	0.15	0.05	0.36	0.32
_______________________________________
* Excludes divisions classified as discontinued operations.
+ Non-GAAP financial measure.

Adjusted Operating Profit

In the table above, we have included financial statement measures that were not derived in accordance with United States generally accepted accounting principles ("GAAP"). We use adjusted operating profit to compare and to evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. The payment of income taxes is a necessary element of our operations. Additionally, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. We consider sales of accounts receivable as an alternative source of liquidity to finance our operations, and we believe that removing these costs provides a clearer perspective of our operating performance. Adjusted operating profit may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Earnings from continuing operations	$10,849	$13,465	$36,482	$47,730
Income taxes	2,064	4,756	13,836	17,974
Interest expense	16,625	19,252	34,929	38,309
Discounts on sales of accounts receivable	430	412	782	863
Adjusted operating profit	$29,968	$37,885	$86,029	$104,876

Adjusted EBITDA

The other non-GAAP financial measure included in the table above is adjusted EBITDA. We use adjusted EBITDA (earnings from continuing operations before net earnings attributable to noncontrolling interests, interest expense, income taxes, depreciation, amortization and impairment charges) as a non-GAAP financial measure. There were no net earnings attributable to noncontrolling interests during the three and six months ended February 29, 2016 and February 28, 2015. Adjusted EBITDA should not be considered as an alternative to net earnings or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA provides relevant and useful information, which is often used by analysts, creditors and other interested parties in our industry. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization, as well as impairment charges, which are also non-cash. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between U.S. jurisdictions. Tax regulations in international operations add additional complexity. We also exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. Adjusted EBITDA is part of a debt compliance test in certain of our debt agreements and is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Earnings from continuing operations	$10,849	$13,465	$36,482	$47,730
Interest expense	16,625	19,252	34,929	38,309
Income taxes	2,064	4,756	13,836	17,974
Depreciation and amortization	31,550	33,130	63,541	66,713
Impairment charges	—	149	—	149
Adjusted EBITDA	$61,088	$70,752	$148,788	$170,875

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

Adjusted Earnings per Share

Adjusted earnings per share is a non-GAAP financial measure. Management believes excluding the costs associated with the senior note tender offers closed on February 17, 2016 provides investors with a clearer perspective of the current underlying operating performance. Adjusted earnings per share may be inconsistent with similar measures presented by other companies.

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Diluted net earnings per share attributable to CMC	$0.09	$0.05	$0.30	$0.32
Impact of cost of debt extinguishment	0.09	—	0.09	—
Income tax effect	(0.03)	—	(0.03)	—
Adjusted earnings per share	$0.15	$0.05	$0.36	$0.32

Summary

Net sales for the three and six months ended February 29, 2016 decreased $371.4 million, or 27%, and $896.6 million, or 29%, respectively, compared to the corresponding periods in fiscal 2015. In general, the strong U.S. dollar, increased import pressure in the U.S. and global steel production overcapacity during the three and six months ended February 29, 2016 adversely impacted our net sales compared to the three and six months ended February 28, 2015. The decrease in net sales for the three months ended February 29, 2016 was primarily attributed to decreases in the average selling prices throughout all of our segments coupled with a decrease in shipments for our Americas Recycling segment and a decrease in volumes for our International Marketing and Distribution segment, in each case compared to the corresponding period in fiscal 2015. Volumes and average selling prices for our International Marketing and Distribution segment declined primarily due to the continued weakening of global energy markets and the aforementioned global steel production overcapacity as compared to the second quarter of fiscal 2015. Net sales for the three months ended February 29, 2016 and February 28, 2015 reflect unfavorable foreign currency translation impacts of approximately $16.8 million and $33.2 million, respectively.

The decrease in net sales for the six months ended February 29, 2016 was due to decreases in volumes and the average selling prices throughout all of our segments, primarily driven by our Americas Recycling, Americas Mills and International Marketing and Distribution segments. Net sales for the six months ended February 29, 2016 and February 28, 2015 reflect unfavorable foreign currency translation impacts of approximately $46.1 million and $45.9 million, respectively, due to the strong U.S. dollar.

Adjusted operating profit for the three and six months ended February 29, 2016 decreased $7.9 million and $18.8 million, respectively, compared to the corresponding periods in fiscal 2015. The decreases in adjusted operating profit for the three and six months ended February 29, 2016 compared to the corresponding periods in fiscal 2015 included the loss on extinguishment of debt of $11.4 million. The decrease in adjusted operating profit for the three months ended February 29, 2016 was primarily driven by our Americas Mills and International Marketing and Distribution segments. Our Americas Mills segment was adversely impacted by an 8% decrease in average metal margin, and our International Marketing and Distribution segment was adversely impacted by a decrease in volumes and margins within its steel trading division headquartered in the U.S. and its operations in Europe, in each case compared to the second quarter of fiscal 2015. Additionally, our International Marketing and Distribution segment recorded an increase in inventory impairment charges of $4.0 million compared to the second quarter of fiscal 2015. In contrast, our Americas Fabrication segment benefited from an 8% increase in rebar shipments, a 14% improvement in the average rebar metal margin and a 10% per short ton decrease in freight costs during the three months ended February 29, 2016, in each case, compared to the corresponding period in fiscal 2015. Freight and utilities expenses decreased 6% and 18%, respectively, for our Americas Mills segment during the three months ended February 29, 2016 compared to the corresponding period in fiscal 2015. Additionally, our International Marketing and Distribution segment benefited from a $5.5 million net positive impact from foreign currency transactions and foreign exchange derivative activities during the three months ended February 29, 2016 compared to the corresponding period in fiscal 2015. Cost of goods sold for the three months ended February 29, 2016 and February 28, 2015 reflect favorable foreign currency translation impacts of approximately $15.9 million and $32.2 million, respectively.

The decrease in adjusted operating profit for the six months ended February 29, 2016 was primarily attributed to our Americas Mills and International Marketing and Distribution segments. During the six months ended February 29, 2016, our Americas Mills segment was adversely impacted by a 3% decrease in the average metal margin and a 5% per short ton increase in employee-related expenses, partially offset by a 6% decrease in freight costs and a 14% per short ton decrease in utilities expenses, in each case compared to the corresponding period in fiscal 2015. Our International Marketing and Distribution segment was adversely impacted by a decrease in volumes and average margins across all of its operations and a $6.8 million increase in inventory impairment charges, in each case, compared to the corresponding period in fiscal 2015. In contrast, our Americas Fabrication segment benefited from a decrease in the average rebar material cost which outpaced the decrease in the average rebar selling price and resulted in a 25% increase in the average rebar metal margin and also benefited from a 13% decrease in freight costs during the six months ended February 29, 2016, in each case, compared to the corresponding period in fiscal 2015. Additionally, our International Marketing and Distribution segment benefited from a $7.3 million net positive impact from foreign currency transactions and foreign exchange derivative activities during the six months ended February 29, 2016 compared to the corresponding period in fiscal 2015. Cost of goods sold for the six months ended February 29, 2016 and February 28, 2015 reflect favorable foreign translation currency impacts of approximately $43.7 million and $45.1 million, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses from continuing operations for the three and six months ended February 29, 2016 decreased $15.7 million and $27.2 million, respectively, compared to the corresponding periods in fiscal 2015. The decrease in selling, general and administrative expenses during the three months ended February 29, 2016 was primarily due to a $6.2 million decrease in pension and benefit restoration plan ("BRP Plan") expenses, a $5.6 million decrease in employee-related expenses and a $4.5 million net positive impact from foreign currency transactions and foreign exchange derivative activities, in each case compared to the three months ended February 28, 2015. The decrease in selling, general and administrative expenses during the six months ended February 29, 2016 was primarily due to a $10.6 million decrease in employee-related expenses, an $8.9 million net positive impact from foreign currency transactions and foreign exchange derivative activities and a $4.8 million decrease in pension and BRP Plan expenses, in each case compared to the six months ended February 28, 2015.

Interest Expense

Interest expense for the three and six months ended February 29, 2016 decreased $2.6 million and $3.4 million, respectively, compared to the three and six months ended February 28, 2015 primarily due to a decrease in the usage of documentary letters of credit for our International Marketing and Distribution segment.

Income Taxes

Our effective income tax rate from continuing operations for the three and six months ended February 29, 2016 was 16.0% and 27.5%, respectively, compared with 26.1% and 27.4%, respectively, for the three and six months ended February 28, 2015. The decrease in our effective income tax rate from continuing operations for the three months ended February 29, 2016 was largely attributed to favorable adjustments related to our current IRS exam. Our effective income tax rate can change from period to period as a result of changes in the mix and amount of pre-tax income generated in the jurisdictions in which we operate. Our effective income tax rates can also be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in our effective tax rate.
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
SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 15, Business Segments, to the unaudited condensed consolidated financial statements included in this report.

Americas Recycling

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$148,346	$259,079	$327,553	$575,138
Adjusted operating loss	(7,645)	(9,657)	(14,193)	(11,609)

Average selling price (per short ton)
Average ferrous selling price	$161	$260	$167	$285
Average nonferrous selling price	1,635	2,272	1,711	2,451

Short tons shipped (in thousands)
Ferrous tons shipped	379	452	768	945
Nonferrous tons shipped	48	56	100	115
Total tons shipped	427	508	868	1,060

Net sales for the three and six months ended February 29, 2016 decreased $110.7 million, or 43%, and $247.6 million, or 43%, respectively, compared to the corresponding periods in fiscal 2015. The decrease in net sales for the three months ended February 29, 2016 was due to decreases in average ferrous and nonferrous selling prices of $99 and $637 per short ton, respectively, coupled with decreases in ferrous and nonferrous tons shipped of 16% and 14%, respectively. The decrease in net sales for the six months ended February 29, 2016 was due to decreases in average ferrous and nonferrous selling prices of $118 and $740 per short ton, respectively, coupled with decreases in ferrous and nonferrous tons shipped of 19% and 13%, respectively. Global steel production overcapacity, specifically in China, continued to weigh on global steel pricing. Additionally, a strong U.S. dollar, historically low iron ore pricing, weak oil prices and tepid steel demand continued to negatively affect the market.

Adjusted operating loss decreased $2.0 million for the three months ended February 29, 2016 and increased $2.6 million for the six months ended February 29, 2016, in each case compared to the corresponding periods in fiscal 2015. During the second quarter of fiscal 2016, the decreases in selling prices and volumes discussed above for both ferrous and nonferrous products were outweighed by decreases in both ferrous and nonferrous material cost, which increased average metal margins by 9% and 7%, respectively, thereby lowering the adjusted operating loss compared to the second quarter of fiscal 2015. The increase in adjusted operating loss for the six months ended February 29, 2016 was a result of the decreases in both average ferrous and nonferrous selling prices discussed above, which outweighed decreases in both average ferrous and nonferrous material cost and compressed average ferrous and nonferrous metal margins by 4% and 8%, respectively, compared to the corresponding period in fiscal 2015.

Americas Mills

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$336,429	$428,845	$720,961	$953,696
Adjusted operating profit	50,699	59,470	109,763	132,118

Average price (per short ton)
Finished goods selling price	$521	$676	$545	$687
Total sales	510	662	533	674
Cost of ferrous scrap consumed	179	302	188	319
Metal margin	331	360	345	355
Ferrous scrap purchase price	159	247	158	268

Short tons (in thousands)
Tons melted	604	614	1,217	1,297
Tons rolled	542	563	1,131	1,179
Tons shipped	608	606	1,248	1,329

We include our five domestic steel minimills and the recycling locations which directly support the steel minimills in our Americas Mills segment.

Net sales for the three and six months ended February 29, 2016 decreased $92.4 million, or 22%, and decreased $232.7 million, or 24%, respectively, compared to the corresponding periods in fiscal 2015. The decrease in net sales for the three months ended February 29, 2016 was due to a decrease in average selling price of $152 per short ton while volumes remained consistent when compared to the corresponding period in fiscal 2015. The decrease in net sales for the six months ended February 29, 2016 was primarily due to a decrease in average selling price of $141 per short ton, coupled with a 6% decrease in tons shipped, in each case when compared to the corresponding period in fiscal 2015. Average selling prices decreased as a result of elevated import pressures in the U.S. compared to the three and six months ended February 28, 2015. During the second quarter of fiscal 2016, shipments of our higher priced finished products, including rebar and merchants, increased approximately 15 thousand short tons due to increased non-residential construction demand, and our lower priced billet shipments decreased approximately 13 thousand short tons. During the first six months of fiscal 2016, shipments of our higher priced finished products decreased approximately 38 thousand short tons and our lower priced billet shipments decreased approximately 42 thousand short tons.

Adjusted operating profit for the three and six months ended February 29, 2016 decreased $8.8 million and $22.4 million, respectively, compared to the corresponding periods in fiscal 2015. During the three and six months ended February 29, 2016, the decreases in average selling prices discussed above more than offset a $123 per short ton and $131 per short ton decrease, respectively, in the average cost of ferrous scrap consumed and decreased average metal margins by 8% and 3%, respectively, compared to the three and six months ended February 28, 2015. Additionally contributing to the decrease in adjusted operating profit for the six months ended February 29, 2016 were employee-related expenses, which increased 5% per short ton compared to the six months ended February 28, 2015 due to the reduction in tons shipped discussed above. Partially offsetting the compression of margins were freight costs, which decreased 6% for each of the three and six months ended February 29, 2016 due to reduced fuel costs, and utilities, which decreased 18% and 14% per short ton, respectively, for the comparable periods in the prior fiscal year due to lower electricity rates and reduced consumption.

Americas Fabrication

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$336,144	$344,410	$718,458	$756,898
Adjusted operating profit (loss)	14,825	(5,769)	36,170	(9,950)

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$801	$927	$832	$919
Structural	2,281	2,317	2,315	2,535
Post	860	901	863	890

Short tons shipped (in thousands)
Rebar	225	207	474	472
Structural	7	9	14	21
Post	22	26	43	48

Net sales for the three and six months ended February 29, 2016 decreased $8.3 million, or 2%, and $38.4 million, or 5%, respectively, compared to the corresponding periods in fiscal 2015. The decrease in net sales for the three months ended February 29, 2016 was primarily due to a $110 per short ton decrease in the average composite selling price compared to the second quarter of fiscal 2015. For the six months ended February 29, 2016, the decline in net sales was due to a 2% decrease in shipments coupled with an $83 per short ton decrease in the average composite selling price, in each case compared to the corresponding period in fiscal 2015. While non-residential construction demand improved in the first six months of fiscal 2016 compared to the first six months of fiscal 2015, selling prices declined compared to the first six months of fiscal 2015 due to falling commodity prices on a global scale.

Adjusted operating profit for the three and six months ended February 29, 2016 increased $20.6 million and $46.1 million, respectively, compared to the corresponding periods in fiscal 2015. The increase in adjusted operating profit for the three months ended February 29, 2016 was primarily due to an 8% increase in rebar shipments and a $157 per short ton decrease in the average rebar material cost, which outweighed a $126 per short ton decrease in the average rebar selling price and improved the average rebar metal margin by 14%, in each case compared to the corresponding period in fiscal 2015. Rebar shipments increased during the second quarter of fiscal 2016 due to increased non-residential construction demand compared to the second quarter of fiscal 2015. The increase in adjusted operating profit for the six months ended February 29, 2016 was primarily due to a $139 per short ton decrease in the average rebar material cost, which outweighed an $87 per short ton decrease in the average rebar selling price and improved the average rebar metal margin by 25% compared to the corresponding period in fiscal 2015. Additionally contributing to the increase in adjusted operating profit for the three and six months ended February 29, 2016, freight costs decreased 10% and 13% per ton, respectively, due to reduced fuel costs.

International Mill

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$107,458	$138,449	$227,906	$316,078
Adjusted operating profit	1,951	819	4,722	5,042

Average price (per short ton)
Total sales	$363	$481	$385	$515
Cost of ferrous scrap consumed	178	276	192	296
Metal margin	185	205	193	219
Ferrous scrap purchase price	148	229	157	247

Short tons (in thousands)
Tons melted	361	293	681	622
Tons rolled	299	292	599	548
Tons shipped	282	271	560	576

Net sales for the three and six months ended February 29, 2016 decreased $31.0 million, or 22%, and $88.2 million, or 28%, respectively, compared to the corresponding periods in fiscal 2015 due to a 25% decline in average selling price for each of the three and six months ended February 29, 2016 compared to the corresponding periods in fiscal 2015. The decline in average selling price was due to global steel production overcapacity, which continued to weigh on global steel pricing. The decrease in average selling price was partially offset by a 12% and 5% increase in shipments, excluding billets, primarily due to milder weather conditions during the three and six months ended February 29, 2016, respectively, compared to the corresponding periods in fiscal 2015. Net sales for the three and six months ended February 29, 2016 included unfavorable foreign currency translation impacts of approximately $11.4 million and $30.3 million, respectively. Net sales for the three and six months ended February 28, 2015 included unfavorable foreign currency translation impacts of approximately $25.6 million and $36.3 million, respectively.

Adjusted operating profit increased $1.1 million for the three months ended February 29, 2016 and decreased $0.3 million for the six months ended February 29, 2016, in each case compared to the corresponding period in fiscal 2015. The increase in adjusted operating profit for the three months ended February 29, 2016 was primarily due to a $1.8 million decrease in utilities expense resulting from a decline in electricity and gas rates, partially offset by a 10% decrease in the average metal margin resulting from the decrease in average selling price discussed above outpacing a $98 per short ton decrease in the average cost of ferrous scrap consumed, in each case, compared to the three months ended February 28, 2015. The decrease in adjusted operating profit for the six months ended February 29, 2016 was due to a 12% decrease in the average metal margin, which was the result of the decrease in average selling price discussed above, which outpaced a $104 per short ton decrease in the average cost of ferrous scrap consumed, in each case compared to the corresponding period in fiscal 2015. The decrease in adjusted operating profit was partially offset by a $6.6 million decrease in utilities expense and a $2.5 million decrease in repairs and maintenance expense. For the three and six months ended February 29, 2016, the changes in this segment’s cost of goods sold included favorable foreign currency translation impacts of approximately $10.7 million and $28.7 million, respectively. For the three and six months ended February 28, 2015, the changes in this segment’s cost of goods sold included favorable foreign currency translation impacts of approximately $24.6 million and $34.8 million, respectively.

International Marketing and Distribution

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net sales	$276,876	$465,238	$559,913	$1,003,044
Adjusted operating profit (loss)	(2,293)	7,385	(4,462)	24,054

Net sales for the three and six months ended February 29, 2016 decreased $188.4 million, or 40%, and $443.1 million, or 44%, respectively, compared to the corresponding periods in fiscal 2015. The decrease in net sales for the three months ended February 29, 2016 was primarily due to a decrease in volumes for our steel trading division headquartered in the U.S. and our operations in Europe coupled with a decline in average selling prices throughout our operations within this segment, in each case, compared to the corresponding period in fiscal 2015. The decrease in net sales for the six months ended February 29, 2016 was due to a decrease in volumes and average selling prices throughout our operations within this segment. The decreases in volumes and average selling prices discussed above were primarily due to global steel production overcapacity and the continued economic slowdown in China, which continued to weigh on global steel and commodity pricing as well as the continued weakening of the global energy market. Net sales for the three and six months ended February 29, 2016 included unfavorable foreign currency translation impacts of approximately $5.4 million and $15.8 million, respectively. Net sales for the three and six months ended February 28, 2015 included unfavorable foreign currency translation impacts of approximately $7.6 million and $9.6 million, respectively.

Adjusted operating loss for the three and six months ended February 29, 2016 increased $9.7 million and $28.5 million, respectively, compared to the corresponding periods in fiscal 2015. The increase in adjusted operating loss for the three months ended February 29, 2016 was primarily due to decreases in volumes and in the average margins for our steel trading division headquartered in the U.S. and our operations in Europe, in each case compared to the corresponding period in fiscal 2015. Additionally, the decline in the average margins for our raw materials trading division headquartered in the U.S. and our operations in Australia and Asia outweighed increases in volumes for these operations. This segment also recorded inventory impairment charges of $5.3 million during the second quarter of fiscal 2016 compared to $1.3 million during the second quarter of fiscal 2015. The increase in adjusted operating loss for the six months ended February 29, 2016 was due to decreases in volumes and average margins throughout our operations within this segment. This segment also recorded inventory impairment charges of $8.0 million during the six months ended February 29, 2016 compared to $1.3 million during the corresponding period of fiscal 2015. The increase in adjusted operating loss for the three and six months ended February 29, 2016 was partially offset by a $5.5 million and $7.3 million net positive impact from foreign currency transactions and foreign exchange derivative activities, respectively, in each case compared to the corresponding period in fiscal 2015. Additionally, employee-related expenses decreased 20% per short ton and 6% per short ton during the three and six months ended February 29, 2016, respectively, compared to the corresponding periods in fiscal 2015. For the three and six months ended February 29, 2016, the changes in this segment’s cost of goods sold included favorable currency translation impacts of approximately $5.2 million and $15.0 million, respectively. For the three and six months ended February 28, 2015, the changes in this segment’s cost of goods sold included favorable currency translation impacts of approximately $7.6 million and $10.3 million, respectively.

Corporate
Our corporate expenses for the three and six months ended February 29, 2016 increased $12.4 million and $10.9 million, respectively, compared to the corresponding periods in fiscal 2015, primarily due to the loss on debt extinguishment of $11.4 million during the three and six months ended February 29, 2016. See Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

DISCONTINUED OPERATIONS DATA

In the first quarter of fiscal 2015, we made the decision to exit our steel distribution business in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian steel distribution business, we determined that achieving acceptable financial returns would take additional time and investment. In the first quarter of fiscal 2015, we determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. The expenses associated with exiting this business were not material for the three and six months ended February 29, 2016 or February 28, 2015. The Australian steel distribution business was previously an operating segment in the International Marketing and Distribution reporting segment.

OUTLOOK

We expect demand for our finished steel products to improve heading into our fiscal third quarter, as the construction season ramps up. Non-residential construction spending, which is our primary end use market in the U.S., increased 11% year over year in February 2016. Furthermore, from a U.S. perspective, we are encouraged by the strength of the Architecture Billings Index (ABI), posting above 50 for 21 of the 24 months ended February 2016, which has historically been a leading indicator of improved non-residential construction. Volumes in our backlogs remained strong. However, we expect to continue to be challenged globally by steel overcapacity in China, imports into the U.S. and Poland and a strong U.S. dollar.
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

The table below reflects our sources, facilities and availability of liquidity as of February 29, 2016:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$381,678	N/A
Revolving credit facility	350,000	$326,549
U.S. receivables sale facility	200,000	121,075
International accounts receivable sales facilities	78,570	33,081
Bank credit facilities — uncommitted	43,755	41,587
Notes due from 2017 to 2023	1,029,818	*
Equipment notes	37,404	*

* We believe we have access to additional financing and refinancing, if needed.

In February 2016, we accepted for purchase approximately $100.0 million and $100.2 million of the outstanding principal amount of our 2017 Notes (as defined below) and 2018 Notes (as defined below), respectively, through a cash tender offer. As of February 29, 2016, we have $300.0 million of 6.50% Senior Notes due July 2017 (the "2017 Notes"), $399.8 million of 7.35% Senior Notes due August 2018 (the "2018 Notes") and $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes" and together with the 2017 Notes and the 2018 Notes, the "Notes"). The Notes require interest only payments until maturity. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or to refinance these notes when they mature.

At February 29, 2016 and August 31, 2015, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of PLN 175 million ($43.8 million) and PLN 215 million ($56.9 million), respectively. The uncommitted credit facilities as of February 29, 2016 have expiration dates ranging from March 2016 to November 2016, which we intend to renew upon expiration. The uncommitted credit facilities as of August 31, 2015 had expiration dates ranging from November 2015 to March 2016. At February 29, 2016 and August 31, 2015, no material amounts were outstanding under these facilities. During the six months ended February 29, 2016, CMCP had no borrowings and no repayments under its uncommitted credit facilities. During the six months ended February 28, 2015, CMCP had total borrowings of $41.5 million and total repayments of $41.5 under its uncommitted credit facilities.

The maximum availability under our $350.0 million revolving credit facility (the "credit facility") can be increased to $500.0 million. Our obligation under the credit facility is collateralized by our U.S. inventory. The credit facility's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit that totaled $23.5 million at February 29, 2016.

Under the credit facility, we are required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the credit agreement governing our credit facility) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the credit agreement governing our credit facility) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the 2017 Notes and the 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, we will be required to maintain liquidity of at least $150.0 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the credit facility bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At February 29, 2016, our interest coverage ratio was 4.53 to 1.00 and our debt to capitalization ratio was 0.44 to 1.00.

Our foreign operations generated approximately 22% of our net sales during the second quarter of fiscal 2016, and as a result, our foreign operations had cash and cash equivalents of approximately $71.9 million at February 29, 2016. Historically, our domestic operations have generated the majority of our cash, which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350.0 million credit facility described above and the $200.0 million sale of accounts receivable program described below. We intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 31% of total receivables at February 29, 2016.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 3, Sales of Accounts Receivable, to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Our U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our sales of accounts receivable program contains covenants that are consistent with the covenants contained in the credit facility.

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed credit facility and are not included in our overall liquidity analysis. We had $15.7 million and $41.5 million of documentary letters of credit outstanding at February 29, 2016 and August 31, 2015, respectively. The decrease in use of documentary letters of credit during the six months ended February 29, 2016, resulted in an increase of $25.8 million in cash used by financing activities compared to the six months ended February 28, 2015. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

During the first quarter of fiscal 2015, CMC's Board of Directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of shares of CMC common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. We intend to repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The new share repurchase program does not require us to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated at any time without prior notice. During the three and six months ended February 29, 2016, we purchased 1,938,983 and 2,255,069 shares of CMC common stock, respectively, at an average purchase price of $13.43 and $13.57 per share, respectively.

Cash Flows

Our cash flows from operating activities result primarily from the sale of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. See Note 9, Derivatives and Risk Management, to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Net cash flows from operating activities were $332.8 million during the first six months of fiscal 2016 compared to net cash flows used by operating activities of $139.3 million during the first six months of fiscal 2015. Net earnings decreased $2.8 million during the first six months of fiscal 2016 compared to the same period in the prior fiscal year. Net earnings in the first six months of fiscal 2016 included an $11.4 million loss on debt extinguishment compared to no such activity during the first six months of fiscal 2015. Additionally, net earnings were negatively impacted by a $7.9 million write-down of inventories during the first six months of fiscal 2016 compared to a $4.1 million write-down of inventories during the first six months of fiscal 2015. Furthermore, net earnings for the first six months of fiscal 2016 included a $4.6 million decrease in deferred income taxes compared to an $8.9 million decrease in deferred income taxes during the first six months of fiscal 2015.

Cash from operating assets and liabilities was $209.8 million during the first six months of fiscal 2016 compared to cash used by operating assets and liabilities of $247.2 million in the same period in the prior fiscal year. The significant components of change within operating assets and liabilities were as follows:

Accounts receivable - Cash from accounts receivable increased $52.5 million during the first six months of fiscal 2016 compared to the same period of fiscal 2015. Consolidated net sales from the fourth quarter of fiscal 2015 to the second quarter of fiscal 2016 decreased $411.3 million, and consolidated net sales between the fourth quarter of fiscal 2014 and the second quarter of fiscal 2015 decreased $470.8 million. Additionally, days sales outstanding increased four days from 56 days at February 28, 2015 to 60 days at February 29, 2016. However, a $61.8 million increase in cash from advance payments on sale of accounts receivable programs discussed below resulted in the net increase in cash from accounts receivable.

Advance payments on sale of accounts receivable programs, net - Cash from advance payments on sale of accounts receivable programs, net during the first six months of fiscal 2016 was $11.5 million compared to cash used by advance payments on sale of accounts receivable programs, net of $50.3 million in the same period in the prior fiscal year. This was due to no activity on our U.S. sale of accounts receivable program for the first six months of fiscal 2016 compared to net repayments of $15.0 million for the first six months of fiscal 2015. In addition, during the first six months of fiscal 2016, we had net proceeds of $11.5 million on our international sale of accounts receivable programs compared to net repayments of $35.3 million during the first six months of fiscal 2015.

Inventories - Cash from inventories during the six months of fiscal 2016 was $111.5 million compared to cash used by inventories of $175.0 million in the same period in the prior fiscal year. Cash from inventories increased as a result of an overall decrease in inventory for our Americas Mills, Americas Fabrication, and International Marketing and Distribution segments during the first six months of fiscal 2016 compared to increases in inventory for these segments during the first six months of fiscal 2015. Inventory balances declined during the first six months of fiscal 2016 as a result of lowered commodity pricing due to increased import pressure in the U.S and global steel production overcapacity. Additionally, days sales in inventories decreased five days from 81 days at February 28, 2015 to 76 days at February 29, 2016.

Accounts payable, accrued expenses and other payables - Cash used by accounts payable, accrued expenses and other payables decreased $45.0 million during the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The decrease in cash used by payables was primarily due to the fluctuation in commodity prices period over period. The decline in prices paid per ton of metal fell at a greater rate during the first six months of fiscal 2015 when compared to the first six months of fiscal 2016. Additionally, included in the decrease in accrued expenses during the first six months of fiscal 2015 was a $6.1 million decrease in income taxes payable where there was no such activity in the first six months of fiscal 2016.

Other long-term liabilities - Cash from other long-term liabilities during the first six months of fiscal 2016 was $8.4 million compared to cash used by other long-term liabilities of $5.1 million in the same period in the prior fiscal year. Included in the increase in other long-term liabilities for the first six months of fiscal 2016 is $20.7 million related to the construction of a new steel micro-mill in Durant, Oklahoma, including a $17.7 million capital contribution from USBCDC related to the NMTC transaction described in Note 8, New Markets Tax Credit Transactions, of the unaudited condensed consolidated financial statements contained in this Quarter Report on Form 10-Q, and $3.0 million received in the form of a grant from the state of Oklahoma. The increase in other long-term liabilities was partially offset by a decrease of $9.7 million related to our BRP Plan and employee long-term performance plan, compared to a decrease of $6.8 million in the first six months of fiscal 2015.

Net cash flows used by investing activities increased $69.7 million during the first six months of fiscal 2016 compared to the same period in the prior fiscal year. The largest factor contributing to the use of cash by investing activities in the first six months of fiscal 2016 was an increase of restricted cash of $49.1 million to be used for the construction of a new steel micro-mill in Durant, Oklahoma. Additionally contributing to the increase in cash used by investing activities during the first six months of fiscal 2016 was a $12.9 million increase in capital expenditures compared to the first six months of fiscal 2015.

We expect our total capital expenditures for fiscal 2016 to be between $200 million and $210 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Net cash flows used by financing activities was $326.8 million during the first six months of fiscal 2016 compared to net cash flows from financing activities of $59.9 million during the first six months of fiscal 2015. The increase in net cash flows used by financing activities primarily resulted from increases in repayments of long-term debt and debt extinguishment costs of $200.5 million and $11.0 million, respectively. Additionally contributing to the increase in cash used by financing activities was a $25.8 million decrease in the level of usage of documentary letters of credit during the first six months of fiscal 2016, compared to a $137.5 million increase in the level of usage of documentary letters of credit during the first six months of fiscal 2015. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity. Also contributing to the increase in net cash flows used by financing activities was an increase in repayments of short-term borrowings of $12.9 million and an increase in stock issued under incentive and purchase plans of $4.3 million compared to the same period of the prior fiscal year. The increase in net cash flows used by financing activities was partially offset by a $9.0 million decrease in purchases of CMC common stock compared to the same period in the prior fiscal year.
CONTRACTUAL OBLIGATIONS

Our contractual obligations decreased approximately $440 million to $2.3 billion at February 29, 2016 from $2.7 billion at August 31, 2015. This decrease was primarily related to a reduction in long-term debt and related interest as well as a reduction in unconditional purchase obligations. See Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. Our estimated contractual obligations for the twelve months ending February 28, 2017 were approximately $700 million and primarily constituted expenditures incurred in connection with normal revenue producing activities as well as interest due on our debt. We believe our current liquidity is adequate to fund our ongoing operations and planned capital expenditures.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 29, 2016, we had committed $25.3 million under these arrangements.
OFF-BALANCE SHEET ARRANGEMENTS

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. We utilize proceeds from the sales of the accounts receivables as an alternative to short-term borrowings, effectively managing our overall borrowing costs and providing an additional source of working capital. We account for sales of the accounts receivables as true sales and the accounts receivable balances that are sold are removed from the condensed consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on our condensed consolidated statements of cash flows.
CONTINGENCIES

See Note 14, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q report.

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
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, with respect to U.S. construction activity, demand for our products, our backlog, share repurchases, legal proceedings, global economic conditions, including with respect to steel overcapacity in China, imports into the U.S. and Poland, and a strong U.S. dollar, prices, and our financial condition, results of operations, cash flows and business, and our expectations or beliefs concerning future events and financial results. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Quarterly Report on Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise. Some of the important factors that could cause actual results to differ materially from our expectations include the following:

•	global economic conditions, including recovery from the recent recession and construction activity or lack thereof, and their impact in a highly cyclical industry;

•	rapid and significant changes in the price of metals;

•	excess capacity in our industry, particularly in China, and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	currency fluctuations;

•	compliance with and changes in environmental laws and regulations, including increased regulation associated with climate change and greenhouse gas emissions;

•	potential limitations in our or our customers' ability to access credit and non-compliance by our customers with our contracts;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	global factors including political and military uncertainties;

•	availability of electricity and natural gas for minimill operations;

•	information technology interruptions and breaches in security data;

•	ability to retain key executives;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials over which we exert little influence, including scrap metal, energy, insurance and supply prices;

•	unexpected equipment failures;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	increased costs related to health care reform legislation; and

•	those factors listed under Part I, Item 1A, Risk Factors, included in our Annual Report filed on Form 10-K for the fiscal year ended August 31, 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Compared to the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments decreased $94.2 million, or 24%, of which 63% was related to forward contracts denominated in the U.S. dollar and hedged in entities with a British pound functional currency. In addition, forward contracts hedged in entities with a U.S. dollar functional currency and denominated in the British pound and euro made up 40% and 13% of the decrease, respectively, offset by 26% of forward contracts hedged in entities with a Polish zloty functional currency and denominated in euro. There have been no other material changes.
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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended February 29, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended February 29, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1, 2015 - December 31, 2015	534,371	$13.96	534,371	$46,176,936
January 1, 2016 - January 31, 2016	928,895	13.15	928,895	33,958,551
February 1, 2016 - February 29, 2016	475,717	13.37	475,717	27,598,706
Total	1,938,983		1,938,983

(1)
 During the first quarter of fiscal 2015, the Company announced that CMC's Board of Directors had authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of shares of CMC common stock. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice.

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

10.1
Second Amendment to Terms and Conditions of Employment, dated January 18, 2016, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 99.1 to Commercial Metals Company's Current Report on Form 8-K filed January 19, 2016 and incorporated herein by reference).

31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Mary Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2
Certification of Mary Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

March 29, 2016	/s/ Mary Lindsey
Mary Lindsey
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

10.1
Second Amendment to Terms and Conditions of Employment, dated January 18, 2016, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 99.1 to Commercial Metals Company's Current Report on Form 8-K filed January 19, 2016 and incorporated herein by reference).

31.1	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Mary Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2
Certification of Mary Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).