Form 10-Q
period 2016-05-31
COMMERCIAL METALS CO
filed 2016-06-29
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of June 24, 2016 was 114,628,588.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2016	2015	2016	2015
Net sales	$1,227,390	$1,506,002	$3,401,946	$4,577,109
Costs and expenses:
Cost of goods sold	1,051,910	1,313,854	2,934,028	4,057,963
Selling, general and administrative expenses	114,841	110,347	310,667	333,332
Loss on debt extinguishment	115	—	11,480	—
Interest expense	14,737	20,519	49,666	58,828
	1,181,603	1,444,720	3,305,841	4,450,123

Earnings from continuing operations before income taxes	45,787	61,282	96,105	126,986
Income taxes	10,676	22,126	24,512	40,100
Earnings from continuing operations	35,111	39,156	71,593	86,886

Loss from discontinued operations before income tax benefit	(15,785)	(10,871)	(16,803)	(20,241)
Income tax benefit	(2)	(424)	(103)	(445)
Loss from discontinued operations	(15,783)	(10,447)	(16,700)	(19,796)

Net earnings	19,328	28,709	54,893	67,090
Less net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to CMC	$19,328	$28,709	$54,893	$67,090

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.31	$0.34	$0.62	$0.74
Loss from discontinued operations	(0.14)	(0.09)	(0.14)	(0.17)
Net earnings	$0.17	$0.25	$0.48	$0.57

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.30	$0.34	$0.61	$0.74
Loss from discontinued operations	(0.13)	(0.09)	(0.14)	(0.17)
Net earnings	$0.17	$0.25	$0.47	$0.57

Cash dividends per share	$0.12	$0.12	$0.36	$0.36
Average basic shares outstanding	114,677,109	115,742,534	115,373,736	116,807,469
Average diluted shares outstanding	115,995,515	116,759,215	116,758,716	117,871,228
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2016	2015	2016	2015
Net earnings	$19,328	$28,709	$54,893	$67,090
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment and other	3,817	(4,588)	(13,967)	(75,851)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of income taxes of $0, $(55), $74, and $(1,178)	(16)	54	469	(2,371)
Reclassification for (gain) loss included in net earnings, net of income taxes of $(11), $469, $(88), and $886	32	804	(142)	1,570
Net unrealized gain (loss) on derivatives, net of income taxes of $(11), $414, $(14), and $(292)	16	858	327	(801)
Defined benefit obligation:
Net gain, net of income taxes of $0, $0, $0, and $4	—	—	—	8
Amortization of prior services, net of income taxes of $0, $(1), $(1), and $(2)	(2)	(3)	(5)	(9)
Defined benefit obligation, net of income taxes of $0, $(1), $(1), and $2	(2)	(3)	(5)	(1)
Other comprehensive income (loss)	3,831	(3,733)	(13,645)	(76,653)
Comprehensive income (loss)	$23,159	$24,976	$41,248	$(9,563)
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	May 31, 2016	August 31, 2015
Assets
Current assets:
Cash and cash equivalents	$483,855	$485,323
Accounts receivable (less allowance for doubtful accounts of $7,544 and $9,033)	740,283	900,619
Inventories, net	661,563	880,484
Current deferred tax assets	—	3,310
Other current assets	144,967	93,643
Assets of businesses held for sale	587	17,008
Total current assets	2,031,255	2,380,387
Property, plant and equipment:
Land	74,999	75,086
Buildings and improvements	504,712	489,500
Equipment	1,680,657	1,670,755
Construction in process	82,532	59,241
	2,342,900	2,294,582
Less accumulated depreciation and amortization	(1,452,815)	(1,410,932)
	890,085	883,650
Goodwill	66,333	66,383
Other noncurrent assets	123,013	115,168
Total assets	$3,110,686	$3,445,588
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$235,385	$260,984
Accounts payable-documentary letters of credit	1,327	41,473
Accrued expenses and other payables	236,009	290,677
Notes payable	—	20,090
Current maturities of long-term debt	10,929	10,110
Liabilities of businesses held for sale	3,704	5,276
Total current liabilities	487,354	628,610
Deferred income taxes	76,340	55,803
Other long-term liabilities	115,837	101,919
Long-term debt	1,067,693	1,277,882
Total liabilities	1,747,224	2,064,214
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 114,626,598 and 115,635,338 shares	1,290	1,290
Additional paid-in capital	355,311	365,863
Accumulated other comprehensive loss	(127,180)	(113,535)
Retained earnings	1,386,875	1,373,568
Less treasury stock, 14,434,066 and 13,425,326 shares at cost	(252,993)	(245,961)
Stockholders' equity attributable to CMC	1,363,303	1,381,225
Stockholders' equity attributable to noncontrolling interests	159	149
Total stockholders' equity	1,363,462	1,381,374
Total liabilities and stockholders' equity	$3,110,686	$3,445,588
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31,
(in thousands)	2016	2015
Cash flows from (used by) operating activities:
Net earnings	$54,893	$67,090
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	95,423	99,829
Provision for losses on receivables, net	3,748	2,525
Stock-based compensation	19,889	18,288
Amortization of interest rate swaps termination gain	(5,698)	(5,698)
Loss on debt extinguishment	11,480	—
Deferred income taxes	9,744	(19,594)
Tax benefit from stock plans	(666)	(122)
Net gain on sale of assets and other	(1,802)	(1,737)
Write-down of inventories	9,567	21,535
Asset impairment	15,842	3,390
Changes in operating assets and liabilities:
Accounts receivable	146,166	90,412
Advance payments on sale of accounts receivable program, net	1,473	(98,033)
Inventories	205,717	2,934
Other assets	(6,729)	11,636
Accounts payable, accrued expenses and other payables	(64,676)	(128,065)
Other long-term liabilities	12,497	(5,601)
Net cash flows from operating activities	506,868	58,789

Cash flows from (used by) investing activities:
Capital expenditures	(104,481)	(75,976)
Increase in restricted cash	(49,094)	—
Proceeds from the sale of property, plant and equipment and other	3,470	10,143
Proceeds from the sale of subsidiaries	—	2,354
Net cash flows used by investing activities	(150,105)	(63,479)

Cash flows from (used by) financing activities:
Repayments on long-term debt	(208,605)	(8,038)
Cash dividends	(41,586)	(42,073)
Increase (decrease) in documentary letters of credit, net	(40,145)	51,722
Treasury stock acquired	(30,595)	(41,806)
Short-term borrowings, net change	(20,090)	(7,492)
Debt extinguishment costs	(11,127)	—
Stock issued under incentive and purchase plans, net of forfeitures	(6,036)	(1,389)
Decrease in restricted cash	1	3,630
Contribution from noncontrolling interests	29	38
Tax benefit from stock plans	666	122
Net cash flows used by financing activities	(357,488)	(45,286)
Effect of exchange rate changes on cash	(743)	(3,943)
Decrease in cash and cash equivalents	(1,468)	(53,919)
Cash and cash equivalents at beginning of year	485,323	434,925
Cash and cash equivalents at end of period	$483,855	$381,006

Supplemental information:
Noncash activities:
Liabilities related to additions of property, plant and equipment	$18,066	$11,882
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2014	129,060,664	$1,290	$359,338	$(19,509)	$1,350,070	(11,231,402)	$(218,494)	$111	$1,472,806
Net earnings					67,090				67,090
Other comprehensive loss				(76,653)					(76,653)
Cash dividends ($0.36 per share)					(42,073)				(42,073)
Treasury stock acquired						(2,902,218)	(41,806)		(41,806)
Issuance of stock under incentive and purchase plans, net of forfeitures			(15,077)			673,993	13,688		(1,389)
Stock-based compensation			15,127						15,127
Tax benefit from stock plans			122						122
Contribution of noncontrolling interest								38	38
Reclassification of share-based liability awards			3,948						3,948
Balance, May 31, 2015	129,060,664	$1,290	$363,458	$(96,162)	$1,375,087	(13,459,627)	$(246,612)	$149	$1,397,210

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2015	129,060,664	$1,290	$365,863	$(113,535)	$1,373,568	(13,425,326)	$(245,961)	$149	$1,381,374
Net earnings					54,893				54,893
Other comprehensive loss				(13,645)					(13,645)
Cash dividends ($0.36 per share)					(41,586)				(41,586)
Treasury stock acquired						(2,255,069)	(30,595)		(30,595)
Issuance of stock under incentive and purchase plans, net of forfeitures			(29,599)			1,246,329	23,563		(6,036)
Stock-based compensation			15,327						15,327
Tax benefit from stock plans			666						666
Contribution of noncontrolling interest			19					10	29
Reclassification of share-based liability awards			3,035						3,035
Balance, May 31, 2016	129,060,664	$1,290	$355,311	$(127,180)	$1,386,875	(14,434,066)	$(252,993)	$159	$1,363,462
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the fiscal year ended August 31, 2015 filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission ("SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income (loss), cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year.

As discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015, the Company evaluates the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations, also known as a triggering event. Based on margin and volume pressure in the Americas Recycling segment, during the third quarter of fiscal 2016, the Company considered a triggering event to have occurred. As a result, the Company reviewed the undiscounted future cash flows for certain Americas Recycling long-lived asset groups. The results of the undiscounted future cash flow analyses indicated the carrying amounts for all long-lived asset groups subject to testing were expected to be recovered, with the exception of two long-lived asset groups. Fair value for these two long-lived asset groups was then estimated and compared to the carrying values of the long-lived asset groups, which resulted in no impairment for the current fiscal quarter. However, it is reasonably possible that market conditions could remain flat or deteriorate further, resulting in impairment of the carrying values of certain Americas Recycling long-lived assets. The primary factors that may affect estimates of future cash flows are (i) management's scrap price outlook, (ii) scrap demand, (iii) working capital changes, (iv) capital expenditures and (v) selling, general and administrative expenses.

In the first quarter of fiscal 2016, the Company elected to change its accounting method for valuing its U.S. inventories that used the last-in, first-out ("LIFO") method to the weighted average cost method for its Americas Mills, Americas Recycling, and Americas Fabrication segments and to the specific identification method for its steel trading division headquartered in the U.S. in its International Marketing and Distribution segment. At September 1, 2015, 51% of the Company's total net inventories were valued using LIFO. The Company believes the changes are preferable because weighted average cost or specific identification (1) results in better matching of revenues and expenses and better reflects the current value of inventory in the Company's consolidated balance sheet, (2) more closely aligns with the physical flow of these inventories, (3) are the methods the Company uses to monitor the financial results of these segments and this division for operational and financial planning, (4) eliminates the manual LIFO calculation and quarterly LIFO estimation process resulting in greater precision in determining quarterly cost of goods sold and inventory balances and reducing the administrative burden to report inventories because the information systems calculate inventory using the weighted average cost or the specific identification methods, and (5) improves comparability with the Company's peers. Additionally, the Company believes that the change to using weighted average cost at its Americas Mills, Americas Recycling, and Americas Fabrication segments increases consistency in inventory costing as its International Mill segment currently uses the weighted average cost method. The Company applied this change in accounting principle retrospectively to all prior periods presented herein. The cumulative effect of these accounting changes resulted in a $124.2 million increase in retained earnings as of September 1, 2014.

Additionally, in the first quarter of fiscal 2016, the Company elected to change its accounting method for valuing its inventories in its International Marketing and Distribution segment, except for its steel trading division headquartered in the U.S., from the first-in, first-out ("FIFO") method to the specific identification method. At September 1, 2015, 38% of the Company's total net inventories were valued using the FIFO method. The Company believes the change from FIFO to specific identification is preferable because it (1) results in better matching of revenues with expenses, (2) more closely aligns with the physical flow of these inventories, and (3) is the method the Company uses to monitor the financial results of the segment for operational and financial planning. Because this change in accounting principle was immaterial in all prior periods, it was not applied retrospectively. The change did not have a material impact on our condensed consolidated financial statements as of and for the three and nine months ended May 31, 2016.

As a result of the retrospective application of the change in accounting principle from LIFO to weighted average cost or specific identification, certain financial statement line items in the Company's condensed consolidated balance sheet as of August 31, 2015 and its condensed consolidated statements of earnings for the three and nine months ended May 31, 2015 and condensed consolidated statement of cash flows for the nine months ended May 31, 2015 were adjusted as presented below.

(in thousands, except share data)	As Originally Reported	Effect of Change	As Adjusted
Condensed Consolidated Statement of Earnings for the three months ended May 31, 2015:
Cost of goods sold	$1,270,044	$43,810	$1,313,854
Income taxes	37,964	(15,838)	22,126
Earnings from continuing operations	67,128	(27,972)	39,156
Net earnings attributable to CMC	56,681	(27,972)	28,709

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.58	$(0.24)	$0.34
Net earnings	0.49	(0.24)	0.25

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.58	$(0.24)	$0.34
Net earnings	0.49	(0.24)	0.25

Condensed Consolidated Statement of Earnings for the nine months ended May 31, 2015:
Cost of goods sold	$3,933,516	$124,447	$4,057,963
Income taxes	84,252	(44,152)	40,100
Earnings from continuing operations	167,181	(80,295)	86,886
Net earnings attributable to CMC	147,385	(80,295)	67,090

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$1.43	$(0.69)	$0.74
Net earnings	1.26	(0.69)	0.57

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$1.42	$(0.68)	$0.74
Net earnings	1.25	(0.68)	0.57

Condensed Consolidated Balance Sheet as of August 31, 2015:
Inventories, net	$781,371	$99,113	$880,484
Current deferred tax assets	29,137	(25,827)	3,310
Accrued expenses and other payables	279,415	11,262	290,677
Retained earnings	1,311,544	62,024	1,373,568

Condensed Consolidated Statement of Cash Flows for the nine months ended May 31, 2015:
Net earnings	$147,385	$(80,295)	$67,090
Deferred income taxes	26,396	(45,990)	(19,594)
Inventories working capital change	(111,675)	114,609	2,934
Accounts payable, accrued expenses and other payables working capital change	(129,322)	1,257	(128,065)
The effect of the change in accounting principle is net of the effect of lower of cost or market adjustments.

The following table shows the effect of the change in accounting principle from LIFO to weighted average cost or specific identification on earnings from continuing operations, net earnings attributable to CMC and the related basic and diluted earnings per share attributable to CMC for the three and nine months ended May 31, 2016.

(in thousands, except share data)	As Computed Under LIFO	As Reported Under New Inventory Costing Methodologies	Effect of Change
Condensed Consolidated Statement of Earnings for the three months ended May 31, 2016:
Earnings from continuing operations	$34,121	$35,111	$990
Net earnings attributable to CMC	18,338	19,328	990

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.30	$0.31	$0.01
Net earnings	0.16	0.17	0.01

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.29	$0.30	$0.01
Net earnings	0.16	0.17	0.01

Condensed Consolidated Statement of Earnings for the nine months ended May 31, 2016:
Earnings from continuing operations	$99,843	$71,593	$(28,250)
Net earnings attributable to CMC	83,143	54,893	(28,250)

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.86	$0.62	$(0.24)
Net earnings	0.72	0.48	(0.24)

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.85	$0.61	$(0.24)
Net earnings	0.71	0.47	(0.24)

Recently Adopted Accounting Pronouncements

In the second quarter of fiscal 2016, the Company adopted guidance issued by the Financial Accounting Standards Board ("FASB") requiring deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This change in accounting principle simplifies the presentation of deferred income taxes. This change was applied prospectively and prior periods presented were not adjusted.

In the first quarter of fiscal 2016, the Company adopted guidance issued by the FASB changing the requirements for reporting discontinued operations if the disposal of a component of an entity, or a group of components of an entity, represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The guidance requires expanded disclosures for discontinued operations and also requires entities to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The guidance changed the Company's practice of assessing discontinued operations and the presentation and disclosure in the Company's condensed consolidated financial statements. The guidance was adopted on a prospective basis.

In the first quarter of fiscal 2016, the Company adopted guidance issued by the FASB requiring entities to measure inventory, other than that measured using LIFO or the retail inventory method, at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance changes the Company's practice of measuring inventory at the lower of cost or market, which included net realizable value, replacement cost and net realizable value plus normal profit margin. The guidance was adopted on a prospective basis.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued guidance simplifying several aspects of accounting for share-based payment transactions, including recognizing excess tax benefits and deficiencies as income tax expense or benefit in the statement of earnings, classifying excess tax benefits and expenses as an operating activity within the statement of cash flows, and an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur. The provisions of this guidance related to excess tax benefits and deficiencies are to be applied on a prospective basis. If elected, the provisions of this guidance related to forfeitures are to be applied using a modified retrospective approach. This guidance is effective for fiscal years, and interim periods therein, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

In August 2014, the FASB issued guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The new guidance was issued to reduce diversity in the timing and content of footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, and all annual and interim periods thereafter. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

NOTE 2. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"), net of income taxes:

	Three Months Ended May 31, 2016
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, February 29, 2016	$(130,865)	$2,616	$(2,762)	$(131,011)
Other comprehensive income (loss) before reclassifications	3,817	(16)	—	3,801
Amounts reclassified from AOCI	—	32	(2)	30
Net other comprehensive income (loss)	3,817	16	(2)	3,831
Balance, May 31, 2016	$(127,048)	$2,632	$(2,764)	$(127,180)

	Nine Months Ended May 31, 2016
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance at August 31, 2015	$(113,081)	$2,305	$(2,759)	$(113,535)
Other comprehensive income (loss) before reclassifications	(13,967)	469	—	(13,498)
Amounts reclassified from AOCI	—	(142)	(5)	(147)
Net other comprehensive income (loss)	(13,967)	327	(5)	(13,645)
Balance, May 31, 2016	$(127,048)	$2,632	$(2,764)	$(127,180)

	Three Months Ended May 31, 2015
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, February 28, 2015	$(91,154)	$1,355	$(2,630)	$(92,429)
Other comprehensive income (loss) before reclassifications	(4,588)	54	—	(4,534)
Amounts reclassified from AOCI	—	804	(3)	801
Net other comprehensive income (loss)	(4,588)	858	(3)	(3,733)
Balance, May 31, 2015	$(95,742)	$2,213	$(2,633)	$(96,162)

	Nine Months Ended May 31, 2015
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance at August 31, 2014	$(19,891)	$3,014	$(2,632)	$(19,509)
Other comprehensive income (loss) before reclassifications	(75,851)	(2,371)	8	(78,214)
Amounts reclassified from AOCI	—	1,570	(9)	1,561
Net other comprehensive loss	(75,851)	(801)	(1)	(76,653)
Balance, May 31, 2015	$(95,742)	$2,213	$(2,633)	$(96,162)

The significant items reclassified out of AOCI and the corresponding line items in the condensed consolidated statements of earnings to which the items were reclassified were as follows:

		Three Months Ended May 31,		Nine Months Ended May 31,
Components of AOCI (in thousands)	Location	2016	2015	2016	2015
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(263)	$(269)	$(373)	$(429)
Foreign exchange	Net sales	(168)	(111)	(561)	(37)
Foreign exchange	Cost of goods sold	223	(1,044)	641	(2,447)
Foreign exchange	SG&A expenses	53	17	123	57
Interest rate	Interest expense	134	134	400	400
		(21)	(1,273)	230	(2,456)
Income tax effect	Income taxes benefit (expense)	(11)	469	(88)	886
Net of income taxes		$(32)	$(804)	$142	$(1,570)
Defined benefit obligation:
Amortization of prior services	SG&A expenses	$2	$4	$6	$11
Income tax effect	Income taxes expense	—	(1)	(1)	(2)
Net of income taxes		$2	$3	$5	$9
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

At May 31, 2016 and August 31, 2015, under its U.S. sale of accounts receivable program, the Company had sold $211.6 million and $274.3 million of accounts receivable, respectively, to the financial institutions. At May 31, 2016 and August 31, 2015, the Company had no advance payments outstanding on the sale of its accounts receivable.

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

At May 31, 2016 and August 31, 2015, under its European and Australian programs, the Company had sold $82.3 million and $97.9 million of accounts receivable, respectively, to third-party financial institutions and received advance payments of $29.2 million and $27.7 million, respectively.

During the nine months ended May 31, 2016 and 2015, cash proceeds from the U.S. and international sale of accounts receivable programs were $280.7 million and $441.6 million, respectively, and cash payments to the owners of accounts receivable were $279.2 million and $539.6 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the accounts receivable for the U.S. and Australian programs. Discounts on U.S. and international sales of accounts receivable were $0.4 million and $1.2 million for the three and nine months ended May 31, 2016, respectively, and $0.4 million and $1.2 million for the three and nine months ended May 31, 2015, respectively, and are included in selling, general and administrative expenses in the Company's condensed consolidated statements of earnings.

As of May 31, 2016, the deferred purchase price on the Company's U.S., European and Commercial Metals Pty. Ltd. sale of accounts receivable programs was included in accounts receivable on the Company's condensed consolidated balance sheets. As of August 31, 2015, the deferred purchase price on the Company's U.S., European, Commercial Metals Pty. Ltd. and CMC Steel Distribution Pty. Ltd. sale of accounts receivable programs was included in accounts receivable on the Company's condensed consolidated balance sheets. As of May 31, 2016 and August 31, 2015, the deferred purchase price on the G.A.M. Steel Pty. Ltd.

sale of accounts receivable program was included in assets of businesses held for sale on the Company's condensed consolidated balance sheets.

The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of accounts receivable programs:

	Three Months Ended May 31, 2016
(in thousands)	Total	U.S.	Australia*	Europe
Beginning balance	$231,874	$193,035	$13,383	$25,456
Transfers of accounts receivable	636,929	513,169	47,110	76,650
Collections	(608,292)	(498,529)	(41,522)	(68,241)
Ending balance	$260,511	$207,675	$18,971	$33,865

* Includes the sales of accounts receivable activities related to businesses held for sale (transfers of accounts receivable of $13.6 million and collections of $12.3 million for the three months ended May 31, 2016).

	Nine Months Ended May 31, 2016
(in thousands)	Total	U.S.	Australia*	Europe
Beginning balance	$339,547	$269,778	$18,038	$51,731
Transfers of accounts receivable	1,763,122	1,432,592	130,440	200,090
Collections	(1,842,158)	(1,494,695)	(129,507)	(217,956)
Ending balance	$260,511	$207,675	$18,971	$33,865

* Includes the sales of accounts receivable activities related to discontinued operations and businesses held for sale (transfers of accounts receivable of $37.0 million and collections of $49.1 million for the nine months ended May 31, 2016).

	Three Months Ended May 31, 2015
(in thousands)	Total	U.S.	Australia**	Europe
Beginning balance	$386,447	$327,009	$21,680	$37,758
Transfers of accounts receivable	892,387	724,309	79,173	88,905
Collections	(871,953)	(727,077)	(75,210)	(69,666)
Ending balance	$406,881	$324,241	$25,643	$56,997

	Nine Months Ended May 31, 2015
(in thousands)	Total	U.S.	Australia**	Europe
Beginning balance	$385,169	$329,797	$34,071	$21,301
Transfers of accounts receivable	2,908,695	2,426,691	233,237	248,767
Collections	(2,886,983)	(2,432,247)	(241,665)	(213,071)
Ending balance	$406,881	$324,241	$25,643	$56,997

** Includes the sales of accounts receivable activities related to businesses held for sale (transfers of accounts receivable of $46.2 million and $148.3 million and collections of $47.5 million and $164.0 million for the three and nine months ended May 31, 2015, respectively).
NOTE 4. INVENTORIES, NET

As of May 31, 2016, inventories were stated at the lower of cost or net realizable value. As of August 31, 2015, inventories were stated at the lower of cost or market. See Note 1, Accounting Policies, for further discussion of the adoption of the new accounting pronouncement.

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

Additionally, effective September 1, 2015, the Company elected to change its accounting method for valuing all of its inventories in its International Marketing and Distribution segment, except for its steel trading division headquartered in the U.S., from the FIFO method to the specification identification method. Because this change in accounting principle was immaterial in all prior periods, it was not applied retrospectively. The change did not have a material impact on our condensed consolidated financial statements as of and for the three and nine months ended May 31, 2016. See Note 1, Accounting Policies, for further disclosures regarding this change in accounting principle.

The Company determines the inventory cost for its International Mill segment using the weighted average cost method.

At May 31, 2016, 59% of the Company's total net inventories were valued using the weighted average cost method and 41% of the Company's total net inventories were valued using the specification identification method.

The majority of the Company's inventories are in the form of finished goods. At May 31, 2016 and August 31, 2015, $82.0 million and $61.5 million, respectively, of the Company's inventories were in the form of raw materials. Work in process inventories were $32.6 million at May 31, 2016 and were minimal at August 31, 2015.

During the three and nine months ended May 31, 2016, inventory write-downs were $1.6 million and $9.6 million, respectively, and were $17.4 million and $21.5 million during the three and nine months ended May 31, 2015.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at August 31, 2015
Goodwill	$9,751	$4,970	$57,637	$2,517	$1,912	$76,787
Accumulated impairment losses	(9,751)	—	(493)	(160)	—	(10,404)
	—	4,970	57,144	2,357	1,912	66,383
Foreign currency translation	—	—	—	(98)	48	(50)
Balance at May 31, 2016
Goodwill	9,751	4,970	57,637	2,412	1,960	76,730
Accumulated impairment losses	(9,751)	—	(493)	(153)	—	(10,397)
	$—	$4,970	$57,144	$2,259	$1,960	$66,333

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $40.3 million and $47.8 million at May 31, 2016 and August 31, 2015, respectively, and are included in other noncurrent assets on the Company's condensed consolidated balance sheets. Intangible amortization expense from continuing operations was $1.0 million and $3.1 million for the three and nine months ended May 31, 2016, respectively, and $1.6 million and $5.2 million for the three and nine months ended May 31, 2015, respectively. Excluding goodwill, there are no significant intangible assets with indefinite lives.

NOTE 6. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS
Businesses Held for Sale
As of May 31, 2016 and August 31, 2015, one component of the Australian steel distribution business remained for sale and continued to be classified as held for sale. The components of assets and liabilities of businesses held for sale on the Company's condensed consolidated balance sheets were as follows:

(in thousands)	May 31, 2016	August 31, 2015
Assets:
Accounts receivable	$5,133	$3,244
Inventories, net	9,807	12,514
Other current assets	—	41
Property, plant and equipment, net of accumulated depreciation and amortization	1,412	1,209
Impairment of businesses held for sale(1)	(15,765)	—
Assets of businesses held for sale	$587	$17,008
Liabilities:
Accounts payable-trade	$1,293	$3,011
Accrued expenses and other payables	2,411	2,265
Liabilities of businesses held for sale	$3,704	$5,276
 _________________
(1) See Note 10, Fair Value, for further discussion of the impairment of businesses held for sale.

Discontinued Operations
Despite focused efforts and substantial progress to stabilize and improve the results of the Australian steel distribution business, the Company determined that achieving acceptable financial returns would take additional time and investment. During the first quarter of fiscal 2015, the Company decided to exit and sell its steel distribution business in Australia and determined that this decision met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods presented. During the third quarter of fiscal 2016, the Company recorded an impairment charge of $15.8 million, including the impact of an approximate $13.5 million accumulated foreign currency translation loss, on its remaining component of the Australian steel distribution business that was classified as held for sale at May 31, 2016 and as discontinued operations during the three and nine months ended May 31, 2016. See Note 10, Fair Value, for further discussion of this impairment charge. Other expenses associated with exiting this business were not material for the three and nine months ended May 31, 2016 and May 31, 2015. The Australian steel distribution business was previously an operating segment included in the International Marketing and Distribution reporting segment.

Financial information for discontinued operations was as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2016	2015	2016	2015
Net sales	$12,321	$43,307	$33,828	$143,644
Loss from discontinued operations before income taxes	(15,785)	(10,871)	(16,803)	(20,241)

Dispositions
There were no material dispositions during the first nine months of fiscal 2016 or 2015.

During the first quarter of fiscal 2014, the Company sold all of the outstanding capital stock of our wholly owned copper tube manufacturing operation, Howell Metal Company for $58.5 million, $3.2 million of which was held in escrow as of August 31, 2015. The full balance of escrow was released to the Company in the second quarter of fiscal 2016.

NOTE 7. CREDIT ARRANGEMENTS

On June 26, 2014, the Company entered into a fourth amended and restated credit agreement (the "Credit Agreement") for a revolving credit facility of $350.0 million with a maturity date of June 26, 2019. The maximum availability under the Credit Agreement can be increased to $500.0 million with bank approval. The Company's obligation under its Credit Agreement is collateralized by its U.S. inventory. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $1.7 million and $23.4 million at May 31, 2016 and August 31, 2015, respectively.

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

At May 31, 2016, the Company's interest coverage ratio was 4.70 to 1.00, and the Company's debt to capitalization ratio was 0.44 to 1.00. The Company had no amount drawn under the Credit Agreement at May 31, 2016 and August 31, 2015.

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). Interest on the 2023 Notes is payable semi-annually.

In August 2008, the Company issued $500.0 million of 7.35% senior unsecured notes due in August 2018 (the "2018 Notes"). During the third quarter of fiscal 2010, the Company entered into hedge transactions which reduced the Company's effective interest rate on these notes to 6.40% per annum. Interest on these notes is payable semiannually. In February 2016, the Company accepted for purchase approximately $100.2 million of the outstanding principal amount of its 2018 Notes through a cash tender offer. The Company recognized expenses of approximately $6.1 million related to the early extinguishment of this debt, which are included in loss on debt extinguishment in the unaudited condensed consolidated statements of earnings for the nine months ended May 31, 2016.

In July 2007, the Company issued $400.0 million of 6.50% senior unsecured notes due in July 2017 (the "2017 Notes"). During the third quarter of fiscal 2011, the Company entered into hedge transactions which reduced the Company's effective interest rate on these notes to 5.74% per annum. Interest on these notes is payable semiannually. In February 2016, the Company accepted for purchase $100.0 million of the outstanding principal amount of its 2017 Notes though a cash tender offer. The Company recognized expenses of approximately $5.4 million related to the early extinguishment of this debt, which are included in loss on debt extinguishment in the unaudited condensed consolidated statements of earnings for the nine months ended May 31, 2016.

At May 31, 2016, the Company was in compliance with all covenants contained in its debt agreements.

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At May 31, 2016 and August 31, 2015, the unamortized amounts were $13.6 million and $19.2 million, respectively. Amortization of the deferred gain for each of the three and nine months ended May 31, 2016 and 2015 was $1.9 million and $5.7 million, respectively.

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of May 31, 2016	May 31, 2016	August 31, 2015
2023 Notes	4.875%	$330,000	$330,000
2018 Notes	6.40%	410,030	513,680
2017 Notes	5.74%	303,344	405,573
Other, including equipment notes		35,248	38,739
		1,078,622	1,287,992
Less current maturities		10,929	10,110
		$1,067,693	$1,277,882

At May 31, 2016 and August 31, 2015, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of PLN 175 million ($44.4 million) and PLN 215 million ($56.9 million), respectively. The uncommitted credit facilities as of May 31, 2016 have expiration dates ranging from November 2016 to March 2017, which CMCP intends to renew upon expiration. At May 31, 2016 and August 31, 2015, no material amounts were outstanding under these facilities. During the nine months ended May 31, 2016, CMCP had no borrowings and no repayments under its uncommitted credit facilities. During the nine months ended May 31, 2015, CMCP had total borrowings of $49.6 million and total repayments of $49.6 million under its uncommitted credit facilities.

The Company had no material amounts of interest capitalized in the cost of property, plant and equipment during the three and nine months ended May 31, 2016 and 2015, respectively. Cash paid for interest during the three and nine months ended May 31, 2016 was $9.1 million and $50.0 million, respectively, and $10.6 million and $53.5 million during the three and nine months ended May 31, 2015, respectively.
NOTE 8. NEW MARKETS TAX CREDIT TRANSACTIONS

In the second quarter of fiscal 2016, the Company entered into a financing transaction with U.S. Bancorp Community Development Corporation, a Minnesota corporation ("USBCDC"), related to the development, construction and equipping of a steel micro-mill in Durant, Oklahoma. To effect the transaction, USBCDC made a capital contribution to USBCDC Investment Fund 156, LLC, a Missouri limited liability company (the "Investment Fund"). Additionally, Commonwealth Acquisitions Holdings, Inc., a wholly owned subsidiary of CMC ("Commonwealth"), made a loan to the Investment Fund. The transaction qualified under the New Markets Tax Credit Program ("NMTC Program"), provided for in the Community Renewal Tax Relief Act of 2000 (the "Act"). The NMTC Program is intended to induce capital investment in qualified low-income communities. The Act permits taxpayers to claim credits against federal income taxes for up to 39% of qualified investments in certain community development entities ("CDEs"). CDEs are privately managed entities that are certified to make qualified low-income community investments to qualified projects.

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

By virtue of its capital contribution to the Investment Fund, USBCDC is entitled to substantially all of the benefits derived from the new markets tax credits ("NMTCs"). This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase USBCDC's interest in the Investment Fund. The Company believes USBCDC will exercise the put option in December 2022 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify

USBCDC for any loss or recapture of NMTCs related to the financing until such time as the Company's obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company has determined that the Investment Fund is a variable interest entity ("VIE"), of which the Company is the primary beneficiary and has consolidated it in accordance with the accounting standard for consolidation. USBCDC's contribution is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the seven year recapture period. Incremental costs to maintain the structure during the compliance period are recognized as incurred.
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

At May 31, 2016, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $290.0 million and $23.0 million, respectively. At May 31, 2015, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $399.8 million and $46.5 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of May 31, 2016:

Commodity	Long/Short	Total
Aluminum	Long	3,429	MT
Aluminum	Short	175	MT
Copper	Long	238	MT
Copper	Short	3,425	MT

MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's condensed consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three and nine months ended May 31, 2016 and 2015. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the condensed consolidated statements of earnings:

		Three Months Ended May 31,		Nine Months Ended May 31,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2016	2015	2016	2015
Commodity	Cost of goods sold	$224	$(354)	$2,172	$4,947
Foreign exchange	Net sales	—	—	(4)	3,005
Foreign exchange	Cost of goods sold	(9)	562	72	4,913
Foreign exchange	SG&A expenses	(6,304)	2,405	9,410	22,479
Gain (loss) before income taxes		$(6,089)	$2,613	$11,650	$35,344

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2016	2015	2016	2015
Foreign exchange	Net sales	$(122)	$207	$(39)	$566
Foreign exchange	Cost of goods sold	901	(283)	90	642
Gain (loss) before income taxes		$779	$(76)	$51	$1,208

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2016	2015	2016	2015
Foreign exchange	Net sales	$122	$(207)	$39	$(565)
Foreign exchange	Cost of goods sold	(901)	283	(90)	(642)
Gain (loss) before income taxes		$(779)	$76	$(51)	$(1,207)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Commodity	$(56)	$(76)	$(280)	$(492)
Foreign exchange	40	130	749	(1,879)
Gain (loss), net of income taxes	$(16)	$54	$469	$(2,371)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Location	2016	2015	2016	2015
Commodity	Cost of goods sold	$(263)	$(269)	$(373)	$(429)
Foreign exchange	Net sales	(168)	(111)	(561)	(37)
Foreign exchange	Cost of goods sold	223	(1,044)	641	(2,447)
Foreign exchange	SG&A expenses	53	17	123	57
Interest rate	Interest expense	134	134	400	400
Gain (loss) before income taxes		(21)	(1,273)	230	(2,456)
Income tax (expense) benefit		(11)	469	(88)	886
Gain (loss), net of income taxes		$(32)	$(804)	$142	$(1,570)

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's condensed consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at May 31, 2016 and August 31, 2015. The fair value of the Company's derivative instruments on the condensed consolidated balance sheets was as follows:

Derivative Assets (in thousands)	May 31, 2016	August 31, 2015
Commodity — designated for hedge accounting	$8	$19
Commodity — not designated for hedge accounting	447	846
Foreign exchange — designated for hedge accounting	1,719	1,500
Foreign exchange — not designated for hedge accounting	1,245	3,088
Derivative assets (other current assets)*	$3,419	$5,453

Derivative Liabilities (in thousands)	May 31, 2016	August 31, 2015
Commodity — designated for hedge accounting	$88	$129
Commodity — not designated for hedge accounting	66	537
Foreign exchange — designated for hedge accounting	342	874
Foreign exchange — not designated for hedge accounting	987	1,263
Derivative liabilities (accrued expenses and other payables)*	$1,483	$2,803
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of May 31, 2016, most of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	May 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$393,777	$393,777	$—	$—
Commodity derivative assets (2)	455	447	8	—
Foreign exchange derivative assets (2)	2,964	—	2,964	—
Liabilities:
Commodity derivative liabilities (2)	154	66	88	—
Foreign exchange derivative liabilities (2)	1,329	—	1,329	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$271,840	$271,840	$—	$—
Commodity derivative assets (2)	865	846	19	—
Foreign exchange derivative assets (2)	4,588	—	4,588	—
Liabilities:
Commodity derivative liabilities (2)	666	537	129	—
Foreign exchange derivative liabilities (2)	2,137	—	2,137	—
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

On June 10, 2016, the Company, through its wholly owned Australian subsidiary, G.A.M. Steel Pty. Ltd., signed a definitive asset sale agreement to sell its remaining steel distribution assets located in Australia. For the third quarter of fiscal 2016, the Company recorded an impairment charge of $15.8 million, including the impact of an approximate $13.5 million accumulated foreign currency translation loss, on this remaining component of the Australian steel distribution business that was classified as held for sale at May 31, 2016 and as discontinued operations during the three and nine months ended May 31, 2016. After consideration of the impairment charge, the fair value, less costs to sell, of this component was $10.4 million at May 31, 2016. The signed definitive asset sale agreement (Level 3) was the basis for the determination of fair value of this component. There were no other material non-recurring fair value measurements during the three and nine months ended May 31, 2016 and 2015.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the condensed consolidated balance sheets were as follows:

		May 31, 2016		August 31, 2015
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 Notes (1)	Level 2	$330,000	$315,150	$330,000	$300,630
2018 Notes (1)	Level 2	410,030	423,807	513,680	530,000
2017 Notes (1)	Level 2	303,344	309,735	405,573	419,400
_________________
(1) The fair values of the 2023 Notes, 2018 Notes and 2017 Notes are estimated based on readily available market prices of these notes at May 31, 2016 and August 31, 2015, or similar notes with the same maturities, rating and interest rates.
NOTE 11. INCOME TAX

The Company's effective income tax rate from continuing operations for the three and nine months ended May 31, 2016 was 23.3% and 25.5%, respectively, compared with 36.1% and 31.6% for the three and nine months ended May 31, 2015, respectively. The effective tax rate is determined by computing the estimated annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the appropriate period. Several factors determine the Company's effective tax rate, including the mix and amount of global earnings, the impact of loss companies for which no tax benefit is available due to valuation allowances, audit related adjustments, and the impact of permanent tax adjustments. For the three months ended May 31, 2016, the tax rate was lower than the statutory income tax rate of 35%, in part due to income from operations earned in jurisdictions with lower statutory tax rates than the United States and a benefit under Section 199 of the Internal Revenue Code related to domestic production activity income. Discrete items recorded during the three months ended May 31, 2016 that impact the tax rate include (1) a benefit for a non-taxable gain on assets related to the Company's non-qualified benefit restoration plan and (2) a benefit associated with passage of the Protecting Americans from Tax Hikes Act of 2015 recognized upon filing of the Company's fiscal year 2015 U.S. federal tax return. For the nine months ended May 31, 2016, the tax rate was lower than the statutory income tax rate of 35% because the Company had income from operations in countries which have lower tax rates than the United States, a tax benefit under Section 199 of the Internal Revenue Code related to domestic production activity income, and discrete items benefiting the rate disclosed above and in prior periods, including favorable adjustments recognized during the second quarter of fiscal 2016 related to our current IRS exam.

The Company's effective income tax rate from discontinued operations for the three and nine months ended May 31, 2016 was 0.0% and 0.6%, respectively, compared with 3.9% and 2.2% for the three and nine months ended May 31, 2015, respectively. The Company's effective income tax rate from discontinued operations for the three and nine months ended May 31, 2016 reflected the fact that earnings from discontinued operations before income taxes included a loss in Australia, a jurisdiction in which all tax losses created a deferred tax asset that was subject to a full valuation allowance, and thus no tax benefit is recorded. The tax benefit related to discontinued operations was the result of nominal pre-tax losses from discontinued operations which are subject to U.S. tax.

The Company made net payments of $36.0 million and $46.7 million for income taxes during the nine months ended May 31, 2016 and 2015, respectively.

As of May 31, 2016 and August 31, 2015, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $17.8 million and $27.3 million, respectively, exclusive of interest and penalties.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three and nine months ended May 31, 2016, before any income tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending May 31, 2017, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $8.3 million, which would reduce the provision for income taxes by $2.5 million.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, CMC and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2009 and forward
U.S. States — 2009 and forward
Foreign — 2009 and forward

The Company is currently under examination by the Internal Revenue Service and state revenue authorities from 2009 to 2011. Management believes the Company's recorded tax liabilities as of May 31, 2016 sufficiently reflect the anticipated outcome of these examinations.
NOTE 12. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described, and informational disclosures provided, in Note 15, Stock-Based Compensation Plans, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015. During the nine months ended May 31, 2016 and 2015, restricted stock units and performance stock units totaling 1.6 million and 1.1 million, respectively, were granted at a weighted-average fair value of $15.83 and $15.92, respectively.

During the nine months ended May 31, 2016 and 2015, the Company granted 464,782 and 392,517 equivalent shares, respectively, of performance stock units and restricted stock units accounted for as liability awards. The fair value of these liability awards is remeasured each reporting period and is recognized ratably over the service period. As of May 31, 2016, the Company had 914,215 equivalent shares in liability awards outstanding. The Company expects 870,224 equivalent shares to vest.

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

Stock-based compensation expense for the three and nine months ended May 31, 2016 of $6.8 million and $19.9 million, respectively, and $6.5 million and $18.3 million for the three and nine months ended May 31, 2015, respectively, was included in selling, general and administrative expenses on the Company's condensed consolidated statements of earnings.

NOTE 13. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of basic and diluted earnings per share from continuing operations for the three and nine months ended May 31, 2016 and 2015 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2016	2015	2016	2015
Earnings from continuing operations attributable to CMC	$35,111	$39,156	$71,593	$86,886

Basic earnings per share:
Shares outstanding for basic earnings per share	114,677,109	115,742,534	115,373,736	116,807,469

Basic earnings per share attributable to CMC:	$0.31	$0.34	$0.62	$0.74

Diluted earnings per share:
Shares outstanding for basic earnings per share	114,677,109	115,742,534	115,373,736	116,807,469

Effect of dilutive securities:
Stock-based incentive/purchase plans	1,318,406	1,016,681	1,384,980	1,063,759
Shares outstanding for diluted earnings per share	115,995,515	116,759,215	116,758,716	117,871,228

Diluted earnings per share attributable to CMC:	$0.30	$0.34	$0.61	$0.74

Anti-dilutive shares not included above	295,107	378,006	295,107	245,542
_______________________
CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of shares of CMC common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. The Company did not purchase any shares of CMC common stock during the three months ended May 31, 2016. During the nine months ended May 31, 2016, the Company purchased 2,255,069 shares of CMC common stock at an average purchase price of $13.57 per share. During the three and nine months ended May 31, 2015, the Company purchased 139,383 and 2,902,218 shares of CMC common stock, respectively, at an average purchase price of $15.97 and $14.40 per share, respectively. The Company had remaining authorization to purchase $27.6 million of common stock at May 31, 2016 pursuant to its share repurchase program.
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
The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party ("PRP") at several sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At May 31, 2016 and August 31, 2015, the Company had $0.8 million and $1.0 million, respectively, accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $3.3 million and $4.3 million as of May 31, 2016 and August 31, 2015, respectively, of which $2.2 million and $2.4 million were classified as other long-term liabilities as of May 31, 2016 and August 31, 2015. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
Management believes that adequate provisions have been made in the Company's unaudited condensed consolidated financial statements for the potential impact of these contingencies and that the outcomes of the suits and proceedings described above, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the business, results of operations or financial condition of the Company.
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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended May 31, 2016
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$156,352	$227,736	$382,607	$141,043	$315,067	$4,585	$—	$1,227,390
Intersegment sales	26,125	168,745	2,473	395	4,537	—	(202,275)	—
Net sales	182,477	396,481	385,080	141,438	319,604	4,585	(202,275)	1,227,390
Adjusted operating profit (loss)	(1,978)	54,976	22,794	5,467	892	(22,542)	1,331	60,940

	Three Months Ended May 31, 2015
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$194,081	$244,632	$415,763	$156,286	$494,639	$601	$—	$1,506,002
Intersegment sales	31,015	202,189	2,132	32	23,605	—	(258,973)	—
Net sales	225,096	446,821	417,895	156,318	518,244	601	(258,973)	1,506,002
Adjusted operating profit (loss)	(3,651)	63,320	13,720	6,146	25,615	(19,502)	(3,480)	82,168

	Nine Months Ended May 31, 2016
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$430,829	$634,926	$1,096,049	$368,949	$867,084	$4,109	$—	$3,401,946
Intersegment sales	79,201	482,516	7,489	395	12,433	—	(582,034)	—
Net sales	510,030	1,117,442	1,103,538	369,344	879,517	4,109	(582,034)	3,401,946
Adjusted operating profit (loss)	(16,171)	164,739	58,964	10,189	(3,570)	(69,415)	2,233	146,969
Total assets at May 31, 2016*	229,557	758,336	656,055	360,734	591,105	1,015,991	(504,018)	3,107,760

	Nine Months Ended May 31, 2015
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$691,382	$796,218	$1,165,679	$472,364	$1,447,316	$4,150	$—	$4,577,109
Intersegment sales	108,852	604,299	9,114	32	73,972	—	(796,269)	—
Net sales	800,234	1,400,517	1,174,793	472,396	1,521,288	4,150	(796,269)	4,577,109
Adjusted operating profit (loss)	(15,260)	195,438	3,770	11,188	49,669	(55,513)	(2,248)	187,044
Total assets at August 31, 2015*	261,676	738,669	713,860	403,706	798,914	1,049,815	(552,577)	3,414,063

* Excludes total assets from discontinued operations of $2.9 million at May 31, 2016 and $31.5 million at August 31, 2015.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2016	2015	2016	2015
Earnings from continuing operations	$35,111	$39,156	$71,593	$86,886
Income taxes	10,676	22,126	24,512	40,100
Interest expense	14,737	20,519	49,666	58,828
Discounts on sales of accounts receivable	416	367	1,198	1,230
Adjusted operating profit	$60,940	$82,168	$146,969	$187,044
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" in Item 2 of this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

As discussed in the "Critical Accounting Policies and Estimates" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, we evaluate the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations, also known as a triggering event. Based on margin and volume pressure in our Americas Recycling segment, during the third quarter of fiscal 2016, management considered a triggering event to have occurred. As a result, we reviewed the undiscounted future cash flows for certain Americas Recycling long-lived asset groups. The results of the undiscounted future cash flow analyses indicated the carrying amounts for all long-lived asset groups subject to testing were expected to be recovered, with the exception of two long-lived asset groups. Fair value for these two long-lived asset groups was then estimated and compared to the carrying values of the long-lived asset groups, which resulted in no impairment for the current fiscal quarter. However, it is reasonably possible that market conditions could remain flat or deteriorate further, resulting in impairment of the carrying values of certain Americas Recycling long-lived assets. The primary factors that may affect estimates of future cash flows are (i) management's scrap price outlook, (ii) scrap demand, (iii) working capital changes, (iv) capital expenditures and (v) selling, general and administrative expenses.

In the second quarter of fiscal 2016, we entered into a financing transaction related to the development, construction and equipping of a steel micro-mill in Durant, Oklahoma, which qualified under the New Markets Tax Credit Program ("NMTC Program") provided for in the Community Renewal Tax Relief Act of 2000 (the "Act"). The NMTC Program is intended to induce capital investment in qualified low-income communities. The Act permits taxpayers to claim credits (tax credit investors) against federal income taxes for up to 39% of qualified investments in certain community development entities ("CDEs"). CDEs are privately managed entities that are certified to make qualified low-income community investments to qualified projects. This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase the tax credit investor's interest in the entities established to claim the tax credits related to their investments in the Durant, Oklahoma steel micro-mill project. We have concluded that these entities are variable interest entities ("VIEs"), of which we are the primary beneficiary and have consolidated the entities in accordance with the accounting standard for consolidation. The tax credit investor's contribution, net of fees, is included in other long-term liabilities on the unaudited condensed consolidated balance sheet included in this Quarterly Report on Form 10-Q. See Note 8, New Markets Tax Credit Transactions, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

In the second quarter of fiscal 2016, we adopted guidance issued by the Financial Accounting Standards Board ("FASB") requiring deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This change in accounting principle simplifies the presentation of deferred income taxes. This change was applied prospectively and prior periods presented were not adjusted.

In the first quarter of fiscal 2016, we elected to change the accounting method by which we value our U.S. inventories from the last-in, first-out ("LIFO") method of accounting to the weighted average cost method for our Americas Mills, Americas Recycling and Americas Fabrication segments and to the specific identification method for our steel trading division headquartered in the U.S. in our International Marketing and Distribution segment. This change affected 51% of our inventories which were valued using the LIFO method as of September 1, 2015, and we applied these changes in accounting principle retrospectively to all prior periods presented. As a result of the retrospective application of this change in accounting principle, certain financial statement line items in our condensed consolidated balance sheet as of August 31, 2015 and our condensed consolidated statements of earnings for the three and nine months ended May 31, 2015 and condensed consolidated statement of cash flows for the nine months ended May 31, 2015 were adjusted.

Additionally, in the first quarter of fiscal 2016, we elected to change the accounting method by which we value our inventories in our International Marketing and Distribution segment, except for those of our steel trading division headquartered in the U.S., from the first-in, first-out ("FIFO") method to the specific identification method. At September 1, 2015, 38% of our inventories were valued using the FIFO method. This change did not have a material impact on our condensed consolidated financial statements in any prior period. As such, this change in accounting principle was not applied retrospectively.

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
CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2016	2015	2016	2015
Net sales*	$1,227,390	$1,506,002	$3,401,946	$4,577,109
Earnings from continuing operations	35,111	39,156	71,593	86,886
Adjusted operating profit*+	60,940	82,168	146,969	187,044
Adjusted EBITDA*+	92,483	114,680	241,271	285,555
Diluted net earnings per share attributable to CMC	0.17	0.25	0.47	0.57
Adjusted earnings per share +	0.17	0.25	0.53	0.57
_______________________________________
* Excludes divisions classified as discontinued operations.
+ Non-GAAP financial measure.

Adjusted Operating Profit

In the table above, we have included financial statement measures that were not derived in accordance with accounting principles generally accepted in the United States ("GAAP"). We use adjusted operating profit to compare and to evaluate the financial performance of our segments. Adjusted operating profit is the sum of our earnings from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. The payment of income taxes is a necessary element of our operations. Additionally, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and our ability to generate revenues. For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. We consider sales of accounts receivable as an alternative source of liquidity to finance our operations, and we believe that removing these costs provides a clearer perspective of our operating performance. Adjusted operating profit may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted operating profit are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2016	2015	2016	2015
Earnings from continuing operations	$35,111	$39,156	$71,593	$86,886
Income taxes	10,676	22,126	24,512	40,100
Interest expense	14,737	20,519	49,666	58,828
Discounts on sales of accounts receivable	416	367	1,198	1,230
Adjusted operating profit	$60,940	$82,168	$146,969	$187,044

Adjusted EBITDA

Adjusted EBITDA (earnings from continuing operations before net earnings attributable to noncontrolling interests, interest expense, income taxes, depreciation, amortization and impairment charges) is another non-GAAP financial measure included in the table above. We use adjusted EBITDA as a non-GAAP financial measure. There were no net earnings attributable to noncontrolling interests during the three and nine months ended May 31, 2016 and May 31, 2015. Adjusted EBITDA should not be considered as an alternative to net earnings or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA provides relevant and useful information, which is often used by analysts, creditors and other interested parties in our industry. In calculating adjusted EBITDA, we exclude our largest recurring non-cash charge, depreciation and amortization, as well as impairment charges, which are also non-cash. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between U.S. jurisdictions. Tax regulations in international operations add additional complexity. We also exclude interest cost in our calculation of adjusted EBITDA. The results are, therefore, without consideration of financing alternatives of capital employed. Adjusted EBITDA is part of a debt compliance test in certain of our debt agreements and is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted EBITDA are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2016	2015	2016	2015
Earnings from continuing operations	$35,111	$39,156	$71,593	$86,886
Interest expense	14,737	20,519	49,666	58,828
Income taxes	10,676	22,126	24,512	40,100
Depreciation and amortization	31,883	32,840	95,424	99,553
Impairment charges	76	39	76	188
Adjusted EBITDA	$92,483	$114,680	$241,271	$285,555

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Diluted net earnings per share attributable to CMC	$0.17	$0.25	$0.47	$0.57
Impact of cost of debt extinguishment	—	—	0.10	—
Income tax effect	—	—	(0.04)	—
Adjusted earnings per share	$0.17	$0.25	$0.53	$0.57

Summary

Net sales for the three and nine months ended May 31, 2016 decreased $278.6 million, or 19%, and $1.2 billion, or 26%, respectively, compared to the corresponding periods in fiscal 2015. In general, the strong U.S. dollar, continued import pressure in the U.S. and global steel production overcapacity during the three and nine months ended May 31, 2016 adversely impacted our net sales compared to the three and nine months ended May 31, 2015. The decrease in net sales for the three and nine months ended May 31, 2016 was primarily attributed to decreases in the average selling prices throughout all of our segments coupled with decreases in nonferrous volumes for our Americas Recycling segment and volumes for our International Marketing and Distribution segment, in each case compared to the corresponding period in fiscal 2015. Volumes and average selling prices for our International Marketing and Distribution segment declined during the three and nine months ended May 31, 2016 primarily due to the continued weakening of global energy markets as compared to the corresponding periods in fiscal 2015. Additionally, net sales during the three and nine months ended May 31, 2015 included a $45.5 million benefit as a result of a termination of a contract with a customer for our International Marketing and Distribution segment. Net sales for the three and nine months ended May 31, 2016 reflect unfavorable foreign currency translation impacts of approximately $7.6 million and $53.7 million, respectively.

Earnings from continuing operations for the three and nine months ended May 31, 2016 decreased $4.0 million and $15.3 million, respectively, compared to the corresponding periods in fiscal 2015. Adjusted operating profit for the three and nine months ended May 31, 2016 decreased $21.2 million and $40.1 million, respectively, compared to the corresponding periods in fiscal 2015. The decrease in adjusted operating profit for the three and nine months ended May 31, 2016 was primarily driven by our International Marketing and Distribution and Americas Mills segments. Adjusted operating profit for our International Marketing and Distribution segment included a $28.9 million net benefit as a result of a termination of a contract with a customer, partially offset by inventory write-downs, during the three and nine months ended May 31, 2015. Our International Marketing and Distribution segment was also impacted by a decrease in volumes and margins within its raw materials and steel trading divisions headquartered in the U.S. during the three and nine months ended May 31, 2016 2016 and a decrease in margins for its operations in Europe during the nine months ended May 31, 2016, in each case, compared to the corresponding periods in fiscal 2015. Our Americas Mills segment was adversely impacted by a 22% and 9% decrease in average metal margin during the three and nine months ended May 31, 2016, respectively, in each case compared to the corresponding period in fiscal 2015. In contrast, our Americas Fabrication segment benefited from a 4% and 15% increase in average composite metal margins during the three and nine months ended May 31, 2016, in each case, compared to the corresponding period in fiscal 2015. Cost of goods sold for the three and nine months ended May 31, 2016 reflect favorable foreign currency translation impacts of approximately $8.8 million and $52.5 million, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses from continuing operations for the three and nine months ended May 31, 2016 increased $4.5 million and decreased $22.7 million, respectively, compared to the corresponding periods in fiscal 2015. The increase in selling, general and administrative expenses during the three months ended May 31, 2016 was primarily due to a $3.6 million increase in non-qualified benefit restoration plan expenses compared to the three months ended May 31, 2015. The decrease in selling, general and administrative expenses during the nine months ended May 31, 2016 was primarily due to an $11.7 million decrease in employee-related expenses and a $9.1 million net positive impact from foreign currency transactions and foreign exchange derivative activities compared to the nine months ended May 31, 2015.

Interest Expense

Interest expense for the three and nine months ended May 31, 2016 decreased $5.8 million and $9.2 million, respectively, compared to the three and nine months ended May 31, 2015. The decrease in interest expense was primarily due to the repayment of long-term notes in the second quarter of fiscal 2016 which lowered interest expense by $3.7 million and $4.0 million for the three and nine months ended May 31, 2016, respectively, compared to the corresponding periods in the prior fiscal year. Additionally, the decrease in usage of documentary letters of credit for our International Marketing and Distribution segment lowered interest expense by $1.3 million and $3.3 million for the three and nine months ended May 31, 2016, respectively, compared to the corresponding periods in the prior fiscal year. See Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the repayment of long-term notes.

Income Taxes

Our effective income tax rate from continuing operations for the three and nine months ended May 31, 2016 was 23.3% and 25.5%, respectively, compared with 36.1% and 31.6%, respectively, for the three and nine months ended May 31, 2015. The decrease in our effective income tax rate from continuing operations for the three and nine months ended May 31, 2016 was largely attributed to favorable adjustments related to our current IRS audit. Our effective income tax rates can also be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in our effective tax rate.
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

Americas Recycling

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2016	2015	2016	2015
Net sales	$182,477	$225,096	$510,030	$800,234
Adjusted operating loss	(1,978)	(3,651)	(16,171)	(15,260)

Average selling price (per short ton)
Average ferrous selling price	$210	$218	$182	$264
Average nonferrous selling price	1,708	2,211	1,710	2,373

Short tons shipped (in thousands)
Ferrous tons shipped	423	416	1,191	1,361
Nonferrous tons shipped	49	55	149	170
Total tons shipped	472	471	1,340	1,531

Net sales for the three and nine months ended May 31, 2016 decreased $42.6 million, or 19%, and $290.2 million, or 36%, respectively, compared to the corresponding periods in fiscal 2015. The decrease in net sales for the three months ended May 31, 2016 was due to a decrease in average nonferrous selling prices of $503 per short ton, coupled with a decrease in nonferrous tons shipped of 11%. For the nine months ended May 31, 2016, the decrease in net sales was due to decreases in average ferrous and nonferrous selling prices of $82 and $663 per short ton, respectively, coupled with decreases in ferrous and nonferrous tons shipped of 12% each. Global steel production overcapacity, specifically in China, continued to weigh on global steel pricing. Additionally, a strong U.S. dollar, historically low iron ore pricing, and weak oil prices continued to negatively affect the market.

Adjusted operating loss decreased $1.7 million for the three months ended May 31, 2016 and increased $0.9 million for the nine months ended May 31, 2016, in each case compared to the corresponding periods in fiscal 2015. During the third quarter of fiscal 2016, the decreases in selling prices and volumes discussed above for nonferrous products were outweighed by a decrease in nonferrous material cost, which increased nonferrous metal margins by 12%, thereby lowering the adjusted operating loss compared to the third quarter of fiscal 2015. Additionally, freight expenses decreased 16% per short ton compared to the third quarter of fiscal 2015 due to reduced fuel costs. The increase in adjusted operating loss for the nine months ended May 31, 2016 was a result of the decreases in both average ferrous and nonferrous selling prices discussed above, which outweighed decreases in both average ferrous and nonferrous material cost and compressed segment average metal margins by 1%, compared to the corresponding period in fiscal 2015.

Americas Mills

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2016	2015	2016	2015
Net sales	$396,481	$446,821	$1,117,442	$1,400,517
Adjusted operating profit	54,976	63,320	164,739	195,438

Average price (per short ton)
Finished goods selling price	$510	$621	$532	$664
Total sales	501	612	522	653
Cost of ferrous scrap consumed	213	244	197	294
Metal margin	288	368	325	359
Ferrous scrap purchase price	194	204	170	249

Short tons (in thousands)
Tons melted	628	655	1,845	1,952
Tons rolled	627	626	1,758	1,805
Tons shipped	724	673	1,972	2,002

We include our five domestic steel minimills and the recycling locations which directly support the steel minimills in our Americas Mills segment.

Net sales for the three and nine months ended May 31, 2016 decreased $50.3 million, or 11%, and $283.1 million, or 20%, respectively, compared to the corresponding periods in fiscal 2015. The decrease in net sales for the three months ended May 31, 2016 was due to a decrease in average selling price of $111 per short ton that outweighed an 8% increase in tons shipped when compared to the corresponding period in fiscal 2015. The decrease in net sales for the nine months ended May 31, 2016 was primarily due to a decrease in average selling price of $131 per short ton while volumes remained consistent when compared to the corresponding period in fiscal 2015. Average selling prices decreased as a result of continued import pressures in the U.S. compared to the three and nine months ended May 31, 2015. During the three and nine months ended May 31, 2016, shipments of our finished products increased approximately 42 thousand short tons and 4 thousand short tons, respectively, due to increased non-residential construction demand. However, during the first nine months of fiscal 2016, shipments of our semi-finished products decreased approximately 33 thousand short tons due to slowing demand from the oil and gas industry.

Adjusted operating profit for the three and nine months ended May 31, 2016 decreased $8.3 million and $30.7 million, respectively, compared to the corresponding periods in fiscal 2015. During the three and nine months ended May 31, 2016, the decreases in average selling prices discussed above more than offset a $31 per short ton and $97 per short ton decrease, respectively, in the average cost of ferrous scrap consumed and decreased average metal margins by 22% and 9%, respectively, compared to the three and nine months ended May 31, 2015. Partially offsetting the compression of margins were utilities expenses, which decreased

12% per short ton for each of the three and nine months ended May 31, 2016, due to lower utility rates and reduced consumption, and freight expenses, which decreased 2% and 5% per short ton, respectively, from the comparable periods in the prior fiscal year due to reduced fuel costs. Furthermore, repairs and maintenance expense decreased $3.4 million and $9.1 million for the three and nine months ended May 31, 2016, respectively, compared to the corresponding periods in fiscal 2015 due to variances in the timing and amounts of routine maintenance and equipment enhancements conducted in the normal course of business.

Americas Fabrication

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2016	2015	2016	2015
Net sales	$385,080	$417,895	$1,103,538	$1,174,793
Adjusted operating profit	22,794	13,720	58,964	3,770

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$789	$923	$819	$921
Structural	2,136	2,413	2,244	2,496
Post	849	886	858	889

Short tons shipped (in thousands)
Rebar	270	260	744	732
Structural	10	8	24	29
Post	30	26	73	74

Net sales for the three and nine months ended May 31, 2016 decreased $32.8 million, or 8%, and $71.3 million, or 6%, respectively, compared to the corresponding periods in fiscal 2015. The decrease in net sales for the three and nine months ended May 31, 2016 was primarily due to decreases in the average composite selling price of 13% and 10%, respectively, as a result of falling steel commodity prices over the preceding twelve months. The decrease in net sales was partially offset by a 5% and 1% increase in shipments for the three and nine months ended May 31, 2016, respectively, due to increases in non-residential construction spending over the corresponding periods in fiscal 2015.

Adjusted operating profit for the three and nine months ended May 31, 2016 increased $9.1 million and $55.2 million, respectively, compared to the corresponding periods in fiscal 2015. The increase in adjusted operating profit for the third quarter of fiscal 2016 was primarily due to a 5% increase in total shipments and a 4% improvement in average composite metal margin as the average composite material cost decreased faster than the average composite selling price, in each case as compared to the corresponding period in fiscal 2015. For the nine months ended May 31, 2016, the increase in adjusted operating profit was mostly due to a 15% improvement in average composite metal margin as the average composite material cost declined 18%, while the average composite selling price declined 10%, in all cases as compared to the corresponding period in fiscal 2015. Additionally, for the three and nine months ended May 31, 2016, labor and employee benefit expenses decreased 9% and 2% per short ton, respectively, as a result of cost controls coupled with higher shipments.

International Mill

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2016	2015	2016	2015
Net sales	$141,438	$156,318	$369,344	$472,396
Adjusted operating profit	5,467	6,146	10,189	11,188

Average price (per short ton)
Total sales	$378	$455	$382	$493
Cost of ferrous scrap consumed	187	258	190	283
Metal margin	191	197	192	210
Ferrous scrap purchase price	164	219	159	237

Short tons (in thousands)
Tons melted	289	348	970	969
Tons rolled	296	301	895	849
Tons shipped	353	323	913	898

Net sales for the three and nine months ended May 31, 2016 decreased $14.9 million, or 10%, and $103.1 million, or 22%, respectively, compared to the corresponding periods in fiscal 2015. The decrease in net sales for the three and nine months ended May 31, 2016 reflected decreases in selling prices of 17% and 23%, respectively, due to global steel production overcapacity, which continued to depress global steel prices. This was partially mitigated by increases in shipments of 9% and 2% for the three and nine months ended May 31, 2016, respectively, compared to the corresponding periods in fiscal 2015. For the three and nine months ended May 31, 2016, this segment's net sales reflected unfavorable foreign currency translation impacts of $4.6 million and $34.9 million, respectively.

Adjusted operating profit for the three and nine months ended May 31, 2016 decreased $0.7 million and $1.0 million, respectively, compared to the corresponding periods in fiscal 2015. The decrease in adjusted operating profit for the third quarter of fiscal 2016 was the result of a $6 per short ton decrease in average metal margin and a 13% increase in freight expense per short ton, partially offset by higher shipping volumes. The decrease in adjusted operating profit for the nine months ended May 31, 2016 was the result of an $18 per short ton decline in average metal margin, partially offset by reductions in utilities and repairs and maintenance expense of $9.4 million and $1.7 million, respectively. For the three and nine months ended May 31, 2016, this segment's cost of goods sold reflected favorable foreign currency translation impacts of approximately $4.2 million and $32.9 million, respectively.

International Marketing and Distribution

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2016	2015	2016	2015
Net sales	$319,604	$518,244	$879,517	$1,521,288
Adjusted operating profit (loss)	892	25,615	(3,570)	49,669

Net sales for the three and nine months ended May 31, 2016 decreased $198.6 million, or 38%, and $641.8 million, or 42%, respectively, compared to the corresponding periods in fiscal 2015. The decrease in net sales for the three and nine months ended May 31, 2016 was primarily due to a decrease in volumes for our raw materials and steel trading divisions headquartered in the U.S. and our operations in Europe coupled with a decline in average selling prices throughout our operations within this segment, in each case, compared to the corresponding period in fiscal 2015 due to the continued economic slowdown in China and weakness in global energy markets weighing on global steel and commodity pricing. In addition, this segment recorded a $45.5 million benefit as a result of a termination of a contract with a customer during the three and nine months ended May 31, 2015. Net sales for the three and nine months ended May 31, 2016 included unfavorable foreign currency translation impacts of approximately $3.0 million and $18.8 million, respectively.

Adjusted operating profit for the three months ended May 31, 2016 decreased $24.7 million compared to the corresponding period in fiscal 2015 and adjusted operating profit for the nine months ended May 31, 2015 decreased $53.2 million, resulting in adjusted operating loss of $3.6 million for the nine months ended May 31, 2016 primarily due to a $28.9 million net benefit as a result of the termination of a contract discussed above, partially offset by inventory write-downs, in the third quarter of fiscal 2015. During the three and nine months ended May 31, 2016, volumes and average margins for our raw materials and steel trading divisions headquartered in the U.S. decreased compared to the corresponding period in fiscal 2015, which contributed to the decrease in adjusted operating profit. The decrease in adjusted operating profit for the nine months ended May 31, 2016 was also impacted by a decline in margins for our operations in Europe compared to the nine months ended May 31, 2015. Additionally, the decline in average margins for our operations in Australia and Asia outweighed increases in volumes for these operations. The decrease in adjusted operating profit during the three months ended May 31, 2016 was partially offset by a 39% per short ton decrease in employee-related expenses compared to the three months ended May 31, 2015. The decrease in adjusted operating profit for the nine months ended May 31, 2016 was partially offset by a $7.8 million net positive impact from foreign currency transactions and foreign exchange derivative activities coupled with a 21% per short ton decrease in employee-related expenses, in each case, compared to the nine months ended May 31, 2015. For the three and nine months ended May 31, 2016, this segment's cost of goods sold included favorable currency translation impacts of approximately $4.6 million and $19.6 million, respectively.

Corporate

Our corporate expenses for the three and nine months ended May 31, 2016 increased $3.0 million and $13.9 million, respectively, compared to the corresponding periods in fiscal 2015. The increase in corporate expenses for three months ended May 31, 2016 was primarily due to an increase in employee-related expenses. The increase in corporate expenses for the nine months ended May 31, 2016 was primarily due to an increase in employee-related expenses and the loss on debt extinguishment of $11.5 million in the second quarter of fiscal 2016. See Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

DISCONTINUED OPERATIONS DATA

In the first quarter of fiscal 2015, we made the decision to exit our steel distribution business in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian steel distribution business, we determined that achieving acceptable financial returns would take additional time and investment. In the first quarter of fiscal 2015, we determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. During the third quarter of fiscal 2016, we recorded an impairment charge of $15.8 million, including the impact of an approximate $13.5 million accumulated foreign currency translation loss, on our remaining component of the Australian steel distribution business that was classified as held for sale at May 31, 2016 and as discontinued operations during the three and nine months ended May 31, 2016. See Note 10, Fair Value, for further discussion of this impairment charge. Other expenses associated with exiting this business were not material for the three and nine months ended May 31, 2016 or May 31, 2015. The Australian steel distribution business was previously an operating segment in the International Marketing and Distribution reporting segment.
OUTLOOK

We expect the results of our fiscal fourth quarter to remain strong, consistent with the results of our fiscal third quarter. Our key market indicators continue to point toward strong demand in the U.S. construction markets. Non-residential construction spending, which is our primary end use market in the U.S., was up 5% year over year in April 2016 per the U.S. Census Bureau. The Architecture Billings Index (ABI) remained above 50 for 24 of the 27 months ended May 2016, which has historically been a leading indicator of improved non-residential construction. We expect to begin realizing productivity and cost improvements in the fourth quarter of fiscal 2016 from key capital projects. Our balance sheet remains a key strength of our Company, and we expect to finish fiscal 2016 well positioned to continue the positive momentum into fiscal 2017.
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

The table below reflects our sources, facilities and availability of liquidity as of May 31, 2016:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$483,855	N/A
Revolving credit facility	350,000	$348,337
U.S. receivables sale facility	200,000	136,811
International accounts receivable sales facilities	79,712	47,990
Bank credit facilities — uncommitted	44,429	42,544
Notes due from 2017 to 2023	1,029,818	*
Equipment notes	35,248	*

* We believe we have access to additional financing and refinancing, if needed.

In February 2016, we accepted for purchase approximately $100.0 million and $100.2 million of the outstanding principal amount of our 2017 Notes (as defined below) and 2018 Notes (as defined below), respectively, through a cash tender offer. As of May 31, 2016, we have $300.0 million of 6.50% Senior Notes due July 2017 (the "2017 Notes"), $399.8 million of 7.35% Senior Notes due August 2018 (the "2018 Notes") and $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes" and together with the 2017 Notes and the 2018 Notes, the "Notes"). The Notes require interest only payments until maturity. We expect cash from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or to refinance these notes when they mature.

At May 31, 2016 and August 31, 2015, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of PLN 175 million ($44.4 million) and PLN 215 million ($56.9 million), respectively. The uncommitted credit facilities as of May 31, 2016 have expiration dates ranging from November 2016 to March 2017, which we intend to renew upon expiration. At May 31, 2016 and August 31, 2015, no material amounts were outstanding under these facilities. During the nine months ended May 31, 2016, CMCP had no borrowings and no repayments under its uncommitted credit facilities. During the nine months ended May 31, 2015, CMCP had total borrowings of $49.6 million and total repayments of $49.6 under its uncommitted credit facilities.

The maximum availability under our $350.0 million revolving credit facility (the "credit facility") can be increased to $500.0 million. Our obligation under the credit facility is collateralized by our U.S. inventory. The credit facility's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit that totaled $1.7 million at May 31, 2016.

Under the credit facility, we are required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the credit agreement governing our credit facility) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the credit agreement governing our credit facility) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the 2017 Notes and the 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, we will be required to maintain liquidity of at least $150.0 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the credit facility bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At May 31, 2016, our interest coverage ratio was 4.70 to 1.00 and our debt to capitalization ratio was 0.44 to 1.00.

Our foreign operations generated approximately 24% of our net sales during the third quarter of fiscal 2016, and as a result, our foreign operations had cash and cash equivalents of approximately $156.2 million at May 31, 2016. Historically, our domestic operations have generated the majority of our cash, which has been used to fund the cash needs of our domestic operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350.0 million credit facility described above and the $200.0 million sale of accounts receivable program described below. We intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 32% of total receivables at May 31, 2016.

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

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed credit facility and are not included in our overall liquidity analysis. We had $1.3 million and $41.5 million of documentary letters of credit outstanding at May 31, 2016 and August 31, 2015, respectively. The decrease in use of documentary letters of credit during the nine months ended May 31, 2016, resulted in an increase of $40.1 million in cash used by financing activities. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

During the first quarter of fiscal 2015, CMC's Board of Directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of shares of CMC common stock. This new program replaced the existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. We intend to repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The new share repurchase program does not require us to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated at any time without prior notice. During the three months ended May 31, 2016, we purchased no shares of CMC common stock. During the nine months ended May 31, 2016, we purchased 2,255,069 shares of CMC common stock at an average purchase price of $13.57 per share.

Cash Flows

Operating Activities
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

Net cash flows from operating activities were $506.9 million during the first nine months of fiscal 2016 compared to $58.8 million during the first nine months of fiscal 2015. Net earnings decreased $12.2 million during the first nine months of fiscal 2016 compared to the same period in the prior fiscal year. Net earnings in the first nine months of fiscal 2016 were impacted by non-cash items including an $11.5 million loss on debt extinguishment, a $9.7 million increase in deferred income taxes and a $9.6 million write-down of inventories compared to no debt extinguishment, a $19.6 million decrease in deferred income taxes, and a $21.5 million write-down of inventories, respectively, during the first nine months of fiscal 2015. Furthermore, net earnings were negatively impacted by a $15.8 million asset impairment during the first nine months of fiscal 2016 compared to a $3.4 million asset impairment during the first nine months of fiscal 2015.

Cash from operating assets and liabilities was $294.4 million during the first nine months of fiscal 2016 compared to cash used by operating assets and liabilities of $126.7 million in the same period in the prior fiscal year. The significant components of change within operating assets and liabilities were as follows:

Accounts receivable - Cash generated from accounts receivable increased $55.8 million during the first nine months of fiscal 2016 compared to the same period of fiscal 2015. The increase in cash from accounts receivable primarily relates to improved collections by the Company as days sales outstanding during the first nine months of fiscal 2016 improved three days while days sales outstanding during the first nine months of fiscal 2015 deteriorated nine days. However, the improved collections were partially offset by the change in consolidated net sales period over period as consolidated net sales from the fourth quarter of fiscal 2015 to the third quarter of fiscal 2016 decreased $201.2 million, and consolidated net sales from the fourth quarter of fiscal 2014 to the third quarter of fiscal 2015 decreased $353.9 million.

Advance payments on sale of accounts receivable programs, net - Cash generated from advance payments on sale of accounts receivable programs, net during the first nine months of fiscal 2016 was $1.5 million from our international sale of accounts receivable programs. This compared to cash used by advance payments on sale of accounts receivable programs, net of $40.0 million on our U.S. sale of accounts receivable program and $58.0 million on our international sale of accounts receivable programs during the first nine months of fiscal 2015.

Inventories - Cash generated from inventories increased $202.8 million during the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. Cash generated from inventories increased as a result of a greater decline in consolidated inventories compared to the first nine months of fiscal 2015, primarily in our Americas Mills, Americas Fabrication, and International Marketing and Distribution segments. These declines were primarily a result of lower commodity pricing due to increased import pressure in the U.S and global steel production overcapacity. Furthermore, days sales in inventories during the first nine months of fiscal 2016 improved six days while days sales in inventories during the first nine months of fiscal 2015 deteriorated eight days.

Accounts payable, accrued expenses and other payables - Cash used by accounts payable, accrued expenses and other payables decreased $63.4 million during the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. The decrease was primarily due to the fluctuation in commodity prices period over period as the prices paid per ton of metal fell at a greater rate during the first nine months of fiscal 2015 when compared to the first nine months of fiscal 2016.

Investing Activities
Net cash flows used by investing activities increased $86.6 million during the first nine months of fiscal 2016 compared to the same period in the prior fiscal year. The largest factor contributing to the use of cash was an increase in restricted cash of $49.1 million to be used for the construction of a new steel micro-mill in Durant, Oklahoma. Additionally, during the first nine months of fiscal 2016 there was a $28.5 million increase in capital expenditures compared to the first nine months of fiscal 2015, primarily related to key capital projects within our Americas Mills segment.

We expect our total capital expenditures for fiscal 2016 to be between $185 million and $195 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Financing Activities
Net cash flows used by financing activities increased $312.2 million during the first nine months of fiscal 2016 compared to the same period in the prior fiscal year. The increase primarily resulted from increases in repayments of long-term debt and debt extinguishment costs of $200.6 million and $11.1 million, respectively. Additionally, the change in the level of usage of documentary letters of credit accounted for $91.9 million of the increase. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity. Also contributing to the increase was an increase in repayments of short-term borrowings of $12.6 million and an increase in stock issued under incentive and purchase plans of $4.6 million compared to the same period of the prior fiscal year. The increase was partially offset by an $11.2 million decrease in purchases of CMC common stock compared to the same period in the prior fiscal year.

We anticipate our current cash balances, cash flows from operations and our available credit sources will be sufficient to meet our cash needs, make scheduled payments for our contractual obligations, capital expenditures, working capital, share repurchases, dividends and other prudent deployment of our capital. However, in the event of sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternative and take appropriate steps to obtain sufficient additional funds.

CONTRACTUAL OBLIGATIONS

Our contractual obligations decreased approximately $400 million to $2.3 billion at May 31, 2016 from $2.7 billion at August 31, 2015. This decrease was primarily related to a reduction in long-term debt and related interest as well as a reduction in unconditional purchase obligations. See Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. Our estimated contractual obligations for the twelve months ending May 31, 2017 are approximately $775 million and primarily constitute expenditures incurred in connection with normal revenue producing activities as well as interest due on our debt. We believe our current liquidity is adequate to fund our ongoing operations and planned capital expenditures.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2016, we had committed $23.7 million under these arrangements.
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

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including with respect to environmental matters. We may incur settlements, fines, penalties or judgments in connection with these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition.
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, with respect to U.S. construction activity, demand for our products, share repurchases, legal proceedings, economic conditions, including with respect to prices, and our financial condition, results of operations, capital projects, cash flows, liquidity and business, and our expectations or beliefs concerning future events and financial results. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Quarterly Report on Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise. Some of the important factors that could cause actual results to differ materially from our expectations include the following:

•	the completion, if at all, or timing of potential transactions, including the sale of our remaining steel distribution assets located in Australia;

•	the impact, if any, on our other businesses of the non-cash impairment charge in our results from discontinued operations;

•	any potential gain or loss resulting from the closure of the sale of our remaining steel distribution assets located in Australia;

•	non-cash impairment charges in our results from continuing operations;

•	global economic conditions, including the ongoing recovery from the last recession and construction activity or lack thereof, and their impact in a highly cyclical industry;

•	rapid and significant changes in the price of metals;

•	excess capacity in our industry, particularly in China, and product availability from competing steel minimills and other steel suppliers including import quantities and pricing;

•	currency fluctuations;

•	compliance with and changes in environmental laws and regulations, including increased regulation associated with climate change and greenhouse gas emissions;

•	potential limitations in our or our customers' ability to access credit and non-compliance by our customers with our contracts;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	global factors including political uncertainties and military conflicts;

•	availability of electricity and natural gas for minimill operations;

•	information technology interruptions and breaches in security data;

•	ability to retain key executives;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials over which we exert little influence, including scrap metal, energy, insurance and supply prices;

•	unexpected equipment failures;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	increased costs related to health care reform legislation; and

•	those factors listed under Part I, Item 1A, Risk Factors, included in our Annual Report filed on Form 10-K for the fiscal year ended August 31, 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Compared to the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments decreased $100.7 million, or 26%, of which 55% was related to forward contracts denominated in the U.S. dollar and hedged in entities with a British pound functional currency. In addition, forward contracts hedged in entities with a U.S. dollar functional currency and denominated in the British pound and euro made up 93% and 14% of the decrease, respectively, offset by 46% increase of forward contracts hedged in entities with a Polish zloty functional currency and denominated in euro. There have been no other material changes.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended May 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended May 31, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1, 2016 - March 31, 2016	—	—	—	$27,598,706
April 1, 2016 - April 30, 2016	—	—	—	27,598,706
May 1, 2016 - May 31, 2016	—	—	—	27,598,706
Total	—		—

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

June 29, 2016	/s/ Mary Lindsey
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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).