Form 10-K
period 2016-08-31
COMMERCIAL METALS CO
filed 2016-10-31
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the common stock on February 29, 2016, held by non-affiliates of the registrant, based on the closing price per share on February 29, 2016, on the New York Stock Exchange was approximately $1,666,825,382.
The number of shares outstanding of common stock as of October 27, 2016 was 115,302,210.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated by reference into the listed Part of Form 10-K:
Registrant's definitive proxy statement for the 2017 annual meeting of stockholders — Part III

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties, and other factors. For a discussion of important factors that could cause our results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by our forward-looking statements, please refer to Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

GENERAL

Commercial Metals Company ("CMC") together with its consolidated subsidiaries (collectively, the "Company," "we," "our" or "us") manufacture, recycle and market steel and metal products, related materials and services through a network including steel mills, commonly referred to as "minimills" or "micro-mills," steel fabrication and processing facilities, construction-related product warehouses, metal recycling facilities and marketing and distribution offices in the United States ("U.S.") and in strategic international markets.

We were incorporated in 1946 in the State of Delaware. Our predecessor company, a metals recycling business, has existed since approximately 1915. We maintain our corporate office at 6565 North MacArthur Boulevard in Irving, Texas, 75039, telephone number (214) 689-4300. Our fiscal year ends August 31, and any reference in this Annual Report on Form 10-K to any year refers to the fiscal year ended August 31 of that year unless otherwise noted.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports are made available free of charge through the Investor Relations section of our website, http://www.cmc.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

We have five business segments operating across two geographic divisions. Our CMC Americas Division includes three segments: Americas Recycling, Americas Mills and Americas Fabrication. Our CMC International Division includes two segments: International Mill and International Marketing and Distribution. Financial information for the last three fiscal years concerning our five business segments and the geographic areas of our operations is incorporated herein by reference from Note 22, Business Segments, to the consolidated financial statements, which are contained in Part II, Item 8 of this Annual Report on Form 10-K.

CMC AMERICAS DIVISION OPERATIONS

AMERICAS RECYCLING

Our Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 26 scrap metal processing facilities with 13 locations in Texas, five locations in Florida, two locations in Missouri and one location each in Georgia, Kansas, Louisiana, North Carolina, Oklahoma and Tennessee.

We purchase ferrous and nonferrous metals, processed and unprocessed, from a variety of sources in a variety of forms for our scrap metal processing facilities. Sources of metal for processing include manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, railroads, refineries, shipyards, ordinance depots, demolition businesses, automobile salvage firms, wrecking firms, and small scrap metal collection firms.

Our scrap metal processing facilities typically consist of an office and a warehouse building located on several acres of land that we use for receiving, sorting, processing and storing metals. Our warehouse buildings are equipped with specialized equipment for processing both ferrous and nonferrous metal and one of our facilities has extensive equipment that segregates metallic content from large quantities of insulated wire. Several of our scrap metal processing facilities use a small portion of their site or a nearby location to display and sell metal products that may be reused for their original purpose without further processing. We equip our larger scrap metal processing facilities with various equipment, such as scales, shears, baling presses, briquetting machines, conveyors, magnetic separators, presses, shredders, and hydraulic shears, which enable these facilities to efficiently process large volumes of scrap metals. We use cranes to handle scrap metals for processing and to load material for shipment. We primarily transport processed ferrous metal to consumers by open gondola railcar; therefore many of our metal processing facilities have rail access. When water access is available, we also transport processed ferrous metal via barge.

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

We are not materially dependent on any single source for the scrap metal we purchase. No single customer represented 10% or more of our Americas Recycling segment's net sales in fiscal 2016. One customer represented approximately 12% and 16% of our Americas Recycling segment's net sales in fiscal 2015 and 2014, respectively. Our recycling business competes with other scrap metal processors and primary nonferrous metal producers, both in the U.S. and internationally, for sales of nonferrous materials. Consumers of nonferrous metals frequently utilize primary or "virgin" ingot processed by mining companies instead of nonferrous metals. The prices of nonferrous metals are closely related to, but generally are less than, the prices of primary or "virgin" ingot.

This segment's level of exports during a period is dependent on the level of demand and supply in the various markets we serve. Additionally, the primary markets for certain commodities are outside of the U.S. We exported approximately 7% of our ferrous scrap tonnage and approximately 19% of our nonferrous scrap tonnage during fiscal 2016. This compares to ferrous scrap tonnage exports of approximately 6% and nonferrous scrap tonnage exports of approximately 22% during fiscal 2015. The decrease in the percentage of nonferrous scrap tonnage exported was due to declining export demand, primarily in China.

AMERICAS MILLS

Our Americas Mills segment includes our five domestic steel mills, four commonly referred to as "minimills" and one commonly referred to as a "micro-mill," two scrap metal shredders, ten scrap metal processing facilities that directly support the steel minimills, and a railroad salvage operation.

Our five steel mills, located in Alabama, Arizona, Arkansas, South Carolina and Texas, produce one or more of steel reinforcing bar ("rebar"), angles, flats, rounds, channels, fence post sections and other shapes. We utilize a fleet of trucks that we own or lease as well as private haulers to transport finished products from the mills to our customers and to our steel fabrication facilities. To minimize the cost of our products, to the extent feasibly consistent with market conditions and working capital demands, we prefer to operate all of our mills at or near full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at U.S. competitors, customer inventory levels or a decrease in non-residential construction activity may reduce demand for our products and limit our ability to operate the mills at full capacity. Through our operations and capital improvements, we strive to increase productivity and capacity at the mills and to enhance our product mix. Because the steel mill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years, we have spent approximately $209.0 million, or 55%, of our total capital expenditures on projects within our Americas Mills segment.

The following table compares the amount of steel melted, rolled and shipped by our five steel mills in the past three fiscal years:

(in short tons)	2016	2015	2014
Tons melted	2,522,000	2,553,000	2,627,000
Tons rolled	2,382,000	2,387,000	2,437,000
Tons shipped	2,630,000	2,687,000	2,773,000

Descriptions of mill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our mills roll many different types and sizes of products in their range depending on market conditions including pricing and demand. Our estimated annual capacity for finished goods of approximately 3.0 million short tons assumes a typical product mix and will vary with the products we actually produce.

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

Our Alabama minimill primarily manufactures products that are larger in size relative to products manufactured by our other steel minimills. These larger size products include mid-size structural steel products such as equal and unequal leg angles, channels and flats. This minimill does not produce rebar. Our Alabama minimill sells primarily to service centers; however, it also sells to customers in the construction, manufacturing and fabricating industries. Our Alabama minimill primarily ships its products to customers located in the Southeast, Midwest and Northeast regions of the U.S.

Our South Carolina minimill manufactures a full line of bar-sized products, including rebar, angles, channels, flats, rounds, squares, and fence post sections. Our South Carolina minimill sells primarily to customers in the rebar fabrication industry; however, it also sells to service centers, manufacturers of original equipment, and the agricultural industry. Our South Carolina minimill ships products to customers primarily located in the Southeast and mid-Atlantic regions of the U.S., which include the states from Florida through southern New England. In addition to the minimill, we operate a recycling yard, a steel fence post plant, and an alloy briquetting facility located on or near the same site.

Our Texas minimill manufactures a full line of bar-sized products, including rebar, angles, rounds, channels, flats (in both merchant and special bar quality ("SBQ") grades), and other sections used primarily in building highways, reinforcing concrete structures and manufacturing. This minimill sells primarily to the construction, energy and petrochemical industries; however, it also sells to service centers and manufacturers of original equipment. Our Texas minimill primarily ships its products to customers located in Louisiana, Oklahoma and Texas. It also ships products to approximately 20 other states and Central America. In addition to the minimill, we operate a rebar fabrication facility, a shredder and downstream sorting equipment located on the same site.

Our micro-mill in Arizona utilizes a "continuous continuous" design where metal flows uninterrupted from melting to casting to rolling. It is more compact than existing, larger capacity steel minimills, and production is dedicated to a limited product range. This micro-mill primarily produces rebar; however, it also manufactures fence post sections. Our Arizona micro-mill sells primarily to customers in the construction and fabricating industries, although it also sells to service centers. Our Arizona micro-mill ships its products to customers located in the Southwest region of the U.S., primarily Arizona and California, as well as Colorado, Nevada and New Mexico. We also operate a rebar fabrication facility located on the same site as the micro-mill.

The primary raw material that our Alabama, Arizona, South Carolina and Texas mills use is ferrous scrap metal. This segment operates ten metal processing facilities that directly support the mills: four in South Carolina, four in Texas, and two in Alabama. This segment also includes two shredders. We believe the supply of ferrous metal is adequate to meet our future needs, but it has historically been subject to significant price fluctuations which have occurred more rapidly over the last several years. All four of these mills consume large amounts of electricity and natural gas. We have not had any significant curtailments, and we believe that energy supplies are adequate. The supply and demand of regional and national energy and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.

Our smaller Arkansas minimill does not have a melt shop or continuous casting equipment. The Arkansas minimill manufacturing process begins with a reheating furnace capable of utilizing billets acquired either from our other minimills or from unrelated suppliers or used rail, primarily salvaged from railroad abandonments. The remainder of the manufacturing process utilizes a rolling mill, cooling bed, finishing equipment and support facilities similar to, but on a smaller scale than, those at our other minimills. The Arkansas minimill primarily manufactures bed frame angles, earth bar, and other specialty flat, angle and square shapes. Our Arkansas minimill primarily sells to customers in the construction and manufacturing industries. Since our Arkansas minimill does not have melting facilities, the minimill depends on an adequate supply of competitively priced billets or used rail. The availability of these raw materials fluctuates with the level of excess billet production by our minimills or that offered for sale by steel producers and for rail, the pace of railroad abandonments, rail replacement by railroads, and demand for used rail from competing domestic and foreign rail rerolling mills.

One customer represented approximately 11% of our Americas Mills segment's net sales in fiscal 2016, compared to approximately 10% in fiscal 2015. No single customer represented 10% or more of our Americas Mills segment's net sales in fiscal 2014. Due to the nature of certain stock products we sell in the Americas Mills segment, we do not have a long lead time between receipt of an order and the delivery of product. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of these operations. Backlog, defined as the total value of unfulfilled orders, for these mills at August 31, 2016 was approximately $222.9 million, compared to $222.8 million at August 31, 2015.

In the fourth quarter of fiscal 2015, we announced a plan to build a new micro-mill in Durant, Oklahoma. This new micro-mill will mirror the "continuous continuous" design of the existing micro-mill in Arizona. We believe that this addition to our portfolio of highly efficient, customer focused and cost effective steel production facilities should allow us to better serve a growing North Texas market and increase our presence in adjacent markets. At this facility, we plan to produce low cost, high quality steel products, which we expect will complement our existing manufacturing capability to better serve our customers. We believe that this new micro-mill will also complement our existing recycling and fabrication footprint, enhancing our ability to further leverage our raw material supply chain and optimize product mix within our existing operations. We expect the Oklahoma micro-mill to be commissioned in late 2017. The direct and indirect investment is expected to be in excess of approximately $250 million. We expect that this investment will be funded primarily from internally generated capital. See Note 12, New Markets Tax Credit Transactions, to the consolidated financial statements in this Annual Report on Form 10-K, for additional information.

In the first quarter of fiscal 2014, we sold all of the outstanding capital stock of our wholly owned copper tube manufacturing operation, Howell Metal Company ("Howell"), for $58.5 million, of which $3.2 million was held in escrow as of August 31, 2015, subject to customary purchase price adjustments. The full balance of escrow was released to the Company in the second quarter of fiscal 2016. During the second quarter of fiscal 2014, we made a $3.0 million working capital adjustment, which was included in our estimated pre-tax gain of $6.3 million. Howell was previously included in the Americas Mills reporting segment. We have included Howell in discontinued operations for all periods presented.

AMERICAS FABRICATION

Our Americas Fabrication segment consists of our steel fabrication facilities that bend, weld, cut and fabricate steel, primarily rebar; warehouses that sell or rent products for the installation of concrete; facilities that produce steel fence posts; and facilities that heat-treat steel to strengthen and provide flexibility.

Steel Fabrication
Through our Americas Fabrication segment we operate 37 facilities engaged in the various aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel, with three facilities fabricating only steel fence posts. We obtain steel for these facilities from our own mills and directly from third-party steel vendors. In addition, we utilize our marketing and distribution business to purchase steel from other steel manufacturers.

We conduct steel fabrication activities in 14 locations in Texas, three each in South Carolina and California, two each in Colorado, Florida, Illinois and Louisiana, and one each in Arizona, Georgia, Mississippi, Nevada, New Mexico, North Carolina, Tennessee, Virginia and Utah.

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

Backlog in our steel fabrication operations was approximately $658.1 million at August 31, 2016, compared to $767.9 million at August 31, 2015. We do not consider other backlogs in the Americas Fabrication segment to be material.

Construction Services
Our Construction Services business unit sells and rents construction-related products and equipment to concrete installers and other businesses in the construction industry. We have 19 locations in Texas, five in Louisiana and one in Oklahoma where we store and sell these construction-related products, which, with the exception of a small portion of steel products, are purchased from third-party suppliers.

Impact Metals

We provide heat-treated steel products through CMC Impact Metals, a subsidiary of CMC. CMC Impact Metals is one of North America's premier producers of high strength steel products. We operate facilities in Alabama and Pennsylvania, which manufacture armor plate for military vehicles, high strength bar for the truck trailer industry and special bar quality steel for the energy market. CMC Impact Metals works closely with our Alabama minimill, our distribution business and other steel mills that sell specialized heat-treated steel for customer specific use.

No single customer accounted for 10% or more of our Americas Fabrication segment's net sales in fiscal 2016, 2015 and 2014.

CMC INTERNATIONAL DIVISION OPERATIONS

INTERNATIONAL MILL

Our International Mill segment is comprised of all mill, recycling and fabrication operations located in Poland. Our subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), owns a steel minimill and conducts its mill operations in Zawiercie, Poland. Our Poland steel minimill operates equipment similar to the equipment operated by our U.S. steel minimills. This segment's operations are conducted through: two rolling mills that produce primarily rebar and high quality merchant products; a specialty rod finishing mill; our scrap processing facilities, which include a large capacity scrap metal shredding facility similar to the largest shredder we operate in the U.S.; and four steel fabrication facilities primarily for rebar and wire mesh.
Our Poland minimill operates a flexible rolling mill designed to allow efficient and flexible production of a range of medium section merchant bar products. This rolling mill complements the facility's other rolling mill dedicated primarily to rebar production. Either rolling mill can feed an alternative finishing end designed to produce higher grade wire rod. Our Poland minimill operation has annual rolling capacity of approximately 1.3 million short tons.
Our Poland minimill is a significant manufacturer of rebar, merchant bar and wire rod in Central Europe, selling primarily to fabricators, manufacturers, distributors and construction companies. The majority of sales are to customers within Poland. However, the Poland minimill also exports to the Czech Republic, Germany, Hungary, Slovakia and other countries. Ferrous metal, the principal raw material used by our Poland minimill, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available, although they can be subject to significant price fluctuations.
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

Backlog in our international fabrication operations was approximately $26.7 million at August 31, 2016 compared to $16.8 million at August 31, 2015. Our Poland minimill generally fills orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of these operations. Backlog for our Poland minimill at August 31, 2016 was approximately $41.4 million compared to $25.3 million at August 31, 2015. No single customer represented 10% or more of our International Mill segment's net sales in fiscal 2016, 2015 and 2014.

INTERNATIONAL MARKETING AND DISTRIBUTION

Our International Marketing and Distribution segment includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes two of our marketing and distribution divisions headquartered in the United States, CMC Cometals and CMC Cometals Steel, and a recycling facility in Singapore. We buy and sell primary and secondary metals, fabricated metals, semi-finished, long and flat steel products and other industrial products. During the past year, our International Marketing and Distribution facilities sold approximately 2.7 million short tons of steel products in addition to raw materials. We market and distribute these products through our global network of offices and processing facilities.

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

We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory, construction and transportation industries. We sell directly to our customers through and with the assistance of our offices in Irving, Texas; Fort Lee, New Jersey; Sydney and Melbourne, Australia; Singapore; Bangkok, Thailand; Luxembourg; Kürten, Germany; Cardiff, Wales, United Kingdom; Temse, Belgium; Hong Kong; Beijing, Guangzhou and Shanghai, China. We have representative offices in Moscow, Russia and Klang, Malaysia, and we have agents located in significant international markets. Our network of offices share information regarding the demand for our materials, assists with negotiation and performance of contracts and other services for our customers and identifies and maintains relationships with our sources of supply.

In the fourth quarter of fiscal 2016, we made the decision to exit our steel trading business headquartered in Cardiff, Wales, United Kingdom. The Company's severance and exit costs incurred in connection with this decision, were not material. The operation will service existing customer commitments and we expect to wind down operations and liquidate any remaining inventories over the next several months.

In most transactions, we act as a principal by taking title and ownership of the products. We are at times designated as a marketing representative, sometimes exclusively, by product suppliers, and on occasion we act as a broker for these products. We buy and sell these products in almost all major markets throughout the world where permitted by U.S. law.

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

We believe we are one of the largest marketers of imported steel in Australia. Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, we determined that achieving acceptable financial returns would take additional time and investment. In the first quarter of fiscal 2015, we made the decision to exit our steel distribution business in Australia. In the fourth quarter of fiscal 2015, we completed the sale of six locations that were part of our Australian steel distribution business and we ceased all operations at three other locations that were part of our Australian steel distribution business. On July 10, 2016, we completed the sale of the remaining Australian steel distribution business. We have included the results of the sales and the activity related to our Australian steel distribution businesses in discontinued operations in the consolidated statement of earnings for all periods presented.

For financial data on the above segments, see Note 22, Business Segments, to the consolidated financial statements in this Annual Report on Form 10-K.

SEASONALITY

Many of our mills and fabrication facilities serve customers in the construction industry. Due to the increase in construction during the spring and summer months, our net sales are generally higher in the third and fourth quarters of our fiscal year than in the first and second quarters of our fiscal year.

COMPETITION

The nonferrous recycling industry is fragmented in the U.S. However, we believe our Americas Recycling segment is one of the largest entities engaged in the recycling of nonferrous metals in the U.S. We are also a major regional processor of ferrous metal. The metal processing business is subject to cyclical fluctuations based upon the availability and price of unprocessed scrap metal and the demand for steel and nonferrous metals. In our Americas Recycling segment, we compete primarily on price and on the services we provide to scrap suppliers and generators. The price offered for scrap metal is the principal competitive factor in acquiring material from smaller scrap metals collection firms. Industrial generators of scrap metal may also consider factors other than price, such as supplying appropriate collection containers, timely removal, reliable documentation including accurate and detailed purchase records with customized reports, the ability to service multiple locations, insurance coverage, and the buyer's financial strength.

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

Our Americas Fabrication segment competes with regional and national suppliers. We believe that we are among the largest fabricators of rebar in the U.S. We also believe that we are the largest manufacturer of steel fence posts in the U.S. We compete primarily on price, although we also compete based on the value added services we provide to our customers, our speed of delivery, ability to service large projects, and technical capability.

Our International Mill segment competes with several large manufacturers of rebar and wire rod in Central and Eastern Europe, primarily on the basis of price, quality and product availability. We also compete on delivery times utilizing our global supply chain of steel producers and logistic partners. We believe we are the largest producer of merchant bars for the products we produce and the second largest producer of rebar and wire rod in Poland.

Our International Marketing and Distribution segment operates in a highly competitive sector. We compete primarily on the price, quality and reliability of our products, our financing alternatives and the additional services we provide. In this business, we compete with other U.S. and international trading companies, some of which are larger and may have access to greater financial resources. In addition, some of our competitors may be able to pursue business without restriction by the laws of the U.S. We also compete with industrial consumers who purchase directly from suppliers, and from importers and manufacturers of semi-finished ferrous and nonferrous metals.

ENVIRONMENTAL MATTERS

A significant factor in our business is our compliance with environmental laws and regulations. See Part I, Item 1A, "Risk Factors — Risks Related to Our Industry" in this Annual Report on Form 10-K. Compliance with and changes in various environmental requirements and environmental risks applicable to our industry may adversely affect our results of operations and financial condition.

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

New federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During fiscal 2016, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of $33.9 million. In addition, during fiscal 2016, we spent approximately $19.6 million on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during fiscal 2017 to be approximately $21.9 million.

EMPLOYEES

As of August 31, 2016, the Company had the following number of employees in each reporting segment and Corporate:

Segment	Number of Employees
Americas Recycling	1,099
Americas Mills	1,816
Americas Fabrication	2,872
International Mill	1,887
International Marketing and Distribution	293
Corporate	421
Total	8,388

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

			EXECUTIVE
NAME	CURRENT POSITION & OFFICES	AGE	OFFICER SINCE
Joseph Alvarado	Chairman of the Board, President and Chief Executive Officer	64	2010
Adam B. Batchelor	Vice President of Strategy and Planning	35	2013
Terry P. Hatten	Vice President and Chief Human Resources Officer	49	2013
Adam R. Hickey	Vice President and Controller	41	2012
Paul K. Kirkpatrick	Vice President, General Counsel and Corporate Secretary	45	2013
Paul J. Lawrence	Vice President, Finance and Treasurer	46	2016
Mary A. Lindsey	Vice President and Chief Financial Officer	61	2016
Tracy L. Porter	Executive Vice President, CMC Operations	59	2010
Barbara R. Smith	Chief Operating Officer	57	2011

Joseph Alvarado joined the Company in April 2010 as Executive Vice President and Chief Operating Officer. After joining CMC, he was named President and Chief Operating Officer in April 2011, and in June 2011, he was appointed President and Chief Executive Officer effective September 2011. He was appointed to our Board of Directors on September 1, 2011 and was named Chairman of the Board of Directors on January 1, 2013. Prior to joining the Company, Mr. Alvarado served as President, U.S. Steel Tubular Products, at U.S. Steel, a steel producer, from 2007 to 2010. From 2004 to 2007, Mr. Alvarado served as President and Chief Operating Officer at Lone Star Technologies, Inc., a Dallas, Texas-based company and manufacturer and marketer of alloy and carbon welded oil country tubular goods and line pipe, prior to the company being acquired by U.S. Steel in 2007.

Adam B. Batchelor joined the Company in August 2011 as Director of Financial Planning and Analysis. He was appointed Senior Director in September 2012 and Vice President of Strategy and Planning in August 2013. Prior to joining the Company, he was with Wingate Partners, a Dallas-based private equity firm, from 2009 to 2011, and Oliver Wyman, a global management consulting firm, from 2003 to 2009.

Terry P. Hatten joined the Company in December 2013 as Vice President and Chief Human Resources Officer. Prior to joining the Company, Mr. Hatten was Senior Vice President of Human Resources for General Nutrition Centers, Inc., a specialty retailer of health and wellness products, from 2012 to 2013. From 2009 to 2012, Mr. Hatten served as Senior Vice President of Human Resources for Dean Foods Company, a food and beverage company.

Adam R. Hickey joined the Company in February 2004 as a Senior Accountant. Since 2004, Mr. Hickey has held various positions within the Company, including Manager of Cost & Planning, Assistant Controller and Controller of CMC Americas Division. Mr. Hickey was appointed Vice President and Controller of the Company in April 2012.

Paul K. Kirkpatrick joined the Company in December 2009 as Assistant General Counsel and Assistant Corporate Secretary. He was appointed Vice President, Corporate Secretary and Assistant General Counsel in February 2013 and Vice President, General Counsel and Corporate Secretary in October 2013. Prior to joining the Company, Mr. Kirkpatrick was an attorney at Haynes and Boone, LLP, a law firm based in Dallas, Texas.

Paul J. Lawrence joined the Company in February 2016 as Vice President of Finance. He was appointed Vice President, Finance and Treasurer in September 2016. Prior to joining the Company, Mr. Lawrence served as North American Information Technology Leader of Gerdau Long Steel North America, a U.S. steel producer, from 2014 to 2016, and from 2010 to 2014, he served as Gerdau Template Deployment Leader at Gerdau Long Steel North America.  From 2003 to 2010, Mr. Lawrence held a variety of financial roles at Gerdau Ameristeel Corporation, including Assistant Vice President and Corporate Controller, and Deputy Corporate Controller.  From 1998 to 2002, Mr. Lawrence held several financial positions with Co-Steel Inc., which was acquired by Gerdau SA.

Mary A. Lindsey joined the Company in September 2009 as Vice President-Tax. She was appointed Vice President-Tax and Investor Relations in June 2015 and Vice President and Chief Financial Officer in January 2016. Prior to joining CMC, Ms. Lindsey served as Vice President Tax and Tax Counsel for Albany International Corp., a global advanced textiles and materials processing company, from March 2006 to September 2009, and from January 2005 to March 2006, Ms. Lindsey was an attorney at Baker & Hostetler LLP, a national law firm.  In addition, Ms. Lindsey served in various roles, including Vice President Tax and Tax Counsel, Legal Counsel responsible for global M&A and intellectual property, and General Manager of Corporate M&A, at The Timken Company, a global manufacturer of bearings, transmissions, gearboxes, and related components, from January 1985 to January 2005.

Tracy L. Porter joined the Company in 1991 and has held various positions within the Company, including General Manager of CMC Steel Arkansas at Magnolia, Arkansas, head of the Company's Rebar Fabrication Division, and Interim President of CMC Americas Division. Mr. Porter served as Vice President of the Company and President of CMC Americas Division from April 2010 to July 2010. Mr. Porter was appointed Senior Vice President of the Company and President of CMC Americas Division in July 2010 and Executive Vice President, CMC Operations in September 2016.

Barbara R. Smith joined the Company in May 2011 as Senior Vice President and Chief Financial Officer. Ms. Smith was appointed Chief Operating Officer in January 2016. Prior to joining the Company, Ms. Smith served as Vice President and Chief Financial Officer of Gerdau Ameristeel Corporation, a minimill steel producer, from July 2007 to May 2011, after joining Gerdau Ameristeel as Treasurer in July 2006. From February 2005 to July 2006, she served as Senior Vice President and Chief Financial Officer of FARO Technologies, Inc., a developer and manufacturer of 3-D measurement and imaging systems. From 1981 to 2005, Ms. Smith was employed by Alcoa Inc., a producer of primary aluminum, fabricated aluminum and alumina, where she held various financial leadership positions, including Vice President of Finance for Alcoa's Aerospace, Automotive & Commercial Transportation Group, Vice President and Chief Financial Officer for Alcoa Fujikura Ltd. and Director of Internal Audit.

ITEM 1A. RISK FACTORS

There are inherent risks and uncertainties associated with our business that could adversely affect our business, results of operations and financial condition. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described below are not the only risks and uncertainties that could adversely affect our business, results of operations and financial condition. If any of these risks actually occur, our business, results of operations and financial condition could be materially adversely affected.

RISKS RELATED TO OUR INDUSTRY

Our industry and the industries we serve are vulnerable to global economic conditions, including the slow recovery from the last recession and the risk of a recession relapse.

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

Eight years removed from the worldwide economic downturn that began in 2008, we have begun to see some improvement in general economic and manufacturing activity, but the economic outlook remains uncertain both in the United States and globally. In addition, uncertainties in Europe regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world have continued to weigh on global and domestic growth. These situations continue to contribute to weaker end-markets and depressed demand, which could stifle customer confidence and adversely affect demand for our products and further adversely affect our business. Although we believe that the long-term prospects for the steel industry remain bright, we are unable to predict the duration of current economic conditions that are contributing to reduced demand for our products compared to pre-recession levels. Future economic downturns or a prolonged period of slow growth or economic stagnation could materially adversely affect our business, results of operations and financial condition.

We are vulnerable to the economic conditions in the regions in which our operations are concentrated.

Our geographic concentration in the southern and southwestern United States as well as Central Europe, Australia, China and the Middle East exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity in one of these regions could adversely affect demand for our products and, consequently, our sales and profitability. As a result, our financial results are substantially dependent upon the overall economic conditions in these areas. There is substantial uncertainty regarding the impact of the Referendum of the United Kingdom’s (“U.K.”) Membership of the European Union (“EU”) (referred to as “Brexit”) held in June 2016, where a majority of voters in the U.K. voted in favor of the U.K. leaving the EU, and negotiations are expected to commence to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade between the U.K. and the EU. Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between the U.K. and EU countries and increased regulatory complexities could have a negative impact on our business, results of operations and financial condition.

Rapid and significant changes in the price of metals could adversely impact our business, results of operations and financial condition.

Prices for most metals in which we deal have experienced increased volatility over the last several years, and such increased price volatility impacts us in several ways. Some of our operations, such as our fabrication operations, may benefit from rapidly decreasing steel prices as their material cost for previously contracted fixed price work declines. Others, such as our Americas Mills and International Mill segments, would likely experience reduced margins and may be forced to liquidate high cost inventory at reduced margins or losses until prices stabilize. Sudden increases could have the opposite effect in each case. Overall, we believe that rapid substantial price changes are not to our industry's benefit. Our customer and supplier base would be impacted due to uncertainty as to future prices. A reluctance to purchase inventory in the face of extreme price decreases or to sell quickly during a period of rapid price increases would likely reduce our volume of business. Marginal industry participants or speculators may attempt to participate to an unhealthy extent during a period of rapid price escalation with a substantial risk of contract default if prices suddenly reverse. Risks of default in contract performance by customers or suppliers as well as an increased risk of bad debts and customer credit exposure could increase during periods of rapid and substantial price changes.

Excess capacity and over-production by foreign producers in our industry could increase the level of steel imports into the United States, resulting in lower domestic prices, which would adversely affect our sales, margins and profitability.

Global steel-making capacity exceeds demand for steel products in some regions around the world. Rather than reducing employment by rationalizing capacity with consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) have traditionally periodically exported steel at prices significantly below their home market prices, which prices may not reflect their costs of production or capital. For example, steel production in China, the world's largest producer and consumer of steel, has continued to exceed Chinese demand. This rising excess capacity in China has resulted in a further increase in imports of artificially low-priced steel and steel products to the United States and world steel markets. A continuation of this trend or a significant decrease in China's rate of economic expansion could result in increasing steel imports from China. Excessive imports of steel into the United States have exerted, and may continue to exert, downward pressure on U.S. steel prices, which negatively affects our ability to increase our sales, margins, and profitability. The excess capacity may create downward pressure on our steel prices and lead to reduced sales volumes as imports absorb market share that would otherwise be filled by domestic supply, all of which would adversely affect our sales, margins and profitability and could subject us to possible renegotiation of contracts or increases in bad debt.

We believe the downward pressure on, and periodically depressed levels of, U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. While some tariffs and quotas are periodically put into effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S., there is no assurance that tariffs and quotas will always be levied, even if otherwise justified, and even when imposed many of these are short-lived. When such tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

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

New facilities that we may build, especially steel mills, like the micro-mill we are building in Durant, Oklahoma, are required to obtain several environmental permits before significant construction or commencement of operations. Delays in obtaining permits or unanticipated conditions in such permits could delay the project or increase construction costs or operating expenses. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our mills generate electric arc furnace dust ("EAF dust"), which the EPA and other regulatory authorities classify as hazardous waste. EAF dust and other industrial waste and hazardous waste require special handling, recycling or disposal.

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

Changes to National Ambient Air Quality Standards ("NAAQS") or other requirements on our air emissions could make it more difficult to obtain new permits or to modify existing permits and could require changes to our operations or emissions control equipment. Such difficulties and changes could result in operational delays and capital and ongoing compliance expenditures.

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

We may also be required to conduct additional cleanup (and pay for associated natural resource damages) at sites where we have already participated in remediation efforts or take remediation action with regard to sites formerly used in connection with our operations. We may be required to pay for a portion or all of the costs of cleanup or remediation at sites we never owned or on which we never operated if we are found to have arranged for treatment or disposal of hazardous substances on the sites. In cases of joint and several liability, we may be obligated to pay a disproportionate share of cleanup costs if other responsible parties are financially insolvent.

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

The U.S. government and various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impact of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and greenhouse gas ("GHG") emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. The potential costs of "allowances," "offsets" or "credits" that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, as a result of these regulatory initiatives, we may see an increase in costs relating to our assets that emit significant amounts of GHGs. These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition, but such effect could be materially adverse to our business, results of operations and financial condition.

RISKS RELATED TO OUR COMPANY

Potential limitations on our ability to access credit, or the ability of our customers and suppliers to access credit, may adversely affect our business, results of operations and financial condition.

If our access to credit is limited or impaired, our business, results of operations and financial condition could be adversely impacted. Our senior unsecured debt is rated by Standard & Poor's Corporation and Moody's Investors Service. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings (loss), fixed charges such as interest, cash flows, total debt outstanding, off-balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies. Any downgrades in our credit ratings may make raising capital more difficult, increase the cost and affect the terms of future borrowings, affect the terms under which we purchase goods and services and limit our ability to take advantage of potential business opportunities. We could also be adversely affected if our banks refused to honor their contractual commitments or cease lending.

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
During the first quarter of fiscal 2015, we announced that our Board of Directors had authorized the Company to repurchase up to $100.0 million of shares of our common stock. The stock markets in general have experienced substantial price and trading fluctuations, which have resulted in volatility in the market prices of securities that often are unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our common stock. Price volatility over a given period may also cause the average price at which we repurchase our own common stock to exceed the stock's price at a given point in time. In addition, significant changes in the trading price of our common stock and our ability to access capital on terms favorable to us could impact our ability to repurchase shares of our common stock. The timing and amount of any repurchases will be determined by the Company's management based on its evaluation of market conditions, capital allocation alternatives and other factors beyond our control. Our share repurchase program may be modified, suspended, extended or terminated by the Company at any time and without notice. Any failure to repurchase stock after we have announced our intention to do so may negatively impact investor confidence in us, thereby negatively impacting our stock price.

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

An increase in the value of the U.S. dollar may adversely affect our business, results of operations and financial condition, and in particular, the increased strength of the U.S. dollar as compared to China's renminbi or the euro could adversely affect our business, results of operations and financial condition. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the United States by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of nonferrous scrap metal by our Americas Recycling segment, we have not recently been a significant exporter of metal products from our United States operations. Economic difficulties in some large steel-producing regions of the world, resulting in lower local demand for steel products, have historically encouraged greater steel exports to the United States at depressed prices which can be exacerbated by a strong U.S. dollar. As a result, our products that are made in the United States may become relatively more expensive as compared to imported steel, which has had and in the future could have a negative impact on our business, results of operations and financial condition.

A strong U.S. dollar may also hamper our international marketing and distribution business. Weak local currencies limit the amount of U.S. dollar denominated products that we can import for our international operations and limit our ability to be competitive against local producers selling in local currencies.

The U.S. dollar and most global currencies are subject to daily price volatility based on several factors including changes in local government interest rates, macro events and developments, currency manipulation by governments in countries that buy or sell foreign currencies to strengthen or weaken the local currency or in those instances where local governments fix the pricing of their currencies versus having floating exchange rates.

Operating internationally carries risks and uncertainties which could adversely affect our business, results of operations and financial condition.

Our foreign operations generated approximately 23% of our fiscal 2016 net sales. We have significant facilities in Poland. Our marketing and trading offices are located in most major markets of the world, and our suppliers and customers are located throughout the world. Our marketing and distribution segment relies on substantial international shipments of materials and products in the ordinary course of its business. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk discussed above, including:

•	political, military, terrorist or major pandemic events;

•	local labor and social issues;

•
legal and regulatory requirements or limitations imposed by foreign governments (particularly those with significant steel consumption or steel-related production including China, Brazil, Russia and India), including quotas, tariffs or other protectionist trade barriers, adverse tax law changes, nationalization or currency restrictions;

•	disruptions or delays in shipments caused by customs compliance or government agencies; and

•	potential difficulties in staffing and managing local operations.

These factors may adversely affect our business, results of operations and financial condition.

We rely on the availability of large amounts of electricity and natural gas for our mill operations. Disruptions in delivery or substantial increases in energy costs, including crude oil prices, could adversely affect our business, results of operations and financial condition.

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

We compete with regional, national and foreign manufacturers and traders. Consolidation among participants in the steel manufacturing and recycling industries has resulted in fewer competitors, and several of our competitors are significantly larger than us and have greater financial resources and more diverse businesses than us. Some of our foreign competitors may be able to pursue business opportunities without regard to certain of the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure and more operating flexibility, and consequently they may be able to offer better prices and more services than we can. There is no assurance that we will be able to compete successfully with these companies. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

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

Our mills require continual capital investments that we may not be able to sustain.

We must make regular substantial capital investments in our steel mills to maintain the mills, lower production costs and remain competitive. We cannot be certain that we will have sufficient internally generated cash or acceptable external financing to make necessary substantial capital expenditures in the future. The availability of external financing depends on many factors outside of our control, including capital market conditions and the overall performance of the economy. If funding is insufficient, we may be unable to develop or enhance our mills, take advantage of business opportunities and respond to competitive pressures.

Scrap and other supplies for our business are subject to significant price fluctuations and limited availability, which may adversely affect our business, results of operations and financial condition.

At any given time, we may be unable to obtain an adequate supply of critical raw materials with a price and other terms acceptable to us. We depend on ferrous scrap, the primary feedstock for our steel mills, and other supplies such as graphite electrodes and ferroalloys for our steel mill operations. The price of scrap and other supplies has historically been subject to significant fluctuation, and we may not be able to adjust our product prices to recover the costs of rapid increases in material prices, especially over the short-term and in our domestic fabrication segment's fixed price contracts. The profitability of our steel mill operations and domestic fabrication segments would be adversely affected if we are unable to pass on to our customers increased raw material and supply costs. Changing processes could potentially impact the volume of scrap metal available to us and the volume and realized margins of processed metal we sell.

The purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process or resell to others, are highly volatile. A prolonged period of low scrap prices or a fall in scrap prices could reduce our ability to obtain, process and sell recycled material, which could have a material adverse effect on our metals recycling operations business, results of operations and financial condition. Our ability to respond to changing recycled metal selling prices may be limited by competitive or other factors during periods of low scrap prices, when the supply of scrap may decline considerably, as scrap generators hold onto their scrap in the hope of getting higher prices later; conversely, increased foreign demand for scrap due to economic expansion in countries such as China, India, Brazil and Turkey can result in an outflow of available domestic scrap as well as higher scrap prices that cannot always be passed on to domestic scrap consumers, further reducing the available domestic scrap flows and scrap margins, all of which could adversely affect our sales and profitability.

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

We are involved in various litigation matters, including regulatory proceedings, administrative proceedings, governmental investigations, environmental matters and construction contract disputes. The nature of our operations also exposes us to possible litigation claims in the future. Because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. These matters could have a material adverse effect on our business, results of operations and financial condition. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, results of operations and financial condition. Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors. See Part I, Item 3, Legal Proceedings of this Annual Report on Form 10-K, for a description of our current significant legal proceedings.

As noted above, existing laws or regulations, as currently interpreted or reinterpreted in the future, and future laws and regulations, may have a material adverse effect on our business, results of operations and financial condition. See the risk factor "Compliance with and changes in environmental compliance requirements and remediation requirements could result in substantially increased capital requirements and operating costs; violations of environmental requirements could result in costs that have a material adverse effect on our business, results of operations, and financial condition" above for a description of such risks relating to environmental laws and regulations. In addition to such environmental laws and regulations, complex foreign and U.S. laws and regulations that apply to our international operations, including without limitation the Foreign Corrupt Practices Act and similar laws in other countries, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business, regulations related to import-export controls, the Office of Foreign Assets Control sanctions program and antiboycott provisions, may increase our cost of doing business in international jurisdictions and expose us and our employees to elevated risk. While we believe that we have adopted appropriate risk management and compliance programs, the nature of our operations means that legal and compliance risks will continue to exist. A negative outcome in an unusual or significant legal proceeding or compliance investigation could adversely affect our business, results of operations and financial condition.

Some of our operations present significant risk of injury or death.

The industrial activities conducted at certain of our facilities present significant risk of serious injury or death to our employees, customers or other visitors to our operations, notwithstanding our safety precautions, including our material compliance with federal, state and local employee health and safety regulations, and we may be unable to avoid material liabilities for injuries or deaths. We maintain workers' compensation insurance to address the risk of incurring material liabilities for injuries or deaths, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on the terms acceptable to us, or at all, which could result in material liabilities to us for any injuries or deaths.

Health care legislation could result in substantially increased costs and adversely affect our workforce.

The health care mandates enacted in connection with the 2010 Patient Protection and Affordable Care Act may cause us to evaluate the scope of health benefits offered to our workforce and the method in which they are delivered, and increase our and our employees' costs. If we are not able to offer a competitive level of benefits, our ability to hire and retain qualified personnel may be adversely affected. Higher health care costs may result in (i) an inability to reinvest sufficient capital in our operations, (ii) an inability to sustain dividends, (iii) lowered debt ratings and (iv) an increase in the cost of capital, all of which may have a negative effect on the price of our common stock and a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes our principal properties as of August 31, 2016. These properties are owned by us and not subject to any significant encumbrances, or are leased by us. We consider all properties to be appropriately utilized, suitable and adequate to meet the requirements of our present and foreseeable future operations. Refer to Part I, Item 1 “Business” included in this Annual Report on Form 10-K for a discussion of the nature of our operations.

Operation	Location	Site Acreage Owned	Site Acreage Leased	Approximate Building Square Footage	Capacity (millions of short tons)(1),(2)
Americas Recycling					3.4
Recycling	Five locations in Florida	107	—	130,000
Recycling	Two locations in Missouri	42	3	90,000
Recycling	Burlington, North Carolina	18	—	90,000
Recycling	Tulsa, Oklahoma	29	—	50,000
Recycling	Chattanooga, Tennessee	19	—	160,000
Recycling	Thirteen locations in Texas	225	9	340,000
Americas Mills					3.0
Steel Minimill	Birmingham, Alabama	71	1	560,000
Steel Micro-mill	Mesa, Arizona	229	—	300,000
Steel Minimill	Magnolia, Arkansas	123	—	280,000
Steel Minimill	Cayce, South Carolina	142	—	760,000
Steel Minimill	Seguin, Texas	661	—	870,000
Americas Fabrication					1.5
Fabrication	Mesa, Arizona	—	—	50,000
Fabrication	Three locations in California	27	—	180,000
Fabrication	Two locations in Colorado	8	—	120,000
Fabrication	Two locations in Florida	15	—	100,000
Fabrication	Lawrenceville, Georgia	19	—	210,000
Fabrication	Two locations in Illinois	11	10	110,000
Fabrication	Two locations in Louisiana	21	—	190,000
Fabrication	Gastonia, North Carolina	16	—	90,000
Fabrication	Three locations in South Carolina	31	—	270,000
Fabrication	Fourteen locations in Texas	143	—	1,280,000
Fabrication	Two locations in Virginia	68	—	120,000
Construction Services	Five locations in Louisiana	7	6	110,000
Construction Services	Twenty locations in Texas	18	46	280,000
Impact Metals	Pell City, Alabama	20	—	220,000
Impact Metals	Chicora, Pennsylvania	92	—	80,000
International Mill
Minimill	Zawiercie, Poland	517	—	2,910,000	1.3
Fabrication	Four locations in Poland	22	1	230,000	0.3
Recycling	Thirteen locations in Poland	111	5	160,000	0.6
International Marketing and Distribution
Steel Trading	Two locations in Australia	—	3	100,000
Steel Trading	Three locations in China	—	—	10,000
Steel Trading	Fort Lee, New Jersey	—	—	20,000
Steel Trading	Cardiff, Wales, United Kingdom	—	3	180,000
Distribution Warehouse	Houston, Texas	—	10	120,000
Recycling	Singapore	—	26	20,000
Alloy Briquetting	Cayce, South Carolina	—	—	40,000

(1) Refer to Part I, Item 1 “Business” included in this Annual Report on Form 10-K for a discussion of the calculation of capacity for our mill-related segments.

(2) As our business and the mix of products are constantly changing, the extent of capacity of the facilities by our International Marketing and Distribution segment cannot be accurately stated.

We lease the office space occupied by our corporate headquarters. Our steel trading division headquartered in the U.S. is located in our corporate headquarters.

The leases on the leased properties in the table above will expire on various dates and, with the exception of the CMCP leases in the table above, generally expire over the next ten years. Several of the leases have renewal options. We have had little difficulty in the past renewing such leases prior to their expiration. We estimate our minimum annual rental obligation for real estate operating leases in effect at August 31, 2016, to be paid during fiscal 2017, to be approximately $9.3 million.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including environmental matters.

We have received notices from the EPA or state agencies with similar responsibility that we and numerous other parties are considered PRPs and may be obligated under CERCLA, or similar state statutes, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at ten locations. The notices refer to the following locations, none of which involve real estate we ever owned or upon which we ever conducted operations: the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, the Industrial Salvage site in Corpus Christi, Texas, and the Ward Transformer site in Raleigh, North Carolina. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites, and as of the date of this Annual Report on Form 10-K, we do not know if any of these inquiries will ultimately result in a demand for payment from us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND DIVIDEND INFORMATION

The table below summarizes the high and low sales prices per share of CMC common stock, as reported on the New York Stock Exchange (the "NYSE"), and the quarterly cash dividends per share that CMC paid for the past two fiscal years.

PRICE RANGE
OF COMMON STOCK

2016 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$17.00	$13.24	$0.12
2nd	15.08	12.44	0.12
3rd	18.50	14.76	0.12
4th	18.36	15.15	0.12

2015 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$18.67	$14.21	$0.12
2nd	16.71	12.80	0.12
3rd	17.01	14.24	0.12
4th	17.76	13.64	0.12

CMC common stock is traded on the NYSE. The number of stockholders of record of CMC common stock at October 27, 2016 was 3,469.

EQUITY COMPENSATION PLANS

Information about our equity compensation plans as of August 31, 2016 was as follows:

	A.	B.	C.
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity
Compensation plans approved by security holders	358,994	$14.39	9,394,846
Equity
Compensation plans not approved by security holders	—	—	—
TOTAL	358,994	$14.39	9,394,846

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of CMC common stock during the five year period beginning September 1, 2011 and ending August 31, 2016 with the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the Standard & Poor's Steel Industry Group Index (the "S&P Steel Group"). Each index assumes $100 invested at the close of trading August 31, 2011, and reinvestment of dividends.

	8/11	8/12	8/13	8/14	8/15	8/16
Commercial Metals Company	100.00	112.56	135.83	161.83	151.68	154.76
S&P 500	100.00	118.00	140.07	175.43	176.27	198.40
S&P Steel	100.00	71.68	73.28	94.35	75.22	87.30

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases by the Company during the quarter ended August 31, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1, 2016 - June 30, 2016	—	—	—	$27,598,706
July 1, 2016 - July 31, 2016	—	—	—	27,598,706
August 1, 2016 - August 31, 2016	—	—	—	27,598,706
Total	—		—

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

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data for each of the five years in the period ended August 31, 2016. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II, Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and the accompanying notes set forth in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended August 31,**
(in thousands, except per share and ratio data)	2016	2015	2014	2013	2012
Net sales*	$4,610,526	$5,988,605	$6,790,438	$6,601,070	$7,302,816
Earnings from continuing operations attributable to CMC*	72,543	99,131	117,605	71,383	186,248
Diluted earnings per share from continuing operations attributable to CMC*	0.62	0.84	0.99	0.61	1.60
Cash dividends per share	0.48	0.48	0.48	0.48	0.48
Ratio of earnings to fixed charges*	2.06	2.57	2.84	2.37	2.57
	August 31,**
	2016	2015	2014	2013	2012
Total assets	3,130,869	3,439,951	3,833,708	3,620,370	3,610,058
Stockholders' equity attributable to CMC	1,367,272	1,381,225	1,472,695	1,396,522	1,409,829
Long-term debt (includes current maturities)	1,071,417	1,282,355	1,282,212	1,276,010	1,157,575
__________________________
* Excludes divisions classified as discontinued operations.
** Data for fiscal years 2015, 2014, 2013 and 2012 has been restated to reflect our change in accounting principle from the LIFO inventory valuation method. For additional information on this change in accounting principle, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements contained in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, our financial condition, results of operations, cash flows and business and our expectations or beliefs concerning future events, including share repurchases, renewing the credit facilities of our Polish subsidiary, reinvesting the undistributed earnings of our non-U.S. subsidiaries, U.S. construction activity, demand for finished steel products, the effects of global steel overcapacity and international trade, a strong U.S. dollar, and expectations regarding our liquidity, capital spending, the new Oklahoma micro-mill and our operating plans. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Annual Report on Form 10-K is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. These factors include those described in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Some of the important factors that could cause actual results to differ materially from our expectations include the following:

•
conditions, including the ongoing recovery from the last recession, continued sovereign debt problems in the Euro-zone and construction activity or lack thereof, and their impact in a highly cyclical industry;

•	rapid and significant changes in the price of metals, potentially impairing our inventory values due to declines in commodity prices;

•	excess capacity in our industry, particularly in China, and product availability from competing steel mills and other steel suppliers including import quantities and pricing;

•	compliance with and changes in environmental laws and regulations, including increased regulation associated with climate change and greenhouse gas emissions;

•	involvement in various environmental matters that may result in fines, penalties or judgments;

•	potential limitations in our or our customers' ability to access credit and non-compliance by our customers with our contracts;

•	non-cash impairment charges in our results from continuing operations;

•	activity in repurchasing shares of our common stock under our repurchase program;

•	currency fluctuations;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	global factors, including political uncertainties and military conflicts;

•	availability of electricity and natural gas for mill operations;

•	ability to hire and retain key executives and other employees;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	information technology interruptions and breaches in security data;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials over which we exert little influence, including scrap metal, energy, insurance and supply prices;

•	unexpected equipment failures;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations; and

•	increased costs related to health care reform legislation.

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

Americas Recycling

Our Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 26 scrap metal processing facilities with 13 locations in Texas, five locations in Florida, two locations in Missouri and one location each in Georgia, Kansas, Louisiana, North Carolina, Oklahoma and Tennessee.

Americas Mills

Our Americas Mills segment is comprised of the following: (i) our five domestic steel mills, commonly referred to as "minimills" and "micro-mills," that collectively produce reinforcing bar ("rebar"), angles, flats, rounds, fence post sections and other shapes; (ii) two scrap metal shredders and ten processing facilities that directly support the steel mills; and (iii) a railroad salvage company.

Americas Fabrication

Our Americas Fabrication segment consists of our steel fabrication facilities that bend, weld, cut and fabricate steel, primarily rebar; warehouses that sell or rent products for the installation of concrete; facilities that produce steel fence posts; and facilities that heat-treat steel to improve strength and provide flexibility.

International Mill

Our International Mill segment is comprised of all of our mill, recycling and fabrication operations located in Poland. Our subsidiary, CMCP, owns a steel minimill and conducts its mill operations in Zawiercie, Poland. This minimill primarily produces rebar, angles, flats, rounds, and wire rod. In addition, this segment operates ferrous scrap processing facilities that directly support the Poland minimill and four steel fabrication facilities primarily for reinforcing bar and mesh.

International Marketing and Distribution

Our International Marketing and Distribution segment includes international operations for the sales, distribution and processing of primary and secondary metals, fabricated metals, semi-finished, long and flat steel products and other industrial products. Additionally, this segment includes two of our marketing and distribution divisions headquartered in the U.S., CMC Cometals and CMC Cometals Steel, and a recycling facility in Singapore. We market and distribute products through our global network of offices and processing facilities. Our customers use these products in a variety of industries.

During the first quarter of 2015, we decided to exit our steel distribution business in Australia, which met the definition of a discontinued operation and is shown as such for all periods presented. The Australian steel distribution business was previously included in the International Marketing and Distribution reporting segment.

RESULTS OF OPERATIONS

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations. Data from fiscal years 2015 and 2014 has been restated to reflect our change in accounting principle away from the LIFO inventory valuation method to either the weighted average cost or specific identification method, depending on the affected business segment. For additional information on this change in accounting principle, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements contained in this Annual Report on Form 10-K.

Consolidated Results of Operations

	Year Ended August 31,
(in thousands except per share data)	2016	2015	2014
Net sales*	$4,610,526	$5,988,605	$6,790,438
Earnings from continuing operations	72,543	99,131	117,606
Adjusted operating profit from continuing operations*+	149,108	225,282	245,829
Adjusted EBITDA from continuing operations*+	314,389	366,077	379,520
Diluted net earnings per share attributable to CMC	0.47	0.67	0.95
_________________________
* Excludes divisions classified as discontinued operations.
+ Non-GAAP financial measure.

Adjusted Operating Profit from Continuing Operations

In the table above, we have included financial measures that were not derived in accordance with accounting principles generally accepted in the United States ("GAAP"). Adjusted operating profit from continuing operations is the sum of our earnings from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. Adjusted operating profit from continuing operations should not be considered as an alternative to earnings from continuing operations or net earnings, as determined by GAAP. Management uses adjusted operating profit from continuing operations to evaluate the financial performance of CMC. For added flexibility, we may sell certain trade accounts receivable both in the U.S. and internationally. We consider sales of accounts receivable as an alternative source of liquidity to finance our operations, and we believe that removing these costs provides a clearer perspective of CMC's operating performance. Adjusted operating profit from continuing operations may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Year Ended August 31,
(in thousands)	2016	2015	2014
Earnings from continuing operations	$72,543	$99,131	$117,606
Income taxes	12,647	46,844	47,351
Interest expense	62,231	77,760	77,037
Discounts on sales of accounts receivable	1,687	1,547	3,835
Adjusted operating profit from continuing operations	$149,108	$225,282	$245,829

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations is the sum of earnings from continuing operations before net earnings attributable to noncontrolling interests, interest expense and income taxes. It also excludes CMC's largest recurring non-cash charge, depreciation and amortization, as well as long-lived asset impairment charges, which are also non-cash. Adjusted EBITDA from continuing operations should not be considered an alternative to earnings from continuing operations or net earnings, or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA from continuing operations provides relevant and useful information, which is often used by analysts, creditors and other interested parties in our industry. Additionally, adjusted EBITDA from continuing operations is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA from continuing operations may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted EBITDA from continuing operations are provided below:

	Year Ended August 31,
(in thousands)	2016	2015	2014
Earnings from continuing operations	$72,543	$99,131	$117,606
Less: Net earnings attributable to noncontrolling interests	—	—	1
Interest expense	62,231	77,760	77,037
Income taxes	12,647	46,844	47,351
Depreciation and amortization	126,940	132,503	134,222
Impairment charges	40,028	9,839	3,305
Adjusted EBITDA from continuing operations	$314,389	$366,077	$379,520

Fiscal Year 2016 Compared to Fiscal Year 2015

Summary

Net sales for fiscal 2016 decreased $1.4 billion, or 23%, compared to fiscal 2015. The decrease in net sales was primarily due to a decrease in average selling prices across all of our segments and a decrease in shipments for our Americas Recycling, Americas Mills and International Marketing and Distribution segments. Import pressure in the U.S., excess global capacity as well as weak demand from the oil and gas industry, which began during the second half of fiscal 2015 and continued throughout fiscal 2016, adversely impacted selling prices and volumes. Additionally, net sales for fiscal 2015 included a $45.5 million benefit as a result of a termination of a contract with a customer for our International Marketing and Distribution segment. The change in net sales for fiscal 2016 reflects unfavorable foreign currency fluctuation impacts of approximately $62.3 million due to the strengthening of the U.S. dollar in relation to the zloty, Australian dollar and British pound.

Earnings from continuing operations were $72.5 million and $99.1 million for fiscal years 2016 and 2015, respectively. Adjusted operating profit from continuing operations for fiscal 2016 decreased $76.2 million, or 34%, compared to fiscal 2015 primarily driven by our Americas Recycling, Americas Mills and International Marketing and Distribution segments and the decrease in volumes discussed above. Our Americas Recycling segment recorded fixed asset impairment charges of $38.9 million in fiscal 2016 compared to goodwill impairment charges of $7.3 million in fiscal 2015. See Note 7, Goodwill and Other Intangible Assets, and Note 8, Long-lived Asset Impairment and Facility Closure Costs, to the consolidated financial statements in this Annual Report on Form 10-K, for additional information on these impairments. Our Americas Recycling segment was also adversely impacted by average metal margin compression for ferrous material, while average metal margin for nonferrous material remained flat. Additionally, average metal margins for our Americas Mills segment decreased 11%. Adjusted operating profit from continuing operations for our International Marketing and Distribution segment in fiscal 2015 included a $45.5 million benefit as a result of a termination of a contract, discussed above. For fiscal 2016, this segment was also impacted by a decrease in average margins for all of its operations. In contrast, for fiscal 2016, our Americas Fabrication segment benefited from a 7% increase in average composite metal margin compared to fiscal 2015. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in adjusted operating profit from continuing operations in fiscal 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2016 decreased $6.2 million compared to fiscal 2015. The decrease in selling, general, and administrative expenses was primarily due to a $7.9 million reduction in net realized and unrealized losses from foreign currency transactions and foreign exchange derivative activities and a $2.7 million decrease in employee-related expenses compared to fiscal 2015. These decreases in selling, general, and administrative expenses were partially offset by a $5.0 million increase in non-qualified benefit restoration plan ("BRP") expenses compared to fiscal 2015.

Interest Expense

Interest expense from continuing operations in fiscal 2016 decreased $15.5 million compared to fiscal 2015. The partial repayment of certain long-term notes in the second quarter of fiscal 2016 reduced interest expense by $7.4 million for fiscal 2016 compared to fiscal 2015. Additionally, the decrease in usage of documentary letters of credit for our International Marketing and Distribution segment lowered interest expense by $4.6 million for fiscal 2016 compared to fiscal 2015. See Note 11, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the repayment of long-term notes.

Income Taxes

Our effective income tax rate from continuing operations for the year ended August 31, 2016 was 14.8% compared to 32.1% for the year ended August 31, 2015. In fiscal 2016, our effective income tax rate was favorably impacted by net discrete benefits during the year totaling $10.3 million resulting from the settlement of an audit, including the release of certain unrecognized tax benefits for which the accruals were greater than the amount assessed. Our income tax rate also benefited from a higher proportion of global income earned from operations in countries that have lower statutory income tax rates than the U.S., including Poland, which has a statutory income tax rate of 19%. Additionally, we realized a benefit under Section 199 of the Internal Revenue Code (“Section 199") related to U.S. production activity income, which was consistent with the benefit for fiscal 2015. However, with lower income before tax for 2016, the current year Section 199 benefit has a larger impact on our tax rate, causing our income tax rate to decrease year over year. Additionally, during fiscal 2016 we had a non-taxable gain on assets related to our nonqualified BRP, compared to fiscal 2015, which was a non-deductible loss, and caused our effective tax rate to decrease year over year.

We intend to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. If a repatriation of earnings occurs in the future, we would be required to provide for income taxes on dividends from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities related to its hypothetical calculation.

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

Earnings from continuing operations were $99.1 million and $117.6 million for fiscal years 2015 and 2014, respectively. Adjusted operating profit from continuing operations for fiscal 2015 decreased $20.5 million, or 8%, compared to fiscal 2014, which was primarily driven by our Americas Recycling and International Mill segments, partially offset by an increase in adjusted operating profit from continuing operations for our Americas Fabrication and International Marketing and Distribution segments. During fiscal 2015, our Americas Recycling segment was adversely impacted by average metal margin compression for both ferrous and nonferrous material and a $7.3 million goodwill impairment charge. For our International Mill segment, a 19% decrease in the average metal margin, coupled with a $3.5 million unfavorable foreign currency impact, resulted in a decrease in adjusted operating profit from continuing operations for fiscal 2015 compared to fiscal 2014, which was partially offset by cost savings due to the commissioning of a new electric arc furnace during the third quarter of fiscal 2014. In contrast, our Americas Fabrication segment primarily benefited from a 12% expansion in the average metal margin during fiscal 2015 compared to fiscal 2014. Additionally, adjusted operating profit from continuing operations for our International Marketing and Distribution segment improved from a $45.5 million benefit as a result of a termination of a contract with a customer, partially offset by an increase in inventory write-downs of $30.1 million in fiscal 2015 compared to fiscal 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2015 decreased $5.7 million compared to fiscal 2014. During fiscal 2014, selling, general and administrative expenses included a pre-tax charge of approximately $4.0 million that was incurred in connection with our final settlement of the Standard Iron Works v. ArcelorMittal et al. lawsuit. Additionally, during fiscal 2015, insurance costs and program and discount fees related to our accounts receivable securitization programs decreased compared to fiscal 2014. These decreases in selling, general and administrative expenses were partially offset by a decrease in gains realized on sales of fixed assets during fiscal 2015 compared to fiscal 2014.

Income Taxes

Our effective income tax rate from continuing operations for the year ended August 31, 2015 was 32.1% compared to 28.7% for the year ended August 31, 2014. In fiscal 2015, our income tax rate benefited from income earned from operations in countries which have lower statutory income tax rates than the U.S., notably Poland. However, the proportion of such income earned in fiscal 2015 was less than in the prior year, thus providing less benefit to our effective income tax rate than in fiscal 2014. We realized a benefit under Section 199, which was larger than the benefit for fiscal 2014, driven primarily by the increase in U.S. production related income in fiscal 2015. Additionally, during fiscal 2015 we had a non-deductible loss on BRP assets. Compared to the BRP adjustment in fiscal 2014, which was a non-taxable gain, this also caused our effective tax rate to increase year over year.

As noted above, in fiscal 2014, the income tax rate of 28.7% benefited from a higher proportion of the Company's global operating income earned from operations in countries with lower statutory income tax rates than the U.S., including Poland. Additionally, our state and local tax expense in fiscal 2014 was reduced, benefiting the effective tax rate, as we were able to release valuation allowances recorded against certain deferred tax assets for net operating losses in various states due to previous losses in our Americas Fabrication reporting segment.

SEGMENTS

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 22, Business Segments, to the consolidated financial statements included in this Annual Report on Form 10-K.

Fiscal Year 2016 Compared to Fiscal Year 2015

Americas Recycling

	Year Ended August 31,
(in thousands)	2016	2015
Net sales	$705,754	$1,022,621
Adjusted operating loss	(61,284)	(29,157)

Average selling price (per short ton)
Average ferrous selling price	$192	$257
Average nonferrous selling price	1,711	2,273

Short tons shipped (in thousands)
Ferrous tons shipped	1,614	1,778
Nonferrous tons shipped	201	225
Total tons shipped	1,815	2,003

Net sales in fiscal 2016 decreased $316.9 million, or 31%, compared to fiscal 2015 primarily due to a decrease in the average ferrous selling price by $65 per short ton coupled with a 9% decrease in ferrous tons shipped. Additionally, the average nonferrous selling price declined $562 per short ton and nonferrous tons shipped decreased 11%. Global steel production overcapacity, specifically in China, continued to depress the price of steel. Additionally, a strong U.S. dollar, low iron ore pricing, and weak oil prices continued to negatively affect the market.

Adjusted operating loss in fiscal 2016 increased $32.1 million compared to fiscal 2015 primarily due to an increase in impairment charges of $31.4 million compared to fiscal 2015. This segment recorded fixed asset impairment charges of $38.9 million in fiscal 2016 compared to $7.3 million of goodwill impairment charges recorded in fiscal 2015. See Note 7, Goodwill and Other Intangible Assets, and Note 8, Long-lived Asset Impairment and Facility Closure Costs, to the consolidated financial statements in this Annual Report on Form 10-K for additional information on these impairments. Adjusted operating loss was also negatively affected by the decline in average ferrous selling prices discussed above, which outweighed a decrease in average ferrous material cost and compressed average ferrous metal margin by 4%, while average nonferrous metal margin remained flat. However, the compressed metal margin was offset by a 10% per short ton decline in freight expenses due to reduced fuel costs, and a 24% per short ton decline in supplies expense.

Americas Mills

	Year Ended August 31,
(in thousands)	2016	2015
Net sales	$1,498,848	$1,841,812
Adjusted operating profit	209,751	255,507

Average steel mill price (per short ton)
Finished goods selling price	$534	$648
Total sales	524	637
Cost of ferrous scrap consumed	207	282
Metal margin	317	355
Ferrous scrap purchase price	179	239

Steel mill short tons (in thousands)
Tons melted	2,522	2,553
Tons rolled	2,382	2,387
Tons shipped	2,630	2,687

Net sales in fiscal 2016 decreased $343.0 million, or 19%, compared to fiscal 2015 due to a $113 per short ton decrease in the average selling price and a 2% decrease in total shipments compared to fiscal 2015. Finished products shipments decreased approximately 31 thousand short tons, while shipments of our semi-finished products decreased approximately 26 thousand short tons compared to fiscal 2015. Average selling prices and shipments of finished products decreased as a result of continued import pressures in the U.S. Shipments of our semi-finished products declined as a result of slowing demand from the oil and gas industry.
Adjusted operating profit in fiscal 2016 decreased $45.8 million compared to fiscal 2015. The decreases in average selling price discussed above more than offset a $75 per short ton decrease in the average cost of ferrous scrap consumed, and compressed average metal margins by 11% compared to fiscal 2015. Partially offsetting the margin compression were reductions in various expenses compared to fiscal 2015, largely attributable to: utilities expense of 14% per short ton due to lower utility rates and reduced consumption, freight expenses of 4% per short ton due to reduced fuel costs, supplies expenses of 11% per short ton, and repairs and maintenance expenses of $9.9 million due to variances in the timing and amounts of routine maintenance and equipment enhancements conducted in the normal course of business.

Americas Fabrication

	Year Ended August 31,
(in thousands)	2016	2015
Net sales	$1,489,455	$1,624,238
Adjusted operating profit	68,602	22,424

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$804	$913
Structural	2,276	2,543
Post	853	886

Short tons shipped (in thousands)
Rebar	1,028	1,026
Structural	32	38
Post	95	97

Net sales in fiscal 2016 decreased $134.8 million, or 8%, compared to fiscal 2015. The decrease in net sales was primarily due to a decrease in the average composite selling price by $102 per short ton compared to fiscal 2015 as a result of falling steel commodity prices over the preceding twelve months.

Adjusted operating profit in fiscal 2016 increased $46.2 million compared to fiscal 2015 due to a 7% improvement in average composite metal margin, caused by a $119 per short ton decrease in material cost which outpaced the decrease in selling price discussed above. Further contributing to the increase in adjusted operating profit were reductions in various expenses compared to fiscal 2015, largely attributable to: employee-related expenses of 1% per short ton, freight expenses of 5% per short ton due to reduced fuel costs, supplies expenses of 16% per short ton, and depreciation and amortization expenses of $3.9 million due to the full amortization of certain intangible assets during fiscal 2015.

International Mill

	Year Ended August 31,
(in thousands)	2016	2015
Net sales	$517,186	$626,251
Adjusted operating profit	28,892	17,555

Average price (per short ton)
Total sales	$391	$480
Cost of ferrous scrap consumed	195	274
Metal margin	196	206
Ferrous scrap purchase price	163	231

Short tons (in thousands)
Tons melted	1,284	1,285
Tons rolled	1,243	1,145
Tons shipped	1,254	1,226

Net sales in fiscal 2016 decreased $109.1 million, or 17%, compared to fiscal 2015 primarily due to a 19% decline in average selling price, partially offset by a 2% increase in shipments. The decrease in average selling price for fiscal 2016 was due to global steel production overcapacity, which continued to depress global steel prices during fiscal 2016 compared to fiscal 2015. Additionally, the decrease in net sales for fiscal 2016 reflects unfavorable foreign currency fluctuation impacts of approximately $41.1 million due to the strengthening of the U.S. dollar in relation to the zloty.

Adjusted operating profit in fiscal 2016 increased $11.3 million compared to fiscal 2015. During fiscal 2016, average metal margin decreased 5% as a result of an $89 per short ton decrease in average selling price, which outpaced a $79 per short ton decrease in the average cost of ferrous scrap consumed compared to fiscal 2015. The decline in average metal margin was more than offset by a reduction in utilities expenses of $13.1 million due to lower energy rates and excise taxes compared to fiscal 2015. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's adjusted operating profit in fiscal 2016.

International Marketing and Distribution

	Year Ended August 31,
(in thousands)	2016	2015
Net sales	$1,189,596	$1,897,617
Adjusted operating profit (loss)	(7,087)	35,376

Net sales in fiscal 2016 decreased $708.0 million, or 37%, compared to fiscal 2015. The decrease in net sales for fiscal 2016 was primarily due to a decrease in volumes for our raw materials and steel trading divisions headquartered in the U.S. and our operations in Europe coupled with a decline in average selling prices throughout our operations within this segment compared to fiscal 2015 due to the continued economic slowdown in China and weakness in global energy markets weighing on global steel and commodity pricing. In addition, this segment recorded a $45.5 million benefit as a result of a termination of a contract with a customer during fiscal 2015. The change in net sales for fiscal 2016 includes unfavorable foreign currency fluctuation impacts of approximately $21.2 million primarily due to the strengthening of the U.S. dollar in relation to the Australian dollar and British pound.

Adjusted operating loss in fiscal 2016 reflects an unfavorable change of $42.5 million from adjusted operating profit in fiscal 2015 primarily due to the $45.5 million benefit as a result of the termination of a contract in fiscal 2015 discussed above. Contributing to the decrease in adjusted operating profit, volumes and average margins for our raw materials and steel trading divisions headquartered in the U.S. and our operations in Europe, decreased compared to fiscal 2015 primarily due to the factors impacting global steel, commodity and energy markets discussed above. Additionally, the decline in average margins for our operations in Australia and Asia outweighed increases in volumes for these operations. Offsetting these declines, inventory write-downs decreased $19.5 million and employee-related expenses decreased 14% per short ton, in each case, compared to fiscal 2015. This segment was also favorably impacted by a $6.2 million net positive impact from foreign currency transactions and foreign exchange derivative activities in fiscal 2016 compared to fiscal 2015. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's adjusted operating profit in fiscal 2016.

Corporate

Corporate expenses in fiscal 2016 increased $17.3 million to $95.1 million compared to fiscal 2015 primarily due to a $6.7 million increase in employee-related expenses due to centralization of certain shared services to the Corporate segment and the loss on debt extinguishment of $11.5 million in the second quarter of fiscal 2016. See Note 11, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for further information.

Discontinued Operations
Despite focused efforts and substantial progress to stabilize and improve the results of our Australian steel distribution business, we determined that achieving acceptable financial returns would take additional time and investment. In the first quarter of fiscal 2015, we decided to exit our steel distribution business in Australia which met the definition of a discontinued operation. As a result, our steel distribution business in Australia has been presented as a discontinued operation for all periods. During the fourth quarter of fiscal 2015, the Company completed the sale of six locations that were a part of the Australian steel distribution business for proceeds of $26.4 million, subject to customary purchase price adjustments. Additionally, all operations ceased at three other locations that were part of the Australian steel distribution business and one location remained for sale. The Company recognized an $8.1 million pre-tax gain on the sale, which included a currency translation gain of $10.1 million. In the third quarter of fiscal 2016, the Company recognized a combined $15.8 million in impairment losses on the remaining asset group held for sale. In the fourth quarter of fiscal 2016, the Company completed the sale of the one remaining Australian steel distribution location for proceeds of $4.4 million, resulting in a nominal impact to earnings from discontinued operations for fiscal year 2016. Our Australian steel distribution business was previously included in the International Marketing and Distribution segment.
During the first quarter of fiscal 2014, the Company completed the sale of all the outstanding capital stock of Howell for $58.5 million, resulting in a pre-tax gain of $6.3 million, which was included in discontinued operations in the consolidated statement of earnings for the year ended August 31, 2014. A portion of the proceeds totaling $3.2 million was placed in escrow and subsequently released to the Company in the second quarter of fiscal 2016. The Company disposed of the remaining assets held for sale of $1.1 million during the fourth quarter of fiscal 2014 with an immaterial impact to the consolidated statement of earnings. We have included Howell in discontinued operations for all periods presented. Howell was previously included in the Americas Mills reporting segment.

See Note 10, Businesses Held For Sale, Discontinued Operations and Dispositions, to the consolidated financial statements contained in this Annual Report on Form 10-K, for additional information.

Fiscal Year 2015 Compared to Fiscal Year 2014

Americas Recycling

	Year Ended August 31,
(in thousands)	2015	2014
Net sales	$1,022,621	$1,367,070
Adjusted operating loss	(29,157)	(5,687)

Average selling price (per short ton)
Average ferrous selling price	$257	$327
Average nonferrous selling price	2,273	2,631

Short tons shipped (in thousands)
Ferrous tons shipped	1,778	2,097
Nonferrous tons shipped	225	232
Total tons shipped	2,003	2,329

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

Adjusted operating loss in fiscal 2015 increased $23.5 million compared to fiscal 2014 primarily due to the decline in average ferrous and nonferrous selling prices discussed above, which outweighed a decrease in both average ferrous and nonferrous material cost and compressed average ferrous and nonferrous metal margins by 5% and 11%, respectively, compared to fiscal 2014. Additionally, for fiscal 2015, labor and employee benefit expenses increased approximately 7% per short ton as a result of a decrease in total tons shipped compared to fiscal 2014. Furthermore, this segment recorded goodwill impairment charges of $7.3 million as a result of the Company's annual goodwill impairment analysis in the fourth quarter of fiscal 2015.

Americas Mills

	Year Ended August 31,
(in thousands)	2015	2014
Net sales	$1,841,812	$1,991,334
Adjusted operating profit	255,507	256,536

Average steel mill price (per short ton)
Finished goods selling price	$648	$690
Total sales	637	675
Cost of ferrous scrap consumed	282	348
Metal margin	355	327
Ferrous scrap purchase price	239	305

Steel mill short tons (in thousands)
Tons melted	2,553	2,627
Tons rolled	2,387	2,437
Tons shipped	2,687	2,773

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

Adjusted operating profit in fiscal 2015 decreased $1.0 million, compared to fiscal 2014. During fiscal 2015, the average cost of ferrous scrap consumed decreased $66 per short ton compared to fiscal 2014, which more than offset the decreases in total shipments and average selling price discussed above and increased average metal margins by 9%. However, the increase in metal margin was offset by: labor and employee benefit expenses, which increased 5% per short ton due to the reduction in tons shipped; and repairs and maintenance expenses, which increased $12.1 million due to routine maintenance and equipment enhancements conducted in the normal course of business, in each case compared to fiscal 2014.

Americas Fabrication

	Year Ended August 31,
(in thousands)	2015	2014
Net sales	$1,624,238	$1,537,485
Adjusted operating profit	22,424	6,440

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$913	$895
Structural	2,543	2,231
Post	886	887

Short tons shipped (in thousands)
Rebar	1,026	988
Structural	38	53
Post	97	99

Net sales in fiscal 2015 increased $86.8 million, or 6%, compared to fiscal 2014 due to a 2% increase in shipments coupled with a $15 per short ton increase in the average composite selling price compared to fiscal 2014. The increase in shipments during fiscal 2015 was primarily the result of an increase in non-residential construction spending in the United States compared to fiscal 2014.

Adjusted operating profit in fiscal 2015 increased $16.0 million compared to fiscal 2014 due to the increases in shipments and average composite selling price noted above combined with a 2% decrease in average composite material cost, which resulted in a 12% increase in average composite metal margin compared to fiscal 2014. However, the increase in metal margin was partially offset by labor and employee benefit expenses which increased 9% per short ton compared to fiscal 2014 in order to fulfill current activity levels.

International Mill

	Year Ended August 31,
(in thousands)	2015	2014
Net sales	$626,251	$823,193
Adjusted operating profit	17,555	30,632

Average price (per short ton)
Total sales	$480	$605
Cost of ferrous scrap consumed	274	351
Metal margin	206	254
Ferrous scrap purchase price	231	297

Short tons (in thousands)
Tons melted	1,285	1,235
Tons rolled	1,145	1,137
Tons shipped	1,226	1,285

Net sales in fiscal 2015 decreased $196.9 million, or 24%, compared to fiscal 2014 due to a 5% decline in shipments coupled with a 21% decline in average selling price. The decrease in average selling price for fiscal 2015 was a result of increased import pressure in Poland compared to fiscal 2014. Additionally, the change in net sales for fiscal 2015 reflects unfavorable foreign currency fluctuation impacts of approximately $105.4 million. Changes in the U.S. dollar relative to other currencies did not have a material impact on this segment's net sales in fiscal 2014.

Adjusted operating profit in fiscal 2015 decreased $13.1 million compared to fiscal 2014 due to a 19% decrease in average metal margin in fiscal 2015 as a result of a $125 per short ton decrease in average selling price, which outpaced a $77 per short ton decrease in the average cost of ferrous scrap consumed. Partially offsetting the decrease in average metal margin for fiscal 2015, utilities and repairs and maintenance expenses decreased by $24.6 million compared to fiscal 2014 primarily due to efficiencies gained from the commissioning of a new, state-of-the-art electric arc furnace in the third quarter of fiscal 2014. For fiscal 2015, freight expenses also decreased 29% per short ton compared to fiscal 2014 primarily due to a decrease in exports in fiscal 2015 compared to fiscal 2014. Additionally, the decrease in adjusting operating profit for fiscal 2015 reflects unfavorable foreign currency fluctuation impacts of approximately $3.5 million due to the strengthening of the U.S. dollar in relation to the zloty.

International Marketing and Distribution

	Year Ended August 31,
(in thousands)	2015	2014
Net sales	$1,897,617	$2,120,537
Adjusted operating profit	35,376	30,557

Net sales in fiscal 2015 decreased $222.9 million, or 11%, compared to fiscal 2014. The decrease in net sales for fiscal 2015 was primarily due to decreases in volumes and the average selling price for our Asian operations and decreases in volumes for our Australian operations which surpassed a modest increase in the average selling price for our Australian operations compared to fiscal 2014. An economic slowdown in China coupled with a reduction in China's consumption of raw materials has largely driven a collapse in commodity prices in the Asia-Pacific region as well as in other markets globally. This segment recorded a $45.5 million benefit as a result of a termination of a contract with a customer in fiscal year 2015, which was recorded in net sales for this segment and partially offset the segment's decrease in net sales. Furthermore, the decrease in net sales for fiscal 2015 reflects unfavorable foreign currency fluctuation impacts of $38.6 million due to the strengthening of the U.S. dollar in relation to the Australian dollar, British pound and euro.

Adjusted operating profit in fiscal 2015 increased $4.8 million compared to fiscal 2014. The improvement in adjusted operating profit resulted from the $45.5 million contract termination benefit partially offset by an increase in inventory write-downs in fiscal 2015 compared to fiscal 2014 of $30.1 million. Adjusted operating profit for this segment was also unfavorably impacted by foreign currency transaction losses, partially offset by gains on foreign exchange derivative instruments, resulting in a net decrease in adjusted operating profit of $8.3 million. The transaction losses were primarily due to the movements of the euro and zloty in relation to the U.S. dollar and movements of the U.S. dollar in relation to the British pound. Such transactions did not have a material impact on adjusted operating profit in fiscal 2014. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's adjusted operating profit in fiscal 2015.

Corporate

Corporate expenses in fiscal 2015 increased $5.5 million to $77.8 million compared to fiscal 2014 primarily as a result of a decrease in earnings on BRP assets and a decrease in inter-company interest charged to our other operating segments, which were partially offset by decreased pension and BRP expense.

Discontinued Operations
Despite focused efforts and substantial progress to stabilize and improve the results of our Australian steel distribution business, we determined that achieving acceptable financial returns would take additional time and investment. In the first quarter of fiscal 2015, we decided to exit our steel distribution business in Australia which met the definition of a discontinued operation. As a result, our steel distribution business in Australia has been presented as a discontinued operation for all periods. On July 31, 2015, we completed the sale of six locations that were a part of our Australian steel distribution business. In addition, during the fourth quarter of fiscal 2015, we ceased all operations at three other locations that were part of our Australian steel distribution business. As of August 31, 2015, one location of the Australian steel distribution business remained for sale and continued to be classified as held for sale. The expenses associated with exiting this business were not material for the year ended August 31, 2015. Our Australian steel distribution business was previously included in the International Marketing and Distribution segment.
During the first quarter of fiscal 2014, the Company completed the sale of all the outstanding capital stock of Howell for $58.5 million, resulting in a pre-tax gain of $6.3 million, which was included in discontinued operations in the consolidated statement of earnings for the year ended August 31, 2014. A portion of the proceeds totaling $3.2 million was placed in escrow and remained in escrow as of both August 31, 2014 and 2015. The Company disposed of the remaining assets held for sale of $1.1 million during the fourth quarter of fiscal 2014 with an immaterial impact to the consolidated statement of earnings. We have included Howell in discontinued operations for all periods presented. Howell was previously included in the Americas Mills reporting segment.

See Note 10, Businesses Held For Sale, Discontinued Operations and Dispositions, to the consolidated financial statements contained in this Annual Report on Form 10-K, for additional information.

Outlook

Forward looking indicators we track point toward modest strength in the demand for our products, with a slow start to the fiscal year. One of our primary end use markets in the U.S. is non-residential construction, where spending was up 4% year over year in August. Additionally, the Architectural Billings Index for the southern U.S., an important geography for CMC, has steadily improved over the last several months. However, we continue to believe our operations will face pressure in pricing and margins due to high steel import activity into the U.S. and the strong U.S. dollar. We believe the increased import activity is a result of unfair trading practices by certain foreign producers which we are actively challenging through international trade cases. While global economies appear to be stabilizing, we see few indications of significant improvements in international steel markets due to overcapacity. As an organization we remain focused on navigating through these market challenges while staying committed to our long-term strategy. In the near term we will manage the items within our control, namely: controlling costs; prudent allocation of long-term capital and working capital; and cost savings through supply chain optimization.

Historically, our first quarter has been a seasonally slower period as the construction season winds down before the onset of the winter months. We believe our Americas Mills and International Mill operations will remain stable, partially offset by margin compression in our Americas Fabrication business.

FISCAL 2016 LIQUIDITY AND CAPITAL RESOURCES

See Note 11, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

While we believe the lending institutions participating in our credit arrangements are financially capable, it is important to note that the banking and capital markets industries periodically experience volatility that may limit our ability to raise capital. Additionally, changes to our credit rating by any rating agency may impact our ability to raise capital and manage our financing costs.

The table below reflects our sources, facilities and availability of liquidity as of August 31, 2016:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$517,544	$517,544
Revolving credit facility	350,000	346,987
U.S. receivables sale facility	200,000	127,975
International accounts receivable sales facilities	81,250	66,927
Bank credit facilities — uncommitted	44,785	43,316
Notes due from 2017 to 2023	1,029,818	*
Equipment notes	34,166	*
_________________________________
* We believe we have access to additional financing and refinancing, if needed.

During the second quarter of fiscal 2016, we accepted for purchase approximately $100.0 million and $100.2 million of the outstanding principal amount of our 2017 Notes (as defined below) and 2018 Notes (as defined below), respectively, through a cash tender offer. As of August 31, 2016, we had $300.0 million of 6.50% Senior Notes due July 2017 (the "2017 Notes"), $399.8 million of 7.35% Senior Notes due August 2018 (the "2018 Notes") and $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes" and together with the 2017 Notes and the 2018 Notes, the "Notes"). The Notes require interest only payments until maturity. We expect cash on hand and cash generated from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or to refinance these notes when they mature.

At August 31, 2016 and August 31, 2015, CMCP had uncommitted credit facilities with several banks of PLN 175.0 million ($44.8 million) and PLN 215.0 million ($56.9 million), respectively. As of August 31, 2016, the uncommitted credit facilities have expiration dates ranging from November 2016 to March 2017, which CMCP intends to renew upon expiration. At August 31, 2016, no amounts were outstanding under these facilities. During fiscal 2016, CMCP had no borrowings or repayments under its uncommitted credit facilities. During fiscal 2015, CMCP had total borrowings of $49.6 million and total repayments of $49.6 million under its uncommitted credit facilities.

The maximum availability under our $350.0 million revolving credit facility (the "Credit Agreement") can be increased to $500.0 million. Our obligation under the Credit Agreement is collateralized by our U.S. inventory. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit, which totaled $3.0 million at August 31, 2016. The Company had no amounts drawn under its revolving credit facilities at August 31, 2016 and 2015.

Under the Credit Agreement, we are required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the 2017 Notes and the 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, we are required to maintain liquidity of at least $150 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At August 31, 2016, our interest coverage ratio was 5.00 to 1.00 and our debt to capitalization ratio was 0.44 to 1.00.

At August 31, 2016, we were in compliance with all of the covenants contained in our debt agreements.

Our foreign operations generated approximately 23% of our net sales in fiscal 2016, and as a result, our foreign operations had cash and cash equivalents of approximately $173.8 million and $43.7 million at August 31, 2016 and 2015, respectively. Historically, our U.S. operations have generated the majority of our cash, which has been used to fund the cash needs of our U.S. operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350 million Credit Agreement described above and the $200.0 million sale of accounts receivable program described below. We intend to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. If a repatriation of earnings occurs in the future, we would be required to provide for income taxes on dividends from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 30% of total receivables at August 31, 2016.

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

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed revolving credit arrangements and are not included in our overall liquidity analysis. We did not have any material amounts of documentary letters of credit outstanding at August 31, 2016 and had $41.5 million outstanding at August 31, 2015. The decrease in documentary letters of credit in fiscal 2016 resulted in a use of cash of $41.5 million for financing activities. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which we may repurchase up to $100.0 million of CMC's outstanding common stock. This program replaced the then-existing program, which was terminated by CMC's Board of Directors in connection with the approval of the new program. We intend to repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, will be determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to acquire any dollar amount or number of shares of CMC's common stock and may be modified, suspended, extended or terminated at any time without prior notice. Under the new share repurchase program, CMC purchased 2,255,069 shares during the year ended August 31, 2016 and had remaining authorization to purchase $27.6 million of its common stock at August 31, 2016.

Cash Flows

Our cash flows from operating activities result primarily from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. See Note 13, Derivatives and Risk Management, to the consolidated financial statements contained in this Annual Report on Form 10-K.

Fiscal 2016 Compared to Fiscal 2015

Operating Activities
During fiscal 2016, net cash flows from operating activities increased $273.4 million compared to fiscal 2015. Net earnings decreased $24.7 million during fiscal 2016 compared to the prior fiscal year. Net earnings for fiscal 2016 were impacted by the following non-cash items and items included in net earnings for which the cash effects did not relate to operating activities: $11.5 million loss on debt extinguishment, $55.8 million in asset impairments, and $15.6 million in write-down of inventories compared to no debt extinguishment, $14.6 million in asset impairments, and $37.7 million in write-down of inventories, respectively, during fiscal 2015. Cash from changes in operating assets and liabilities increased $251.5 million during fiscal 2016 compared to the prior fiscal year with the following significant components:

Accounts receivable - Cash generated from accounts receivable decreased $64.1 million during fiscal 2016 compared to fiscal 2015. The decrease in cash from accounts receivable primarily relates to the change in consolidated net sales period over period as consolidated net sales from the fourth quarter of fiscal 2015 to the fourth quarter of fiscal 2016 decreased $224.8 million, and consolidated net sales from the fourth quarter of fiscal 2014 to the fourth quarter of fiscal 2015 decreased $462.3 million. However, the change in net sales was partially offset by the change in days sales outstanding, namely that days sales outstanding during fiscal 2016 remained flat while days sales outstanding during fiscal 2015 deteriorated eight days.

Advance payments on sale of accounts receivables programs, net - Cash used by advance payments on sale of accounts receivable programs, net decreased $98.3 million during fiscal 2016 compared to fiscal 2015. As cash flows from operating activities improved during fiscal years 2015 and 2016, we reduced the usage of these facilities, thus reducing the outstanding balances by $117.8 million during fiscal year 2015 and an additional $19.5 million during fiscal year 2016.

Inventories - Cash generated from inventories increased $82.0 million during fiscal 2016 compared to fiscal 2015. Cash generated from inventories increased as a result of improved inventory turnover, as days sales in inventories during fiscal 2016 improved six days while days sales in inventories during fiscal 2015 deteriorated three days.

Accounts payable, accrued expenses and other payables - Cash used by accounts payable, accrued expenses and other payables decreased $136.9 million during fiscal 2016 compared to fiscal 2015. The decrease was primarily due to the fluctuation in commodity prices period over period as the prices paid per ton of metal fell at a greater rate during fiscal 2015 compared to fiscal 2016.

Investing Activities
Net cash flows used by investing activities increased $98.8 million during fiscal 2016 compared to the prior fiscal year. The largest factor contributing to the use of cash was an increase in capital expenditures of $43.8 million compared to fiscal 2015, primarily related to key capital projects within our Americas Mills segment. Additionally, during fiscal 2016 there was an increase in restricted cash of $21.8 million to be used for the construction of a new steel micro-mill in Durant, Oklahoma. Lastly, as a part of the sale of our discontinued Australian distribution business, we received cash proceeds of $4.3 million during fiscal 2016 compared to cash proceeds of $27.8 million during fiscal 2015.

We estimate that our fiscal 2017 capital budget will be between $250 million and $300 million. We expect that our capital spending will be funded from internally generated capital. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Financing Activities
Net cash flows used by financing activities increased $197.0 million during fiscal 2016 compared to the prior fiscal year. The increase primarily resulted from increases in repayments of long-term debt and debt extinguishment costs of $200.1 million and $11.1 million, respectively. Also contributing to the increase was a change in repayments of short-term borrowings, which increased $27.9 million. The increase was partially offset by the change in the level of usage of documentary letters of credit of $39.0 million and an $11.2 million decrease in purchases of CMC common stock compared to the same period in the prior fiscal year. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

We anticipate our current cash balances, cash flows from operations and our available credit sources will be sufficient to meet our cash needs, make scheduled payments for our contractual obligations, capital expenditures, working capital, share repurchases, dividends and other prudent deployment of our capital. However, in the event of sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds.

Fiscal 2015 Compared to Fiscal 2014

Operating Activities
During fiscal 2015, net cash flows from operating activities increased $176.5 million compared to fiscal 2014. Net earnings decreased $33.8 million during fiscal 2015 compared to the prior fiscal year. For fiscal 2015, deferred income taxes decreased $43.2 million compared to fiscal 2014. However, the decrease in deferred income taxes was offset by increases in write-downs of inventories and asset impairments of $32.6 million and $11.1 million, respectively. There were no other material fluctuations of non-cash items or items included in net earnings for which the cash effects did not relate to operating activities for fiscal 2015. Cash from changes in operating assets and liabilities increased $200.2 million during fiscal 2015 compared to the prior fiscal year with the following significant components:

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

Advance payments on sale of accounts receivables programs, net - Cash used by advance payments on sale of accounts receivable programs, net during fiscal 2015 was $117.8 million, compared to cash from advance payments on sale of accounts receivable programs, net of $121.0 million in the prior fiscal year. As cash flows from operating activities improved during fiscal year 2015, we reduced the usage of these facilities, thus reducing the outstanding balances of $117.8 million during fiscal year 2015 compared to an increase in usage of these facilities during fiscal 2014, leading to cash inflows of $121.0 million.

Inventories - Cash from inventories during fiscal 2015 was $127.6 million, compared to cash used by inventories during fiscal 2014 of $191.4 million. This cash inflow was primarily the result of a decrease in inventory levels for our International Marketing and Distribution segment in fiscal 2015 compared to an increase in inventory levels for this segment in fiscal 2014. Days sales in inventories increased two days to 62 days at August 31, 2015 from 60 days at August 31, 2014.

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

Investing Activities
Net cash flows used by investing activities increased $29.6 million during fiscal 2015 compared to the prior fiscal year. The largest factor contributing to the use of cash by investing activities in fiscal 2015 was a $24.8 million decrease in proceeds from the sale of subsidiaries, of which $52.6 million related to the proceeds from the sale of Howell during fiscal 2014. Additionally, net cash flows used by investing activities increased during fiscal 2015 due to a $17.8 million increase in capital expenditures compared to fiscal 2014. These increases in cash used by investing activities were partially offset by a $15.7 million reduction in cash used for acquisitions, as there were no acquisitions during fiscal 2015.

Financing Activities
Net cash flows used by financing activities increased $146.3 million during fiscal 2015 compared to the prior fiscal year. The increase in net cash flows used by financing activities primarily resulted from a $92.2 million decrease in the level of usage of documentary letters of credit during fiscal 2015 compared to fiscal 2014. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity. Additionally, net cash flows used by financing activities increased during fiscal 2015 due to a $41.8 million increase in purchases of CMC common stock under our share repurchase program, as well as a $14.3 million decrease in the release of restricted cash, primarily related to an $18.0 million release of restricted cash from fiscal 2014 that had been serving as collateral for letters of credit obligations for our Australian operations.

Contractual Obligations

The following table represents our contractual obligations as of August 31, 2016:

	Payments Due By Period*
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$1,063,984	$311,094	$418,713	$4,005	$330,172
Interest	193,072	66,020	62,529	32,300	32,223
Operating leases(2)	106,761	26,065	43,635	24,039	13,022
Purchase obligations(3)	749,517	538,763	150,272	53,471	7,011
Total contractual cash obligations	$2,113,334	$941,942	$675,149	$113,815	$382,428
__________________________________
* We have not discounted the cash obligations in this table.

(1)
Total amounts are included in the August 31, 2016 consolidated balance sheet. See Note 11, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for more information regarding scheduled maturities of our long-term debt.

(2)
Includes minimum lease payment obligations for noncancelable equipment and real estate leases in effect as of August 31, 2016. See Note 19, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K for more information regarding minimum lease commitments payable for noncancelable operating leases.

(3)
Approximately 68% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures.

We provide certain eligible executives benefits pursuant to our nonqualified BRP equal to amounts that would have been available under the tax qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), but for limitations of ERISA, tax laws and regulations. The deferred compensation liability under the BRP was $71.0 million at August 31, 2016 and is included in other long-term liabilities on the consolidated balance sheets. We generally expect to fund future contributions with cash flows from operating activities, but we are not required to do so. We did not include estimated payments related to the BRP in the above contractual obligation table. Refer to Note 18, Employees' Retirement Plans, to the consolidated financial statements included in this Annual Report on Form 10-K.

A certain number of employees, primarily outside of the U.S., participate in defined benefit plans maintained in accordance with local regulations. At August 31, 2016, our liability related to the unfunded status of the defined benefit plans was $1.6 million. We generally expect to fund future contributions with cash flows from operating activities. We did not include estimated payments related to defined benefit plans in the table above. Refer to Note 18, Employees' Retirement Plans, to the consolidated financial statements included in this Annual Report on Form 10-K.

Our other noncurrent liabilities on the consolidated balance sheets include deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of August 31, 2016, we had noncurrent deferred tax liabilities of $63.0 million. In addition, as of August 31, 2016, we had gross unrecognized tax benefits of $9.5 million and an additional $1.0 million for gross interest and penalties classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At August 31, 2016, we had committed $24.6 million under these arrangements.

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

CONTINGENCIES

See Note 19, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Environmental and Other Matters

The information set forth in Note 19, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K is hereby incorporated by reference.

General

We are subject to federal, state and local pollution control laws and regulations in all locations where we have operating facilities. We anticipate that compliance with these laws and regulations will involve continuing capital expenditures and operating costs.

Metals recycling was our original business, and it has been one of our core businesses for over a century. In the present era of conservation of natural resources and ecological concerns, we are committed to sound ecological and business conduct. Certain governmental regulations regarding environmental concerns, however well-intentioned, may expose us and our industry to potentially significant risks. We believe that recycled materials are commodities that are diverted by recyclers, such as us, from the solid waste streams because of their inherent value. Commodities are materials that are purchased and sold in public and private markets and commodities exchanges every day around the world. They are identified, purchased, sorted, processed and sold in accordance with carefully established industry specifications.

Solid and Hazardous Waste

We currently own or lease, and in the past we have owned or leased, properties that have been used in our operations. Although we have used operating and disposal practices that were standard in the industry at the time, wastes may have been disposed of or released on or under the properties or on or under locations where such wastes have been taken for disposal. We are currently involved in the investigation and remediation of several such properties. State and federal laws applicable to wastes and contaminated properties have gradually become stricter over time. Under new laws, we could be required to remediate properties impacted by previously disposed wastes. We have been named as a potentially responsible party ("PRP") at a number of contaminated sites, none of which involve real estate we ever owned or upon which we have ever conducted operations. There is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of, or make changes to the exemptions upon which we rely for, the wastes that we generate. Any such change could result in an increase in our costs to manage and dispose of waste which could have a material adverse effect on our business, results of our operations and financial condition.

We generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state and local statutes where we operate. These statutes, regulations and laws may limit our disposal options with respect to certain wastes.

Superfund

The EPA, or an equivalent state agency, has notified us that we are considered a PRP at several sites, none of which involve real estate we ever owned or upon which we have ever conducted operations. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), or similar state statutes, to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities and pay costs for associated damages to natural resources. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. Based on currently available information, which is in many cases preliminary and incomplete, we had $0.7 million and $1.0 million accrued as of August 31, 2016 and 2015, respectively, in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for the years ended August 31, 2016, 2015 and 2014 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

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

Clean Air Act

Our operations are subject to regulations at the federal, state and local level for the control of emissions from sources of air pollution. New and modified sources of air pollutants are often required to obtain permits prior to commencing construction, modification or operations. Major sources of air pollutants are subject to more stringent requirements, including the potential need for additional permits and to increase scrutiny in the context of enforcement. The EPA has been implementing its stationary emission control program through expanded enforcement of the New Source Review Program. Under this program, new or modified sources may be required to construct emission sources using what is referred to as the Best Available Control Technology, or in any areas that are not meeting NAAQS, using methods that satisfy requirements for the Lowest Achievable Emission Rate. Additionally, the EPA has implemented and is continuing to implement new, more stringent standards for NAAQS including fine particulate matter. Compliance with new standards could require additional expenditures.

We incurred environmental expenses of $33.9 million, $31.7 million and $34.5 million for fiscal 2016, 2015 and 2014, respectively. The expenses included the cost of disposal, environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, during fiscal 2016, we spent approximately $19.6 million in capital expenditures related to costs directly associated with environmental compliance. Our accrued environmental liabilities were $3.3 million and $4.3 million as of August 31, 2016 and 2015, respectively, of which $2.1 million and $2.4 million were classified as other long-term liabilities as of August 31, 2016 and 2015, respectively.

DIVIDENDS

We have paid quarterly cash dividends in each of the past 208 consecutive quarters. We paid dividends in fiscal 2016 at the rate of $0.12 per share of common stock for each quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preceding discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimates and assumptions, including those related to the valuation allowances for receivables and inventory, the carrying value of non-current assets, reserves for environmental obligations and income taxes, on an ongoing basis. Estimates and assumptions are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results in future periods could differ materially from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply to the following critical accounting policies:

Revenue Recognition and Allowance for Doubtful Accounts

We recognize sales when title passes to the customer either when goods are shipped or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. When we estimate that a contract with one of our customers will result in a loss, we accrue the calculated loss as soon as it is probable and estimable. We account for certain fabrication projects based on the percentage of completion accounting method which is based primarily on contract cost incurred to date compared to total estimated contract cost. Changes in revenue attributed to the changes in the estimated total contract cost, or loss, if any, are recognized in the period in which they are determined. We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers' financial condition.

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

In fiscal 2016, total income taxes of $12.6 million were allocated to continuing operations and $0.2 million of income tax benefit was allocated to discontinued operations. The continuing operations income tax rate differs from the income tax rate for discontinued operations because the loss from discontinued operations is principally composed of losses in Australia, a jurisdiction in which we believe it is more likely than not that the deferred tax assets related to such losses will not be realized. As such, there is no income tax benefit associated with the Australian losses in discontinued operations. The nominal income tax in discontinued operations represents tax benefit related to the non-Australian components of discontinued operations. There were no additional financial statement components.

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

Inventory Cost

In the first quarter of fiscal 2016, we elected to change the accounting method by which we value our U.S. inventories from the LIFO method of accounting to the weighted average cost method for our Americas Mills, Americas Recycling and Americas Fabrication segments and to the specific identification method for our steel trading division headquartered in the U.S. in our International Marketing and Distribution segment. This change affected 51% of our inventories which were valued using the LIFO method as of September 1, 2015, and we applied this change in accounting principle retrospectively to all prior periods presented. As a result of the retrospective application of this change in accounting principle, certain financial statement line items in our consolidated balance sheet as of August 31, 2015 and our consolidated statement of earnings and consolidated statement of cash flows for the 2015 and 2014 fiscal years were adjusted.

Additionally, in the first quarter of fiscal 2016, we elected to change the accounting method by which we value our inventories in our International Marketing and Distribution segment, except for those of our steel trading division headquartered in the U.S., from the first-in, first-out ("FIFO") method to the specific identification method. At September 1, 2015, 38% of our inventories were valued using the FIFO method. This change did not have a material impact on our consolidated financial statements in any prior period. As such, this change in accounting principle was not applied retrospectively.

In the first quarter of fiscal 2016, we adopted guidance issued by the FASB requiring entities to measure inventory, other than inventory measured using LIFO or the retail inventory method, at the lower of cost and net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance was adopted on a prospective basis. Adjustments to inventory may be due to changes in price levels, obsolescence, damage, physical deterioration, and other causes. Any adjustments required to reduce the carrying value of inventory to net realizable value are recorded as a charge to cost of goods sold.

Inventory cost for most operations in the CMC Americas Segments and our International Mill Segment is determined by the weighted average cost method. Inventory cost for our International Marketing and Distribution segment is determined by the specific identification method. At August 31, 2016, 60% of our net inventories were valued using the weighted average cost method and 40% of our total net inventories were valued using the specification identification method. At August 31, 2015, 52% of our total net inventories were valued using the weighted average cost method, and 48% of our total net inventories were valued using the specification identification method.

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

The annual goodwill impairment analysis did not result in any impairment charges in fiscal 2016. As a result of the goodwill impairment tests in fiscal 2015, we recorded an impairment charge of $7.3 million related to our Americas Recycling segment in the prior year. As of August 31, 2016 and 2015, one of our reporting units within our Americas Fabrication segment comprised $51.3 million of our total goodwill and the fair value exceeded the carrying value by 20% at August 31, 2016. For all other reporting units with significant goodwill amounts as of August 31, 2016, the excess of the fair value over carrying value of each reporting unit was substantial.

We estimate the fair value of our reporting units using a weighting of fair values derived from the income and market approaches.  Under the income approach, we determine the fair value of a reporting unit based on the present value of estimated future cash flows.  Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into account industry and market conditions.  The discount rate is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of our business.  The market approach, on the other hand, estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

As noted above, at August 31, 2016, the fair value of one of our reporting units within our Americas Fabrication segment exceeded the carrying value by 20%.  The future occurrence of a potential indicator of impairment could include matters such as: a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or the general business climate, an adverse action or assessment by a regulator, a significant downturn in non-residential construction markets in the U.S., and continued levels of imported steel into the U.S.  In the event of significant adverse changes of the nature described above, it may be necessary for us to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition and results of operations.

See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Long-Lived Assets

We evaluate the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. Events or circumstances that could trigger an impairment review of a long-lived asset or asset group include, but are not limited to, a significant decrease in the market price of the asset, a significant adverse change in the extent or manner that the asset is used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of the asset, an accumulation of costs significantly in excess of original expectation for the acquisition or construction of the asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast of continuing losses associated with the use of the asset, and a more-likely-than-not expectation that the asset will be sold or disposed of significantly before the end of its previously estimated useful life. If an impairment exists, the net book values are reduced to fair values as warranted. Our U.S. and international steel mills, fabrication and recycling businesses are capital intensive. Some of the estimated values for assets that we currently use in our operations are based upon judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer's different viewpoint of future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets' economical useful lives. To the extent that an asset's actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.

Based on continued margin and volume pressure in our Americas Recycling segment, which caused us to revise our estimate as to the timing of improvements in these metrics, during the fourth quarter of fiscal 2016, management considered a triggering event to have occurred. As a result, we reviewed the undiscounted future cash flows for our Americas Recycling long-lived asset groups. The results of the undiscounted future cash flow analyses indicated the carrying amounts for certain long-lived asset groups subject to testing were not expected to be recovered. Fair value for these long-lived asset groups was then estimated and compared to the carrying values of the long-lived asset groups, which resulted in a total impairment of $38.9 million for the fourth quarter of fiscal 2016. The primary factors that affect estimates of future cash flows for these long-lived asset groups are (i) management's scrap price outlook, (ii) scrap demand, (iii) working capital changes, (iv) capital expenditures and (v) selling, general and administrative expenses.

New Markets Tax Credits

In the second quarter of fiscal 2016, we entered into a financing transaction related to the development, construction and equipping of a steel micro-mill in Durant, Oklahoma, which qualified under the New Markets Tax Credit Program ("NMTC Program") provided for in the Community Renewal Tax Relief Act of 2000 (the "Act"). The NMTC Program is intended to induce capital investment in qualified low-income communities. The Act permits taxpayers to claim credits (tax credit investors) against federal income taxes for up to 39% of qualified investments in certain community development entities ("CDEs"). CDEs are privately managed entities that are certified to make qualified low-income community investments to qualified projects. This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase the tax credit investor's interest in the entities established to claim the tax credits related to their investments in the Durant, Oklahoma steel micro-mill project. We have concluded that these entities are variable interest entities, of which we are the primary beneficiary and have consolidated the entities in accordance with the accounting standard for consolidation. The tax credit investor's contribution, net of fees, is included in other long-term liabilities on the consolidated balance sheet included in this Annual Report on Form 10-K. See Note 12, New Markets Tax Credit Transactions, to the consolidated financial statements included in this Annual Report on Form 10-K for further details.

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

Other Accounting Policies and New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Approach to Mitigating Market Risk

See Note 13, Derivatives and Risk Management, to the consolidated financial statements included in this Annual Report on Form 10-K for disclosure regarding our approach to mitigating market risk and for summarized market risk information for the preceding fiscal year. Also, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K. The following types of derivative instruments were outstanding or utilized during fiscal 2016, in accordance with our risk management program. All of the instruments are highly liquid and were not entered into for trading purposes.

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

Natural Gas

We occasionally enter into natural gas forward contracts as economic hedges of our Americas Mills operations based on anticipated consumption of natural gas in order to mitigate the risk of unanticipated increases in operating cost due to the volatility of natural gas prices. As of August 31, 2016, we had no open natural gas forward contract commitments.

Freight

We occasionally enter into freight forward contracts when sales commitments to customers include a fixed price freight component in order to mitigate the effect of the volatility of ocean freight rates. As of August 31, 2016, we had no open freight forward contract commitments.

Interest Rates

We may enter into interest rate swap contracts to maintain a portion of our debt obligations at variable interest rates. These interest rate swap contracts, under which we agree to pay variable rates of interest and receive fixed rates of interest, are designated as fair value hedges of fixed rate debt. As of August 31, 2016, we had no outstanding interest rate swap transactions.

The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.

Gross foreign currency exchange contract commitments as of August 31, 2016:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)			U.S. Equivalent (in thousands)
AUD	74	CNY (2)	371	5.03	—	5.04	$56
AUD	1,085	EUR	729	0.67			822
AUD	1,250	NZD (3)	1,304	1.04	—	1.07	938
AUD	58,516	USD	43,933	0.72	—	0.77	43,933
EUR	312	USD	349	1.12			349
GBP	5,134	EUR	6,392	0.76	—	0.85	7,149
GBP	4,366	USD	5,822	1.31	—	1.46	5,822
PLN	391,654	EUR	88,208	4.27	—	4.59	99,018
PLN	2,694	USD	696	3.76	—	4.12	696
SGD	1,777	USD	1,315	1.35			1,315
THB	679,334	USD	19,216	34.57	—	35.73	19,216
USD	22,436	AUD	29,707	0.76			22,436
USD	8,786	EUR	7,824	1.11	—	1.13	8,786
USD	42,308	GBP	32,400	1.30	—	1.32	42,308
USD	1,279	JPY	135,294	105.76			1,279
USD	4,222	THB (4)	150,000	34.97	—	36.27	4,222
							$258,345
 _________________
(1) Substantially all foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.
(2) Chinese yuan
(3) New Zealand dollar
(4) Thai baht

Commodity contract commitments as of August 31, 2016:

Terminal Exchange	Metal	Long/ Short	# of Lots	Standard Lot Size	Total Weight	Range or Amount of Hedge Rates Per MT/lb. (1)			Total Contract Value at Inception (in thousands)
London Metal Exchange	Aluminum	Long	90	25 MT	2,250 MT	1,620.75	—	1,694.00	$3,727
	Aluminum	Short	4	25 MT	100 MT	1,617.00	—	1,623.50	162
	Copper	Long	1.31	25 MT	33 MT	4,785.00	—	4,795.00	156
	Zinc	Long	0.87	25 MT	22 MT	2,135.00			47
New York Mercantile Exchange	Copper	Long	21	25,000 lbs.	525,000 lbs.	206.95	—	220.00	1,116
	Copper	Short	269	25,000 lbs.	6,725,000 lbs.	205.55	—	227.35	14,552
									$19,760
_________________
MT = Metric ton
(1) All commodity contract commitments mature within one year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended (the "Exchange Act"). Internal control over financial reporting is a process designed by or under the supervision of a company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of August 31, 2016. Deloitte & Touche LLP has audited the effectiveness of the Company's internal control over financial reporting; their attestation report is included on page 54 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas

We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended August 31, 2016, of the Company and our report dated October 31, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's change in accounting method for valuing its U.S. inventories from the last-in, first-out method to the weighted average cost method for its Americas Mills, Americas Recycling, and Americas Fabrication segments and to the specific identification method for its steel trading division headquartered in the U.S. in its International Marketing and Distribution segment.

/s/ Deloitte & Touche LLP
Dallas, Texas
October 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas

We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries as of August 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2016, the Company changed its accounting method for valuing its U.S. inventories from the last-in, first-out method to the weighted average cost method for its Americas Mills, Americas Recycling, and Americas Fabrication segments and to the specific identification method for its steel trading division headquartered in the U.S. in its International Marketing and Distribution segment. The Company applied this change in accounting principle retrospectively to all prior periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 31, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
October 31, 2016

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended August 31,
(in thousands, except share data)	2016	2015	2014
Net sales	$4,610,526	$5,988,605	$6,790,438
Costs and expenses:
Cost of goods sold	3,974,513	5,311,756	6,096,196
Selling, general and administrative expenses	437,084	443,275	448,943
Impairment of assets	40,028	9,839	3,305
Interest expense	62,231	77,760	77,037
Loss on debt extinguishment	11,480	—	—
	4,525,336	5,842,630	6,625,481
Earnings from continuing operations before income taxes	85,190	145,975	164,957
Income taxes	12,647	46,844	47,351
Earnings from continuing operations	72,543	99,131	117,606

Loss from discontinued operations before income taxes	(17,949)	(20,124)	(2,650)
Income taxes (benefit)	(168)	(436)	1,712
Loss from discontinued operations	(17,781)	(19,688)	(4,362)

Net earnings	54,762	79,443	113,244
Less net earnings attributable to noncontrolling interests	—	—	1
Net earnings attributable to CMC	$54,762	$79,443	$113,243

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.63	$0.85	$1.00
Loss from discontinued operations	(0.15)	(0.17)	(0.04)
Net earnings	$0.48	$0.68	$0.96

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.62	$0.84	$0.99
Loss from discontinued operations	(0.15)	(0.17)	(0.04)
Net earnings	$0.47	$0.67	$0.95
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended August 31,
(in thousands)	2016	2015	2014
Net earnings	$54,762	$79,443	$113,244
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment and other:
Foreign currency translation adjustment	(11,771)	(83,063)	7,586
Reclassification for translation loss (gain) realized upon sale of investment in foreign entity	12,597	(10,127)	—
Foreign currency translation adjustment and other	826	(93,190)	7,586
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of income taxes of $388, $(1,235), and $(526)	1,618	(2,467)	(1,848)
Reclassification for (gain) loss included in net earnings, net of income taxes of $(496), $949, and $237	(1,737)	1,758	1,268
Net unrealized loss on derivatives, net of income taxes of $(108), $(286), and $(289)	(119)	(709)	(580)
Defined benefit obligation:
Net loss, net of income taxes of $(54), $(101), and $14	(132)	(169)	(489)
Amortization of net loss, net of income taxes of $36, $35, and $212	104	99	1,392
Amortization of prior service credit, net of income taxes of $(14), $(14), and $(47)	(58)	(57)	(242)
Defined benefit obligation, net of income taxes of $(32), $(80), and $179	(86)	(127)	661
Other comprehensive income (loss)	621	(94,026)	7,667
Comprehensive income (loss)	$55,383	$(14,583)	$120,911
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands, except share data)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$517,544	$485,323
Accounts receivable (less allowance for doubtful accounts of $6,427 and $9,033)	765,784	900,619
Inventories, net	652,754	880,484
Other current assets	112,043	93,643
Current deferred tax assets	—	3,310
Assets of businesses held for sale	—	17,008
Total current assets	2,048,125	2,380,387
Property, plant and equipment:
Land	70,291	75,086
Buildings and improvements	487,305	489,500
Equipment	1,655,909	1,670,755
Construction in process	111,156	59,241
	2,324,661	2,294,582
Less accumulated depreciation and amortization	(1,429,612)	(1,410,932)
	895,049	883,650
Goodwill	66,373	66,383
Other assets	121,322	109,531
Total assets	$3,130,869	$3,439,951
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$243,532	$260,984
Accounts payable-documentary letters of credit	5	41,473
Accrued expenses and other payables	264,112	290,677
Current maturities of long-term debt	313,469	10,110
Notes payable	—	20,090
Liabilities of businesses held for sale	—	5,276
Total current liabilities	821,118	628,610
Deferred income taxes	63,021	55,803
Other long-term liabilities	121,351	101,919
Long-term debt	757,948	1,272,245
Total liabilities	1,763,438	2,058,577
Commitments and contingencies (Note 19)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 114,635,596 and 115,635,338 shares	1,290	1,290
Additional paid-in capital	358,745	365,863
Accumulated other comprehensive loss	(112,914)	(113,535)
Retained earnings	1,372,988	1,373,568
Less treasury stock, 14,425,068 and 13,425,326 shares at cost	(252,837)	(245,961)
Stockholders' equity attributable to CMC	1,367,272	1,381,225
Stockholders' equity attributable to noncontrolling interests	159	149
Total equity	1,367,431	1,381,374
Total liabilities and stockholders' equity	$3,130,869	$3,439,951
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
(in thousands)	2016	2015	2014
Cash flows from (used by) operating activities:
Net earnings	$54,762	$79,443	$113,244
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	126,940	132,779	136,004
Provision for losses on receivables, net	6,878	3,481	(1,760)
Share-based compensation	26,335	23,484	18,051
Amortization of interest rate swaps termination gain	(7,597)	(7,597)	(7,597)
Loss on debt extinguishment	11,480	—	—
Deferred income taxes	(3,889)	(13,071)	30,143
Tax expense from stock plans	1,697	1,213	4,426
Net gain on sale of a subsidiary, cost method investment and other	(2,591)	(8,489)	(13,833)
Write-down of inventory	15,555	37,652	5,015
Asset impairments	55,793	14,610	3,498
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	142,510	206,633	(143,397)
Advance payments on sale of accounts receivable programs, net	(19,472)	(117,753)	120,957
Inventories	209,555	127,583	(191,356)
Accounts payable, accrued expenses and other payables	(43,577)	(180,517)	90,604
Changes in other operating assets and liabilities	12,486	14,010	(27,059)
Net cash flows from operating activities	586,865	313,461	136,940

Cash flows from (used by) investing activities:
Capital expenditures	(163,332)	(119,580)	(101,749)
Increase in restricted cash	(21,777)	—	—
Proceeds from the sale of subsidiaries	4,349	27,831	52,609
Proceeds from the sale of property, plant and equipment and other	5,113	14,925	17,572
Acquisitions, net of cash acquired	—	—	(15,693)
Net cash flows used by investing activities	(175,647)	(76,824)	(47,261)

Cash flows from (used by) financing activities:
Repayments on long-term debt	(211,394)	(11,335)	(7,677)
Cash dividends	(55,342)	(55,945)	(56,428)
Increase (decrease) in documentary letters of credit, net	(41,468)	(80,482)	11,753
Treasury stock acquired	(30,595)	(41,806)	—
Short-term borrowings, net change	(20,090)	7,802	6,315
Debt issuance and extinguishment costs	(11,127)	—	(431)
Stock issued under incentive and purchase plans, net of forfeitures	(6,034)	(1,492)	(1,488)
Tax expense from stock plans	(1,697)	(1,213)	(4,426)
Decrease in restricted cash	1	3,742	18,000
Contribution from (purchase of) noncontrolling interests	29	38	(15)
Net cash flows used by financing activities	(377,717)	(180,691)	(34,397)
Effect of exchange rate changes on cash	(1,280)	(5,548)	873
Increase in cash and cash equivalents	32,221	50,398	56,155
Cash and cash equivalents at beginning of year	485,323	434,925	378,770
Cash and cash equivalents at end of year	$517,544	$485,323	$434,925

Supplemental information:
Noncash activities-
Liabilities related to additions of property, plant and equipment	$29,763	$19,921	$21,207
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Controlling Interests	Total
Balance at September 1, 2013	129,060,664	$1,290	$363,772	$(27,176)	$1,293,255	(12,049,674)	$(234,619)	$156	$1,396,678
Net earnings					113,243			1	113,244
Other comprehensive income				7,667					7,667
Cash dividends ($0.48 per share)					(56,428)				(56,428)
Issuance of stock under incentive and purchase plans, net of forfeitures			(17,613)			818,272	16,125		(1,488)
Stock-based compensation			17,574						17,574
Tax expense from stock-based plans			(4,426)						(4,426)
Purchase of noncontrolling interests			31					(46)	(15)
Balance, August 31, 2014	129,060,664	$1,290	$359,338	$(19,509)	$1,350,070	(11,231,402)	$(218,494)	$111	$1,472,806
Net earnings					79,443				79,443
Other comprehensive loss				(94,026)					(94,026)
Cash dividends ($0.48 per share)					(55,945)				(55,945)
Treasury stock acquired						(2,902,218)	(41,806)		(41,806)
Issuance of stock under incentive and purchase plans, net of forfeitures			(15,831)			708,294	14,339		(1,492)
Stock-based compensation			19,621						19,621
Tax expense from stock-based plans			(1,213)						(1,213)
Contribution of noncontrolling interests								38	38
Reclassification of share-based liability awards			3,948						3,948
Balance at August 31, 2015	129,060,664	$1,290	$365,863	$(113,535)	$1,373,568	(13,425,326)	$(245,961)	$149	$1,381,374
Net earnings					54,762				54,762
Other comprehensive income				621					621
Cash dividends ($0.48 per share)					(55,342)				(55,342)
Treasury stock acquired						(2,255,069)	(30,595)		(30,595)
Issuance of stock under incentive and purchase plans, net of forfeitures			(29,753)			1,255,327	23,719		(6,034)
Stock-based compensation			21,278						21,278
Tax expense from stock-based plans			(1,697)						(1,697)
Contribution of noncontrolling interests			19					10	29
Reclassification of share-based liability awards			3,035						3,035
Balance at August 31, 2016	129,060,664	$1,290	$358,745	$(112,914)	$1,372,988	(14,425,068)	$(252,837)	$159	$1,367,431
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Nature of Operations
Through its global operations and marketing offices, Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") manufactures, recycles and markets steel and metal products, related materials and services through a network including steel mills, commonly referred to as "minimills" or "micro-mills," steel fabrication and processing facilities, construction-related product warehouses, metal recycling facilities and marketing and distribution offices in the United States ("U.S.") and in strategic international markets.

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

Americas Mills
The Americas Mills segment manufactures finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural, and other special sections as well as semi-finished billets for re-rolling and forging applications. This segment's products are sold to the construction, service center, transportation, steel warehousing, fabrication, energy, petrochemical and original equipment manufacturing industries. The Americas Mills segment also includes ten scrap processing facilities and two scrap metal shredders that directly support the steel mills.

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

International Mill
The International Mill segment is comprised of all mill, recycling and fabrication operations located in Poland. This segment manufactures rebar, merchant bar, and wire rod as well as semi-finished billets. In addition, this segment's fabrication operations sell fabricated rebar, fabricated mesh, assembled rebar cages and other rebar by-products. The International Mill's products are sold primarily to fabricators, manufacturers, distributors and construction companies.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries and certain variable interest entities ("VIEs") for which the Company is the primary beneficiary. Intercompany account balances and transactions have been eliminated.

Upon inception of an arrangement with a potential VIE, the Company performs an assessment of the contractual agreements that define the ownership structure, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties when determining whether it is the primary beneficiary of the entity. The Company concludes that it is the primary beneficiary and consolidates the VIE if it has both (a) the power to direct the activities that most significantly impact the economic performance of the VIE and (b) the obligation to absorb losses of, or the right to receive benefits from, the variable interest entity that potentially could be significant to the VIE. The Company's assessment of whether it is the primary beneficiary of the VIE is continuously performed.

The equity method of accounting is used for investments in affiliates in which the Company has the ability to exert significant influence, but does not have effective control. Investments in affiliates which are 20% or less owned are accounted for using the cost method of accounting. As of August 31, 2016, the Company had no investments accounted for under the equity or cost method of accounting.

Use of Estimates
The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of net sales and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of assets received in acquisitions; the carrying value of long-lived assets, including goodwill; valuation allowances for receivables, inventories and deferred income taxes; percentage of completion accounting method for revenue recognition; share-based compensation; potential litigation claims and settlements; environmental liabilities; and the carrying value of assets held for sale. Actual results could differ significantly from these estimates and assumptions.

Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with original maturities of three months or less at the date of purchase.

Revenue Recognition
The Company recognizes sales when title passes to the customer either when goods are shipped or when they are delivered based upon the terms of the sale, there is persuasive evidence of an arrangement, the price is fixed or determinable and collectability is reasonably assured. When the Company estimates that a firm purchase commitment from a customer will result in a loss, the Company accrues the entire loss as soon as it is probable and estimable. The Company accounts for certain fabrication projects based on the percentage of completion accounting method, based primarily on contract cost incurred to date compared to total estimated contract cost. Changes to total estimated contract cost, or loss, if any, are recognized in the period in which they are determined. Sales recognized in excess of amounts billed of $19.4 million and $25.0 million are classified as current assets and are reflected in accounts receivable on the Company's consolidated balances sheets as of August 31, 2016 and 2015, respectively. Accounts receivable included retainage of $38.7 million and $40.7 million as of August 31, 2016 and 2015, respectively. Shipping and other transportation costs billed to customers are included in net sales and the related costs incurred are reflected in cost of goods sold in the Company's consolidated statements of earnings.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts to reflect its estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers' financial condition.

The Company maintains both corporate and divisional credit departments. Credit limits are set for each customer. Some of the Company's divisions use credit insurance or letters of credit to ensure prompt payment in accordance with the terms of sale. Generally, collateral is not required. Approximately 30% and 35% of total receivables at August 31, 2016 and 2015, respectively, were secured by credit insurance or letters of credit.

Inventories, Net
At August 31, 2016, inventories were stated at the lower of cost or net realizable value. At August 31, 2015, inventories were stated at the lower of cost or market. Inventory cost for most operations in the CMC Americas segments and our International Mill Segment is determined by the weighted average cost method. Inventory cost for our International Marketing and Distribution segment is determined by the specific identification method.

Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production, wages and transportation costs. Additionally, the costs of departments that support production, including materials management and quality control, are allocated to inventory.

In the first quarter of fiscal 2016, the Company elected to change its accounting method for valuing its U.S. inventories that used the last-in, first-out ("LIFO") method to the weighted average cost method for its Americas Mills, Americas Recycling, and Americas Fabrication segments and to the specific identification method for its steel trading division headquartered in the U.S. in its International Marketing and Distribution segment. At September 1, 2015, prior to the accounting method change, 51% of the Company's total net inventories were valued using LIFO. The Company believes the changes are preferable because weighted average cost or specific identification (1) results in better matching of revenues and expenses and better reflects the current value of inventory in the Company's consolidated balance sheet, (2) more closely aligns with the physical flow of these inventories, (3) are the methods the Company uses to monitor the financial results of these segments and this division for operational and financial planning, (4) eliminates the manual LIFO calculation and quarterly LIFO estimation process resulting in greater precision in determining quarterly cost of goods sold and inventory balances and reducing the administrative burden to report inventories because the information systems calculate inventory using the weighted average cost or the specific identification methods, and (5) improves comparability with the Company's peers. Additionally, the Company believes that the change to using weighted average cost at its Americas Mills, Americas Recycling, and Americas Fabrication segments increases consistency in inventory costing as its International Mill segment uses the weighted average cost method. The Company applied this change in accounting principle retrospectively to all prior periods presented herein. The cumulative effect of these accounting changes resulted in a $124.2 million increase in retained earnings as of September 1, 2014.

Additionally, in the first quarter of fiscal 2016, the Company elected to change its accounting method for valuing its inventories in its International Marketing and Distribution segment, except for its steel trading division headquartered in the U.S., from the first-in, first-out ("FIFO") method to the specific identification method. At September 1, 2015, prior to the accounting method change, 38% of the Company's total net inventories were valued using the FIFO method. The Company believes the change from FIFO to specific identification is preferable because it (1) results in better matching of revenues with expenses, (2) more closely aligns with the physical flow of these inventories, and (3) is the method the Company uses to monitor the financial results of the segment for operational and financial planning. Because this change in accounting principle was immaterial in all prior periods, it was not applied retrospectively. The change did not have a material impact on our consolidated financial statements as of and for the year ended August 31, 2016.

As a result of the retrospective application of the change in accounting principle from LIFO to weighted average cost or specific identification, certain financial statement line items in the Company's consolidated balance sheet as of August 31, 2015 and its consolidated statements of earnings and consolidated statement of cash flows for the 2015 and 2014 fiscal years were adjusted as presented below.

(in thousands, except share data)	As Originally Reported	Effect of Change	As Adjusted
Consolidated Statement of Earnings for the year ended August 31, 2015:
Cost of goods sold	$5,213,203	$98,553	$5,311,756
Income taxes	83,206	(36,362)	46,844
Earnings from continuing operations	161,322	(62,191)	99,131
Net earnings attributable to CMC	141,634	(62,191)	79,443

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$1.39	$(0.54)	$0.85
Net earnings	1.22	(0.54)	0.68

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$1.37	$(0.53)	$0.84
Net earnings	1.20	(0.53)	0.67

Consolidated Statement of Earnings for the year ended August 31, 2014:
Cost of goods sold	$6,109,338	$(13,142)	$6,096,196

Income taxes	42,724	4,627	47,351
Earnings from continuing operations	109,091	8,515	117,606
Net earnings attributable to CMC	115,551	(2,308)	113,243

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.93	$0.07	$1.00
Net earnings	0.98	(0.02)	0.96

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.92	$0.07	$0.99
Net earnings	0.97	(0.02)	0.95

Consolidated Balance Sheet as of August 31, 2015:
Inventories, net	$781,371	$99,113	$880,484
Current deferred tax assets	29,137	(25,827)	3,310
Accrued expenses and other payables	279,415	11,262	290,677
Retained earnings	1,311,544	62,024	1,373,568

Consolidated Statement of Cash Flows for the year ended August 31, 2015:
Net earnings	$141,634	$(62,191)	$79,443
Deferred income taxes	23,291	(36,362)	(13,071)
Write-down of inventories	15,935	21,717	37,652
Inventories working capital change	50,747	76,836	127,583

Consolidated Statement of Cash Flows for the year ended August 31, 2014:
Net earnings	$115,552	$(2,308)	$113,244
Deferred income taxes	32,348	(2,205)	30,143
Net gain on sale of a subsidiary, cost method investment and other	(31,356)	17,523	(13,833)
Write-down of inventories	4,000	1,015	5,015
Inventories working capital change	(177,331)	(14,025)	(191,356)
The effect of the change in accounting principle is net of the effect of lower of cost or market adjustments.

The following table shows the effect of the change in accounting principle from LIFO to weighted average cost or specific identification on earnings from continuing operations, net earnings attributable to CMC and the related basic and diluted earnings per share attributable to CMC for the fiscal year ended August 31, 2016.

(in thousands, except share data)	As Computed Under LIFO	As Reported Under New Inventory Costing Methodologies	Effect of Change
Consolidated Statement of Earnings for the year ended August 31, 2016:
Earnings from continuing operations	$90,400	$72,543	$(17,857)
Net earnings attributable to CMC	72,619	54,762	(17,857)

Basic earnings per share attributable to CMC:
Earnings from continuing operations	$0.78	$0.63	$(0.15)
Net earnings	0.63	0.48	(0.15)

Diluted earnings per share attributable to CMC:
Earnings from continuing operations	$0.77	$0.62	$(0.15)
Net earnings	0.62	0.47	(0.15)

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

The Company evaluates impairment of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For each asset or group of assets held for use with indicators of impairment, the Company compares the sum of the expected future cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected undiscounted future cash flows, the excess of the net book value over estimated fair value is charged to impairment loss in the accompanying combined statements of earnings. Properties held for sale are reported at the lower of their carrying amount or their estimated sales price, less estimated costs to sell.

New Markets Tax Credits
In the second quarter of fiscal 2016, the Company entered into a financing transaction related to the development, construction and equipping of a steel micro-mill in Durant, Oklahoma, which qualified under the New Markets Tax Credit Program ("NMTC Program") provided for in the Community Renewal Tax Relief Act of 2000 (the "Act"). The NMTC Program is intended to induce capital investment in qualified low-income communities. The Act permits taxpayers to claim credits (tax credit investors) against federal income taxes for up to 39% of qualified investments in certain community development entities ("CDEs"). CDEs are privately managed entities that are certified to make qualified low-income community investments to qualified projects. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase the tax credit investor's interest in the entities established to claim the tax credits related to their investments in the Durant, Oklahoma steel micro-mill project. The Company has concluded that these entities are VIEs, of which the Company is the primary beneficiary and has consolidated the entities in accordance with the accounting standard for consolidation. The tax credit investor's contribution, net of fees, is included in other long-term liabilities on the consolidated balance sheet. See Note 12, New Markets Tax Credit Transactions, to the consolidated financial statements.

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

The fair value of each reporting unit is estimated using an income approach based on the present value of expected future cash flows and a market approach based on valuation metrics of comparable peer companies and a reconciliation of the Company's estimate of the aggregate fair value of the reporting units to the Company's market capitalization, including a control premium. The determination of fair value involves a number of significant assumptions and estimates, including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in these assumptions.

For fiscal years 2016 and 2014, the annual goodwill impairment analysis did not result in any impairment charges at any of the Company's reporting units. For fiscal year 2015, the Company recorded a goodwill impairment charge of $7.3 million related to its Americas Recycling segment. See Note 7, Goodwill and Other Intangible Assets, for additional details of this impairment charge. As of August 31, 2016 and 2015, one of the Company's reporting units within the Americas Fabrication reporting segment comprised $51.3 million of the Company's total goodwill. Goodwill at the Company's other reporting units was not material at August 31, 2016 and 2015.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment charges are recorded on finite-lived intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. During fiscal 2016 and 2015, impairment charges within the Company's intangible assets with finite lives were not material.

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

Accounts Payable — Documentary Letters of Credit
In order to facilitate certain trade transactions, the Company utilizes documentary letters of credit to provide assurance of payment to its suppliers. These letters of credit are typically for payment at a future date conditional upon the bank determining the documentation presented to be in strict compliance with all terms and conditions of the letters of credit. Banks issue these letters of credit under uncommitted lines of credit, which are in addition to and separate from the Company's contractually committed revolving credit agreement. In some cases, if the Company's suppliers choose to discount the future dated obligation, the Company may pay the fee associated with the discount.

Income Taxes
CMC and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial statement and income tax bases of assets and liabilities. The principal differences are described in Note 15, Income Tax. Benefits from income tax credits are reflected currently in earnings. The Company intends to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. The Company records income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information.

Foreign Currencies
The functional currencies of the Company's Australian, German, Polish, United Kingdom and certain Chinese, Singaporean and Thai operations are their local currencies. The Company's remaining international subsidiaries' functional currency is the U.S. dollar. Translation adjustments are reported as a component of accumulated other comprehensive loss. Transaction gains (losses) from transactions denominated in currencies other than the functional currencies were $(13.9) million, $(45.4) million and $9.0 million for the years ended August 31, 2016, 2015 and 2014, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

Derivative Financial Instruments
The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Derivatives that are not designated as hedges are adjusted to fair value through net earnings. Changes in the fair value of derivatives that are designated as hedges are recognized in two fashions depending on the nature of the hedge. In the case of fair value hedges, changes are recognized as an offset against the change in fair value of the hedged balance sheet item. When the derivative is designated as a cash flow hedge and is highly effective, changes are recognized as other comprehensive income. The ineffective portion of a change in fair value for derivatives designated as hedges is recognized in net earnings.

When a derivative instrument is sold, terminated, exercised, or expires, the gain or loss is recorded in the consolidated statement of earnings for fair value hedges, and the cumulative unrealized gain or loss, which had been recognized in the statement of comprehensive income, is reclassified to the consolidated statement of earnings for cash flow hedges. Additionally, when hedged items are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the Company recognizes the gain or loss on the designated hedged financial instrument.

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

Recently Adopted Accounting Pronouncements
In the fourth quarter of fiscal 2016, the Company adopted guidance issued by the Financial Accounting Standards Board (the "FASB") requiring an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The adoption of this guidance was applied retrospectively and did not have a material impact on the consolidated financial statements.

In the second quarter of fiscal 2016, the Company adopted guidance issued by the FASB requiring deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This change in accounting principle simplifies the presentation of deferred income taxes. This change was applied prospectively, and prior periods presented were not adjusted.

In the first quarter of fiscal 2016, the Company adopted guidance issued by the FASB changing the requirements for reporting discontinued operations if the disposal of a component of an entity, or a group of components of an entity, represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The guidance requires expanded disclosures for discontinued operations and also requires entities to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The guidance changed the Company's practice of assessing discontinued operations and the presentation and disclosure in the Company's consolidated financial statements. The guidance was adopted on a prospective basis and did not have a material impact on the Company's consolidated financial statements.

In the first quarter of fiscal 2016, the Company adopted guidance issued by the FASB requiring entities to measure inventory, other than that measured using LIFO or the retail inventory method, at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance changes the Company's practice of measuring inventory at the lower of cost or market, which included net realizable value, replacement cost and net realizable value plus normal profit margin. The guidance was adopted on a prospective basis and did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements
In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017, with early adoption permitted. The provisions of this guidance are to be adopted retrospectively. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

In February 2015, the FASB issued guidance modifying the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. This guidance also eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2015, with early adoption permitted. Entities may elect to apply this guidance either on a retrospective or a modified retrospective basis. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued guidance eliminating the concept of extraordinary items. Under this guidance an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2015, with early adoption permitted. The Company plans to adopt this guidance prospectively. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued a new standard related to revenue recognition.  Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The FASB subsequently issued several amendments to the standard, including clarification on identifying performance obligations.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017 and will be effective for the Company beginning September 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact this standard will have on the consolidated financial statements.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss ("AOCI"), net of income taxes, was comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance at September 1, 2013	$(27,477)	$3,594	$(3,293)	$(27,176)
Other comprehensive income (loss) before reclassifications	7,586	(1,848)	(489)	5,249
Amounts reclassified from AOCI	—	1,268	1,150	2,418
Net other comprehensive income (loss)	7,586	(580)	661	7,667
Balance at August 31, 2014	(19,891)	3,014	(2,632)	(19,509)
Other comprehensive loss before reclassifications	(83,063)	(2,467)	(169)	(85,699)
Amounts reclassified from AOCI	(10,127)	1,758	42	(8,327)
Net other comprehensive loss	(93,190)	(709)	(127)	(94,026)
Balance at August 31, 2015	(113,081)	2,305	(2,759)	(113,535)
Other comprehensive income (loss) before reclassifications	(11,771)	1,618	(132)	(10,285)
Amounts reclassified from AOCI	12,597	(1,737)	46	10,906
Net other comprehensive income (loss)	826	(119)	(86)	621
Balance at August 31, 2016	$(112,255)	$2,186	$(2,845)	$(112,914)

The significant items reclassified out of accumulated other comprehensive loss and the corresponding line items in the consolidated statements of earnings to which the items were reclassified were as follows:

		Year Ended August 31,
Components of AOCI (in thousands)	Location	2016	2015	2014
Foreign currency translation adjustments and other:
Translation gain (loss) realized upon sale of investment in foreign entity	Loss from discontinued operations before income taxes	$(12,597)	$10,127	$—
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(493)	$(665)	$(160)
Foreign exchange	Net sales	(380)	124	(232)
Foreign exchange	Cost of goods sold	2,283	(2,774)	(1,698)
Foreign exchange	SG&A expenses	291	76	53
Interest rate	Interest expense	532	532	532
		2,233	(2,707)	(1,505)
Income tax effect	Income taxes	(496)	949	237
Net of income taxes		$1,737	$(1,758)	$(1,268)
Defined benefit obligation:
Amortization of net loss	SG&A expenses	$(140)	$(134)	$(1,604)
Amortization of prior service credit	SG&A expenses	72	71	289
		(68)	(63)	(1,315)
Income tax effect	Income taxes	22	21	165
Net of income taxes		$(46)	$(42)	$(1,150)
Amounts in parentheses reduce earnings.

NOTE 4. ACQUISITIONS

For the years ended August 31, 2016 and 2015, the Company did not have any business acquisitions.

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

NOTE 5. SALES OF ACCOUNTS RECEIVABLE

On July 29, 2016, the Company entered into a fifth amended $200.0 million U.S. sale of accounts receivable program which expires on August 15, 2019. Under the program, Commercial Metals Company contributes, and several of its subsidiaries sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity formed for the sole purpose of buying and selling trade accounts receivable generated by the Company. CMCRV sells the trade accounts receivable in their entirety to two financial institutions. Under the amended U.S. sale of accounts receivable program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable sold. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows. Additionally, the U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 11, Credit Arrangements.

At August 31, 2016 and 2015, under its U.S. sale of accounts receivable program, the Company had sold $215.9 million and $274.3 million of trade accounts receivable, respectively, to the financial institutions. At August 31, 2016 and 2015, the Company had no advance payments outstanding on the sale of its trade accounts receivable.

In addition to the U.S. sale of accounts receivable program described above, the Company's international subsidiaries in Europe and Australia sell, or have sold in the past, trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy. In the third quarter of fiscal 2015, the Company phased out its existing European program and entered into a new, two year renewable, trade accounts receivable sales program with a different financial institution. The new agreement increased the facility limit from Polish zloty ("PLN") 200.0 million to PLN 220.0 million. The European program allows the Company's European subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. In fiscal 2014, the Company phased out its existing Australian program and entered into a new, one year renewable, trade accounts receivable sales program with a different financial institution. Subsequently, through two amendments, the facility limit was reduced from A$75.0 million to A$40.0 million and the maturity extended for two years. Under the Australian program, trade accounts receivable balances are sold to a special purpose entity, which in turn sells 100% of the eligible trade accounts receivable of the Company's Australian entities to the financial institution. The financial institution will fund up to the facility limit for all trade accounts receivable sold, and the remaining portion of the purchase price of the trade accounts receivable is in the form of a subordinated note from the financial institution. This note will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows. In October 2016, the Company's existing Australian program expired and the Company currently does not plan to enter into a new program.

At August 31, 2016 and 2015, under its European and Australian programs, the Company had sold $85.7 million and $97.9 million of trade accounts receivable, respectively, to third-party financial institutions and received advance payments of $8.3 million and $27.7 million, respectively.

For the years ended August 31, 2016, 2015 and 2014, cash proceeds from the U.S. and international sale of accounts receivable programs were $400.8 million, $596.4 million and $688.2 million, respectively, and cash payments to the owners of accounts receivable were $420.3 million, $714.2 million and $567.2 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the accounts receivable for the U.S. and Australian programs. Discounts on U.S. and international sales of trade accounts receivable were $1.7 million, $2.4 million and $3.9 million for the years ended August 31, 2016, 2015 and 2014, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

The deferred purchase price on the Company's U.S. and international sale of trade accounts receivable programs is included in accounts receivable on the Company's consolidated balance sheets, except at August 31, 2015. That year, the deferred purchase price on the G.A.M. Steel Pty. Ltd. sale of accounts receivable program was included in assets of businesses held for sale on the Company’s consolidated balance sheets. The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of accounts receivable programs:

(in thousands)	Total	U.S.	Australia*	Europe
Balance at September 1, 2013	$453,252	$358,822	$64,996	$29,434
Transfers of accounts receivable	4,243,471	3,347,103	487,583	408,785
Collections	(4,239,242)	(3,376,128)	(446,196)	(416,918)
Program termination	(72,312)	—	(72,312)	—
Balance at August 31, 2014	$385,169	$329,797	$34,071	$21,301
Transfers of accounts receivable	3,574,283	2,944,627	298,179	331,477
Collections	(3,619,905)	(3,004,646)	(314,212)	(301,047)
Balance at August 31, 2015	$339,547	$269,778	$18,038	$51,731
Transfers of accounts receivable	2,389,297	1,933,477	175,593	280,227
Collections	(2,439,096)	(1,990,493)	(166,969)	(281,634)
Balance at August 31, 2016	$289,748	$212,762	$26,662	$50,324
_________________________
* Includes the sale of accounts receivable activities related to discontinued operations and businesses sold. For the years ended August 31, 2016 and 2015, transfers of accounts receivable were $45.8 million and $180.0 million, respectively, and collections were $61.7 million and $209.2 million, respectively.

NOTE 6. INVENTORIES, NET

At August 31, 2016, inventories were stated at the lower of cost or net realizable value. At August 31, 2015, inventories were stated at the lower of cost or market. See Note 2, Summary of Significant Accounting Policies, for further discussion of the adoption of the new accounting pronouncement.

Effective September 1, 2015, the Company elected to change its accounting method for valuing all of its inventories that used the LIFO method to either the weighted average or specific identification methods. The Company applied this change in accounting principle retrospectively to all prior periods presented. See Note 2, Summary of Significant Accounting Policies, for further disclosures regarding this change in accounting principle.

Additionally, effective September 1, 2015, the Company elected to change its accounting method for valuing all of its inventories in its International Marketing and Distribution segment, except for its steel trading division headquartered in the U.S., from the FIFO method to the specification identification method. This change in accounting principle was not material in all prior periods, and thus was not applied retrospectively. The change did not have a material impact on our consolidated financial statements as of and for the year ended August 31, 2016. See Note 2, Summary of Significant Accounting Policies, for further disclosures regarding this change in accounting principle.

The Company determines the inventory cost for its International Mill segment using the weighted average cost method.

At August 31, 2016, 60% of the Company's total net inventories were valued using the weighted average cost method, and 40% of the Company's total net inventories were valued using the specification identification method.

The majority of the Company's inventories are in the form of semi-finished and finished goods. The Company’s business model, with the exception of the International Marketing and Distribution segment, is such that products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. Inventories in the International Marketing and Distribution segment are sold as finished goods. As such, work in process inventories were not material at August 31, 2016 and August 31, 2015. At August 31, 2016 and August 31, 2015, $77.9 million and $61.5 million, respectively, of the Company's inventories were in the form of raw materials.

Inventory write-downs were $15.6 million, $37.7 million, and $5.0 million for the years ended August 31, 2016, 2015, and 2014, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Balance at September 1, 2014
Goodwill	$9,751	$4,970	$57,637	$2,964	$8,805	$84,127
Accumulated impairment losses	(2,484)	—	(493)	(188)	(6,643)	(9,808)
	7,267	4,970	57,144	2,776	2,162	74,319
Impairment	(7,267)	—	—	—	—	(7,267)
Goodwill reclassified to assets held for sale (1)	—	—	—	—	(6,643)	(6,643)
Accumulated impairment losses reclassified to assets held for sale (1)	—	—	—	—	6,643	6,643
Translation	—	—	—	(419)	(250)	(669)
Balance at August 31, 2015
Goodwill	9,751	4,970	57,637	2,517	1,912	76,787
Accumulated impairment losses	(9,751)	—	(493)	(160)	—	(10,404)
	—	4,970	57,144	2,357	1,912	66,383
Translation	—	—	—	(80)	70	(10)
Balance at August 31, 2016
Goodwill	9,751	4,970	57,637	2,432	1,982	76,772
Accumulated impairment losses	(9,751)	—	(493)	(155)	—	(10,399)
	$—	$4,970	$57,144	$2,277	$1,982	$66,373
(1) Includes $1.6 million of goodwill and $1.6 million of accumulated goodwill impairment losses related to assets that were sold during the fourth quarter of fiscal 2015.

The annual goodwill impairment analysis did not result in any impairment charges in fiscal years 2016 or 2014.

As of August 31, 2016 and 2015, one of the Company's reporting units within the Americas Fabrication reporting segment comprised $51.3 million of the Company's total goodwill and the fair value exceeded the carrying value by 20% at August 31, 2016. For all other reporting units with goodwill amounts as of August 31, 2016, the excess of the fair value over carrying value of each reporting unit was substantial.

The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company determines the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into account industry and market conditions. The discount rate is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the Company. The market approach, on the other hand, estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

As noted above, at August 31, 2016, the excess of one of the Company's reporting units within the Americas Fabrication segment exceeded the carrying value by 20%. The future occurrence of a potential indicator of impairment could include matters such as: a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or the general business climate, an adverse action or assessment by a regulator, a significant downturn in non-residential construction markets in the U.S., and continued high levels of imported steel into the U.S. In the event of significant adverse changes of the nature described above, it may be necessary for the Company to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company's consolidated financial condition and results of operations.

As a result of the Company's annual goodwill impairment analysis in the fourth quarter of fiscal 2015, the Company determined that the carrying amount of its Americas Recycling reporting unit exceeded its estimated fair value. The resulting impairment charge of $7.3 million was recorded within the Americas Recycling reporting segment in the fiscal year ended August 31, 2015. The weakened demand for ferrous scrap exports coupled with a lower near term forecast of future operating results were the contributing factors that led to the impairment charge recorded in fiscal 2015.

The following intangible assets subject to amortization are included in other noncurrent assets on the Company's consolidated balance sheets:

	August 31, 2016			August 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer base	$6,160	$2,714	$3,446	$35,369	$28,814	$6,555
Favorable land leases	10,081	2,518	7,563	10,091	2,101	7,990
Non-competition agreements	1,600	371	1,229	1,629	217	1,412
Brand name	628	328	300	648	306	342
Other	101	58	43	101	52	49
Total	$18,570	$5,989	$12,581	$47,838	$31,490	$16,348

Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets for the years ended August 31, 2016, 2015 and 2014 was $3.6 million, $6.9 million, and $5.1 million, respectively. At August 31, 2016, the weighted average remaining useful life of these intangible assets, excluding the favorable land leases was 10 years. The weighted average life of the favorable land leases was 48 years. Estimated amounts of amortization expense for the next five years are as follows:

Year Ended August 31,	(in thousands)
2017	$1,098
2018	1,080
2019	1,039
2020	891
2021	881

NOTE 8. LONG-LIVED ASSET IMPAIRMENT AND FACILITY CLOSURE COSTS

The Company decided to exit its steel trading business and its steel distribution business, each headquartered in Cardiff, Wales, United Kingdom, in the fourth quarter of fiscal 2016 and the fourth quarter of fiscal 2015, respectively. These operations are included in the Company's International Marketing and Distribution reporting segment. The expenses associated with exiting these businesses were not material in each respective fiscal year and were included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

During the first quarter of fiscal 2015, the Company decided to exit and sell its steel distribution business in Australia which met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods presented. During the third quarter of fiscal 2016, the Company recorded an impairment charge of $15.8 million, including the impact of an approximate $13.5 million accumulated foreign currency translation loss, on its remaining component of the Australian steel distribution business that was classified as held for sale at May 31, 2016. See Note 14, Fair Value, for further discussion of this impairment charge. Other expenses associated with exiting this business were not material for the years ended August 31, 2016, 2015, and 2014.

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

The Company evaluates the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable. Based on continued margin and volume pressure in our Americas Recycling segment, which caused the Company to revise its estimate as to the timing of improvement in these metrics, during the fourth quarter of fiscal 2016, management considered a triggering event to have occurred. As a result, the Company reviewed the undiscounted future cash flows for its Americas Recycling long-lived asset groups. The results of the undiscounted future cash flow analyses indicated the carrying amounts for certain long-lived asset groups subject to testing were not expected to be recovered. The Company estimated the fair value for these long-lived asset groups using market and income approaches. The fair value was then compared to the carrying values of the long-lived asset groups. The resulting non-recurring impairment charges of $38.9 million were recorded within the Americas Recycling reporting segment at August 31, 2016.

NOTE 9. SEVERANCE

The Company recorded consolidated severance cost of $3.2 million, $5.8 million and $3.7 million for the years ended August 31, 2016, 2015 and 2014, respectively. The severance cost recorded during fiscal 2016, 2015 and 2014 was not individually material to any of the Company's segments. As of August 31, 2016 and 2015, the remaining liability to be paid in the future related to termination benefits was not material.

NOTE 10. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS

Businesses Held for Sale

The Company did not have any businesses classified as held for sale at August 31, 2016. As of August 31, 2015, one component of the Australian steel distribution business was classified as held for sale. Assets and liabilities of the business held for sale on the Company’s consolidated balance sheet consisted of the following:

Year Ended August 31,
(in thousands)	2015
Assets:
Accounts receivable	$3,244
Inventories, net	12,514
Other current assets	41
Property, plant and equipment, net of accumulated depreciation and amortization	1,209
Assets of businesses held for sale	$17,008
Liabilities:
Accounts payable-trade	$3,011
Accrued expenses and other payables	2,265
Liabilities of businesses held for sale	$5,276

Discontinued Operations
Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, the Company determined that achieving acceptable financial returns would take additional time and investment. During the first quarter of fiscal 2015, the Company decided to exit and sell its steel distribution business in Australia and determined that the decision to exit this business met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods presented. The Australian steel distribution business was previously included in the International Marketing and Distribution reporting segment.
During the fourth quarter of fiscal 2013, the Company decided to sell all of the capital stock of its wholly owned copper tube manufacturing operation, Howell Metal Company ("Howell"). The Company determined that the decision to sell this business met the definition of a discontinued operation. As a result, the Company included Howell in discontinued operations for all periods presented. Howell was previously included in the Americas Mills reporting segment.

Financial information for discontinued operations was as follows:

	Year Ended August 31,
(in thousands)	2016	2015	2014
Net sales	$41,414	$173,065	$266,819
Loss before income taxes	(17,949)	(20,124)	(2,650)

Dispositions
During the fourth quarter of fiscal 2015, the Company completed the sale of six locations that were a part of the Australian steel distribution business for proceeds of $26.4 million, subject to customary purchase price adjustments. The Company recognized an $8.1 million pre-tax gain on the sale, which included a currency translation gain of $10.1 million. Additionally, all operations ceased at three other locations that were part of the Australian steel distribution business. In the fourth quarter of fiscal 2016, the Company completed the sale of the one remaining Australian steel distribution location, excluding accounts receivable, for proceeds of $4.4 million, resulting in an immaterial impact to earnings from discontinued operations for fiscal year 2016. The results of the sales and the activity related to the Australian steel distribution business were included in discontinued operations in the consolidated statement of earnings for all periods presented.
During the first quarter of fiscal 2014, the Company completed the sale of all of the outstanding capital stock of Howell for $58.5 million, resulting in a pre-tax gain of $6.3 million, which was included in discontinued operations in the consolidated statement of earnings for the year ended August 31, 2014. A portion of the proceeds totaling $3.2 million was placed in escrow and subsequently released to the Company in the second quarter of fiscal 2016. The Company disposed of the remaining assets held for sale of $1.1 million during the fourth quarter of fiscal 2014 with an immaterial impact to the consolidated statement of earnings.

NOTE 11. CREDIT ARRANGEMENTS

On June 26, 2014, the Company entered into a fourth amended and restated credit agreement (the "Credit Agreement") with a revolving credit facility of $350.0 million and a maturity date of June 26, 2019. The maximum availability under the Credit Agreement can be increased to $500.0 million with bank approval. The Company's obligation under the Credit Agreement is collateralized by its U.S. inventory. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $3.0 million and $23.4 million at August 31, 2016 and 2015, respectively.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the Company's 2017 Notes and 2018 Notes, each as defined below, and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, the Company will be required to maintain liquidity of at least $150 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate.

At August 31, 2016, the Company's interest coverage ratio was 5.00 to 1.00 and the Company's debt to capitalization ratio was 0.44 to 1.00. The Company had no amounts drawn under its revolving credit facilities at August 31, 2016 and 2015.

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). Interest on these notes is payable semiannually.

In August 2008, the Company issued $500.0 million of 7.35% senior unsecured notes due August 2018 (the "2018 Notes"). During the third quarter of fiscal 2010, the Company entered into hedging transactions which reduced the Company's effective interest rate on these notes to 6.40% per annum. Interest on these notes is payable semiannually. In February 2016, the Company accepted for purchase approximately $100.2 million of the outstanding principal amount of its 2018 Notes through a cash tender offer. The Company recognized expenses of approximately $6.1 million related to the early extinguishment of this debt, which are included in loss on debt extinguishment in the consolidated statements of earnings for the year ended August 31, 2016.

In July 2007, the Company issued $400.0 million of 6.50% senior unsecured notes due July 2017 (the "2017 Notes"). During the third quarter of fiscal 2011, the Company entered into hedging transactions which reduced the Company's effective interest rate on these notes to 5.74% per annum. Interest on these notes is payable semiannually. In February 2016, the Company accepted for purchase $100.0 million of the outstanding principal amount of its 2017 Notes though a cash tender offer. The Company recognized expenses of approximately $5.4 million related to the early extinguishment of this debt, which are included in loss on debt extinguishment in the consolidated statements of earnings for the year ended August 31, 2016.

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At August 31, 2016 and 2015, the unamortized portion was $11.6 million and $19.2 million, respectively. Amortization of the deferred gain was $7.6 million for each of the years ended August 31, 2016, 2015 and 2014.

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances as described in Note 2, Summary of Significant Accounting Policies), foreign exchange transactions and short-term advances which are priced at market rates.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

	Weighted Average Interest Rate as of August 31, 2016	August 31,
(in thousands)		2016	2015
2023 Notes	4.875%	$330,000	$330,000
2018 Notes	6.40%	408,874	513,680
2017 Notes	5.74%	302,601	405,573
Other, including equipment notes		34,166	38,739
Total debt		1,075,641	1,287,992
Less debt issuance costs		4,224	5,637
Total Amounts Outstanding		1,071,417	1,282,355
Less current maturities		313,469	10,110
Long-Term Debt		$757,948	$1,272,245
Interest on these notes is payable semiannually.

At August 31, 2016 and 2015, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of PLN 175.0 million ($44.8 million) and PLN 215.0 million ($56.9 million), respectively. As of August 31, 2016, the uncommitted credit facilities have expiration dates ranging from November 2016 to March 2017, which CMCP intends to renew upon expiration. At August 31, 2016, no amounts were outstanding under these facilities. During fiscal 2016, CMCP had no borrowings or repayments under its uncommitted credit facilities. During fiscal 2015, CMCP had total borrowings of $49.6 million and total repayments of $49.6 million under its uncommitted credit facilities.

The scheduled maturities of the Company's long-term debt are as follows:

Year Ending August 31,	(in thousands)
2017	$311,094
2018	410,416
2019	8,297
2020	3,478
2021	527
Thereafter	330,172
Total excluding deferred gain of interest rate swaps	1,063,984
Deferred gain of interest rate swaps	11,657
Less debt issuance costs	4,224
Total long-term debt including current maturities	$1,071,417

The Company capitalized $3.6 million of interest in the cost of property, plant and equipment during fiscal year 2016, and immaterial amounts during fiscal years 2015 and 2014. Cash paid for interest for the years ended August 31, 2016, 2015 and 2014 was $74.7 million, $86.7 million and $85.6 million, respectively.

NOTE 12. NEW MARKETS TAX CREDIT TRANSACTIONS

In the second quarter of fiscal 2016, the Company entered into a financing transaction with U.S. Bancorp Community Development Corporation, a Minnesota corporation ("USBCDC"), related to the development, construction and equipping of a steel micro-mill in Durant, Oklahoma. To effect the transaction, USBCDC made a capital contribution to USBCDC Investment Fund 156, LLC, a Missouri limited liability company (the "Investment Fund"). Additionally, Commonwealth Acquisitions Holdings, Inc., a wholly owned subsidiary of CMC ("Commonwealth"), made a loan to the Investment Fund. The transaction qualified under the NMTC Program provided for in the Act. The NMTC Program is intended to induce capital investment in qualified low-income communities. The Act permits taxpayers to claim credits against federal income taxes for up to 39% of qualified investments in certain CDEs. CDEs are privately managed entities that are certified to make qualified low-income community investments to qualified projects.

Commonwealth loaned $35.3 million to the Investment Fund at an interest rate of approximately 1.08% per year and with a maturity date of December 24, 2045 (the "Commonwealth Loan"). The Investment Fund also received capital contributions from USBCDC in the aggregate amount of $17.7 million (the "USBCDC Equity"). The Investment Fund used $51.5 million of the proceeds received from the Commonwealth Loan and the USBCDC Equity to make qualified equity investments ("QEIs") into certain CDEs, which, in turn, used $50.7 million of the QEIs to make loans to CMC Steel Oklahoma, LLC, a wholly owned subsidiary of CMC, with terms similar to the Commonwealth Loan and as partial financing for the construction, development and equipping of a new steel micro-mill in Durant, Oklahoma. The proceeds of the loans from the CDEs were recorded as restricted cash and included in other current assets in the accompanying consolidated balance sheet. During fiscal year 2016, the Company spent $27.2 million for qualified construction, development, and equipping activities for the micro-mill. The balance remaining in restricted cash was $21.7 million at August 31, 2016.

By virtue of its capital contribution to the Investment Fund, USBCDC is entitled to substantially all of the benefits derived from the new markets tax credits ("NMTCs"). This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase USBCDC's interest in the Investment Fund. The Company believes USBCDC will exercise the put option in December 2022 at the end of the recapture period. The value attributed to the put/call is de minimis. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC Program. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify USBCDC for any loss or recapture of NMTCs related to the financing until such time as the Company's obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company has determined that the Investment Fund is a VIE, of which the Company is the primary beneficiary and has consolidated it in accordance with the accounting standard for consolidation. USBCDC's contribution is included in other long-term liabilities in the accompanying consolidated balance sheet. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the seven year recapture period. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

NOTE 13. DERIVATIVES AND RISK MANAGEMENT

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

At August 31, 2016, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $258.3 million and $19.8 million, respectively. At August 31, 2015, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $390.8 million and $37.7 million, respectively.

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the years ended August 31, 2016 and 2015. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of earnings:

		Year Ended August 31,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2016	2015	2014
Commodity	Cost of goods sold	$2,675	$7,746	$2,504
Foreign exchange	Net sales	(4)	3,016	473
Foreign exchange	Cost of goods sold	19	4,996	(1,078)
Foreign exchange	SG&A expenses	11,732	23,105	(4,135)
Gain (loss) before income taxes		$14,422	$38,863	$(2,236)

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Year Ended August 31,
	Location	2016	2015	2014
Foreign exchange	Net sales	$(39)	$(105)	$93
Foreign exchange	Cost of goods sold	(1,072)	881	(1,465)
Gain (loss) before income taxes		$(1,111)	$776	$(1,372)

Hedged Items for Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Year Ended August 31,
	Location	2016	2015	2014
Foreign exchange	Net sales	$39	$105	$(91)
Foreign exchange	Cost of goods sold	1,072	(881)	1,469
Gain (loss) before income taxes		$1,111	$(776)	$1,378

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	August 31,
	2016	2015	2014
Commodity	$(204)	$(635)	$(54)
Foreign exchange	1,822	(1,832)	(1,794)
Gain (loss), net of income taxes	$1,618	$(2,467)	$(1,848)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Loss (in thousands)		Year Ended August 31,
	Location	2016	2015	2014
Commodity	Cost of goods sold	$(493)	$(665)	$(160)
Foreign exchange	Net sales	(380)	124	(213)
Foreign exchange	Cost of goods sold	2,283	(2,774)	(1,717)
Foreign exchange	SG&A expenses	291	76	53
Interest rate	Interest expense	532	532	532
Gain (loss) before income taxes		2,233	(2,707)	(1,505)
Income tax (expense) benefit	Income taxes	(496)	949	237
Gain (loss), net of income taxes		$1,737	$(1,758)	$(1,268)

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at August 31, 2016 and 2015. The fair value of the Company's derivative instruments on the consolidated balance sheets was as follows:

Derivative Assets (in thousands)	August 31,
	2016	2015
Commodity — designated for hedge accounting	$4	$19
Commodity — not designated for hedge accounting	584	846
Foreign exchange — designated for hedge accounting	1,398	1,500
Foreign exchange — not designated for hedge accounting	750	3,088
Derivative assets (other current assets)*	$2,736	$5,453

Derivative Liabilities (in thousands)	August 31,
	2016	2015
Commodity — designated for hedge accounting	$5	$129
Commodity — not designated for hedge accounting	117	537
Foreign exchange — designated for hedge accounting	902	874
Foreign exchange — not designated for hedge accounting	1,161	1,263
Derivative liabilities (accrued expenses and other payables)*	$2,185	$2,803
_________________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of August 31, 2016 and 2015, substantially all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

All of the instruments are highly liquid and were not entered into for trading purposes.

NOTE 14. FAIR VALUE

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$278,759	$278,759	$—	$—
Commodity derivative assets (2)	588	584	4	—
Foreign exchange derivative assets (2)	2,148	—	2,148	—
Liabilities:
Commodity derivative liabilities (2)	122	117	5	—
Foreign exchange derivative liabilities (2)	2,063	—	2,063	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$271,840	$271,840	$—	$—
Commodity derivative assets (2)	865	846	19	—
Foreign exchange derivative assets (2)	4,588	—	4,588	—
Liabilities:
Commodity derivative liabilities (2)	666	537	129	—
Foreign exchange derivative liabilities (2)	2,137	—	2,137	—
_________________

(1) Money market investments are short-term in nature, and the value is determined by broker quoted prices in active markets. The investment portfolio mix can change each period based on the Company's assessment of investment options.

(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or the New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Further discussion regarding the Company's use of derivative instruments and the classification of the assets and liabilities is included in Note 13, Derivatives and Risk Management.

On June 10, 2016, the Company, through its wholly owned Australian subsidiary, G.A.M. Steel Pty. Ltd., signed a definitive asset sale agreement to sell its remaining steel distribution assets located in Australia. During the third quarter of fiscal 2016, the Company recorded an impairment charge of $15.8 million, including the impact of an approximate $13.5 million accumulated foreign currency translation loss, on this remaining component of the Australian steel distribution business that was classified as held for sale at May 31, 2016. The signed definitive asset sale agreement (Level 3) was the basis for the determination of fair value of this component. This impairment charge was recorded in loss from discontinued operations during the year ended August 31, 2016.

In the fourth quarter of fiscal 2016, the Company prepared an impairment analysis on long-lived asset groups within the Americas Recycling segment and determined the carrying value of certain fixed assets exceeded their fair value as determined using market and income approaches. Determining the fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be level 3 inputs, including projected cash flows over the estimated projection period and the discount rate. The resulting $38.9 million non-recurring impairment charges were recorded within the Americas Recycling segment. See Note 8, Long-Lived Asset Impairment and Facility Closure Costs, for additional information. After consideration of the non-recurring impairment charges, the fair value of the Americas Recycling segment's fixed assets was $82.8 million at August 31, 2016. There were no other material non-recurring fair value remeasurements during fiscal years ended August 31, 2016 and 2015.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets are as follows:

		August 31, 2016		August 31, 2015
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 Notes (1)	Level 2	$330,000	$332,010	$330,000	$300,630
2018 Notes (1)	Level 2	408,874	432,303	513,680	530,000
2017 Notes (1)	Level 2	302,601	311,250	405,573	419,400
_________________
(1) The fair value of the notes is determined based on indicated market values.

NOTE 15. INCOME TAX

The components of earnings from continuing operations before income taxes are as follows:

	Year Ended August 31,
(in thousands)	2016	2015	2014
United States	$49,279	$118,455	$122,024
Foreign	35,911	27,520	42,933
Total	$85,190	$145,975	$164,957

The income taxes (benefit) included in the consolidated statements of earnings are as follows:

	Year Ended August 31,
(in thousands)	2016	2015	2014
Current:
United States	$5,224	$53,258	$11,799
Foreign	6,991	3,329	2,965
State and local	4,130	2,830	4,157
Current taxes	$16,345	$59,417	$18,921
Deferred:
United States	$(4,423)	$(14,219)	$29,184
Foreign	254	722	4,457
State and local	303	488	(3,499)
Deferred taxes	$(3,866)	$(13,009)	$30,142
Total income taxes on income	$12,479	$46,408	$49,063
Income taxes (benefit) on discontinued operations	(168)	(436)	1,712
Income taxes on continuing operations	$12,647	$46,844	$47,351

A reconciliation of the federal statutory rate to the Company's effective income tax rate from continuing operations is as follows:

	Year Ended August 31,
(in thousands)	2016	2015	2014
Income tax expense at statutory rate of 35%	$29,818	$51,091	$57,735
State and local taxes	2,095	2,152	116
Section 199 manufacturing deduction	(4,694)	(4,017)	(1,199)
Foreign rate differential	(2,015)	(2,404)	(6,290)
Foreign tax impairment on valuation of subsidiaries	(60,204)	—	—
Change in valuation allowance	70,784	12,305	19,978
Deferred compensation	(1,375)	772	(4,164)
Nontaxable foreign interest	(16,063)	(16,712)	(16,506)
Audit settlement	(10,264)	—	—
Other	4,565	3,657	(2,319)
Income tax expense on continuing operations	$12,647	$46,844	$47,351
Effective income tax rates from continuing operations	14.8%	32.1%	28.7%

The Company's effective income tax rates from discontinued operations for the years ended August 31, 2016, 2015 and 2014 were 0.9%, 2.2% and (64.6)%, respectively.

The Company's effective income tax rate from continuing operations was 14.8% for the year ended August 31, 2016, compared to the statutory rate of 35%. Several factors influence the effective tax rate. Items that benefited the effective tax rate include:
(i) net favorable adjustments resulting from the settlement of an audit, including the release of certain unrecognized tax benefits for which the accruals were greater than the amount assessed,
(ii) benefit for domestic production activity income pursuant to Section 199 of the Internal Revenue Code (“Section 199”),
(iii) a non-taxable gain on assets related to our non-qualified Benefits Restoration Plan (“BRP”), and
(iv) the proportion of our global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19%.
Items negatively impacting the effective tax rate include:
(a) U.S. state and local taxes imposed on the release of unrecognized tax benefits, and
(b) losses from operations in certain jurisdictions where the Company maintains a valuation allowance, thus providing no benefit for such losses.

For the year ended August 31, 2015, the effective income tax rate from continuing operations was 32.1% compared to the statutory rate of 35%. Items that benefited the effective tax rate include:
(i) income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, and
(ii) benefit for domestic production activity under Section 199.
Items that had a negative impact on the effective tax rate include:
(a) U.S. state and local taxes imposed on income from domestic operations,
(b) losses from operations in certain jurisdictions where the Company maintains a valuation allowance, thus providing no benefit for such losses, and
(c) a non-deductible loss on BRP assets.

For the year ended August 31, 2014, the effective income tax rate from continuing operations was 28.7%. It was lower than the statutory income tax rate of 35% because the Company earned a higher proportion of its global income from operations in countries which have lower income tax rates than the U.S., notably Poland. Additionally, the Company realized a benefit under Section 199 for domestic production activity, and had a non-taxable gain on BRP assets.

The Company made net payments of $50.2 million, $61.0 million and $11.8 million for income taxes for the years ended August 31, 2016, 2015 and 2014, respectively.

The income tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	August 31,
(in thousands)	2016	2015
Deferred tax assets:
Deferred compensation and employee benefits	$45,496	$48,309
Net operating losses and credits	154,606	78,838
Reserves and other accrued expenses	18,831	21,381
Allowance for doubtful accounts	2,438	3,334
Intangibles	6,214	8,084
Other	768	9,562
Total deferred tax assets	228,353	169,508
Valuation allowance for deferred tax assets	(153,011)	(79,965)
Deferred tax assets, net	$75,342	$89,543
Deferred tax liabilities:
Fixed assets	$96,100	$102,143
Inventory	30,822	40,859
Other	2,799	3,981
Total deferred tax liabilities	$129,721	$146,983
Net deferred tax liabilities	$(54,379)	$(57,440)

Net operating losses giving rise to deferred tax assets consist of $324.0 million of state net operating losses that expire during the tax years ending from 2017 to 2036 and foreign net operating losses of $461.0 million that expire in varying amounts beginning in 2018 (with certain amounts having indefinite lives). These assets will be reduced as income tax expense is recognized in future periods.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. During the year ended August 31, 2016, the Company recorded a valuation allowance of $73.0 million related to net operating loss carryforwards in certain state and foreign jurisdictions due to the uncertainty of their realization. Such valuation allowance is largely attributed to a loss generated by a foreign tax impairment charge on valuation of subsidiaries. During the year ended August 31, 2015, the Company recorded a valuation allowance in the amount of $10.2 million related to net operating loss carryforwards in certain state and foreign jurisdictions due to the uncertainty of their realization.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of August 31, 2016, the Company had not made a provision for U.S. or additional foreign withholding taxes on approximately $537.0 million of undistributed earnings and profits associated with the excess of the amount for financial reporting over the income tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The unrecognized income tax benefits as of August 31, 2016 were $9.5 million, all of which, if recognized, would have impacted the Company's effective income tax rate at the end of fiscal 2016. The unrecognized income tax benefits as of both August 31, 2015 and 2014 were $27.3 million, of which $12.0 million, if recognized, would have impacted the Company's effective tax rate for the end of both fiscal 2015 and 2014.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	August 31,
(in thousands)	2016	2015	2014
Balance at September 1	$27,349	$27,349	$28,551
Change in tax positions of current year	—	—	—
Change for tax positions of prior years	—	—	(1,202)
Reductions due to settlements with taxing authorities	(17,827)	—	—
Balance at August 31	$9,522	$27,349	$27,349

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent liability for uncertain income tax positions. At August 31, 2016 and 2015, the Company had accrued interest and penalties related to uncertain tax positions of $1.0 million and $4.2 million, respectively.

During the twelve months ending August 31, 2017, we do not currently anticipate that the statute of limitations pertaining to positions of the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions will be finalized. As a result, we do not anticipate any changes in the total amount of unrecognized income tax benefits nor any reduction to the provision for income taxes related to such.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2009 and forward
U.S. States — 2009 and forward
Foreign — 2010 and forward

The Company recently completed an IRS exam for the years 2009 through 2011 and received confirmation from the United States Congress Joint Committee on Taxation that all matters were settled with the exception of R&D credits, which are still under review. In addition, the Company is under examination with certain state revenue authorities for the years 2009 to 2015. Management believes the Company's recorded income tax liabilities as of August 31, 2016 sufficiently reflect the anticipated outcome of these examinations.

NOTE 16. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans provide for the issuance of incentive and non-qualified stock options, restricted stock and units, stock appreciation rights and performance-based awards. The Compensation Committee of CMC's Board of Directors (the "Compensation Committee") approves all awards that are granted under the Company's stock-based compensation plans. Stock-based compensation expense for the years ended August 31, 2016, 2015 and 2014 of $26.4 million, $23.5 million and $18.1 million, respectively, is mainly included in selling, general and administrative expenses on the Company's consolidated statements of earnings. As of August 31, 2016, total unrecognized compensation cost related to unvested stock-based compensation arrangements was $22.4 million, which is expected to be recognized over a weighted-average period of three years, except for certain restricted stock units granted during fiscal 2014, which will vest over a weighted-average period of four years.

The following table summarizes the total awards granted:

	Restricted Stock Awards/Units	Performance Awards
2016 Grants	1,137,000	540,295
2015 Grants	987,574	462,496
2014 Grants	1,191,544	450,233

As of August 31, 2016, CMC had 9,394,846 shares available for future grants.

Restricted Stock Units

Restricted stock units issued under the Company's stock-based compensation plans provide that units awarded may not be sold, transferred, pledged or assigned until service-based restrictions have lapsed. The restricted stock units granted to U.S. employees generally vest and are converted to CMC common stock in three equal installments on each of the first three anniversaries of the date of grant. The restricted stock units granted to non-U.S. employees generally vest and are settled in cash in three equal installments on each of the first three anniversaries of the date of grant. Generally, upon termination of employment, restricted stock units that have not vested are forfeited. Upon death, disability or qualifying retirement, a pro-rata portion of the unvested restricted stock awarded will vest and become payable.

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

Performance Stock Units

Performance stock units issued under the Company's stock-based compensation plans provide that units awarded may not be sold, transferred, pledged or assigned until service-based restrictions have lapsed and any performance objectives have been attained as established by the Compensation Committee. Recipients of these awards generally must be actively employed by and providing services to the Company on the last day of the performance period in order to receive an award payout. Upon death, disability or qualifying retirement, a pro-rata portion of the performance stock units will vest and become payable at the end of the performance period.

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

Performance targets established by the Compensation Committee for performance stock units awarded in fiscal years 2016, 2015 and 2014 are weighted 75% based on the Company's cumulative EBITDA targets and positive return on invested capital for the fiscal year in which the awards were granted and the succeeding two fiscal years, as approved by CMC's Board of Directors in the respective year's business plan, and 25% based on a three year relative total stockholder return metric. Performance stock units awarded to U.S. participants will be settled in CMC common stock. Award payouts range from a threshold of 50% to a maximum of 200% for each portion of the target awards. The performance stock units awarded in fiscal years 2016 and 2015 associated with the cumulative EBITDA targets have been classified as liability awards since the final EBITDA target will not be set until the third year of the performance period. Consequently, these awards are included in accrued expenses and other payables on the Company's consolidated balance sheets. The fair value of these performance stock units is remeasured each reporting period and is recognized ratably over the service period. The performance stock units awarded in fiscal 2014, as well as the performance stock units associated with the total stockholder return metric were valued at fair value on the date of grant using the Monte Carlo pricing model and are included in equity on the Company's consolidated balance sheets.

Performance stock units awarded to non-U.S. participants in fiscal 2016, 2015 and 2014 will be settled in cash. The fair value of the performance stock units is remeasured each reporting period and is recognized ratably over the service period. The liability related to these awards is included in accrued expenses and other payables on the Company's consolidated balance sheets.

In fiscal 2014, the Company reassessed the probability of achieving the specified performance conditions related to performance stock units awarded in fiscal 2012 and determined the Company did not meet the EBITDA and return on net assets targets at the end of the service period. As a result, the compensation cost previously recognized for these performance stock units was reversed in fiscal 2014.

Information for restricted stock units and performance stock units, excluding the cash component, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Outstanding as of September 1, 2013	1,907,418	$13.57
Granted	1,275,355	16.89
Vested	(737,870)	13.55
Forfeited	(364,323)	14.94
Outstanding as of August 31, 2014	2,080,580	15.37
Granted	1,468,696	15.79
Vested	(712,279)	14.33
Forfeited	(103,663)	15.51
Outstanding as of August 31, 2015	2,733,334	15.86
Granted	1,612,772	15.83
Vested	(1,471,436)	14.47
Forfeited	(174,440)	17.60
Outstanding as of August 31, 2016	2,700,230	$16.49

The total fair value of shares vested during fiscal years 2016, 2015 and 2014 was $21.3 million, $10.2 million and $10.0 million, respectively.

The Company granted 464,782 and 392,517 equivalent shares of restricted stock units and performance stock units accounted for as liability awards during the years ended August 31, 2016 and 2015, respectively. As of August 31, 2016, the Company had 871,182 equivalent shares of awards outstanding and expects 829,343 equivalent shares to vest.

Stock Appreciation Rights and Stock Options

Stock appreciation rights and stock options are awarded to certain employees with an exercise price equal to the market value of CMC common stock on the date of grant. No stock appreciation rights or stock options were granted during the years ended August 31, 2016, 2015, and 2014.

Combined activity for the Company's stock appreciation rights and stock options, excluding the cash component, is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of September 1, 2013	2,653,430	$24.07
Exercised	(223,473)	11.84
Forfeited/Expired	(992,926)	32.93
Outstanding as of August 31, 2014	1,437,031	$19.85	2.7	$4,384,668
Exercised	(142,604)	11.80
Forfeited/Expired	(452,210)	35.10
Outstanding as of August 31, 2015	842,217	$13.04	2.7	$2,243,765
Exercised	(418,378)	12.10
Forfeited/Expired	(64,845)	11.60
Outstanding as of August 31, 2016	358,994	$14.39	1.7	$405,864
Exercisable at August 31, 2016	358,994	$14.39	1.7	$405,864
Remaining unvested stock appreciation rights and stock options expected to vest	—	$—

The total intrinsic value of stock appreciation rights and stock options exercised during fiscal years 2016 and 2014 was $2.2 million and $1.7 million, respectively. The total intrinsic value of stock appreciation rights and stock options exercised during fiscal 2015 was not material.

Information related to stock appreciation rights and stock options as of August 31, 2016 is summarized below:

			Stock Appreciation Rights and Stock Options Outstanding			Stock Appreciation Rights and Stock Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$11.60	-	14.12	241,771	1.9	$13.21	241,771	1.9	$13.21
$16.54	-	16.83	117,223	1.5	$16.82	117,223	1.5	$16.82
			358,994	1.7	$14.39	358,994	1.7	$14.39

No cash-settled stock appreciation rights were granted during the years ended August 31, 2016 and 2015. As of August 31, 2016, the Company had 38,446 equivalent shares of cash-settled stock appreciation rights outstanding and expects 36,524 equivalent shares of cash-settled stock appreciation rights to vest.

During the year ended August 31, 2013, the Company awarded 59,399 equivalent shares of stock appreciation rights to non-U.S. employees, which are settled in cash. The fair value of these stock appreciation rights was fully recognized as of August 31, 2016. The liability related to these awards is included in accrued expenses and other payables on the Company's consolidated balance sheets.

Stock Purchase Plan

Almost all U.S. resident employees with one year of service at the beginning of each calendar year may participate in the Company's employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors established the purchase discount of 15% based on market prices on specified dates for the years ended August 31, 2016, 2015 and 2014. Yearly activity of the stock purchase plan is as follows:

	2016	2015	2014
Shares subscribed	212,370	198,710	228,780
Price per share	$12.03	$13.73	$16.97
Shares purchased	156,860	172,170	221,570
Price per share	$13.71	$16.96	$12.61
Shares available for future issuance	3,646,714

NOTE 17. CAPITAL STOCK

Treasury Stock

During the first quarter of fiscal 2015, CMC's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of CMC's outstanding shares of common stock. The share repurchase program does not require us to acquire any dollar amount or number of shares of CMC's common stock and may be modified, suspended, extended or terminated at any time without prior notice. During the years ended August 31, 2016 and 2015, the Company purchased 2,255,069 and 2,902,218 shares of CMC common stock, respectively, at an average purchase price of $13.57 and $14.40 per share, respectively. The Company had remaining authorization to purchase $27.6 million of its common stock at August 31, 2016.

Preferred Stock

Preferred stock has a par value of $1.00 per share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series have such rights and preferences as may be fixed by CMC's Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

NOTE 18. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by a defined contribution retirement plan. This tax qualified plan is maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also provides certain eligible executives benefits pursuant to its BRP Plan equal to amounts that would have been available under the tax qualified ERISA plan, but were subject to the limitations of ERISA, tax laws and regulations. Company expenses for these plans, a portion of which are discretionary, are recorded in both cost of goods sold and selling, general and administrative expenses and totaled $25.0 million, $9.7 million and $19.3 million for the years ended August 31, 2016, 2015 and 2014, respectively.

The deferred compensation liability under the BRP Plan was $71.0 million and $72.3 million at August 31, 2016 and 2015, respectively, and is included in other long-term liabilities on the Company's consolidated balance sheets. Though under no obligation to fund the plan, the Company has segregated assets in a trust with a current value of $69.7 million and $66.6 million at August 31, 2016 and 2015, respectively, and such assets are included in other long-term assets on the Company's consolidated balance sheets. The net holding gain on these segregated assets was $5.4 million for the year ended August 31, 2016, an immaterial loss for the year ended August 31, 2015 and a gain of $13.3 million for the year ended August 31, 2014, and is included in net sales in the Company's consolidated statements of earnings.

A certain number of employees, primarily outside of the U.S., participate in defined benefit plans that are maintained in accordance with local regulations. The Company's expenses for these plans were $0.6 million, $0.7 million and $2.0 million for the years ended August 31, 2016, 2015 and 2014, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of earnings. The Company recognizes the unfunded status of the defined benefit plans as a liability with a corresponding reduction to accumulated other comprehensive income, net of income taxes. At August 31, 2016 and 2015, the Company's liability related to the unfunded status of the defined benefit plans was $1.6 million and $1.5 million, respectively, and is included in other long-term liabilities on the Company's consolidated balance sheets.

Because the defined benefit pension plans are not material to the Company's consolidated financial statements, disclosures that would have otherwise been required by GAAP have been omitted.

NOTE 19. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has operating leases relating principally to transportation and other equipment and real estate with varying terms. The majority of our lease agreements include renewal options to extend the agreements as necessary and certain leases include escalation clauses and/or purchase options. These leases do not contain any financial covenants for the Company. Minimum lease commitments payable by the Company for noncancelable operating leases are as follows:

Year Ending August 31,	(in thousands)
2017	$26,065
2018	24,574
2019	19,061
2020	14,932
2021	9,107
Thereafter	13,022
Total	$106,761

Total rental expense was $40.7 million, $52.8 million and $46.8 million in fiscal years 2016, 2015 and 2014, respectively.

Purchase Obligations

The Company regularly enters into future purchase commitments for materials, supplies, services and fixed assets related to ongoing operations. Approximately 68% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures. We do not expect potential payments under these provisions to materially affect results of operations or financial condition based upon reasonably likely outcomes derived by reference to experience and current business plans. These future purchase commitments are summarized below:

Year Ending August 31,	(in thousands)
2017	$538,763
2018	101,703
2019	48,569
2020	42,014
2021	11,457
Thereafter	7,011
Total	$749,517

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

In the third quarter of fiscal 2015, the Company recorded a $45.5 million benefit as a result of a termination of a contract with a customer, which is included in net sales on the Company's consolidated statements of earnings for fiscal 2015.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statutes to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At August 31, 2016 and 2015, the Company had $0.7 million and $1.0 million, respectively, accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $3.3 million and $4.3 million as of August 31, 2016 and 2015, respectively, of which $2.1 million and $2.4 million were classified as other long-term liabilities as of August 31, 2016 and 2015, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

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

NOTE 20. EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of basic and diluted earnings per share from continuing operations were as follows:

	August 31,
	2016	2015	2014
Earnings from continuing operations	$72,543	$99,131	$117,606

Basic earnings per share:
Shares outstanding for basic earnings per share	115,211,490	116,527,265	117,496,270

Basic earnings per share from continuing operations attributable to CMC	$0.63	$0.85	$1.00

Diluted earnings per share:
Shares outstanding for basic earnings per share	115,211,490	116,527,265	117,496,270
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,412,336	1,422,633	1,110,836
Shares outstanding for diluted earnings per share	116,623,826	117,949,898	118,607,106

Diluted earnings per share from continuing operations attributable to CMC	$0.62	$0.84	$0.99

Anti-dilutive shares not included above	274,251	371,273	679,916
The Company's restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.

NOTE 21. ACCRUED EXPENSES AND OTHER PAYABLES

Significant accrued expenses and other payables were as follows:

	August 31,
(in thousands)	2016	2015
Salaries and incentive compensation	$107,507	$97,968
Advance billings on contracts	28,856	30,412
Taxes other than income taxes	26,721	41,433
Insurance	23,550	23,123

NOTE 22. BUSINESS SEGMENTS

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

Corporate contains earnings on BRP assets and short term investments as well as expenses of the Company's corporate headquarters and interest expense related to its long-term debt.

The financial information presented for the International Marketing and Distribution segment excludes the operations of the Australian steel distribution business. This operation has been classified as discontinued operations in the consolidated statements of earnings. See Note 10, Businesses Held for Sale, Discontinued Operations and Dispositions for more information.

The Company uses adjusted operating profit from continuing operations to compare and to evaluate the financial performance of its segments. Adjusted operating profit is the sum of the Company's earnings from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
2016
Net sales-unaffiliated customers	$594,275	$839,432	$1,479,125	$516,643	$1,173,969	$7,082	$—	$4,610,526
Intersegment sales	111,479	659,416	10,330	543	15,627	—	(797,395)	—
Net sales	705,754	1,498,848	1,489,455	517,186	1,189,596	7,082	(797,395)	4,610,526
Adjusted operating profit (loss)	(61,284)	209,751	68,602	28,892	(7,087)	(95,085)	5,319	149,108
Interest expense*	2,210	1,942	8,356	2,608	3,524	43,591	—	62,231
Capital expenditures**	4,891	110,375	14,958	27,155	289	5,587	—	163,255
Depreciation and amortization	17,919	47,924	13,620	25,902	1,302	20,273	—	126,940
Asset impairment charges	38,900	—	—	208	726	194	—	40,028
Total assets***	188,873	798,481	659,165	372,492	564,068	1,034,053	(493,050)	3,124,082
2015
Net sales-unaffiliated customers	$887,068	$1,048,063	$1,612,084	$626,219	$1,814,319	$852	$—	$5,988,605
Intersegment sales	135,553	793,749	12,154	32	83,298	—	(1,024,786)	—
Net sales	1,022,621	1,841,812	1,624,238	626,251	1,897,617	852	(1,024,786)	5,988,605
Adjusted operating profit (loss)	(29,157)	255,507	22,424	17,555	35,376	(77,832)	1,409	225,282
Interest expense*	2,628	4,207	8,864	2,620	9,096	50,345	—	77,760
Capital expenditures**	12,811	67,203	14,883	15,413	296	5,194	—	115,800
Depreciation and amortization	17,460	46,780	17,509	28,087	1,928	20,739	—	132,503
Asset impairment charges	7,494	—	1,585	124	623	13	—	9,839
Total assets***	261,676	738,669	713,860	403,706	798,914	1,044,178	(552,577)	3,408,426
2014
Net sales-unaffiliated customers	$1,176,907	$1,198,249	$1,523,573	$822,224	$2,055,202	$14,283	$—	$6,790,438
Intersegment sales	190,163	793,085	13,912	969	65,335	—	(1,063,464)	—
Net sales	1,367,070	1,991,334	1,537,485	823,193	2,120,537	14,283	(1,063,464)	6,790,438
Adjusted operating profit (loss)	(5,687)	256,536	6,440	30,632	30,557	(72,347)	(302)	245,829
Interest expense*	2,700	7,059	10,222	4,608	6,924	45,524	—	77,037
Capital expenditures**	16,771	31,781	13,798	30,770	1,122	6,907	—	101,149
Depreciation and amortization	14,832	45,392	19,192	32,209	2,328	20,269	—	134,222
Asset impairment charges	1,592	—	—	567	172	974	—	3,305
Total assets***	316,967	762,549	734,500	466,449	822,679	1,048,517	(469,093)	3,682,568
________________________
* Includes intercompany interest expense (income) in the segments and is all eliminated within Corporate.
** Excludes capital expenditures from discontinued operations that were immaterial for the years ended August 31, 2016, 2015 and 2014.
*** Excludes total assets from discontinued operations of $6.8 million at August 31, 2016, $31.5 million at August 31, 2015 and $151.1 million at August 31, 2014.

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Year Ended August 31,
(in thousands)	2016	2015	2014
Earnings from continuing operations	$72,543	$99,131	$117,606
Income taxes	12,647	46,844	47,351
Interest expense	62,231	77,760	77,037
Discounts on sales of accounts receivable	1,687	1,547	3,835
Adjusted operating profit from continuing operations	$149,108	$225,282	$245,829

The following represents the Company's external net sales from continuing operations by major product and geographic area:

	Year Ended August 31,
(in thousands)	2016	2015	2014
Major product information:
Steel products	$3,156,028	$4,084,092	$4,500,093
Industrial materials	453,714	566,323	659,251
Nonferrous scrap	364,690	536,856	639,961
Ferrous scrap	287,713	428,192	659,578
Construction materials	242,961	220,232	199,154
Nonferrous products	13,456	10,443	8,761
Other	91,964	142,467	123,640
Net sales	$4,610,526	$5,988,605	$6,790,438

	Year Ended August 31,
(in thousands)	2016	2015	2014
Geographic area:
United States	$3,220,459	$4,199,789	$4,510,080
Europe	771,118	1,006,204	1,215,150
Asia	429,910	578,755	786,512
Australia/New Zealand	125,069	121,403	175,756
Other	63,970	82,454	102,940
Net sales	$4,610,526	$5,988,605	$6,790,438

The following table represents long-lived assets, net of accumulated depreciation and amortization, by geographic area:

	August 31,
(in thousands)	2016	2015	2014
United States	$803,245	$860,784	$864,491
Europe	177,778	189,796	243,280
Asia	5,863	7,692	8,814
Australia/New Zealand	534	1,292	11,309
Total long-lived assets	$987,420	$1,059,564	$1,127,894

NOTE 23. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 2016 and 2015 was as follows:

	Three Months Ended Fiscal 2016
(in thousands except per share data)	Nov. 30	Feb. 29	May 31	Aug. 31
Net sales*	$1,154,859	$1,019,697	$1,227,390	$1,208,580
Gross profit*	157,617	134,821	175,480	168,095
Net earnings (loss) attributable to CMC	25,063	10,502	19,328	(131)
Basic EPS attributable to CMC	0.22	0.09	0.17	0.00
Diluted EPS attributable to CMC	0.21	0.09	0.17	0.00

	Three Months Ended Fiscal 2015
(in thousands except per share data)	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales*	$1,679,990	$1,391,117	$1,506,002	$1,411,496
Gross profit*	179,923	147,075	192,148	157,703
Net earnings attributable to CMC	32,184	6,197	28,709	12,353
Effect of change in accounting principle on basic EPS attributable to CMC**	(0.04)	(0.41)	(0.24)	0.16
Basic EPS attributable to CMC	0.27	0.05	0.25	0.11
Effect of change in accounting principle on diluted EPS attributable to CMC**	(0.03)	(0.41)	(0.24)	0.16
Diluted EPS attributable to CMC	0.27	0.05	0.25	0.11
_________________________
* Excludes divisions classified as discontinued operations. See Note 10, Businesses Held for Sale, Discontinued Operations and Dispositions.
** Represents the effect of the retrospective application of the change in accounting principle from LIFO to weighted average cost or specific identification. See Note 2, Summary of Significant Accounting Policies.

NOTE 24. RELATED PARTY TRANSACTIONS

The Company had no significant related party transactions for the years ended August 31, 2016, 2015 and 2014.

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

(b) Management's Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2016, our internal control over financial reporting was effective. Our Management's Report on Internal Control Over Financial Reporting, as of August 31, 2016, can be found on page 53 of this Annual Report on Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting can be found on page 54 of this Annual Report on Form 10-K, each of which is incorporated by reference into this Item 9A.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for our 2017 annual meeting of stockholders (such proxy statement, the "2017 Proxy Statement"). Such information will be included in the 2017 Proxy Statement under the captions "Proposal 1: Election of Directors," "Certain Relationships and Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee Report" and "Corporate Governance; Board and Committee Matters." Information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K and incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required in response to this Item 11 is incorporated by reference into this Annual Report on Form 10-K from our 2017 Proxy Statement. Such information will be included in the 2017 Proxy Statement under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Part II, Item 5, "Equity Compensation Plans" in this Annual Report on Form 10-K. which is incorporated by reference into this Item 12. The other information required in response to this Item 12 is incorporated by reference into this Annual Report on Form 10-K from the 2017 Proxy Statement. Such information will be included in the 2017 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

To the extent applicable, information required in response to this Item 13 is incorporated by reference into this Annual Report on Form 10-K from the 2017 Proxy Statement. Such information will be included in the 2017 Proxy Statement under the caption "Certain Relationships and Related Person Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated by reference into this Annual Report on Form 10-K from the 2017 Proxy Statement. Such information will be included in the 2017 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."

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

3(i)(a)
Restated Certificate of Incorporation dated March 2, 1989 (filed as Exhibit 3(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

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

3(i)(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Third Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals Company's Annual Report on Form 10-K for the year ended August 31, 2015 and incorporated herein by reference).

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

10(ii)(h)
Amendment No. 5 to Receivables Purchase Agreement, dated July 29, 2016, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., Coöperatieve Rabobank U.A., and Nieuw Amsterdam Receivables Corporation B.V. (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed August 2, 2016 and incorporated herein by reference).

10(iii)(a)*
Second Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(a) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(b)*
Amendment Number One to the Second Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10.3 to Commercial Metals Company's Current Report on Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(c)*
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

10(iii)(f)*
Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

10(iii)(g)*	Form of Restricted Stock Unit Award Agreement (filed herewith).

10(iii)(h)*
Form of Non-Employee Director Stock Appreciation Rights Agreement (filed as Exhibit 10(iii)(q) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(i)*	Form of Performance Award Agreement (filed herewith).

EXHIBIT
NO.	DESCRIPTION

10(iii)(j)*
Employment Agreement, dated April 16, 2010, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.4 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 and incorporated herein by reference).

10(iii)(k)*
First Amendment to Employment Agreement, dated April 8, 2011, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed April 11, 2011 and incorporated herein by reference).

10(iii)(l)*
Second Amendment to Employment Agreement, dated May 26, 2011, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.6 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(m)*
Third Amendment to Employment Agreement, dated September 1, 2011, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10(iii)(dd) to Commercial Metals Company's Annual Report on Form 10-K for the year ended August 31, 2011 and incorporated herein by reference).

10(iii)(n)*
Terms and Conditions of Employment, dated May 3, 2011, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(o)*
Second Amendment to Terms and Conditions of Employment, dated January 18, 2016, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 99.1 to Commercial Metals Company's Current Report on Form 8-K filed January 19, 2016 and incorporated herein by reference).

10(iii)(p)*
Second Amendment to Employment Agreement, dated September 30, 2016, by and between Tracy L. Porter and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed October 3, 2016 and incorporated herein by reference).

10(iii)(q)*	Commercial Metals Company 2013 Long-Term Equity Incentive Plan (filed as Appendix B to Commercial Metals Company's Proxy Statement filed on December 12, 2012, and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Commercial Metals Company (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31(a)	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of Mary A. Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)
Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32(b)
Certification of Mary A. Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

*	Denotes management contract or compensatory plan.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions			Deductions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Year Ended August 31, 2016
Allowance for doubtful accounts	$9,033	6,878	1,007	(1)	—	(10,491)	(2)	$6,427
Deferred tax valuation allowance	79,965	74,114			(1,068)			153,011
Inventory allowance	33,196	14,984			(27,795)			20,385
Year Ended August 31, 2015
Allowance for doubtful accounts	$5,908	4,142	306	(1)	(661)	(662)	(2)	$9,033
Deferred tax valuation allowance	69,762	17,746			(7,543)			79,965
Inventory allowance	4,993	36,767			(8,564)			33,196
Year ended August 31, 2014
Allowance for doubtful accounts	$10,042	647	842	(1)	(1,544)	(4,079)	(2)	$5,908
Deferred tax valuation allowance	48,837	24,964			(4,039)			69,762
Inventory allowance	3,581	3,813			(2,401)			4,993

(1)	Recoveries and translation adjustments.

(2)
Uncollectable accounts charged to the allowance. For the years ended August 31, 2016, 2015 and 2014, $(1,401), $(1,695) and $(1,010) were reclassified to the fair value of the deferred purchase price under our sale of accounts receivables program, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Joseph Alvarado
Joseph Alvarado
Chairman of the Board, President and Chief Executive Officer
Date: October 31, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph Alvarado	/s/ Sarah E. Raiss

Joseph Alvarado, October 31, 2016	Sarah E. Raiss, October 31, 2016
Chairman of the Board, President and Chief Executive Officer	Director

/s/ Richard B. Kelson	/s/ J. David Smith

Richard B. Kelson, October 31, 2016	J. David Smith, October 31, 2016
Lead Director	Director

/s/ Vicki L. Avril	/s/ Charles L. Szews

Vicki L. Avril, October 31, 2016	Charles L. Szews, October 31, 2016
Director	Director

/s/ Rhys J. Best	/s/ Joseph C. Winkler

Rhys J. Best, October 31, 2016	Joseph C. Winkler, October 31, 2016
Director	Director

/s/ Robert L. Guido	/s/ Mary A. Lindsey

Robert L. Guido, October 31, 2016	Mary A. Lindsey, October 31, 2016
Director	Vice President and Chief Financial Officer

/s/ Anthony A. Massaro	/s/ Adam R. Hickey

Anthony A. Massaro, October 31, 2016	Adam R. Hickey, October 31, 2016
Director	Vice President and Controller

/s/ Rick J. Mills

Rick J. Mills, October 31, 2016
Director

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
2(a)†
Stock Purchase Agreement, dated October 17, 2013, by and among Commercial Metals Company, Howell Metal Company and Mueller Copper Tube Products, Inc. (filed as Exhibit 10(i) to Commercial Metals Company's Current Report on Form 8-K filed October 23, 2013 and incorporated herein by reference).

3(i)(a)
Restated Certificate of Incorporation dated March 2, 1989 (filed as Exhibit 3(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

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

3(i)(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Third Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals Company's Annual Report on Form 10-K for the year ended August 31, 2015 and incorporated herein by reference).

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

10(ii)(h)
Amendment No. 5 to Receivables Purchase Agreement, dated July 29, 2016, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., Coöperatieve Rabobank U.A., and Nieuw Amsterdam Receivables Corporation B.V. (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed August 2, 2016 and incorporated herein by reference).

10(iii)(a)*
Second Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10(iii)(a) to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ending February 28, 2007 and incorporated herein by reference).

10(iii)(b)*
Amendment Number One to the Second Amended and Restated 1999 Non-Employee Director Stock Option Plan (filed as Exhibit 10.3 to Commercial Metals Company's Current Report on Form 8-K filed January 28, 2010 and incorporated herein by reference).

10(iii)(c)*
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

10(iii)(f)*
Form of Executive Employment Continuity Agreement (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 and incorporated herein by reference).

10(iii)(g)*	Form of Restricted Stock Unit Award Agreement (filed herewith).

10(iii)(h)*
Form of Non-Employee Director Stock Appreciation Rights Agreement (filed as Exhibit 10(iii)(q) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(i)*	Form of Performance Award Agreement (filed herewith).

10(iii)(j)*
Employment Agreement, dated April 16, 2010, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.4 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 and incorporated herein by reference).

10(iii)(k)*
First Amendment to Employment Agreement, dated April 8, 2011, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed April 11, 2011 and incorporated herein by reference).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10(iii)(l)*
Second Amendment to Employment Agreement, dated May 26, 2011, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.6 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(m)*
Third Amendment to Employment Agreement, dated September 1, 2011, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10(iii)(dd) to Commercial Metals Company's Annual Report on Form 10-K for the year ended August 31, 2011 and incorporated herein by reference).

10(iii)(n)*
Terms and Conditions of Employment, dated May 3, 2011, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(o)*
Second Amendment to Terms and Conditions of Employment, dated January 18, 2016, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 99.1 to Commercial Metals Company's Current Report on Form 8-K filed January 19, 2016 and incorporated herein by reference).

10(iii)(p)*
Second Amendment to Employment Agreement, dated September 30, 2016, by and between Tracy L. Porter and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed October 3, 2016 and incorporated herein by reference).

10(iii)(q)*	Commercial Metals Company 2013 Long-Term Equity Incentive Plan (filed as Appendix B to Commercial Metals Company's Proxy Statement filed on December 12, 2012, and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Commercial Metals Company (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31(a)	Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of Mary A. Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)
Certification of Joseph Alvarado, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32(b)
Certification of Mary A. Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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