Form 10-Q
period 2016-11-30
COMMERCIAL METALS CO
filed 2017-01-09
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of January 5, 2017 was 115,566,107.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,
(in thousands, except share data)	2016	2015
Net sales	$1,075,063	$1,154,859
Costs and expenses:
Cost of goods sold	943,071	997,242
Selling, general and administrative expenses	108,867	101,908
Interest expense	13,298	18,304
	1,065,236	1,117,454

Earnings from continuing operations before income taxes	9,827	37,405
Income taxes	2,653	11,772
Earnings from continuing operations	7,174	25,633

Loss from discontinued operations before income tax benefit	(917)	(572)
Income tax benefit	(18)	(2)
Loss from discontinued operations	(899)	(570)

Net earnings	6,275	25,063
Less net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to CMC	$6,275	$25,063

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.06	$0.22
Loss from discontinued operations	(0.01)	—
Net earnings	$0.05	$0.22

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.06	$0.22
Loss from discontinued operations	(0.01)	(0.01)
Net earnings	$0.05	$0.21

Cash dividends per share	$0.12	$0.12
Average basic shares outstanding	115,097,467	116,022,241
Average diluted shares outstanding	116,604,789	117,339,445
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2016	2015
Net earnings attributable to CMC	$6,275	$25,063
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(21,531)	(21,995)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss), net of income taxes of $10 and $(147)	132	(9)
Reclassification for gain included in net earnings, net of income taxes of $(47) and $(49)	(190)	(118)
Net unrealized loss on derivatives, net of income taxes of $(37) and $(196)	(58)	(127)
Defined benefit obligation:
Amortization of prior services, net of income taxes of $(2) and $(1)	(9)	(1)
Defined benefit obligation, net of income taxes of $(2) and $(1)	(9)	(1)
Other comprehensive loss	(21,598)	(22,123)
Comprehensive income (loss)	$(15,323)	$2,940
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	November 30, 2016	August 31, 2016
Assets
Current assets:
Cash and cash equivalents	$465,167	$517,544
Accounts receivable (less allowance for doubtful accounts of $5,652 and $6,427)	716,640	765,784
Inventories, net	633,764	652,754
Other current assets	97,099	112,043
Total current assets	1,912,670	2,048,125
Property, plant and equipment:
Land	70,408	70,291
Buildings and improvements	481,293	487,305
Equipment	1,638,751	1,655,909
Construction in process	140,077	111,156
	2,330,529	2,324,661
Less accumulated depreciation and amortization	(1,437,329)	(1,429,612)
	893,200	895,049
Goodwill	66,114	66,373
Other noncurrent assets	130,596	121,322
Total assets	$3,002,580	$3,130,869
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$224,395	$243,532
Accounts payable-documentary letters of credit	317	5
Accrued expenses and other payables	202,847	264,112
Current maturities of long-term debt	312,892	313,469
Total current liabilities	740,451	821,118
Deferred income taxes	50,183	63,021
Other long-term liabilities	126,693	121,351
Long-term debt	755,161	757,948
Total liabilities	1,672,488	1,763,438
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,549,560 and 114,635,596 shares, respectively	1,290	1,290
Additional paid-in capital	334,039	358,745
Accumulated other comprehensive loss	(134,512)	(112,914)
Retained earnings	1,365,401	1,372,988
Less treasury stock, 13,511,104 and 14,425,068 shares at cost	(236,285)	(252,837)
Stockholders' equity attributable to CMC	1,329,933	1,367,272
Stockholders' equity attributable to noncontrolling interests	159	159
Total stockholders' equity	1,330,092	1,367,431
Total liabilities and stockholders' equity	$3,002,580	$3,130,869
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2016	2015
Cash flows from (used by) operating activities:
Net earnings	$6,275	$25,063
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	30,290	31,991
Deferred income taxes	(12,418)	(14,058)
Stock-based compensation	8,245	6,266
Amortization of interest rate swaps termination gain	(1,899)	(1,899)
Provision for losses on receivables, net	1,528	2,071
Write-down of inventories	508	2,657
Asset impairment	462	—
Tax benefit from stock plans	(334)	(25)
Net (gain) loss on sales of assets and other	41	(2,830)
Changes in operating assets and liabilities:
Accounts receivable	30,085	166,661
Advance payments on sale of accounts receivable program, net	8,269	10,678
Inventories	10,678	78,700
Accounts payable, accrued expenses and other payables	(70,390)	(76,449)
Changes in other operating assets and liabilities	(12,294)	(9,253)
Net cash flows from (used by) operating activities	(954)	219,573

Cash flows from (used by) investing activities:
Capital expenditures	(42,965)	(11,169)
Decrease in restricted cash	16,609	—
Proceeds from the sale of subsidiaries	524	—
Proceeds from the sale of property, plant and equipment and other	179	2,813
Net cash flows used by investing activities	(25,653)	(8,356)

Cash flows from (used by) financing activities:
Cash dividends	(13,862)	(13,978)
Stock issued under incentive and purchase plans, net of forfeitures	(7,661)	(7,628)
Repayments on long-term debt	(3,161)	(2,909)
Tax benefit from stock plans	334	25
Increase (decrease) in documentary letters of credit, net	320	(9,752)
Short-term borrowings, net change	—	(20,090)
Treasury stock acquired	—	(4,555)
Decrease in restricted cash	—	1
Net cash flows used by financing activities	(24,030)	(58,886)
Effect of exchange rate changes on cash	(1,740)	(466)
Increase (decrease) in cash and cash equivalents	(52,377)	151,865
Cash and cash equivalents at beginning of year	517,544	485,323
Cash and cash equivalents at end of period	$465,167	$637,188

Supplemental information:
Noncash activities:
Liabilities related to additions of property, plant and equipment	$20,202	$7,562
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2015	129,060,664	$1,290	$365,863	$(113,535)	$1,373,568	(13,425,326)	$(245,961)	$149	$1,381,374
Net earnings					25,063				25,063
Other comprehensive loss				(22,123)					(22,123)
Cash dividends ($0.12 per share)					(13,978)				(13,978)
Treasury stock acquired						(316,086)	(4,555)		(4,555)
Issuance of stock under incentive and purchase plans, net of forfeitures			(25,193)			912,939	17,565		(7,628)
Stock-based compensation			4,965						4,965
Tax benefit from stock plans			25						25
Reclassification of share-based liability awards			3,035						3,035
Balance, November 30, 2015	129,060,664	$1,290	$348,695	$(135,658)	$1,384,653	(12,828,473)	$(232,951)	$149	$1,366,178

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2016	129,060,664	$1,290	$358,745	$(112,914)	$1,372,988	(14,425,068)	$(252,837)	$159	$1,367,431
Net earnings					6,275				6,275
Other comprehensive loss				(21,598)					(21,598)
Cash dividends ($0.12 per share)					(13,862)				(13,862)
Issuance of stock under incentive and purchase plans, net of forfeitures			(24,213)			913,964	16,552		(7,661)
Stock-based compensation			3,285						3,285
Tax benefit from stock plans			334						334
Reclassification of share-based liability awards			1,231						1,231
Reclassification of share-based equity awards			(5,343)						(5,343)
Balance, November 30, 2016	129,060,664	$1,290	$334,039	$(134,512)	$1,365,401	(13,511,104)	$(236,285)	$159	$1,330,092
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the fiscal year ended August 31, 2016 filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission ("SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income (loss), cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended August 31, 2016. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncements

In the first quarter of fiscal 2017, the Company adopted Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805), issued by the Financial Accounting Standards Board (the "FASB") requiring the acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance was adopted on a prospective basis and did not have an impact on the Company's consolidated financial statements.

In the first quarter of fiscal 2017, the Company adopted ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), issued by the FASB requiring an entity to account for fees paid in a cloud computing arrangement as a license of internal-use software. The guidance was adopted on a prospective basis and did not have an impact on the Company's consolidated financial statements.

In the first quarter of fiscal 2017, the Company adopted ASU 2015-02, Consolidation (Topic 810), issued by the FASB modifying the evaluation of whether limited partnerships and similar legal entities are voting interest entities ("VIEs"). The guidance was adopted on a retrospective basis and did not have an impact on the Company's consolidated financial statements.

In the first quarter of fiscal 2017, the Company adopted ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), issued by the FASB eliminating the concept of extraordinary items. Under this guidance, an entity is no longer allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations. The guidance was adopted on a prospective basis and did not have an impact on the Company's consolidated financial statements.

In the first quarter of fiscal 2017, the Company adopted ASU 2014-13, Consolidation (Topic 810), issued by the FASB providing a measurement alternative to the existing fair value measurement guidance. When the measurement alternative is elected, the financial assets and liabilities are measured using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The guidance was adopted on a retrospective basis and did not have an impact on the Company's consolidated financial statements.

In the first quarter of fiscal 2017, the Company adopted ASU 2014-12, Compensation - Stock Compensation (Topic 718), issued by the FASB requiring entities to account for a performance target as a performance condition if the target affects vesting and could be achieved after the requisite service period. The guidance was followed by the Company prior to its adoption and therefore had no impact on the Company's consolidated financial statements upon adoption.

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), simplifying several aspects of accounting for share-based payment transactions, including recognizing excess tax benefits and deficiencies as income tax expense or benefit in the statement of earnings, classifying excess tax benefits and expenses as an operating activity within the statement of cash flows, and an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur. The provisions of this guidance related to excess tax benefits and deficiencies are to be applied on a prospective basis. If elected, the provisions of this guidance related to forfeitures are to be applied using a modified retrospective approach. This guidance is effective for fiscal years, and interim periods therein, beginning after December 15, 2016, with early adoption permitted. The Company intends to early adopt this guidance during fiscal year 2017 and is currently evaluating the impact this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has modified the standard thereafter. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard includes expanded disclosure requirements. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 and will be effective for the Company beginning September 1, 2018, at which point the Company plans to adopt the standard. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to evaluate the available adoption methods and the potential impact this standard will have on the consolidated financial statements.
NOTE 2. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"), net of income taxes:

	Three Months Ended November 30, 2016
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2016	$(112,255)	$2,186	$(2,845)	$(112,914)
Other comprehensive income (loss) before reclassifications	(21,531)	132	—	(21,399)
Amounts reclassified from AOCI	—	(190)	(9)	(199)
Net other comprehensive loss	(21,531)	(58)	(9)	(21,598)
Balance, November 30, 2016	$(133,786)	$2,128	$(2,854)	$(134,512)

	Three Months Ended November 30, 2015
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2015	$(113,081)	$2,305	$(2,759)	$(113,535)
Other comprehensive loss before reclassifications	(21,995)	(9)	—	(22,004)
Amounts reclassified from AOCI	—	(118)	(1)	(119)
Net other comprehensive loss	(21,995)	(127)	(1)	(22,123)
Balance, November 30, 2015	$(135,076)	$2,178	$(2,760)	$(135,658)

The significant items reclassified out of AOCI and the corresponding line items in the condensed consolidated statements of earnings to which the items were reclassified were as follows:

		Three Months Ended November 30,
Components of AOCI (in thousands)	Location	2016	2015
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(92)	$(51)
Foreign exchange	Net sales	(85)	57
Foreign exchange	Cost of goods sold	128	(8)
Foreign exchange	SG&A expenses	152	35
Interest rate	Interest expense	134	134
		237	167
Income tax effect	Income taxes	(47)	(49)
Net of income taxes		$190	$118
Defined benefit obligation:
Amortization of prior services	SG&A expenses	$11	$2
Income tax effect	Income taxes	(2)	(1)
Net of income taxes		$9	$1
Amounts in parentheses reduce earnings.

NOTE 3. SALES OF ACCOUNTS RECEIVABLE

During the fourth quarter of fiscal 2016, the Company entered into a fifth amended $200.0 million U.S. sale of trade accounts receivable program which expires on August 15, 2019. Under the program, Commercial Metals Company contributes, and several of its subsidiaries sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity formed for the sole purpose of buying and selling trade accounts receivable generated by the Company. CMCRV sells the trade accounts receivable in their entirety to two financial institutions. Under the amended U.S. sale of trade accounts receivable program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable sold. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows. Additionally, the U.S. sale of trade accounts receivable program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the Credit Agreement described in Note 7, Credit Arrangements.

At November 30, 2016 and August 31, 2016, under its U.S. sale of trade accounts receivable program, the Company had sold $219.4 million and $215.9 million of trade accounts receivable, respectively, to the financial institutions. At November 30, 2016 and August 31, 2016, the Company had no advance payments outstanding on the sale of its trade accounts receivable.

In addition to the U.S. sale of trade accounts receivable program described above, the Company's international subsidiaries in Poland and Australia have sold trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy and are removed from the consolidated balance sheets. The Polish program has a facility limit of 220.0 million Polish zloty ($52.3 million as of November 30, 2016) and allows the Company's Polish subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. In October 2016, the Company's existing Australian program expired and the Company did not enter into a new program. Under the Polish and Australian programs, the cash advances received were reflected as cash provided by operating activities on the Company's consolidated statements of cash flows.

At November 30, 2016, under its Polish program, the Company had sold $45.8 million of trade accounts receivable to third-party financial institutions. At August 31, 2016, under its Polish and Australian programs, the Company had sold $85.7 million of trade accounts receivable to third-party financial institutions. At November 30, 2016, no advance payments had been received, and at August 31, 2016, $8.3 million in advance payments had been received.

During the three months ended November 30, 2016 and 2015, cash proceeds from the U.S. and international sale of trade accounts receivable programs were $170.5 million and $134.6 million, respectively, and cash payments to the owners of trade accounts receivable were $178.7 million and $123.9 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the trade accounts receivable for the U.S. and Australian programs. Discounts on U.S. and international sales of trade accounts receivable were $0.2 million and $0.4 million for the three months ended November 30, 2016 and 2015, respectively, and are included in selling, general and administrative expenses in the Company's condensed consolidated statements of earnings.

As of November 30, 2016 and August 31, 2016, the deferred purchase price on the Company's U.S. and international sale of trade accounts receivable programs is included in accounts receivable on the Company's condensed consolidated balance sheets. The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of trade accounts receivable programs.

	Three Months Ended November 30, 2016
(in thousands)	Total	U.S.	Australia*	Poland
Beginning balance	$289,748	$212,762	$26,662	$50,324
Transfers of accounts receivable	556,964	470,145	16,914	69,905
Collections	(551,274)	(467,190)	(9,659)	(74,425)
Program termination	(33,917)	—	(33,917)	—
Ending balance	$261,521	$215,717	$—	$45,804
 _________________
* Includes the sales of trade accounts receivable activities related to discontinued operations and businesses sold. For the three months ended November 30, 2016, there were no transfers of trade accounts receivable, collections of $3.7 million and program termination of $1.6 million.

	Three Months Ended November 30, 2015
(in thousands)	Total	U.S.	Australia**	Poland
Beginning balance	$339,547	$269,778	$18,038	$51,731
Transfers of accounts receivable	588,419	486,523	46,074	55,822
Collections	(699,104)	(560,171)	(48,826)	(90,107)
Ending balance	$228,862	$196,130	$15,286	$17,446
 _________________
** Includes the sales of trade accounts receivable activities related to discontinued operations and businesses held for sale. For the three months ended November 30, 2015, transfers of trade accounts receivable were $12.3 million and collections were $24.9 million.
NOTE 4. INVENTORIES, NET

As of November 30, 2016 and August 31, 2016, inventories were stated at the lower of cost or net realizable value. The Company determines inventory cost for its Americas Recycling, Americas Mills, Americas Fabrication and International Mill segments using the weighted average cost method. The Company determines inventory cost for its International Marketing and Distribution segment using the specific identification method. At November 30, 2016, 59% of the Company's total net inventories were valued using the weighted average cost method and 41% of the Company's total net inventories were valued using the specification identification method.

The majority of the Company's inventories are in the form of semi-finished and finished goods. The Company’s business model, with the exception of the International Marketing and Distribution segment, is such that products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. Inventories in the International Marketing and Distribution segment are sold as finished goods. As such, work in process inventories were not material at November 30, 2016 and August 31, 2016. At November 30, 2016 and August 31, 2016, $75.9 million and $77.9 million, respectively, of the Company's inventories were in the form of raw materials.

Inventory write-downs were $0.5 million and $2.7 million during the three months ended November 30, 2016 and 2015, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Goodwill, gross
Balance at August 31, 2016	$9,751	$4,970	$57,637	$2,432	$1,982	$76,772
Foreign currency translation	—	—	—	(172)	(98)	(270)
Balance at November 30, 2016	$9,751	$4,970	$57,637	$2,260	$1,884	$76,502

Accumulated impairment losses
Balance at August 31, 2016	$(9,751)	$—	$(493)	$(155)	$—	$(10,399)
Foreign currency translation	—	—	—	11	—	11
Balance at November 30, 2016	$(9,751)	$—	$(493)	$(144)	$—	$(10,388)

Goodwill, net
Balance at August 31, 2016	$—	$4,970	$57,144	$2,277	$1,982	$66,373
Foreign currency translation	—	—	—	(161)	(98)	(259)
Balance at November 30, 2016	$—	$4,970	$57,144	$2,116	$1,884	$66,114

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $17.6 million and $18.6 million at November 30, 2016 and August 31, 2016, respectively, and are included in other noncurrent assets on the Company's condensed consolidated balance sheets. Intangible amortization expense from continuing operations was $0.3 million and $1.1 million for the three months ended November 30, 2016 and 2015, respectively. Excluding goodwill, there are no significant intangible assets with indefinite lives.
NOTE 6. DISCONTINUED OPERATIONS
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
Financial information for discontinued operations was as follows:

	Three Months Ended November 30,
(in thousands)	2016	2015
Net sales	$(23)	$11,554
Loss from discontinued operations before income taxes	(917)	(572)
NOTE 7. CREDIT ARRANGEMENTS

During the fourth quarter of fiscal 2014, the Company entered into a fourth amended and restated credit agreement (the "Credit Agreement") for a revolving credit facility of $350.0 million with a maturity date of June 26, 2019. The maximum availability under the Credit Agreement can be increased to $500.0 million with bank approval. The Company's obligation under its Credit Agreement is collateralized by its U.S. inventory. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $3.0 million at both November 30, 2016 and August 31, 2016. The Company had no amounts drawn under the Credit Agreement at November 30, 2016 and August 31, 2016.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the Company's 2017 Notes and 2018 Notes, as defined below, and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, the Company will be required to maintain liquidity of at least $150.0 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the London Interbank Offered Rate ("LIBOR").

At November 30, 2016, the Company's interest coverage ratio was 4.84 to 1.00, and the Company's debt to capitalization ratio was 0.44 to 1.00.

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). Interest on the 2023 Notes is payable semiannually.

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

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At November 30, 2016 and August 31, 2016, the unamortized amounts were $9.8 million and $11.6 million, respectively. Amortization of the deferred gain for each of the three months ended November 30, 2016 and 2015 was $1.9 million.

At November 30, 2016, the Company was in compliance with all covenants contained in its debt agreements.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of November 30, 2016	November 30, 2016	August 31, 2016
2023 Notes	4.875%	$330,000	$330,000
2018 Notes	6.40%	407,718	408,874
2017 Notes	5.74%	301,858	302,601
Other, including equipment notes		32,437	34,166
Total debt		1,072,013	1,075,641
Less debt issuance costs		3,960	4,224
Total amounts outstanding		1,068,053	1,071,417
Less current maturities		312,892	313,469
Long-term debt		$755,161	$757,948

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

At both November 30, 2016 and August 31, 2016, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of PLN 175 million ($41.6 million) and PLN 175 million ($44.8 million), respectively. The uncommitted credit facilities as of November 30, 2016 have expiration dates ranging from March 2017 to November 2017, which CMCP intends to renew upon expiration. At November 30, 2016 and August 31, 2016, no amounts were outstanding under these facilities. During the three months ended November 30, 2016 and 2015, CMCP had no borrowings and no repayments under its uncommitted credit facilities.

The Company capitalized $1.6 million and $0.5 million of interest in the cost of property, plant and equipment during the three months ended November 30, 2016 and 2015, respectively. Cash paid for interest during the three months ended November 30, 2016 and 2015 was $8.4 million and $9.0 million, respectively.
NOTE 8. NEW MARKETS TAX CREDIT TRANSACTIONS

In the second quarter of fiscal 2016, the Company entered into a financing transaction with U.S. Bancorp Community Development Corporation, a Minnesota corporation ("USBCDC"), related to the development, construction and equipping of a steel micro-mill in Durant, Oklahoma. To effect the transaction, USBCDC made a capital contribution to USBCDC Investment Fund 156, LLC, a Missouri limited liability company (the "Investment Fund"). Additionally, Commonwealth Acquisitions Holdings, Inc., a wholly owned subsidiary of CMC ("Commonwealth"), made a loan to the Investment Fund. The transaction qualified under the New Markets Tax Credit Program (the "NMTC Program") provided for in the Community Renewal Tax Relief Act of 2000 (the "Act"). The NMTC Program is intended to induce capital investment in qualified low-income communities. The Act permits taxpayers to claim credits against federal income taxes for up to 39% of qualified investments in certain community development entities (“CDEs”). CDEs are privately managed entities that are certified to make qualified low-income community investments to qualified projects.

Commonwealth loaned $35.3 million to the Investment Fund at an interest rate of approximately 1.08% per year and with a maturity date of December 24, 2045 (the "Commonwealth Loan"). The Investment Fund also received capital contributions from USBCDC in the aggregate amount of $17.7 million (the "USBCDC Equity"). The Investment Fund used $51.5 million of the proceeds received from the Commonwealth Loan and the USBCDC Equity to make qualified equity investments ("QEIs") into certain CDEs, which, in turn, used $50.7 million of the QEIs to make loans to CMC Steel Oklahoma, LLC, a wholly owned subsidiary of CMC, with terms similar to the Commonwealth Loan and as partial financing for the construction, development and equipping of a new steel micro-mill in Durant, Oklahoma. The proceeds of the loans from the CDEs were recorded as restricted cash and included in other current assets in the accompanying condensed consolidated balance sheet. During the three months ended November 30, 2016, the Company spent $16.5 million for qualified construction, development, and equipping activities for the micro-mill. The balance remaining in restricted cash was $5.2 million and $21.7 million at November 30, 2016 and August 31, 2016, respectively.

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

At November 30, 2016, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $265.8 million and $31.2 million, respectively. At November 30, 2015, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $306.3 million and $33.5 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of November 30, 2016:

Commodity	Long/Short	Total
Aluminum	Long	1,822	MT
Copper	Long	237	MT
Copper	Short	5,160	MT
Zinc	Long	22	MT
 _________________
MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's condensed consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three months ended November 30, 2016 and 2015. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the condensed consolidated statements of earnings:

		Three Months Ended November 30,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2016	2015
Commodity	Cost of goods sold	$(4,629)	$2,172
Foreign exchange	Cost of goods sold	(8)	50
Foreign exchange	SG&A expenses	4,049	5,219
Gain (loss) before income taxes		$(588)	$7,441

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended November 30,
	Location	2016	2015
Foreign exchange	Net sales	$(22)	$144
Foreign exchange	Cost of goods sold	1,086	(994)
Gain (loss) before income taxes		$1,064	$(850)

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended November 30,
	Location	2016	2015
Foreign exchange	Net sales	$22	$(145)
Foreign exchange	Cost of goods sold	(1,086)	994
Gain (loss) before income taxes		$(1,064)	$849

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended November 30,
	2016	2015
Commodity	$99	$(477)
Foreign exchange	33	468
Gain (loss), net of income taxes	$132	$(9)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended November 30,
	Location	2016	2015
Commodity	Cost of goods sold	$(92)	$(51)
Foreign exchange	Net sales	(85)	57
Foreign exchange	Cost of goods sold	128	(8)
Foreign exchange	SG&A expenses	152	35
Interest rate	Interest expense	134	134
Gain before income taxes		237	167
Income taxes	Income taxes	(47)	(49)
Gain, net of income taxes		$190	$118

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's condensed consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at November 30, 2016 and August 31, 2016. The fair value of the Company's derivative instruments on the condensed consolidated balance sheets was as follows:

Derivative Assets (in thousands)	November 30, 2016	August 31, 2016
Commodity — designated for hedge accounting	$89	$4
Commodity — not designated for hedge accounting	108	584
Foreign exchange — designated for hedge accounting	1,595	1,398
Foreign exchange — not designated for hedge accounting	3,055	750
Derivative assets (other current assets)*	$4,847	$2,736

Derivative Liabilities (in thousands)	November 30, 2016	August 31, 2016
Commodity — designated for hedge accounting	$—	$5
Commodity — not designated for hedge accounting	3,211	117
Foreign exchange — designated for hedge accounting	360	902
Foreign exchange — not designated for hedge accounting	1,498	1,161
Derivative liabilities (accrued expenses and other payables)*	$5,069	$2,185
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of November 30, 2016, substantially all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months. All of the instruments are highly liquid and were not entered into for trading purposes.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	November 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$385,371	$385,371	$—	$—
Commodity derivative assets (2)	197	108	89	—
Foreign exchange derivative assets (2)	4,650	—	4,650	—
Liabilities:
Commodity derivative liabilities (2)	3,211	3,211	—	—
Foreign exchange derivative liabilities (2)	1,858	—	1,858	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$278,759	$278,759	$—	$—
Commodity derivative assets (2)	588	584	4	—
Foreign exchange derivative assets (2)	2,148	—	2,148	—
Liabilities:
Commodity derivative liabilities (2)	122	117	5	—
Foreign exchange derivative liabilities (2)	2,063	—	2,063	—
 _________________
(1) Money market investments are short-term in nature, and the value is determined by broker quoted prices in active markets. The investment portfolio mix can change each period based on the Company's assessment of investment options.

(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Further discussion regarding the Company's use of derivative instruments and the classification of the assets and liabilities is included in Note 9, Derivatives and Risk Management.

There were no material non-recurring fair value remeasurements during the three months ended November 30, 2016 and 2015, respectively.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the condensed consolidated balance sheets were as follows:

		November 30, 2016		August 31, 2016
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 Notes (1)	Level 2	$330,000	$334,643	$330,000	$332,010
2018 Notes (1)	Level 2	407,718	428,805	408,874	432,303
2017 Notes (1)	Level 2	301,858	303,093	302,601	311,250
_________________
(1) The fair value of the notes is determined based on indicated market values.
NOTE 11. INCOME TAX

The Company's effective income tax rate from continuing operations for the three months ended November 30, 2016 and 2015 was 27.0% and 31.5%, respectively. The effective tax rate is determined by computing the estimated annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the appropriate period. Several factors determine the Company's effective tax rate, including the mix and amount of global earnings, the impact of loss companies for which no tax benefit is available due to valuation allowances, audit related adjustments, and the impact of permanent tax adjustments.

For the three months ended November 30, 2016, the tax rate was lower than the statutory income tax rate of 35%. Items that benefited the effective tax rate include:

i.	the proportion of our global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19%,

ii.	benefit under Section 199 of the Internal Revenue Code related to domestic production activity income, and

iii.	a non-taxable gain on assets related to our non-qualified Benefits Restoration Plan (“BRP”).

For the three months ended November 30, 2015, the tax rate was lower than the statutory income tax rate of 35%. Items that benefited the effective tax rate include:

i.	the proportion of our global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19%, and

ii.	benefit under Section 199 of the Internal Revenue Code related to domestic production activity income.

In both the three months ended November 30, 2016 and 2015, the effective tax rate was negatively impacted by losses from operations in certain jurisdictions in which the Company maintains a valuation allowance, thus providing no benefit for such losses.

The Company’s effective income tax rate from discontinued operations for the three months ended November 30, 2016 and 2015 was 2.0% and 0.4%, respectively. The increase in the Company's effective income tax rate from discontinued operations for the three months ended November 30, 2016 and 2015 reflected the fact that earnings from discontinued operations before income taxes included a loss in Australia, a jurisdiction in which all tax losses created a deferred tax asset that was subject to a full valuation allowance, and thus no tax benefit was recorded. The tax benefit related to discontinued operations was the result of nominal pre-tax losses from discontinued operations which are subject to U.S. tax.

The Company made net payments of $1.8 million and $4.7 million for income taxes during the three months ended November 30, 2016 and 2015, respectively.

As of November 30, 2016 and August 31, 2016, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $9.5 million, exclusive of interest and penalties.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent reserve for uncertain income tax positions. For the three months ended November 30, 2016, before any income tax benefits, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending November 30, 2017, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $1.3 million, which would reduce the provision for income taxes by $1.3 million.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, CMC and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2012 and forward, with the exception of the R&D credit issue discussed below
U.S. States — 2009 and forward
Foreign — 2009 and forward

During the fiscal year ended August 31, 2016, the Company completed an IRS exam for the years 2009 through 2011 and received confirmation from the United States Congress Joint Committee on Taxation that all matters were settled with the exception of R&D credits, which are still under review. In addition, the Company is under examination by certain state revenue authorities for the years 2009 through 2015. Management believes the Company's recorded income tax liabilities as of November 30, 2016 sufficiently reflect the anticipated outcome of these examinations.
NOTE 12. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described, and informational disclosures provided, in Note 16, Stock-Based Compensation Plans, to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016. During the three months ended November 30, 2016 and 2015, restricted stock units and performance stock units accounted for under the equity method totaling 0.9 million and 1.5 million, respectively, were granted at a weighted-average fair value of $15.77 and $16.02, respectively.

Additionally, during the three months ended November 30, 2016 and 2015, the Company granted 872,739 and 430,376 equivalent shares, respectively, of performance stock units and restricted stock units accounted for under the liability method. During the three months ended November 30, 2016, certain restricted stock units and performance stock units that were previously accounted for under the equity method were modified to allow optionality related to the net share settlement feature, which resulted in these awards now being accounted for under the liability method. The fair value of liability awards is remeasured each reporting period and is recognized ratably over the service period. The Company incurred expenses of $3.9 million as a result of the modification and increased stock value at November 30, 2016 compared to no material adjustments for the three months ended November 30, 2015. As of November 30, 2016, the Company had 2,115,788 equivalent shares accounted for under the liability method outstanding. The Company expects 2,016,444 equivalent shares to vest.

In general, the restricted stock units granted during fiscal 2017, 2016, and 2015 vest ratably over a period of three years. However, certain restricted stock units granted during fiscal 2017 and 2015 cliff vest after a period of three years. Additionally, certain restricted stock units granted during fiscal 2015 vest after a specified service period during which one-third of each such award vests on the second anniversary of the grant date, and the remaining two-thirds of each such award vests on the third anniversary of the grant date. For certain restricted stock units granted during fiscal 2014, 25% vests on the second anniversary of the grant date; 25% vests on the third anniversary of the grant date and the remaining 50% vests on the fourth anniversary of the grant date. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, the performance stock units granted during fiscal 2017, 2016, and 2015 will vest after a period of three years.

Total stock-based compensation expense, including fair value remeasurements, for the three months ended November 30, 2016 and 2015 of $8.2 million and $6.3 million, respectively, was included in selling, general and administrative expenses on the Company's condensed consolidated statements of earnings.

NOTE 13. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of basic and diluted earnings per share from continuing operations for the three months ended November 30, 2016 and 2015 were as follows:

	Three Months Ended November 30,
(in thousands, except share data)	2016	2015
Earnings from continuing operations attributable to CMC	$7,174	$25,633

Basic earnings per share:
Shares outstanding for basic earnings per share	115,097,467	116,022,241

Basic earnings per share attributable to CMC	$0.06	$0.22

Diluted earnings per share:
Shares outstanding for basic earnings per share	115,097,467	116,022,241
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,507,322	1,317,204
Shares outstanding for diluted earnings per share	116,604,789	117,339,445

Diluted earnings per share attributable to CMC	$0.06	$0.22

Anti-dilutive shares not included above	130,989	818,546
 _________________
CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $100.0 million of shares of CMC common stock. The Company did not purchase any shares of CMC common stock during the three months ended November 30, 2016. During the three months ended November 30, 2015, the Company purchased 316,086 shares of CMC common stock at an average purchase price of $14.41 per share. The Company had remaining authorization to purchase $27.6 million of common stock at November 30, 2016.
NOTE 14. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. See Note 19, Commitments and Contingencies, to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party ("PRP") at several sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both November 30, 2016 and August 31, 2016, the Company had accrued $0.7 million for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including with respect to CERCLA sites, were $3.2 million and $3.3 million as of November 30, 2016 and August 31, 2016, respectively, of which $2.1 million was classified as other long-term liabilities as of both November 30, 2016 and August 31, 2016. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

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

The Company structures its business into the following five reporting segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. See Note 1, Nature of Operations, of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016, for more information about the reporting segments, including the types of products and services from which each reporting segment derives its net sales. Corporate contains net earnings on BRP assets and short-term investments as well as expenses of the Company's corporate headquarters and interest expense related to its long-term debt.

The financial information presented for the International Marketing and Distribution segment excludes the operations of the Australian steel distribution business. This operation has been classified as discontinued operations in the consolidated statements of earnings. See Note 6, Discontinued Operations, for more information.

The Company uses adjusted operating profit (loss) from continuing operations to compare and evaluate the financial performance of its segments. Adjusted operating profit (loss) is the sum of the Company's earnings from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended November 30, 2016
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$154,362	$203,331	$335,277	$134,190	$246,153	$1,750	$—	$1,075,063
Intersegment sales	22,346	143,834	3,123	211	2,007	—	(171,521)	—
Net sales	176,708	347,165	338,400	134,401	248,160	1,750	(171,521)	1,075,063
Adjusted operating profit (loss) from continuing operations	(5,098)	36,949	6,711	9,973	(966)	(24,013)	(204)	23,352
Total assets as of November 30, 2016*	194,056	791,063	629,925	360,428	560,109	950,717	(484,859)	3,001,439

	Three Months Ended November 30, 2015
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$154,836	$217,641	$379,481	$120,448	$280,062	$2,391	$—	$1,154,859
Intersegment sales	24,371	166,891	2,833	—	2,975	—	(197,070)	—
Net sales	179,207	384,532	382,314	120,448	283,037	2,391	(197,070)	1,154,859
Adjusted operating profit (loss)	(6,548)	59,064	21,345	2,771	(2,169)	(18,072)	(330)	56,061
Total assets as of August 31, 2016*	188,873	798,481	659,165	372,492	564,068	1,034,053	(493,050)	3,124,082
 _________________
* Excludes total assets from discontinued operations of $1.2 million at November 30, 2016 and $6.8 million at August 31, 2016.

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Three Months Ended November 30,
(in thousands)	2016	2015
Earnings from continuing operations	$7,174	$25,633
Income taxes	2,653	11,772
Interest expense	13,298	18,304
Discounts on sales of accounts receivable	227	352
Adjusted operating profit from continuing operations	$23,352	$56,061
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016. This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" in Item 2 of this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations. In the table below, we have included financial measures that were not derived in accordance with accounting principles generally accepted in the United States ("GAAP").

	Three Months Ended November 30,
(in thousands, except per share data)	2016	2015
Net sales*	$1,075,063	$1,154,859
Earnings from continuing operations	7,174	25,633
Adjusted operating profit from continuing operations+	23,352	56,061
Adjusted EBITDA from continuing operations+	53,799	87,700
Diluted net earnings per share attributable to CMC	0.05	0.21
 _________________
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

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Three Months Ended November 30,
(in thousands)	2016	2015
Earnings from continuing operations	$7,174	$25,633
Income taxes	2,653	11,772
Interest expense	13,298	18,304
Discounts on sales of accounts receivable	227	352
Adjusted operating profit from continuing operations	$23,352	$56,061

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations is the sum of earnings from continuing operations before net earnings attributable to noncontrolling interests, interest expense and income taxes. It also excludes CMC's largest recurring non-cash charge, depreciation and amortization, as well as long-lived asset impairment charges, which are also non-cash. Adjusted EBITDA from continuing operations should not be considered as an alternative to earnings from continuing operations or net earnings, or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA from continuing operations provides relevant and useful information, which is often used by analysts, creditors and other interested parties in our industry. Additionally, adjusted EBITDA from continuing operations is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA from continuing operations may be inconsistent with similar measures presented by other companies.

There were no net earnings attributable to noncontrolling interests during the three months ended November 30, 2016 and November 30, 2015.

Reconciliations of earnings from continuing operations to adjusted EBITDA from continuing operations are provided below:

	Three Months Ended November 30,
(in thousands)	2016	2015
Earnings from continuing operations	$7,174	$25,633
Interest expense	13,298	18,304
Income taxes	2,653	11,772
Depreciation and amortization	30,286	31,991
Impairment charges	388	—
Adjusted EBITDA from continuing operations	$53,799	$87,700

Summary

Net sales for the three months ended November 30, 2016 decreased $79.8 million, or 7%, compared to the corresponding period in fiscal 2016 primarily due to decreases in the average selling prices and volumes for our Americas Mills, Americas Fabrication and International Marketing and Distribution segments. Average selling prices and volumes for our Americas Mills and Americas Fabrication segments were adversely impacted by declining U.S. steel and commodity pricing and continued import pressures in the U.S. during the three months ended November 30, 2016 compared to the corresponding period in fiscal 2016. Average selling prices and volumes for our International Marketing and Distribution segment decreased primarily due a decline in volumes of a high value product within the portfolio of our raw materials trading business headquartered in the U.S and our decision to exit the United Kingdom steel trading business in the fourth quarter of fiscal 2016. In contrast, our International Mill segment recorded an increase in net sales due to a 14% increase in shipments, primarily driven by strong demand in the construction sector for rebar and merchant products as well as lower rebar imports due to the threat of potential anti-subsidy filings against Belarus.

Earnings from continuing operations for the three months ended November 30, 2016 decreased $18.5 million, or 72%, compared to the corresponding period in fiscal 2016. Adjusted operating profit from continuing operations for the three months ended November 30, 2016 decreased $32.7 million, or 58%, compared to the corresponding period in fiscal 2016, primarily driven by our Americas Mills and Americas Fabrication segments. In addition to the decline in average selling prices and volumes discussed above, average metal margins for our Americas Mills and Americas Fabrication segments decreased 17% and 13%, respectively, compared to the three months ended November 30, 2015. In contrast, our International Mill segment recorded an increase in adjusted operating profit due to the increase in shipments discussed above, partially offset by a 3% decline in average metal margin.

Selling, General and Administrative Expenses
Selling, general and administrative expenses from continuing operations for the three months ended November 30, 2016 increased $7.0 million, compared to the corresponding period in fiscal 2016. The increase was primarily due to a $4.2 million increase in expense related to mark-to-market adjustments associated with our outstanding equity awards accounted for as liability awards as a result of our increased stock value at November 30, 2016. Additionally, severance expenses increased $2.5 million, gains on the disposal of assets decreased $2.4 million, and we recognized a $1.6 million net unfavorable impact from foreign currency transactions and foreign exchange derivative activities, in each case compared to the first three months of fiscal 2016.

Interest Expense

Interest expense for the three months ended November 30, 2016 decreased $5.0 million compared to the three months ended November 30, 2015. The decrease in interest expense was primarily due to the repayment of long-term notes in the second quarter of fiscal 2016, which reduced interest expense by $3.5 million for the three months ended November 30, 2016, compared to the corresponding period in the prior fiscal year. See Note 7, Credit Arrangements, of this Quarterly Report on Form 10-Q for additional information regarding the repayment of long-term notes. Also decreasing interest expense is the construction of the steel micro-mill in Durant, Oklahoma, which increased capitalized interest by an additional $1.2 million for the three months ended November 30, 2016, compared to the three months ended November 30, 2015.

Income Taxes

Our effective income tax rate from continuing operations for the three months ended November 30, 2016 was 27.0%, compared with 31.5% for the three months ended November 30, 2015. The decrease in our effective income tax rate from continuing operations for the three months ended November 30, 2016 was largely attributable to an increase in the proportion of global income from operations earned in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19%. Our effective income tax rates can also be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent while the composition of domestic and foreign earnings can create larger fluctuations in our effective tax rate.
We intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries. While not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is a complex, hypothetical calculation and is therefore impracticable to present in this Quarterly Report on Form 10-Q.
SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 15, Business Segments, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Americas Recycling

	Three Months Ended November 30,
(in thousands)	2016	2015
Net sales	$176,708	$179,207
Adjusted operating loss	(5,098)	(6,548)

Average selling price (per short ton)
Average ferrous selling price	$186	$173
Average nonferrous selling price	1,816	1,781

Short tons shipped (in thousands)
Ferrous tons shipped	405	389
Nonferrous tons shipped	49	52
Total tons shipped	454	441

Net sales for the three months ended November 30, 2016 decreased $2.5 million, or 1%, compared to the corresponding period in fiscal 2016 primarily due to insurance settlement revenue of $2.5 million recorded during the three months ended November 30, 2015. Net sales were positively impacted by a $13 per short ton increase in average ferrous selling prices and a 4% increase in ferrous tons shipped. Average nonferrous selling prices increased $35 per short ton while nonferrous tons shipped decreased 6%. Nonferrous shipments decreased as lower prices during the fourth quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015 slowed material flow during the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016.

Adjusted operating loss decreased $1.5 million for the three months ended November 30, 2016 compared to the corresponding period in fiscal 2016. During the first quarter of fiscal 2017, the increase in average nonferrous selling prices discussed above coupled with a decrease in average nonferrous material costs resulted in a 38% improvement in average nonferrous metal margin compared to the first quarter of fiscal 2016. Additionally, during the first quarter of fiscal 2017, labor and employee benefit expenses decreased 11% per short ton compared to the same period in fiscal 2016.

Americas Mills

	Three Months Ended November 30,
(in thousands)	2016	2015
Net sales	$347,165	$384,532
Adjusted operating profit	36,949	59,064

Average price (per short ton)
Finished goods selling price	$507	$567
Total sales	499	556
Cost of ferrous scrap consumed	201	198
Metal margin	298	358
Ferrous scrap purchase price	171	158

Short tons (in thousands)
Tons melted	615	613
Tons rolled	589	589
Tons shipped	635	640

In our Americas Mills segment we include our five domestic steel mills, (four commonly referred to as "minimills" and one commonly referred to as a "micro-mill"), our micro-mill currently under construction in Oklahoma, and the recycling locations which directly support the steel mills.

Net sales for the three months ended November 30, 2016 decreased $37.4 million, or 10%, compared to the corresponding period in fiscal 2016. The decrease in net sales for the three months ended November 30, 2016 was due to a decrease in average selling price of $57 per short ton coupled with a 1% decrease in tons shipped when compared to the corresponding period in fiscal 2016. Average selling prices decreased as a result of continued import pressures in the U.S. and continued volatility of scrap pricing which combined to create a soft pricing environment for mill products. During the three months ended November 30, 2016, shipments of our finished products decreased approximately 13 thousand short tons due to lower demand from the service center industry while shipments of our semi-finished products increased approximately eight thousand short tons due to improving conditions in the oil and gas industry.

Adjusted operating profit for the three months ended November 30, 2016 decreased $22.1 million compared to the corresponding period in fiscal 2016. During the three months ended November 30, 2016, the decrease in average selling prices discussed above and a $3 per short ton increase in the average cost of ferrous scrap consumed resulted in a 17% decrease in average metal margin compared to the three months ended November 30, 2015, due to continued import pressure in the U.S. and the volatility of scrap pricing. Additionally, labor and employee benefit expenses increased 5% per short ton during the three months ended November 30, 2016 compared to the three months ended November 30, 2015. Partially offsetting the margin compression were reductions in certain expenses for the three months ended November 30, 2016 compared to three months ended November 30, 2015, largely attributable to decreases in: (i) freight expenses of 8% per short ton due to reduced fuel costs and (ii) repairs and maintenance expenses of $1.5 million due to variances in the timing and amounts of routine maintenance and equipment enhancements conducted in the normal course of business.

Americas Fabrication

	Three Months Ended November 30,
(in thousands)	2016	2015
Net sales	$338,400	$382,314
Adjusted operating profit	6,711	21,345

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$747	$860
Structural	2,162	2,354
Post	832	867

Short tons shipped (in thousands)
Rebar	248	249
Structural	7	7
Post	18	21

Net sales for the three months ended November 30, 2016 decreased $43.9 million, or 11%, compared to the corresponding period in fiscal 2016. The decrease in net sales for the three months ended November 30, 2016 was primarily due to a 12% decrease in the average composite selling price. Import pressure throughout fiscal 2016 resulted in falling steel commodity prices and lower pricing on projects booked during fiscal 2016. Our fabrication backlog run out can be nine months or more, and as such, projects booked in fiscal 2016 at lower prices negatively impacted the average composite selling price during the first quarter of fiscal 2017.

Adjusted operating profit for the three months ended November 30, 2016 decreased $14.6 million, compared to the corresponding period in fiscal 2016. The decrease in adjusted operating profit for the first quarter of fiscal 2017 was primarily due to a 13% decrease in average composite metal margin as the average composite selling price decreased faster than the decrease in average composite material cost, compared to the first quarter of fiscal 2016. Additionally, this segment benefited from a $2.4 million gain on the sale of fixed assets during the first quarter of fiscal 2016.

International Mill

	Three Months Ended November 30,
(in thousands)	2016	2015
Net sales	$134,401	$120,448
Adjusted operating profit	9,973	2,771

Average price (per short ton)
Total sales	$397	$408
Cost of ferrous scrap consumed	202	207
Metal margin	195	201
Ferrous scrap purchase price	172	166

Short tons (in thousands)
Tons melted	354	320
Tons rolled	313	300
Tons shipped	316	278

Net sales for the three months ended November 30, 2016 increased $14.0 million, or 12%, compared to the corresponding period in fiscal 2016. The increase in net sales for the three months ended November 30, 2016 was primarily due to a 14% increase in tons shipped, primarily driven by strong demand in the construction sector for rebar and merchant products as well as lower rebar imports due to the threat of potential anti-subsidy filings against Belarus. During the three months ended November 30, 2016, the increased volumes were partially offset by a decrease in average selling price of 3% as a result of a change in product mix with greater net sales from our semi-finished products as opposed to our finished products compared to the three months ended November 30, 2015. Additionally, the increase in net sales for the three months ended November 30, 2016 reflects unfavorable foreign currency fluctuation impacts of approximately $3.8 million due to the strengthening of the U.S. dollar in relation to the zloty.

Adjusted operating profit for the three months ended November 30, 2016 increased $7.2 million, compared to the corresponding period in fiscal 2016. The increase in adjusted operating profit for the first quarter of fiscal 2017 resulted from the increase in tons shipped discussed above, partially offset by a 3% per short ton decrease in average metal margin due to the decline in selling prices discussed above which outpaced the decline in the cost of ferrous scrap consumed. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's adjusted operating profit for the three months ended November 30, 2016.

International Marketing and Distribution

	Three Months Ended November 30,
(in thousands)	2016	2015
Net sales	$248,160	$283,037
Adjusted operating loss	(966)	(2,169)

Net sales for the three months ended November 30, 2016 decreased $34.9 million, or 12%, compared to the corresponding period in fiscal 2016. The decrease in net sales for the three months ended November 30, 2016 was primarily due to a decline in volumes sold of a high value product within the portfolio of our raw materials trading business headquartered in the U.S. Additionally, during the first quarter of fiscal 2017, our operations in the United Kingdom experienced a decline in volumes as a result of our decision to exit the United Kingdom steel trading business in the fourth quarter of fiscal 2016 and a decline in average selling price driven by the strengthening of the U.S. dollar in relation to the British Pound, in each case compared to the first quarter of fiscal 2016.

Adjusted operating loss for the three months ended November 30, 2016 decreased $1.2 million compared to the corresponding period in fiscal 2016. The decrease in adjusted operating loss was primarily due to improved margins for our steel trading business headquartered in the U.S. as a result of marginal improvements within the energy market and the effects of anti-dumping cases. Further decreasing adjusted operating loss for the three months ended November 30, 2016, was the wind-down of our steel distribution business in the United Kingdom, which contributed to lower margins in the first quarter of fiscal 2016. These improved margins were partially offset by a decline in margins for our operations in Asia. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's adjusted operating loss for the three months ended November 30, 2016.

Corporate

Our corporate expenses for the three months ended November 30, 2016 increased $5.9 million, compared to the corresponding period in fiscal 2016. The increase in corporate expenses for the three months ended November 30, 2016 was primarily due to a $4.2 million increase in expense related to mark-to-market adjustments associated with our outstanding equity awards accounted for as liability awards as a result of our increased stock value at November 30, 2016.

DISCONTINUED OPERATIONS DATA

In the first quarter of fiscal 2015, we decided to exit our steel distribution business in Australia, which met the definition of a discontinued operation. As a result, our steel distribution business in Australia has been presented as a discontinued operation for all periods. During the fourth quarter of fiscal 2015, the Company completed the sale of six locations that were a part of the Australian steel distribution business and ceased all operations at three other locations that were part of the Australian steel distribution business. As of August 31, 2015, one location remained for sale and in the fourth quarter of fiscal 2016, the Company completed the sale of the remaining location. Our Australian steel distribution business was previously included in the International Marketing and Distribution segment.

OUTLOOK

Our second fiscal quarter has historically been slower as a result of a seasonal downturn in construction activity due to winter weather conditions and holidays. Several indicators point to potential improvements in market conditions during our fiscal 2017. Non-residential construction, our primary end use market in the U.S., has improved over the last several months. Non-residential construction spending increased 9% and non-residential construction starts increased 29% year over year for the quarter ending November 30, 2016. Additionally, the Architectural Billings Index for the southern U.S., an important geography for CMC, has remained strong for the last several quarters. We are optimistic about potential investments in infrastructure which may begin to develop during our fiscal 2017 as a result of the Fixing America’s Surface Transportation ("FAST") Act. Ferrous scrap pricing improved during November and December 2016, which we expect will support finished goods pricing and re-entry into the market by customers anticipating a market bottom. Finally, the change in the political leadership following the U.S. elections may result in more favorable business conditions and economic growth in the medium and long terms. Potential changes in the regulatory environment related to trade, taxes, infrastructure spending and other matters may bode well for the domestic steel industry and we are well positioned to capitalize on any such changes.
LIQUIDITY AND CAPITAL RESOURCES

See Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

While we believe the lending institutions participating in our credit arrangements are financially capable, it is important to note that the banking and capital markets periodically experience volatility that may limit our ability to raise capital. Additionally, changes to our credit rating by any rating agency may impact our ability to raise capital and our financing costs.

The table below reflects our sources, facilities and availability of liquidity as of November 30, 2016:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$465,167	465,167
Revolving credit facility	350,000	$346,983
U.S. receivables sale facility	200,000	119,266
International accounts receivable sales facilities	47,556	47,556
Bank credit facilities — uncommitted	41,611	41,611
Notes due from 2017 to 2023	1,029,818	*
Equipment notes	32,437	*
 _________________
* We believe we have access to additional financing and refinancing, if needed.

As of November 30, 2016, we had $300.0 million of 6.50% Senior Notes due July 2017 (the "2017 Notes"), $399.8 million of 7.35% Senior Notes due August 2018 (the "2018 Notes") and $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes" and together with the 2017 Notes and the 2018 Notes, the "Notes"). The Notes require interest only payments until maturity. We expect cash on hand and cash generated from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or to refinance these notes when they mature.

At November 30, 2016 and August 31, 2016, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of Polish zloty ("PLN") 175 million ($41.6 million) and PLN 175 million ($44.8 million), respectively. As of November 30, 2016, the uncommitted credit facilities have expiration dates ranging from March 2017 to November 2017, which CMCP intends to renew upon expiration. At November 30, 2016 and August 31, 2016, no amounts were outstanding under these facilities. During the three months ended November 30, 2016, and November 30, 2015, CMCP had no borrowings or repayments under its uncommitted credit facilities.

With bank approval, the maximum availability under our $350.0 million revolving credit facility (the "Credit Agreement") can be increased to $500.0 million. Our obligation under the Credit Agreement is collateralized by our U.S. inventory. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit, which totaled $3.0 million at November 30, 2016. The Company had no amounts drawn under its revolving credit facilities at November 30, 2016 and August 31, 2016.

Under the Credit Agreement, we are required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the 2017 Notes and the 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, we will be required to maintain liquidity of at least $150.0 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At November 30, 2016, our interest coverage ratio was 4.84 to 1.00 and our debt to capitalization ratio was 0.44 to 1.00.

At November 30, 2016, we were in compliance with all of the covenants contained in our debt agreements.

Our foreign operations generated approximately 28% of our net sales during the first quarter of fiscal 2017, and as a result, our foreign operations had cash and cash equivalents of approximately $64.0 million at November 30, 2016. Historically, our U.S. operations have generated the majority of our cash, which has been used to fund the cash needs of our U.S. operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350.0 million credit facility described above and the $200.0 million sale of accounts receivable program described below. We intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries. If a repatriation of earnings occurs in the future, we would be required to provide for income taxes on dividends from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 28% of total receivables at November 30, 2016.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 3, Sales of Accounts Receivable, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. Our U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our U.S. sale of accounts receivable program contains covenants that are consistent with the covenants contained in the Credit Agreement.

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed credit facility and are not included in our overall liquidity analysis. We did not have any material amounts of documentary letters of credit outstanding at November 30, 2016 and August 31, 2016, respectively. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which we may repurchase up to $100.0 million of shares of CMC common stock. We intend to repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated at any time without prior notice. We did not purchase any shares of CMC common stock during the three months ended November 30, 2016. During the three months ended November 30, 2015, we purchased 316,086 shares of CMC common stock at an average purchase price of $14.41 per share.

Cash Flows

Operating Activities
Our cash flows from operating activities result primarily from the sale of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. See Note 9, Derivatives and Risk Management, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Net cash flows used by operating activities were $1.0 million during the first three months of fiscal 2017 compared to net cash flows from operating activities of $219.6 million during the first three months of fiscal 2016. Net earnings decreased $18.8 million during the first three months of fiscal 2017 compared to the same period in the prior fiscal year. Net earnings were impacted by the following non-cash items and items included in net earnings for which the cash effects did not relate to operating activities: $8.2 million stock-based compensation and $0.5 million write-down of inventories during first three months of fiscal 2017, compared to $6.3 million stock-based compensation, $2.7 million write-down of inventories and $2.8 million net gain on sale of fixed assets and other during the first three months of fiscal 2016. Cash used by changes in operating assets and liabilities was $33.7 million during the first three months of fiscal 2017 compared to cash from changes in operating assets and liabilities of $170.3 million during the corresponding period in fiscal 2016 with the following significant changes:

Accounts receivable - Cash generated from accounts receivable decreased $136.6 million during the first three months of fiscal 2017 compared to the same period of fiscal 2016. The decrease in cash from accounts receivable primarily relates to the change in consolidated net sales period over period as consolidated net sales from the fourth quarter of fiscal 2016 to the first quarter of fiscal 2017 decreased $141.1 million, and consolidated net sales from the fourth quarter of fiscal 2015 to the first quarter of fiscal 2016 decreased $274.5 million. Additionally, days sales outstanding during the first three months of fiscal 2017 deteriorated three days while days sales outstanding during the same period in fiscal 2016 improved one day.

Inventories - Cash generated from inventories decreased $68.0 million during the first three months of fiscal 2017 compared to the first three months of fiscal 2016. Cash generated from inventories decreased primarily due to our Americas Mills and International Marketing and Distribution segments as inventory levels decreased at a slower pace during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Additionally, inventory levels for our Americas Recycling segment increased during the first quarter of fiscal 2017 compared to a decrease in inventory levels during the first quarter of fiscal 2016. In contrast, days sales in inventories during the first quarter of fiscal 2017 deteriorated four days while days sales in inventories during the first quarter of fiscal 2016 deteriorated nine days.

Investing Activities
Net cash flows used by investing activities increased $17.3 million during the first three months of fiscal 2017 compared to the same period in the prior fiscal year. The largest factor contributing to the use of cash was an increase in capital expenditures of $31.8 million, primarily due to expenditures for the construction of a new steel micro-mill in Durant, Oklahoma, partially offset by a decrease in restricted cash of $16.6 million primarily used for the construction of the new steel micro-mill in Durant, Oklahoma.

We expect our total capital expenditures for fiscal 2017 to be between $250 million and $300 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Financing Activities
Net cash flows used by financing activities decreased $34.9 million during the first three months of fiscal 2017 compared to the same period in the prior fiscal year. The decrease primarily resulted from a decrease in net payments on short-term borrowings of $20.1 million, a $0.3 million increase in the level of usage of documentary letters of credit during the first three months of fiscal 2017 compared to a $9.8 million decrease in the level of usage of documentary letters of credit during the first three months of fiscal 2016, and a $4.6 million decrease in purchases of CMC common stock compared to the same period in the prior fiscal year. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

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

CONTRACTUAL OBLIGATIONS

There were no material changes to our contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016. Our estimated contractual obligations for the twelve months ending November 30, 2017 are approximately $1.0 billion and primarily constitute expenditures incurred in connection with normal revenue producing activities as well as repayments of long-term debt due in July 2017.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2016, we had committed $24.1 million under these arrangements.
OFF-BALANCE SHEET ARRANGEMENTS

For added flexibility, we may sell certain trade accounts receivable both in the U.S. and internationally. We utilize proceeds from the sales of the trade accounts receivables as an alternative to short-term borrowings, effectively managing our overall borrowing costs and providing an additional source of working capital. We account for sales of the trade accounts receivables as true sales and the trade accounts receivable balances that are sold are removed from the condensed consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on our condensed consolidated statements of cash flows. See Note 3, Sales of Accounts Receivable, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, with respect to U.S. construction activity, demand for our products, the effects of global steel overcapacity and international trade, share repurchases, legal proceedings, economic conditions, prices, changes in political and regulatory conditions, our financial condition, results of operations, capital projects, and capital expenditures, estimated contractual obligations, cash flows, liquidity and business, and our expectations or beliefs concerning future events and financial results. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

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

•	rapid and significant changes in the price of metals, potentially impairing our inventory values due to declines in commodity prices;

•	excess capacity in our industry, particularly in China, and product availability from competing steel mills and other steel suppliers including import quantities and pricing;

•	compliance with and changes in environmental laws and regulations, including increased regulation associated with climate change and greenhouse gas emissions;

•	involvement in various environmental matters that may result in fines, penalties or judgments;

•	potential limitations in our or our customers' ability to access credit and non-compliance by our customers with our existing commercial contracts and commitments;

•	activity in repurchasing shares of our common stock under our repurchase program;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	currency fluctuations;

•	global factors, including political uncertainties and military conflicts;

•	availability of electricity and natural gas for mill operations;

•	ability to hire and retain key executives and other employees;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	information technology interruptions and breaches in data security;

•	ability to make necessary capital expenditures to fund our mills;

•	availability and pricing of raw materials over which we exert little influence, including scrap metal, energy, insurance and supply prices;

•	unexpected equipment failures;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	increased costs related to health care reform legislation; and

•	those factors listed under Part I, Item 1A, Risk Factors, included in our Annual Report filed on Form 10-K for the fiscal year ended August 31, 2016.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Compared to the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $7.4 million, or 3%. Forward contracts denominated in Polish zloty and the Australian dollar with a U.S. dollar functional currency increased $31.5 million and $11.2 million, respectively, compared to August 31, 2016. Additionally, the Company's short copper contracts increased by $12.3 million. These increases were partially offset by forward contracts denominated in the British pound with a U.S. dollar functional currency and forward contracts denominated in the U.S. dollar with a Thai baht functional currency, which decreased $12.1 million and $9.5 million, respectively, compared to August 31, 2016. There were no other material changes.
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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended November 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended November 30, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1, 2016 - September 30, 2016	—	—	—	$27,598,706
October 1, 2016 - October 31, 2016	—	—	—	27,598,706
November 1, 2016 - November 30, 2016	—	—	—	27,598,706
Total	—		—
 _________________

(1)
 During the first quarter of fiscal 2015, the Company announced that CMC's Board of Directors had authorized a share repurchase program under which the Company may repurchase up to $100.0 million of shares of CMC common stock. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice.

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

10.1*
Separation Agreement, dated September 29, 2016, by and between Commercial Metals Company and John C. Elmore (filed as Exhibit 10.1 to Commercial Metals Company’s Form 8-K filed on September 30, 2016 and incorporated herein by reference).

10.2*
Second Amendment to Employment Agreement, dated September 30, 2016, by and between Commercial Metals Company and Tracy L. Porter (filed as Exhibit 10.1 to Commercial Metals Company’s Form 8-K filed on October 3, 2016 and incorporated herein by reference).

10.3*	Fifth Amendment to Terms and Conditions of Employment, dated November 28, 2016, by and between Commercial Metals Company and Joseph Alvarado (filed herewith).

10.4*
Third Amendment to Terms and Conditions of Employment dated November 28, 2016, by and between Commercial Metals Company and Barbara R. Smith (filed as Exhibit 99.1 to Commercial Metals Company’s Form 8-K filed on November 29, 2016 and incorporated herein by reference).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

* Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

January 9, 2017	/s/ Mary Lindsey
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

10.1*
Separation Agreement, dated September 29, 2016, by and between Commercial Metals Company and John C. Elmore (filed as Exhibit 10.1 to Commercial Metals Company’s Form 8-K filed on September 30, 2016 and incorporated herein by reference).

10.2*
Second Amendment to Employment Agreement, dated September 30, 2016, by and between Commercial Metals Company and Tracy L. Porter (filed as Exhibit 10.1 to Commercial Metals Company’s Form 8-K filed on October 3, 2016 and incorporated herein by reference).

10.3*	Fifth Amendment to Terms and Conditions of Employment, dated November 28, 2016, by and between Commercial Metals Company and Joseph Alvarado (filed herewith).

10.4*
Third Amendment to Terms and Conditions of Employment dated November 28, 2016, by and between Commercial Metals Company and Barbara R. Smith (filed as Exhibit 99.1 to Commercial Metals Company’s Form 8-K filed on November 29, 2016 and incorporated herein by reference).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

* Denotes management contract or compensatory plan.